Form 10-K
period 2011-12-31
TORCHMARK CORP
filed 2012-02-28
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	CUSIP	Name of each exchange on which registered
Common Stock, $1.00 par value per share	891027104	New York Stock Exchange
Common Stock, $1.00 par value per share	891027104	The International Stock Exchange, London, England
7.10% Trust Originated Preferred Securities	89102W208	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,506,812,451 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2012
Common Stock, $1.00 par value per share	100,186,568 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2012 (Proxy Statement)	Part III

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	4,381 producing agents in the U.S., Canada, and New Zealand.

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage, Medicare Supplement, and Medicare Part D marketed to middle-income Americans.	Direct mail, internet, television, magazine; nationwide.

Liberty National Exclusive Agency	Liberty National Life Insurance Company McKinney, Texas	Individual life and supplemental health insurance marketed to middle-income families.	1,345 producing agents; 64 branch offices.

United American Independent Agency	United American Insurance Company McKinney, Texas	Supplemental limited-benefit health coverage to people under age 65, Medicare Supplement and Medicare Part D coverage to Medicare beneficiaries and, to a lesser extent, life insurance.	1,447 independent producing agents in the U.S. and Canada.

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

	Annualized Premium in Force (Amounts in thousands)
	2011	2010	2009
Whole life:
Traditional	$1,153,621	$1,115,777	$1,077,347
Interest-sensitive	68,832	76,248	80,229
Term	524,784	499,814	483,064
Other	66,468	61,207	53,762

	$1,813,705	$1,753,046	$1,694,402

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	Annualized Premium in Force (Amounts in thousands)
	2011	2010	2009
Direct response	$630,044	$602,593	$578,223
Exclusive agents:
American Income	642,803	596,583	549,540
Liberty National	302,489	310,475	317,413
Independent agents:
United American	22,203	24,726	27,740
Other	216,166	218,669	221,486

	$1,813,705	$1,753,046	$1,694,402

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

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2011 by product category.

	Annualized Premium in Force (Amounts in thousands)
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$451,773	44	$461,386	47	$474,987	46
Limited-benefit plans	281,633	28	308,899	32	354,254	35
Medicare Part D	282,987	28	203,340	21	197,319	19

Total Health	$1,016,393	100	$973,625	100	$1,026,560	100

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2011 by marketing (distribution) method.

	Annualized Premium in Force (Amounts in thousands)
	2011	2010	2009
Direct response	$58,512	$57,014	$55,108
Exclusive agents:
Liberty National	284,204	316,839	365,027
American Income	72,991	74,049	71,836
Independent agents:
United American	317,699	322,383	337,270

	733,406	770,285	829,241
Medicare Part D	282,987	203,340	197,319

	$1,016,393	$973,625	$1,026,560

Annuities

Annuity products offered include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ending December 31, 2011 comprised less than 1% of premium.

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

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 96% of total investments at fair value at December 31, 2011. (See Note 4—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Guaranty Assessments.    State guaranty laws provide for assessments from insurance companies to be placed into a fund which is used, in the event of failure or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount which a company is assessed is determined according to the extent of these unsatisfied obligations in each state. Assessments are recoverable to a great extent as offsets against state premium taxes.

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

Personnel

At the end of 2011, Torchmark had 2,249 employees and 938 licensed employees under sales contracts.

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

A decline in interest rates could negatively affect income.    Declines in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the discount rates used to calculate the net policy liabilities. While we attempt to manage our investments to preserve the excess investment income spread, we provide no assurance that a significant and persistent decline in interest rates will not materially affect such spreads. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. These calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower rates.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Record and Consumer Protection Act of 2010 establishes a Federal Insurance Office (FIO) within the Department of the Treasury, and the Patient Protection Affordable Care Act created the Center for Consumer Information and Insurance Oversight (CCIIO), originally established under the Department of Health and Human Services and subsequently transferred to the Centers for Medicare and Medicaid Services (CMS). The creation of these insurance regulatory offices may indicate that the federal government intends to play a larger role in the regulation of the insurance industry. We cannot predict what impact, if any, the FIO and CCIIO, as well as any other proposals for federal regulation of insurance could have on our business, results of operations, or financial condition.

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

Item 1B.    Unresolved Staff Comments

As of December 31, 2011, Torchmark had no unresolved staff comments.

Item 2.    Properties

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Torchmark owns and occupies a 290,000 square foot facility located in McKinney, Texas (a north Dallas suburb). This facility is Torchmark’s corporate headquarters and also houses the operations of United American.

Liberty owns a 487,000 square foot building in Birmingham, Alabama which until 2010 served as Liberty’s home office. During 2010, Liberty vacated this building and currently operates its home office activities out of a 34,000 square foot facility leased in a Birmingham suburb. Approximately 15,000 square feet of storage space has also been leased near the new home office facility. Liberty also operates a company-owned district office used for agency sales personnel. Liberty is currently in the process of selling its former home office building, opting instead to operate from leased facilities.

A subsidiary of Globe owns a 112,000 square foot facility located in Oklahoma City, Oklahoma which houses the Globe direct response operation. This subsidiary has also leased an additional 25,000 square feet on a temporary basis while a 21,000 square foot addition to its facility is constructed. The addition is scheduled to be completed in late 2012, at which time the leased space will be vacated. Globe also currently leases 37,000 square feet of space for its home office activities in downtown Oklahoma City.

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

Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between January 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs assert claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs seek actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification and subsequently filed its appellate brief on April 8, 2010. On December 2, 2010, the Arkansas Supreme Court affirmed the lower court’s decision to certify the class. On January 6, 2012, the parties agreed in principal to settle the case. On January 11, 2012, the Court ordered the continuation of the trial, previously set to commence on January 17, 2012, pending notice to the class and the Court’s consideration of the agreed-upon settlement.

On March 15, 2011, purported class action litigation was filed against American Income and Torchmark in the District Court for the Northern District of Ohio (Fitzhugh v. American Income Life Insurance Company and Torchmark Corporation, Case No. 1:11-cv-00533). The plaintiff, a formerly independently contracted American Income agent, alleges that American Income intentionally misclassified its agents as independent contractors rather than as employees in order to escape minimum wage and overtime requirements of the Fair Labor Standards Act, as well as to avoid payroll taxes, workers compensation premiums and other benefits required to be provided by employers. Monetary damages in the amount of unpaid compensation plus liquidated damages and/or prejudgment interest as well as injunctive and/or declaratory relief is sought by the plaintiff on behalf of the purported class. On November 3, 2011, the Court granted American Income’s motion to compel arbitration and dismissed the case. Plaintiffs have appealed this decision.

Torchmark subsidiary, United American was named as defendant in purported class action litigation filed on May 31, 2011 in Cross County Arkansas Circuit Court (Kennedy v. United American Insurance Company (Case # CV-2011-84-5). In the litigation, filed on behalf of a proposed nationwide class of owners of certain limited hospital and surgical expense benefit policies from United American, the plaintiff alleged that United American breached the policy by failing and/or refusing to pay benefits for the total number of days an insured is confined to a hospital and by limiting payment to the number of days for which there are incurred hospital room charges rather than also including benefits for services and supplies. Claims for unjust enrichment, breach of contract, bad faith refusal to pay first party benefits, breach of the implied duty of good faith and fair dealing, bad faith, and violation of the Arkansas Deceptive Trade Practices Act were initially asserted. The plaintiff sought declaratory relief, restitution and/or monetary damages, punitive damages, costs and attorneys fees. In September 2011, the plaintiff dismissed all causes of action, except for the breach of contract claim.

On November 14, 2011, plaintiff filed an amended complaint based upon the same facts asserting only breach of contract claims on behalf of a purported nationwide restitution/monetary relief class or, in the first alternative, a purported multiple-state restitution/monetary relief class or, in the second alternative, a purported Arkansas statewide restitution/monetary relief class. Restitution and/or monetary relief for United American’s alleged breaches of contract, costs, attorney’s fees and expenses, expert fees, prejudgment interest and other relief are sought on behalf of the plaintiff and members of the class. On December 7, 2011, United American filed a Motion to Dismiss the plaintiff’s amended complaint and on January 11, 2012, plaintiff filed a response thereto. Discovery has commenced and is ongoing.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 3,528 shareholders of record on December 31, 2011, excluding shareholder accounts held in nominee form. On July 1, 2012, Torchmark paid a three-for-two stock split to its common shareholders in the form of a 50% stock dividend. All prices and dividends shown below have been adjusted to reflect its payment. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2011 Market Price		Dividends Per Share
Quarter		High	Low
1		$44.32	$40.45	$.107
2		45.23	41.00	.107
3		43.68	33.18	.11
4		43.74	33.72	.12
Year-end closing price	$43.39

		2010 Market Price		Dividends Per Share
Quarter		High	Low
1		$35.82	$29.36	$.10
2		37.48	32.49	.10
3		36.77	32.22	.10
4		41.33	35.25	.107
Year-end closing price	$39.83

(c)	Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2011

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	1,106,282	$39.23	1,106,282
November 1-30, 2011	2,075,000	41.37	2,075,000
December 1-31, 2011	1,231,000	42.90	1,231,000

At its February 25, 2010 meeting, the Board of Directors reactivated the Company’s previously suspended share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. It was reaffirmed April 28, 2011 by the Board. The program has no defined expiration date or maximum shares to be repurchased.

(e)	Performance Graph

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2011	2010	2009	2008	2007
Premium revenue:
Life	$1,726,244	$1,663,699	$1,591,853	$1,544,219	$1,495,363
Health	929,466	987,421	1,017,711	1,127,059	1,236,797
Other	608	638	541	622	602
Total	2,656,318	2,651,758	2,610,105	2,671,900	2,732,762
Net investment income	693,028	676,364	632,540	627,206	601,975
Realized investment gains (losses)	25,904	37,340	(129,492)	(107,541)	2,281
Total revenue	3,377,401	3,367,632	3,115,073	3,196,236	3,344,517
Income from continuing operations	518,340	522,293	386,052	429,700	489,237
Income from discontinued operations	0	29,784	18,901	22,559	38,298
Loss on disposal, net of tax	(455)	(35,013)	0	0	0
Net income	517,885	517,064	404,953	452,259	527,535
Per common share:
Basic earnings:
Income from continuing operations	4.79	4.28	3.10	3.24	3.46
Income (loss) from discontinued operations	(0.01)	(0.04)	0.15	0.17	0.27
Net income	4.78	4.24	3.25	3.41	3.73
Diluted earnings:
Income from continuing operations	4.72	4.24	3.10	3.25	3.40
Income (loss) from discontinued operations	0.00	(0.04)	0.15	0.17	0.27
Net income	4.72	4.20	3.25	3.41	3.67
Cash dividends declared	0.46	0.41	0.38	0.37	0.35
Cash dividends paid	0.45	0.41	0.37	0.37	0.35
Basic average shares outstanding	108,278	122,009	124,550	132,079	141,476
Diluted average shares outstanding	109,815	123,123	124,550	132,774	143,769
As of December 31,	2011	2010	2009	2008	2007
Cash and invested assets	$12,437,699	$11,563,656	$10,054,764	$7,812,992	$9,084,312
Total assets	17,156,391	16,159,762	16,023,759	13,529,050	15,241,428
Short-term debt	224,842	198,875	233,307	403,707	202,058
Long-term debt(1)	914,282	913,354	919,761	622,760	721,723
Shareholders’ equity	4,228,908	4,016,241	3,398,891	2,222,907	3,324,627
Per diluted share	41.54	33.24	27.25	17.49	23.73
Effect of fixed maturity revaluation on diluted equity per share(2)	5.95	0.55	(2.23)	(8.63)	(0.44)
Annualized premium in force:
Life	1,813,705	1,753,046	1,694,402	1,625,549	1,585,005
Health	1,016,393	973,625	1,026,560	1,098,349	1,233,884
Total	2,830,098	2,726,671	2,720,962	2,723,898	2,818,889
Basic shares outstanding	100,579	118,865	124,261	127,061	138,263
Diluted shares outstanding	101,808	120,815	124,739	127,061	140,074
(1)	Includes Torchmark’s 7.1% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheets at year ends 2007 through 2011 in the amount of $123.7 million.
(2)	There is an accounting rule requiring available-for-sale fixed maturities to be revalued at fair value each period. The effect of this rule on diluted equity per share reflects the amount added or (deducted) under this rule to produce GAAP Shareholders’ equity per share. Please see the explanation and discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

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

Net investment income

Less:

    Interest credited to net policy liabilities

    Financing costs

The tables in Note 14—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2011. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	2011	2010	2009	2011 Change	%	2010 Change	%
Life insurance underwriting margin	$486,235	$455,266	$427,412	$30,969	7	$27,854	7
Health insurance underwriting margin	161,991	170,059	170,410	(8,068)	(5)	(351)	0
Annuity underwriting margin	2,345	1,348	312	997		1,036
Other insurance:
Other income	2,507	2,834	2,914	(327)	(12)	(80)	(3)
Administrative expense	(159,109)	(155,615)	(150,325)	(3,494)	2	(5,290)	4
Excess investment income	292,597	297,145	275,650	(4,548)	(2)	21,495	8
Corporate and adjustments	(22,647)	(20,657)	(19,450)	(1,990)	10	(1,207)	6

Pre-tax total	763,919	750,380	706,923	13,539	2	43,457	6
Applicable taxes	(249,495)	(252,357)	(238,153)	2,862	(1)	(14,204)	6

After-tax total, before discontinued operations	514,424	498,023	468,770	16,401	3	29,253	6
Discontinued operations (after tax)	0	27,932	26,810	(27,932)		1,122	4

Total	514,424	525,955	495,580	(11,531)	(2)	30,375	6
Realized gains (losses)—investments (after tax)*	16,838	24,270	(85,345)	(7,432)		109,615
Realized gains (losses)—discontinued operations (after tax)	0	1,852	(7,909)	(1,852)		9,761
Loss on disposal of discontinued operations (after tax)	(455)	(35,013)	0	34,558		(35,013)
Tax settlements (after tax)	0	0	2,858	0		(2,858)
Cost of legal settlements (after tax)	(7,800)	0	0	(7,800)		0
State administrative settlement (after tax)	(4,486)	0	0	(4,486)		0
Loss on Company-occupied property (after tax)	0	0	(231)	0		231
Loss on sale of equipment (after tax)	(636)	0	0	(636)		0

Net income	$517,885	$517,064	$404,953	$821	0	$112,111	28

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Net income increased slightly from $517 million to $518 million in 2011. It rose 28% or $112 million in 2010, largely as a result of after-tax realized investment gains of $24 million in 2010, compared with losses of $85 million after tax in 2009. The 2009 losses included $94 million of write downs of fixed maturities which were determined to be other-than-temporarily impaired. Realized investment gains were $17 million in 2011. On a diluted per share basis, 2011 net income increased 12% to $4.72, after an increase in 2010 of 29% to $4.20.The above-mentioned after-tax realized investment gains added $.15 to 2011 net income per diluted share and $.20 per share in 2010, while the 2009 loss reduced net income $.69 per share of which the impairment writedowns accounted for $.76 of the loss. More information concerning realized investment gains and losses can be found under the caption Realized Gains and Losses in this report where there is a more complete discussion. Also, as explained in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Also included in 2010 results is a $35 million after tax loss on the disposal of United Investors, representing $.28 per diluted share.

As shown in the above chart, after tax segment operations, before discontinued operations, rose each year over the prior year from $469 million in 2009 to $498 million in 2010 to $514 million in 2011. The primary contributor to the growth in both 2011 and 2010 was the underwriting margin in our life insurance segment, which margins rose $31 million in 2011 and $28 million in 2010. The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented. Growth in 2010 was also affected positively by the $21 million increased contribution of excess investment income, the measure of profitability of the investment segment. Excess investment income in 2010 increased over 2009 investment segment income largely because of the unusually large holdings in low-yielding cash and short-term investments held in 2009 due to the uncertain economic climate at that time. These short-term holdings were invested in 2010 as financial conditions improved. Excess investment income was also negatively affected in 2009 because of our issuance of a $300 million 9 1/4%

debt security in June, 2009 (net proceeds of $296 million) and repayment of a $99 million 8 1/4% security which matured in August, 2009. These transactions resulted in a net increase in our financing costs in 2009 and reduced excess investment income. Growth in 2011 earnings was negatively affected by a decline in the health insurance segment underwriting margin of $8 million, and a $5 million decline in excess investment income from the investment segment. The 2011 decline in health contribution was largely a result of the discontinuance of sales of certain limited-benefit health insurance products because of healthcare reform. The decline in excess investment income was due to the continuing low-interest rate environment which has pressured investment yields and spreads over policy benefit requirements, discussed more fully under the captain Investments in this report.

Total revenues were flat in 2011 at $3.38 billion compared with $3.37 billion in 2010. Revenues increased 8% in 2010 over revenues of $3.12 billion in 2009. Life premium rose 4% or $63 million in 2011 and $72 million in 2010. Net investment income rose 2% or $17 million in 2011, compared with $44 million in 2010. However, growth in revenues in 2011 and 2010 were negatively affected by the declines in health premium described further under this caption.

While life insurance premium has grown steadily in each of the three years ending December 31, 2011, margins as a percentage of premium rose in 2011 to 28% from 27% in 2010 and 2009. Segment profits for life insurance were not only positively affected by the premium growth, but also by improvements in mortality and persistency in both periods. Life net sales declined 1% in 2011 to $325 million but rose 1% in 2010 to $330 million. Life insurance segment results are discussed further in this report under the caption Life Insurance.

We primarily market two health insurance products: Medicare Supplement insurance and the Medicare Part D prescription drug benefit. We also market limited-benefit cancer and accident health products and prior to September, 2010, an under-age-65 limited-benefit hospital-surgical product. Health premium declined 6% in 2011 to $929 million from $987 million in 2010. Health premium declined 3% in 2010. The decreases in both years were caused primarily by the de-emphasis and discontinuance of sales in 2010 of our limited-benefit hospital-surgical health product. Declines in agent counts in the distribution units that market our health products were another negative factor. These factors have caused reductions in net sales of health products which have in turn pressured premium growth. Medicare Supplement remains our largest contributor to total health premium, but increased competition has also dampened sales of this product in recent years, resulting in premium declines in each successive year. Our Medicare Part D premium declined 6% in 2011, after having increased 14% in 2010. However, enrollees into our Medicare Part D program for the plan year 2012 were 225 thousand, an increase of 56% over the 2011 enrollees. Therefore, we expect premium growth in 2012 at approximately the same rate. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

We offer fixed annuities, but we do not emphasize sales of annuity products, favoring life insurance instead. With the sale of United Investors in 2010, we disposed of 37% of our annuity deposit balance. See the caption Annuities for further discussion of the Annuity segment.

As previously mentioned, the investment segment’s pretax profitability, or excess investment income, increased $21 million in 2010 but declined $5 million in 2011. Profitability in this segment is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to insurance products), and financing costs. In recent years, growth in net investment income has been restricted in relation to the growth in the size of our portfolio. One reason that investment income has grown at a lower rate than mean invested assets has grown in recent years is that new investments have been made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Also, there is sometimes a lag between the time when proceeds from maturities and dispositions are received and when the proceeds are reinvested, in which the funds are held in cash. Growth in total investment income has also been somewhat negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments. In 2011, net investment rose 3% while the portfolio (at amortized cost) grew 4%, in accordance with the general pattern in recent periods. However, in 2010, the growth in net investment income slightly exceeded the growth in the average portfolio for the first time in many years, primarily as a result of the special constraints on the growth in 2009 net investment income. During 2009, due primarily to uncertainty about liquidity in the financial markets, we held significantly more cash and short term investments than we normally would. Additionally, in 2009, we sold a significant portion of higher-yielding but lower-rated fixed maturities and reinvested the proceeds in lower-yielding but higher-rated bonds in 2009 and early 2010 to improve our risk-adjusted return. These factors contributed to reduced 2009 net investment income.

The interest required on net policy liabilities is deducted from net investment income, and generally grows in conjunction with the net policy liabilities that are supported by the invested assets. The lower new-money yields resulting from the low-interest-rate environment noted above have had the effect of compressing excess investment income as required interest has grown. We have implemented certain strategies to offset this effect, including lowering the discount rate going forward and increasing premium rates on sales of new products. Financing costs, which consist of the interest required for debt service on our long and short-term debt, are also deducted from net investment income. Financing costs in 2011 were $78 million, an increase of 3% over $75 million in 2010. This increase was primarily a result of increased charges related to our letters of credit facility. In 2010, financing costs increased 8% as interest expense on our long-term debt rose $9 million or 13%. As noted earlier, in 2009 we issued our $300 million 9 1/4% Senior Notes but repaid our $99 million 8 1/4% Senior Debentures, resulting in a higher balance of debt outstanding at a higher interest rate in 2010.

Torchmark’s current investment policy limits new investment acquisitions to investment-grade fixed maturities generally with longer maturities (often exceeding twenty years) that meet our quality and yield objectives. Approximately 96% of our invested assets at fair value consist of fixed maturities of which 95% were investment grade at December 31, 2011. The average quality rating of the portfolio was A-. The portfolio contains no securities backed by sub prime or Alt-A mortgages, no direct investment in residential mortgages, no direct investment in European Sovereign debt, no counterparty risks, no credit default swaps, or derivative contracts. See the analysis of excess investment income and investment activities under the caption Investments in this report and Note 4—Investments in the Notes to Consolidated Statements of Operations for a more detailed discussion of this segment.

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

In each of the years 2011 and 2009, income from continuing operations was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. As reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Settlements, we have been involved in certain issues in 2011 or 2009 in which we either received settlements or incurred settlement losses and expenses. In 2011, we settled a state administrative matter in the pretax amount of $6.9 million ($4.5 million after tax) and accrued an estimated liability for a litigation settlement expected to settle in early 2012 in the pretax amount of $12.0 million ($7.8 million after tax). Both of these issues involved matters arising many years ago. Additionally, as described under the same caption of Note 1, we received a tax settlement in the amount of $2.9 million in 2009. The tax settlement primarily involved the results of prior year examinations. The state administrative settlement and the litigation accrual are included in “Other operating expense” and the tax settlement is an adjustment to “Income taxes” in the Consolidated Statements of Operations. However, as described in Note 1, we remove items such as these that are concerned with prior periods when evaluating the results of current operations, and therefore exclude such matters from our segment analysis for current periods.

Torchmark has in place an ongoing share repurchase program which began in 1986. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. Due to poor economic conditions, we temporarily suspended our share repurchase program in the first quarter of 2009. However, in the first quarter of 2010, the Board of Directors reactivated the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The following chart summarizes share purchase activity for each of the three years ended December 31, 2011, retroactively restated for the three-for-two stock split described in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Analysis of Share Purchases

(Amounts in thousands)

	2011		2010		2009
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow and borrowings	18,901	$787,697	5,707	$203,566	3,075	$46,695
Option proceeds	4,380	184,859	1,074	42,440	30	869

Total	23,281	$972,556	6,781	$246,006	3,105	$47,564

Option proceeds increased significantly in 2011 due to optionholders exercising several years of option grants that are due to expire in 2012.

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow and borrowings.

A discussion of each of Torchmark’s segments follows. The following discussions are presented in the manner we view our operations, as described in Note 14—Business Segments.

Life Insurance.    Life insurance is our largest insurance segment, with 2011 life premium representing 65% of total premium. Life underwriting income before other income and administrative expense represented 75% of the total in 2011. Additionally, investments supporting the reserves for life products result in the majority of excess investment income attributable to the investment segment.

We completed the process of combining selected United American (UA) Exclusive Agency Branch Offices with the Liberty National Exclusive Agency during 2011. For this reason, all data will be reported on a combined basis in this report.

Life insurance premium rose 4% to $1.73 billion in 2011 after having increased 5% in 2010 to $1.66 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows:

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$607,914	35%	$560,649	34%	$507,899	32%
Direct Response	593,650	34	566,604	34	536,878	34
Liberty National Exclusive Agency	288,308	17	294,587	18	298,485	19
Other Agencies	236,372	14	241,859	14	248,591	15

	$1,726,244	100%	$1,663,699	100%	$1,591,853	100%

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

Annualized life premium in force was $1.81 billion at December 31, 2011, an increase of 3% over $1.75 billion a year earlier. Annualized life premium in force was $1.69 billion at December 31, 2009.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$141,793	44%	$137,554	42%	$127,688	39%
Direct Response	136,663	42	136,653	41	$131,566	40
Liberty National Exclusive Agency	36,338	11	44,763	14	55,146	17
Other Agencies	10,404	3	10,561	3	11,518	4

	$325,198	100%	$329,531	100%	$325,918	100%

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$113,151	46%	$110,751	45%	$95,693	42%
Direct Response	88,962	37	89,542	37	84,775	37
Liberty National Exclusive Agency	31,296	13	34,845	14	35,137	16
Other Agencies	9,413	4	10,364	4	10,313	5

	$242,822	100%	$245,502	100%	$225,918	100%

The American Income Exclusive Agency focuses primarily on members of labor unions, but also on credit unions and other associations as well as referrals from new customers for its life insurance sales. It is Torchmark’s highest profit margin business. The American Income Agency was also the largest contributor to life premium and net sales of any Torchmark distribution method in 2011. Life premium for this agency rose 8% to $608 million in 2011, after having increased 10% in 2010. Net sales increased 3% in 2011 to $142 million, after having risen 8% in 2010. Net sales rose 18% in 2009. First-year collected premium rose 2% in 2011 to $113 million, after having increased 16% in 2010. The average face amount of policies issued in 2011 was approximately $34 thousand. As in the case of all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. The American Income agent count was 4,381 at December 31, 2011 compared with 3,912 a year earlier, an increase of 12%. However, the agent count had declined 6% in 2010 from 4,154 a year earlier. This agency continues to recruit new agents focusing on an incentive program to reward growth in both the recruiting of new agents and in the production of new business. Additionally, the systematic, centralized internet recruiting program has enhanced the recruitment of new agents.

Direct Response consists of two primary components: insert media and direct mail. Insert media targets primarily the adult market. It involves placing insurance solicitations as advertising inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. Direct mail focuses primarily on young middle-income households with children. The juvenile life insurance policy is a key product for this group. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders. Parents and grandparents of these juvenile policyholders are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. At this time, we believe that the Direct Response unit is the largest U.S. writer of juvenile direct mail life insurance. We expect that sales to this demographic group will continue as one of Direct Response’s premier markets.

The Direct Response operation accounted for 34% of our life insurance premium during 2011, increasing 5% over 2010 premium. Life premium for this channel rose 6% in 2010 and 5% in 2009. Net sales were flat in 2011 after a 4% increase in 2010 to $137 million. First-year collected premium declined 1% to $89 million in 2011 after a 6% gain in 2010. The average face amount of policies issued in 2011 was approximately $20 thousand.

The Liberty National Exclusive Agency markets primarily life insurance and supplemental health insurance, focusing primarily on middle-income customers. Life premium income for this agency was $288 million in 2011, a 2% decrease compared with $295 million in 2010. Life premium for this agency declined 1% in 2010 from 2009. First-year collected premium declined 10% to $31 million in 2011, after having also declined 1% in 2010. The average face amount of policies issued in 2011 was approximately $25 thousand.

The Liberty Agency’s net sales declined 19% to $36 million in 2011, after also having declined 19% a year earlier. As noted above, in the case of all of our agencies, the size of the agency drives product sales. This agency had 1,345 producing agents at December 31, 2011, compared with 2,001 a year earlier, a decline of 33%. The agent count at Liberty had also declined 19% in 2010 from 2,471. The decrease in agent count has been due in part to the closing of several offices which had low production. In addition, agent compensation issues that arose in 2009 have negatively impacted agent counts. The bonus thresholds proved more difficult for producing agents to meet than anticipated. Management reduced the bonus threshold later in 2009. Also, due to deteriorating first-year persistency, management modified compensation incentives in 2009 to place more emphasis on the persistency of newly issued policies. These changes resulted in the departure of a number of the less productive agents in 2010 and 2011. While these modifications caused a loss of agents, they resulted in improved persistency and margins, and contributed to Torchmark’s overall improvement in life insurance margins.

The Liberty Exclusive Agency agent counts have also decreased due to issues related to its health insurance business. This agency’s health insurance marketing efforts had historically been focused on limited-benefit hospital-surgical plans. These plans were subject to intense competition from other companies which offered lower-margin products providing agents with products that were easier to sell, thus discouraging sales of our products and ultimately resulting in decreases in agent counts. In addition, these limited-benefit hospital-surgical plans became less marketable due to healthcare reform developments. Sales of these limited-benefit hospital/surgical plans were discontinued after September, 2010. These developments caused further increases in agent turnover. In response, the agency has shifted its marketing focus to a product mix more weighted towards life insurance and supplemental health insurance products (not affected by healthcare reform) that have higher margins and persistency. Additionally, we are in the process of changing the cost structure of this agency to a more commission-driven model. Going forward, branch office operating expenses will be the responsibility of the branch managers and all new agent recruits will be independent contractors rather than employees. We are also implementing new agent recruiting and training programs similar to those used at American Income. We believe these changes will increase the Agency’s profitability and stability in the long run.

We also offer life insurance through Other Agencies consisting of the Military Agency, the United American Independent Agency, and other small miscellaneous sales agencies. The Military Agency consists of a nationwide independent agency whose sales force is comprised primarily of former military officers who have historically sold primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders. Military premium represented 11% of life premium at December 31, 2011. The United American Independent Agency represented approximately 1% of Torchmark’s total life premium at that date. This agency is focused on health insurance, with life sales being incidental.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2011		2010		2009
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,726,244	100%	$1,663,699	100%	$1,591,853	100%

Policy obligations	1,118,909	65	1,082,423	65	1,040,249	65
Required interest on reserves	(458,029)	(27)	(434,319)	(26)	(410,917)	(26)

Net policy obligations	660,880	38	648,104	39	629,332	39
Commissions and premium taxes	75,480	5	72,559	5	72,272	5
Amortization of acquisition costs	503,649	29	487,770	29	462,837	29

Total expense	1,240,009	72	1,208,433	73	1,164,441	73

Insurance underwriting margin before other income and administrative expenses	$486,235	28%	$455,266	27%	$427,412	27%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 7% in both 2011 and 2010. The margin increased to $486 million in 2011 after rising to $455 million in 2010. As a percentage of life insurance premium, the 2011 margin rose to 28%. In the two prior years, margins were stable at 27%. Margin growth in all periods was primarily the result of premium growth. Improved mortality was also a factor in 2011.

Health Insurance.    Health insurance sold by Torchmark includes primarily Medicare Supplement and Part D prescription drug coverage to enrollees in the federal Medicare program, cancer coverage, and accident coverage. All health coverage plans other than Medicare Supplement and Part D are classified here as limited-benefit plans. For several years, our primary health insurance product had been limited-benefit hospital/surgical plans. However, as previously discussed under the caption Life Insurance, these plans became subject to intense competition which resulted in decreasing agent counts, most notably in the Liberty National Exclusive Agency but also in the UA Independent Agency. In addition, these plans became less marketable due to healthcare reform developments. These factors contributed to the Company’s decisions to discontinue the marketing of these limited-benefit hospital/surgical products after September, 2010. We do continue to market the limited-benefit cancer and accident products. Since 2009, Medicare Supplement sales have exceeded those of the limited-benefit products, and represented 59% of health net sales exclusive of Medicare Part D in 2011. Medicare Supplement sales have been stronger than limited-benefit sales due in part to changes in agent counts in our health distribution groups discussed below.

Total health premium represented 35% of Torchmark’s total premium income in 2011. Excluding Part D premium, health premium represented 28% of total premium income in 2011, compared with 29% in 2010 and 32% in 2009. Health underwriting margin, excluding Part D, accounted for 21% of the total in 2011, compared with 23% in 2010 and 25% in 2009. These declines in the health percentages are indicative of the growth in the premium and profitability of our life segment in relation to our health segment. Health results have also been affected by the discontinuance of sales of the previously-mentioned health products. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$36,461		$47,244		$60,292
Medicare Supplement	270,029		267,280		266,150

	306,490	42%	314,524	40%	326,442	39%
Liberty National Exclusive Agency
Limited-benefit plans	175,133		201,037		243,568
Medicare Supplement	114,974		130,019		144,954

	290,107	39	331,056	43	388,522	46
American Income Exclusive Agency
Limited-benefit plans	79,302		78,141		74,015
Medicare Supplement	817		918		1,082

	80,119	11	79,059	10	75,097	9
Direct Response
Limited-benefit plans	372		398		438
Medicare Supplement	56,695		53,930		46,117

	57,067	8	54,328	7	46,555	6
Total Premium (Before Part D)
Limited-benefit plans	291,268	40	326,820	42	378,313	45
Medicare Supplement	442,515	60	452,147	58	458,303	55

Total Premium (Before Part D)	733,783	100%	778,967	100%	836,616	100%

Medicare Part D*	196,710		208,970		183,586

Total Health Premium*	$930,493		$987,937		$1,020,202

*	Total Medicare Part D premium and health premium exclude $1.0 million in 2011, $516 thousand in 2010, and $2.5 million in 2009 of risk-sharing premium paid to the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

We market supplemental health insurance products through a number of distribution channels with the United American Independent Agency being our market leader. The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$1,065		$4,596		$12,256
Medicare Supplement	31,584		27,444		30,431

	32,649	51%	32,040	50%	42,687	44%
Liberty National Exclusive Agency
Limited-benefit plans	15,033		10,385		25,306
Medicare Supplement	1,814		3,804		4,461

	16,847	26	14,189	22	29,767	31
American Income Exclusive Agency
Limited-benefit plans	9,572		13,081		13,393
Medicare Supplement	0		0		0

	9,572	15	13,081	20	13,393	14
Direct Response
Limited-benefit plans	868		549		665
Medicare Supplement	4,123		4,548		10,233

	4,991	8	5,097	8	10,898	11
Total Net Sales (Before Part D)
Limited-benefit plans	26,538	41	28,611	44	51,620	53
Medicare Supplement	37,521	59	35,796	56	45,125	47

Total Net Sales (Before Part D)	64,059	100%	64,407	100%	96,745	100%

Medicare Part D*	115,122		38,799		43,004

Total Health Net Sales	$179,181		$103,206		$139,749

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$1,531		$5,638		$11,459
Medicare Supplement	28,044		29,999		16,066

	29,575	51%	35,637	47%	27,525	35%
Liberty National Exclusive Agency
Limited-benefit plans	10,432		12,435		28,003
Medicare Supplement	2,144		3,324		4,973

	12,576	21	15,759	21	32,976	42
American Income Exclusive Agency
Limited-benefit plans	11,652		13,965		12,996
Medicare Supplement	0		0		0

	11,652	20	13,965	19	12,996	17
Direct Response
Limited-benefit plans	572		488		384
Medicare Supplement	4,209		9,162		4,251

	4,781	8	9,650	13	4,635	6
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	24,187	41	32,526	43	52,842	68
Medicare Supplement	34,397	59	42,485	57	25,290	32

Total (Before Part D)	58,584	100%	75,011	100%	78,132	100%

Medicare Part D*	26,823		48,945		26,708

Total First-Year Collected Premium	$85,407		$123,956		$104,840

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

The Medicare Part D Health product will be presented and discussed separately in this report.

Health insurance, excluding Medicare Part D. Health premium other than Part D has declined in each successive year presented, falling 6% in 2011 to $734 million and 7% in 2010. Net sales decreased 1% in 2011 to $64 million after a decline of 33% in 2010. First-year collected premium has also declined in each period considered. These declines in sales and premium resulted from several factors: (1) our previously-mentioned emphasis on life sales, due to life’s superior margins and its greater contribution to investment income; (2) the discontinuance of sales of various limited-benefit health products; and (3) the decline in agent counts in certain distribution units that market health products.

Medicare Supplement provides the greatest amount of health premium, partially because Medicare Supplement products are generally more persistent than the limited-benefit products, but also because of more stable sales in recent periods. Medicare Supplement premium also continues to grow in relation to our limited-benefit health premium. Medicare Supplement premium represented 60% of non-Part D health premium in 2011, compared with 58% in 2010 and 55% in 2009.

The Liberty National Exclusive Agency represented 39% of all Torchmark non-Part D health premium income at $290 million in 2011. The Liberty Agency markets Medicare Supplements and limited-benefit health products consisting primarily of cancer insurance. In 2011, health premium income in this Agency declined 12% from prior year premium of $331 million. Premium also fell 15% in 2010 from $389 million. First-year collected premium declined 20% to $13 million in 2011, after declining 52% a year earlier. As noted earlier, the discontinuance of sales of certain health products and the earlier increased competition in the health insurance market had caused steep declines in the agent count in this Agency. As of December 31, 2011, this Agency had 1,345 agents, a decline of 33% from the 2010 year end count of 2,001. In 2010, the number of agents fell 19% from 2,471 at year end 2009. The decline in agent counts has resulted in decreased new sales, translating into declines in premium. Net sales for 2011 rose 19% from $14 million in 2010 to $17 million due to the introduction of new products. In 2010, this Agency’s net sales fell 52%. Also discussed under the Life Insurance caption are efforts designed to strengthen this Agency.

The UA Independent Agency is Torchmark’s largest in terms of health premium income. This Agency is composed of independent agencies appointed with Torchmark whose size range from very large, multi-state organizations down to one-person offices. All of these agents generally sell for a number of insurance companies. Torchmark had 1,447 active producing agents at December 31, 2011 compared with 1,406 a year earlier. This agency is our largest distributor of non-Part D health insurance in terms of health net sales, representing 51% in 2011. This Agency is also our largest producer of Medicare Supplement insurance, with $270 million or 61% of our Medicare Supplement premium income in 2011. Net sales for this Agency increased 2% to $33 million in 2011, after having declined 25% in 2010 from $43 million in 2009. The greater amount of net sales in 2009 were due to increases in group Medicare Supplement sales. Group Medicare Supplement sales fluctuate greatly from period to period and do not indicate a trend. Total health premium income for the UA Independent Agency was $306 million in 2011, a 3% decline from 2010 premium of $315 million. Premium income also declined 4% in 2010. These declines in premium have resulted as new sales have not compensated for lapses.

The American Income Exclusive Agency, predominantly a life insurance distribution channel, is our third largest health insurance distributor based on premium income. Its health plans are comprised of various limited-benefit plans. Approximately 69% of the agency’s 2011 health premium was from accident policies. Sales of the plans by this Agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium at this agency rose 1% in 2011 to $80 million, after having increased 5% to $79 million in 2010. However, net health sales declined 27% to $10 million in 2011. Net sales were $13 million in both 2010 and 2009. Net health sales comprised only 6% of the American Income Agency’s total net sales in 2011.

Direct Response, primarily a life operation, also offers health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In both 2011 and 2010, net health sales were $5 million. In 2011, net health sales for this group represented approximately 4% of Direct Response’s total life and health net sales. Direct Response health premium income has risen each year over the prior year. Health premium rose 5% in 2011 to $57 million and 17% in 2010.

Medicare Part D.      Torchmark, through its subsidiary United American, offers coverage under the government’s Medicare Part D plan. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries. Part D is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers like United American. Under Part D, private carriers are the primary insurers, while CMS provides significant premium subsidies and reinsurance. Total Medicare Part D premium was $197 million in 2011, compared with $209 million in 2010, a decline of 6%. Part D premium rose 14% in 2010. Changes in Part D premium generally result from changes in the number of enrollees. At December 31, 2011, United American had approximately 225 thousand enrollees for the 2012 Part D plan, compared with 144 thousand for the 2011 plan year and 158 thousand for the 2010 plan year. Growth for the plan year 2012 was largely a result of a new lower cost Part D plan which allowed us to pick up a large number of low-income automatic enrollees and to grow our own individual sales. The new product is priced to achieve the same underwriting margin as our existing product. Our Medicare Part D product is sold through the Direct Response operation and to groups through the UA Independent Agency. Part D net sales were $115 million in 2011, compared with $39 million in 2010 and $43 million in 2009. We count only sales to new first-time enrollees in net sales, and the majority of premium income was from previous enrollees.

We believe that the Medicare Part D program is a meaningful component of our health product offerings because of our experience with the senior-age market and with Medicare Supplements, the government assurances with regard to the risk-sharing agreements for participating insurers, limited-risk due to the incremental income added to our health insurance margins, and the renewal of the business every year. Due to our experience with service to the senior-age market and the use of our existing Direct Response marketing system, entry to this business required little new investment. However, as with any government-sponsored program, the possibility of regulatory changes could change the outlook for this market.

As presented in the following table, Torchmark’s health insurance underwriting margin before other income and administrative expense declined 5% in 2011 to $162 million but remained flat at $170 million in 2010. As a percentage of premium income, margins were stable in all periods at approximately 17%.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2011
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$733,783	100%	$196,710	100%	$930,493	100%

Policy obligations	470,901	64	161,946	82	632,847	68
Required interest on reserves	(36,729)	(5)	0	0	(36,729)	(4)

Net policy obligations	434,172	59	161,946	82	596,118	64

Commissions and premium taxes	41,144	6	7,798	4	48,942	5
Amortization of acquisition costs	120,028	16	3,414	2	123,442	14

Total expense	595,344	81	173,158	88	768,502	83

Insurance underwriting income before other income and administrative expenses	$138,439	19%	$23,552	12%	$161,991	17%

	2010
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$778,967	100%	$208,970	100%	$987,937	100%

Policy obligations	497,576	64	172,131	82	669,707	68
Required interest on reserves	(35,368)	(5)	0	0	(35,368)	(4)

Net policy obligations	462,208	59	172,131	82	634,339	64

Commissions and premium taxes	44,960	6	8,341	4	53,301	6
Amortization of acquisition costs	126,052	16	4,186	2	130,238	13

Total expense	633,220	81	184,658	88	817,878	83

Insurance underwriting income before other income and administrative expenses	$145,747	19%	$24,312	12%	$170,059	17%

	2009
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$836,616	100%	$183,586	100%	$1,020,202	100%

Policy obligations	528,189	63	151,621	82	679,810	67
Required interest on reserves	(34,243)	(4)	0	0	(34,243)	(3)

Net policy obligations	493,946	59	151,621	82	645,567	64

Commissions and premium taxes	50,114	6	6,960	4	57,074	5
Amortization of acquisition costs	143,299	17	3,852	2	147,151	14

Total expense	687,359	82	162,433	88	849,792	83

Insurance underwriting income before other income and administrative expenses	$149,257	18%	$21,153	12%	$170,410	17%

*	Health other than Medicare Part D.
**	Total Medicare Part D premium and health premium excludes $1.0 million in 2011, $516 thousand in 2010, and $2.5 million in 2009 of risk-sharing premium paid to the CMS consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Annuities.    As described in Note 3—Discontinued Operations, we sold our subsidiary United Investors. United Investors was our carrier of variable annuities and a primary carrier of fixed annuities. As a result of the sale, we disposed of approximately 37% of our annuity deposit balance as of December 31, 2010, including all of our variable annuities. Accordingly, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

Our fixed annuity balances at the end of 2011, 2010, and 2009, were $1.29 billion, $1.24 billion, and $959 million, respectively. Underwriting income was $2.3 million, $1.3 million, and $3.2 thousand in each of the years 2011, 2010, and 2009, respectively.

While the fixed annuity account balance has increased each year over the prior year, policy charges and underwriting income have fluctuated only modestly. The stability in fixed annuity policy charges has resulted as the charges consist primarily of surrender charges and are not based on account size. These charges have remained somewhat level in recent periods. A considerable portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements, which can result in negative net policy obligations. In each of the years presented, the spreads for fixed annuities increased over the prior year as a result of credited rate reductions on the inforce annuities. Furthermore, spreads were increased by the introduction of a new annuity form on Liberty National paper in mid-2009. The amortization of deferred acquisition costs also rose as these costs are amortized in relation to gross profits.

Administrative expenses.    Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2011.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2011		2010		2009
	Amount	% of Prem.	Amount	% of Prem.	Amount	% of Prem.
Insurance administrative expenses:
Salaries	$76,206	2.9%	$73,034	2.8%	$74,317	2.9%
Other employee costs	30,294	1.1	34,109	1.3	27,356	1.1
Other administrative expense	43,085	1.6	41,736	1.6	40,294	1.5
Legal expense—insurance	9,524	.4	6,736	.2	8,358	.3

Total insurance administrative expenses	159,109	6.0%	155,615	5.9%	150,325	5.8%

Parent company expense	7,693		8,809		9,590
Stock compensation expense	14,954		11,848		9,860
State administrative settlement	6,901		0		0
Settlement of prior period litigation	12,000		0		0
Loss on sale of property and equipment	979		0		355

Total operating expenses, per Consolidated Statements of Operations	$201,636		$176,272		$170,130

Insurance administrative expenses:
Increase (decrease) over prior year	2.2%		3.5%		(3.7)%

Total operating expenses:
Increase (decrease) over prior year	14.4%		3.6%		(6.6)%

Insurance administrative expenses have trended upwards and rose 2% in 2011, after having increased 4% in 2010. As a percentage of premium, they increased .1% in each successive year to 6.0% in 2011. Employee costs increased 25% in 2010, primarily as a result of unusually high employee health insurance costs in that year. Partially offsetting the increase in 2010 employee costs was a decline in legal costs, as we favorably settled certain previously reserved litigation during 2010. In 2011, however, legal expenses returned to normal levels. Expenses for 2011 correlated more closely by expense component to 2009 expenses, as 2010 expenses reflected the aforementioned unusual items. Parent Company expense declined in 2011 primarily as a result of the decline in certain employee benefit liabilities related to retired employees. Stock compensation expense has risen in each successive year as the value of Torchmark stock has increased, resulting in higher values for grants of stock and options. As stated in Note 14—Business Segments in the Notes to Consolidated financial Statements, management views stock compensation expense as a corporate expense, and therefore treats it as a Parent Company expense.

As mentioned in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements, we incurred two settlement expense issues in 2011 that related to events occurring many years ago: the settlement of a state administrative issue of $7 million and a litigation issue in the estimated amount of $12 million. In addition to these two items, we recorded two nonrecurring charges. In 2011, we sold aviation equipment at a loss of $979 thousand and in 2009, we wrote down Company-occupied real estate that was other-than-temporarily impaired in the amount of $355 thousand. While these nonrecurring expenses were included in “Operating expenses” for the respective year in the Consolidated Statements of Operations in accordance with accounting guidance, they are considered as non-operating expenses by management.

Investments.    We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the required interest attributable to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used over $5 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2011	2010	2009
Net investment income	$693,028	$676,364	$632,540
Reclassification of low income housing expense(1)	14,277	9,153	0
Reclassification of interest amount due to deconsolidation(2)	(264)	(264)	(264)

Adjusted investment income (per segment analysis)	707,041	685,253	632,276
Interest credited to net insurance policy liabilities:
Interest on reserves	(551,798)	(521,683)	(487,000)
Interest on deferred acquisition costs	214,998	208,840	200,042

Net required	(336,800)	(312,843)	(286,958)
Financing costs	(77,644)	(75,265)	(69,668)

Excess investment income	$292,597	$297,145	$275,650

Excess investment income per diluted share	$2.66	$2.41	$2.21

Mean invested assets (at amortized cost)	$11,254,566	$10,836,788	$10,012,673
Average net insurance policy liabilities(3)	6,097,763	5,736,662	5,279,621
Average debt and preferred securities (at amortized cost)	1,119,964	1,112,147	1,111,940

(1)	Reclassified amortization of non-guaranteed low-income housing interests included in “Net investment income” in the Consolidated Statements of Operations but recorded in “Income taxes” in the segment analysis. See Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Low-Income Housing Tax Credit Interests for an explanation.
(2)	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting guidance. See Note 11—Debt in the Notes to Consolidated Financial Statements.
(3)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined $5 million or 2% in 2011 from the prior year. Excess investment income rose $21 million or 8% in 2010. On a per diluted share basis, excess investment income rose 10% to $2.66 per share in 2011, after having risen 9% in the prior year. The favorable increases in the per share amounts relative to the changes in dollar amounts for excess investment income are a result of share purchases.

The largest component of excess investment income is net investment income, which rose 3% to $707 million in 2011. It increased 8% to $685 million in 2010 from $632 million in 2009. Presented in the following chart is the growth in net investment income compared with the growth in mean invested assets.

	2011	2010	2009
Growth in net investment income	3.2%	8.4%	0.9%
Growth in mean invested assets (at amortized cost)	3.9	8.2	5.4

Growth in net investment income generally correlates somewhat with the growth in mean invested assets at amortized cost. With the exception of the years 2009 and 2010, growth in investment income has slightly lagged the growth in mean assets for several years. One of the primary reasons that investment income has grown at a lower rate than the growth in mean invested assets in recent years is due to the low-interest-rate environment during that period. As a result, new investments have been made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Another factor that has contributed to the relatively slower growth rate of investment income is the time lag between the date proceeds from maturities and dispositions are received and the date such proceeds are reinvested. During these lags, we have held cash at lower yields. During 2009, because of the uncertainty about liquidity in the financial markets, we held significantly more cash and short-term investments than in other years. Holding this larger balance of low-yielding securities in 2009 resulted in the extremely low growth rate in income in that year, and also affected the higher growth rate in 2010 as these lower yielding cash balances were invested in 2010. The trend of lags in growth in net investment income in relation to the growth in mean invested assets is expected to continue until yields on suitable new investments exceed the portfolio yield.

Excess investment income is reduced by required interest on net insurance policy liabilities and the interest paid on corporate debt. Information about interest credited to policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2011
Life and Health	$275.9	$4,898.4	5.63%
Annuity	60.9	1,199.4	5.07

Total	336.8	6,097.8	5.52
Increase in 2011	7.66%	6.29%
2010
Life and Health	$257.0	$4,668.8	5.50%
Annuity	55.8	1,067.9	5.23

Total	312.8	5,736.7	5.45
Increase in 2010	9.02%	8.66%
2009
Life and Health	$240.8	$4,388.6	5.49%
Annuity	46.2	891.0	5.19

Total	287.0	5,279.6	5.44
Increase in 2009	10.18%	9.76%

The combined average interest discount rate has risen in each of the last three years due to changes in the mix of the in force business. For more specific information on life and health discount rates, please refer to Note 6—Future Policy Benefit Reserves in the Notes to Consolidated Financial Statements.

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below reconciles interest expense per the Consolidated Statements of Operations to financing costs.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	2011	2010	2009
Interest on funded debt	$72,697	$72,889	$64,369
Interest on short-term debt	5,207	2,589	5,513
Other	4	51	50

Interest expense per Consolidated Statements of Operations	77,908	75,529	69,932
Reclassification of interest due to deconsolidation (1)	(264)	(264)	(264)

Financing costs	$77,644	$75,265	$69,668

(1)	See Principles of Consolidation in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements for an explanation of deconsolidation.

Financing costs increased $2 million or 3% in 2011. They rose $6 million or 8% in 2010. The increase in financing costs in 2010 reflects the issuance in June 2009 of $300 million principal amount 9¼% Senior Notes due in 2019. In 2010, we incurred a full year of interest on this issue. The 2011 increase in interest on short-term debt was primarily a result of the $2.1 million increase in financing charges on our letter of credit facility, arising from the December, 2010 restructuring of our credit facility. More information on this facility is disclosed under the caption Short-Term Borrowings in the Financial Condition section of this report and in Note 11—Debt in the Notes to Consolidated Financial Statements. The 2010 decrease was due to a decline in short-term rates over the previous year, but was also impacted by a 22% decline in the average balance of commercial paper outstanding compared with 2009.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates.

However, growth in our excess investment income decreases when growth in income from the portfolio is less than that of the interest required by policy liabilities and financing costs, such as we have experienced in recent periods. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates. We believe, however, the decline would be relatively slow, as only 2% to 3% of fixed maturities on average are expected to run off each year over the next five years. We also believe that the deferred acquisition costs and benefit reserve balances on our life and health business would not be impacted by an extended low-interest-rate environment. While these balances for annuities could be affected, the impact would be immaterial.

In response to the lower interest rates, we raised the new business premium rates on certain life products. The increased premiums will provide additional margin on these policies to help offset the possible future reductions in excess investment income and are not expected to have a detrimental impact on sales.

Investment Acquisitions.    Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities generally with long maturities (maturity date more than 20 years after acquisition date) that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. Further, we believe this strategy is appropriate because our strong positive cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, we consider investing in short-term securities, taking into consideration the slope of the yield curve and other factors at the time. During calendar years 2009 through 2011, Torchmark invested almost exclusively in fixed-maturity securities, primarily with longer-term maturities as presented in the chart below.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown in the table is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst call date.” Two different average life calculations are shown, average life to the next call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2011	2010	2009
Cost of acquisitions:
Investment-grade corporate securities	$1,078.3	$1,478.5	$1,431.6
Taxable municipal securities	10.7	201.2	754.4
Other investment-grade securities	15.2	33.7	15.4

Total fixed-maturity acquisitions	$1,104.2	$1,713.4	$2,201.4

Effective annual yield (one year compounded*)	5.65%	5.89%	6.43%
Average life (in years, to next call)	27.4	24.2	16.3
Average life (in years to maturity)	28.1	26.1	21.2
Average rating	A-	A-	A
* Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

We prefer to invest primarily in bonds that are not callable (on other than a make-whole basis) prior to maturity, but we periodically invest some funds in callable bonds when the incremental yield available on such bonds warrants doing so. For investments in callable bonds, the actual life of the investment will depend on whether the issuer calls the investment prior to the maturity date. Given our investments in callable bonds, the actual average life of our investments can not be known at the time of the investment. However, the average life will not be less than the average life to next call and will not exceed the average life to maturity. Data for both of these average life measures is provided in the above chart. The average life of funds invested in 2009 (to both next call and maturity) was lower than that of funds invested during 2011 and 2010 due to actions taken for statutory capital management purposes and the limited availability of longer term investments.

During the three years 2009 through 2011, we have invested primarily in investment-grade corporate bonds. Purchases in 2011 were almost entirely in these corporates. During 2009 and 2010, we acquired a significant amount of taxable municipal bonds, primarily Build America Bonds authorized by the American Recovery and Retirement Act of 2009. The investments in these municipal bonds consisted almost exclusively of general obligation bonds and revenue bonds for essential services. In assessing the creditworthiness of these bonds, we took into account a number of factors, including the geographic location of the municipalities.

New cash flow available for investment is primarily provided through our insurance operations, but has also been affected by other factors. Issuer calls, as a result of the low-interest environment experienced during the past three years are a factor. Issuers are more likely to call bonds when rates are low because they often can refinance them at a lower cost. Calls increase funds available for investment, but they can have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than that of the bonds that were called. Issuer calls were $187 million in 2011, $109 million in 2010, and $181 million in 2009. The higher level of acquisitions in 2009 was primarily due to the additional cash flow available from the special sales transactions noted below.

Sales transactions.    During 2009, the Company sold $703 million of fixed maturities at amortized cost, including $293 million of below- investment-grade securities. The market value for some of these securities increased significantly during the period to a level where, even though the sales price was less than amortized cost, management determined that better risk-adjusted returns could be achieved by selling rather than continuing to hold the securities. Other securities were sold at prices that produced gains to offset these losses for tax purposes. Due in large part to selling below-investment-grade securities and reinvesting the proceeds in investment-grade securities, below-investment-grade securities declined significantly as a percentage of total fixed maturities at year end 2009. The reduction in below-investment-grade securities had a positive impact on the risk-based capital position of our insurance subsidiaries at that date and thereafter.

Portfolio Analysis.    Because Torchmark has recently invested almost exclusively in fixed-maturity securities, the relative percentage of our assets invested in various types of investments varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2011 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$9,761	85%	76%
Preferred stock (redeemable and perpetual)(2)	1,177	10	0
Common stocks	1	0	2
Mortgage loans	1	0	10
Real estate	3	0	1
Policy loans	401	4	4
Other invested assets	22	0	4
Cash and short terms	105	1	3

	$11,471	100	100

(1) Latest data available from the American Council of Life Insurance as of December 31, 2010. (2) Includes redeemable preferred of $1.2 billion or 10% and perpetual preferred of $14 million or 0%.

At December 31, 2011, approximately 95% of our investments at book value were in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, made up an additional 4%. The remaining balance was comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments.

Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. An analysis of our fixed-maturity portfolio by component at December 31, 2011 and December 31, 2010 is as follows:

Fixed Maturities by Component

At December 31, 2011

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$8,358	$1,051	$(138)	$9,271	77%	78%
Redeemable preferred stock	1,163	27	(68)	1,122	11	10
Municipals	1,213	119	(2)	1,330	11	11
Government-sponsored enterprises	46	1	0	47	0	1
Governments & agencies	36	1	0	37	0	0
Residential mortgage-backed securities	14	1	0	15	0	0
Commercial mortgage-backed securities	0	0	0	0	0	0
Collateralized debt obligations	60	0	(30)	30	1	0
Other asset-backed securities	34	3	(1)	36	0	0

Total fixed maturities	$10,924	$1,203	$(239)	$11,888	100%	100%

Fixed Maturities by Component

At December 31, 2010

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$7,708	$423	$(210)	$7,921	74%	75%
Redeemable preferred stock	1,312	36	(80)	1,268	13	12
Municipals	1,212	11	(42)	1,181	12	12
Government-sponsored enterprises	58	0	(1)	57	1	1
Governments & agencies	35	2	0	37	0	0
Residential mortgage-backed securities	16	2	0	18	0	0
Commercial mortgage-backed securities	0	0	0	0	0	0
Collateralized debt obligations	57	0	(34)	23	0	0
Other asset-backed securities	37	2	(1)	38	0	0

Total fixed maturities	$10,435	$476	$(368)	$10,543	100%	100%

At December 31, 2011, fixed maturities had a fair value of $11.9 billion, compared with $10.5 billion at December 31, 2010. At December 31, 2011, fixed maturities were in a $964 million net unrealized gain position compared with an unrealized gain position of $108 million at December 31, 2010. Approximately 77% of our fixed maturity assets at December 31, 2011 at amortized cost were corporate bonds and 11% were redeemable preferred stocks. This compares with 74% corporate bonds and 13% redeemable preferred stocks at year end 2010. On a combined basis, residential mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs) were less than 2% of the assets at amortized cost at December 31, 2011. The $60 million of CDOs at amortized cost made up less than 0.6% of the assets and are backed primarily by trust preferred securities issued by banks and insurance companies. The $14 million of residential mortgage-backed securities are rated AAA. For more information about our fixed-maturity portfolio by component at December 31, 2011 and 2010, including an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments in the Notes to Consolidated Financial Statements.

Due to the strong and stable cash flows generated by its insurance products, Torchmark has the ability to hold securities with temporary unrealized losses until recovery. Even though these fixed maturity investments are available for sale, Torchmark generally expects and intends to hold to maturity any securities which are temporarily impaired.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2011	At December 31, 2010
Average annual effective yield (1)	6.49%	6.63%
Average life, in years, to:
Next call (2)	17.3	16.6
Maturity (2)	22.2	22.3
Effective duration to:
Next call (2), (3)	9.9	9.0
Maturity (2), (3)	11.6	10.9
(1) Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
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

Credit Risk Sensitivity.    Credit risk is the level of certainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. Approximately 88% of our fixed-maturity holdings at book value are in corporate securities (including redeemable preferred and asset-backed securities). As we continue to invest in corporate bonds with relatively long maturities, credit risk is a concern. We mitigate this ongoing risk, in part, by acquiring only investment-grade bonds and by analyzing the financial fundamentals of each prospective issuer. We continue to monitor the status of issuers on an ongoing basis. We also seek to reduce credit risk by maintaining investments in a large number of issuers over a wide range of industry sectors.

The following table presents the relative percentage of our fixed maturities by industry sector at December 31, 2011.

Fixed Maturities by Sector At December 31, 2011 (Dollar amounts in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					At Amortized Cost	At Fair Value
Financial - Life/Health/PC Insurance	$1,785	$92	$(63)	$1,814	16%	16%
Financial - Bank	1,320	32	(71)	1,281	12	11
Financial - Other	509	41	(17)	533	4	4

Total Financial	3,614	165	(151)	3,628	32	31
Utilities	1,709	319	(9)	2,019	16	17
Energy	1,243	188	0	1,431	11	12
Government	1,295	121	(2)	1,414	12	12
Basic Materials	758	108	(3)	863	7	7
Consumer Non-cyclical	539	90	(4)	625	5	5
Other Industrials	519	60	(19)	560	5	5
Communications	464	66	(12)	518	4	4
Consumer Cyclical	394	34	(9)	419	4	4
Transportation	315	51	0	366	3	3
Collateralized debt obligations	60	0	(30)	30	1	0
Mortgage-backed securities	14	1	0	15	0	0

Total fixed maturities	$10,924	$1,203	$(239)	$11,888	100%	100%

At December 31, 2011, approximately 32% of the fixed maturity assets at amortized cost (31% at fair value) were in the financial sector, including 16% in life and health or property casualty insurance companies and 12% in banks at amortized cost. Financial guarantors, mortgage insurers, and insurance brokers comprised approximately 4% of the portfolio. After financials, the next largest sector was utilities, which comprised 16% of the portfolio at amortized cost. The balance of the portfolio is spread among 262 issuers in a wide variety of sectors. As previously noted, gross unrealized losses were $239 million at December 31, 2011, declining from $368 million a year earlier. The portfolio was in a net unrealized gain position of $964 million at December 31, 2011.

As shown in the table above, the ratio of gross unrealized losses to book value was approximately 50% for our investments in CDOs. As previously noted, CDOs represented less than 0.6% of our fixed maturity investments at December 31, 2011. We evaluated each of the impaired securities in this and all other sectors to determine whether or not any of the impairments were other-than-temporary. Our portfolio consisted of five CDO investments at December 31, 2011, in which three were carried at a value of $0, one was considered only temporarily impaired, and one was previously considered other-than-temporarily impaired.

The CDO considered temporarily impaired was carried at an amortized cost of $23.4 million and had a fair value of $7.7 million. The CDO considered other-than-temporarily impaired was previously written down and carried at an amortized cost of $37.0 million, based on the present value of expected cash flows at the original purchase yield. This CDO had a fair value of $22.7 million at December 31, 2011. The collateral underlying these CDOs is primarily trust preferred securities issued by banks and insurance companies, and no sub-prime or Alt-A mortgages are included in the collateral.

In reaching these conclusions concerning the other-than-temporary impairment of our CDOs, we reviewed and discussed with the collateral managers of each of these CDOs the current status of the collateral underlying our investments, the credit events (defaults and deferrals in underlying collateral) experienced to date, and the possibility of future credit events. We calculated expected future cash flows using assumptions for expected future credit events that reflect actual historical experience and expected future experience. We reviewed the actual versus expected cash flows received to date and the impact that potential future credit events could have on our expected future cash flows. We calculated the magnitude of future credit events that could be experienced without negatively impacting the recovery of our investment and our expected yield rate. While there is a possibility that future credit events will exceed our current expectations, we believe there is ample evidence to support our conclusions.

An analysis of the fixed-maturity portfolio by a composite rating at December 31, 2011 is shown in the table below.

Fixed Maturities by Rating

At December 31, 2011

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$473	4.3	$505	4.2
AA	1,338	12.2	1,457	12.3
A	2,941	26.9	3,399	28.6
BBB+	2,172	19.9	2,400	20.2
BBB	2,212	20.3	2,419	20.3
BBB-	1,087	10.0	1,129	9.5

Investment grade	10,223	93.6	11,309	95.1

Below investment grade:
BB	410	3.8	370	3.2
B	170	1.6	134	1.1
Below B	121	1.0	75	0.6

Below investment grade	701	6.4	579	4.9

	$10,924	100.0	$11,888	100.0%

The portfolio has a weighted average quality rating of A- based on amortized cost. Approximately 93% of the portfolio at amortized cost was considered investment grade. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets. We have no direct exposure to European sovereign debt.

Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

An analysis of changes in below-investment grade fixed maturities at amortized cost is as follows.

Year Ended December 31,
2011
(in $ millions)

Balance at January 1	$863
Downgrades by rating agencies	76
Upgrades by rating agencies	(98)
Disposals	(143)
Amortization	3

Balance at December 31	$701

Market Risk Sensitivity.    Torchmark’s financial securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since 96% of the book value of our investments is attributable to fixed-maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio exceeding the book value of the portfolio and increases in interest rates cause the fair value to decline below the book value. Under normal market conditions, we do not expect to realize these unrealized gains and losses because it is generally our investment strategy to hold these investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offset the impact of rates on the investment portfolio. However, in accordance with GAAP, these liabilities are not marked to market.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2011 and 2010. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Fixed Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2011	At December 31, 2010
-200	$14,847	$12,919
-100	13,261	11,656
0	11,888	10,543
100	10,694	9,559
200	9,650	8,686

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2011.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2011		2010		2009
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Investments:
Sales	$673	$0.01	$10,761	$0.09	$7,644	$0.06
Called or tendered	15,512	0.14	17,265	0.14	1,878	0.02
Writedowns*	(13)	0.00	(3,152)	(0.02)	(94,367)	(0.77)
Loss on redemption of debt	0	0.00	(1,070)	(0.01)	(1)	0.00
Other	666	0.00	466	0.00	(499)	0.00

Total	$16,838	$0.15	$24,270	$0.20	$(85,345)	$(0.69)

*	Written down due to other-than-temporary impairment.

As described in Note 4—Investments under the caption Other-than temporary impairments in the Notes to Consolidated Financial Statements, we wrote certain securities down to fair value during each year 2009 through 2011 as a result of other-than-temporary impairment. The impaired securities met our criteria for other-than-temporary impairment as discussed in Note 4 and in our Critical Accounting Policies in this report. The writedowns resulted in pretax charges of $20 thousand in 2011 ($13 thousand after tax), $5 million in 2010 ($3 million after tax), and $143 million in 2009 ($94 million after tax). The 2009 charge included $83 million on CDOs ($55 million after tax) and $24 million on monoline financial guarantors and mortgage insurers ($16 million after tax). The remaining writedowns in 2009 were from losses on a variety of corporate bonds. In 2010, we acquired $7.3 million book value of our 9 1/4% Senior Notes at a cost of $8.9 million, resulting in an after-tax loss on debt redemption of $1.1 million.

FINANCIAL CONDITION

Liquidity.    Liquidity provides Torchmark with the ability to meet on demand the cash commitments required by its business operations and financial obligations. Our liquidity is primarily derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and a line of credit facility.

Insurance Subsidiary Liquidity.    The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities to meet these long-term obligations. In addition to investment income, maturities and scheduled repayments in the investment portfolio are sources of cash. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restriction. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. The leading source of the excess cash is investment income. However, due to our high underwriting margins and effective expense control, a significant portion of the excess cash comes from underwriting income.

Parent Company Liquidity.    Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent, and Parent Company dividends to Torchmark shareholders. In 2011, the Parent received $790 million of dividends and transfers from its insurance subsidiaries, as compared with $401 million in 2010 and $392 million in 2009. The 2011 dividend included $305 million of additional dividends available as a result of the sale of United Investors. After paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark Parent had excess operating cash flow in 2011 of approximately $672 million, including the $305 million from the sale of United Investors. Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as strategic acquisitions or share repurchases. In 2012, it is expected that the Parent Company will receive approximately $470 million in dividends and transfers from subsidiaries, and that approximately $360 million will be available as excess cash flow. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 12—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has been sufficient for the cash flow needs of the Parent Company. As additional liquidity, the Parent held $27 million of cash and short-term investments at December 31, 2011, compared with $63 million a year earlier. The Parent also had available a $51 million receivable from subsidiaries at December 31, 2011.

Short-Term Borrowings. An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. As of December 31, 2011, we had available $177 million of additional borrowing capacity under this facility, as compared with $203 million a year earlier. For detailed information about this line of credit facility, see the Commercial Paper section of Note 11—Debt.

The following table presents certain information about our short-term borrowings, all of which was commercial paper.

Short-term Borrowings—Commercial Paper

(Dollar amounts in millions)

	At December 31,
	2011	2010
Balance at end of period	$225.0	$199.0
Daily-weighted average interest rate*	0.47%	0.45%
Letters of credit outstanding	$198.0	$198.0
Remaining amount available under credit line	$177.0	$203.0

	For the Year
	2011	2010	2009
Average balance outstanding during period	$206.1	$196.3	$251.5
Daily-weighted average interest rate*	0.39%	0.43%	1.10%

Maximum daily amount outstanding during period	$271.8	$250.0	$325.0
* Annualized

There have been no difficulties in accessing the commercial paper market under this facility during the three years ended December 31, 2011.

In summary, Torchmark expects to have readily available funds for 2012 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of additional debt, a short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $859 million in 2011, compared with $1.03 billion in 2010, and $976 million in 2009. In addition to cash inflows from operations, our companies have received $230 million in investment calls and tenders and $180 million of scheduled maturities or repayments during 2011. Maturities, tenders, and calls totaled $639 million in 2010 and $761 million in 2009.

Our cash and short-term investments were $105 million at year-end 2011 and $582 million at year-end 2010. Included in cash at December 31, 2010 was the $343 million of proceeds received from the sale of United Investors on that date. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $11.9 billion at December 31, 2011. However, our strong cash flows from operations, investment maturities, and the availability of our credit line make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements.    As described in Note 11—Debt in the Notes to the Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark had outstanding $120 million (par amount) 7.1% Trust Preferred Securities at both December 31, 2011 and 2010. The capital trust liable for these securities is the legal entity which is responsible for the securities and facilitates the payment of dividends to shareholders. As described in Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements, we have guaranteed the performance of the capital trust to meet its financial obligations to the Trust Preferred shareholders. The trust is an off-balance sheet arrangement which we are required to deconsolidate in accordance with GAAP rules, because the capital trust is considered to be a variable interest entity in which we have no variable interest. While these liabilities are not on our Consolidated Balance Sheets, they are represented by Torchmark’s 7.1% Junior Subordinated Debentures due to the trust in the amount of $124 million which is on our balance sheets at both December 31, 2011 and 2010. The 7.1% preferred dividends due to the preferred shareholders are funded by our 7.1% interest payment on our debt to the trusts.

As a part of its above-mentioned credit facility, Torchmark had outstanding $198 million in stand-by letters of credit at December 31, 2011. However, these letters are issued among our subsidiaries and have no impact on company obligations as a whole.

As of December 31, 2011, we had no other significant unconsolidated affiliates and no guarantees of the obligations of third-party entities other than as described above. All of our guarantees, other than the Trust Preferred guarantee, were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 15—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2011.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,139	$1,151	$225	$94	$250	$582
Debt—interest(2)	7	741	73	136	122	410
Capital leases	0	0	0	0	0	0
Operating leases	0	13	3	4	3	3
Purchase obligations	109	109	85	23	0	1
Pension obligations(3)	74	185	14	31	34	106
Future insurance obligations(4)	9,572	40,332	1,208	2,351	2,241	34,532

Total	$10,901	$42,531	$1,608	$2,639	$2,650	$35,634

(1)	Funded debt is itemized in Note 11—Debt in the Notes to Consolidated Financial Statements and includes short-term commercial paper.
(2)	Interest on debt is based on our fixed contractual obligations.
(3)	Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2011, these pension obligations were $332 million, but there were also assets of $258 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 10—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(4)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2011. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $9.6 billion at December 31, 2011, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

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

The carrying value of the funded debt was $914 million at December 31, 2011, compared with $913 million a year earlier. As fully explained in Note 11—Debt, we issued $300 million principal amount of 9¼% Senior Notes due in 2019 in June of 2009 for proceeds of $296 million. A portion of these proceeds were used to repay the $99 million due upon the August, 2009 maturity of our 8¼% Senior Debentures. In addition, we also used $175 million to strengthen the capital position of certain of our insurance subsidiaries in 2009 in the form of capital contributions and surplus notes. The regulatory capital positions of these subsidiaries had been negatively affected by rating-agency downgrades of bonds in their investment portfolios. The subsidiaries in turn invested these funds in investment-grade fixed maturities.

Our insurance subsidiaries generally target a capital ratio of at least 325% of required regulatory capital under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient for the subsidiaries because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. At December 31, 2011, our insurance subsidiaries in the aggregate had RBC ratios of approximately 336%. Should we experience additional impairments and ratings downgrades in the future that cause the ratio to fall below 325%, management has more than sufficient liquidity at the Parent Company to make additional contributions as necessary to maintain the ratios at or above 325%.

As noted under the caption Summary of Operations in this report, we reactivated our share repurchase program during the first quarter of 2010. We previously had suspended the program indefinitely in March, 2009 due to general economic conditions at that time. However, since reactivation, we have made share purchases each quarter of 2010 and 2011. Under this program, we acquired 19 million shares at a cost of $788 million in 2011 (average of $41.68 per share), 6 million shares for $204 million in 2010, and 3 million shares for $47 million in 2009. The majority of purchased shares are retired each year. Please refer to the description of our share repurchase program under the caption Summary of Operations in this report.

Torchmark has recently increased the dividend on its common shares. In the first quarter of 2010, the dividend was increased from $.0933 per share to $.10 per share and in the fourth quarter of 2010, it was further increased to $.1067 per share. In the second quarter of 2011, it was again raised to $.12 per share.

Shareholders’ equity was $4.2 billion at December 31, 2011, compared with $4.0 billion at December 31, 2010. During the twelve months since December 31, 2010, shareholders’ equity was reduced by the $788 million in share purchases under the repurchase program and another $185 million to offset the dilution from stock option exercises, but has been increased by the $518 million of net income and by after tax unrealized gains of $538 million in the fixed maturity portfolio as conditions in financial markets have improved.

We plan to use excess cash as efficiently as possible in the future but we will be cautious in doing so. Excess cash flow could be used for share repurchases, acquisitions, increases in shareholder dividends, investment in fixed maturities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that desired capital levels are maintained in our companies.

We maintain a significant available-for-sale fixed-maturity portfolio to support our insurance policyholders’ liabilities. Current accounting guidance requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio can result from changes in interest rates and liquidity in financial markets. While invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as that of assets, with changes in value applied directly to shareholders’ equity. Due to the size of our policy liabilities in relation to our shareholders’ equity, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. From time to time, the market value of our fixed maturity portfolio may be depressed as a result of bond market illiquidity which could result in a significant decrease in shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by interest rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

The following tables present selected data related to our capital resources. Additionally, the tables present the effect of this accounting guidance on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data

	At December 31, 2011		At December 31, 2010		At December 31, 2009
	GAAP	Effect of Accounting Rule Requiring Revaluation*	GAAP	Effect of Accounting Rule Requiring Revaluation*	GAAP	Effect of Accounting Rule Requiring Revaluation*
Fixed maturities (millions)	$11,888	964	$10,543	$107	$9,104	$(456)
Deferred acquisition costs (millions)	3,485	(33)	3,406	(4)	3,320	28
Total assets (millions)	17,156	931	16,160	103	16,024	(428)
Short-term debt (millions)	225	0	199	0	233	0
Long-term debt (millions) **	914	0	913	0	920	0
Shareholders’ equity (millions)	4,229	605	4,016	67	3,399	(278)

Book value per diluted share	41.54	5.95	33.24	0.55	27.25	(2.23)
Debt to capitalization ***	21.2%	(2.7)%	21.7%	(0.3)%	25.3%	1.5%

Diluted shares outstanding (thousands)	101,808		120,815		124,739
Actual shares outstanding (thousands)	100,579		118,865		124,261

*	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
**	Includes Torchmark’s 7.1% Junior Subordinated Debentures in each period in the amount of $124 million.
***	Torchmark’s debt covenants require that the effect of the accounting rule requiring revaluation be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of debt and shareholders’ equity.

Previously, the FASB issued guidance which offered an option which, if elected, would permit us to value our interest-bearing policy liabilities and debt at fair value in our Consolidated Balance Sheets. However, unlike current accounting rules which permit us to account for changes in our available-for-sale bond portfolio through other comprehensive income, the new rule requires such changes to be recorded in earnings. Because both the size and duration of the investment portfolio do not match those attributes of our policyholder liabilities and debt, the impact on earnings could be very significant and volatile, causing reported earnings not to be reflective of core results. Therefore, we have not elected this option.

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 10.7 times in 2011, compared with 11.3 times in 2010 and 9.3 times in 2009. This times-interest-earned ratio is computed by dividing interest expense into the sum of pre-tax income from continuing operations and interest expense. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Credit Ratings. The chart below presents Torchmark’s credit ratings as of December 31, 2011.

	Standard & Poor’s	Moody’s	A.M. Best	Fitch
Commercial Paper	A-1	P-2	AMB-1	F-2
Funded Debt	A	Baa1	a-	BBB+
Preferred Stock	BBB+	Baa2	bbb	BBB-

During the three year period ended December 31, 2011, each of the rating agencies revised the outlook for Torchmark from stable to negative and then back to stable. Reasons cited for the negative outlook included increased risk in our investment portfolio, tighter liquidity, and reduced financial flexibility. Reasons cited for the revision back to a stable outlook included improved financial flexibility, increased capital levels at the insurance subsidiaries, the decrease in unrealized losses, and strong operating performance.

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

The financial strength of our major insurance subsidiaries is also rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our four largest insurance subsidiaries at December 31, 2011.

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

NEW UNADOPTED ACCOUNTING RULES

The FASB has issued new accounting guidance potentially applicable to Torchmark, effective in future periods:

Policy Acquisition Costs (ASU 2010-26). This accounting guidance amends the accounting for costs associated with acquiring or renewing insurance contracts in order to address the diversity in practice surrounding the capitalization and deferral of these costs. This guidance will be effective for Torchmark beginning January 1, 2012. Please refer to Unadopted Accounting Guidance in Note 1 — Significant Accounting Policies in the Notes to Consolidated Financial Statements for more information concerning the effects of adoption.

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

Approximately 81% of our liabilities for future policy benefits at December 31, 2011 were traditional insurance liabilities whereby the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. Torchmark had no premium deficiency event for its traditional business during the three years ended December 31, 2011.

The remaining portion of liabilities for future policy benefits pertains to business accounted for as deposit business, where the recorded liability is the fund balance attributable to the benefit of policyholders as determined by the policy contract at the financial statement date. Accordingly, there are no assumptions used to determine the future policy benefit liability for deposit business.

Deferred Acquisition Costs.    The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Additionally, the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are also deferred and recorded as deferred acquisition costs as indicated in Note 5—Deferred Acquisition Costs in the Notes to Consolidated Financial Statements. Our policies for accounting for deferred acquisition costs and the associated amortization are reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Approximately 98% of our recorded amounts for deferred acquisition costs at December 31, 2011 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2011.

The remaining 2% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. As noted earlier in this report, our variable annuity block was disposed of as of December 31, 2010. Revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2011.

Policy Claims and Other Benefits Payable.    This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to us. The estimate of unreported claims is based on prior experience and is made after careful evaluation of all information available to us. However, the factors upon which these estimates are based can be subject to change from historical patterns. Factors involved include the litigation environment, regulatory mandates, and the introduction of policy types for which claim patterns are not well established, and medical trend rates and medical cost inflation as they affect our health claims. Changes in these estimates, if any, are reflected in the earnings of the period in which the adjustment is made. We believe that the estimates used to produce the liability for claims and other benefits, including the estimate of unsubmitted claims, are the most appropriate under the circumstances. However, there is no certainty that the resulting stated liability will be our ultimate obligation. At this time, we do not expect any change in this estimate to have a material impact on earnings or financial position consistent with our historical experience.

Valuation of Fixed Maturities.    We hold a substantial investment in high-quality fixed maturities to provide for the funding of our future policy contractual obligations over long periods of time. While these securities are generally expected to be held to maturity, they are classified as available for sale and are sold from time to time, primarily to manage risk. We report this portfolio at fair value. Fair value is the price that we would expect to receive upon sale of the asset in an orderly transaction. The fair value of the fixed-maturity portfolio is primarily affected by changes in interest rates in financial markets, having a greater impact on longer-term maturities. Because of the size of our fixed-maturity portfolio, small changes in rates can have a significant effect on the portfolio and the reported financial position of the Company. This impact is disclosed in 100 basis point increments under the caption Market Risk Sensitivity in this report. However, as discussed under the caption Financial Condition in this report, we believe these unrealized fluctuations in value have no meaningful impact on our actual financial condition and, as such, we remove them from consideration when viewing our financial position and financial ratios.

At times, the values of our fixed maturities can also be affected by illiquidity in the financial markets. Illiquidity would contribute to a spread widening, and accordingly unrealized losses, on many securities that we would expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed-maturity investments is presented in Note 4—Investments under the caption Fair Value Measurements.

Impairment of Investments.    We continually monitor our investment portfolio for investments that have become impaired in value, where fair value has declined below carrying value. While the values of the investments in our portfolio constantly fluctuate due to market conditions, an other-than-temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed to be other than temporary. The policies and procedures that we use to evaluate and account for impairments of investments are disclosed in Note 1—Significant Accounting Policies and Note 4—Investments in the Notes to Consolidated Financial Statements and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the future prospects of a distressed or impaired security.

Defined benefit pension plans.    We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2011, our gross liability under these funded plans was $282 million, but was offset by assets of $258 million.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 beginning on page 43 of this report.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2012

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2011	2010
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2011—$10,924,244; 2010—$10,435,497)	$11,888,205	$10,543,034
Equity securities, at fair value (cost: 2011—$14,875; 2010—$14,875)	17,056	17,154
Policy loans	400,914	378,124
Other long-term investments	26,167	42,985
Short-term investments	21,244	216,680

Total investments	12,353,586	11,197,977

Cash	84,113	365,679
Accrued investment income	192,325	183,861
Other receivables	253,549	230,319
Deferred acquisition costs	3,484,851	3,406,335
Goodwill	396,891	396,891
Other assets	391,076	378,700

Total assets	$17,156,391	$16,159,762

Liabilities:
Future policy benefits	$9,572,257	$9,150,031
Unearned and advance premiums	69,539	74,165
Policy claims and other benefits payable	222,254	221,598
Other policyholders’ funds	92,487	91,293

Total policy liabilities	9,956,537	9,537,087

Current and deferred income taxes payable	1,518,695	1,209,433
Other liabilities	312,417	284,062
Short-term debt	224,842	198,875
Long-term debt (estimated fair value: 2011—$947,142; 2010—$933,336)	790,571	789,643
Due to affiliates	124,421	124,421

Total liabilities	12,927,483	12,143,521

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: 0 in 2011 and in 2010	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2011—112,312,123 issued, less 11,732,658 held in treasury and 2010—119,812,123 issued, less 947,497 held in treasury)*	112,312	119,812
Additional paid-in capital	425,331	432,608
Accumulated other comprehensive income (loss)	549,423	22,958
Retained earnings*	3,634,481	3,473,482
Treasury stock	(492,639)	(32,619)

Total shareholders’ equity	4,228,908	4,016,241

Total liabilities and shareholders’ equity	$17,156,391	$16,159,762

*	Amounts have been retroactively adjusted for stock split described in Note 1.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Life premium	$1,726,244	$1,663,699	$1,591,853
Health premium	929,466	987,421	1,017,711
Other premium	608	638	541

Total premium	2,656,318	2,651,758	2,610,105

Net investment income	693,028	676,364	632,540
Realized investment gains (losses)	25,924	42,190	13,879
Other-than-temporary impairments	(20)	(4,850)	(164,137)
Portion of impairment loss recognized in other comprehensive income	0	0	20,766
Other income	2,151	2,170	1,920

Total revenue	3,377,401	3,367,632	3,115,073

Benefits and expenses:
Life policyholder benefits	1,118,909	1,082,423	1,040,248
Health policyholder benefits	631,820	669,191	677,319
Other policyholder benefits	42,547	41,430	35,762

Total policyholder benefits	1,793,276	1,793,044	1,753,329

Amortization of deferred acquisition costs	424,781	418,890	415,986
Commissions and premium taxes	124,134	125,330	128,620
Other operating expense	201,636	176,272	170,130
Interest expense	77,908	75,529	69,932

Total benefits and expenses	2,621,735	2,589,065	2,537,997

Income from continuing operations before income taxes	755,666	778,567	577,076

Income taxes	(237,326)	(256,274)	(191,024)

Income from continuing operations	518,340	522,293	386,052

Discontinued operations:
Income from discontinued operations, net of tax	0	29,784	18,901
Loss on disposal, net of tax benefit of $467 in 2011 and $2,868 in 2010	(455)	(35,013)	0

Income (loss) from discontinued operations	(455)	(5,229)	18,901

Net income	$517,885	$517,064	$404,953

Basic net income per share*:
Continuing operations	$4.79	$4.28	$3.10
Discontinued operations	(0.01)	(0.04)	0.15

Total basic net income per share	$4.78	$4.24	$3.25

Diluted net income per share*:
Continuing operations	$4.72	$4.24	$3.10
Discontinued operations	0.00	(0.04)	0.15

Total diluted net income per share	$4.72	$4.20	$3.25

Dividends declared per common share*	$.46	$.41	$.38

*	Per share amounts have been retroactively adjusted for stock split described in Note 1.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$517,885	$517,064	$404,953

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	882,467	615,503	1,223,157
Reclassification adjustment for (gains) losses on securities included in net income	(27,771)	(38,170)	161,323
Reclassification adjustment for other-than-temporarily impaired debt securities for which a portion of the loss was recognized in earnings	0	0	(20,766)
Reclassification adjustment for amortization of (discount) premium	(1,880)	(3,820)	(6,183)
Foreign exchange adjustment on securities marked to market	3,510	(7,735)	(18,199)

Unrealized gains (losses) on securities	856,326	565,778	1,339,332

Unrealized gains (losses), adjustment to deferred acquisition costs	(28,679)	(32,181)	(79,603)
Unrealized gains (losses) on other assets	366	0	0

Total unrealized investment gains (losses)	828,013	533,597	1,259,729

Less applicable taxes	(289,806)	(186,760)	(440,905)

Unrealized gains (losses), net of tax	538,207	346,837	818,824
Foreign exchange translation adjustments, other than securities	(3,427)	5,006	21,833
Less applicable taxes	758	(1,752)	(7,642)

Foreign exchange translation adjustments, other than securities, net of tax	(2,669)	3,254	14,191

Pension adjustments:
Amortization of pension costs	12,146	10,857	11,219
Experience gain (loss)	(26,106)	(23,086)	16,811

Pension adjustments	(13,960)	(12,229)	28,030

Less applicable taxes	4,887	4,279	(9,811)

Pension adjustments, net of tax	(9,073)	(7,950)	18,219

Other comprehensive income (loss)	526,465	342,141	851,234

Comprehensive income (loss)	$1,044,350	$859,205	$1,256,187

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock*	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings*	Treasury Stock	Total Shareholders’ Equity

Year Ended December 31, 2009
Balance at January 1, 2009	$0	$128,812	$446,065	$(1,170,417)	$2,886,013	$(67,566)	$2,222,907
Comprehensive income (loss)				851,234	404,953		1,256,187
Common dividends declared ($0.38 a share)					(47,182)		(47,182)
Acquisition of treasury stock						(47,564)	(47,564)
Stock-based compensation			5,419			4,441	9,860
Exercise of stock options			253		(435)	4,865	4,683
Retirement of treasury stock		(3,000)	(10,376)		(56,382)	69,758	0

Balance at December 31, 2009	0	125,812	441,361	(319,183)	3,186,967	(36,066)	3,398,891

Year Ended December 31, 2010
Comprehensive income (loss)				342,141	517,064		859,205
Common dividends declared ($.41 a share)					(49,015)		(49,015)
Acquisition of treasury stock						(246,006)	(246,006)
Stock-based compensation			8,393			3,451	11,844
Exercise of stock options			4,205		(2,329)	39,446	41,322
Retirement of treasury stock		(6,000)	(21,351)		(179,205)	206,556	0

Balance at December 31, 2010	0	119,812	432,608	22,958	3,473,482	(32,619)	4,016,241

Year Ended December 31, 2011
Comprehensive income (loss)				526,465	517,885		1,044,350
Common dividends declared ($.46 a share)					(49,815)		(49,815)
Acquisition of treasury stock						(972,556)	(972,556)
Stock-based compensation			7,631			7,323	14,954
Exercise of stock options			13,121		(29,328)	191,941	175,734
Retirement of treasury stock		(7,500)	(28,029)		(277,743)	313,272	0

Balance at December 31, 2011	$0	$112,312	$425,331	$549,423	$3,634,481	$(492,639)	$4,228,908

*	Amounts have been retroactively adjusted for stock split described in Note 1.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$517,885	$517,064	$404,953
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	431,362	544,086	533,466
Increase (decrease) in other policy benefits	(2,776)	1,110	(18,172)
Deferral of policy acquisition costs	(533,907)	(526,791)	(560,120)
Amortization of deferred policy acquisition costs	424,781	433,488	429,253
Change in current and deferred income taxes	42,059	78,125	108,052
Realized (gains) losses on sale of investments and properties	(25,904)	(40,190)	141,659
Change in other receivables	(22,565)	(24,716)	(43,471)
Contributions to benefit plans	(15,453)	(34,755)	(14,000)
Loss on disposal of subsidiary	455	35,013	0
Other, net	43,527	46,159	(5,507)

Cash provided from operations	859,464	1,028,593	976,113

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	224,335	325,950	900,417
Fixed maturities available for sale—matured, called, and repaid	410,356	638,860	760,858
Equity securities	28,700	0	1,138
Other long-term investments	18,937	5,767	7,167

Total investments sold or matured	682,328	970,577	1,669,580
Acquisition of investments:
Fixed maturities—available for sale	(1,104,231)	(1,908,109)	(2,311,455)
Equity securities	(28,772)	0	0
Other long-term investments	(6,246)	(905)	(43)

Total investments acquired	(1,139,249)	(1,909,014)	(2,311,498)
Net increase in policy loans	(22,790)	(27,793)	(23,652)
Net (increase) decrease in short-term investments	195,435	128,727	(226,645)
Net change in payable or receivable for securities	2,664	(754)	(13,829)
Additions to properties	(5,386)	(9,181)	(6,499)
Sales of properties	3,089	77	0
Investments in low-income housing interests	(49,812)	(53,170)	(24,556)
Proceeds from sale of subsidiary	21,588	342,890	0

Cash used for investment activities	(312,133)	(557,641)	(937,099)

Cash provided from (used for) financing activities:
Issuance of common stock	162,613	37,863	4,430
Cash dividends paid to shareholders	(49,125)	(50,061)	(46,615)
Issuance of 9 1/4% Senior Notes	0	0	296,308
Acquisition of 9 1/4% Senior Notes	0	(8,913)	0
Repayment of 8 1/4% Senior Debentures	0	0	(99,451)
Net borrowing (repayment) of commercial paper	25,967	(34,432)	(70,928)
Excess tax benefit from stock option exercises	13,121	3,455	253
Acquisition of treasury stock	(972,556)	(246,006)	(47,564)
Net receipts (payments) from deposit product operations	(4,505)	(31,527)	112,005

Cash provided from (used for) financing activities	(824,485)	(329,621)	148,438

Effect of foreign exchange rate changes on cash	(4,412)	(7,570)	(1,934)

Increase (decrease) in cash	(281,566)	133,761	185,518
Cash at beginning of year (includes cash of $0, $847 thousand and $12.3 million, at January 1, 2011, 2010 and 2009, respectively, in subsidiary held for sale)	365,679	231,918	46,400

Cash at end of year (includes cash of $0, $0, and $847 thousand at December 31, 2011, 2010, and 2009, respectively, in subsidiary held for sale)	$84,113	$365,679	$231,918

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

Torchmark accounts for its variable interest entities under accounting guidance which clarifies the definition of a variable interest and the instructions for consolidating variable interest entities (VIE’s). Only primary beneficiaries are required or allowed to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE, it is not permitted to consolidate the VIE. The trust that is liable for Torchmark’s Trust Preferred Securities meets the definition of a VIE. However, Torchmark is not the primary beneficiary of this entity because its interest is not variable. Therefore, Torchmark is not permitted to consolidate its interest, even though it owns 100% of the voting equity of the trust and guarantees its performance. For this reason, Torchmark reports its 7.1% Junior Subordinated Debentures due to the trust as “Due to affiliates” each period at its carrying value. However, Torchmark views the Trust Preferred Securities as it does any other debt offering and consolidates the trust in its segment analysis because GAAP requires that the segment analysis be reported as management views its operations and financial condition.

Additionally, as further described under the caption Low-Income Housing Tax Credit Interests below in this note, Torchmark holds passive interests in limited partnerships which provide investment returns through the provision of tax benefits (principally from the transfer of Federal or state tax credits related to federal low-income housing). These interests are also considered to be VIEs. They are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Torchmark’s involvement is limited to its limited partnership interest in the entities. Torchmark has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value.

When a component of Torchmark’s business is sold or expected to be sold during the ensuing year, Torchmark reports the assets and liabilities of the component as assets and liabilities of subsidiaries held for sale. Assets or liabilities of subsidiaries held for sale are segregated and are recorded in the Consolidated Balance Sheets at the lower of the carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Torchmark reports the results of operations of a business as discontinued operations when the component is sold or expected to be sold, the operations and cash flows of the business have been or will be eliminated from the ongoing operations as a result of the disposal transaction, and Torchmark will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in discontinued operations in the Consolidated Statements of Operations for current and prior periods commencing in the period in which the business is either disposed of or is accounted for as a disposal group, including any gain or loss recognized on the sale or adjustment of the carrying amount to fair value less cost to sell. Major components of the income from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

discontinued operations are separately disclosed in Note 3 — Discontinued Operations in the Notes to the Consolidated Financial Statements. Because the business has been sold or classified as held for sale and its operations are discontinued, the financial results of the business are excluded from the Notes to the Consolidated Financial Statements, other than in Note 3, the Consolidated Statements of Cash Flows, and Note 2 — Statutory Accounting.

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

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Income attributable to investments is included in Torchmark’s net investment income. Net investment income for the years ended December 31, 2011, 2010, and 2009 included $552 million, $522 million, and $487 million, respectively, which was allocable to policyholder reserves or accounts. Realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Fair Value Measurements:    Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for long-term debt investments, equity securities, and certain other assets are determined in accordance with specific accounting guidance. Fair values are based on quoted market prices, where available. Otherwise, fair values are based on quoted market prices of comparable instruments in active markets, quotes in inactive markets, or other observable criteria. For specific information regarding Torchmark’s measurements and procedures in valuing financial instruments, please see Note 4—Investments under the caption Fair value measurements. The fair values of Torchmark’s long-term debt issues, along with the trust preferred securities, are based on quoted market prices. Mortgage loans are valued at discounted cash flows.

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

Current accounting guidance is such that if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on fixed maturities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income.

Cash:    Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Recognition of Premium Revenue and Related Expenses:    Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Profits for limited-payment life insurance contracts are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $24 million, $26 million, and $28 million for the years ended December 31, 2011, 2010, and 2009, respectively. Other premium consists of annuity policy charges in each year. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits:    The liability for future policy benefits for universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 81% of total future policy benefits, is provided on the net level premium method based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. Assumptions used are based on Torchmark’s previous experience with similar products. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are periodically reviewed and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on the revised assumptions.

Deferred Acquisition Costs:    The costs of acquiring new business are generally deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs of new insurance sales. Deferred acquisition costs are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Limited-payment contracts are amortized over the contract period. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits.

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

Income Taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement book values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. More information concerning income taxes is provided in Note 8—Income Taxes.

Property and Equipment:    Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when, based on events and circumstances, it becomes evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $119 million at both December 31, 2011 and 2010. Accumulated depreciation was $71 million at year end 2011 and $65 million at the end of 2010. Depreciation expense was $6.8 million in 2011, $6.0 million in 2010, and $4.6 million in 2009.

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

Low-Income Housing Tax Credit Interests:    As of December 31, 2011, Torchmark had $293 million invested in limited partnerships that provide low-income housing tax credits and other related Federal income tax and state premium tax benefits to Torchmark. The carrying value of Torchmark’s investment in these entities was $283 million at December 31, 2010. As of December 31, 2011, Torchmark was obligated under future commitments of $109 million, which amount is included in the above carrying value. Interests for which the return has been guaranteed by unrelated third-parties are accounted for using the effective-yield method. The remaining interests are accounted for using the amortized-cost method.

For 2011 and 2010, the Federal income benefits accrued during the year, net of the amortization associated with guaranteed interests, were recorded in “Income taxes.” Amortization associated with non-guaranteed interests and interests providing for state premium tax benefits was reflected as a component of “Net investment income.” For years prior to 2010, the Federal income tax benefits accrued during the year, net of the amortization associated with all interests, were recorded in “Income taxes.” All state premium tax benefits, net of the related amortization, were recorded in “Net investment income.” At December 31, 2011, $281 million associated with the Federal interests was included in “Other assets” with the remaining $12 million state-related interests included in “Other invested assets.” At December 31, 2010, the comparable amounts were $269 million and $14 million, respectively. Any unpaid commitments to invest are recorded in “Other liabilities.” In the segment analysis, the amortization associated with the non-guaranteed interests is reflected as a component of “Income tax expenses,” and not “Net investment income,” consistent with the treatment of the guaranteed interests. Management views this presentation as a more accurate matching of costs with the associated revenues with respect to the low-income housing interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Goodwill:    The excess cost of business acquired over the fair value of their net assets is reported as goodwill. Goodwill is subject to annual impairment testing based on certain procedures outlined by GAAP. The procedures involve measuring the carrying value of each reporting unit of Torchmark’s segments, including the goodwill of that unit, against the estimated fair value of the corresponding unit. If the carrying value of a unit including goodwill exceeds its estimated fair value, then the goodwill in that unit could potentially be impaired. In that event, further testing is required under the accounting guidance to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of test.

Torchmark has tested its goodwill annually in each of the years 2009 through 2011. These tests involved assigning carrying value by allocating the Company’s net assets to each of the reporting units of Torchmark’s segments, including the portion of goodwill assigned to the unit. The fair value of each reporting unit is determined using discounted expected cash flows associated with that unit. Judgment and assumptions are used in developing the projected cash flows for the reporting units, and such estimates are subject to change. The Company also exercises judgment in the determination of the discount rate, which management believes to be appropriate for the risk associated with the cash flow expectations. The fair value of each reporting unit is then measured against that reporting unit’s corresponding carrying value. Because the estimated fair value exceeded the carrying value, including goodwill, of each reporting unit in each period, Torchmark’s goodwill was not impaired in any of those periods.

Treasury Stock:    Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method.

Settlements:    During 2011, Torchmark settled a state administrative matter involving issues arising over a period of many years. The settlement resulted in a pre-tax charge of $6.9 million ($4.5 million after tax). Additionally in 2011, the Company accrued an estimated liability for settlement of an insurance litigation matter expected to settle in 2012. The liability for this litigation, which arose many years ago, was estimated to be $12.0 million pretax ($7.8 million after tax). Please refer to Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements for a discussion of the litigation settlement. In 2009, Torchmark recorded a $2.9 million tax settlement primarily resulting from the favorable settlements of U.S. Federal income tax issues that related to prior tax years. More information on this tax settlement is provided in Note 8—Income Taxes. Management removes items that are related to prior periods when evaluating the operating results of current periods. Therefore, these items are excluded in its presentation of segment results as disclosed in Note 14—Business Segments, because accounting guidance requires that operating segment results be presented as management views its business.

Postretirement Benefits:    Torchmark accounts for its postretirement defined benefit plans by recognizing the funded status of those plans on its Consolidated Balance Sheets in accordance with accounting guidance. Periodic gains and losses attributable to changes in plan assets and liabilities that are not recognized as components of net periodic benefit costs are recognized as components of other comprehensive income, net of tax. More information concerning the accounting and disclosures for postretirement benefits is found in Note 9—Postretirement Benefits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2009 through 2011 is as follows:

	2011	2010	2009
Volatility factor	42.3%	40.3%	29.6%
Dividend yield	1.0%	1.3%	2.4%
Expected term (in years)	4.66	4.74	4.72
Risk-free rate	2.0%	2.5%	2.6%

The expected term is generally derived from Company experience. However, expected terms of grants made under the Torchmark Corporation 2005 Incentive Plan (2005 Plan) and the 2007 Long-Term Compensation Plan (2007 Plan), involving grants made in the years 2005 through 2010, were determined based on the simplified method as permitted by Staff Accounting Bulletins 107 and 110. This method was used because the 2005 and 2007 Plans limited grants to a maximum contract term of seven years, and Torchmark had no previous experience with seven-year contract terms. Prior to 2005, substantially all grants contained ten-year terms. Because a large portion of these grants vest over a three-year period, the Company did not have sufficient exercise history during 2010 or previous years to determine an appropriate expected term on these grants. Beginning in 2011, all grants with seven-year terms are based on Company experience. The Torchmark Corporation 2011 Incentive Plan replaced the previous plans and allows for option grants with a ten-year contractual term which vest over five years in addition to seven-year grants which vest over three years as permitted by the previous plans. The Company has no historical experience with five-year vesting, and will therefore use the simplified method to determine the expected term for these grants until such experience is developed. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested).

Torchmark management views all stock-based compensation expense as a corporate or Parent Company expense and, therefore, presents it as such in its segment analysis (See Note 14—Business Segments). It is included in “Other operating expense” in the Consolidated Statements of Operations.

Stock Split:    Torchmark declared a three-for-two stock split paid in the form of a 50% stock dividend on all of the Company’s outstanding common stock. The record date for the split was the close of business on June 1, 2011. On July 1, 2011, the payment date, holders of Torchmark common stock as of the record date received one additional share of stock for every two shares held. The Company paid $123 thousand in cash to acquire 2,841 fractional shares as a result of the split. All share and per share amounts have been adjusted to reflect this split for all periods presented in these consolidated financial statements. “Common stock” and “Retained earnings” presented for all prior periods in the accompanying Consolidated Balance Sheet and Consolidated Statements of Shareholders’ Equity have also been retroactively adjusted to reflect this split.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Unadopted Accounting Guidance: The FASB has adopted new guidance concerning policy acquisition costs (ASU 2010-26). This accounting guidance amends the accounting for costs associated with acquiring or renewing insurance contracts in order to address the diversity in practice surrounding the capitalization and deferral of these costs. This guidance will be effective for Torchmark beginning January 1, 2012. As a result of this new standard, certain costs that have been deferred and amortized through deferred acquisition costs will no longer be allowed to be deferred and will be expensed as incurred. The new guidance limits the deferral of costs to those incremental costs related only to the successful issuance of an insurance contract. Previously, the Company was allowed to defer any cost that varied with and related to the production of new business. For Torchmark, these costs that are no longer deferrable primarily relate to our agent distribution systems, and include such costs as training, recruiting, office space, and certain management and underwriting expenses. The new guidance further limits the deferral of certain advertising costs associated with the Direct Response operation. Torchmark will adopt retroactively, meaning the deferred acquisition cost will be written down to a level as if the new guidance had been in effect in prior periods. Going forward, the reduction in deferrals will cause commissions and expenses to increase. However, as a result of the retroactive writedown, the amortization of previously deferred acquisition costs will decrease, greatly offsetting the impact of the increased expenses. The Company currently expects it to reduce the deferred acquisition cost asset approximately 16%, total assets approximately 3%, and shareholders’ equity approximately 10% at the time of adoption. Torchmark also expects it will reduce 2012 earnings and earnings per share less than 2%. The adoption of this guidance will delay the recognition of underwriting margin on newly issued business, but not the ultimate profitability of that business. It will have no impact on cash flows, liquidity, or statutory earnings.

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2011	2010	2009	2011	2010
Life insurance subsidiaries	$424,738	$499,440	$274,734	$1,273,117	$1,607,811

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Discontinued Operations

During the third quarter of 2010, Torchmark’s subsidiary, Liberty, entered into an agreement to sell its wholly-owned subsidiary, United Investors Life Insurance Company (United Investors), to an unaffiliated insurance carrier. The sale was completed as of December 31, 2010. United Investors marketed primarily term and interest-sensitive life insurance, fixed annuities, and, prior to 2009, variable annuities. Consideration for the sale consisted of $343 million in cash at the closing, as well as post-closing proceeds receivable from the buyer of approximately $21 million which was received in early 2011. The transaction resulted in a pretax loss of approximately $38 million ($35 million after tax), which has been reported as a realized loss on the disposal of a discontinued operation in 2010. Due to the sale, Torchmark’s consolidated financial statements are presented to reflect the transactions as discontinued operations.

An analysis of income from discontinued operations is as follows:

	Twelve months ended December 31,
	2010	2009
Premium income	$73,675	$77,094
Investment income	43,787	42,375
Realized investment gains (losses)	2,850	(12,167)
Other income	103	22

Total revenue*	120,415	107,324

Policyholder benefits	56,374	59,470
Amortization of deferred acquisition costs	14,599	13,267
Other expense	4,960	6,470

Total benefits and expense	75,933	79,207

Pre tax income from discontinued operations	44,482	28,117
Income tax	(14,698)	(9,216)

Income from discontinued operations	$29,784	$18,901

Revenues and profitability in the indicated segment were as follows:

	Twelve Months Ended December 31,
	2010	2009
Revenues:
Life	$65,726	$67,917
Annuity	7,949	9,177
Investment	43,787	42,375
Other	103	22

Total*	$117,565	$119,491

Segment profitability (loss):
Life	$22,692	$19,477
Annuity	(931)	3,084
Investment	22,490	21,660
Other	(2,619)	(3,937)

Total	$41,632	$40,284

*	Segment revenues differ from discontinued revenues by the amount of realized investment gains/losses, which Torchmark excludes from its consideration of ongoing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments

Portfolio Composition:

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2011 and 2010 is as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities*

2011:
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$65,283	$1,756	$(4)	$67,035	$67,035	1%
States, municipalities, and political subdivisions	1,213,082	118,636	(1,896)	1,329,822	1,329,822	11
Foreign governments	21,832	1,327	0	23,159	23,159	0
Corporates	8,357,809	1,051,019	(137,908)	9,270,920	9,270,920	78
Collateralized debt obligations	60,437	0	(30,117)	30,320	30,320	0
Other asset-backed securities	42,862	3,210	(1,392)	44,680	44,680	0
Redeemable preferred stocks	1,162,939	27,184	(67,854)	1,122,269	1,122,269	10%

Total fixed maturities	10,924,244	1,203,132	(239,171)	11,888,205	11,888,205	100%

Equity securities	14,875	2,244	(63)	17,056	17,056

Total fixed maturities and equity securities	$10,939,119	$1,205,376	$(239,234)	$11,905,261	$11,905,261

*	At fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities

2010:
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$78,387	$1,347	$(1,060)	$78,674	$78,674	1%
States, municipalities, and political subdivisions	1,212,185	10,752	(41,811)	1,181,126	1,181,126	11
Foreign governments	22,352	679	0	23,031	23,031	0
Corporates	7,707,938	423,076	(210,149)	7,920,865	7,920,865	75
Collateralized debt obligations	56,525	0	(34,069)	22,456	22,456	0
Other asset-backed securities	46,406	3,010	(678)	48,738	48,738	1
Redeemable preferred stocks	1,311,704	36,405	(79,965)	1,268,144	1,268,144	12

Total fixed maturities	10,435,497	475,269	(367,732)	10,543,034	10,543,034	100%
Equity securities	14,875	2,348	(69)	17,154	17,154

Total fixed maturities and equity securities	$10,450,372	$477,617	$(367,801)	$10,560,188	$10,560,188

A schedule of fixed maturities by contractual maturity at December 31, 2011 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$64,222	$64,895
Due from one to five years	527,836	564,584
Due from five to ten years	669,994	728,784
Due from ten to twenty years	2,439,335	2,649,607
Due after twenty years	7,114,402	7,799,590
Mortgage-backed and asset-backed securities	108,455	80,745

	$10,924,244	$11,888,205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Analysis of investment operations:

	Year Ended December 31,
	2011	2010	2009

Net investment income is summarized as follows:
Fixed maturities	$683,101	$662,202	$609,566
Equity securities	1,558	1,183	1,287
Policy loans	29,293	27,248	25,394
Other long-term investments	2,439	3,064	6,482
Short-term investments	165	762	1,296

	716,556	694,459	644,025
Less investment expense	(23,528)	(18,095)	(11,485)

Net investment income	$693,028	$676,364	$632,540

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities:
Sales and other	$27,790	$43,022	$15,638
Writedowns	(20)	(4,850)	(143,166)
Equity securities	0	1	(862)
Loss on redemption of debt	0	(1,646)	(1)
Other	(1,866)	813	(1,101)

	25,904	37,340	(129,492)
Applicable tax	(9,066)	(13,070)	44,147

Realized gains (losses) from investments, net of tax	$16,838	$24,270	$(85,345)

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$(98)	$432	$2,377
Fixed maturities available for sale	856,424	562,921	1,240,781

Net change in unrealized gains (losses) on securities	$856,326	$563,353	$1,243,158

Additional information about securities sold is as follows:

	At December 31,
	2011		2010		2009
Fixed maturities:
Proceeds from sales	$236,662	**	$314,904	*	$830,892 *
Gross realized gains	28,249		29,821		69,249
Gross realized losses	(24,323)		(13,361)		(56,499)

Equities:
Proceeds from sales	0		1		1,138
Gross realized gains	0		1		0
Gross realized losses	0		0		(862)

*	Proceeds from sales including discontined assets were $326 million in 2010 and $900 million in 2009.
**	Includes $12.3 million of unsettled trades

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

The great majority of the Company’s fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 99% of the fair value reported at December 31, 2011 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. As part of the Company’s controls over pricing, management reviews and analyzes all prices obtained to insure the reasonableness of the values, taking all available information into account. One very important control is the corroboration of prices obtained from third-party sources against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, management evaluates observable inputs and performs additional analysis to confirm that the price is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At December 31, 2011 and 2010, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. The measurement is then classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of December 31, 2011 and 2010, fair value measurements classified as Level 3 represented 0.4% and 1.0%, respectively, of total fixed maturities and equity securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following tables represent the fair value of assets measured on a recurring basis at December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:	`
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$67,035	$0	$67,035
States, municipalities, and political subdivisions	0	1,329,822	0	1,329,822
Foreign governments	0	23,159	0	23,159
Corporates	28,092	9,231,578	11,250	9,270,920
Collateralized debt obligations	0	0	30,320	30,320
Other asset-backed securities	0	37,558	7,122	44,680
Redeemable preferred stocks	217,613	904,656	0	1,122,269

Total fixed maturities	245,705	11,593,808	48,692	11,888,205
Equity securities	16,346	0	710	17,056

Total fixed maturities and equity securities	$262,051	$11,593,808	$49,402	$11,905,261

Percentage of total	2.2%	97.4%	0.4%	100.0%

Description	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$78,674	$0	$78,674
States, municipalities and political subdivisions	0	1,181,126	0	1,181,126
Foreign governments	0	23,031	0	23,031
Corporates	15,347	7,831,845	73,673	7,920,865
Collateralized debt obligations	0	0	22,456	22,456
Other asset-backed securities	0	40,696	8,042	48,738
Redeemable preferred stocks	270,189	997,955	0	1,268,144

Total fixed maturities	285,536	10,153,327	104,171	10,543,034

Equity securities	16,484	0	670	17,154

Total fixed maturities and equity securities	$302,020	$10,153,327	$104,841	$10,560,188

Percent of total	2.9%	96.1%	1.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed securities	Collateralized debt Obligations	Corporates*	Other	Total
Balance at January 1, 2009	$23,077	$14,158	$164,881	$1,246	$203,362
Total gains or losses:
Included in realized gains/losses	0	(83,458)	(2,502)	0	(85,960)
Included in other comprehensive income	1,717	80,674	(2,728)	12	79,675
Sales	0	125	(6,833)	0	(6,708)
Amortization	(183)	1,014	2,366	(5)	3,192
Other **	0	5,524	213	148	5,885
Transfers in to Level 3	0	0	48,995	4,435	53,430
Transfers out of Level 3	(16,630)	0	(132,628)	0	(149,258)

Balance at December 31, 2009	7,981	18,037	71,764	5,836	103,618
Total gains or losses:
Included in realized gains/losses	0	(1,712)	1,504	708	500
Included in other comprehensive income	255	2,445	14,711	(534)	16,877
Sales	0	0	(5,862)	(2,331)	(8,193)
Amortization	(194)	2,333	2,536	(1)	4,674
Other **	0	1,353	0	0	1,353
Transfers out of Level 3	0	0	(10,980)	(3,008)	(13,988)

Balance at December 31, 2010	8,042	22,456	73,673	670	$104,841
Total gains or losses:
Included in realized gains/losses	0	0	(12,542)	0	(12,542)
Included in other comprehensive income	(714)	3,952	14,578	40	17,856
Sales	0	0	(13,875)	0	(13,875)
Amortization	(206)	2,470	1,302	0	3,566
Other **	0	1,442	0	0	1,442
Transfers out of Level 3	0	0	(51,886)	0	(51,886)

Balance at December 31, 2011	$7,122	$30,320	$11,250	$710	$49,402

*	Includes redeemable preferred stocks
**	Includes capitalized interest and foreign exchange adjustments.

The collateral underlying collateralized debt obligations for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower).

The following table presents transfers in and out of each of the valuation levels of fair values.

	2011			2010			2009
	In	Out	Net	In	Out	Net	In	Out	Net
Level 1	$0	$0	$0	$54	$(4,848)	$(4,794)	$0	$0	$0
Level 2	51,886	0	51,886	18,836	(54)	18,782	149,258	(53,430)	95,828
Level 3	0	(51,886)	(51,886)	0	(13,988)	(13,988)	53,430	(149,258)	(95,828)

Transfers into Level 2 from Level 3 result from the availability of observable market data when a security is valued at the end of a period. Transfers into Level 3 occur when there is a lack of observable market information. Transfers into Level 1 from Level 2 occur when direct quotes are available; transfers from Level 1 into Level 2 result when only observable market data and no direct quotes are available.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Torchmark has determined that certain of its holdings in fixed maturity investments were other-than-temporarily impaired during the three years ended December 31, 2011. Included in the impairments were collateralized debt obligations in which the impairment was bifurcated in accordance with accounting guidance. As a result of this guidance, the portion of an impairment considered to be a credit loss is other-than-temporarily impaired and the amount of the credit loss is charged to net income. Any portion of the impairment considered to be temporary is charged to other comprehensive income. The credit loss portion of an impairment is determined as the difference between the security’s amortized cost and the present value of expected future cash flows discounted at the securities’ original effective yield rate. The temporary portion is the difference between this present value of expected future cash flows and fair value (as discounted by a market yield). The expected cash flows are determined using judgment and the best information available to the Company. Inputs used to derive expected cash flows include expected default rates, current levels of subordination, and loan-to-collateral value ratios. Management believes that the present value of future cash flows at the original effective yield is a better measure of valuation, because fair value is based on limited observable market data, and the market for these securities is neither active nor orderly. The following table presents the writedowns recorded due to these impairments in accordance with accounting guidance and whether the writedown was charged to earnings or other comprehensive income.

Writedowns for Other-Than-Temporary Impairments

	2011		2010		2009
	Net Income	Other Comprehensive Income	Net Income	Other Comprehensive Income	Net Income	Other Comprehensive Income
Collateralized debt obligations	$0	$0	$1,712	$0	$ 83,457	$20,766
Corporate bonds	20	0	3,138	0	59,709	0

Total pre-tax	$20	$0	$4,850	$0	$143,166	$20,766

After tax	$13	$0	$3,152	$0	$ 94,234	$13,498

As of year end 2011, previously written down securities remaining in the portfolio were carried at a fair value of $22.6 million. Otherwise, as of December 31, 2011, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired. Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell nor expects to be required to sell its other impaired securities.

Bifurcated credit losses result when there is an other-than-temporary impairment for which a portion of the loss is recognized in other comprehensive income. Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at December 31, 2011, December 31, 2010, and December 31, 2009. There was no change in this balance since December 31, 2009, the year the balance initially arose.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Unrealized gain/loss analysis.    As conditions in financial markets have improved since early 2009, unrealized gains in the portfolio have occurred and losses have declined. Net unrealized losses on fixed maturities of $455 million at December 31, 2009 became net unrealized gains of $108 million at December 31, 2010. During 2011, net unrealized gains rose to $964 million at December 31, 2011. At December 31, 2011, investments in securities in the financial sector were in a $14 million unrealized gain position compared with an unrealized loss position of $115 million at December 31, 2010. Investments in securities in the other sectors had net unrealized gains of $950 million in 2011 and $223 million in 2010. The following tables disclose gross unrealized investment losses by class of investment at December 31, 2011 and December 31, 2010. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2011

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$279	$(3)	$34	$(1)	$313	$(4)
States, municipalities and political subdivisions	0	0	17,609	(1,896)	17,609	(1,896)
Foreign governments	0	0	0	0	0	0
Corporates	585,265	(38,249)	612,338	(99,659)	1,197,603	(137,908)
Collateralized debt obligations	0	0	30,320	(30,117)	30,320	(30,117)
Other asset-backed securities	0	0	7,122	(1,392)	7,122	(1,392)
Redeemable preferred stocks	205,449	(14,250)	367,450	(53,604)	572,899	(67,854)

Total fixed maturities	790,993	(52,502)	1,034,873	(186,669)	1,825,866	(239,171)

Equity securities	386	(63)	0	0	386	(63)

Total fixed maturities and equity securities	$791,379	$(52,565)	$1,034,873	$(186,669)	$1,826,252	$(239,234)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2010

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$56,905	$(1,060)	$0	$0	$56,905	$(1,060)
States, municipalities and political subdivisions	685,754	(26,734)	66,591	(15,077)	752,345	(41,811)
Foreign governments	0	0	0	0	0	0
Corporates	1,284,966	(39,331)	862,820	(170,818)	2,147,786	(210,149)
Collateralized debt obligations	0	0	22,331	(34,069)	22,331	(34,069)
Other asset-backed securities	0	0	8,042	(678)	8,042	(678)
Redeemable preferred stocks	199,362	(3,339)	646,454	(76,626)	845,816	(79,965)

Total fixed maturities	2,226,987	(70,464)	1,606,238	(297,268)	3,833,225	(367,732)

Equity securities	0	0	30	(69)	30	(69)

Total fixed maturities and equity securities	$2,226,987	$(70,464)	$1,606,268	$(297,337)	$3,833,255	$(367,801)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total

Number of issues (Cusip numbers) held:
As of December 31, 2011	117	93	210
As of December 31, 2010	234	133	367

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,373 issues at December 31, 2011 and 1,430 issues at December 31, 2010. The weighted-average quality rating of all unrealized loss positions as of December 31, 2011 was BBB-, compared with BBB+ a year earlier. The weighted-average quality ratings are based on amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Other investment information:

Other long-term investments consist of the following:

	December 31,
	2011	2010
Mortgage loans, at cost	$551	$14,481
Investment real estate, at depreciated cost	3,165	2,154
Low-income housing interests	12,188	14,482
Collateral loans	7,598	8,913
Other	2,665	2,955

Total	$26,167	$42,985

The estimated fair value of mortgage loans, based on discounted cash flows, was approximately $0.6 million at December 31, 2011 and $14.3 million at December 31, 2010. Accumulated depreciation on investment real estate was $1.8 million at both December 31, 2011 and 2010.

Torchmark had $125 thousand in fixed maturities at book value ($130 thousand at fair value) that were non-income producing during the twelve months ended December 31, 2011. Torchmark had $3.0 million in investment real estate at December 31, 2011 which was non-income producing during the previous twelve months. Torchmark did not have any other invested assets that were non-income producing during the twelve months ended December 31, 2011.

Note 5—Deferred Acquisition Costs

An analysis of deferred acquisition costs is as follows:

	2011	2010	2009
Balance at beginning of year	$3,406,335	$3,319,505	$3,228,887
Additions:
Deferred during period:
Commissions	291,267	296,043	309,722
Other expenses	242,640	229,367	248,984

Total deferred	533,907	525,410	558,706
Foreign exchange adjustment	0	5,055	10,663

Total additions	533,907	530,465	569,369

Deductions:
Amortized during period	(424,781)	(418,890)	(415,986)
Foreign exchange adjustment	(1,931)	0	0
Adjustment attributable to unrealized investment gains(1)	(28,679)	(24,745)	(62,765)

Total deductions	(455,391)	(443,635)	(478,751)

Balance at end of year	$3,484,851	$3,406,335	$3,319,505

(1)	Represents amounts pertaining to investments relating to universal life-type products.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Future Policy Benefit Reserves

A summary of the assumptions used in determining the liability for future policy benefits at December 31, 2011 is as follows:

Individual Life Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1917-2011	2.5% to 5.75%	11%
1985-2011	6.0%	29
1986-1992	7.0% graded to 6.0%	7
1954-2000	8.0% graded to 6.0%	11
1951-1985	8.5% graded to 6.0%	4
1984-2011	6.75%	4
2011-2011	5.75% graded to 6.75%	1
2000-2011	7.0%	19
1984-2011	Interest Sensitive	14

		100%

Mortality assumptions:

For individual life, the mortality tables used are various statutory mortality tables and modifications of:

1950-54	Select and Ultimate Table
1954-58	Industrial Experience Table
1955-60	Ordinary Experience Table
1965-70	Select and Ultimate Table
1955-60	Inter-Company Table
1970	United States Life Table
1975-80	Select and Ultimate Table
X-18	Ultimate Table
2001	Valuation Basic Table

Withdrawal assumptions:

Withdrawal assumptions are based on Torchmark’s experience.

Individual Health Insurance

Interest assumptions:

Years of Issue	Interest Rates	Percent of Liability
1955-2011	2.5% to 5.75%	2%
1993-2011	6.0%	60
1986-1992	7.0% graded to 6.0%	26
1955-2000	8.0% graded to 6.0%	6
1951-1986	8.5% graded to 6.0%	1
2008-2010	6.75%	1
2001-2007	7.0%	4

		100%

Morbidity assumptions:

For individual health, the morbidity assumptions are based on either Torchmark’s experience or the assumptions used in calculating statutory reserves.

Termination assumptions:

Termination assumptions are based on Torchmark’s experience.

Overall Interest Assumptions:

The overall average interest assumption for determining the liability for future life and health insurance benefits in 2011 was 5.9%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 7—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$100,598	$104,346	$119,855
Incurred related to:
Current year	628,137	661,740	674,710
Prior years	(10,644)	(19,424)	(19,487)

Total incurred	617,493	642,316	655,223
Paid related to:
Current year	538,910	577,875	583,127
Prior years	75,664	68,189	87,605

Total paid	614,574	646,064	670,732

Balance at end of year	$103,517	$100,598	$104,346

At the end of each period, the liability for unpaid health claims includes an estimate of claims incurred but not yet reported to the Company. Such estimates are updated regularly based upon the Company’s most recent claims data with recognition of emerging experience trends. Because of the nature of the Company’s health business, the payment lags are relatively short and most claims are fully paid within a year from the time incurred. Fluctuations in claims experience can lead to either over- or under-estimation of the liability for any given year. The difference between the estimate made at the end of the prior period and the actual experience during the period is reflected above under the caption “Incurred related to: Prior years.”

Claims paid in each of the years 2009 through 2011 were settled for amounts less than anticipated when estimated at the previous year end. The most significant components of these favorable variances were in Torchmark’s UA Independent, Liberty National Branch, and Medicare Part D distribution channels. The Company’s estimates at each point have reflected the emerging data and trends. In the Medicare Part D channel, the Company is required to estimate claim discounts that will be received from drug manufacturers. In each of the years 2009 through 2011, the discounts from the drug manufacturers received in the current year but related to prior year claims were higher than anticipated when the claim liability was determined.

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated Federal income tax return.

The components of income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
Income tax expense from continuing operations	$237,326	$256,274	$191,024
Income tax expense from discontinued operations	(467)	11,830	9,216
Shareholders’ equity:
Other comprehensive income (loss)	284,161	184,233	458,358
Tax basis compensation expense (from the exercise of stock options and vesting of restricted stock awards) in excess of amounts recognized for financial reporting purposes	(13,121)	(3,455)	(253)

	$507,899	$448,882	$658,345

Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2011	2010	2009
Current income tax expense	$169,500	$147,346	$147,917
Deferred income tax expense	67,826	108,928	43,107

	$237,326	$256,274	$191,024

In each of the years 2009 through 2011, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2011	%	2010	%	2009	%
Expected income taxes	$264,483	35.0%	$272,498	35.0%	$201,977	35.0%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(3,468)	(.5)	(3,371)	(.4)	(3,483)	(.6)
Tax settlements	0	0	0	0	(3,101)	(.5)
Low income housing investments	(24,258)	(3.2)	(12,900)	(1.7)	(6,038)	(1.0)
Other	569	.1	47	0	1,669	.3

Income tax expense	$237,326	31.4%	$256,274	32.9%	$191,024	33.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2011	2010
Deferred tax assets:
Fixed maturity investments	$35,670	$50,126
Carryover of tax losses	7,429	12,293
Unrealized losses	0	2,023
Other assets and other liabilities	5,509	1,352

Total gross deferred tax assets	48,608	65,794

Deferred tax liabilities:
Unrealized gains	276,591	0
Employee and agent compensation	57,136	55,781
Deferred acquisition costs	911,816	877,561
Future policy benefits, unearned and advance premiums, and policy claims	355,825	338,771

Total gross deferred tax liabilities	1,601,368	1,272,113

Net deferred tax liability	$1,552,760	$1,206,319

Torchmark’s Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). The IRS completed its examination of the Company’s 2005, 2006, and 2007 tax years during 2009. The Company recorded a $2.5 million tax benefit to reflect the results of the examination, including a reduction in its liability for uncertain tax positions relating to these years. The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2008. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

Torchmark has net operating loss carryforwards of approximately $21 million at December 31, 2011 which will begin to expire in 2025 if not otherwise used to offset future taxable income. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Torchmark’s tax liability is adjusted to include the provision for uncertain tax positions taken or expected to be taken in a tax return. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding effects of accrued interest, net of Federal tax benefits) for the years 2009 through 2011 is as follows:

	2011	2010	2009
Balance at January 1,	$875	$3,960	$8,481
Increase based on tax positions taken in current period	0	245	73
Increase related to tax positions taken in prior periods	0	280	0
Decrease related to tax positions taken in prior periods	(875)	(3,610)	(4,594)
Decrease due to settlements	0	0	0

Balance at December 31,	$0	$875	$3,960

Torchmark’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest income of $0, $124 thousand, and $1.7 million, net of Federal income tax benefits, in its Consolidated Statements of Operations for 2011, 2010, and 2009, respectively. The Company had an accrued interest receivable of $2.7 million and $4.1 million, net of Federal income tax benefits, as of 2011 and 2010, respectively. The Company had no accrued penalties at December 31, 2011 or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Pension Plans:    Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There are also two nonqualified, noncontributory supplemental benefit pension plans which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2011	$3,552	$20,952
2010	3,617	18,948
2009	3,511	17,912

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $8.6 million in 2011, $13 million in 2010, and $15 million in 2009. Torchmark estimates as of December 31, 2011 that it will contribute an amount not to exceed $20 million to these plans in 2012. The actual amount of contribution may be different from this estimate.

Torchmark has a Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is unfunded. However, life insurance policies on the lives of plan participants have been established for this plan with an unaffiliated insurance carrier. The premiums for this coverage paid in 2011 was $3.9 million and in 2010 was $1.7 million. The cash value of these policies at December 31, 2011 was $16 million and was $12 million a year earlier. Additionally, a Rabbi Trust was established for this plan in 2010 in the amount of $21 million to support the liability for this plan. An additional deposit of $5 million was added to this trust in 2011 and an investment account was established. As of December 31, 2011, the combined value of the insurance policies and the trust investments was $43 million. Because this plan is unqualified, the Rabbi Trust and the policyholder value of these policies are not included as defined benefit plan assets but as assets of the Company. The liability for this SERP at December 31, 2011 was $47 million and was $38 million a year earlier.

The other supplemental benefit pension plan is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits that an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is unfunded. Liability for this closed plan was $3 million at December 31, 2011 and $4 million at December 31, 2010. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 4—Investments under the caption Fair Value Measurements for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Pension Assets by Component at December 31, 2011

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Consumer, Non-Cyclical	$14,866			$14,866	6%
Financial	24,255			24,255	9
Industrial	11,491			11,491	5
Technology	13,184			13,184	5
General merchandise stores	8,119			8,119	3
Other	7,544			7,544	3

Total equity securities	79,459			79,459	31

Corporate bonds	6,661	$153,098		159,759	62
Other bonds	0	348		348	0
Guaranteed annuity contract	0	12,745		12,745	5
Short-term investments	3,767	0		3,767	1
Other	1,989	0		1,989	1

Grand Total	$91,876	$166,191	$0	$258,067	100%

Pension Assets by Component at December 31, 2010
	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Consumer, Non-Cyclical	$14,932			$14,932	6%
Financial	29,692			29,692	13
Industrial	11,303			11,303	5
Technology	10,643			10,643	4
Other	1,339			1,339	1

Total equity securities	67,909			67,909	29

Corporate bonds	9,637	$122,946	$3,184	135,767	57
Other bonds	0	772		772	0
Guaranteed annuity contract	0	10,959		10,959	5
Short-term investments	19,484	0		19,484	8
Other	2,002	0		2,002	1

Grand Total	$99,032	$134,677	$3,184	$236,893	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Torchmark’s investment objectives for its plan assets include preservation of capital, preservation of purchasing power, and long-term growth. Torchmark seeks to preserve capital through investments made in high quality securities with adequate diversification by issuer and industry sector to minimize risk. The portfolio is monitored continuously for changes in quality and diversification mix. The preservation of purchasing power is intended to be accomplished through asset growth, exclusive of contributions and withdrawals, in excess of the rate of inflation. Torchmark intends to maintain investments that when combined with future plan contributions will produce adequate long-term growth to provide for all plan obligations. The Company’s expectation for the portfolio is to achieve a compound total rate of return of 3% in excess of the inflation rate, to be reviewed on a three-year basis. It is also Torchmark’s objective that the portfolio’s investment return will meet or exceed the return of a balanced market index.

The majority of the securities in the portfolio are highly marketable so that there will be adequate liquidity to meet projected payments. There are no specific policies calling for asset durations to match those of benefit obligations.

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). There is also a guaranteed annuity contract to fund the obligations of the American Income Pension Plan. The assets are to be invested in a mix of equity and fixed income investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. Equities include common and preferred stocks, securities convertible into equities, mutual funds that invest in equities, and other equity-related investments. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with maturities less than one year and invested cash. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2011, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturities during the three years ending December 31, 2011.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2011	2010
Discount Rate	5.09%	5.77%
Rate of Compensation Increase	4.04	4.00

For Periodic Benefit Cost for the Year:	2011	2010	2009
Discount Rate	5.77%	6.31%	6.31%
Expected Long-Term Returns	7.24	7.24	7.95
Rate of Compensation Increase	4.00	3.79	3.84

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

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2011	2010	2009
Service cost—benefits earned during the period	$9,277	$8,174	$7,571
Interest cost on projected benefit obligation	16,106	15,392	14,490
Expected return on assets	(16,068)	(15,025)	(15,577)
Net amortization	11,637	10,407	11,428

Net periodic pension cost	$20,952	$18,948	$17,912

An analysis of the impact on other comprehensive income (loss) concerning pensions is as follows:

	2011	2010	2009
Balance at January 1	$(105,903)	$(93,674)	$(121,704)

Amortization of:
Prior service cost	2,080	2,098	2,060
Net actuarial (gain) loss	10,071	8,766	9,166
Transition obligation	(5)	(7)	(7)

Total amortization	12,146	10,857	11,219

Experience gain(loss)	(24,653)	(23,086)	16,811

Balance at December 31	$(118,410)	$(105,903)	$(93,674)

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

	Pension Benefits For the year ended December 31,
	2011	2010
Changes in benefit obligation:
Obligation at beginning of year	$285,560	$242,159
Service cost	9,277	8,174
Interest cost	16,106	15,392
Actuarial loss (gain)	34,515	34,029
Benefits paid	(13,849)	(14,194)

Obligation at end of year	331,609	285,560

Changes in plan assets:
Fair value at beginning of year	236,893	211,877
Return on assets	26,439	26,576
Contributions	8,584	12,634
Benefits paid	(13,849)	(14,194)

Fair value at end of year	258,067	236,893

Funded status at year end	$(73,542)	$(48,667)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$111,964	$97,382
Prior service cost	6,446	8,526
Transition obligation	0	(5)

Net amounts recognized at year end	$118,410	$105,903

The portion of other comprehensive income that is expected to be reflected in pension expense in 2012 is as follows:

Amortization of prior service cost	$2,063
Amortization of net loss (gain)	12,175
Amortization of transition obligation	0

Total	$14,238

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $263 million and $228 million at December 31, 2011 and 2010, respectively. In the unfunded plans, the ABO was $39 million and $32 million at December 31, 2011 and 2010, respectively.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2011. These estimates use the same assumptions that measure the benefit obligation at December 31, 2011, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2012	$13,921
2013	14,890
2014	15,755
2015	16,689
2016	17,692
2017-2020	105,596

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2011	2010	2009
Service cost	$919	$728	$641
Interest cost on benefit obligation	999	970	947
Expected return on plan assets	0	0	0
Amortization of prior service cost	0	0	0
Recognition of net actuarial (gain) loss	(815)	(583)	283

Net periodic postretirement benefit cost	$1,103	$1,115	$1,871

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded, funded status is equivalent to the accrued benefit liability.

	Benefits Other Than Pensions For the year ended December 31,
	2011	2010
Changes in benefit obligation:
Obligation at beginning of year	$16,889	$16,340
Service cost	919	728
Interest cost	999	970
Actuarial loss (gain)	638	(583)
Benefits paid	(437)	(566)

Obligation at end of year	19,008	16,889

Changes in plan assets:
Fair value at beginning of year	0	0
Return on assets	0	0
Contributions	437	566
Benefits paid	(437)	(566)

Fair value at end of year	0	0

Funded status at year end	$(19,008)	$(16,889)

Amounts recognized in accumulated other comprehensive income:
Net loss*	$1,453	$0

Net amounts recognized at year end	$1,453	$0

*	The net loss for benefit plans other than pensions reduces other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2011	2010
Discount Rate	5.09%	5.77%
Rate of Compensation Increase	3.50	4.50

For Periodic Benefit Cost for the Year:
	2011	2010	2009
Discount Rate	5.77%	6.60%	6.60%
Rate of Compensation Increase	4.50	4.50	4.50

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation not involving cash	$14,954	$11,848	$9,860
Commitments for low-income housing interests	36,722	137,817	50,789
Capitalized investment income	5,321	6,517	7,345

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2011	2010	2009
Interest paid	$75,653	$76,911	$71,288
Income taxes paid	188,510	195,172	87,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

				As of December 31,
				2011				2010
Instrument	Annual Percentage Rate	Issue Date	Periodic Interest Payments Due	Outstanding Principle (Par Value)	Outstanding Principle (Book Value)	Outstanding Principle (Fair Value)		Outstanding Principle (Book Value)
Notes, due 5/15/23(1)(2)	7.875%	5/93	5/15 & 11/15	$165,612	$163,344	$195,654		$163,227
Notes, due 8/1/13(1)(2)	7.375%	7/93	2/1 & 8/1	94,050	93,823	100,302		93,700
Senior Notes, due 6/15/16(1)(8)	6.375%	6/06	6/15 & 12/15	250,000	247,875	275,910		247,477
Senior Notes, due 6/15/19(1)(8)	9.250%	6/09	6/15 & 12/15	292,647	289,661	375,276		289,397
Issue Expenses(3)				0	(4,132)	0		(4,158)

Subtotal long-term debt				802,309	790,571	947,142		789,643

Junior Subordinated
Debentures due 6/1/46(4)(5)	7.100%	6/06	quarterly(6)	123,711	123,711	122,208	(7)	123,711

Total funded debt				926,020	914,282	1,069,350		913,354

Commercial Paper(9)				225,000	224,842	224,842		198,875

				$1,151,020	$1,139,124	$1,294,192		$1,112,229

(1)	All securities other than the Junior Subordinated Debentures have equal priority with one another.
(2)	Not callable.
(3)	Unamortized issue expenses related to Trust Preferred Securities.
(4)	Junior Subordinated Debentures are classified as “Due to affiliates” and are junior to other securities in priority of payment.
(5)	Callable anytime
(6)	Quarterly payments on the first day of March, June, Sept., and Dec.
(7)	Fair value of Trust Preferred Securities.
(8)	Callable subject to “make-whole” premium.
(9)	Classified as short-term debt.

The amount of debt that becomes due during each of the next five years is: 2012—$225 million; 2013—$94 million; 2014—$0; 2015—$0; 2016—$250 million and thereafter—$582 million.

Funded debt:    During 2006, Torchmark established Torchmark Capital Trust III (Trust III) to facilitate the public offering of 4.8 million shares of $25 par value Trust Preferred Securities. Trust III completed the offering for total proceeds of $120 million. It then exchanged $3.7 million of its common stock and the $120 million of proceeds from the offering for $124 million of Torchmark Junior Subordinated Debentures, due June 1, 2046. Trust III pays quarterly dividends on the Trust Preferred Securities at an annual rate of 7.1%, and receives quarterly payments at the same annual rate from Torchmark on the Junior Subordinated Debentures. All payments due to be paid by Trust III on the Trust Preferred Securities are guaranteed by Torchmark (see Note 15). The securities are redeemable on June 1, 2046. They are callable by Trust III at any time.

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

Torchmark carries its 7.1% Junior Subordinated Debentures due to Trust III as a liability under the caption “Due to Affiliates” on its Consolidated Balance Sheets. Expenses related to the offering reduce long-term debt and are amortized over the forty-year redemption period.

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

Commercial Paper:    In December, 2010, Torchmark entered into a credit facility with a group of lenders allowing unsecured borrowings and stand-by letters of credit up to $600 million. The facility includes a provision which allows Torchmark to increase the facility limit by $200 million if certain conditions are met. The Company also has the ability to request up to $250 million in letters of credit to be issued against the facility. The agreement is set to terminate on January 7, 2015. The credit facility is further designated as a back-up credit line for a commercial paper program, where Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility limit less any letters of credit issued. Interest is charged at variable rates. At December 31, 2011, Torchmark had $225 million face amount ($225 million carrying amount) of commercial paper outstanding, $198 million of letters of credit issued, and no borrowings under the line of credit. During 2011, the short term borrowings under the facility averaged approximately $206 million, and were made at an average yield of .4%, compared with an average balance of $196 million and also at an average yield of .4% a year earlier. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire facility.There is also an issuance fee for letters of credit issued. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2011 and throughout the three-year period ended December 31, 2011. Borrowings on the credit facilities are reported as short-term debt on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock*
	Issued	Treasury Stock	Issued	Treasury Stock
2009:
Balance at January 1, 2009	0	0	128,812,123	(1,750,651)
Grants of restricted stock				115,060
Issuance of common stock due to exercise of stock options				189,258
Treasury stock acquired				(3,104,700)
Retirement of treasury stock			(3,000,000)	3,000,000

Balance at December 31, 2009	0	0	125,812,123	(1,551,033)
2010:
Grants of restricted stock				121,923
Forfeitures of restricted stock				(10,621)
Issuance of common stock due to exercise of stock options				1,273,598
Treasury stock acquired				(6,781,364)
Retirement of treasury stock			(6,000,000)	6,000,000

Balance at December 31, 2010	0	0	119,812,123	(947,497)
2011:
Grants of restricted stock				173,553
Forfeitures of restricted stock				(7,153)
Issuance of common stock due to exercise of stock options				4,829,892
Treasury stock acquired				(23,281,453)
Retirement of treasury stock			(7,500,000)	7,500,000

Balance at December 31, 2011	0	0	112,312,123	(11,732,658)

*	Retroactively adjusted for stock split described in Note 1

Acquisition of Common Shares:    Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Torchmark suspended its share repurchase program temporarily from the first quarter of 2009 until the first quarter of 2010 because of uncertain economic conditions. Share repurchases under this program were 18.9 million shares at a cost of $788 million in 2011, 5.7 million shares at a cost of $204 million in 2010, and 3.1 million shares at a cost of $47 million in 2009. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. Shares repurchased for dilution purposes were 4.4 million shares at a cost of $185 million in 2011, 1.1 million shares at a cost of $42 million in 2010, and 30 thousand shares at a cost of $869 thousand in 2009.

Retirement of Treasury Stock:    Torchmark retired 7.5 million shares of treasury stock in 2011, 6 million in 2010, and 3 million in 2009.

Restrictions:    Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of prior year statutory net income excluding realized capital gains on an annual noncumulative basis, or 10% of prior year surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. In 2011, subsidiaries of Torchmark paid $769 million in dividends to the parent company, including $305 million available from the proceeds from the sale of United Investors. During 2012, a maximum amount of $470 million is expected to be available to Torchmark in dividends and transfers from subsidiaries without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity (continued)

Earnings Per Share:    A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows, retroactively adjusted for the three-for-two stock split:

	2011	2010	2009
Basic weighted average shares outstanding	108,278,113	122,009,228	124,550,384
Weighted average dilutive options outstanding	1,537,277	1,114,110	0

Diluted weighted average shares outstanding	109,815,390	123,123,338	124,550,384

Stock options to purchase 3.5 million shares, 10.3 million shares, and 14.1 million shares, during the years 2011, 2010, and 2009, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 13—Stock-Based Compensation

All share and per share amounts within this note have been retroactively adjusted for the three-for-two stock split.

Certain employees, directors, and consultants have been granted fixed equity options to buy shares of Torchmark stock at the market value of the stock on the date of grant, under the provisions of the Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which ranges from seven to eleven years. Employee and consultant stock options generally vest one-half in two years and one-half in three years. Director grants generally vest in six months. Stock options awarded in connection with compensation deferrals by certain directors and executives generally vest over a range of ten years. Beginning in 2011, with the approval by Shareholders of the Torchmark Corporation 2011 Incentive Plan, some employee grants vest one-fourth over two years and the remaining three-fourths vest one-fourth over each of the next three years. All employee options vest immediately upon retirement on or after the attainment of age 65. Torchmark generally issues shares for the exercise of stock options from treasury stock. The Company generally uses the proceeds from option exercises to buy shares of Torchmark common stock in the open market to reduce the dilution from option exercises.

An analysis of shares available for grant is as follows:

	Available for Grant
	2011	2010	2009
Balance at January 1	255,263	1,724,540	3,205,209
Approval of Torchmark Corporation 2011 Incentive Plan*	7,950,000
Cancellation of available shares from prior plans	(229,333)	0	0
Expired and forfeited during year	0	26,269	37,500
Options granted during year	(1,338,013)	(1,358,175)	(1,393,275)
Restricted stock granted under the Torchmark Corporation 2011 Incentive Plan (counted as 3.1 options per grant)*	(519,558)
Restricted stock and restricted stock units granted during the year under previous plans	(19,017)	(137,371)	(124,894)

Balance at December 31	6,099,342	255,263	1,724,540

* Plan allows for grant of restricted stock such that each stock grant reduces 3.1 options available for grant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

A summary of stock compensation activity for each of the years in the three years ended December 31, 2011 is presented below:

	2011	2010	2009
Stock-based compensation expense recognized*	$14,954	$11,848	$9,860
Tax benefit recognized	5,234	4,147	3,451
Weighted-average grant-date fair value of options granted	15.48	10.35	3.67
Intrinsic value of options exercised	40,991	12,102	1,088
Cash received from options exercised	162,613	37,863	4,430
Actual tax benefit received from exercises	14,347	4,236	381

* No stock-based compensation expense was capitalized in any period.

An analysis of option activity for each of the three years ended December 31, 2011 is as follows:

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	15,185,729	$34.09	15,509,978	$34.04	14,581,461	$35.60
Granted	1,338,013	44.37	1,358,175	30.86	1,393,275	16.03
Exercised	(4,829,892)	33.67	(1,273,598)	29.73	(189,258)	23.41
Expired and forfeited	(73,425)	39.17	(408,826)	35.05	(275,500)	32.88
Adjustment due to 7/1/11 stock split	(32)	32.96	0	0.00	0	0.00

Outstanding-end of year	11,620,393	$35.42	15,185,729	$34.09	15,509,978	$34.04

Exercisable at end of year	8,265,818	$36.28	11,830,076	$36.10	12,384,363	$34.98

A summary of restricted stock and restricted stock units granted during each of the years in the three year period ended December 31, 2011 is presented in the table below. Restricted stock holders are entitled to dividends on the stock and holders of restricted stock units are entitled to dividend equivalents. Executive grants vest over five years and director grants vest over six months.

	2011	2010	2009
Executives restricted stock:
Shares	167,250	112,500	113,250
Price per share	$44.39	$30.87	$15.67
Aggregate value	$7,424	$3,473	$1,774
Percent vested as of 12/31/11	0%	20%	40%

Directors restricted stock:
Shares	6,303	9,423	1,810
Price per share	$40.45	$30.85	$29.93
Aggregate value	$255	$291	$54
Percent vested as of 12/31/11	100%	100%	100%

Directors restricted stock units (including dividend equivalents):
Shares	13,063	15,443 *	9,831
Price per share	$40.49	$29.95	$29.76
Aggregate value	$529	$463	$293
Percent vested as of 12/31/11	100%	100%	100%

* 2,013 shares at $29.84 per share were later forfeited in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of unvested restricted stock is as follows:

	Executives Restricted Stock	Directors Restricted Stock	Total

2009:
Balance at January 1, 2009	117,450	0	117,450
Grants	113,250	1,810	115,060
Restriction lapses	(27,450)	(1,810)	(29,260)

Balance at December 31, 2009	203,250	0	203,250

2010:
Grants	112,500	9,423	121,923
Restriction lapses	(71,100)	(9,423)	(80,523)
Forfeitures	(7,500)	0	(7,500)

Balance at December 31, 2010	237,150	0	237,150

2011:
Grants	167,250	6,303	173,553
Restriction lapses	(72,600)	(6,303)	(78,903)
Forfeitures	(4,800)	0	(4,800)

Balance at December 31, 2011	327,000	0	327,000

Restricted stock units outstanding at each of the year ends 2011, 2010, and 2009, were 42,938, 29,872, and 14,426, respectively. Restricted stock units are only available to directors, and are not converted to shares until the director’s retirement, death, or disability. There were no unvested director restricted shares outstanding at the end of any of the years 2009 through 2011. Director restricted stock and restricted stock units are generally granted on the first working day of the year and vest in six months. Dividend equivalents are earned on restricted stock units only. They are granted in the form of additional restricted stock units and vest immediately upon grant.

Additional information about Torchmark’s stock-based compensation as of December 31, 2011 and 2010 is as follows:

	2011	2010
Outstanding options:
Weighted-average remaining contractual term (in years)	2.95	2.85
Aggregate intrinsic value	$94,270	$94,086

Exercisable options:
Weighted-average remaining contractual term (in years)	1.89	2.16
Aggregate intrinsic value	$59,097	$49,810

Unrecognized compensation*	$30,299	$17,077
Weighted average period of expected recognition (in years)*	1.68	1.33

*	Includes restricted stock

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2011	2010
Number of shares outstanding	3,354,575	3,355,653
Weighted-average exercise price (per share)	$33.30	$27.01
Weighted-average remaining contractual term (in years)	5.55	5.28
Aggregate intrinsic value	$35,173	$44,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

Torchmark expects that substantially all unvested options will vest.

The following table summarizes information about stock options outstanding at December 31, 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.67 - $15.67	1,086,231	4.13	$15.67	431,969	$15.67
22.03 - 30.40	1,244,673	1.85	28.49	1,226,486	28.50
30.87 - 36.33	1,401,238	4.86	31.11	71,188	35.51
36.51 - 36.51	1,859,229	0.34	36.51	1,859,229	36.51
36.70 - 37.20	1,005,845	1.05	37.00	994,084	37.00
37.49 - 40.45	1,134,413	2.97	37.69	1,125,948	37.68
41.79 - 41.79	1,270,873	3.13	41.79	1,270,873	41.79
42.47 - 43.06	1,130,041	1.99	42.78	1,130,041	42.78
44.39 - 45.45	1,487,850	6.32	44.50	156,000	45.45

$15.67 - $45.45	11,620,393	2.95	$35.42	8,265,818	$36.28

No equity awards were cash settled during the three years ended December 31, 2011.

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

Torchmark Corporation

Premium Income By Distribution Channel

	For the Year 2011
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$22,846	1	$306,490	33	$608	100	$329,944	12
Liberty National Exclusive	288,308	17	290,107	31			578,415	22
American Income Exclusive	607,914	35	80,119	9			688,033	26
Direct Response	593,650	35	57,067	6			650,717	25
Medicare Part D			196,710	21			196,710	7
Other	213,526	12					213,526	8

	$1,726,244	100	$930,493	100	$608	100	$2,657,345	100

	For the Year 2010
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$25,534	1	$314,524	32	$638	100	$340,696	13
Liberty National Exclusive	294,587	18	331,056	34			625,643	24
American Income Exclusive	560,649	34	79,059	8			639,708	24
Direct Response	566,604	34	54,328	5			620,932	23
Medicare Part D			208,970	21			208,970	8
Other	216,325	13					216,325	8

	$1,663,699	100	$987,937	100	$638	100	$2,652,274	100

	For the Year 2009
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$28,498	2	$326,442	32	$541	100	$355,481	14
Liberty National Exclusive	298,485	19	388,522	38			687,007	26
American Income Exclusive	507,899	32	75,097	7			582,996	22
Direct Response	536,878	33	46,555	5			583,433	22
Medicare Part D			183,586	18			183,586	7
Other	220,093	14					220,093	9

	$1,591,853	100	$1,020,202	100	$541	100	$2,612,596	100

Because of the nature of the life insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark’s business is conducted in the United States, primarily in the Southeastern and Southwestern regions.

The measure of profitability established by the chief operating decision maker for insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists of premium, less net policy obligations, acquisition expenses, and commissions. Interest credited to net policy liabilities (reserves less deferred acquisition costs) is reflected as a component of the Investment segment in order to match this cost to the investment earnings from the assets supporting the net policy liabilities.

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

	For the Year 2011
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,726,244	$930,493	$608				$(1,027	)(1)	$2,656,318
Net investment income				$707,041			(14,013	)(2,5)	693,028
Other income					$2,507		(356	)(4)	2,151

Total revenue	1,726,244	930,493	608	707,041	2,507		(15,396)		3,351,497
Expenses:
Policy benefits	1,118,909	632,847	42,547				(1,027	)(1)	1,793,276
Required interest on net reserves	(458,029)	(36,729)	(57,040)	551,798					0
Amortization of acquisition costs	503,649	123,442	12,688	(214,998)					424,781
Commissions and premium tax	75,480	48,942	68				(356	)(4)	124,134
Insurance administrative expense(3)					159,109		19,880	(6,7,8)	178,989
Parent expense						$7,693			7,693
Stock-based compensation expense						14,954			14,954
Interest expense				77,644			264	(2)	77,908

Total expenses	1,240,009	768,502	(1,737)	414,444	159,109	22,647	18,761		2,621,735

Sub total	486,235	161,991	2,345	292,597	(156,602)	(22,647)	(34,157)		729,762
Non operating items							19,880	(6,7,8)	19,880
Amortization of low-income housing interests							14,277	(5)	14,277

Measure of segment profitability (pretax)	$486,235	$161,991	$2,345	$292,597	$(156,602)	$(22,647)	$0		763,919

Deduct applicable income taxes									(249,495)

Segment profits after tax									514,424

Add back income taxes applicable to segment profitability									249,495
Add (deduct) realized investment gains (losses)									25,904
Deduct amortization of low-income housing(5)									(14,277)
Deduct state administrative settlement expense(6)									(6,901)
Deduct loss on sale of equipment(7)									(979)
Deduct litigation expense(8)									(12,000)

Pretax income per Consolidated Statement of Operations									$755,666

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing interests.
(6)	State administrative settlement expense.
(7)	Loss on sale of equipment.
(8)	Litigation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2010
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,663,699	$987,937	$638				$(516	)(1)	$2,651,758
Net investment income				$685,253			(8,889	)(2,5)	676,364
Other income					$2,834		(664	)(4)	2,170

Total revenue	1,663,699	987,937	638	685,253	2,834		(10,069)		3,330,292
Expenses:
Policy benefits	1,082,423	669,707	41,430				(516	)(1)	1,793,044
Required interest on net reserves	(434,319)	(35,368)	(51,996)	521,683					0
Amortization of acquisition costs	487,770	130,238	9,722	(208,840)					418,890
Commissions and premium tax	72,559	53,301	134				(664	)(4)	125,330
Insurance administrative expense(3)					155,615				155,615
Parent expense						$8,809			8,809
Stock-based compensation expense						11,848			11,848
Interest expense				75,265			264	(2)	75,529

Total expenses	1,208,433	817,878	(710)	388,108	155,615	20,657	(916)		2,589,065

Subtotal	455,266	170,059	1,348	297,145	(152,781)	(20,657)	(9,153)		741,227
Amortization of low-income housing interests							9,153	(5)	9,153

Measure of segment profitability (pretax)	$455,266	$170,059	$1,348	$297,145	$(152,781)	$(20,657)	$0		750,380

Deduct applicable income taxes									(252,357)

Segment profits after tax									498,023

Add back income taxes applicable to segment profitability									252,357
Add (deduct) realized investment gains (losses)									37,340
Deduct amortization of low-income housing(5)									(9,153)

Pretax income per Consolidated Statement of Operations									$778,567

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing interests, previously considered a reduction of consolidated pretax segment profitability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2009
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,591,853	$1,020,202	$541				$(2,491	)(1)	$2,610,105
Net investment income				$632,276			264	(2)	632,540
Other income					$2,914		(994	)(4)	1,920

Total revenue	1,591,853	1,020,202	541	632,276	2,914		(3,221)		3,244,565
Expenses:
Policy benefits	1,040,248	679,810	35,762				(2,491	)(1)	1,753,329
Required interest on net reserves	(410,917)	(34,243)	(41,840)	487,000					0
Amortization of acquisition costs	462,837	147,151	6,040	(200,042)					415,986
Commissions and premium tax	72,273	57,074	267				(994	)(4)	128,620
Insurance administrative expense(3)					150,325		355	(5)	150,680
Parent expense						$9,590			9,590
Stock-based compensation expense						9,860			9,860
Interest expense				69,668			264	(2)	69,932

Total expenses	1,164,441	849,792	229	356,626	150,325	19,450	(2,866)		2,537,997

Subtotal	427,412	170,410	312	275,650	(147,411)	(19,450)	(355)		706,568
Nonoperating items							355	(5)	355

Measure of segment profitability (pretax)	$427,412	$170,410	$312	$275,650	$(147,411)	$(19,450)	$0		706,923

Deduct applicable income taxes									(238,153)

Segment profits after tax									468,770

Add back income taxes applicable to segment profitability									238,153
Add (deduct) realized investment gains (losses) and impairments									(129,492)
Deduct loss on Company-occupied property(5)									(355)

Pretax income per Consolidated Statement of Operations									$577,076

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Loss on Company-occupied property.

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

Analysis of Profitability by Segment

	2011	2010*	2009	2011 Change	%	2010 Change	%
Life insurance underwriting margin	$486,235	$455,266	$427,412	$30,969	7	$27,854	7
Health insurance underwriting margin	161,991	170,059	170,410	(8,068)	(5)	(351)	0
Annuity underwriting margin	2,345	1,348	312	997		1,036
Other insurance:
Other income	2,507	2,834	2,914	(327)	(12)	(80)	(3)
Administrative expense	(159,109)	(155,615)	(150,325)	(3,494)	2	(5,290)	4
Excess investment income	292,597	297,145	275,650	(4,548)	(2)	21,495	8
Corporate and adjustments	(22,647)	(20,657)	(19,450)	(1,990)	10	(1,207)	6

Pre-tax total	763,919	750,380	706,923	13,539	2	43,457	6
Applicable taxes	(249,495)	(252,357)	(238,153)	2,862	(1)	(14,204)	6

After-tax total, before discontinued operations	514,424	498,023	468,770	16,401	3	29,253	6
Discontinued operations (after tax)	0	27,932	26,810	(27,932)		1,122	4

Total	514,424	525,955	495,580	(11,531)	(2)	30,375	6
Realized gains (losses)—investments (after tax)	16,838	24,270	(85,345)	(7,432)		109,615
Realized gains (losses)—discontinued operations (after tax)	0	1,852	(7,909)	(1,852)		9,761
Loss on disposal of discontinued operations (after tax)	(455)	(35,013)	0	34,558		(35,013)
Tax settlements (after tax)	0	0	2,858	0		(2,858)
Cost of legal settlements (after tax)	(7,800)	0	0	(7,800)		0
State administrative settlement (after tax)	(4,486)	0	0	(4,486)		0
Loss on Company-occupied property (after tax)	0	0	(231)	0		231
Loss on sale of equipment (after tax)	(636)	0	0	(636)		0

Net income	$517,885	$517,064	$404,953	$821	0	$112,111	28

*	During 2011, management changed the definition of total segment profits before tax to exclude the amortization of low-income housing interests, which management views as a tax expense. Accordingly, the 2010 total segment profits before tax and applicable tax amount have been updated for comparison purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain deferred acquisition costs (including the value of insurance purchased). The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase based on the excess of cost over the fair value of assets acquired for the benefit of that segment. All other assets, representing approximately 4% of total assets, are included in the other category. The table below reconciles segment assets to total assets as reported in the consolidated financial statements.

Assets by Segment

	At December 31, 2011
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$12,437,699		$12,437,699
Accrued investment income				192,325		192,325
Deferred acquisition costs	$2,929,739	$520,685	$34,427			3,484,851
Goodwill	309,609	87,282				396,891
Other assets					$644,625	644,625

Total assets	$3,239,348	$607,967	$34,427	$12,630,024	$644,625	$17,156,391

	At December 31, 2010
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$11,563,656		$11,563,656
Accrued investment income				183,861		183,861
Deferred acquisition costs	$2,803,095	$548,436	$54,804			3,406,335
Goodwill	309,609	87,282				396,891
Other assets					$609,019	609,019

Total assets	$3,112,704	$635,718	$54,804	$11,747,517	$609,019	$16,159,762

Other Balances by Segment

	At December 31, 2011
	Life	Health	Annuity	Consolidated
Future policy benefits	$7,697,108	$589,441	$1,285,708	$9,572,257
Unearned and advance premium	16,965	52,574		69,539
Policy claims and other benefits payable	118,737	103,517		222,254

Total	$7,832,810	$745,532	$1,285,708	$9,864,050

	At December 31, 2010
	Life	Health	Annuity	Consolidated
Future policy benefits	$7,318,283	$570,775	$1,260,973	$9,150,031
Unearned and advance premium	17,343	56,822		74,165
Policy claims and other benefits payable	121,000	100,598		221,598

Total	$7,456,626	$728,195	$1,260,973	$9,445,794

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies

Reinsurance:    Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented .5% of total life insurance in force at December 31, 2011. Insurance ceded on life and accident and health products represented .3% of premium income for 2011. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 3.0% of life insurance in force at December 31, 2011 and reinsurance assumed on life and accident and health products represented 1.2% of premium income for 2011.

Leases:    Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $4.8 million in 2011, $4.9 million in 2010, and $4.9 million in 2009. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2011 were as follows: 2012, $2.7 million; 2013, $2.4 million; 2014, $2.0 million; 2015, $2.0 million; 2016, $1.4 million and in the aggregate, $13.2 million.

Low-Income Housing Tax Credit Interests:    As described in Note 1, Torchmark has $293 million invested in entities which provide certain tax benefits. As of December 31, 2011, Torchmark remained obligated under these commitments for $109 million, of which $85 million is due in 2012, $21 million in 2013, $2 million in 2014, and $1 million thereafter.

Concentrations of Credit Risk:    Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2011, the investment portfolio, at fair value, consisted of the following:

Investment-grade corporate securities	80%
Securities of state and municipal governments	11
Below-investment-grade securities	5
Policy loans, which are secured by the underlying insurance policy values	3
Other fixed maturities, equity securities, mortgages, real estate, other long-term investments, and short-term investments	1

100%

As of December 31, 2011, securities of state and municipal governments represented 11% of invested assets at fair value. Such investments are made throughout the U.S. At year-end 2011, 5% or more of the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (34%), Ohio (8%), Washington (7%), and Alabama (5%). Otherwise, there was no significant concentration within any given state.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

Corporate debt and equity investments are made in a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio at December 31, 2011, based on fair value:

Insurance	18%
Electric utilities and services	17%
Banks	12%
Oil and gas extraction	6%
Pipelines	6%
Mining	4%
Transportation	3%
Chemicals	3%
Telecommunications	3%
Diversified financial services	2%

At year-end 2011, 5% of invested assets at fair value was represented by fixed maturities rated below investment grade (BB or lower as determined by the weighted average of available ratings from rating services). Par value of these investments was $787 million, amortized cost was $701 million, and fair value was $579 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Collateral Requirements:    Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees:    At December 31, 2011, Torchmark had in place four guarantee agreements, all of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2011, Torchmark had no liability with respect to these guarantees.

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

Letters of Credit:    Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2015. The maximum amount of letters of credit available is $250 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2011, $198 million of letters of credit were outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

Equipment leases:    Torchmark has guaranteed performance of a subsidiary as lessee under two leasing arrangements for aviation equipment. One of the leases commenced in 2003 for a lease term of approximately 10 years and the other was entered into in 2009 also for 10 years. Torchmark has certain renewal and early termination options under the first lease. At December 31, 2011, total remaining undiscounted payments under the leases were approximately $8 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), United American was named as a defendant in purported class action litigation originally filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation-wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy (Form HSXC) and an individual supplemental term life insurance policy (Form RT85) from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between January 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs assert claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs seek actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification and subsequently filed its appellate brief on April 8, 2010. On December 2, 2010, the Arkansas Supreme Court affirmed the lower court’s decision to certify the class. On January 6, 2012, the parties agreed in principal to settle the case. On January 11, 2012, the Court ordered the continuation of the trial, previously set to commence on January 17, 2012, pending notice to the class and the Court’s consideration of the agreed-upon settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

On March 15, 2011, purported class action litigation was filed against American Income and Torchmark in the District Court for the Northern District of Ohio (Fitzhugh v. American Income Life Insurance Company and Torchmark Corporation, Case No. 1:11-cv-00533). The plaintiff, a formerly independently contracted American Income agent, alleges that American Income intentionally misclassified its agents as independent contractors rather than as employees in order to escape minimum wage and overtime requirements of the Fair Labor Standards Act, as well as to avoid payroll taxes, workers compensation premiums and other benefits required to be provided by employers. Monetary damages in the amount of unpaid compensation plus liquidated damages and/or prejudgment interest as well as injunctive and/or declaratory relief is sought by the plaintiff on behalf of the purported class. On November 3, 2011, the Court granted American Income’s motion to compel arbitration and dismissed the case. Plaintiffs have appealed this decision.

Torchmark subsidiary, United American was named as defendant in purported class action litigation filed on May 31, 2011 in Cross County Arkansas Circuit Court (Kennedy v. United American Insurance Company (Case # CV-2011-84-5). In the litigation, filed on behalf of a proposed nationwide class of owners of certain limited hospital and surgical expense benefit policies from United American, the plaintiff alleged that United American breached the policy by failing and/or refusing to pay benefits for the total number of days an insured is confined to a hospital and by limiting payment to the number of days for which there are incurred hospital room charges rather than also including benefits for services and supplies. Claims for unjust enrichment, breach of contract, bad faith refusal to pay first party benefits, breach of the implied duty of good faith and fair dealing, bad faith, and violation of the Arkansas Deceptive Trade Practices Act were initially asserted. The plaintiff sought declaratory relief, restitution and/or monetary damages, punitive damages, costs and attorneys fees. In September 2011, the plaintiff dismissed all causes of action, except for the breach of contract claim.

On November 14, 2011, plaintiff filed an amended complaint based upon the same facts asserting only breach of contract claims on behalf of a purported nationwide restitution/monetary relief class or, in the first alternative, a purported multiple-state restitution/monetary relief class or, in the second alternative, a purported Arkansas statewide restitution/monetary relief class. Restitution and/or monetary relief for United American’s alleged breaches of contract, costs, attorney’s fees and expenses, expert fees, prejudgment interest and other relief are sought on behalf of the plaintiff and members of the class. On December 7, 2011, United American filed a Motion to Dismiss the plaintiff’s amended complaint and on January 11, 2012, plaintiff filed a response thereto. Discovery has commenced and is ongoing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2011. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2011:
Premium and policy charges	$679,901	$672,350	$650,525	$653,542
Net investment income	171,647	173,104	173,491	174,786
Realized investment gains(losses)	(22,723)	31,272	12,600	4,755
Total revenues	829,272	877,334	837,241	833,554
Policy benefits	464,127	454,694	438,774	435,681
Amortization of acquisition expenses	107,788	106,752	104,804	105,437
Pretax Income from continuing operations	155,812	218,528	198,822	182,504
Income from continuing operations	106,132	148,940	136,911	126,357
Income from discontinued operations	(599)	0	144	0
Net income	105,533	148,940	137,055	126,357
Basic net income per common share*
Continuing operations	0.91	1.34	1.31	1.25
Discontinued operations	(0.01)	0.00	0.00	0.00
Total basic net income per share	0.90	1.34	1.31	1.25
Diluted net income per common share*
Continuing operations	0.89	1.32	1.30	1.23
Discontinued operations	0.00	0.00	0.00	0.00
Total diluted net income per share	0.89	1.32	1.30	1.23

2010:
Premium and policy charges	$670,944	$669,569	$657,827	$653,418
Net investment income	167,111	170,612	172,337	166,304
Realized investment gains(losses)	7,261	(5,002)	8,045	27,036
Total revenues	845,678	835,895	838,888	847,171
Policy benefits	468,934	454,177	433,514	436,419
Amortization of acquisition expenses	109,602	104,851	104,045	100,392
Pretax income from continuing operations	174,054	180,720	208,313	215,480
Income from continuing operations	115,393	119,848	138,097	148,955
Income from discontinued operations	6,283	6,201	(23,566)	5,853
Net income	121,676	126,049	114,531	154,808
Basic net income per common share*
Continuing operations	0.93	0.97	1.14	1.24
Discontinued operations	0.05	0.05	(0.19)	0.05
Total basic net income per share	0.98	1.02	0.95	1.29
Diluted net income per common share*
Continuing operations	0.92	0.97	1.13	1.23
Discontinued operations	0.05	0.05	(0.19)	0.05
Total diluted net income per share	0.97	1.02	0.94	1.28

*	Basic and diluted net income per share by quarter may not add to per share income on a year-to-date basis due to share weighting and rounding.

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

As of the end of the fiscal year completed December 31, 2011, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the quarter ended December 31, 2011, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2011. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Mark S. McAndrew
Mark S. McAndrew Chief Executive Officer

/s/ Gary L. Coleman
Gary L. Coleman Executive Vice President and Chief Financial Officer

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark’s internal control over financial reporting based on our audit.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of Torchmark and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2012

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Directors and Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics,” “Director Qualification Standards,” “Procedures for Director Nominations by Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2012 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11.    Executive Compensation

Information required by this item is incorporated by reference from the sections entitled Executive Compensation, “Compensation Committee Report” and “Compensation Committee interlocks and insider participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information As of December 31, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	11,620,393	$35.42	6,099,342

Equity compensation plans not approved by security holders	0	0	0

Total	11,620,393	$35.42	6,099,342

(b)	Security ownership of certain beneficial owners:

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, filed with the Delaware Secretary of State on April 30, 2010 (incorporated by reference from Exhibit 3.1.2 to Form 8-K dated May 5, 2010)

3.2	Amended and Restated By-Laws of Torchmark Corporation, as amended August 5, 2010 (incorporated by reference from Exhibit 3.2 to Form 8-K dated August 11, 2010)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.5	Second Supplemental Indenture dated as of June 23, 2006 between Torchmark Corporation, J.P. Morgan Trust Company, National Association and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 23, 2006)

4.6	Third Supplemental Indenture dated as of June 30, 2009 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4 to Form 10-Q for the quarter ended June 30, 2009)

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Credit Agreement dated as of December 10, 2010 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, L/C Issuer and L/C Administrator and the other lenders listed therein (incorporated by reference from Exhibit 10.01 to Form 8-K dated December 16, 2010)

Page of this Report

10.5	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

10.6	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*

10.7	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.8	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.9	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.10	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.11	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.12	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13	Torchmark Corporation Supplemental Savings and Investment Plan (incorporated by reference from Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 1992)*

10.14	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.15	The Torchmark Corporation Amended and Restated Pension Plan (incorporated by reference from Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2010)*

10.16	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

Page of this Report

10.17	The Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2009)* (incorporated by reference from Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2010)

10.18	Torchmark Corporation 2008 Management Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2008)*

10.19	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.20	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

10.21	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.22	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.23	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.24	Payments to Directors*

10.25	Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.26	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.27	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.28	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus) (incorporated by reference from Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2005)*

10.29	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting) (incorporated by reference from Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2005)*

10.30	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.31	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.32	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.33	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

10.34	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

Page of this Report

10.35	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.36	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

10.37	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.38	Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.1 to Form 8-K dated May 2, 2007)*

10.39	Form of Stock Option Award Agreement under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.2 to Form 8-K dated May 2, 2007)*

10.40	Form of Restricted Stock Award (Board grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.3 to Form 8-K dated May 2, 2007)*

10.41	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.42	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.43	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.44	Amendment No. 2 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2007)*

10.45	Amendment No. 3 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2007)*

10.46	Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2007)*

10.47	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2007)*

10.48	Form of Restricted Stock Award (Compensation Committee grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2007)*

10.49	Amendment Four to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2008)*

10.50	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2008)*

10.51	Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008)*

Page of this Report

10.52	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008)*

10.53	Amendment to the Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2008)*

10.54	Amendment Five to the Torchmark Corporation Savings and Investment Plan (amended and restated as January 1, 2009)*

10.55	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

10.56	Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.56 to Form10-K for fiscal year ended December 31, 2010)*

10.57	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for fiscal year ended December 31,2010)*

10.58	Form of Restricted Stock Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for fiscal year ended December 31, 2010)*

10.59	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for fiscal year ended December 31, 2010)*

10.60	Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2011)*

10.61	Form of Restricted Stock Award (Executive) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2011)*

10.62	Form of Restricted Stock Award (Special) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2011)*

10.63	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 4, 2011)*

10.64	Form of Five year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.5 to Form 8-K dated May 4, 2011)*

(11)	Statement re computation of per share earnings	120

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2012***

(21)	Subsidiaries of the registrant	120

(23)	Consent of Deloitte & Touche LLP

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman

(101)	Interactive Data File

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment which was granted June 23, 2010 effective until May 9, 2015. The non-public information was filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***	To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2011.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE*

	Twelve Months Ended December 31,
	2011	2010	2009
Income from continuing operations	$518,340,000	$522,293,000	$386,052,000
Income (loss) from discontinued operations	(455,000)	(5,229,000)	18,901,000

Net Income	$517,885,000	$517,064,000	$404,953,000

Basic weighted average shares outstanding	108,278,113	122,009,228	124,550,384
Diluted weighted average shares outstanding	109,815,390	123,123,338	124,550,384

Basic net income per share:
Continuing operations	$4.79	$4.28	$3.10
Discontinued operations	(0.01)	(0.04)	0.15

Total basic net income per share	$4.78	$4.24	$3.25

Diluted net income per share:
Continuing operations	$4.72	$4.24	$3.10
Discontinued operations	0.00	(0.04)	0.15

Total diluted net income per share	$4.72	$4.20	$3.25

*	Retroactively adjusted for three-for-two stock split

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Nebraska	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Nebraska	Liberty National Life Insurance Company
United American Insurance Company	Nebraska	United American Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 115 through 119 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2011	2010
Assets:
Investments:
Long-term investments	$36,458	$15,963
Short-term investments	58	62,582

Total investments	36,516	78,545
Cash	27,099	0
Investment in affiliates	5,329,769	4,973,495
Due from affiliates	50,977	138,130
Taxes receivable	61,616	65,195
Other assets	7,581	5,391

Total assets	$5,513,558	$5,260,756

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$224,842	$198,875
Long-term debt	790,571	789,643
Due to affiliates	145,556	136,931
Other liabilities	123,681	119,066

Total liabilities	1,284,650	1,244,515

Shareholders’ equity:
Preferred stock	351	351
Common stock	112,312	119,812
Additional paid-in capital	775,842	783,119
Accumulated other comprehensive income	549,423	22,958
Retained earnings	3,634,481	3,473,482
Treasury stock	(843,501)	(383,481)

Total shareholders’ equity	4,228,908	4,016,241

Total liabilities and shareholders’ equity	$5,513,558	$5,260,756

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Net investment income	$23,542	$26,031	$17,374
Realized investment gains (losses)	508	(1,646)	(1)

Total revenue	24,050	24,385	17,373

General operating expenses	30,945	21,682	18,119
Reimbursements from affiliates	(19,335)	(13,375)	(5,973)
Interest expense	75,426	74,827	71,687

Total expenses	87,036	83,134	83,833

Operating income (loss) before income taxes and equity in earnings of affiliates	(62,986)	(58,749)	(66,460)
Income taxes	14,380	18,521	19,773

Net operating loss before equity in earnings of affiliates	(48,606)	(40,228)	(46,687)
Equity in earnings of affiliates	566,491	557,292	451,640

Net income	$517,885	$517,064	$404,953

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash provided from (used for) operations before dividends from subsidiaries	$(33,042)	$(33,403)	$(51,241)
Cash dividends from subsidiaries	769,139	370,947	354,695

Cash provided from operations	736,097	337,544	303,454

Cash provided from (used for) investing activities:
Acquisition of investments	0	(14,279)	(125)
Disposition of investments	11,828	33	31
Net decrease (increase) in short-term investments	62,524	106,881	(129,789)
Investment in subsidiaries	(25,000)	(18,722)	(100,000)

Cash provided from (used for) investing activities	49,352	73,913	(229,883)

Cash provided from (used for) financing activities:
Issuance of 9 1/4% Senior Notes	0	0	296,308
Acquisition of 9 1/4% Senior Notes	0	(8,913)	0
Repayment of 8 1/4% Senior Debentures	0	0	(99,050)
Net issuance (repayment) of commercial paper	25,967	(34,432)	(71,329)
Issuance of stock	162,613	37,863	4,430
Acquisitions of treasury stock	(972,556)	(246,006)	(47,564)
Net borrowings to/from subsidiaries	96,000	(86,800)	(87,200)
Excess tax benefit on stock option exercises	2,021	162	(30)
Payment of dividends	(72,395)	(73,331)	(69,885)

Cash provided from (used for) financing activities	(758,350)	(411,457)	(74,320)

Net increase (decrease) in cash	27,099	0	(749)
Cash balance at beginning of period	0	0	749

Cash balance at end of period	$27,099	$0	$0

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the consolidated subsidiaries were as follows:

	2011	2010	2009
Consolidated subsidiaries	$769,139	$370,947	$354,695

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation not involving cash	$14,954	$11,848	$9,860

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2011	2010	2009
Interest paid	$74,569	$75,909	$73,031
Income taxes received	22,893	2,379	25,202

Note C—Special Items

In 2009, a Federal income tax expense of $1.5 million was incurred relating to Internal Revenue Service examinations of prior years.

Note D—Preferred Stock

As of December 31, 2011, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2011:
Life insurance in force	$144,778,793	$738,935	$4,414,247	$148,454,105	3.0%

Premiums:(2)
Life insurance	$1,675,307	$4,716	$31,311	$1,701,902	1.8%
Health insurance	931,751	2,285	0	929,466	0%

Total premium	$2,607,058	$7,001	$31,311	$2,631,368	1.2%

For the Year Ended December 31, 2010:
Life insurance in force	$140,653,839	$722,577	$4,743,222	$144,674,484	3.3%

Premiums:(2)
Life insurance	$1,618,973	$4,684	$23,419	$1,637,708	1.4%
Health insurance	990,024	2,603	0	987,421	0%

Total premium	$2,608,997	$7,287	$23,419	$2,625,129	.9%

For the Year Ended December 31, 2009:
Life insurance in force	$139,408,962	$744,213	$1,898,360	$140,563,109	1.4%

Premiums:(2)
Life insurance	$1,550,434	$4,647	$18,172	$1,563,959	1.2%
Health insurance	1,020,467	2,756	0	1,017,711	0%

Total premium	$2,570,901	$7,403	$18,172	$2,581,670	.7%

(1)	No amounts have been netted against ceded premium
(2)	Excludes policy charges of $24,950, $26,629, and $28,435, in each of the years 2011, 2010, and 2009, respectively.

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

Date: February 28, 2012

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

/s/ PAUL J. ZUCCONI *
Paul J. Zucconi
Director

Date: February 28, 2012

*By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Attorney-in-fact