Form 10-Q
period 2012-03-31
TORCHMARK CORP
filed 2012-05-09
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐             No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 24, 2012
Common Stock, $1.00 Par Value	98,455,101

Index of Exhibits (Page 57).

Total number of pages included are 58.

TORCHMARK CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2012	December 31, 2011*
Assets	(Unaudited)	(As adjusted)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2012 – $11,081,405; 2011 – $10,924,244)	$11,954,840	$11,888,205
Equity securities, at fair value (cost: 2012 – $14,875; 2011 – $14,875)	17,134	17,056
Policy loans	404,559	400,914
Other long-term investments	25,113	26,167
Short-term investments	55,978	21,244

Total investments	12,457,624	12,353,586

Cash	78,302	84,113
Accrued investment income	199,474	192,325
Other receivables	264,429	253,549
Deferred acquisition costs	2,951,155	2,916,732
Goodwill	396,891	396,891
Low-income housing interests	273,382	280,955
Other assets	113,155	110,121

Total assets	$16,734,412	$16,588,272

Liabilities and Shareholders' Equity

Liabilities:
Future policy benefits	$9,704,961	$9,572,257
Unearned and advance premiums	74,475	69,539
Policy claims and other benefits payable	241,191	222,254
Other policyholders' funds	93,322	92,487

Total policy liabilities	10,113,949	9,956,537
Current and deferred income taxes payable	1,332,334	1,319,853
Other liabilities	313,853	312,417
Short-term debt	224,884	224,842
Long-term debt (fair value: 2012 – $968,412; 2011 – $947,142)	790,817	790,571
Due to affiliates	124,421	124,421

Total liabilities	12,900,258	12,728,641

Shareholders' equity:
Preferred stock, par value $1 per share – Authorized 5,000,000 shares; outstanding: -0- in 2012 and in 2011	0	0
Common stock, par value $1 per share – Authorized 320,000,000 shares; outstanding: (2012 – 112,312,123 issued, less 12,986,698 held in treasury and 2011 – 112,312,123 issued, less 11,732,658 held in treasury)	112,312	112,312
Additional paid-in capital	437,037	425,331
Accumulated other comprehensive income (loss)	501,290	549,916
Retained earnings	3,349,856	3,264,711
Treasury stock, at cost	(566,341)	(492,639)

Total shareholders' equity	3,834,154	3,859,631

Total liabilities and shareholders' equity	$16,734,412	$16,588,272

*	Derived from audited financial statements. Additionally, 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance as described in Note F – Adoption of New Accounting Standard.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2012	2011*
		(As adjusted)
Revenue:
Life premium	$451,878	$430,657
Health premium	266,444	249,106
Other premium	153	138

Total premium	718,475	679,901
Net investment income	174,121	171,647
Realized investment gains (losses)	5,006	(22,723)
Other income	321	447

Total revenue	897,923	829,272

Benefits and expenses:
Life policyholder benefits	290,688	278,338
Health policyholder benefits	211,092	175,270
Other policyholder benefits	10,867	10,519

Total policyholder benefits	512,647	464,127
Amortization of deferred acquisition costs	96,498	92,463
Commissions, premium taxes, and non-deferred acquisition costs	50,756	55,518
Other operating expense	48,116	50,187
Interest expense	19,671	19,460

Total benefits and expenses	727,688	681,755

Income from continuing operations before income taxes	170,235	147,517

Income taxes	(51,558)	(46,777)

Income from continuing operations	118,677	100,740

Loss on disposal of discontinued operations, net of tax	0	(599)

Net income	$118,677	$100,141

Basic net income per share:
Continuing operations	$1.19	$0.87
Discontinued operations	0.00	(0.01)

Total basic net income per share	$1.19	$0.86

Diluted net income per share:
Continuing operations	$1.17	$0.85
Discontinued operations	0.00	(0.01)

Total diluted net income per share	$1.17	$0.84

Dividends declared per common share	$0.12	$0.11

* The 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011*
		(As adjusted)
Net income	$118,677	$100,141

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(81,631)	29,435
Less: reclassification adjustment for (gains) losses on securities included in net income	(5,050)	22,728
Less: reclassification adjustment for amortization of (discount) and premium	(96)	(1,142)
Less: foreign exchange adjustment on securities marked to market	(3,671)	(3,166)

Unrealized gains (losses) on securities	(90,448)	47,855
Unrealized gains (losses) on deferred acquisition costs	8,261	(1,395)
Unrealized gains (losses) on other assets	992	0

Total unrealized gains (losses)	(81,195)	46,460
Less applicable taxes	28,419	(16,260)

Unrealized gains (losses), net of tax	(52,776)	30,200

Foreign exchange translation adjustments	2,878	871
Less applicable taxes	(1,007)	(303)

Foreign exchange translation adjustments, net of tax	1,871	568

Amortization of pension costs	3,506	3,042
Less applicable taxes	(1,227)	(1,066)

Amortization of pension costs, net of tax	2,279	1,976

Other comprehensive income (loss)	(48,626)	32,744

Comprehensive income (loss)	$70,051	$132,885

*	The 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance as described in Note F – Adoption of New Accounting Standard.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Cash provided from operations	$284,047	$300,047

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	55,033	15,052
Fixed maturities available for sale—matured, called, and repaid	29,441	103,149
Other long-term investments	502	535

Total investments sold or matured	84,976	118,736
Investments acquired:
Fixed maturities	(231,370)	(231,217)
Other long-term investments	(3,655)	(4,027)

Total investments acquired	(235,025)	(235,244)

Net (increase) decrease in short-term investments	(34,734)	(54,337)
Net change in payable or receivable for securities	11,423	2,833
Disposition of properties	19	37
Additions to properties	(479)	(761)
Investment in low-income housing interests	(21,595)	(6,861)

Cash used for investment activities	(195,415)	(175,597)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	94,439	45,171
Net borrowings (repayments) of commercial paper	42	1,560
Excess tax benefit from stock option exercises	9,273	5,665
Acquisition of treasury stock	(189,949)	(235,913)
Cash dividends paid to shareholders	(12,087)	(12,508)
Net receipts (withdrawals) from deposit product operations	6,415	(6,976)

Cash provided by (used for) financing activities	(91,867)	(203,001)

Effect of foreign exchange rate changes on cash	(2,576)	(3,455)

Net increase (decrease) in cash	(5,811)	(82,006)
Cash at beginning of year	84,113	365,679

Cash at end of period	$78,302	$283,673

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2012, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2012 and 2011. The interim period consolidated financial statements should be read in conjunction with our Consolidated Financial Statements that are included in the Annual Report on Form 10K filed on February 28, 2012.

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

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended
	March 31,
	2012	2011
Basic weighted average shares outstanding	100,068,360	116,817,327
Weighted average dilutive options outstanding	1,191,932	2,196,825

Diluted weighted average shares outstanding	101,260,292	119,014,152

Antidilutive shares*	66,813	1,320,543

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component:

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$2,691	$2,339	$124	$248
Interest cost	4,152	4,026	257	252
Expected return on assets	(4,120)	(4,030)	0	0
Prior service cost	516	519	0	0
Net actuarial (gain)/loss	2,966	2,395	0	(136)

Net periodic benefit cost	$6,205	$5,249	$381	$364

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for the defined-benefit pension plans at March 31, 2012 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	March 31, 2012		December 31, 2011

	Amount	%	Amount	%

Corporate debt	$158,279	59.9	$159,759	61.9
Other fixed maturities	335	0.1	348	0.1
Equity securities	87,580	33.2	79,459	30.8
Short-term investments	3,081	1.2	3,767	1.5
Guaranteed annuity contract	12,665	4.8	12,745	4.9
Other	2,236	0.8	1,989	0.8

Total	$264,176	100.0	$258,067	100.0

The liability for the funded defined-benefit pension plans was $282 million at December 31, 2011. Contributions of $375 thousand were made to the qualified pension plans during the three months ended March 31, 2012. Torchmark plans to contribute an amount not to exceed $6 million for 2012 during the remainder of the year. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At March 31, 2012, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $50 million, compared with $43 million at year end 2011. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart of plan assets above. The liability for the unqualified pension plan was $50 million at December 31, 2011.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at March 31, 2012 is as follows:

PORTFOLIO COMPOSITION AS OF MARCH 31, 2012

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$65,374	$831	$(716)	$65,489	1%
States, municipalities, and political subdivisions	1,212,410	127,401	(1,009)	1,338,802	11
Foreign governments	22,390	1,081	0	23,471	0
Corporates	8,519,731	902,554	(111,946)	9,310,339	78
Collateralized debt obligations	61,457	0	(32,676)	28,781	0
Other asset-backed securities	37,222	2,856	(1,338)	38,740	0
Redeemable preferred stocks	1,162,821	29,813	(43,416)	1,149,218	10

Total fixed maturities	11,081,405	1,064,536	(191,101)	11,954,840	100%

Equity securities	14,875	2,328	(69)	17,134

Total fixed maturities and equitysecurities	$11,096,280	$1,066,864	$(191,170)	$11,971,974

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at March 31, 2012 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$73,875	$75,493
Due from one to five years	497,355	537,343
Due from five to ten years	698,562	770,036
Due from ten to twenty years	2,472,078	2,678,707
Due after twenty years	7,235,975	7,820,292
Mortgage-backed and asset-backed securities	103,560	72,969

	$11,081,405	$11,954,840

Selected information about sales of fixed maturities is as follows:

For the three months ended March 31,
	2012	2011
Proceeds from sales	$55,033	$56,197
Gross realized gains	5,162	161
Gross realized losses	(114)	(22,934)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis:

FAIR VALUE MEASUREMENTS AT MARCH 31, 2012 USING:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$65,489	$0	$65,489
States, municipalities, and political subdivisions	0	1,338,802	0	1,338,802
Foreign governments	0	23,471	0	23,471
Corporates	33,018	9,230,891	46,430	9,310,339
Collateralized debt obligations	0	0	28,781	28,781
Other asset-backed securities	0	38,740	0	38,740
Redeemable preferred stocks	221,249	927,969	0	1,149,218

Total fixed maturities	254,267	11,625,362	75,211	11,954,840
Equity securities	16,331	64	739	17,134

Total fixed maturities and equity securities	$270,598	$11,625,426	$75,950	$11,971,974

Percent of total	2.3%	97.1%	0.6%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

As of March 31, 2012, fair value measurements classified as Level 3 represented 0.6% of total fixed maturities and equity securities, compared with 0.4% at December 31, 2011.

Other-Than-Temporary Impairments:

There were no other-than-temporary impairments during the three-month periods ending March 31, 2012 or 2011.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at March 31, 2012. Torchmark considers these investments not to be other-than-temporarily impaired.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At March 31, 2012

	Less than		Twelve Months
	Twelve Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$46,509	$(715)	$33	$(1)	$46,542	$(716)
States, municipalities, and political subdivisions	0	0	16,754	(1,009)	16,754	(1,009)
Foreign governments	0	0	0	0	0	0
Corporates	790,774	(28,140)	601,772	(83,806)	1,392,546	(111,946)
Collateralized debt obligations	0	0	28,781	(32,676)	28,781	(32,676)
Other asset-backed securities	0	0	7,122	(1,338)	7,122	(1,338)
Redeemable preferred stocks	232,812	(4,762)	352,613	(38,654)	585,425	(43,416)

Total fixed maturities	1,070,095	(33,617)	1,007,075	(157,484)	2,077,170	(191,101)
Equity securities	64	(34)	315	(35)	379	(69)

Total fixed maturities and equity securities	$1,070,159	$(33,651)	$1,007,390	$(157,519)	$2,077,549	$(191,170)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of March 31, 2012	134	88	222
As of December 31, 2011	117	93	210

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,369 issues at March 31, 2012 and 1,373 issues at December 31, 2011. The weighted average quality rating of all unrealized loss positions as of March 31, 2012 was BBB. Even though Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired until they mature due to the strong and stable cash flows generated by its insurance products.

Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at March 31, 2012 and December 31, 2011, with no change to this balance during any period presented.

Note E—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three months ended March 31,
	2012		2011
	Amount	%	Amount	%
Expected income taxes	$59,582	35.0	$51,631	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(924)	(0.5)	(846)	(0.6)
Low-income housing investments	(7,246)	(4.3)	(5,058)	(3.4)
Other	146	0.1	1,050	0.7

Income tax expense	$51,558	30.3	$46,777	31.7

The effective income tax rate for the three month period ended March 31, 2012 differed from the effective income tax rate for the same period ended March 31, 2011 primarily as a result of the Company’s low-income housing tax credit investments.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Adoption of New Accounting Standard

The FASB has issued and Torchmark has adopted new guidance concerning policy acquisition costs (ASU 2010-26) as of January 1, 2012. This accounting guidance amends the accounting for costs associated with acquiring or renewing insurance contracts in order to address the diversity in practice surrounding the capitalization and deferral of these costs. As a result of this new standard, certain costs that have been deferred and amortized through deferred acquisition costs are no longer allowed to be deferred and are expensed as incurred. The new guidance limits the deferral of costs to those direct incremental costs related to the successful issuance of an insurance contract, and includes primarily sales commissions, policy issue, and underwriting costs for policies that are successfully issued. Previously, the Company was allowed to defer any cost that varied with and related to the production of new business. For Torchmark, the costs that are no longer deferrable primarily relate to agent distribution systems, and include such costs as training, recruiting, office space, and certain management and underwriting expenses.

Torchmark has adopted the new guidance retroactively, as permitted, meaning the deferred acquisition cost has been written down to a level as if the new guidance had been in effect in prior periods. The reduction in acquisition cost deferrals have caused commissions and expenses to increase. However, as a result of the retroactive writedown, the amortization of previously deferred costs decreased, offsetting the impact of the increased expenses. The method of amortization has not changed due to the adoption. The retroactive adoption of the standard caused the deferred acquisition cost asset to be reduced by $537 million at January 1, 2011 and $568 million at December 31, 2011, while stockholders’ equity was reduced by $349 million and $369 million at January 1, 2011 and December 31, 2011, respectively. Net income for the first quarter of 2011 was reduced by $5.4 million and 2011 first quarter earnings per diluted share were reduced by $0.05. The adoption of this guidance causes a delay in the recognition of underwriting profit on newly issued business, but not the ultimate profitability of that business. The adoption had no impact on Torchmark’s cash flows, liquidity, or the statutory earnings of its insurance subsidiaries.

The new guidance further limits the deferral of certain advertising costs associated with the Direct Response operation. Costs related to advertising are generally charged to expense as incurred. However, certain direct response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of deferred acquisition costs. They are amortized in the same manner as other deferred acquisition costs. Direct Response advertising costs charged to earnings and included in other operating expense were $4.2 million in the first three months of 2012, compared with $4.0 million in the same period of 2011. Capitalized advertising costs were $32.9 million at March 31, 2012, compared with $31.9 million at December 31, 2011.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Adoption of New Accounting Standard (continued)

A roll forward presenting an analysis of the changes in the deferred acquisition costs balances for the 2012 and 2011 periods is as follows:

Deferred Acquisition Costs

	Three months ended
	March 31,
	2012	2011(1)
Balance at beginning of year	$2,916,732	$2,869,546
Additions:
Deferred during period:
Commissions	74,979	67,892
Other expenses	44,890	40,118

Total deferred	119,869	108,010
Adjustment attributable to unrealized investment losses (2)	8,262	0
Foreign exchange adjustment	2,790	954

Total additions	130,921	108,964
Deductions:
Amortized during period	(96,498)	(92,463)
Adjustment attributable to unrealized investment gains(2)	0	(1,395)

Total deductions	(96,498)	(93,858)

Balance at end of period	$2,951,155	$2,884,652

(1)	The 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance.
(2)	Represents amounts pertaining to investments relating to universal life-type products.

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

The required interest on net policy liabilities (benefit reserves less the deferred acquisition cost asset) is not credited to policyholder accounts. Instead, it is an actuarial assumption for discounting cash flows in the computation of benefit reserves and the amortization of the deferred acquisition cost asset. Required interest related to the net policy liabilities is not included in the various insurance underwriting segments but is shown in the investment segment as a reduction to net investment income. We believe this presentation facilitates a more meaningful analysis of the Company’s underwriting and investment performance as the underwriting results are based on premiums, claims and expenses and are not affected by unanticipated fluctuations in investment yields.

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These contract payments are based upon the experience of the full contract year, not the experience of interim periods. Therefore, these risk-sharing adjustments are removed in the segment analysis. For the entire year, Torchmark expects its benefit ratio to be in line with pricing and does not expect to receive any government risk-sharing premium. For the full year of 2011, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be so in 2012. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows:

	Three Months Ended
	March 31,
	2012	2011
Benefit costs deferred	$31,614	$11,661
Government risk-sharing premium adjustment	(11,787)	(7,871)

Pre-tax addition to segment interim period income	$19,827	$3,790

After tax amount	$12,888	$2,463

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

During the first quarter of 2011, Torchmark sold aviation equipment for a pretax loss of $979 thousand ($666 thousand after tax). Also in the first quarter of 2011, Torchmark accrued an estimated liability for a state administrative settlement involving issues arising over many years in the pretax amount of $6 million ($4.1 million after tax). Management removes items such as these that are related to prior periods or are one-time non-operating sales transactions when analyzing its segment profitability. As such, these items are presented as reconciling items to arrive at pre-tax income from continuing operations in the 2011 period.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000		$000,000
	For the three months ended March 31, 2012
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$451,878	$254,657	$153			$11,787	(1)	$718,475
Net investment income				$179,648		(5,527	)(2,5)	174,121
Other income					$409	(88	)(4)	321

Total revenue	451,878	254,657	153	179,648	409	6,172		892,917

Expenses:
Policy benefits	290,688	179,478	10,867			31,614	(1)	512,647
Required interest on net reserves	(118,413)	(9,288)	(14,692)	142,393				0
Amortization of acquisition costs	118,507	20,948	3,086	(46,043)				96,498
Commissions, premium taxes, and non-deferred acquisition costs	34,961	15,863	20			(88	)(4)	50,756
Insurance administrative expense (3)					40,570			40,570
Parent expense					1,921			1,921
Stock compensation expense					5,625			5,625
Interest expense				19,605		66	(2)	19,671

Total expenses	325,743	207,001	(719)	115,955	48,116	31,592		727,688

Subtotal	126,135	47,656	872	63,693	(47,707)	(25,420)		165,229
Nonoperating items						19,827	(1)	19,827
Amortization of low-income housing						5,593	(5)	5,593

Measure of segment profitability (pretax)	$126,135	$47,656	$872	$63,693	$(47,707)	$0		190,649

Deduct applicable income taxes								(62,338)

Segment profits after tax								128,311
Add back income taxes applicable to segment profitability								62,338
Add (deduct) realized investment gains (losses)								5,006
Deduct Part D adjustment (1)								(19,827)
Deduct amortization of low-income housing (5)								(5,593)

Pretax income from continuing operations per Consolidated Statement of Operations								$170,235

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations*

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000		$000,000
	For the three months ended March 31, 2011
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$430,657	$241,235	$138			$7,871	(1)	$679,901
Net investment income				$175,302		(3,655	)(2,5)	171,647
Other income					$543	(96	)(4)	447

Total revenue	430,657	241,235	138	175,302	543	4,120		851,995

Expenses:
Policy benefits	278,338	163,609	10,519			11,661	(1)	464,127
Required interest on net reserves	(112,313)	(9,017)	(13,729)	135,059				0
Amortization of acquisition costs	113,804	20,816	2,770	(44,927)				92,463
Commissions, premium taxes, and non-deferred acquisition costs	39,108	16,486	20			(96	)(4)	55,518
Insurance administrative expense (3)					37,739	6,979	(6,7)	44,718
Parent expense					2,425			2,425
Stock compensation expense					3,044			3,044
Interest expense				19,394		66	(2)	19,460

Total expenses	318,937	191,894	(420)	109,526	43,208	18,610		681,755

Subtotal	111,720	49,341	558	65,776	(42,665)	(14,490)		170,240
Nonoperating items						10,769	(1,6,7)	10,769
Amortization of low-income housing						3,721	(5)	3,721

Measure of segment profitability (pretax)	$111,720	$49,341	$558	$65,776	$(42,665)	$0		184,730

Deduct applicable income taxes								(61,320)

Segment profits after tax								123,410

Add back income taxes applicable to segment profitability								61,320
Add (deduct) realized investment gains (losses)								(22,723)
Deduct Part D adjustment (1)								(3,790)
Deduct amortization of low-income housing (5)								(3,721)
Deduct estimated state administrative settlement expense (6)								(6,000)
Deduct loss on sale of equipment (7)								(979)

Pretax income from continuing operations per Consolidated Statement of Operations								$147,517

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(6)	Estimated state administrative settlement expense.
(7)	Loss on sale of equipment.

*	The 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2012	2011*	Amount	%
Life insurance	$126,135	$111,720	$14,415	13
Health insurance	47,656	49,341	(1,685)	(3)
Annuity	872	558	314
Investment	63,693	65,776	(2,083)	(3)
Other:
Other income	409	543	(134)	(25)
Administrative expense	(40,570)	(37,739)	(2,831)	8
Corporate and adjustments	(7,546)	(5,469)	(2,077)	38

Pretax total	190,649	184,730	5,919	3
Applicable taxes	(62,338)	(61,320)	(1,018)	2

Total	128,311	123,410	4,901	4
Reconciling items, net of tax:
Realized gains (losses) - Investments	3,254	(15,459)	18,713
Loss on disposal of discontinued operations	0	(599)	599
Part D adjustment	(12,888)	(2,463)	(10,425)
Estimated state administrative settlement	0	(4,082)	4,082
Loss on sale of equipment	0	(666)	666

Net income	$118,677	$100,141	$18,536	19

*	The 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As discussed in Note F – Adoption of New Accounting Standard, Torchmark adopted ASU 2010-26, a new accounting rule concerning the deferral of policy acquisition costs. Note F describes the effect that this new guidance has on Torchmark. The new standard was adopted effective January 1, 2012, but was adopted retroactively, meaning that all prior periods give effect to the change as if we had always accounted for deferred acquisition costs under the new guidance. Therefore, the results for prior periods presented in this discussion have been restated as if the new rule had been in effect in those periods.

Net income for the first quarter of 2012 was $1.6 million lower than it would have been under the previous accounting guidance, compared with $5.4 million in the 2011 quarter. The impact of adoption of the new accounting guidance on individual components of net income for each of the first quarters of 2012 and 2011 is shown below:

For the Quarter Ended March 31, 2012

(Dollar amounts in thousands)

	Prior to the effects of ASU 2010-26	Adjustments due to the adoption of ASU 2010-26	As Reported
Life insurance:
Amortization of deferred acquisition costs	$(132,357)	$13,850	$(118,507)
Non-deferred commissions and premium taxes	(20,278)	0	(20,278)
Non-deferred acquisition expenses	0	(14,683)	(14,683)

Health insurance:
Amortization of deferred acquisition costs	(31,101)	10,153	(20,948)
Non-deferred commissions and premium taxes	(12,788)	0	(12,788)
Non-deferred acquisition expenses	0	(3,075)	(3,075)

Required interest on net policy liabilities	(87,675)	(8,675)	(96,350)

Income Tax		850

Total impact of adoption (net of tax)		$(1,580)

For the Quarter Ended March 31, 2011

(Dollar amounts in thousands)

	As Previously Reported	Adjustments due to the adoption of ASU 2010-26	As Restated
Life insurance:
Amortization of deferred acquisition costs	$(126,398)	$12,594	$(113,804)
Non-deferred commissions and premium taxes	(19,147)	0	(19,147)
Non-deferred acquisition expenses	0	(19,961)	(19,961)

Health insurance:
Amortization of deferred acquisition costs	(31,930)	11,114	(20,816)
Non-deferred commissions and premium taxes	(12,827)	0	(12,827)
Non-deferred acquisition expenses	0	(3,659)	(3,659)

Required interest on net policy liabilities	(81,749)	(8,383)	(90,132)

Income Tax		2,903

Total impact of adoption (net of tax)		$(5,392)

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three-month periods ended March 31, 2012 and 2011. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2012 with the same period of 2011, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note G—Business Segments.

Highlights, comparing the first three months of 2012 with the first three months of 2011. Net income per diluted share increased 39% to $1.17 from $.84. Included in net income in 2012 were realized investment gains of $3 million after tax or $.03 per share, compared with 2011 after-tax realized losses of $15 million, or $.13 per share. Realized investment gains and losses are discussed more fully under the caption Realized Gains and Losses in this report. Earnings in 2011 were also negatively affected by two non-operating charges, a charge for a state administrative matter in the estimated after tax amount of $4.1 million ($.03 per share) and the loss on sale of aviation equipment of $666 thousand after tax ($.01 per share).

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

Total premium income rose 6% in 2012 to $718 million. Excluding the government risk-sharing adjustment for Medicare Part D, premium income rose 5% to $707 million. Total net sales rose 25% to $128 million. After adjusting for the increased sales of Medicare Part D in 2012, largely affected by the addition of automatic enrollees discussed later in this report, net sales rose 8% to $103 million. First-year collected premium increased 33% to $110 million for the period. Excluding the increase in Part D first-year premium, the increase was 4%.

Life insurance premium income grew 5% to $452 million. Life net sales increased 9% to $88 million, as three of our four distribution units experienced increases. First-year collected life premium rose 5% to $65 million. Life underwriting margins increased 13% to $126 million.

Health insurance premium income, excluding Medicare Part D premium, declined 6% to $181 million. Health net sales, excluding Part D, increased 5% to $15 million for the three months, primarily as a result of sales of a new cancer product at Liberty. First-year collected health premium, excluding Part D, fell 2% to $14 million for the period. Health premium continued to be restrained by the discontinuance of sales of certain health products.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $74 million in 2012 compared with $49 million in 2011, an increase of 50%. This increase was due to the addition of a large number of low-income automatic enrollees into our Part D program in 2012.

As explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $12.9 million after-tax charge to earnings in 2012 ($.13 per share) and a $2.5 million charge in 2011 ($.02 per share). We expect our 2012 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2011 and prior years. For this reason, there should be no differences in our segment versus financial statement reporting by year end 2012, as it relates to Medicare Part D. The increase in this adjustment in 2012 resulted from the addition of the automatic enrollees in Part D as noted above.

Excess investment income per diluted share increased 15% to $.63, while excess investment income declined 3% to $64 million. The increase in per share excess investment income in relation to the dollar amount resulted from the significant number of shares purchased over the past twelve months, as discussed later in this report. Net investment income rose $4 million, or 2%. Our average investment portfolio at amortized cost also grew 2%. The average effective yield on the fixed-maturity portfolio, which represents 96% of our investments, was 6.47% in the 2012 period, compared with 6.62% in the prior period. Excess investment income has been negatively affected by the low-interest-rate environment in financial markets during recent periods. Excess investment income declined despite a 2% increase in net investment income, because of the $6 million or 7% increase in required interest on net insurance policy liabilities. Financing costs also rose 1% in the period to $20 million.

In the first three months of 2012, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.76%, compared with 5.99% in the same period of 2011. Our fixed maturity portfolio yield was 6.46% (as of March 31, 2012) and the portfolio had an average rating of A-. Over 93% of the portfolio at amortized cost was investment grade at March 31, 2012. Cash and short-term investments were $134 million at that date, compared with $105 million at December 31, 2011.

The unrealized gain position in our fixed-maturity portfolio declined during the first quarter of 2012 from a net unrealized gain of $964 million at year end 2011 to a net unrealized gain position of $874 million at March 31, 2012, as yield rates in the bond market rose slightly. The fixed-maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have no direct exposure to European sovereign debt.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their April, 2011 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the three-month periods ended March 31, 2012 and 2011.

ANALYSIS OF SHARE PURCHASES

(Amounts in thousands)

	For the three months ended March 31,
	2012			2011
	Shares	Amount	Average Price	Shares	Amount	Average Price

Purchases with:
Excess cash flow	1,880	$89,809	$47.77	4,418	$186,847	$42.30
Option exercise proceeds	2,136	100,140	46.88	1,142	49,066	42.95

Total	4,016	$189,949	$47.30	5,560	$235,913	$42.43

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first three months of 2012 with the first three months of 2011. Life insurance is our predominant segment, representing 64% of premium income and 72% of insurance underwriting margin in the first three months of 2012. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 5% to $452 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%

Direct Response	$161,282	36	$151,577	35	$9,705	6
American Income Exclusive Agency	160,505	35	146,115	34	14,390	10
Liberty National Exclusive Agency	71,529	16	73,143	17	(1,614)	(2)
Other Agencies	58,562	13	59,822	14	(1,260)	(2)

Total Life Premium	$451,878	100	$430,657	100	$21,221	5

Net sales, defined earlier in this report as an indicator of new business production, rose 9% to $88 million. Three of our four distribution groups had increases in net sales over the prior year period. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%

Direct Response	$39,368	45	$36,166	45	$3,202	9
American Income Exclusive Agency	38,589	44	32,865	40	5,724	17
Liberty National Exclusive Agency	7,401	8	9,443	12	(2,042)	(22)
Other Agencies	2,770	3	2,636	3	134	5

Total Life Net Sales	$88,128	100	$81,110	100	$7,018	9

First-year collected life premium, defined earlier in this report, was $65 million in the 2012 period, rising 5%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%

Direct Response	$24,955	38	$23,450	38	1,505	6
American Income Exclusive Agency	30,441	47	27,298	44	3,143	12
Liberty National Exclusive Agency	6,945	11	8,298	14	(1,353)	(16)
Other Agencies	2,396	4	2,405	4	(9)	0

Total	$64,737	100	$61,451	100	$3,286	5

The Direct Response operation consists of two primary components: insert media and direct mail. Insert media, which targets primarily the adult market, involves placing insurance solicitations as inserts into a variety of media, such as coupon packets, newspapers, bank statements, and billings. Direct mail targets primarily young lower-middle and middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders, who are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.

Direct Response’s life premium income rose 6% to $161 million. The Direct Response group is the largest contributor to life premium of any of Torchmark’s distribution systems, representing 36% of Torchmark’s total life premium. Net sales for this group of $39 million increased 9%. First-year collected premium gained 6% to $25 million.

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency produced premium income of $161 million, an increase of 10%. American Income represents 35% of Torchmark’s total life premium. This agency is also our fastest growing life insurance agency on the basis of premium growth. Net sales grew 17% to $39 million, while first-year collected premium rose 12% to $30 million. Increases in sales in our captive agencies are highly dependent on growth in the size of the agency force. The American Income agent count rose 26% to 5,104 at March 31, 2012 over the prior year (4,039). The count was also up 17% over the count at December 31, 2011 (4,381). The American Income Agency has been focusing on growing and strengthening middle management to support the growth of the agency force.

The Liberty National Exclusive Agency markets primarily life insurance and supplemental health insurance, focusing primarily on middle-income customers. Life premium income for this agency was $72 million in the 2012 period, a 2% decline compared with $73 million in the 2011 period. First-year collected premium declined 16% to $7 million.

Net sales for the Liberty Agency declined 22% to $7 million. Liberty had 1,276 producing agents at March 31, 2012, compared with 1,844 a year earlier, a decline of 31%. The agent count declined 5% since December 31, 2011, when it stood at 1,345. However, the agent count steadily increased during the last half of the first quarter of 2012 after reaching a low of 1,228 agents in the middle of February. The decrease in agent count over the prior twelve months is due to a number of factors, one of which was the closing of several offices which had poor production. Decreases were also a result of certain agent compensation issues which resulted in the departure of a number of the less productive agents. While these modifications caused a loss of agents, they resulted in improved persistency and margins, and have contributed to Torchmark’s overall improvement in life insurance margins. Additionally, we have changed the cost structure of this agency to a more commission-driven model, which we believe will also increase the profitability of new sales.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $59 million of life premium income, or 13% of Torchmark’s total in the 2012 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2012		2011		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%

Premium and policy charges	$451,878	100	$430,657	100	$21,221	5
Net policy obligations	172,275	38	166,025	39	6,250	4
Commissions and acquisition expense*	153,468	34	152,912	35	556	0

Insurance underwriting income before other income and administrative expense	$126,135	28	$111,720	26	$14,415	13

*	2011 expense has been restated as a result of the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard. The restatement resulted in a reduction in the amortization of acquisition expense of $13 million and the addition of non-deferred acquisition expense of $20 million, for a net reduction in margin of $7 million in 2011.

Reported margins for our life insurance business have been negatively affected by the adopted accounting rule described in Note F which was adopted for all periods presented and has the effect of delaying the recognition of profitability on our insurance products. The recognition is delayed because we are no longer allowed to capitalize certain acquisition costs which were deferrable under previous accounting guidance. These costs that we no longer defer are included in the chart above under the caption “Commissions and acquisition expense” and were $14.7 million in 2012 and $20.0 million in 2011. While the recognition of profits are now delayed, ultimate profitability on our business is not affected by the change in accounting.

Life insurance underwriting income before insurance administrative expense was $126 million, increasing 13%. As a percentage of premium, underwriting income rose from 26% to 28% in 2012. Growth in underwriting income was caused partially by premium growth but also by reductions in certain acquisition expenses. There was also a slight improvement in the obligation ratio in 2012.

In 2011, we implemented several initiatives designed to further improve life insurance lapse ratios. Based on initial results, we continue to expect this program to increase conservation of life in-force premium.

Health insurance, comparing the first three months of 2012 with the first three months of 2011. Health premium accounted for 36% of our total premium in the 2012 period, while the health underwriting margin accounted for 27% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Health insurance sold by Torchmark includes primarily Medicare Supplement and Medicare Part D prescription drug coverage to enrollees in the federal Medicare program, along with limited-benefit cancer and accident coverage. All health coverage plans other than Medicare Supplement and Medicare Part D are classified here as limited-benefit plans. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2012 period was $255 million, increasing 6%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$8,351		$10,740		$(2,389)	(22)
Medicare Supplement	68,202		69,397		(1,195)	(2)

	76,553	42	80,137	42	(3,584)	(4)

Liberty National Exclusive Agency
Limited-benefit plans	42,616		46,501		(3,885)	(8)
Medicare Supplement	26,955		30,977		(4,022)	(13)

	69,571	39	77,478	40	(7,907)	(10)

American Income Exclusive Agency
Limited-benefit plans	19,706		19,310		396	2
Medicare Supplement	177		197		(20)	(10)

	19,883	11	19,507	10	376	2

Direct Response
Limited-benefit plans	96		106		(10)	(9)
Medicare Supplement	14,493		14,556		(63)	0

	14,589	8	14,662	8	(73)	0

Total Health Premium (Before Part D)
Limited-benefit plans	70,769	39	76,657	40	(5,888)	(8)
Medicare Supplement	109,827	61	115,127	60	(5,300)	(5)

Total (Before Part D)	180,596	100	191,784	100	(11,188)	(6)

Medicare Part D*	74,061		49,451		24,610	50

Total Health Premium*	$254,657		$241,235		$13,422	6

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $11.8 million in 2012 and $7.9 million in 2011 receivable from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$230		$249		$(19)	(8)
Medicare Supplement	7,607		6,871		736	11

	7,837	52	7,120	50	717	10

Liberty National Exclusive Agency
Limited-benefit plans	3,247		2,415		832	34
Medicare Supplement	210		556		(346)	(62)

	3,457	23	2,971	21	486	16

American Income Exclusive Agency
Limited-benefit plans	2,185		2,499		(314)	(13)
Medicare Supplement	0		0		0	0

	2,185	14	2,499	17	(314)	(13)

Direct Response
Limited-benefit plans	72		25		47	188
Medicare Supplement	1,512		1,673		(161)	(10)

	1,584	11	1,698	12	(114)	(7)

Total Net Sales (Before Part D)
Limited-benefit plans	5,734	38	5,188	36	546	11
Medicare Supplement	9,329	62	9,100	64	229	3

Total (Before Part D)	15,063	100	14,288	100	775	5

Medicare Part D*	25,076		7,491		17,585	235

Total Net Sales *	$40,139		$21,779		$18,360	84

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$209		$669		$(460)	(69)
Medicare Supplement	6,608		6,345		263	4

	6,817	48	7,014	49	(197)	(3)

Liberty National Exclusive Agency
Limited-benefit plans	3,338		2,243		1,095	49
Medicare Supplement	332		684		(352)	(51)

	3,670	26	2,927	20	743	25

American Income Exclusive Agency
Limited-benefit plans	2,482		2,867		(385)	(13)
Medicare Supplement	0		0		0	0

	2,482	18	2,867	20	(385)	(13)

Direct Response
Limited-benefit plans	168		98		70	71
Medicare Supplement	955		1,490		(535)	(36)

	1,123	8	1,588	11	(465)	(29)

Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	6,197	44	5,877	41	320	5
Medicare Supplement	7,895	56	8,519	59	(624)	(7)

Total (Before Part D)	14,092	100	14,396	100	(304)	(2)

Medicare Part D*	31,510		7,190		24,320	338

Total First-Year Collected Premium*	$45,602		$21,586		$24,016	111

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income. Health premium, excluding Part D premium, fell 6% to $181 million in the 2012 period. Medicare Supplement premium declined 5% to $110 million, while other limited-benefit health premium decreased 8% to $71 million. Medicare Supplement provides Torchmark with the greatest amount of health premium, representing 61% of non-Part D health premium for the 2012 period, compared with 60% a year earlier.

Health net sales excluding Part D increased 5% to $15 million. Medicare Supplement net sales rose 3% to $9 million in the 2012 period. Limited-benefit net sales increased 11% to $6 million. The increase in limited-benefit health net sales was due in large part to cancer insurance sales at Liberty. Non-Part D health first-year collected premium declined 2%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of non-Part D premium income and net sales. Premium income was $77 million, representing 42% of Torchmark’s total non-Part D health premium. Net sales were $8 million, representing 52% of Torchmark’s non-Part D health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $68 million. This agency represents approximately 62% of all Torchmark Medicare Supplement premium and 82% of Medicare Supplement net sales. Net sales of Medicare Supplement products in this agency rose 11% in 2012 to $8 million. However, total health premium declined 4% from the prior year.

The Liberty National Exclusive Agency markets Medicare Supplements and limited-benefit health products including cancer insurance. This agency represented 39% of Torchmark’s non-Part D health premium income at $70 million in the 2012 three months. Net sales in this agency rose 16% in the 2012 period, due in large part to sales of a new cancer insurance product.

Discussed under the Life Insurance caption, we noted the 31% decline in agent counts at Liberty over the prior twelve months. Declines in agent counts have had a negative effect on premium income and first-year collected premium. In the 2012 period, health premium income in the Liberty Agency declined 10% from the prior year premium of $77 million. However, first-year collected premium rose 25% to $4 million, due to the cancer sales.

Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 19% of health premium excluding Part D in the 2012 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies declined 10%, from $4.2 million in 2011 to $3.8 million in 2012.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our Direct Response unit and to groups through our UA Independent Agency. As described in Note G—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 84% for the entire 2012 contract year compared with 82% for the full year 2011. We describe the differences between the segment analysis and the GAAP operating results in Note G. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2011.

Medicare Part D premium was $74 million in 2012, compared with $49 million in 2011, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 50%. Growth in premium in 2012 resulted from a new lower-cost Part D plan which qualified us to receive a large number of low-income automatic enrollees and to grow our own individual sales. The new product is priced to achieve the same underwriting margin as our existing products. At this time, we cannot predict our level of participation in the low-income automatic enrollee Part D program going forward beyond 2012.

Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2012		2011
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP

Insurance underwriting income before other income and administrative expense	$7,905	$(11,922)	$5,128	$1,338

The Medicare Part D plan is a government-sponsored program. Therefore, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31, 2012
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium

Premium and policy charges	$180,596	100	$74,061	100	$254,657	100

Net policy obligations	108,223	60	61,967	84	170,190	67
Commissions and acquisition expense	32,622	18	4,189	5	36,811	14

Insurance underwriting income before other income and administrative expense	$39,751	22	$7,905	11	$47,656	19

	Three months ended March 31, 2011
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium

Premium and policy charges	$191,784	100	$49,451	100	$241,235	100

Net policy obligations	112,826	59	41,766	85	154,592	64
Commissions and acquisition expense**	34,745	18	2,557	5	37,302	16

Insurance underwriting income before other income and administrative expense	$44,213	23	$5,128	10	$49,341	20

*	Health other than Medicare Part D.
**	2011 expense has been restated as a result of the adoption of new accounting guidance as described in Note F —Adoption of New Accounting Standard. The restatement resulted in a reduction in the amortization of acquisition expense of $11.1 million and the addition of non-deferred acquisition expense of $3.7 million in 2011.

Underwriting income for health insurance declined 3% or $2 million to $48 million. As a percentage of health premium, underwriting margins declined from 20% to 19%. Underwriting margins (excluding Part D) of $40 million also declined 10% in 2012 primarily due to the decrease in premium. Margins for Medicare Part D increased 54% in 2012 as a result of the previously-mentioned increased volume of business, as premium rose 50%.

As discussed under the caption Life Insurance, reported underwriting margins have been affected by the newly adopted accounting standard which has limited the deferral of product acquisition costs. Health margins for 2011 restated for the new guidance benefited, as the increase in non-deferred acquisition expenses caused by the new accounting of $4 million was less than the decrease in amortization expense of $11 million (from $32 million to $21 million). As noted earlier, the new guidance only affects the timing of the recognition of product profitability, and has no effect on ultimate profitability.

Annuities. While we do underwrite annuities, they represent an insignificant part of our business and are not expected to be important to our marketing strategy going forward.

Operating expenses, comparing the first three months of 2012 with the first three months of 2011. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2012		2011
	Amount	% of Premium	Amount	% of Premium

Insurance administrative expenses:
Salaries	$19,061	2.7	$18,512	2.7
Other employee costs	7,251	1.0	7,413	1.1
Other administrative costs	12,598	1.7	9,777	1.5
Legal expense - insurance	1,660	0.2	2,037	0.3

Total insurance administrative expenses	40,570	5.6	37,739	5.6

Parent company expense	1,921		2,425
Stock compensation expense	5,625		3,044
Estimated state administrative settlement	0		6,000
Loss on sale of equipment	0		979

Total operating expenses, per Consolidated Statements of Operations	$48,116		$50,187

Insurance administrative expenses:
Increase (decrease) over prior year	7.5%		1.8%

Total operating expenses:
Increase (decrease) over prior year	(4.1)%		17.6%

Insurance administrative expenses increased 7.5% when compared with the prior year period, primarily as a result of $2.8 million in increased administrative costs. Of this amount, $1.4 million of the increase resulted from the loss of a contract fee for insurance policy service. Total operating expenses declined 4% in 2012, primarily because of two 2011 non-recurring expense items. There was a charge during the period relating to a state administrative issue concerning events occurring over a period of many prior years in the pre-tax amount of $6 million. The Company does not consider items related to prior periods in its evaluation of current operating results. In addition, the Company sold aviation equipment at a loss of $979 thousand. Sales of such equipment are infrequent and are not considered part of Torchmark’s ongoing insurance operations. Stock compensation expense has increased primarily as a result of increases in the market price of Torchmark stock in 2012.

Investments (excess investment income), comparing the first three months of 2012 with the first three months of 2011. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial

Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $5.1 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2012	2011	Amount	%

Net investment income *	$179,648	$175,302	$4,346	2

Required interest on net insurance policy liabilities	(96,350)	(90,132)	(6,218)	7
Financing costs:
Interest on funded debt	(18,122)	(18,104)	(18)	0
Interest on short-term debt	(1,483)	(1,290)	(193)	15

Total financing costs	(19,605)	(19,394)	(211)	1

Excess investment income	$63,693	$65,776	$(2,083)	(3)

Excess investment income per diluted share	$0.63	$0.55	$0.08	15

Average invested assets (at amortized cost)	$11,477,696	$11,281,053	$196,643	2
Average net insurance policy liabilities **	6,868,964	6,513,828	355,136	5
Average debt and preferred securities (at amortized cost)	1,142,196	1,113,874	28,322	3

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain tax-advantaged low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note G - Business Segments. Additionally, management views our Trust Preferred Securities as consolidated debt, as also presented in Note G. GAAP requires those debt securities to be deconsolidated.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2012 period declined 3% to $64 million, primarily as a result of the low-interest environment in recent periods. However, excess investment income per share rose 15% as a result of our share purchases over the past 12 months. Net investment income rose 2% in 2012, while average fixed maturities (at amortized cost) rose 5% year over year. In the 2012 three months, fixed maturity yields averaged 6.47% on a tax-equivalent basis, compared with 6.62% a year earlier. Even though yields in the fixed-maturity portfolio were lower in the 2012 three months, we held significantly more lower-yielding short-term securities in the 2011 first quarter, so that the average yield for the entire investment portfolio rose from 6.22% to 6.26% in 2012.

Offsetting the increase in net investment income, required interest on net insurance policy liabilities increased $6 million or 7% to $96 million. The increase in required interest was higher than the 5% growth in average net interest-bearing insurance policy liabilities, as a result of an increase in the weighted-average discount rate on the net policy liabilities.

Essentially all of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance (formerly SFAS 60), which mandates that interest rate assumptions be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserves (liability) and deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on premiums received in the future from policies of that issue year, and cannot be changed.

The discount rate used for policies issued in the current year has no impact on the inforce policies issued in prior years as the rates of all prior issue years are locked in. As such, the overall discount rate for the entire inforce block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and deferred acquisition cost asset by issue year on the entire block of inforce business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our inforce business.

Financing costs rose 1% to $20 million, as a result of an increase in interest on short-term debt. Short-term interest expense rose $193 thousand, primarily as a result of an increase in fees related to our bank line and letters of credit. More information concerning short-term debt can be found in the Liquidity section of this report under the caption Short-term borrowings.

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

However, excess investment income is pressured when growth in income from the portfolio is less than that of the interest required by net policy liabilities and financing costs, such as we have experienced in recent periods. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates. We believe, however, that any decline would be relatively slow, as only 2% to 3% of fixed maturities on average are expected to run off each year over the next five years.

In response to the lower interest rates, we raised the new business premium rates on major life products. The increased premium will provide additional margin on these policies to help offset the possible future reductions in excess investment income and are not expected to have a detrimental impact on sales.

Because actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by changes in investment yields unless a loss recognition event occurs. Due to the strength of our underwriting margins and the current positive spread between the yield on our investment portfolio and the weighted-average discount rate of our inforce block, we are confident that an extended low-interest-rate environment will not cause a loss recognition event.

Investments (acquisitions), comparing the first three months of 2012 with the first three months of 2011. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2012	2011
Cost of acquisitions:
Investment-grade corporate securities	$232	$260
Taxable municipals	0	5

Total fixed-maturity acquisitions	$232	$265

Effective annual yield *	4.76%	5.99%

Average life, in years to:
Next call	29.7	27.1
Maturity	29.9	27.7
Average rating	A-	A-
* One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds in both periods, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2012 was as follows:

Invested Assets At March 31, 2012

(Dollar amounts in millions)

	Amount	% of Total

Fixed maturities (at amortized cost)	$11,081	96%
Equities (at cost)	15	0
Mortgage loans	1	0
Investment real estate	3	0
Policy loans	405	4
Other long-term investments	21	0
Short-term investments	56	0

Total	$11,582	100%

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at March 31, 2012

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value

Corporates	$8,520	$902	$(112)	$9,310	77	78
Redeemable preferred stock	1,163	30	(44)	1,149	11	10
Municipals	1,212	128	(1)	1,339	11	11
Government-sponsored enterprises	47		(1)	46		1
Governments & agencies	36	1		37		0
Residential mortgage-backed*	14	1		15		0
Collateralized debt obligations	61		(32)	29	1	0
Other asset-backed securities	28	3	(1)	30	0	0

Total fixed maturities	$11,081	$1,065	$(191)	$11,955	100	100

*	Includes GNMA’s

At March 31, 2012, fixed maturities had a fair value of $12.0 billion, compared with $11.9 billion at December 31, 2011. The net unrealized gain position in the fixed-maturity portfolio decreased from a net gain of $964 million at December 31, 2011 to a net gain of $874 million at March 31, 2012.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at March 31, 2012.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value

Financial - Life/Health/PC Insurance	$1,816	$97	$(46)	$1,867	16%	16%
Financial - Bank	1,329	43	(46)	1,326	12	11
Financial - Other	533	48	(15)	566	5	5

Subtotal Financial	3,678	188	(107)	3,759	33	32

Utilities	1,837	256	(10)	2,083	17	17
Government (US, municipal, and foreign)	1,295	129	(2)	1,422	12	12
Energy	1,215	147	0	1,362	11	11
Basic Materials	745	82	(5)	822	7	7
Consumer, Non-cyclical	550	83	(5)	628	5	5
Other Industrials	509	52	(14)	547	5	5
Communications	474	57	(10)	521	4	4
Consumer, Cyclical	393	31	(6)	418	3	4
Transportation	310	39	0	349	3	3
Collateralized debt obligations	61	0	(32)	29	0	0
Mortgage-backed Securities	14	1	0	15	0	0

Total fixed maturities	$11,081	$1,065	$(191)	$11,955	100%	100%

At March 31, 2012, approximately 50% of the fixed-maturity assets at amortized cost (49% at fair value) were in the financial and utility sectors. The balance of the portfolio is spread among 261 issuers in a wide variety of sectors.

At March 31, 2012, our net unrealized gain of $874 million consisted of gross unrealized gains of $1.1 billion offset by $191 million of gross unrealized losses. This compares with a net unrealized gain of $964 million at December 31, 2011, consisting of a gross unrealized gain of $1.2 billion and gross loss of $239 million. The financial sector had a net unrealized gain of $81 million at March 31, 2012, compared with a gain of $14 million at December 31, 2011. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at March 31, 2012 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%

Investment grade:
AAA	$472	4	$505	4
AA	1,316	12	1,429	12
A	3,073	28	3,484	29
BBB+	2,109	19	2,296	19
BBB	2,344	21	2,547	22
BBB-	1,044	9	1,064	9

Investment grade	10,358	93	11,325	95

Below investment grade:
BB	431	4	414	3
B	170	2	141	1
Below B	122	1	75	1

Below investment grade	723	7	630	5

	$11,081	100	$11,955	100

Of the $11.1 billion of fixed maturities at March 31, 2012, $10.4 billion or 93% at amortized cost were investment grade with an average rating of A-. Below-investment -grade bonds were $723 million with an average rating of B+ and were 7% of fixed maturities, compared with 6% at the end of 2011. Below-investment-grade bonds at fair value were 16% of our shareholders’ equity as of March 31, 2012. Overall, the total portfolio was rated A- based on amortized cost, as it was at the end of 2011.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first three months of 2012 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2011	$701
Downgrades by rating agencies	68
Upgrades by rating agencies	(46)
Disposals	(1)
Amortization and other	1

Balance as of March 31, 2012	$723

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities or securities backed by sub-prime or Alt-A mortgages. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have no direct exposure to European Sovereign debt.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2012	At December 31, 2011	At March 31, 2011

Average annual effective yield (1)	6.46%	6.49%	6.60%
Average life, in years, to:
Next call (2)	17.3	17.3	16.6
Maturity (2)	22.1	22.2	22.4
Effective duration to:
Next call (2), (3)	9.8	9.9	9.0
Maturity (2), (3)	11.6	11.6	11.0

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first three months of 2012 with the first three months of 2011. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2012		2011
	Amount	Per Share	Amount	Per Share

Fixed maturities and equities:
Investment sales	$3,281	$0.03	$(15,492)	$(0.13)
Investments called or tendered	2	0.00	30	0.00
Other	(29)	0.00	3	0.00

Total	$3,254	$0.03	$(15,459)	$(0.13)

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first three months of 2012, the Parent Company received $92 million of dividends and transfers from the life insurance subsidiaries. This compared with $403 million in 2011, but 2011 dividends included $305 million available from the proceeds of the 2010 sale of United Investors. For the full year 2012, dividends and transfers from the life insurance subsidiaries are expected to total approximately $472 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At March 31, 2012, the Parent Company had $53 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. We have a credit facility in place with a group of lenders which allows for unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates January 7, 2015. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at March 31, 2012.

The following table presents certain information about our short-term borrowings, all of which was commercial paper at March 31, 2012 and December 31, 2011.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	At March 31, 2012	At December 31, 2011	At March 31, 2011

Balance at end of period	$225.0	$225.0	$200.5
Annualized interest rate	.53%	.47%	.40%
Letters of credit outstanding	$198.0	$198.0	$198.0
Remaining amount available under credit line	$177.0	$177.0	$201.5

	For the three months ended
	March 31, 2012	March 31, 2011
Average balance outstanding during period	$227.8	$200.4
Daily-weighted average interest rate*	.49%	.39%
Maximum daily amount outstanding during period	$253.0	$224.0

*	Annualized

There have been no difficulties in accessing the commercial paper market under this facility during the three-month periods ending March 31, 2012 and 2011.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $284 million in the first three months of 2012, compared with $300 million in the same period of 2011. In addition to cash inflows from operations, our companies have received $3 million in investment calls and tenders and $26 million in scheduled maturities or repayments during the 2012 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $134 million at March 31, 2012, compared with $105 million at December 31, 2011 and $555 million at the end of March, 2011. At March 31, 2011, we continued to hold a significant amount of cash as a result of the uncertain conditions in financial markets. In addition to these liquid assets, the entire $12.0 billion (fair value at March 31, 2012) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of required regulatory capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of the insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and is in line with rating agency expectations for Torchmark. As of December 31, 2011, our insurance subsidiaries had a consolidated RBC ratio in excess of 325%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 325%.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $915 million at March 31, 2012, compared with $914 million at December 31, 2011. An analysis of long-term debt issues outstanding is as follows at March 31, 2012.

Long Term Debt at March 31, 2012

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value

Notes	2013	7 3/8%	$94.1	$93.9	$100.3
Senior Notes	2016	6 3/8	250.0	248.0	280.8
Senior Notes	2019	9 1/4	292.6	289.7	385.0
Notes	2023	7 7/8	165.6	163.4	202.3
Issue expenses (1)				(4.2)

Total long-term debt			802.3	790.8	968.4
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	122.8	(3)

Total			$926.0	$914.5	$1,091.2

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting standards.
(3)	Market value of the 7.1% Trust Preferred Securities, par value $120 million, which are obligations of an unconsolidated trust.’

Shareholders’ equity was $3.8 billion at March 31, 2012. This compares with $3.9 billion at December, 31, 2011 and $3.6 billion at March 31, 2011. During the twelve months since March 31, 2011, shareholders’ equity was decreased by $927 million because of share purchases. However, shareholders’ equity has also been increased by unrealized gains of $467 million after tax in the fixed-maturity portfolio, as financial markets have improved over this period of time. Net income added $516 million over the same twelve-month period.

As previously noted under the caption Highlights in this report, we acquired 1.9 million of our outstanding common shares under our share repurchase program during the first three months of 2012. These shares were acquired at a cost of $90 million ($47.77 per share), compared with purchases of 4.4 million shares at a cost of $187 million in the first three months of 2011.

During the first quarter of 2012, we declared an increase in our dividend to shareholders from $0.12 to $0.15 per share, payable May 1, 2012 and in future quarters. This increase will require approximately $8 million in additional funds in 2012.

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

Selected Financial Data

	At March 31, 2012		At December 31, 2011		At March 31, 2011
	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1,3)	GAAP	Effect of Accounting Rule Requiring Revaluation (1,3)

Fixed maturities (millions)	$11,955	$874	$11,888	$964	$10,680	$156
Deferred acquisition costs (millions)	2,951	(25)	2,917	(33)	2,885	(6)
Total assets (millions)	16,734	849	16,588	931	15,780	150
Short-term debt (millions)	225	0	225	0	200	0
Long-term debt (millions)	915	0	914	0	914	0
Shareholders’ equity (millions)	3,834	552	3,860	605	3,605	97

Book value per diluted share	38.19	5.49	37.91	5.95	30.77	0.83
Debt to capitalization (2)	22.9%	(2.9)%	22.8%	(3.1)%	23.6%	(0.5)%

Diluted shares outstanding (thousands)	100,387		101,808		117,135
Actual shares outstanding (thousands)	99,325		100,579		114,805

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
(2)	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.
(3)	The 2011 Balances have been retroactively adjusted to give effect to the adoption of the new accounting standard as described in Note F—Adoption of New Accounting Standard.

Interest coverage was 9.7 times in the 2012 three months, compared with 8.6 times in the 2011 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2012.

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

As of the end of the fiscal quarter completed March 31, 2012, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2012, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), United American was named as a defendant in purported class action litigation originally filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for non-disclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation-wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy (Form HSXC) and an individual supplemental term life insurance policy (Form RT85) from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between January 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital

Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs asserted claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs sought actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification and subsequently filed its appellate brief on April 8, 2010. On December 2, 2010, the Arkansas Supreme Court affirmed the lower court’s decision to certify the class. On January 6, 2012, the parties agreed in principal to settle the case. On January 11, 2012, the Court ordered the continuation of the trial, previously set to commence on January 17, 2012, pending notice to the class and the Court’s consideration of the agreed-upon settlement. On April 4, 2012, the parties executed a Stipulated Settlement Agreement and Release, effectuating their prior agreement as to the material settlement terms, and the Court preliminarily approved the settlement on April 9, 2012. The Court has scheduled a fairness hearing on June 29, 2012.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2012	1,118,000	$44.96	1,118,000
February 1-29, 2012	2,131,000	47.88	2,131,000
March 1-31, 2012	767,000	49.10	767,000

At its April 28, 2011 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6.  Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Mark S. McAndrew
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(32.1)	Section 1350 Certification by Mark S. McAndrew and Gary L. Coleman
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended March 31, 2012

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 9, 2012	/s/ Mark S. McAndrew
Mark S. McAndrew Chairman and Chief Executive Officer

Date: May 9, 2012	/s/ Gary L. Coleman
Gary L. Coleman, Executive Vice President & Chief Financial Officer (Principal Accounting Officer)