Form 10-Q
period 2012-06-30
TORCHMARK CORP
filed 2012-08-08
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐             No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 24, 2012
Common Stock, $1.00 Par Value	95,398,698

Index of Exhibits (Page 59).

Total number of pages included are 60.

TORCHMARK CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2012	December 31, 2011*
Assets	(Unaudited)	(As adjusted)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2012 – $11,075,086 ; 2011 – $10,924,244)	$12,308,684	$11,888,205
Equity securities, at fair value (cost: 2012 – $14,875 ; 2011 – $14,875)	16,820	17,056
Policy loans	410,801	400,914
Other long-term investments	25,510	26,167
Short-term investments	109,541	21,244

Total investments	12,871,356	12,353,586

Cash	70,666	84,113
Accrued investment income	193,445	192,325
Other receivables	308,585	253,549
Deferred acquisition costs	2,966,272	2,916,732
Goodwill	396,891	396,891
Low-income housing interests	264,664	280,955
Other assets	113,124	110,121

Total assets	$17,185,003	$16,588,272

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$9,820,893	$9,572,257
Unearned and advance premiums	71,734	69,539
Policy claims and other benefits payable	221,652	222,254
Other policyholders’ funds	92,984	92,487

Total policy liabilities	10,207,263	9,956,537
Current and deferred income taxes payable	1,460,827	1,319,853
Other liabilities	283,936	312,417
Short-term debt	319,829	224,842
Long-term debt (fair value: 2012 – $981,882 ; 2011 – $947,142)	791,066	790,571
Due to affiliates	124,421	124,421

Total liabilities	13,187,342	12,728,641

Shareholders’ equity:
Preferred stock, par value $1 per share – Authorized 5,000,000 shares; outstanding: -0- in 2012 and in 2011	0	0
Common stock, par value $1 per share – Authorized 320,000,000 shares; outstanding: (2012 – 112,312,123 issued, less 16,938,875 held in treasury and 2011 – 112,312,123 issued, less 11,732,658 held in treasury)	112,312	112,312
Additional paid-in capital	443,630	425,331
Accumulated other comprehensive income (loss)	734,379	549,916
Retained earnings	3,462,272	3,264,711
Treasury stock, at cost	(754,932)	(492,639)

Total shareholders’ equity	3,997,661	3,859,631

Total liabilities and shareholders’ equity	$17,185,003	$16,588,272

*	Derived from audited financial statements. Additionally, 2011 balances have been retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011*	2012	2011*
		(As adjusted)		(As adjusted)
Revenue:
Life premium	$450,950	$433,573	$902,828	$864,230
Health premium	254,506	238,617	520,950	487,723
Other premium	126	160	279	298

Total premium	705,582	672,350	1,424,057	1,352,251
Net investment income	175,176	173,104	349,297	344,751
Realized investment gains (losses)	4,661	31,272	9,667	8,549
Other income	376	608	697	1,055

Total revenue	885,795	877,334	1,783,718	1,706,606

Benefits and expenses:
Life policyholder benefits	292,784	277,848	583,472	556,186
Health policyholder benefits	181,037	166,423	392,129	341,693
Other policyholder benefits	10,986	10,423	21,853	20,942

Total policyholder benefits	484,807	454,694	997,454	918,821
Amortization of deferred acquisition costs	96,601	91,664	193,099	184,127
Commissions, premium taxes, and non-deferred acquisition costs	50,600	55,999	101,356	111,517
Other operating expense	47,758	46,514	95,874	96,701
Interest expense	19,649	19,411	39,320	38,871

Total benefits and expenses	699,415	668,282	1,427,103	1,350,037

Income from continuing operations before income taxes	186,380	209,052	356,615	356,569

Income taxes	(57,392)	(66,271)	(108,950)	(113,048)

Income from continuing operations	128,988	142,781	247,665	243,521

Loss on disposal of discontinued operations, net of tax	0	0	0	(599)

Net income	$128,988	$142,781	$247,665	$242,922

Basic net income per share:
Continuing operations	$1.33	$1.29	$2.51	$2.14
Discontinued operations	0.00	0.00	0.00	(0.01)

Total basic net income per share	$1.33	$1.29	$2.51	$2.13

Diluted net income per share:
Continuing operations	$1.32	$1.27	$2.48	$2.11
Discontinued operations	0.00	0.00	0.00	(0.01)

Total diluted net income per share	$1.32	$1.27	$2.48	$2.10

Dividends declared per common share	$0.15	$0.11	$0.30	$0.22

* The 2011 balances have been retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011*	2012	2011*
		(As adjusted)		(As adjusted)
Net income	$128,988	$142,781	$247,665	$242,922

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	360,468	180,776	278,837	210,211
Less: reclassification adjustment for (gains) losses on securities included in net income	(4,659)	(31,299)	(9,709)	(8,571)
Less: reclassification adjustment for amortization of (discount) and premium	(28)	(532)	(124)	(1,674)
Less: foreign exchange adjustment on securities marked to market	4,068	1,549	397	(1,617)

Unrealized gains (losses) on securities	359,849	150,494	269,401	198,349
Unrealized gains (losses) on deferred acquisition costs	(1,691)	(4,604)	6,570	(5,999)
Unrealized gains (losses) on other assets	23	(220)	1,015	(220)

Total unrealized gains (losses)	358,181	145,670	276,986	192,130
Less applicable taxes	(125,365)	(50,986)	(96,946)	(67,246)

Unrealized gains (losses), net of tax	232,816	94,684	180,040	124,884

Foreign exchange translation adjustments	(2,966)	1,356	(88)	2,227
Less applicable taxes	896	(474)	(111)	(777)

Foreign exchange translation adjustments, net of tax	(2,070)	882	(199)	1,450

Amortization of pension costs	3,603	3,042	7,109	6,084
Less applicable taxes	(1,260)	(1,063)	(2,487)	(2,129)

Amortization of pension costs, net of tax	2,343	1,979	4,622	3,955

Other comprehensive income (loss)	233,089	97,545	184,463	130,289

Comprehensive income (loss)	$362,077	$240,326	$432,128	$373,211

*	The 2011 balances have been retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
Cash provided from operations	$447,131	$452,733

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	131,027	126,523
Fixed maturities available for sale—matured, called, and repaid	155,637	301,010
Other long-term investments	631	14,650

Total investments sold or matured	287,295	442,183
Investments acquired:
Fixed maturities	(429,747)	(696,940)
Other long-term investments	(1,077)	0

Total investments acquired	(430,824)	(696,940)

Net increase in policy loans	(9,887)	(9,218)
Net (increase) decrease in short-term investments	(88,297)	196,272
Net change in payable or receivable for securities	36,812	2,832
Disposition of properties	57	2,755
Additions to properties	(2,681)	(1,399)
Investment in low-income housing interests	(48,359)	(22,836)

Cash used for investment activities	(255,884)	(86,351)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	103,275	54,499
Net borrowings (repayments) of commercial paper	94,987	980
Excess tax benefit from stock option exercises	10,254	6,924
Acquisition of treasury stock	(389,643)	(664,344)
Cash dividends paid to shareholders	(26,985)	(24,788)
Net receipts (withdrawals) from deposit product operations	5,091	(13,747)

Cash provided by (used for) financing activities	(203,021)	(640,476)

Effect of foreign exchange rate changes on cash	(1,673)	(1,355)

Net increase (decrease) in cash	(13,447)	(275,449)
Cash at beginning of year	84,113	365,679

Cash at end of period	$70,666	$90,230

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2012, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2012 and 2011. The interim period consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in Exhibit 99.1 of Form 8-K filed on June 29, 2012.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	96,896,301	111,010,134	98,482,330	113,897,688
Weighted average dilutive options outstanding	929,700	1,821,074	1,200,550	1,824,323

Diluted weighted average shares outstanding	97,826,001	112,831,208	99,682,880	115,722,011

Antidilutive shares *	160,000	1,075,248	113,407	1,144,232

* Antidilutive shares are excluded from the calculation of diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component:

Components of Post-Retirement Benefit Costs

	Three Months ended June 30
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$2,690	$2,339	$120	$218
Interest cost	4,145	4,025	256	250
Expected return on assets	(4,117)	(3,896)	0	0
Prior service cost	515	518	0	0
Net actuarial (gain)/loss	2,992	2,395	0	(268)

Net periodic benefit cost	$6,225	$5,381	$376	$200

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$5,381	$4,678	$244	$466
Interest cost	8,297	8,051	513	502
Expected return on assets	(8,237)	(7,926)	0	0
Prior service cost	1,031	1,037	0	0
Net actuarial (gain)/loss	5,958	4,790	0	(404)

Net periodic benefit cost	$12,430	$10,630	$757	$564

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for the defined-benefit pension plans at June 30, 2012 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2012		December 31, 2011

	Amount	%	Amount	%

Corporate debt	$158,293	58.1	$159,759	61.9
Other fixed maturities	340	0.1	348	0.1
Equity securities	89,698	32.8	79,459	30.8
Short-term investments	10,385	3.8	3,767	1.5
Guaranteed annuity contract	12,633	4.6	12,745	4.9
Other	1,707	0.6	1,989	0.8

Total	$273,056	100.0	$258,067	100.0

The liability for the funded defined-benefit pension plans was $282 million at December 31, 2011. Cash contributions of $6 million were made to the qualified pension plans during the six months ended June 30, 2012. Torchmark does not plan to make any further cash contributions during the remainder of 2012. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At June 30, 2012, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $50 million, compared with $43 million at year end 2011. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart of plan assets above. The liability for the unqualified pension plan was $50 million at December 31, 2011.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at June 30, 2012 is as follows:

PORTFOLIO COMPOSITION AS OF JUNE 30, 2012

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$29,677	$1,473	$(9)	$31,141	1%
States, municipalities, and political subdivisions	1,213,004	160,016	(415)	1,372,605	11
Foreign governments	21,738	1,135	0	22,873	0
Corporates	8,593,737	1,193,283	(89,954)	9,697,066	79
Collateralized debt obligations	62,495	0	(32,538)	29,957	0
Other asset-backed securities	37,000	2,665	(1,275)	38,390	0
Redeemable preferred stocks	1,117,435	32,878	(33,661)	1,116,652	9

Total fixed maturities	11,075,086	1,391,450	(157,852)	12,308,684	100%

Equity securities	14,875	1,999	(54)	16,820

Total fixed maturities and equity securities	$11,089,961	$1,393,449	$(157,906)	$12,325,504

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at June 30, 2012 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$76,832	$79,363
Due from one to five years	465,380	500,769
Due from five to ten years	708,106	792,598
Due from ten to twenty years	2,504,770	2,800,162
Due after twenty years	7,215,861	8,062,238
Mortgage-backed and asset-backed securities	104,137	73,554

	$11,075,086	$12,308,684

Selected information about sales of fixed maturities is as follows:

For the six months ended June 30,
	2012	2011
Proceeds from sales	$133,079	$126,523
Gross realized gains	8,862	11,084
Gross realized losses	(240)	(24,323)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis:

FAIR VALUE MEASUREMENTS AT JUNE 30, 2012 USING:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$31,141	$0	$31,141
States, municipalities, and political subdivisions	0	1,372,605	0	1,372,605
Foreign governments	0	22,873	0	22,873
Corporates	43,498	9,614,687	38,881	9,697,066
Collateralized debt obligations	0	0	29,957	29,957
Other asset-backed securities	0	31,238	7,152	38,390
Redeemable preferred stocks	192,653	923,999	0	1,116,652

Total fixed maturities	236,151	11,996,543	75,990	12,308,684
Equity securities	15,995	86	739	16,820

Total fixed maturities and equity securities	$252,146	$11,996,629	$76,729	$12,325,504

Percent of total	2.1%	97.3%	0.6%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

As of June 30, 2012, fair value measurements classified as Level 3 represented 0.6% of total fixed maturities and equity securities, compared with 0.4% at December 31, 2011.

Other-Than-Temporary Impairments:

There were no other-than-temporary impairments during the six months ending June 30, 2012. In the prior year period, Torchmark recorded an other-than-temporary impairment of $20 thousand ($13 thousand after tax).

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at June 30, 2012. Torchmark considers these investments not to be other-than-temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At June 30, 2012

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$5,236	$(8)	$31	$(1)	$5,267	$(9)
States, municipalities, and political subdivisions	0	0	17,550	(415)	17,550	(415)
Foreign governments	0	0	0	0	0	0
Corporates	245,694	(7,047)	631,148	(82,907)	876,842	(89,954)
Collateralized debt obligations	0	0	29,957	(32,538)	29,957	(32,538)
Other asset-backed securities	8,260	(22)	7,152	(1,253)	15,412	(1,275)
Redeemable preferred stocks	130,419	(1,789)	334,511	(31,872)	464,930	(33,661)

Total fixed maturities	389,609	(8,866)	1,020,349	(148,986)	1,409,958	(157,852)
Equity securities	86	(13)	309	(41)	395	(54)

Total fixed maturities and equity securities	$389,695	$(8,879)	$1,020,658	$(149,027)	$1,410,353	$(157,906)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of June 30, 2012	87	96	183
As of December 31, 2011	117	93	210

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,360 issues at June 30, 2012 and 1,373 issues at December 31, 2011. The weighted average quality rating of all unrealized loss positions as of June 30, 2012 was BBB-. Even though Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired until they mature due to the strong and stable cash flows generated by its insurance products.

Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at June 30, 2012 and December 31, 2011, with no change to this balance during any period presented.

Note E—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three months ended June 30,				Six months ended June 30
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income taxes	$65,233	35.0	$73,168	35.0	$124,815	35.0	$124,799	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(869)	(0.5)	(847)	(0.4)	(1,737)	(0.5)	(1,693)	(0.5)
Low-income housing investments	(7,332)	(3.9)	(5,060)	(2.4)	(14,578)	(4.1)	(10,118)	(2.8)
Other	360	0.2	(990)	(0.5)	450	0.1	60	0.0

Income tax expense	$57,392	30.8	$66,271	31.7	$108,950	30.5	$113,048	31.7

The effective income tax rate for the three and six month periods ended June 30, 2012 differed from the effective income tax rate for the same periods ended June 30, 2011 primarily as a result of the Company’s low-income housing tax credit investments.

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

Torchmark has adopted the new guidance retroactively, as permitted, meaning the deferred acquisition cost has been written down to a level as if the new guidance had been in effect in prior periods. The reduction in acquisition cost deferrals have caused commissions and expenses to increase. However, as a result of the retroactive writedown, the amortization of previously deferred costs decreased, offsetting the impact of the increased expenses. The method of amortization has not changed due to the adoption. The retroactive adoption of the standard caused the deferred acquisition cost asset to be reduced by $537 million at January 1, 2011 and $568 million at December 31, 2011, while stockholders’ equity was reduced by $349 million and $369 million at January 1, 2011 and December 31, 2011, respectively. Net income for the first six months of 2011 was reduced by $12 million and 2011 first six months earnings per diluted share were reduced by $0.10. The adoption of this guidance causes a delay in the recognition of underwriting profit on newly issued business, but not the ultimate profitability of that business. The adoption had no impact on Torchmark’s cash flows, liquidity, or the statutory earnings of its insurance subsidiaries.

The new guidance further limits the deferral of certain advertising costs associated with the Direct Response operation. Costs related to advertising are generally charged to expense as incurred. However, certain direct response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of deferred acquisition costs. They are amortized in the same manner as other deferred acquisition costs. Direct response advertising costs charged to earnings and included in other operating expense were $8.2 million in the first six months of 2012, compared with $7.3 million in the same period of 2011. Capitalized advertising costs were $1.02 billion at June 30, 2012, compared with $1.00 billion at December 31, 2011.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Adoption of New Accounting Standard (continued)

A roll forward presenting an analysis of the changes in the deferred acquisition costs balances for the 2012 and 2011 periods is as follows:

Deferred Acquisition Costs

	Six months ended June 30,
	2012	2011(1)
Balance at beginning of year	$2,916,732	$2,869,546
Additions:
Deferred during period:
Commissions	151,360	139,699
Other expenses	84,632	79,290

Total deferred	235,992	218,989
Adjustment attributable to unrealized investment losses (2)	6,571	0
Foreign exchange adjustment	76	1,667

Total additions	242,639	220,656
Deductions:
Amortized during period	(193,099)	(184,127)
Adjustment attributable to unrealized investment gains (2)	0	(5,999)

Total deductions	(193,099)	(190,126)

Balance at end of period	$2,966,272	$2,900,076

(1)	The 2011 balances have been retroactively adjusted to give effect to the adoption of the new accounting guidance.
(2)	Represents amounts pertaining to investments relating to universal life-type products.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE G—Business Segments

Torchmark is comprised of life insurance companies which primarily market individual life and supplemental health insurance products through niche distribution systems to middle income Americans. To a limited extent, the Company also markets fixed annuities. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health, and annuity. Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations (claims incurred and change in reserves), commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive agencies.

The investment segment includes the management of the investment portfolio, debt, and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the required interest on net policy liabilities and financing costs. Financing costs include the interest on Torchmark’s debt. Other income and insurance administrative expense are classified in a separate “Other” segment.

The majority of the Company’s required interest on net policy liabilities (benefit reserves less the deferred acquisition cost asset) is not credited to policyholder accounts. Instead, it is an actuarial assumption for discounting cash flows in the computation of benefit reserves and the amortization of the deferred acquisition cost asset. Required interest related to the net policy liabilities is not included in the various insurance underwriting segments but is shown in the investment segment as a reduction to net investment income. We believe this presentation facilitates a more meaningful analysis of the Company’s underwriting and investment performance as the underwriting results are based on premiums, claims and expenses and are not affected by unanticipated fluctuations in investment yields.

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

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows:

	Six Months Ended
	June 30,
	2012	2011
Benefit costs deferred	$32,640	$17,903
Government risk-sharing premium adjustment	(11,274)	(12,248)

Pre-tax addition to segment interim period income	$21,366	$5,655

After tax amount	$13,888	$3,676

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

During the first quarter of 2011, Torchmark sold aviation equipment for a pretax loss of $979 thousand ($636 thousand after tax). Also during the first six months of 2011, Torchmark accrued an estimated liability for a state administrative settlement involving issues arising over many years in the pretax amount of $6 million ($3.9 million after tax). Management removes items such as these that are related to prior periods or are one-time non-operating sales transactions when analyzing its segment profitability. As such, these items are presented as reconciling items to arrive at pre-tax income from continuing operations in the 2011 period.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2012
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$902,828	$509,676	$279			$11,274	(1)	$1,424,057
Net investment income				$360,329		(11,032	)(2,5)	349,297
Other income					$865	(168	)(4)	697

Total revenue	902,828	509,676	279	360,329	865	74		1,774,051

Expenses:
Policy benefits	583,472	359,489	21,853			32,640	(1)	997,454
Required interest on:
Policy reserves	(238,656)	(18,700)	(29,766)	287,122				0
Deferred acquisition costs	81,814	9,196	1,177	(92,187)				0
Amortization of acquisition costs	155,649	32,243	5,207					193,099
Commissions, premium taxes, and non-deferred acquisition costs	70,254	31,234	36			(168	)(4)	101,356
Insurance administrative expense (3)					80,427			80,427
Parent expense					4,210			4,210
Stock compensation expense					11,237			11,237
Interest expense				39,188		132	(2)	39,320

Total expenses	652,533	413,462	(1,493)	234,123	95,874	32,604		1,427,103

Subtotal	250,295	96,214	1,772	126,206	(95,009)	(32,530)		346,948
Nonoperating items						21,366	(1)	21,366
Amortization of low-income housing						11,164	(5)	11,164

Measure of segment profitability (pretax)	$250,295	$96,214	$1,772	$126,206	$(95,009)	$0		379,478

Deduct applicable income taxes								(124,209)

Segment profits after tax								255,269
Add back income taxes applicable to segment profitability								124,209
Add (deduct) realized investment gains (losses)								9,667
Deduct Part D adjustment (1)								(21,366)
Deduct amortization of low-income housing (5)								(11,164)

Pretax income from continuing operations per Consolidated Statement of Operations								$356,615

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations*

	For the six months ended June 30, 2011
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$864,230	$475,475	$298			$12,248	(1)	$1,352,251
Net investment income				$352,060		(7,309	)(2.5)	344,751
Other income					$1,240	(185	)(4)	1,055

Total revenue	864,230	475,475	298	352,060	1,240	4,754		1,698,057
Expenses:
Policy benefits	556,186	323,790	20,942			17,903	(1)	918,821
Required interest on:
Policy reserves	(226,155)	(18,245)	(27,705)	272,105				0
Deferred acquisitions costs	79,152	9,565	1,339	(90,056)				0
Amortization of acquisition costs	148,004	31,601	4,522					184,127
Commissions, premium taxes, and non-deferred acquisition costs	78,901	32,767	34			(185	)(4)	111,517
Insurance administrative expense (3)					77,909	6,979	(6.7)	84,888
Parent expense					4,811			4,811
Stock compensation expense					7,002			7,002
Interest expense				38,739		132	(2)	38,871

Total expenses	636,088	379,478	(868)	220,788	89,722	24,829		1,350,037

Subtotal	228,142	95,997	1,166	131,272	(88,482)	(20,075)		348,020
Nonoperating items						12,634	(1,6,7)	12,634
Amortization of low-income housing						7,441	(5)	7,441

Measure of segment profitability (pretax)	$228,142	$95,997	$1,166	$131,272	$(88,482)	$0		368,095

Deduct applicable income taxes								(121,919)

Segment profits after tax								246,176

Add back income taxes applicable to segment profitability	121,919
Add (deduct) realized investment gains (losses)	8,549
Deduct Part D adjustment (1)	(5,655)
Deduct amortization of low-income housing (5)	(7,441)
Deduct estimated state administrative settlement expense (6)	(6,000)
Deduct loss on sale of equipment (7)	(979)

Pretax income from continuing operations per Consolidated Statement of Operations	$356,569

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(6)	Estimated state administrative settlement expense.
(7)	Loss on sale of equipment.

*	The 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2012	2011*	Amount	%
Life insurance	$250,295	$228,142	22,153	10
Health insurance	96,214	95,997	217
Annuity	1,772	1,166	606
Investment	126,206	131,272	(5,066)	(4)
Other:
Other income	865	1,240	(375)	(30)
Administrative expense	(80,427)	(77,909)	(2,518)	3
Corporate and adjustments	(15,447)	(11,813)	(3,634)	31

Pretax total	379,478	368,095	11,383	3
Applicable taxes	(124,209)	(121,919)	(2,290)	2

Total	255,269	246,176	9,093	4
Reconciling items, net of tax:
Realized gains (losses)–Investments	6,284	5,557	727
Loss on disposal of discontinued operations	0	(599)	599
Part D adjustment	(13,888)	(3,676)	(10,212)
Estimated state administrative settlement	0	(3,900)	3,900
Loss on sale of equipment	0	(636)	636

Net income	$247,665	$242,922	$4,743	2

*	The 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

Note H—Acquisition

On July 31, 2012, Torchmark signed a definitive agreement to acquire Family Heritage Life Insurance Company of America (Family Heritage), a privately-held supplemental health insurance provider. The purchase price will be approximately $218.5 million, subject to closing adjustments. The transaction will be funded internally with cash from Torchmark’s insurance subsidiaries and is expected to close early in the fourth quarter of 2012. Family Heritage was founded in 1989 and is headquartered in Cleveland, Ohio. It is a specialty insurer focused primarily on selling protection-oriented individual supplemental health insurance products through a captive agency force.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Acquisition. As disclosed in Note H—Acquisition, Torchmark signed a definitive agreement to acquire Family Heritage for approximately $218.5 million, subject to closing adjustments. As noted, Family Heritage is a specialty insurer focused primarily on selling individual supplemental health insurance products through a captive agency force. We expect that the addition of this acquisition will be accretive to earnings and earnings per share. We expect the transaction to have a minimal effect, if any, on our share repurchase program and the regulatory capital ratios of the insurance subsidiaries.

Family Heritage has approximately 1,200 captive sales agents, over 223,000 policies in force, and is licensed in all 50 states except New York. Direct written premium in 2011 was $162 million. We believe that Family Heritage with its emphasis on selling protection-oriented individual supplemental health insurance to middle-income families is an excellent fit with Torchmark’s existing business.

Effect of New Accounting Standard. As discussed in Note F – Adoption of New Accounting Standard, Torchmark adopted ASU 2010-26, a new accounting rule concerning the deferral of policy acquisition costs. Note F describes the effect that this new guidance has on Torchmark. The new standard was adopted effective January 1, 2012, but was adopted retroactively, meaning that all prior periods give effect to the change as if we had always accounted for deferred acquisition costs under the new guidance. Therefore, the results for prior periods presented in this discussion have been restated as if the new rule had been in effect in those periods.

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the six-month periods ended June 30, 2012 and 2011. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2012 with the same period of 2011, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note G—Business Segments.

Highlights, comparing the first six months of 2012 with the first six months of 2011. Net income per diluted share increased 18% to $2.48 from $2.10. Included in net income in both 2012 and 2011 were realized investment gains of approximately $6 million after tax, or $.06 per share in 2012 compared with $.05 per share in 2011. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report. Earnings in 2011 were also negatively affected by two non-operating charges, a charge for a state administrative matter in the estimated after tax amount of $3.9 million ($.03 per share) and the loss on sale of aviation equipment of $636 thousand after tax ($.01 per share).

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

Total premium income rose 5% in 2012 to $1.4 billion. Total net sales rose 24% to $252 million. After adjusting for the increased sales of Medicare Part D in 2012, largely affected by the addition of automatic enrollees discussed later in this report, net sales rose 6% to $205 million. First-year collected premium increased 36% to $226 million for the period. Excluding the increase in Part D first-year premium, the increase was 5%.

Life insurance premium income grew 4% to $903 million. Life net sales increased 6% to $177 million, as three of our four distribution units experienced increases. First-year collected life premium rose 5% to $129 million. Life underwriting margins increased 10% to $250 million.

Health insurance premium income, excluding Medicare Part D, declined 5% to $358 million. Health net sales, excluding Part D, increased 3% to $28 million for the six months, as a result of increased sales of Medicare Supplement policies and sales of a new cancer product at Liberty. First-year collected health premium, excluding Part D, rose 4% to $30 million for the period. Health premium continued to be restrained by the decline in the in force balance of certain health products that we discontinued selling in 2010.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $152 million in 2012 compared with $98 million in 2011, an increase of 55%. This increase was due to the addition of a large number of low-income automatic enrollees into our Part D program in 2012.

As explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $13.9 million after-tax charge to earnings in 2012 ($.14 per share) and a $3.7 million charge in 2011 ($.03 per share). We expect our 2012 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2011 and prior years. For this reason, there should be no differences in our segment versus financial statement reporting by year end 2012, as it relates to Medicare Part D. The increase in this adjustment in 2012 resulted from the addition of the automatic enrollees in Part D as noted above.

Excess investment income per diluted share increased 12% to $1.27, while excess investment income declined 4% to $126 million. The increase in per share excess investment income in relation to the dollar amount resulted from the significant number of shares purchased over the past twelve months, as discussed later in this report. Net investment income rose $8 million, or 2%. Our average investment portfolio at amortized cost grew 3%. The average effective yield on the fixed-maturity portfolio, which represents 95% of our investments at amortized cost, was 6.46% in the 2012 period, compared with 6.59% in the prior period. Excess investment income has been negatively affected by the low-interest-rate environment in financial markets during recent periods. Excess investment income declined despite the $8 million increase in net investment income, because of the $13 million or 7% increase in required interest on net insurance policy liabilities, as discussed under the caption Investments (excess investment income) later in this report. Financing costs also rose 1% in the period to $39 million.

In the first six months of 2012, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.64%, compared with 5.84% in the same period of 2011. Our fixed maturity portfolio yield was 6.42% (as of June 30, 2012) and the portfolio had an average rating of BBB+. Over 93% of the portfolio at amortized cost was investment grade at June 30, 2012. Cash and short-term investments were $180 million at that date, compared with $105 million at December 31, 2011.

The unrealized gain position in our fixed-maturity portfolio grew during the first six months of 2012 from a net unrealized gain of $964 million at year end 2011 to a net unrealized gain position of $1.2 billion at June 30, 2012, primarily as a result of lower interest rates. The fixed-maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have no direct exposure to European sovereign debt.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their August, 2012 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the six-month periods ended June 30, 2012 and 2011.

ANALYSIS OF SHARE PURCHASES

(Amounts in thousands)

	For the six months ended June 30,
	2012			2011
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	5,761	$273,840	$47.53	13,989	$602,247	$43.05
Option exercise proceeds	2,461	115,803	47.06	1,436	62,097	43.25

Total	8,222	$389,643	$47.39	15,425	$664,344	$43.07

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first six months of 2012 with the first six months of 2011. Life insurance is our predominant segment, representing 64% of premium income and 72% of insurance underwriting margin in the first six months of 2012. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 4% to $903 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$324,884	36	$297,008	34	$27,876	9
Direct Response	318,954	35	302,232	35	16,722	6
Liberty National Exclusive Agency	142,441	16	145,669	17	(3,228)	(2)
Other Agencies	116,549	13	119,321	14	(2,772)	(2)

Total Life Premium	$902,828	100	$864,230	100	$38,598	4

Net sales, defined earlier in this report as an indicator of new business production, rose 6% to $177 million. Three of our four distribution groups had increases in net sales over the prior year period. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$78,467	44	$69,025	41	$9,442	14
Direct Response	77,623	44	72,907	44	4,716	6
Liberty National Exclusive Agency	15,446	9	19,215	12	(3,769)	(20)
Other Agencies	5,546	3	5,482	3	64	1

Total Life Net Sales	$177,082	100	$166,629	100	$10,453	6

First-year collected life premium, defined earlier in this report, was $129 million in the 2012 period, rising 5%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$62,068	48	$55,541	45	$6,527	12
Direct Response	48,749	38	46,338	38	2,411	5
Liberty National Exclusive Agency	13,694	10	16,428	13	(2,734)	(17)
Other Agencies	4,749	4	4,822	4	(73)	(2)

Total	$129,260	100	$123,129	100	$6,131	5

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency is the largest contributor to life premium of any of Torchmark’s distribution systems at 36% of Torchmark’s total life premium. This group produced premium income of $325 million, an increase of 9%. This agency is also our fastest growing life insurance agency on the basis of premium growth. Net sales rose 14% to $78 million, while first-year collected premium rose 12% to $62 million. Increases in sales in our captive agencies are highly dependent on growth in the size of the agency force. The American Income agent count rose 23% to 5,318 at June 30, 2012 over the prior year (4,332). The count was also up 21% over the count at December 31, 2011 (4,381). The American Income Agency has been focusing on growing and strengthening middle management to support the growth of the agency force.

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

Direct Response’s life premium income rose 6% to $319 million, representing 35% of Torchmark’s total life premium in 2012. Net sales for this group of $78 million increased 6%. First-year collected premium gained 5% to $49 million.

The Liberty National Exclusive Agency markets primarily life insurance and supplemental health insurance, focusing primarily on middle-income customers. Life premium income for this agency was $142 million in the 2012 period, a 2% decline compared with $146 million in the 2011 period. First-year collected premium declined 17% to $14 million.

Net sales for the Liberty Agency declined 20% to $15 million. Liberty had 1,355 producing agents at June 30, 2012, compared with 1,792 a year earlier, a decline of 24%. However, the agent count rose 1% since December 31, 2011, when it stood at 1,345, and has risen 6% over the prior quarter. Decreases in agent counts prior to 2012 have been due to a number of factors, including the closing of several offices which had poor production as well as certain agent compensation issues which resulted in the departure of a number of the less productive agents. While these factors caused a loss of agents, they have resulted in improved persistency and margins, and have contributed to Torchmark’s overall improvement in life insurance margins. Additionally, we have changed the cost structure of this agency to a more commission-driven model, which we believe will also increase the profitability of new sales.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $117 million of life premium income, or 13% of Torchmark’s total in the 2012 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2012		2011		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$902,828	100	$864,230	100	$38,598	4
Net policy obligations	344,816	38	330,031	38	14,785	4
Commissions and acquisition expense *	307,717	34	306,057	36	1,660	1

Insurance underwriting income before other income and administrative expense	$250,295	28	$228,142	26	$22,153	10

*

2011 expense has been retrospectively adjusted as a result of the adoption of new accounting guidance as described in Note F — Adoption of New Accounting Standard. The restatement resulted in a reduction in the amortization of acquisition expense of $25 million and the addition of non-deferred acquisition expense of $41 million, for a net reduction in margin of $16 million in 2011.

Reported margins for our life insurance business have been negatively affected by the adopted accounting rule described in Note F which was adopted for all periods presented and has the effect of delaying the recognition of profitability on our insurance products. The recognition is delayed because we are no longer allowed to capitalize certain acquisition costs which were deferrable under previous accounting guidance. These costs that we no longer defer are included in the chart above under the caption “Commissions and acquisition expense” and were $29 million in 2012 and $41 million in 2011. While the recognition of profits is now delayed, ultimate profitability on our business is not affected by the change in accounting.

Life insurance underwriting income before insurance administrative expense was $250 million, increasing 10%. As a percentage of premium, underwriting income rose from 26% to 28% in 2012. Growth in underwriting income was caused partially by premium growth but also by reductions in certain acquisition expenses.

In 2011, we implemented several initiatives designed to further improve life insurance lapse ratios. This program has been very successful and has continued to grow. We anticipate that it will conserve approximately $31 million of additional annualized life premium during 2012.

Health insurance, comparing the first six months of 2012 with the first six months of 2011. Health premium accounted for 36% of our total premium in the 2012 period, while the health underwriting margin accounted for 28% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Health insurance sold by Torchmark includes primarily Medicare Supplement and Medicare Part D prescription drug coverage to enrollees in the federal Medicare program, along with limited-benefit cancer and accident coverage. All health coverage plans other than Medicare Supplement and Medicare Part D are classified here as limited-benefit plans. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2012 period was $510 million, increasing 7%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$15,479		$20,014		$(4,535)	(23)
Medicare Supplement	136,885		137,733		(848)	(1)

	152,364	43	157,747	42	(5,383)	(3)
Liberty National Exclusive Agency
Limited-benefit plans	83,428		91,044		(7,616)	(8)
Medicare Supplement	52,804		60,262		(7,458)	(12)

	136,232	38	151,306	40	(15,074)	(10)
American Income Exclusive Agency
Limited-benefit plans	39,323		38,876		447	1
Medicare Supplement	356		415		(59)	(14)

	39,679	11	39,291	10	388	1
Direct Response
Limited-benefit plans	180		199		(19)	(10)
Medicare Supplement	29,046		28,622		424	1

	29,226	8	28,821	8	405	1
Total Health Premium (Before Part D)
Limited-benefit plans	138,410	39	150,133	40	(11,723)	(8)
Medicare Supplement	219,091	61	227,032	60	(7,941)	(3)

Total (Before Part D)	357,501	100	377,165	100	(19,664)	(5)

Medicare Part D *	152,175		98,310		53,865	55

Total Health Premium *	$509,676		$475,475		$34,201	7

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $11.3 million in 2012 and $12.2 million in 2011 receivable from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$462		$538		$(76)	(14)
Medicare Supplement	12,966		11,291		1,675	15

	13,428	48	11,829	44	1,599	14
Liberty National Exclusive Agency
Limited-benefit plans	6,758		6,206		552	9
Medicare Supplement	373		933		(560)	(60)

	7,131	26	7,139	26	(8)	0
American Income Exclusive Agency
Limited-benefit plans	4,432		5,084		(652)	(13)
Medicare Supplement	0		0		0	0

	4,432	16	5,084	19	(652)	(13)
Direct Response
Limited-benefit plans	551		694		(143)	(21)
Medicare Supplement	2,276		2,332		(56)	(2)

	2,827	10	3,026	11	(199)	(7)
Total Net Sales (Before Part D)
Limited-benefit plans	12,203	44	12,522	46	(319)	(3)
Medicare Supplement	15,615	56	14,556	54	1,059	7

Total (Before Part D)	27,818	100	27,078	100	740	3

Medicare Part D*	47,255		9,677		37,578	388

Total Net Sales*	$75,073		$36,755		$38,318	104

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$420		$1,074		$(654)	(61)
Medicare Supplement	14,449		13,098		1,351	10

	14,869	50	14,172	50	697	5
Liberty National Exclusive Agency
Limited-benefit plans	6,856		4,579		2,277	50
Medicare Supplement	632		1,235		(603)	(49)

	7,488	25	5,814	20	1,674	29
American Income Exclusive Agency
Limited-benefit plans	4,990		5,827		(837)	(14)
Medicare Supplement	0		0		0	0

	4,990	17	5,827	21	(837)	(14)
Direct Response
Limited-benefit plans	330		230		100	43
Medicare Supplement	1,882		2,391		(509)	(21)

	2,212	8	2,621	9	(409)	(16)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	12,596	43	11,710	41	886	8
Medicare Supplement	16,963	57	16,724	59	239	1

Total (Before Part D)	29,559	100	28,434	100	1,125	4

Medicare Part D*	66,902		13,903		52,999	381

Total First-Year Collected Premium*	$96,461		$42,337		$54,124	128

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income. Health premium, excluding Part D premium, fell 5% to $358 million in the 2012 period. Medicare Supplement premium declined 3% to $219 million, while other limited-benefit health premium decreased 8% to $138 million. Medicare Supplement provides Torchmark with the greatest amount of health premium, representing 61% of non-Part D health premium for the 2012 period, compared with 60% a year earlier.

Health net sales excluding Part D increased 3% to $28 million. Medicare Supplement net sales rose 7% to $16 million in the 2012 period. Limited-benefit net sales decreased 3% to $12 million. Non-Part D health first-year collected premium rose 4%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of non-Part D premium income and net sales. Premium income was $152 million, representing 43% of Torchmark’s total non-Part D health premium. Net sales were $13 million, or 48% of Torchmark’s non-Part D health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $137 million. This agency represents approximately 62% of all Torchmark Medicare Supplement premium and 83% of Medicare Supplement net sales. Net sales of Medicare Supplement products in this agency rose 15% in 2012. While Medicare Supplement premium declined 1%, total health premium declined 3% from the prior year period.

The Liberty National Exclusive Agency markets Medicare Supplement products and limited-benefit health products including cancer insurance. This agency represented 38% of Torchmark’s non-Part D health premium income at $136 million in the 2012 six months. Net health sales in this agency were flat in the 2012 period at $7 million. However, limited-benefit product sales rose 9%.

Discussed under the Life Insurance caption, we noted the 24% decline in agent counts at Liberty over the prior twelve months. Declines in agent counts have also had a negative effect on health net sales and premium income. In the 2012 period, health premium income in the Liberty Agency declined 10% from the prior year premium of $151 million. However, first-year collected premium rose 29% to $7.5 million, due to the increase in cancer sales.

Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 19% of health premium excluding Part D in the 2012 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies declined 10%, from $8.1 million in 2011 to $7.3 million in 2012.

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

Medicare Part D premium was $152 million in 2012, compared with $98 million in 2011, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 55%. Growth in premium in 2012 resulted from a new lower-cost Part D plan which qualified us to receive a large number of low-income automatic enrollees and to grow our own individual sales. The new product is priced to achieve the same underwriting margin as our existing products. Because of the structure of this government program, we will not know our level of participation in the low-income automatic enrollee Part D program for 2013 until later in the third quarter of 2012.

Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2012		2011
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$16,121	$(5,245)	$10,730	$5,075

The Medicare Part D plan is a government-sponsored program. Therefore, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30, 2012
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$357,501	100	$152,175	100	$509,676	100

Net policy obligations	212,505	60	128,284	84	340,789	67
Commissions and acquisition expense	64,903	18	7,770	5	72,673	14

Insurance underwriting income before other income and administrative expense	$80,093	22	$16,121	11	$96,214	19

	Six months ended June 30, 2011
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$377,165	100	$98,310	100	$475,475	100
Net policy obligations	223,006	59	82,539	84	305,545	64
Commissions and acquisition expense**	68,892	18	5,041	5	73,933	16

Insurance underwriting income before other income and administrative expense	$85,267	23	$10,730	11	$95,997	20

*	Health other than Medicare Part D.
**	2011 expense has been retrospectively adjusted as a result of the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard. The restatement resulted in a reduction in the amortization of acquisition expense of $22.1 million and the addition of non-deferred acquisition expense of $7.4 million in 2011.

Underwriting income for health insurance rose slightly to $96 million. Medicare Part D underwriting income was up $5 million or 50%, while non-Part D health underwriting income declined $5 million or 6% to $80 million in the period. The 2012 decline in health margins (excluding Part D) was primarily the result of the decline in premium income. The increased underwriting income for Medicare Part D in 2012 was a result of the previously-mentioned increased volume of business, correlating closely with the premium increase of 55%. As a percentage of health premium, underwriting margins declined from 20% to 19%, due to the greater proportion of Medicare Part D business in 2012.

As discussed under the caption Life Insurance, reported underwriting margins have been affected by the newly adopted accounting standard which has limited the deferral of product acquisition costs. Health margins for 2011 that were retrospectively adjusted for the new accounting guidance were positively benefited, as the increase in non-deferred acquisition expenses caused by the new rules of $7 million was less than the decrease in amortization expense of $22 million (from $63 million to $41 million). As noted earlier, the new guidance only affects the timing of the recognition of product profitability, and has no effect on ultimate profitability.

Annuities. While we do underwrite annuities, they represent an insignificant part of our business and are not expected to be important to our marketing strategy going forward.

Operating expenses, comparing the first six months of 2012 with the first six months of 2011. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2012		2011
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$37,620	2.6	$37,497	2.8
Other employee costs	14,150	1.0	15,218	1.1
Other administrative costs	24,674	1.7	20,646	1.5
Legal expense—insurance	3,983	0.3	4,548	0.4

Total insurance administrative expenses	80,427	5.6	77,909	5.8

Parent company expense	4,210		4,811
Stock compensation expense	11,237		7,002
Estimated state administrative settlement	0		6,000
Loss on sale of equipment	0		979

Total operating expenses, per
Consolidated Statements of Operations	$95,874		$96,701

Insurance administrative expenses:
Increase (decrease) over prior year	3.2%		1.8%

Total operating expenses:
Increase (decrease) over prior year	(0.9)%		9.9%

Insurance administrative expenses increased $2.5 million or 3% when compared with the prior year period, primarily as a result of the $2.6 million loss of a contract fee for insurance policy service that was in place in 2011. Total operating expenses declined 1% in 2012. The decline was primarily caused by two 2011 non-recurring expense items. There was a charge during the period relating to a state administrative issue concerning events occurring over a period of many prior years in the pre-tax amount of $6 million. The Company does not consider items related to prior periods in its evaluation of current operating results. In addition, the Company sold aviation equipment at a loss of $979 thousand. Sales of such equipment are infrequent and are not considered part of Torchmark’s ongoing insurance operations. Partially offsetting the 2012 decrease was an increase in stock compensation expense in that year. This expense has increased primarily as a result of increases in the market price of Torchmark stock in 2012.

Investments (excess investment income), comparing the first six months of 2012 with the first six months of 2011. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $5.3 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2012	2011	Amount	%
Net investment income*	$360,329	$352,060	$8,269	2
Required interest on net insurance policy liabilities	(194,935)	(182,049)	(12,886)	7
Financing costs:
Interest on funded debt	(36,248)	(36,211)	(37)	0
Interest on short-term debt	(2,940)	(2,528)	(412)	16

Total financing costs	(39,188)	(38,739)	(449)	1

Excess investment income	$126,206	$131,272	$(5,066)	(4)

Excess investment income per diluted share	$1.27	$1.13	$0.14	12

Average invested assets (at amortized cost)	$11,542,693	$11,257,141	$285,552	3
Average net insurance policy liabilities**	6,924,837	6,567,008	357,829	5
Average debt and preferred securities (at amortized cost)	1,179,115	1,097,299	81,816	7

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain tax-advantaged low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note G—Business Segments. Additionally, management views our Trust Preferred Securities as consolidated debt, as also presented in Note G. GAAP requires those debt securities to be deconsolidated.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2012 period declined 4% to $126 million, primarily as a result of the effect of the low-interest environment on net investment income in recent periods and the increase in required interest on net policy liabilities as discussed below. However, excess investment income per share rose 12% as a result of our share purchases over the past 12 months. Net investment income rose $8 million or 2% in 2012, while average invested assets (with fixed maturities at amortized cost) rose 3% year over year. In the 2012 six months, fixed maturity yields averaged 6.46% on a tax-equivalent basis, compared with 6.59% a year earlier.

Offsetting the increase in net investment income, required interest on net insurance policy liabilities increased $13 million or 7% to $195 million. The increase in required interest was higher than the 5% growth in average net interest-bearing insurance policy liabilities, as a result of an increase in the weighted-average discount rate on the net policy liabilities, caused by changes in the mix of in force business as discussed below.

Essentially all of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance (formerly SFAS 60), which mandates that interest rate assumptions be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on premiums received in the future from policies of that issue year, and cannot be changed.

The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

Financing costs rose 1% to $39 million, as a result of an increase in interest on short-term debt. Short-term interest expense rose $412 thousand, primarily as a result of the larger average balance of our commercial paper outstanding. More information concerning short-term debt can be found in the Liquidity section of this report under the caption Short-term borrowings.

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

At the end of the second quarter we held approximately $708 million of trust preferred securities issued by banks. These securities are subject to provisions of the Dodd-Frank Act which will change the capital treatment of these bank-issued trust preferred securities beginning in 2013. Approximately $601 million of our trust preferred securities have provisions that allow them to be prematurely called without penalty in the event of a change in capital treatment of the security. These provisions do not explicitly state when the securities become callable. Some banks consider them callable once the Notice of Proposed Rulemaking regarding this change in capital treatment is published. However, we believe some banks consider them callable when the change in capital treatment actually occurs. The Notice of Proposed Rulemaking was published July 5, 2012. We were notified in early July that $301 million of these securities with an average yield of 7.18% would be called during July and August. We expect the annual loss of interest income assuming reinvestment at around 4.25% to be approximately $6 million after tax.

We do not know how much, if any, of the remaining $300 million of these securities will be called later in 2012, but we expect most of them to be called by the end of 2013 due to the current interest rate environment. These securities have an average yield of 7.35%. If all of these additional securities were called, the annual lost investment income would be approximately $6 million after tax assuming a 4.25% reinvestment rate. The calls of all $601 million of these securities are assumed in the discussion above regarding the 2% to 3% run off of fixed maturities each year over the next five years.

The $601 million of trust preferred securities include approximately $260 million of below-investment-grade bonds. As such, the calls of these bonds should reduce the ratio of our below-investment-grade bonds to the total investment portfolio and reduce our required capital.

In response to the lower interest rates, we have raised the premium rates for new business on major life products. The increased premium will provide additional margin on these policies to help offset the possible future reductions in excess investment income and are not expected to have a detrimental impact on sales.

Because actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by changes in investment yields unless a loss recognition event occurs. Due to the strength of our underwriting margins and the current positive spread between the yield on our investment portfolio and the weighted-average discount rate of our in force block, we expect that an extended low-interest-rate environment will not cause a loss recognition event.

Investments (acquisitions), comparing the first six months of 2012 with the first six months of 2011. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is generally invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2012	2011
Cost of acquisitions:
Investment-grade corporate securities	$424	$684
Taxable municipals	0	11
Other	5	2

Total fixed-maturity acquisitions	$429	$697

Effective annual yield*	4.64%	5.84%

Average life, in years to:
Next call	28.3	26.9
Maturity	28.5	27.8
Average rating	A-	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2012 was as follows:

Invested Assets At June 30, 2012

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$11,075	95%
Equities (at cost)	15	0
Mortgage loans	1	0
Investment real estate	3	0
Policy loans	411	4
Other long-term investments	21	0
Short-term investments	110	1

Total	$11,636	100%

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at June 30, 2012.

Fixed Maturities by Component

(Dollar amounts in millions)

					% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value
Corporates	$8,594	$1,193	$(90)	$9,697	78	79
Redeemable preferred stock	1,118	33	(34)	1,117	10	10
Municipals	1,213	160	0	1,373	11	11
Government-sponsored enterprises	12	1	0	13	0	0
Governments & agencies	35	1	0	36	0	0
Residential mortgage-backed*	13	1	0	14	0	0
Collateralized debt obligations	62	0	(33)	29	1	0
Other asset-backed securities	28	3	(1)	30	0	0

Total fixed maturities	$11,075	$1,392	$(158)	$12,309	100	100

*	Includes GNMA’s

At June 30, 2012, fixed maturities had a fair value of $12.3 billion, compared with $11.9 billion at December 31, 2011. The net unrealized gain position in the fixed-maturity portfolio increased from a net gain of $964 million at December 31, 2011 to a net gain of $1.2 billion at June 30, 2012, as a result of the low-interest-rate environment. Included in corporates are $818 million at amortized cost of European corporate fixed maturities. These investments have an average rating of A- and a net unrealized investment gain of $51 million, consisting of gross gains of $71 million and gross losses of $20 million.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at June 30, 2012.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Financial - Life/Health/PC Insurance	$1,826	$137	$(30)	$1,933	17%	16%
Financial - Bank	1,261	51	(37)	1,275	11	10
Financial - Other	537	59	(15)	581	5	5

Subtotal Financial	3,624	247	(82)	3,789	33	31

Utilities	1,834	341	(12)	2,163	17	18
Government (US, municipal, and foreign)	1,259	162	0	1,421	11	12
Energy	1,229	177	0	1,406	11	12
Basic Materials	762	104	(2)	864	7	7
Consumer, Non-cyclical	553	108	(3)	658	5	5
Other Industrials	539	77	(12)	604	5	5
Communications	473	73	(8)	538	4	4
Consumer, Cyclical	371	44	(6)	409	3	3
Transportation	356	58	0	414	3	3
Collateralized debt obligations	62	0	(33)	29	1	0
Mortgage-backed Securities	13	1	0	14	0	0

Total fixed maturities	$11,075	$1,392	$(158)	$12,309	100%	100%

At June 30, 2012, approximately 50% of the fixed-maturity assets at amortized cost (49% at fair value) were in the financial and utility sectors. The balance of the portfolio is spread among 263 issuers in a wide variety of sectors.

At June 30, 2012, our net unrealized gain of $1.2 billion consisted of gross unrealized gains of $1.4 billion offset by $158 million of gross unrealized losses. This compares with a net unrealized gain of $964 million at December 31, 2011, consisting of a gross unrealized gain of $1.2 billion and gross loss of $239 million. The financial sector had a net unrealized gain of $165 million at June 30, 2012, compared with a gain of $14 million at December 31, 2011. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at June 30, 2012 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$373	3	$416	3
AA	1,281	12	1,438	12
A	3,043	27	3,607	29
BBB+	2,349	21	2,606	22
BBB	2,321	21	2,583	21
BBB-	944	9	983	8

Investment grade	10,311	93	11,633	95

Below investment grade:
BB	471	4	457	4
B	170	2	141	1
Below B	123	1	78	0

Below investment grade	764	7	676	5

	$11,075	100	$12,309	100

Of the $11.1 billion of fixed maturities at June 30, 2012, $10.3 billion or 93% at amortized cost were investment grade with an average rating of A-. Below-investment -grade bonds were $764 million with an average rating of B+ and were 7% of fixed maturities, compared with 6% at the end of 2011. Below-investment-grade bonds at amortized cost were 24% of our shareholders’ equity as of June 30, 2012. Overall, the total portfolio was rated BBB+ based on amortized cost, compared with A- at the end of 2011.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first six months of 2012 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2011	$701
Downgrades by rating agencies	133
Upgrades by rating agencies	(70)
Disposals	(1)
Amortization and other	1

Balance as of June 30, 2012	$764

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

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At June 30, 2012	At December 31, 2011	At June 30, 2011
Average annual effective yield (1)	6.42%	6.49%	6.55%
Average life, in years, to:
Next call (2)	17.3	17.3	17.2
Maturity (2)	21.9	22.2	22.5
Effective duration to:
Next call (2), (3)	10.1	9.9	9.3
Maturity (2), (3)	11.7	11.6	11.2

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first six months of 2012 with the first six months of 2011. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity for reasons generally beyond the control of management, resulting in realized gains or losses. For this reason, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2012		2011
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$5,604	$0.06	$(8,606)	$(0.07)
Investments called or tendered	707	0.00	14,189	0.12
Writedown *	0	0.00	(13)	0.00
Other	(27)	0.00	(13)	0.00

Total	$6,284	$0.06	$5,557	$0.05

*	Written down due to other-than-temporary impairment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first six months of 2012, the Parent Company received $229 million of dividends and transfers from the life insurance subsidiaries. This compared with $549 million in 2011, but 2011 dividends included $305 million available from the proceeds of the 2010 sale of United Investors. For the full year 2012, dividends and transfers from the life insurance subsidiaries are expected to total approximately $477 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At June 30, 2012, the Parent Company had $58 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. We have a credit facility in place with a group of lenders which allows for unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates January 7, 2015. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at June 30, 2012.

The following table presents certain information about our short-term borrowings, which consisted of commercial paper in all periods.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	At June 30, 2012	At December 31, 2011	At June 30, 2011
Balance at end of period	$320.0	$225.0	$200.0
Annualized interest rate	.49%	.55%	.36%
Letters of credit outstanding	$198.0	$198.0	$198.0
Remaining amount available under credit line	$82.0	$177.0	$202.0

	For the six months ended
	June 30, 2012	June 30, 2011
Average balance outstanding during period	$264.6	$183.7
Daily-weighted average interest rate *	.45%	.35%
Maximum daily amount outstanding during period	$385.0	$245.0

*	Annualized

While our balance of commercial paper outstanding at June 30, 2012 was $320 million, it was paid down to $228 million by July 26, 2012. The second quarter increase in the commercial paper balance was temporary, as the borrowed funds were used to buy Torchmark shares during the second quarter awaiting third-quarter dividend payments from our insurance subsidiaries. We have had no difficulties in accessing the commercial paper market under this facility during the six-month periods ending June 30, 2012 and 2011.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $447 million in the first six months of 2012, compared with $453 million in the same period of 2011. In addition to cash inflows from operations, our companies have received $107 million in investment calls and tenders and $49 million in scheduled maturities or repayments during the 2012 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $180 million at June 30, 2012, compared with $105 million at December 31, 2011 and $111 million at the end of June, 2011. In addition to these liquid assets, the entire $12.3 billion (fair value at June 30, 2012) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of Company Action Level required regulatory capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of the insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and is in line with rating agency expectations for Torchmark. As of December 31, 2011, our insurance subsidiaries had a consolidated RBC ratio of 336%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 325%.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our Junior Subordinated Debentures, was $915 million at June 30, 2012, compared with $914 million at December 31, 2011. An analysis of long-term debt issues outstanding is as follows at June 30, 2012.

Long Term Debt at June 30, 2012

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Notes	2013	7 3/8%	$94.1	$93.9	$99.2
Senior Notes	2016	6 3/8	250.0	248.1	280.8
Senior Notes	2019	9 1/4	292.6	289.8	392.0
Notes	2023	7 7/8	165.6	163.5	209.9
Issue expenses (1)				(4.2)

Total long-term debt			802.3	791.1	981.9
Junior Subordinated Debentures (2)	2046	7.1	123.7	123.7	126.5	(3)

Total			$926.0	$914.8	$1,108.4

(1)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(2)	Included in “Due to Affiliates” in accordance with accounting standards.
(3)	Market value of the 7.1% Trust Preferred Securities, par value $120 million, which are obligations of an unconsolidated trust.

Shareholders’ equity was $4.0 billion at June 30, 2012. This compares with $3.9 billion at December, 31, 2011 and $3.4 billion at June 30, 2011. During the twelve months since June 30, 2011, shareholders’ equity was decreased by $698 million because of share purchases. However, shareholders’ equity has also been increased by unrealized gains of $603 million after tax in the fixed-maturity portfolio, as financial markets have improved over this period of time. Stock option exercises increased equity by $247 million, and net income added $502 million over the same twelve-month period.

As previously noted under the caption Highlights in this report, we acquired 5.8 million of our outstanding common shares under our share repurchase program during the first six months of 2012. These shares were acquired at a cost of $274 million ($47.53 per share), compared with purchases of 14.0 million shares at a cost of $602 million in the first six months of 2011.

During the first quarter of 2012, we declared an increase in our dividend to shareholders from $0.12 to $0.15 per share, payable May 1, 2012 and in future quarters. This increase is expected to require approximately $8 million in additional funds in 2012 over 2011.

We are required by GAAP to revalue our available-for-sale fixed-maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

While GAAP requires our fixed-maturity assets to be revalued, it does not permit interest-bearing insurance policy liabilities supported by those assets to be valued at fair value in a consistent manner, with changes in value applied directly to shareholders’ equity. However, due to the size of both the investment portfolio and our policy liabilities, this inconsistency in measurement can have a material impact on shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur realized gains or losses due to fluctuations in the market value of fixed maturities caused by interest rate changes or losses caused by temporarily illiquid markets. Accordingly, management removes the effect of this rule when analyzing Torchmark’s balance sheet, capital structure, and financial ratios in order to provide a more consistent and meaningful portrayal of the Company’s financial position from period to period.

The following table presents selected data related to capital resources. Additionally, the table presents the effect of this GAAP requirement on relevant line items, so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data

	At June 30, 2012		At December 31, 2011		At June 30, 2011
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1,3)	GAAP	Effect of Accounting Rule Requiring Revaluation(1,3)
Fixed maturities (millions)	$12,309	$1,234	$11,888	$964	$11,025	$306
Deferred acquisition costs (millions)	2,966	(26)	2,917	(33)	2,900	(10)
Total assets (millions)	17,185	1,208	16,588	931	15,664	296
Short-term debt (millions)	320	0	225	0	200	0
Long-term debt (millions)	915	0	914	0	914	0
Shareholders’ equity (millions)	3,998	785	3,860	605	3,420	192

Book value per diluted share	41.38	8.12	37.91	5.95	32.03	1.80
Debt to capitalization (2)	23.6%	(4.2)%	22.8%	(3.1)%	24.6%	(1.1)%

Diluted shares outstanding (thousands)	96,597		101,808		106,769
Actual shares outstanding (thousands)	95,373		100,579		105,398

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
(2)	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.
(3)	The 2011 Balances have been retroactively adjusted to give effect to the adoption of the new accounting standard as described in Note F—Adoption of New Accounting Standard.

Interest coverage was 10.1 times in the 2012 six months, compared with 10.2 times in the 2011 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2012.

Item 4. Controls and Procedures

Torchmark, under the direction of the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Torchmark in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Torchmark’s management, including the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal quarter completed June 30, 2012, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2012, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), United American was named as a defendant in purported class action litigation originally filed on September 16, 2004, in the Circuit Court of Saline County, Arkansas on behalf of the Arkansas purchasers of association group health insurance policies or certificates issued by United American through Heartland Alliance of America Association and Farm & Ranch Healthcare, Inc. (Smith and Ivie v. Collingsworth, et al., CV2004-742-2). The plaintiffs asserted claims for fraudulent concealment, breach of contract, common law liability for nondisclosure, breach of fiduciary duties, civil conspiracy, unjust enrichment, violation of the Arkansas Deceptive Trade Practices Act, and violation of Arkansas law and the rules and regulations of the Arkansas Insurance Department. Declaratory, injunctive and equitable relief, as well as actual and punitive damages were sought by the plaintiffs. On September 7, 2005, the plaintiffs amended their complaint to assert a nation-wide class, defined as all United American insureds who simultaneously purchased both an individual Hospital and Surgical Expense health insurance policy (Form HSXC) and an individual supplemental term life insurance policy (Form RT85) from Farm & Ranch through Heartland. Defendants removed this litigation to the United States District Court for the Western District of Arkansas (No. 4:05-cv-1382) but that Court remanded the litigation back to the state court on plaintiffs’ motion. On July 22, 2008, the plaintiffs filed a second amended complaint, asserting a class defined as “all persons who, between January 1998 and the present, were residents of Arkansas, California, Georgia, Louisiana or Texas, and purchased through Farm & Ranch: (1) a health insurance policy issued by United American known as Flexguard Plan, CS-1 Common Sense Plan, GSP Good Sense Plan, SHXC Surgical & Hospital Expense Policy, HSXC 7500 Hospital/Surgical Plan, MMXC Hospital/Surgical Plan, SMXC Surgical/Medical Expense Plan and/or SSXC Surgical Safeguard Expense Plan, and (ii) a membership in Heartland.” Plaintiffs asserted claims for breach of contract, violation of Arkansas Deceptive Trade Practices Act and/or applicable consumer protection laws in other states, unjust enrichment, and common law fraud. Plaintiffs sought actual, compensatory, statutory and punitive damages, equitable and declaratory relief. On September 8, 2009, the Saline County Circuit Court granted the plaintiff’s motion certifying the class. On October 7, 2009, United American filed its notice of appeal of the class certification and subsequently filed its appellate brief on April 8, 2010. On December 2, 2010, the Arkansas Supreme Court affirmed the lower court’s decision to certify the class. On January 6, 2012, the parties agreed in principal to settle the case. On January 11, 2012, the Court ordered the continuation of the trial, previously set to commence on January 17, 2012, pending notice to the class and the Court’s consideration of the agreed-upon settlement. On April 4, 2012, the parties executed a Stipulated Settlement Agreement and Release, effectuating their prior agreement as to the material settlement terms, and the Court preliminarily approved the settlement on April 9, 2012. A fairness hearing was held on June 29, 2012 and the Court approved and entered the Settlement Order and Final Judgment. United American is now implementing the terms and provisions of such settlement.

As previously reported in filings with the SEC, on September 23, 2009, purported class action litigation was filed against American Income Life Insurance Company in the Superior Court of San Bernardino County, California (Hoover v. American Income Life Insurance Company, Case No. CIVRS 910758). The plaintiffs, former insurance sales agents of American Income who are suing on behalf of all current and former American Income sales agents in California for the four year period prior to the filing of this litigation, have asserted that American Income’s agents are employees, not independent contractors as they are classified by American Income. They alleged failure to indemnify and reimburse for business expenses as well as failure to pay all wages due upon termination in violation of the California Labor Code; failure to pay minimum wages in violation of the California Industrial Welfare Commission Wage Order No. 4-2001, originally and as amended; and unfair business practices in violation of the California Business and Professions Code §§17200, et seq. They sought, in a jury trial, reimbursement for business expenses and indemnification for losses, payment of minimum wages for their training periods, payment of moneys due immediately upon termination under the California Labor Code, disgorgement of profits resulting from unfair and unlawful business practices, and injunctive relief granting employee status to all of American Income’s California agents. On October 29, 2009, American Income filed a motion seeking to remove this litigation from the Superior Court in San Bernadino County to the U.S. District Court for the Central District of California, Eastern Division. The U.S. District Court remanded the case without prejudice to the Superior Court and denied American Income’s motion to dismiss on December 15, 2009. On January 19, 2010, American Income filed a motion to dismiss which was denied by the Superior Court after a hearing held on March 16, 2010. On September 20, 2010, American Income again filed a motion to remove the case to federal court based upon jurisdictional grounds that had not been available previously. American Income’s motion was not successful, however, and the case was remanded back to Superior Court. On January 12, 2011, the Superior Court denied American Income’s motion to exercise the arbitration clauses of those agent contracts that contain them. American Income appealed that denial to the Court of Appeal. On May 16, 2012, the Court of Appeal affirmed the Superior Court’s denial. American Income has petitioned the California Supreme Court for a review of this decision. Discovery is proceeding.

Torchmark subsidiary, United American was named as defendant in purported class action litigation filed on May 31, 2011 in Cross County Arkansas Circuit Court (Kennedy v. United American Insurance Company (Case # CV-2011-84-5). In the

litigation, filed on behalf of a proposed nationwide class of owners of certain limited hospital and surgical expense benefit policies from United American, the plaintiff alleged that United American breached the policy by failing and/or refusing to pay benefits for the total number of days an insured is confined to a hospital and by limiting payment to the number of days for which there are incurred hospital room charges despite policy obligations allegedly requiring United American to pay benefits for services and supplies in addition to room charges. Claims for unjust enrichment, breach of contract, bad faith refusal to pay first party benefits, breach of the implied duty of good faith and fair dealing, bad faith, and violation of the Arkansas Deceptive Trade Practices Act were initially asserted. The plaintiff sought declaratory relief, restitution and/or monetary damages, punitive damages, costs and attorneys fees. In September 2011, the plaintiff dismissed all causes of action, except for the breach of contract claim. On November 14, 2011, plaintiff filed an amended complaint based upon the same facts asserting only breach of contract claims on behalf of a purported nationwide restitution/monetary relief class or, in the first alternative, a purported multiple-state restitution/monetary relief class or, in the second alternative, a purported Arkansas statewide restitution/monetary relief class. Restitution and/or monetary relief for United American’s alleged breach of contract, costs, attorney’s fees and expenses, expert fees, prejudgment interest and other relief are being sought on behalf of the plaintiff and members of the class. On December 7, 2011, United American filed a Motion to Dismiss the plaintiff’s amended complaint, which the Court subsequently denied on July 24, 2012. Discovery is ongoing.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	1,372,000	$48.74	1,372,000
May 1-31, 2012	2,543,000	46.94	2,543,000
June 1-30, 2012	291,000	46.25	291,000

On April 28, 2012, 765 common shares, valued at $49.09 per share, were surrendered to Torchmark for withholding taxes on vesting of restricted stock by a Company executive.

At its August 1, 2012 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended June 30, 2012

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 8, 2012	/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chief Executive Officer

Date: August 8, 2012	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chief Executive Officer

Date: August 8, 2012	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer