Form 10-K/A
period 2011-12-31
TORCHMARK CORP
filed 2012-09-13
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     ..

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,506,812,451 based on the closing sale price reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2012
Common Stock, $1.00 par value per share	100,186,568 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2012	Part III

Explanatory Note

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 repealed Rule 436(g) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), thereby eliminating the exemption from the expert consent and liability provisions under the Securities Act for any credit ratings issued by a “nationally recognized statistical rating organization.” As a result, companies that wish to include certain information relating to their ratings in periodic reports that may be incorporated by reference into registration statements or prospectuses must obtain the consent of the applicable rating agencies. The rating agencies have indicated that they are not providing any consents at this time.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) solely modifies Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Form 10-K for the year ended December 31, 2011, originally filed with the U.S. Securities and Exchange Commission on February 28, 2012 (the “Original Form 10-K”), to delete disclosures of our credit ratings on page 50 of the Original Form 10-K, as such disclosures may not constitute “issuer disclosure-related ratings information” under Compliance & Disclosure Interpretations issued by the Staff of the Securities and Exchange Commission which would be permitted to be disclosed without the need for rating agencies’ consent. All other Items of the Original Form 10-K are unaffected by this Amendment and such Items have not been included in this Amendment. Information included in this Amendment is stated as of December 31, 2011, and does not reflect any subsequent events occurring after the filing of the Original Form 10-K.

TORCHMARK CORPORATION

PART II

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

Financial Strength Ratings.

The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our four largest insurance subsidiaries at December 31, 2011.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Index of documents filed as part of this report:

EXHIBITS

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison

31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORCHMARK CORPORATION

Date: September 13, 2012	By:	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chief Executive Officer

Date: September 13, 2012	By:	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chief Executive Officer

Date: September 13, 2012	By:	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer