Form 10-Q
period 2012-09-30
TORCHMARK CORP
filed 2012-11-08
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐             No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 24, 2012
Common Stock, $1.00 Par Value	94,930,260

Index of Exhibits (Page 60).

Total number of pages included are 61.

TORCHMARK CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2012	December 31, 2011*
Assets	(Unaudited)	(As adjusted)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2012 – $10,929,229 ; 2011 – $10,924,244)	$12,503,376	$11,888,205
Equity securities, at fair value (cost: 2012 – $14,875 ; 2011 – $14,875)	16,659	17,056
Policy loans	417,211	400,914
Other long-term investments	25,263	26,167
Short-term investments	386,025	21,244

Total investments	13,348,534	12,353,586

Cash	298,831	84,113
Accrued investment income	196,190	192,325
Other receivables	334,599	253,549
Deferred acquisition costs	2,994,744	2,916,732
Goodwill	396,891	396,891
Low-income housing interests	255,627	280,955
Other assets	114,448	110,121

Total assets	$17,939,864	$16,588,272

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$9,958,274	$9,572,257
Unearned and advance premiums	70,145	69,539
Policy claims and other benefits payable	236,185	222,254
Other policyholders’ funds	93,148	92,487

Total policy liabilities	10,357,752	9,956,537
Current and deferred income taxes payable	1,612,052	1,319,853
Other liabilities	251,741	312,417
Short-term debt (fair value: 2012 – $324,415 ; 2011 – $224,842)	319,710	224,842
Long-term debt (fair value: 2012 – $1,168,387 ; 2011 – $947,142)	965,295	790,571
Due to affiliates	124,421	124,421

Total liabilities	13,630,971	12,728,641

Shareholders’ equity:
Preferred stock, par value $1 per share – Authorized 5,000,000 shares; outstanding: -0- in 2012 and in 2011	0	0
Common stock, par value $1 per share – Authorized 320,000,000 shares; outstanding: (2012 – 112,312,123 issued, less 17,430,238 held in treasury and 2011 – 112,312,123 issued, less 11,732,658 held in treasury)	112,312	112,312
Additional paid-in capital	453,337	425,331
Accumulated other comprehensive income (loss)	960,890	549,916
Retained earnings	3,568,655	3,264,711
Treasury stock, at cost	(786,301)	(492,639)

Total shareholders’ equity	4,308,893	3,859,631

Total liabilities and shareholders’ equity	$17,939,864	$16,588,272

*	Derived from audited financial statements. Additionally, 2011 balances have been retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011*	2012	2011*
		(As adjusted)		(As adjusted)
Revenue:
Life premium	$453,699	$429,927	$1,356,527	$1,294,157
Health premium	246,000	220,458	766,950	708,181
Other premium	161	140	440	438

Total premium	699,860	650,525	2,123,917	2,002,776
Net investment income	169,400	173,491	518,697	518,242
Realized investment gains (losses)	7,283	12,600	16,950	21,149
Other income	557	625	1,254	1,680

Total revenue	877,100	837,241	2,660,818	2,543,847

Benefits and expenses:
Life policyholder benefits	295,845	280,172	879,317	836,358
Health policyholder benefits	172,130	147,910	564,259	489,603
Other policyholder benefits	11,144	10,692	32,997	31,634

Total policyholder benefits	479,119	438,774	1,476,573	1,357,595
Amortization of deferred acquisition costs	94,016	89,899	287,115	274,026
Commissions, premium taxes, and non-deferred acquisition costs	46,898	53,667	148,254	165,184
Other operating expense	48,433	45,268	144,307	141,969
Interest expense	19,843	19,510	59,163	58,381

Total benefits and expenses	688,309	647,118	2,115,412	1,997,155

Income from continuing operations before income taxes	188,791	190,123	545,406	546,692

Income taxes	(58,119)	(58,867)	(167,069)	(171,915)

Income from continuing operations	130,672	131,256	378,337	374,777

Loss on disposal of discontinued operations, net of tax	0	144	0	(455)

Net income	$130,672	$131,400	$378,337	$374,322

Basic net income per share:
Continuing operations	$1.37	$1.25	$3.89	$3.39
Discontinued operations	0.00	0.00	0.00	(0.01)

Total basic net income per share	$1.37	$1.25	$3.89	$3.38

Diluted net income per share:
Continuing operations	$1.36	$1.25	$3.84	$3.34
Discontinued operations	0.00	0.00	0.00	(0.01)

Total diluted net income per share	$1.36	$1.25	$3.84	$3.33

Dividends declared per common share	$0.15	$0.12	$0.45	$0.34

* The 2011 balances have been retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011*	2012	2011*
		(As adjusted)		(As adjusted)
Net income	$130,672	$131,400	$378,337	$374,322

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	352,906	642,719	631,743	852,930
Less: reclassification adjustment for (gains) losses on securities included in net income	(6,900)	(12,981)	(16,609)	(21,552)
Less: reclassification adjustment for amortization of (discount) and premium	1,348	(106)	1,224	(1,780)
Less: foreign exchange adjustment on securities marked to market	(6,966)	6,177	(6,569)	4,560

Unrealized gains (losses) on securities	340,388	635,809	609,789	834,158
Unrealized gains (losses) on deferred acquisition costs	(1,219)	(31,050)	5,352	(37,049)
Unrealized gains (losses) on other assets	1,814	(511)	2,828	(731)

Total unrealized gains (losses)	340,983	604,248	617,969	796,378
Less applicable taxes	(119,344)	(211,485)	(216,290)	(278,731)

Unrealized gains (losses), net of tax	221,639	392,763	401,679	517,647

Foreign exchange translation adjustments	3,707	(3,005)	3,619	(778)
Less applicable taxes	(1,154)	1,051	(1,265)	274

Foreign exchange translation adjustments, net of tax	2,553	(1,954)	2,354	(504)

Amortization of pension costs	3,569	3,041	10,678	9,125
Less applicable taxes	(1,250)	(1,064)	(3,737)	(3,193)

Amortization of pension costs, net of tax	2,319	1,977	6,941	5,932

Other comprehensive income (loss)	226,511	392,786	410,974	523,075

Comprehensive income (loss)	$357,183	$524,186	$789,311	$897,397

*	The 2011 balances have been retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash provided from operations	$697,668	$684,482

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	148,597	200,256
Fixed maturities available for sale—matured, called, and repaid	624,815	373,897
Other long-term investments	1,525	15,231

Total investments sold or matured	774,937	589,384
Investments acquired:
Fixed maturities	(747,008)	(830,901)
Other long-term investments	(1,750)	0

Total investments acquired	(748,758)	(830,901)

Net increase in policy loans	(16,297)	(17,267)
Net (increase) decrease in short-term investments	(364,781)	168,144
Net change in payable or receivable for securities	12,496	2,832
Disposition of properties	56	2,812
Additions to properties	(3,856)	(2,927)
Investment in low-income housing interests	(62,453)	(32,677)

Cash used for investment activities	(408,656)	(120,600)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	138,308	60,568
Proceeds from issuance of 3.8% Senior Notes	150,000	0
Proceeds from issuance of 5 7/8% Junior Notes	125,000	0
Issue expenses of debt offerings	(7,101)	0
Net borrowings (repayments) of commercial paper	946	26,797
Excess tax benefit from stock option exercises	14,651	9,097
Acquisition of treasury stock	(466,099)	(790,287)
Cash dividends paid to shareholders	(41,293)	(36,888)
Net receipts (withdrawals) from deposit product operations	11,141	(21,942)

Cash provided by (used for) financing activities	(74,447)	(752,655)

Effect of foreign exchange rate changes on cash	153	(946)

Net increase (decrease) in cash	214,718	(189,719)
Cash at beginning of year	84,113	365,679

Cash at end of period	$298,831	$175,960

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2012, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2012 and 2011. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in Exhibit 99.1 of Form 8-K filed on June 29, 2012.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	95,125,843	104,779,422	97,355,334	110,603,070
Weighted average dilutive options outstanding	1,216,279	532,720	1,282,764	1,669,249

Diluted weighted average shares outstanding	96,342,122	105,312,142	98,638,098	112,272,319

Antidilutive shares *	0	3,984,927	0	3,326,037

* Antidilutive shares are excluded from the calculation of diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component:

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$2,928	$2,187	$81	$184
Interest cost	4,100	4,022	254	250
Expected return on assets	(4,242)	(4,124)	0	0
Prior service cost	516	519	0	0
Net actuarial (gain)/loss	3,434	2,371	0	(203)

Net periodic benefit cost	$6,736	$4,975	$335	$231

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$8,309	$6,865	$325	$650
Interest cost	12,397	12,073	767	752
Expected return on assets	(12,479)	(12,050)	0	0
Prior service cost	1,547	1,556	0	0
Net actuarial (gain)/loss	9,392	7,161	0	(607)

Net periodic benefit cost	$19,166	$15,605	$1,092	$795

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for the defined-benefit pension plans at September 30, 2012 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	September 30, 2012		December 31, 2011

	Amount	%	Amount	%

Corporate debt	$169,681	60.5	$159,759	61.9
Other fixed maturities	337	0.1	348	0.1
Equity securities	94,044	33.5	79,459	30.8
Short-term investments	1,442	0.5	3,767	1.5
Guaranteed annuity contract	12,599	4.5	12,745	4.9
Other	2,503	0.9	1,989	0.8

Total	$280,606	100.0	$258,067	100.0

The liability for the funded defined-benefit pension plans was $304 million at September 30, 2012 and $282 million at December 31, 2011. Cash contributions of $6 million were made to the qualified pension plans during the nine months ended September 30, 2012. Torchmark does not plan to make any further cash contributions during the remainder of 2012. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At September 30, 2012, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $52 million, compared with $43 million at year end 2011. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart of plan assets above. The liability for the unqualified pension plan was $52 million at September 30, 2012 and $50 million at December 31, 2011.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at September 30, 2012 is as follows:

Portfolio Composition as of September 30, 2012

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$29,089	$1,485	$(3)	$30,571	0%
States, municipalities, and political subdivisions	1,176,752	171,389	0	1,348,141	11
Foreign governments	22,698	1,118	0	23,816	0
Corporates	8,784,515	1,462,332	(57,431)	10,189,416	82
Collateralized debt obligations	63,549	0	(25,532)	38,017	0
Other asset-backed securities	43,782	3,144	(704)	46,222	0
Redeemable preferred stocks	808,844	37,500	(19,151)	827,193	7

Total fixed maturities	10,929,229	1,676,968	(102,821)	12,503,376	100%

Equity securities	14,875	1,847	(63)	16,659

Total fixed maturities and equity securities	$10,944,104	$1,678,815	$(102,884)	$12,520,035

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at September 30, 2012 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$106,965	$110,397
Due from one to five years	436,789	473,918
Due from five to ten years	774,912	883,334
Due from ten to twenty years	2,479,790	2,872,096
Due after twenty years	7,019,092	8,074,506
Mortgage-backed and asset-backed securities	111,681	89,125

	$10,929,229	$12,503,376

Selected information about sales of fixed maturities is as follows:

For the nine months ended September 30,
	2012	2011
Proceeds from sales	$148,597	$200,256
Gross realized gains	12,606	22,073
Gross realized losses	(240)	(24,323)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2012 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$30,571	$0	$30,571
States, municipalities, and political subdivisions	0	1,348,141	0	1,348,141
Foreign governments	0	23,816	0	23,816
Corporates	61,900	10,000,997	126,519	10,189,416
Collateralized debt obligations	0	0	38,017	38,017
Other asset-backed securities	0	38,486	7,736	46,222
Redeemable preferred stocks	127,740	699,453	0	827,193

Total fixed maturities	189,640	12,141,464	172,272	12,503,376
Equity securities	15,920	0	739	16,659

Total fixed maturities and equity securities	$205,560	$12,141,464	$173,011	$12,520,035

Percent of total	1.6%	97.0%	1.4%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

As of September 30, 2012, fair value measurements classified as Level 3 represented 1.4% of total fixed maturities and equity securities, compared with 0.4% at December 31, 2011. The increase in Level 3 investments was due to purchases of $87 million of private placement corporate bonds during the third quarter of 2012 for which there was no active market and observable pricing inputs were limited.

Other-Than-Temporary Impairments:

There were no other-than-temporary impairments during the nine months ended September 30, 2012. In the prior year period, Torchmark recorded an other-than-temporary impairment of $20 thousand ($13 thousand after tax).

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at September 30, 2012. Torchmark considers these investments not to be other-than-temporarily impaired.

Analysis of Gross Unrealized Investment Losses

At September 30, 2012

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$208	$(3)	$28	$0	$236	$(3)
Corporates	175,263	(2,008)	437,802	(55,423)	613,065	(57,431)
Collateralized debt obligations	0	0	37,892	(25,532)	37,892	(25,532)
Other asset-backed securities	8,066	(90)	7,736	(614)	15,802	(704)
Redeemable preferred stocks	60,715	(1,385)	249,761	(17,766)	310,476	(19,151)

Total fixed maturities	244,252	(3,486)	733,219	(99,335)	977,471	(102,821)
Equity securities	44	(55)	342	(8)	386	(63)

Total fixed maturities and equity securities	$244,296	$(3,541)	$733,561	$(99,343)	$977,857	$(102,884)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of September 30, 2012	73	72	145
As of December 31, 2011	117	93	210

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,337 issues at September 30, 2012 and 1,373 issues at December 31, 2011. The weighted average quality rating of all unrealized loss positions as of September 30, 2012 was BB+. Even though Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at September 30, 2012 and December 31, 2011, with no change to this balance during any period presented.

Note E—Income Taxes

The effective income tax rate differed from the expected 35% rate as shown below:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Expected income taxes	$66,077	35.0	$66,543	35.0	$190,892	35.0	$191,343	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(796)	(0.4)	(906)	(0.5)	(2,701)	(0.5)	(2,599)	(0.5)
Low-income housing investments	(7,150)	(3.8)	(7,066)	(3.7)	(21,728)	(4.0)	(17,184)	(3.2)
Other	(12)	0.0	296	0.2	606	0.1	355	0.1

Income tax expense	$58,119	30.8	$58,867	31.0	$167,069	30.6	$171,915	31.4

The effective income tax rate for the three and nine month periods ended September 30, 2012 differed from the effective income tax rate for the same periods ended September 30, 2011 primarily as a result of the Company’s low-income housing tax credit investments.

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

Torchmark has adopted the new guidance retroactively, as permitted, meaning the deferred acquisition cost has been written down to a level as if the new guidance had been in effect in prior periods. The reduction in acquisition cost deferrals have caused commissions and expenses to increase. However, as a result of the retroactive writedown, the amortization of previously deferred costs decreased, offsetting the impact of the increased expenses. The method of amortization has not changed due to the adoption. The retroactive adoption of the standard caused the deferred acquisition cost asset to be reduced by $537 million at January 1, 2011 and $568 million at December 31, 2011, while stockholders’ equity was reduced by $349 million and $369 million at January 1, 2011 and December 31, 2011, respectively. Net income for the first nine months of 2011 was reduced by $17 million and 2011 first nine months earnings per diluted share were reduced by $0.16. The adoption of this guidance causes a delay in the recognition of underwriting profit on newly issued business, but not the ultimate profitability of that business. The adoption had no impact on Torchmark’s cash flows, liquidity, or the statutory earnings of its insurance subsidiaries.

The new guidance further limits the deferral of certain advertising costs associated with the Direct Response operation. Costs related to advertising are generally charged to expense as incurred. However, certain direct response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of deferred acquisition costs. They are amortized in the same manner as other deferred acquisition costs. Direct response advertising costs charged to earnings and included in other operating expense were $12.0 million in the first nine months of 2012, compared with $11.2 million in the same period of 2011. Capitalized advertising costs were $1.03 billion at September 30, 2012, compared with $1.00 billion at December 31, 2011.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Adoption of New Accounting Standard (continued)

A roll forward presenting an analysis of the changes in the deferred acquisition costs balances for the 2012 and 2011 periods is as follows:

Deferred Acquisition Costs

	Nine months ended September 30,
	2012	2011(1)
Balance at beginning of year	$2,916,732	$2,869,546
Additions:
Deferred during period:
Commissions	230,565	212,258
Other expenses	124,738	116,792

Total deferred	355,303	329,050
Adjustment attributable to unrealized investment losses (2)	5,353	0
Foreign exchange adjustment	4,471	0

Total additions	365,127	329,050
Deductions:
Amortized during period	(287,115)	(274,026)
Adjustment attributable to unrealized investment gains (2)	0	(37,048)
Foreign exchange adjustment	0	(2,243)

Total deductions		(313,317)

Balance at end of period	$2,994,744	$2,885,279

(1)	The 2011 balances have been retroactively adjusted to give effect to the adoption of the new accounting guidance.
(2)	Represents amounts pertaining to investments relating to universal life-type products.

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

The majority of the Company’s required interest on net policy liabilities (benefit reserves less the deferred acquisition cost asset) is not credited to policyholder accounts. Instead, it is an actuarial assumption for discounting cash flows in the computation of benefit reserves and the amortization of the deferred acquisition cost asset. Required interest related to the net policy liabilities is not included in the various insurance underwriting segments but is shown in the investment segment as a reduction to net investment income. We believe this presentation facilitates a more meaningful analysis of the Company’s underwriting and investment performance as the underwriting results are based on premiums, claims, and expenses and are not affected by unanticipated fluctuations in investment yields.

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These contract payments are based upon the experience of the full contract year, not the experience of interim periods. Therefore, these risk-sharing adjustments are removed in the segment analysis. For the entire year, Torchmark expects its benefit ratio to be in line with pricing and does not expect to

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

receive any government risk-sharing premium. For the full year of 2011, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be essentially the same in 2012. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year.

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows:

	Nine months ended
	September 30,
	2012	2011
Benefit costs deferred	$25,047	$11,211
Government risk-sharing premium adjustment	(6,125)	(5,374)

Pre-tax addition to segment interim period income	$18,922	$5,837

After tax amount	$12,299	$3,794

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

As discussed in Note H—Acquisition, Torchmark incurred $615 thousand of expenses ($400 thousand after tax) in connection with an acquisition which closed on November 1, 2012. Additionally, during the first quarter of 2011, Torchmark sold aviation equipment for a pretax loss of $979 thousand ($636 thousand after tax). Also during the first nine months of 2011, Torchmark accrued an estimated liability for a state administrative settlement involving issues arising over many years in the pretax amount of $6 million ($3.9 million after tax). Management removes items such as these that are related to prior periods or are one-time non-operating transactions when analyzing its segment profitability. As such, these items are presented as reconciling items to arrive at pre-tax income from continuing operations in the 2011 period.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2012
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,356,527	$760,825	$440			$6,125	(1)	$2,123,917
Net investment income				$535,325		(16,628	)(2,5)	518,697
Other income					$1,501	(247	)(4)	1,254

Total revenue	1,356,527	760,825	440	535,325	1,501	(10,750)		2,643,868
Expenses:
Policy benefits	879,317	539,212	32,997			25,047	(1)	1,476,573
Required interest on:
Policy reserves	(360,454)	(28,242)	(44,690)	433,386				0
Deferred acquisition costs	122,453	13,710	1,721	(137,884)				0
Amortization of acquisition costs	231,926	47,536	7,653					287,115
Commissions, premium taxes, and non-deferred acquisition costs	102,696	45,752	53			(247	)(4)	148,254
Insurance administrative expense (3)					120,942			120,942
Parent expense					6,203	615	(6)	6,818
Stock compensation expense					16,547			16,547
Interest expense				58,965		198	(2)	59,163

Total expenses	975,938	617,968	(2,266)	354,467	143,692	25,613		2,115,412

Subtotal	380,589	142,857	2,706	180,858	(142,191)	(36,363)		528,456
Nonoperating items						19,537	(1,6)	19,537
Amortization of low-income housing						16,826	(5)	16,826

Measure of segment profitability (pretax)	$380,589	$142,857	$2,706	$180,858	$(142,191)	$0		564,819

Deduct applicable income taxes								(184,800)

Segment profits after tax								380,019

Add back income taxes applicable to segment profitability	184,800
Add (deduct) realized investment gains (losses)	16,950
Deduct Part D adjustment (1)	(18,922)
Deduct amortization of low-income housing (5)	(16,826)
Deduct Family Heritage Life acquisition expense (6)	(615)

Pretax income from continuing operations per Consolidated Statement of Operations	$545,406

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(6)	Family Heritage Life acquisition expense.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations*

	For the nine months ended September 30, 2011
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,294,157	$702,807	$438			$5,374	(1)	$2,002,776
Net investment income				$528,902		(10,660	)(2,5)	518,242
Other income					$1,953	(273	)(4)	1,680

Total revenue	1,294,157	702,807	438	528,902	1,953	(5,559)		2,522,698
Expenses:
Policy benefits	836,358	478,392	31,634			11,211	(1)	1,357,595
Required interest on:
Policy reserves	(341,452)	(27,521)	(42,139)	411,112				0
Deferred acquisitions costs	119,364	14,221	1,990	(135,575)				0
Amortization of acquisition costs	220,269	46,722	7,035					274,026
Commissions, premium taxes, and non-deferred acquisition costs	116,406	48,998	53			(273	)(4)	165,184
Insurance administrative expense (3)					117,796	6,979	(6,7)	124,775
Parent expense					6,162			6,162
Stock compensation expense					11,032			11,032
Interest expense				58,183		198	(2)	58,381

Total expenses	950,945	560,812	(1,427)	333,720	134,990	18,115		1,997,155

Subtotal	343,212	141,995	1,865	195,182	(133,037)	(23,674)		525,543
Nonoperating items						12,816	(1,6,7)	12,816
Amortization of low-income housing						10,858	(5)	10,858

Measure of segment profitability (pretax)	$343,212	$141,995	$1,865	$195,182	$(133,037)	$0		549,217

Deduct applicable income taxes								(179,857)

Segment profits after tax								369,360

Add back income taxes applicable to segment profitability	179,857
Add (deduct) realized investment gains (losses)	21,149
Deduct Part D adjustment (1)	(5,837)
Deduct amortization of low-income housing (5)	(10,858)
Deduct estimated state administrative settlement expense (6)	(6,000)
Deduct loss on sale of equipment (7)	(979)

Pretax income from continuing operations per Consolidated Statement of Operations	$546,692

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(6)	Estimated state administrative settlement expense.
(7)	Loss on sale of equipment.

*	The 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2012	2011*	Amount	%
Life insurance	$380,589	$343,212	$37,377	11
Health insurance	142,857	141,995	862	1
Annuity	2,706	1,865	841
Investment	180,858	195,182	(14,324)	(7)
Other:
Other income	1,501	1,953	(452)	(23)
Administrative expense	(120,942)	(117,796)	(3,146)	3
Corporate and adjustments	(22,750)	(17,194)	(5,556)	32

Pretax total	564,819	549,217	15,602	3
Applicable taxes	(184,800)	(179,857)	(4,943)	3

Total	380,019	369,360	10,659	3
Reconciling items, net of tax:
Realized gains (losses)–Investments	11,017	13,747	(2,730)
Loss on disposal of discontinued operations	0	(455)	455
Part D adjustment	(12,299)	(3,794)	(8,505)
Estimated state administrative settlement	0	(3,900)	3,900
Loss on sale of equipment	0	(636)	636
Family Heritage acquisition expense	(400)	0	(400)

Net income	$378,337	$374,322	$4,015	1

*	The 2011 balances have been retroactively adjusted to give effect to the adoption of new accounting guidance as described in Note F—Adoption of New Accounting Standard.

Note H—Acquisition

On July 31, 2012, Torchmark signed a definitive agreement to acquire 100% ownership in Family Heritage Life Insurance Company of America (Family Heritage), a privately-held supplemental health insurance provider. The purchase closed on November 1, 2012. The purchase price is expected to be approximately $232 million, including post-closing adjustments yet to be finalized. In connection with the purchase, Torchmark plans to assume $20 million of debt issued by Family Heritage’s previous parent company. The approximate $212 million balance of the purchase price is to be funded with cash, primarily with borrowings as described below in Note I—Debt Transactions.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Family Heritage was founded in 1989 and is headquartered in Cleveland, Ohio. It is a specialty insurer focused primarily on selling protection-oriented individual supplemental health insurance products through a captive agency force. Family Heritage’s direct written premium in 2011 was $162 million. Torchmark believes that Family Heritage, with its emphasis on selling protection-oriented individual supplemental health insurance to middle-income families, is an excellent fit with Torchmark’s existing insurance business. Because the transaction just closed on November 1, 2012, the fair values of the assets and liabilities of Family Heritage have not yet been determined. Acquisition expenses in connection with the transaction charged to earnings in the third quarter of 2012 were $615 thousand ($400 after tax). The Company also expects to incur approximately $2 million of additional expenses in the fourth quarter ($1.3 million after tax).

Note I—Debt Transactions

On September 24, 2012, Torchmark issued $300 million principal amount of 3.80% Senior Notes due 2022. Interest on the Senior Notes will be payable semi-annually and will commence on March 15, 2013. As part of the offering, two of Torchmark’s insurance subsidiaries acquired $150 million par value of the Senior Notes. Proceeds from the issuance of this debt, net of underwriters’ discount and expenses, were $147 million with total proceeds to the Parent Company of approximately $297 million. The Senior Notes are redeemable by Torchmark in whole or in part at any time subject to a “make-whole” premium, whereby the Company would be required to pay the greater of the full principal amount of the notes or otherwise the present value of the remaining payment schedule of the notes discounted at a rate of interest equivalent to the rate of a United States Treasury security of comparable term plus a spread of 30 basis points. Torchmark intends to use the net proceeds from the new Senior Note offering to fund the purchase of Family Heritage noted above and for other corporate purposes, which could include the repayment or repurchase of the $94 million principal amount of its 7 3/8% Senior Notes due in 2013.

Additionally, on September 24, 2012, Torchmark completed the public offering of 5.875% Junior Subordinated Debentures due 2052 for an aggregate principal amount of $125 million. Proceeds from this offering were $121 million, net of underwriters’ discount and issue expenses. These debentures will pay interest quarterly commencing December 15, 2012. The securities are redeemable on December 15, 2052, and are first callable in whole or in part by Torchmark on or after December 15, 2017. Expenses of $4.2 million related to the offering have been netted against long-term debt and will be amortized over the forty-year redemption period. Net proceeds were used to fund the redemption of Torchmark’s 7.1% Trust Preferred Securities discussed below.

On October 24, 2012, Torchmark’s 7.1% Trust Originated Preferred Securities were redeemed in the amount of $120 million plus accrued dividends at a total cost of $121 million. These securities were originally issued in 2006 as preferred securities of Torchmark’s Capital Trust III, a deconsolidated variable interest entity. Upon redemption of these securities, Capital Trust III as well as the 7.1% Junior Subordinated Debentures due to that Trust in the amount of $124 million were liquidated. An after-tax loss of $2.7 million will be recorded on this redemption in the fourth quarter, representing the write-off of the unamortized issue expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Acquisition. As disclosed in Note H—Acquisition, Torchmark acquired Family Heritage on November 1, 2012 for approximately $232 million. As noted, Family Heritage is a specialty insurer focused primarily on selling individual supplemental health insurance products through a captive agency force, consisting of approximately 1,200 agents. We were attracted to the company because it sells protection-oriented insurance to middle income families through a captive agency force that we believe we can help grow. We currently intend to operate the company as a stand-alone operation. We expect that the addition of this acquisition will be accretive to earnings and earnings per share in both 2012 and 2013, excluding the effects of acquisition costs of the transaction as described in Note G—Business Segments and Note H—Acquisition. These costs must be expensed in their entirety in 2012 under applicable accounting guidance. The transaction will have a minimal effect, if any, on our share repurchase program and the regulatory capital ratios of the insurance subsidiaries.

Debt Transactions. As discussed in Note I—Debt Transactions, we closed two separate debt issues on September 24, 2012 – a ten-year $300 million 3.8% Senior Note issue and a forty-year $125 million 5.875% Junior Subordinated Debt issue that is callable at par after five years. The Senior Notes were issued to provide approximately $200 million to fund the acquisition of Family Heritage and $94 million to pre-fund the eventual retirement of our August 2013 7 3/8% Senior Notes. As we wanted to fund the majority of the Family Heritage acquisition internally, the Parent Company issued $150 million of these Senior Notes to two of our insurance companies. The $125 million in Junior Subordinated Notes were issued to refinance our $120 million Trust Preferred Securities, which carried an interest rate of 7.1%. The Trust Preferred Securities were called on October 24, 2012.

The $150 million in the 3.8% Senior Notes owned by our insurance companies are eliminated in consolidation and thus are not treated as outstanding debt or as invested assets in our consolidated financial statements. Therefore, the issuance of these two instruments resulted in net additional proceeds to the Company of $268 million during September, 2012. After the older issues are retired, the addition of these new debt issues will result in a small increase in our debt to capitalization ratio and a reduction in interest cost. These issuances will have no material effect on our debt covenants.

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

The tables in Note G—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the nine-month periods ended September 30, 2012 and 2011. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2012 with the same period of 2011, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note G—Business Segments.

Highlights, comparing the first nine months of 2012 with the first nine months of 2011. Net income per diluted share increased 15% to $3.84 from $3.33. Included in net income in 2012 were realized investment gains of approximately $11 million after tax, or $.11 per share compared with $14 million or $.12 per share in 2011. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report. Earnings in 2011 were also negatively affected by two non-operating charges, a charge for a state administrative matter in the estimated after tax amount of $3.9 million ($.03 per share) and the loss on sale of aviation equipment of $636 thousand after tax ($.01 per share).

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

Total premium income rose 6% in 2012 to $2.1 billion. Total net sales rose 22% to $372 million. After adjusting for the increased sales of Medicare Part D in 2012, largely caused by the addition of automatic enrollees discussed later in this report, net sales rose 5% to $303 million. First-year collected premium increased 42% to $348 million for the period. Excluding the increase in Part D first-year premium, the increase was 6%.

Life insurance premium income grew 5% to $1.4 billion. Life net sales increased 6% to $260 million, as three of our four distribution units experienced increases. First-year collected life premium rose 6% to $193 million. Life underwriting margins increased 11% to $381 million.

Health insurance premium income, excluding Medicare Part D, declined 5% to $527 million. Health net sales, excluding Part D, were flat at $43 million for the nine months, as a 5% increase in sales of Medicare Supplement policies were offset by declines in sales of limited-benefit health products. First-year collected health premium, excluding Part D, rose 7% to $46 million for the period. Health premium continued to be restrained by the run off of certain health products that we discontinued selling in 2010.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note G—Business Segments, policyholder premium was $234 million in 2012 compared with $148 million in 2011, an increase of 58%. This increase was due to the addition of a large number of low-income automatic enrollees into our Part D program in 2012.

As explained in Note G—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $12.3 million after-tax charge to earnings in 2012 ($.12 per share) and a $3.8 million charge in 2011 ($.03 per share). We expect our 2012 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2011 and prior years. For this reason, there should be no material difference in our segment versus financial statement reporting by year end 2012, as it relates to Medicare Part D. The increase in this adjustment in 2012 resulted from the addition of the automatic enrollees in Part D as noted above.

Excess investment income per diluted share increased 5% over 2011 to $1.83, while excess investment income declined 7% to $181 million. The increase in per share excess investment income in relation to the decline in dollar amount resulted from the significant number of shares purchased over the past twelve months, as discussed later in this report. Net investment income rose $6 million, or 1%. While our average investment portfolio at amortized cost grew 3%, the average effective yield on the fixed-maturity portfolio, which represented 93% of our investments at amortized cost, decreased to 6.42% in the 2012 period from 6.57% in the prior period. Excess investment income has been negatively affected by the low-interest-rate environment in financial markets during recent periods. Excess investment income declined despite the $6 million increase in net investment income, however, because of the $20 million or 7% increase in required interest on net insurance policy liabilities, as discussed under the caption Investments (excess investment income) later in this report. Financing costs also rose 1% in the period to $59 million.

In the first nine months of 2012, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.54%, compared with 5.79% in the same period of 2011. Our fixed maturity portfolio yield was 6.33% (as of September 30, 2012) and the portfolio had an average rating of BBB+. Approximately 94% of the portfolio at amortized cost was investment grade at September 30, 2012. Cash and short-term investments were $685 million at that date, compared with $105 million at December 31, 2011. The buildup in cash was due to the debt issuances in late September, 2012 in anticipation of the acquisition of Family Heritage and the October, 2012 call of our 7.1% Trust Preferreds mentioned above. In addition, we had $484 million proceeds from total security dispositions in the third quarter, including $465 million from securities called, a large portion of which was awaiting reinvestment.

The unrealized gain position in our fixed-maturity portfolio grew during the first nine months of 2012 from a net unrealized gain of $964 million at year end 2011 to a net unrealized gain position of $1.6 billion at September 30, 2012, primarily as a result of lower interest rates. The fixed-maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have no direct exposure to European sovereign debt.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their August, 2012 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the nine-month periods ended September 30, 2012 and 2011.

Analysis of Share Purchases

(Amounts in thousands)

	For the nine months ended September 30,
	2012			2011
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	6,635	$318,227	$47.96	17,238	$720,446	$41.79
Option exercise proceeds	3,091	147,872	47.84	1,631	70,053	42.94

Total	9,726	$466,099	$47.92	18,869	$790,499	$41.89

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first nine months of 2012 with the first nine months of 2011. Life insurance is our predominant segment, representing 64% of premium income and 72% of insurance underwriting margin in the first nine months of 2012. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 5% to $1.4 billion. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$492,381	36	$451,054	35	$41,327	9
Direct Response	476,888	35	447,500	34	29,388	7
Liberty National Exclusive Agency	212,552	16	217,560	17	(5,008)	(2)
Other Agencies	174,706	13	178,043	14	(3,337)	(2)

Total Life Premium	$1,356,527	100	$1,294,157	100	$62,370	5

Net sales, defined earlier in this report as an indicator of new business production, rose 6% to $260 million. Three of our four distribution groups had increases in net sales over the prior year period. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$119,049	46	$105,273	43	$13,776	13
Direct Response	109,055	42	103,497	42	5,558	5
Liberty National Exclusive Agency	23,743	9	28,005	12	(4,262)	(15)
Other Agencies	8,355	3	7,784	3	571	7

Total Life Net Sales	$260,202	100	$244,559	100	$15,643	6

First-year collected life premium, defined earlier in this report, was $193 million in the 2012 period, rising 6%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$94,031	49	$83,972	46	$10,059	12
Direct Response	71,755	37	67,495	37	4,260	6
Liberty National Exclusive Agency	20,154	10	24,086	13	(3,932)	(16)
Other Agencies	7,136	4	7,153	4	(17)	0

Total	$193,076	100	$182,706	100	$10,370	6

The American Income Exclusive Agency markets primarily to members of labor unions, but also to credit unions and other associations. This agency is the largest contributor to life premium of any of Torchmark’s distribution systems at 36% of Torchmark’s total life premium. This group produced premium income of $492 million, an increase of 9%. This agency is also our fastest growing life insurance agency on the basis of premium growth and sales. Net sales rose 13% to $119 million, while first-year collected premium rose 12% to $94 million. Increases in sales in our captive agencies are highly dependent on growth in the size of the agency force. The American Income agent count rose 23% to 5,472 at September 30, 2012 over the prior year (4,448). The count was also up 25% over the count at December 31, 2011 (4,381). The American Income Agency has been focusing on growing and strengthening middle management to support the growth of the agency force.

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

Direct Response’s life premium income rose 7% to $477 million, representing 35% of Torchmark’s total life premium in 2012. Net sales for this group of $109 million increased 5%. First-year collected premium gained 6% to $72 million.

The Liberty National Exclusive Agency markets primarily life insurance and supplemental health insurance, focusing primarily on middle-income customers. Life premium income for this agency was $213 million in the 2012 period, a 2% decline compared with $218 million in the 2011 period. First-year collected premium declined 16% to $20 million.

Net sales for the Liberty Agency declined 15% to $24 million. However, Liberty’s net life sales rose sequentially over each of the past two quarters, increasing 3% over second quarter 2012. Liberty had 1,401 producing agents at September 30, 2012, compared with 1,578 a year earlier, a decline of 11%. However, the agent count has risen 4% since December 31, 2011, when it stood at 1,345, and has risen 3% over the prior quarter. Decreases in agent counts prior to 2012 have had a negative effect on premium growth in this agency. The past declines were due to a number of factors, including the closing of several offices which had poor production as well as certain agent compensation issues which resulted in the departure of a number of the less productive agents. While these factors caused a loss of agents, they have resulted in improved persistency and margins, and have contributed to Torchmark’s overall improvement in life insurance margins. Additionally, we have changed the cost structure of this agency to a more commission-driven model, which we believe will also increase the profitability of new sales.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $175 million of life premium income, or 13% of Torchmark’s total in the 2012 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2012		2011		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,356,527	100	$1,294,157	100	$62,370	5
Net policy obligations	518,863	38	494,906	38	23,957	5
Commissions and acquisition expense *	457,075	34	456,039	35	1,036	0

Insurance underwriting income before other income and administrative expense	$380,589	28	$343,212	27	$37,377	11

*

2011 expense has been retrospectively adjusted as a result of the adoption of new accounting guidance as described in Note F — Adoption of New Accounting Standard. The restatement resulted in a reduction in the amortization of acquisition expense of $38 million and the addition of non-deferred acquisition expense of $60 million, for a net reduction in margin of $22 million in 2011.

Reported margins for our life insurance business have been negatively affected by the adopted accounting rule described in Note F which was adopted for all periods presented and has the effect of delaying the recognition of profitability on our insurance products. The recognition is delayed because we are no longer allowed to capitalize certain acquisition costs which were deferrable under previous accounting guidance. These costs that we no longer defer are included in the chart above under the caption “Commissions and acquisition expense” and were $42 million in 2012 and $60 million in 2011. While the recognition of profits is now delayed, ultimate profitability on our business is not affected by the change in accounting.

Life insurance underwriting income before insurance administrative expense was $381 million, increasing 11%. As a percentage of premium, underwriting income rose from 27% to 28% in 2012. Growth in underwriting income was caused partially by premium growth but also by reductions in certain acquisition expenses.

In 2011, we implemented several initiatives designed to further improve life insurance lapse ratios. This program has been very successful and has continued to grow. We anticipate that it will conserve approximately $31 million of additional annualized life premium during 2012.

Health insurance, comparing the first nine months of 2012 with the first nine months of 2011. Health premium accounted for 36% of our total premium in the 2012 period, while the health underwriting margin accounted for 27% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. Health insurance sold by Torchmark includes primarily Medicare Supplement and Medicare Part D prescription drug coverage to enrollees in the federal Medicare program, along with limited-benefit cancer and accident coverage. All health coverage plans other than Medicare Supplement and Medicare Part D are classified here as limited-benefit plans. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note G—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2012 period was $761 million, increasing 8%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note G—Business Segments, and those differences are fully discussed in that note.

The table below is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$19,372		$27,879		$(8,507)	(31)
Medicare Supplement	204,215		202,823		1,392	1

	223,587	43	230,702	41	(7,115)	(3)
Liberty National Exclusive Agency
Limited-benefit plans	122,799		133,159		(10,360)	(8)
Medicare Supplement	77,281		87,880		(10,599)	(12)

	200,080	38	221,039	40	(20,959)	(9)
American Income Exclusive Agency
Limited-benefit plans	59,142		59,329		(187)	0
Medicare Supplement	521		614		(93)	(15)

	59,663	11	59,943	11	(280)	0
Direct Response
Limited-benefit plans	262		283		(21)	(7)
Medicare Supplement	43,422		42,599		823	2

	43,684	8	42,882	8	802	2
Total Health Premium (Before Part D)
Limited-benefit plans	201,575	38	220,650	40	(19,075)	(9)
Medicare Supplement	325,439	62	333,916	60	(8,477)	(3)

Total (Before Part D)	527,014	100	554,566	100	(27,552)	(5)

Medicare Part D *	233,811		148,241		85,570	58

Total Health Premium *	$760,825		$702,807		$58,018	8

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $6.1 million in 2012 and $5.4 million in 2011 receivable from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$753		$781		$(28)	(4)
Medicare Supplement	20,603		18,659		1,944	10

	21,356	50	19,440	45	1,916	10
Liberty National Exclusive Agency
Limited-benefit plans	10,353		10,723		(370)	(3)
Medicare Supplement	534		1,350		(816)	(60)

	10,887	26	12,073	28	(1,186)	(10)
American Income Exclusive Agency
Limited-benefit plans	6,567		7,370		(803)	(11)
Medicare Supplement	0		0		0	0

	6,567	15	7,370	17	(803)	(11)
Direct Response
Limited-benefit plans	678		797		(119)	(15)
Medicare Supplement	3,223		3,226		(3)	0

	3,901	9	4,023	10	(122)	(3)
Total Net Sales (Before Part D)
Limited-benefit plans	18,351	43	19,671	46	(1,320)	(7)
Medicare Supplement	24,360	57	23,235	54	1,125	5

Total (Before Part D)	42,711	100	42,906	100	(195)	0

Medicare Part D*	68,925		17,971		50,954	284

Total Net Sales*	$111,636		$60,877		$50,759	83

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2012		2011		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$629		$1,325		$(696)	(53)
Medicare Supplement	22,970		19,775		3,195	16

	23,599	52	21,100	49	2,499	12
Liberty National Exclusive Agency
Limited-benefit plans	9,961		7,179		2,782	39
Medicare Supplement	889		1,685		(796)	(47)

	10,850	24	8,864	21	1,986	22
American Income Exclusive Agency
Limited-benefit plans	7,813		8,910		(1,097)	(12)
Medicare Supplement	0		0		0	0

	7,813	17	8,910	21	(1,097)	(12)
Direct Response
Limited-benefit plans	485		400		85	21
Medicare Supplement	2,794		3,286		(492)	(15)

	3,279	7	3,686	9	(407)	(11)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	18,888	41	17,814	42	1,074	6
Medicare Supplement	26,653	59	24,746	58	1,907	8

Total (Before Part D)	45,541	100	42,560	100	2,981	7

Medicare Part D*	109,261		20,040		89,221	445

Total First-Year Collected Premium*	$154,802		$62,600		$92,202	147

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income. Health premium, excluding Part D premium, fell 5% to $527 million in the 2012 period. Medicare Supplement premium declined 3% to $325 million, while other limited-benefit health premium decreased 9% to $202 million. Medicare Supplement provides Torchmark with the greatest amount of health premium, representing 62% of non-Part D health premium for the 2012 period, compared with 60% a year earlier.

Health net sales, excluding Part D, were flat at $43 million. Medicare Supplement net sales rose 5% to $24 million in the 2012 period. Limited-benefit net sales decreased 7% to $18 million. Non-Part D health first-year collected premium rose 7%.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of non-Part D premium income and net sales. Premium income was $224 million, representing 43% of Torchmark’s total non-Part D health premium. Net sales were $21 million, or 50% of Torchmark’s non-Part D health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $204 million. This agency represents approximately 63% of all Torchmark Medicare Supplement premium and 85% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 1% while net sales of these products rose 10% in 2012. However, total health premium declined 3%.

The Liberty National Exclusive Agency markets Medicare Supplement products and limited-benefit health products including cancer insurance. This agency represented 38% of Torchmark’s non-Part D health premium income at $200 million in 2012. Discussed under the Life Insurance caption, we noted the 11% decline in agent counts at Liberty over the prior twelve months. Declines in agent counts have also had a negative effect on health net sales and premium income. In the 2012 period, health premium income in the Liberty Agency declined 9% from the prior year premium of $221 million. Net health sales in this agency declined 10% in the 2012 nine months to $11 million. However, first-year collected premium rose 22% to $11 million, due to an increase in cancer sales over the prior twelve months.

Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 19% of health premium excluding Part D in the 2012 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies declined 8%, from $11.4 million in 2011 to $10.5 million in 2012.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is marketed through our Direct Response unit and to groups through our UA Independent Agency. As described in Note G—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 85% for the entire 2012 contract year compared with 82% for the full year 2011. We describe the differences between the segment analysis and the GAAP operating results in Note G. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2011.

Medicare Part D premium was $234 million in 2012, compared with $148 million in 2011, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 58%. Growth in premium in 2012 resulted from a new lower-cost Part D plan which qualified us to receive a large number of low-income automatic enrollees and to grow our own individual sales. The new product was priced to achieve the same underwriting margin as our existing products. We expect to have only minimal growth in Part D premium in 2013 because we will not receive as many new low-income automatic enrollees in 2013 as we did in 2012.

Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note G—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2012		2011
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$23,374	$4,452	$17,450	$11,613

The Medicare Part D plan is a government-sponsored program. Therefore, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30, 2012
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$527,014	100	$233,811	100	$760,825	100

Net policy obligations	312,336	59	198,634	85	510,970	67
Commissions and acquisition expense	95,195	18	11,803	5	106,998	14

Insurance underwriting income before other income and administrative expense	$119,483	23	$23,374	10	$142,857	19

	Nine months ended September 30, 2011
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$554,566	100	$148,241	100	$702,807	100
Net policy obligations	327,637	59	123,234	83	450,871	64
Commissions and acquisition expense**	102,384	19	7,557	5	109,941	16

Insurance underwriting income before other income and administrative expense	$124,545	22	$17,450	12	$141,995	20

*	Health other than Medicare Part D.
**	2011 expense has been retrospectively adjusted as a result of the adoption of new accounting guidance as described in Note F— Adoption of New Accounting Standard. The restatement resulted in a reduction in the amortization of acquisition expense of $32.3 million and the addition of non-deferred acquisition expense of $11.9 million in 2011.

Underwriting income for health insurance rose slightly to $143 million. Medicare Part D underwriting income was up $6 million or 34%, while non-Part D health underwriting income declined $5 million or 4% to $119 million in the period. The 2012 decline in health margins (excluding Part D) was primarily the result of the decline in premium income. The increased underwriting income for Medicare Part D in 2012 was a result of the previously-mentioned increased volume of business, partially offset by the increased benefit ratio. As a percentage of health premium, underwriting margins declined from 20% to 19%, due to the greater proportion of Medicare Part D business in 2012.

As discussed under the caption Life Insurance, reported underwriting margins have been affected by the newly adopted accounting standard which has limited the deferral of product acquisition costs. Health margins for 2011 that were retrospectively adjusted for the new accounting guidance were positively benefited, as the increase in non-deferred acquisition expenses caused by the new rules of $12 million was less than the decrease in amortization expense of $32 million (from $93 million to $61 million). As noted earlier, the new guidance only affects the timing of the recognition of product profitability, and has no effect on ultimate profitability.

Annuities. While we do underwrite annuities, they represent an insignificant part of our business and are not expected to be important to our marketing strategy going forward.

Operating expenses, comparing the first nine months of 2012 with the first nine months of 2011. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2012		2011
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$56,421	2.6	$56,665	2.8
Other employee costs	20,516	1.0	23,020	1.2
Other administrative costs	37,602	1.8	31,300	1.6
Legal expense—insurance	6,403	0.3	6,811	0.3

Total insurance administrative expenses	120,942	5.7	117,796	5.9

Parent company expense	6,203		6,162
Stock compensation expense	16,547		11,032
Estimated state administrative settlement	0		6,000
Loss on sale of equipment	0		979
Family Heritage acquisition expense	615		0

Total operating expenses, per
Consolidated Statements of Operations	$144,307		$141,969

Insurance administrative expenses:
Increase (decrease) over prior year	2.7%		2.5%

Total operating expenses:
Increase (decrease) over prior year	1.6%		8.3%

Insurance administrative expenses increased $3.1 million or 3% when compared with the prior year period, primarily as a result of the $3.9 million loss of a contract fee for insurance policy service that was in place in 2011. Total operating expenses rose 2% in 2012. Affecting total operating expenses were two 2011 non-recurring expense items. There was a charge during the period relating to a state administrative issue concerning events occurring over a period of many prior years in the pre-tax amount of $6 million. The Company does not consider items related to prior periods in its evaluation of current operating results. In addition, the Company sold aviation equipment at a loss of $979 thousand. Sales of such equipment are infrequent and are not considered part of Torchmark’s ongoing insurance operations. In 2012, there was a $5.5 million increase in 2012 stock compensation expense, which was due primarily to an increase in the market price of Torchmark stock in 2012.

Investments (excess investment income), comparing the first nine months of 2012 with the first nine months of 2011. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note G—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $5.3 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
Net investment income*	$535,325	$528,902	$6,423	1
Required interest on net insurance policy liabilities	(295,502)	(275,537)	(19,965)	7
Financing costs:
Interest on funded debt	(54,630)	(54,320)	(310)	1
Interest on short-term debt	(4,335)	(3,863)	(472)	12

Total financing costs	(58,965)	(58,183)	(782)	1

Excess investment income	$180,858	$195,182	$(14,324)	(7)

Excess investment income per diluted share	$1.83	$1.74	$0.09	5

Average invested assets (at amortized cost)	$11,584,173	$11,227,543	$356,630	3
Average net insurance policy liabilities**	6,976,612	6,611,257	365,355	6
Average debt and preferred securities (at amortized cost)	1,161,356	1,116,472	44,884	4

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain tax-advantaged low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note G—Business Segments. Additionally, management views our Trust Preferred Securities as consolidated debt, as also presented in Note G. GAAP requires those debt securities to be deconsolidated.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2012 period declined 7% to $181 million, primarily as a result of the effect of the low-interest environment on net investment income in recent periods and the increase in required interest on net policy liabilities as discussed below. However, excess investment income per share rose 5% as a result of our share purchases over the past 12 months. Net investment income rose $6 million or 1% in 2012, while average invested assets (with fixed maturities at amortized cost) rose 3% year over year. In the 2012 nine months, fixed maturity yields averaged 6.42% on a tax-equivalent and effective-yield basis, compared with 6.57% a year earlier. This was a result of proceeds from dispositions during the period being invested at rates lower than the average portfolio yield.

Offsetting the increase in net investment income, required interest on net insurance policy liabilities increased $20 million or 7% to $296 million. The increase in required interest was higher than the 6% growth in average net interest-bearing insurance policy liabilities, caused by an increase in the weighted-average discount rate on the net policy liabilities resulting from changes in the mix of in force business as discussed below.

Essentially all of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products (formerly SFAS 60, now incorporated into ASC 944-20-05), which mandates that interest rate assumptions be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on premiums received in the future from policies of that issue year, and cannot be changed.

The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

Financing costs rose 1% to $59 million, as a result of an increase in interest on short-term debt and the $254 thousand of additional interest on funded debt from the issuance of new debt securities described in Note I—Debt Transactions. Short-term interest expense rose $472 thousand, primarily as a result of the larger average balance of our commercial paper outstanding, especially during the second quarter of this year. More information concerning short-term debt can be found in the Liquidity section of this report under the caption Short-term borrowings.

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

In response to the lower interest rates, we have raised the premium rates for new business on major life products. The increased premium will provide additional margin on these policies to help offset the possible future reductions in excess investment income and have not had a detrimental impact on sales.

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

During the third quarter of 2012, we had $465 million proceeds from securities that were called, $307 million of which were hybrid securities issued by banks. The $465 million of called securities had an average yield rate of 6.89%. Assuming these funds are reinvested at an average effective yield rate of 4.25%, the annual loss in net investment income is projected to be $7.7 million after tax.

Additionally, at September 30, 2012, we held approximately $402 million book value of bank hybrid securities. Under the Dodd-Frank Act, the capital treatment of these bank securities will change beginning in 2013. Approximately $334 million book value of these securities have provisions which allow them to be called in the event of a change in capital treatment, including $261 million book value with an average book yield rate of 7.18% callable at par and $73 million book value with an average book yield rate of 6.71% callable at a make-whole price. In addition, approximately $35 million of bank hybrid securities with an average book yield rate of 8.65% are currently callable at par.

We do not know when and how much, if any, of the contingently callable securities or of the currently callable securities will be called, but we currently expect most of the $296 million callable at par to be called before the end of 2013. If all $296 million book value of these securities were called and the call proceeds were reinvested at 4.25%, the annual loss in investment income would be approximately $5.8 million after tax.

Of the $296 million book value expected to be called during 2013, approximately $167 million was rated below-investment-grade. If these bonds are called, we will see a reduction in both (i) the ratio of below-investment-grade bonds to the total investment portfolio and (ii) required capital.

Investments (acquisitions), comparing the first nine months of 2012 with the first nine months of 2011. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is generally invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2012	2011
Cost of acquisitions:
Investment-grade corporate securities	$749	$818
Taxable municipals	1	11
Other	5	2

Total fixed-maturity acquisitions	$755	$831

Effective annual yield*	4.54%	5.79%

Average life, in years to:
Next call	24.3	27.2
Maturity	26.0	28.0
Average rating	BBB+	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2012 was as follows:

Invested Assets At September 30, 2012

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$10,929	93%
Equities (at cost)	15	0
Mortgage loans	1	0
Investment real estate	4	0
Policy loans	417	4
Other long-term investments	21	0
Short-term investments	386	3

Total	$11,773	100%

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at September 30, 2012.

Fixed Maturities by Component

(Dollar amounts in millions)

					% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value
Corporates	$8,784	$1,462	$(57)	$10,189	81	82
Redeemable preferred stock	809	37	(19)	827	7	7
Municipals	1,177	171	0	1,348	11	11
Government-sponsored enterprises	11	1	0	12	0	0
Governments & agencies	36	1	0	37	0	0
Residential mortgage-backed*	13	1	0	14	0	0
Collateralized debt obligations	64	0	(26)	38	1	0
Other asset-backed securities	35	4	(1)	38	0	0

Total fixed maturities	$10,929	$1,677	$(103)	$12,503	100	100

*	Includes GNMA’s

At September 30, 2012, fixed maturities had a fair value of $12.5 billion, compared with $11.9 billion at December 31, 2011. The net unrealized gain position in the fixed-maturity portfolio increased from a net gain of $964 million at December 31, 2011 to a net gain of $1.6 billion at September 30, 2012, as a result of a reduction in interest rates. While our September, 2012 net unrealized gain of $1.6 billion consisted of gross unrealized gains of $1.7 billion offset by $103 million of gross unrealized losses, our December, 2011 net unrealized gain of $964 million consisted of a gross unrealized gain of $1.2 billion and gross unrealized loss of $239 million.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at September 30, 2012.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Financial - Life/Health/PC Insurance	$1,824	$194	$(20)	$1,998	17%	16%
Financial - Bank	938	69	(22)	985	9	8
Financial - Other	579	79	(5)	653	5	5

Subtotal Financial	3,341	342	(47)	3,636	31	29

Utilities	1,926	384	(6)	2,304	18	19
Energy	1,236	238	0	1,474	11	12
Government (US, municipal, and foreign)	1,224	174	0	1,398	11	11
Basic Materials	783	121	(2)	902	7	7
Consumer, Non-cyclical	558	118	(1)	675	5	6
Other Industrials	559	86	(11)	634	5	5
Communications	463	89	(7)	545	4	4
Transportation	386	75	0	461	4	4
Consumer, Cyclical	376	49	(3)	422	3	3
Collateralized debt obligations	64	0	(26)	38	1	0
Mortgage-backed Securities	13	1	0	14	0	0

Total fixed maturities	$10,929	$1,677	$(103)	$12,503	100%	100%

At September 30, 2012, approximately 49% of the fixed-maturity assets at amortized cost (48% at fair value) were in the financial and utility sectors. The balance of the portfolio is spread among 262 issuers in a wide variety of sectors. The financial sector had a net unrealized gain of $295 million at September 30, 2012, compared with a gain of $14 million at December 31, 2011. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at September 30, 2012 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$374	3	$420	3
AA	1,245	12	1,426	12
A	2,967	27	3,606	29
BBB+	2,317	21	2,662	21
BBB	2,413	22	2,759	22
BBB-	928	9	1,014	8

Investment grade	10,244	94	11,887	95

Below investment grade:
BB	385	3	379	3
B	176	2	151	1
Below B	124	1	86	1

Below investment grade	685	6	616	5

	$10,929	100	$12,503	100

Of the $10.9 billion of fixed maturities at September 30, 2012, $10.2 billion or 94% at amortized cost were investment grade with an average rating of A-. Below-investment-grade bonds were $685 million with an average rating of B+ and were 6% of fixed maturities, the same as at the end of 2011. Below-investment-grade bonds at amortized cost were 21% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2012. Overall, the total portfolio was rated BBB+ based on amortized cost, compared with A- at the end of 2011.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first nine months of 2012 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2011	$701
Downgrades by rating agencies	58
Upgrades by rating agencies	(71)
Disposals	(5)
Amortization and other	2

Balance as of September 30, 2012	$685

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

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2012	At December 31, 2011	At September 30, 2011
Average annual effective yield (1)	6.33%	6.49%	6.53%
Average life, in years, to:
Next call (2)	17.9	17.3	17.2
Maturity (2)	22.4	22.2	22.4
Effective duration to:
Next call (2), (3)	10.5	9.9	9.8
Maturity (2), (3)	11.9	11.6	11.6

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first nine months of 2012 with the first nine months of 2011. As discussed in Note G—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2012		2011
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$8,037	$0.08	$(1,463)	$(0.02)
Investments called or tendered	2,759	0.03	15,485	0.14
Writedown*	0	0.00	(13)	0.00
Other	221	0.00	(262)	0.00

Total	$11,017	$0.11	$13,747	$0.12

*	Written down due to other-than-temporary impairment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first nine months of 2012, the Parent Company received $417 million of dividends and transfers from subsidiaries. This compared with $731 million in 2011, but 2011 dividends included $305 million available from the proceeds of the 2010 sale of United Investors. For the full year 2012, dividends and transfers from the life insurance subsidiaries are expected to total approximately $492 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At September 30, 2012, the Parent Company had $504 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. We have a credit facility in place with a group of lenders which allows for unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates January 7, 2015. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at September 30, 2012.

Included in short-term debt is the commercial paper outstanding, noted above, as well as the current maturity of long-term debt. At September 30, 2012, we had $94 million par value and carrying value of our 7  3/8% Senior Note due in August, 2013 classified as short-term debt. The following table presents certain information about our commercial paper borrowings.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	At September 30, 2012	At December 31, 2011	At September 30, 2011
Balance at end of period	$225.9	$225.0	$225.8
Annualized interest rate	.45%	.55%	.39%
Letters of credit outstanding	$198.0	$198.0	$198.0
Remaining amount available under credit line	$176.1	$177.0	$176.2

	For the nine months ended
	September 30, 2012	September 30, 2011
Average balance outstanding during period	$256.3	$202.8
Daily-weighted average interest rate*	.44%	.35%
Maximum daily amount outstanding during period	$385.0	$271.8

*	Annualized

Our balance of commercial paper outstanding at September 30, 2012 was $226 million, differing insignificantly from balances at the previous year end and a year ago. We have had no difficulties in accessing the commercial paper market under this facility during the nine-month periods ended September 30, 2012 and 2011.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $698 million in the first nine months of 2012, compared with $684 million in the same period of 2011. In addition to cash inflows from operations, our companies have received $572 million in investment calls and tenders and $53 million in scheduled maturities or repayments during the 2012 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $685 million at September 30, 2012, compared with $105 million at December 31, 2011 and $224 million at the end of September, 2011. The large increase in cash balance at September 30, 2012 was due to the proceeds from our debt offerings in the last week of September discussed below under the caption Capital Resources in this report to be used to buy Family Heritage and to redeem the 7.1% Trust Preferreds in the fourth quarter of 2012. Additionally, as discussed under the caption Investments, there were a large number of trust preferred calls in the third quarter, 2012 which were awaiting investment at September 30, 2012. In addition to these liquid assets, the entire $12.5 billion (fair value at September 30, 2012) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity unlikely.

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

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above and the current maturity of long-term debt issues), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value, including our 7.1% Junior Subordinated Debentures, was $1.1 billion at September 30, 2012, compared with $914 million at December 31, 2011, as a result of new debt offerings noted below. An analysis of long-term debt issues outstanding is as follows at September 30, 2012.

Long Term Debt at September 30, 2012

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate	Par Value	Book Value	Fair Value
Senior Notes	2016	6 3/8%	$250.0	$248.2	$284.9
Senior Notes	2019	9 1/4	292.7	289.9	389.1
Senior Notes (1)	2022	3.8	150.0	147.1	153.3
Senior Notes	2023	7 7/8	165.6	163.4	214.3
Junior Subordinated Debentures	2052	5 7/8	125.0	120.8	126.8
Issue expenses (2)				(4.1)

Total long-term debt			983.3	965.3	1,168.4
Junior Subordinated Debentures (3)	2046	7.1	123.7	123.7	121.1	(4)

Total			$1,107.0	$1,089.0	$1,289.5

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)	Unamortized issue expenses related to Torchmark’s Trust Preferred Securities.
(3)	Included in “Due to Affiliates” in accordance with accounting standards.
(4)	Market value of the 7.1% Trust Preferred Securities, par value $120 million, which are obligations of an unconsolidated trust.

As discussed in Note I—Debt Transactions, we issued two new debt offerings in the third quarter of 2012 and called our 7.1% Trust Originated Preferred Securities in October, 2012. Proceeds to the Parent company from both of the new offerings were $417 million, but $121 million of this amount was required to call the Trust Preferreds. The call of the Trust Preferreds resulted in the liquidation of our 7.1% Junior Subordinated Debentures payable to the Trust which held the Preferred Securities at September 30, 2012. We plan to use the majority of the remaining proceeds to fund the acquisition of Family Heritage and for other corporate purposes, including the repurchase or repayment of the $94 million principal amount of our 7  3/8% Senior Notes due in August, 2013. These notes have been reclassified as short-term debt because they mature within one year. The additional debt caused a slight increase in our debt to capitalization ratio at September 30, 2012, but will be largely offset by the repayments of the Trust Preferreds and the 7  3/8% Notes. The offerings had no material effect on our debt covenants.

Shareholders’ equity was $4.3 billion at September 30, 2012. This compares with $3.9 billion at December, 31, 2011 and $3.8 billion at September 30, 2011. During the twelve months since September 30, 2011, shareholders’ equity was decreased by $648 million because of share purchases. However, shareholders’ equity has also been increased by unrealized gains of $411 million after tax in the fixed-maturity portfolio, as financial markets have improved over this period of time. Stock option exercises increased equity by $279 million due to a large number of options scheduled to expire in 2012. Net income added $501 million over the same twelve-month period.

As previously noted under the caption Highlights in this report, we acquired 6.6 million of our outstanding common shares under our share repurchase program during the first nine months of 2012. These shares were acquired at a cost of $318 million ($47.96 per share), compared with purchases of 17.2 million shares at a cost of $720 million in the first nine months of 2011.

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

Selected Financial Data

	At September 30, 2012		At December 31, 2011		At September 30, 2011
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1,3)	GAAP	Effect of Accounting Rule Requiring Revaluation(1,3)
Fixed maturities (millions)	$12,503	$1,574	$11,888	$964	$11,658	$942
Deferred acquisition costs (millions)	2,995	(27)	2,917	(33)	2,885	(41)
Total assets (millions)	17,940	1,547	16,588	931	16,409	900
Short-term debt (millions)	320	0	225	0	226	0
Long-term debt (millions)	1,089	0	914	0	914	0
Shareholders’ equity (millions)	4,309	1,006	3,860	605	3,817	585

Book value per diluted share	44.86	10.47	37.91	5.95	37.34	5.72
Debt to capitalization (2)	24.6%	(5.3)%	22.8%	(3.1)%	23.0%	(3.1)%

Diluted shares outstanding (thousands)	96,058		101,808		102,233
Actual shares outstanding (thousands)	94,882		100,579		102,185

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
(2)	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.
(3)	The 2011 Balances have been retroactively adjusted to give effect to the adoption of the new accounting standard as described in Note F—Adoption of New Accounting Standard.

Interest coverage was 10.2 times in the 2012 nine months, compared with 10.4 times in the 2011 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2012.

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

As of the end of the fiscal quarter completed September 30, 2012, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2012, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

Part II – Other Information

Item 1. Legal Proceedings

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts such as Alabama and Mississippi. Torchmark’s management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which Torchmark and its subsidiaries have substantial business, particularly Alabama and Mississippi, creating the potential for unpredictable material adverse judgments in any given punitive damage suit. With respect to its current litigation, at this time management believes that the possibility of a material judgment adverse to Torchmark is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

As previously disclosed in filings with the Securities and Exchange Commission (SEC), on September 23, 2009, purported class action litigation was filed against American Income Life Insurance Company in the Superior Court of San Bernardino County, California (Hoover v. American Income Life Insurance Company, Case No. CIVRS 910758). The plaintiffs, former insurance sales agents of American Income who are suing on behalf of all current and former American Income sales agents in California for the four year period prior to the filing of this litigation, have asserted that American Income’s agents are employees, not independent contractors as they are classified by American Income. They alleged failure to indemnify and reimburse for business expenses as well as failure to pay all wages due upon termination in violation of the California Labor Code; failure to pay minimum wages in violation of the California Industrial Welfare Commission Wage Order No. 4-2001, originally and as amended; and unfair business practices in violation of the California Business and Professions Code §§17200, et seq. They sought, in a jury trial, reimbursement for business expenses and indemnification for losses, payment of minimum wages for their training periods, payment of moneys due immediately upon termination under the California Labor Code, disgorgement of profits resulting from unfair and unlawful business practices, and injunctive relief granting employee status to all of American Income’s California agents. On October 29, 2009, American Income filed a motion seeking to remove this litigation from the Superior Court in San Bernadino County to the U.S. District Court for the Central District of California, Eastern Division. The U.S. District Court remanded the case without prejudice to the Superior Court and denied American Income’s motion to dismiss on December 15, 2009. On January 19, 2010, American Income filed a motion to dismiss which was denied by the Superior Court after a hearing held on March 16, 2010. On September 20, 2010, American Income again filed a motion to remove the case to federal court based upon jurisdictional grounds that had not been available previously. American Income’s motion was not successful, however, and the case was remanded back to Superior Court. On January 12, 2011, the Superior Court denied American Income’s motion to exercise the arbitration clauses of those agent contracts that contain them. American Income appealed that denial to the Court of Appeal. On May 16, 2012, the Court of Appeal affirmed the Superior Court’s denial with respect to named plaintiff Hoover. American Income petitioned the California Supreme Court for a review of this decision and the Supreme Court denied the petition on September 12, 2012. Discovery is proceeding.

As previously reported in SEC filings, on March 15, 2011, purported class action litigation was filed against American Income and Torchmark in the District Court for the Northern District of Ohio (Fitzhugh v. American Income Life Insurance Company and Torchmark Corporation, Case No. 1:11-cv-00533). The plaintiff, a formerly independently contracted American Income agent, alleged that American Income intentionally misclassified its agents as independent contractors rather than as employees in order to escape minimum wage and overtime requirements of the Fair Labor Standards Act, as well as to avoid payroll taxes, workers compensation premiums and other benefits required to be provided by employers. Monetary damages in the amount of unpaid compensation plus liquidated damages and/or prejudgment interest as well as injunctive and/or declaratory relief was sought by the plaintiff on behalf of the purported class. On November 3, 2011, the Court granted American Income’s motion to compel arbitration and dismissed the case. Plaintiffs appealed this decision. In May 2012, the parties negotiated a settlement of this matter and have filed a joint motion for its approval by the Court.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2012	35,000	$50.70	35,000
August 1-31, 2012	1,303,000	50.71	1,303,000
September 1-30, 2012	165,000	51.90	165,000

At its August 1, 2012 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended September 30, 2012

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 8, 2012	/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chief Executive Officer

Date: November 8, 2012	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chief Executive Officer

Date: November 8, 2012	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer