Form 10-K
period 2012-12-31
TORCHMARK CORP
filed 2013-02-28
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,821,117,686 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2013
Common Stock, $1.00 par value per share	93,656,137 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2013 (Proxy Statement)	Part III

TORCHMARK CORPORATION

PART I

Item 1.    Business

Torchmark Corporation (Torchmark) is an insurance holding company incorporated in Delaware in 1979. Its primary subsidiaries are American Income Life Insurance Company (American Income), Liberty National Life Insurance Company (Liberty), Globe Life And Accident Insurance Company (Globe), United American Insurance Company (United American), and Family Heritage Life Insurance Company of America (Family Heritage).

Torchmark’s website is: www.torchmarkcorp.com. Torchmark makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	5,176 producing agents in the U.S., Canada, and New Zealand.

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage, Medicare Supplement, and Medicare Part D marketed to middle-income Americans.	Direct mail, internet, television, magazine; nationwide.

Family Heritage	Family Heritage Life Insurance Company Cleveland, Ohio	Supplemental limited-benefit health insurance to middle-income families.	1,160 captive agents

Liberty National Exclusive Agency	Liberty National Life Insurance Company McKinney, Texas	Individual life and supplemental health insurance marketed to middle-income families.	1,419 producing agents; 67 branch offices.

United American Independent Agency	United American Insurance Company McKinney, Texas	Medicare Supplement and Medicare Part D coverage to Medicare beneficiaries and, to a lesser extent, life insurance and supplemental limited-benefit health coverage to people under age 65.	2,003 independent producing agents.

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

	Annualized Premium in Force (Amounts in thousands)
	2012	2011	2010
Whole life:
Traditional	$1,213,304	$1,153,621	$1,115,777
Interest-sensitive	63,290	68,832	76,248
Term	551,583	524,784	499,814
Other	66,840	66,468	61,207

	$1,895,017	$1,813,705	$1,753,046

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	Annualized Premium in Force (Amounts in thousands)
	2012	2011	2010
Direct response	$659,026	$630,044	$602,593
Exclusive agents:
American Income	705,417	642,803	596,583
Liberty National	295,396	302,489	310,475
Independent agents:
United American	19,533	22,203	24,726
Other	215,645	216,166	218,669

	$1,895,017	$1,813,705	$1,753,046

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

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2012 by product category.

	Annualized Premium in Force (Amounts in thousands)
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$450,812	37	$451,773	44	$461,386	47
Limited-benefit plans	451,941	37	281,633	28	308,899	32
Medicare Part D	325,749	26	282,987	28	203,340	21

Total Health	$1,228,502	100	$1,016,393	100	$973,625	100

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2012 by marketing (distribution) method.

	Annualized Premium in Force (Amounts in thousands)
	2012	2011	2010
Direct response	$60,206	$58,512	$57,014
Exclusive agents:
Liberty National	259,452	284,204	316,839
American Income	73,280	72,991	74,049
Family Heritage	187,979	0	0
Independent agents:
United American	321,836	317,699	322,383

	902,753	733,406	770,285
Medicare Part D	325,749	282,987	203,340

	$1,228,502	$1,016,393	$973,625

Annuities

Annuity products offered include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ending December 31, 2012 comprised less than 1% of premium.

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

Underwriting

The underwriting standards of each Torchmark insurance subsidiary are established by management. Each subsidiary uses information from the application and, in some cases, telephone interviews with applicants, inspection reports, pharmacy data, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected.

Reserves

The life insurance policy reserves reflected in Torchmark’s financial statements as future policy benefits are calculated based on generally accepted accounting principles (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. A list of the assumptions used in the calculation of Torchmark’s reserves are reported in the financial statements. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 96% of total investments at fair value at December 31, 2012. (See Note 4—Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Medicare Part D.    The Medicare Part D program is regulated at the federal level by the Centers for Medicare and Medicaid Services (CMS). This agency periodically examines Torchmark’s participating subsidiaries.

Holding Company.    States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Torchmark and its subsidiaries have registered as a holding company system pursuant to such legislation in Indiana, Nebraska, Ohio, and New York.

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

Personnel

At the end of 2012, Torchmark had 2,570 employees and 472 licensed employees under sales contracts.

Item 1A.    Risk Factors

Risks Related to Our Business

Product Marketplace and Operational Risks:

The insurance industry is a mature, regulated industry, populated by many firms. We operate in the life and health insurance sectors of the insurance industry, each with its own set of risks.

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

Life Insurance Marketplace Risk:

Our life products are sold in selected niche markets. We are at risk should any of these markets diminish.    We have two life distribution channels that focus on distinct market niches: labor union members and sales via direct response distribution. The contraction of the size of either market could adversely affect sales. In recent years, labor union membership has experienced minimal growth and has declined as a percentage of employed workers. Most of our direct response business is solicited either through direct mail, insertion into other mail media for distribution, internet marketing, or by inbound telephone calls. Significant adverse changes in postage cost or the acceptance of unsolicited marketing mail by consumers could negatively affect this business.

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

Our Medicare Supplement business could be negatively affected by alternative healthcare providers.    Our Medicare Supplement business is impacted by market trends in the senior-aged health care industry that provide alternatives to traditional Medicare, such as Medicare Advantage, or other health maintenance organizations (HMOs) or managed care plans. The success of these alternative businesses could negatively affect the sales and premium growth of traditional Medicare Supplement insurance.

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

Regulatory Risks:

Our businesses are heavily regulated, and changes in regulation may reduce our profitability and growth.    Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which we do business. The primary purpose of this supervision and regulation is the protection of our policyholders, not our investors. State agencies have broad administrative power over numerous aspects of our business, including premium rates and other terms and conditions that we can include in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, licensing agents, policy forms, capital adequacy, solvency, reserves, and permitted investments. Also, regulatory authorities have relatively broad discretion to grant, renew, or initiate procedures to revoke licenses or approvals. The insurance laws, regulations and policies currently affecting Torchmark and its insurance subsidiaries may change at any time, possibly having an adverse effect on our business. Should these changes to our business occur, we may be unable to maintain all required licenses and approvals, and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Record and Consumer Protection Act of 2010 establishes a Federal Insurance Office (FIO) within the Department of the Treasury, and the Affordable Care Act created the Center for Consumer Information and Insurance Oversight (CCIIO), originally established under the Department of Health and Human Services and subsequently transferred to the Centers for Medicare and Medicaid Services (CMS). The creation of these insurance regulatory offices may indicate that the federal government intends to play a larger role in the direct regulation of the insurance industry. We cannot predict what impact, if any, the FIO and CCIIO, as well as any other proposals for federal regulation of insurance could have on our business, results of operations, or financial condition.

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

Item 1B.    Unresolved Staff Comments

As of December 31, 2012, Torchmark had no unresolved staff comments.

Item 2.    Properties

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Torchmark owns and occupies a 290,000 square foot facility located in McKinney, Texas (a north Dallas suburb). This facility is Torchmark’s corporate headquarters and also houses the operations of United American.

Liberty owns a 487,000 square foot building in Birmingham, Alabama which until 2010 served as Liberty’s home office. During 2010, Liberty vacated this building and currently operates its home office activities out of a 34,000 square foot facility leased in a Birmingham suburb. Approximately 8,000 square feet of storage space has also been leased near the new home office facility. Liberty also operates a company-owned district office used for agency sales personnel. Liberty is currently in the process of selling its former home office building, opting instead to operate from leased facilities.

A subsidiary of Globe owns a 133,000 square foot facility located in Oklahoma City, Oklahoma which houses the Globe direct response operation. This subsidiary also currently leases 37,000 square feet of space for its home office activities in downtown Oklahoma City.

American Income owns and is the sole occupant of an office building located in Waco, Texas. The building is a two-story structure containing approximately 72,000 square feet of usable floor space. American Income also owns a 43,000 square foot facility located in Waco which houses the American Income direct response operation.

Family Heritage owns 50% of a partnership that owns a 66,272 square foot building in Broadview Heights, Ohio (a suburb of Cleveland) that serves as Family Heritage’s headquarters. The joint venture also leases a portion of the building to unrelated tenants.

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

As previously reported Securities and Exchange Commission (SEC) filings, on March 15, 2011, purported class action litigation was filed against American Income and Torchmark in the District Court for the Northern District of Ohio (Fitzhugh v. American Income Life Insurance Company and Torchmark Corporation, Case No. 1:11-cv-00533). The plaintiff, a formerly independently contracted American Income agent, alleged that American Income intentionally misclassified its agents as independent contractors rather than as employees in order to escape minimum wage and overtime requirements of the Fair Labor Standards Act, as well as to avoid payroll taxes, workers compensation premiums and other benefits required to be provided by employers. Monetary damages in the amount of unpaid compensation plus liquidated damages and/or prejudgment interest as well as injunctive and/or declaratory relief were sought by the plaintiff on behalf of the purported class. On November 3, 2011, the Court granted American Income’s motion to compel arbitration and dismissed the case. Plaintiffs appealed this decision. In May 2012, the parties negotiated a settlement of this matter and filed a joint motion for its approval by the Court. On December 4, 2012, the Court entered an order approving the settlement and dismissing the case with prejudice.

As previously reported in filings with the SEC, Torchmark subsidiary, United American was named as defendant in purported class action litigation filed on May 31, 2011 in Cross County Arkansas Circuit Court and subsequently removed to the United States District Court, Eastern District of Arkansas (Kennedy v. United American Insurance Company (Case No. 2:11-cv-00131-SWW). In the litigation, filed on behalf of a proposed nationwide class of owners of certain limited benefit hospital and surgical expense policies from United American, the plaintiff alleged that United American breached the policy by failing and/or refusing to pay benefits for the total number of days an insured is confined to a hospital and by limiting payment to the number of days for which there are incurred hospital room charges despite policy obligations allegedly requiring United American to pay benefits for services and supplies in addition to room charges. Claims for unjust enrichment, breach of contract, bad faith refusal to pay first party benefits, breach of the implied duty of good faith and fair dealing, bad faith, and violation of the Arkansas Deceptive Trade Practices Act were initially asserted. The plaintiff sought declaratory relief, restitution and/or monetary damages, punitive damages, costs and attorneys’ fees. In September 2011, the plaintiff dismissed all causes of action, except for the breach of contract claim. On November 14, 2011, plaintiff filed an amended complaint based upon the same facts asserting only breach of contract claims on behalf of a purported nationwide restitution/monetary relief class or, in the first alternative, a purported multiple-state restitution/monetary relief class or, in the second alternative, a purported Arkansas statewide restitution/monetary relief class. Restitution and/or monetary relief for United American’s alleged breach of contract, costs, attorney’s fees and expenses, expert fees, prejudgment interest and other relief are being sought on behalf of the plaintiff and members of the class. On December 7, 2011, United American filed a Motion to Dismiss the plaintiff’s amended complaint, which the Court subsequently denied on July 24, 2012. On September 28, 2012, plaintiff filed a second amended and supplemental complaint with the same allegations on behalf of a nationwide class or alternatively, an Arkansas statewide class limited to GSP2 policies. Plaintiff filed a third supplemental and amending class action complaint and a motion for leave to file to file an amended complaint on November 21, 2012 again with the same allegations but a different plaintiff class and alternatively, for sub-classes or a multistate class, which was opposed by United American. Plaintiff also filed a motion for class certification on November 21, 2012. On December 28, 2012, United American filed its response to plaintiffs’ motion for class certification. The parties are presently awaiting the Court’s rulings on various outstanding motions and the trial of this case has been continued until October 21, 2013.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 3,355 shareholders of record on December 31, 2012, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2012 Market Price		Dividends Per Share
Quarter		High	Low
1		$50.55	$43.36	$.12
2		50.55	45.29	.15
3		52.76	49.10	.15
4		52.97	49.55	.15
Year-end closing price	$51.67

		2011 Market Price		Dividends Per Share
Quarter		High	Low
1		$44.32	$40.45	$.107
2		45.23	41.00	.107
3		43.68	33.18	.11
4		43.74	33.72	.12
Year-end closing price	$43.39

(c)	Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2012

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	0	$0.00	0
November 1-30, 2012	1,110,000	50.26	1,110,000
December 1-31, 2012	935,000	51.64	935,000

On August 1, 2012, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

(e)	Performance Graph

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2012	2011	2010	2009	2008
Premium revenue:
Life	$1,808,524	$1,726,244	$1,663,699	$1,591,853	$1,544,219
Health	1,047,379	929,466	987,421	1,017,711	1,127,059
Other	559	608	638	541	622
Total	2,856,462	2,656,318	2,651,758	2,610,105	2,671,900
Net investment income	693,644	693,028	676,364	632,540	627,206
Realized investment gains (losses)	37,833	25,904	37,340	(129,492)	(107,541)
Total revenue	3,589,516	3,377,401	3,367,632	3,115,073	3,196,236
Income from continuing operations	529,324	497,616	504,095	364,273	404,380
Income from discontinued operations	0	0	29,784	18,901	22,559
Loss on disposal, net of tax	0	(455)	(35,013)	0	0
Net income	529,324	497,161	498,866	383,174	426,939
Per common share:
Basic earnings:
Income from continuing operations	5.48	4.60	4.13	2.93	3.06
Income (loss) from discontinued operations	0.00	(0.01)	(0.04)	0.15	0.17
Net income	5.48	4.59	4.09	3.08	3.23
Diluted earnings:
Income from continuing operations	5.41	4.53	4.09	2.93	3.05
Income (loss) from discontinued operations	0.00	0.00	(0.04)	0.15	0.17
Net income	5.41	4.53	4.05	3.08	3.22
Cash dividends declared	0.60	0.46	0.41	0.38	0.37
Cash dividends paid	0.57	0.45	0.41	0.37	0.37
Basic average shares outstanding	96,614	108,278	122,009	124,550	132,079
Diluted average shares outstanding	97,898	109,815	123,123	124,550	132,774
As of December 31,	2012	2011	2010	2009	2008
Cash and invested assets(1)	$14,155,919	$12,437,699	$11,563,656	$10,054,764	$7,812,992
Total assets(1)	18,776,910	16,588,272	15,622,973	15,514,761	13,053,558
Short-term debt	319,043	224,842	198,875	233,307	403,707
Long-term debt(2)	989,686	914,282	913,354	919,761	622,760
Shareholders’ equity	4,361,786	3,859,631	3,667,329	3,068,043	1,913,837
Per diluted share	45.85	37.91	30.35	24.60	15.06
Effect of fixed maturity revaluation on diluted equity per share(3)	10.61	5.95	0.55	(2.23)	(8.63)
Annualized premium in force:
Life(1)	1,895,017	1,813,705	1,753,046	1,694,402	1,625,549
Health(1)	1,228,502	1,016,393	973,625	1,026,560	1,098,349
Total	3,123,519	2,830,098	2,726,671	2,720,962	2,723,898
Basic shares outstanding	94,236	100,579	118,865	124,261	127,061
Diluted shares outstanding	95,138	101,808	120,815	124,739	127,061
(1)	Cash and invested assets include $615 million, total assets includes $869 million, annualized life premium in force includes $969 thousand, and annualized health premium in force includes $188 million, representing the business acquired in the acquisition of Family Heritage in 2012.
(2)	Includes Torchmark’s 7.1% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheets at year ends 2008 through 2011 in the amount of $123.7 million.
(3)	There is an accounting rule requiring available-for-sale fixed maturities to be revalued at fair value each period. The effect of this rule on diluted equity per share reflects the amount added or (deducted) under this rule to produce GAAP Shareholders’ equity per share. Please see the explanation and discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and Torchmark’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Acquisition:    On November 1, 2012, we acquired Family Heritage, a previously privately-held supplemental health insurance carrier. Information about this acquisition can be found in Note 6—Acquisition in the Notes to Consolidated Financial Statements. The results of Family Heritage subsequent to our acquisition are included in this discussion within our health insurance segment.

Discontinued Operations:    As described in Note 3—Discontinued Operations in the Notes to the Consolidated Financial Statements, we sold our subsidiary United Investors Life Insurance Company (United Investors) as of December 31, 2010. Because of the sale, United Investors’ financial results are excluded from this discussion since those operations were discontinued.

How Torchmark Views Its Operations:    Torchmark is the holding company for a group of insurance companies which market primarily individual life and supplemental health insurance, and to a limited extent annuities, to middle income households throughout the United States. We view our operations by segments, which are the insurance product lines of life, health, and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment.

Insurance Product Line Segments.    As fully described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, the product line segments involve the marketing, underwriting, and the administration of policies. Each product line is further segmented by the various distribution units that market the insurance policies. Each distribution unit operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution units within the segment, the measure of profitability used by management is the underwriting margin, which is:

Premium revenue

Less:

    Policy obligations

    Policy acquisition costs and commissions

Investment Segment.    The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability for the investment segment is excess investment income, which is:

Net investment income

Less:

    Required interest on net policy liabilities

    Financing costs

The tables in Note 14—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2012. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	2012	2011	2010	2012 Change	%	2011 Change	%
Life insurance underwriting margin	$509,476	$460,963	$430,262	$48,513	11	$30,701	7
Health insurance underwriting margin	197,341	188,990	198,966	8,351	4	(9,976)	(5)
Annuity underwriting margin	3,465	2,345	1,348	1,120	48	997
Other insurance:
Other income	1,898	2,507	2,834	(609)	(24)	(327)	(12)
Administrative expense	(165,405)	(159,109)	(155,615)	(6,296)	4	(3,494)	2
Excess investment income	236,644	258,986	265,245	(22,342)	(9)	(6,259)	(2)
Corporate and adjustments	(29,827)	(22,647)	(20,657)	(7,180)	32	(1,990)	10

Pre-tax total	753,592	732,035	722,383	21,557	3	9,652	1
Applicable taxes	(246,945)	(238,335)	(242,558)	(8,610)	4	4,223	(2)

After-tax total, before discontinued operations	506,647	493,700	479,825	12,947	3	13,875	3
Discontinued operations (after tax)	0	0	27,932	0		(27,932)

Total	506,647	493,700	507,757	12,947	3	(14,057)	(3)
Realized gains (losses)—investments (after tax)*	24,591	16,838	24,270	7,753		(7,432)
Realized gains (losses)—discontinued operations (after tax)*	0	0	1,852	0		(1,852)
Loss on disposal of discontinued operations (after tax)	0	(455)	(35,013)	455		34,558
Acquisition expense—Family Heritage (after tax)	(1,914)	0	0	(1,914)		0
Cost of legal settlements (after tax)	0	(7,800)	0	7,800		(7,800)
State administrative settlement (after tax)	0	(4,486)	0	4,486		(4,486)
Loss on sale of equipment (after tax)	0	(636)	0	636		(636)

Net income	$529,324	$497,161	$498,866	$32,163	6	$(1,705)	0

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Net income rose 6% to $529 million in 2012 from $497 million in 2011. It had declined slightly in 2011 from $499 million in 2010. On a diluted per share basis, 2012 net income rose 19% to $5.41 after a 12% increase in 2011 to $4.53 from net income of $4.05 in 2010. The per-share results have exceeded the growth in dollar amounts due to our share repurchase program. Results in 2010 include a $35 million after-tax loss on the disposal of United Investors, representing $.28 per diluted share. Also, each year’s per share net income was affected by realized investment gains, which were $0.25, $0.15, and $0.20 in 2012, 2011, and 2010, respectively. More information concerning realized investment gains and losses can be found under the caption Realized Gains and Losses in this report where there is a more complete discussion. Also, as explained in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, we do not consider non-operating items which are not related to the current ongoing reporting performance of our segments to be part of our segment operating income.

As shown in the above chart, after-tax segment results of operations, before discontinued operations, rose each year over the prior year from $480 million in 2010 to $494 million in 2011 to $507 million in 2012. The primary contributor to the growth in both 2011 and 2012 was the underwriting margin in our life insurance segment, in which margins rose $31 million in 2011 and $49 million in 2012. The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented. Also contributing to growth in 2012 income was our health insurance segment, which provided $8 million of additional margin after a decline of $10 million in 2011. The 2012 improvement was largely due to the increased volume in our Medicare Part D program while the 2011 decline was a result of the discontinuance of sales of certain limited-benefit health products in late 2010 due to healthcare reform. Both 2012 and 2011 have been impacted negatively by declines in excess investment income, the measure of profitability of our investment segment. These declines in excess investment income have resulted from the continuing low interest rate environment which has pressured investment yields and spreads on policy benefit requirements, discussed more fully under the caption Investments in this report.

In 2012, this pressure on excess investment income was increased as an unusual number of calls, resulting from a new regulation affecting bank hybrid securities, caused us to replace these higher yielding securities with securities at lower yields due to the current low-interest-rate environment. Also in 2012, there was a $7 million increase in stock compensation expense which negatively affected the results during the year. The increase in stock compensation expense resulted primarily from the increase in the value of Torchmark’s stock and not from an increase in the number of grants.

Total revenues rose 6% in 2012 to $3.59 billion. They were flat in 2011 at $3.38 billion compared with $3.37 billion in 2010. Life premium rose 5% or $82 million in 2012 to $1.81 billion. Life premium increased $63 million in 2011 to $1.73 billion. Net investment income was essentially flat at $694 million in 2012, after rising 2% or $17 million in 2011. Health premium increased 13% to $1.05 billion in 2012 and contributed $117 million to 2012 revenue growth, but health premium negatively affected revenue growth in 2011 as discussed below.

While life insurance premium has grown steadily in each of the three years ending December 31, 2012, margins as a percentage of premium have risen even more, rising in 2012 to 28% from 27% in 2011 and 26% in 2010. Segment profits for life insurance were not only positively affected by the premium growth, but also by improvements in persistency in both periods. Life net sales increased 6% in 2012 to $343 million, but declined 1% in 2011 to $325 million. Life insurance segment results are discussed further in this report under the caption Life Insurance.

We primarily market Medicare Supplement insurance, Medicare Part D prescription drug insurance, limited-benefit cancer, and accident health products. Prior to September, 2010, we marketed an under-age-65 limited-benefit hospital-surgical product. Health premium increased $117 million or 13% in 2012, as a result of the addition of a large number of new low-income Medicare Part D auto-enrollees in the 2012 plan year. However, 2011 health premium declined 6% to $930 million as a result of the discontinuance of certain limited-benefit health products because of healthcare reform mentioned above. Medicare Supplement remains our largest contributor to total health premium, and we have experienced growth in net sales in this product in each successive year. Medicare Supplement premium was $432 million in 2012 but has declined slightly in each successive year as lapses have exceeded new sales. Our Medicare Part D premium rose 62% to $318 in 2012 as a result of the previously-noted addition of low-income auto-enrollees in the 2012 plan. Due to increased competition for the 2013 plan year, we expect a slight decrease in 2013 Part D premium. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

We offer fixed annuities, but we do not emphasize sales of annuity products, favoring life insurance instead. With the sale of United Investors in 2010, we disposed of 37% of our annuity deposit balance. See the caption Annuities for further discussion of the Annuity segment.

As previously mentioned, the investment segment’s pretax profitability, or excess investment income, declined in both 2012 and 2011. Profitability in this segment is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to insurance products), and financing costs. In recent years, growth in net investment income has been restricted in relation to the growth in the size of our portfolio. One reason that investment income has grown at a lower rate than mean invested assets has grown in recent years is that new investments have been made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Also, there is sometimes a lag between the time when proceeds from maturities and dispositions are received and when the proceeds are reinvested, during which the funds are held in cash. Growth in total investment income has also been somewhat negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments. In 2012, net investment income rose 1% while the portfolio (at amortized cost) grew 4%, as new money yields available have continued to decline.

The interest required on net policy liabilities is deducted from net investment income, and generally grows in conjunction with the net policy liabilities that are supported by the invested assets. The lower new-money yields resulting from the low-interest-rate environment noted above have compressed excess investment income as required interest has continued to grow. We have implemented certain strategies to offset this effect, including lowering the discount rate on new business and increasing premium rates on sales of new products as discussed under the caption Investments. Financing costs, which consist of the interest required for debt service on our long and short-term debt, are also deducted from net investment income. Financing costs in 2012 increased 3% to $80 million, primarily as a result of two new debt offerings issued in the latter half of 2012 as described below. Financing costs also increased from $75 million in 2010 to $78 million in 2011, primarily a result of increased charges related to our letters of credit facility.

Torchmark’s current investment policy limits new investment acquisitions to investment-grade fixed maturities generally with longer maturities (often exceeding twenty years) that meet our quality and yield objectives. Approximately 96% of our invested assets at fair value consist of fixed maturities of which 96% were investment grade at December 31, 2012. The average quality rating of the portfolio was A-. The portfolio contains no securities backed by sub prime or Alt-A mortgages, no direct investment in residential mortgages, no counterparty risks, no credit default swaps, or derivative contracts. See the analysis of excess investment income and investment activities under the caption Investments in this report and Note 4—Investments in the Notes to Consolidated Statements of Operations for a more detailed discussion of this segment.

As noted earlier, we issued two new debt offerings during 2012: our $300 million principal amount 3.8% Senior Notes due 2022 and our $125 million principal amount 5.875% Junior Subordinated Debentures due 2052, both issued in September. Proceeds from the Senior Notes were $297 million, but $150 million were purchased by our insurance subsidiaries and were eliminated in consolidation. Proceeds from this offering provided funding for the retirement of our 7 3/8% Senior Notes due in August, 2013 and for the acquisition of Family Heritage in November, 2012. The $121 million net proceeds from the Subordinated Debentures were used to fund the call of our $120 million principal amount 7.1% Trust Originated Preferred Securities in October, 2012. More information on these transactions can be found in Note 6—Acquisition and Note 11—Debt in the Notes to Consolidated Financial Statements and in our discussion of Capital Resources in this report.

In 2011, income from continuing operations was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. As reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Settlements, we were involved in certain issues in which we incurred settlement losses and expenses. We settled a state administrative matter in the pretax amount of $6.9 million ($4.5 million after tax) and accrued an estimated liability for a litigation amount which settled in early 2012 in the pretax amount of $12.0 million ($7.8 million after tax). Both of these issues involved matters arising many years ago. Additionally, in connection with the 2012 purchase of Family Heritage as described in Note 6—Acquisition, we incurred $2.9 million of acquisition-related expenses ($1.9 million after tax). The state administrative settlement, the litigation accrual, and the acquisition expenses are included in “Other operating expense” in the Consolidated Statements of Operations. However, as described in Note 1, we remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such matters from our segment analysis for current periods.

Torchmark has in place an ongoing share repurchase program which began in 1986. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. Due to poor economic conditions, we temporarily suspended our share repurchase program in the first quarter of 2009. However, in the first quarter of 2010, the Board of Directors reactivated the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. The following chart summarizes share purchase activity for each of the three years ended December 31, 2012.

Analysis of Share Purchases

(Amounts in thousands)

	2012		2011		2010
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow and borrowings	7,479	$360,490	18,901	$787,697	5,707	$203,566
Option proceeds	4,292	209,675	4,380	184,859	1,074	42,440

Total	11,771	$570,165	23,281	$972,556	6,781	$246,006

Option proceeds increased significantly in 2011 and 2012 due to optionholders exercising several years of option grants that expired in 2012.

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow and borrowings.

A discussion of each of Torchmark’s segments follows. The following discussions are presented in the manner we view our operations, as described in Note 14—Business Segments.

Life Insurance.    Life insurance is our largest insurance segment, with 2012 life premium representing 63% of total premium. Life underwriting income before other income and administrative expense represented 72% of the total in 2012. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

Life insurance premium rose 5% to $1.81 billion in 2012 after having increased 4% in 2011 to $1.73 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows:

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$663,696	37%	$607,914	35%	$560,649	34%
Direct Response	630,111	35	593,650	34	566,604	34
Liberty National Exclusive Agency	281,723	15	288,308	17	294,587	18
Other Agencies	232,994	13	236,372	14	241,859	14

	$1,808,524	100%	$1,726,244	100%	$1,663,699	100%

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

Annualized life premium in force was $1.90 billion at December 31, 2012, an increase of 4% over $1.81 billion a year earlier. Annualized life premium in force was $1.75 billion at December 31, 2010.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$158,609	46%	$141,793	44%	$137,554	42%
Direct Response	140,928	41	136,663	42	136,653	41
Liberty National Exclusive Agency	32,296	10	36,338	11	44,763	14
Other Agencies	11,331	3	10,404	3	10,561	3

	$343,164	100%	$325,198	100%	$329,531	100%

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$126,223	49%	$113,151	46%	$110,751	45%
Direct Response	93,374	37	88,962	37	89,542	37
Liberty National Exclusive Agency	26,533	10	31,296	13	34,845	14
Other Agencies	9,660	4	9,413	4	10,364	4

	$255,790	100%	$242,822	100%	$245,502	100%

The American Income Exclusive Agency has historically focused primarily on marketing to members of labor unions. While the labor union market is still the backbone of American Income’s business, the agency has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. It is Torchmark’s highest margin business. The American Income Agency was also the largest contributor to life premium and net sales of any Torchmark distribution method in 2012. Life premium for this agency rose 9% to $664 million, after having risen 8% in 2011. Net sales increased 12% in 2012 after having risen 3% in 2011. Net sales rose 8% in 2010. The average face amount of policies issued in 2012 was approximately $33 thousand. As is the case with all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. The American Income agent count was 5,176 at December 31, 2012 compared with 4,381 a year earlier, an increase of 18%. The agent count increased 12% in 2011. Management’s primary objective is to grow middle management in the agency to help ensure sustainable growth. This is being achieved through an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. In 2011, we began providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for his or her level of experience and responsibilities.

The Direct Response Unit reaches the market through a variety of direct-to-consumer marketing approaches which include direct mailings, insert media, internet, and inbound telephone calls. These different approaches support and complement one another in our efforts to reach the consumer. Direct response focuses primarily on young middle-income households with children. The juvenile life insurance policy is a key product for this unit. Not only is the juvenile market an important source of sales, it is also a vehicle to reach the parents and grandparents of the juvenile policyholders. Also, both the juvenile policyholders and their parents are low acquisition cost targets for sales of additional coverage over time. At this time, we believe that the Direct Response unit is the largest U.S. writer of juvenile direct mail life insurance. We expect that sales to this demographic group will continue as one of Direct Response’s premier markets. Historically, the Direct Response unit’s growth has been fueled by constant innovation. In recent years, the internet and inbound call center production has grown rapidly as management has aggressively increased internet marketing activities and focused on driving traffic to the inbound call center.

The Direct Response operation accounted for 35% of our life insurance premium during 2012, increasing 6% over 2011 premium. Life premium for this unit rose 5% in 2011 and 6% in 2010. Net sales rose 3% to $141 million in 2012 after being flat in 2011. First-year collected premium rose 5% to $93 million after a decline of 1% to $89 million in 2011. The average face amount of policies issued in 2012 was approximately $20 thousand.

The Liberty National Exclusive Agency markets primarily life insurance and supplemental health insurance, focusing on middle-income customers. Life premium income for this agency was $282 million in 2012, a 2% decrease compared with $ 288 million in 2011. Life premium also declined 2% in 2011 from 2010. First year collected premium declined 15% in 2012, after having declined 10% in 2011. The average face amount of life policies issued in 2012 was approximately $23 thousand.

The Liberty National Agency’s net sales declined 11% to $32 million in 2012, after having declined 19% a year earlier. As is the case with all of our agencies, sales are driven by the size of the agent force. The Liberty agency had 1,419 producing agents at December 31, 2012, compared with 1,345 a year earlier, an increase of 6%. The producing agent count declined 33% during 2011.

The recent declines in premium and sales were due primarily to changes in the cost structure of the agency that have affected agent counts in recent years. Several years ago, management began a process to convert the agency from a fixed expense, salary-based agency model to a commission-driven variable-cost model. Even though we knew the conversion would result in agent defections, the change had to be made to maintain acceptable underwriting margins on new business and ensure the long-term survival and growth of this distribution channel. This was a significant cultural change and it has been implemented gradually to minimize agency disruption as much as possible. Declines in agent count finally ceased in February, 2012 and there was a slow steady increase in agent count for the remainder of the year. Liberty has historically focused its marketing efforts in smaller rural areas in the southeastern United States. Going forward, management expects to grow this agency through nationwide geographic expansion into more urban areas and cross-selling individual life insurance to customers who purchased group health insurance through Liberty’s worksite marketing program.

We also offer life insurance through Other Agencies consisting of the Military Agency, the United American Independent Agency, and other small sales agencies. The Military Agency consists of a nationwide independent agency whose sales force is comprised primarily of former military officers who sell primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders. Military premium represented 10% of life premium at December 31, 2012. The United American Independent Agency represented approximately 1% of Torchmark’s total life premium at that date, as their sales of Torchmark products consist primarily of health insurance.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2012		2011		2010
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,808,524	100%	$1,726,244	100%	$1,663,699	100%

Policy obligations	1,172,020	65	1,118,909	65	1,082,423	65
Required interest on reserves	(483,892)	(27)	(458,029)	(27)	(434,319)	(26)

Net policy obligations	688,128	38	660,880	38	648,104	39
Commissions, premium taxes, and non-deferred acquisition expenses	137,115	8	152,347	9	141,792	8
Amortization of acquisition costs	473,805	26	452,054	26	443,541	27

Total expense	1,299,048	72	1,265,281	73	1,233,437	74

Insurance underwriting margin before other income and administrative expenses	$509,476	28%	$460,963	27%	$430,262	26%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 11% in 2012 and 7% in 2011. The margin increased to $509 million in 2012 after rising to $461 million in 2011. Margin growth in all periods was primarily the result of premium growth. As a percentage of life insurance premium, the margins have risen steadily each year, largely due to improved persistency.

Health Insurance.    Health insurance sold by Torchmark includes primarily Medicare Supplement and Part D prescription drug coverage to enrollees in the federal Medicare program, cancer coverage, and accident coverage. All health coverage plans other than Medicare Supplement and Part D are classified here as limited-benefit plans.

Total health premium represented 37% of Torchmark’s total premium income in 2012. Excluding Part D premium, health premium represented 26% of total premium income in 2012, compared with 28% in 2011 and 29% in 2010. Health underwriting margin, excluding Part D, accounted for 23% of the total in 2012, compared with 25% in 2011 and 28% in 2010. These declines in the health percentages are indicative of the growth in the premium and profitability of our life segment in relation to our health segment. Health results have been negatively affected by the discontinuance of sales in 2010 of a block of hospital-surgical limited-benefit products which became less marketable due to healthcare reform developments. These products were also our highest-premium, lowest-margin products. Health results have also been negatively affected by the earlier restructuring of the Liberty National Agency as discussed under the caption Life Insurance. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Medicare Supplement	$272,382		$270,029		$267,280
Limited-benefit plans	26,377		36,461		47,244

	298,759	41%	306,490	42%	314,524	40%
Liberty National Exclusive Agency
Medicare Supplement	100,928		114,974		130,019
Limited-benefit plans	162,607		175,133		201,037

	263,535	36	290,107	39	331,056	43
American Income Exclusive Agency
Medicare Supplement	683		817		918
Limited-benefit plans	78,957		79,302		78,141

	79,640	11	80,119	11	79,059	10
Family Heritage Agency
Medicare Supplement	0		0		0
Limited Benefit	30,119		0		0

	30,119	4	0	0	0	0
Direct Response
Medicare Supplement	57,625		56,695		53,930
Limited-benefit plans	341		372		398

	57,966	8	57,067	8	54,328	7
Total Premium (Before Part D)
Medicare Supplement	431,618	59	442,515	60	452,147	58
Limited-benefit plans	298,401	41	291,268	40	326,820	42

Total Premium (Before Part D)	730,019	100%	733,783	100%	778,967	100%

Medicare Part D*	317,764		196,710		208,970

Total Health Premium*	$1,047,783		$930,493		$987,937

*	Total Medicare Part D premium and health premium exclude $404 thousand in 2012, $1.0 million in 2011, and $516 thousand in 2010 of risk-sharing premium paid to the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

We market supplemental health insurance products through a number of distribution channels with the United American Independent Agency being our market leader. The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Medicare Supplement	$41,218		$31,584		$27,444
Limited-benefit plans	989		1,065		4,596

	42,207	54%	32,649	51%	32,040	50%
Liberty National Exclusive Agency
Medicare Supplement	818		1,814		3,804
Limited-benefit plans	14,274		15,033		10,385

	15,092	19	16,847	26	14,189	22
American Income Exclusive Agency
Medicare Supplement	0		0		0
Limited-benefit plans	8,695		9,572		13,081

	8,695	11	9,572	15	13,081	20
Family Heritage Agency
Medicare Supplement	0		0		0
Limited Benefit	7,441		0		0

	7,441	10	0	0	0	0
Direct Response
Medicare Supplement	3,876		4,123		4,548
Limited-benefit plans	727		868		549

	4,603	6	4,991	8	5,097	8
Total Net Sales (Before Part D)
Medicare Supplement	45,912	59	37,521	59	35,796	56
Limited-benefit plans	32,126	41	26,538	41	28,611	44

Total Net Sales (Before Part D)	78,038	100%	64,059	100%	64,407	100%

Medicare Part D*	114,489		115,122		38,799

Total Health Net Sales	$192,527		$179,181		$103,206

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Medicare Supplement	$33,176		$28,044		$29,999
Limited-benefit plans	838		1,531		5,638

	34,014	50%	29,575	51%	35,637	47%
Liberty National Exclusive Agency
Medicare Supplement	1,127		2,144		3,324
Limited-benefit plans	13,105		10,432		12,435

	14,232	21	12,576	21	15,759	21
American Income Exclusive Agency
Medicare Supplement	0		0		0
Limited-benefit plans	10,364		11,652		13,965

	10,364	15	11,652	20	13,965	19
Family Heritage Agency
Medicare Supplement	0		0		0
Limited Benefit	5,710		0		0

	5,710	8	0	0	0	0
Direct Response
Medicare Supplement	3,714		4,209		9,162
Limited-benefit plans	623		572		488

	4,337	6	4,781	8	9,650	13
Total First-Year Collected Premium (Before Part D)
Medicare Supplement	38,017	55	34,397	59	42,485	57
Limited-benefit plans	30,640	45	24,187	41	32,526	43

Total (Before Part D)	68,657	100%	58,584	100%	75,011	100%

Medicare Part D*	153,509		26,823		48,945

Total First-Year Collected Premium	$222,166		$85,407		$123,956

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

The Medicare Part D Health product will be presented and discussed separately in this report.

Health insurance, excluding Medicare Part D. Health premium other than Part D has declined in each successive year presented, falling 1% in 2012 to $730 million and declining 6% in 2011. The declines in premium resulted primarily from the previously-mentioned run-off of a block of discontinued hospital-surgical plans. Net sales increased 22% in 2012 to $78 million, due in part to the acquisition of Family Heritage, which contributed 12% of the increase. Net sales declined 1% in 2011 and declined 33% in 2010. First-year collected premium increased 17% in 2012 after a 22% decline in 2011. Family Heritage accounted for 10% of the 2012 increase.

Medicare Supplement provides the greatest amount of health premium, partially because Medicare Supplement products are generally more persistent than the limited-benefit products, but also because of improved sales in recent periods. Medicare Supplement premium represented 59% of non-Part D health premium in 2012, compared with 60% in 2011 and 58% in 2010.

The UA Independent Agency is Torchmark’s largest in terms of health premium income and sales, producing 41% of health premium and 54% of health sales. This Agency is composed of independent agencies appointed with Torchmark whose size range from very large, multi-state organizations down to one-person offices. All of these agents generally sell for a number of insurance companies. Torchmark had 2,003 active producing agents at December 31, 2012 compared with 1,447 a year earlier. This Agency is our largest producer of Medicare Supplement insurance, with $272 million or 63% of our Medicare Supplement premium income in 2012. Net sales for this Agency increased 29% to $42 million in 2012, after having increased 2% in 2011 from $32 million in 2010. Total health premium income for the UA Independent Agency was $299 million in 2012, a 3% decline from 2011 premium of $306 million. Premium income also declined 3% in 2011. These declines in premium have resulted due to lapses of limited-benefit products being greater than new sales.

The Family Heritage Agency was acquired by Torchmark’s acquisition of Family Heritage on November 1, 2012 as discussed in Note 6—Acquisition in the Notes to Consolidated Financial Statements. This agency markets primarily limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return-of-premium feature whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and incorporation of Torchmark’s recruiting programs. This agency contributed $30 million in health premium income during the two-month period of 2012. Annualized health premium in force at December 31, 2012 was $188 million.

The Liberty National Exclusive Agency represented 36% of all Torchmark non-Part D health premium income at $264 million in 2012. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of the Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2012, health premium income in the Agency declined 9% from prior year premium of $290 million. As noted earlier, the premium decline was due primarily to the runoff of the block of discontinued hospital-surgical business, and the previously-discussed restructuring of this Agency to a commission-driven model.

The American Income Exclusive Agency, predominantly a life insurance distribution channel, was our third largest health insurance distributor based on premium income in 2012. Its health plans are comprised of various limited-benefit plans. Approximately 69% of the agency’s 2012 health premium was from accident policies. Sales of the plans by this Agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium at this agency was flat in 2012 at $80 million, after rising 1% in 2011. However, net health sales declined 9% to $9 million in 2012, after a 27% decline in 2011. Because this agency focuses on life products, net health sales comprised only 5% of the American Income Agency’s total net sales in 2012.

Direct Response, primarily a life operation, also offers health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In all three years considered, net health sales were approximately $5 million. In 2012, net health sales for this group represented approximately 3% of Direct Response’s total life and health net sales. Direct Response health premium income has risen each year over the prior year. Health premium rose 2% in 2012 to $58 million and 5% in 2011.

Medicare Part D.      Torchmark, through its subsidiary United American, offers coverage under the government’s Medicare Part D plan. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries. Part D is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers like United American. Under Part D, private carriers are the primary insurers, while CMS provides significant premium subsidies and reinsurance. Our Medicare Part D product is sold through the Direct Response operation and to groups through the UA Independent Agency. Part D net sales were $114 million in 2012, compared with $115 million in 2011 and $39 million in 2010. We count only sales to new first-time enrollees in net sales, and the majority of premium income was from previous enrollees. Total Medicare Part D premium was $318 million in 2012, compared with $197 million in 2011, an increase of 62%. Part D premium declined 6% in 2011.

Changes in Part D premium generally result from changes in the number of enrollees. At the beginning of the 2013 Part D plan year, United American had approximately 254 thousand enrollees, compared with 215 thousand at the beginning of the 2012 plan year, 144 thousand at the beginning of the 2011 plan year, and 157 thousand at the beginning of the 2010 plan year. United American had large growth in Part D enrollees in 2012 as a result of a new lower cost Part D plan which allowed us to pick up a large number of low-income auto-enrollees and to grow our own individual sales. Due to intensified price competition for the 2013 plan year, we will not qualify for as many new auto-enrollees in 2013 as we did in 2012. However, we expect that only a small number of the auto-enrollees assigned to us in 2012 will be reassigned to another Part D carrier. While the number of Part D enrollees at the beginning of plan year 2013 was higher than at the beginning of plan year 2012, it was lower than the number of enrollees at the end of 2012. The enrollee count grew throughout 2012 due to significant additions of low-income enrollees each month, but we lost several employer group Part D cases at the end of 2012. As such, we expect a lower average number of enrollees for 2013 than we had in 2012 and we anticipate a slight decline in Part D premium in 2013.

We participate in the Medicare Part D program because of our experience with the senior-age market and with Medicare Supplements, the government assurances with regard to the risk-sharing agreements for participating insurers, limited-risk due to the incremental income added to our health insurance margins, and the renewal of the business every year. Due to our experience with service to the senior-age market and the use of our existing Direct Response marketing system, entry to this business required little new investment. However, as with any government-sponsored program, the possibility of regulatory changes could change the outlook for this market.

As presented in the following table, Torchmark’s health insurance underwriting margin before other income and administrative expense increased 4% to $197 million in 2012, but declined 5% in 2011 to $189 million. As a percentage of premium income, margins were 20% in both 2011 and 2010 as compared with 19% in 2012. The 2012 percentage reflects the greater proportion of Medicare Part D business which has a much higher benefit ratio.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2012
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$730,019	100%	$317,764	100%	$1,047,783	100%

Policy obligations	472,988	65	266,957	84	739,945	71
Required interest on reserves	(40,963)	(6)	0	0	(40,963)	(4)

Net policy obligations	432,025	59	266,957	84	698,982	67

Commissions, premium taxes, and non-deferred acquisition expenses	52,625	8	14,498	5	67,123	6
Amortization of acquisition costs	81,385	11	2,952	1	84,337	8

Total expense	566,035	78	284,407	90	850,442	81

Insurance underwriting income before other income and administrative expenses	$163,984	22%	$33,357	10%	$197,341	19%

	2011
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$733,783	100%	$196,710	100%	$930,493	100%

Policy obligations	470,901	64	161,946	82	632,847	68
Required interest on reserves	(36,729)	(5)	0	0	(36,729)	(4)

Net policy obligations	434,172	59	161,946	82	596,118	64

Commissions, premium taxes, and non-deferred acquisition expenses	56,359	8	7,798	4	64,157	7
Amortization of acquisition costs	78,415	11	2,813	2	81,228	9

Total expense	568,946	78	172,557	88	741,503	80

Insurance underwriting income before other income and administrative expenses	$164,837	22%	$24,153	12%	$188,990	20%

	2010
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$778,967	100%	$208,970	100%	$987,937	100%

Policy obligations	497,576	64	172,131	82	669,707	68
Required interest on reserves	(35,368)	(5)	0	0	(35,368)	(4)

Net policy obligations	462,208	59	172,131	82	634,339	64

Commissions, premium taxes, and non-deferred acquisition expenses	60,224	8	8,341	4	68,565	7
Amortization of acquisition costs	82,609	11	3,458	2	86,067	9

Total expense	605,041	78	183,930	88	788,971	80

Insurance underwriting income before other income and administrative expenses	$173,926	22%	$25,040	12%	$198,966	20%

*	Health other than Medicare Part D.
**	Total Medicare Part D premium and health premium excludes $404 thousand in 2012, $1.0 million in 2011, and $516 thousand in 2010 of risk-sharing premium paid to the CMS consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Annuities.    As described in Note 3—Discontinued Operations, we sold our subsidiary United Investors on December 31, 2010. United Investors was our variable annuity carrier and a primary carrier of fixed annuities. Because we disposed of approximately 37% of our annuity deposit balance in the sale, including all of our variable annuities, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

Our fixed annuity balances at the end of 2012, 2011, and 2010 were $1.35 billion, $1.29 billion, and $1.24 billion, respectively. Underwriting income was $3.5 million, $2.3 million, $1.3 million in each of the years 2012, 2011, and 2010, respectively.

While the fixed annuity account balance has increased modestly each year over the prior year and underwriting income has increased each year as well, policy charges have actually declined slightly in each successive year. The majority of policy charges consist of surrender charges which are not based on account size. These charges have remained somewhat level in recent periods. A considerable portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements, which can result in negative net policy obligations. In each of the years presented, the spreads for fixed annuities increased over the prior year as a result of credited rate reductions on the inforce annuities accounting for the growth in underwriting margin. The amortization of deferred acquisition costs also rose as these costs are amortized in relation to gross profits.

Administrative expenses.    Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2012.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2012		2011		2010
	Amount	% of Prem.	Amount	% of Prem.	Amount	% of Prem.
Insurance administrative expenses:
Salaries	$77,137	2.7%	$76,206	2.9%	$73,034	2.8%
Other employee costs	28,344	1.0	30,294	1.1	34,109	1.3
Other administrative expense	51,228	1.8	43,085	1.6	41,736	1.6
Legal expense—insurance	8,696	.3	9,524	.4	6,736	.2

Total insurance administrative expenses	165,405	5.8%	159,109	6.0%	155,615	5.9%

Parent company expense	8,222		7,693		8,809
Stock compensation expense	21,605		14,954		11,848
State administrative settlement	0		6,901		0
Settlement of prior period litigation	0		12,000		0
Loss on sale of property and equipment	0		979		0
Acquisition expenses of Family Heritage	2,944		0		0

Total operating expenses, per Consolidated Statements of Operations	$198,176		$201,636		$176,272

Insurance administrative expenses:
Increase (decrease) over prior year	4.0%		2.2%		3.5%

Total operating expenses:
Increase (decrease) over prior year	(1.7)%		14.4%		3.6%

Insurance administrative expenses rose 4% in 2012, after having increased 2% in 2011. As a percentage of premium, they increased .1% in 2011, but declined .2% in 2012 to 5.8%. The 2012 increase in total insurance administrative expense of $6.3 million was primarily the result of the expiration of a third party agreement under which we were reimbursed a net of $5.2 million in 2011 for providing policy administration services, and $1.6 million from the addition of Family Heritage’s expenses in 2012. The 11% decline in employee costs in 2011 was primarily due to unusually high employee health insurance costs in 2010. Stock compensation expense has risen in each successive year as the value of Torchmark stock has increased, resulting in higher values for grants of stock and options and not because of an increase in the number of grants. As stated in Note 14—Business Segments in the Notes to Consolidated Financial Statements, management views stock compensation expense as a corporate expense, and therefore treats it as a Parent Company expense.

As a result of the acquisition of Family Heritage in late 2012 as described in Note 6—Acquisition in the Notes to Consolidated Financial Statements, we incurred expenses related to the transaction of $2.9 million. Additionally, as mentioned in Note 1—Significant Accounting Policies, we incurred two settlement expense issues in 2011 that related to events occurring many years ago: the settlement of a state administrative issue of $7 million and a litigation issue in the estimated amount of $12 million. The latter item was settled in that amount in 2012. In addition to these two 2011 items, we sold aviation equipment in 2011 at a loss of $979 thousand. While all of these nonrecurring expenses were included in “Operating expenses” for the respective year in the Consolidated Statements of Operations in accordance with accounting guidance, they are considered as non-operating expenses by management.

Investments.    We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the required interest attributable to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used over $5.4 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2012	2011	2010
Net investment income	$693,644	$693,028	$676,364
Reclassification of low income housing expense(1)	22,488	14,277	9,153
Reclassification of interest amount due to deconsolidation(2)	(214)	(264)	(264)

Adjusted net investment income (per segment analysis)	715,918	707,041	685,253
Interest on net insurance policy liabilities:
Interest on reserves	(584,148)	(551,798)	(521,683)
Interest on deferred acquisition costs	185,172	181,387	176,940

Net required interest	(398,976)	(370,411)	(344,743)
Financing costs	(80,298)	(77,644)	(75,265)

Excess investment income	$236,644	$258,986	$265,245

Excess investment income per diluted share	$2.42	$2.36	$2.15

Mean invested assets (at amortized cost)	$11,750,059	$11,254,566	$10,836,788
Average net insurance policy liabilities(3)	7,093,560	6,651,648	6,249,602
Average debt and preferred securities (at amortized cost)	1,248,427	1,119,964	1,112,147

(1)	Reclassified amortization of non-guaranteed low-income housing interests included in “Net investment income” in the Consolidated Statements of Operations but recorded in “Income taxes” in the segment analysis. See Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Low-Income Housing Tax Credit Interests for an explanation.
(2)	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting guidance. See Note 11—Debt in the Notes to Consolidated Financial Statements.
(3)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined $22 million or 9% in 2012 from the prior year. Excess investment income declined $6 million or 2% in 2011. Excess investment income has been pressured over the past three years as a result of the impact of lower interest rates on net investment income coupled with the increase in required interest on net policy liabilities discussed later under this caption. On a per diluted share basis, excess investment income rose 3% to $2.42 per share in 2012, after having risen 10% in the prior year. The favorable increases in the per share amounts relative to the changes in dollar amounts for excess investment income are a result of share repurchases.

The largest component of excess investment income is net investment income, as adjusted for the segment analysis, which rose 1% to $716 million in 2012. It increased 3% to $707 million in 2011 from $685 million in 2010. Presented in the following chart is the growth in net investment income compared with the growth in mean invested assets.

	2012	2011	2010
Growth in net investment income	1.3%	3.2%	8.4%
Growth in mean invested assets (at amortized cost)	4.4	3.9	8.2

Growth in net investment income has generally been slower than growth in mean invested assets in recent years due to the declining interest rate environment. In a declining interest rate environment, the overall portfolio yield will decrease as new money is invested at lower yields, especially when the new investments are replacing higher-yielding investments that mature or are otherwise disposed of. Approximately 50% of the invested assets added in 2010 through 2012 replaced higher-yielding assets that matured or were disposed of during that period. This level of replacement activity was higher than normal.

We had more sales of investments than usual in each of the years 2010 through 2012. These sales were generally made due to credit concerns or for tax purposes. Additionally in 2012, we had an unusually large number of securities called. Fixed maturity securities are more likely to be called in a declining interest-rate environment. In addition to bonds with scheduled call dates, our portfolio includes bank-issued hybrid securities with provisions allowing the security to be called in the event of a change in capital treatment. Many banks chose to call their hybrid securities in 2012 because the Dodd-Frank Act phases out the partial equity credit historically allowed for these securities.

At December 31, 2012, we still held $262 million of bank hybrids callable without a make-whole provision. The average yield on these securities was 7.26%. Approximately 51% of these securities was below investment grade. To the extent these are called, there would be a reduction in net investment income. However, the ratio of below-investment-grade securities to our total investment portfolio and statutory required capital would also decrease.

In 2010, growth in net investment income slightly exceeded the growth in the portfolio. Because of the uncertainty about liquidity in the financial markets in 2009, we held significantly more cash and short-term investments than in other years. Holding this larger balance of low-yielding securities in 2009 resulted in the unusually high growth rate in 2010 as these lower-yielding cash balances were invested in 2010.

Excess investment income is reduced by the required interest on net insurance policy liabilities, because we consider these amounts to be components of the profitability of our insurance segments. Required interest is the actuarial interest assumption used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. Essentially all of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products (formerly SFAS 60, now incorporated into ASC 944-20-05), which mandates that interest rate assumptions be “locked in” for the life of that block of business. Each calendar year, we set the assumed discount rate to be used to calculate the benefit reserve liability and the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed except in the event of a premium deficiency. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business. Information about interest on policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2012
Life and Health	$335.0	$5,820.1	5.76%
Annuity	64.0	1,273.5	5.03

Total	399.0	7,093.6	5.62
Increase in 2012	7.71%	6.64%
2011
Life and Health	$309.5	$5,442.4	5.69%
Annuity	60.9	1,209.2	5.03

Total	370.4	6,651.6	5.57
Increase in 2011	7.45%	6.43%
2010
Life and Health	$288.9	$5,111.1	5.65%
Annuity	55.8	1,138.5	4.91

Total	344.7	6,249.6	5.52
Increase in 2010	8.79%	8.41%

The combined average interest discount rate has risen in each of the last three years due to the changes in the mix of the in force business discussed above.

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below reconciles interest expense per the Consolidated Statements of Operations to financing costs.

The table below presents the components of financing costs.

Analysis of Financing Costs

(Amounts in thousands)

	2012	2011	2010
Interest on funded debt	$74,815	$72,697	$72,889
Interest on short-term debt	5,656	5,207	2,589
Other	41	4	51

Interest expense per Consolidated Statements of Operations	80,512	77,908	75,529
Reclassification of interest due to deconsolidation (1)	(214)	(264)	(264)

Financing costs	$80,298	$77,644	$75,265

(1)	See Principles of Consolidation in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements for an explanation of deconsolidation.

Financing costs increased $3 million or 3% in 2012. They rose $2 million or 3% in 2011. The increase in financing costs in 2012 reflects the increased interest expense from the issuance in September 2012 of $300 million principal amount of our 3.8% Senior Notes due in 2022, $150 million of which is eliminated in consolidation. Also in September, 2012, we issued our 5.875% Junior Subordinated Debentures due 2052 for $125 million principal amount but called our $120 million 7.1% Trust Preferred Securities one month later. The 2011 and 2012 increases in interest on short-term debt were primarily a result of the $2.1 million increase in financing charges on our letter of credit facility, arising from the December, 2010 restructuring of our credit facility. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt in the Notes to Consolidated Financial Statements.

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

However, growth rates in our excess investment income decline when growth in income from the portfolio is less than that of the interest required by policy liabilities and financing costs, such as we have experienced in recent periods. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates. We believe, however, the decline would be relatively slow, as, on average, only 2% to 3% of fixed maturities are expected to run off each year over the next five years.

In response to the lower interest rates, we reduced the discount rate on life policies issued in 2012. We also raised the premium rates for new business on major life products in 2012. The increased premiums will provide additional margin on these policies to help offset the possible future reductions in excess investment income and have not had a detrimental impact on sales.

Because actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength of our underwriting margins and the current positive spread between the yield on our investment portfolio and the weighted-average discount rate of our in force block, we don’t expect an extended low-interest-rate environment to cause a loss recognition event.

Investment Acquisitions.    Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities generally with long maturities (maturity date more than 20 years after acquisition date) that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. Further, we believe this strategy is appropriate because our strong positive cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, we consider investing in short-term securities, taking into consideration the slope of the yield curve and other factors at the time. During calendar years 2010 through 2012, Torchmark invested almost exclusively in fixed-maturity securities, primarily with longer-term maturities as presented in the chart below.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown in the table is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst call date.” Two different average life calculations are shown, average life to the next call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2012	2011	2010
Cost of acquisitions:
Investment-grade corporate securities	$1,465.9	$1,078.3	$1,478.5
Taxable municipal securities	1.5	10.7	201.2
Other investment-grade securities	16.9	15.2	33.7

Total fixed-maturity acquisitions	$1,484.3	$1,104.2	$1,713.4

Effective annual yield (one year compounded*)	4.30%	5.65%	5.89%
Average life (in years, to next call)	25.6	27.4	24.2
Average life (in years to maturity)	26.7	28.1	26.1
Average rating	BBB+	A-	A-
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

During the three years 2010 through 2012, we have invested primarily in investment-grade corporate bonds. Purchases in 2012 and 2011 consisted almost entirely of these corporates. During 2010, we acquired a significant amount of taxable municipal bonds, primarily Build America Bonds authorized by the American Recovery and Retirement Act of 2009. The investments in these municipal bonds consisted almost exclusively of general obligation bonds and revenue bonds for essential services. In assessing the creditworthiness of these bonds, we took into account a number of factors, including the geographic location of the municipalities.

New cash flow available for investment is primarily provided through our insurance operations, but has also been affected by other factors. Issuer calls, as a result of the low-interest environment experienced during the past three years were a factor. Issuers are more likely to call bonds when rates are low because they often can refinance them at a lower cost. Calls increase funds available for investment, but as noted earlier in this discussion, they can have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than that of the bonds that were called. Issuer calls were $650 million in 2012, $187 million in 2011, and $109 million in 2010. The higher level of acquisitions in 2012 was primarily due to the additional funds available from the higher level of 2012 calls.

Portfolio Analysis.    Because Torchmark has recently invested almost exclusively in fixed-maturity securities, the relative percentage of our assets invested in various types of investments varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2012 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$11,228	90%	77%
Preferred stock (redeemable and perpetual)(2)	749	6	0
Common stocks	1	0	2
Mortgage loans	1	0	10
Real estate	3	0	0
Policy loans	424	3	4
Other invested assets	15	0	4
Cash and short terms	156	1	3

	$12,577	100%	100%

(1) Latest data available from the American Council of Life Insurance as of December 31, 2011. (2) Includes redeemable preferred of $735 million or 6% and perpetual preferred of $14 million or 0%.

At December 31, 2012, approximately 96% of our investments at book value (or amortized cost) were in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, made up an additional 3%. The remaining balance was comprised of other investments including equity securities, mortgage loans, and other long-term and short-term investments.

Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. An analysis of our fixed-maturity portfolio by component at December 31, 2012 and December 31, 2011 is as follows:

Fixed Maturities by Component

At December 31, 2012

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$9,309	$1,443	$(55)	$10,697	78%	79%
Redeemable preferred stock	735	44	(11)	768	6	6
Municipals	1,284	174	0	1,458	11	11
Government-sponsored enterprises	392	1	(5)	388	3	3
Governments & agencies	130	1	0	131	1	1
Residential mortgage-backed securities	13	1	0	14	0	0
Collateralized debt obligations	65	0	(18)	47	1	0
Other asset-backed securities	35	3	0	38	0	0

Total fixed maturities	$11,963	$1,667	$(89)	$13,541	100%	100%

Fixed Maturities by Component

At December 31, 2011

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$8,358	$1,051	$(138)	$9,271	77%	78%
Redeemable preferred stock	1,163	27	(68)	1,122	11	10
Municipals	1,213	119	(2)	1,330	11	11
Government-sponsored enterprises	46	1	0	47	0	1
Governments & agencies	36	1	0	37	0	0
Residential mortgage-backed securities	14	1	0	15	0	0
Commercial mortgage-backed securities	0	0	0	0	0	0
Collateralized debt obligations	60	0	(30)	30	1	0
Other asset-backed securities	34	3	(1)	36	0	0

Total fixed maturities	$10,924	$1,203	$(239)	$11,888	100%	100%

At December 31, 2012, fixed maturities had a fair value of $13.5 billion, compared with $11.9 billion at December 31, 2011. At December 31, 2012, fixed maturities were in a $1,578 million net unrealized gain position compared with an unrealized gain position of $964 million at December 31, 2011. Approximately 78% of our fixed maturity assets at December 31, 2012 at amortized cost were corporate bonds and 6% were redeemable preferred stocks. This compares with 77% corporate bonds and 11% redeemable preferred stocks at year end 2011. On a combined basis, residential mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs) were less than 1% of the assets at amortized cost at December 31, 2012. The $65 million of CDOs at amortized cost made up less than 0.6% of the assets and are backed primarily by trust preferred securities issued by banks and insurance companies. The $13 million of residential mortgage-backed securities are rated AAA. For more information about our fixed-maturity portfolio by component at December 31, 2012 and 2011, including an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments in the Notes to Consolidated Financial Statements.

Due to the strong and stable cash flows generated by its insurance products, Torchmark has the ability to hold securities with temporary unrealized losses until recovery. Even though these fixed maturity investments are available for sale, Torchmark generally expects and intends to hold to maturity any securities which are temporarily impaired.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31, 2012	At December 31, 2011
Average annual effective yield (1)	6.04%	6.49%
Average life, in years, to:
Next call (2)	18.3	17.3
Maturity (2)	22.3	22.2
Effective duration to:
Next call (2), (3)	10.8	9.9
Maturity (2), (3)	12.3	11.6
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

Credit Risk Sensitivity.    Credit risk relates to the level of uncertainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. Approximately 85% of our fixed-maturity holdings at book value are in corporate securities (including redeemable preferred and asset-backed securities). As we continue to invest in corporate bonds with relatively long maturities, credit risk is a concern. We mitigate this ongoing risk, in part, by acquiring only investment-grade bonds and by analyzing the financial fundamentals of each prospective issuer. We continue to monitor the status of issuers on an ongoing basis. We also seek to reduce credit risk by spreading investments over a large number of issuers and a wide range of industry sectors.

The following table presents the relative percentage of our fixed maturities by industry sector at December 31, 2012.

Fixed Maturities by Sector At December 31, 2012 (Dollar amounts in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					At Amortized Cost	At Fair Value
Financial - Life/Health/PC Insurance	$1,831	$215	$(16)	$2,030	15%	15%
Financial - Bank	841	79	(16)	904	7	7
Financial - Other	565	80	(3)	642	5	4

Total Financial	3,237	374	(35)	3,576	27	26
Utilities	2,030	345	(4)	2,371	17	18
Government	1,806	176	(5)	1,977	15	15
Energy	1,305	237	(2)	1,540	11	11
Basic Materials	797	126	(1)	922	7	7
Consumer Non-cyclical	680	120	(4)	796	6	6
Other Industrials	703	81	(10)	774	5	6
Communications	479	84	(6)	557	4	4
Transportation	473	72	(2)	543	4	4
Consumer Cyclical	375	51	(2)	424	3	3
Collateralized debt obligations	65	0	(18)	47	1	0
Mortgage-backed securities	13	1	0	14	0	0

Total fixed maturities	$11,963	$1,667	$(89)	$13,541	100%	100%

At December 31, 2012, approximately 27% of the fixed maturity assets at amortized cost (26% at fair value) were in the financial sector, including 15% in life and health or property casualty insurance companies and 7% in banks at amortized cost. Financial guarantors, mortgage insurers, and insurance brokers comprised approximately 5% of the portfolio at amortized cost. After financials, the next largest sector was utilities, which comprised 17% of the portfolio at amortized cost. The balance of the portfolio is spread among 410 issuers in a wide variety of sectors. As previously noted, gross unrealized losses were $89 million at December 31, 2012, declining from $239 million a year earlier. The portfolio was in a net unrealized gain position of $1,578 million at December 31, 2012.

An analysis of the fixed-maturity portfolio by a composite rating at December 31, 2012 is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

At December 31, 2012

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$868	7.3	$910	6.7
AA	1,325	11.1	1,508	11.1
A	3,132	26.2	3,716	27.4
BBB+	2,621	21.9	2,995	22.2
BBB	2,479	20.6	2,823	20.9
BBB-	953	8.0	1,042	7.7

Investment grade	11,378	95.1	12,994	96.0

Below investment grade:
BB	322	2.7	329	2.4
B	111	0.9	99	0.7
Below B	152	1.3	119	0.9

Below investment grade	585	4.9	547	4.0

	$11,963	100%	$13,541	100%

The portfolio has a weighted average quality rating of A- based on amortized cost. Approximately 95% of the portfolio at amortized cost was considered investment grade. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets. Other than $11 million of German government bonds at amortized cost and fair value, we have no direct exposure to European sovereign debt.

Our current investment policy is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

An analysis of changes in below-investment grade fixed maturities at amortized cost is as follows.

Year Ended December 31,
2012
(in $ millions)

Balance at January 1	$701
Downgrades by rating agencies	34
Upgrades by rating agencies	(82)
Disposals	(65)
Write down of other-than-temporarily impaired securities	(6)
Amortization	3

Balance at December 31	$585

Market Risk Sensitivity.    Torchmark’s financial securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since 96% of the book value of our investments is attributable to fixed-maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio exceeding the book value of the portfolio and increases in interest rates cause the fair value to decline below the book value. Under normal market conditions, we do not expect to realize these unrealized gains and losses because we have the ability and generally the intent to hold these investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, in accordance with GAAP, these liabilities are not marked to market.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2012 and 2011. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Fixed Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2012	At December 31, 2011
-200	$17,216	$14,847
-100	15,231	13,261
0	13,541	11,888
100	12,094	10,694
200	10,846	9,650

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

Investments are occasionally sold or called, resulting in a realized gain or loss. These gains and losses generally occur only incidentally, usually as the result of sales because of deterioration in investment quality of issuers or calls by the issuers. Investment losses are also caused by writedowns due to impairments. We do not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield, or which result from events that are beyond our control, are only secondary to our core insurance operations of providing insurance coverage to policyholders.

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2012.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2012		2011		2010
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Investments:
Sales	$24,943	$0.26	$673	$0.01	$10,761	$0.09
Called or tendered	5,830	0.06	15,512	0.14	17,265	0.14
Writedowns*	(3,640)	(0.04)	(13)	0.00	(3,152)	(0.02)
Loss on redemption of debt	(2,671)	(0.03)	0	0.00	(1,070)	(0.01)
Other	129	0.00	666	0.00	466	0.00

Total	$24,591	$0.25	$16,838	$0.15	$24,270	$0.20

*	Written down due to other-than-temporary impairment.

As described in Note 4—Investments under the caption Other-than temporary impairments in the Notes to Consolidated Financial Statements, we wrote certain securities down to fair value during each year 2010 through 2012 as a result of other-than-temporary impairment. The impaired securities met our criteria for other-than-temporary impairment as discussed in Note 1—Significant Accounting Policies and in our Critical Accounting Policies in this report. The writedowns resulted in pretax charges of $5.6 million in 2012 ($3.6 million after tax), $20 thousand in 2011 ($13 thousand after tax), and $5 million in 2010 ($3.2 million after tax). In 2010, we acquired $7.3 million book value of our 9 1/4% Senior Notes at a cost of $8.9 million, resulting in an after-tax loss on debt redemption of $1.1 million. In 2012, we redeemed our 7.1% Trust Originated Preferred Securities, recording a loss on redemption of $4.1 million ($2.7 million after tax).

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

Parent Company Liquidity.    Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent, and Parent Company dividends to Torchmark shareholders. In 2012, the Parent received $493 million of dividends and transfers from its insurance subsidiaries, as compared with $790 million in 2011 and $401 million in 2010. The 2011 dividend included $305 million of additional dividends available as a result of the sale of United Investors. Including transfers from other subsidiaries and after paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark Parent had excess operating cash flow in 2012 of approximately $371 million, compared with $672 million in 2011 including the $305 million from the sale of United Investors. Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as strategic acquisitions or share repurchases. In 2013, it is expected that the Parent Company will receive approximately $506 million in dividends and transfers from subsidiaries, and that approximately $365 million will be available as excess cash flow. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 12—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has been sufficient for the cash flow needs of the Parent Company. As additional liquidity, the Parent held $2 million of cash and short-term investments at December 31, 2012, compared with $27 million a year earlier. The Parent also had available a $144 million receivable from subsidiaries at December 31, 2012.

Short-Term Borrowings. An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. As of December 31, 2012, we had available $177 million of additional borrowing capacity under this facility, as we also had a year earlier. There have been no difficulties in accessing the commercial paper market under this facility during the three years ended December 31, 2012. For detailed information about this line of credit facility, see the Commercial Paper section of Note 11—Debt.

In summary, Torchmark expects to have readily available funds for 2013 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of additional debt, a short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $943 million in 2012, compared with $859 million in 2011 and $1.03 billion in 2010. In addition to cash inflows from operations, our companies have received $661 million in investment calls and tenders and $76 million of scheduled maturities or repayments during 2012. Maturities, tenders, and calls totaled $410 million in 2011 and $639 million in 2010.

Our cash and short-term investments were $157 million at year-end 2012 and $105 million at year-end 2011. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $13.6 billion at December 31, 2012. However, our strong cash flows from operations, investment maturities, and the availability of our credit line make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements.    As described in Note 11—Debt in the Notes to Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark had outstanding $120 million (par amount) 7.1% Trust Preferred Securities at December 31, 2011, but these securities were redeemed during 2012. The capital trust liable for these securities was the legal entity responsible for the securities and facilitated the payment of dividends to shareholders. The trust was an off-balance sheet arrangement which we were required to deconsolidate in accordance with GAAP rules, because the capital trust was considered to be a variable interest entity in which we had no variable interest. While these liabilities were not on our Consolidated Balance Sheets, they were represented by Torchmark’s 7.1% Junior Subordinated Debentures due to the trust in the amount of $124 million which was on our balance sheet at December 31, 2011 under the caption “Due to affiliates”.

As a part of its above-mentioned credit facility, Torchmark had outstanding $198 million in stand-by letters of credit at December 31, 2012. However, these letters are issued among our subsidiaries and have no impact on company obligations as a whole.

As of December 31, 2012, we had no other significant unconsolidated affiliates and no guarantees of the obligations of third-party entities other than as described above. All of our guarantees were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 15—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2012.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,309	$1,322	$319	$0	$250	$753
Debt—interest(2)	9	740	76	141	116	407
Capital leases	0	0	0	0	0	0
Operating leases	0	14	3	6	3	2
Purchase obligations	67	67	47	16	1	3
Pension obligations(3)	137	206	14	33	38	121
Future insurance obligations(4)	10,706	42,475	1,310	2,571	2,468	36,226

Total	$12,228	$44,824	$1,769	$2,767	$2,876	$37,512

(1)	Funded debt is itemized in Note 11—Debt in the Notes to Consolidated Financial Statements and includes short-term commercial paper.
(2)	Interest on debt is based on our fixed contractual obligations.
(3)	Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2012, these pension obligations were $415 million, but there were also assets of $278 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 10—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(4)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2012. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $10.7 billion at December 31, 2012, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources.    Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 11—Debt in the Notes to Consolidated Financial Statements), long-term funded debt, and shareholders’ equity. As of December 31, 2012, our 7 3/8% Notes due 2013 have been reclassified from long-term funded debt to short-term debt because of its current maturity in August 2013. A complete analysis and description of long-term debt issues outstanding is presented in Note 11—Debt in the Notes to Consolidated Financial Statements.

The carrying value of the long-term funded debt was $990 million at December 31, 2012, compared with $914 million a year earlier. As fully explained in Note 11—Debt, we issued $300 million principal amount of 3.8% Senior Notes due in 2022 in September, 2012 for proceeds of $297 million in a public offering. However, $150 million of the offering was acquired by Torchmark insurance subsidiaries and was eliminated in consolidation, resulting in net proceeds after issue expenses to the consolidated group of $147 million. The majority of the $297 million proceeds received by the Parent were used to acquire Family Heritage as described in Note 6—Acquisition. The balance was invested to be used for the redemption of our 7 3/8% Senior Notes that mature in August, 2013, or at an earlier time if opportunities to repurchase these notes become available, and for other corporate purposes.

As also discussed in Note 11, we issued $125 million principal amount of our 5.875% Junior Subordinated Debentures due 2052 in a September, 2012 public offering. This issue resulted in net proceeds after issue expenses of $121 million, and were used to redeem our 7.1% Trust Originated Preferred Securities in the amount of $120 million plus accrued dividends for a total cost of $121 million.

Also noted in Note 11 was our assumption of $20 million of Trust Preferred Securities in connection with our acquisition of Family Heritage. These securities bear interest at a variable rate, the three-month LIBOR plus 330 basis points, which is reset each quarter. While these securities are callable by us at any time, we have no immediate plans to do so.

Our insurance subsidiaries generally target a capital ratio of at least 325% of required regulatory capital under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient for the subsidiaries because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. At December 31, 2012, our insurance subsidiaries in the aggregate had RBC ratios of approximately 348%. Should we experience additional impairments and ratings downgrades in the future that cause the ratio to fall below 325%, management has more than sufficient liquidity at the Parent Company to make additional contributions as necessary to maintain the ratios at or above 325%.

As noted under the caption Summary of Operations in this report, we have an ongoing share repurchase program. Under this program, we acquired 7 million shares at a cost of $360 million in 2012, 19 million shares at a cost of $788 million in 2011, and 6 million shares for $204 million in 2010. The majority of purchased shares are retired each year. Please refer to the description of our share repurchase program under the caption Summary of Operations in this report.

Torchmark has increased the dividend on its common shares over the past three years. In the first quarter of 2010, the dividend was increased from $.0933 per share to $.10 per share and in the fourth quarter of 2010, it was further increased to $.1067 per share. In the second quarter of 2011, it was raised to $.12 per share and in the first quarter of 2012, it was again increased to $.15 per share.

Shareholders’ equity was $4.4 billion at December 31, 2012, compared with $3.9 billion at December 31, 2011. During the twelve months since December 31, 2011, shareholders’ equity was reduced by the $360 million in share purchases under the repurchase program and another $210 million to offset the dilution from stock option exercises, but has been increased by the $529 million of net income, $204 million from option exercises, and by after-tax unrealized gains of $404 million in the fixed maturity portfolio as conditions in financial markets have improved.

We plan to use excess cash as efficiently as possible in the future. Excess cash flow could be used for share repurchases, acquisitions, increases in shareholder dividends, investment in fixed maturities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that desired capital levels are maintained in our companies.

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

Selected Financial Data

	At December 31, 2012		At December 31, 2011		At December 31, 2010
	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)
Fixed maturities (millions)	$13,541	$1,578	$11,888	$964	$10,543	$107
Deferred acquisition costs (millions) (2)	3,198	(25)	2,917	(33)	2,870	(4)
Total assets (millions)	18,777	1,553	16,588	931	15,623	103
Short-term debt (millions)	319	0	225	0	199	0
Long-term debt (millions) (3)	990	0	914	0	913	0
Shareholders’ equity (millions)	4,362	1,009	3,860	605	3,667	67

Book value per diluted share	45.85	10.61	37.91	5.95	30.35	0.55
Debt to capitalization (4)	23.1%	(5.0)%	22.8%	(3.1)%	23.3%	(0.3)%

Diluted shares outstanding (thousands)	95,138		101,808		120,815
Actual shares outstanding (thousands)	94,236		100,579		118,865

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
(2)	Includes the value of insurance purchased
(3)	Includes Torchmark’s 7.1% Junior Subordinated Debentures in 2011 and 2010 in the amount of $124 million.
(4)	Torchmark’s debt covenants require that the effect of the accounting rule requiring revaluation be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of debt and shareholders’ equity.

FASB guidance provides for an option which, if elected, would permit us to value our interest-bearing policy liabilities and debt at fair value in our Consolidated Balance Sheets. However, unlike the accounting rule which permits us to account for changes in our available-for-sale bond portfolio through other comprehensive income, the guidance requires such changes to be recorded in earnings. Because both the size and duration of the investment portfolio do not match those attributes of our policyholder liabilities and debt, the impact on earnings could be very significant and volatile, causing reported earnings not to be reflective of core results. Therefore, we have not elected this option.

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 10.5 times in 2012, compared with 10.3 times in 2011 and 10.9 times in 2010. This times-interest-earned ratio is computed by dividing interest expense into the sum of pre-tax income from continuing operations and interest expense. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Financial Strength Ratings.

The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our four largest insurance subsidiaries at December 31, 2012.

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

Approximately 82% of our liabilities for future policy benefits at December 31, 2012 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. Torchmark did not have a premium deficiency event for its traditional business during the three years ended December 31, 2012.

The remaining portion of liabilities for future policy benefits pertains to business accounted for as deposit business, where the recorded liability is the fund balance attributable to the benefit of policyholders as determined by the policy contract at the financial statement date. Accordingly, there are no assumptions used to determine the future policy benefit liability for deposit business.

Deferred Acquisition Costs.    Certain costs of acquiring new business are deferred and recorded as an asset. Deferred acquisition costs eligible for deferral consist primarily of sales commissions and other underwriting costs related to the successful issuance of a new insurance contract as indicated in Note 1—Significant Accounting Policies under the caption Deferred Acquisition Costs in the Notes to Consolidated Financial Statements. Additionally, the cost of acquiring blocks of insurance business or insurance business through the purchase of other companies, known as the value of insurance purchased, is included in deferred acquisition costs. Our policies for accounting for deferred acquisition costs and the associated amortization are reported under the same caption in Note 1.

Approximately 98% of our recorded amounts for deferred acquisition costs at December 31, 2012 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2012.

The remaining 2% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. Revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2012.

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

At times, the values of our fixed maturities can also be affected by illiquidity in the financial markets. Illiquidity would contribute to a spread widening, and accordingly unrealized losses, on many securities that we would expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed-maturity investments is presented in Note 1—Significant Accounting Policies and in Note 4—Investments under the captions Fair Value Measurements in both notes.

Impairment of Investments.    We continually monitor our investment portfolio for investments that have become impaired in value, where fair value has declined below carrying value. While the values of the investments in our portfolio constantly fluctuate due to market conditions, an other-than-temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed to be other than temporary. The policies and procedures that we use to evaluate and account for impairments of investments are disclosed in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the future prospects of a distressed or impaired security.

Defined benefit pension plans.    We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2012, our gross liability under these funded plans was $353 million, but was offset by assets of $278 million.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2013

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2012	2011
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2012—$11,963,406; 2011—$10,924,244)	$13,541,193	$11,888,205
Equity securities, at fair value (cost: 2012—$14,875; 2011—$14,875)	15,567	17,056
Policy loans	424,050	400,914
Other long-term investments	18,539	26,167
Short-term investments	94,860	21,244

Total investments	14,094,209	12,353,586

Cash	61,710	84,113
Accrued investment income	195,497	192,325
Other receivables	383,709	253,549
Deferred acquisition costs	3,198,431	2,916,732
Goodwill	441,591	396,891
Other assets	401,763	391,076

Total assets	$18,776,910	$16,588,272

Liabilities:
Future policy benefits	$10,706,219	$9,572,257
Unearned and advance premiums	76,088	69,539
Policy claims and other benefits payable	228,470	222,254
Other policyholders’ funds	93,288	92,487

Total policy liabilities	11,104,065	9,956,537

Current and deferred income taxes payable	1,609,828	1,319,853
Other liabilities	392,502	312,417
Short-term debt	319,043	224,842
Long-term debt (estimated fair value: 2012—$1,191,320; 2011—$947,142)	989,686	790,571
Due to affiliates	0	124,421

Total liabilities	14,415,124	12,728,641

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: 0 in 2012 and in 2011	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2012—105,812,123 issued, less 11,576,487 held in treasury and 2011—112,312,123 issued, less 11,732,658 held in treasury)	105,812	112,312
Additional paid-in capital	439,782	425,331
Accumulated other comprehensive income (loss)	925,275	549,916
Retained earnings	3,403,338	3,264,711
Treasury stock	(512,421)	(492,639)

Total shareholders’ equity	4,361,786	3,859,631

Total liabilities and shareholders’ equity	$18,776,910	$16,588,272

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Life premium	$1,808,524	$1,726,244	$1,663,699
Health premium	1,047,379	929,466	987,421
Other premium	559	608	638

Total premium	2,856,462	2,656,318	2,651,758

Net investment income	693,644	693,028	676,364
Realized investment gains (losses)	43,433	25,924	42,190
Other-than-temporary impairments	(5,600)	(20)	(4,850)
Other income	1,577	2,151	2,170

Total revenue	3,589,516	3,377,401	3,367,632

Benefits and expenses:
Life policyholder benefits	1,172,020	1,118,909	1,082,423
Health policyholder benefits	739,541	631,820	669,191
Other policyholder benefits	44,121	42,547	41,430

Total policyholder benefits	1,955,682	1,793,276	1,793,044

Amortization of deferred acquisition costs	385,167	364,583	362,390
Commissions, premium taxes, and non-deferred acquisition expenses	203,986	216,216	209,827
Other operating expense	198,176	201,636	176,272
Interest expense	80,512	77,908	75,529

Total benefits and expenses	2,823,523	2,653,619	2,617,062

Income from continuing operations before income taxes	765,993	723,782	750,570

Income taxes	(236,669)	(226,166)	(246,475)

Income from continuing operations	529,324	497,616	504,095

Discontinued operations:
Income from discontinued operations, net of tax	0	0	29,784
Loss on disposal, net of tax benefit of $467 in 2011 and $2,868 in 2010	0	(455)	(35,013)

Income (loss) from discontinued operations	0	(455)	(5,229)

Net income	$529,324	$497,161	$498,866

Basic net income per share:
Continuing operations	$5.48	$4.60	$4.13
Discontinued operations	0.00	(0.01)	(0.04)

Total basic net income per share	$5.48	$4.59	$4.09

Diluted net income per share:
Continuing operations	$5.41	$4.53	$4.09
Discontinued operations	0.00	0.00	(0.04)

Total diluted net income per share	$5.41	$4.53	$4.05

Dividends declared per common share	$.60	$.46	$.41

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$529,324	$497,161	$498,866

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	657,954	882,467	615,503
Reclassification adjustment for (gains) losses on securities included in net income	(41,745)	(27,771)	(38,170)
Reclassification adjustment for amortization of (discount) premium	462	(1,880)	(3,820)
Foreign exchange adjustment on securities marked to market	(4,334)	3,510	(7,735)

Unrealized gains (losses) on securities	612,337	856,326	565,778

Unrealized gains (losses), adjustment to deferred acquisition costs	7,234	(28,292)	(31,975)
Unrealized gains (losses) on other assets	2,517	366	0

Total unrealized investment gains (losses)	622,088	828,400	533,803

Less applicable taxes	(217,726)	(289,941)	(186,832)

Unrealized gains (losses), net of tax	404,362	538,459	346,971

Foreign exchange translation adjustments, other than securities	3,487	(3,261)	5,006
Less applicable taxes	(1,118)	699	(1,752)

Foreign exchange translation adjustments, other than securities, net of tax	2,369	(2,562)	3,254

Pension adjustments:
Amortization of pension costs	14,799	12,146	10,857
Plan amendments	(3,452)	0	0
Experience gain (loss)	(59,613)	(26,106)	(23,086)

Pension adjustments	(48,266)	(13,960)	(12,229)

Less applicable taxes	16,894	4,887	4,279

Pension adjustments, net of tax	(31,372)	(9,073)	(7,950)

Other comprehensive income (loss)	375,359	526,824	342,275

Comprehensive income (loss)	$904,683	$1,023,985	$841,141

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Year Ended December 31, 2010
Balance at January 1, 2010	$0	$125,812	$441,361	$(319,183)	$2,856,119	$(36,066)	$3,068,043
Comprehensive income (loss)				342,275	498,866		841,141
Common dividends declared ($.41 a share)					(49,015)		(49,015)
Acquisition of treasury stock						(246,006)	(246,006)
Stock-based compensation			8,393			3,451	11,844
Exercise of stock options			4,205		(2,329)	39,446	41,322
Retirement of treasury stock		(6,000)	(21,351)		(179,205)	206,556	0

Balance at December 31, 2010	0	119,812	432,608	23,092	3,124,436	(32,619)	3,667,329

Year Ended December 31, 2011
Comprehensive income (loss)				526,824	497,161		1,023,985
Common dividends declared ($.46 a share)					(49,815)		(49,815)
Acquisition of treasury stock						(972,556)	(972,556)
Stock-based compensation			7,631			7,323	14,954
Exercise of stock options			13,121		(29,328)	191,941	175,734
Retirement of treasury stock		(7,500)	(28,029)		(277,743)	313,272	0

Balance at December 31, 2011	0	112,312	425,331	549,916	3,264,711	(492,639)	3,859,631

Year Ended December 31, 2012
Comprehensive income (loss)				375,359	529,324		904,683
Common dividends declared ($.60 a share)					(57,592)		(57,592)
Acquisition of treasury stock						(570,165)	(570,165)
Stock-based compensation			18,413			3,192	21,605
Exercise of stock options			22,602		(51,322)	232,344	203,624
Retirement of treasury stock		(6,500)	(26,564)		(281,783)	314,847	0

Balance at December 31, 2012	$0	$105,812	$439,782	$925,275	$3,403,338	$(512,421)	$4,361,786

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$529,324	$497,161	$498,866
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	497,306	431,362	544,086
Increase (decrease) in other policy benefits	(8,115)	(2,776)	1,110
Deferral of policy acquisition costs	(480,818)	(441,825)	(442,294)
Amortization of deferred policy acquisition costs	385,167	364,583	376,988
Change in current and deferred income taxes	122,538	30,899	68,326
Realized (gains) losses on sale of investments and properties	(37,833)	(25,904)	(40,190)
Change in other receivables	(89,677)	(22,565)	(24,716)
Loss on disposal of subsidiary	0	455	35,013
Other, net	24,947	28,074	11,404

Cash provided from operations	942,839	859,464	1,028,593

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	345,601	224,335	325,950
Fixed maturities available for sale—matured, called, and repaid	736,900	410,356	638,860
Equity securities	0	28,700	0
Other long-term investments	9,458	18,937	5,767

Total investments sold or matured	1,091,959	682,328	970,577
Acquisition of investments:
Fixed maturities—available for sale	(1,431,690)	(1,104,231)	(1,908,109)
Equity securities	0	(28,772)	0
Other long-term investments	(1,786)	(6,246)	(905)

Total investments acquired	(1,433,476)	(1,139,249)	(1,909,014)
Acquisition of Family Heritage, net of cash acquired	(186,424)	0	0
Net increase in policy loans	(23,130)	(22,790)	(27,793)
Net (increase) decrease in short-term investments	(73,616)	195,435	128,727
Net change in payable or receivable for securities	3,647	2,664	(754)
Additions to properties	(4,667)	(5,386)	(9,181)
Sales of properties	56	3,089	77
Investments in low-income housing interests	(72,388)	(49,812)	(53,170)
Proceeds from sale of subsidiary	0	21,588	342,890

Cash used for investment activities	(698,039)	(312,133)	(557,641)

Cash provided from (used for) financing activities:
Issuance of common stock	181,022	162,613	37,863
Cash dividends paid to shareholders	(55,527)	(49,125)	(50,061)
Issuance of 3.8% Senior Notes	150,000	0	0
Issuance of 5.875% Junior Subordinated Debentures	125,000	0	0
Issue expenses of debt offerings	(7,101)	0	0
Acquisition of 9 1/4% Senior Notes	0	0	(8,913)
Redemption of 7.1% Junior Subordinated Debentures	(123,711)	0	0
Net borrowing (repayment) of commercial paper	245	25,967	(34,432)
Excess tax benefit from stock option exercises	22,602	13,121	3,455
Acquisition of treasury stock	(570,165)	(972,556)	(246,006)
Net receipts (payments) from deposit product operations	8,523	(4,505)	(31,527)

Cash provided from (used for) financing activities	(269,112)	(824,485)	(329,621)

Effect of foreign exchange rate changes on cash	1,909	(4,412)	(7,570)

Increase (decrease) in cash	(22,403)	(281,566)	133,761
Cash at beginning of year (includes cash of $847 thousand at January 1, 2010 in subsidiary held for sale)	84,113	365,679	231,918

Cash at end of year	$61,710	$84,113	$365,679

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

Principles of Consolidation:    The consolidated financial statements include the results of Torchmark and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. When Torchmark acquires a subsidiary or a block of business, the assets acquired and the liabilities assumed are measured at fair value at the acquisition date. Any excess of acquisition cost over the fair value of net assets is recorded as goodwill. Expenses incurred to effect the acquisition are charged to earnings as of the acquisition date. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

Torchmark accounts for its variable interest entities under accounting guidance which clarifies the definition of a variable interest and the instructions for consolidating variable interest entities (VIE’s). Only primary beneficiaries are required or allowed to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE, it is not permitted to consolidate the VIE. The trust that was liable for Torchmark’s Trust Preferred Securities met the definition of a VIE. However, Torchmark was not the primary beneficiary of this entity because its interest was not variable. Therefore, Torchmark was not permitted to consolidate its interest, even though it owned 100% of the voting equity of the trust and guaranteed its performance. For this reason, Torchmark reported its 7.1% Junior Subordinated Debentures due to the trust as “Due to affiliates” each period at its carrying value. However, Torchmark viewed the Trust Preferred Securities as it does any other debt offering and consolidated the trust in its segment analysis because GAAP requires that the segment analysis be reported as management views its operations and financial condition. These Securities were redeemed in October, 2012, as disclosed in Note 11—Debt.

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

Gains and losses realized on the disposition of investments are determined on a specific identification basis. Income attributable to investments is included in Torchmark’s net investment income. Net investment income and realized investment gains and losses are not allocated to insurance policyholders’ liabilities.

Fair Value Measurements, Investments in Securities:    Torchmark measures the fair value of its fixed maturities and equity securities based on a hierarchy consisting of three levels which indicate the quality of the fair value measurements as described below:

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

The great majority of the Company’s fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 99% of the fair value reported at December 31, 2012 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

bids, offers, and other market data. As part of the Company’s controls over pricing, management reviews and analyzes all prices obtained to insure the reasonableness of the values, taking all available information into account. One very important control is the corroboration of prices obtained from third-party sources against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, management evaluates observable inputs and performs additional analysis to confirm that the price is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At December 31, 2012 and 2011, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. Further review is performed on the available quotes to determine if they can be corroborated within reasonable tolerance to any other observable evidence. If one of the quotes or the median of the available quotes can be corroborated with other observable evidence, then the value is reported as Level 2. Otherwise, the value is reported as Level 3. The measurement is then classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of December 31, 2012 and 2011, fair value measurements classified as Level 3 represented 2.1% and 0.4%, respectively, of total fixed maturities and equity securities. Transfers between levels are recognized as of the end of the period of transfer.

Beginning in 2012, Torchmark began investing in a small portfolio of private placement bonds which are not actively traded. This portfolio is managed by a third party and was $184 million at amortized cost on December 31, 2012. The portfolio manager provides valuations for the bonds based on a matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If the unobservable inputs can be closely corroborated with publicly available information, the fair values are classified as Level 2. If they cannot be corroborated, the fair values are classified as Level 3. As of December 31, 2012, all private placements were classified as Level 3.

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements.

Fair Value Measurements, Other Financial Instruments:    Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. The fair values of Torchmark’s long-term debt issues, along with the trust preferred securities, are based on the same methodology as investments in fixed maturities. Because observable inputs were available for these debt securities at December 31, 2012, they were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2012 is disclosed in Note 11—Debt. Mortgage loans and collateral loans are valued using discounted cash flows and are considered to be Level 3 in the valuation hierarchy. The fair values for these loans are presented in Note 4—Investments under the caption Other investment information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Impairment of Investments:    Torchmark’s portfolio of fixed maturities fluctuates in value due to changes in interest rates in the financial markets as well as other factors. Fluctuations caused by market interest rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, Torchmark considers these declines in value resulting from changes in market interest rates to be temporary. In certain circumstances, however, Torchmark determines that the decline in the value of a security is other-than-temporary and writes the book value of the security down to its fair value, realizing an investment loss. The evaluation of Torchmark’s securities for other-than-temporary impairments is a process that is undertaken at least quarterly and is overseen by a team of Company investment and accounting professionals. Each security which is impaired because the fair value is less than the cost or amortized cost is identified and evaluated. The determination that an impairment is other-than-temporary is highly subjective and involves the careful consideration of many factors. Among the factors considered are:

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

While all available information is taken into account, it is difficult to predict the ultimately recoverable amount of a distressed or impaired security. If a security is determined to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss in the period the determination is made. The written-down security will be amortized and revenue recognized in accordance with estimated future cash flows.

Current accounting guidance is such that if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on fixed maturities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income. The credit loss portion of an impairment is determined as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

difference between the security’s amortized cost and the present value of expected future cash flows discounted at the security’s original effective yield rate. The temporary portion is the difference between this present value of expected future cash flows and fair value (as discounted by a market yield). The expected cash flows are determined using judgment and the best information available to the Company. Inputs used to derive expected cash flows include expected default rates, current levels of subordination, and loan-to-collateral value ratios. Management believes that the present value of future cash flows at the original effective yield is a better measure of valuation, because fair value is based on limited observable market data, and the market for these securities is neither active nor orderly.

Cash:    Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

Recognition of Premium Revenue and Related Expenses:    Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Profits for limited-payment life insurance contracts are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $23 million, $24 million, and $26 million for the years ended December 31, 2012, 2011, and 2010, respectively. Other premium consists of annuity policy charges in each year. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits:    The liability for future policy benefits for universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 82% of total future policy benefits, is determined on the net level premium method. This method provides for the present value of expected future benefit payments less the present value of expected future net premiums, based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. Assumptions used for these traditional life and health insurance products are based on Torchmark’s previous experience with similar products. Assumptions for interest rates range from 2.5% to 7.0% for Torchmark’s insurance companies with an overall weighted average assumed rate of 5.9%. Mortality tables used for individual life insurance include various statutory tables and modifications of a variety of generally accepted actuarial tables. Morbidity assumptions for individual health are based on either Company experience or the assumptions used in determining statutory reserves. Withdrawal and termination assumptions are based on Torchmark’s experience. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are periodically reviewed and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on the revised assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Deferred Acquisition Costs: Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are essential to the acquisition of new insurance business and are directly related to the successful issuance of an insurance contract including sales commissions, policy issue costs, and underwriting costs for policies that are successfully issued. Additionally, deferred acquisition costs include the value of insurance purchased, which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed and the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP. Deferred acquisition costs and the value of insurance purchased are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Limited-payment contracts are amortized over the contract period. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits.

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain direct response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Torchmark’s Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of deferred acquisition costs. They are amortized in the same manner as other deferred acquisition costs. Direct response advertising costs charged to earnings and included in other operating expense were $16 million, $16 million, and $12 million in 2012, 2011, and 2010, respectively. Capitalized advertising costs were $1.04 billion at December 31, 2012 and $1.00 billion at December 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Property and Equipment:    Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from two to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when, based on events and circumstances, it becomes evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $125 million at December 31, 2012 and $119 million at December 31, 2011. Accumulated depreciation was $79 million at year end 2012 and $71 million at the end of 2011. Depreciation expense was $7.1 million in 2012, $6.8 million in 2011, and $6.0 million in 2010.

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

Low-Income Housing Tax Credit Interests:    As of December 31, 2012, Torchmark had $285 million invested in limited partnerships that provide low-income housing tax credits and other related Federal income tax and state premium tax benefits to Torchmark. The carrying value of Torchmark’s investment in these entities was $293 million at December 31, 2011. As of December 31, 2012, Torchmark was obligated under future commitments of $67 million, which amount is included in the above carrying value. Interests for which the return has been guaranteed by unrelated third-parties are accounted for using the effective-yield method. The remaining interests are accounted for using the amortized-cost method.

The Federal income benefits accrued during each of the years presented, net of the amortization associated with guaranteed interests, were recorded in “Income taxes.” Amortization associated with non-guaranteed interests and interests providing for state premium tax benefits was reflected as a component of “Net investment income.” All state premium tax benefits, net of the related amortization, were recorded in “Net investment income.” At December 31, 2012, $275 million associated with the Federal interests was included in “Other assets” with the remaining $10 million state-related interests included in “Other invested assets.” At December 31, 2011, the comparable amounts were $281 million and $12 million, respectively. Any unpaid commitments to invest are recorded in “Other liabilities.” In the segment analysis, the amortization associated with the non-guaranteed interests is reflected as a component of “Income tax expenses,” and not “Net investment income,” consistent with the treatment of the guaranteed interests. Management views this presentation as a more accurate matching of costs with the associated revenues with respect to the low-income housing interests.

Goodwill:    The excess cost of business acquired over the fair value of net assets acquired is reported as goodwill. Goodwill is subject to annual impairment testing based on certain procedures outlined by GAAP. These procedures include a qualitative assessment as to whether it is more likely than not that goodwill is impaired. If it is determined that an impairment is likely, the procedures then involve measuring the carrying value of each reporting unit of Torchmark’s segments, including the goodwill of that unit, against the estimated fair value of the corresponding unit. If the carrying value of a unit including goodwill exceeds its estimated fair value, then the goodwill in that unit could potentially be impaired. In that event, further testing is required under the accounting guidance to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of test.

Torchmark has tested its goodwill annually in each of the years 2010 through 2012. These tests, performed in the third quarter each year, involved assigning carrying value by allocating the Company’s net assets to each of the reporting units of Torchmark’s segments, including the portion of goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

assigned to the unit. In 2012, the qualitative assessment was employed as permitted by accounting guidance. Based on the analyses as outlined in the guidance, it was determined that an impairment of goodwill was not likely. In 2011 and 2010, the fair values of the various reporting units were developed. The fair value of each reporting unit is determined using discounted expected cash flows associated with that unit. Judgment and assumptions are used in developing the projected cash flows for the reporting units, and such estimates are subject to change. The Company also exercises judgment in the determination of the discount rate, which management believes to be appropriate for the risk associated with the cash flow expectations. The fair value of each reporting unit is then measured against that reporting unit’s corresponding carrying value. Because the estimated fair value exceeded the carrying value, including goodwill, of each reporting unit in each period, Torchmark’s goodwill was not impaired in any of those periods. Due to the acquisition described in Note 6—Acquisition, goodwill in the amount of $44.7 million was acquired in 2012.

Treasury Stock:    Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method.

Settlements:    During 2011, Torchmark settled a state administrative matter involving issues arising over a period of many years. The settlement resulted in a pre-tax charge of $6.9 million ($4.5 million after tax). Additionally in 2011, the Company accrued a liability for settlement of an insurance litigation matter which was settled in 2012. The liability for this litigation, which arose many years ago, was $12.0 million pretax ($7.8 million after tax). Management removes items that are related to prior periods when evaluating the operating results of current periods. Therefore, these items are excluded in its presentation of segment results as disclosed in Note 14—Business Segments, because accounting guidance requires that operating segment results be presented as management views its business.

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

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2010 through 2012 is as follows:

	2012	2011	2010
Volatility factor	39.4%	42.3%	40.3%
Dividend yield	1.0%	1.0%	1.3%
Expected term (in years)	5.55	4.66	4.74
Risk-free rate	1.3%	2.0%	2.5%

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

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2012	2011	2010	2012	2011
Life insurance subsidiaries	$484,327	$424,738	$499,440	$1,358,047	$1,273,117

The excess, if any, of shareholder’s equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to Torchmark without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $427 million at December 31, 2012. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders’ Equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Discontinued Operations

During the third quarter of 2010, Torchmark’s subsidiary, Liberty, entered into an agreement to sell its wholly-owned subsidiary, United Investors Life Insurance Company (United Investors), to an unaffiliated insurance carrier. The sale was completed as of December 31, 2010. United Investors marketed primarily term and interest-sensitive life insurance and fixed annuities. Consideration for the sale consisted of $343 million in cash at the closing, as well as post-closing proceeds receivable from the buyer of approximately $21 million which was received in early 2011. The transaction resulted in a pretax loss of approximately $38 million ($35 million after tax), which has been reported as a realized loss on the disposal of a discontinued operation in 2010. Due to the sale, Torchmark’s consolidated financial statements are presented to reflect the transactions as discontinued operations.

An analysis of income from discontinued operations is as follows:

Twelve months ended December 31, 2010
Premium income	$73,675
Investment income	43,787
Realized investment gains (losses)	2,850
Other income	103

Total revenue*	120,415

Policyholder benefits	56,374
Amortization of deferred acquisition costs	14,599
Other expense	4,960

Total benefits and expense	75,933

Pre tax income from discontinued operations	44,482
Income tax	(14,698)

Income from discontinued operations	$29,784

Revenues and profitability in the indicated segment were as follows:

Twelve Months Ended December 31, 2010
Revenues:
Life	$65,726
Annuity	7,949
Investment	43,787
Other	103

Total*	$117,565

Segment profitability (loss):
Life	$22,692
Annuity	(931)
Investment	22,490
Other	(2,619)

Total	$41,632

*	Segment revenues differ from discontinued revenues by the amount of realized investment gains/losses, which Torchmark excludes from its consideration of ongoing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments

Portfolio Composition:

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2012 and 2011 is as follows:

2012:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$492,928	$1,948	$(4,773)	$490,103	$490,103	4%
States, municipalities, and political subdivisions	1,283,883	173,649	(189)	1,457,343	1,457,343	11
Foreign governments	33,577	988	0	34,565	34,565	0
Corporates	9,309,408	1,442,638	(55,023)	10,697,023	10,697,023	79
Collateralized debt obligations	64,622	0	(18,051)	46,571	46,571	0
Other asset-backed securities	43,560	3,708	(401)	46,867	46,867	0
Redeemable preferred stocks	735,428	43,897	(10,604)	768,721	768,721	6

Total fixed maturities	11,963,406	1,666,828	(89,041)	13,541,193	13,541,193	100%
Equity securities	14,875	692	0	15,567	15,567

Total fixed maturities and equity securities	$11,978,281	$1,667,520	$(89,041)	$13,556,760	$13,556,760

2011:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$65,283	$1,756	$(4)	$67,035	$67,035	1%
States, municipalities, and political subdivisions	1,213,082	118,636	(1,896)	1,329,822	1,329,822	11
Foreign governments	21,832	1,327	0	23,159	23,159	0
Corporates	8,357,809	1,051,019	(137,908)	9,270,920	9,270,920	78
Collateralized debt obligations	60,437	0	(30,117)	30,320	30,320	0
Other asset-backed securities	42,862	3,210	(1,392)	44,680	44,680	0
Redeemable preferred stocks	1,162,939	27,184	(67,854)	1,122,269	1,122,269	10

Total fixed maturities	10,924,244	1,203,132	(239,171)	11,888,205	11,888,205	100%

Equity securities	14,875	2,244	(63)	17,056	17,056

Total fixed maturities and equity securities	$10,939,119	$1,205,376	$(239,234)	$11,905,261	$11,905,261

*	At fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

A schedule of fixed maturities by contractual maturity at December 31, 2012 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$113,013	$116,074
Due from one to five years	436,514	473,976
Due from five to ten years	876,057	991,262
Due from ten to twenty years	2,742,186	3,163,562
Due after twenty years	7,683,337	8,698,281
Mortgage-backed and asset-backed securities	112,299	98,038

	$11,963,406	$13,541,193

Analysis of investment operations:

	Year Ended December 31,
	2012	2011	2010

Net investment income is summarized as follows:
Fixed maturities	$691,229	$683,101	$662,202
Equity securities	1,178	1,558	1,183
Policy loans	30,717	29,293	27,248
Other long-term investments	2,320	2,439	3,064
Short-term investments	311	165	762

	725,755	716,556	694,459
Less investment expense	(32,111)	(23,528)	(18,095)

Net investment income	$693,644	$693,028	$676,364

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities:
Sales and other	$47,345	$27,790	$43,022
Writedowns	(5,600)	(20)	(4,850)
Equity securities	0	0	1
Loss on redemption of debt	(4,109)	0	(1,646)
Other	197	(1,866)	813

	37,833	25,904	37,340
Applicable tax	(13,242)	(9,066)	(13,070)

Realized gains (losses) from investments, net of tax	$24,591	$16,838	$24,270

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$(1,489)	$(98)	$432
Fixed maturities available for sale	613,826	856,424	562,921

Net change in unrealized gains (losses) on securities	$612,337	$856,326	$563,353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Additional information about securities sold is as follows:

	At December 31,
	2012	2011		2010
Fixed maturities:
Proceeds from sales	$345,601	$236,662	*	$314,904	**
Gross realized gains	40,851	28,249		29,821
Gross realized losses	(2,477)	(24,323)		(13,361)

Equities:
Proceeds from sales	0	0		1
Gross realized gains	0	0		1
Gross realized losses	0	0		0

*	Includes $12.3 million of unsettled trades
**	Proceeds from sales including discontinued operations were $326 million in 2010.

Fair value measurements: The following tables represent the fair value of assets measured on a recurring basis at December 31, 2012 and 2011:

Description	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$490,103	$0	$490,103
States, municipalities and political subdivisions	0	1,457,343	0	1,457,343
Foreign governments	0	34,565	0	34,565
Corporates	31,976	10,443,526	221,521	10,697,023
Collateralized debt obligations	0	0	46,571	46,571
Other asset-backed securities	0	38,886	7,981	46,867
Redeemable preferred stocks	128,473	630,697	9,551	768,721

Total fixed maturities	160,449	13,095,120	285,624	13,541,193

Equity securities	14,828	0	739	15,567

Total fixed maturities and equity securities	$175,277	$13,095,120	$286,363	$13,556,760

Percent of total	1.3%	96.6%	2.1%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

	Fair Value Measurements at December 31, 2011 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:	`
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$67,035	$0	$67,035
States, municipalities, and political subdivisions	0	1,329,822	0	1,329,822
Foreign governments	0	23,159	0	23,159
Corporates	28,092	9,231,578	11,250	9,270,920
Collateralized debt obligations	0	0	30,320	30,320
Other asset-backed securities	0	37,558	7,122	44,680
Redeemable preferred stocks	217,613	904,656	0	1,122,269

Total fixed maturities	245,705	11,593,808	48,692	11,888,205
Equity securities	16,346	0	710	17,056

Total fixed maturities and equity securities	$262,051	$11,593,808	$49,402	$11,905,261

Percentage of total	2.2%	97.4%	0.4%	100.0%

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed securities	Collateralized debt Obligations	Corporates*	Other	Total
Balance at January 1, 2010	$7,981	$18,037	$71,764	$5,836	$103,618
Total gains or losses:
Included in realized gains/losses	0	(1,712)	1,504	708	500
Included in other comprehensive income	255	2,445	14,711	(534)	16,877
Sales	0	0	(5,862)	(2,331)	(8,193)
Amortization	(194)	2,333	2,536	(1)	4,674
Other **	0	1,353	0	0	1,353
Transfers out of Level 3	0	0	(10,980)	(3,008)	(13,988)

Balance at December 31, 2010	8,042	22,456	73,673	670	$104,841
Total gains or losses:
Included in realized gains/losses	0	0	(12,542)	0	(12,542)
Included in other comprehensive income	(714)	3,952	14,578	40	17,856
Sales	0	0	(13,875)	0	(13,875)
Amortization	(206)	2,470	1,302	0	3,566
Other **	0	1,442	0	0	1,442
Transfers out of Level 3	0	0	(51,886)	0	(51,886)

Balance at December 31, 2011	7,122	30,320	11,250	710	49,402
Total gains or losses:
Included in realized gains/losses	0	0	1,482	0	1,482
Included in other comprehensive income	1,078	12,067	3,600	29	16,774
Acquisitions	0	0	183,676	0	183,676
Sales	0	0	(13,429)	0	(13,429)
Amortization	(219)	2,648	699	0	3,128
Other **	0	1,536	0	0	1,536
Transfers out of Level 3	0	0	43,794	0	43,794

Balance at December 31, 2012	$7,981	$46,571	$231,072	$739	$286,363

*	Includes redeemable preferred stocks
**	Includes capitalized interest and foreign exchange adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The collateral underlying collateralized debt obligations for which fair values are reported as Level 3 consists primarily of trust preferred securities issued by banks and insurance companies. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower). Acquisitions in 2012 are comprised of private-placement fixed maturities managed by an unaffiliated third-party.

Quantitative Information about Level 3

Fair Value Measurements

As of December 31, 2012

	Fair Value	Valuation Techniques	Unobservable Input	Range	Weighted Average
Collateralized debt obligations	$46,571	Discounted cash flows	Discount rate	15%	15%
Private placement fixed maturities	182,946	Discounted cash flows	Credit rating	BBB-to BBB+	BBB
Other investments	56,846	Third-party pricing without adjustment	N/A	N/A	N/A

	$286,363

Collateralized debt obligations are valued at the present value of expected future cash flows using an unobservable discount rate. Expected cash flows are determined by scheduling the projected repayment of the collateral assuming no future defaults, deferrals, or recoveries. The discount rate is risk-adjusted to take these items into account. A significant increase (decrease) in the discount rate will produce a significant decrease (increase) in fair value. Additionally, a significant increase (decrease) in the cash flow expectations would result in a significant increase (decrease) in fair value. The private placements are also valued based on discounted cash flows, resulting from the contractual cash flows discounted by a yield determined as a treasury benchmark adjusted for a credit spread. The credit spread is developed from observable indices for similar public fixed maturities and unobservable indices for private fixed maturities for corresponding credit ratings. However, the credit ratings for the private placements are unobservable inputs, and are assigned by the third party provider based on a quantitative and qualitative assessment of the credit underwritten. A higher (lower) credit rating would result in a higher (lower) valuation. For more information regarding valuation procedures, please refer to Note 1 — Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities.

The following table presents transfers in and out of each of the valuation levels of fair values.

	2012			2011			2010
	In	Out	Net	In	Out	Net	In	Out	Net
Level 1	$48,536	$0	$48,536	$0	$0	$0	$54	$(4,848)	$(4,794)
Level 2	0	(92,330)	(92,330)	51,886	0	51,886	18,836	(54)	18,782
Level 3	43,794	0	43,794	0	(51,886)	(51,886)	0	(13,988)	(13,988)

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

Other-than-temporary impairments: Torchmark has determined that certain of its holdings in fixed maturity investments were other-than-temporarily impaired during the three years ended December 31, 2012. The following table presents the writedowns recorded due to these impairments in accordance with accounting guidance and whether the writedown was charged to earnings or other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Writedowns for Other-Than-Temporary Impairments

	2012		2011		2010
	Net Income	Other Comprehensive Income	Net Income	Other Comprehensive Income	Net Income	Other Comprehensive Income
Collateralized debt obligations	$0	$0	$0	$0	$1,712	$0
Corporate bonds	5,600	0	20	0	3,138	0

Total pre-tax	$5,600	$0	$20	$0	$4,850	$0

After tax	$3,640	$0	$13	$0	$3,152	$0

As of year end 2012, previously written down securities remaining in the portfolio were carried at a fair value of $48 million. Otherwise, as of December 31, 2012, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired. Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell nor expects to be required to sell its other impaired securities.

Bifurcated credit losses result when there is an other-than-temporary impairment for which a portion of the loss is recognized in other comprehensive income. Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at December 31, 2012, December 31, 2011, and December 31, 2010. There was no change in this balance since January 1, 2010.

Unrealized gain/loss analysis.    As conditions in financial markets have improved since 2009, unrealized gains in the portfolio have occurred and losses have declined. Net unrealized losses on fixed maturities of $455 million at December 31, 2009 became net unrealized gains of $108 million at December 31, 2010. During 2011, net unrealized gains rose to $964 million at December 31, 2011 and to $1.6 billion at December 31, 2012. At December 31, 2012, investments in securities in the financial sector were in a $339 million unrealized gain position compared with an unrealized gain position of $14 million at December 31, 2011. Investments in securities in the other sectors had net unrealized gains of $1.2 billion in 2012 and $950 million in 2011. The following tables disclose gross unrealized investment losses by class of investment at December 31, 2012 and December 31, 2011. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2012

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$316,596	$(4,770)	$199	$(3)	$316,795	$(4,773)
States, municipalities and political subdivisions	26,206	(189)	0	0	26,206	(189)
Foreign governments	0	0	0	0	0	0
Corporates	761,477	(15,339)	343,987	(39,684)	1,105,464	(55,023)
Collateralized debt obligations	0	0	46,446	(18,051)	46,446	(18,051)
Other asset-backed securities	7,940	(88)	7,981	(313)	15,921	(401)
Redeemable preferred stocks	44,132	(310)	171,852	(10,294)	215,984	(10,604)

Total fixed maturities	1,156,351	(20,696)	570,465	(68,345)	1,726,816	(89,041)

Equity securities	0	0	0	0	0	0

Total fixed maturities and equity securities	$1,156,351	$(20,696)	$570,465	$(68,345)	$1,726,816	$(89,041)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2011

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$279	$(3)	$34	$(1)	$313	$(4)
States, municipalities and political subdivisions	0	0	17,609	(1,896)	17,609	(1,896)
Foreign governments	0	0	0	0	0	0
Corporates	585,265	(38,249)	612,338	(99,659)	1,197,603	(137,908)
Collateralized debt obligations	0	0	30,320	(30,117)	30,320	(30,117)
Other asset-backed securities	0	0	7,122	(1,392)	7,122	(1,392)
Redeemable preferred stocks	205,449	(14,250)	367,450	(53,604)	572,899	(67,854)

Total fixed maturities	790,993	(52,502)	1,034,873	(186,669)	1,825,866	(239,171)

Equity securities	386	(63)	0	0	386	(63)

Total fixed maturities and equity securities	$791,379	$(52,565)	$1,034,873	$(186,669)	$1,826,252	$(239,234)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total

Number of issues (Cusip numbers) held:
As of December 31, 2012	195	95	290
As of December 31, 2011	117	93	210

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,630 issues at December 31, 2012 and 1,373 issues at December 31, 2011. The weighted-average quality rating of all unrealized loss positions as of December 31, 2012 was BBB+, compared with BBB- a year earlier. The weighted-average quality ratings are based on amortized cost.

Other investment information:

Other long-term investments consist of the following:

	December 31,
	2012	2011
Mortgage loans, at cost	$514	$551
Investment real estate, at depreciated cost	2,816	3,165
Low-income housing interests	9,875	12,188
Collateral loans	0	7,598
Other	5,334	2,665

Total	$18,539	$26,167

The fair value for mortgages was approximately $0.5 million at December 31, 2012 and $0.6 million at December 31, 2011. The fair value for collateral loans was approximately $7 million at December 31, 2011. Accumulated depreciation on investment real estate was $2.1 million at December 31, 2012 and $1.8 million at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Torchmark had $125 thousand in fixed maturities at book value ($150 thousand at fair value) that were non-income producing during the twelve months ended December 31, 2012. Torchmark had $2.6 million in investment real estate at December 31, 2012 which was non-income producing during the previous twelve months. Torchmark did not have any other invested assets that were non-income producing during the twelve months ended December 31, 2012.

Note 5—Deferred Acquisition Costs

An analysis of deferred acquisition costs is as follows:

	2012	2011	2010
Balance at beginning of year	$2,916,732	$2,869,546	$2,810,507
Additions:
Deferred during period:
Commissions	312,581	283,961	291,562
Other expenses	168,237	157,864	149,351

Total deferred	480,818	441,825	440,913
Value of insurance purchased during year	175,257	0	0
Foreign exchange adjustment	3,557	0	5,055
Adjustment attributable to unrealized investment losses(1)	7,234	0	0

Total additions	666,866	441,825	445,968

Deductions:
Amortized during period	(385,167)	(364,583)	(362,390)
Foreign exchange adjustment	0	(1,765)	0
Adjustment attributable to unrealized investment gains(1)	0	(28,291)	(24,539)

Total deductions	(385,167)	(394,639)	(386,929)

Balance at end of year	$3,198,431	$2,916,732	$2,869,546

(1)	Represents amounts pertaining to investments relating to universal life-type products.

In the event of lapses or early withdrawals in excess of those assumed, deferred acquisition costs may not be recoverable.

Note 6—Acquisition

On November 1, 2012, Torchmark acquired all of the outstanding common stock of Family Heritage Life Insurance Company of America (Family Heritage), a privately-held supplemental health insurance provider. The purchase price was approximately $234 million, including post-closing adjustments and the assumption of $20 million par value of debt in the form of trust preferred securities issued by Family Heritage’s previous parent company ($20 million fair value at the purchase date). The balance of the purchase price of approximately $214 million was funded primarily with cash provided from borrowings as described in Note 11—Debt.

Family Heritage was founded in 1989 and is headquartered in Cleveland, Ohio. It is a specialty insurer focused primarily on selling protection-oriented individual supplemental health insurance products through a captive agency force. Torchmark believes that Family Heritage is an excellent fit with Torchmark’s existing insurance business, given that Family Heritage’s operations are consistent with Torchmark’s strategy of selling basic protection products in relatively non-competitive markets through controlled distribution channels. Acquisition expenses in connection with the transaction charged to Torchmark’s earnings in 2012 were $2.9 million ($1.9 million after tax). These costs were included as “Other operating expense” in the Consolidated Statement of Operations for 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Acquisition (continued)

The acquisition was accounted for under the purchase method of accounting as required by accounting guidance. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The results of operations since the acquisition date have been consolidated. A summary of the net assets acquired is as follows:

Fair Value as of November 1, 2012
Assets acquired:
Investments	$591,947
Cash	27,323
Value of insurance purchased	175,257
Goodwill	44,700
Other assets	45,573

Total assets	884,800

Liabilities assumed:
Policy liabilities	643,306
Other liabilities	7,747

Total liabilities	651,053

Total net assets acquired	$233,747

The amount recorded as the value of insurance purchased at November 1, 2012, represents the difference between the fair value of the contractual insurance assets acquired and liabilities assumed and the assets and liabilities measured in accordance with the Company’s accounting policies for insurance contracts that it issues or holds in accordance with GAAP. The fair value of this asset was determined based on an actuarial analysis performed by management. The value of insurance purchased is included with “Deferred acquisition costs” on the Consolidated Balance Sheets and will be amortized in proportion with the premium income of the acquired insurance business in accordance with accounting guidance.

No goodwill related to the acquisition is expected to be deductible for tax purposes. Because the operations of Family Heritage will be considered a part of Torchmark’s health segment, goodwill arising from the transition will be assigned to that reporting group.

During the two-month period commencing on the purchase date of November 1, 2012 and ending December 31, 2012, Family Heritage had revenues of $33 million and net income of $3.1 million included in Torchmark’s 2012 Consolidated Statement of Operations.

The table below presents supplemental unaudited pro forma information for 2012 and 2011 as if the Family Heritage acquisition were completed on January 1, 2011, based on estimates and assumptions considered appropriate:

	Year Ended December 31,
	2012	2011
Revenues	$197,174	$180,155
Net income	13,220	12,107
Net income per diluted share	0.14	0.11

The supplemental unaudited pro forma information above is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 7—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$103,517	$100,598	$104,346
Acquisition of Family Heritage	11,700	0	0
Incurred related to:
Current year	704,934	628,137	661,740
Prior years	(17,531)	(10,644)	(19,424)

Total incurred	687,403	617,493	642,316
Paid related to:
Current year	627,495	538,910	577,875
Prior years	70,255	75,664	68,189

Total paid	697,750	614,574	646,064

Balance at end of year	$104,870	$103,517	$100,598

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

Claims paid in each of the years 2010 through 2012 were settled for amounts less than anticipated when estimated at the previous year end. The most significant components of these favorable variances were in Torchmark’s UA Independent, Liberty National Branch, and Medicare Part D distribution channels. The Company’s estimates at each point have reflected the emerging data and trends. In the Medicare Part D channel, the Company is required to estimate claim discounts that will be received from drug manufacturers. In each of the years 2010 through 2012, the discounts from the drug manufacturers received in the current year but related to prior year claims were higher than anticipated when the claim liability was determined.

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

Torchmark and its subsidiaries file a life-nonlife consolidated Federal income tax return.

The components of income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax expense from continuing operations	$236,669	$226,166	$246,475
Income tax expense (benefit) from discontinued operations	0	(467)	11,830
Shareholders’ equity:
Other comprehensive income (loss)	201,950	284,355	184,305
Tax basis compensation expense (from the exercise of stock options and vesting of restricted stock awards) in excess of amounts recognized for financial reporting purposes	(22,602)	(13,121)	(3,455)

	$416,017	$496,933	$439,155

Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2012	2011	2010
Current income tax expense	$161,332	$169,500	$147,346
Deferred income tax expense	75,337	56,666	99,129

	$236,669	$226,166	$246,475

In each of the years 2010 through 2012, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2012	%	2011	%	2010	%
Expected income taxes	$268,098	35.0%	$253,324	35.0%	$262,700	35.0%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(3,506)	(.4)	(3,468)	(.5)	(3,371)	(.5)
Low income housing investments	(28,877)	(3.8)	(24,258)	(3.4)	(12,900)	(1.7)
Other	954	.1	568	.1	46	0

Income tax expense	$236,669	30.9%	$226,166	31.2%	$246,475	32.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2012	2011
Deferred tax assets:
Fixed maturity investments	$22,387	$35,670
Carryover of tax losses	14,177	7,429
Other assets	4,084	5,509

Total gross deferred tax assets	40,648	48,608

Deferred tax liabilities:
Unrealized gains	481,804	276,591
Employee and agent compensation	65,877	57,136
Deferred acquisition costs	791,254	712,974
Future policy benefits, unearned and advance premiums, and policy claims	311,366	355,825

Total gross deferred tax liabilities	1,650,301	1,402,526

Net deferred tax liability	$1,609,653	$1,353,918

Torchmark’s Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). The IRS is currently examining Torchmark’s 2009 tax year. The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2008. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open tax years.

Torchmark has net operating loss carryforwards of approximately $41 million at December 31, 2012 which will begin to expire in 2021 if not otherwise used to offset future taxable income. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Torchmark’s tax liability is adjusted to include the provision for uncertain tax positions taken or expected to be taken in a tax return. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding effects of accrued interest, net of Federal tax benefits) for the years 2010 through 2012 is as follows:

	2012	2011	2010
Balance at January 1,	$0	$875	$3,960
Increase based on tax positions taken in current period	0	0	245
Increase related to tax positions taken in prior periods	0	0	280
Decrease related to tax positions taken in prior periods	0	(875)	(3,610)
Decrease due to settlements	0	0	0

Balance at December 31,	$0	$0	$875

Torchmark’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest income of $56 thousand, $0, and $124 thousand, net of Federal income tax benefits, in its Consolidated Statements of Operations for 2012, 2011, and 2010, respectively. The Company had an accrued interest receivable of $0 and $2.7 million, net of Federal income tax expense, as of 2012 and 2011, respectively. The Company had no accrued penalties at December 31, 2012 or 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Pension Plans:    Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There are also two nonqualified, noncontributory supplemental benefit pension plans which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2012	$3,668	$26,007
2011	3,552	20,952
2010	3,617	18,948

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $8.2 million in 2012, $8.6 million in 2011, and $13 million in 2010. Torchmark estimates as of December 31, 2012 that it will contribute an amount not to exceed $20 million to these plans in 2013. The actual amount of contribution may be different from this estimate.

Torchmark has a Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is unfunded. However, life insurance policies on the lives of plan participants have been established for this plan with an unaffiliated insurance carrier. The premiums for this coverage paid in 2012 were $1.7 million and in 2011 were $3.9 million. The cash value of these policies at December 31, 2012 was $18 million and was $16 million a year earlier. Additionally, a Rabbi Trust was established for this plan in 2010 in the amount of $21 million to support the liability for this plan. Additional deposits of $5 million in 2012 and $5 million in 2011 were added to this trust as an investment account was established in 2011. Investments consist of exchange traded funds. As of December 31, 2012, the combined value of the insurance policies and the trust investments was $54 million, compared with $43 million a year earlier. Because this plan is unqualified, the Rabbi Trust and the policyholder value of these policies are not included as defined benefit plan assets but as assets of the Company. They are included with “Other Assets” in the Consolidated Balance Sheets. The liability for this SERP at December 31, 2012 was $59 million and was $47 million a year earlier.

The other supplemental benefit pension plan is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits that an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is unfunded. Liability for this closed plan was $3 million at both December 31, 2012 and 2011. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2012 and 2011.

Pension Assets by Component at December 31, 2012

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Financial	$26,174			$26,174	9%
Consumer, Non-Cyclical	15,894			15,894	6
Technology	13,332			13,332	5
Industrial	10,353			10,353	4
General merchandise stores	11,197			11,197	4
Other	12,883			12,883	4

Total equity securities	89,833			89,833	32

Corporate bonds	4,292	$165,525		169,817	61
Other bonds		327		327	0
Guaranteed annuity contract*		13,277		13,277	5
Short-term investments	2,218			2,218	1
Other	2,169			2,169	1

Grand Total	$98,512	$179,129	$0	$277,641	100%

*	Annuity contract issued by a Torchmark subsidiary

Pension Assets by Component at December 31, 2011

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Financial	$24,255			$24,255	9%
Consumer, Non-Cyclical	14,866			14,866	6
Technology	13,184			13,184	5
Industrial	11,491			11,491	5
General merchandise stores	8,119			8,119	3
Other	7,544			7,544	3

Total equity securities	79,459			79,459	31

Corporate bonds	6,661	$153,098		159,759	62
Other bonds		348		348	0
Guaranteed annuity contract*		12,745		12,745	5
Short-term investments	3,767			3,767	1
Other	1,989			1,989	1

Grand Total	$91,876	$166,191	$0	$258,067	100%

*	Annuity contract issued by a Torchmark subsidiary

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

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). There is also a guaranteed annuity contract to fund the obligations of the American Income Pension Plan. The assets are to be invested in a mix of equity and fixed income investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. Equities include common and preferred stocks, securities convertible into equities, mutual funds that invest in equities, and other equity-related investments. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with maturities less than one year and invested cash. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2012, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturities during the three years ending December 31, 2012.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2012	2011
Discount Rate	4.18%	5.09%
Rate of Compensation Increase	4.40	4.04

For Periodic Benefit Cost for the Year:	2012	2011	2010
Discount Rate	5.09%	5.77%	6.31%
Expected Long-Term Returns	7.20	7.24	7.24
Rate of Compensation Increase	4.04	4.00	3.79

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

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2012	2011	2010
Service cost—benefits earned during the period	$11,215	$9,277	$8,174
Interest cost on projected benefit obligation	16,796	16,106	15,392
Expected return on assets	(17,114)	(16,068)	(15,025)
Net amortization	15,110	11,637	10,407

Net periodic pension cost	$26,007	$20,952	$18,948

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	2012	2011	2010
Balance at January 1	$(119,863)	$(105,903)	$(93,674)

Amortization of:
Prior service cost	2,146	2,080	2,098
Net actuarial (gain) loss	12,653	10,071	8,766
Transition obligation	0	(5)	(7)

Total amortization	14,799	12,146	10,857

Plan amendments	(3,452)	0	0
Experience gain(loss)	(59,613)	(26,106)	(23,086)

Balance at December 31	$(168,129)	$(119,863)	$(105,903)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The following table presents a reconciliation from the beginning to the end of the year of the projected benefit obligation and plan assets for pensions. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

	Pension Benefits For the year ended December 31,
	2012	2011
Changes in benefit obligation:
Obligation at beginning of year	$331,609	$285,560
Service cost	11,215	9,277
Interest cost	16,796	16,106
Actuarial loss (gain)	67,949	34,515
Plan amendments	3,452	0
Benefits paid	(16,100)	(13,849)

Obligation at end of year	414,921	331,609

Changes in plan assets:
Fair value at beginning of year	258,067	236,893
Return on assets	27,493	26,439
Contributions	8,181	8,584
Benefits paid	(16,100)	(13,849)

Fair value at end of year	277,641	258,067

Funded status at year end	$(137,280)	$(73,542)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$156,567	$111,964
Prior service cost	7,752	6,446
Transition obligation	0	0

Net amounts recognized at year end	$164,319	$118,410

The portion of other comprehensive income that is expected to be reflected in pension expense in 2013 is as follows:

Amortization of prior service cost	$2,276
Amortization of net loss (gain)	15,888
Amortization of transition obligation	0

Total	$18,164

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $321 million and $263 million at December 31, 2012 and 2011, respectively. In the unfunded plans, the ABO was $52 million and $39 million at December 31, 2012 and 2011, respectively.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2012. These estimates use the same assumptions that measure the benefit obligation at December 31, 2012, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2013	$14,194
2014	15,394
2015	17,118
2016	18,436
2017	19,910
2018-2021	120,779

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2012	2011	2010
Service cost	$392	$919	$728
Interest cost on benefit obligation	1,020	999	970
Expected return on plan assets	0	0	0
Amortization of prior service cost	0	0	0
Recognition of net actuarial (gain) loss	0	(815)	(583)

Net periodic postretirement benefit cost	$1,412	$1,103	$1,115

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded, funded status is equivalent to the accrued benefit liability.

	Benefits Other Than Pensions For the year ended December 31,
	2012	2011
Changes in benefit obligation:
Obligation at beginning of year	$19,008	$16,889
Service cost	392	919
Interest cost	1,020	999
Actuarial loss (gain)	2,358	638
Benefits paid	(411)	(437)

Obligation at end of year	22,367	19,008

Changes in plan assets:
Fair value at beginning of year	0	0
Return on assets	0	0
Contributions	411	437
Benefits paid	(411)	(437)

Fair value at end of year	0	0

Funded status at year end	$(22,367)	$(19,008)

Amounts recognized in accumulated other comprehensive income:
Net loss*	$3,812	$1,453

Net amounts recognized at year end	$3,812	$1,453

*	The net loss for benefit plans other than pensions reduces other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2012	2011
Discount Rate	4.18%	5.09%
Rate of Compensation Increase	3.50	3.50

For Periodic Benefit Cost for the Year:
	2012	2011	2010
Discount Rate	5.09%	5.77%	6.60%
Rate of Compensation Increase	3.50	4.50	4.50

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation not involving cash	$21,605	$14,954	$11,848
Commitments for low-income housing interests	29,759	36,722	137,817
Capitalized investment income	1,537	5,321	6,517
Debt assumed to acquire Family Heritage	20,000	0	0

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2012	2011	2010
Interest paid	$77,686	$75,653	$76,911
Income taxes paid	89,061	188,510	195,172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

					As of December 31,
					2012			2011
Description	Annual Percentage Rate		Issue Date	Periodic Interest Payments Due	Outstanding Principal (Par Value)	Outstanding Principal (Book Value)	Outstanding Principal (Fair Value)	Outstanding Principal (Book Value)
Notes, due 5/15/23(1)(2)	7.875%		5/93	5/15 & 11/15	$165,612	$163,471	$213,270	$163,344
Notes, due 8/1/13(1)(2)	7.375%		7/93	2/1 & 8/1	94,050	93,956	97,180	93,823
Senior Notes, due 6/15/16(1)(8)	6.375%		6/06	6/15 & 12/15	250,000	248,300	281,447	247,875
Senior Notes, due 6/15/19(1)(8)	9.250%		6/09	6/15 & 12/15	292,647	289,950	395,703	289,661
Senior Notes, due 9/15/22(1)(8)	3.800%		9/12	3/15 & 9/15	150,000	147,148	154,400
Issue expenses(3)								(4,132)
Junior Subordinated
Debentures due 6/1/46(4)(5)	7.100%		6/06	quarterly				123,711
Junior Subordinated
Debentures due 12/15/52(6)(10)	5.875%		9/12	quarterly	125,000	120,817	126,500
Junior Subordinated
Debentures due 3/15/36(6)(7)	0	%(11)	(12)	quarterly	20,000	20,000	20,000

Total funded debt					1,097,309	1,083,642	1,288,500	914,282

Less current maturity of long-term debt					(94,050)	(93,956)	(97,180)	0

Total long-term debt					1,003,259	989,686	1,191,320	914,282

Current maturity of long-term debt					94,050	93,956	97,180	0
Commercial Paper(9)					225,180	225,087	225,087	224,842

Total short-term debt					319,230	319,043	322,267	224,842

Total debt					$1,322,489	$1,308,729	$1,513,587	$1,139,124

(1)	All securities other than the Junior Subordinated Debentures have equal priority with one another.
(2)	Not callable.
(3)	Unamortized issue expenses related to Trust Preferred Securities.
(4)	Junior Subordinated Debentures are classified as “Due to affiliates” and are junior to other securities in priority of payment.
(5)	Called October 24, 2012.
(6)	Quarterly payments on the 15th of March, June, Sept., and Dec.
(7)	Callable anytime.
(8)	Callable subject to “make-whole” premium.
(9)	Classified as short-term debt.
(10)	Callable as of December 15, 2017.
(11)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
(12)	Assumed upon November 1, 2012 acquisition of Family Heritage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

The amount of debt that becomes due during each of the next five years is: 2013—$319 million; 2014—$0; 2015—$0; 2016—$250; 2017—$0 and thereafter—$753 million.

Funded debt:    On September 24, 2012, Torchmark issued $300 million principal amount of 3.80% Senior Notes due 2022. Interest on the Senior Notes will be payable semi-annually and will commence on March 15, 2013. As part of the offering, two of Torchmark’s insurance subsidiaries acquired a combined amount of $150 million par value of the Senior Notes. Proceeds from the issuance of this debt, net of underwriters’ discount and expenses, were $147 million with total proceeds to the Parent Company of approximately $297 million. The Senior Notes are redeemable by Torchmark in whole or in part at any time subject to a “make-whole” premium, whereby the Company would be required to pay the greater of the full principal amount of the notes or otherwise the present value of the remaining payment schedule of the notes discounted at a rate of interest equivalent to the rate of a United States Treasury security of comparable term plus a spread of 30 basis points. Torchmark used a portion of the net proceeds from the new Senior Note offering to fund the acquisition of Family Heritage as described in Note 6 - Acquisition. The Parent Company will use the remaining proceeds to retire our 7 3/8% Senior Notes that mature in August, 2013 and for other corporate purposes.

Additionally, on September 24, 2012, Torchmark completed the public offering of its 5.875% Junior Subordinated Debentures due 2052 for an aggregate principal amount of $125 million. Proceeds from this offering were $121 million, net of underwriters’ discount and issue expenses. These debentures pay interest quarterly commencing December 15, 2012. The securities are redeemable on December 15, 2052, and are first callable in whole or in part by Torchmark on or after December 15, 2017. Expenses of $4.2 million related to the offering have been netted against long-term debt and will be amortized over the forty-year redemption period. Net proceeds were used to fund the redemption of Torchmark’s 7.1% Trust Preferred Securities discussed below.

On October 24, 2012, Torchmark’s 7.1% Trust Originated Preferred Securities were redeemed in the amount of $120 million plus accrued dividends at a total cost of $121 million. These securities were originally issued in 2006 as preferred securities of Torchmark’s Capital Trust III, a deconsolidated variable interest entity. Upon redemption of these securities, Capital Trust III as well as the 7.1% Junior Subordinated Debentures due to that Trust in the amount of $124 million were liquidated. An after-tax loss of $2.7 million was recorded on this redemption in the fourth quarter of 2012 within “Realized investment gains (losses),” representing the write-off of the unamortized issue expenses.

Capital Trust III, which held the Trust Preferred Securities, was a variable interest entity in which Torchmark was not the primary beneficiary. Therefore, Torchmark was prohibited by accounting rules from consolidating Capital Trust III even though it had 100% ownership, complete voting control, and had guaranteed the performance of the trust. Accordingly, prior to redemption, Torchmark carried its 7.1% Junior Subordinated Debentures due to Capital Trust III as a liability under the caption “Due to Affiliates” on its Consolidated Balance Sheets. Expenses related to the original offering reduced long-term debt and were amortized over the forty-year redemption period.

In connection with the purchase of Family Heritage, Torchmark assumed $20 million par amount of Trust Preferred Securities that were liabilities of Family Heritage’s former parent. These securities, which are due March 15, 2036, had a fair value of $20 million on the November 1, 2012 purchase date and were carried at an amortized cost of $20 million at December 31, 2012. They bear interest at a variable rate paid quarterly, determined as the three-month LIBOR plus 330 basis points which is reset each quarter. They are callable by Torchmark at any time.

During 2010, Torchmark acquired $7.4 million par value of its 9 1/4% Senior Notes ($7.3 million book value) at a cost of $8.9 million. This repurchase resulted in a pre-tax loss of $1.6 million ($1.1 million after tax).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

Commercial Paper:    In December, 2010, Torchmark entered into a credit facility with a group of lenders allowing unsecured borrowings and stand-by letters of credit up to $600 million. The facility includes a provision which allows Torchmark to increase the facility limit by $200 million if certain conditions are met. The Company also has the ability to request up to $250 million in letters of credit to be issued against the facility. The agreement is set to terminate on January 7, 2015. The credit facility is further designated as a back-up credit line for a commercial paper program, where Torchmark may borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility limit less any letters of credit issued. Interest is charged at variable rates. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire facility. There is also an issuance fee for letters of credit issued. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2012 and throughout the three-year period ended December 31, 2012. Borrowings on the credit facilities are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Torchmark’s short-term borrowings is presented below.

Short-Term Borrowings

	At December 31,
	2012	2011
Balance at end of period	$225,180	$225,000
Annualized interest rate	.36%	.55%
Letters of credit outstanding	$198,000	$198,000
Remaining amount available under credit line	176,820	177,000

	For the Year Ended December 31,
	2012	2011	2010
Average balance outstanding during period	$250,401	$206,148	$196,317
Daily-weighted average interest rate*	.41%	.39%	.43%
Maximum daily amount outstanding during period	$385,000	$271,761	$249,950

*	Annualized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2010:
Balance at January 1, 2010	0	0	125,812,123	(1,551,033)
Grants of restricted stock				121,923
Forfeitures of restricted stock				(10,621)
Issuance of common stock due to exercise of stock options				1,273,598
Treasury stock acquired				(6,781,364)
Retirement of treasury stock			(6,000,000)	6,000,000

Balance at December 31, 2010	0	0	119,812,123	(947,497)
2011:
Grants of restricted stock				173,553
Forfeitures of restricted stock				(7,153)
Issuance of common stock due to exercise of stock options				4,829,892
Treasury stock acquired				(23,281,453)
Retirement of treasury stock			(7,500,000)	7,500,000

Balance at December 31, 2011	0	0	112,312,123	(11,732,658)
2012:
Grants of restricted stock				69,720
Issuance of common stock due to exercise of stock options				5,357,490
Treasury stock acquired				(11,771,039)
Retirement of treasury stock			(6,500,000)	6,500,000

Balance at December 31, 2012	0	0	105,812,123	(11,576,487)

Acquisition of Common Shares:    Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 7.5 million shares at a cost of $360 million in 2012, 18.9 million shares at a cost of $788 million in 2011, and 5.7 million shares at a cost of $204 million in 2010. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. Shares repurchased for dilution purposes were 4.3 million shares at a cost of $210 million in 2012, 4.4 million shares at a cost of $185 million in 2011, and 1.1 million shares at a cost of $42 million in 2010.

Retirement of Treasury Stock:    Torchmark retired 6.5 million shares of treasury stock in 2012, 7.5 million in 2011, and 6 million in 2010.

Restrictions:    Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of prior year statutory net income excluding realized capital gains on an annual noncumulative basis, or 10% of prior year surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. In 2012, subsidiaries of Torchmark paid $437 million in dividends to the parent company. As of December 31, 2012, dividends and transfers from insurance subsidiaries to parent available to be paid in 2013 were limited to the amount of $428 million without regulatory approval, such that $930 million was considered restricted net assets of the subsidiaries. The Company believes that total dividends and transfers of $506 million will be available to the parent in 2013. Please refer to Schedule II. Condensed Financial Information of Registrant for more information about Torchmark’s transactions with its subsidiaries. While there are no legal restrictions on the payment of dividends to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity (continued)

shareholders from Torchmark’s retained earnings, retained earnings as of December 31, 2012 were restricted by lenders’ covenants which require the Company to maintain and not distribute $3.23 billion from its total consolidated retained earnings of $3.40 billion.

Earnings Per Share:    A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2012	2011	2010
Basic weighted average shares outstanding	96,614,199	108,278,113	122,009,228
Weighted average dilutive options outstanding	1,284,189	1,537,277	1,114,110

Diluted weighted average shares outstanding	97,898,388	109,815,390	123,123,338

Stock options to purchase 0 million shares, 3.5 million shares, and 10.3 million shares, during the years 2012, 2011, and 2010, respectively, are considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 13—Stock-Based Compensation

Torchmark’s stock-based compensation consists of stock options, restricted stock, restricted stock units, and performance shares. Certain employees, directors, and consultants have been granted fixed equity options to buy shares of Torchmark stock at the market value of the stock on the date of grant, under the provisions of the Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which ranges from seven to ten years. Options generally vest in accordance with the following schedule:

Grants under the Torchmark Corporation 2011 Incentive Plan:

Directors – vest in six months.

Employees:

Seven year grants – vest one half in two years, and one half in three years.

Ten year grants – vest one fourth in two years, and one fourth in each of the next three years.

Grants under all previous compensation plans:

Directors – vest in six months.

Employees – vest one half in two years, and one half in three years.

All employee options vest immediately upon retirement on or after the attainment of age 65, upon death, or disability. Torchmark generally issues shares for the exercise of stock options from treasury stock. The Company generally uses the proceeds from option exercises to buy shares of Torchmark common stock in the open market to reduce the dilution from option exercises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of shares available for grant is as follows:

	Available for Grant
	2012	2011	2010
Balance at January 1	6,099,342	255,263	1,724,540
Approval of Torchmark Corporation 2011 Incentive Plan*	0	7,950,000	0
Cancellation of available shares from prior plans	0	(229,333)	0
Expired and forfeited during year	5,850	0	26,269
Options granted during year	(1,072,725)	(1,338,013)	(1,358,175)
Restricted stock, restricted stock units, and performance shares granted under the Torchmark Corporation 2011 Incentive Plan (counted as 3.1 options per grant)*	(496,166)	(519,558)	0
Restricted stock and restricted stock units granted during the year under previous plans	0	(19,017)	(137,371)

Balance at December 31	4,536,301	6,099,342	255,263

* Plan allows for grant of restricted stock such that each stock grant reduces 3.1 options available for grant

A summary of stock compensation activity for each of the years in the three years ended December 31, 2012 is presented below:

	2012	2011	2010
Stock-based compensation expense recognized*	$21,605	$14,954	$11,848
Tax benefit recognized	7,562	5,234	4,147
Weighted-average grant-date fair value of options granted	15.70	15.48	10.35
Intrinsic value of options exercised	80,781	40,991	12,102
Cash received from options exercised	181,022	162,613	37,863
Actual tax benefit received from exercises	28,086	14,347	4,236

* No stock-based compensation expense was capitalized in any period.

An analysis of option activity for each of the three years ended December 31, 2012 is as follows:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	11,620,393	$35.42	15,185,729	$34.09	15,509,978	$34.04
Granted	1,072,725	45.97	1,338,013	44.37	1,358,175	30.86
Exercised	(5,354,381)	33.82	(4,829,892)	33.67	(1,273,598)	29.73
Expired and forfeited	(6,600)	44.63	(73,425)	39.17	(408,826)	35.05
Adjustment due to 7/1/11 stock split	0	0.00	(32)	32.96	0	0.00

Outstanding-end of year	7,332,137	$38.14	11,620,393	$35.42	15,185,729	$34.09

Exercisable at end of year	4,261,817	$35.37	8,265,818	$36.28	11,830,076	$36.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

A summary of restricted stock and restricted stock units granted during each of the years in the three year period ended December 31, 2012 is presented in the table below. Restricted stock holders are entitled to dividends on the stock and holders of restricted stock units are entitled to dividend equivalents. Executive grants vest over five years and director grants vest over six months.

	2012	2011	2010
Executives restricted stock:
Shares	60,000	167,250	112,500
Price per share	$46.12	$44.39	$30.87
Aggregate value	$2,767	$7,424	$3,473
Percent vested as of 12/31/12	0%	20%	40%

Directors restricted stock:
Shares	9,720	6,303	9,423
Price per share	$43.74	$40.45	$30.85
Aggregate value	$425	$255	$291
Percent vested as of 12/31/12	100%	100%	100%

Directors restricted stock units (including dividend equivalents):
Shares	9,719	13,063	15,443 *
Price per share	$43.74	$40.49	$29.95
Aggregate value	$425	$529	$463
Percent vested as of 12/31/12	100%	100%	100%

* 2,013 shares at $29.84 per share were later forfeited in 2010.

Certain senior executives of the Company were granted 80 thousand performance shares on February 21 and 22, 2012. Grant prices ranged from $48.72 to $49.09 per share for an aggregate grant price of $3.9 million. These grants have a three year contract life, and they do not vest prior to the termination of the contract period. While the target distribution is 80 thousand shares, the determination of the actual settlement in shares will be based on the achievement of certain performance objectives of Torchmark over the three year contract period. The actual shares could be distributed in a range from 0 to 160 thousand shares.

An analysis of unvested restricted stock is as follows:

	Executives Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Total

2010:
Balance at January 1, 2010	203,250	0	0	203,250
Grants	112,500	0	9,423	121,923
Restriction lapses	(71,100)	0	(9,423)	(80,523)
Forfeitures	(7,500)	0	0	(7,500)

Balance at December 31, 2010	237,150	0	0	237,150

2011:
Grants	167,250	0	6,303	173,553
Restriction lapses	(72,600)	0	(6,303)	(78,903)
Forfeitures	(4,800)	0	0	(4,800)

Balance at December 31, 2011	327,000	0	0	327,000

2012:
Grants	60,000	80,000	9,720	149,720
Restriction lapses	(75,300)	0	(9,720)	(85,020)
Forfeitures	0	0	0	0

Balance at December 31, 2012	311,700	80,000	0	391,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

Restricted stock units outstanding at each of the year ends 2012, 2011, and 2010 were 53,272, 42,938, and 29,872, respectively. Restricted stock units are only available to directors, and are not converted to shares until the director’s retirement, death, or disability. There were no unvested director restricted shares outstanding at the end of any of the years 2010 through 2012. Director restricted stock and restricted stock units are generally granted on the first working day of the year and vest in six months. Dividend equivalents are earned on restricted stock units only. They are granted in the form of additional restricted stock units and vest immediately upon grant.

Additional information about Torchmark’s stock-based compensation as of December 31, 2012 and 2011 is as follows:

	2012	2011
Outstanding options:
Weighted-average remaining contractual term (in years)	3.72	2.95
Aggregate intrinsic value	$99,212	$94,270

Exercisable options:
Weighted-average remaining contractual term (in years)	2.29	1.89
Aggregate intrinsic value	$69,472	$59,097

Unrecognized compensation*	$32,808	$30,299
Weighted average period of expected recognition (in years)*	0.74	1.68

*	Includes restricted stock

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2012	2011
Number of shares outstanding	3,070,320	3,354,575
Weighted-average exercise price (per share)	$41.98	$33.30
Weighted-average remaining contractual term (in years)	5.70	5.55
Aggregate intrinsic value	$29,740	$35,173

Torchmark expects that substantially all unvested options will vest.

The following table summarizes information about stock options outstanding at December 31, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.67 - $30.40	826,159	2.66	$19.76	818,013	$19.66
30.87 - 30.87	1,238,872	4.05	30.87	581,578	30.87
35.33 - 40.45	998,259	1.99	37.63	987,904	37.64
41.79 - 42.97	1,387,010	1.95	41.93	1,387,010	41.93
43.06 - 44.39	1,646,212	4.82	44.12	330,112	43.07
44.79 - 48.72	1,235,625	6.02	45.90	157,200	45.45

$15.67 - $48.72	7,332,137	3.72	$38.14	4,261,817	$35.37

No equity awards were cash settled during the three years ended December 31, 2012.

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

Torchmark Corporation

Premium Income By Distribution Channel

	For the Year 2012
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$21,127	1	$298,759	28	$559	100	$320,445	11
Liberty National Exclusive	281,723	15	263,535	25			545,258	19
American Income Exclusive	663,696	37	79,640	8			743,336	26
Family Heritage	130	0	30,119	3			30,249	1
Direct Response	630,111	35	57,966	6			688,077	24
Medicare Part D			317,764	30			317,764	11
Other	211,737	12					211,737	8

	$1,808,524	100	$1,047,783	100	$559	100	$2,856,866	100

	For the Year 2011
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$22,846	1	$306,490	33	$608	100	$329,944	12
Liberty National Exclusive	288,308	17	290,107	31			578,415	22
American Income Exclusive	607,914	35	80,119	9			688,033	26
Direct Response	593,650	35	57,067	6			650,717	25
Medicare Part D			196,710	21			196,710	7
Other	213,526	12					213,526	8

	$1,726,244	100	$930,493	100	$608	100	$2,657,345	100

	For the Year 2010
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$25,534	1	$314,524	32	$638	100	$340,696	13
Liberty National Exclusive	294,587	18	331,056	34			625,643	24
American Income Exclusive	560,649	34	79,059	8			639,708	24
Direct Response	566,604	34	54,328	5			620,932	23
Medicare Part D			208,970	21			208,970	8
Other	216,325	13					216,325	8

	$1,663,699	100	$987,937	100	$638	100	$2,652,274	100

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

	For the Year 2012
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,808,524	$1,047,783	$559				$(404	)(1)	$2,856,462
Net investment income				$715,918			(22,274	)(2)(5)	693,644
Other income					$1,898		(321	)(4)	1,577

Total revenue	1,808,524	1,047,783	559	715,918	1,898		(22,999)		3,551,683
Expenses:
Policy benefits	1,172,020	739,945	44,121				(404	)(1)	1,955,682
Required interest on: Policy reserves	(483,892)	(40,963)	(59,293)	584,148					0
Deferred acquisition costs	163,875	19,059	2,238	(185,172)					0
Amortization of acquisition costs	309,930	65,278	9,959						385,167
Commissions, premium taxes, and non-deferred acquisition costs	137,115	67,123	69				(321	)(4)	203,986
Insurance administrative expense(3)					165,405				165,405
Parent expense						$8,222	2,944	(6)	11,166
Stock-based compensation expense						21,605			21,605
Interest expense				80,298			214	(2)	80,512

Total expenses	1,299,048	850,442	(2,906)	479,274	165,405	29,827	2,433		2,823,523

Sub total	509,476	197,341	3,465	236,644	(163,507)	(29,827)	(25,432)		728,160
Non operating items							2,944	(6)	2,944
Amortization of low-income housing interests							22,488	(5)	22,488

Measure of segment profitability (pretax)	$509,476	$197,341	$3,465	$236,644	$(163,507)	$(29,827)	$0		753,592

Deduct applicable income taxes									(246,945)

Segment profits after tax									506,647

Add back income taxes applicable to segment profitability									246,945
Add (deduct) realized investment gains (losses)									37,833
Deduct amortization of low-income housing(5)									(22,488)
Deduct Family Heritage Life acquisition expense(6)									(2,944)

Pretax income per the Consolidated Statement of Operations									$765,993

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing interests.
(6)	Family Heritage Life acquisition expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2011
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,726,244	$930,493	$608				$(1,027	)(1)	$2,656,318
Net investment income				$707,041			(14,013	)(2,5)	693,028
Other income					$2,507		(356	)(4)	2,151

Total revenue	1,726,244	930,493	608	707,041	2,507		(15,396)		3,351,497
Expenses:
Policy benefits	1,118,909	632,847	42,547				(1,027	)(1)	1,793,276
Required interest on: Policy reserves	(458,029)	(36,729)	(57,040)	551,798					0
Deferred acquisition costs	159,886	18,883	2,618	(181,387)					0
Amortization of acquisition costs	292,168	62,345	10,070						364,583
Commissions, premium taxes, and non-deferred acquisition costs	152,347	64,157	68				(356	)(4)	216,216
Insurance administrative expense(3)					159,109		19,880	(6,7,8)	178,989
Parent expense						$7,693			7,693
Stock-based compensation expense						14,954			14,954
Interest expense				77,644			264	(2)	77,908

Total expenses	1,265,281	741,503	(1,737)	448,055	159,109	22,647	18,761		2,653,619

Sub total	460,963	188,990	2,345	258,986	(156,602)	(22,647)	(34,157)		697,878
Non operating items							19,880	(6,7,8)	19,880
Amortization of low-income housing interests							14,277	(5)	14,277

Measure of segment profitability (pretax)	$460,963	$188,990	$2,345	$258,986	$(156,602)	$(22,647)	$0		732,035

Deduct applicable income taxes									(238,335)

Segment profits after tax									493,700

Add back income taxes applicable to segment profitability									238,335
Add (deduct) realized investment gains (losses)									25,904
Deduct amortization of low-income housing(5)									(14,277)
Deduct state administrative settlement expense(6)									(6,901)
Deduct loss on sale of equipment(7)									(979)
Deduct litigation expense(8)									(12,000)

Pretax income per Consolidated Statement of Operations									$723,782

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing interests.
(6)	State administrative settlement expense.
(7)	Loss on sale of equipment.
(8)	Litigation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2010
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,663,699	$987,937	$638				$(516	)(1)	$2,651,758
Net investment income				$685,253			(8,889	)(2,5)	676,364
Other income					$2,834		(664	)(4)	2,170

Total revenue	1,663,699	987,937	638	685,253	2,834		(10,069)		3,330,292
Expenses:
Policy benefits	1,082,423	669,707	41,430				(516	)(1)	1,793,044
Required interest on: Policy reserves	(434,319)	(35,368)	(51,996)	521,683					0
Deferred acquisition costs	154,473	19,758	2,709	(176,940)					0
Amortization of acquisition costs	289,068	66,309	7,013						362,390
Commissions, premium taxes, and non-deferred acquisition costs	141,792	68,565	134				(664	)(4)	209,827
Insurance administrative expense(3)					155,615				155,615
Parent expense						$8,809			8,809
Stock-based compensation expense						11,848			11,848
Interest expense				75,265			264	(2)	75,529

Total expenses	1,233,437	788,971	(710)	420,008	155,615	20,657	(916)		2,617,062

Subtotal	430,262	198,966	1,348	265,245	(152,781)	(20,657)	(9,153)		713,230
Amortization of low-income housing interests							9,153	(5)	9,153

Measure of segment profitability (pretax)	$430,262	$198,966	$1,348	$265,245	$(152,781)	$(20,657)	$0		722,383

Deduct applicable income taxes									(242,558)

Segment profits after tax									479,825

Add back income taxes applicable to segment profitability									242,558
Add (deduct) realized investment gains (losses)									37,340
Deduct amortization of low-income housing(5)									(9,153)

Pretax income per Consolidated Statement of Operations									$750,570

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing interests, previously considered a reduction of consolidated pretax segment profitability.

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

Analysis of Profitability by Segment

	2012	2011	2010	2012 Change	%	2011 Change	%
Life insurance underwriting margin	$509,476	$460,963	$430,262	$48,513	11	$30,701	7
Health insurance underwriting margin	197,341	188,990	198,966	8,351	4	(9,976)	(5)
Annuity underwriting margin	3,465	2,345	1,348	1,120	48	997
Other insurance:
Other income	1,898	2,507	2,834	(609)	(24)	(327)	(12)
Administrative expense	(165,405)	(159,109)	(155,615)	(6,296)	4	(3,494)	2
Excess investment income	236,644	258,986	265,245	(22,342)	(9)	(6,259)	(2)
Corporate and adjustments	(29,827)	(22,647)	(20,657)	(7,180)	32	(1,990)	10

Pre-tax total	753,592	732,035	722,383	21,557	3	9,652	1
Applicable taxes	(246,945)	(238,335)	(242,558)	(8,610)	4	4,223	(2)

After-tax total, before discontinued operations	506,647	493,700	479,825	12,947	3	13,875	3
Discontinued operations (after tax)	0	0	27,932	0		(27,932)

Total	506,647	493,700	507,757	12,947	3	(14,057)	(3)
Realized gains (losses)—investments (after tax)*	24,591	16,838	24,270	7,753		(7,432)
Realized gains (losses)—discontinued operations (after tax)*	0	0	1,852	0		(1,852)
Loss on disposal of discontinued operations (after tax)	0	(455)	(35,013)	455		34,558
Acquisition expense—Family Heritage (after tax)	(1,914)	0	0	(1,914)		0
Cost of legal settlements (after tax)	0	(7,800)	0	7,800		(7,800)
State administrative settlement (after tax)	0	(4,486)	0	4,486		(4,486)
Loss on sale of equipment (after tax)	0	(636)	0	636		(636)

Net income	$529,324	$497,161	$498,866	$32,163	6	$(1,705)	0

*	See the discussion of Realized Gains and Losses in this report.

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

Assets by Segment

	At December 31, 2012
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$14,155,919		$14,155,919
Accrued investment income				195,497		195,497
Deferred acquisition costs	$2,688,876	$481,725	$27,830			3,198,431
Goodwill	309,609	131,982				441,591
Other assets					$785,472	785,472

Total assets	$2,998,485	$613,707	$27,830	$14,351,416	$785,472	$18,776,910

	At December 31, 2011
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$12,437,699		$12,437,699
Accrued investment income				192,325		192,325
Deferred acquisition costs	$2,566,748	$315,587	$34,397			2,916,732
Goodwill	309,609	87,282				396,891
Other assets					$644,625	644,625

Total assets	$2,876,357	$402,869	$34,397	$12,630,024	$644,625	$16,588,272

Other Balances by Segment

	At December 31, 2012
	Life	Health	Annuity	Consolidated
Future policy benefits	$8,093,618	$1,264,540	$1,348,061	$10,706,219
Unearned and advance premium	16,856	59,232		76,088
Policy claims and other benefits payable	123,600	104,870		228,470

Total	$8,234,074	$1,428,642	$1,348,061	$11,010,777

	At December 31, 2011
	Life	Health	Annuity	Consolidated
Future policy benefits	$7,697,108	$589,441	$1,285,708	$9,572,257
Unearned and advance premium	16,965	52,574		69,539
Policy claims and other benefits payable	118,737	103,517		222,254

Total	$7,832,810	$745,532	$1,285,708	$9,864,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies

Reinsurance:    Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented .5% of total life insurance in force at December 31, 2012. Insurance ceded on life and accident and health products represented .3% of premium income for 2012. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 2.7% of life insurance in force at December 31, 2012 and reinsurance assumed on life and accident and health products represented 1.1% of premium income for 2012.

Leases:    Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $3.6 million in 2012, $4.8 million in 2011, and $4.9 million in 2010. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2012 were as follows: 2013, $3.4 million; 2014, $2.9 million; 2015, $2.9 million; 2016, $1.6 million; 2017, $1.1 million and in the aggregate, $13.5 million.

Low-Income Housing Tax Credit Interests:    As described in Note 1, Torchmark had $285 million invested in entities which provide certain tax benefits at December 31, 2012. As of December 31, 2012, Torchmark remained obligated under these commitments for $67 million, of which $47 million is due in 2013, $16 million in 2014, $1 million in 2015, and $3 million thereafter.

Concentrations of Credit Risk:    Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2012, the investment portfolio, at fair value, consisted of the following:

Investment-grade corporate securities	78%
Securities of state and municipal governments	10
Below-investment-grade securities	4
Policy loans, which are secured by the underlying insurance policy values	3
Government-sponsored enterprises	3
Other fixed maturities, equity securities, mortgages, real estate, other long-term investments, and short-term investments	2

100%

As of December 31, 2012, securities of state and municipal governments represented 10% of invested assets at fair value. Such investments are made throughout the U.S. At year-end 2012, 5% or more of the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (31%), Ohio (8%), Washington (7%), Illinois (5%), and Alabama (5%). Otherwise, there was no significant concentration within any given state.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

Corporate debt and equity investments are made in a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio at December 31, 2012, based on fair value:

Insurance	18%
Electric utilities and services	17%
Banks	8%
Oil and gas extraction	6%
Pipelines	6%
Transportation	5%
Mining	4%
Chemicals	3%
Telecommunications	3%
REITs	3%

At year-end 2012, 4% of invested assets at fair value was represented by fixed maturities rated below investment grade (BB or lower as determined by the weighted average of available ratings from rating services). Par value of these investments was $694 million, amortized cost was $585 million, and fair value was $547 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Collateral Requirements:    Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees:    At December 31, 2012, Torchmark had in place three guarantee agreements, all of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2012, Torchmark had no liability with respect to these guarantees.

Letters of Credit:    Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2015. The maximum amount of letters of credit available is $250 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2012, $198 million of letters of credit were outstanding.

Equipment leases:    Torchmark has guaranteed performance of a subsidiary as lessee under two leasing arrangements for aviation equipment. One of the leases expires in January, 2017 and the other expires in August, 2019. At December 31, 2012, total remaining undiscounted payments under the leases were approximately $7 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

As previously reported in Securities and Exchange Commission (SEC) filings on March 15, 2011, purported class action litigation was filed against American Income and Torchmark in the District Court for the Northern District of Ohio (Fitzhugh v. American Income Life Insurance Company and Torchmark Corporation, Case No. 1:11-cv-00533). The plaintiff, a formerly independently contracted American Income agent, alleged that American Income intentionally misclassified its agents as independent contractors rather than as employees in order to escape minimum wage and overtime requirements of the Fair Labor Standards Act, as well as to avoid payroll taxes, workers compensation premiums and other benefits required to be provided by employers. Monetary damages in the amount of unpaid compensation plus liquidated damages and/or prejudgment interest as well as injunctive and/or declaratory relief were sought by the plaintiff on behalf of the purported class. On November 3, 2011, the Court granted American Income’s motion to compel arbitration and dismissed the case. Plaintiffs appealed this decision. In May 2012, the parties negotiated a settlement of this matter and filed a joint motion for its approval by the Court. On December 4, 2012, the Court entered an order approving the settlement and dismissing the case with prejudice.

As previously reported in filings with the SEC, Torchmark subsidiary, United American was named as defendant in purported class action litigation filed on May 31, 2011 in Cross County Arkansas Circuit Court and subsequently removed to the United States District Court, Eastern District of Arkansas (Kennedy v. United American Insurance Company (Case No. 2:11-cv-00131-SWW). In the litigation, filed on behalf of a proposed nationwide class of owners of certain limited benefit hospital and surgical expense policies from United American, the plaintiff alleged that United American breached the policy by failing and/or refusing to pay benefits for the total number of days an insured is confined to a hospital and by limiting payment to the number of days for which there are incurred hospital room charges despite policy obligations allegedly requiring United American to pay benefits for services and supplies in addition to room charges. Claims for unjust enrichment, breach of contract, bad faith refusal to pay first party benefits, breach of the implied duty of good faith and fair dealing, bad faith, and violation of the Arkansas Deceptive Trade Practices Act were initially asserted. The plaintiff sought declaratory relief, restitution and/or monetary damages, punitive damages, costs and attorneys’ fees. In September 2011, the plaintiff dismissed all causes of action, except for the breach of contract claim. On November 14, 2011, plaintiff filed an amended complaint based upon the same facts asserting only breach of contract claims on behalf of a purported nationwide restitution/monetary relief class or, in the first alternative, a purported multiple-state restitution/monetary relief class or, in the second alternative, a purported Arkansas statewide restitution/monetary relief class. Restitution and/or monetary relief for United American’s alleged breach of contract, costs, attorney’s fees and expenses, expert fees, prejudgment interest and other relief are being sought on behalf of the plaintiff and members of the class. On December 7, 2011, United American filed a Motion to Dismiss the plaintiff’s amended complaint, which the Court subsequently denied on July 24, 2012. On September 28, 2012, plaintiff filed a second amended and supplemental complaint with the same allegations on behalf of a nationwide class or alternatively, an Arkansas statewide class limited to GSP2 policies. Plaintiff filed a third supplemental and amending class action complaint and a motion for leave to file to file an amended complaint on November 21, 2012 again with the same allegations but a different plaintiff class and alternatively, for sub-classes or a multistate class, which was opposed by United American. Plaintiff also filed a motion for class certification on November 21, 2012. On December 28, 2012, United American filed its response to plaintiffs’ motion for class certification. The parties are presently awaiting the Court’s rulings on various outstanding motions and the trial of this case has been continued until October 21, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2012. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2012:
Premium and policy charges	$718,475	$705,582	$699,860	$732,545
Net investment income	174,121	175,176	169,400	174,947
Realized investment gains(losses)	5,006	4,661	7,283	20,883
Total revenues	897,923	885,795	877,100	928,698
Policy benefits	512,647	484,807	479,119	479,109
Amortization of acquisition expenses	96,498	96,601	94,016	98,052
Pretax income from continuing operations	170,235	186,380	188,791	220,587
Income from continuing operations	118,677	128,988	130,672	150,987
Income from discontinued operations	0	0	0	0
Net income	118,677	128,988	130,672	150,987
Basic net income per common share*
Continuing operations	1.19	1.33	1.37	1.60
Discontinued operations	0.00	0.00	0.00	0.00
Total basic net income per share	1.19	1.33	1.37	1.60
Diluted net income per common share*
Continuing operations	1.17	1.32	1.36	1.58
Discontinued operations	0.00	0.00	0.00	0.00
Total diluted net income per share	1.17	1.32	1.36	1.58

2011:
Premium and policy charges	$679,901	$672,350	$650,525	$653,542
Net investment income	171,647	173,104	173,491	174,786
Realized investment gains(losses)	(22,723)	31,272	12,600	4,755
Total revenues	829,272	877,334	837,241	833,554
Policy benefits	464,127	454,694	438,774	435,681
Amortization of acquisition expenses	92,463	91,664	89,899	90,557
Pretax Income from continuing operations	147,517	209,052	190,123	177,090
Income from continuing operations	100,740	142,781	131,256	122,839
Income from discontinued operations	(599)	0	144	0
Net income	100,141	142,781	131,400	122,839
Basic net income per common share*
Continuing operations	.87	1.29	1.25	1.21
Discontinued operations	(0.01)	0.00	0.00	0.00
Total basic net income per share	.86	1.29	1.25	1.21
Diluted net income per common share*
Continuing operations	.85	1.27	1.25	1.20
Discontinued operations	(0.01)	0.00	0.00	0.00
Total diluted net income per share	.84	1.27	1.25	1.20

*	Basic and diluted net income per share by quarter may not add to per share income on a year-to-date basis due to share weighting and rounding.

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

As of the end of the fiscal year completed December 31, 2012, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the quarter ended December 31, 2012, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Management excluded from its assessment the internal control over financial reporting at Family Heritage Life Insurance Company of America, which was acquired on November 1, 2012 and whose financial statements reflect total assets and total revenue constituting 4.6% and 0.9%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2012.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2012. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark’s internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Family Heritage Life Insurance Company of America, which was acquired on November 1, 2012 and whose financial statements constitute 4.6% of total assets and 0.9% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Family Heritage Life Insurance Company of America.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of Torchmark and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2013

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Director Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics,” “Director Qualification Standards,” “Procedures for Director Nominations by Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2013 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11.    Executive Compensation

Information required by this item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “2012 Grants of Plan-based Awards”, “Outstanding Equity Awards at Fiscal Year End 2012”, “Option Exercises and Stock Vested during Fiscal Year Ended December 31, 2012”, “Pension Benefits at December 31, 2012”, “Potential Payments upon Termination or Change in Control”, “2012 Director Compensation”, “Payments to Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information As of December 31, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,332,137	$38.14	4,536,301

Equity compensation plans not approved by security holders	0	0	0

Total	7,332,137	$38.14	4,536,301

(b)	Security ownership of certain beneficial owners:

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from the sections entitled “Related Party Transaction Policy and Transactions” and “Director Independence Determinations” in the Proxy Statement, which is to be filed with the SEC.

Item 14.    Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the section entitled “Principal Accounting Firm Fees” and “Pre-approval Policy” in the Proxy Statement, which is to be filed with the SEC.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, filed with the Delaware Secretary of State on April 30, 2010 (incorporated by reference from Exhibit 3.1.2 to Form 8-K dated May 5, 2010)

3.2	Amended and Restated By-Laws of Torchmark Corporation, as amended April 20, 2012 (incorporated by reference from Exhibit 3.2 to Form 8-K dated April 24, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.5	Second Supplemental Indenture dated as of June 23, 2006 between Torchmark Corporation, J.P. Morgan Trust Company, National Association and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 23, 2006)

4.6	Third Supplemental Indenture dated as of June 30, 2009 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4 to Form 10-Q for the quarter ended June 30, 2009)

4.7	Fourth Supplemental Indenture dated as of September 24, 2012 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Indenture dated February 1, 1987 (incorporated by reference from Exhibit 4.2 to Form 8-K dated September 24, 2012)

4.8	First Supplemental Indenture dated as of September 24, 2012, between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Junior Subordinated Indenture dated November 2, 2001, (incorporated by reference from Exhibit 4.5 to Form 8-K dated September 24, 2012)

4.9	Certificate and Declaration of Trust of SAFC Statutory Trust I dated February 16, 2006

4.10	Amended and Restated Declaration of Trust of SAFC Statutory Trust I dated March 1, 2006

4.11	Indenture dated as of March 1, 2006 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 between Southwestern American Financial Corporation and Wilmington Trust Company

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

Page of this Report

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Credit Agreement dated as of December 10, 2010 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, L/C Issuer and L/C Administrator and the other lenders listed therein (incorporated by reference from Exhibit 10.01 to Form 8-K dated December 16, 2010)

10.5	First Amendment to Credit Agreement dated as of September 27, 2012, among Torchmark Corporation, as Borrower, TMK Re, Ltd, the other lenders listed on the signature pages hereof as Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 to Form 8-K dated October 1, 2012)

10.6	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

10.7	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*

10.8	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.9	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.10	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.11	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.12	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.14	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.15	The Torchmark Corporation Amended and Restated Pension Plan (incorporated by reference from Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2010)*

Page of this Report

10.16	Amendment Sixteen to the Torchmark Corporation Amended and Restated Pension Plan (as Restated Effective January 1, 2009)*

10.17	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

10.18	The Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2009)* (incorporated by reference from Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2010)

10.19	Torchmark Corporation 2008 Management Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2008)*

10.20	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.21	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

10.22	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.23	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.24	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.25	Payments to Directors*

10.26	Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.27	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.28	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.29	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus) (incorporated by reference from Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2005)*

10.30	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting) (incorporated by reference from Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2005)*

10.31	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.32	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.33	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.34	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

Page of this Report

10.35	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

10.36	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.37	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

10.38	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.39	Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.1 to Form 8-K dated May 2, 2007)*

10.40	Form of Stock Option Award Agreement under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.2 to Form 8-K dated May 2, 2007)*

10.41	Form of Restricted Stock Award (Board grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.3 to Form 8-K dated May 2, 2007)*

10.42	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.43	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.44	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.45	Amendment No. 2 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2007)*

10.46	Amendment No. 3 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2007)*

10.47	Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2007)*

10.48	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2007)*

10.49	Form of Restricted Stock Award (Compensation Committee grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2007)*

10.50	Amendment Four to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2008)*

10.51	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2008)*

Page of this Report

10.52	Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008)*

10.53	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008)*

10.54	Amendment to the Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2008)*

10.55	Amendment Five to the Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2009) (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2011)*

10.56	Amendment Six to the Torchmark Corporation Savings and Investment Plan (As Restated Effective January 1, 2009)*

10.57	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

10.58	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan

10.59	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for fiscal year ended December 31,2010)*

10.60	Form of Restricted Stock Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for fiscal year ended December 31, 2010)*

10.61	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for fiscal year ended December 31, 2010)*

10.62	Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2011)*

10.63	Form of Restricted Stock Award (Executive) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2011)*

10.64	Form of Restricted Stock Award (Special) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2011)*

10.65	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 4, 2011)*

10.66	Form of Five year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.5 to Form 8-K dated May 4, 2011)*

10.67	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated February 27, 2012)*

10.68	Second Amendment to Credit Agreement dated as of January 10, 2013 among Torchmark Corporation as Borrower, TMK Re, Ltd., the other lenders listed on the signature pages hereof as Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 14, 2013)

(11)	Statement re computation of per share earnings	118

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2013***

(21)	Subsidiaries of the registrant	118

Page of this Report

(23)	Consent of Deloitte & Touche LLP

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison

(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda

(32.1)	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda

(101)	Interactive Data File

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment which was granted June 23, 2010 effective until May 9, 2015. The non-public information was filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***	To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2012.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2012	2011	2010
Income from continuing operations	$529,324,000	$497,616,000	$504,095,000
Income (loss) from discontinued operations	0	(455,000)	(5,229,000)

Net Income	$529,324,000	$497,161,000	$498,866,000

Basic weighted average shares outstanding	96,614,199	108,278,113	122,009,228
Diluted weighted average shares outstanding	97,898,388	109,815,390	123,123,338

Basic net income per share:
Continuing operations	$5.48	$4.60	$4.13
Discontinued operations	0.00	(0.01)	(0.04)

Total basic net income per share	$5.48	$4.59	$4.09

Diluted net income per share:
Continuing operations	$5.41	$4.53	$4.09
Discontinued operations	0.00	0.00	(0.04)

Total diluted net income per share	$5.41	$4.53	$4.05

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Nebraska	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Nebraska	Liberty National Life Insurance Company
United American Insurance Company	Nebraska	United American Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 112 through 117 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2012	2011
Assets:
Investments:
Long-term investments	$31,060	$36,458
Short-term investments	1,610	58

Total investments	32,670	36,516
Cash	0	27,099
Investment in affiliates	5,780,762	4,960,492
Due from affiliates	156,995	50,977
Taxes receivable	86,391	61,616
Other assets	27,635	7,581

Total assets	$6,084,453	$5,144,281

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$319,043	$224,842
Long-term debt	1,139,253	790,571
Due to affiliates	59,358	145,556
Other liabilities	205,013	123,681

Total liabilities	1,722,667	1,284,650

Shareholders’ equity:
Preferred stock	351	351
Common stock	105,812	112,312
Additional paid-in capital	790,293	775,842
Accumulated other comprehensive income	925,275	549,916
Retained earnings	3,403,338	3,264,711
Treasury stock	(863,283)	(843,501)

Total shareholders’ equity	4,361,786	3,859,631

Total liabilities and shareholders’ equity	$6,084,453	$5,144,281

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net investment income	$22,968	$23,542	$26,031
Realized investment gains (losses)	(3,534)	508	(1,646)

Total revenue	19,434	24,050	24,385

General operating expenses	49,549	30,945	21,682
Reimbursements from affiliates	(31,184)	(19,335)	(13,375)
Interest expense	81,145	75,426	74,827

Total expenses	99,510	87,036	83,134

Operating income (loss) before income taxes and equity in earnings of affiliates	(80,076)	(62,986)	(58,749)

Income taxes	24,916	14,380	18,521

Net operating loss before equity in earnings of affiliates	(55,160)	(48,606)	(40,228)
Equity in earnings of affiliates	584,484	545,767	539,094

Net income	$529,324	$497,161	$498,866

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash provided from (used for) operations before dividends from subsidiaries	$(5,652)	$(33,042)	$(33,403)
Cash dividends from subsidiaries	436,814	769,139	370,947

Cash provided from operations	431,162	736,097	337,544

Cash provided from (used for) investing activities:
Acquisition of investments	0	0	(14,279)
Disposition of investments	3,955	11,828	33
Net decrease (increase) in short-term investments	(17,524)	62,524	106,881
Acquisition of Family Heritage	(213,747)	0	0
Investment in other subsidiaries	(205)	(25,000)	(18,722)

Cash provided from (used for) investing activities	(227,521)	49,352	73,913

Cash provided from (used for) financing activities:
Issuance of 3.8% Senior Notes	296,646	0	0
Issuance of 5.875% Junior Subordinated Debentures	120,811	0	0
Acquisition of 9 1/4% Senior Notes	0	0	(8,913)
Redemption of 7.1% Junior Subordinated Debentures	(123,711)	0	0
Net issuance (repayment) of commercial paper	245	25,967	(34,432)
Issuance of stock	181,022	162,613	37,863
Acquisitions of treasury stock	(570,165)	(972,556)	(246,006)
Net borrowings to/from subsidiaries	(69,000)	96,000	(86,800)
Excess tax benefit on stock option exercises	12,209	2,021	162
Payment of dividends	(78,797)	(72,395)	(73,331)

Cash provided from (used for) financing activities	(230,740)	(758,350)	(411,457)

Net increase (decrease) in cash	(27,099)	27,099	0
Cash balance at beginning of period	27,099	0	0

Cash balance at end of period	$0	$27,099	$0

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the subsidiaries were as follows:

	2012	2011	2010
Dividends from subsidiaries	$436,814	$769,139	$370,947

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation not involving cash	$21,605	$14,954	$11,848
Debt assumed to acquire Family Heritage	20,000	0	0

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2012	2011	2010
Interest paid	$76,833	$74,569	$75,909
Income taxes received	29,251	22,893	2,379

Note C—Preferred Stock

As of December 31, 2012, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2012:
Life insurance in force	$150,107,614	$800,905	$4,138,180	$153,444,889	2.7%

Premiums:(2)
Life insurance	$1,762,640	$7,592	$30,725	$1,785,773	1.7%
Health insurance	1,049,608	2,229	0	1,047,379	0%

Total premium	$2,812,248	$9,821	$30,725	$2,833,152	1.1%

For the Year Ended December 31, 2011:
Life insurance in force	$144,778,793	$738,935	$4,414,247	$148,454,105	3.0%

Premiums:(2)
Life insurance	$1,675,307	$4,716	$31,311	$1,701,902	1.8%
Health insurance	931,751	2,285	0	929,466	0%

Total premium	$2,607,058	$7,001	$31,311	$2,631,368	1.2%

For the Year Ended December 31, 2010:
Life insurance in force	$140,653,839	$722,577	$4,743,222	$144,674,484	3.3%

Premiums:(2)
Life insurance	$1,618,973	$4,684	$23,419	$1,637,708	1.4%
Health insurance	990,024	2,603	0	987,421	0%

Total premium	$2,608,997	$7,287	$23,419	$2,625,129	.9%

(1)	No amounts have been netted against ceded premium
(2)	Excludes policy charges of $23,310, $24,950, and $26,629 in each of the years 2012, 2011, and 2010, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORCHMARK CORPORATION

By:	/s/ GARY L. COLEMAN
Gary L. Coleman,
Co-Chief Executive Officer and Director

By:	/s/ LARRY M. HUTCHISON
Co-Chief Executive Officer and Director

By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ LLOYD W. NEWTON *
	Charles E. Adair		Lloyd W. Newton
	Director		Director

By:		By:	/s/ SAM R. PERRY *
	Marilyn A. Alexander		Sam R. Perry
	Director		Director

By:	/S/ DAVID L. BOREN *	By:
	David L. Boren		Wesley D. Propheroe
	Director		Director

By:	/s/ JANE M. BUCHAN *	By:	/s/ DARREN M. REBELEZ *
	Jane M. Buchan		Darren M. Rebelez
	Director		Director

By:	/s/ ROBERT W. INGRAM *	By:	/s/ LAMAR C. SMITH *
	Robert W. Ingram		Lamar C. Smith
	Director		Director

By:	/s/ MARK S. MCANDREW *	By:	/s/ PAUL J. ZUCCONI *
	Mark S. McAndrew		Paul J. Zucconi
	Director		Director

Date: February 27, 2013

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact