Form 10-Q
period 2013-03-31
TORCHMARK CORP
filed 2013-05-09
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐             No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 29, 2013
Common Stock, $1.00 Par Value	92,486,839

Index of Exhibits (Page 53).

Total number of pages included are 54.

TORCHMARK CORPORATION

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2013	December 31, 2012 *
Assets	(Unaudited)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2013–$12,119,833 ; 2012–$11,963,406)	$13,571,021	$13,541,193
Equity securities, at fair value (cost: 2013–$875 ; 2012–$14,875)	1,404	15,567
Policy loans	428,011	424,050
Other long-term investments	15,508	18,539
Short-term investments	176,250	94,860

Total investments	14,192,194	14,094,209

Cash	25,256	61,710
Accrued investment income	205,266	195,497
Other receivables	393,870	383,709
Deferred acquisition costs	3,229,000	3,198,431
Goodwill	441,591	441,591
Other assets	391,525	401,763

Total assets	$18,878,702	$18,776,910

Liabilities and Shareholders’ Equity

Policy Liabilities:
Future policy benefits	$10,839,599	$10,706,219
Unearned and advance premiums	80,221	76,088
Policy claims and other benefits payable	226,946	228,470
Other policyholders’ funds	93,902	93,288

Total policy liabilities	11,240,668	11,104,065
Current and deferred income taxes payable	1,603,569	1,609,828
Other liabilities	370,988	392,502
Short-term debt	368,903	319,043
Long-term debt (fair value: 2013–$1,209,775 ; 2012–$1,191,320)	989,976	989,686

Total liabilities	14,574,104	14,415,124

Shareholders’ equity:
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2013 and in 2012	0	0
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2013–105,812,123 issued, less 12,928,772 held in treasury and 2012–105,812,123 issued, less 11,576,487 held in treasury)	105,812	105,812
Additional paid-in capital	450,243	439,782
Accumulated other comprehensive income (loss)	850,030	925,275
Retained earnings	3,498,727	3,403,338
Treasury stock, at cost	(600,214)	(512,421)

Total shareholders’ equity	4,304,598	4,361,786

Total liabilities and shareholders’ equity	$18,878,702	$18,776,910

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Life premium	$470,813	$451,878
Health premium	313,871	266,444
Other premium	130	153

Total premium	784,814	718,475
Net investment income	176,839	174,121
Realized investment gains (losses)	(1,229)	5,006
Other-than-temporary impairments	(2,678)	0
Other income	470	321

Total revenue	958,216	897,923

Benefits and expenses:
Life policyholder benefits	305,141	290,688
Health policyholder benefits	236,127	211,092
Other policyholder benefits	10,735	10,867

Total policyholder benefits	552,003	512,647
Amortization of deferred acquisition costs	101,714	96,498
Commissions, premium taxes, and non-deferred acquisition costs	58,251	50,756
Other operating expense	52,308	48,116
Interest expense	20,877	19,671

Total benefits and expenses	785,153	727,688

Income before income taxes	173,063	170,235

Income taxes	(53,431)	(51,558)

Net income	$119,632	$118,677

Basic net income per share	$1.28	$1.19

Diluted net income per share	$1.27	$1.17

Dividends declared per common share	$0.17	$0.15

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$119,632	$118,677

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(129,121)	(81,631)
Less: reclassification adjustment for (gains) losses on securities included in net income	2,561	(5,050)
Less: reclassification adjustment for amortization of (discount) and premium	(1,882)	(96)
Less: foreign currency exchange adjustment on securities marked to market	5,212	(3,671)

Unrealized gains (losses) on securities	(123,230)	(90,448)
Unrealized gains (losses) on other assets	(773)	992

Total unrealized gains (losses)	(124,003)	(89,456)
Less applicable taxes	44,633	31,310

Unrealized gains (losses), net of tax	(79,370)	(58,146)
Unrealized gains (losses) on deferred acquisition costs	2,957	8,261
Less applicable taxes	(1,035)	(2,891)

Unrealized gains (losses) on deferred acquisition costs, net of tax	1,922	5,370
Foreign currency translation adjustments	(1,033)	2,878
Less applicable taxes	284	(1,007)

Foreign currency translation adjustments, net of tax	(749)	1,871
Amortization of pension costs	4,543	3,506
Less applicable taxes	(1,591)	(1,227)

Amortization of pension costs, net of tax	2,952	2,279

Other comprehensive income (loss)	(75,245)	(48,626)

Comprehensive income (loss)	$44,387	$70,051

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Cash provided from operations	$290,374	$284,047

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	46,361	55,033
Fixed maturities available for sale—matured, called, and repaid	150,541	29,441
Other long-term investments	14,119	502

Total investments sold or matured	211,021	84,976

Investments acquired:
Fixed maturities	(340,891)	(231,370)
Other long-term investments	(45)	(10)

Total investments acquired	(340,936)	(231,380)

Net increase in policy loans	(3,961)	(3,645)
Net (increase) decrease in short-term investments	(81,390)	(34,734)
Net change in payable or receivable for securities	(44,187)	11,423
Disposition of properties	200	19
Additions to properties	(855)	(479)
Investment in low-income housing interests	(7,738)	(21,595)

Cash used for investment activities	(267,846)	(195,415)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	31,396	94,439
Net borrowings (repayments) of commercial paper	49,825	42
Excess tax benefit from stock option exercises	5,892	9,273
Acquisition of treasury stock	(129,239)	(189,949)
Cash dividends paid to shareholders	(14,136)	(12,087)
Net receipts (withdrawals) from deposit product operations	(6,705)	6,415

Cash provided by (used for) financing activities	(62,967)	(91,867)

Effect of foreign currency translation on cash	3,985	(2,576)

Net increase (decrease) in cash	(36,454)	(5,811)
Cash at beginning of year	61,710	84,113

Cash at end of period	$25,256	$78,302

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2013, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2013 and 2012. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed on February 28, 2013.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows.

	For the three months ended March 31,
	2013	2012
Basic weighted average shares outstanding	93,580,778	100,068,360
Weighted average dilutive options outstanding	989,132	1,191,932

Diluted weighted average shares outstanding	94,569,910	101,260,292

Antidilutive shares *	0	66,813

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component.

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$3,765	$2,691	$85	$124
Interest cost	4,264	4,152	260	257
Expected return on assets	(4,356)	(4,120)	0	0
Prior service cost	571	516	0	0
Net actuarial (gain)/loss	4,063	2,966	0	0

Net periodic benefit cost	$8,307	$6,205	$345	$381

The following chart presents assets at fair value for the defined-benefit pension plans at March 31, 2013 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Corporate debt	$163,462	57.2	$169,817	61.2
Other fixed maturities	308	0.1	327	0.1
Equity securities	101,092	35.4	89,833	32.4
Short-term investments	5,081	1.8	2,218	0.8
Guaranteed annuity contract	13,243	4.6	13,277	4.8
Other	2,580	0.9	2,169	0.7

Total	$285,766	100.0	$277,641	100.0

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The liability for the funded defined-benefit pension plans was $356 million at March 31, 2013 and $353 million at December 31, 2012. No cash contributions were made to the qualified pension plans during the three months ended March 31, 2013. Torchmark plans to make cash contributions not to exceed $20 million during the remainder of 2013. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At March 31, 2013, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $55 million, compared with $54 million at year end 2012. This plan is unqualified and therefore the value of the insurance policies and investments are not included in the chart of plan assets above. The liability for the unqualified pension plan was $59 million at both March 31, 2013 and December 31, 2012.

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at March 31, 2013 is as follows.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Portfolio Composition as of March 31, 2013

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$454,196	$1,069	$(12,671)	$442,594	3%
States, municipalities, and political subdivisions	1,272,090	176,939	(901)	1,448,128	11
Foreign governments	32,803	911	0	33,714	0
Corporates	9,595,395	1,328,271	(69,878)	10,853,788	80
Collateralized debt obligations	65,313	0	(15,199)	50,114	1
Other asset-backed securities	40,976	3,454	(47)	44,383	0
Redeemable preferred stocks	659,060	51,932	(12,692)	698,300	5

Total fixed maturities	12,119,833	1,562,576	(111,388)	13,571,021	100%

Equity securities	875	529	0	1,404

Total fixed maturities and equity securities	$12,120,708	$1,563,105	$(111,388)	$13,572,425

*	At fair value

A schedule of fixed maturities by contractual maturity date at March 31, 2013 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$101,304	$103,655
Due from one to five years	477,405	521,045
Due from five to ten years	890,880	1,016,284
Due from ten to twenty years	2,784,520	3,221,440
Due after twenty years	7,755,523	8,609,752
Mortgage-backed and asset-backed securities	110,201	98,845

	$12,119,833	$13,571,021

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Selected information about sales of fixed maturities is as follows.

For the three months ended March 31,
	2013	2012
Proceeds from sales	$46,361	$55,033
Gross realized gains	991	5,162
Gross realized losses	(776)	(114)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis.

Fair Value Measurements at March 31, 2013 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$442,594	$0	$442,594
States, municipalities, and political subdivisions	0	1,448,128	0	1,448,128
Foreign governments	0	33,714	0	33,714
Corporates	54,100	10,515,353	284,335	10,853,788
Collateralized debt obligations	0	0	50,114	50,114
Other asset-backed securities	0	44,383	0	44,383
Redeemable preferred stocks	50,904	647,396	0	698,300

Total fixed maturities	105,004	13,131,568	334,449	13,571,021
Equity securities	665	0	739	1,404

Total fixed maturities and equity securities	$105,669	$13,131,568	$335,188	$13,572,425

Percent of total	0.8%	96.7%	2.5%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

As of March 31, 2013, fair value measurements classified as Level 3 represented 2.5% of total fixed maturities and equity securities, compared with 2.1% at December 31, 2012. The increase in Level 3 investments since December 31, 2012 was due to purchases of $62 million of private placement corporate bonds. These securities had no active market and therefore observable pricing inputs were limited.

Other-Than-Temporary Impairments:

In the three months ended March 31, 2013, Torchmark wrote down investment real estate in the amount of $2.7 million pre-tax ($1.7 million after tax) because of other-than-temporary impairment. There were no other-than-temporary impairments during the three-month period ended March 31, 2012.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at March 31, 2013. Torchmark considers these investments not to be other-than-temporarily impaired.

Analysis of Gross Unrealized Investment Losses

At March 31, 2013

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$301,179	$(12,668)	$190	$(3)	$301,369	$(12,671)
States, municipalities and political subdivisions	51,712	(901)	0	0	51,712	(901)
Corporates	1,130,320	(39,812)	267,190	(30,066)	1,397,510	(69,878)
Collateralized debt obligations	0	0	49,989	(15,199)	49,989	(15,199)
Other asset-backed securities	7,850	(47)	0	0	7,850	(47)
Redeemable preferred stocks	20,110	(449)	74,223	(12,243)	94,333	(12,692)

Total fixed maturities	1,511,171	(53,877)	391,592	(57,511)	1,902,763	(111,388)
Equity securities	0	0	0	0	0	0

Total fixed maturities and equity securities	$1,511,171	$(53,877)	$391,592	$(57,511)	$1,902,763	$(111,388)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Additional information about investments in an unrealized loss position is as follows.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of March 31, 2013	236	83	319
As of December 31, 2012	195	95	290

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,619 issues at March 31, 2013 and 1,630 issues at December 31, 2012. The weighted average quality rating of all unrealized loss positions as of March 31, 2013 was BBB+. Even though Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at March 31, 2013 and December 31, 2012, with no change to this balance during any period presented.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three months ended March 31, 2013.

Components of Accumulated Other Comprehensive Income

	Available for sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2013	$1,024,367	$(16,417)	$26,608	$(109,283)	$925,275
Other comprehensive income (loss)before reclassifications	(81,040)	1,922	(749)	0	(79,867)
Reclassifications	1,670	0	0	2,952	4,622

Other comprehensive income (loss)	(79,370)	1,922	(749)	2,952	(75,245)

Balance at March 31, 2013	$944,997	($14,495)	$25,859	($106,331)	$850,030

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three months ended March 31, 2013.

Reclassification Adjustments

Component Line Item	Amount	Affected line items in the Statement of Operations
Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$2,561	Realized investment gains (losses)
Amortization of (discount) premium	(1,882)	Net investment income

Total before tax	679
Tax	991	Income Taxes

Total after tax	1,670

Pension adjustments:
Amortization of prior service cost	571	Other operating expenses
Amortization of actuarial gain (loss)	3,972	Other operating expenses

Total before tax	4,543
Tax	(1,591)	Income Taxes

Total after tax	2,952

Total reclassifications	$4,622

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

Dispositions are sometimes required in order to maintain the Company’s investment policies and objectives. Investments are also occasionally written down as a result of other-than-temporary impairment. Torchmark does not actively trade investments. As a result, realized gains and losses from the disposition and write down of investments are generally incidental to operations and are not considered a material factor in insurance pricing or product profitability. While from time to time these realized gains and losses could be significant to net income in the period in which they occur, they generally have a limited effect on the yield of the total investment portfolio. Further, because the proceeds of the disposals are reinvested in the portfolio, the disposals have little effect on the size of the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.

Torchmark accounts for its stock options and restricted stock under current accounting guidance requiring stock options and stock grants to be expensed based on fair value at the time of grant. Management considers stock compensation expense to be an expense of the Parent Company. Therefore, stock compensation expense is treated as a corporate expense in Torchmark’s segment analysis.

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These quarterly risk-sharing adjustments are removed in the

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

segment analysis because the actual contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, Torchmark expects its benefit ratio to be in line with pricing and does not expect to receive any government risk-sharing premium. For the full year of 2012, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be essentially the same in 2013. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year.

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows.

	Three months ended
	March 31,
	2013	2012
Benefit costs deferred	$28,304	$31,614
Government risk-sharing premium adjustment	(15,624)	(11,787)

Pre-tax addition to segment interim period income	$12,680	$19,827

After tax amount	$8,242	$12,888

Torchmark has invested in various limited partnerships that provide investment returns through the provision of low-income housing tax credits and other related Federal income tax benefits to the Company. The investment returns from a portion of the interests are guaranteed by unrelated third-parties. Under GAAP, expenses associated with the amortization of the guaranteed interests are required to be reflected in income tax expense. In contrast, GAAP requires the expenses associated with the amortization of non-guaranteed interests to be reflected as a component of “Net investment income.” All of the investment returns from investing in these guaranteed and non-guaranteed limited partnerships interests are in the form of income tax benefits reflected in income tax expense. Management believes including the amortization expense associated with the non-guaranteed as well as the guaranteed interests in income tax expense provides a more appropriate matching of the expense with the related income. For this reason, amortization expense of the non-guaranteed interests is included in “Income taxes” and not “Net investment income” for segment reporting purposes.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2013
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$470,813	$298,247	$130			$15,624	(1)	$784,814
Net investment income				$183,040		(6,201	)(4)	176,839
Other income					$544	(74	)(3)	470

Total revenue	470,813	298,247	130	183,040	544	9,349		962,123
Expenses:
Policy benefits	305,141	207,823	10,735			28,304	(1)	552,003
Required interest on:
Policy reserves	(125,016)	(14,540)	(14,459)	154,015				0
Deferred acquisition costs	41,191	5,764	488	(47,443)				0
Amortization of acquisition costs	81,099	18,237	2,378					101,714
Commissions, premium taxes, and non-deferred acquisition costs	35,288	23,021	16			(74	)(3)	58,251
Insurance administrative expense (2)					43,935			43,935
Parent expense					2,120			2,120
Stock compensation expense					6,253			6,253
Interest expense				20,877				20,877

Total expenses	337,703	240,305	(842)	127,449	52,308	28,230		785,153

Subtotal	133,110	57,942	972	55,591	(51,764)	(18,881)		176,970
Nonoperating items						12,680	(1)	12,680
Amortization of low-income housing						6,201	(4)	6,201

Measure of segment profitability (pretax)	$133,110	$57,942	$972	$55,591	$(51,764)	$0		195,851

Deduct applicable income taxes								(64,209)

Segment profits after tax								131,642

Add back income taxes applicable to segment profitability	64,209
Add (deduct) realized investment gains (losses)	(3,907)
Deduct Part D adjustment (1)	(12,680)
Deduct amortization of low-income housing (4)	(6,201)

Pretax income from continuing operations per Consolidated Statement of Operations	$173,063

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2012
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$451,878	$254,657	$153			$11,787	(1)	$718,475
Net investment income				$179,648		(5,527	)(2,5)	174,121
Other income					$409	(88	)(4)	321

Total revenue	451,878	254,657	153	179,648	409	6,172		892,917
Expenses:
Policy benefits	290,688	179,478	10,867			31,614	(1)	512,647
Required interest on:
Policy reserves	(118,413)	(9,288)	(14,692)	142,393				0
Deferred acquisition costs	40,823	4,624	596	(46,043)				0
Amortization of acquisition costs	77,684	16,324	2,490					96,498
Commissions, premium taxes, and non-deferred acquisition costs	34,961	15,863	20			(88	)(4)	50,756
Insurance administrative expense (3)					40,570			40,570
Parent expense					1,921			1,921
Stock compensation expense					5,625			5,625
Interest expense				19,605		66	(2)	19,671

Total expenses	325,743	207,001	(719)	115,955	48,116	31,592		727,688

Subtotal	126,135	47,656	872	63,693	(47,707)	(25,420)		165,229
Nonoperating items						19,827	(1)	19,827
Amortization of low-income housing						5,593	(5)	5,593

Measure of segment profitability (pretax)	$126,135	$47,656	$872	$63,693	$(47,707)	$0		190,649

Deduct applicable income taxes								(62,338)

Segment profits after tax								128,311

Add back income taxes applicable to segment profitability	62,338
Add (deduct) realized investment gains (losses)	5,006
Deduct Part D adjustment (1)	(19,827)
Deduct amortization of low-income housing (5)	(5,593)

Pretax income from continuing operations per Consolidated Statement of Operations	$170,235

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities. Management views the Trust Preferreds as consolidated debt.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
Life insurance	$133,110	$126,135	$6,975	6
Health insurance	57,942	47,656	10,286	22
Annuity	972	872	100
Investment	55,591	63,693	(8,102)	(13)
Other:
Other income	544	409	135	33
Administrative expense	(43,935)	(40,570)	(3,365)	8
Corporate and adjustments	(8,373)	(7,546)	(827)	11

Pretax total	195,851	190,649	5,202	3
Applicable taxes	(64,209)	(62,338)	(1,871)	3

Total	131,642	128,311	3,331	3
Reconciling items, net of tax:
Realized gains (losses) - Investments	(3,768)	3,254	(7,022)
Part D adjustment	(8,242)	(12,888)	4,646

Net income	$119,632	$118,677	$955	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Acquisition. On November 1, 2012, Torchmark acquired Family Heritage Life Insurance Company (Family Heritage), a specialty insurer focused primarily on selling individual supplemental health insurance products through a captive agency force. The results of Family Heritage subsequent to our acquisition are included in this discussion primarily within our health insurance segment.

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

The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three-month periods ended March 31, 2013 and 2012. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2013 with the same period of 2012, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note F—Business Segments.

Highlights, comparing the first three months of 2013 with the first three months of 2012. Net income per diluted share increased 9% to $1.27 from $1.17. Included in net income in 2013 were realized investment losses of approximately $4 million after tax, or $.04 per share compared with gains of $3 million or $.03 per share in 2012. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

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

Total premium income rose 9% in 2013 to $769 million. Total net sales declined 9% to $117 million. After removing the impact of sales of Medicare Part D, which increased significantly in 2012 as a result of the addition of automatic enrollees discussed later in this report, net sales rose 5% to $109 million. Additionally, if the net sales of Family Heritage were excluded, net sales would have declined 5% to $98 million. First-year collected premium was flat at $110 million for the period. Excluding Part D, there was an increase in first year premium of 13%.

Life insurance premium income grew 4% to $471 million. Life net sales declined 4% to $85 million, as three of our four distribution units experienced single digit percentage declines in sales. First-year collected life premium rose 1% to $65 million. Life underwriting margins increased 6% to $133 million.

Health insurance premium income, excluding Medicare Part D, rose 23% or $41 million to $222 million, although the addition of Family Heritage accounted for $46 million of additional premium. Health net sales, excluding Part D, rose 57% to $24 million for the three months, primarily as a result of the inclusion of Family Heritage health sales of $11 million. First-year collected health premium, excluding Part D, rose 70% to $24 million for the period. Again, the increase resulted from the addition of Family Heritage health first-year premium of $9 million.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note F—Business Segments, policyholder premium was $77 million in 2013 compared with $74 million in 2012, an increase of 4%. As discussed under the caption Health Insurance in this report, we expect a slight decline in Part D premium in the full year 2013.

As explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $8.2 million after-tax charge to earnings in 2013 ($.09 per share) and a $12.9 million charge in 2012 ($.13 per share).

We expect our 2013 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2012 and prior years. For this reason, there should be no difference in our segment versus financial statement reporting by year end 2013, as it relates to Medicare Part D. The decline in this adjustment in 2013 resulted primarily from an increase in the amount of government risk-sharing premium recognized in 2013 due to a change in plan design.

Excess investment income per diluted share decreased 6% in 2013 to $.59 from $.63, while the dollar amount of excess investment income declined 13% to $56 million. The lower decrease in per share excess investment income in relation to the decline in dollar amount resulted from the significant number of shares purchased over the past twelve months, as discussed later in this report. Net investment income rose $3 million, or 2%. While our average investment portfolio at amortized cost grew 11%, the average effective yield on the fixed-maturity portfolio, which represented 95% of our investments at amortized cost, decreased to 6.00% in the 2013 period from 6.47% in the prior period. Excess investment income has been negatively affected by the low-interest-rate environment in financial markets during recent periods. Excess investment income declined despite the $3 million increase in net investment income, however, because of the $10 million or 11% increase in required interest on net insurance policy liabilities, as discussed under the caption Investments (excess investment income) later in this report. Financing costs also rose 6% in the period to $21 million, as a result of increased debt outstanding in the 2013 period. Please refer to the discussion under Capital Resources for more information on debt and interest expense.

In the first three months of 2013, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.31%, compared with 4.76% in the same period of 2012. Our fixed maturity portfolio yield was 5.99% as of March 31, 2013 and the portfolio had an average rating of A-. Approximately 95% of the portfolio at amortized cost was investment grade at March 31, 2013. Cash and short-term investments were $202 million at that date, compared with $157 million at December 31, 2012.

The net unrealized gain position in our fixed-maturity portfolio declined from $1.6 billion at December 31, 2012 to $1.5 billion during the first three months of 2013. The fixed-maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have only insignificant exposure to European sovereign debt consisting of $11 million in German bonds.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their August, 2012 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the three-month periods ended March 31, 2013 and 2012.

Analysis of Share Purchases

(Amounts in thousands)

	For the three months ended March 31,
	2013			2012
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	1,604	$90,008	$56.11	1,880	$89,809	$47.77
Option exercise proceeds	687	39,316	57.27	2,136	100,140	46.88

Total	2,291	$129,324	$56.46	4,016	$189,949	$47.30

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first three months of 2013 with the first three months of 2012. Life insurance is our predominant segment, representing 61% of premium income and 69% of insurance underwriting margin in the first three months of 2013. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 4% to $471 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$174,257	37	$160,505	35	$13,752	9
Direct Response	168,137	36	161,282	36	6,855	4
Liberty National Exclusive Agency	70,003	15	71,529	16	(1,526)	(2)
Other Agencies	58,416	12	58,562	13	(146)	0

Total Life Premium	$470,813	100	$451,878	100	$18,935	4

Net sales, defined earlier in this report as an indicator of new business production, declined 4% to $85 million. Three of our four distribution groups had declines in net sales over the prior year period. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$37,607	44	$38,589	44	$(982)	(3)
Direct Response	37,254	44	39,368	45	(2,114)	(5)
Liberty National Exclusive Agency	7,127	8	7,401	8	(274)	(4)
Other Agencies	2,937	4	2,770	3	167	6

Total Life Net Sales	$84,925	100	$88,128	100	$(3,203)	(4)

First-year collected life premium, defined earlier in this report, was $65 million in the 2013 period, rising 1%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$32,032	49	$30,441	47	$1,591	5
Direct Response	23,898	37	24,955	38	(1,057)	(4)
Liberty National Exclusive Agency	6,619	10	6,945	11	(326)	(5)
Other Agencies	2,637	4	2,396	4	241	10

Total	$65,186	100	$64,737	100	$449	1

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the premier market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. The life business of this agency is Torchmark’s highest margin business and is the largest contributor to life premium of any of Torchmark’s distribution systems at 37% of Torchmark’s total life premium. This group produced premium income of $174 million, an increase of 9%. This agency is also our fastest growing life insurance agency on the basis of premium growth. First-year collected premium rose 5% to $32 million. However, net sales declined 3% to $38 million. Increases in sales in our captive agencies are generally dependent on growth in the size of the agency force. The American Income agent count rose 10% to 5,612 at March 31, 2013 over the prior year (5,104). The count was also up 8% over the count at December 31, 2012 (5,176). Most of the increase in this count occurred late in the 2013 quarter. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency has also begun providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibilities.

The Direct Response Unit targets its market through a variety of direct-to-consumer marketing approaches which include direct mailings, insert media, internet, and inbound telephone calls. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Direct Response Unit’s growth has been fueled by constant innovation. In recent years, the internet and inbound call center production has grown rapidly as management has aggressively increased internet marketing activities and focused on driving traffic to the inbound call center. Direct Response focuses primarily on young and middle-income households with children. The juvenile life insurance policy is a key product. Not only is the juvenile market an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders, who are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.

Direct Response’s life premium income rose 4% to $168 million, representing 36% of Torchmark’s total life premium in 2013. Net sales of $37 million for this group declined 5% due to declines in response rates. First-year collected premium fell 4% to $24 million.

We have introduced certain new initiatives to increase response rates in this unit. These initiatives include lower premium rates and offerings of higher face amounts on the adult products.

The Liberty National Exclusive Agency markets primarily life insurance and supplemental health insurance, focusing on middle-income customers. Life premium income for this agency was $70 million in the 2013 period, a 2% decline compared with $72 million in the 2012 period. First-year collected premium declined 5% to $7 million.

Net sales for the Liberty Agency declined 4% to $7 million. Liberty had 1,375 producing agents at March 31, 2013, compared with 1,276 a year earlier, an increase of 8%. However, the agent count declined 3% since December 31, 2012, when it stood at 1,419. We have changed the cost structure of this agency to a more commission-driven model, which has increased the profitability of new sales. Margins in the Liberty Agency were $19.3 million in 2013, compared with $17.5 million in 2012, an increase of 10%, even as premium declined. As a percentage of premium they were 28% in 2013 versus 25% in 2012.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $58 million of life premium income, or 12% of Torchmark’s total in the 2013 period, but contributed only 4% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2013		2012		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$470,813	100	$451,878	100	$18,935	4
Net policy obligations	180,125	38	172,275	38	7,850	5
Commissions and acquisition expense	157,578	34	153,468	34	4,110	3

Insurance underwriting income before other income and administrative expense	$133,110	28	$126,135	28	$6,975	6

Life insurance underwriting income before insurance administrative expense was $133 million, increasing 6%. Increases in margin were due in large part to growth in premium income. As a percentage of premium, underwriting income was 28% in both periods.

Health insurance, comparing the first three months of 2013 with the first three months of 2012. Health insurance sold by Torchmark includes primarily Medicare Supplement and Medicare Part D prescription drug coverage, cancer coverage, accident coverage, and other limited-benefit supplemental health products. All health coverage plans other than Medicare Supplement and Part D are classified here as limited-benefit plans. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note F—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2013 period was $298 million, increasing 17%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note F—Business Segments, and those differences are fully discussed in that note. An analysis of the component of changes in our health premium income is as follows:

	2013	2012	% Change
Reported health premium*	$313,871	$266,444	18
Part D risk sharing adjustment	(15,624)	(11,787)	33

Premium per segment analysis*	$298,247	$254,657	17

*	Health premium in 2013 includes Family Heritage premium of $46 million, compared with $0 in 2012.

Including Part D health premium, health premium accounted for 39% of our total premium in the 2013 period, while the health underwriting margin accounted for 30% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

Total health premium income rose 17% to $298 million. However, included in the 2013 quarter was $46 million of Family Heritage health premium. Excluding Family Heritage, health premium declined from $255 million to $252 million.

The following table is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$8,009		$8,351		$(342)	(4)
Medicare Supplement	69,531		68,202		1,329	2

	77,540	35	76,553	42	987	1
Liberty National Exclusive Agency
Limited-benefit plans	39,369		42,616		(3,247)	(8)
Medicare Supplement	24,083		26,955		(2,872)	(11)

	63,452	29	69,571	39	(6,119)	(9)
Family Heritage Agency
Limited-benefit plans	46,163		0		46,163
Medicare Supplement	0		0		0

	46,163	21	0	0	46,163
American Income Exclusive Agency
Limited-benefit plans	19,823		19,706		117	1
Medicare Supplement	143		177		(34)	(19)

	19,966	9	19,883	11	83	0
Direct Response
Limited-benefit plans	89		96		(7)	(7)
Medicare Supplement	14,317		14,493		(176)	(1)

	14,406	6	14,589	8	(183)	(1)
Total Health Premium (Before Part D)
Limited-benefit plans	113,453	51	70,769	39	42,684	60
Medicare Supplement	108,074	49	109,827	61	(1,753)	(2)

Total (Before Part D)	221,527	100	180,596	100	40,931	23

Medicare Part D*	76,720		74,061		2,659	4

Total Health Premium*	$298,247		$254,657		$43,590	17

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $15.6 million in 2013 and $11.8 million in 2012 receivable from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$233		$230		$3	1
Medicare Supplement	6,402		7,607		(1,205)	(16)

	6,635	28	7,837	52	(1,202)	(15)
Liberty National Exclusive Agency
Limited-benefit plans	2,908		3,247		(339)	(10)
Medicare Supplement	112		210		(98)	(47)

	3,020	13	3,457	23	(437)	(13)
Family Heritage Agency
Limited-benefit plans	10,723		0		10,723
Medicare Supplement	0		0		0

	10,723	46	0	0	10,723
American Income Exclusive Agency
Limited-benefit plans	1,714		2,185		(471)	(22)
Medicare Supplement	0		0		0	0

	1,714	7	2,185	14	(471)	(22)
Direct Response
Limited-benefit plans	76		72		4	6
Medicare Supplement	1,439		1,512		(73)	(5)

	1,515	6	1,584	11	(69)	(4)
Total Net Sales (Before Part D)
Limited-benefit plans	15,654	66	5,734	38	9,920	173
Medicare Supplement	7,953	34	9,329	62	(1,376)	(15)

Total (Before Part D)	23,607	100	15,063	100	8,544	57

Medicare Part D*	8,803		25,076		(16,273)	(65)

Total Net Sales *	$32,410		$40,139		$(7,729)	(19)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2013		2012
	Amount	% of Total	Amount	% of Total	Amount%	%
United American Independent Agency
Limited-benefit plans	$218		$209		$9	4
Medicare Supplement	7,957		6,608		1,349	20

	8,175	34	6,817	48	1,358	20
Liberty National Exclusive Agency
Limited-benefit plans	3,197		3,338		(141)	(4)
Medicare Supplement	159		332		(173)	(52)

	3,356	14	3,670	26	(314)	(9)
Family Heritage Agency
Limited-benefit plans	9,157		0		9,157
Medicare Supplement	0		0		0

	9,157	39	0	0	9,157
American Income Exclusive Agency
Limited-benefit plans	2,214		2,482		(268)	(11)
Medicare Supplement	0		0		0	0

	2,214	9	2,482	18	(268)	(11)
Direct Response
Limited-benefit plans	132		168		(36)	(21)
Medicare Supplement	886		955		(69)	(7)

	1,018	4	1,123	8	(105)	(9)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	14,918	62	6,197	44	8,721	141
Medicare Supplement	9,002	38	7,895	56	1,107	14

Total (Before Part D)	23,920	100	14,092	100	9,828	70

Medicare Part D*	20,680		31,510		(10,830)	(34)

Total First-Year Collected Premium*	$44,600		$45,602		$(1,002)	(2)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted earlier, health premium, excluding Part D premium, rose 23% to $222 million in the 2013 period, but fell 3% if the premium of Family Heritage were removed for comparability. Medicare Supplement premium declined 2% to $108 million, while other limited-benefit health premium increased 60% to $113 million, including $46 million of Family Heritage premium. Because of the addition of Family Heritage, limited-benefit premium now provides Torchmark with the greatest amount of non-Part D health premium, representing 51% of such premium for the 2013 period, compared with only 39% a year earlier.

Health net sales, excluding Part D, increased 57% to $24 million, as a result of the inclusion of Family Heritage’s sales. Otherwise, sales would have declined 14%, as Medicare Supplement net sales decreased 15% to $8 million in the 2013 period. Limited-benefit net sales rose from $6 million to $16 million. Non-Part D health first-year collected premium rose 70% to $24 million, but excluding Family Heritage first-year collected premium, rose 5% to $15 million.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of non-Part D premium income. Premium income was $78 million, representing 35% of Torchmark’s total non-Part D health premium. Net sales were $7 million, or 28% of Torchmark’s non-Part D health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $6 million. UA Independent represents approximately 64% of all Torchmark Medicare Supplement premium and 80% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 2% and total health premium rose 1%. However, net sales of these products declined 16% in 2013.

The Family Heritage Agency was acquired in Torchmark’s acquisition of Family Heritage on November 1, 2012. This agency markets primarily limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and incorporation of Torchmark’s recruiting programs. This agency contributed $46 million in health premium income during the three-month period of 2013, representing 21% of Torchmark’s total. Annualized health premium in force at March 31, 2013 was $191 million. Net sales for this group were $11 million in the 2013 three months.

The Liberty National Exclusive Agency represented 29% of all Torchmark non-Part D health premium income at $63 million in 2013. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2013, health premium income in the Agency declined 9% from prior year premium of $70 million. Liberty’s health premium decline has been due primarily to the runoff of a block of discontinued hospital-surgical products and the declining Medicare Supplement block resulting from reduced sales of Medicare Supplement products by this agency in recent years.

Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 15% of health premium excluding Part D in the 2013 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies declined 14%, from $3.8 million in 2012 to $3.2 million in 2013.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is provided through United American. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries which is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers. These products are marketed through our Direct Response unit and to groups through our UA Independent Agency. As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 84% for the entire 2013 contract year, the same as it was for the full year 2012. We describe the differences between the segment analysis and the GAAP operating results in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2012.

Medicare Part D premium was $77 million in 2013, compared with $74 million in 2012, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 4%. Growth in premium in 2012 resulted from a new lower-cost Part D plan which qualified us to receive a large number of low-income automatic enrollees and to grow our own individual sales. However, we anticipate a slight decline in Part D premium for the full year 2013. Due to intensified price competition for the 2013 plan year, we did not qualify for as many new auto-enrollees in 2013 as we did in 2012. While we expect to maintain almost all of the low-income auto-enrollees assigned to us in 2012 for the plan year 2013, we lost some employer group cases for 2013. As such, we will have a lower average number of enrollees for 2013 than we had in 2012, thus the decline in 2013 Part D premium.

Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note F—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2013		2012
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$8,071	$(4,609)	$7,905	$(11,922)

Since the Medicare Part D plan is a government-sponsored program, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31, 2013
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$221,527	100	$76,720	100	$298,247	100
Net policy obligations	128,976	58	64,307	84	193,283	65
Commissions and acquisition expense	42,680	19	4,342	5	47,022	16

Insurance underwriting income before other income and administrative expense	$49,871	23	$8,071	11	$57,942	19

	Three months ended March 31, 2012
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$180,596	100	$74,061	100	$254,657	100
Net policy obligations	108,223	60	61,967	84	170,190	67
Commissions and acquisition expense	32,622	18	4,189	5	36,811	14

Insurance underwriting income before other income and administrative expense	$39,751	22	$7,905	11	$47,656	19

*	Health other than Medicare Part D.

Underwriting income for health insurance rose to $58 million or 22% in 2013. Family Heritage accounted for $9 million or 19% of the 22% increase. Medicare Part D underwriting income was up $166 thousand or 2%, while non-Part D health underwriting income, including Family Heritage’s added supplemental-health business, gained $10 million or 25% to $50 million in the period. As a percentage of health premium, underwriting margins were stable at 19%.

Annuities. While we do underwrite annuities, they represent an insignificant part of our business and are not expected to be important to our marketing strategy going forward.

Operating expenses, comparing the first three months of 2013 with the first three months of 2012. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2013		2012
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$20,019	2.6	$19,061	2.6
Other employee costs	8,800	1.1	7,251	1.0
Other administrative costs	15,116	1.9	14,258	2.0

Total insurance administrative expenses	43,935	5.6	40,570	5.6

Parent company expense	2,120		1,921
Stock compensation expense	6,253		5,625

Total operating expenses, per Consolidated Statements of Operations	$52,308		$48,116

Insurance administrative expenses:
Increase (decrease) over prior year	8.3%		7.5%
Total operating expenses:
Increase (decrease) over prior year	8.7%		(4.1)%

Insurance administrative expenses increased $3.4 million or 8% in 2013 when compared with the prior year period. Of the $3.4 million increase, $2.5 million was due to the addition of Family Heritage’s administration expense. As a percentage of total premium, insurance administrative expenses remained stable at 5.6%. Total operating expenses rose 9% in 2013. In 2013, employee costs increased 21%, primarily as a result of increased pension benefit costs. Stock compensation expense rose 11% to $6.3 million, primarily as a result of an increase in the market price of Torchmark stock in 2012 and 2013, which caused higher grant prices for restricted stock and options.

Investments (excess investment income), comparing the first three months of 2013 with the first three months of 2012. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note F—Business Segments in the Notes to the Consolidated Financial

Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $5.5 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
Net investment income *	$183,040	$179,648	$3,392	2
Required interest on net insurance policy liabilities	(106,572)	(96,350)	(10,222)	11
Financing costs:
Interest on funded debt	(19,512)	(18,122)	(1,390)	8
Interest on short-term debt	(1,365)	(1,483)	118	(8)

Total financing costs	(20,877)	(19,605)	(1,272)	6

Excess investment income	$55,591	$63,693	$(8,102)	(13)

Excess investment income per diluted share	$0.59	$0.63	$(0.04)	(6)

Average invested assets (at amortized cost)	$12,701,611	$11,477,696	$1,223,915	11
Average net insurance policy liabilities **	7,683,706	6,868,964	814,742	12
Average debt and preferred securities (at amortized cost)	1,359,607	1,142,196	217,411	19

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note F - Business Segments. Additionally, management views our Trust Preferred Securities as consolidated debt, as also presented in Note F. GAAP requires those debt securities to be deconsolidated.
**	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2013 period declined 13% to $56 million, resulting primarily from the ongoing effect of the low-interest rate environment. Excess investment income has been pressured in recent periods as a result of the impact of lower interest rates on net investment income coupled with the increase in required interest on net policy liabilities discussed later under this caption. However, excess investment income per share declined by the lesser rate of 6% as a result of our share purchases over the past 12 months. Net investment income rose $3 million or 2% in 2013, while average invested assets (with fixed maturities at amortized cost) rose 11% year over year. In the 2013 three months, fixed maturity yields averaged 6.00% on a tax-equivalent and effective-yield basis, compared with 6.47% a year earlier. This was primarily a result of new money being invested during the period at rates lower than the average portfolio yield. While Family Heritage added $5 million to net investment income during 2013, its lower-yielding portfolio contributed to the decline in the average fixed-maturity yield.

Another factor negatively affecting net investment income was securities called. During late 2012, we had an unusually large number of these calls. Fixed maturity securities are more likely to be called in a declining interest-rate environment, as these callable securities can usually be refinanced at lower prevailing rates. In addition to bonds with scheduled call dates, our portfolio includes bank-issued hybrid securities with provisions allowing the security to be called in the event of a change in capital treatment. Many banks chose to call their hybrid securities in 2012, and to a lesser extent in early 2013, because the Dodd-Frank Act phases out the partial equity credit historically allowed for these securities. Of our $12.1 billion fixed maturity portfolio at amortized cost as of March 31, 2013, we held $197 million book value of bank hybrid securities with a weighted average yield of 7.06% that were callable without a make-whole provision and $180 million of other fixed maturity securities with a weighted average yield of 6.67% that were callable solely at the discretion of the issuer but that had not been called at March 31, 2013. In addition, we also held $276 million book value of non-bank hybrid securities with a weighted average yield of 5.47% that become callable solely at the discretion of the issuer on various scheduled dates during the next three years. Many factors can be involved in an issuer’s decision to call a bond. Therefore, it is difficult to predict whether or not a bond will be called in the future, and, if so, when it will be called. If these bonds were to be called, there would be a reduction in future net investment income as long as the average yield on called securities exceeds prevailing new money rates. Approximately 68% of the bank hybrid securities were rated below-investment-grade. If called, both the ratio of below-investment-grade securities to our investment portfolio and statutory required capital would also decrease.

Excess investment income is reduced by the required interest on net insurance policy liabilities, because we consider these amounts to be components of the profitability of our insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. Essentially all of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products (formerly SFAS 60, now incorporated into ASC 944-20-05), which mandates that interest rate assumptions be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on premiums received in the future from policies of that issue year, and cannot be changed.

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

Required interest on net insurance policy liabilities increased $10 million or 11% to $107 million. The increase in required interest correlated with the 12% growth in average net interest-bearing insurance policy liabilities.

Financing costs rose 6% to $21 million, as a result of a $1.4 million increase in additional interest from the funded debt restructuring that occurred in late 2012. Because our $94 million 7 3/8% Notes mature in August, 2013, interest on funded debt after that date will decline . More information concerning debt can be found in the Capital Resources section of this report.

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

However, excess investment income is pressured when growth in income from the portfolio is less than that of the interest required by net policy liabilities and financing costs, such as we have experienced in recent periods. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates. We believe, however, that any decline would be relatively slow, as only 2% to 3% of fixed maturities on average are expected to run off each year over the next five years. This run off assumes the call of bank hybrids previously discussed.

In response to the lower interest rates, we have raised the premium rates for new business on major life products. The increased premium will provide additional margin on these policies to help offset the possible future reductions in excess investment income and have not had a detrimental impact on sales.

Because actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by changes in investment yields unless a loss recognition event occurs. Due to the strength of our underwriting margins and the current positive spread between the yield on our investment portfolio and the weighted-average discount rate of our in force block, we do not expect that an extended low-interest-rate environment will cause a loss recognition event for Torchmark.

Investments (acquisitions), comparing the first three months of 2013 with the first three months of 2012. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is generally invested in shorter-term fixed maturities.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown is the yield calculated to the “worst call date.” For non-callable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is lower than the yield calculated to each call date).

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2013	2012
Cost of acquisitions:
Investment-grade corporate securities	$385	$232
Other	2	0

Total fixed-maturity acquisitions	$387	$232

Effective annual yield *	4.31%	4.76%

Average life, in years to:
Next call	26.4	29.7
Maturity	26.7	29.9
Average rating	BBB+	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2013 was as follows:

Invested Assets At March 31, 2013

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$12,120	95%
Equities (at cost)	1	0
Mortgage loans	1	0
Investment real estate	0	0
Policy loans	428	4
Other long-term investments	15	0
Short-term investments	176	1

Total	$12,741	100%

Approximately 95% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up less than 4% of our investments. We also have insignificant investments in equity securities and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at March 31, 2013.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value
Corporates	$9,595	$1,328	$(70)	$10,853	79	80
Redeemable preferred stock	659	52	(13)	698	5	5
Municipals	1,272	177	(1)	1,448	11	11
Government-sponsored enterprises	354	0	(12)	342	3	3
Governments & agencies	130	1	0	131	1	1
Residential mortgage-backed*	12	1	0	13	0	0
Collateralized debt obligations	65	0	(15)	50	1	0
Other asset-backed securities	33	3	0	36	0	0

Total fixed maturities	$12,120	$1,562	$(111)	$13,571	100	100

*	Includes GNMA’s

At March 31, 2013, fixed maturities had a fair value of $13.6 billion, compared with $13.5 billion at December 31, 2012. The net unrealized gain position in the fixed-maturity portfolio declined from a net gain of $1.6 billion at December 31, 2012 to a net gain of $1.5 billion at March 31, 2013. While our March 31, 2013 net unrealized gain of $1.5 billion consisted of gross unrealized gains of $1.6 billion offset by $111 million of gross unrealized losses, our December, 2012 net unrealized gain consisted of a gross unrealized gain of $1.7 billion and gross unrealized loss of $89 million.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at March 31, 2013.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Financial - Life/Health/PC Insurance	$1,851	$240	$(16)	$2,075	15%	15%
Financial - Bank	746	77	(15)	808	6	6
Financial - Other	560	78	(1)	637	5	5

Subtotal Financial	3,157	395	(32)	3,520	26	26

Utilities	2,134	325	(8)	2,451	18	18
Energy	1,324	198	(6)	1,516	11	11
Government (US, municipal, and foreign)	1,756	178	(14)	1,920	14	15
Basic Materials	821	106	(2)	925	7	7
Consumer, Non-cyclical	719	108	(5)	822	6	6
Other Industrials	727	72	(11)	788	6	6
Communications	504	73	(11)	566	4	4
Transportation	513	63	(5)	571	4	4
Consumer, Cyclical	388	43	(2)	429	3	3
Collateralized debt obligations	65	0	(15)	50	1	0
Mortgage-backed Securities	12	1	0	13	0	0

Total fixed maturities	$12,120	$1,562	$(111)	$13,571	100%	100%

At March 31, 2013, approximately 44% of the fixed-maturity assets at amortized cost and fair value were in the financial and utility sectors. The balance of the portfolio is spread among 415 issuers in a wide variety of sectors. The financial sector had a net unrealized gain of $363 million at March 31, 2013, compared with a gain of $339 million at December 31, 2012. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at March 31, 2013 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$824	7	$856	6
AA	1,276	11	1,457	11
A	3,285	27	3,820	28
BBB+	2,700	22	3,035	22
BBB	2,538	21	2,843	21
BBB-	924	7	1,019	8

Investment grade	11,547	95	13,030	96

Below investment grade:
BB	316	3	327	2
B	131	1	111	1
Below B	126	1	103	1

Below investment grade	573	5	541	4

	$12,120	100	$13,571	100

Of the $12.1 billion of fixed maturities at March 31, 2013, $11.5 billion or 95% at amortized cost were investment grade with an average rating of A-. Below-investment-grade bonds were $573 million with an average rating of B+ and were 5% of fixed maturities, the same as at the end of 2012. Below-investment-grade bonds at amortized cost were 17% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of March 31, 2013. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2012.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first three months of 2013 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2012	$585
Downgrades by rating agencies	0
Upgrades by rating agencies	(12)
Disposals	0
Amortization and other	0

Balance as of March 31, 2013	$573

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities or securities backed by sub-prime or Alt-A mortgages. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposure to European Sovereign debt consisting of $11 million in German bonds.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2013	At December 31, 2012	At March 31, 2012
Average annual effective yield (1)	5.99%	6.04%	6.46%
Average life, in years, to:
Next call (2)	18.2	18.3	17.3
Maturity (2)	22.1	22.3	22.1
Effective duration to:
Next call (2), (3)	10.8	10.8	9.8
Maturity (2), (3)	12.2	12.3	11.6

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first three months of 2013 with the first three months of 2012. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2013		2012
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(3,385)	$(0.04)	$3,281	$0.03
Investments called or tendered	492	0.01	2	0.00
Real estate writedown*	(1,741)	(0.02)	0	0.00
Other	866	0.01	(29)	0.00

Total	$(3,768)	$(0.04)	$3,254	$0.03

*	Written down due to other-than-temporary impairment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first three months of 2013, the Parent Company received $95 million of dividends from subsidiaries. This compared with $92 million in 2012, including certain transfers. For the full year 2013, dividends from the life insurance subsidiaries are expected to total approximately $457 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At March 31, 2013, the Parent Company had $123 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. We have a credit facility in place with a group of lenders which allows for unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates January 7, 2015. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at March 31, 2013.

Included in short-term debt is the commercial paper outstanding, noted above, as well as the current maturity of long-term debt. At March 31, 2013, we had $94 million par value and carrying value of our 7  3/8% Notes due in August, 2013 classified as short-term debt. The following table presents certain information about our commercial paper borrowings.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	At March 31, 2013	At December 31, 2012	At March 31, 2012
Balance at end of period (par value)	$275.0	$225.2	$225.0
Annualized interest rate	.36%	.36%	.53%
Letters of credit outstanding	$198.0	$198.0	$198.0
Remaining amount available under credit line	$127.0	$176.8	$177.0

	For the three months ended
	March 31, 2013	March 31, 2012
Average balance outstanding during period (par value)	$275.8	$227.8
Daily-weighted average interest rate*	.33%	.49%
Maximum daily amount outstanding during period (par value)	$312.0	$253.0

*Annualized

Our balance of commercial paper outstanding at March 31, 2013 was $275 million, up approximately $50 million from balances at the previous year end and a year ago. We have had no difficulties in accessing the commercial paper market under this facility during the three-month periods ended March 31, 2013 and 2012.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $290 million in the first three months of 2013, compared with $284 million in the same period of 2012. In addition to cash inflows from operations, our companies have received $116 million in investment calls and tenders and $34 million in scheduled maturities or repayments during the 2013 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $202 million at March 31, 2013, compared with $157 million at December 31, 2012 and $134 million at the end of March, 2012. In addition to these liquid assets, the entire $13.6 billion (fair value at March 31, 2013) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of Company Action Level required regulatory capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of the insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and is in line with rating agency expectations for Torchmark. As of December 31, 2012, our insurance subsidiaries had a consolidated RBC ratio of 347%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 325%.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above and the current maturity of long-term debt issues), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $990 million at March 31, 2013, the same as it was at December 31, 2012. An analysis of long-term debt issues outstanding is as follows at March 31, 2013.

Long Term Debt at March 31, 2013

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Senior Notes	2016	6.375%		$250.0	$248.4	$283.4
Senior Notes	2019	9.250		292.7	290.1	396.5
Senior Notes (1)	2022	3.800		150.0	147.2	154.8
Notes	2023	7.875		165.6	163.5	223.1
Junior Subordinated Debentures	2052	5.875		125.0	120.8	132.0
Junior Subordinated Debentures (2)	2036	3.580	(3)	20.0	20.0	20.0

Total long-term debt				$1,003.3	$990.0	$1,209.8

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)	Assumed upon November 1, 2012 acquisition of Family Heritage.
(3)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.

In addition to the long-term fund debt issues listed above, we have outstanding $94 million principal amount of our 7 3/8% Notes due in August, 2013. These notes have been reclassified as short-term debt because they mature within one year.

During the third quarter of 2012, we issued $300 million principal amount of our 3.8% Senior Notes and $125 million of our 5 7/8% Junior Subordinated Debentures. As a part of the offering of the 3.8% Senior Notes, $150 million principal amount were purchased by our insurance subsidiaries and were eliminated in consolidation. Proceeds from the Senior Notes provided a portion of the funding for the Family Heritage purchase in November, 2012. In the fourth quarter of 2012, we used the proceeds from the Junior Subordinated Debentures to call and redeem our 7.1% Trust Originated Preferred Securities in the principal amount of $120 million. Additionally, in the fourth quarter of 2012, we assumed $20 million principal amount of floating-rate Junior Subordinated Debentures as part of the acquisition price of Family Heritage. Interest is computed as the three-month LIBOR plus 330 basis points. These debt transactions in 2012 resulted in approximately $1.3 million in increased interest cost in the first quarter of 2013.

Shareholders’ equity was $4.3 billion at March 31, 2013. This compares with $4.4 billion at December, 31, 2012 and $3.8 billion at March 31, 2012. During the twelve months since March 31, 2012, shareholders’ equity was decreased by $510 million because of share purchases. However, shareholders’ equity has also been increased by unrealized gains of $377 million after tax in the fixed-maturity portfolio, as interest rates and corporate spreads have declined over this period of time. Net income added $530 million over the same twelve-month period.

As previously noted under the caption Highlights in this report, we acquired 1.6 million of our outstanding common shares under our share repurchase program during the first three months of 2013. These shares were acquired at a cost of $90 million (average of $56.11 per share), compared with purchases of 1.9 million shares at a cost of $90 million in the first three months of 2012.

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

Selected Financial Data

	At March 31, 2013		At December 31, 2012		At March 31, 2012
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities (millions)	$13,571	$1,451	$13,541	$1,578	$11,955	$873
Deferred acquisition costs (millions)	3,229	(22)	3,198	(25)	2,951	(24)
Total assets (millions)	18,879	1,429	18,777	1,553	16,734	849
Short-term debt (millions)	369	0	319	0	225	0
Long-term debt (millions)	990	0	990	0	915	0
Shareholders’ equity (millions)	4,305	929	4,362	1,009	3,834	552

Book value per diluted share	45.88	9.90	45.85	10.61	38.19	5.49
Debt to capitalization (2)	24.0%	(4.7)%	23.1%	(5.0)%	22.9%	(2.9)%

Diluted shares outstanding (thousands)	93,822		95,138		100,387
Actual shares outstanding (thousands)	92,883		94,236		99,325

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
(2)	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 9.3 times in the 2013 three months, compared with 9.7 times in the 2012 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended March 31, 2013.

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

As of the end of the fiscal quarter completed March 31, 2013, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2013, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously reported in filings with the SEC, Torchmark subsidiary, United American was named as defendant in purported class action litigation filed on May 31, 2011 in Cross County Arkansas Circuit Court and subsequently removed to the United States District Court, Eastern District of Arkansas (Kennedy v. United American Insurance Company (Case No. 2:11-cv-00131-SWW). In the litigation, filed on behalf of a proposed nationwide class of owners of certain limited benefit hospital and surgical expense policies from United American, the plaintiff alleged that United American breached the policy by failing and/or refusing to pay benefits for the total number of days an insured is confined to a hospital and by limiting payment to the number of days for which there are incurred hospital room charges despite policy obligations allegedly requiring United American to pay benefits for services and supplies in addition to room charges. Claims for unjust enrichment, breach of contract, bad faith refusal to pay first party benefits, breach of the implied duty of good faith and fair dealing, bad faith, and violation of the Arkansas Deceptive Trade Practices Act were initially asserted. The plaintiff sought declaratory relief, restitution and/or monetary damages, punitive damages, costs and attorneys’ fees. In September 2011, the plaintiff dismissed all causes of action, except for the breach of contract claim. On November 14, 2011, plaintiff filed an amended complaint based upon the same facts asserting only breach of contract claims on behalf of a purported nationwide restitution/monetary relief class or, in the first alternative, a purported multiple- state restitution/monetary relief class or, in the second alternative, a purported Arkansas statewide restitution/monetary relief class. Restitution and/or monetary relief for United American’s alleged breach of contract, costs, attorney’s fees and expenses, expert fees, prejudgment interest and other relief were being sought on behalf of the plaintiff and members of the class. On December 7, 2011, United American filed a Motion to Dismiss the plaintiff’s amended complaint, which the Court subsequently denied on July 24, 2012. On September 28, 2012, plaintiff filed a second amended and supplemental complaint with the same allegations on behalf of a nationwide class or alternatively, an Arkansas statewide class limited to GSP2 policies. Plaintiff filed a third supplemental and amending class action complaint and a motion for leave to file to file an amended complaint on November 21, 2012 again with the same allegations but a different plaintiff class and alternatively, for sub-classes or a multistate class, which was opposed by United American. Plaintiff also filed a motion for class certification on November 21, 2012. On December 28, 2012,

United American filed its response to plaintiffs’ motion for class certification. On April 3, 2013, the Court denied plaintiff’s motion for class certification and plaintiff’s motion for leave to file a third amended complaint. The trial of this case has been continued until October 21, 2013.

Torchmark and its subsidiary, United American were named as defendants in purported class action litigation filed November 27, 2012 in U. S. District Court for the Southern District of California (Friedman, et al. v. Torchmark Corporation, et al., Case No. 12CV2837 IEGBGS). In the litigation, filed on behalf of a nationwide class of persons who had, within four years of the filing of the complaint, received any sales or solicitation telephone calls from Torchmark and United American to telephone numbers registered with the National Do Not Call Registry and who had not maintained a business relationship with the defendants within eighteen months of receiving defendants’ calls, plaintiff asserted violations of the Telephone Consumer Protection Act (47 U.S.C. 27 et seq.) by virtue of pre-recorded calls inviting the plaintiff to contact United American to attend a “recruiting webinar”. Monetary damages for each separate violation of TCPA were sought. On January 3, 2013, motions to dismiss were filed on behalf of Torchmark (not objected to by plaintiff) and United American (objected to by plaintiff). The Court granted Torchmark’s motion to dismiss on February 20, 2013 and United American’s motion to dismiss on April 16, 2013, with leave to the plaintiff to file an amended complaint against Untied American by May 7, 2013.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	381,000	$53.55	381,000
February 1-28, 2013	1,014,540	55.88	1,014,540
March 1-31, 2013	895,000	58.36	895,000

At its August 1, 2012 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended March 31, 2013

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 9, 2013	/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chief Executive Officer

Date: May 9, 2013	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chief Executive Officer

Date: May 9, 2013	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer