Form 10-Q
period 2013-06-30
TORCHMARK CORP
filed 2013-08-08
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐             No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 26, 2013
Common Stock, $1.00 Par Value	91,583,266

Index of Exhibits (Page 57).

Total number of pages included are 58.

TORCHMARK CORPORATION

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2013	December 31, 2012 *
Assets	(Unaudited)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2013–$12,210,939 ; 2012–$11,963,406)	$12,862,567	$13,541,193
Equity securities, at fair value (cost: 2013–$875 ; 2012–$14,875)	1,587	15,567
Policy loans	433,331	424,050
Other long-term investments	15,311	18,539
Short-term investments	103,012	94,860

Total investments	13,415,808	14,094,209

Cash	44,937	61,710
Accrued investment income	196,521	195,497
Other receivables	388,745	383,709
Deferred acquisition costs	3,262,943	3,198,431
Goodwill	441,591	441,591
Other assets	390,728	401,763

Total assets	$18,141,273	$18,776,910

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$10,967,788	$10,706,219
Unearned and advance premiums	79,333	76,088
Policy claims and other benefits payable	228,545	228,470
Other policyholders’ funds	94,269	93,288

Total policy liabilities	11,369,935	11,104,065
Current and deferred income taxes payable	1,300,023	1,609,828
Other liabilities	309,849	392,502
Short-term debt	348,910	319,043
Long-term debt (fair value: 2013–$1,156,108 ; 2012–$1,191,320)	990,270	989,686

Total liabilities	14,318,987	14,415,124

Shareholders’ equity:
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2012 and in 2011	0	0
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2013–105,812,123 issued, less 14,218,532 held in treasury and 2012–105,812,123 issued, less 11,576,487 held in treasury)	105,812	105,812
Additional paid-in capital	460,235	439,782
Accumulated other comprehensive income (loss)	333,900	925,275
Retained earnings	3,613,315	3,403,338
Treasury stock, at cost	(690,976)	(512,421)

Total shareholders’ equity	3,822,286	4,361,786

Total liabilities and shareholders’ equity	$18,141,273	$18,776,910

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Life premium	$475,110	$450,950	$945,923	$902,828
Health premium	290,584	254,506	604,455	520,950
Other premium	157	126	287	279

Total premium	765,851	705,582	1,550,665	1,424,057
Net investment income	177,964	175,176	354,803	349,297
Realized investment gains (losses)	5,913	4,661	4,684	9,667
Other-than-temporary impairments	0	0	(2,678)	0
Other income	611	376	1,081	697

Total revenue	950,339	885,795	1,908,555	1,783,718

Benefits and expenses:
Life policyholder benefits	310,849	292,784	615,990	583,472
Health policyholder benefits	202,861	181,037	438,988	392,129
Other policyholder benefits	10,789	10,986	21,524	21,853

Total policyholder benefits	524,499	484,807	1,076,502	997,454
Amortization of deferred acquisition costs	102,488	96,601	204,202	193,099
Commissions, premium taxes, and non-deferred acquisition costs	54,448	50,600	112,699	101,356
Other operating expense	55,292	47,758	107,600	95,874
Interest expense	20,828	19,649	41,705	39,320

Total benefits and expenses	757,555	699,415	1,542,708	1,427,103

Income before income taxes	192,784	186,380	365,847	356,615

Income taxes	(58,883)	(57,392)	(112,314)	(108,950)

Net income	$133,901	$128,988	$253,533	$247,665

Basic net income per share	$1.45	$1.33	$2.73	$2.51

Diluted net income per share	$1.44	$1.32	$2.70	$2.48

Dividends declared per common share	$0.17	$0.15	$0.34	$0.30

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$133,901	$128,988	$253,533	$247,665

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(796,807)	360,468	(925,928)	278,837
Less: reclassification adjustment for (gains) losses on securities included in net income	(5,912)	(4,659)	(3,351)	(9,709)
Less: reclassification adjustment for amortization of (discount) and premium	(1,579)	(28)	(3,461)	(124)
Less: foreign exchange adjustment on securities marked to market	4,921	4,068	10,133	397

Unrealized gains (losses) on securities	(799,377)	359,849	(922,607)	269,401
Unrealized gains (losses) on other assets	(2,096)	22	(2,869)	1,014

Total unrealized gains (losses)	(801,473)	359,871	(925,476)	270,415
Less applicable taxes	280,479	(125,956)	325,112	(94,646)

Unrealized gains (losses), net of tax	(520,994)	233,915	(600,364)	175,769
Unrealized gains (losses) attributable to deferred acquisition costs	7,606	(1,690)	10,563	6,571
Less applicable taxes	(2,662)	591	(3,697)	(2,300)

Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	4,944	(1,099)	6,866	4,271
Foreign exchange translation adjustments	(4,803)	(2,966)	(5,836)	(88)
Less applicable taxes	1,726	896	2,010	(111)

Foreign exchange translation adjustments, net of tax	(3,077)	(2,070)	(3,826)	(199)
Amortization of pension costs	4,608	3,603	9,151	7,109
Less applicable taxes	(1,611)	(1,260)	(3,202)	(2,487)

Amortization of pension costs, net of tax	2,997	2,343	5,949	4,622

Other comprehensive income (loss)	(516,130)	233,089	(591,375)	184,463

Comprehensive income (loss)	$(382,229)	$362,077	$(337,842)	$432,128

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Cash provided from operations	$492,481	$447,131

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	75,096	131,027
Fixed maturities available for sale—matured, called, and repaid	369,962	155,637
Equities and other long-term investments	14,266	631

Total investments sold or matured	459,324	287,295

Investments acquired:
Fixed maturities	(691,955)	(429,747)
Other long-term investments	(550)	(1,077)

Total investments acquired	(692,505)	(430,824)

Net increase in policy loans	(9,281)	(9,887)
Net (increase) decrease in short-term investments	(8,152)	(88,297)
Net change in payable or receivable for securities	(43,991)	36,812
Disposition of properties	247	57
Additions to properties	(2,247)	(2,681)
Investment in low-income housing interests	(19,990)	(48,359)

Cash used for investment activities	(316,595)	(255,884)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	53,383	103,275
Net borrowings (repayments) of commercial paper	29,797	94,987
Excess tax benefit from stock option exercises	9,758	10,254
Acquisition of treasury stock	(246,264)	(389,643)
Cash dividends paid to shareholders	(29,916)	(26,985)
Net receipts (withdrawals) from deposit product operations	(13,541)	5,091

Cash provided by (used for) financing activities	(196,783)	(203,021)

Effect of foreign exchange rate changes on cash	4,124	(1,673)

Net increase (decrease) in cash	(16,773)	(13,447)
Cash at beginning of year	61,710	84,113

Cash at end of period	$44,937	$70,666

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2013, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2013 and 2012. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed on February 28, 2013.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	92,195,368	96,896,301	92,884,245	98,482,330
Weighted average dilutive options outstanding	1,101,901	929,700	1,159,533	1,200,550

Diluted weighted average shares outstanding	93,297,269	97,826,001	94,043,778	99,682,880

Antidilutive shares*	12,692	160,000	6,381	113,407

*Antidilutive shares are excluded from the calculation of diluted earnings per share.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component.

Components of Post-Retirement Benefit Costs

	Three Months ended June 30,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$3,727	$2,690	$117	$120
Interest cost	4,259	4,145	257	256
Expected return on assets	(4,359)	(4,117)	0	0
Prior service cost	567	515	0	0
Net actuarial (gain)/loss	4,061	2,992	75	0

Net periodic benefit cost	$8,255	$6,225	$449	$376

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$7,492	$5,381	$202	$244
Interest cost	8,523	8,297	517	513
Expected return on assets	(8,715)	(8,237)	0	0
Prior service cost	1,138	1,031	0	0
Net actuarial (gain)/loss	8,124	5,958	75	0

Net periodic benefit cost	$16,562	$12,430	$794	$757

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for the defined-benefit pension plans at June 30, 2013 and the prior-year end.

Pension Assets by Component

(Dollar amounts in thousands)

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Corporate debt	$152,720	55.1	$169,817	61.2
Other fixed maturities	283	0.1	327	0.1
Equity securities	102,557	37.0	89,833	32.4
Short-term investments	6,726	2.4	2,218	0.8
Guaranteed annuity contract	13,208	4.8	13,277	4.8
Other	1,794	0.6	2,169	0.7

Total	$277,288	100.0	$277,641	100.0

The liability for the funded defined-benefit pension plans was $358 million at June 30, 2013 and $353 million at December 31, 2012. No cash contributions were made to the qualified pension plans during the six months ended June 30, 2013. Torchmark plans to make cash contributions not to exceed $20 million during the remainder of 2013. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At June 30, 2013, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $60 million, compared with $54 million at year end 2012. This plan is unqualified. Therefore, the value of the insurance policies and investments are recorded as other assets in the Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the unqualified pension plan was $60 million at June 30, 2013 and $59 million at December 31, 2012.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at June 30, 2013 is as follows.

Portfolio Composition as of June 30, 2013

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$446,825	$481	$(42,735)	$404,571	3%
States, municipalities, and political subdivisions	1,272,586	113,140	(6,505)	1,379,221	11
Foreign governments	32,123	588	(76)	32,635	0
Corporates	9,786,976	820,146	(242,876)	10,364,246	81
Collateralized debt obligations	66,822	0	(14,605)	52,217	0
Other asset-backed securities	37,108	2,741	(145)	39,704	0
Redeemable preferred stocks	568,499	36,160	(14,686)	589,973	5

Total fixed maturities	12,210,939	973,256	(321,628)	12,862,567	100%

Equity securities	875	712	0	1,587

Total fixed maturities and equity securities	$12,211,814	$973,968	$(321,628)	$12,864,154

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at June 30, 2013 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$106,388	$108,421
Due from one to five years	502,441	546,550
Due from five to ten years	881,514	953,025
Due from ten to twenty years	2,849,127	3,123,815
Due after twenty years	7,763,876	8,034,791
Mortgage-backed and asset-backed securities	107,593	95,965

	$12,210,939	$12,862,567

Selected information about sales of fixed maturities is as follows.

For the six months ended June 30,
	2013	2012
Proceeds from sales	$75,096	$133,079
Gross realized gains	4,302	8,862
Gross realized losses	(776)	(240)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis.

Fair Value Measurements at June 30, 2013 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$404,571	$0	$404,571
States, municipalities, and political subdivisions	230	1,378,991	0	1,379,221
Foreign governments	0	32,635	0	32,635
Corporates	25,392	10,183,680	155,174	10,364,246
Collateralized debt obligations	0	0	52,217	52,217
Other asset-backed securities	0	39,704	0	39,704
Redeemable preferred stocks	23,106	566,867	0	589,973

Total fixed maturities	48,728	12,606,448	207,391	12,862,567
Equity securities	811	0	776	1,587

Total fixed maturities and equity securities	$49,539	$12,606,448	$208,167	$12,864,154

Percent of total	0.4%	98.0%	1.6%	100.0%

As of June 30, 2013, fair value measurements classified as Level 3 represented 1.6% of total fixed maturities and equity securities, compared with 2.1% at December 31, 2012. The decrease in Level 3 investments since December 31, 2012 was due primarily to the reclassification of $82 million private placement corporate bonds as Level 2. The private placement corporate bonds were reclassified to Level 2 due to the availability of values for these securities from independent sources that were closely correlated with values obtained from third-parties and indicated the use of observable inputs in valuation models.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:

During the six months ended June 30, 2013, Torchmark wrote down investment real estate in the amount of $2.7 million pre-tax ($1.7 million after tax) because of other-than-temporary impairment. There were no other-than-temporary impairments during the six-month period ended June 30, 2012.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at June 30, 2013. Torchmark considers these investments not to be other-than-temporarily impaired.

Analysis of Gross Unrealized Investment Losses

At June 30, 2013

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$386,314	$(42,733)	$142	$(2)	$386,456	$(42,735)
States, municipalities and political subdivisions	115,983	(6,505)	0	0	115,983	(6,505)
Foreign governments	10,990	(76)	0	0	10,990	(76)
Corporates	2,522,092	(210,522)	208,888	(32,354)	2,730,980	(242,876)
Collateralized debt obligations	0	0	52,092	(14,605)	52,092	(14,605)
Other asset-backed securities	6,921	(79)	4,854	(66)	11,775	(145)
Redeemable preferred stocks	99,902	(3,083)	72,837	(11,603)	172,739	(14,686)

Total fixed maturities	3,142,202	(262,998)	338,813	(58,630)	3,481,015	(321,628)
Equity securities	0	0	0	0	0	0

Total fixed maturities and equity securities	$3,142,202	$(262,998)	$338,813	$(58,630)	$3,481,015	$(321,628)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Additional information about investments in an unrealized loss position is as follows.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of June 30, 2013	447	68	515
As of December 31, 2012	195	95	290

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,628 issues at June 30, 2013 and 1,630 issues at December 31, 2012. The weighted average quality rating of all unrealized loss positions as of June 30, 2013 was BBB+. Even though Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

Torchmark’s balances related to bifurcated credit loss positions included in accumulated other comprehensive income were $22 million at June 30, 2013 and December 31, 2012, with no change to this balance during the period.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three months and six months ended June 30, 2013.

Components of Accumulated Other Comprehensive Income

	For the three months ended June 30, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2013	$944,997	$(14,495)	$25,859	$(106,331)	$850,030
Other comprehensive income (loss) before reclassifications	(516,091)	4,944	(3,077)	0	(514,224)
Reclassifications	(4,903)	0	0	2,997	(1,906)

Other comprehensive income (loss)	(520,994)	4,944	(3,077)	2,997	(516,130)

Balance at June 30, 2013	$424,003	$(9,551)	$22,782	$(103,334)	$333,900

	For the six months ended June 30, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2013	$1,024,367	$(16,417)	$26,608	$(109,283)	$925,275
Other comprehensive income (loss) before reclassifications	(597,131)	6,866	(3,826)	0	(594,091)
Reclassifications	(3,233)	0	0	5,949	2,716

Other comprehensive income (loss)	(600,364)	6,866	(3,826)	5,949	(591,375)

Balance at June 30, 2013	$424,003	$(9,551)	$22,782	$(103,334)	$333,900

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three months and six months ended June 30, 2013.

Reclassification Adjustments

Component Line Item	Three months ended June 30, 2013	Six months ended June 30, 2013	Affected line items in the Statement of Operations
Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$(5,912)	$(3,351)	Realized investment gains (losses)
Amortization of (discount) premium	(1,579)	(3,461)	Net investment income

Total before tax	(7,491)	(6,812)
Tax	2,588	3,579	Income Taxes

Total after tax	(4,903)	(3,233)

Pension adjustments:
Amortization of prior service cost	$567	$1,138	Other operating expenses
Amortization of actuarial gain (loss)	4,041	8,013	Other operating expenses

Total before tax	4,608	9,151
Tax	(1,611)	(3,202)	Income Taxes

Total after tax	2,997	5,949

Total reclassifications (after tax)	$(1,906)	$2,716

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

As noted, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess current

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally as a result of credit concerns, calls by issuers, or other factors usually beyond the control of management.

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year,

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These quarterly risk-sharing adjustments are removed in the segment analysis because the actual contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, Torchmark expects its benefit ratio to be in line with pricing and does not expect to receive any government risk-sharing premium. For the full year of 2012, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be essentially the same in 2013. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year.

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows.

	Six months ended
	June 30,
	2013	2012
Benefit costs deferred	$29,945	$32,640
Government risk-sharing premium adjustment	(14,895)	(11,274)

Pre-tax addition to segment interim period income	$15,050	$21,366

After tax amount	$9,782	$13,888

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

During the second quarter of 2013, Torchmark incurred two non-operating charges: (1) a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax) and (2) a legal settlement related to a non-insurance matter in the amount of $500 thousand ($325 thousand after tax). The assessment related to Torchmark’s share of state guaranty fund assessments resulting from events in years prior to 2012. While these items are included in “Other operating expense” in the 2013 Consolidated Statement of Operations, the Company removes items related to prior years and non-operating items such as these from its segment analysis because management does not view such expenses as part of its core insurance operating results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

	For the six months ended June 30, 2013
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$945,923	$589,560	$287			$14,895	(1)	$1,550,665
Net investment income				$367,204		(12,401	)(4)	354,803
Other income					$1,227	(146	)(3)	1,081

Total revenue	945,923	589,560	287	367,204	1,227	2,348		1,906,549
Expenses:
Policy benefits	615,990	409,043	21,524			29,945	(1)	1,076,502
Required interest on:
Policy reserves	(251,356)	(29,372)	(29,105)	309,833				0
Deferred acquisition costs	82,340	11,504	959	(94,803)				0
Amortization of acquisition costs	162,534	36,785	4,883					204,202
Commissions, premium taxes, and non-deferred acquisition costs	67,575	45,240	30			(146	)(3)	112,699
Insurance administrative expense (2)					88,062	1,155	(5)	89,217
Parent expense					4,927	500	(6)	5,427
Stock compensation expense					12,956			12,956
Interest expense				41,705				41,705

Total expenses	677,083	473,200	(1,709)	256,735	105,945	31,454		1,542,708

Subtotal	268,840	116,360	1,996	110,469	(104,718)	(29,106)		363,841
Nonoperating items						16,705	(1,5,6)	16,705
Amortization of low-income housing						12,401	(4)	12,401

Measure of segment profitability (pretax)	$268,840	$116,360	$1,996	$110,469	$(104,718)	$0		392,947

Deduct applicable income taxes								(128,632)

Segment profits after tax								264,315
Add back income taxes applicable to segment profitability								128,632
Add (deduct) realized investment gains (losses)								2,006
Deduct Part D adjustment (1)								(15,050)
Deduct amortization of low-income housing (4)								(12,401)
Deduct Guaranty Fund Assessment (5)								(1,155)
Deduct legal settlement expense (6)								(500)

Pretax income from continuing operations per Consolidated Statement of Operations								$365,847

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(5)	Guaranty Fund Assessment.
(6)	Legal settlement expense.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Life insurance	$268,840	$250,295	$18,545	7
Health insurance	116,360	96,214	20,146	21
Annuity	1,996	1,772	224
Investment	110,469	126,206	(15,737)	(12)
Other and corporate:
Other income	1,227	865	362	42
Administrative expense	(88,062)	(80,427)	(7,635)	9
Corporate	(17,883)	(15,447)	(2,436)	16

Pretax total	392,947	379,478	13,469	4
Applicable taxes	(128,632)	(124,209)	(4,423)	4

Total	264,315	255,269	9,046	4
Reconciling items, net of tax:
Realized gains (losses) - Investments	76	6,284	(6,208)
Part D adjustment	(9,782)	(13,888)	4,106
Guaranty Fund Assessment	(751)	0	(751)
Legal settlement expense	(325)	0	(325)

Net income	$253,533	$247,665	$5,868	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Acquisition. On November 1, 2012, Torchmark acquired Family Heritage Life Insurance Company of America (Family Heritage), a specialty insurer focused primarily on selling individual supplemental health insurance products through a captive agency force. The results of Family Heritage subsequent to our acquisition are included in this discussion primarily within our health insurance segment.

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

The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the six month periods ended June 30, 2013 and 2012. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2013 with the same period of 2012, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note F—Business Segments.

Highlights, comparing the first six months of 2013 with the first six months of 2012. Net income per diluted share increased 9% to $2.70 from $2.48. Included in net income in 2013 were immaterial realized investment gains ($0 per share) compared with gains of $6 million or $.06 per share in 2012. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

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

Total premium income rose 9% in 2013 to $1.5 billion. Total net sales declined 5% to $241 million. After removing the impact of sales of Medicare Part D, which increased significantly in 2012 as a result of the addition of automatic enrollees discussed later in this report, net sales rose 9% to $224 million. Additionally, if the net sales of Family Heritage were excluded, net sales would have declined 2% to $201 million. First-year collected premium was $219 million for the 2013 period compared with $226 million for the 2012 period. Excluding Part D, there was an increase in first year premium of 14%.

Life insurance premium income grew 5% to $946 million. Life net sales declined 1% to $176 million. First-year collected life premium rose 1% to $131 million. Life underwriting margins increased 7% to $269 million.

Health insurance premium income, excluding Medicare Part D, rose 23% or $82 million to $440 million. The addition of Family Heritage accounted for $94 million of the additional premium in 2013. Health net sales, excluding Part D, rose 71% to $48 million for the six months, primarily as a result of the inclusion of Family Heritage health sales of $22 million. First-year collected health premium, excluding Part D, rose 67% to $50 million for the period. Again, the increase resulted primarily from the addition of Family Heritage health first-year premium of $18 million.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note F—Business Segments, policyholder premium was $150 million in 2013 compared with $152 million in 2012, a decline of 2%. As discussed under the caption Health Insurance in this report, we expect a slight decline in Part D premium in the full year 2013.

As explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $10 million after-tax charge to earnings in 2013 ($.10 per share) and a $14 million charge in 2012 ($.14 per share).

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

Excess investment income per diluted share decreased 8% in 2013 to $1.17 from $1.27, while the dollar amount of excess investment income declined 12% to $110 million. The lower decrease in per share excess investment income in relation to the decline in dollar amount resulted from share purchases over the past twelve months, as discussed later in this report. Net investment income rose $7 million, or 2%. While our average investment portfolio at amortized cost grew 10%, the average effective yield on the fixed-maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.97% in the 2013 period from 6.46% in the prior period. This decrease was primarily due to lower new money rates and a large number of calls of bank-issued hybrid securities, as discussed under the caption Investments (excess investment income) later in this report. Excess investment income declined despite the $7 million increase in net investment income. This decline was caused by the $20 million, or 10%, increase in required interest on net insurance policy liabilities. Financing costs also rose 6% in the period to $42 million, as a result of increased debt outstanding in the 2013 period. Please refer to the discussion under Capital Resources for more information on debt and interest expense.

In the first six months of 2013, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.21%, compared with 4.64% in the same period of 2012. Our fixed maturity portfolio yield was 5.93% as of June 30, 2013 and the portfolio had an average rating of A-. Approximately 95% of the portfolio at amortized cost was investment grade at June 30, 2013. Cash and short-term investments were $148 million at that date, compared with $157 million at December 31, 2012.

The net unrealized gain position in our fixed-maturity portfolio declined from $1.6 billion at December 31, 2012 to $652 million during the first six months of 2013, largely due to an increase in market interest rates during the second quarter. The fixed-maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have only insignificant exposure to European sovereign debt consisting of $11 million in German bonds.

Insurance administrative expenses rose 9% to $88 million, partially due to the addition of Family Heritage expenses. Increased pension costs were also a factor.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their August, 2013 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the six-month periods ended June 30, 2013 and 2012.

Analysis of Share Purchases

(Amounts in thousands)

	For the six months ended June 30,
	2013			2012
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	3,038	$180,008	$59.26	5,761	$273,840	$47.53
Option exercise proceeds	1,109	66,395	59.85	2,462	115,841	47.05

Total	4,147	$246,403	$59.41	8,223	$389,681	$47.39

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first six months of 2013 with the first six months of 2012. Life insurance is our predominant segment, representing 62% of premium income and 69% of insurance underwriting margin in the first six months of 2013. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 5% to $946 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$352,634	37	$324,884	36	$27,750	9
Direct Response	337,328	36	318,954	35	18,374	6
Liberty National Exclusive Agency	139,436	15	142,441	16	(3,005)	(2)
Other Agencies	116,525	12	116,549	13	(24)	0

Total Life Premium	$945,923	100	$902,828	100	$43,095	5

Net sales, defined earlier in this report as an indicator of new business production, declined 1% to $176 million. While three of our four distribution groups had 1% or less declines in net sales over the prior year period, all three had sequential increases over the first quarter of 2013. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$78,380	44	$78,467	44	$(87)	0
Direct Response	76,781	44	77,623	44	(842)	(1)
Liberty National Exclusive Agency	15,314	9	15,446	9	(132)	(1)
Other Agencies	5,596	3	5,546	3	50	1

Total Life Net Sales	$176,071	100	$177,082	100	$(1,011)	(1)

First-year collected life premium, defined earlier in this report, was $131 million in the 2013 period, rising 1%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$64,654	49	$62,068	48	$2,586	4
Direct Response	47,892	37	48,749	38	(857)	(2)
Liberty National Exclusive Agency	13,134	10	13,694	10	(560)	(4)
Other Agencies	5,258	4	4,749	4	509	11

Total	$130,938	100	$129,260	100	$1,678	1

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the premier market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. The life business of this agency is Torchmark’s highest margin business and is the largest contributor to life premium of any of Torchmark’s distribution systems at 37% of Torchmark’s total life premium. This group produced premium income of $353 million, an increase of 9%. This agency is also our fastest growing life insurance agency on the basis of premium growth. First-year collected premium rose 4% to $65 million. However, net sales were flat at $78 million. Net sales for the second quarter of 2013 in this agency rose 8% over first quarter 2013 net sales. Increases in sales in our captive agencies are generally dependent on growth in the size of the agency force. The American Income agent count rose 4% to 5,540 at June 30, 2013 over the prior year (5,318). The count was also up 7% over the count at December 31, 2012 (5,176). The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency has also begun providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibilities.

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

Direct Response’s life premium income rose 6% to $337 million, representing 36% of Torchmark’s total life premium in 2013. Net sales of $77 million for this group declined 1% due to declines in response rates, but increased 6% in the second quarter 2013 compared with the first quarter 2013. First-year collected premium fell 2% to $48 million.

We have introduced certain new initiatives to increase response rates in this unit. These initiatives include lower premium rates and offerings of higher face amounts on the adult products.

The Liberty National Exclusive Agency markets life insurance to middle-income customers. Life premium income for this agency was $139 million in the 2013 period, a 2% decline compared with $142 million in the 2012 period. First-year collected premium declined 4% to $13 million.

Net sales for the Liberty Agency declined 1% to $15 million, but rose 15% in the quarter over first quarter 2013 net sales. Liberty had 1,283 producing agents at June 30, 2013, compared with 1,355 a year earlier, a decline of 5%. The agent count has declined 10% since December 31, 2012, when it stood at 1,419. Our long term plans to grow this agency involve expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. We opened four new offices in larger metropolitan areas during the second quarter and believe this will help reverse the recent decline in agent count and create long term agency growth.

We have changed the cost structure of this agency to a more commission-driven model, which has increased the profitability of new sales. Margins in the Liberty Agency were $36.7 million in 2013, compared with $35.1 million in 2012, an increase of 5% even as premium declined. As a percentage of premium they were 26% in 2013 versus 25% in 2012.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $117 million of life premium income, or 12% of Torchmark’s total in the 2013 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2013		2012		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$945,923	100	$902,828	100	$43,095	5
Net policy obligations	364,634	39	344,816	38	19,818	6
Commissions and acquisition expense	312,449	33	307,717	34	4,732	2

Insurance underwriting income before other income and administrative expense	$268,840	28	$250,295	28	$18,545	7

Life insurance underwriting income before insurance administrative expense was $269 million, increasing 7%. Increases in margin were due in large part to growth in premium income. Margin was also benefitted by a decreased rate of amortization of deferred acquisition costs due to improved persistency resulting from our conservation program and an increase in the deferral of internet-related direct response acquisition costs. As a percentage of premium, underwriting income was 28% in both periods.

Health insurance, comparing the first six months of 2013 with the first six months of 2012. Health insurance sold by Torchmark includes primarily Medicare Supplement and Medicare Part D prescription drug coverage, cancer coverage, accident coverage, and other limited-benefit supplemental health products. All health coverage plans other than Medicare Supplement and Part D are classified here as limited-benefit plans. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note F—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2013 period was $590 million, increasing 16%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note F—Business Segments, and those differences are fully discussed in that note. An analysis of the component of changes in our health premium income is as follows:

	Six months ended June 30,
	2013	2012	% Change
Reported health premium*	$604,455	$520,950	16
Part D risk sharing adjustment	(14,895)	(11,274)	32

Premium per segment analysis*	$589,560	$509,676	16

*	Health premium in 2013 includes Family Heritage premium of $94 million, compared with $0 in 2012.

Including Part D health premium, health premium accounted for 38% of our total premium in the 2013 period, while the health underwriting margin accounted for 30% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

Total health premium income rose 16% to $590 million. However, included in the 2013 quarter was $94 million of Family Heritage health premium. Excluding Family Heritage, health premium declined from $510 million in 2012 to $496 million in 2013.

The following table is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$14,155		$15,479		$(1,324)	(9)
Medicare Supplement	139,700		136,885		2,815	2

	153,855	35	152,364	43	1,491	1
Liberty National Exclusive Agency
Limited-benefit plans	77,720		83,428		(5,708)	(7)
Medicare Supplement	47,207		52,804		(5,597)	(11)

	124,927	29	136,232	38	(11,305)	(8)
Family Heritage Agency
Limited-benefit plans	93,680		0		93,680
Medicare Supplement	0		0		0

	93,680	21	0	0	93,680
American Income Exclusive Agency
Limited-benefit plans	39,312		39,323		(11)	0
Medicare Supplement	298		356		(58)	(16)

	39,610	9	39,679	11	(69)	0
Direct Response
Limited-benefit plans	168		180		(12)	(7)
Medicare Supplement	27,511		29,046		(1,535)	(5)

	27,679	6	29,226	8	(1,547)	(5)
Total Health Premium (Before Part D)
Limited-benefit plans	225,035	51	138,410	39	86,625	63
Medicare Supplement	214,716	49	219,091	61	(4,375)	(2)

Total (Before Part D)	439,751	100	357,501	100	82,250	23

Medicare Part D*	149,809		152,175		(2,366)	(2)

Total Health Premium*	$589,560		$509,676		$79,884	16

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $14.9 million in 2013 and $11.3 million in 2012 receivable from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$460		$462		$(2)	0
Medicare Supplement	12,720		12,966		(246)	(2)

	13,180	28	13,428	48	(248)	(2)
Liberty National Exclusive Agency
Limited-benefit plans	6,304		6,758		(454)	(7)
Medicare Supplement	211		373		(162)	(43)

	6,515	14	7,131	26	(616)	(9)
Family Heritage Agency
Limited-benefit plans	21,939		0		21,939
Medicare Supplement	0		0		0

	21,939	46	0	0	21,939
American Income Exclusive Agency
Limited-benefit plans	3,463		4,432		(969)	(22)
Medicare Supplement	0		0		0	0

	3,463	7	4,432	16	(969)	(22)
Direct Response
Limited-benefit plans	529		551		(22)	(4)
Medicare Supplement	1,984		2,276		(292)	(13)

	2,513	5	2,827	10	(314)	(11)
Total Net Sales (Before Part D)
Limited-benefit plans	32,695	69	12,203	44	20,492	168
Medicare Supplement	14,915	31	15,615	56	(700)	(4)

Total (Before Part D)	47,610	100	27,818	100	19,792	71

Medicare Part D*	16,940		47,255		(30,315)	(64)

Total Net Sales *	$64,550		$75,073		$(10,523)	(14)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$416		$420		$(4)	(1)
Medicare Supplement	17,842		14,449		3,393	23

	18,258	37	14,869	50	3,389	23
Liberty National Exclusive Agency
Limited-benefit plans	6,214		6,856		(642)	(9)
Medicare Supplement	312		632		(320)	(51)

	6,526	13	7,488	25	(962)	(13)
Family Heritage Agency
Limited-benefit plans	18,384		0		18,384
Medicare Supplement	0		0		0

	18,384	37	0	0	18,384
American Income Exclusive Agency
Limited-benefit plans	4,371		4,990		(619)	(12)
Medicare Supplement	0		0		0	0

	4,371	9	4,990	17	(619)	(12)
Direct Response
Limited-benefit plans	283		330		(47)	(14)
Medicare Supplement	1,683		1,882		(199)	(11)

	1,966	4	2,212	8	(246)	(11)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	29,668	60	12,596	43	17,072	136
Medicare Supplement	19,837	40	16,963	57	2,874	17

Total (Before Part D)	49,505	100	29,559	100	19,946	67

Medicare Part D*	38,178		66,902		(28,724)	(43)

Total First-Year Collected Premium*	$87,683		$96,461		$(8,778)	(9)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. As noted earlier, health premium, excluding Part D premium, rose 23% to $440 million in the 2013 period. However, if the premium of Family Heritage were removed for comparability, health premium would have declined 3%. Medicare Supplement premium declined 2% to $215 million, while other limited-benefit health premium increased 63% to $225 million, including $94 million of Family Heritage premium. Because of the addition of Family Heritage, limited-benefit premium now provides Torchmark with the greatest amount of non-Part D health premium, representing 51% of such premium for the 2013 period, compared with only 39% a year earlier.

Health net sales, excluding Part D, increased 71% to $48 million, as a result of the inclusion of Family Heritage’s sales. Otherwise, sales would have declined 8%, as net sales for Medicare Supplement and limited-benefit products declined. Medicare Supplement net sales decreased 4% to $15 million in the 2013 period. Limited-benefit net sales, excluding Family Heritage, declined 12% to $11 million. Non-Part D health first-year collected premium rose 67% to $50 million. However, excluding Family Heritage first-year collected premium, first-year collected premium rose 5% to $31 million.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of non-Part D premium income. Premium income was $154 million, representing 35% of Torchmark’s total non-Part D health premium. Net sales were $13 million, or 28% of Torchmark’s non-Part D health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $140 million. UA Independent represents approximately 65% of all Torchmark Medicare Supplement premium and 85% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 2% and total health premium rose 1%. However, net sales of these products declined 2% in 2013.

The Family Heritage Agency was acquired in Torchmark’s acquisition of Family Heritage on November 1, 2012. This agency markets primarily limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and incorporation of Torchmark’s recruiting programs. This agency contributed $94 million in health premium income during the six-month period of 2013, representing 21% of Torchmark’s total. Annualized health premium in force at June 30, 2013 was $195 million. Net sales for this group were $22 million in the 2013 six months. The producing agent count was 744 agents at June, 2013 compared with 702 at December, 2012.

The Liberty National Exclusive Agency represented 29% of all Torchmark non-Part D health premium income at $125 million in 2013. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2013, health premium income in the Agency declined 8% from prior year premium of $136 million. Liberty’s health premium decline has been due primarily to the runoff of a block of discontinued hospital-surgical products and the declining Medicare Supplement block resulting from reduced sales of Medicare Supplement products by this agency in recent years.

Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 15% of health premium excluding Part D in the 2013 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies excluding Part D declined 18%, from $7.3 million in 2012 to $6.0 million in 2013.

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

Medicare Part D premium was $150 million in 2013, compared with $152 million in 2012, after removal of the risk-sharing adjustment in both periods. This represents a decrease in premium of 2%. Growth in premium in 2012 resulted from a new lower-cost Part D plan which qualified us to receive a large number of low-income automatic enrollees and to grow our own individual sales. However, we anticipate a slight decline in Part D premium for the full year 2013. Due to intensified price competition for the 2013 plan year, we did not qualify for as many new auto-enrollees in 2013 as we did in 2012, and thus we expect to have a lower average number of enrollees for 2013 than we had in 2012.

Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note F—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2013		2012
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$16,236	$1,186	$16,121	$(5,245)

Since the Medicare Part D plan is a government-sponsored program, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30, 2013
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$439,751	100	$149,809	100	$589,560	100
Net policy obligations	254,480	58	125,191	84	379,671	64
Commissions and acquisition expense	85,147	19	8,382	5	93,529	16

Insurance underwriting income before other income and administrative expense	$100,124	23	$16,236	11	$116,360	20

	Six months ended June 30, 2012
	Health *	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$357,501	100	$152,175	100	$509,676	100
Net policy obligations	212,505	60	128,284	84	340,789	67
Commissions and acquisition expense	64,903	18	7,770	5	72,673	14

Insurance underwriting income before other income and administrative expense	$80,093	22	$16,121	11	$96,214	19

*	Health other than Medicare Part D.

Underwriting income for health insurance rose to $116 million or 21% in 2013. Family Heritage accounted for $18 million or 19% of the 21% increase. Medicare Part D underwriting income was flat at $16 million, while non-Part D health underwriting income, including Family Heritage’s added supplemental-health business, gained $20 million or 25% to $100 million in the period. As a percentage of health premium, underwriting margins rose 1% to 20%, primarily as a result of an improved claim ratio at American Income.

Annuities. While we do underwrite annuities, they represent an insignificant part of our business and are not expected to be important to our marketing strategy going forward.

Operating expenses, comparing the first six months of 2013 with the first six months of 2012. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2013		2012
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$40,682	2.6	$37,620	2.6
Other employee costs	16,935	1.1	14,150	1.0
Other administrative costs	25,605	1.7	24,673	1.7
Legal expense	4,840	0.3	3,984	0.3

Total insurance administrative expenses	88,062	5.7	80,427	5.6

Parent company expense	4,927		4,210
Stock compensation expense	12,956		11,237
Guaranty Fund Assessment	1,155		0
Legal settlement expense	500		0

Total operating expenses, per Consolidated Statements of Operations	$107,600		$95,874

Insurance administrative expenses:
Increase (decrease) over prior year	9.5%		3.2%
Total operating expenses:
Increase (decrease) over prior year	12.2%		(0.9)%

Insurance administrative expenses increased $8 million or 9% in 2013 when compared with the prior year period. Of the $8 million increase, $5 million was due to the addition of Family Heritage’s administration expense. As a percentage of total premium, insurance administrative expenses rose slightly from 5.6% to 5.7%. Total operating expenses rose 12% in 2013. In 2013, employee costs increased 20%, primarily as a result of increased pension benefit costs. Stock compensation expense rose 15% to $13 million, primarily as a result of an increase in the market price of Torchmark stock in 2012 and 2013, which caused higher grant prices for restricted stock and options. As described in Note F in the Consolidated Financial Statements, we recorded two non-operating charges during the 2013 six months, a state guaranty fund assessment and a legal settlement involving a non-insurance matter.

Investments (excess investment income), comparing the first six months of 2013 with the first six months of 2012. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note F—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $5.6 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Net investment income *	$367,204	$360,329	$6,875	2
Required interest on net insurance policy liabilities	(215,030)	(194,935)	(20,095)	10
Financing costs:
Interest on funded debt	(39,029)	(36,248)	(2,781)	8
Interest on short-term debt	(2,676)	(2,940)	264	(9)

Total financing costs	(41,705)	(39,188)	(2,517)	6

Excess investment income	$110,469	$126,206	$(15,737)	(12)

Excess investment income per diluted share	$1.17	$1.27	$(0.10)	(8)

Average invested assets (at amortized cost)	$12,732,318	$11,542,693	$1,189,625	10
Average net insurance policy liabilities **	7,738,234	6,924,837	813,397	12
Average debt and preferred securities (at amortized cost)	1,361,229	1,179,115	182,114	15

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note F - Business Segments. Additionally, management views our Trust Preferred Securities as consolidated debt, as also presented in Note F. GAAP requires those debt securities to be deconsolidated.
**	Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2013 period declined 12% to $110 million. Excess investment income has been pressured in recent periods as a result of the impact of lower interest rates on net investment income coupled with the increase in required interest on net policy liabilities discussed later under this caption. However, excess investment income per share only declined by 8% as a result of our share purchases over the past 12 months. Net investment income rose $7 million or 2% in 2013, while average invested assets (with fixed maturities at amortized cost) rose 10% year over year. In the 2013 six months, fixed maturity yields averaged 5.97% on a tax-equivalent and effective-yield basis, compared with 6.46% a year earlier. This was primarily a result of new money being invested during the period at rates lower than the average portfolio yield. While Family Heritage added $11 million to net investment income during 2013, its lower-yielding portfolio contributed to the decline in the average fixed-maturity yield.

Another factor negatively affecting net investment income was calls of fixed-maturity securities. During late 2012 and the first half of 2013, we had an unusually large number of these calls, including $467 million of bank-issued hybrid securities. Fixed maturity securities are more likely to be called in a declining interest-rate environment, as these callable securities can usually be refinanced at lower prevailing rates. In addition to bonds with scheduled call dates, our portfolio includes bank-issued hybrid securities with provisions allowing the security to be called in the event of a change in capital treatment. Many banks chose to call their hybrid securities in 2012, and to a lesser extent in 2013, because the Dodd-Frank Act phases out the partial equity credit historically allowed for these securities. Of our $12.2 billion fixed maturity portfolio at amortized cost as of June 30, 2013, we held $134 million book value of bank hybrid securities with a weighted average yield of 6.87% that were callable without a make-whole provision and $113 million of other fixed maturity securities with a weighted average yield of 6.64% that were callable solely at the discretion of the issuer but that had not been called at June 30, 2013. In addition, we also held $270 million book value of non-bank hybrid securities with a weighted average yield of 5.45% that become callable solely at the discretion of the issuer on various scheduled dates during the next three years. Many factors can be involved in an issuer’s decision to call a bond. Therefore, it is difficult to predict whether or not a bond will be called in the future, and, if so, when it will be called. If these bonds were to be called, there would be a reduction in future net investment income as long as the average yield on called securities exceeds prevailing new money rates. Approximately 66% of the bank hybrid securities were rated below-investment-grade. If called, both the ratio of below-investment-grade securities to our investment portfolio and statutory required capital would also decrease.

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

Required interest on net insurance policy liabilities increased $20 million or 10% to $215 million. The increase in required interest was slightly lower than the 12% growth in average net interest-bearing insurance policy liabilities, primarily due to the impact of Family Heritage.

Financing costs rose 6% or $2.5 million to $42 million, as a result of a $2.7 million increase in additional interest from the funded debt restructuring that occurred in late 2012. Because our $94 million 7 3/8% Notes mature in August, 2013, interest on funded debt after that date will decline. More information concerning debt can be found in the Capital Resources section of this report.

As previously mentioned, excess investment income is pressured when growth in income from the portfolio is less than growth of the required interest related to net policy liabilities and financing costs, such as we have experienced in recent periods. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates. We believe, however, that any decline would be relatively slow, as only 2% to 3% of fixed maturities on average are expected to run off each year over the next five years. This run off assumes the call of the bank hybrids previously discussed.

Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest is significantly greater than the amount that we borrow at short-term rates. Therefore, Torchmark would benefit if rates, especially long-term rates, were to rise. Even a sudden, significant increase in interest rates would be beneficial because Torchmark has very little disintermediation risk. Also, we are not concerned with potential interest-rate driven unrealized losses in our fixed maturity portfolio because we have the intent, and more importantly, the ability to hold our fixed maturities to maturity.

In response to the lower interest rates and their negative impact on margins, we raised the premium rates for new business on major life products in 2012. The increased premium provides additional margin to help offset the possible future reductions in excess investment income and have not had a detrimental impact on sales.

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

Investments (acquisitions), comparing the first six months of 2013 with the first six months of 2012. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is generally invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2013	2012
Cost of acquisitions:
Investment-grade corporate securities	$688	$424
Other	4	5

Total fixed-maturity acquisitions	$692	$429

Effective annual yield *	4.21%	4.64%

Average life, in years to:
Next call	26.3	28.3
Maturity	26.5	28.5
Average rating	BBB+	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2013 was as follows:

Invested Assets At June 30, 2013

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$12,211	96%
Equities (at cost)	1	0
Policy loans	433	3
Other long-term investments	15	0
Short-term investments	103	1

Total	$12,763	100%

Approximately 96% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up approximately 3% of our investments. We also have insignificant investments in equity securities and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at June 30, 2013.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value
Corporates	$9,787	$820	$(243)	$10,364	80	81
Redeemable preferred stock	568	36	(14)	590	5	5
Municipals	1,273	113	(7)	1,379	10	11
Government-sponsored enterprises	351	0	(38)	313	3	2
Governments & agencies	124	1	(4)	121	1	1
Residential mortgage-backed*	9	0	0	9	0	0
Collateralized debt obligations	67	0	(15)	52	1	0
Other asset-backed securities	32	3	0	35	0	0

Total fixed maturities	$12,211	$973	$(321)	$12,863	100	100

*	Includes GNMA’s

At June 30, 2013, fixed maturities had a fair value of $12.9 billion, compared with $13.5 billion at December 31, 2012. The net unrealized gain position in the fixed-maturity portfolio declined from a net gain of $1.6 billion at December 31, 2012 to a net gain of $652 million at June 30, 2013, as a result of an increase in market interest rates. While our June 30, 2013 net unrealized gain of $652 million consisted of gross unrealized gains of $973 million offset by $321 million of gross unrealized losses, our December, 2012 net unrealized gain consisted of a gross unrealized gain of $1.7 billion and gross unrealized loss of $89 million.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at June 30, 2013.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		% of Total Fixed Maturities
				Fair Value	Amortized Cost	Fair Value
Financial - Life/Health/PC Insurance	$1,778	$162	$(20)	$1,920	15%	15%
Financial - Bank	690	45	(19)	716	6	6
Financial - Other	569	51	(15)	605	5	5

Subtotal Financial	3,037	258	(54)	3,241	26	26

Utilities	2,199	212	(51)	2,360	18	18
Energy	1,339	115	(21)	1,433	11	11
Government (US, municipal, and foreign)	1,748	114	(49)	1,813	14	14
Basic Materials	858	45	(23)	880	7	7
Consumer, Non-cyclical	761	73	(30)	804	6	6
Other Industrials	788	44	(35)	797	6	6
Communications	478	47	(14)	511	4	4
Transportation	551	41	(24)	568	4	4
Consumer, Cyclical	376	24	(5)	395	3	3
Collateralized debt obligations	67	0	(15)	52	1	1
Mortgage-backed Securities	9	0	0	9	0	0

Total fixed maturities	$12,211	$973	$(321)	$12,863	100%	100%

At June 30, 2013, approximately 44% of the fixed-maturity assets at amortized cost and fair value were in the financial and utility sectors. The balance of the portfolio is spread among 403 issuers in a wide variety of sectors. The financial sector had a net unrealized gain of $204 million at June 30, 2013, compared with a gain of $339 million at December 31, 2012. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at June 30, 2013 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized		Fair
	Cost	%	Value	%
Investment grade:
AAA	$813	7	$798	6
AA	1,261	10	1,364	11
A	3,375	28	3,663	28
BBB+	2,727	22	2,864	22
BBB	2,548	21	2,683	21
BBB-	902	7	959	8

Investment grade	11,626	95	12,331	96

Below investment grade:
BB	327	3	315	2
B	131	1	112	1
Below B	127	1	105	1

Below investment grade	585	5	532	4

	$12,211	100	$12,863	100

Of the $12.2 billion of fixed maturities at June 30, 2013, $11.6 billion or 95% at amortized cost were investment grade with an average rating of A-. Below-investment-grade bonds were $585 million with an average rating of B+ and were 5% of fixed maturities, the same as at the end of 2012. Below-investment-grade bonds at amortized cost were 17% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of June 30, 2013. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2012.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first six months of 2013 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2012	$585
Downgrades by rating agencies	94
Upgrades by rating agencies	(38)
Disposals	(57)
Amortization and other	1

Balance as of June 30, 2013	$585

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

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At	At	At
	June 30,	December 31,	June 30,
	2013	2012	2012
Average annual effective yield (1)	5.93%	6.04%	6.42%
Average life, in years, to:
Next call (2)	18.4	18.3	17.3
Maturity (2)	21.7	22.3	21.9
Effective duration to:
Next call (2), (3)	10.5	10.8	10.1
Maturity (2), (3)	11.8	12.3	11.7

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first six months of 2013 with the first six months of 2012. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2013		2012
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(1,233)	$(0.01)	$5,604	$0.06
Investments called or tendered	2,184	0.02	707	0.00
Real estate writedown*	(1,741)	(0.02)	0	0.00
Other	866	0.01	(27)	0.00

Total	$76	$0.00	$6,284	$0.06

*	Written down due to other-than-temporary impairment.

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first six months of 2013, the Parent Company received $221 million of cash dividends from life insurance subsidiaries and $29 million of transfers from non-life subsidiaries. This compared with $229 million in 2012, including certain transfers. For the full year 2013, cash dividends from the life insurance subsidiaries are expected to total approximately $457 million and transfers from the non-life subsidiaries are expected to be $55 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At June 30, 2013, the Parent Company had $138 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. We have a credit facility in place with a group of lenders which allows for unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates January 7, 2015. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at June 30, 2013.

Included in short-term debt is the commercial paper outstanding, noted above, as well as the current maturity of long-term debt. At June 30, 2013, we had $94 million par value and carrying value of our 7  3/8% Notes due in August, 2013 classified as short-term debt. We intend to redeem these Notes with funds held at the Parent Company. The following table presents certain information about our commercial paper borrowings.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	At	At	At
	June 30,	December 31,	June 30,
	2013	2012	2012
Balance at end of period (par value)	$255.0	$225.2	$320.0
Annualized interest rate	.33%	.36%	.49%
Letters of credit outstanding	$198.0	$198.0	$198.0
Remaining amount available under credit line	$147.0	$176.8	$82.0

	For the six months ended
	June 30,	June 30,
	2013	2012
Average balance outstanding during period (par value)	$277.3	$264.6
Daily-weighted average interest rate*	.32%	.45%
Maximum daily amount outstanding during period (par value)	$314.0	$385.0

*Annualized

Our balance of commercial paper outstanding at June 30, 2013 was $255 million, up approximately $30 million from the balance at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the six-month periods ended June 30, 2013 and 2012.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $492 million in the first six months of 2013, compared with $447 million in the same period of 2012. In addition to cash inflows from operations, our companies have received $288 million in investment calls and tenders and $82 million in scheduled maturities or repayments during the 2013 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $148 million at June 30, 2013, compared with $157 million at December 31, 2012 and $180 million at the end of June, 2012. In addition to these liquid assets, the entire $12.9 billion (fair value at June 30, 2013) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

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

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above and the current maturity of long-term debt issues), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $990 million at June 30, 2013, the same as it was at December 31, 2012. An analysis of long-term debt issues outstanding is as follows at June 30, 2013.

Long Term Debt at June 30, 2013

(Dollar amounts in millions)

	Year	Interest		Par	Book	Fair
Instrument	Due	Rate		Value	Value	Value
Senior Notes	2016	6.375%		$250.0	$248.5	$277.9
Senior Notes	2019	9.250		292.7	290.1	378.5
Senior Notes (1)	2022	3.800		150.0	147.3	145.9
Notes	2023	7.875		165.6	163.6	210.6
Junior Subordinated Debentures	2052	5.875		125.0	120.8	123.2
Junior Subordinated Debentures (2)	2036	3.573	(3)	20.0	20.0	20.0

Total long-term debt				$1,003.3	$990.3	$1,156.1

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)	Assumed upon November 1, 2012 acquisition of Family Heritage.
(3)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.

In addition to the long-term fund debt issues listed above, we have outstanding $94 million principal amount of our 7 3/8% Notes due in August, 2013. These notes have been reclassified as short-term debt because they mature within one year.

During the third quarter of 2012, we issued $300 million principal amount of our 3.8% Senior Notes and $125 million of our 5 7/8% Junior Subordinated Debentures. As a part of the offering of the 3.8% Senior Notes, $150 million principal amount were purchased by our insurance subsidiaries and were eliminated in consolidation. Proceeds from the Senior Notes provided a portion of the funding for the Family Heritage purchase in November, 2012. In the fourth quarter of 2012, we used the proceeds from the Junior Subordinated Debentures to call and redeem our 7.1% Trust Originated Preferred Securities in the principal amount of $120 million. Additionally, in the fourth quarter of 2012, we assumed $20 million principal amount of floating-rate Junior Subordinated Debentures as part of the acquisition price of Family Heritage. Interest is computed as the three-month LIBOR plus 330 basis points. These debt transactions in 2012 resulted in approximately $2.7 million in increased interest cost in the first six months of 2013.

Shareholders’ equity was $3.8 billion at June 30, 2013. This compares with $4.4 billion at December, 31, 2012 and $4.0 billion at June 30, 2012. During the six months since December 31, 2012, shareholders’ equity was decreased by $246 million because of share purchases. Equity was also decreased by after-tax unrealized losses of $595 million in the fixed-maturity portfolio, as interest rates have risen over this period of time. Net income added $254 million over the same six-month period.

As previously noted under the caption Highlights in this report, we acquired 3.0 million of our outstanding common shares under our share repurchase program during the first six months of 2013. These shares were acquired at a cost of $180 million (average of $59.26 per share), compared with purchases of 5.8 million shares at a cost of $274 million in the first six months of 2012.

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

Selected Financial Data

	At June 30, 2013		At December 31, 2012		At June 30, 2012
		Effect of		Effect of		Effect of
		Accounting		Accounting		Accounting
		Rule		Rule		Rule
		Requiring		Requiring		Requiring
	GAAP	Revaluation(1)	GAAP	Revaluation(1)	GAAP	Revaluation(1)
Fixed maturities (millions)	$12,863	$652	$13,541	$1,578	$12,309	$1,234
Deferred acquisition costs (millions)	3,263	(15)	3,198	(25)	2,966	(26)
Total assets (millions)	18,141	637	18,777	1,553	17,185	1,208
Short-term debt (millions)	349	0	319	0	320	0
Long-term debt (millions)	990	0	990	0	915	0
Shareholders’ equity (millions)	3,822	414	4,362	1,009	3,998	785

Book value per diluted share	41.19	4.46	45.85	10.61	41.38	8.12
Debt to capitalization (2)	25.9%	(2.3)%	23.1%	(5.0)%	23.6%	(4.2)%

Diluted shares outstanding (thousands)	92,801		95,138		96,597
Actual shares outstanding (thousands)	91,594		94,236		95,373

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
(2)	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 9.8 times in the 2013 six months, compared with 10.1 times in the 2012 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2013.

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

As of the end of the fiscal quarter completed June 30, 2013, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2013, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously reported in filings with the SEC, Torchmark and its subsidiary, United American were named as defendants in purported class action litigation filed November 27, 2012 in U. S. District Court for the Southern District of California (Friedman, et al. v. Torchmark Corporation, et al., Case No. 12CV2837 IEGBGS). In the litigation, filed on behalf of a nationwide class of persons who had, within four years of the filing of the complaint, received any sales or solicitation telephone calls from Torchmark and United American to telephone numbers registered with the National Do Not Call Registry and who had not maintained a business relationship with the defendants within eighteen months of receiving defendants’ calls, plaintiff asserted violations of the Telephone Consumer Protection Act (47 U.S.C. 27 et seq.) by virtue of pre-recorded calls inviting the plaintiff to contact United American to attend a “recruiting webinar”. Monetary damages for each separate violation of TCPA were sought. On January 3, 2013, motions to dismiss were filed on behalf of Torchmark (not objected to by plaintiff) and United American (objected to by plaintiff). The Court granted Torchmark’s motion to dismiss on February 20, 2013 and United American’s motion to dismiss on April 16, 2013, with leave to the plaintiff to file an amended complaint against Untied American by May 7, 2013. Plaintiff filed an amended complaint on May 7, 2013, and on May 17, 2013, United American filed a motion to dismiss this amended complaint, which has been opposed by the plaintiff. The Court has not yet ruled on United American’s motion to dismiss.

Torchmark’s subsidiary, First United American Life Insurance Company was named as a defendant in litigation filed August 5, 2011 in New York Supreme Court, King’s County (Maimonides Medical Center v. First United American Life Insurance Company, Index No. 17935/2011). In the litigation, Maimonides, a New York not-for-profit hospital, alleged that First United American owes approximately $15 million in unpaid claims for medical services provided to six of First United American’s Medicare supplement insureds who have exhausted Medicare. Maimonides asserted that New York Insurance Law §3224-a (the “Prompt Pay Law”) mandates that once Medicare is exhausted, the Medicare supplement insurer must pay the provider’s billed amounts as opposed to the Medicare-approved amounts, which were the amounts paid by First United American. First United American filed a partial motion to dismiss based upon the lack of a private right of action under New York’s Prompt Pay Law in October 2011. The Court denied the motion to dismiss on February 22, 2012, holding that Maimonides could bring a private cause of action. First United American appealed this ruling to the Appellate Division in March 2012 and oral arguments on the appeal were held in May 2013. Mediation of this matter is scheduled on August 6, 2013.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2013	451,481	$59.48	451,481
May 1-31, 2013	1,012,900	64.26	1,012,900
June 1-30, 2013	392,250	64.09	392,250

At its August 7, 2013 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(10.1)	Compensation of Directors
(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended June 30, 2013

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 8, 2013	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chief Executive Officer

Date: August 8, 2013	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chief Executive Officer

Date: August 8, 2013	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer