Form 10-Q
period 2013-09-30
TORCHMARK CORP
filed 2013-11-08
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 25, 2013
Common Stock, $1.00 Par Value	90,419,611

Index of Exhibits (Page 59).

Total number of pages included are 60.

TORCHMARK CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2013	December 31, 2012*
Assets	(Unaudited)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2013 – $12,267,490 ; 2012 – $11,963,406)	$12,756,917	$13,541,193
Equity securities, at fair value (cost: 2013 – $875 ; 2012 – $14,875)	1,654	15,567
Policy loans	441,867	424,050
Other long-term investments	14,539	18,539
Short-term investments	135,988	94,860

Total investments	13,350,965	14,094,209

Cash	38,792	61,710
Accrued investment income	203,473	195,497
Other receivables	412,972	383,709
Deferred acquisition costs	3,306,417	3,198,431
Goodwill	441,591	441,591
Other assets	383,504	401,763

Total assets	$18,137,714	$18,776,910

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$11,118,833	$10,706,219
Unearned and advance premiums	78,098	76,088
Policy claims and other benefits payable	248,821	228,470
Other policyholders’ funds	94,348	93,288

Total policy liabilities	11,540,100	11,104,065
Current and deferred income taxes payable	1,272,175	1,609,828
Other liabilities	330,070	392,502
Short-term debt	227,927	319,043
Long-term debt (fair value: 2013 – $1,145,499 ; 2012 – $1,191,320)	990,566	989,686

Total liabilities	14,360,838	14,415,124

Shareholders’ equity:
Preferred stock, par value $1 per share – Authorized 5,000,000 shares; outstanding: -0- in 2013 and in 2012	0	0
Common stock, par value $1 per share – Authorized 320,000,000 shares; outstanding: (2013 – 105,812,123 issued, less 15,058,017 held in treasury and 2012 – 105,812,123 issued, less 11,576,487 held in treasury)	105,812	105,812
Additional paid-in capital	471,566	439,782
Accumulated other comprehensive income (loss)	237,143	925,275
Retained earnings	3,724,146	3,403,338
Treasury stock, at cost	(761,791)	(512,421)

Total shareholders’ equity	3,776,876	4,361,786

Total liabilities and shareholders’ equity	$18,137,714	$18,776,910

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Life premium	$470,936	$453,699	$1,416,859	$1,356,527
Health premium	279,948	246,000	884,403	766,950
Other premium	114	161	401	440

Total premium	750,998	699,860	2,301,663	2,123,917
Net investment income	176,656	169,400	531,459	518,697
Realized investment gains (losses)	4,459	7,283	9,143	16,950
Other-than-temporary impairments	0	0	(2,678)	0
Other income	676	557	1,757	1,254

Total revenue	932,789	877,100	2,841,344	2,660,818

Benefits and expenses:
Life policyholder benefits	305,931	295,845	921,921	879,317
Health policyholder benefits	199,983	172,130	638,971	564,259
Other policyholder benefits	10,869	11,144	32,393	32,997

Total policyholder benefits	516,783	479,119	1,593,285	1,476,573
Amortization of deferred acquisition costs	98,444	94,016	302,646	287,115
Commissions, premium taxes, and non-deferred acquisition costs	53,791	46,898	166,490	148,254
Other operating expense	53,245	48,433	160,845	144,307
Interest expense	19,676	19,843	61,381	59,163

Total benefits and expenses	741,939	688,309	2,284,647	2,115,412

Income before income taxes	190,850	188,791	556,697	545,406

Income taxes	(58,728)	(58,119)	(171,042)	(167,069)

Net income	$132,122	$130,672	$385,655	$378,337

Basic net income per share	$1.45	$1.37	$4.18	$3.89

Diluted net income per share	$1.43	$1.36	$4.12	$3.84

Dividends declared per common share	$0.17	$0.15	$0.51	$0.45

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$132,122	$130,672	$385,655	$378,337

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(152,039)	352,906	(1,077,967)	631,743
Less: reclassification adjustment for (gains) losses on securities included in net income	(4,520)	(6,900)	(7,871)	(16,609)
Less: reclassification adjustment for amortization of (discount) and premium	(1,478)	1,348	(4,939)	1,224
Less: foreign exchange adjustment on securities marked to market	(4,097)	(6,966)	6,036	(6,569)

Unrealized gains (losses) on securities	(162,134)	340,388	(1,084,741)	609,789
Unrealized gains (losses) on other assets	1,754	1,814	(1,115)	2,828

Total unrealized gains (losses)	(160,380)	342,202	(1,085,856)	612,617
Less applicable taxes	56,150	(119,771)	381,262	(214,417)

Unrealized gains (losses), net of tax	(104,230)	222,431	(704,594)	398,200
Unrealized gains (losses) attributable to deferred acquisition costs	2,565	(1,219)	13,128	5,352
Less applicable taxes	(898)	427	(4,595)	(1,873)

Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	1,667	(792)	8,533	3,479

Foreign exchange translation adjustments	4,138	3,707	(1,698)	3,619
Less applicable taxes	(1,324)	(1,154)	686	(1,265)

Foreign exchange translation adjustments, net of tax	2,814	2,553	(1,012)	2,354

Amortization of pension costs	4,605	3,569	13,756	10,678
Less applicable taxes	(1,613)	(1,250)	(4,815)	(3,737)

Amortization of pension costs, net of tax	2,992	2,319	8,941	6,941

Other comprehensive income (loss)	(96,757)	226,511	(688,132)	410,974

Comprehensive income (loss)	$35,365	$357,183	$(302,477)	$789,311

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash provided from operations	$771,003	$697,668

Cash provided from (used for) investment activities:
Long-term investments sold or matured:
Fixed maturities available for sale—sold	78,751	148,597
Fixed maturities available for sale—matured, called, and repaid	453,216	624,815
Equities and other long-term investments	14,067	1,525

Total long-term investments sold or matured	546,034	774,937
Long -term investments acquired:
Fixed maturities	(792,562)	(747,008)
Other long-term investments	(571)	(1,750)

Total long-term investments acquired	(793,133)	(748,758)

Net increase in policy loans	(17,817)	(16,297)
Net (increase) decrease in short-term investments	(41,128)	(364,781)
Net change in payable or receivable for securities	(43,989)	12,496
Disposition of properties	557	56
Additions to properties	(4,364)	(3,856)
Investment in low-income housing interests	(34,463)	(62,453)

Cash used for investment activities	(388,303)	(408,656)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	73,122	138,308
Repayment of 7.375% Notes	(94,050)	0
Proceeds from issuance of 3.8% Senior Notes	0	150,000
Proceeds from issuance of 5 7/8% Junior Notes	0	125,000
Issue expenses of debt offerings	0	(7,101)
Net borrowings (repayments) of commercial paper	2,840	946
Excess tax benefit from stock option exercises	14,669	14,651
Acquisition of treasury stock	(342,680)	(466,099)
Cash dividends paid to shareholders	(45,487)	(41,293)
Net receipts (withdrawals) from deposit product operations	(16,734)	11,141

Cash provided by (used for) financing activities	(408,320)	(74,447)

Effect of foreign exchange rate changes on cash	2,702	153

Net increase (decrease) in cash	(22,918)	214,718
Cash at beginning of year	61,710	84,113

Cash at end of period	$38,792	$298,831

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2013, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2013 and 2012. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed on February 28, 2013.

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	91,269,169	95,125,843	92,339,971	97,355,334
Weighted average dilutive options outstanding	1,404,205	1,216,279	1,318,386	1,282,764

Diluted weighted average shares outstanding	92,673,374	96,342,122	93,658,357	98,638,098

Antidilutive shares	0	0	35,000	0

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component.

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$3,746	$2,928	$69	$81
Interest cost	4,260	4,100	258	254
Expected return on assets	(4,357)	(4,242)	0	0
Prior service cost	569	516	0	0
Net actuarial (gain)/loss	4,060	3,434	74	0

Net periodic benefit cost	$8,278	$6,736	$401	$335

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$11,238	$8,309	$271	$325
Interest cost	12,783	12,397	775	767
Expected return on assets	(13,072)	(12,479)	0	0
Prior service cost	1,707	1,547	0	0
Net actuarial (gain)/loss	12,184	9,392	149	0

Net periodic benefit cost	$24,840	$19,166	$1,195	$1,092

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for the defined-benefit pension plans at September 30, 2013 and the prior-year end.

Pension Assets by Component

	September 30, 2013		December 31, 2012

	Amount	%	Amount	%

Corporate debt	$159,000	55.9	$169,817	61.2
Other fixed maturities	275	0.1	327	0.1
Equity securities	104,076	36.6	89,833	32.4
Short-term investments	5,448	1.9	2,218	0.8
Guaranteed annuity contract	13,169	4.6	13,277	4.8
Other	2,567	0.9	2,169	0.7

Total	$284,535	100.0	$277,641	100.0

The liability for the funded defined-benefit pension plans was $359 million at September 30, 2013 and $353 million at December 31, 2012. Cash contributions in the amount of $9 million were made to the qualified pension plans during the nine months ended September 30, 2013. Torchmark does not expect to make any additional cash contributions during the remainder of 2013. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At September 30, 2013, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $63 million, compared with $54 million at year end 2012. This plan is unqualified. Therefore, the value of the insurance policies and investments are recorded as other assets in the Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the unqualified pension plan was $61 million at September 30, 2013 and $59 million at December 31, 2012.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at September 30, 2013 is as follows.

Portfolio Composition as of September 30, 2013

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$449,177	$414	$(55,301)	$394,290	3%
States, municipalities, and political subdivisions	1,277,916	84,528	(10,428)	1,352,016	11
Foreign governments	31,161	521	(46)	31,636	0
Corporates	9,882,319	748,720	(278,103)	10,352,936	81
Collateralized debt obligations	67,950	0	(14,877)	53,073	1
Other asset-backed securities	36,113	2,592	(277)	38,428	0
Redeemable preferred stocks	522,854	28,423	(16,739)	534,538	4

Total fixed maturities	12,267,490	865,198	(375,771)	12,756,917	100%

Equity securities	875	779	0	1,654

Total fixed maturities and equity securities	$12,268,365	$865,977	$(375,771)	$12,758,571

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at September 30, 2013 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$106,594	$108,669
Due from one to five years	500,210	547,597
Due from five to ten years	908,195	983,269
Due from ten to twenty years	2,923,264	3,166,802
Due after twenty years	7,721,773	7,855,364
Mortgage-backed and asset-backed securities	107,454	95,216

	$12,267,490	$12,756,917

Selected information about sales of fixed maturities is as follows.

For the nine months ended September 30,
	2013	2012
Proceeds from sales	$78,751	$148,597
Gross realized gains	4,310	12,606
Gross realized losses	(788)	(240)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis.

Fair Value Measurements at September 30, 2013 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$394,290	$0	$394,290
States, municipalities, and political subdivisions	0	1,352,016	0	1,352,016
Foreign governments	0	31,636	0	31,636
Corporates	53,532	10,059,649	239,755	10,352,936
Collateralized debt obligations	0	0	53,073	53,073
Other asset-backed securities	0	38,428	0	38,428
Redeemable preferred stocks	22,320	512,218	0	534,538

Total fixed maturities	75,852	12,388,237	292,828	12,756,917
Equity securities	878	0	776	1,654

Total fixed maturities and equity securities	$76,730	$12,388,237	$293,604	$12,758,571

Percent of total	0.6%	97.1%	2.3%	100.0%

As of September 30, 2013, fair value measurements classified as Level 3 represented 2.3% of total fixed maturities and equity securities, compared with 2.1% at December 31, 2012.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:

During the early part of 2013, Torchmark wrote down investment real estate in the amount of $2.7 million pretax ($1.7 million after tax) because of other-than-temporary impairment. In the third quarter of 2013, this real estate was sold for an additional pretax loss of $245 thousand ($159 thousand after tax). There were no additional other-than-temporary impairments during the nine-month periods ended September 30, 2013 or 2012.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at September 30, 2013. Torchmark considers these investments not to be other-than-temporarily impaired.

Analysis of Gross Unrealized Investment Losses

At September 30, 2013

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$371,080	$(55,299)	$127	$(2)	$371,207	$(55,301)
States, municipalities and political subdivisions	145,656	(10,428)	0	0	145,656	(10,428)
Foreign governments	10,612	(46)	0	0	10,612	(46)
Corporates	2,746,725	(234,356)	280,220	(43,747)	3,026,945	(278,103)
Collateralized debt obligations	125	0	52,948	(14,877)	53,073	(14,877)
Other asset-backed securities	6,790	(210)	3,961	(67)	10,751	(277)
Redeemable preferred stocks	110,365	(4,284)	71,948	(12,455)	182,313	(16,739)

Total fixed maturities	3,391,353	(304,623)	409,204	(71,148)	3,800,557	(375,771)
Equity securities	0	0	0	0	0	0

Total fixed maturities and equity securities	$3,391,353	$(304,623)	$409,204	$(71,148)	$3,800,557	$(375,771)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Additional information about investments in an unrealized loss position is as follows.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of September 30, 2013	466	73	539
As of December 31, 2012	195	95	290

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,615 issues at September 30, 2013 and 1,630 issues at December 31, 2012. The weighted average quality rating of all unrealized loss positions as of September 30, 2013 was BBB+. Even though Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

Torchmark’s balances related to bifurcated credit loss positions included in accumulated other comprehensive income were $22 million at September 30, 2013 and December 31, 2012, with no change to this balance during the period.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three months and nine months ended September 30, 2013.

Components of Accumulated Other Comprehensive Income

	For the three months ended September 30, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2013	$424,003	$(9,551)	$22,782	$(103,334)	$333,900
Other comprehensive income (loss) before reclassifications	(100,348)	1,667	2,814	0	(95,867)
Reclassifications	(3,882)	0	0	2,992	(890)

Other comprehensive income (loss)	(104,230)	1,667	2,814	2,992	(96,757)

Balance at September 30, 2013	$319,773	$(7,884)	$25,596	$(100,342)	$237,143

	For the nine months ended September 30, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2013	$1,024,367	$(16,417)	$26,608	$(109,283)	$925,275
Other comprehensive income (loss) before reclassifications	(697,480)	8,533	(1,012)	0	(689,959)
Reclassifications	(7,114)	0	0	8,941	1,827

Other comprehensive income (loss)	(704,594)	8,533	(1,012)	8,941	(688,132)

Balance at September 30, 2013	$319,773	$(7,884)	$25,596	$(100,342)	$237,143

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three months and nine months ended September 30, 2013.

Reclassification Adjustments

Component Line Item	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected line items in the Statement of Operations

Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$(4,520)	$(7,871)	Realized investment gains (losses)
Amortization of (discount) premium	(1,478)	(4,939)	Net investment income

Total before tax	(5,998)	(12,810)
Tax	2,116	5,696	Income Taxes

Total after tax	(3,882)	(7,114)
Pension adjustments:
Amortization of prior service cost	569	1,707	Other operating expenses
Amortization of actuarial gain (loss)	4,036	12,049	Other operating expenses

Total before tax	4,605	13,756
Tax	(1,613)	(4,815)	Income Taxes

Total after tax	2,992	8,941

Total reclassifications (after tax)	$(890)	$1,827

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

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows.

	Nine months ended September 30,
	2013	2012
Benefit costs deferred	$21,279	$25,047
Government risk-sharing premium adjustment	(8,706)	(6,125)

Pre-tax addition to segment interim period income	$12,573	$18,922

After tax amount	$8,172	$12,299

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

During 2013, Torchmark incurred four non-operating charges: (1) a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax), resulting from events in years prior to 2012, (2) a legal settlement related to a non-insurance matter in the amount of $500 thousand ($325 thousand after tax), (3) the settlement of a litigation matter related to prior years in the amount of $8.6 million ($5.6 million after tax), and (4) a one-time adjustment related to the finalization of accounting for the insurance assets and liabilities of the Family Heritage Life Insurance Company of America (Family Heritage) acquisition which closed on November 1, 2012. This adjustment increased after-tax earnings in the amount of $522 thousand. Additionally, in the third quarter of 2012, Torchmark incurred $615 thousand of expenses ($400 thousand after tax) in connection with the Family Heritage acquisition.

The 2013 Family Heritage adjustment was included in its pretax amount of $1.5 million under the caption “Amortization of deferred acquisition costs” in the Consolidated Statements of Operations. The $8.6 million litigation matter in 2013 was recorded as an increase in “Health policyholder benefits” expense. The remaining items above are included in “Other operating expense” in those statements. The Company removes items related to prior years and non-operating items such as all of the above items when analyzing its segment profitability, because management does not view such items as part of its core insurance operating results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2013
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,416,859	$875,697	$401			$8,706	(1)	$2,301,663
Net investment income				$550,015		(18,556	)(4)	531,459
Other income					$1,970	(213	)(3)	1,757

Total revenue	1,416,859	875,697	401	550,015	1,970	(10,063)		2,834,879
Expenses:
Policy benefits	921,921	609,067	32,393			29,904	(1,6)	1,593,285
Required interest on:
Policy reserves	(379,163)	(44,602)	(43,298)	467,063				0
Deferred acquisition costs	123,599	17,503	1,399	(142,501)				0
Amortization of acquisition costs	243,259	54,051	6,855			(1,519	)(7)	302,646
Commissions, premium taxes, and non-deferred acquisition costs	99,398	67,259	46			(213	)(3)	166,490
Insurance administrative expense (2)					133,080	1,155	(5)	134,235
Parent expense					6,734	500	(6)	7,234
Stock compensation expense					19,376			19,376
Interest expense				61,381				61,381

Total expenses	1,009,014	703,278	(2,605)	385,943	159,190	29,827		2,284,647

Subtotal	407,845	172,419	3,006	164,072	(157,220)	(39,890)		550,232
Nonoperating items						21,334	(1,5,6,7)	21,334
Amortization of low-income housing						18,556	(4)	18,556

Measure of segment profitability (pretax)	$407,845	$172,419	$3,006	$164,072	$(157,220)	$0		590,122

Deduct applicable income taxes								(193,109)

Segment profits after tax								397,013

Add back income taxes applicable to segment profitability	193,109
Add (deduct) realized investment gains (losses)	6,465
Deduct Part D adjustment (1)	(12,573)
Deduct amortization of low-income housing (4)	(18,556)
Deduct Guaranty Fund Assessment (5)	(1,155)
Deduct legal settlement expenses (6)	(9,125)
Add Family Heritage Life acquisition adjustments (7)	1,519

Pretax income from continuing operations per Consolidated Statement of Operations	$556,697

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(5)	Guaranty Fund Assessment.
(6)	Legal settlement expenses.
(7)	Family Heritage Life acquisition adjustments.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

	Nine months ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Life insurance	$407,845	$380,589	$27,256	7
Health insurance	172,419	142,857	29,562	21
Annuity	3,006	2,706	300
Investment	164,072	180,858	(16,786)	(9)
Other and corporate:
Other income	1,970	1,501	469	31
Administrative expense	(133,080)	(120,942)	(12,138)	10
Corporate	(26,110)	(22,750)	(3,360)	15

Pretax total	590,122	564,819	25,303	4
Applicable taxes	(193,109)	(184,800)	(8,309)	4

Total	397,013	380,019	16,994	4
Reconciling items, net of tax:
Realized gains (losses)–Investments	2,974	11,017	(8,043)
Part D adjustment	(8,172)	(12,299)	4,127
Family Heritage acquisition adjustments and expense	522	(400)	922
Guaranty fund assessment	(751)	0	(751)
Legal settlement expenses	(5,931)	0	(5,931)

Net income	$385,655	$378,337	$7,318	2

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

The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the nine month periods ended September 30, 2013 and 2012. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2013 with the same period of 2012, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note F—Business Segments.

Highlights, comparing the first nine months of 2013 with the first nine months of 2012. Net income per diluted share increased 7% to $4.12 from $3.84. Included in net income in 2013 were after-tax realized investment gains of $3 million ($.03 per share) compared with gains of $11 million or $.11 per share in 2012. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

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

Total premium income rose 8% in 2013 to $2.3 billion. Total net sales declined 5% to $353 million. After removing the impact of sales of Medicare Part D, which increased significantly in 2012 as a result of the addition of automatic enrollees discussed later in this report, net sales rose 8% to $327 million. Additionally, if the net sales of Family Heritage were excluded, net sales would have declined 3% to $294 million. First-year collected premium was $323 million for the 2013 period, compared with $348 million for the 2012 period. Excluding Part D and Family Heritage, there was a 1% increase in first year premium.

Life insurance premium income grew 4% to $1.4 billion. Life net sales declined 2% to $256 million. First-year collected life premium gained 1% to $194 million. Life underwriting margins increased 7% to $408 million.

Health insurance premium income, excluding Medicare Part D, rose 23% or $122 million to $649 million. The addition of Family Heritage accounted for $142 million of the 2013 premium. Health net sales, excluding Part D, rose 65% to $71 million for the nine months, as a result of the inclusion of Family Heritage health sales of $32 million. First-year collected health premium, excluding Part D, also rose 65% to $75 million for the period. Again, the increase resulted primarily from the addition of Family Heritage health first-year premium of $27 million.

Our Medicare Part D prescription drug business is a component of the health insurance segment. In the manner we view our Medicare Part D business as described in Note F—Business Segments, policyholder premium was $227 million in 2013 compared with $234 million in 2012, a decline of 3%. As discussed under the caption Health Insurance in this report, we expect a slight decline in Part D premium in the full year 2013. However, we qualified to receive new automatic enrollees in 15 regions for the plan year 2014, compared with 7 regions in 2013, which should result in increases in Part D sales and premium in 2014.

As explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $8 million after-tax charge to earnings in 2013 ($.09 per share) and a $12 million charge in 2012 ($.12 per share). We expect our 2013 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2012 and prior years. For this reason, there should be no difference in our segment versus financial statement reporting by year end 2013, as it relates to Medicare Part D. The decline in this adjustment in 2013 resulted primarily from an increase in the amount of government risk-sharing premium recognized in 2013 due to a change in plan design.

Excess investment income per diluted share decreased 4% in 2013 to $1.75 from $1.83, while the dollar amount of excess investment income declined 9% to $164 million. The lower decrease in per share excess investment income in relation to the decline in dollar amount resulted from share purchases over the past twelve months, as discussed later in this report. Net investment income rose $15 million or 3% to $550 million, even though our average investment portfolio at amortized cost grew 10%, as a result of a decline in average yields. The average effective yield on the fixed-maturity portfolio, which represented 95% of our investments at amortized cost, decreased to 5.95% in the 2013 period from 6.42% in the prior period. This decrease in yield was primarily due to lower new money rates and a large number of calls of bank-issued hybrid securities, as discussed under the caption Investments (excess investment income) later in this report. Excess investment income declined despite the $15 million increase in net investment income. This decline was primarily caused by the $29 million, or 10%, increase in required interest on net insurance policy liabilities. Financing costs also rose 4% in the period to $61 million, as a result of increased average long-term debt outstanding in the 2013 period. Please refer to the discussion under Capital Resources for more information on debt and interest expense.

In the first nine months of 2013, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.37%, compared with 4.54% in the same period of 2012. Our fixed maturity portfolio yield was 5.91% as of September 30, 2013 and the portfolio had an average rating of A-. Approximately 95% of the portfolio at amortized cost was investment grade at September 30, 2013. Cash and short-term investments were $175 million at that date, compared with $157 million at December 31, 2012.

During the third quarter of 2013, we repaid the $94 million par amount of our 7.375% Notes upon its maturity. This debt was repaid with liquid funds in the Parent Company.

The net unrealized gain position in our fixed-maturity portfolio declined from $1.6 billion at December 31, 2012 to $490 million during the first nine months of 2013, largely due to an increase in market interest rates during 2013. The fixed maturity portfolio was rated A- at September 30, 2013, the same as at the previous year end. The fixed-maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and have only insignificant exposure to European sovereign debt consisting of $11 million in German bonds.

Insurance administrative expenses rose 10% to $133 million, largely due to the addition of Family Heritage’s expenses and increased pension costs.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their August, 2013 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the nine-month periods ended September 30, 2013 and 2012.

Analysis of Share Purchases

(Amounts in thousands, except per share amounts)

	For the nine months ended September 30,
	2013			2012
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	4,246	$265,134	$62.44	6,635	$318,227	$47.96
Option exercise proceeds	1,267	77,686	61.29	3,091	147,872	47.84

Total	5,513	$342,820	$62.18	9,726	$466,099	$47.92

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first nine months of 2013 with the first nine months of 2012. Life insurance is our predominant segment, representing 62% of premium income and 70% of insurance underwriting margin in the first nine months of 2013. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 4% to $1.4 billion. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$533,348	38	$492,381	36	$40,967	8
Direct Response	501,333	35	476,888	35	24,445	5
Liberty National Exclusive Agency	208,369	15	212,552	16	(4,183)	(2)
Other Agencies	173,809	12	174,706	13	(897)	(1)

Total Life Premium	$1,416,859	100	$1,356,527	100	$60,332	4

Net sales, defined earlier in this report as an indicator of new business production, declined 2% to $256 million. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$115,022	45	$119,049	46	$(4,027)	(3)
Direct Response	109,990	43	109,055	42	935	1
Liberty National Exclusive Agency	22,856	9	23,743	9	(887)	(4)
Other Agencies	8,091	3	8,355	3	(264)	(3)

Total Life Net Sales	$255,959	100	$260,202	100	$(4,243)	(2)

First-year collected life premium, defined earlier in this report, was $194 million in the 2013 period, rising 1%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$96,529	50	$94,031	49	$2,498	3
Direct Response	70,531	36	71,755	37	(1,224)	(2)
Liberty National Exclusive Agency	19,485	10	20,154	10	(669)	(3)
Other Agencies	7,608	4	7,136	4	472	7

Total	$194,153	100	$193,076	100	$1,077	1

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the premier market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. The life business of this agency is Torchmark’s highest margin business and is the largest contributor to life premium of any of Torchmark’s distribution systems at 38% of Torchmark’s total life premium. This group produced premium income of $533 million, an increase of 8%. This agency is also our fastest growing life insurance agency on the basis of premium growth. First-year collected premium rose 3% to $97 million. However, net sales declined 3% to $115 million. Increases in sales in our captive agencies are generally dependent on growth in the size of the agency force. Although the American Income agent count rose 5% to 5,449 at September 30, 2013 over the count at December 31, 2012 (5,176), the count was essentially flat when compared with the prior year (5,472). The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency has also begun providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibilities. This agency has recently opened new offices in territories where there are existing offices but an excess capacity of leads.

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

Direct Response’s life premium income rose 5% to $501 million, representing 35% of Torchmark’s total life premium in 2013. Net sales of $110 million for this group increased 1% due to increases in response rates. First-year collected premium fell 2% to $71 million.

We have introduced certain new initiatives to increase response rates in this unit from which we have seen positive results. These initiatives include lower premium rates as well as offerings of higher face amounts on the adult products.

The Liberty National Exclusive Agency markets life insurance to middle-income customers. Life premium income for this agency was $208 million in the 2013 period, a 2% decline compared with $213 million in the 2012 period. First-year collected premium declined 3% to $19 million.

Net sales for the Liberty Agency declined 4% to $23 million. Liberty had 1,320 producing agents at September 30, 2013, compared with 1,401 a year earlier, a decline of 6%. The agent count has declined 7% since December 31, 2012, when it stood at 1,419. Our long term plans to grow this agency involve expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Five new offices were opened in larger metropolitan areas during 2013. We believe that expansion of this Agency’s presence into more heavily populated, less-penetrated areas will help reverse the recent decline in agent count and create long term agency growth.

We have changed the cost structure of this agency to a more commission-driven model, which has increased the profitability of new sales by reducing fixed non-deferrable costs. This Agency also benefitted from favorable obligation ratios in 2013. Margins in the Liberty Agency were $56 million in 2013, compared with $54 million in 2012, an increase of 4% even as premium declined. As a percentage of premium, they were 27% in 2013 versus 25% in 2012.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $174 million of life premium income, or 12% of Torchmark’s total in the 2013 period, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2013		2012		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,416,859	100	$1,356,527	100	$60,332	4
Net policy obligations	542,758	38	518,863	38	23,895	5
Commissions and acquisition expense	466,256	33	457,075	34	9,181	2

Insurance underwriting income before other income and administrative expense	$407,845	29	$380,589	28	$27,256	7

Life insurance underwriting income before insurance administrative expense was $408 million, increasing 7%. Increases in margin were due in large part to growth in premium income. Margin was also benefitted by a decreased rate of amortization of deferred acquisition costs due to improved persistency resulting from our conservation program, an increase in the deferral of internet-related direct response acquisition costs, and a decrease in other non-deferrable acquisition costs. As a percentage of premium, underwriting income rose 1% of premium to 29% in 2013.

Health insurance, comparing the first nine months of 2013 with the first nine months of 2012. Health insurance sold by Torchmark includes primarily Medicare Supplement and Medicare Part D prescription drug coverage, cancer coverage, accident coverage, and other limited-benefit supplemental health products. All health coverage plans other than Medicare Supplement and Part D are classified here as limited-benefit plans. Medicare Part D business is shown as a separate health component and will be discussed separately in the analysis of the health segment.

As explained in Note F—Business Segments, management does not view the government risk-sharing premium for Medicare Part D as a component of premium income. Excluding this risk-sharing premium, health insurance premium for the 2013 period was $876 million, increasing 15%. A reconciliation between segment reporting for Medicare Part D and GAAP is presented in the chart in Note F—Business Segments, and those differences are fully discussed in that note. An analysis of the component of changes in our health premium income is as follows:

	Nine months ended September 30,
	2013	2012	% Change
Reported health premium*	$884,403	$766,950	15
Part D risk sharing adjustment	(8,706)	(6,125)	42

Premium per segment analysis*	$875,697	$760,825	15

*	Health premium in 2013 includes Family Heritage premium of $142 million, compared w ith $0 in 2012.

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

While health premium income rose 15% to $876 million, the addition of Family Heritage accounted for $142 million of the increase. Excluding Family Heritage, health premium declined 4% from $761 million in 2012 to $734 million in 2013.

The following table is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$17,365		$19,372		$(2,007)	(10)
Medicare Supplement	206,122		204,215		1,907	1

	223,487	35	223,587	43	(100)	0
Liberty National Exclusive Agency
Limited-benefit plans	114,546		122,799		(8,253)	(7)
Medicare Supplement	68,418		77,281		(8,863)	(11)

	182,964	28	200,080	38	(17,116)	(9)
Family Heritage Agency
Limited-benefit plans	141,808		0		141,808
Medicare Supplement	0		0		0

	141,808	22	0	0	141,808
American Income Exclusive Agency
Limited-benefit plans	59,353		59,142		211	0
Medicare Supplement	440		521		(81)	(16)

	59,793	9	59,663	11	130	0
Direct Response
Limited-benefit plans	242		262		(20)	(8)
Medicare Supplement	40,624		43,422		(2,798)	(6)

	40,866	6	43,684	8	(2,818)	(6)
Total Health Premium (Before Part D)
Limited-benefit plans	333,314	51	201,575	38	131,739	65
Medicare Supplement	315,604	49	325,439	62	(9,835)	(3)

Total (Before Part D)	648,918	100	527,014	100	121,904	23

Medicare Part D *	226,779		233,811		(7,032)	(3)

Total Health Premium *	$875,697		$760,825		$114,872	15

*	Total Medicare Part D premium and health premium exclude the risk-sharing premiums of $8.7 million in 2013 and $6.1 million in 2012 receivable from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$705		$753		$(48)	(6)
Medicare Supplement	18,757		20,603		(1,846)	(9)

	19,462	28	21,356	50	(1,894)	(9)
Liberty National Exclusive Agency
Limited-benefit plans	9,767		10,353		(586)	(6)
Medicare Supplement	263		534		(271)	(51)

	10,030	14	10,887	26	(857)	(8)
Family Heritage Agency
Limited-benefit plans	32,476		0		32,476
Medicare Supplement	0		0		0

	32,476	46	0	0	32,476
American Income Exclusive Agency
Limited-benefit plans	5,057		6,567		(1,510)	(23)
Medicare Supplement	0		0		0	0

	5,057	7	6,567	15	(1,510)	(23)
Direct Response
Limited-benefit plans	580		678		(98)	(14)
Medicare Supplement	2,950		3,223		(273)	(8)

	3,530	5	3,901	9	(371)	(10)
Total Net Sales (Before Part D)
Limited-benefit plans	48,585	69	18,351	43	30,234	165
Medicare Supplement	21,970	31	24,360	57	(2,390)	(10)

Total (Before Part D)	70,555	100	42,711	100	27,844	65

Medicare Part D*	26,115		68,925		(42,810)	(62)

Total Net Sales *	$96,670		$111,636		$(14,966)	(13)

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2013		2012		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$606		$629		$(23)	(4)
Medicare Supplement	27,716		22,970		4,746	21

	28,322	38	23,599	52	4,723	20
Liberty National Exclusive Agency
Limited-benefit plans	9,143		9,961		(818)	(8)
Medicare Supplement	444		889		(445)	(50)

	9,587	13	10,850	24	(1,263)	(12)
Family Heritage Agency
Limited-benefit plans	27,409		0		27,409
Medicare Supplement	0		0		0

	27,409	36	0	0	27,409
American Income Exclusive Agency
Limited-benefit plans	6,928		7,813		(885)	(11)
Medicare Supplement	0		0		0	0

	6,928	9	7,813	17	(885)	(11)
Direct Response
Limited-benefit plans	424		485		(61)	(13)
Medicare Supplement	2,476		2,794		(318)	(11)

	2,900	4	3,279	7	(379)	(12)
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	44,510	59	18,888	41	25,622	136
Medicare Supplement	30,636	41	26,653	59	3,983	15

Total (Before Part D)	75,146	100	45,541	100	29,605	65

Medicare Part D*	54,050		109,261		(55,211)	(51)

Total First-Year Collected Premium*	$129,196		$154,802		$(25,606)	(17)

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

Health insurance, excluding Medicare Part D. Health premium, excluding Part D premium, rose 23% to $649 million in the 2013 period. However, if the premium of Family Heritage were removed for comparability, health premium excluding Part D would have declined 4%. Medicare Supplement premium declined 3% to $316 million, while other limited-benefit health premium increased 65% to $333 million, including $142 million of Family Heritage premium. Because of the addition of Family Heritage, limited-benefit premium now provides Torchmark with the greatest amount of non-Part D health premium, representing 51% of such premium for the 2013 period, compared with only 38% a year earlier.

Health net sales, excluding Part D, increased 65% to $71 million, as a result of the inclusion of Family Heritage’s sales. Otherwise, sales would have declined 11%, as net sales for Medicare Supplement and limited-benefit products declined. Medicare Supplement net sales decreased 10% to $22 million in the 2013 period. Limited-benefit net sales, excluding Family Heritage, declined 12% to $16 million. Non-Part D health first-year collected premium rose 65% to $75 million. However, excluding Family Heritage first-year collected premium, first-year collected premium rose 5% to $48 million.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of non-Part D health premium income. Premium income was $223 million, representing 35% of Torchmark’s total non-Part D health premium. Net sales were $19 million, or 28% of Torchmark’s non-Part D health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $206 million. The UA Independent Agency represents approximately 65% of all Torchmark Medicare Supplement premium and 85% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 1% but total health premium was flat. Net sales of these products declined 9% in 2013. Group Medicare Supplement sales have historically fluctuated from period to period.

The Family Heritage Agency was acquired in Torchmark’s acquisition of Family Heritage on November 1, 2012. This agency markets primarily limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and incorporation of Torchmark’s recruiting programs. The Family Heritage Agency is our fastest growing health agency in terms of net sales, adding $32 million in net sales in the 2013 nine months. This agency’s $142 million in health premium income during the nine-month period of 2013 represented 22% of Torchmark’s total. Annualized health premium in force at September 30, 2013 was $198 million. The producing agent count was 717 agents at September, 2013 compared with 702 at December, 2012.

The Liberty National Exclusive Agency represented 28% of all Torchmark non-Part D health premium income at $183 million in 2013. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2013, health premium income in the Agency declined 9% from prior year premium of $200 million. Liberty’s health premium decline has been due primarily to the runoff of a block of discontinued hospital-surgical products and the declining Medicare Supplement block resulting from reduced sales of Medicare Supplement products by this agency in recent years.

Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 15% of health premium excluding Part D in the 2013 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies excluding Part D declined 18%, from $10.5 million in 2012 to $8.6 million in 2013, primarily due to a lower focus on health sales at American Income.

Medicare Part D. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is provided through United American. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries which is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers. These products are marketed through our Direct Response unit and to groups through our UA Independent Agency. As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 83% for the entire 2013 contract year. This ratio was 84% or the full year 2012. We describe the differences between the segment analysis and the GAAP operating results in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2012.

Medicare Part D premium was $227 million in 2013, compared with $234 million in 2012, after removal of the risk-sharing adjustment in both periods. This represents a decrease in premium of 3%. Growth in premium in 2012 resulted from a new lower-cost Part D plan which qualified us to receive a large number of low-income automatic enrollees and to grow our own individual sales. However, we anticipate a slight decline in Part D premium for the full year 2013. Due to intensified price competition for the

2013 plan year, we did not qualify for as many new auto-enrollees in 2013 as we did in 2012, resulting in a lower average number of enrollees in 2013. For the plan year 2014, Torchmark qualified to receive new Part D auto-enrollees in 15 regions, an increase of 8 new regions over 2013. This increase in the number of regions should result in an increase in Part D sales and premium in 2014.

Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D GAAP results are presented in the charts in Note F—Business Segments.

Medicare Part D

Summary of Medicare Part D Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2013		2012
	Per Segment Analysis	GAAP	Per Segment Analysis	GAAP
Insurance underwriting income before other income and administrative expense	$25,320	$12,747	$23,374	$4,452

Since the Medicare Part D plan is a government-sponsored program, regulatory changes could alter the outlook for this market.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30, 2013
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$648,918	100	$226,779	100	$875,697	100

Net policy obligations	375,649	58	188,816	83	564,465	64
Commissions and acquisition expense	126,170	19	12,643	6	138,813	16

Insurance underwriting income before other income and administrative expense	$147,099	23	$25,320	11	$172,419	20

	Nine months ended September 30, 2012
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium and policy charges	$527,014	100	$233,811	100	$760,825	100
Net policy obligations	312,336	59	198,634	85	510,970	67
Commissions and acquisition expense	95,195	18	11,803	5	106,998	14

Insurance underwriting income before other income and administrative expense	$119,483	23	$23,374	10	$142,857	19

*	Health other than Medicare Part D.

Underwriting income for health insurance rose to $172 million or 21% in 2013. The addition of Family Heritage accounted for $27 million or 19 points of the increase. Medicare Part D underwriting income rose from $23 million to $25 million, while non-Part D health underwriting income, including Family Heritage’s added supplemental-health business, gained $28 million or 23% to $147 million in the period. As a percentage of health premium, underwriting margins rose 1% to 20%, primarily as a result of an improved claim ratio on policies sold by the American Income Agency.

Annuities. While we do underwrite annuities, they represent an insignificant part of our business and are not expected to be important to our marketing strategy going forward.

Operating expenses, comparing the first nine months of 2013 with the first nine months of 2012. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2013		2012
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$61,523	2.7	$56,421	2.6
Other employee costs	25,640	1.1	20,516	1.0
Other administrative costs	39,140	1.7	37,602	1.8
Legal expense	6,777	0.3	6,403	0.3

Total insurance administrative expenses	133,080	5.8	120,942	5.7

Parent company expense	6,734		6,203
Stock compensation expense	19,376		16,547
Guaranty Fund Assessment	1,155		0
Family Heritage acquisition expense	0		615
Legal settlement expense	500		0

Total operating expenses, per
Consolidated Statements of Operations	$160,845		$144,307

Insurance administrative expenses:
Increase (decrease) over prior year	10.0%		2.7%

Total operating expenses:
Increase (decrease) over prior year	11.5%		1.6%

Insurance administrative expenses increased $12 million or 10% in 2013 when compared with the prior year period. Of the $12 million increase, $7 million was due to the addition of Family Heritage’s administration expense. As a percentage of total premium, insurance administrative expenses rose slightly from 5.7% to 5.8%. Total operating expenses rose 11% in 2013. In 2013, employee costs increased 25%, primarily as a result of increased pension benefit costs. Stock compensation expense rose 17% to $19 million, primarily as a result of an increase in the market price of Torchmark stock in 2012 and 2013, which caused higher grant prices for restricted stock and options. As described in Note F in the Consolidated Financial Statements, we recorded two non-operating charges during the 2013 nine months affecting operating expense, a state guaranty fund assessment and a legal settlement involving a non-insurance matter. In 2012, we incurred certain acquisition costs concerning our acquisition of Family Heritage.

Investments (excess investment income), comparing the first nine months of 2013 with the first nine months of 2012. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note F—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $5.6 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Net investment income*	$550,015	$535,325	$14,690	3
Required interest on net insurance policy liabilities	(324,562)	(295,502)	(29,060)	10
Financing costs:
Interest on funded debt	(57,383)	(54,630)	(2,753)	5
Interest on short-term debt	(3,998)	(4,335)	337	(8)

Total financing costs	(61,381)	(58,965)	(2,416)	4

Excess investment income	$164,072	$180,858	$(16,786)	(9)

Excess investment income per diluted share	$1.75	$1.83	$(0.08)	(4)

Average invested assets (at amortized cost)	$12,782,072	$11,584,173	$1,197,899	10
Average net insurance policy liabilities**	7,788,647	6,976,612	812,035	12
Average debt and preferred securities (at amortized cost)	1,074,252	1,161,356	(87,104)	(8)

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note F—Business Segments. Additionally, management views our Trust Preferred Securities as consolidated debt, as also presented in Note F. GAAP requires those debt securities to be deconsolidated.
**	Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

As shown in the above table, excess investment income for the 2013 period declined 9% to $164 million. Excess investment income has been pressured in recent periods as a result of the impact of lower interest rates on net investment income coupled with the increase in required interest on net policy liabilities discussed later under this caption. However, excess investment income per share only declined by 4% as a result of our share purchases over the past 12 months. Net investment income rose $15 million or 3% in 2013, while average invested assets (with fixed maturities at amortized cost) rose 10% year over year. In the 2013 nine months, fixed maturity yields averaged 5.95% on a tax-equivalent and effective-yield basis, compared with 6.42% a year earlier. The reduction in the average rate of return was primarily a result of reinvesting proceeds from bonds that matured or were called at yield rates less than the rates we earned on the bonds before they matured or were called. While Family Heritage added $16 million to net investment income during 2013, its lower-yielding portfolio contributed to the decline in the average fixed-maturity yield.

Another factor negatively affecting net investment income was calls of fixed-maturity securities. During the past fifteen months, we had an unusually large number of these calls, including $467 million of bank-issued hybrid securities. Fixed maturity securities are more likely to be called in a declining interest-rate environment, as these callable securities can often be refinanced at lower prevailing rates. In addition to bonds with scheduled call dates, our portfolio includes bank-issued hybrid securities with provisions allowing the security to be called in the event of a change in capital treatment. Many banks chose to call their hybrid securities in 2012, and to a lesser extent in 2013, because the Dodd-Frank Act phases out the partial equity credit historically allowed for these securities. Of our $12.3 billion fixed maturity portfolio at amortized cost as of September 30, 2013, we held $134 million book value of bank hybrid securities with a weighted average yield of 6.87% that were callable without a make-whole provision and $174 million of other fixed maturity securities with a weighted average yield of 5.86% that were callable solely at the discretion of the issuer but that had not been called at September 30, 2013. In addition, we also held $173 million book value of non-bank hybrid securities with a weighted average yield of 5.94% that become callable solely at the discretion of the issuer on various scheduled dates during the next three years. Many factors can be involved in an issuer’s decision to call a bond. Therefore, it is difficult to predict whether or not a bond will be called in the future, and, if so, when it will be called. If these bonds were to be called, there would be a reduction in future net investment income if the average yield on called securities exceeds prevailing new money rates. Approximately 66% of the callable bank hybrid securities were rated below-investment-grade. If called, both the ratio of below-investment-grade securities to our investment portfolio and statutory required capital would also decrease.

Excess investment income is reduced by the required interest on net insurance policy liabilities, because we consider these amounts to be components of the profitability of our insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products (formerly SFAS 60, now incorporated into ASC 944-20-05), which mandates that interest rate assumptions be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on premiums received in the future from policies of that issue year, and cannot be changed.

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

Required interest on net insurance policy liabilities increased $29 million or 10% to $325 million. The increase in required interest was slightly lower than the 12% growth in average net interest-bearing insurance policy liabilities. This was primarily due to the impact of Family Heritage, as the discount rate associated with Family Heritage’s net policy reserves was less than the weighted average discount rate on other business.

Financing costs rose 4% or $2.4 million to $61 million, as a result of a $3.3 million increase in additional interest from the funded debt issuances and repayments that occurred in late 2012, partially offset by the $1.2 million reduction in interest from the maturity of our $94 million 7 3/8% Notes in August, 2013. Because of these transactions, interest on funded debt will decline slightly going forward. More information concerning debt can be found in the Capital Resources section of this report.

As previously mentioned, excess investment income declines when the growth in investment income is less than the growth of the required interest on net insurance policy liabilities and financing costs, such as we have experienced in recent periods. In an extended low-interest-rate environment, the growth in investment income is negatively impacted as higher-yielding assets mature, are called, or are sold and we reinvest the proceeds of the dispositions at lower yield rates. We believe, however, that any such potential negative impact in the near term will be mitigated by the fact that only 1% to 2% of fixed maturities on average are expected to run off each year over the next five years.

We have been encouraged by higher market interest rates in 2013 because of the positive impact that higher rates should have on our excess investment income. Even at current new money rates, we would expect to see only modest declines in the average portfolio yield rate over the next few years compared to the larger declines in recent years. This development is due to the significant reduction in our holdings of bank hybrid securities and future maturities of bonds with lower interest rates than in the past. Excess investment income benefits from increases in long-term rates available on new investments and decreases in short-term borrowing rates. Of these two factors, higher investment rates have the greater impact because the amount of cash that we invest at long-term interest rates is significantly greater than the amount that we borrow at short-term rates. Therefore, Torchmark benefits when rates rise, especially long-term rates. Even a sudden, significant increase in interest rates would be beneficial because Torchmark has very little disintermediation risk. Also, we are not concerned with potential interest-rate driven unrealized losses in our fixed maturity portfolio because we have the intent, and more importantly, the ability to hold our fixed maturities to maturity.

In response to lower interest rates and their negative impact on margins, we raised the premium rates for new business on major life products in 2012. The increased premium has provided additional margin to help offset the possible future reductions in excess investment income and has not had a detrimental impact on sales.

Because actuarial discount rates are locked in for life on essentially all of our business, existing future policy benefits and deferred acquisition costs are not affected by changes in investment yields unless a loss recognition event occurs. Due to the strength of our underwriting margins and the current positive spread between the yield on our investment portfolio and the weighted-average discount rate of our in force block, we do not expect that an extended low-interest-rate environment would cause a loss recognition event for Torchmark.

Investments (acquisitions), comparing the first nine months of 2013 with the first nine months of 2012. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is generally invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2013	2012
Cost of acquisitions:
Investment-grade corporate securities	$807	$749
Taxable municipals	0	$1
Other	18	5

Total fixed-maturity acquisitions	$825	$755

Effective annual yield*	4.37%	4.54%

Average life, in years to:
Next call	26.4	24.3
Maturity	27.0	26.0
Average rating	A-	BBB+

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2013 was as follows:

Invested Assets At September 30, 2013

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$12,267	95%
Equities (at cost)	1	0
Policy loans	442	4
Other long-term investments	15	0
Short-term investments	136	1

Total	$12,861	100%

Approximately 95% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up approximately 4% of our investments. We also have insignificant investments in equity securities and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at September 30, 2013.

Fixed Maturities by Component

(Dollar amounts in millions)

					% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value
Corporates	$9,882	$749	$(278)	$10,353	81	81
Redeemable preferred stock	523	28	(17)	534	4	4
Municipals	1,278	84	(10)	1,352	10	11
Government-sponsored enterprises	354	0	(52)	302	3	2
Governments & agencies	122	2	(3)	121	1	1
Residential mortgage-backed*	8	0	0	8	0	0
Collateralized debt obligations	68	0	(15)	53	1	1
Other asset-backed securities	32	2	0	34	0	0

Total fixed maturities	$12,267	$865	$(375)	$12,757	100	100

*	Includes GNMA’s

At September 30, 2013, fixed maturities had a fair value of $12.8 billion, compared with $13.5 billion at December 31, 2012. The net unrealized gain position in the fixed-maturity portfolio declined from a net gain of $1.6 billion at December 31, 2012 to a net gain of $490 million at September 30, 2013, as a result of an increase in market interest rates. While our September 30, 2013 net unrealized gain of $490 million consisted of gross unrealized gains of $865 million offset by $375 million of gross unrealized losses, our December, 2012 net unrealized gain consisted of a gross unrealized gain of $1.7 billion and gross unrealized loss of $89 million.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at September 30, 2013.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Financial - Life/Health/PC Insurance	$1,778	$152	$(23)	$1,907	15%	15%
Financial - Bank	690	46	(22)	714	6	6
Financial - Other	570	49	(15)	604	5	5

Subtotal Financial	3,038	247	(60)	3,225	26	26

Utilities	2,191	182	(62)	2,311	18	18
Government (US, municipal, and foreign)	1,755	85	(66)	1,774	14	14
Energy	1,399	105	(23)	1,481	11	11
Basic Materials	865	41	(30)	876	7	7
Other Industrials	784	41	(36)	789	6	6
Consumer, Non-cyclical	752	68	(32)	788	6	6
Transportation	551	35	(27)	559	4	4
Communications	480	40	(17)	503	4	4
Consumer, Cyclical	376	21	(7)	390	3	3
Collateralized debt obligations	68	0	(15)	53	1	1
Mortgage-backed Securities	8	0	0	8	0	0

Total fixed maturities	$12,267	$865	$(375)	$12,757	100%	100%

At September 30, 2013, approximately 44% of the fixed-maturity assets at amortized cost and fair value were in the financial and utility sectors. The balance of the portfolio is spread among 392 issuers in a wide variety of sectors. The financial sector had a net unrealized gain of $187 million at September 30, 2013, compared with a gain of $339 million at December 31, 2012. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at September 30, 2013 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$786	6	$746	6
AA	1,293	11	1,381	11
A	3,330	27	3,560	28
BBB+	2,779	23	2,896	23
BBB	2,592	21	2,689	21
BBB-	901	7	953	7

Investment grade	11,681	95	12,225	96

Below investment grade:
BB	330	3	316	2
B	151	1	133	1
Below B	105	1	83	1

Below investment grade	586	5	532	4

	$12,267	100	$12,757	100

Of the $12.3 billion of fixed maturities at September 30, 2013, $11.7 billion or 95% at amortized cost were investment grade with an average rating of A-. Below-investment-grade bonds were $586 million with an average rating of B+ and were 5% of fixed maturities, the same as at the end of 2012. Below-investment-grade bonds at amortized cost were 17% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2013. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2012.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first nine months of 2013 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2012	$585
Downgrades by rating agencies	99
Upgrades by rating agencies	(38)
Disposals	(62)
Amortization and other	2

Balance as of September 30, 2013	$586

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

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At September 30, 2013	At December 31, 2012	At September 30, 2012
Average annual effective yield (1)	5.91%	6.04%	6.33%
Average life, in years, to:
Next call (2)	18.5	18.3	17.9
Maturity (2)	21.6	22.3	22.4
Effective duration to:
Next call (2), (3)	10.4	10.8	10.5
Maturity (2), (3)	11.7	12.3	11.9

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first nine months of 2013 with the first nine months of 2012. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2013		2012
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(1,236)	$(0.01)	$8,037	$0.08
Investments called or tendered	5,123	0.05	2,759	0.03
Real estate:
Sold	(159)	0.00	292	0.00
Other-than-temporary impairments	(1,741)	(0.02)	0	0.00
Other	987	0.01	(71)	0.00

Total	$2,974	$0.03	$11,017	$0.11

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first nine months of 2013, the Parent Company received $392 million of cash dividends from the life insurance subsidiaries. This compared with $417 million in 2012, including certain transfers. For the full year 2013, cash dividends from the life insurance subsidiaries are expected to total approximately $488 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At September 30, 2013, the Parent Company had $117 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. We have a credit facility in place with a group of lenders which allows for unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates January 7, 2015. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at September 30, 2013.

Short-term debt consists of our commercial paper outstanding as noted above. In August, 2013, we repaid our $94 million par value 7  3/8% Notes which were previously classified as short-term debt because of their maturity within one year. They were redeemed with funds held at the Parent Company. The following table presents certain information about our commercial paper borrowings.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	At September 30, 2013	At December 31, 2012	At September 30, 2012
Balance at end of period (par value)	$228.0	$225.2	$225.9
Annualized interest rate	.30%	.36%	.45%
Letters of credit outstanding	$198.0	$198.0	$198.0
Remaining amount available under credit line	$174.0	$176.8	$176.1

	For the nine months ended
	September 30, 2013	September 30, 2012
Average balance outstanding during period (par value)	$274.7	$256.3
Daily-weighted average interest rate (annualized)	.31%	.44%
Maximum daily amount outstanding during period (par value)	$314.0	$385.0

Our balance of commercial paper outstanding at September 30, 2013 was $228 million, compared with $225 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the nine-month periods ended September 30, 2013 and 2012.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $771 million in the first nine months of 2013, compared with $698 million in the same period of 2012. In addition to cash inflows from operations, our companies have received $349 million in investment calls and tenders and $105 million in scheduled maturities or repayments during the 2013 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $175 million at September 30, 2013, compared with $157 million at December 31, 2012. In addition to these liquid assets, the entire $12.8 billion (fair value at September 30, 2013) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

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

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $991 million at September 30, 2013, compared with $990 million at December 31, 2012. An analysis of long-term debt issues outstanding is as follows at September 30, 2013.

Long Term Debt at September 30, 2013

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Senior Notes	2016	6.375%		$250.0	$248.7	$279.3
Senior Notes	2019	9.250		292.7	290.2	382.2
Senior Notes (1)	2022	3.800		150.0	147.3	147.7
Notes	2023	7.875		165.6	163.6	206.0
Junior Subordinated Debentures	2052	5.875		125.0	120.8	110.3
Junior Subordinated Debentures (2)	2036	3.554	(3)	20.0	20.0	20.0

Total long-term debt				$1,003.3	$990.6	$1,145.5

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)	Assumed upon November 1, 2012 acquisition of Family Heritage.
(3)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.

During the third quarter of 2012, we issued $300 million principal amount of our 3.8% Senior Notes and $125 million of our 5 7/8% Junior Subordinated Debentures. As a part of the offering of the 3.8% Senior Notes, $150 million principal amount were purchased by our insurance subsidiaries and were eliminated in consolidation. Proceeds from the Senior Notes provided a portion of the funding for the Family Heritage purchase in November, 2012. In the fourth quarter of 2012, we used the proceeds from the Junior Subordinated Debentures to call and redeem our 7.1% Trust Originated Preferred Securities in the principal amount of $120 million. Additionally, in the fourth quarter of 2012, we assumed $20 million principal amount of floating-rate Junior Subordinated Debentures as part of the acquisition price of Family Heritage. Interest is computed as the three-month LIBOR plus 330 basis points. These debt transactions in 2012, together with the repayment of the $94 million of 7.375% Notes in the third quarter of 2013, resulted in approximately $2.7 million in increased interest cost in the first nine months of 2013. These transactions should result in slightly reduced interest cost going forward.

Shareholders’ equity was $3.8 billion at September 30, 2013. This compares with $4.4 billion at December, 31, 2012 and $4.3 billion at September 30, 2012. During the nine months since December 31, 2012, shareholders’ equity was decreased by $343 million because of share purchases. Equity was also decreased by after-tax unrealized losses of $699 million in the fixed-maturity portfolio, as interest rates have risen over this period of time. Net income added $386 million over the same nine-month period.

As previously noted under the caption Highlights in this report, we acquired 4.2 million of our outstanding common shares under our share repurchase program during the first nine months of 2013. These shares were acquired at a cost of $265 million (average of $62.44 per share), compared with purchases of 6.6 million shares at a cost of $318 million in the first nine months of 2012.

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

Selected Financial Data

	At September 30, 2013		At December 31, 2012		At September 30, 2012
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities (millions)	$12,757	$490	$13,541	$1,578	$12,503	$1,574
Deferred acquisition costs (millions)	3,306	(13)	3,198	(25)	2,995	(27)
Total assets (millions)	18,138	477	18,777	1,553	17,940	1,547
Short-term debt (millions)	228	0	319	0	320	0
Long-term debt (millions)	991	0	990	0	1,089	0
Shareholders’ equity (millions)	3,777	310	4,362	1,009	4,309	1,006

Book value per diluted share	40.97	3.37	45.85	10.61	44.86	10.47
Debt to capitalization (2)	24.4%	(1.6)%	23.1%	(5.0)%	24.6%	(5.3)%

Diluted shares outstanding (thousands)	92,195		95,138		96,058
Actual shares outstanding (thousands)	90,754		94,236		94,882

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
(2)	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.1 times in the 2013 nine months, compared with 10.2 times in the 2012 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2013.

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

As of the end of the fiscal quarter completed September 30, 2013, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2013, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously reported in filings with the SEC, Torchmark subsidiary, United American was named as defendant in purported class action litigation filed on May 31, 2011 in Cross County Arkansas Circuit Court and subsequently removed to the United States District Court, Eastern District of Arkansas (Kennedy v. United American Insurance Company (Case No. 2:11-cv-00131-SWW). In the litigation, filed on behalf of a proposed nationwide class of owners of certain limited benefit hospital and surgical expense policies from United American, the plaintiff alleged that United American breached the policy by failing and/or refusing to pay benefits for the total number of days an insured is confined to a hospital and by limiting payment to the number of days for which there are incurred hospital room charges despite policy obligations allegedly requiring United American to pay benefits for services and supplies in addition to room charges. Claims for unjust enrichment, breach of contract, bad faith refusal to pay first party benefits, breach of the implied duty of good faith and fair dealing, bad faith, and violation of the Arkansas Deceptive Trade Practices Act were initially asserted. The plaintiff sought declaratory relief, restitution and/or monetary damages, punitive damages, costs and attorneys’ fees. In September 2011, the plaintiff dismissed all causes of action, except for the breach of contract claim. On November 14, 2011, plaintiff filed an amended complaint based upon the same facts asserting only breach of contract claims on behalf of a purported nationwide restitution/monetary relief class or, in the first alternative, a purported multiple- state restitution/monetary relief class or, in the second alternative, a purported Arkansas statewide restitution/monetary relief class. Restitution and/or monetary relief for United American’s alleged breach of contract, costs, attorney’s fees and expenses, expert fees, prejudgment interest and other relief sought on behalf of the plaintiff and members of the class. On December 7, 2011, United American filed a Motion to Dismiss the plaintiff’s amended complaint, which the Court subsequently denied on July 24, 2012. On September 28, 2012, plaintiff filed a second amended and supplemental complaint with the same allegations on behalf of a nationwide class or alternatively, an Arkansas statewide class limited to GSP2 policies. Plaintiff filed a third supplemental and amending class action complaint and a motion for leave to file an amended complaint on November 21, 2012 again with the same allegations but a different plaintiff class and alternatively, for sub-classes or a multistate class, which was opposed by United American. Plaintiff also filed a motion for class certification on November 21, 2012. On December 28, 2012, United American filed its response to plaintiff’s motion for class certification. On April 3, 2013, the Court denied plaintiff’s motion for class certification and plaintiff’s motion for leave to file a third amended complaint. The case was settled by the parties on September 12, 2013 and the dismissal was filed with the Court on September 24, 2013.

As previously reported in filings with the SEC, Torchmark and its subsidiary, United American were named as defendants in purported class action litigation filed November 27, 2012 in U. S. District Court for the Southern District of California (Friedman, et al. v. Torchmark Corporation, et al., Case No. 12CV2837 IEGBGS). In the litigation, filed on behalf of a nationwide class of persons who had, within four years of the filing of the complaint, received any sales or solicitation telephone calls from Torchmark and United American to telephone numbers registered with the National Do Not Call Registry and who had not maintained a business relationship with the defendants within eighteen months of receiving defendants’ calls, plaintiff asserted violations of the Telephone Consumer Protection Act (47 U.S.C. 27 et seq.) by virtue of pre-recorded calls inviting the plaintiff to contact United American to attend a “recruiting webinar”. Monetary damages for each separate violation of TCPA were sought. On January 3, 2013, motions to dismiss were filed on behalf of Torchmark (not objected to by plaintiff) and United American (objected to by plaintiff). The Court granted Torchmark’s motion to dismiss on February 20, 2013 and United American’s motion to dismiss on April 16, 2013, with leave to the plaintiff to file an amended complaint against United American by May 7, 2013. Plaintiff filed an amended complaint on May 7, 2013 and on May 17, 2013, United American filed a motion to dismiss this amended complaint, which was opposed by the plaintiff. The Court granted United American’s motion to dismiss on August 13, 2013 and the plaintiffs did not appeal the dismissal.

Torchmark’s subsidiary, First United American Life Insurance Company was named as a defendant in litigation filed August 5, 2011 in New York Supreme Court, King’s County (Maimonides Medical Center v. First United American Life Insurance Company, Index No. 17935/2011). In the litigation, Maimonides, a New York not-for-profit hospital, alleged that First United American owed approximately $15 million in unpaid claims for medical services provided to six of First United American’s Medicare supplement insureds who had exhausted Medicare. Maimonides asserted that New York Insurance Law §3224-a (the “Prompt Pay Law”) mandated that once Medicare is exhausted, the Medicare supplement insurer must pay the provider’s billed amounts as opposed to the Medicare-approved amounts, which were the amounts paid by First United American. First United American filed a partial motion to dismiss based upon the lack of a private right of action under New York’s Prompt Pay Law in October 2011. The Court denied the motion to dismiss on February 22, 2012, holding that Maimonides could bring a private cause of action. First United American appealed this ruling to the Appellate Division in March 2012 and oral arguments on the appeal were held in May 2013. Mediation of this matter was held on August 6, 2013 and all parties entered into a confidential settlement of this matter on October 4, 2013.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	292,000	$68.55	292,000
August 1-31, 2013	706,300	70.67	706,300
September 1-30, 2013	368,000	71.72	368,000

At its August 7, 2013 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(10.1)	Compensation of Chairman of the Board
(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended September 30, 2013

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 8, 2013	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chief Executive Officer

Date: November 8, 2013	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chief Executive Officer

Date: November 8, 2013	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer