Form 10-K
period 2013-12-31
TORCHMARK CORP
filed 2014-02-28
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,966,271,678 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2014
Common Stock, $1.00 par value per share	88,555,738 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2014 (Proxy Statement)	Part III

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	5,302 producing agents in the U.S., Canada, and New Zealand.

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage, Medicare Supplement, and Medicare Part D marketed to middle-income Americans.	Direct mail, internet, television, magazine; nationwide.

Family Heritage Exclusive Agency	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to middle-income families.	695 captive agents

Liberty National Exclusive Agency	Liberty National Life Insurance Company McKinney, Texas	Individual life and supplemental health insurance marketed to middle-income families.	1,430 producing agents

United American Independent Agency	United American Insurance Company McKinney, Texas	Medicare Supplement and Medicare Part D coverage to Medicare beneficiaries and, to a lesser extent, supplemental limited-benefit health coverage to people under age 65.	2,414 independent producing agents.

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

	Annualized Premium in Force (Amounts in thousands)
	2013	2012	2011
Whole life:
Traditional	$1,235,904	$1,213,304	$1,153,621
Interest-sensitive	58,549	63,290	68,832
Term	591,628	551,583	524,784
Other	69,320	66,840	66,468

	$1,955,401	$1,895,017	$1,813,705

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	Annualized Premium in Force (Amounts in thousands)
	2013	2012	2011
Direct response	$688,866	$659,026	$630,044
Exclusive agents:
American Income	749,165	705,417	642,803
Liberty National	287,079	295,396	302,489
Independent agents:
United American	17,846	19,533	22,203
Other	212,445	215,645	216,166

	$1,955,401	$1,895,017	$1,813,705

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

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2013 by product category.

	Annualized Premium in Force (Amounts in thousands)
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$435,788	36	$450,812	37	$451,773	44
Limited-benefit plans	451,656	37	451,941	37	281,633	28
Medicare Part D	322,763	27	325,749	26	282,987	28

Total Health	$1,210,207	100	$1,228,502	100	$1,016,393	100

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2013 by marketing (distribution) method.

	Annualized Premium in Force (Amounts in thousands)
	2013	2012	2011
Direct response	$55,270	$60,206	$58,512
Exclusive agents:
Liberty National	240,581	259,452	284,204
American Income	71,354	73,280	72,991
Family Heritage	201,054	187,979	0
Independent agents:
United American	319,185	321,836	317,699

	887,444	902,753	733,406
Medicare Part D	322,763	325,749	282,987

	$1,210,207	$1,228,502	$1,016,393

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ending December 31, 2013 comprised less than 1% of premium.

Pricing

Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, and expenses. These assumptions are based on Company experience and projected investment earnings. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on annuity products and certain individual life products. Profitability is affected to the extent actual experience deviates from the assumptions made in pricing and to the extent investment income varies from that which is required for policy reserves.

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

Reserves

The life insurance policy reserves reflected in Torchmark’s financial statements as future policy benefits are calculated based on generally accepted accounting principles (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Torchmark’s reserves are reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 96% of total investments at fair value at December 31, 2013. (See Note 4—Investments in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Personnel

At the end of 2013, Torchmark had 2,890 employees.

Item 1A.    Risk Factors

Risks Related to Our Business

Product Marketplace and Operational Risks:

The insurance industry is a regulated industry, populated by many firms. We operate in the life and health insurance sectors of the insurance industry, each with its own set of risks.

The development and maintenance of our various distribution systems are critical to growth in product sales and profits.    Because our life and health insurance sales are primarily made to individuals, rather than groups, and the face amounts sold are lower than that of policies sold in the higher income market, the development, maintenance, and retention of adequate numbers of producing agents and direct response systems to support growth of sales in this market are critical. Adequate compensation that is competitive with other career opportunities and that also motivates producing agents to increase sales is critical, as our competitors seek to hire away our agents from time to time. In direct response, continuous development of new offerings and cost efficiency are key. Less than optimum execution of these strategies may result in reduced sales and profits.

Economic conditions may materially adversely affect our business and results of operations. We serve primarily the middle-income market for individual protection life and health insurance and, as a result, we compete directly with alternative uses of a customer’s disposable income. If disposable income within this demographic group declines or the use of disposable income becomes more limited, as a result of a significant, sustained economic downturn or otherwise, then new sales of our insurance products could become more challenging, and our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

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

A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition and results of operations.    Various rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in our insurance products. A downgrade or other negative action by a rating agency with respect to the financial strength ratings of our insurance subsidiaries could negatively affect us in many ways, including the following: limiting or restricting the ability of our insurance subsidiaries to pay dividends to us and adversely affecting our ability to sell insurance products through our independent agencies.

Rating agencies also publish credit ratings for us. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to our overall ability to access certain types of liquidity. Actual or anticipated downgrades in our credit ratings, or an announcement that our ratings are under further review for a downgrade, could have a negative effect on our operations, including limiting our access to capital markets, increasing the cost of debt, impairing our ability to raise capital to refinance maturing debt obligations, limiting our capacity to support growth at our insurance subsidiaries, and making it more difficult to maintain or improve the current financial strength ratings of our insurance subsidiaries.

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

Reputational Risk:

Damage to the reputation of Torchmark or its subsidiaries could affect our ability to conduct business. Negative publicity published through traditional media, internet, social media, and other public forums could damage our reputation and adversely impact our agent recruiting efforts, ability to market our products, and the persistency of our block of inforce policies.

Life Insurance Marketplace Risk:

Our life products are sold in selected niche markets. We are at risk should any of these markets diminish. We have two life distribution channels that focus on distinct market niches: labor union members and sales via direct response solicitation. Deterioration of our relationships with organized labor or adverse changes in the public’s receptivity to unsolicited direct response marketing could negatively affect this business.

Health Insurance Marketplace Risks:

The health insurance market is more subject to legislative scrutiny than the life insurance market. Legislative changes could impact our Medicare Supplement, Medicare Part D, and other supplemental health businesses. The nature and timing of any such changes cannot be predicted and could have a material adverse effect on that business.

Competition in the health market can be significant. Sales of our health insurance products are subject to competition from other health insurance companies and alternative healthcare providers, such as those that provide alternatives to traditional Medicare to seniors. In addition, some insurers may be willing to significantly reduce their profit margins or under price new sales in order to gain market share. We have chosen not to compete for market share based on these terms. Accordingly, changes in the competitive landscape, including the pricing strategies employed by our competitors, could negatively impact the future sales of our health insurance products.

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

Investment Risks:

Our investments are subject to market and credit risks.    Our invested assets are subject to the customary risks of defaults, downgrades, and changes in market values. Substantially all of our investment portfolio consists of fixed-maturity and short-term investments. A significant portion of our fixed-maturity investments is comprised of corporate bonds, exposing us to the risk that individual corporate issuers will not have the ability to make required interest or principal payments on the investment. Factors that may affect both market and credit risks include interest rate levels, financial market performance, disruptions in credit markets, and general economic conditions, legislative changes, particular circumstances affecting the businesses or industries of each issuer, and other factors beyond our control. Additionally, because the majority of our investments are longer-term fixed maturities that we typically hold until maturity, significant increases in interest rates, widening of credit spreads, or inactive markets associated with market downturns could cause a material temporary decline in the fair value of our fixed investment portfolio, even with regard to performing assets. These declines could cause a material increase in unrealized losses in our investment portfolio. Significant unrealized losses can substantially reduce our capital position and shareholders’ equity. It is possible that our investment in certain of these securities with unrealized losses may experience a default event and that a portion or all of that unrealized loss may not be recoverable. In that case, the unrealized loss will be realized, at which point we would take an impairment charge, reducing our net income.

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

Liquidity Risks:

Our liquidity to fund operations is substantially dependent on funds available, primarily dividends, from our insurance subsidiaries.    As a holding company with no direct operations, our principal asset is the capital stock of our insurance subsidiaries, which periodically declare and distribute dividends on their capital stock. Moreover, our liquidity, including our ability to pay our operating expenses and to make principal and interest payments on debt securities or other indebtedness owed by us, as well as our ability to pay dividends on our common stock or any preferred stock, depends significantly upon the surplus and earnings of our insurance subsidiaries and the ability of these subsidiaries to pay dividends or to advance or repay funds to us. Other sources of liquidity for us also include a variety of short- and long-term instruments, including our credit facility, commercial paper, long-term debt, intercompany financing, and reinsurance.

The principal sources of our insurance subsidiaries’ liquidity are insurance premiums, as well as investment income, maturities, repayments, and other cash flow from our investment portfolio. Our insurance subsidiaries are subject to various state statutory and regulatory restrictions applicable to insurance companies that limit the amount of cash dividends, loans, and advances that those subsidiaries may pay to us, including laws establishing minimum solvency and liquidity thresholds. For example, in the states where our companies are domiciled, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are generally limited to the greater of prior year statutory net income, excluding capital gains, on an annual noncumulative basis or 10% of prior year statutory surplus without regulatory approval. Accordingly, impairments in invested assets or a disruption in our insurance subsidiaries’ operations that reduces their capital or cash flow could limit or disallow payment of dividends to us, a principal source of our cash flow.

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

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital.     Should credit spreads widen in the future, the interest rate on any new debt obligation we may issue could increase, and our net income could be reduced. If the credit and capital markets were to experience significant disruption, uncertainty, and instability, these conditions could adversely affect our access to capital. Such market conditions may limit our ability to replace maturing liabilities (in a timely manner or at all) and/or access the capital necessary to grow our business.

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

We cannot predict the timing or substance of any future regulatory initiatives. In recent years, there has been increased scrutiny of insurance companies, including our insurance subsidiaries, by insurance regulatory authorities, which has included more extensive examinations and more detailed review of disclosure documents. These regulatory authorities may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties, or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations, or financial condition. Additionally, changes in the overall legal or regulatory environment may, even absent any particular regulatory authority’s interpretation of an issue changing, cause us to change our views regarding the actions that we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow, impact regulatory capital requirements, or otherwise negatively impact the profitability of our business.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Record and Consumer Protection Act of 2010 establishes a Federal Insurance Office (FIO) within the Department of the Treasury, and the Patient Protection and Affordable Care Act (Affordable Care Act) created the Center for Consumer Information and Insurance Oversight (CCIIO), originally established under the Department of Health and Human Services and subsequently transferred to the Centers for Medicare and Medicaid Services (CMS). The creation of these insurance regulatory offices may indicate that the federal government intends to play a larger role in the direct regulation of the insurance industry. We cannot predict what impact, if any, the FIO and CCIIO, as well as any other proposals for federal regulation of insurance could have on our business, results of operations, or financial condition.

Changes in U.S. federal income tax law could increase our tax costs.    Changes to the Internal Revenue Code, administrative rulings, or court decisions affecting the insurance industry, including the products it offers, could increase our effective tax rate and lower our net income, or negatively effect our ability to sell some of our products.

Changes in accounting standards issued by accounting standard-setting bodies may affect our financial statements, reduce our reported profitability, and change the timing of profit recognition.    Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (GAAP), which principles are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. Further, standard setters have a full agenda of unissued topics under review at any given time, any of which have the potential to negatively impact our profitability.

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

Information Security and Technology Risk:

A network security breach, the introduction of malware in our computing environment, a disaster, or other unanticipated event could affect the computer systems of Torchmark or its subsidiaries, and could damage our business and adversely affect our financial condition and results of operations. Despite our implementation of cyber security measures to protect our hardware, software, data, and networks from attack, damage, or unauthorized access, our computing environment could be subject to physical and electronic break-ins and similar disruptions from unauthorized tampering with our systems.

We retain confidential information in our computer systems. Anyone who is able to circumvent our cyber security measures and penetrate our computer systems could access, view, misappropriate, alter or delete information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any compromise of the security of our computer systems that results in an inappropriate access, use, or disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability, and require us to incur significant technical, legal and other expenses.

In the event of a disaster, such as a natural catastrophe, an industrial accident, a blackout, or a terrorist attack or war, our computer systems may be inaccessible to our employees or customers for a period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed.

Item 1B.    Unresolved Staff Comments

As of December 31, 2013, Torchmark had no unresolved staff comments.

Item 2.    Properties

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Torchmark owns and occupies a 290,000 square foot facility located in McKinney, Texas (a north Dallas suburb). This facility is Torchmark’s corporate headquarters and also houses the operations of United American.

Liberty operates its home office activities out of a 24,000 square foot facility leased in Hoover, Alabama (a Birmingham suburb). Approximately 8,000 square feet of storage space has also been leased near the home office facility. Liberty also operates a company-owned district office used for agency sales personnel. During 2013, Liberty sold a 487,000 square foot building in Birmingham, Alabama, which served as its home office until 2010.

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

Family Heritage owns 50% of a partnership that owns an approximate 66,000 square foot building in Broadview Heights, Ohio (a suburb of Cleveland) that serves as Family Heritage’s headquarters. The partnership also leases a portion of the building to unrelated tenants.

Item 3.    Legal Proceedings

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts. Torchmark’s management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which Torchmark and its subsidiaries have substantial business, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

In January 2013, the West Virginia Treasurer filed actions against Torchmark subsidiaries, United American, Globe and American Income in the Circuit Court of Putnam County, West Virginia (State of West Virginia ex rel. John D. Perdue v. United American Insurance Company, et al, Civil Action No. 12-C-439). The actions, which also name numerous other unaffiliated insurance companies, allege violations of the West Virginia Uniform Unclaimed Property Act and seek to compel compliance with that Act through the reporting and remittance of unclaimed life insurance proceeds to the State Treasurer as administrator of the West Virginia Unclaimed Property Fund. This litigation was stayed as to these Torchmark subsidiaries pending completion of the unclaimed property audits being conducted by various State Departments of Revenue, discussed more fully below, and a motion to dismiss the West Virginia litigation was subsequently granted as to all defendants in the case by the Court in January 2014. West Virginia has filed an appeal of this decision and thus, the stay of the litigation against the Torchmark subsidiaries has been reinstated.

Torchmark subsidiaries are currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty-seven states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any liability. The audits are wide-ranging and seek large amounts of data regarding claims handling, procedures, and payments of contract benefits arising from unreported death claims. Amounts that could be payable to insurance beneficiaries and to the states for the escheatment of abandoned property represent insurance liabilities and are included in the Company’s estimate of policy benefits under the caption “Total policy liabilities” on the Consolidated Balance Sheets. No estimate of range can be made for loss contingencies related to possible administrative penalties at this time.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 3,176 shareholders of record on December 31, 2013, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are as follows:

		2013 Market Price		Dividends Per Share
Quarter		High	Low
1		$59.80	$52.55	$.15
2		65.72	58.14	.17
3		72.98	65.83	.17
4		78.53	70.67	.17
Year-end closing price	$78.15

		2012 Market Price		Dividends Per Share
Quarter		High	Low
1		$50.55	$43.36	$.12
2		50.55	45.29	.15
3		52.76	49.10	.15
4		52.97	49.55	.15
Year-end closing price	$51.67

(c)	Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2013

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	506,000	$72.41	506,000
November 1-30, 2013	692,618	74.54	692,618
December 1-31, 2013	669,716	76.62	669,716

On August 7, 2013, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

(e)	Performance Graph

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2013	2012	2011	2010	2009
Premium revenue:
Life	$1,885,332	$1,808,524	$1,726,244	$1,663,699	$1,591,853
Health	1,166,410	1,047,379	929,466	987,421	1,017,711
Other	532	559	608	638	541
Total	3,052,274	2,856,462	2,656,318	2,651,758	2,610,105
Net investment income	709,743	693,644	693,028	676,364	632,540
Realized investment gains (losses)	7,990	37,833	25,904	37,340	(129,492)
Total revenue	3,771,938	3,589,516	3,377,401	3,367,632	3,115,073
Income from continuing operations	528,472	529,324	497,616	504,095	364,273
Income from discontinued operations	0	0	0	29,784	18,901
Loss on disposal, net of tax	0	0	(455)	(35,013)	0
Net income	528,472	529,324	497,161	498,866	383,174
Per common share:
Basic earnings:
Income from continuing operations	5.76	5.48	4.60	4.13	2.93
Income (loss) from discontinued operations	0.00	0.00	(0.01)	(0.04)	0.15
Net income	5.76	5.48	4.59	4.09	3.08
Diluted earnings:
Income from continuing operations	5.68	5.41	4.53	4.09	2.93
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.04)	0.15
Net income	5.68	5.41	4.53	4.05	3.08
Cash dividends declared	0.68	0.60	0.46	0.41	0.38
Cash dividends paid	0.66	0.57	0.45	0.41	0.37
Basic average shares outstanding	91,765	96,614	108,278	122,009	124,550
Diluted average shares outstanding	93,043	97,898	109,815	123,123	124,550
As of December 31,	2013	2012	2011	2010	2009
Cash and invested assets(1)	$13,456,944	$14,155,919	$12,437,699	$11,563,656	$10,054,764
Total assets(1)	18,191,744	18,776,910	16,588,272	15,622,973	15,514,761
Short-term debt	229,070	319,043	224,842	198,875	233,307
Long-term debt(2)	990,865	989,686	914,282	913,354	919,761
Shareholders’ equity	3,776,342	4,361,786	3,859,631	3,667,329	3,068,043
Per diluted share	41.49	45.85	37.91	30.35	24.60
Effect of fixed maturity revaluation on diluted equity per share(3)	2.72	10.61	5.95	0.55	(2.23)
Annualized premium in force:
Life(1)	1,955,401	1,895,017	1,813,705	1,753,046	1,694,402
Health(1)	1,210,207	1,228,502	1,016,393	973,625	1,026,560
Total	3,165,608	3,123,519	2,830,098	2,726,671	2,720,962
Basic shares outstanding	89,502	94,236	100,579	118,865	124,261
Diluted shares outstanding	91,025	95,138	101,808	120,815	124,739
(1)	At December 31, 2012, cash and invested assets included $615 million, total assets included $869 million, annualized life premium in force included $949 thousand, and annualized health premium in force included $188 million, representing the business acquired in the acquisition of Family Heritage in 2012.
(2)	Includes Torchmark’s 7.1% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheets at year ends 2009 through 2011 in the amount of $123.7 million.
(3)	There is an accounting rule (ASC 320-10-35-1) requiring available-for-sale fixed maturities to be revalued at fair value each period. The effect of this rule on diluted equity per share reflects the amount added or (deducted) under this rule to produce GAAP Shareholders’ equity per share. Please see the explanation and discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

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

Net investment income

Less:

    Required interest on net policy liabilities

    Financing costs

The tables in Note 14—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2013. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	2013	2012	2011	2013 Change	%	2012 Change	%
Life insurance underwriting margin	$545,059	$509,476	$460,963	$35,583	7	$48,513	11
Health insurance underwriting margin	231,807	197,341	188,990	34,466	17	8,351	4
Annuity underwriting margin	3,939	3,465	2,345	474	14	1,120	48
Excess investment income	218,826	236,644	258,986	(17,818)	(8)	(22,342)	(9)
Other insurance:
Other income	2,208	1,898	2,507	310	16	(609)	(24)
Administrative expense	(178,898)	(165,405)	(159,109)	(13,493)	8	(6,296)	4
Corporate and adjustments	(34,137)	(29,827)	(22,647)	(4,310)	14	(7,180)	32

Pre-tax total	788,804	753,592	732,035	35,212	5	21,557	3
Applicable taxes	(258,137)	(246,945)	(238,335)	(11,192)	5	(8,610)	4

Total	530,667	506,647	493,700	24,020	5	12,947	3
Realized gains (losses)—investments (after tax)*	3,965	24,591	16,838	(20,626)		7,753
Loss on disposal of discontinued operations (after tax)	0	0	(455)	0		455
Acquisition expense and adjustments—Family Heritage (after tax)	522	(1,914)	0	2,436		(1,914)
Legal settlement expenses (after tax)	(5,931)	0	(7,800)	(5,931)		7,800
Guaranty Fund assessment (after tax)	(751)	0	0	(751)		0
State administrative settlement (after tax)	0	0	(4,486)	0		4,486
Loss on sale of equipment (after tax)	0	0	(636)	0		636

Net income	$528,472	$529,324	$497,161	$(852)	0	$32,163	6

*	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Net income was $528 million in 2013, compared with $529 million in 2012. Net income increased 6% in 2012 from $497 million in 2011. On a diluted per share basis, 2013 net income rose 5% to $5.68 after a 19% increase in 2012. Net income per diluted share in 2012 rose to $5.41 from $4.53 in 2011. The per-share results have exceeded the growth in dollar amounts due to our share repurchase program. Also, each year’s per share net income was affected by realized investment gains, which were $.04, $0.25, and $0.15 in 2013, 2012, and 2011, respectively. More information concerning realized investment gains and losses can be found under the caption Realized Gains and Losses in this report where there is a more complete discussion. Also, as explained in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, we do not consider non-operating items which are not related to the current ongoing reporting performance of our segments as indicated in the chart above to be part of our segment operating income.

As shown in the above chart, after-tax segment results of operations rose each year over the prior year from $494 million in 2011 to $507 million in 2012 to $531 million in 2013. The primary contributor to the growth in both 2013 and 2012 was the underwriting margin in our life insurance segment, in which margins rose $36 million in 2013 and $49 million in 2012. The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented. Also contributing to growth in income in both years was our health insurance segment, which provided $34 million of additional margin in 2013 and $8 million in 2012. The 2013 increase in health margin was primarily due to the inclusion of Family Heritage’s health business for a full year since its acquisition in late 2012. Family Heritage accounted for $32 million of the increase in 2013 margin. The 2012 improvement was largely due to the increased volume in our Medicare Part D program. Both of the years 2013 and 2012 have been negatively impacted by declines in excess investment income, the measure of profitability of our investment segment. These declines in excess investment income have resulted from the continuing low interest rate environment which has pressured investment yields and spreads related to required interest on net policy liabilities, discussed more fully under the caption Investments in this report. Especially in 2012, the impact of the lower interest-rate environment increased as an unusual number of calls, resulting from a new regulation affecting bank hybrid securities, caused us to replace these higher yielding securities with securities at lower yields. The inclusion of Family Heritage’s administrative expenses for a full year for the first time added $8 million of additional administrative expense in 2013. In addition, in both 2013 and 2012, there were increases in stock compensation expense which negatively affected the results during the year. Stock compensation increased $4 million in 2013 and $7 million in 2012. These increases in stock compensation expense resulted primarily from the increase in the value of Torchmark’s stock and not from an increase in the number of grants.

Total revenues rose 5% in 2013 to $3.77 billion, after having risen 6% in 2012 to $3.59 billion. Life premium rose 4% or $77 million in 2013 to $1.89 billion. Life premium increased $82 million in 2012 to $1.81 billion. Net investment income was essentially flat at $694 million in 2012, but rose 2% or $16 million in 2013. Health premium increased 11% to $1.17 billion in 2013 and contributed $119 million to 2013 revenue growth, after having gained 13% to $1.05 billion in 2012. Health premium contributed $117 million to 2012 revenue growth.

While life insurance premium has grown steadily in each of the three years ending December 31, 2013, margins as a percentage of premium have risen even more, rising in 2013 to 29% from 28% in 2012 and 27% in 2011. Segment profits for life insurance were not only positively affected by the premium growth, but also by improvements in persistency in both periods and reductions in non-deferred acquisition costs. Life net sales declined 1% in 2013 to $339 million, but increased 6% in 2012 to $343 million. Life insurance segment results are discussed further in this report under the caption Life Insurance.

With regard to health insurance, we primarily market Medicare Supplement insurance, Medicare Part D prescription drug insurance, other limited-benefit products including cancer, and accident and health products. As noted above, 2013 health premium was positively affected by the inclusion of Family Heritage’s health premium for a full year. The 13% increase in 2012 health premium was a result of the addition of a large number of new low-income Medicare Part D auto-enrollees in the 2012 plan year. The inclusion of Family Heritage also caused our limited-benefit health premium, which is their primary focus, to exceed our Medicare Supplement premium in 2013 for the first time in several years. Prior to 2013, Medicare Supplement was our largest contributor to total health premium. Limited-benefit health premium was $447 million in 2013, increasing 50% over 2012 limited-benefit health premium of $298 million. This increase was a result of the inclusion of Family Heritage’s business. Medicare Supplement premium was $417 million in 2013 but has declined slightly in each successive year from 2011 as lapses have exceeded new sales. Our Medicare Part D premium declined 6% in 2013 to $300 million after having risen 62% to $318 million in 2012. The 2012 increase was a result of the previously-noted addition of low-income auto-enrollees in the 2012 plan. Due to increased competition in the 2013 plan year, we experienced a decrease in 2013 Part D premium. For the 2014 Part D plan year, we were able to qualify for new auto-enrollees in 15 regions, compared with 7 in 2013. As a result, we expect growth in Part D sales and premium in 2014. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

We do not currently offer annuities. See the caption Annuities for discussion of the Annuity segment.

As previously mentioned, the investment segment’s pretax profitability, or excess investment income, declined in both 2013 and 2012. Profitability in this segment is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to insurance products), and financing costs. In recent years, net investment income has not grown as fast as the portfolio. One reason that investment income has grown at a lower rate than mean invested assets has grown in recent years is that new investments have been made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Also, there is sometimes a lag between the time when proceeds from maturities and dispositions are received and when the proceeds are reinvested, during which the funds are held in cash. Growth in total investment income is also somewhat negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments. In 2013, net investment income rose 2% (3% as in accordance with our segment analysis) while the portfolio (at amortized cost) grew 9%.

The interest required on net policy liabilities is deducted from net investment income, and generally grows in conjunction with the net policy liabilities that are supported by the invested assets. The lower new-money yields resulting from the low-interest-rate environment noted above have compressed excess investment income as required interest has continued to grow at approximately the same rate that net policy liabilities have grown. We have implemented certain strategies to offset this effect, including increasing premium rates on sales of new products as discussed under the caption Investments. Financing costs, which consist of the interest required for debt service on our long and short-term debt, are also deducted from net investment income. Financing costs in 2013 were stable at $80 million, but increased 3% in 2012. The 2012 increase was primarily a result of two new debt offerings issued in the latter half of 2012 as described below.

Torchmark’s current investment policy regarding fixed maturities limits new fixed maturity acquisitions to investment-grade securities generally with longer maturities (often exceeding twenty years) that meet our quality and yield objectives. Approximately 96% of our invested assets at fair value consist of fixed maturities of which 96% were investment grade at December 31, 2013. The average quality rating of the portfolio was A-. The portfolio contains no securities backed by sub prime or Alt-A mortgages, no direct investment in residential mortgages, no counterparty risks, no credit default swaps, or other derivative contracts. See the analysis of excess investment income and investment activities under the caption Investments in this report and Note 4—Investments in the Notes to Consolidated Statements of Operations for a more detailed discussion of this segment.

As noted earlier, we issued two new debt offerings during 2012: our $300 million principal amount 3.8% Senior Notes due 2022 and our $125 million principal amount 5.875% Junior Subordinated Debentures due 2052, both issued in September. Proceeds from the Senior Notes were $297 million, but $150 million were purchased by our insurance subsidiaries and were eliminated in consolidation. Proceeds from this offering provided funding for the retirement of our 7 3/8% Senior Notes, which matured and were repaid in August, 2013, and for the acquisition of Family Heritage in November, 2012. The $121 million net proceeds from the Subordinated Debentures were used to fund the call of our $120 million principal amount 7.1% Trust Originated Preferred Securities in October, 2012. More information on these transactions can be found in Note 6—Acquisition and Note 11—Debt in the Notes to Consolidated Financial Statements and in our discussion of Capital Resources in this report.

In each of the years 2011 through 2013, net income was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. As reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Settlements, we were involved in certain issues in which we incurred settlement losses and expenses. In 2011, we settled a state administrative matter in the pretax amount of $6.9 million ($4.5 million after tax) and accrued an estimated liability for a litigation amount which settled in early 2012 in the pretax amount of $12.0 million ($7.8 million after tax). Both of these issues involved matters arising many years ago. Additionally, in connection with the 2012 purchase of Family Heritage as described in Note 6—Acquisition, we incurred $2.9 million of acquisition-related expenses ($1.9 million after tax). During 2013, Torchmark incurred a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax), resulting from events in years prior to 2012. Also in 2013, we resolved a legal matter related to a non-insurance issue in the amount of $500 thousand ($325 thousand after tax), and settled additional litigation related to prior years in the amount of $8.6 million ($5.6 million after tax). All of these items have been expensed in the Consolidated Statements of Operations. However, as described in Note 1, we remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such matters from our segment analysis for current periods.

Torchmark has in place an ongoing share repurchase program which began in 1986. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow when market prices are favorable. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the

Company and its shareholders. The following chart summarizes share purchase activity for each of the three years ended December 31, 2013.

Analysis of Share Purchases

(Amounts in thousands)

	2013		2012		2011
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow and borrowings	5,520	$360,001	7,479	$360,490	18,901	$787,697
Option proceeds	1,859	122,263	4,292	209,675	4,380	184,859

Total	7,379	$482,264	11,771	$570,165	23,281	$972,556

Option proceeds were unusually high in 2011 and 2012 due to option holders exercising several years of option grants that expired in 2012.

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow and borrowings.

A discussion of each of Torchmark’s segments follows. The following discussions are presented in the manner we view our operations, as described in Note 14—Business Segments.

Life Insurance.    Life insurance is our largest insurance segment, with 2013 life premium representing 62% of total premium. Life underwriting income before other income and administrative expense represented 70% of the total in 2013. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

Life insurance premium rose 4% to $1.89 billion in 2013 after having increased 5% in 2012 to $1.81 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows:

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$715,366	38%	$663,696	37%	$607,914	35%
Direct Response	663,544	35	630,111	35	593,650	34
Liberty National Exclusive Agency	275,980	15	281,723	15	288,308	17
Other Agencies	230,442	12	232,994	13	236,372	14

	$1,885,332	100%	$1,808,524	100%	$1,726,244	100%

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

Annualized life premium in force was $1.96 billion at December 31, 2013, an increase of 3% over $1.90 billion a year earlier. Annualized life premium in force was $1.81 billion at December 31, 2011.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$152,646	45%	$158,609	46%	$141,793	44%
Direct Response	144,363	43	140,928	41	136,663	42
Liberty National Exclusive Agency	31,050	9	32,296	10	36,338	11
Other Agencies	11,000	3	11,331	3	10,404	3

	$339,059	100%	$343,164	100%	$325,198	100%

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$127,978	50%	$126,223	49%	$113,151	46%
Direct Response	93,089	36	93,374	37	88,962	37
Liberty National Exclusive Agency	25,580	10	26,533	10	31,296	13
Other Agencies	9,962	4	9,660	4	9,413	4

	$256,609	100%	$255,790	100%	$242,822	100%

The American Income Exclusive Agency has historically focused primarily on marketing to members of labor unions. While the labor union market is still the backbone of American Income’s business, the agency has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. It is Torchmark’s highest margin business. The American Income Agency was also the largest contributor to life premium and net sales of any Torchmark distribution method in 2013. Life premium for this agency rose 8% to $715 million, after having risen 9% in 2012. Net sales declined 4% in 2013 to $153 million, after having risen 12% in 2012. Net sales rose 3% in 2011. The average face amount of policies issued in 2013 was approximately $33 thousand. As is the case with all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. The American Income agent count was 5,302 at December 31, 2013 compared with 5,176 a year earlier, an increase of 2%. The agent count increased 18% in 2012 and 12% in 2011. Management’s primary objective is to grow middle management in the agency to help ensure sustainable growth. This is being achieved through an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. We have also begun providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibilities. This agency has recently opened new offices in territories where there are existing offices, but where there is an excess capacity of leads. We believe that these initiatives will promote increased enthusiasm in the field and will drive increases in agent retention and sales activity.

The Direct Response Unit targets its market through a variety of direct-to-consumer approaches which include direct mailings, insert media, internet, and inbound telephone calls. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Direct Response unit’s growth has been fueled by constant innovation. In recent years, the internet and inbound call center production has grown rapidly as management has aggressively increased internet marketing activities and focused on driving traffic to the inbound call center. We have also introduced certain new initiatives to increase response rates in this unit from which we have seen positive results. These initiatives include lower premium rates as well as offerings of higher face amounts on the adult products.

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

The Direct Response operation accounted for 35% of our life insurance premium during 2013, increasing 5% over 2012 premium. Life premium for this unit rose 6% in 2012 and 5% in 2011. Net sales rose 2% to $144 million in 2013 after a 3% increase in 2012. First-year collected premium was flat at $93 million after an increase of 5% in 2012. The average face amount of policies issued in 2013 was approximately $16 thousand.

The Liberty National Exclusive Agency markets primarily life insurance and supplemental health insurance, focusing on middle-income customers. Life premium income for this agency was $276 million in 2013, a 2% decrease compared with $282 million in 2012. Life premium also declined 2% in 2012 from 2011. First year collected premium declined 4% in 2013, after having declined 15% in 2012. The average face amount of life policies issued in 2013 was approximately $22 thousand.

The Liberty National Agency’s net sales declined 4% to $31 million in 2013, after having declined 11% a year earlier. As is the case with all of our agencies, sales are driven by the size of the agent force. The Liberty agency had 1,430 producing agents at December 31, 2013, compared with 1,419 a year earlier, an increase of 1%. The producing agent count increased 6% during 2012.

The recent declines in premium and sales were due primarily to changes in the structure of the agency that have affected agent counts in recent years. Several years ago, management began a process to convert the agency from a fixed expense, salary-based agency model to a commission-driven variable-cost model. Even though we expected the conversion would result in agent defections, the change was necessary to maintain acceptable underwriting margins on new business and to ensure the long-term survival and growth of this distribution channel. We have implemented these changes gradually in an effort to minimize agency disruption as much as possible.

Liberty has historically focused its marketing efforts in smaller rural areas in the southeastern United States. Going forward, management expects to grow this agency through nationwide geographic expansion into more urban areas where there are larger pools of potential agent recruits and customers. We believe that expansion of this Agency’s presence into more heavily populated, less penetrated areas will help reverse the declines in agent count and create long term agency growth. As a result, 6 new offices were opened in larger metropolitan areas during 2013 and we expect to open an additional 5 offices in 2014. As agents in these offices become more experienced, their productivity should improve. We have also implemented a new prospecting training program designed to improve the ability of our agents to develop new worksite marketing business.

We also offer life insurance through Other Agencies consisting of the Military Agency, the United American Independent Agency, and other small sales agencies. The Military Agency consists of a nationwide independent agency whose sales force is comprised primarily of former military officers who sell primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders. Military premium represented 10% of life premium at December 31, 2013. The United American Independent Agency represented approximately 1% of Torchmark’s total life premium at that date, as their sales of Torchmark products consist primarily of health insurance.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2013		2012		2011
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,885,332	100%	$1,808,524	100%	$1,726,244	100%

Policy obligations	1,227,857	65	1,172,020	65	1,118,909	65
Required interest on reserves	(508,236)	(27)	(483,892)	(27)	(458,029)	(27)

Net policy obligations	719,621	38	688,128	38	660,880	38
Commissions, premium taxes, and non-deferred acquisition expenses	131,721	7	137,115	8	152,347	9
Amortization of acquisition costs	488,931	26	473,805	26	452,054	26

Total expense	1,340,273	71	1,299,048	72	1,265,281	73

Insurance underwriting margin before other income and administrative expenses	$545,059	29%	$509,476	28%	$460,963	27%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 7% in 2013 and 11% in 2012. The margin increased to $545 million in 2013 after rising to $509 million in 2012. Margin growth in all periods was primarily the result of premium growth. As a percentage of life insurance premium, the margins have risen steadily each year, largely due to improved persistency. In 2013, these increases were positively affected by our conservation program and permitted increases in the deferrals of our internet-related direct response acquisition costs.

Health Insurance.    Health insurance sold by Torchmark includes primarily Medicare Supplement and Part D prescription drug coverage to enrollees in the federal Medicare program, cancer coverage, accident coverage, and other limited-benefit supplemental health products. All health coverage plans other than Medicare Supplement and Part D are classified here as limited-benefit plans.

Total health premium represented 38% of Torchmark’s total premium income in 2013. Excluding Part D premium, health premium represented 28% of total premium income in 2013, compared with 26% in 2012 and 28% in 2011. Health underwriting margin, excluding Part D, accounted for 25% of the total in 2013, compared with 23% in 2012 and 25% in 2011. Health results in 2013 were positively affected by the late 2012 addition of Family Heritage. Family Heritage added $191 million of health premium in 2013 compared with $30 million in 2012. However, health results have been negatively affected by the discontinuance of sales and the run-off of a block of hospital-surgical limited-benefit products which became less marketable due to healthcare reform developments. These products were also our highest-premium, lowest-margin products. Health results have also been negatively affected by the restructuring of the Liberty National Agency as discussed under the caption Life Insurance. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$24,173		$26,377		$36,461
Medicare Supplement	274,125		272,382		270,029

	298,298	35%	298,759	41%	306,490	42%
Liberty National Exclusive Agency
Limited-benefit plans	152,415		162,607		175,133
Medicare Supplement	88,849		100,928		114,974

	241,264	28	263,535	36	290,107	39
American Income Exclusive Agency
Limited-benefit plans	78,862		78,957		79,302
Medicare Supplement	573		683		817

	79,435	9	79,640	11	80,119	11
Family Heritage Exclusive Agency
Limited-benefit plans	190,923		30,119		0
Medicare Supplement	0		0		0

	190,923	22	30,119	4	0	0
Direct Response
Limited-benefit plans	313		341		372
Medicare Supplement	53,585		57,625		56,695

	53,898	6	57,966	8	57,067	8
Total Premium (Before Part D)
Limited-benefit plans	446,686	52	298,401	41	291,268	40
Medicare Supplement	417,132	48	431,618	59	442,515	60

Total Premium (Before Part D)	863,818	100%	730,019	100%	733,783	100%

Medicare Part D*	300,008		317,764		196,710

Total Health Premium*	$1,163,826		$1,047,783		$930,493

*	Total Medicare Part D premium and health premium exclude $2.6 million of risk-sharing premium received in 2013, and $404 thousand in 2012 and $1.0 million in 2011 of risk-sharing premium paid to the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

We market supplemental health insurance products through a number of distribution channels. The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$916		$989		$1,065
Medicare Supplement	40,512		41,218		31,584

	41,428	38%	42,207	54%	32,649	51%
Liberty National Exclusive Agency
Limited-benefit plans	13,906		14,274		15,033
Medicare Supplement	394		818		1,814

	14,300	13	15,092	19	16,847	26
American Income Exclusive Agency
Limited-benefit plans	6,985		8,695		9,572
Medicare Supplement	0		0		0

	6,985	6	8,695	11	9,572	15
Family Heritage Exclusive Agency
Limited-benefit plans	43,520		7,441		0
Medicare Supplement	0		0		0

	43,520	39	7,441	10	0	0
Direct Response
Limited-benefit plans	591		727		868
Medicare Supplement	3,685		3,876		4,123

	4,276	4	4,603	6	4,991	8
Total Net Sales (Before Part D)
Limited-benefit plans	65,918	60	32,126	41	26,538	41
Medicare Supplement	44,591	40	45,912	59	37,521	59

Total Net Sales (Before Part D)	110,509	100%	78,038	100%	64,059	100%

Medicare Part D*	78,698		114,489		115,122

Total Health Net Sales	$189,207		$192,527		$179,181

*	Net sales for Medicare Part D represents only new first-time enrollees.

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$795		$838		$1,531
Medicare Supplement	38,399		33,176		28,044

	39,194	39%	34,014	50%	29,575	51%
Liberty National Exclusive Agency
Limited-benefit plans	12,010		13,105		10,432
Medicare Supplement	558		1,127		2,144

	12,568	12	14,232	21	12,576	21
American Income Exclusive Agency
Limited-benefit plans	8,957		10,364		11,652
Medicare Supplement	0		0		0

	8,957	9	10,364	15	11,652	20
Family Heritage Exclusive Agency
Limited-benefit plans	36,340		5,710		0
Medicare Supplement	0		0		0

	36,340	36	5,710	8	0	0
Direct Response
Limited-benefit plans	544		623		572
Medicare Supplement	3,310		3,714		4,209

	3,854	4	4,337	6	4,781	8
Total First-Year Collected Premium (Before Part D)
Limited-benefit plans	58,646	58	30,640	45	24,187	41
Medicare Supplement	42,267	42	38,017	55	34,397	59

Total (Before Part D)	100,913	100%	68,657	100%	58,584	100%

Medicare Part D*	66,209		153,509		26,823

Total First-Year Collected Premium	$167,122		$222,166		$85,407

*	First-year collected premium for Medicare Part D represents only premium collected from new first-time enrollees in their first policy year.

The Medicare Part D Health product will be presented and discussed separately in this report.

Health insurance, excluding Medicare Part D. Health premium, excluding Part D premium, rose 18% to $864 million in 2013, after having declined 1% in 2012 to $730 million and a decline of 6% in 2011. However, if the premium of Family Heritage were removed for comparability in 2013 and 2012, health premium excluding Part D would have declined 4% in 2013 and 5% in 2012. The declines in premium resulted primarily from the previously-mentioned run-off of a block of discontinued hospital-surgical plans. Net sales increased 42% in 2013 to $111 million, after having increased 22% in 2012. These increases were primarily a result of the acquisition of Family Heritage, which contributed $44 million to the growth in 2013 and $7 million of the $14 million increase in 2012. Net sales declined 1% in 2011. First-year collected premium increased 47% in 2013 and 17% in 2012 after a 22% decline in 2011. Family Heritage accounted for the majority of the increases in both 2013 and 2012.

The addition of Family Heritage’s sales and premium from limited-benefit products has resulted in limited-benefit health premium exceeding Medicare Supplement premium income in 2013 for the first time in several years. Limited-benefit premium represented 52% of total non-Part D health premium in 2013, but represented 41% in 2012 and 40% in 2011. Prior to our acquisition of Family Heritage, Medicare Supplement provided the greatest amount of health premium. Family Heritage also added a boost to limited-benefit net sales in relation to Medicare Supplement net sales, as they rose to 60% of total non-Part D net sales in 2013 from 41% in both 2012 and 2011.

We do not expect recent health care reform activity to have a significant impact on our operations. We don’t sell any products subject to the Affordable Care Act, and don’t believe that consumer demand for the types of supplemental health products we sell will be diminished. While we will be subject to certain federal taxes on a small portion of our existing health business going forward, we don’t expect the amount of these taxes to be material.

The UA Independent Agency is Torchmark’s largest in terms of health premium income, producing 35% of health premium in 2013. This Agency is composed of independent agencies appointed with Torchmark whose size range from very large, multi-state organizations down to one-person offices. All of these agents generally sell for a number of insurance companies. Torchmark had 2,414 active producing agents at December 31, 2013 compared with 2,003 a year earlier. This Agency is our largest producer of Medicare Supplement insurance, with $274 million or 66% of our Medicare Supplement premium income in 2013. Net sales for this Agency were $41 million in 2013, a decline of 2% from 2012 net sales of $42 million. In 2012, they had increased 29% over 2011 net sales. Total health premium income for the UA Independent Agency was $298 million in 2013, a slight decline from 2012 premium of $299 million. Premium income also declined 3% in 2012. These declines in premium have resulted due to lapses of limited-benefit products being greater than new sales.

The Family Heritage Exclusive Agency was acquired by Torchmark’s acquisition of Family Heritage on November 1, 2012 as discussed in Note 6—Acquisition in the Notes to Consolidated Financial Statements. This agency markets primarily limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return-of-premium, whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. The Family Heritage Agency is our largest agency in terms of health net sales, adding $44 million in net sales in 2013. This agency’s $191 million in health premium income during 2013 represented 22% of Torchmark’s total excluding Part D. The producing agent count was 695 agents at December 31, 2013 compared with 702 agents at December 31, 2012. Management expects to grow this agency going forward through geographic expansion and incorporation of Torchmark’s recruiting programs. Annualized health premium in force at December 31, 2013 was $201 million, compared with $188 million a year earlier.

The Liberty National Exclusive Agency represented 28% of all Torchmark non-Part D health premium income at $241 million in 2013. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of the Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2013, health premium income in the Agency declined 8% from prior year premium of $264 million, after declining 9% in 2012. As noted earlier, these premium declines were due primarily to the runoff of a block of discontinued hospital-surgical business as well as the previously-discussed restructuring of this Agency to a commission-driven model.

The American Income Exclusive Agency, predominantly a life insurance distribution channel, was our fourth largest health insurance distributor based on premium income in 2013. Its health plans are comprised of various limited-benefit plans. Approximately 69% of the agency’s 2013 health premium was from accident policies. Sales of the plans by this Agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium at this agency declined slightly in 2013 to $79 million from $80 million. However, health net sales declined in both periods, falling 20% in 2013 to $7 million and declining 9% to $9 million in 2012. Because this agency focuses on life products, health net sales comprised only 4% of the American Income Agency’s total net sales in 2013.

Direct Response, primarily a life operation, also offers health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In 2013, net health sales were $4 million, compared with $5 million in 2012 and 2011. In 2013, health net sales for this group represented approximately 3% of Direct Response’s total life and health net sales. Direct Response health premium income was $54 million in 2013, a decline of 7% over 2012 premium of $58 million. Health premium rose 2% in 2012.

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

Part D net sales were $79 million in 2013, compared with $114 million in 2012 and $115 million in 2011. We count only sales to new first-time enrollees in net sales, and the majority of premium income was from previous enrollees. Total Medicare Part D premium was $300 million in 2013, compared with $318 million in 2012 and $197 million in 2011. Total enrollees in the program were 254 thousand at the beginning of the 2013 plan year, 215 thousand at the beginning of the 2012 plan year, and 144 thousand at the beginning of the 2011 plan year.

Changes in Part D premium generally result from changes in the number of enrollees, which are heavily influenced by new sales. In 2011 United American had only one Part D product and was not active in the low-income auto-enrollee market. In 2012 the Company added a new lower cost Part D plan which allowed us to pick up a large number of low-income auto-enrollees in 21 regions and to grow our own individual sales. In 2013, due to intensified price competition, we qualified for new auto-enrollees in only 7 regions but were able to keep prior year auto-enrollees in 14 regions and maintain our presence in 21 regions. These variations in the number of new auto-enrollees caused the changes in Part D net sales, premium, and enrollee counts including the large increases in 2012 and the slight decline in premium in 2013. The 2013 decline was also influenced by the loss of several employer group Part D cases at the end of 2012.

For the plan year 2014, Torchmark qualified to receive new Part D auto-enrollees in 15 regions and also qualified to retain prior year auto-enrollees in 8 regions, for a total of 23 regions. Total enrollees in the program were 269 thousand at the beginning of the 2014 plan year. This increase in the number of regions and enrollees should result in an increase in Part D premium to approximately $340 million in 2014.

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

As presented in the following table, Torchmark’s health insurance underwriting margin before other income and administrative expense increased 17% to $232 million in 2013, after an increase of 4% to $197 million in 2012. Family Heritage contributed $32 million of the $34 million 2013 increase. As a percentage of premium income, margins were 20% in both 2013 and 2011 as compared with 19% in 2012. The lower 2012 percentage reflected the greater proportion of Medicare Part D business which had a higher benefit ratio.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2013
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$863,818	100%	$300,008	100%	$1,163,826	100%

Policy obligations	558,982	65	247,496	82	806,478	69
Required interest on reserves	(59,858)	(7)	0	0	(59,858)	(5)

Net policy obligations	499,124	58	247,496	82	746,620	64

Commissions, premium taxes, and non-deferred acquisition expenses	75,895	9	14,027	5	89,922	8
Amortization of acquisition costs	92,292	10	3,185	1	95,477	8

Total expense	667,311	77	264,708	88	932,019	80

Insurance underwriting income before other income and administrative expenses	$196,507	23%	$35,300	12%	$231,807	20%

	2012
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$730,019	100%	$317,764	100%	$1,047,783	100%

Policy obligations	472,988	65	266,957	84	739,945	71
Required interest on reserves	(40,963)	(6)	0	0	(40,963)	(4)

Net policy obligations	432,025	59	266,957	84	698,982	67

Commissions, premium taxes, and non-deferred acquisition expenses	52,625	8	14,498	5	67,123	6
Amortization of acquisition costs	81,385	11	2,952	1	84,337	8

Total expense	566,035	78	284,407	90	850,442	81

Insurance underwriting income before other income and administrative expenses	$163,984	22%	$33,357	10%	$197,341	19%

	2011
	Health*	% of Premium	Medicare Part D	% of Premium	Total Health	% of Premium
Premium**	$733,783	100%	$196,710	100%	$930,493	100%

Policy obligations	470,901	64	161,946	82	632,847	68
Required interest on reserves	(36,729)	(5)	0	0	(36,729)	(4)

Net policy obligations	434,172	59	161,946	82	596,118	64

Commissions, premium taxes, and non-deferred acquisition expenses	56,359	8	7,798	4	64,157	7
Amortization of acquisition costs	78,415	11	2,813	2	81,228	9

Total expense	568,946	78	172,557	88	741,503	80

Insurance underwriting income before other income and administrative expenses	$164,837	22%	$24,153	12%	$188,990	20%

*	Health other than Medicare Part D.
**	Total Medicare Part D premium and health premium excludes $2.6 million of risk-sharing premium received in 2013, and $404 thousand in 2012 and $1.0 million in 2011 of risk-sharing premium paid to the CMS consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

Annuities.    Our fixed annuity balances at the end of 2013, 2012, and 2011 were $1.38 billion, $1.35 billion, and $1.29 billion, respectively. Underwriting income was $3.9 million, $3.5 million, and $2.3 million in each of the respective years.

While the fixed annuity account balance has increased modestly each year over the prior year and underwriting income has increased each year as well, policy charges have actually declined slightly in each successive year. The majority of policy charges consist of surrender charges which are not based on account size. A considerable portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements, which can result in negative net policy obligations. In 2012, however, spreads tended to level as crediting rates reached guaranteed minimums.

We do not currently market annuity products, favoring instead protection-oriented life and health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

Administrative expenses.    Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2013.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2013		2012		2011
	Amount	% of Prem.	Amount	% of Prem.	Amount	% of Prem.
Insurance administrative expenses:
Salaries	$82,739	2.7%	$77,137	2.7%	$76,206	2.9%
Non-salary employee costs	33,589	1.1	28,344	1.0	30,294	1.1
Other administrative expense	52,757	1.8	51,228	1.8	43,085	1.6
Legal expense—insurance	9,813	.3	8,696	.3	9,524	.4

Total insurance administrative expenses	178,898	5.9%	165,405	5.8%	159,109	6.0%

Parent company expense	8,495		8,222		7,693
Stock compensation expense	25,642		21,605		14,954
State administrative settlement	0		0		6,901
Litigation settlements	500		0		12,000
State Guaranty Fund Assessment	1,155		0		0
Loss on sale of property and equipment	0		0		979
Acquisition expenses of Family Heritage	0		2,944		0

Total operating expenses, per Consolidated Statements of Operations	$214,690		$198,176		$201,636

Insurance administrative expenses:
Increase (decrease) over prior year	8.2%		4.0%		2.2%

Total operating expenses:
Increase (decrease) over prior year	8.3%		(1.7)%		14.4%

Insurance administrative expenses rose 8% in 2013, after having increased 4% in 2012. As a percentage of premium, they increased .1% in 2013 to 5.9%, but declined .2% in 2012 to 5.8%. The inclusion of Family Heritage’s administrative expenses accounted for $8.1 million of the $13.5 million increase in total administrative expense in 2013. The 2012 increase in total insurance administrative expense of $6.3 million was primarily the result of the expiration of a third party agreement under which we were reimbursed a net of $5.2 million in 2011 for providing policy administration services, and $1.6 million from the addition of Family Heritage’s expenses in 2012. Stock compensation expense has risen in each successive year as the value of Torchmark stock has increased, resulting in higher values for grants of stock and options and not because of an increase in the number of grants. As stated in Note 14—Business Segments in the Notes to Consolidated Financial Statements, management views stock compensation expense as a corporate expense, and therefore treats it as a Parent Company expense.

During 2013, Torchmark recorded two non-operating charges: (1) a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax), resulting from events in years prior to 2012 and (2) a legal settlement related to a non-insurance matter in the amount of $500 thousand ($325 thousand after tax). We incurred expenses of $2.9 million related to the acquisition of Family Heritage in late 2012 as described in Note 6—Acquisition in the Notes to Consolidated Financial Statements. Additionally, as mentioned in Note 1—Significant Accounting Policies, we incurred two settlement expense issues in 2011 that related to events occurring many years ago: the settlement of a state administrative issue of $7 million and a litigation issue in the estimated amount of $12 million. The latter item was settled in that amount in 2012. In addition to these two 2011 items, we sold aviation equipment in 2011 at a loss of $979 thousand. While all of these nonrecurring expenses were included in “Operating expenses” for the respective year in the Consolidated Statements of Operations in accordance with accounting guidance, they are considered as non-operating expenses by management.

Investments.    We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the required interest attributable to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used over $5.7 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2013	2012	2011
Net investment income	$709,743	$693,644	$693,028
Reclassification of low income housing expense(1)	24,907	22,488	14,277
Reclassification of interest amount due to deconsolidation(2)	0	(214)	(264)

Adjusted net investment income (per segment analysis)	734,650	715,918	707,041
Interest on net insurance policy liabilities:
Interest on reserves	(625,388)	(584,148)	(551,798)
Interest on deferred acquisition costs	190,025	185,172	181,387

Net required interest	(435,363)	(398,976)	(370,411)
Financing costs	(80,461)	(80,298)	(77,644)

Excess investment income	$218,826	$236,644	$258,986

Excess investment income per diluted share	$2.35	$2.42	$2.36

Mean invested assets (at amortized cost)	$12,838,010	$11,750,059	$11,254,566
Average net insurance policy liabilities(3)	7,840,078	7,093,560	6,651,648
Average debt and preferred securities (at amortized cost)	1,321,102	1,248,427	1,119,964

(1)	Reclassified amortization of non-guaranteed low-income housing interests included in “Net investment income” in the Consolidated Statements of Operations but recorded in “Income taxes” in the segment analysis. See Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Low-Income Housing Tax Credit Interests for an explanation.
(2)	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting guidance. See Note 11—Debt in the Notes to Consolidated Financial Statements.
(3)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined $18 million or 8% in 2013 from the prior year. Excess investment income declined $22 million or 9% in 2012. Excess investment income has been pressured over the past three years as a result of the impact of lower interest rates on net investment income coupled with the increase in required interest on net policy liabilities discussed later under this caption. On a per diluted share basis, excess investment income declined by 3% to $2.35 in 2013. Excess investment income rose 3% to $2.42 per share in 2012, after having risen 10% in the prior year. The smaller decline in 2013 per-share amounts, as well as the more favorable increases in 2012 and 2011 relative to the changes in dollar amounts for excess investment income are a result of share repurchases.

The largest component of excess investment income is net investment income, as adjusted for the segment analysis, which rose 3% to $735 million in 2013. It increased 1% to $716 million in 2012 from $707 million in 2011. The inclusion of Family Heritage, acquired in late 2012, added $21 million of net investment income in 2013 compared with $3 million in 2012, accounting for the majority of the 2013 increase. However, growth in net investment income has generally been slower than growth in mean invested assets in recent years due to the declining interest rate environment. In 2013, fixed maturity yields averaged 5.94% on a tax-equivalent and effective-yield basis, compared with 6.35% in 2012 and 6.56% in 2011. Even though mean invested assets have increased each period, net investment income has grown at a slower pace as a result of the decline in average yields. In a declining rate environment, the overall portfolio yield will decrease as new money is invested at lower prevailing yields. The reduction in the average yields was primarily a result of reinvesting proceeds from bonds that matured or were called at yield rates less than the rates we earned on the bonds before they matured or were called. While Family Heritage added incrementally to net investment income during 2013, its lower-yielding portfolio also contributed to the decline in the average fixed-maturity yield.

Presented in the following chart is the growth in net investment income compared with the growth in mean invested assets.

	2013	2012	2011
Growth in net investment income	2.6%	1.3%	3.2%
Growth in mean invested assets (at amortized cost)	9.3	4.4	3.9

Approximately 62% of the invested assets added in 2011 through 2013 replaced higher-yielding assets that matured, were called, or were otherwise disposed of during that period. A major factor negatively affecting net investment income was calls of fixed-maturity securities. During 2012, and to a lesser extent in 2013, we had an unusually large number of these calls, including $129 million of bank-issued hybrid securities in 2013 and $339 million in 2012. Fixed maturity securities are more likely to be called in a declining interest-rate environment, as these callable securities can often be refinanced at lower prevailing rates. In addition to bonds with scheduled call dates, our portfolio includes bank-issued hybrid securities with provisions allowing the security to be called in the event of a change in capital treatment. Many banks chose to call their hybrid securities because the Dodd-Frank Act phased out the partial equity credit historically allowed for these securities. Of our $12 billion fixed maturity portfolio at amortized cost as of December 31, 2013, we held $134 million book value of bank hybrid securities with a weighted average yield of 6.87% that were callable without a make-whole provision and $175 million of other fixed maturity securities with a weighted average yield of 5.85% that were callable solely at the discretion of the issuer but that had not been called as of December 31, 2013. In addition, we also held $186 million book value of non-bank hybrid securities with a weighted average yield of 6.31% that become callable solely at the discretion of the issuer on various scheduled dates during the next three years. Many factors can be involved in an issuer’s decision to call a bond. Therefore, it is difficult to predict whether or not a bond will be called in the future, and, if so, when it will be called. If these bonds were to be called, there would be a reduction in future net investment income if the average yield on called securities exceeds prevailing new money rates. Approximately 66% of the callable bank hybrid securities at December 31, 2013 were rated below-investment-grade. If called, both the ratio of below-investment-grade securities to our investment portfolio and statutory required capital would also decrease.

In addition to the aforementioned calls, we had more sales of investments than usual, particularly in 2011 and 2012, from which proceeds were reinvested at lower yields. These sales were generally made due to credit concerns or for tax purposes.

Excess investment income is reduced by the required interest on net insurance policy liabilities, because we consider these amounts to be components of the profitability of our insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products (formerly SFAS 60, now incorporated into ASC 944-20-05). This guidance mandates that interest rate assumptions be “locked in” for the life of that block of business. Each calendar year, we set the assumed discount rate to be used to calculate the benefit reserve liability and the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on the premiums received in the future from policies of that issue year, and cannot be changed except in the event of a premium deficiency. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business.

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

Information about interest on policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2013
Life and Health	$372.4	$6,516.9	5.71%
Annuity	63.0	1,323.2	4.76

Total	435.4	7,840.1	5.55
Increase in 2013	9.12%	10.52%
2012
Life and Health	$335.0	$5,820.1	5.76%
Annuity	64.0	1,273.5	5.03

Total	399.0	7,093.6	5.62
Increase in 2012	7.71%	6.64%
2011
Life and Health	$309.5	$5,442.4	5.69%
Annuity	60.9	1,209.2	5.03

Total	370.4	6,651.6	5.57
Increase in 2011	7.45%	6.43%

The combined weighted average discount rate decreased in 2013 due to the inclusion of Family Heritage for a full year. Increases in the weighted average discount rate in 2012 and 2011 are due to changes in the mix of the in-force business discussed above.

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income.

The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs

(Amounts in thousands)

	2013	2012	2011
Interest on funded debt	$75,136	$74,815	$72,697
Interest on short-term debt	5,299	5,656	5,207
Other	26	41	4

Interest expense per Consolidated Statements of Operations	80,461	80,512	77,908
Reclassification of interest due to deconsolidation (1)	0	(214)	(264)

Financing costs	$80,461	$80,298	$77,644

(1)	See Principles of Consolidation in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements for an explanation of deconsolidation.

Financing costs increased $163 thousand or .2% in 2013. They rose $3 million or 3% in 2012. The increase in financing costs in 2012 over 2011 reflects the increased interest expense from the issuance in September 2012 of $300 million principal amount of our 3.8% Senior Notes due in 2022, $150 million of which is eliminated in consolidation. Also in September, 2012, we issued our 5.875% Junior Subordinated Debentures due 2052 for $125 million principal amount but called our $120 million 7.1% Trust Preferred Securities one month later. In August, 2013, we repaid our 7.375% Notes that matured. These debt transactions will decrease interest expense on our long-term funded debt going forward. In 2013, interest on short-term debt declined primarily because of the reduction in the average balance outstanding of short-term debt. The 2011 and 2012 increases in interest on short-term debt were primarily a result of the $2.1 million increase in financing charges on our letter of credit facility, arising from the December, 2010 restructuring of our credit facility. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt in the Notes to Consolidated Financial Statements.

As previously noted, growth rates in our excess investment income decline when growth in income from the portfolio is less than that of the interest required by policy liabilities and financing costs, such as we have experienced in recent periods. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates. We believe, however, the decline would be relatively slow, as, on average, only 2% to 3% of fixed maturities are expected to run off each year over the next five years.

In response to the lower interest rates, we raised the premium rates for new business on major life products in early 2012 and again in late 2013. The increased premium provides additional margin on these policies to help offset higher mandatory cash values and the possible future reductions in excess investment income. These increases in premium have not had a detrimental impact on sales.

The year 2013 was the third consecutive year that excess investment income declined. However, going forward, we expect this downward trend to reverse. We look for increases in excess investment income and income per share in the near future, as rate declines have moderated, the majority of hybrid calls are behind us, and expected maturities will have lower yields than those in the past.

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

Investment Acquisitions.    Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities generally with long maturities (maturity date more than 20 years after acquisition date) that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. Further, we believe this strategy is appropriate because our strong positive cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, we consider investing in short-term securities, taking into consideration the slope of the yield curve and other factors at the time. During calendar years 2011 through 2013, Torchmark invested almost exclusively in fixed-maturity securities, primarily with longer-term maturities as presented in the chart below.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown in the table is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst call date.” Two different average life calculations are shown, average life to the next call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2013	2012	2011
Cost of acquisitions:
Investment-grade corporate securities	$1,113.2	$1,465.9	$1,078.3
Taxable municipal securities	0	1.5	10.7
Other investment-grade securities	30.6	16.9	15.2

Total fixed-maturity acquisitions	$1,143.8	$1,484.3	$1,104.2

Effective annual yield (one year compounded*)	4.65%	4.30%	5.65%
Average life (in years, to next call)	26.0	25.6	27.4
Average life (in years to maturity)	26.5	26.7	28.1
Average rating	BBB+	BBB+	A-
* Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

We prefer to invest primarily in bonds that are not callable (on other than a make-whole basis) prior to maturity, but we periodically invest some funds in callable bonds when the incremental yield available on such bonds warrants doing so. For investments in callable bonds, the actual life of the investment will depend on whether the issuer calls the investment prior to the maturity date. Given our investments in callable bonds, the actual average life of our investments cannot be known at the time of the investment. However, the average life will not be less than the average life to next call and will not exceed the average life to maturity. Data for both of these average life measures is provided in the above chart.

During the three years 2011 through 2013, we have invested almost entirely in investment-grade corporate bonds. Acquisitions in 2012 and 2013 have been primarily in industrial and utility bonds. New cash flow available for investment has been primarily provided through our insurance operations, but has also been affected by other factors. Issuer calls, as a result of the low-interest environment experienced during the past three years were an important factor, especially in 2012. Calls increase funds available for investment, but as noted earlier in this discussion, they can have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than that of the bonds that were called. Issuer calls were $344 million in 2013, $650 million in 2012, and $187 million in 2011. The higher level of acquisitions in 2012 was primarily due to the additional funds available from the higher level of 2012 calls.

Portfolio Analysis.    Because Torchmark has recently invested almost exclusively in fixed-maturity securities, the relative percentage of our assets invested in various types of investments varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2013 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$11,986	92%	77%
Preferred stock (redeemable and perpetual)(2)	503	4	0
Common stocks	1	0	2
Mortgage loans	0	0	10
Real estate	0	0	0
Policy loans	449	3	4
Other invested assets	13	0	4
Cash and short terms	114	1	3

	$13,066	100%	100%

(1) Latest data available from the American Council of Life Insurance as of December 31, 2012. (2) Includes redeemable preferred of $503 million or 100% and perpetual preferred of $0 million.

Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. An analysis of our fixed-maturity portfolio by component at December 31, 2013 and December 31, 2012 is as follows:

Fixed Maturities by Component

At December 31, 2013

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$10,134	$702	$(300)	$10,536	81%	83%
Redeemable preferred stock	503	25	(14)	514	4	4
Municipals	1,278	70	(13)	1,335	10	10
Government-sponsored enterprises	347	0	(71)	276	3	2
Governments & agencies	122	1	(5)	118	1	1
Residential mortgage-backed securities	8	0	0	8	0	0
Collateralized debt obligations	66	0	(8)	58	1	0
Other asset-backed securities	31	3	0	34	0	0

Total fixed maturities	$12,489	$801	$(411)	$12,879	100%	100%

Fixed Maturities by Component

At December 31, 2012

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$9,309	$1,443	$(55)	$10,697	78%	79%
Redeemable preferred stock	735	44	(11)	768	6	6
Municipals	1,284	174	0	1,458	11	11
Government-sponsored enterprises	392	1	(5)	388	3	3
Governments & agencies	130	1	0	131	1	1
Residential mortgage-backed securities	13	1	0	14	0	0
Collateralized debt obligations	65	0	(18)	47	1	0
Other asset-backed securities	35	3	0	38	0	0

Total fixed maturities	$11,963	$1,667	$(89)	$13,541	100%	100%

At December 31, 2013, fixed maturities had a fair value of $12.9 billion, compared with $13.5 billion at December 31, 2012. At December 31, 2013, fixed maturities were in a $390 million net unrealized gain position compared with an unrealized gain position of $1.6 billion at December 31, 2012. Approximately 81% of our fixed maturity assets at December 31, 2013 at amortized cost were corporate bonds and 4% were redeemable preferred stocks. This compares with 78% corporate bonds and 6% redeemable preferred stocks at year end 2012. On a combined basis, residential mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs) were 1% of the assets at amortized cost at December 31, 2013. The $66 million of CDOs at amortized cost made up less than 0.6% of the assets and are backed primarily by trust preferred securities issued by banks and insurance companies. The $8 million of residential mortgage-backed securities are rated AAA. For more information about our fixed-maturity portfolio by component at December 31, 2013 and 2012, including an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments in the Notes to Consolidated Financial Statements.

Due to the strong and stable cash flows generated by its insurance products, Torchmark has the ability to hold securities with temporary unrealized losses until recovery. Even though these fixed maturity investments are available for sale, Torchmark generally expects and intends to hold to maturity any securities which are temporarily impaired.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31,
	2013	2012
Average annual effective yield (1)	5.91%	6.04%
Average life, in years, to:
Next call (2)	18.3	18.3
Maturity (2)	21.5	22.3
Effective duration to:
Next call (2), (3)	10.4	10.8
Maturity (2), (3)	11.7	12.3
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

Credit Risk Sensitivity.    Credit risk relates to the level of uncertainty that a security’s issuer will maintain its ability to honor the terms of that security until maturity. Approximately 86% of our fixed-maturity holdings at book value are in corporate securities (including redeemable preferred and asset-backed securities). As we continue to invest in corporate bonds with relatively long maturities, we continually monitor credit risk. We mitigate this ongoing risk, in part, by acquiring only investment-grade bonds and by analyzing the financial fundamentals of each prospective issuer. We continue to monitor the status of issuers on an ongoing basis. We also seek to reduce credit risk by spreading investments over a large number of issuers and a wide range of industry sectors.

The following table presents the relative percentage of our fixed maturities by industry sector at December 31, 2013.

Fixed Maturities by Sector At December 31, 2013 (Dollar amounts in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					At Amortized Cost	At Fair Value
Financial - Life/Health/PC Insurance	$1,754	$142	$(25)	$1,871	14%	15%
Financial - Bank	693	47	(19)	721	6	6
Financial - Other	573	52	(17)	608	5	5

Total Financial	3,020	241	(61)	3,200	25	26
Utilities	2,217	158	(70)	2,305	18	18
Government	1,747	70	(88)	1,729	14	13
Energy	1,428	106	(25)	1,509	11	12
Basic Materials	986	41	(32)	995	8	8
Consumer Non-cyclical	802	60	(35)	827	6	6
Other Industrials	783	37	(39)	781	6	6
Communications	497	37	(15)	519	4	4
Transportation	553	33	(31)	555	4	4
Consumer Cyclical	382	18	(7)	393	3	3
Collateralized debt obligations	66	0	(8)	58	1	0
Mortgage-backed securities	8	0	0	8	0	0

Total fixed maturities	$12,489	$801	$(411)	$12,879	100%	100%

At December 31, 2013, approximately 25% of the fixed maturity assets at amortized cost (26% at fair value) were in the financial sector, including 14% in life and health or property casualty insurance companies and 6% in banks. Financial guarantors, mortgage insurers, and insurance brokers comprised approximately 5% of the portfolio at amortized cost. After financials, the next largest sector was utilities, which comprised 18% of the portfolio at amortized cost. The balance of the portfolio is spread among 399 issuers in a wide variety of sectors.

An analysis of the fixed-maturity portfolio by a composite rating at December 31, 2013 is shown in the table below. The composite rating for each security, other than private-placement securities managed by a third party, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. Included in the chart below are private placement fixed-maturity holdings of $313 million at amortized cost ($300 million at fair value) for which the ratings were assigned by the third-party manager.

Fixed Maturities by Rating

At December 31, 2013

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$764	6.1	$699	5.4
AA	1,305	10.4	1,380	10.7
A	3,586	28.7	3,776	29.3
BBB+	2,496	20.0	2,607	20.2
BBB	2,823	22.6	2,901	22.5
BBB-	949	7.7	993	7.8

Investment grade	11,923	95.5	12,356	95.9

Below investment grade:
BB	337	2.7	322	2.5
B	126	1.0	112	0.9
Below B	103	0.8	89	0.7

Below investment grade	566	4.5	523	4.1

	$12,489	100%	$12,879	100%

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

Our current investment policy regarding fixed maturities is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

An analysis of changes in below-investment grade fixed maturities at amortized cost is as follows.

Year Ended December 31,
2013
(in $ millions)

Balance at January 1	$585
Downgrades by rating agencies	99
Upgrades by rating agencies	(38)
Disposals	(82)
Write down of other-than-temporarily impaired securities	0
Amortization	2

Balance at December 31	$566

Market Risk Sensitivity.    Torchmark’s financial securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since 96% of the book value of our investments is attributable to fixed-maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio exceeding the book value of the portfolio and increases in interest rates cause the fair value to decline below the book value. Under normal market conditions, we do not expect to realize these unrealized gains and losses because we have the ability and generally the intent to hold these investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, as is permitted by GAAP, these liabilities are not recorded at fair value.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2013 and 2012. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Fixed Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2013	At December 31, 2012
-200	$16,205	$17,216
-100	14,412	15,231
0	12,879	13,541
100	11,562	12,094
200	10,423	10,846

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2013.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2013		2012		2011
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$3,015	$0.03	$24,943	$0.26	$673	$0.01
Called or tendered	5,525	0.06	5,830	0.06	15,512	0.14
Writedowns*	0	0.00	(3,640)	(0.04)	(13)	0.00
Loss on redemption of debt	0	0.00	(2,671)	(0.03)	0	0.00
Other	(4,575)	(0.05)	129	0.00	666	0.00

Total	$3,965	$0.04	$24,591	$0.25	$16,838	$0.15

*	Written down due to other-than-temporary impairment.

As described in Note 4—Investments under the caption Other-than-temporary impairments in the Notes to Consolidated Financial Statements, we wrote certain securities down to fair value during 2012 and 2011 as a result of other-than-temporary impairment. The impaired securities met our criteria for other-than-temporary impairment as discussed in Note 1—Significant Accounting Policies and in our Critical Accounting Policies in this report. The writedowns resulted in pretax charges of $5.6 million in 2012 ($3.6 million after tax) and $20 thousand in 2011 ($13 thousand after tax). During 2013, we sold investment real estate for an after-tax loss of $1.9 million, of which $1.7 million had been written down due to other-than-temporary impairment earlier in the year. In 2012, we redeemed our 7.1% Trust Originated Preferred Securities, recording a loss on redemption of $4.1 million ($2.7 million after tax).

FINANCIAL CONDITION

Liquidity.    Liquidity provides Torchmark with the ability to meet on demand the cash commitments required by its business operations and financial obligations. Our liquidity is primarily derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and a line of credit facility.

Insurance Subsidiary Liquidity.    The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities to meet these long-term obligations. In addition to investment income, maturities and scheduled repayments in the investment portfolio are sources of cash. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restriction. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the leading source of the excess cash is investment income, due to our high underwriting margins and effective expense control, a significant portion of the excess cash also comes from underwriting income.

Parent Company Liquidity.    Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent, and Parent Company dividends to Torchmark shareholders. In 2013, the Parent received $488 million of cash dividends from its insurance subsidiaries, as compared with $437 million in 2012 and $769 million in 2011. The 2011 dividend included $305 million of additional dividends available as a result of the sale of United Investors. Including transfers from other subsidiaries and after paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark Parent had excess operating cash flow in 2013 of approximately $364 million, compared with $371 million in 2012. Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as strategic acquisitions or share repurchases. In 2014, it is expected that the Parent Company will receive approximately $475 million in dividends from subsidiaries, and that an approximate range of $370 to $380 million will be available as excess cash flow. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 12—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has been sufficient for the cash flow needs of the Parent Company. As additional liquidity, the Parent held $8 million of cash and short-term investments at December 31, 2013, compared with $2 million a year earlier. The Parent also had available a $50 million receivable from subsidiaries at December 31, 2013.

Short-Term Borrowings. An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $600 million. As of December 31, 2013, we had available $173 million of additional borrowing capacity under this facility, compared with $177 million a year earlier. There have been no difficulties in accessing the commercial paper market under this facility during the three years ended December 31, 2013. For detailed information about this line of credit facility, see the Commercial Paper section of Note 11—Debt.

In summary, Torchmark expects to have readily available funds for 2014 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of additional debt, a short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $1.1 billion in 2013, compared with $943 million in 2012 and $859 million in 2011. In addition to cash inflows from operations, our companies have received $369 million in investment calls and tenders and $125 million of scheduled maturities or repayments during 2013. Maturities, tenders, and calls totaled $737 million in 2012 and $410 million in 2011.

Our cash and short-term investments were $114 million at year-end 2013 and $157 million at year-end 2012. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $12.9 billion at December 31, 2013. However, our strong cash flows from operations, investment maturities, and the availability of our credit line make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements.    As described in Note 11—Debt in the Notes to Consolidated Financial Statements and under the subcaption Funded Debt, Torchmark had outstanding $120 million (par amount) 7.1% Trust Preferred Securities at December 31, 2011, but these securities were redeemed during 2012. The capital trust liable for these securities was the legal entity responsible for the securities and facilitated the payment of dividends to shareholders. The trust was an off-balance sheet arrangement which we were required to deconsolidate in accordance with GAAP rules, because the capital trust was considered to be a variable interest entity in which we had no variable interest. While these liabilities were not on our Consolidated Balance Sheets, they were represented by Torchmark’s 7.1% Junior Subordinated Debentures due to the trust in the amount of $124 million. The redemption of these Debentures funded the redemption of the Trust Preferreds.

As a part of its above-mentioned credit facility, Torchmark had outstanding $198 million in stand-by letters of credit at December 31, 2013. However, these letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Torchmark to obtain third-party financing, which could cause an immaterial increase in financing costs.

As of December 31, 2013, we had no unconsolidated affiliates and no guarantees of the obligations of third-party entities. All of our guarantees were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 15—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2013.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,220	$1,232	$229	$250	$0	$753
Debt—interest(2)	6	664	71	132	109	352
Capital leases	0	0	0	0	0	0
Operating leases	0	11	3	5	2	1
Purchase obligations	58	58	41	8	5	4
Pension obligations(3)	92	220	15	35	41	129
Future insurance obligations(4)	11,256	43,240	1,263	2,489	2,428	37,060

Total	$12,632	$45,425	$1,622	$2,919	$2,585	$38,299

(1)	Funded debt is itemized in Note 11—Debt in the Notes to Consolidated Financial Statements and includes short-term commercial paper.
(2)	Interest on debt is based on our fixed contractual obligations.
(3)	Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2013, these pension obligations were $384 million, but there were also assets of $292 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 10—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(4)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2013. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $11.3 billion at December 31, 2013, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources.    Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 11—Debt in the Notes to Consolidated Financial Statements), long-term funded debt, and shareholders’ equity. A complete analysis and description of long-term debt issues outstanding is presented in Note 11.

The carrying value of the long-term funded debt was $991 million at December 31, 2013, compared with $990 million a year earlier. As fully explained in Note 11—Debt, we issued $300 million principal amount of 3.8% Senior Notes due in 2022 in September, 2012 for proceeds of $297 million in a public offering. However, $150 million of the offering was acquired by Torchmark insurance subsidiaries and was eliminated in consolidation, resulting in net proceeds after issue expenses to the consolidated group of $147 million. The majority of the $297 million proceeds received by the Parent were used to acquire Family Heritage as described in Note 6—Acquisition. The balance was invested and later used for the redemption of our 7 3/8% Senior Notes that matured in August, 2013, as noted below, and for other corporate purposes.

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

At December 31, 2012, our 7 3/8% Notes due 2013 in the principal amount of $94.5 million were reclassified to short-term debt because of its maturity in 2013. The principal balance and accrued interest for that debt issue was then repaid on its maturity date of August 1, 2013 in the total amount of $97.5 million.

Our insurance subsidiaries generally target a capital ratio of at least 325% of required regulatory capital under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient for the subsidiaries because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. At December 31, 2013, our insurance subsidiaries in the aggregate had RBC ratios of approximately 341%. Should we experience additional impairments and/or ratings downgrades in the future that cause the ratio to fall below 325%, management has more than sufficient liquidity at the Parent Company to make additional contributions as necessary to maintain the ratios at or above 325%.

As noted under the caption Summary of Operations in this report, we have an ongoing share repurchase program. Under this program, we acquired 6 million shares at a cost of $360 million in 2013, 7 million shares at a cost of $360 million in 2012, and 19 million shares for $788 million in 2011. The majority of purchased shares are retired each year. Please refer to the description of our share repurchase program under the caption Summary of Operations in this report.

Torchmark has increased the quarterly dividend on its common shares over the past three years. In the second quarter of 2011, it was raised to $.12 per share from $.1067 per share. In the first quarter of 2012, it was again increased to $.15 per share. Then, in the first quarter of 2013, it was raised to $.17 per share.

Shareholders’ equity was $3.8 billion at December 31, 2013, compared with $4.4 billion at December 31, 2012. During the twelve months since December 31, 2012, shareholders’ equity was reduced by the $360 million in share purchases under the repurchase program and another $122 million to offset the dilution from stock option exercises. It was also reduced by $762 million of after-tax unrealized losses in the fixed maturity portfolio, but was increased by the $528 million of net income.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Excess cash flow could be used for share repurchases, acquisitions, increases in shareholder dividends, investment in fixed maturities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that desired capital levels are maintained in our companies.

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

Selected Financial Data

	At December 31, 2013		At December 31, 2012		At December 31, 2011
	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)
Fixed maturities (millions)	$12,879	390	$13,541	$1,578	$11,888	$964
Deferred acquisition costs (millions) (2)	3,338	(10)	3,198	(25)	2,917	(33)
Total assets (millions)	18,192	380	18,777	1,553	16,588	931
Short-term debt (millions)	229	0	319	0	225	0
Long-term debt (millions) (3)	991	0	990	0	914	0
Shareholders’ equity (millions)	3,776	247	4,362	1,009	3,860	605

Book value per diluted share	41.49	2.72	45.85	10.61	37.91	5.95
Debt to capitalization (4)	24.4%	(1.3)%	23.1%	(5.0)%	22.8%	(3.1)%

Diluted shares outstanding (thousands)	91,025		95,138		101,808
Actual shares outstanding (thousands)	89,502		94,236		100,579

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
(2)	Includes the value of insurance purchased
(3)	Includes Torchmark’s 7.1% Junior Subordinated Debentures in 2011 in the amount of $124 million.
(4)	Torchmark’s debt covenants require that the effect of the accounting rule requiring revaluation be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of debt and shareholders’ equity.

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

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 10.5 times in 2013, compared with 10.5 times in 2012 and 10.3 times in 2011. This times-interest-earned ratio is computed by dividing interest expense into the sum of pre-tax income from continuing operations and interest expense. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Financial Strength Ratings.    The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our four largest insurance subsidiaries at December 31, 2013.

	Standard & Poor’s	A.M. Best
Liberty	AA-	A+ (Superior)
Globe	AA-	A+ (Superior)
United American	A+	A+ (Superior)
American Income	AA-	A+ (Superior)
Family Heritage	N/A	A (Excellent)

A.M. Best states that it assigns an A+ (Superior) rating to those companies which, in its opinion, have demonstrated superior overall performance when compared to the norms of the life/health insurance industry. A+ (Superior) companies have a superior ability to meet their ongoing insurance obligations. Companies rated A (Excellent) are considered to have excellent ability to meet those obligations.

The AA financial strength rating category is assigned by Standard & Poor’s Corporation to those insurers which have very strong financial security characteristics, differing only slightly from those rated higher. An insurer rated A has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions that are insurers with higher ratings. The plus sign (+) or minus sign (-) shows the relative standing within the major rating category.

OTHER ITEMS

Litigation.    Torchmark and its subsidiaries are subject to being named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at the insurance subsidiaries. Such punitive damage claims may have the potential for significant adverse results since Torchmark and its subsidiaries operate in jurisdictions where large punitive damage awards bearing little or no relation to actual damages continue to be awarded. This bespeaks caution since it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by us to be material. For more information concerning litigation, please refer to Note 15—Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

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

Approximately 83% of our liabilities for future policy benefits at December 31, 2013 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. Torchmark did not have a premium deficiency event for its traditional business during the three years ended December 31, 2013.

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

Approximately 99% of our recorded amounts for deferred acquisition costs at December 31, 2013 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2013.

The remaining 1% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. Revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2013.

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

Defined benefit pension plans.    We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2013, our gross liability under these funded plans was $322 million, but was offset by assets of $292 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2013 and projected benefit obligation as of December 31, 2013.

Assumption	% Change	Impact on Expense	Impact on Projected Benefit Obligation
		(Dollars in Thousands)
Discount Rate (1):
Increase	0.25	$(1,765)	$(13,655)
Decrease	(0.25)	1,851	14,401

Expected Return (2):
Increase	0.25	(683)
Decrease	(0.25)	683

(1)	Discount rate is 4.18% for 2013 expense and 5.12% for the projected benefit obligation at December 31, 2013
(2)	The expected return rate assumed is 6.96%

The criteria used to determine the primary assumptions are discussed in Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements. While we have used our best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, we cannot be certain that actual results will be the same as expected. The assumptions are reviewed annually and revised, if necessary, based on more current information available to us. Note 9 also contains information about pension plan assets, investment policies, and other related data.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2014

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2013	2012
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2013—$12,488,875; 2012—$11,963,406)	$12,879,133	$13,541,193
Equity securities, at fair value (cost: 2013—$875; 2012—$14,875)	1,884	15,567
Policy loans	448,887	424,050
Other long-term investments	13,207	18,539
Short-term investments	76,890	94,860

Total investments	13,420,001	14,094,209

Cash	36,943	61,710
Accrued investment income	200,038	195,497
Other receivables	331,103	383,709
Deferred acquisition costs	3,337,649	3,198,431
Goodwill	441,591	441,591
Other assets	424,419	401,763

Total assets	$18,191,744	$18,776,910

Liabilities:
Future policy benefits	$11,256,155	$10,706,219
Unearned and advance premiums	74,174	76,088
Policy claims and other benefits payable	223,380	228,470
Other policyholders’ funds	94,286	93,288

Total policy liabilities	11,647,995	11,104,065

Current and deferred income taxes payable	1,285,574	1,609,828
Other liabilities	261,898	392,502
Short-term debt	229,070	319,043
Long-term debt (estimated fair value: 2013—$1,360,461; 2012—$1,191,320)	990,865	989,686

Total liabilities	14,415,402	14,415,124

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: 0 in 2013 and in 2012	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2013—100,812,123 issued, less 11,310,536 held in treasury and 2012—105,812,123 issued, less 11,576,487 held in treasury)	100,812	105,812
Additional paid-in capital	462,058	439,782
Accumulated other comprehensive income (loss)	210,981	925,275
Retained earnings	3,545,939	3,403,338
Treasury stock	(543,448)	(512,421)

Total shareholders’ equity	3,776,342	4,361,786

Total liabilities and shareholders’ equity	$18,191,744	$18,776,910

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Life premium	$1,885,332	$1,808,524	$1,726,244
Health premium	1,166,410	1,047,379	929,466
Other premium	532	559	608

Total premium	3,052,274	2,856,462	2,656,318

Net investment income	709,743	693,644	693,028
Realized investment gains (losses)	10,668	43,433	25,924
Other-than-temporary impairments	(2,678)	(5,600)	(20)
Other income	1,931	1,577	2,151

Total revenue	3,771,938	3,589,516	3,377,401

Benefits and expenses:
Life policyholder benefits	1,227,857	1,172,020	1,118,909
Health policyholder benefits	817,687	739,541	631,820
Other policyholder benefits	43,302	44,121	42,547

Total policyholder benefits	2,088,846	1,955,682	1,793,276

Amortization of deferred acquisition costs	403,389	385,167	364,583
Commissions, premium taxes, and non-deferred acquisition expenses	221,426	203,986	216,216
Other operating expense	214,690	198,176	201,636
Interest expense	80,461	80,512	77,908

Total benefits and expenses	3,008,812	2,823,523	2,653,619

Income from continuing operations before income taxes	763,126	765,993	723,782

Income taxes	(234,654)	(236,669)	(226,166)

Income from continuing operations	528,472	529,324	497,616

Discontinued operations—loss on disposal, net of tax benefit of $467 in 2011	0	0	(455)

Net income	$528,472	$529,324	$497,161

Basic net income per share:
Continuing operations	$5.76	$5.48	$4.60
Discontinued operations	0.00	0.00	(0.01)

Total basic net income per share	$5.76	$5.48	$4.59

Diluted net income per share:
Continuing operations	$5.68	$5.41	$4.53
Discontinued operations	0.00	0.00	0.00

Total diluted net income per share	$5.68	$5.41	$4.53

Dividends declared per common share	$.68	$.60	$.46

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$528,472	$529,324	$497,161

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1,166,332)	657,954	882,467
Reclassification adjustment for (gains) losses on securities included in net income	(13,138)	(41,745)	(27,771)
Reclassification adjustment for amortization of (discount) premium	(6,569)	462	(1,880)
Foreign exchange adjustment on securities recorded at fair value	(1,173)	(4,334)	3,510

Unrealized gains (losses) on securities	(1,187,212)	612,337	856,326

Unrealized gains (losses) on other investments:
Unrealized holding gains (losses) arising during period	28	2,517	366
Reclassification adjustment for (gains) losses included in net income	3,532	0	0

Unrealized gains (losses) on other investments	3,560	2,517	366

Total unrealized investment gains (losses)	(1,183,652)	614,854	856,692

Less applicable taxes	415,481	(215,194)	(299,843)

Unrealized gains (losses) on investments, net of tax	(768,171)	399,660	556,849

Unrealized gains (losses) attributable to deferred acquisition costs	14,906	7,234	(28,292)
Less applicable taxes	(5,217)	(2,532)	9,902

Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	9,689	4,702	(18,390)

Foreign exchange translation adjustments, other than securities	(2,962)	3,487	(3,261)
Less applicable taxes	1,220	(1,118)	699

Foreign exchange translation adjustments, other than securities, net of tax	(1,742)	2,369	(2,562)

Pension adjustments:
Amortization of pension costs	18,366	14,799	12,146
Plan amendments	0	(3,452)	0
Experience gain (loss)	52,296	(59,613)	(26,106)

Pension adjustments	70,662	(48,266)	(13,960)

Less applicable taxes	(24,732)	16,894	4,887

Pension adjustments, net of tax	45,930	(31,372)	(9,073)

Other comprehensive income (loss)	(714,294)	375,359	526,824

Comprehensive income (loss)	$(185,822)	$904,683	$1,023,985

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Year Ended December 31, 2011
Balance at January 1, 2011	$0	$119,812	$432,608	$23,092	$3,124,436	$(32,619)	$3,667,329
Comprehensive income (loss)				526,824	497,161		1,023,985
Common dividends declared ($.46 a share)					(49,815)		(49,815)
Acquisition of treasury stock						(972,556)	(972,556)
Stock-based compensation			7,631			7,323	14,954
Exercise of stock options			13,121		(29,328)	191,941	175,734
Retirement of treasury stock		(7,500)	(28,029)		(277,743)	313,272	0

Balance at December 31, 2011	0	112,312	425,331	549,916	3,264,711	(492,639)	3,859,631

Year Ended December 31, 2012
Comprehensive income (loss)				375,359	529,324		904,683
Common dividends declared ($.60 a share)					(57,592)		(57,592)
Acquisition of treasury stock						(570,165)	(570,165)
Stock-based compensation			18,413			3,192	21,605
Exercise of stock options			22,602		(51,322)	232,344	203,624
Retirement of treasury stock		(6,500)	(26,564)		(281,783)	314,847	0

Balance at December 31, 2012	0	105,812	439,782	925,275	3,403,338	(512,421)	4,361,786

Year Ended December 31, 2013
Comprehensive income (loss)				(714,294)	528,472		(185,822)
Common dividends declared ($.68 a share)					(61,991)		(61,991)
Acquisition of treasury stock						(482,264)	(482,264)
Stock-based compensation			23,464		563	1,615	25,642
Exercise of stock options			21,315		(25,195)	122,871	118,991
Retirement of treasury stock		(5,000)	(22,503)		(299,248)	326,751	0

Balance at December 31, 2013	$0	$100,812	$462,058	$210,981	$3,545,939	$(543,448)	$3,776,342

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$528,472	$529,324	$497,161
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	578,217	497,306	431,362
Increase (decrease) in other policy benefits	(6,006)	(8,115)	(2,776)
Deferral of policy acquisition costs	(524,263)	(480,818)	(441,825)
Amortization of deferred policy acquisition costs	403,389	385,167	364,583
Change in current and deferred income taxes	76,121	122,538	30,899
Realized (gains) losses on sale of investments and properties	(7,990)	(37,833)	(25,904)
Change in other receivables	50,900	(89,677)	(22,565)
Loss on disposal of subsidiary	0	0	455
Other, net	20,440	24,947	28,074

Cash provided from operations	1,119,280	942,839	859,464

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	133,463	345,601	224,335
Fixed maturities available for sale—matured, called, and repaid	493,885	736,900	410,356
Equity securities	14,000	0	28,700
Other long-term investments	1,333	9,458	18,937

Total investments sold or matured	642,681	1,091,959	682,328
Acquisition of investments:
Fixed maturities—available for sale	(1,143,840)	(1,431,690)	(1,104,231)
Equity securities	0	0	(28,772)
Other long-term investments	(591)	(1,786)	(6,246)

Total investments acquired	(1,144,431)	(1,433,476)	(1,139,249)
Acquisition of Family Heritage, net of cash acquired	0	(186,424)	0
Net increase in policy loans	(24,837)	(23,130)	(22,790)
Net (increase) decrease in short-term investments	17,970	(73,616)	195,435
Net change in payable or receivable for securities	(43,987)	3,647	2,664
Additions to properties	(11,168)	(4,667)	(5,386)
Sales of properties	570	56	3,089
Investments in low-income housing interests	(51,176)	(72,388)	(49,812)
Proceeds from sale of subsidiary	0	0	21,588

Cash used for investment activities	(614,378)	(698,039)	(312,133)

Cash provided from (used for) financing activities:
Issuance of common stock	97,816	181,022	162,613
Cash dividends paid to shareholders	(60,911)	(55,527)	(49,125)
Issuance of 3.8% Senior Notes	0	150,000	0
Issuance of 5.875% Junior Subordinated Debentures	0	125,000	0
Issue expenses of debt offerings	0	(7,101)	0
Repayment of 7.375% Notes	(94,050)	0	0
Redemption of 7.1% Junior Subordinated Debentures	0	(123,711)	0
Net borrowing (repayment) of commercial paper	3,983	245	25,967
Excess tax benefit from stock option exercises	21,315	22,602	13,121
Acquisition of treasury stock	(482,264)	(570,165)	(972,556)
Net receipts (payments) from deposit-type product	(21,808)	8,523	(4,505)

Cash provided from (used for) financing activities	(535,919)	(269,112)	(824,485)

Effect of foreign exchange rate changes on cash	6,250	1,909	(4,412)

Increase (decrease) in cash	(24,767)	(22,403)	(281,566)
Cash at beginning of year	61,710	84,113	365,679

Cash at end of year	$36,943	$61,710	$84,113

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

Torchmark accounts for its variable interest entities (VIE’s) under accounting guidance which clarifies the definition of a variable interest and the instructions for consolidating VIE’s. Only primary beneficiaries are required or allowed to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE, it is not permitted to consolidate the VIE. The trust that was liable for Torchmark’s Trust Preferred Securities met the definition of a VIE. However, Torchmark was not the primary beneficiary of this entity because its interest was not variable. Therefore, Torchmark was not permitted to consolidate its interest, even though it owned 100% of the voting equity of the trust and guaranteed its performance. For this reason, Torchmark reported its 7.1% Junior Subordinated Debentures due to the trust as “Due to affiliates” each period at its carrying value. However, Torchmark viewed the Trust Preferred Securities as it does any other debt offering and consolidated the trust in its segment analysis because GAAP requires that the segment analysis be reported as management views its operations and financial condition. These Securities were redeemed in October, 2012, as disclosed in Note 11—Debt.

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

The great majority of the Company’s fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 99% of the fair value reported at December 31, 2013 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Management reviews and analyzes all prices obtained to insure the reasonableness of the values, taking all available information into account. In addition, management corroborates the prices obtained from third-party sources against other independent sources. When corroborated prices produce small variations, the close correlation indicates observable inputs, and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

median value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, management evaluates observable inputs and performs additional analysis to confirm that the price is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the median quote and classifies the measurement as Level 2. At December 31, 2013 and 2012, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. Further review is performed on the available quotes to determine if they can be corroborated within reasonable tolerance to any other observable evidence. If one of the quotes or the median of the available quotes can be corroborated with other observable evidence, then the value is reported as Level 2. Otherwise, the value is classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of December 31, 2013 and 2012, fair value measurements classified as Level 3 represented 2.8% and 2.1%, respectively, of total fixed maturities and equity securities. Transfers between levels are recognized as of the end of the period of transfer.

Beginning in 2012, Torchmark began investing in a portfolio of private placement bonds which are not actively traded. This portfolio is managed by a third party and was $313 million at amortized cost on December 31, 2013, compared with $184 million a year earlier. The portfolio manager provides valuations for the bonds based on a pricing matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If the unobservable inputs can be closely corroborated with publicly available information, the fair values are classified as Level 2. If they cannot be corroborated, the fair values are classified as Level 3. As of December 31, 2013 and 2012, all private placements were classified as Level 3.

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements.

Fair Value Measurements, Other Financial Instruments:    Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. The fair values of Torchmark’s long-term debt issues are based on the same methodology as investments in fixed maturities. Because observable inputs were available for these debt securities at December 31, 2013, they were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2013 is disclosed in Note 11—Debt. Mortgage loans are valued using discounted cash flows and are considered to be Level 3 in the valuation hierarchy. The fair values for these loans are presented in Note 4—Investments under the caption Other investment information. As described in Note 9—Postretirement Benefits, Torchmark maintains an unqualified supplemental retirement plan. Because this plan is unfunded, the assets which support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of corporate-owned life insurance policies and exchange traded funds (ETF’s). The fair value of the insurance cash values approximates carrying value. Fair values for the ETF’s are derived from direct quotes and are considered Level 1 in the valuation hierarchy.

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

Current accounting guidance is such that if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on fixed maturities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

charged to other comprehensive income. The credit loss portion of an impairment is determined as the difference between the security’s amortized cost and the present value of expected future cash flows discounted at the security’s original effective yield rate. The temporary portion is the difference between this present value of expected future cash flows and fair value (as discounted by a market yield). The expected cash flows are determined using judgment and the best information available to the Company. Inputs used to derive expected cash flows include expected default rates, current levels of subordination, and loan-to-collateral value ratios. Management believes that the present value of future cash flows at the original effective yield is a better measure of valuation, because fair value determined by a discounted market yield is often based on limited observable market data, and the market for these securities is generally neither active nor orderly.

Cash:    Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

Recognition of Premium Revenue and Related Expenses:    Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Profits for limited-payment life insurance contracts are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $22 million, $23 million, and $25 million for the years ended December 31, 2013, 2012, and 2011, respectively. Other premium consists of annuity policy charges in each year. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits:    The liability for future policy benefits for universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 83% of total future policy benefits, is determined on the net level premium method. This method provides for the present value of expected future benefit payments less the present value of expected future net premiums, based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. For limited-payment contracts, a deferred profit liability is also recorded which causes profits to emerge over the life of the contract in proportion to policies in force. Assumptions used for traditional life and health insurance products are based primarily on Company experience. Assumptions for interest rates range from 2.5% to 7% for Torchmark’s insurance companies with an overall weighted average assumed rate of 5.8%. Mortality tables used for individual life insurance include various statutory tables and modifications of a variety of generally accepted actuarial tables. Morbidity assumptions for individual health are based on either Company experience or the assumptions used in determining statutory reserves. Withdrawal and termination assumptions are based on Torchmark’s experience. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are periodically reviewed and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized deferred acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized deferred acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on the revised assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Deferred Acquisition Costs: Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are essential for the acquisition of new insurance business and are directly related to the successful issuance of an insurance contract including sales commissions, policy issue costs, and underwriting costs. Additionally, deferred acquisition costs include the value of insurance purchased, which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed compared against the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP. Deferred acquisition costs and the value of insurance purchased are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits.

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain direct response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Torchmark’s Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of deferred acquisition costs. They are amortized in the same manner as other deferred acquisition costs. Direct response advertising costs charged to earnings and included in other operating expense were $6 million, $16 million, and $16 million in 2013, 2012, and 2011, respectively. Capitalized advertising costs included within deferred acquisition costs were $1.09 billion at December 31, 2013 and $1.04 billion at December 31, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Property and Equipment:    Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when, based on events and circumstances, it becomes evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $136 million at December 31, 2013 and $125 million at December 31, 2012. Accumulated depreciation was $85 million at year end 2013 and $79 million at the end of 2012. Depreciation expense was $6.4 million in 2013, $7.1 million in 2012, and $6.8 million in 2011. During 2013, Liberty National Life Insurance Company (Liberty National), a Torchmark subsidiary, sold real estate for a loss of $265 thousand after a previous write-down for other-than-temporary impairment of $2.7 million earlier in the year. The sale of this property eliminated substantially all asbestos-related liability for Torchmark.

Low-Income Housing Tax Credit Interests:    As of December 31, 2013, Torchmark had $290 million invested in limited partnerships that provide low-income housing tax credits and other related Federal income tax and state premium tax benefits to Torchmark. The carrying value of Torchmark’s investment in these entities was $285 million at December 31, 2012. As of December 31, 2013, Torchmark was obligated under future commitments of $58 million, which is included in the above carrying value. Interests for which the return has been guaranteed by unrelated third-parties are accounted for using the effective-yield method. The remaining interests are accounted for using the amortized-cost method.

The Federal income benefits accrued during each of the years presented, net of the amortization associated with guaranteed interests, were recorded in “Income taxes.” Amortization associated with non-guaranteed interests and interests providing for state premium tax benefits was reflected as a component of “Net investment income.” All state premium tax benefits, net of the related amortization, were recorded in “Net investment income.” At December 31, 2013, $283 million associated with the Federal interests was included in “Other assets” with the remaining $7 million state-related interests included in “Other invested assets.” At December 31, 2012, the comparable amounts were $275 million and $10 million, respectively. Any unpaid commitments to invest are recorded in “Other liabilities.” In the segment analysis, the amortization associated with the non-guaranteed interests is reflected as a component of “Income tax expenses,” and not “Net investment income,” consistent with the treatment of the guaranteed interests. Management views this presentation as a more accurate matching of costs with the associated revenues with respect to the low-income housing interests.

Goodwill:    The excess cost of business acquired over the fair value of net assets acquired is reported as goodwill. Goodwill is subject to annual impairment testing based on certain procedures outlined by GAAP. These procedures include a qualitative assessment as to whether it is more likely than not that goodwill is impaired, and they also require consideration of a change in relevant events or circumstances that could possibly affect the valuation of a goodwill reporting unit. If it is determined that an impairment is likely, the procedures then involve measuring the carrying value of each reporting unit of Torchmark’s segments, including the goodwill of that unit, against the estimated fair value of the corresponding unit. If the carrying value of a unit including goodwill exceeds its estimated fair value, then the goodwill in that unit could potentially be impaired. In that event, further testing is required under the accounting guidance to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of test.

Torchmark has tested its goodwill annually in each of the years 2011 through 2013. These tests, performed in the third quarter each year, involved assigning carrying value by allocating the Company’s net assets to each of the reporting units of Torchmark’s segments, including the portion of goodwill assigned to the unit. In 2012, the qualitative assessment was employed as permitted by accounting guidance. Based on the analyses as outlined in the guidance, it was determined that an impairment of goodwill was not likely. In 2013 and 2011, the fair values of the various reporting units were developed. The fair value of each reporting unit was determined using discounted expected cash flows associated with that unit. Judgment and assumptions are used in developing the projected cash flows for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

reporting units, and such estimates are subject to change. The Company also exercises judgment in the determination of the discount rate, which management believes to be appropriate for the risk associated with the cash flow expectations. The fair value of each reporting unit is then measured against that reporting unit’s corresponding carrying value. Because the estimated fair value substantially exceeded the carrying value, including goodwill, of each reporting unit in each period, Torchmark’s goodwill was not impaired in any of those periods.

Treasury Stock:    Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method.

Settlements and Assessments:    During 2011, Torchmark settled a state administrative matter involving issues arising over a period of many years. The settlement resulted in a pre-tax charge of $6.9 million ($4.5 million after tax). Additionally in 2011, the Company accrued a liability for settlement of an insurance litigation matter which was settled in 2012. The liability for this litigation, which arose many years ago, was $12.0 million pretax ($7.8 million after tax). During 2013, Torchmark incurred three non-operating charges: (1) a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax), resulting from events in years prior to 2012, (2) a legal settlement related to a non-insurance matter in the amount of $500 thousand ($325 thousand after tax), and (3) the settlement of a litigation matter related to prior years in the amount of $8.6 million ($5.6 million after tax). Management removes items that are related to prior periods when evaluating the operating results of current periods. Management also removes items unrelated to its core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results as disclosed in Note 14—Business Segments, because accounting guidance requires that operating segment results be presented as management views its business.

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

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2011 through 2013 is as follows:

	2013	2012	2011
Volatility factor	38.5%	39.4%	42.3%
Dividend yield	1.1%	1.0%	1.0%
Expected term (in years)	5.62	5.55	4.66
Risk-free rate	1.1%	1.3%	2.0%

The expected term is generally derived from Company experience. However, expected terms are determined based on the simplified method as permitted by Staff Accounting Bulletins 107 and 110 when company experience is insufficient.

The Torchmark Corporation 2011 Incentive Plan replaced all previous plans and allows for option grants with a ten-year contractual term which vest over five years in addition to seven-year grants which vest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

over three years as permitted by the previous plans. The Company has sufficient experience with seven-year grants that vest in three years, but no historical experience with five-year vesting. Therefore, Torchmark has used the simplified method to determine the expected term for the ten-year grants with five-year vesting and will do so until such experience is developed. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested).

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

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2013	2012	2011	2013	2012
Life insurance subsidiaries	$572,509	$484,327	$424,738	$1,328,803	$1,358,047

The excess, if any, of shareholder’s equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to Torchmark without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $437 million at December 31, 2013. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders’ Equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information About Changes to Accumulated Other Comprehensive Income

Effective during 2013, Torchmark adopted prospectively Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This statement requires an analysis of the changes in the components of accumulated other comprehensive income as well as supplemental information about the amounts reclassified out of other comprehensive income.

An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for the twelve months ended December 31, 2013.

Components of Accumulated Other Comprehensive Income

	For the twelve months ended December 31, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2013	$1,024,367	$(16,417)	$26,608	$(109,283)	$925,275
Other comprehensive income (loss) before reclassifications, net of tax	(758,857)	9,689	(1,742)	33,992	(716,918)
Reclassifications, net of tax	(9,314)	0	0	11,938	2,624

Other comprehensive income (loss)	(768,171)	9,689	(1,742)	45,930	(714,294)

Balance at December 31, 2013	$256,196	$(6,728)	$24,866	$(63,353)	$210,981

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the twelve months ended December 31, 2013.

Reclassification Adjustments

Component Line Item	Twelve months ended December 31, 2013	Affected line items in the Statement of Operations
Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$(9,606)	Realized investment gains (losses)
Amortization of (discount) premium	(6,569)	Net investment income

Total before tax	(16,175)
Tax	6,861	Income Taxes

Total after tax	(9,314)

Pension adjustments:
Amortization of prior service cost	2,276	Other operating expenses
Amortization of actuarial (gain) loss	16,090	Other operating expenses

Total before tax	18,366
Tax	(6,428)	Income Taxes

Total after tax	11,938

Total reclassifications (after tax)	$2,624

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments

Portfolio Composition:

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2013 and 2012 is as follows:

2013:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$428,106	$362	$(75,295)	$353,173	$353,173	3%
States, municipalities, and political subdivisions	1,278,434	69,817	(12,947)	1,335,304	1,335,304	10
Foreign governments	43,811	411	(67)	44,155	44,155	0
Corporates	10,133,868	702,867	(300,389)	10,536,346	10,536,346	82
Collateralized debt obligations	66,173	0	(7,968)	58,205	58,205	1
Other asset-backed securities	35,568	2,699	(98)	38,169	38,169	0
Redeemable preferred stocks	502,915	25,064	(14,198)	513,781	513,781	4

Total fixed maturities	12,488,875	801,220	(410,962)	12,879,133	12,879,133	100%

Equity securities	875	1,009	0	1,884	1,884

Total fixed maturities and equity securities	$12,489,750	$802,229	$(410,962)	$12,881,017	$12,881,017

2012:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$492,928	$1,948	$(4,773)	$490,103	$490,103	4%
States, municipalities, and political subdivisions	1,283,883	173,649	(189)	1,457,343	1,457,343	11
Foreign governments	33,577	988	0	34,565	34,565	0
Corporates	9,309,408	1,442,638	(55,023)	10,697,023	10,697,023	79
Collateralized debt obligations	64,622	0	(18,051)	46,571	46,571	0
Other asset-backed securities	43,560	3,708	(401)	46,867	46,867	0
Redeemable preferred stocks	735,428	43,897	(10,604)	768,721	768,721	6

Total fixed maturities	11,963,406	1,666,828	(89,041)	13,541,193	13,541,193	100%
Equity securities	14,875	692	0	15,567	15,567

Total fixed maturities and equity securities	$11,978,281	$1,667,520	$(89,041)	$13,556,760	$13,556,760

*	At fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

A schedule of fixed maturities by contractual maturity at December 31, 2013 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$102,473	$104,065
Due from one to five years	494,066	538,995
Due from five to ten years	911,559	979,502
Due from ten to twenty years	3,109,054	3,303,084
Due after twenty years	7,766,780	7,853,621
Mortgage-backed and asset-backed securities	104,943	99,866

	$12,488,875	$12,879,133

Analysis of investment operations:

	Year Ended December 31,
	2013	2012	2011

Net investment income is summarized as follows:
Fixed maturities	$709,756	$691,229	$683,101
Equity securities	323	1,178	1,558
Policy loans	33,471	30,717	29,293
Other long-term investments	1,281	2,320	2,439
Short-term investments	138	311	165

	744,969	725,755	716,556
Less investment expense	(35,226)	(32,111)	(23,528)

Net investment income	$709,743	$693,644	$693,028

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities:
Sales and other	$13,138	$47,345	$27,790
Other-than-temporary impairments	0	(5,600)	(20)
Equity securities	0	0	0
Loss on redemption of debt	0	(4,109)	0
Other	(5,148)	197	(1,866)

	7,990	37,833	25,904
Applicable tax	(4,025)	(13,242)	(9,066)

Realized gains (losses) from investments, net of tax	$3,965	$24,591	$16,838

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$317	$(1,489)	$(98)
Fixed maturities available for sale	(1,187,529)	613,826	856,424

Net change in unrealized gains (losses) on securities	(1,187,212)	612,337	856,326
Other investments	3,560	2,517	366

Net change in unrealized gains (losses)	$(1,183,652)	$614,854	$856,692

Additional information about securities sold is as follows:

	At December 31,
	2013	2012	2011
Fixed maturities:
Proceeds from sales	$133,463	$345,601	$236,662	*
Gross realized gains	5,948	40,851	28,249
Gross realized losses	(1,310)	(2,477)	(24,323)

*	Includes $12.3 million of unsettled trades

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Fair value measurements: The following tables represent the fair value of assets measured on a recurring basis at December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$353,173	$0	$353,173
States, municipalities, and political subdivisions	0	1,335,304	0	1,335,304
Foreign governments	0	44,155	0	44,155
Corporates	47,058	10,188,988	300,300	10,536,346
Collateralized debt obligations	0	0	58,205	58,205
Other asset-backed securities	0	38,169	0	38,169
Redeemable preferred stocks	22,220	491,561	0	513,781

Total fixed maturities	69,278	12,451,350	358,505	12,879,133
Equity securities	1,108	0	776	1,884

Total fixed maturities and equity securities	$70,386	$12,451,350	$359,281	$12,881,017

Percentage of total	0.5%	96.7%	2.8%	100.0%

Description	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$490,103	$0	$490,103
States, municipalities and political subdivisions	0	1,457,343	0	1,457,343
Foreign governments	0	34,565	0	34,565
Corporates	31,976	10,443,526	221,521	10,697,023
Collateralized debt obligations	0	0	46,571	46,571
Other asset-backed securities	0	38,886	7,981	46,867
Redeemable preferred stocks	128,473	630,697	9,551	768,721

Total fixed maturities	160,449	13,095,120	285,624	13,541,193

Equity securities	14,828	0	739	15,567

Total fixed maturities and equity securities	$175,277	$13,095,120	$286,363	$13,556,760

Percent of total	1.3%	96.6%	2.1%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed securities	Collateralized debt Obligations	Corporates*	Equities	Total
Balance at January 1, 2011	$8,042	$22,456	$73,673	$670	$104,841
Total gains or losses:
Included in realized gains/losses	0	0	(12,542)	0	(12,542)
Included in other comprehensive income	(714)	3,952	14,578	40	17,856
Sales	0	0	(13,875)	0	(13,875)
Amortization	(206)	2,470	1,302	0	3,566
Other **	0	1,442	0	0	1,442
Transfers out of Level 3	0	0	(51,886)	0	(51,886)

Balance at December 31, 2011	7,122	30,320	11,250	710	49,402
Total gains or losses:
Included in realized gains/losses	0	0	1,482	0	1,482
Included in other comprehensive income	1,078	12,067	3,600	29	16,774
Acquisitions	0	0	183,676	0	183,676
Sales	0	0	(13,429)	0	(13,429)
Amortization	(219)	2,648	699	0	3,128
Other **	0	1,536	0	0	1,536
Transfers into Level 3	0	0	43,794	0	43,794

Balance at December 31, 2012	7,981	46,571	231,072	739	286,363
Total gains or losses:
Included in realized gains/losses	0	0	0	0	0
Included in other comprehensive income	426	10,083	(17,243)	37	(6,697)
Acquisitions	0	0	129,755	0	129,755
Sales	0	0	0	0	0
Amortization	(57)	2,838	5	0	2,786
Other **	0	(1,287)	(834)	0	(2,121)
Transfers out of Level 3	(8,350)	0	(42,455)	0	(50,805)

Balance at December 31, 2013	$0	$58,205	$300,300	$776	$359,281

*	Includes redeemable preferred stocks
**	Includes capitalized interest and foreign exchange adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Acquisitions of Level 3 investments in 2013 and 2012 are comprised of private-placement fixed maturities managed by an unaffiliated third-party.

Quantitative Information about Level 3

Fair Value Measurements

As of December 31, 2013

	Fair Value	Valuation Techniques	Unobservable Input	Range	Weighted Average
Collateralized debt obligations	$58,205	Discounted cash flows	Discount rate	15%	15%
Private placement fixed maturities	300,300	Discounted cash flows	Credit rating	BBB- to A+	BBB
Other investments	776	Third-party pricing without adjustment	N/A	N/A	N/A

	$359,281

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

The private placements are also valued based on discounted cash flows, resulting from the contractual cash flows discounted by a yield determined as a treasury benchmark adjusted for a credit spread. The credit spread is developed from observable indices for similar public fixed maturities and unobservable indices for private fixed maturities for corresponding credit ratings. However, the credit ratings for the private placements are considered unobservable inputs, as they are assigned by the third party investment manager based on a quantitative and qualitative assessment of the credit underwritten. A higher (lower) credit rating would result in a higher (lower) valuation. For more information regarding valuation procedures, please refer to Note 1 — Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities.

The following table presents transfers in and out of each of the valuation levels of fair values.

	2013			2012			2011
	In	Out	Net	In	Out	Net	In	Out	Net
Level 1	$19,416	$0	$19,416	$48,536	$0	$48,536	$0	$0	$0
Level 2	50,805	(19,416)	31,389	0	(92,330)	(92,330)	51,886	0	51,886
Level 3	0	(50,805)	(50,805)	43,794	0	43,794	0	(51,886)	(51,886)

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

Other-than-temporary impairments: Torchmark has determined that certain of its holdings in fixed maturity investments were other-than-temporarily impaired during the three years ended December 31, 2013. The following table presents the writedowns recorded due to these impairments in accordance with accounting guidance and whether the writedown was charged to earnings or other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Writedowns for Other-Than-Temporary Impairments

	2013		2012		2011
	Net Income	Other Comprehensive Income	Net Income	Other Comprehensive Income	Net Income	Other Comprehensive Income
Collateralized debt obligations	$0	$0	$0	$0	$0	$0
Corporate bonds	0	0	5,600	0	20	0

Total pre-tax	$0	$0	$5,600	$0	$20	$0

After tax	$0	$0	$3,640	$0	$13	$0

As of year end 2013, previously written down securities remaining in the portfolio were carried at a fair value of $42 million. Otherwise, as of December 31, 2013, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired. Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell nor expects to be required to sell its other impaired securities.

Bifurcated credit losses result when there is an other-than-temporary impairment for which a portion of the loss is recognized in other comprehensive income. Torchmark’s balances related to bifurcated credit loss positions included in other comprehensive income were $22 million at December 31, 2013, December 31, 2012, and December 31, 2011. There was no change in this balance since January 1, 2011.

Unrealized gains/loss analysis.    Conditions in financial markets improved during 2011 and 2012, resulting in increases in net unrealized gains in the portfolio in both years. In 2011, net unrealized gains rose from $108 million in the beginning of the year to $964 million at December 31, and then further increased to $1.6 billion at December 31, 2012. In 2013, however, increases in interest rates in financial markets caused the net unrealized gain balances to decline to $390 million at December 31, 2013. At December 31, 2013, investments in securities in the financial sector were in a $180 million net unrealized gain position. These investments in the financial sector represented 25% of the portfolio at amortized cost and 26% at fair value. This is compared with a net unrealized gain position of $339 million at the end of the prior year. Investments and securities in the other sectors had net unrealized gains of $210 million at year end 2013 and $1.2 billion at year end 2012. The following tables disclose gross unrealized investment losses by class of investment at December 31, 2013 and December 31, 2012 for the period of time in a loss position. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2013

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$242,144	$(42,885)	$87,977	$(32,410)	$330,121	$(75,295)
States, municipalities and political subdivisions	167,660	(12,807)	1,619	(140)	169,279	(12,947)
Foreign governments	11,966	(67)	0	0	11,966	(67)
Corporates	2,692,494	(196,139)	600,350	(104,250)	3,292,844	(300,389)
Collateralized debt obligations	0	0	58,080	(7,968)	58,080	(7,968)
Other asset-backed securities	6,974	(26)	3,873	(72)	10,847	(98)
Redeemable preferred stocks	106,229	(3,694)	82,287	(10,504)	188,516	(14,198)

Total fixed maturities	$3,227,467	$(255,618)	$834,186	$(155,344)	$4,061,653	$(410,962)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2012

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$316,596	$(4,770)	$199	$(3)	$316,795	$(4,773)
States, municipalities and political subdivisions	26,206	(189)	0	0	26,206	(189)
Foreign governments	0	0	0	0	0	0
Corporates	761,477	(15,339)	343,987	(39,684)	1,105,464	(55,023)
Collateralized debt obligations	0	0	46,446	(18,051)	46,446	(18,051)
Other asset-backed securities	7,940	(88)	7,981	(313)	15,921	(401)
Redeemable preferred stocks	44,132	(310)	171,852	(10,294)	215,984	(10,604)

Total fixed maturities	$1,156,351	$(20,696)	$570,465	$(68,345)	$1,726,816	$(89,041)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total

Number of issues (Cusip numbers) held:
As of December 31, 2013	462	130	592
As of December 31, 2012	195	95	290

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,619 issues at December 31, 2013 and 1,630 issues at December 31, 2012. The weighted-average quality rating of all unrealized loss positions as of December 31, 2013 was BBB+, compared with BBB+ a year earlier. The weighted-average quality ratings are based on amortized cost.

Other investment information:

Other long-term investments consist of the following:

	December 31,
	2013	2012
Mortgage loans, at cost	$0	$514
Investment real estate, at depreciated cost	203	2,816
Low-income housing interests	7,589	9,875
Other	5,415	5,334

Total	$13,207	$18,539

The fair value for mortgages was approximately $0.5 million at December 31, 2012. Accumulated depreciation on investment real estate was $1.7 million at December 31, 2013 and $2.1 million at December 31, 2012.

Torchmark had $125 thousand in fixed maturities at book value ($126 thousand at fair value) that were non-income producing during the twelve months ended December 31, 2013. Torchmark did not have any other invested assets that were non-income producing during the twelve months ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 5—Deferred Acquisition Costs

An analysis of deferred acquisition costs is as follows:

	2013	2012	2011
Balance at beginning of year	$3,198,431	$2,916,732	$2,869,546
Additions:
Deferred during period:
Commissions	331,060	312,581	283,961
Other expenses	193,203	168,237	157,864

Total deferred	524,263	480,818	441,825
Value of insurance purchased during year	8,489	175,257	0
Foreign exchange adjustment	0	3,557	0
Adjustment attributable to unrealized investment losses(1)	14,906	7,234	0

Total additions	547,658	666,866	441,825

Deductions:
Amortized during period	(403,389)	(385,167)	(364,583)
Foreign exchange adjustment	(5,051)	0	(1,765)
Adjustment attributable to unrealized investment gains(1)	0	0	(28,291)

Total deductions	(408,440)	(385,167)	(394,639)

Balance at end of year	$3,337,649	$3,198,431	$2,916,732

(1)	Represents amounts pertaining to investments relating to universal life-type products.

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

Family Heritage was founded in 1989 and is headquartered in Cleveland, Ohio. It is a specialty insurer focused primarily on selling protection-oriented individual supplemental health insurance products through a captive agency force. Torchmark believes that Family Heritage is an excellent fit with Torchmark’s existing insurance business, given that Family Heritage’s operations are consistent with Torchmark’s strategy of selling basic protection products in relatively non-competitive markets through controlled distribution channels. Acquisition expenses in connection with the transaction charged to Torchmark’s earnings in 2012 were $2.9 million ($1.9 million after tax). These costs were included as “Other operating expense” in the Consolidated Statement of Operations for 2012. In 2013, a one-time adjustment for the finalization of accounting for the insurance assets and liabilities for the Family Heritage acquisition was completed. The result of this adjustment was a $1.5 million increase in pretax income ($522 thousand after tax), due to the net effect of an increase in the policyholder benefit reserve of $8.5 million and a greater increase in the deferred acquisition asset of $10.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Acquisition (continued)

The acquisition was accounted for under the acquisition method of accounting as required by accounting guidance. This guidance requires that the identifiable assets acquired and liabilities assumed be based on their fair values at the acquisition date. The results of operations since the acquisition date have been consolidated. A summary of the net assets acquired is as follows:

Fair Value as of November 1, 2012
Assets acquired:
Investments	$591,947
Cash	27,323
Value of insurance purchased	175,257
Goodwill	44,700
Other assets	45,573

Total assets	884,800

Liabilities assumed:
Policy liabilities	643,306
Other liabilities	7,747

Total liabilities	651,053

Total net assets acquired	$233,747

The amount recorded as the value of insurance purchased at November 1, 2012, represents the difference between the fair value of the contractual insurance assets acquired and liabilities assumed compared against the assets and liabilities measured in accordance with the Company’s accounting policies for insurance contracts that it issues or holds in accordance with GAAP. The fair value of this asset was determined based on an actuarial analysis performed by management. The value of insurance purchased is included with “Deferred acquisition costs” on the Consolidated Balance Sheets and will be amortized in proportion with the premium income of the acquired insurance business in accordance with accounting guidance.

No goodwill related to the acquisition is deductible for tax purposes. Because the operations of Family Heritage are considered a part of Torchmark’s health segment, goodwill arising from the transition has been assigned to that reporting unit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 7—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$104,870	$103,517	$100,598
Acquisition of Family Heritage	0	11,700	0
Incurred related to:
Current year	720,490	704,934	628,137
Prior years	(11,594)	(17,531)	(10,644)

Total incurred	708,896	687,403	617,493
Paid related to:
Current year	636,150	627,495	538,910
Prior years	75,897	70,255	75,664

Total paid	712,047	697,750	614,574

Balance at end of year	$101,719	$104,870	$103,517

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

Claims paid in each of the years 2011 through 2013 were settled for amounts less than anticipated when estimated at the previous year end. The most significant components of these favorable variances were in Torchmark’s UA Independent, Liberty National Branch, and Medicare Part D distribution channels. The Company’s estimates at each point have reflected the emerging data and trends. In the Medicare Part D channel, the Company is required to estimate claim discounts that will be received from drug manufacturers. In each of the years 2011 through 2013, the discounts from the drug manufacturers received in the current year but related to prior year claims were higher than anticipated when the claim liability was determined.

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

The components of income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax expense from continuing operations	$234,654	$236,669	$226,166
Income tax expense (benefit) from discontinued operations	0	0	(467)
Shareholders’ equity:
Other comprehensive income (loss)	(386,752)	201,950	284,355
Tax basis compensation expense (from the exercise of stock options and vesting of restricted stock awards) in excess of amounts recognized for financial reporting purposes	(21,314)	(22,602)	(13,121)

	$(173,412)	$416,017	$496,933

Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2013	2012	2011
Current income tax expense	$176,427	$161,332	$169,500
Deferred income tax expense	58,227	75,337	56,666

	$234,654	$236,669	$226,166

In each of the years 2011 through 2013, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2013	%	2012	%	2011	%
Expected income taxes	$267,094	35.0%	$268,098	35.0%	$253,324	35.0%

Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	$(3,107)	(.4)	(3,506)	(.4)	(3,468)	(.5)
Low income housing investments	(32,417)	(4.2)	(28,877)	(3.8)	(24,258)	(3.4)
Other	3,084	.4	954	.1	568	.1

Income tax expense	$234,654	30.8%	$236,669	30.9%	$226,166	31.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2013	2012
Deferred tax assets:
Fixed maturity investments	$16,868	$22,387
Carryover of tax losses	11,415	14,177
Other assets	0	4,084

Total gross deferred tax assets	28,283	40,648

Deferred tax liabilities:
Unrealized gains	92,772	481,804
Employee and agent compensation	68,911	65,877
Deferred acquisition costs	829,032	791,254
Future policy benefits, unearned and advance premiums, and policy claims	315,291	311,366
Other liabilities	1,126	0

Total gross deferred tax liabilities	1,307,132	1,650,301

Net deferred tax liability	$1,278,849	$1,609,653

Torchmark and its subsidiaries, excluding Family Heritage, file a life-nonlife consolidated Federal income tax return. Family Heritage files its Federal income tax return on a separate company basis. Torchmark’s consolidated Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). The IRS is currently examining Torchmark’s 2008-2011 consolidated income tax returns. The statutes of limitations for the assessment of additional tax are closed for all tax years prior to 2008 with respect to Torchmark’s consolidated Federal income tax returns and are closed for all tax years prior to 2010 with respect to Family Heritage’s Federal income tax returns. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Torchmark has net operating loss carryforwards of approximately $32.6 million at December 31, 2013 which will begin to expire in 2025 if not otherwise used to offset future taxable income. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Torchmark’s tax liability is adjusted to include the provision for uncertain tax positions taken or expected to be taken in a tax return. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding effects of accrued interest, net of Federal tax benefits) for the years 2011 through 2013 is as follows:

	2013	2012	2011
Balance at January 1,	$0	$0	$875
Increase based on tax positions taken in current period	0	0	0
Increase related to tax positions taken in prior periods	0	0	0
Decrease related to tax positions taken in prior periods	0	0	(875)
Decrease due to settlements	0	0	0

Balance at December 31,	$0	$0	$0

Torchmark’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest income of $0, $56 thousand, and $0, net of Federal income tax benefits, in its Consolidated Statements of Operations for 2013, 2012, and 2011, respectively. The Company had no accrued interest or penalties at December 31, 2013 or 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Pension Plans:    Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There are also two nonqualified, noncontributory supplemental benefit pension plans which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2013	$3,373	$33,122
2012	3,668	26,007
2011	3,552	20,952

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $10.3 million in 2013, $8.2 million in 2012, and $8.6 million in 2011. Torchmark estimates as of December 31, 2013 that it will contribute an amount not to exceed $20 million to these plans in 2014. The actual amount of contribution may be different from this estimate.

Torchmark has a Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is unfunded. However, life insurance policies on the lives of plan participants have been established for this plan with an unaffiliated insurance carrier. The premiums for this coverage paid were $2.9 million in 2013, $1.7 million in 2012, and $3.9 million in 2011. The cash value of these policies at December 31, 2013 was $22 million and was $18 million a year earlier. Additionally, a Rabbi Trust which involves an investment account has been established to support the liability for this plan. Deposits of $6 million in 2013, $5 million in 2012, and $5 million in 2011 were added to the investment account in this trust. Investments consist of exchange traded funds. As of December 31, 2013, the combined value of the insurance policies and the trust investments was $66 million, compared with $54 million a year earlier. Because this plan is unqualified, the Rabbi Trust and the policyholder value of these policies are not included as defined benefit plan assets but as assets of the Company. They are included with “Other Assets” in the Consolidated Balance Sheets. The liability for this SERP at December 31, 2013 was $58 million and was $59 million a year earlier.

The other supplemental benefit pension plan is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits that an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is unfunded. Liability for this closed plan was $3 million at December 31, 2013 and December 31, 2012. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2013 and 2012.

Pension Assets by Component at December 31, 2013

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Financial	$35,807			$35,807	12%
Consumer, Cyclical	17,915			17,915	6
Energy	13,816			13,816	5
Consumer, Non-Cyclical	13,187			13,187	4
Technology	13,055			13,055	4
Depository Institutions	10,523			10,523	3
Other	10,153	$831		10,984	4

Total equity securities	114,456	831		115,287	38

Corporate bonds	0	147,445		147,445	51
Other bonds		267		267	0
Guaranteed annuity contract*		13,769		13,769	5
Short-term investments	13,318			13,318	5
Other	1,667			1,667	1

Grand Total	$129,441	$162,312	$0	$291,753	100%

*	Annuity contract issued by a Torchmark subsidiary

Pension Assets by Component at December 31, 2012

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Financial	$26,174			$26,174	9%
Consumer, Non-Cyclical	15,894			15,894	6
Technology	13,332			13,332	5
Industrial	10,353			10,353	4
General merchandise stores	11,197			11,197	4
Other	12,883			12,883	4

Total equity securities	89,833			89,833	32

Corporate bonds	4,292	$165,525		169,817	61
Other bonds		327		327	0
Guaranteed annuity contract*		13,277		13,277	5
Short-term investments	2,218			2,218	1
Other	2,169			2,169	1

Grand Total	$98,512	$179,129	$0	$277,641	100%

*	Annuity contract issued by a Torchmark subsidiary

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

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). There is also a guaranteed annuity contract issued by American Income Life Insurance Company to fund the obligations of the American Income Pension Plan. The assets are to be invested in a mix of equity and fixed income investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. Equities include common and preferred stocks, securities convertible into equities, mutual funds that invest in equities, and other equity-related investments. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with maturities less than one year and invested cash. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2013, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturities during the three years ending December 31, 2013.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2013	2012
Discount Rate	5.12%	4.18%
Rate of Compensation Increase	4.35	4.40

For Periodic Benefit Cost for the Year:	2013	2012	2011
Discount Rate	4.18%	5.09%	5.77%
Expected Long-Term Returns	6.96	7.20	7.24
Rate of Compensation Increase	4.40	4.04	4.00

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

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2013	2012	2011
Service cost—benefits earned during the period	$14,984	$11,215	$9,277
Interest cost on projected benefit obligation	17,043	16,796	16,106
Expected return on assets	(17,429)	(17,114)	(16,068)
Net amortization	18,143	14,799	11,331
Recognition of actuarial loss	381	311	306

Net periodic pension cost	$33,122	$26,007	$20,952

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	2013	2012	2011
Balance at January 1	$(168,129)	$(119,863)	$(105,903)

Amortization of:
Prior service cost	2,276	2,146	2,080
Net actuarial (gain) loss*	16,090	12,653	10,071
Transition obligation	0	0	(5)

Total amortization*	18,366	14,799	12,146

Plan amendments	0	(3,452)	0
Experience gain(loss)	52,296	(59,613)	(26,106)

Balance at December 31	$(97,467)	$(168,129)	$(119,863)

*	Includes amortization of postretirement benefits other than pensions of $224 thousand in 2013.

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

	Pension Benefits For the year ended December 31,
	2013	2012
Changes in benefit obligation:
Obligation at beginning of year	$414,921	$331,609
Service cost	14,984	11,215
Interest cost	17,043	16,796
Actuarial loss (gain)	(45,258)	67,949
Plan amendments	0	3,452
Benefits paid	(17,831)	(16,100)

Obligation at end of year	383,859	414,921

Changes in plan assets:
Fair value at beginning of year	277,641	258,067
Return on assets	21,613	27,493
Contributions	10,330	8,181
Benefits paid	(17,831)	(16,100)

Fair value at end of year	291,753	277,641

Funded status at year end	$(92,106)	$(137,280)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$90,878	$156,567
Prior service cost	5,476	7,752
Transition obligation	0	0

Net amounts recognized at year end	$96,354	$164,319

The portion of other comprehensive income that is expected to be reflected in pension expense in 2014 is as follows:

Amortization of prior service cost	$2,113
Amortization of net loss (gain)	8,172
Amortization of transition obligation	0

Total	$10,285

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $295 million and $321 million at December 31, 2013 and 2012, respectively. In the unfunded plans, the ABO was $52 million and $52 million at December 31, 2013 and 2012, respectively.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2013. These estimates use the same assumptions that measure the benefit obligation at December 31, 2013, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2014	$14,973
2015	16,759
2016	18,048
2017	19,847
2018	21,183
2019-2023	129,331

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2013	2012	2011
Service cost	$354	$392	$919
Interest cost on benefit obligation	1,030	1,020	999
Expected return on plan assets	0	0	0
Net amortization	224	0	0
Recognition of net actuarial (gain) loss	0	0	(815)

Net periodic postretirement benefit cost	$1,608	$1,412	$1,103

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded, funded status is equivalent to the accrued benefit liability.

	Benefits Other Than Pensions For the year ended December 31,
	2013	2012
Changes in benefit obligation:
Obligation at beginning of year	$22,367	$19,008
Service cost	354	392
Interest cost	1,030	1,020
Actuarial loss (gain)	(2,475)	2,358
Benefits paid	(416)	(411)

Obligation at end of year	20,860	22,367

Changes in plan assets:
Fair value at beginning of year	0	0
Return on assets	0	0
Contributions	416	411
Benefits paid	(416)	(411)

Fair value at end of year	0	0

Funded status at year end	$(20,860)	$(22,367)

Amounts recognized in accumulated other comprehensive income:
Net loss*	$1,113	$3,812

Net amounts recognized at year end	$1,113	$3,812

*	The net loss for benefit plans other than pensions reduces other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2013	2012
Discount Rate	5.12%	4.18%

For Periodic Benefit Cost for the Year:
	2013	2012	2011
Discount Rate	4.18%	5.09%	5.77%

Estimated Future Payments for Post-Retirement Benefit Plans Other Than Pensions

For the year(s)
2014	$899
2015	1,007
2016	1,130
2017	1,313
2018	1,516
2019-2023	8,227

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation not involving cash	$25,642	$21,605	$14,954
Commitments for low-income housing interests	42,525	29,759	36,722
Capitalized investment income	806	1,537	5,321
Debt assumed to acquire Family Heritage	0	20,000	0

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2013	2012	2011
Interest paid	$81,322	$77,686	$75,653
Income taxes paid	139,091	89,061	188,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

					As of December 31,
					2013			2012
Description	Annual Percentage Rate		Issue Date	Periodic Interest Payments Due	Outstanding Principal (Par Value)	Outstanding Principal (Book Value)	Outstanding Principal (Fair Value)	Outstanding Principal (Book Value)
Notes, due 5/15/23(1)(2)	7.875%		5/93	5/15 & 11/15	$165,612	$163,609	$204,489	$163,471
Notes, due 8/1/13(1)(3)	7.375%		7/93	2/1 & 8/1	0	0	0	93,956
Senior Notes, due 6/15/16(1)(6)	6.375%		6/06	6/15 & 12/15	250,000	248,753	277,185	248,300
Senior Notes, due 6/15/19(1)(6)	9.250%		6/09	6/15 & 12/15	292,647	290,268	376,089	289,950
Senior Notes, due 9/15/22(1)(6)	3.800%		9/12	3/15 & 9/15	150,000	147,392	145,178	147,148
Junior Subordinated
Debentures due 12/15/52(4)(8)	5.875%		9/12	quarterly	125,000	120,843	108,450	120,817
Junior Subordinated
Debentures due 3/15/36(4)(5)	3.543	%(9)	(10)	quarterly	20,000	20,000	20,000	20,000

Total funded debt					1,003,259	990,865	1,131,391	1,083,642

Less current maturity of long-term debt					0	0	0	(93,956)

Total long-term debt					1,003,259	990,865	1,131,391	989,686

Current maturity of long-term debt(7)					0	0	0	93,956
Commercial Paper(7)					229,140	229,070	229,070	225,087

Total short-term debt					229,140	229,070	229,070	319,043

Total debt					$1,232,399	$1,219,935	$1,360,461	$1,308,729

(1)	All securities other than the Junior Subordinated Debentures have equal priority with one another.
(2)	Not callable.
(3)	Repaid August 1, 2013.
(4)	Quarterly payments on the 15th of March, June, Sept., and Dec.
(5)	Callable anytime.
(6)	Callable subject to “make-whole” premium.
(7)	Classified as short-term debt.
(8)	Callable as of December 15, 2017.
(9)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
(10)	Assumed upon November 1, 2012 acquisition of Family Heritage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

The amount of debt that becomes due during each of the next five years is: 2014—$229 million; 2015—$0; 2016—$250 million; 2017—$0; 2018—$0 and thereafter—$753 million.

Funded debt:    On September 24, 2012, Torchmark issued $300 million principal amount of 3.80% Senior Notes due 2022. Interest on the Senior Notes will be payable semi-annually and will commence on March 15, 2013. As part of the offering, two of Torchmark’s insurance subsidiaries acquired a combined amount of $150 million par value of the Senior Notes. Proceeds from the issuance of this debt, net of underwriters’ discount and expenses, were $147 million with total proceeds to the Parent Company of approximately $297 million. The Senior Notes are redeemable by Torchmark in whole or in part at any time subject to a “make-whole” premium, whereby the Company would be required to pay the greater of the full principal amount of the notes or otherwise the present value of the remaining payment schedule of the notes discounted at a rate of interest equivalent to the rate of a United States Treasury security of comparable term plus a spread of 30 basis points. Torchmark used a portion of the net proceeds from the new Senior Note offering to fund the acquisition of Family Heritage as described in Note 6 - Acquisition. The Parent Company used the remaining proceeds to repay its $94 million principal amount 7 3/8% Notes that matured on August 1, 2013.

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

Commercial Paper:    In December, 2010, Torchmark entered into a credit facility with a group of lenders allowing unsecured borrowings and stand-by letters of credit up to $600 million. The facility includes a provision which allows Torchmark to increase the facility limit by $200 million if certain conditions are met. The Company also has the ability to request up to $250 million in letters of credit to be issued against the facility. The agreement is set to terminate on January 7, 2015. The credit facility is further designated as a back-up credit line for a commercial paper program, where Torchmark may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

borrow from either the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility limit less any letters of credit issued. Interest is charged at variable rates. The facility does not have a ratings-based acceleration trigger which would require early payment. A facility fee is charged for the entire facility. There is also an issuance fee for letters of credit issued. Torchmark is subject to certain covenants for the agreements regarding capitalization and earnings, with which it was in compliance at December 31, 2013 and throughout the three-year period ended December 31, 2013. Borrowings on the credit facilities are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Torchmark’s short-term borrowings is presented below.

Short-Term Borrowings

	At December 31,
	2013	2012
Balance at end of period (at par value)	$229,140	$225,180
Annualized interest rate	.30%	.36%
Letters of credit outstanding	$198,000	$198,000
Remaining amount available under credit line	172,860	176,820

	For the Year Ended December 31,
	2013	2012	2011
Average balance outstanding during period	$274,435	$250,401	$206,148
Daily-weighted average interest rate*	.31%	.41%	.39%
Maximum daily amount outstanding during period	$340,140	$385,000	$271,761

*	Annualized

Note 12—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is as follows:

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2011:
Balance at January 1, 2011	0	0	119,812,123	(947,497)
Grants of restricted stock				173,553
Forfeitures of restricted stock				(7,153)
Issuance of common stock due to exercise of stock options				4,829,892
Treasury stock acquired				(23,281,453)
Retirement of treasury stock			(7,500,000)	7,500,000

Balance at December 31, 2011	0	0	112,312,123	(11,732,658)
2012:
Grants of restricted stock				69,720
Issuance of common stock due to exercise of stock options				5,357,490
Treasury stock acquired				(11,771,039)
Retirement of treasury stock			(6,500,000)	6,500,000

Balance at December 31, 2012	0	0	105,812,123	(11,576,487)
2013:
Grants of restricted stock				50,943
Forfeitures and surrenders of restricted stock				(24,906)
Issuance of common stock due to exercise of stock options				2,611,838
Issuance of common stock due to settlement of restricted stock units				7,460
Treasury stock acquired				(7,379,384)
Retirement of treasury stock			(5,000,000)	5,000,000

Balance at December 31, 2013	0	0	100,812,123	(11,310,536)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity (continued)

Acquisition of Common Shares:    Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 5.5 million shares at a cost of $360 million in 2013, 7.5 million shares at a cost of $360 million in 2012, and 18.9 million shares at a cost of $788 million in 2011. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. Shares repurchased for dilution purposes were 1.9 million shares at a cost of $122 million in 2013, 4.3 million shares at a cost of $210 million in 2012, and 4.4 million shares at a cost of $185 million in 2011.

Retirement of Treasury Stock:    Torchmark retired 5 million shares of treasury stock in 2013, 6.5 million in 2012, and 7.5 million in 2011.

Restrictions:    Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of prior year statutory net income excluding realized capital gains on an annual noncumulative basis, or 10% of prior year surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Torchmark paid dividends to the parent company in the amount of $488 million in 2013 and $437 million in 2012. In 2011, subsidiaries of Torchmark paid $769 million in dividends to the parent company, including $305 million available from the proceeds from the sale of United Investors completed in 2010. As of December 31, 2013, dividends and transfers from insurance subsidiaries to parent available to be paid in 2014 were limited to the amount of $451 million without regulatory approval, such that $878 million was considered restricted net assets of the subsidiaries. The Company believes that total dividends and transfers of $471 million will be available to the parent in 2014. Please refer to Schedule II. Condensed Financial Information of Registrant for more information about Torchmark’s transactions with its subsidiaries. While there are no legal restrictions on the payment of dividends to shareholders from Torchmark’s retained earnings, retained earnings as of December 31, 2013 were restricted by lenders’ covenants which require the Company to maintain and not distribute $3.18 billion from its total consolidated retained earnings of $3.55 billion.

Earnings Per Share:    A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2013	2012	2011
Basic weighted average shares outstanding	91,764,590	96,614,199	108,278,113
Weighted average dilutive options outstanding	1,277,933	1,284,189	1,537,277

Diluted weighted average shares outstanding	93,042,523	97,898,388	109,815,390

Stock options to purchase 3.5 million shares during the years 2011 were considered to be anti-dilutive and are excluded from the calculation of diluted earnings per share. There were no anti-dilutive shares in 2013 and 2012. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

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

An analysis of shares available for grant is as follows:

	Available for Grant
	2013	2012	2011
Balance at January 1	4,536,301	6,099,342	255,263
Approval of Torchmark Corporation 2011 Incentive Plan*	0	0	7,950,000
Cancellation of available shares from prior plans	0	0	(229,333)
Options expired and forfeited during year	85,406	5,850	0
Restricted stock expired and forfeited during year (counted as 3.1 options)*	6,417	0	0
Options granted during year	(1,084,575)	(1,072,725)	(1,338,013)
Restricted stock, restricted stock units, and performance shares granted under the Torchmark Corporation 2011 Incentive Plan (counted as 3.1 options per grant)*	(631,047)	(496,166)	(519,558)
Restricted stock and restricted stock units granted during the year under previous plans	0	0	(19,017)

Balance at December 31	2,912,502	4,536,301	6,099,342

* Plan allows for grant of restricted stock such that each stock grant reduces 3.1 options available for grant

A summary of stock compensation activity for each of the three years ended December 31, 2013 is presented below:

	2013	2012	2011
Stock-based compensation expense recognized*	$25,642	$21,605	$14,954
Tax benefit recognized	8,975	7,562	5,234
Weighted-average grant-date fair value of options granted	18.55	15.70	15.48
Intrinsic value of options exercised	72,793	80,781	40,991
Cash received from options exercised	97,815	181,022	162,613
Actual tax benefit received from exercises	25,478	28,086	14,347

* No stock-based compensation expense was capitalized in any period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of option activity for each of the three years ended December 31, 2013 is as follows:

	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	7,332,137	$38.14	11,620,393	$35.42	15,185,729	$34.09
Granted:
7-year term	907,800	56.43	846,300	46.10	1,129,663	44.37
10-year term	176,775	56.10	226,425	45.49	208,350	44.40
Exercised	(2,611,838)	37.45	(5,354,381)	33.82	(4,829,892)	33.67
Expired and forfeited	(85,406)	48.49	(6,600)	44.63	(73,425)	39.17
Adjustment due to 7/1/11 stock split	0	0.00	0	0.00	(32)	32.96

Outstanding-end of year	5,719,468	$41.76	7,332,137	$38.14	11,620,393	$35.42

Exercisable at end of year	2,930,368	$34.42	4,261,817	$35.37	8,265,818	$36.28

A summary of restricted stock and restricted stock units granted during each of the years in the three year period ended December 31, 2013 is presented in the table below. Restricted stock holders are entitled to dividends on the stock and holders of restricted stock units are entitled to dividend equivalents. Executive grants vest over five years and director grants vest over six months.

	2013	2012	2011
Executives restricted stock:
Shares	39,130	60,000	167,250
Price per share	$60.14	$46.12	$44.39
Aggregate value	$2,353	$2,767	$7,424
Percent vested as of 12/31/13	0%	20%	30%

Directors restricted stock:
Shares	10,030	9,720	6,303
Price per share	$53.18	$43.74	$40.45
Aggregate value	$533	$425	$255
Percent vested as of 12/31/13	100%	100%	100%

Directors restricted stock units (including dividend equivalents):
Shares	11,332	10,331	13,063
Price per share	$53.98	$44.03	$40.49
Aggregate value	$612	$455	$529
Percent vested as of 12/31/13	100%	100%	100%

Certain senior executives of the Company have been granted performance shares. On February 27, 2013, a grant was made of 99 thousand performance shares at a price of $56.10 per share for an aggregate grant price of $5.5 million. On February 21 and 22, 2012 grants were made of 80 thousand performance shares with grant prices ranging from $48.72 to $49.09 per share for an aggregate grant price of $3.9 million. Performance grants have a three year contract life, and they do not vest prior to the termination of the contract period. While the target distribution is 99 thousand shares and 80 thousand shares for the 2013 and 2012 grants, respectively, the determination of the actual settlement in shares will be based on the achievement of certain performance objectives of Torchmark over the respective three-year contract periods. The actual shares could be distributed in a range from 0 to 197 thousand shares for the 2013 grants, and 0 to 160 thousand shares for the 2012 grants. The performance shareholders are not entitled to dividend equivalents, and are not entitled to dividend payments until vested and settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of unvested restricted stock is as follows:

	Executives Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Total

2011:
Balance at January 1, 2011	237,150	0	0	237,150
Grants	167,250	0	6,303	173,553
Restriction lapses	(72,600)	0	(6,303)	(78,903)
Forfeitures	(4,800)	0	0	(4,800)

Balance at December 31, 2011	327,000	0	0	327,000

2012:
Grants	60,000	80,000	9,720	149,720
Restriction lapses	(75,300)	0	(9,720)	(85,020)
Forfeitures	0	0	0	0

Balance at December 31, 2012	311,700	80,000	0	391,700

2013:
Grants	39,130	98,500	10,030	147,660
Estimated additional performance shares*	0	63,200	0	63,200
Restriction lapses	(100,500)	0	(10,030)	(110,530)
Forfeitures	(20,700)	0	0	(20,700)

Balance at December 31, 2013	229,630	241,700	0	471,330

*Additional share grants expected due to achievement of performance criteria.

Restricted stock units outstanding at each of the year ends 2013, 2012, and 2011 were 57,145, 53,272, and 42,938, respectively. Restricted stock units are only available to directors, and are not converted to shares until the director’s retirement, death, or disability. There were no unvested director restricted shares outstanding at the end of any of the years 2011 through 2013. Director restricted stock and restricted stock units are generally granted on the first working day of the year and vest in six months. Dividend equivalents are earned on restricted stock units only. They are granted in the form of additional restricted stock units and vest immediately upon grant.

Additional information about Torchmark’s stock-based compensation as of December 31, 2013 and 2012 is as follows:

	2013	2012
Outstanding options:
Weighted-average remaining contractual term (in years)	4.11	3.72
Aggregate intrinsic value	$208,152	$99,212

Exercisable options:
Weighted-average remaining contractual term (in years)	2.49	2.29
Aggregate intrinsic value	$128,150	$69,472

Unrecognized compensation*	$37,397	$32,808
Weighted average period of expected recognition (in years)*	0.96	0.74

*	Includes restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2013	2012
Number of shares outstanding	2,789,100	3,070,320
Weighted-average exercise price (per share)	$49.47	$41.98
Weighted-average remaining contractual term (in years)	5.81	5.70
Aggregate intrinsic value	$80,002	$29,740

Torchmark expects that substantially all unvested options will vest.

The following table summarizes information about stock options outstanding at December 31, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.67 - $30.40	461,983	2.11	$17.69	457,386	$17.57
30.87 - 30.87	962,124	3.03	30.87	962,124	30.87
35.93 - 42.92	986,616	1.12	40.35	979,202	40.37
43.06 - 44.39	1,228,295	4.68	44.37	526,806	44.35
44.79 - 48.72	1,004,375	5.72	45.78	4,850	45.49
56.10 - 64.59	1,076,075	6.54	56.38	0	0

$15.67 - $64.59	5,719,468	4.11	$41.76	2,930,368	$34.42

No equity awards were cash settled during the three years ended December 31, 2013.

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

Torchmark Corporation

Premium Income By Distribution Channel

	For the Year 2013
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$19,742	1	$298,298	25	$532	100	$318,572	10
Liberty National Exclusive	275,980	15	241,264	21			517,244	17
American Income Exclusive	715,366	38	79,435	7			794,801	26
Family Heritage Exclusive	1,006	0	190,923	16			191,929	6
Direct Response	663,544	35	53,898	5			717,442	24
Medicare Part D			300,008	26			300,008	10
Other	209,694	11					209,694	7

	$1,885,332	100	$1,163,826	100	$532	100	$3,049,690	100

	For the Year 2012
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$21,127	1	$298,759	28	$559	100	$320,445	11
Liberty National Exclusive	281,723	15	263,535	25			545,258	19
American Income Exclusive	663,696	37	79,640	8			743,336	26
Family Heritage Exclusive	130	0	30,119	3			30,249	1
Direct Response	630,111	35	57,966	6			688,077	24
Medicare Part D			317,764	30			317,764	11
Other	211,737	12					211,737	8

	$1,808,524	100	$1,047,783	100	$559	100	$2,856,866	100

	For the Year 2011
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$22,846	1	$306,490	33	$608	100	$329,944	12
Liberty National Exclusive	288,308	17	290,107	31			578,415	22
American Income Exclusive	607,914	35	80,119	9			688,033	26
Direct Response	593,650	35	57,067	6			650,717	25
Medicare Part D			196,710	21			196,710	7
Other	213,526	12					213,526	8

	$1,726,244	100	$930,493	100	$608	100	$2,657,345	100

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its major income statement line items.

	For the year 2013
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,885,332	$1,163,826	$532				$2,584	(1)	$3,052,274
Net investment income				$734,650			(24,907	)(4)	709,743
Other income					$2,208		(277	)(3)	1,931

Total revenue	1,885,332	1,163,826	532	734,650	2,208		(22,600)		3,763,948
Expenses:
Policy benefits	1,227,857	806,478	43,302				11,209	(1,6)	2,088,846
Required interest on:
Policy reserves	(508,236)	(59,858)	(57,294)	625,388					0
Deferred acquisition costs	164,981	23,233	1,811	(190,025)					0
Amortization of acquisition costs	323,950	72,244	8,714				(1,519	)(7)	403,389
Commissions, premium taxes, and non-deferred acquisition costs	131,721	89,922	60				(277	)(3)	221,426
Insurance administrative expense(2)					178,898		1,155	(5)	180,053
Parent expense						$8,495	500	(6)	8,995
Stock-based compensation expense						25,642			25,642
Interest expense				80,461					80,461

Total expenses	1,340,273	932,019	(3,407)	515,824	178,898	34,137	11,068		3,008,812

Subtotal	545,059	231,807	3,939	218,826	(176,690)	(34,137)	(33,668)		755,136
Non-operating items							8,761	(5,6,7)	8,761
Amortization of low-income housing interests							24,907	(4)	24,907

Measure of segment profitability (pretax)	$545,059	$231,807	$3,939	$218,826	$(176,690)	$(34,137)	$0		788,804

Deduct applicable income taxes									(258,137)

Segment profits after tax									530,667

Add back income taxes applicable to segment profitability									258,137
Add (deduct) realized investment gains (losses)									7,990
Deduct amortization of low-income housing(4)									(24,907)
Deduct Guaranty Fund Assessment(5)									(1,155)
Deduct legal settlement expenses(6)									(9,125)
Add Family Heritage Life acquisition adjustments(7)									1,519

Pretax income per Consolidated Statement of Operations									$763,126

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing interests.
(5)	Guaranty Fund Assessment.
(6)	Legal settlement expenses.
(7)	Family Heritage Life acquisition adjustments.

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

Analysis of Profitability by Segment

	2013	2012	2011	2013 Change	%	2012 Change	%
Life insurance underwriting margin	$545,059	$509,476	$460,963	$35,583	7	$48,513	11
Health insurance underwriting margin	231,807	197,341	188,990	34,466	17	8,351	4
Annuity underwriting margin	3,939	3,465	2,345	474	14	1,120	48
Excess investment income	218,826	236,644	258,986	(17,818)	(8)	(22,342)	(9)
Other insurance:
Other income	2,208	1,898	2,507	310	16	(609)	(24)
Administrative expense	(178,898)	(165,405)	(159,109)	(13,493)	8	(6,296)	4
Corporate and adjustments	(34,137)	(29,827)	(22,647)	(4,310)	14	(7,180)	32

Pre-tax total	788,804	753,592	732,035	35,212	5	21,557	3
Applicable taxes	(258,137)	(246,945)	(238,335)	(11,192)	5	(8,610)	4

Total	530,667	506,647	493,700	24,020	5	12,947	3
Realized gains (losses)—investments (after tax)*	3,965	24,591	16,838	(20,626)		7,753
Loss on disposal of discontinued operations (after tax)	0	0	(455)	0		455
Acquisition expense and adjustments—Family Heritage (after tax)	522	(1,914)	0	2,436		(1,914)
Legal settlement expenses (after tax)	(5,931)	0	(7,800)	(5,931)		7,800
Guaranty Fund assessment (after tax)	(751)	0	0	(751)		0
State administrative settlement (after tax)	0	0	(4,486)	0		4,486
Loss on sale of equipment (after tax)	0	0	(636)	0		636

Net income	$528,472	$529,324	$497,161	$(852)	0	$32,163	6

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

Assets by Segment

	At December 31, 2013
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$13,456,944		$13,456,944
Accrued investment income				200,038		200,038
Deferred acquisition costs	$2,809,199	$497,743	$30,707			3,337,649
Goodwill	309,609	131,982				441,591
Other assets					$755,522	755,522

Total assets	$3,118,808	$629,725	$30,707	$13,656,982	$755,522	$18,191,744

	At December 31, 2012
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$14,155,919		$14,155,919
Accrued investment income				195,497		195,497
Deferred acquisition costs	$2,688,876	$481,725	$27,830			3,198,431
Goodwill	309,609	131,982				441,591
Other assets					$785,472	785,472

Total assets	$2,998,485	$613,707	$27,830	$14,351,416	$785,472	$18,776,910

Other Balances by Segment

	At December 31, 2013
	Life	Health	Annuity	Investment	Consolidated
Future policy benefits	$8,493,972	$1,384,365	$1,377,818		$11,256,155
Unearned and advance premium	16,970	57,204			74,174
Policy claims and other benefits payable	121,661	101,719			223,380
Debt				$1,219,935	1,219,935

Total	$8,632,603	$1,543,288	$1,377,818	$1,219,935	$12,773,644

	At December 31, 2012
	Life	Health	Annuity	Investment	Consolidated
Future policy benefits	$8,093,618	$1,264,540	$1,348,061		$10,706,219
Unearned and advance premium	16,856	59,232			76,088
Policy claims and other benefits payable	123,600	104,870			228,470
Debt				$1,308,729	1,308,729

Total	$8,234,074	$1,428,642	$1,348,061	$1,308,729	$12,319,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies

Reinsurance:    Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented .5% of total life insurance in force at December 31, 2013. Insurance ceded on life and accident and health products represented .3% of premium income for 2013. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 2.5% of life insurance in force at December 31, 2013 and reinsurance assumed on life and accident and health products represented .9% of premium income for 2013.

Leases:    Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $4.1 million in 2013, $3.6 million in 2012, and $4.8 million in 2011. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2013 were as follows: 2014, $3.4 million; 2015, $3.3 million; 2016, $1.9 million; 2017, $1.1 million; 2018, $1.0 million and in the aggregate, $11.4 million.

Low-Income Housing Tax Credit Interests:    As described in Note 1, Torchmark had $290 million invested in entities which provide certain tax benefits at December 31, 2013. As of December 31, 2013, Torchmark remained obligated under these commitments for $58 million, of which $41 million is due in 2014, $8 million in 2015, $0 million in 2016, and $9 million thereafter.

Investment Commitment:    As of December 31, 2013, Torchmark had committed to purchase $33.8 million of private placement investments.

Concentrations of Credit Risk:    Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2013, the investment portfolio, at fair value, consisted of the following:

Investment-grade corporate securities	79%
Securities of state and municipal governments	10
Below-investment-grade securities	4
Policy loans, which are secured by the underlying insurance policy values	3
Government-sponsored enterprises	2
Other fixed maturities, equity securities, mortgages, real estate, other long-term investments, and short-term investments	2

100%

As of December 31, 2013, securities of state and municipal governments represented 10% of invested assets at fair value. Such investments are made throughout the U.S. At year-end 2013, 5% or more of the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (31%), Ohio (7%), Washington (7%), Illinois (6%), and Alabama (5%). Otherwise, there was no significant concentration within any given state.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

Corporate debt and equity investments are made in a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio at December 31, 2013, based on fair value:

Insurance	17%
Electric utilities and services	17%
Pipelines	7%
Banks	6%
Oil and gas extraction	6%
Transportation	5%
Mining	4%
Chemicals	4%
Telecommunications	3%
REITs	3%

At year-end 2013, 4% of invested assets at fair value was represented by fixed maturities rated below investment grade (BB or lower as determined by the weighted average of available ratings from rating services). Par value of these investments was $681 million, amortized cost was $566 million, and fair value was $523 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Collateral Requirements:    Torchmark requires collateral for investments in instruments where collateral is available and is typically required because of the nature of the investment. Torchmark’s mortgages are secured by the underlying real estate.

Guarantees:    At December 31, 2013, Torchmark had in place three guarantee agreements, of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2013, Torchmark had no liability with respect to these guarantees.

Letters of Credit:    Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2015. The maximum amount of letters of credit available is $250 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2013, $198 million of letters of credit were outstanding.

Equipment leases:    Torchmark has guaranteed performance of a subsidiary as lessee under two leasing arrangements for aviation equipment. One of the leases expires in January, 2017 and the other expires in August, 2019. At December 31, 2013, total remaining undiscounted payments under the leases were approximately $6.5 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

Unclaimed Property Audits.    Torchmark subsidiaries are currently the subject of audits regarding the identification, reporting, and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty seven states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any Company liability. These audits are wide-ranging, and seek large amounts of data regarding claims handling, procedures, and payments of contract benefits arising from unreported death claims. Additionally, the Torchmark subsidiary companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

are the subject of multiple regulatory departments’ inquiries and examinations with similar focus on abandoned property and unreported claims, but also which deal with the accounting for general expenses, commissions, and other payments. These audits and examinations could result in additional payments to insurance beneficiaries, the escheatment of abandoned property to various states, and/or possible administrative penalties. Amounts that could be payable to insurance beneficiaries and to the states for the escheatment of abandoned property represent insurance liabilities and are included in the Company’s estimate of policy benefits under the caption “Total policy liabilities” on the Consolidated Balance Sheets. No estimate of range can be made for loss contingencies related to possible administrative penalties at this time.

Litigation:     Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts. Torchmark’s management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which Torchmark and its subsidiaries have substantial business, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

In January 2013, the West Virginia Treasurer filed actions against Torchmark subsidiaries, United American, Globe and American Income in the Circuit Court of Putnam County, West Virginia (State of West Virginia ex rel. John D. Perdue v. United American Insurance Company, et al, Civil Action No. 12-C-439). The actions, which also name numerous other unaffiliated insurance companies, allege violations of the West Virginia Uniform Unclaimed Property Act and seek to compel compliance with that Act through the reporting and remittance of unclaimed life insurance proceeds to the State Treasurer as administrator of the West Virginia Unclaimed Property Fund. This litigation was stayed as to these Torchmark subsidiaries pending completion of the unclaimed property audits being conducted by various State Departments of Revenue, discussed more fully under the caption Unclaimed Property Audits in this footnote, and a motion to dismiss the West Virginia litigation was subsequently granted as to all defendants in the case by the Court in January 2014. West Virginia has filed an appeal of this decision and thus, the stay of the litigation against the Torchmark subsidiaries has been reinstated.

With respect to its current litigation, at this time management believes that the possibility of a material judgment adverse to Torchmark is remote, and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2013. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2013:
Premium and policy charges	$784,814	$765,851	$750,998	$750,611
Net investment income	176,839	177,964	176,656	178,284
Realized investment gains(losses)	(3,907)	5,913	4,459	1,525
Total revenues	958,216	950,339	932,789	930,594
Policy benefits	552,003	524,499	516,783	495,561
Amortization of acquisition expenses	101,714	102,488	98,444	100,743
Pretax income	173,063	192,784	190,850	206,429
Net income	119,632	133,901	132,122	142,817
Basic net income per common share*	1.28	1.45	1.45	1.59
Diluted net income per common share*	1.27	1.44	1.43	1.56

2012:
Premium and policy charges	$718,475	$705,582	$699,860	$732,545
Net investment income	174,121	175,176	169,400	174,947
Realized investment gains(losses)	5,006	4,661	7,283	20,883
Total revenues	897,923	885,795	877,100	928,698
Policy benefits	512,647	484,807	479,119	479,109
Amortization of acquisition expenses	96,498	96,601	94,016	98,052
Pretax income	170,235	186,380	188,791	220,587
Net income	118,677	128,988	130,672	150,987
Basic net income per common share*	1.19	1.33	1.37	1.60
Diluted net income per common share*	1.17	1.32	1.36	1.58

*	Basic and diluted net income per share by quarter may not add to per share income on a year-to-date basis due to share weighting and rounding.

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

As of the end of the fiscal year completed December 31, 2013, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the quarter ended December 31, 2013, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

Item 9B.    Other Information

There were no items required.

Management’s Report on Internal Control over Financial Reporting

Management at Torchmark Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for assessing the effectiveness of internal control on an annual basis. As a framework for assessing internal control over financial reporting, the Company utilizes the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2013. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark’s internal control over financial reporting based on our audit.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of Torchmark and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2014

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Director Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics,” “Director Qualification Standards,” “Procedures for Director Nominations by Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2014 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11.    Executive Compensation

Information required by this item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “2013 Grants of Plan-based Awards”, “Outstanding Equity Awards at Fiscal Year End 2013”, “Option Exercises and Stock Vested during Fiscal Year Ended December 31, 2013”, “Pension Benefits at December 31, 2013”, “Potential Payments upon Termination or Change in Control”, “2013 Director Compensation”, “Payments to Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information As of December 31, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,719,468	$41.76	2,912,502

Equity compensation plans not approved by security holders	0	0	0

Total	5,719,468	$41.76	2,912,502

(b)	Security ownership of certain beneficial owners:

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, filed with the Delaware Secretary of State on April 30, 2010 (incorporated by reference from Exhibit 3.1.2 to Form 8-K dated May 5, 2010)

3.2	Amended and Restated By-Laws of Torchmark Corporation, as amended April 20, 2012 (incorporated by reference from Exhibit 3.2 to Form 8-K dated April 24, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.5	Second Supplemental Indenture dated as of June 23, 2006 between Torchmark Corporation, J.P. Morgan Trust Company, National Association and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 23, 2006)

4.6	Third Supplemental Indenture dated as of June 30, 2009 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4 to Form 10-Q for the quarter ended June 30, 2009)

4.7	Fourth Supplemental Indenture dated as of September 24, 2012 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Indenture dated February 1, 1987 (incorporated by reference from Exhibit 4.2 to Form 8-K dated September 24, 2012)

4.8	First Supplemental Indenture dated as of September 24, 2012, between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Junior Subordinated Indenture dated November 2, 2001, (incorporated by reference from Exhibit 4.5 to Form 8-K dated September 24, 2012)

4.9	Certificate and Declaration of Trust of SAFC Statutory Trust I dated February 16, 2006 (incorporated by reference from Exhibit 4.9 to Form 10-K for the fiscal year ended December 31, 2012)

4.10	Amended and Restated Declaration of Trust of SAFC Statutory Trust I dated March 1, 2006 (incorporated by reference from Exhibit 4.10 to Form 10-K for the fiscal year ended December 31, 2012)

4.11	Indenture dated as of March 1, 2006 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 between Southwestern American Financial Corporation and Wilmington Trust Company (incorporated by reference from Exhibit 4.11 to Form 10-K for the fiscal year ended December 31, 2012)

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

Page of this Report

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Credit Agreement dated as of December 10, 2010 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, L/C Issuer and L/C Administrator and the other lenders listed therein (incorporated by reference from Exhibit 10.01 to Form 8-K dated December 16, 2010)

10.5	First Amendment to Credit Agreement dated as of September 27, 2012, among Torchmark Corporation, as Borrower, TMK Re, Ltd, the other lenders listed on the signature pages hereof as Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 to Form 8-K dated October 1, 2012)

10.6	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

10.7	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*

10.8	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.9	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.10	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.11	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.12	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.14	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

Page of this Report

10.15	The Torchmark Corporation Amended and Restated Pension Plan (incorporated by reference from Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2010)*

10.16	Amendment Sixteen to the Torchmark Corporation Amended and Restated Pension Plan (as Restated Effective January 1, 2009) (incorporated by reference from Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2012)*

10.17	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

10.18	The Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2009)* (incorporated by reference from Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2010)

10.19	Torchmark Corporation 2013 Management Incentive Plan effective as of January 1, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2013)*

10.20	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.21	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

10.22	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.23	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.24	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.25	Payments to Directors (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended June 30, 2013)*

10.26	Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.27	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.28	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.29	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus) (incorporated by reference from Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2005)*

10.30	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting) (incorporated by reference from Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2005)*

10.31	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.32	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

Page of this Report

10.33	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.34	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

10.35	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

10.36	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.37	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

10.38	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.39	Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.1 to Form 8-K dated May 2, 2007)*

10.40	Form of Stock Option Award Agreement under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.2 to Form 8-K dated May 2, 2007)*

10.41	Form of Restricted Stock Award (Board grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.3 to Form 8-K dated May 2, 2007)*

10.42	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.43	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.44	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.45	Amendment No. 2 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2007)*

10.46	Amendment No. 3 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2007)*

10.47	Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2007)*

10.48	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2007)*

10.49	Form of Restricted Stock Award (Compensation Committee grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2007)*

Page of this Report

10.50	Amendment Four to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2008)*

10.51	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2008)*

10.52	Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008)*

10.53	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008)*

10.54	Amendment to the Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2008)*

10.55	Amendment Five to the Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2009) (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2011)*

10.56	Amendment Six to the Torchmark Corporation Savings and Investment Plan (As Restated Effective January 1, 2009) (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2012)*

10.57	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

10.58	Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.

10.59	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2012)*

10.60	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for fiscal year ended December 31,2010)*

10.61	Form of Restricted Stock Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for fiscal year ended December 31, 2010)*

10.62	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for fiscal year ended December 31, 2010)*

10.63	Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2011)*

10.64	Form of Restricted Stock Award (Executive) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2011)*

10.65	Form of Restricted Stock Award (Special) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2011)*

10.66	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 4, 2011)*

10.67	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.5 to Form 8-K dated May 4, 2011)*

10.68	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated February 27, 2012)*

Page of this Report

10.69	Second Amendment to Credit Agreement dated as of January 10, 2013 among Torchmark Corporation as Borrower, TMK Re, Ltd., the other lenders listed on the signature pages hereof as Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 14, 2013)

10.70	Compensation of Chairman of Board (incorporated by reference from Exhibit 10.1 to Form 10-Q for the Quarter ended September 30, 2013)*

10.71	Form of Stock Option Grant Agreement (Special) pursuant to Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 31, 2013)*

10.72	Amendment to Restricted Stock Award Agreement of February 26, 2009 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 31, 2013)*

10.73	Amendment to Restricted Stock Award Agreement of February 25, 2010 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 31, 2013)*

10.74	Amendment to Restricted Stock Award Agreement of April 28, 2011 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 31, 2013)*

10.75	Consent and Acknowledgement of Amendment to Non-Qualified Stock Option Grant Agreement dated April 8, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 8, 2013)*

10.76	Amendment Seventeen to Torchmark Corporation Amended and Restated Pension Plan (as Restated Effective January 1, 2009)*

(11)	Statement re computation of per share earnings	119

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 24, 2014***

(21)	Subsidiaries of the registrant	119

(23)	Consent of Deloitte & Touche LLP

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison

(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda

(32.1)	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda

(101)	Interactive Data File

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment which was granted June 23, 2010 effective until May 9, 2015. The non-public information was filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***	To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2013	2012	2011
Income from continuing operations	$528,472,000	$529,324,000	$497,616,000
Income (loss) from discontinued operations	0	0	(455,000)

Net Income	$528,472,000	$529,324,000	$497,161,000

Basic weighted average shares outstanding	91,764,590	96,614,199	108,278,113
Diluted weighted average shares outstanding	93,042,523	97,898,388	109,815,390

Basic net income per share:
Continuing operations	$5.76	$5.48	$4.60
Discontinued operations	0.00	0.00	(0.01)

Total basic net income per share	$5.76	$5.48	$4.59

Diluted net income per share:
Continuing operations	$5.68	$5.41	$4.53
Discontinued operations	0.00	0.00	0.00

Total diluted net income per share	$5.68	$5.41	$4.53

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Nebraska	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Nebraska	Liberty National Life Insurance Company
United American Insurance Company	Nebraska	United American Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 113 through 118 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2013	2012
Assets:
Investments:
Long-term investments	$34,816	$31,060
Short-term investments	8,415	1,610

Total investments	43,231	32,670
Cash	0	0
Investment in affiliates	5,074,326	5,780,762
Due from affiliates	50,766	156,995
Taxes receivable	66,168	86,391
Other assets	45,533	27,635

Total assets	$5,280,024	$6,084,453

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$229,070	$319,043
Long-term debt	1,140,469	1,139,253
Due to affiliates	652	59,358
Other liabilities	133,491	205,013

Total liabilities	1,503,682	1,722,667

Shareholders’ equity:
Preferred stock	351	351
Common stock	100,812	105,812
Additional paid-in capital	812,569	790,293
Accumulated other comprehensive income	210,981	925,275
Retained earnings	3,545,939	3,403,338
Treasury stock	(894,310)	(863,283)

Total shareholders’ equity	3,776,342	4,361,786

Total liabilities and shareholders’ equity	$5,280,024	$6,084,453

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net investment income	$24,268	$22,968	$23,542
Realized investment gains (losses)	0	(3,534)	508

Total revenue	24,268	19,434	24,050

General operating expenses	53,255	49,549	30,945
Reimbursements from affiliates	(46,855)	(31,184)	(19,335)
Interest expense	84,273	81,145	75,426

Total expenses	90,673	99,510	87,036

Operating income (loss) before income taxes and equity in earnings of affiliates	(66,405)	(80,076)	(62,986)

Income taxes	17,390	24,916	14,380

Net operating loss before equity in earnings of affiliates	(49,015)	(55,160)	(48,606)
Equity in earnings of affiliates	577,487	584,484	545,767

Net income	528,472	529,324	497,161

Other comprehensive income (loss):
Attributable to Parent Company	38,557	(31,388)	(5,410)
Attributable to affiliates	(752,851)	406,747	532,234

Comprehensive income	$(185,822)	$904,683	$1,023,985

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash provided from (used for) operations before dividends from subsidiaries	$(54,213)	$(5,652)	$(33,042)
Cash dividends from subsidiaries	488,376	436,814	769,139

Cash provided from operations	434,163	431,162	736,097

Cash provided from (used for) investing activities:
Disposition of investments	514	3,955	11,828
Net decrease (increase) in short-term investments	(6,805)	(17,524)	62,524
Acquisition of Family Heritage	0	(213,747)	0
Investment in other subsidiaries	0	(205)	(25,000)

Cash provided from (used for) investing activities	(6,291)	(227,521)	49,352

Cash provided from (used for) financing activities:
Issuance of 3.8% Senior Notes	0	296,646	0
Issuance of 5.875% Junior Subordinated Debentures	0	120,811	0
Repayment of 7.375% Notes	(94,050)	0	0
Redemption of 7.1% Junior Subordinated Debentures	0	(123,711)	0
Net issuance (repayment) of commercial paper	3,983	245	25,967
Issuance of stock	97,677	181,022	162,613
Acquisitions of treasury stock	(482,264)	(570,165)	(972,556)
Net borrowings (to)/from subsidiaries	120,000	(69,000)	96,000
Excess tax benefit on stock option exercises	10,963	12,209	2,021
Payment of dividends	(84,181)	(78,797)	(72,395)

Cash provided from (used for) financing activities	(427,872)	(230,740)	(758,350)

Net increase (decrease) in cash	0	(27,099)	27,099
Cash balance at beginning of period	0	27,099	0

Cash balance at end of period	$0	$0	$27,099

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the subsidiaries were as follows:

	2013	2012	2011
Dividends from subsidiaries	$488,376	$436,814	$769,139

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation not involving cash	$25,642	$21,605	$14,954
Debt assumed to acquire Family Heritage	0	20,000	0
Dividend of subsidiary to Parent	1,246,557	0	0
Dividend of subsidiary applied to loan balance	72,000	0	0

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2013	2012	2011
Interest paid	$85,443	$76,833	$74,569
Income taxes received	27,820	29,251	22,893

Note C—Preferred Stock

As of December 31, 2013, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2013:
Life insurance in force	$154,488,511	$782,125	$3,882,237	$157,588,623	2.5%

Premiums:(2)
Life insurance	$1,841,425	$4,645	$26,960	$1,863,740	1.4%
Health insurance	1,169,534	3,124	0	1,166,410	0%

Total premium	$3,010,959	$7,769	$26,960	$3,030,150	.9%

For the Year Ended December 31, 2012:
Life insurance in force	$150,107,614	$800,905	$4,138,180	$153,444,889	2.7%

Premiums:(2)
Life insurance	$1,762,640	$7,592	$30,725	$1,785,773	1.7%
Health insurance	1,049,608	2,229	0	1,047,379	0%

Total premium	$2,812,248	$9,821	$30,725	$2,833,152	1.1%

For the Year Ended December 31, 2011:
Life insurance in force	$144,778,793	$738,935	$4,414,247	$148,454,105	3.0%

Premiums:(2)
Life insurance	$1,675,307	$4,716	$31,311	$1,701,902	1.8%
Health insurance	931,751	2,285	0	929,466	0%

Total premium	$2,607,058	$7,001	$31,311	$2,631,368	1.2%

(1)	No amounts have been netted against ceded premium
(2)	Excludes policy charges of $22,124, $23,310, and $24,950 in each of the years 2013, 2012, and 2011, respectively.

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

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ MARK S. MCANDREW *
	Charles E. Adair		Mark S. McAndrew
	Director		Director

By:	/S/ MARILYN A. ALEXANDER *	By:	/s/ LLOYD W. NEWTON *
	Marilyn A. Alexander		Lloyd W. Newton
	Director		Director

By:	/S/ DAVID L. BOREN *	By:	/s/ DARREN M. REBELEZ *
	David L. Boren		Darren M. Rebelez
	Director		Director

By:	/s/ JANE M. BUCHAN *	By:	/s/ LAMAR C. SMITH *
	Jane M. Buchan		Lamar C. Smith
	Director		Director

By:	/s/ ROBERT W. INGRAM *	By:	/s/ PAUL J. ZUCCONI *
	Robert W. Ingram		Paul J. Zucconi
	Director		Director

Date: February 28, 2014

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact