Form 10-Q
period 2014-03-31
TORCHMARK CORP
filed 2014-05-09
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐             No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 28, 2014
Common Stock, $1.00 Par Value	87,811,120

Index of Exhibits (Page 59).

Total number of pages included are 60.

TORCHMARK CORPORATION

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31, 2014	December 31, 2013 *
Assets	(Unaudited)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2014–$12,618,368 ; 2013–$12,488,875)	$13,618,451	$12,879,133
Equity securities, at fair value (cost: 2014–$776 ; 2013–$875)	1,309	1,884
Policy loans	451,972	448,887
Other long-term investments	12,641	13,207
Short-term investments	109,065	76,890

Total investments	14,193,438	13,420,001

Cash	40,016	36,943
Accrued investment income	209,801	200,038
Other receivables	372,617	331,103
Deferred acquisition costs	3,363,952	3,337,649
Goodwill	441,591	441,591
Other assets	442,562	424,419

Total assets	$19,063,977	$18,191,744

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$11,376,058	$11,256,155
Unearned and advance premiums	77,911	74,174
Policy claims and other benefits payable	231,269	223,380
Other policyholders’ funds	95,906	94,286

Total policy liabilities	11,781,144	11,647,995
Current and deferred income taxes payable	1,528,582	1,285,574
Other liabilities	309,436	261,898
Short-term debt	264,918	229,070
Long-term debt (fair value: 2014–$1,151,946 ; 2013–$1,360,461)	991,176	990,865

Total liabilities	14,875,256	14,415,402

Shareholders’ equity:
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2014 and in 2013	0	0
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2014–100,812,123 issued, less 12,593,085 held in treasury and 2013–100,812,123 issued, less 11,310,536 held in treasury)	100,812	100,812
Additional paid-in capital	473,961	462,058
Accumulated other comprehensive income (loss)	606,058	210,981
Retained earnings	3,659,477	3,545,939
Treasury stock, at cost	(651,587)	(543,448)

Total shareholders’ equity	4,188,721	3,776,342

Total liabilities and shareholders’ equity	$19,063,977	$18,191,744

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Life premium	$489,058	$470,813
Health premium	329,863	313,871
Other premium	99	130

Total premium	819,020	784,814
Net investment income	181,000	176,839
Realized investment gains (losses)	16,619	(1,229)
Other-than-temporary impairments	0	(2,678)
Other income	481	470

Total revenue	1,017,120	958,216

Benefits and expenses:
Life policyholder benefits	320,176	305,141
Health policyholder benefits	255,718	236,127
Other policyholder benefits	10,623	10,735

Total policyholder benefits	586,517	552,003
Amortization of deferred acquisition costs	104,733	101,714
Commissions, premium taxes, and non-deferred acquisition costs	59,378	58,251
Other operating expense	56,956	52,308
Interest expense	19,049	20,877

Total benefits and expenses	826,633	785,153

Income before income taxes	190,487	173,063

Income taxes	(57,631)	(53,431)

Net income	$132,856	$119,632

Basic net income per share	$1.50	$1.28

Diluted net income per share	$1.48	$1.27

Dividends declared per common share	$0.19	$0.17

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$132,856	$119,632

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	629,066	(129,121)
Reclassification adjustment for (gains) losses on securities included in net income	(16,619)	2,561
Reclassification adjustment for amortization of (discount) and premium	(2,227)	(1,882)
Foreign exchange adjustment on securities recorded at fair value	(871)	5,212

Unrealized gains (losses) on securities	609,349	(123,230)
Unrealized gains (losses) on other investments	1,208	(773)

Total unrealized investment gains (losses)	610,557	(124,003)
Less applicable taxes	(213,667)	44,633

Unrealized investment gains (losses), net of tax	396,890	(79,370)
Unrealized gains (losses) attributable to deferred acquisition costs	(4,228)	2,957
Less applicable taxes	1,480	(1,035)

Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(2,748)	1,922
Foreign exchange translation adjustments, other than securities	(1,177)	(1,033)
Less applicable taxes	439	284

Foreign exchange translation adjustments, other than securities, net of tax	(738)	(749)
Amortization of pension costs	2,574	4,543
Less applicable taxes	(901)	(1,591)

Amortization of pension costs, net of tax	1,673	2,952

Other comprehensive income (loss)	395,077	(75,245)

Comprehensive income (loss)	$527,933	$44,387

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Cash provided from operations	$274,850	$290,374

Cash provided from (used for) investment activities:
Long-term investments sold or matured:
Fixed maturities available for sale - sold	16,049	46,361
Fixed maturities available for sale - matured, called, and repaid	22,288	150,541
Equities	700	14,000
Other long-term investments	68	119

Total long-term investments sold or matured	39,105	211,021

Long-term investments acquired:
Fixed maturities	(158,344)	(340,891)
Other long-term investments	(20)	(45)

Total long-term investments acquired	(158,364)	(340,936)

Net increase in policy loans	(3,085)	(3,961)
Net (increase) decrease in short-term investments	(32,175)	(81,390)
Net change in payable or receivable for securities	(902)	(44,187)
Disposition of properties	0	200
Additions to properties	(5,075)	(855)
Investment in low-income housing interests	(15,042)	(7,738)

Cash used for investment activities	(175,538)	(267,846)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	13,954	31,396
Net borrowings (repayments) of commercial paper	35,848	49,825
Excess tax benefit from stock option exercises	4,366	5,892
Acquisition of treasury stock	(125,635)	(129,239)
Cash dividends paid to shareholders	(15,219)	(14,136)
Net receipts (withdrawals) from deposit-type products	(17,181)	(6,705)

Cash provided by (used for) financing activities	(103,867)	(62,967)

Effect of foreign exchange rate changes on cash	7,628	3,985

Net increase (decrease) in cash	3,073	(36,454)
Cash at beginning of year	36,943	61,710

Cash at end of period	$40,016	$25,256

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2014, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2014 and 2013. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed on February 28, 2014.

New Unadopted Accounting Guidance: The FASB has issued new accounting guidance, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01). This accounting guidance replaces the effective yield method of accounting with respect to investments in qualified affordable housing projects and, if certain conditions are present, provides for a new method of accounting. The new method of accounting allows an investor to amortize the cost of its investment based on the proportion of the tax credits/benefits received during the year to the total expected tax credits/benefits to be received over the life of the investment and will be recognized in the Consolidated Statements of Operations as a component of “Income tax expense.” Additional disclosures are required concerning investments in qualified affordable housing.

The new guidance is effective for Torchmark beginning January 1, 2015, with early adoption permitted. The guidance continues to permit the effective-yield method for investments held as of the date of adoption. Adoption is required on a retrospective basis. Torchmark is currently evaluating the impact of adoption but does not expect that adoption will have a material impact on net income or shareholders’ equity.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note B—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows.

	For the three months ended March 31,
	2014	2013
Basic weighted average shares outstanding	88,775,643	93,580,778
Weighted average dilutive options outstanding	1,248,050	989,132

Diluted weighted average shares outstanding	90,023,693	94,569,910

Antidilutive shares	3,513	0

Stock Split: Torchmark declared a three for two stock split to be paid in the form of a 50% stock dividend on all of the Company’s outstanding common stock. The record date for the three for two stock split will be the close of business on June 2, 2014. On July 1, 2014, the payment date, holders of Torchmark common stock will receive one additional share of stock for every two shares held. The Company will pay cash for the fractional shares that result from the stock split. All share and per share amounts will be adjusted to reflect this stock split subsequent to the effective date.

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component.

Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$3,232	$3,765	$56	$85
Interest cost	4,819	4,264	147	260
Expected return on assets	(4,753)	(4,356)	0	0
Amortization:
Prior service cost	528	571	0	0
Actuarial (gain) loss	2,044	4,063	0	0
Direct recognition of (gain) loss	0	0	(62)	0

Net periodic benefit cost	$5,870	$8,307	$141	$345

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for the defined-benefit pension plans at March 31, 2014 and the prior-year end.

Pension Assets by Component

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Corporate debt	$158,546	53	$147,445	51
Other fixed maturities	275	0	267	0
Equity securities	117,176	39	115,287	38
Short-term investments	1,738	1	13,318	5
Guaranteed annuity contract	13,723	5	13,769	5
Other	7,006	2	1,667	1

Total	$298,464	100	$291,753	100

The liability for the funded defined-benefit pension plans was $331 million at March 31, 2014 and $322 million at December 31, 2013. No cash contributions were made to the qualified pension plans during the three months ended March 31, 2014. Torchmark expects cash contributions to not exceed $20 million during the remainder of 2014. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At March 31, 2014, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $67 million, compared with $66 million at year end 2013. Since this plan is non-qualified, the value of the insurance policies and investments are recorded as other assets in the Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the non-qualified pension plan was $59 million at March 31, 2014 and $58 million at December 31, 2013.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at March 31, 2014 is as follows.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$430,777	$329	$(51,050)	$380,056	3%
States, municipalities, and political subdivisions	1,278,263	105,064	(3,863)	1,379,464	10
Foreign governments	43,642	535	(17)	44,160	0
Corporates	10,265,282	1,065,442	(147,287)	11,183,437	82
Collateralized debt obligations	65,014	5,950	(6,634)	64,330	1
Other asset-backed securities	32,612	2,872	(36)	35,448	0
Redeemable preferred stocks	502,778	35,706	(6,928)	531,556	4

Total fixed maturities	12,618,368	1,215,898	(215,815)	13,618,451	100%

Equity securities	776	533	0	1,309

Total fixed maturities and equity securities	$12,619,144	$1,216,431	$(215,815)	$13,619,760

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at March 31, 2014 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$192,438	$196,987
Due from one to five years	410,166	452,731
Due from five to ten years	948,053	1,039,939
Due from ten to twenty years	3,170,200	3,507,188
Due after twenty years	7,796,872	8,318,545
Mortgage-backed and asset-backed securities	100,639	103,061

	$12,618,368	$13,618,451

Selected information about sales of fixed maturities is as follows.

For the three months ended March 31,
	2014	2013
Proceeds from sales	$16,050	$46,361
Gross realized gains	15,925	991
Gross realized losses	0	(776)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis.

Fair Value Measurements at March 31, 2014 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$380,056	$0	$380,056
States, municipalities, and political subdivisions	0	1,379,464	0	1,379,464
Foreign governments	0	44,160	0	44,160
Corporates	56,745	10,780,662	346,030	11,183,437
Collateralized debt obligations	0	0	64,330	64,330
Other asset-backed securities	0	35,448	0	35,448
Redeemable preferred stocks	22,922	508,634	0	531,556

Total fixed maturities	79,667	13,128,424	410,360	13,618,451
Equity securities	533	0	776	1,309

Total fixed maturities and equity securities	$80,200	$13,128,424	$411,136	$13,619,760

Percent of total	0.6%	96.4%	3.0%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Analysis of Changes in Fair Value Measurements Using

Significant Unobservable Inputs (Level 3)

	For the three months ended March 31, 2014
	Asset- backed securities	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2014	$0	$58,205	$300,300	$776	$359,281
Total gains or losses:
Included in realized gains/losses	0	15,924	1	0	15,925
Included in other comprehensive income	0	7,283	12,772	0	20,055
Acquisitions	0	0	33,791	0	33,791
Sales	0	(16,049)	(1)	0	(16,050)
Amortization	0	1,307	3	0	1,310
Other (2)	0	(2,340)	(836)	0	(3,176)
Transfers in and/or out of Level 3 (3)	0	0	0	0	0

Balance at March 31, 2014	$0	$64,330	$346,030	$776	$411,136

Percent of total fixed maturity and equity securities	0.0%	0.5%	2.5%	0.0%	3.0%

	For the three months ended March 31, 2013
	Asset- backed securities	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2013	$7,981	$46,571	$231,072	$739	$286,363
Total gains or losses:
Included in realized gains/losses	0	0	0	0	0
Included in other comprehensive income	426	2,852	(863)	0	2,415
Acquisitions	0	0	62,310	0	62,310
Sales	0	0	0	0	0
Amortization	(57)	691	(3)	0	631
Other (2)	0	0	0	0	0
Transfers in and/or out of Level 3 (3)	(8,350)	0	(8,181)	0	(16,531)

Balance at March 31, 2013	$0	$50,114	$284,335	$739	$335,188

Percent of total fixed maturity and equity securities	0.0%	0.4%	2.1%	0.0%	2.5%

(1)	Includes redeemable preferred stocks.
(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3)	Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:

During the first quarter of 2013, Torchmark wrote down investment real estate in the amount of $2.7 million pretax ($1.7 million after tax) because of other-than-temporary impairment. There were no additional other-than-temporary impairments during the three-month periods ended March 31, 2014 or 2013.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at March 31, 2014 for the period of time in a loss position. Torchmark considers these investments not to be other-than-temporarily impaired.

Analysis of Gross Unrealized Investment Losses

At March 31, 2014

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$63,633	$(6,031)	$293,591	$(45,019)	$357,224	$(51,050)
States, municipalities and political subdivisions	80,424	(3,167)	10,960	(696)	91,384	(3,863)
Foreign governments	895	(1)	6,092	(16)	6,987	(17)
Corporates	1,485,588	(72,557)	718,802	(74,730)	2,204,390	(147,287)
Collateralized debt obligations	0	0	14,715	(6,634)	14,715	(6,634)
Other asset-backed securities	0	0	2,951	(36)	2,951	(36)
Redeemable preferred stocks	47,953	(926)	76,162	(6,002)	124,115	(6,928)

Total fixed maturities	1,678,493	(82,682)	1,123,273	(133,133)	2,801,766	(215,815)
Equity securities	0	0	0	0	0	0

Total fixed maturities and equity securities	$1,678,493	$(82,682)	$1,123,273	$(133,133)	$2,801,766	$(215,815)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Additional information about investments in an unrealized loss position is as follows.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of March 31, 2014	272	207	479
As of December 31, 2013	462	130	592

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,612 issues at March 31, 2014 and 1,619 issues at December 31, 2013. The weighted average quality rating of all unrealized loss positions as of March 31, 2014 was A-. Although Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three months ended March 31, 2014 and 2013.

Components of Accumulated Other Comprehensive Income

	For the three months ended March 31, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2014	$256,196	$(6,728)	$24,866	$(63,353)	$210,981
Other comprehensive income (loss) before reclassifications, net of tax	409,139	(2,748)	(738)	0	405,653
Reclassifications, net of tax	(12,249)	0	0	1,673	(10,576)

Other comprehensive income (loss)	396,890	(2,748)	(738)	1,673	395,077

Balance at March 31, 2014	$653,086	$(9,476)	$24,128	$(61,680)	$606,058

	For the three months ended March 31, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2013	$1,024,367	$(16,417)	$26,608	$(109,283)	$925,275
Other comprehensive income (loss) before reclassifications, net of tax	(81,040)	1,922	(749)	0	(79,867)
Reclassifications, net of tax	1,670	0	0	2,952	4,622

Other comprehensive income (loss)	(79,370)	1,922	(749)	2,952	(75,245)

Balance at March 31, 2013	$944,997	$(14,495)	$25,859	$(106,331)	$850,030

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three months March 31, 2014 and 2013.

Reclassification Adjustments

	Three months ended March 31,		Affected line items in the
Component Line Item	2014	2013	Statement of Operations
Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$(16,619)	$2,561	Realized investment gains (losses)
Amortization of (discount) premium	(2,227)	(1,882)	Net investment income

Total before tax	(18,846)	679
Tax	6,597	991	Income Taxes

Total after tax	(12,249)	1,670
Pension adjustments:
Amortization of prior service cost	528	571	Other operating expenses
Amortization of actuarial gain (loss)	2,046	3,972	Other operating expenses

Total before tax	2,574	4,543
Tax	(901)	(1,591)	Income Taxes

Total after tax	1,673	2,952

Total reclassifications (after tax)	$(10,576)	$4,622

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments

Torchmark is comprised of life insurance companies which primarily market individual life and supplemental health insurance products through niche distribution systems to middle income Americans. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health, Medicare Part D, and annuity. Effective January 1, 2014, Torchmark reorganized its segment structure to separate its Medicare Part D health insurance business from its other health insurance activities as a stand-alone segment. Management has concluded that Medicare Part D meets the criteria of a distinct segment. Previously, Part D was included in the health segment. Prior periods’ segment results have been retrospectively adjusted for comparability. Premium income for Medicare Part D health insurance is included with the premium for other health products in the Consolidated Statements of Operations. Annuity revenue is classified as “Other premium.” Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations (claims incurred and change in reserves), commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive agencies.

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These quarterly risk-sharing adjustments are removed in the segment analysis because the actual contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, Torchmark expects its benefit ratio to be in line with pricing and does not expect to receive any government risk-sharing premium. For the full year of 2013, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be essentially the same in 2014. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year.

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows.

	Three months ended
	March 31,
	2014	2013
Benefit costs deferred	$47,671	$28,304
Government risk-sharing premium adjustment	(27,395)	(15,624)

Pre-tax addition to segment interim period income	$20,276	$12,680

After tax amount	$13,179	$8,242

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Additionally, management does not view the risk-sharing premium for Medicare Part D as a component of premium income, and accordingly adjusts health premium income in its segment analysis. A reconciliation of health premium included in the segment analysis with health premium as reported in the Consolidated Statements of Operations is presented in the following table.

	Three months ended March 31,
	2014	2013	% Change
Premium per segment analysis:
Medicare Part D premium	$83,033	$76,720	8
Other health premium	219,435	221,527	(1)
Part D risk sharing adjustment	27,395	15,624	75

Health premium per Consolidated Statements of Operations	$329,863	$313,871	5

Torchmark has invested in various limited partnerships that provide investment returns through the provision of low-income housing tax credits and other related Federal income tax benefits to the Company. The investment returns from a portion of the interests are guaranteed by unrelated third-parties. Under GAAP, expenses associated with the amortization of the guaranteed interests are required to be reflected in income tax expense. In contrast, GAAP requires the expenses associated with the amortization of non-guaranteed interests to be reflected as a component of “Net investment income.” All of the investment returns from investing in these guaranteed and non-guaranteed limited partnerships interests are in the form of income tax benefits reflected in income tax expense. Management believes including the amortization expense associated with the non-guaranteed as well as the guaranteed interests in income tax expense provides a more appropriate matching of the expense with the related income. For this reason, amortization expense of the non-guaranteed interests is included in “Income taxes” and not “Net investment income” for segment reporting purposes. As noted in Note A—Accounting Policies under the caption “New Unadopted Accounting Guidance,” new accounting guidance related to low-income housing investments will conform more closely with Torchmark’s segment reporting.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

During the first three months of 2014, Torchmark accrued for certain litigation cases in the net amount of $3.7 million ($2.4 million after tax) that were not directly related to its insurance operations. Additionally, Torchmark received $1.2 million ($752 thousand after tax) in settlement of litigation regarding investments. Torchmark removes from its segment analysis amounts such as these that do not relate to its core insurance operations.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2014
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$489,058	$219,435	$83,033	$ 99			$27,395	(1)	$ 819,020
Net investment income					$188,051		(7,051	)(4)	181,000
Other income						$544	(63	)(3)	481

Total revenue	489,058	219,435	83,033	99	188,051	544	20,281		1,000,501
Expenses:
Policy benefits	320,176	141,786	66,261	10,623			47,671	(1)	586,517
Required interest on:
Policy reserves	(130,511)	(15,632)		(13,791)	159,934				0
Deferred acquisition costs	41,690	5,598	175	389	(47,852)				0
Amortization of acquisition costs	83,600	18,608	705	1,820					104,733
Commissions, premium taxes, and non-deferred acquisition costs	33,484	19,618	6,326	13			(63	)(3)	59,378
Insurance administrative expense (2)						44,211	2,493	(5)	46,704
Parent expense						1,743			1,743
Stock compensation expense						8,509			8,509
Interest expense					19,049				19,049

Total expenses	348,439	169,978	73,467	(946)	131,131	54,463	50,101		826,633

Subtotal	140,619	49,457	9,566	1,045	56,920	(53,919)	(29,820)		173,868
Nonoperating items							22,769	(1,5)	22,769
Amortization of low-income housing							7,051	(4)	7,051

Measure of segment profitability (pretax)	$140,619	$49,457	$9,566	$1,045	$56,920	$(53,919)	$0		203,688

Deduct applicable income taxes									(66,835)

Segment profits after tax									136,853

Add back income taxes applicable to segment profitability									66,835
Add (deduct) realized investment gains (losses)									16,619
Deduct Part D adjustment (1)									(20,276)
Deduct amortization of low-income housing (4)									(7,051)
Deduct legal settlement expenses (5)									(2,493)

Pretax income per Consolidated Statement of Operations									$ 190,487

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(5)	Legal settlement expenses.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations*

	For the three months ended March 31, 2013
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$470,813	$221,527	$76,720	$130			$15,624	(1)	$784,814
Net investment income					$183,040		(6,201	)(4)	176,839
Other income						$544	(74	)(3)	470

Total revenue	470,813	221,527	76,720	130	183,040	544	9,349		962,123
Expenses:
Policy benefits	305,141	143,516	64,307	10,735			28,304	(1)	552,003
Required interest on:
Policy reserves	(125,016)	(14,540)		(14,459)	154,015				0
Deferred acquisition costs	41,191	5,599	165	488	(47,443)				0
Amortization of acquisition costs	81,099	17,687	550	2,378					101,714
Commissions, premium taxes, and non-deferred acquisition costs	35,288	19,394	3,627	16			(74	)(3)	58,251
Insurance administrative expense (2)						43,935			43,935
Parent expense						2,120			2,120
Stock compensation expense						6,253			6,253
Interest expense					20,877				20,877

Total expenses	337,703	171,656	68,649	(842)	127,449	52,308	28,230		785,153

Subtotal	133,110	49,871	8,071	972	55,591	(51,764)	(18,881)		176,970
Nonoperating items							12,680	(1)	12,680
Amortization of low- income housing							6,201	(4)	6,201

Measure of segment profitability (pretax)	$133,110	$49,871	$8,071	$972	$55,591	$(51,764)	$0		195,851

Deduct applicable income taxes									(64,209)

Segment profits after tax									131,642
Add back income taxes applicable to segment profitability									64,209
Add (deduct) realized investment gains (losses)									(3,907)
Deduct Part D adjustment (1)									(12,680)
Deduct amortization of low-income housing (4)									(6,201)

Pretax income per Consolidated Statement of Operations									$173,063

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

	Three months ended March 31,		Increase (Decrease)
	2014	2013*	Amount	%
Life	$140,619	$133,110	$7,509	6
Health	49,457	49,871	(414)	(1)
Medicare Part D	9,566	8,071	1,495	19
Annuity	1,045	972	73
Investment	56,920	55,591	1,329	2
Other and corporate:
Other income	544	544	0	0
Administrative expense	(44,211)	(43,935)	(276)	1
Corporate	(10,252)	(8,373)	(1,879)	22

Pretax total	203,688	195,851	7,837	4
Applicable taxes	(66,835)	(64,209)	(2,626)	4

Total	136,853	131,642	5,211	4
Reconciling items, net of tax:
Realized gains (losses)—Investments	10,802	(3,768)	14,570
Part D adjustment	(13,179)	(8,242)	(4,937)
Legal settlement expense	(1,620)	0	(1,620)

Net income	$132,856	$119,632	$13,224	11

*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

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

The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three month periods ended March 31, 2014 and 2013. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2014 with the same period of 2013, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note F—Business Segments.

Highlights, comparing the first three months of 2014 with the first three months of 2013. Net income per diluted share increased 17% to $1.48 from $1.27. Included in net income in 2014 were after-tax realized investment gains of $11 million ($.12 per share) compared with losses of $4 million or $.04 per share in 2013. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

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

Total premium income rose 3% in 2014 to $792 million. Total net sales rose 29% to $152 million. After removing the impact of sales of Medicare Part D, which increased significantly in 2014 as a result of the addition of automatic enrollees discussed later in this report, net sales rose 11% to $121 million. First-year collected premium was $109 million for the 2014 period, compared with $110 million for the 2013 period. Excluding Part D, there was a 1% increase in first-year collected premium.

Life insurance premium income grew 4% to $489 million. Life net sales increased 5% to $89 million. First-year collected life premium gained 1% to $66 million. Life underwriting margins increased 6% to $141 million.

Health insurance premium income, which excludes Medicare Part D premium, declined 1% to $219 million. Health net sales, led by sales of Medicare Supplement, rose 34% to $32 million for the quarter. First-year collected health premium rose 3% to $25 million for the period. Health margins declined 1% to $49 million.

In the manner we view our Medicare Part D prescription drug business as described in Note F—Business Segments, policyholder premium was $83 million in 2014 compared with $77 million in 2013, an increase of 8%. As discussed under the caption Medicare Part D in this report, the increase in Part D premium resulted primarily from an increase in automatic enrollees. The increase in automatic enrollees, along with an increase in employer group activity, resulted in net sales increasing from $9 million to $31 million in 2014.

As explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $13 million after-tax charge to earnings in 2014 ($.15 per share) and a $8 million charge in 2013 ($.09 per share). We expect our 2014 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2013 and prior years. For this reason, there should be no difference in our segment versus financial statement reporting by year end 2014, as it relates to Medicare Part D. The increase in this adjustment in 2014 resulted primarily from the increase in volume.

Excess investment income per diluted share increased 7% in 2014 to $.63 from $.59, while the dollar amount of excess investment income rose 2% to $57 million. This is the first time since the second quarter of 2011 that the dollar amount of excess investment income has increased over the prior year period. The greater increase in per share excess investment income in relation to the increase in dollar amount resulted from share purchases over the past twelve months, as discussed later in this report. Net investment income rose $5 million or 3% to $188 million, even though our average investment portfolio at amortized cost grew 4% because of a decline in average yields. The average effective yield on the fixed-maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.92% in the 2014 period from 6.00% in the prior period. This decline in yield was primarily due to the impact of calls of higher yielding securities in the first and second quarters of 2013, as discussed under the caption Investments (excess investment income) later in this report. Excess investment income is negatively impacted by the increase in required interest on net insurance policy liabilities. Required interest rose 5%, or $5.5 million, to $112 million, consistent with the growth in average net policy liabilities. Financing costs declined 9% in the period to $19 million, due to the maturity and repayment of our $94 million par amount 7.375% Notes during the third quarter of 2013. Please refer to the discussion under Capital Resources for more information on debt and interest expense.

In the first three months of 2014, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 5.37%, compared with 4.31% in the same period of 2013. The portfolio had an average rating of A-, the same as of the previous year end. Approximately 96% of the portfolio at amortized cost was investment grade at March 31, 2014. Cash and short-term investments were $149 million at that date, compared with $114 million at December 31, 2013.

The net unrealized gain position in our fixed-maturity portfolio grew from $390 million at December 31, 2013 to $1.0 billion during the first three months of 2014, largely due to a decline in market interest rates during 2014. The fixed-maturity portfolio contains no commercial mortgage-backed securities or securities backed by subprime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and our only direct exposure to European sovereign debt is $11 million of German bonds.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their August, 2013 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the three-month periods ended March 31, 2014 and 2013.

Analysis of Share Purchases

(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2014			2013
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	1,419	$107,992	$76.09	1,604	$90,008	$56.11
Option exercise proceeds	228	17,643	77.60	687	39,316	57.27

Total	1,647	$125,635	$76.30	2,291	$129,324	$56.46

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first three months of 2014 with the first three months of 2013. Life insurance is our predominant segment, representing 62% of premium income and 70% of insurance underwriting margin in the first three months of 2014. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 4% to $489 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%

American Income Exclusive Agency	$185,891	38	$174,257	37	$11,634	7
Direct Response	177,872	36	168,137	36	9,735	6
Liberty National Exclusive Agency	68,778	14	70,003	15	(1,225)	(2)
Other Agencies	56,517	12	58,416	12	(1,899)	(3)

Total Life Premium	$489,058	100	$470,813	100	$18,245	4

Net sales, defined earlier in this report as an indicator of new business production, grew 5% to $89 million. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%

American Income Exclusive Agency	$38,125	43	$37,607	44	$518	1
Direct Response	40,439	46	37,254	44	3,185	9
Liberty National Exclusive Agency	7,380	8	7,127	8	253	4
Other Agencies	2,835	3	2,937	4	(102)	(3)

Total Life Net Sales	$88,779	100	$84,925	100	$3,854	5

First-year collected life premium, defined earlier in this report, was $66 million in the 2014 period, rising 1%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$31,528	48	$32,032	49	$(504)	(2)
Direct Response	25,303	39	23,898	37	1,405	6
Liberty National Exclusive Agency	6,353	10	6,619	10	(266)	(4)
Other Agencies	2,330	3	2,637	4	(307)	(12)

Total	$65,514	100	$65,186	100	$328	1

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. The life business of this agency is Torchmark’s highest margin business and is the largest contributor to life premium of any of Torchmark’s distribution systems at 38% of Torchmark’s total life premium. This group produced premium income of $186 million, an increase of 7%. First-year collected premium declined 2% to $32 million. However, net sales increased 1% to $38 million. Sales growth in our captive agencies are generally dependent on growth in the size of the agency force. The American Income agent count rose 4% to 5,500 at March 31, 2014 over the count at December 31, 2013 (5,302), but was down 2% when compared with the prior year (5,612). The average agent count for the first quarter of 2014 was 5,298. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency has also begun providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibilities. This agency has recently opened new offices in territories where there are existing offices, but where there is an excess capacity of leads. We believe that these initiatives will promote increased enthusiasm in the field and will drive increases in agent retention and sales activity.

The Direct Response Unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Direct Response Unit’s growth has been fueled by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet, social media, and mobile technology, and has focused on driving traffic to the inbound call center. We have introduced certain new initiatives in this unit that have increased response rates. These initiatives include lower premium rates as well as offerings of higher face amounts on the adult products. The juvenile market is not only an important source of sales, but it also is a vehicle to reach the parents and grandparents of the juvenile policyholders, who are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.

Direct Response’s life premium income rose 6% to $178 million, representing 36% of Torchmark’s total life premium in the first quarter of 2014. Net sales of $40 million for this group increased 9%. First-year collected premium increased 6% to $25 million.

The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $69 million in the 2014 quarter, a 2% decline from $70 million in the 2013 quarter. First-year collected premium declined 4% to $6 million.

Net sales for the Liberty Agency increased 4% to $7 million. Liberty had 1,451 producing agents at March 31, 2014, compared with 1,375 a year earlier, an increase of 6%. The agent count has increased 1% since December 31, 2013, when it stood at 1,430. The average agent count for the first quarter of 2014 was 1,400. Our long term plans to grow this agency involve expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. We believe that expansion of this Agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, a new prospecting training program has been implemented to improve the ability of agents to develop new worksite marketing business.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $57 million of life premium income, or 12% of Torchmark’s total in the first quarter of 2014, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2014		2013		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$489,058	100	$470,813	100	$18,245	4
Net policy obligations	189,665	39	180,125	38	9,540	5
Commissions and acquisition expense	158,774	32	157,578	34	1,196	1

Insurance underwriting income before other income and administrative expense	$140,619	29	$133,110	28	$7,509	6

Life insurance underwriting income before insurance administrative expense was $141 million, increasing 6%. Increases in margin were due in large part to growth in premium income. Margin was also benefitted by a decreased rate of amortization of deferred acquisition costs due to improved persistency resulting from our conservation program, and the deferral of internet-related direct response acquisition costs which began in the second quarter of 2013. As a percentage of premium, underwriting income rose 1% of premium to 29% in the three months ended March 31, 2014 compared to the same period last year.

Health insurance, comparing the first three months of 2014 with the first three months of 2013. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, cancer coverage, accident coverage, and other limited-benefit supplemental health products. In this discussion of health business, references to premium income, net sales, and underwriting will exclude our Medicare Part D health business, which will be discussed under another caption. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.

Health premium accounted for 28% of our total premium in the 2014 period, while the health underwriting margin accounted for 25% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

Health premium declined 1% to $219 million in the 2014 period. Medicare Supplement premium declined 1% to $107 million, while other limited-benefit health premium declined 1% to $112 million. Limited-benefit premium now provides Torchmark with the greatest amount of non-Part D health premium, representing 51% of such premium for the 2014 period.

Health net sales increased 34% to $32 million. Medicare Supplement net sales increased 104% to $16 million in the 2014 period. The increase in Medicare Supplement net sales was a result of stronger group sales, which vary from period to period at the United American Independent Agency. Limited-benefit net sales declined 1% to $16 million. Health first-year collected premium rose 3% to $25 million.

The following table is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$5,889		$8,009		$(2,120)	(26)
Medicare Supplement	72,267		69,531		2,736	4

	78,156	36	77,540	35	616	1
Liberty National Exclusive Agency
Limited-benefit plans	37,320		39,369		(2,049)	(5)
Medicare Supplement	21,297		24,083		(2,786)	(12)

	58,617	27	63,452	29	(4,835)	(8)
Family Heritage Agency
Limited-benefit plans	49,468		46,163		3,305	7
Medicare Supplement	0		0		0	0

	49,468	22	46,163	21	3,305	7
American Income Exclusive Agency
Limited-benefit plans	19,167		19,823		(656)	(3)
Medicare Supplement	120		143		(23)	(16)

	19,287	9	19,966	9	(679)	(3)
Direct Response
Limited-benefit plans	231		89		142	160
Medicare Supplement	13,676		14,317		(641)	(4)

	13,907	6	14,406	6	(499)	(3)
Total Health Premium
Limited-benefit plans	112,075	51	113,453	51	(1,378)	(1)
Medicare Supplement	107,360	49	108,074	49	(714)	(1)

Total	$219,435	100	$221,527	100	$(2,092)	(1)

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$206		$233		$(27)	(12)
Medicare Supplement	14,105		6,402		7,703	120

	14,311	45	6,635	28	7,676	116
Liberty National Exclusive Agency
Limited-benefit plans	3,699		2,908		791	27
Medicare Supplement	86		112		(26)	(23)

	3,785	12	3,020	13	765	25
Family Heritage Agency
Limited-benefit plans	9,865		10,723		(858)	(8)
Medicare Supplement	0		0		0	0

	9,865	31	10,723	46	(858)	(8)
American Income Exclusive Agency
Limited-benefit plans	1,764		1,714		50	3
Medicare Supplement	0		0		0	0

	1,764	6	1,714	7	50	3
Direct Response
Limited-benefit plans	0		76		(76)	(100)
Medicare Supplement	2,018		1,439		579	40

	2,018	6	1,515	6	503	33
Total Net Sales
Limited-benefit plans	15,534	49	15,654	66	(120)	(1)
Medicare Supplement	16,209	51	7,953	34	8,256	104

Total	$31,743	100	23,607	100	$8,136	34

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Three months ended March 31,				Increase (Decrease)
	2014		2013
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$171		$218		$(47)	(22)
Medicare Supplement	9,785		7,957		1,828	23

	9,956	40	8,175	34	1,781	22
Liberty National Exclusive Agency
Limited-benefit plans	3,104		3,197		(93)	(3)
Medicare Supplement	81		159		(78)	(49)

	3,185	13	3,356	14	(171)	(5)
Family Heritage Agency
Limited-benefit plans	8,629		9,157		(528)	(6)
Medicare Supplement	0		0		0	0

	8,629	35	9,157	39	(528)	(6)
American Income Exclusive Agency
Limited-benefit plans	1,927		2,214		(287)	(13)
Medicare Supplement	0		0		0	0

	1,927	8	2,214	9	(287)	(13)
Direct Response
Limited-benefit plans	93		132		(39)	(30)
Medicare Supplement	889		886		3	0

	982	4	1,018	4	(36)	(4)
Total First-Year Collected Premium
Limited-benefit plans	13,924	56	14,918	62	(994)	(7)
Medicare Supplement	10,755	44	9,002	38	1,753	19

Total	$24,679	100	$23,920	100	$759	3

A discussion of health operations by distribution group follows.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $78 million, representing 36% of Torchmark’s total health premium. Net sales were $14 million, or 45% of Torchmark’s health sales. This agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $72 million. The UA Independent Agency represents approximately 67% of all Torchmark Medicare Supplement premium and 87% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 4%, while total health premium increased 1%. Net sales of these products rose 120% in 2014. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.

The Family Heritage Agency markets primarily limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $10 million in net sales in the 2014 quarter, compared with $11 million for the same period in 2013. Health premium income was $49 million for the three-month period of 2014, representing 22% of Torchmark’s health premium. This compared with $46 million or 21% of health premium in the prior year period. The producing agent count was 689 agents at March 31, 2014, compared with 695 at December 31, 2013, and 729 at March 31, 2013. The average agent count for the first quarter of 2014 was 658. We believe net sales and agent recruiting were negatively impacted by poor weather conditions in 2014.

The Liberty National Exclusive Agency represented 27% of all Torchmark health premium income at $59 million in the first quarter of 2014. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2014, health premium income in the Agency declined 8% from prior year premium of $63 million. Liberty’s health premium decline has been due primarily to the runoff of a block of discontinued hospital-surgical products and the declining Medicare Supplement block.

Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 15% of health premium in the 2014 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies increased 17% to $3.8 million in 2014 from $3.2 million in 2013.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2014		2013		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$219,435	100	$221,527	100	$(2,092)	(1)
Net policy obligations	126,154	57	128,976	58	(2,822)	(2)
Commissions and acquisition expense	43,824	20	42,680	19	1,144	3

Insurance underwriting income before other income and administrative expense	$49,457	23	$49,871	23	$(414)	(1)

Underwriting income for health insurance declined slightly to $49.5 million or 1% in 2014. As a percentage of health premium, underwriting margins were stable at 23%. The improved benefit ratio was largely a result of normal claim fluctuations.

Medicare Part D, comparing the first three months of 2014 with the first three months of 2013. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is provided through United American. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries which is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers. These products are marketed through our Direct Response unit and to groups through our UA Independent Agency. As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 80% for the entire 2014 contract year. This ratio was 82% for the full year 2013. We describe the differences between the segment analysis and the GAAP operating results in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2013.

Medicare Part D

Selected Financial Information

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Premium (1)	$83,033	$76,720	$6,313	8
Net Sales (2)	31,144	8,803	22,341	254
First-Year Collected Premium (3)	18,946	20,680	(1,734)	(8)

(1)	Total Medicare Part D premium excludes the risk-sharing premiums of $27.4 million in 2014 and $15.6 million in 2013 receivable from the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract.
This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.
(2)	Net sales for Medicare Part D represents only new first-time enrollees.
(3)	First-year collected premium for Medicare Part D represents only premium collected within the first twelve months from new first-time enrollees.

Medicare Part D premium was $83 million in 2014, compared with $77 million in 2013, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 8%. Net sales rose $22 million, due to an increase in new Part D auto enrollees and an increase in employer group activity. Total enrollees in the program were 269 thousand at the beginning of the 2014 plan year, compared with 254 thousand a year earlier.

Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D results in accordance with GAAP are presented in the charts in Note F—Business Segments.

Medicare Part D

Summary of Results

(Dollar amounts in thousands)

	Three months ended March 31,
	2014		2013		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$83,033	100	$76,720	100	$6,313	8
Net policy obligations	66,261	80	64,307	84	1,954	3
Commissions and acquisition expense	7,206	8	4,342	5	2,864	66

Insurance underwriting income before other income and administrative expense	$9,566	12	$8,071	11	$1,495	19

Margins increased 19% in 2014 to $9.6 million, partially as a result of the premium increase and partly as a result of the lower obligation ratios. Obligation ratios were lower because 2014 premiums were increased for two reasons: (1) to cover higher anticipated non-deferred expenses noted below, and (2) 2013 drug rebates received in 2014 were higher than accrued in 2013. However, these increases in margin were partially offset by certain non-deferred expenses, including a $1.1 million charge because of the new Affordable Care Act tax, higher costs related to negotiated drug rebates, and higher costs related to the increased volume of enrollees. As a percentage of premium, underwriting margin rose from 11% to 12%.

Since the Medicare Part D plan is a government-sponsored program, regulatory changes could alter the outlook for this market.

Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first three months of 2014 with the first three months of 2013. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Three months ended March 31,
	2014		2013
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$20,777	2.5	$20,019	2.6
Other employee costs	7,600	0.9	8,800	1.1
Other administrative costs	13,685	1.7	12,694	1.6
Legal expense	2,149	0.3	2,422	0.3

Total insurance administrative expenses	44,211	5.4	43,935	5.6

Parent company expense	1,743		2,120
Stock compensation expense	8,509		6,253
Legal settlement expense	2,493		0

Total operating expenses, per Consolidated Statements of Operations	$56,956		$52,308

Insurance administrative expenses:
Increase (decrease) over prior year	0.6%
Total operating expenses:
Increase (decrease) over prior year	8.9%

Insurance administrative expenses were up slightly in 2014 when compared with the prior year period. As a percentage of total premium, insurance administrative expenses declined from 5.6% to 5.4%. Total operating expenses rose $5 million or 9%. In 2014, employee costs declined 14% during the period, primarily as a result of decreased pension benefit costs. Stock compensation expense rose 36% to $8.5 million, primarily as a result of an increase in the market price of Torchmark stock in 2013 and 2014 that resulted in higher grant prices for restricted stock and options, and positive Company performance that caused an increase in the expense related to performance share grants. As described in Note F in the Consolidated Financial Statements, we recorded legal accruals involving non-insurance matters, partially offset by proceeds for investment litigation. Litigation not related to our direct insurance operations is not considered an insurance administrative expense by Torchmark management and is removed from its analysis of core insurance operations in its segment reporting.

Investments (excess investment income), comparing the first three months of 2014 with the first three months of 2013. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note F—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $5.8 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Net investment income *	$188,051	$183,040	$5,011	3
Required interest on net insurance policy liabilities	(112,082)	(106,572)	(5,510)	5
Financing costs:
Interest on funded debt	(17,763)	(19,512)	1,749	(9)
Interest on short-term debt	(1,286)	(1,365)	79	(6)

Total financing costs	(19,049)	(20,877)	1,828	(9)

Excess investment income	$56,920	$55,591	$1,329	2

Excess investment income per diluted share	$0.63	$0.59	$0.04	7

Average invested assets (at amortized cost)	$13,155,411	$12,701,611	$453,800	4
Average net insurance policy liabilities **	8,089,304	7,683,706	405,598	5
Average debt and preferred securities (at amortized cost)	1,272,523	1,359,607	(87,084)	(6)

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note F - Business Segments.
**	Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2014 period increased 2% to $57 million. On a per share basis, excess investment income increased an even greater 7% as a result of our share purchases over the past 12 months. While excess investment income has been pressured in recent years as a result of the impact that lower interest rates have had on net investment income, it has increased in 2014 as the impact of rate declines has moderated. The increase in excess investment income was also due, in part, to the decline in financing costs related to the August, 2013 maturity and repayment of $94 million principal amount of our 7 3/8% Notes.

Net investment income rose $5 million or 3% in 2014, while average invested assets (with fixed maturities at amortized cost) rose 4% year over year. The effective annual yield on the fixed maturity portfolio was 5.9% in the first quarter of 2014, compared with 6.0% a year earlier. The reduction in the average portfolio yield rate was primarily a result of investing new money at rates lower than the portfolio average yield and reinvesting proceeds from bonds that were called or matured in 2013 at yield rates less than the rates we earned on the bonds before they were called or matured. At current new money rates, we would expect to see only modest declines in the average portfolio yield rate over the next few years compared with the larger declines in recent years, as only 1% to 2% of fixed maturities on average are expected to run off each year over the next five years.

Should interest rates rise, especially long-term rates, Torchmark would benefit due to higher net investment income on new purchases. Even a sudden, significant increase in interest rates would be beneficial because Torchmark has very little disintermediation risk. Also, we are not concerned with potential interest-rate driven unrealized losses in our fixed maturity portfolio because we have the intent, and more importantly, the ability to hold our fixed maturities to maturity.

Net investment income has been negatively affected in recent periods due to calls of fixed maturity securities. Fixed maturity securities are more likely to be called in a declining interest-rate environment, as higher-yielding callable securities can often be refinanced at lower prevailing rates. Of our $12.6 billion fixed maturity portfolio at amortized cost as of March 31, 2014, we held $309 million book value of securities with a weighted average yield of 6.29% that are currently callable at the discretion of the issuer without a make-whole provision and $303 million book value of securities with a weighted average yield of 6.43% that become callable over the next three years. Many factors can be involved in an issuer’s decision to call a bond and it is difficult to predict if and when one might be called. If bonds are called, future net investment income would be negatively affected if the average yield on called securities exceeds prevailing new money rates.

Required interest on net insurance policy liabilities reduces excess investment income because we consider these amounts to be components of the profitability of our insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products under ASC 944-20-05 (formerly SFAS 60) which mandates that interest rate assumptions be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on premiums received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

Required interest on net insurance policy liabilities increased $5.5 million or 5% to $112 million. The increase in required interest approximated the 5% growth in average net interest-bearing insurance policy liabilities.

Financing costs declined 9% or $1.8 million to $19 million, as a result of a decline in interest cost from the previously mentioned maturity of our $94 million 7 3/8% Notes in August, 2013. More information concerning debt can be found in the Capital Resources section of this report.

Investments (acquisitions), comparing the first three months of 2014 with the first three months of 2013. Torchmark’s investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is generally invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the three months ended March 31,
	2014	2013
Cost of acquisitions:
Investment-grade corporate securities	$158	$385
Other	0	2

Total fixed-maturity acquisitions	$158	$387

Effective annual yield *	5.37%	4.31%

Average life, in years to:
Next call	25.2	26.4
Maturity	25.3	26.7
Average rating	BBB+	BBB+

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2014 was as follows:

Invested Assets At March 31, 2014

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities (at amortized cost)	$12,618	96%
Equities (at cost)	1	0
Policy loans	452	3
Other long-term investments	13	0
Short-term investments	109	1

Total	$13,193	100%

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at March 31, 2014.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value
Corporates	$10,265	$1,065	$(147)	$11,183	81	82
Redeemable preferred stock	503	36	(7)	532	4	4
Municipals	1,278	105	(4)	1,379	10	10
Government-sponsored enterprises	350	0	(48)	302	3	2
Governments & agencies	122	1	(3)	120	1	1
Residential mortgage-backed*	6	0	0	6	0	0
Collateralized debt obligations	65	6	(7)	64	1	1
Other asset-backed securities	29	3	0	32	0	0

Total fixed maturities	$12,618	$1,216	$(216)	$13,618	100	100

*	Includes GNMA’s

At March 31, 2014, fixed maturities had a fair value of $13.6 billion, compared with $12.9 billion at December 31, 2013. The net unrealized gain position in the fixed-maturity portfolio increased from a net gain of $390 million at December 31, 2013 to a net gain of $1 billion at March 31, 2014, as a result of a decrease in market interest rates. While our March 31, 2014 net unrealized gain of $1 billion consisted of gross unrealized gains of $1.2 billion offset by $216 million of gross unrealized losses, our December, 2013 net unrealized gain consisted of a gross unrealized gain of $801 million and gross unrealized loss of $411 million.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at March 31, 2014.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Financial - Life/Health/PC Insurance	$1,768	$201	$(10)	$1,959	14%	14%
Financial - Bank	715	61	(8)	768	6	6
Financial - Other	572	67	(11)	628	5	5

Subtotal Financial	3,055	329	(29)	3,355	25	25

Utilities	2,238	248	(33)	2,453	18	18
Government (US, municipal, and foreign)	1,750	106	(55)	1,801	14	14
Energy	1,442	170	(11)	1,601	11	12
Basic Materials	962	66	(11)	1,017	8	7
Other Industrials	820	68	(22)	866	6	6
Consumer, Non-cyclical	804	83	(16)	871	6	6
Transportation	561	50	(18)	593	4	4
Communications	531	56	(11)	576	4	4
Consumer, Cyclical	384	34	(3)	415	3	3
Collateralized debt obligations	65	6	(7)	64	1	1
Mortgage-backed Securities	6	0	0	6	0	0

Total fixed maturities	$12,618	$1,216	$(216)	$13,618	100%	100%

At March 31, 2014, approximately 43% of the fixed-maturity assets at amortized cost and fair value were in the financial and utility sectors. The balance of the portfolio is spread among 398 issuers in a wide variety of sectors. The financial sector had a net unrealized gain of $300 million at March 31, 2014, compared with a gain of $180 million at December 31, 2013. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at March 31, 2014 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$765	6	$732	5
AA	1,316	10	1,435	11
A	3,716	30	4,117	30
BBB+	2,468	20	2,682	20
BBB	2,875	23	3,110	23
BBB-	926	7	1,007	7

Investment grade	12,066	96	13,083	96

Below investment grade:
BB	325	2	320	2
B	125	1	117	1
Below B	102	1	98	1

Below investment grade	552	4	535	4

	$12,618	100	$13,618	100

Of the $12.6 billion of fixed maturities at March 31, 2014, $12.1 billion or 96% at amortized cost were investment grade with an average rating of A-. Below-investment-grade bonds were $552 million with an average rating of B+ and were 4% of fixed maturities. Below-investment-grade bonds at amortized cost were 16% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of March 31, 2014. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2013.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first three months of 2014 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2013	$566
Downgrades by rating agencies	5
Upgrades by rating agencies	(17)
Disposals	(3)
Amortization and other	1

Balance as of March 31, 2014	$552

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

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At March 31, 2014	At December 31, 2013	At March 31, 2013
Average annual effective yield (1)	5.92%	5.91%	5.99%
Average life, in years, to:
Next call (2)	18.2	18.3	18.2
Maturity (2)	21.4	21.5	22.1
Effective duration to:
Next call (2), (3)	10.7	10.4	10.8
Maturity (2), (3)	11.9	11.7	12.2

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first three months of 2014 with the first three months of 2013. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2014		2013
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$10,741	$0.12	$(3,385)	$(0.04)
Investments called or tendered	61	0.00	492	0.01
Real estate:
Sold	0	0.00	16	0.00
Other-than-temporary impairments	0	0.00	(1,741)	(0.02)
Other	0	0.00	850	0.01

Total	$10,802	$0.12	$(3,768)	$(0.04)

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first three months of 2014, the Parent Company received $65 million of cash dividends from subsidiaries, compared with $95 million in 2013. For the full year 2014, cash dividends from subsidiaries are expected to total approximately $479 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At March 31, 2014, the Parent Company had $57 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. We have a credit facility in place with a group of lenders which allows for unsecured borrowings and stand-by letters of credit up to $600 million. The facility may be expanded by $200 million if certain conditions are met. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates January 7, 2015. In accordance with the agreement, we are subject to certain covenants regarding capitalization and interest coverage with which we were in full compliance at March 31, 2014.

Short-term debt consists of our commercial paper outstanding as noted above. The following table presents certain information about our commercial paper borrowings.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	At March 31, 2014	At December 31, 2013	At March 31, 2013
Balance at end of period (par value)	$265.0	$229.1	$275.0
Annualized interest rate	.26%	.30%	.36%
Letters of credit outstanding	$198.0	$198.0	$198.0
Remaining amount available under credit line	$137.0	$172.9	$127.0

	For the three months ended
	March 31, 2014	March 31, 2013
Average balance outstanding during period (par value)	$281.5	$275.8
Daily-weighted average interest rate (annualized)	.24%	.33%
Maximum daily amount outstanding during period (par value)	$325.0	$312.0

Our balance of commercial paper outstanding at March 31, 2014 was $265 million, compared with $229 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the three-month periods ended March 31, 2014 and 2013.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $275 million in the first three months of 2014, compared with $290 million in the same period of 2013. In addition to cash inflows from operations, our companies have received $6 million in investment calls and tenders and $16 million in scheduled maturities or repayments during the 2014 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $149 million at March 31, 2014, compared with $114 million at December 31, 2013. In addition to these liquid assets, the entire $13.6 billion (fair value at March 31, 2014) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of Company Action Level required regulatory capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of the insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and is in line with rating agency expectations for Torchmark. As of December 31, 2013, our insurance subsidiaries had a consolidated RBC ratio of 341%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 325%.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $991 million at March 31, 2014, as it also was at December 31, 2013. An analysis of long-term debt issues outstanding is as follows at March 31, 2014.

Long Term Debt at March 31, 2014

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Senior Notes	2016	6.375%		$250.0	$248.9	$277.6
Senior Notes	2019	9.250		292.7	290.4	375.2
Senior Notes (1)	2022	3.800		150.0	147.5	149.6
Notes	2023	7.875		165.6	163.6	209.0
Junior Subordinated Debentures	2052	5.875		125.0	120.8	120.6
Junior Subordinated Debentures (2)	2036	3.554	(3)	20.0	20.0	20.0

Total long-term debt				$1,003.3	$991.2	$1,152.0

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)	Assumed upon November 1, 2012 acquisition of Family Heritage.
(3)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.

As previously noted under the caption Highlights in this report, we acquired 1.4 million of our outstanding common shares under our share repurchase program during the first three months of 2014. These shares were acquired at a cost of $108 million (average of $76.09 per share), compared with purchases of 1.6 million shares at a cost of $90 million in the first three months of 2013.

Shareholders’ equity was $4.2 billion at March 31, 2014. This compares with $3.8 billion at December, 31, 2013 and $4.3 billion at March 31, 2013. During the three months since December 31, 2013, shareholders’ equity increased by after-tax unrealized gains of $394 million in the fixed-maturity portfolio, as interest rates have declined over the quarter. Net income added another $133 million for the quarter, but the share purchases of $108 million noted above during the quarter reduced shareholders’ equity.

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

Selected Financial Data

	At March 31, 2014		At December 31, 2013		At March 31, 2013
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities (millions)	$13,618	$1,000	$12,879	$390	$13,571	$1,451
Deferred acquisition costs (millions) (2)	3,364	(14)	3,338	(10)	3,229	(22)
Total assets (millions)	19,064	986	18,192	380	18,879	1,429
Short-term debt (millions)	265	0	229	0	369	0
Long-term debt (millions)	991	0	991	0	990	0
Shareholders’ equity (millions)	4,189	641	3,776	247	4,305	929

Book value per diluted share	46.85	7.17	41.49	2.72	45.88	9.90
Debt to capitalization (3)	23.1%	(3.0)%	24.4%	(1.3)%	24.0%	(4.7)%

Diluted shares outstanding (thousands)	89,410		91,025		93,822
Actual shares outstanding (thousands)	88,219		89,502		92,883

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
(2)	Includes the value of insurance purchased.
(3)	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 11.0 times in the 2014 three months, compared with 9.3 times in the 2013 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2014.

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

As of the end of the fiscal quarter completed March 31, 2014, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended March 31, 2014, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Torchmark subsidiaries are currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty-seven various states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any liability. The audits are wide-ranging and seek large amounts of data regarding claims handling, procedures, and payments of contract benefits arising from unreported death claims. Amounts that could be payable to insurance beneficiaries and to the states for the escheatment of abandoned property represent insurance liabilities and are included in the Company’s estimate of policy benefits under the caption “Total policy liabilities” on the Consolidated Balance Sheets. No estimate of range can be made for loss contingencies related to possible administrative penalties at this time.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	615,500	$76.19	615,500
February 1-28, 2014	723,402	75.35	723,402
March 1-31, 2014	310,694	78.75	310,694

At its August 7, 2013 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended March 31, 2014

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 9, 2014	/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chairman and Chief Executive Officer

Date: May 9, 2014	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: May 9, 2014	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer