Form 10-Q
period 2014-06-30
TORCHMARK CORP
filed 2014-08-08
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐             No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 28, 2014
Common Stock, $1.00 Par Value	130,589,470

Index of Exhibits (Page 61).

Total number of pages included are 62.

TORCHMARK CORPORATION

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30, 2014	December 31, 2013 *
Assets	(Unaudited)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2014–$12,699,242 ; 2013–$12,488,875)	$14,128,324	$12,879,133
Equity securities, at fair value (cost: 2014–$776 ; 2013–$875)	1,427	1,884
Policy loans	457,824	448,887
Other long-term investments	12,134	13,207
Short-term investments	48,561	76,890

Total investments	14,648,270	13,420,001

Cash	45,803	36,943
Accrued investment income	202,465	200,038
Other receivables	425,425	331,103
Deferred acquisition costs	3,398,379	3,337,649
Goodwill	441,591	441,591
Other assets	489,868	424,419

Total assets	$19,651,801	$18,191,744

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$11,521,630	$11,256,155
Unearned and advance premiums	74,973	74,174
Policy claims and other benefits payable	213,553	223,380
Other policyholders’ funds	96,542	94,286

Total policy liabilities	11,906,698	11,647,995
Current and deferred income taxes payable	1,647,571	1,285,574
Other liabilities	322,149	261,898
Short-term debt	274,944	229,070
Long-term debt (fair value: 2014–$1,161,442 ; 2013–$1,360,461)	991,491	990,865

Total liabilities	15,142,853	14,415,402

Shareholders’ equity:
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2014 and in 2013	0	0
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2014–139,218,183 issued, less 8,185,698 held in treasury and 2013–151,218,183 issued, less 16,965,802 held in treasury)	139,218	151,218
Additional paid-in capital	450,734	462,058
Accumulated other comprehensive income (loss)	887,974	210,981
Retained earnings	3,329,397	3,495,533
Treasury stock, at cost	(298,375)	(543,448)

Total shareholders’ equity	4,508,948	3,776,342

Total liabilities and shareholders’ equity	$19,651,801	$18,191,744

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Life premium	$491,952	$475,110	$981,010	$945,923
Health premium	307,791	290,584	637,654	604,455
Other premium	123	157	222	287

Total premium	799,866	765,851	1,618,886	1,550,665
Net investment income	182,877	177,964	363,877	354,803
Realized investment gains (losses)	577	5,913	17,196	4,684
Other-than-temporary impairments	0	0	0	(2,678)
Other income	663	611	1,144	1,081

Total revenue	983,983	950,339	2,001,103	1,908,555

Benefits and expenses:
Life policyholder benefits	324,192	310,849	644,368	615,990
Health policyholder benefits	220,554	202,861	476,272	438,988
Other policyholder benefits	10,461	10,789	21,084	21,524

Total policyholder benefits	555,207	524,499	1,141,724	1,076,502
Amortization of deferred acquisition costs	104,561	102,488	209,294	204,202
Commissions, premium taxes, and non-deferred acquisition costs	62,020	54,448	121,398	112,699
Other operating expense	56,400	55,292	113,356	107,600
Interest expense	19,037	20,828	38,086	41,705

Total benefits and expenses	797,225	757,555	1,623,858	1,542,708

Income before income taxes	186,758	192,784	377,245	365,847

Income taxes	(55,835)	(58,883)	(113,466)	(112,314)

Net income	$130,923	$133,901	$263,779	$253,533

Basic net income per share	$1.00	$0.97	$1.99	$1.82

Diluted net income per share	$0.98	$0.96	$1.97	$1.80

Dividends declared per common share	$0.13	$0.11	$0.25	$0.23

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$130,923	$133,901	$263,779	$253,533

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	431,271	(796,807)	1,060,337	(925,928)
Reclassification adjustment for (gains) losses on securities included in net income	(577)	(5,912)	(17,196)	(3,351)
Reclassification adjustment for amortization of (discount) and premium	(2,317)	(1,579)	(4,544)	(3,461)
Foreign exchange adjustment on securities recorded at fair value	740	4,921	(131)	10,133

Unrealized gains (losses) on securities	429,117	(799,377)	1,038,466	(922,607)
Unrealized gains (losses) on other investments	1,495	(2,096)	2,703	(2,869)

Total unrealized investment gains (losses)	430,612	(801,473)	1,041,169	(925,476)
Less applicable taxes	(150,683)	280,479	(364,350)	325,112

Unrealized investment gains (losses), net of tax	279,929	(520,994)	676,819	(600,364)
Unrealized gains (losses) attributable to deferred acquisition costs	(3,045)	7,606	(7,273)	10,563
Less applicable taxes	1,066	(2,662)	2,546	(3,697)

Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(1,979)	4,944	(4,727)	6,866
Foreign exchange translation adjustments, other than securities	3,185	(4,803)	2,008	(5,836)
Less applicable taxes	(1,189)	1,726	(750)	2,010

Foreign exchange translation adjustments, other than securities, net of tax	1,996	(3,077)	1,258	(3,826)
Pension adjustments	3,031	4,608	5,605	9,151
Less applicable taxes	(1,061)	(1,611)	(1,962)	(3,202)

Pension adjustments, net of tax	1,970	2,997	3,643	5,949

Other comprehensive income (loss)	281,916	(516,130)	676,993	(591,375)

Comprehensive income (loss)	$412,839	$(382,229)	$940,772	$(337,842)

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Cash provided from operations	$419,383	$492,620

Cash provided from (used for) investment activities:
Long-term investments sold or matured:
Fixed maturities available for sale—sold	28,194	75,096
Fixed maturities available for sale—matured, called, and repaid	107,394	369,962
Equities	700	14,000
Other long-term investments	23	266

Total long-term investments sold or matured	136,311	459,324

Long-term investments acquired:
Fixed maturities	(325,574)	(691,955)
Other long-term investments	0	(550)

Total long-term investments acquired	(325,574)	(692,505)

Net increase in policy loans	(8,937)	(9,281)
Net (increase) decrease in short-term investments	28,329	(8,152)
Net change in payable or receivable for securities	0	(43,991)
Disposition of properties	19	247
Additions to properties	(10,006)	(2,247)
Investment in low-income housing interests	(22,030)	(19,990)

Cash used for investment activities	(201,888)	(316,595)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	35,015	53,383
Net borrowings (repayments) of commercial paper	45,874	29,797
Excess tax benefit from stock option exercises	11,098	9,758
Acquisition of treasury stock	(238,313)	(246,403)
Cash dividends paid to shareholders	(31,980)	(29,916)
Net receipts (withdrawals) from deposit-type products	(33,104)	(13,541)

Cash provided by (used for) financing activities	(211,410)	(196,922)

Effect of foreign exchange rate changes on cash	2,775	4,124

Net increase (decrease) in cash	8,860	(16,773)
Cash at beginning of year	36,943	61,710

Cash at end of period	$45,803	$44,937

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2014, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2014 and 2013. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed on February 28, 2014.

Note B—Earnings Per Share

Stock Split: Torchmark declared a three-for-two stock split paid in the form of a 50% stock dividend on all of the Company’s outstanding common stock. The record date for the three-for-two stock split was the close of business on June 2, 2014. On July 1, 2014, the payment date, holders of Torchmark common stock received one additional share of stock for every two shares held. The Company also paid $26 thousand in cash to acquire 642 fractional shares as a result of the stock split. Upon completion of the transaction, Torchmark had 139,218,183 shares issued at a par value of $1 per share and 131,031,843 shares outstanding after giving effect to the purchase of the fractional shares on July 1, 2014. All share and per share amounts have been adjusted to reflect this stock split for all periods presented in these consolidated financial statements.

A reconciliation of basic and diluted weighted-average shares outstanding is as follows.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	131,491,182	138,293,052	132,322,704	139,326,368
Weighted average dilutive options outstanding	1,823,640	1,652,852	1,856,496	1,739,299

Diluted weighted average shares outstanding	133,314,822	139,945,904	134,179,200	141,065,667

Antidilutive shares	0	19,038	0	9,572

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component.

Components of Post-Retirement Benefit Costs

	Three Months ended June 30,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$3,231	$3,727	$(7)	$117
Interest cost	4,819	4,259	150	257
Expected return on assets	(4,752)	(4,359)	0	0
Amortization:
Prior service cost	529	567	0	0
Actuarial (gain) loss	2,047	4,061	0	75
Direct recognition of (gain) loss	0	0	(42)	0

Net periodic benefit cost	$5,874	$8,255	$101	$449

	Six Months ended June 30,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$6,463	$7,492	$49	$202
Interest cost	9,638	8,523	297	517
Expected return on assets	(9,505)	(8,715)	0	0
Amortization:
Prior service cost	1,057	1,138	0	0
Actuarial (gain)/loss	4,092	8,124	0	75
Direct recognition of (gain) loss	0	0	(104)	0

Net periodic benefit cost	$11,745	$16,562	$242	$794

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for the defined-benefit pension plans at June 30, 2014 and the prior-year end.

Pension Assets by Component

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Corporate debt	$165,429	54	$147,445	51
Other fixed maturities	280	0	267	0
Equity securities	123,293	40	115,287	38
Short-term investments	1,120	0	13,318	5
Guaranteed annuity contract	13,676	5	13,769	5
Other	3,654	1	1,667	1

Total	$307,452	100	$291,753	100

The liability for the funded defined-benefit pension plans was $327 million at June 30, 2014 and $322 million at December 31, 2013. No cash contributions were made to the qualified pension plans during the six months ended June 30, 2014. Torchmark expects cash contributions to not exceed $20 million during the remainder of 2014. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At June 30, 2014, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $69 million, compared with $66 million at year-end 2013. Since this plan is non-qualified, the values of the insurance policies and investments are recorded as other assets in the Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the non-qualified pension plan was $60 million at June 30, 2014 and $58 million at December 31, 2013.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at June 30, 2014 is as follows.

Portfolio Composition as of June 30, 2014

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$430,771	$315	$(32,107)	$398,979	3%
States, municipalities, and political subdivisions	1,277,652	133,288	(1,689)	1,409,251	10
Foreign governments	38,223	752	(3)	38,972	0
Corporates	10,358,725	1,359,627	(80,644)	11,637,708	82
Collateralized debt obligations	65,485	7,944	(7,210)	66,219	1
Other asset-backed securities	31,131	3,024	(21)	34,134	0
Redeemable preferred stocks	497,255	52,208	(6,402)	543,061	4

Total fixed maturities	12,699,242	1,557,158	(128,076)	14,128,324	100%

Equity securities	776	651	0	1,427

Total fixed maturities and equity securities	$12,700,018	$1,557,809	$(128,076)	$14,129,751

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at June 30, 2014 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$216,276	$222,165
Due from one to five years	384,841	432,168
Due from five to ten years	984,396	1,092,148
Due from ten to twenty years	3,326,103	3,780,778
Due after twenty years	7,688,216	8,497,665
Mortgage-backed and asset-backed securities	99,410	103,400

	$12,699,242	$14,128,324

Selected information about sales of fixed maturities is as follows.

For the six months ended June 30,
	2014	2013
Proceeds from sales	$28,194	$75,096
Gross realized gains	16,286	4,302
Gross realized losses	(3)	(776)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis.

Fair Value Measurements at June 30, 2014 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$398,979	$0	$398,979
States, municipalities, and political subdivisions	0	1,409,251	0	1,409,251
Foreign governments	0	38,972	0	38,972
Corporates	52,116	11,176,259	409,333	11,637,708
Collateralized debt obligations	0	0	66,219	66,219
Other asset-backed securities	0	34,134	0	34,134
Redeemable preferred stocks	23,373	519,688	0	543,061

Total fixed maturities	75,489	13,577,283	475,552	14,128,324
Equity securities	594	0	833	1,427

Total fixed maturities and equity securities	$76,083	$13,577,283	$476,385	$14,129,751

Percent of total	0.5%	96.1%	3.4%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).

Analysis of Changes in Fair Value Measurements Using

Significant Unobservable Inputs (Level 3)

	For the six months ended June 30, 2014
	Asset- backed securities	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2014	$0	$58,205	$300,300	$776	$359,281
Total gains or losses:
Included in realized gains/losses	0	15,924	1	0	15,925
Included in other comprehensive income	0	8,702	19,513	57	28,272
Acquisitions	0	0	90,680	0	90,680
Sales	0	(16,049)	(1)	0	(16,050)
Amortization	0	2,668	5	0	2,673
Other (2)	0	(3,231)	(1,165)	0	(4,396)
Transfers in and/or out of Level 3 (3)	0	0	0	0	0

Balance at June 30, 2014	$0	$66,219	$409,333	$833	$476,385

Percent of total fixed maturity and equity securities	0.0%	0.5%	2.9%	0.0%	3.4%

	For the six months ended June 30, 2013
	Asset- backed securities	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2013	$7,981	$46,571	$231,072	$739	$286,363
Total gains or losses:
Included in realized gains/losses	0	0	0	0	0
Included in other comprehensive income	426	3,446	(16,879)	37	(12,970)
Acquisitions	0	0	65,507	0	65,507
Sales	0	0	0	0	0
Amortization	(57)	2,200	(1)	0	2,142
Other (2)	0	0	(313)	0	(313)
Transfers in and/or out of Level 3 (3)	(8,350)	0	(124,212)	0	(132,562)

Balance at June 30, 2013	$0	$52,217	$155,174	$776	$208,167

Percent of total fixed maturity and equity securities	0.0%	0.4%	1.2%	0.0%	1.6%

(1)	Includes redeemable preferred stocks.
(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3)	Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:

During the first quarter of 2013, Torchmark wrote down investment real estate in the amount of $2.7 million pretax ($1.7 million after tax) because of other-than-temporary impairment. There were no additional other-than-temporary impairments during the six-month periods ended June 30, 2014 or 2013.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at June 30, 2014 for the period of time in a loss position. Torchmark considers these investments not to be other-than-temporarily impaired.

Analysis of Gross Unrealized Investment Losses

At June 30, 2014

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$2,504	$(1)	$369,854	$(32,106)	$372,358	$(32,107)
States, municipalities and political subdivisions	5,096	(73)	47,379	(1,616)	52,475	(1,689)
Foreign governments	901	(2)	4,589	(1)	5,490	(3)
Corporates	197,051	(964)	1,507,916	(79,680)	1,704,967	(80,644)
Collateralized debt obligations	0	0	13,250	(7,210)	13,250	(7,210)
Other asset-backed securities	0	0	2,913	(21)	2,913	(21)
Redeemable preferred stocks	4,179	(22)	67,645	(6,380)	71,824	(6,402)

Total fixed maturities	209,731	(1,062)	2,013,546	(127,014)	2,223,277	(128,076)
Equity securities	0	0	0	0	0	0

Total fixed maturities and equity securities	$209,731	$(1,062)	$2,013,546	$(127,014)	$2,223,277	$(128,076)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Additional information about investments in an unrealized loss position is as follows.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of June 30, 2014	56	328	384
As of December 31, 2013	462	130	592

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,604 issues at June 30, 2014 and 1,619 issues at December 31, 2013. The weighted average quality rating of all unrealized loss positions as of June 30, 2014 was A-. Although Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2014 and 2013.

Components of Accumulated Other Comprehensive Income

	For the three months ended June 30, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2014	$653,086	$(9,476)	$24,128	$(61,680)	$606,058
Other comprehensive income (loss) before reclassifications, net of tax	281,810	(1,979)	1,996	297	282,124
Reclassifications, net of tax	(1,881)	0	0	1,673	(208)

Other comprehensive income (loss)	279,929	(1,979)	1,996	1,970	281,916

Balance at June 30, 2014	$933,015	$(11,455)	$26,124	$(59,710)	$887,974

	For the three months ended June 30, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2013	$944,997	$(14,495)	$25,859	$(106,331)	$850,030
Other comprehensive income (loss) before reclassifications, net of tax	(516,091)	4,944	(3,077)	0	(514,224)
Reclassifications, net of tax	(4,903)	0	0	2,997	(1,906)

Other comprehensive income (loss)	(520,994)	4,944	(3,077)	2,997	(516,130)

Balance at June 30, 2013	$424,003	$(9,551)	$22,782	$(103,334)	$333,900

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Components of Accumulated Other Comprehensive Income

	For the six months ended June 30, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2014	$256,196	$(6,728)	$24,866	$(63,353)	$210,981
Other comprehensive income (loss) before reclassifications, net of tax	690,949	(4,727)	1,258	297	687,777
Reclassifications, net of tax	(14,130)	0	0	3,346	(10,784)

Other comprehensive income (loss)	676,819	(4,727)	1,258	3,643	676,993

Balance at June 30, 2014	$933,015	$(11,455)	$26,124	$(59,710)	$887,974

	For the six months ended June 30, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2013	$1,024,367	$(16,417)	$26,608	$(109,283)	$925,275
Other comprehensive income (loss) before reclassifications, net of tax	(597,131)	6,866	(3,826)	0	(594,091)
Reclassifications, net of tax	(3,233)	0	0	5,949	2,716

Other comprehensive income (loss)	(600,364)	6,866	(3,826)	5,949	(591,375)

Balance at June 30, 2013	$424,003	$(9,551)	$22,782	$(103,334)	$333,900

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2014 and 2013.

Reclassification Adjustments

	Three months ended June 30,		Six months ended June 30,		Affected line items in the Statement of Operations
	2014	2013	2014	2013
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(577)	$(5,912)	$(17,196)	$(3,351)	Realized investment gains (losses)
Amortization of (discount) premium	(2,317)	(1,579)	(4,544)	(3,461)	Net investment income

Total before tax	(2,894)	(7,491)	(21,740)	(6,812)
Tax	1,013	2,588	7,610	3,579	Income Taxes

Total after tax	(1,881)	(4,903)	(14,130)	(3,233)
Pension adjustments:
Amortization of prior service cost	528	567	1,056	1,138	Other operating expenses
Amortization of actuarial gain (loss)	2,046	4,041	4,092	8,013	Other operating expenses

Total before tax	2,574	4,608	5,148	9,151
Tax	(901)	(1,611)	(1,802)	(3,202)	Income Taxes

Total after tax	1,673	2,997	3,346	5,949

Total reclassifications (after tax)	$(208)	$(1,906)	$(10,784)	$2,716

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These quarterly risk-sharing adjustments are removed in the segment analysis because the actual contract payments are based upon the experience of the full contract year, not the experience of interim periods. For the entire year, Torchmark generally expects its benefit ratio to be in line with pricing and does not expect to receive any government risk-sharing premium. For the full year of 2013, the total premiums and benefits were the same under this alternative method as they were under GAAP and are expected to be the same in 2014. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year.

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows.

	Six months ended
	June 30,
	2014	2013
Benefit costs deferred	$60,899	$29,945
Government risk-sharing premium adjustment	(35,131)	(14,895)

Pre-tax addition to segment interim period income	$25,768	$15,050

After tax amount	$16,749	$9,782

The significant increases in the risk-sharing adjustments in 2014 were caused by the increase in volume of business and certain benefit design changes.

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

	Six months ended
	June 30,
	2014	2013	% Change
Premium per segment analysis:
Medicare Part D premium	$167,990	$149,809	12
Other health premium	434,533	439,751	(1)
Part D risk sharing adjustment	35,131	14,895	136

Health premium per Consolidated Statements of Operations	$637,654	$604,455	5

Torchmark has invested in various limited partnerships that provide investment returns through the provision of low-income housing tax credits and other related Federal income tax benefits to the Company. The investment returns from a portion of the interests are guaranteed by unrelated third-parties. Under GAAP, expenses associated with the amortization of the guaranteed interests are required to be reflected in income tax expense. In contrast, GAAP requires the expenses associated with the amortization of non-guaranteed interests to be reflected as a component of “Net investment income.” All of the investment returns from investing in these guaranteed and non-guaranteed limited partnerships interests are in the form of income tax benefits reflected in income tax expense. Management believes including the amortization expense associated with the non-guaranteed as well as the guaranteed interests in income tax expense provides a more appropriate matching of the expense with the related income. For this reason, amortization expense of the non-guaranteed interests is included in “Income taxes” and not “Net investment income” for segment reporting purposes. As described in Note G—New Unadopted Accounting Guidance, new accounting guidance related to low-income housing investments will conform more closely with Torchmark’s segment reporting once adopted in future periods.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

During the first six months of 2014, Torchmark accrued for certain litigation cases in the net amount of $3.7 million ($2.4 million after tax) that were not directly related to its insurance operations. Additionally, Torchmark received $1.3 million ($853 thousand after tax) in settlement of litigation regarding investments. Also in the second quarter of 2014, the Company recorded $3.1 million in administrative settlements ($2.0 million after tax) related to benefits paid for deaths occurring in prior years where claims had not been filed. These administrative settlements are the result of the Company’s program of matching policyholder information against the Social Security death master file and obtaining due proof of loss. While more settlements under this program are expected during the next few months, the Company is not able to estimate the extent of such additional settlements at this time. These administrative settlements were included in “Policyholder benefits” in the Consolidated Statements of Operations in 2014.

During the second quarter of 2013, Torchmark incurred two non-operating charges: (1) a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax) and (2) a legal settlement related to a non-insurance matter in the amount of $500 thousand ($325 thousand after tax). The assessment related to Torchmark’s share of state guaranty fund assessments resulting from events in years prior to 2012. With the exception of the administrative settlements above, all of these items are included in “Other operating expense” in the Consolidated Statements of  Operations for the appropriate year. The Company removes items related to prior years and non-operating items such as these from its segment analysis because management does not view such expenses as part of its ongoing core insurance operating results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the six months ended June 30, 2014
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$981,010	$434,533	$167,990	$222			$35,131	(1)	$1,618,886
Net investment income					$377,981		(14,104	)(4)	363,877
Other income						$1,266	(122	)(3)	1,144

Total revenue	981,010	434,533	167,990	222	377,981	1,266	20,905		1,983,907
Expenses:
Policy benefits	641,311	280,140	135,233	21,084			63,956	(1,6)	1,141,724
Required interest on:
Policy reserves	(262,328)	(31,758)		(27,616)	321,702				0
Deferred acquisition costs	83,633	11,223	354	764	(95,974)				0
Amortization of acquisition costs	167,991	36,072	1,377	3,854					209,294
Commissions, premium taxes, and non-deferred acquisition costs	69,068	39,611	12,815	26			(122	)(3)	121,398
Insurance administrative expense (2)						89,573	2,337	(5)	91,910
Parent expense						4,045			4,045
Stock compensation expense						17,401			17,401
Interest expense					38,086				38,086

Total expenses	699,675	335,288	149,779	(1,888)	263,814	111,019	66,171		1,623,858

Subtotal	281,335	99,245	18,211	2,110	114,167	(109,753)	(45,266)		360,049
Nonoperating items							31,162	(1,5,6)	31,162
Amortization of low-income housing							14,104	(4)	14,104

Measure of segment profitability (pretax)	$281,335	$99,245	$18,211	$2,110	$114,167	$(109,753)	$0		405,315

Deduct applicable income taxes									(132,458)

Segment profits after tax									272,857
Add back income taxes applicable to segment profitability									132,458
Add (deduct) realized investment gains (losses)									17,196
Deduct Part D adjustment (1)									(25,768)
Deduct amortization of low-income housing (4)									(14,104)
Deduct legal settlement expenses (5)									(2,337)
Deduct administrative settlements (6)									(3,057)

Pretax income per Consolidated Statement of Operations									$377,245

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(5)	Legal settlement expenses.
(6)	Administrative settlements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations *

	For the six months ended June 30, 2013
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$945,923	$439,751	$149,809	$287			$14,895	(1)	$1,550,665
Net investment income					$367,204		(12,401	)(4)	354,803
Other income						$1,227	(146	)(3)	1,081

Total revenue	945,923	439,751	149,809	287	367,204	1,227	2,348		1,906,549
Expenses:
Policy benefits	615,990	283,852	125,191	21,524			29,945	(1)	1,076,502
Required interest on:
Policy reserves	(251,356)	(29,372)		(29,105)	309,833				0
Deferred acquisition costs	82,340	11,169	335	959	(94,803)				0
Amortization of acquisition costs	162,534	35,528	1,257	4,883					204,202
Commissions, premium taxes, and non-deferred acquisition costs	67,575	38,450	6,790	30			(146	)(3)	112,699
Insurance administrative expense (2)						88,062	1,155	(5)	89,217
Parent expense						4,927	500	(6)	5,427
Stock compensation expense						12,956			12,956
Interest expense					41,705				41,705

Total expenses	677,083	339,627	133,573	(1,709)	256,735	105,945	31,454		1,542,708

Subtotal	268,840	100,124	16,236	1,996	110,469	(104,718)	(29,106)		363,841
Nonoperating items							16,705	(1,5,6)	16,705
Amortization of low-income housing							12,401	(4)	12,401

Measure of segment profitability (pretax)	$268,840	$100,124	$16,236	$1,996	$110,469	$(104,718)	$0		392,947

Deduct applicable income taxes									(128,632)

Segment profits after tax									264,315
Add back income taxes applicable to segment profitability									128,632
Add (deduct) realized investment gains (losses)									2,006
Deduct Part D adjustment (1)									(15,050)
Deduct amortization of low-income housing (4)									(12,401)
Deduct Guaranty Fund assessment (5)									(1,155)
Deduct legal settlement expense (6)									(500)

Pretax income from continuing operations per Consolidated Statement of Operations									$365,847

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(5)	Guaranty Fund assessment.
(6)	Legal settlement expense.
*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

	Six months ended June 30,		Increase (Decrease)
	2014	2013*	Amount	%
Life	$281,335	$268,840	$12,495	5
Health	99,245	100,124	(879)	(1)
Medicare Part D	18,211	16,236	1,975	12
Annuity	2,110	1,996	114
Investment	114,167	110,469	3,698	3
Other and corporate:
Other income	1,266	1,227	39	3
Administrative expense	(89,573)	(88,062)	(1,511)	2
Corporate	(21,446)	(17,883)	(3,563)	20

Pretax total	405,315	392,947	12,368	3
Applicable taxes	(132,458)	(128,632)	(3,826)	3

Total	272,857	264,315	8,542	3
Reconciling items, net of tax:
Realized gains (losses) - Investments	11,177	76	11,101
Part D adjustment	(16,749)	(9,782)	(6,967)
Guaranty Fund assessment	0	(751)	751
Administrative settlements	(1,987)	0	(1,987)
Legal settlement expense	(1,519)	(325)	(1,194)

Net income	$263,779	$253,533	$10,246	4

*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—New Unadopted Accounting Guidance

Revenue recognition: The FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09), to clarify the principles for recognizing revenue, to provide more consistency and comparability in revenue recognition practices, and to simplify recognition requirements along with other improvements. ASU 2014-09 will be effective for Torchmark beginning in calendar year 2017. The Company is currently evaluating this new guidance. Torchmark’s revenues consist of insurance premium and revenues related to financial instruments. These forms of revenue are not within the scope of ASC 2014-09 because they are addressed by other guidance. Therefore, Torchmark does not expect that the implementation of this guidance will result in any significant change in the manner it recognizes its revenue.

Low income housing tax credits: The FASB has issued new accounting guidance, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01). This accounting guidance replaces the effective yield method of accounting with respect to investments in qualified affordable housing projects and, if certain conditions are present, provides for a new method of accounting. The new method of accounting allows an investor to amortize the cost of its investment based on the proportion of the tax credits/benefits received during the year to the total expected tax credits/benefits to be received over the life of the investment and will be recognized in the Consolidated Statements of Operations as a component of “Income tax expense.” Additional disclosures are required concerning investments in qualified affordable housing.

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

Share-based performance awards: New accounting guidance has also been issued pertaining to share awards with performance targets. This standard, entitled Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period (ASU 2014-12), is effective for Torchmark beginning in calendar year 2016, with early adoption permitted. The new guidance provides that the Company must take into account the performance target in the recognition of compensation expense once the achievement of the performance target is probable. Torchmark has a limited number of such instruments, but currently accounts for these items consistent with the new guidance. Therefore, no material impact is expected from adoption.

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

The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the six month periods ended June 30, 2014 and 2013. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2014 with the same period of 2013, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note F—Business Segments.

Highlights, comparing the first six months of 2014 with the first six months of 2013. Net income per diluted share increased 9% to $1.97 from $1.80. Included in net income in 2014 were after-tax realized investment gains of $11 million ($.08 per share) compared with gains of $76 thousand or $0 per share in 2013. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

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

Total premium income rose 3% in 2014 to $1.6 billion. Total net sales rose 26% to $303 million. After removing the impact of sales of Medicare Part D, which increased significantly in 2014 as a result of the addition of automatic enrollees discussed later in this report, net sales rose 12% to $251 million. First-year collected premium was $226 million for the 2014 period, compared with $219 million for the 2013 period. Excluding Part D, there was a 2% increase in first-year collected premium.

Life insurance premium income grew 4% to $981 million. Life net sales increased 8% to $190 million. First-year collected life premium gained 2% to $133 million. Life underwriting margins increased 5% to $281 million.

Health insurance premium income, excluding Medicare Part D premium, declined 1% to $435 million. Health net sales, led by sales of Medicare Supplement, rose 28% to $61 million for the six-month period. First-year collected health premium rose 4% to $51 million. Health margins declined 1% to $99 million.

In the manner we view our Medicare Part D prescription drug business as described in Note F—Business Segments, policyholder premium was $168 million in 2014 compared with $150 million in 2013, an increase of 12%. As discussed under the caption Medicare Part D in this report, the increase in Part D premium resulted primarily from an increase in automatic enrollees. The increase in automatic enrollees, along with an increase in employer group activity, resulted in net sales increasing from $17 million to $52 million in 2014.

As explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $17 million after-tax charge to earnings in 2014 ($.12 per share) and a $10 million charge in 2013 ($.07 per share). We expect our 2014 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2013 and prior years. For this reason, there should be no difference in our segment versus financial statement reporting by year end 2014, as it relates to Medicare Part D. The increase in this adjustment in 2014 resulted primarily from the increase in volume.

Excess investment income per diluted share increased 9% in 2014 to $.85 from $.78, while the dollar amount of excess investment income rose 3% to $114 million. The greater increase in per share excess investment income in relation to the increase in dollar amount resulted from share purchases over the past twelve months, as discussed later in this report. Net investment income rose $11 million or 3% to $378 million, even though our average investment portfolio at amortized cost grew 4% because of a decline in average yields. The average effective yield on the fixed-maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.92% in the 2014 period from 5.97% in the prior period, as the impact of the low-interest-rate environment on average yield has moderated.

Excess investment income is negatively impacted by the increase in required interest on net insurance policy liabilities. Required interest rose 5% or $11 million to $226 million, consistent with the growth in average net policy liabilities. Financing costs declined 9% in the period to $38 million, due to the maturity and repayment of our $94 million par amount 7.375% Notes during the third quarter of 2013. Please refer to the discussion under Capital  Resources for more information on debt and interest expense.

In the first six months of 2014, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 5.00%, compared with 4.21% in the same period of 2013. The portfolio had an average rating of A-, the same as of the previous year end. Approximately 96% of the portfolio at amortized cost was investment grade at June 30, 2014. Cash and short-term investments were $94 million at that date, compared with $114 million at December 31, 2013.

The net unrealized gain position in our fixed-maturity portfolio grew from $390 million at December 31, 2013 to $1.4 billion during the first six months of 2014, largely due to a decline in market interest rates during 2014. The fixed-maturity portfolio contains no commercial mortgage-backed securities. We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and our only direct exposure to European sovereign debt is $10 million of German bonds.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their August, 2013 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the six-month periods ended June 30, 2014 and 2013.

Analysis of Share Purchases

(Amounts in thousands, except per share amounts)

	For the six months ended June 30,
	2014			2013
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	3,682	$190,104	$51.63	4,557	$180,008	$39.50
Option exercise proceeds	910	48,208	53.01	1,664	66,395	39.90

Total	4,592	$238,312	$51.90	6,221	$246,403	$39.61

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first six months of 2014 with the first six months of 2013. Life insurance is our predominant segment, representing 62% of premium income and 70% of insurance underwriting margin in the first six months of 2014. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 4% to $981 million. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$376,221	38	$352,634	37	$23,587	7
Direct Response	354,710	36	337,328	36	17,382	5
Liberty National Exclusive Agency	137,048	14	139,436	15	(2,388)	(2)
Other Agencies	113,031	12	116,525	12	(3,494)	(3)

Total Life Premium	$981,010	100	$945,923	100	$35,087	4

Net sales, defined earlier in this report as an indicator of new business production, grew 8% to $190 million. An analysis of life net sales by distribution group is presented below.

Life Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$82,753	44	$78,380	44	$4,373	6
Direct Response	84,857	45	76,781	44	8,076	11
Liberty National Exclusive Agency	16,112	8	15,314	9	798	5
Other Agencies	6,570	3	5,596	3	974	17

Total Life Net Sales	$190,292	100	$176,071	100	$14,221	8

First-year collected life premium, defined earlier in this report, was $133 million in the 2014 period, rising 2%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$64,670	48	$64,654	49	$16	0
Direct Response	50,822	38	47,892	37	2,930	6
Liberty National Exclusive Agency	12,769	10	13,134	10	(365)	(3)
Other Agencies	4,904	4	5,258	4	(354)	(7)

Total	$133,165	100	$130,938	100	$2,227	2

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. The life business of this agency is Torchmark’s highest margin life business and it is the largest contributor to life premium of any of Torchmark’s distribution systems at 38% of Torchmark’s total. This group produced premium income of $376 million, an increase of 7%. First-year collected premium was $65 million, flat with the prior year. Net sales increased 6% to $83 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income agent count rose 6% to 5,890 at June 30, 2014 over the count a year earlier (5,540), and rose 11% when compared with the count at December 31, 2013 (5,302). The average agent count for the first half of 2014 was 5,521. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency has also begun providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibilities.

The Direct Response Unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Direct Response Unit’s growth has been fueled by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to the inbound call center. We have introduced certain new initiatives in this unit that have increased response rates. These initiatives include lower premium rates as well as offerings of higher face amounts on the adult products.

While the juvenile market is an important source of sales, it also is a vehicle to reach the parents and grandparents of the juvenile policyholders, who are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both the juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.

Direct Response’s life premium income rose 5% to $355 million, representing 36% of Torchmark’s total life premium in the first six months of 2014. Net sales of $85 million for this group increased 11%. First-year collected premium increased 6% to $51 million.

The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $137 million in the 2014 period, a 2% decline from $139 million in the 2013 six months. First-year collected premium declined 3% to $13 million.

Net sales for the Liberty Agency increased 5% to $16 million. Liberty had 1,500 producing agents at June 30, 2014, compared with 1,283 a year earlier, an increase of 17%. The agent count has increased 5% since December 31, 2013, when it stood at 1,430. The average agent count for the first half of 2014 was 1,446. Our long term plans to grow this agency involve expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. We believe that expansion of this Agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, a new prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $113 million of life premium income, or 12% of Torchmark’s total in the first six months of 2014, but contributed only 3% of net sales.

Life Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2014		2013		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$981,010	100	$945,923	100	$35,087	4
Net policy obligations	378,983	38	364,634	39	14,349	4
Commissions and acquisition expense	320,692	33	312,449	33	8,243	3

Insurance underwriting income before other income and administrative expense	$281,335	29	$268,840	28	$12,495	5

Life insurance underwriting income before insurance administrative expense was $281 million, increasing 5%. Increases in margin were due in large part to growth in premium income. Margin was also benefitted by a decreased rate of amortization of deferred acquisition costs due to improved persistency resulting from our conservation program, and the deferral of internet-related direct response acquisition costs which began in the second quarter of 2013. As a percentage of premium, underwriting income rose to 29% of premium in the six months ended June 30, 2014, compared with 28% in the same period last year.

Health insurance, comparing the first six months of 2014 with the first six months of 2013. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, cancer coverage, accident coverage, and other limited-benefit supplemental health products. In this discussion of health business, references to premium income, net sales, and underwriting will exclude our Medicare Part D health business, which will be discussed under another caption. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.

Health premium accounted for 27% of our total premium in the 2014 period, while the health underwriting margin accounted for 25% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

Health premium declined 1% to $435 million in the 2014 period. Medicare Supplement premium declined 1% to $212 million, while other limited-benefit health premium declined 1% to $223 million. Limited-benefit premium now provides Torchmark with the greatest amount of non-Part D health premium, representing 51% of such premium for the 2014 period.

Health net sales increased 28% to $61 million. Medicare Supplement net sales increased 72% to $26 million in the 2014 period. The increase in Medicare Supplement net sales was primarily a result of stronger group sales, which vary from period to period at the United American Independent Agency. Limited-benefit net sales increased 7% to $35 million. Health first-year collected premium rose 4% to $51 million.

The following table is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$10,576		$14,155		$(3,579)	(25)
Medicare Supplement	143,359		139,700		3,659	3

	153,935	36	153,855	35	80	0
Liberty National Exclusive Agency
Limited-benefit plans	72,761		77,720		(4,959)	(6)
Medicare Supplement	41,541		47,207		(5,666)	(12)

	114,302	26	124,927	29	(10,625)	(9)
Family Heritage Agency
Limited-benefit plans	100,262		93,680		6,582	7
Medicare Supplement	0		0		0	0

	100,262	23	93,680	21	6,582	7
American Income Exclusive Agency
Limited-benefit plans	38,678		39,312		(634)	(2)
Medicare Supplement	250		298		(48)	(16)

	38,928	9	39,610	9	(682)	(2)
Direct Response
Limited-benefit plans	390		168		222	132
Medicare Supplement	26,716		27,511		(795)	(3)

	27,106	6	27,679	6	(573)	(2)
Total Health Premium
Limited-benefit plans	222,667	51	225,035	51	(2,368)	(1)
Medicare Supplement	211,866	49	214,716	49	(2,850)	(1)

Total	$434,533	100	$439,751	100	$(5,218)	(1)

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$458		$460		$(2)	0
Medicare Supplement	22,612		12,720		9,892	78

	23,070	38	13,180	28	9,890	75
Liberty National Exclusive Agency
Limited-benefit plans	7,916		6,304		1,612	26
Medicare Supplement	133		211		(78)	(37)

	8,049	13	6,515	14	1,534	24
Family Heritage Agency
Limited-benefit plans	22,744		21,939		805	4
Medicare Supplement	0		0		0	0

	22,744	37	21,939	46	805	4
American Income Exclusive Agency
Limited-benefit plans	3,997		3,463		534	15
Medicare Supplement	0		0		0	0

	3,997	7	3,463	7	534	15
Direct Response
Limited-benefit plans	4		529		(525)	(99)
Medicare Supplement	2,907		1,984		923	47

	2,911	5	2,513	5	398	16
Total Net Sales
Limited-benefit plans	35,119	58	32,695	69	2,424	7
Medicare Supplement	25,652	42	14,915	31	10,737	72

Total	$60,771	100	47,610	100	$13,161	28

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Six months ended June 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$353		$416		$(63)	(15)
Medicare Supplement	20,757		17,842		2,915	16

	21,110	41	18,258	37	2,852	16
Liberty National Exclusive Agency
Limited-benefit plans	6,352		6,214		138	2
Medicare Supplement	155		312		(157)	(50)

	6,507	13	6,526	13	(19)	0
Family Heritage Agency
Limited-benefit plans	17,723		18,384		(661)	(4)
Medicare Supplement	0		0		0	0

	17,723	34	18,384	37	(661)	(4)
American Income Exclusive Agency
Limited-benefit plans	4,143		4,371		(228)	(5)
Medicare Supplement	0		0		0	0

	4,143	8	4,371	9	(228)	(5)
Direct Response
Limited-benefit plans	136		283		(147)	(52)
Medicare Supplement	1,867		1,683		184	11

	2,003	4	1,966	4	37	2
Total First-Year Collected Premium
Limited-benefit plans	28,707	56	29,668	60	(961)	(3)
Medicare Supplement	22,779	44	19,837	40	2,942	15

Total	$51,486	100	$49,505	100	$1,981	4

A discussion of health operations by distribution group follows.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $154 million, representing 36% of Torchmark’s total health premium. Net sales were $23 million, or 38% of Torchmark’s health sales. This agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $143 million. The UA Independent Agency represents approximately 68% of all Torchmark Medicare Supplement premium and 88% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 3%, while total health premium was unchanged. Net sales of these products rose 75% in 2014. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.

The Family Heritage Agency markets primarily limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $23 million in net sales in the first half of 2014, compared with $22 million for the same period in 2013, an increase of 4%. Health premium income was $100 million for the six-month period of 2014, representing 23% of Torchmark’s health premium. This compared with $94 million or 21% of health premium in the prior year period. The producing agent count was 771 agents at June 30, 2014, compared with 695 at December 31, 2013, and 744 at June 30, 2013. The average agent count for the first half of 2014 was 708.

The Liberty National Exclusive Agency represented 26% of all Torchmark health premium income at $114 million in the first six months of 2014. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2014, health premium income in the Agency declined 9% from prior year premium of $125 million. Liberty’s health premium decline has been due primarily to the runoff of a block of discontinued hospital-surgical products and the declining Medicare Supplement block.

Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 15% of health premium in the 2014 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response is also involved in marketing Medicare Part D. On a combined basis, the health net sales of these agencies increased 16% to $7 million in 2014 from $6 million in 2013.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2014		2013		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$434,533	100	$439,751	100	$(5,218)	(1)
Net policy obligations	248,382	57	254,480	58	(6,098)	(2)
Commissions and acquisition expense	86,906	20	85,147	19	1,759	2

Insurance underwriting income before other income and administrative expense	$99,245	23	$100,124	23	$(879)	(1)

Underwriting income for health insurance declined slightly to $99 million or 1% in 2014. As a percentage of health premium, underwriting margins were stable at 23%. The improved benefit ratio was largely a result of normal claim fluctuations.

Medicare Part D, comparing the first six months of 2014 with the first six months of 2013. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is provided through United American. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries which is regulated and partially funded by the Centers for Medicare and Medicaid Services (CMS) for participating private insurers. These products are marketed through our Direct Response unit and to groups through our UA Independent Agency. As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 80% for the entire 2014 contract year. This ratio was 82% for the full year 2013. We describe the differences between the segment analysis and the GAAP operating results in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2013.

Medicare Part D

Selected Financial Information

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Premium (1)	$167,990	$149,809	$18,181	12
Net Sales (2)	51,612	16,940	34,672	205
First-Year Collected Premium (3)	41,334	38,178	3,156	8

(1)	Total Medicare Part D premium excludes the risk-sharing premiums of $35.1 million in 2014 and $14.9 million in 2013 receivable from the CMS consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.
(2)	Net sales for Medicare Part D represents only new first-time enrollees.
(3)	First-year collected premium for Medicare Part D represents only premium collected within the first twelve months from new first-time enrollees.

Medicare Part D premium was $168 million in 2014, compared with $150 million in 2013, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 12%. Net sales rose $35 million, due to an increase in new Part D auto enrollees and an increase in employer group activity.

Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D results in accordance with GAAP are presented in the charts in Note F—Business Segments.

Medicare Part D

Summary of Results

(Dollar amounts in thousands)

	Six months ended June 30,
	2014		2013		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$167,990	100	$149,809	100	$18,181	12
Net policy obligations	135,233	80	125,191	83	10,042	8
Commissions and acquisition expense	14,546	9	8,382	6	6,164	74

Insurance underwriting income before other income and administrative expense	$18,211	11	$16,236	11	$1,975	12

Margins increased 12% in 2014 to $18 million, primarily as a result of the premium increase. Obligation ratios were lower because (1) 2014 premiums were increased to cover higher anticipated non-deferred expenses and (2) 2013 drug rebates received in 2014 were higher than accrued in 2013. Non-deferred acquisition expenses were higher due to the new Affordable Care Act tax, higher costs related to negotiated drug rebates, and higher costs related to the increased volume of enrollees. As a percentage of premium, underwriting margin for the six months totaled 11%.

Management anticipates that Medicare Part D claims may be higher than originally anticipated due to the cost of two Hepatitis C drugs that were approved by the U.S. Food and Drug Administration late in 2013. The cost of these drugs was not included in our 2014 pricing, which was submitted to the CMS in June of 2013, but was required to be covered under all Part D plans as of February, 2014. We expect that Part D margin for the full year 2014 will decline approximately 2% to 3% of premium, resulting in a margin in a range of approximately 8% to 11% of premium, primarily due to the impact of the new Hepatitis C drugs.

Since the Medicare Part D plan is a government-sponsored program, regulatory changes could alter the outlook for this market.

Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first six months of 2014 with the first six months of 2013. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Six months ended June 30,
	2014		2013
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$41,804	2.6	$40,682	2.6
Other employee costs	14,585	0.9	16,935	1.1
Other administrative costs	28,067	1.7	25,605	1.7
Legal expense	5,117	0.3	4,840	0.3

Total insurance administrative expenses	89,573	5.5	88,062	5.7

Parent company expense	4,045		4,927
Stock compensation expense	17,401		12,956
New York Guaranty Fund Assessment	0		1,155
Legal settlement expense	2,337		500

Total operating expenses, per Consolidated Statements of Operations	$113,356		$107,600

Insurance administrative expenses:
Increase (decrease) over prior year	1.7%		9.5%
Total operating expenses:
Increase (decrease) over prior year	5.3%		12.2%

Insurance administrative expenses were up 2% in 2014 when compared with the prior year period. As a percentage of total premium, insurance administrative expenses declined from 5.7% to 5.5%. Total operating expenses rose $6 million or 5%. In 2014, employee costs declined 14% during the period, primarily as a result of decreased pension benefit costs. Stock compensation expense rose 34% to $17 million, primarily as a result of an increase in the market price of Torchmark stock in 2013 and 2014 that resulted in higher grant prices for restricted stock and options, and positive Company performance that caused an increase in the expense related to performance share grants. As described in Note F in the Consolidated Financial Statements, we recorded legal accruals involving non-insurance matters, partially offset by proceeds for investment litigation. Litigation not related to our direct insurance operations is not considered an insurance administrative expense by Torchmark management and is removed from its analysis of core insurance operations in its segment reporting.

Investments (excess investment income), comparing the first six months of 2014 with the first six months of  2013. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note F—Business Segments in the Notes to  the Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $5.9 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Six months ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Net investment income *	$377,981	$367,204	$10,777	3
Required interest on net insurance policy liabilities	(225,728)	(215,030)	(10,698)	5
Financing costs:
Interest on funded debt	(35,528)	(39,029)	3,501	(9)
Interest on short-term debt	(2,558)	(2,676)	118	(4)

Total financing costs	(38,086)	(41,705)	3,619	(9)

Excess investment income	$114,167	$110,469	$3,698	3

Excess investment income per diluted share	$0.85	$0.78	$0.07	9

Average invested assets (at amortized cost)	$13,197,905	$12,732,318	$465,587	4
Average net insurance policy liabilities **	8,138,684	7,738,234	400,450	5
Average debt and preferred securities (at amortized cost)	1,281,317	1,361,229	(79,912)	(6)

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note F - Business Segments.
**	Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2014 period increased 3% to $114 million. On a per share basis, excess investment income increased an even greater 9% as a result of our share purchases over the past 12 months. While excess investment income has been pressured in recent years as a result of the impact that lower interest rates have had on net investment income, it has increased in 2014 as the impact of portfolio turnover has moderated. The increase in excess investment income was also due, in part, to the decline in financing costs related to the August, 2013 maturity and repayment of $94 million principal amount of our 7 3/8% Notes.

Net investment income rose $11 million or 3% in 2014, while average invested assets (with fixed maturities at amortized cost) rose 4% year over year. The effective annual yield on the fixed maturity portfolio was 5.92% in the first six months of 2014, compared with 5.97% a year earlier. The reduction in the average portfolio yield rate was primarily a result of investing new money at rates lower than the portfolio average yield and reinvesting proceeds from bonds that were called or matured in 2013 at yield rates less than the rates we earned on the bonds before they were called or matured. At current new money rates, we would expect to see only modest declines in the average portfolio yield rate over the next few years compared with the larger declines in recent years, as only 1% to 2% of fixed maturities on average are expected to run off each year over the next five years.

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

Net investment income could be negatively affected in future periods due to calls of fixed maturity securities. Fixed maturity securities are more likely to be called in a declining interest-rate environment, as higher-yielding callable securities can often be refinanced at lower prevailing rates. Of our $12.7 billion fixed maturity portfolio at amortized cost as of June 30, 2014, we held $314 million book value of securities with a weighted average yield of 6.29% that are currently callable at the discretion of the issuer without a make-whole provision and $348 million book value of securities with a weighted average yield of 6.53% that become callable over the next three years. Many factors can be involved in an issuer’s decision to call a bond and it is difficult to predict if and when one might be called. If bonds are called, future net investment income would be negatively affected if the average yield on called securities exceeds prevailing new money rates.

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

Required interest on net insurance policy liabilities increased $11 million or 5% to $226 million. The increase in required interest correlated with the 5% growth in average net interest-bearing insurance policy liabilities.

Financing costs declined 9% or $4 million to $38 million, as a result of a decline in interest cost from the previously mentioned maturity of our $94 million 7 3/8% Notes in August, 2013. More information concerning debt can be found in the Capital Resources section of this report.

Investments (acquisitions), comparing the first six months of 2014 with the first six months of 2013. Torchmark’s investment policy calls for investing in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is generally invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the six months ended June 30,
	2014	2013
Cost of acquisitions:
Investment-grade corporate securities	$319	$688
Other	7	4

Total fixed-maturity acquisitions	$326	$692

Effective annual yield *	5.00%	4.21%

Average life, in years to:
Next call	23.0	26.3
Maturity	23.2	26.5
Average rating	BBB	BBB+

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade. While the BBB average rating for 2014 purchases is lower than the A- to BBB+ average in recent years, the weighted average was just below BBB+, and the investment-grade bonds acquired meet our long-standing credit criteria.

Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2014 was as follows:

Invested Assets At June 30, 2014

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$12,699	96%
Equities (at cost)	1	0
Policy loans	458	4
Other long-term investments	12	0
Short-term investments	49	0

Total	$13,219	100%

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at June 30, 2014.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value
Corporates	$10,359	$1,360	$(81)	$11,638	82	82
Redeemable preferred stock	497	52	(6)	543	4	4
Municipals	1,278	133	(2)	1,409	10	10
Government-sponsored enterprises	350	0	(30)	320	2	2
Governments & agencies	116	1	(2)	115	1	1
Residential mortgage-backed*	6	0	0	6	0	0
Collateralized debt obligations	65	8	(7)	66	1	1
Other asset-backed securities	28	3	0	31	0	0

Total fixed maturities	$12,699	$1,557	$(128)	$14,128	100	100

*	Includes GNMA’s

At June 30, 2014, fixed maturities had a fair value of $14.1 billion, compared with $12.9 billion at December 31, 2013. The net unrealized gain position in the fixed-maturity portfolio increased from a net gain of $390 million at December 31, 2013 to a net gain of $1.4 billion at June 30, 2014, as a result of a decrease in market interest rates. The June 30, 2014 net unrealized gain consisted of gross unrealized gains of $1.6 billion offset by $128 million of gross unrealized losses, compared with the December, 2013 net unrealized gain which consisted of a gross unrealized gain of $801 million and a gross unrealized loss of $411 million.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at June 30, 2014.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized	Fair
					Cost	Value
Financial - Life/Health/PC Insurance	$1,745	$255	$(6)	$1,994	14%	14%
Financial - Bank	706	80	(7)	779	6	6
Financial - Other	601	80	(9)	672	5	5

Subtotal Financial	3,052	415	(22)	3,445	25	25

Utilities	2,251	311	(17)	2,545	18	18
Energy	1,446	224	(6)	1,664	11	12
Government (US, municipal, and foreign)	1,744	134	(34)	1,844	14	13
Basic Materials	1,003	101	(4)	1,100	8	8
Consumer, Non-cyclical	813	98	(9)	902	6	6
Other Industrials	808	85	(12)	881	6	6
Communications	547	71	(6)	612	4	4
Transportation	560	64	(10)	614	4	4
Consumer, Cyclical	404	46	(1)	449	3	3
Collateralized debt obligations	65	8	(7)	66	1	1
Mortgage-backed Securities	6	0	0	6	0	0

Total fixed maturities	$12,699	$1,557	$(128)	$14,128	100%	100%

At June 30, 2014, approximately 43% of the fixed-maturity assets at amortized cost and fair value were in the financial and utility sectors. The balance of the portfolio is spread among 398 issuers in a wide variety of sectors. The financial sector had a net unrealized gain of $393 million at June 30, 2014, compared with a gain of $180 million at December 31, 2013. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at June 30, 2014 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$759	6	$752	5
AA	1,306	10	1,455	10
A	3,755	30	4,295	31
BBB+	2,441	19	2,731	19
BBB	2,973	24	3,339	24
BBB-	902	7	996	7

Investment grade	12,136	96	13,568	96

Below investment grade:
BB	334	2	338	2
B	100	1	100	1
Below B	129	1	122	1

Below investment grade	563	4	560	4

	$12,699	100	$14,128	100

Of the $12.7 billion of fixed maturities at amortized cost as of June 30, 2014, $12.1 billion or 96% were investment grade with an average rating of A-. Below-investment-grade bonds were $563 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 16% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of June 30, 2014. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2013.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first six months of 2014 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2013	$566
Downgrades by rating agencies	16
Upgrades by rating agencies	(18)
Disposals	(3)
Amortization and other	2

Balance as of June 30, 2014	$563

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposure to European Sovereign debt consisting of $10 million in German bonds.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At	At	At
	June 30,	December 31,	June 30,
	2014	2013	2013
Average annual effective yield (1)	5.91%	5.91%	5.93%
Average life, in years, to:
Next call (2)	18.1	18.3	18.4
Maturity (2)	21.1	21.5	21.7
Effective duration to:
Next call (2), (3)	10.8	10.4	10.5
Maturity (2), (3)	12.0	11.7	11.8

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first six months of 2014 with the first six months of 2013. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Six months ended June 30,
	2014		2013
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$10,975	$0.08	$(1,233)	$(0.01)
Investments called or tendered	202	0.00	2,184	0.02
Real estate:
Sold	0	0.00	16	0.00
Other-than-temporary impairments	0	0.00	(1,741)	(0.02)
Other investments	0	0.00	850	0.01

Total	$11,177	$0.08	$76	$0.00

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first six months of 2014, the Parent Company received $193 million of cash dividends from subsidiaries, compared with $221 million in 2013. For the full year 2014, cash dividends from subsidiaries are expected to total approximately $479 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At June 30, 2014, the Parent Company had $47 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. As of July 16, 2014, we entered into a new credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million. This facility replaces our previous facility that had a maximum limitation of $600. Up to $250 million in letters of credit can be issued against the new facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The facility terminates July 16, 2019. In accordance with the agreement, we are subject to certain covenants regarding capitalization, as was the case with our previous credit facility. As of June 30, 2014, we were in full compliance with the covenants of both facilities.

Short-term debt consists of our commercial paper outstanding as noted above. The following table presents certain information about our commercial paper borrowings.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	At	At	At
	June 30,	December 31,	June 30,
	2014	2013	2013
Balance at end of period (par value)	$275.0	$229.1	$255.0
Annualized interest rate	.24%	.30%	.33%
Letters of credit outstanding	$198.0	$198.0	$198.0
Remaining amount available under credit line	$127.0	$172.9	$147.0

	For the six months ended
	June 30,	June 30,
	2014	2013
Average balance outstanding during period (par value)	$290.1	$277.3
Daily-weighted average interest rate (annualized)	.23%	.32%
Maximum daily amount outstanding during period (par value)	$335.0	$314.0

Our balance of commercial paper outstanding at June 30, 2014 was $275 million compared with $229 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the six-month periods ended June 30, 2014 and 2013.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $419 million in the first six months of 2014, compared with $492 million in the same period of 2013. In addition to cash inflows from operations, our companies have received $47 million in investment calls and tenders and $61 million in scheduled maturities or repayments during the 2014 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $94 million at June 30, 2014, compared with $114 million at December 31, 2013. In addition to these liquid assets, the entire $14.1 billion (fair value at June 30, 2014) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

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

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $991 million at June 30, 2014, as it also was at December 31, 2013. An analysis of long-term debt issues outstanding is as follows at June 30, 2014.

Long Term Debt at June 30, 2014

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Senior Notes	2016	6.375%		$250.0	$249.0	$274.8
Senior Notes	2019	9.250		292.7	290.4	376.3
Senior Notes (1)	2022	3.800		150.0	147.5	153.5
Notes	2023	7.875		165.6	163.7	213.8
Junior Subordinated Debentures	2052	5.875		125.0	120.9	123.0
Junior Subordinated Debentures	2036	3.531	(2)	20.0	20.0	20.0

Total long-term debt				$1,003.3	$991.5	$1,161.4

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.

As previously noted under the caption Highlights in this report, we acquired 3.7 million of our outstanding common shares under our share repurchase program during the first six months of 2014. These shares were acquired at a cost of $190 million (average of $51.63 per share), compared with purchases of 4.6 million shares at a cost of $180 million in the first six months of 2013.

Shareholders’ equity was $4.5 billion at June 30, 2014. This compares with $3.8 billion at December 31, 2013 and at June 30, 2013. During the six months since December 31, 2013, shareholders’ equity was increased by $671 million of after-tax unrealized gains in the fixed-maturity portfolio, as interest rates have declined over the period. Net income added another $264 million for the six months, but the share purchases of $238 million noted above during the period reduced shareholders’ equity.

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

Selected Financial Data

	At June 30, 2014		At December 31, 2013		At June 30, 2013
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities (millions)	$14,128	$1,429	$12,879	$390	$12,863	$652
Deferred acquisition costs (millions) (2)	3,398	(18)	3,338	(10)	3,263	(15)
Total assets (millions)	19,652	1,411	18,192	380	18,141	637
Short-term debt (millions)	275	0	229	0	349	0
Long-term debt (millions)	991	0	991	0	990	0
Shareholders’ equity (millions)	4,509	917	3,776	247	3,822	414

Book value per diluted share	33.93	6.91	27.66	1.81	27.46	2.98
Debt to capitalization (3)	21.9%	(4.1)%	24.4%	(1.3)%	25.9%	(2.3)%

Diluted shares outstanding (thousands)	132,897		136,537		139,201
Actual shares outstanding (thousands)	131,032		134,252		137,390

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
(2)	Includes the value of insurance purchased.
(3)	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.9 times in the 2014 six months, compared with 9.8 times in the 2013 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2014.

Item 4. Controls and Procedures

Torchmark, under the direction of the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Torchmark in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Torchmark’s management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal quarter completed June 30, 2014, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended June 30, 2014, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously disclosed in filings with the Securities and Exchange Commission (SEC), on September 23, 2009, purported class action litigation was filed against American Income Life Insurance Company in the Superior Court of San Bernardino County, California (Hoover v. American Income Life Insurance Company, Case No. CIVRS 910758). The plaintiffs, former insurance sales agents of American Income who sued on behalf of all current and former American Income sales agents in California for the four year period prior to the filing of the litigation, asserted that American Income’s agents are employees, not independent contractors as they are classified by American Income. They alleged failure to indemnify and reimburse for business expenses as well as failure to pay all wages due upon termination in violation of the California Labor Code; failure to pay minimum wages in violation of the California Industrial Welfare Commission Wage Order No. 4-2001, originally and as amended; and unfair business practices in violation of the California Business and Professions Code §§17200, et seq. They sought, in a jury trial, reimbursement for business expenses and indemnification for losses, payment of minimum wages for their training periods, payment of moneys due immediately upon termination under the California Labor Code, disgorgement of profits resulting from unfair and unlawful business practices, and injunctive relief granting employee status to all of American Income’s California agents. On October 29, 2009, American Income filed a motion seeking to remove this litigation from the Superior Court in San Bernadino County to the U.S. District Court for the Central District of California, Eastern Division. The U.S. District Court remanded the case without prejudice to the Superior Court and denied American Income’s motion to dismiss on December 15, 2009. On January 19, 2010, American Income filed a motion to dismiss which was denied by the Superior Court after a hearing held on March 16, 2010. On September 20, 2010, American Income again filed a motion to remove the case to federal court based upon jurisdictional grounds that had not been available previously.

American Income’s motion was not successful, however, and the case was remanded back to Superior Court. On January 12, 2011, the Superior Court denied American Income’s motion to exercise the arbitration clauses of those agent contracts that contain them. American Income appealed that denial to the Court of Appeal. On May 16, 2012, the Court of Appeal affirmed the Superior Court’s denial with respect to named plaintiff Hoover. American Income petitioned the California Supreme Court for a review of this decision and the Supreme Court denied the petition on September 12, 2012. After discovery and mediation of the matter, the parties entered into a confidential settlement agreement of the litigation on May 27, 2014.

Torchmark subsidiaries are currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty-seven various states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any liability. The audits are wide-ranging and seek large amounts of data regarding claims handling, procedures, and payments of contract benefits arising from unreported death claims. No estimate of range can be made at this time for loss contingencies related to possible administrative penalties or amounts that could be payable to the states for the escheatment of abandoned property.

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	879,414	$52.07	879,414
May 1-31, 2014	916,177	53.56	916,177
June 1-30, 2014	326,211	54.63	326,211

At its August 6, 2014 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended June 30, 2014

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 8, 2014	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 8, 2014	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 8, 2014	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer