Form 10-Q
period 2014-09-30
TORCHMARK CORP
filed 2014-11-07
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐              No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 27, 2014
Common Stock, $1.00 Par Value	128,643,163

Index of Exhibits (Page 58).

Total number of pages included are 59.

TORCHMARK CORPORATION

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30, 2014	December 31, 2013 *
Assets	(Unaudited)

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2014–$12,728,196 ; 2013–$12,488,875)	$14,153,044	$12,879,133
Equity securities, at fair value (cost: 2014–$776 ; 2013–$875)	1,417	1,884
Policy loans	464,999	448,887
Other long-term investments	11,613	13,207
Short-term investments	79,097	76,890

Total investments	14,710,170	13,420,001

Cash	66,998	36,943
Accrued investment income	211,250	200,038
Other receivables	499,876	331,103
Deferred acquisition costs	3,433,890	3,337,649
Goodwill	441,591	441,591
Other assets	506,732	424,419

Total assets	$19,870,507	$18,191,744

Liabilities and Shareholders’ Equity

Liabilities:
Future policy benefits	$11,638,992	$11,256,155
Unearned and advance premiums	74,202	74,174
Policy claims and other benefits payable	227,421	223,380
Other policyholders’ funds	96,558	94,286

Total policy liabilities	12,037,173	11,647,995
Current and deferred income taxes payable	1,695,854	1,285,574
Other liabilities	325,458	261,898
Short-term debt	290,422	229,070
Long-term debt (fair value: 2014–$1,144,199 ; 2013–$1,131,391)	991,808	990,865

Total liabilities	15,340,715	14,415,402

Shareholders’ equity:
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2014 and in 2013	0	0
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2014–139,218,183 issued, less 9,950,088 held in treasury and 2013–151,218,183 issued, less 16,965,802 held in treasury)	139,218	151,218
Additional paid-in capital	460,022	462,058
Accumulated other comprehensive income (loss)	882,827	210,981
Retained earnings	3,443,803	3,495,533
Treasury stock, at cost	(396,078)	(543,448)

Total shareholders’ equity	4,529,792	3,776,342

Total liabilities and shareholders’ equity	$19,870,507	$18,191,744

*	Derived from audited financial statements

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Life premium	$491,724	$470,936	$1,472,734	$1,416,859
Health premium	293,879	279,948	931,533	884,403
Other premium	112	114	334	401

Total premium	785,715	750,998	2,404,601	2,301,663
Net investment income	182,101	176,656	545,978	531,459
Realized investment gains (losses)	(1,483)	4,459	15,713	9,143
Other-than-temporary impairments	0	0	0	(2,678)
Other income	668	676	1,812	1,757

Total revenue	967,001	932,789	2,968,104	2,841,344

Benefits and expenses:
Life policyholder benefits	328,116	305,931	972,484	921,921
Health policyholder benefits	196,901	199,983	673,173	638,971
Other policyholder benefits	10,515	10,869	31,599	32,393

Total policyholder benefits	535,532	516,783	1,677,256	1,593,285
Amortization of deferred acquisition costs	103,834	98,444	313,128	302,646
Commissions, premium taxes, and non-deferred acquisition costs	63,636	53,791	185,034	166,490
Other operating expense	55,402	53,245	168,758	160,845
Interest expense	19,033	19,676	57,119	61,381

Total benefits and expenses	777,437	741,939	2,401,295	2,284,647

Income before income taxes	189,564	190,850	566,809	556,697

Income taxes	(57,152)	(58,728)	(170,618)	(171,042)

Net income	$132,412	$132,122	$396,191	$385,655

Basic net income per share	$1.02	$0.97	$3.01	$2.78

Diluted net income per share	$1.00	$0.95	$2.97	$2.75

Dividends declared per common share	$0.13	$0.11	$0.38	$0.34

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$132,412	$132,122	$396,191	$385,655

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(2,627)	(152,039)	1,057,710	(1,077,967)
Reclassification adjustment for (gains) losses on securities included in net income	1,261	(4,520)	(15,935)	(7,871)
Reclassification adjustment for amortization of (discount) and premium	(2,354)	(1,478)	(6,898)	(4,939)
Foreign exchange adjustment on securities recorded at fair value	(523)	(4,097)	(654)	6,036

Unrealized gains (losses) on securities	(4,243)	(162,134)	1,034,223	(1,084,741)
Unrealized gains (losses) on other investments	63	1,754	2,766	(1,115)

Total unrealized investment gains (losses)	(4,180)	(160,380)	1,036,989	(1,085,856)
Less applicable taxes	1,478	56,150	(362,872)	381,262

Unrealized investment gains (losses), net of tax	(2,702)	(104,230)	674,117	(704,594)
Unrealized gains (losses) attributable to deferred acquisition costs	693	2,565	(6,580)	13,128
Less applicable taxes	(243)	(898)	2,303	(4,595)

Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	450	1,667	(4,277)	8,533
Foreign exchange translation adjustments, other than securities	(6,650)	4,138	(4,642)	(1,698)
Less applicable taxes	2,084	(1,324)	1,334	686

Foreign exchange translation adjustments, other than securities, net of tax	(4,566)	2,814	(3,308)	(1,012)
Pension adjustments	2,571	4,605	8,176	13,756
Less applicable taxes	(900)	(1,613)	(2,862)	(4,815)

Pension adjustments, net of tax	1,671	2,992	5,314	8,941

Other comprehensive income (loss)	(5,147)	(96,757)	671,846	(688,132)

Comprehensive income (loss)	$127,265	$35,365	$1,068,037	$(302,477)

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash provided from operations	$644,398	$771,143

Cash provided from (used for) investment activities:
Long-term investments sold or matured:
Fixed maturities available for sale—sold	56,447	78,751
Fixed maturities available for sale—matured, called, and repaid	217,929	453,216
Equity securities	700	14,000
Other long-term investments	70	67

Total long-term investments sold or matured	275,146	546,034

Long-term investments acquired:
Fixed maturities	(499,950)	(792,562)
Other long-term investments	0	(571)

Total long-term investments acquired	(499,950)	(793,133)

Net increase in policy loans	(16,112)	(17,817)
Net (increase) decrease in short-term investments	(2,207)	(41,128)
Net change in payable or receivable for securities	0	(43,989)
Disposition of properties	54	557
Additions to properties	(14,482)	(4,364)
Investment in low-income housing interests	(39,279)	(34,463)

Cash used for investment activities	(296,830)	(388,303)

Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	39,557	73,122
Repayment of 7.375% Notes	0	(94,050)
Net borrowings (repayments) of commercial paper	61,352	2,840
Excess tax benefit from stock option exercises	12,484	14,669
Acquisition of treasury stock	(342,084)	(342,820)
Cash dividends paid to shareholders	(48,628)	(45,487)
Net receipts (withdrawals) from deposit-type products	(49,431)	(16,734)

Cash provided by (used for) financing activities	(326,750)	(408,460)

Effect of foreign exchange rate changes on cash	9,237	2,702

Net increase (decrease) in cash	30,055	(22,918)
Cash at beginning of year	36,943	61,710

Cash at end of period	$66,998	$38,792

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note A—Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at September 30, 2014, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2014 and 2013. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed on February 28, 2014.

Note B—Earnings Per Share

Stock Split: Torchmark declared a three-for-two stock split paid in the form of a 50% stock dividend on all of the Company’s outstanding common stock, having a record date of June 2, 2014. On July 1, 2014, the payment date, holders of Torchmark common stock received one additional share of stock for every two shares held. Upon completion of the transaction, Torchmark had 139,218,183 shares issued at a par value of $1 per share and 131,031,843 shares outstanding after giving effect to the purchase of $26 thousand in fractional shares on July 1, 2014. Shareholders’ equity component amounts as of December 31, 2013 were retrospectively adjusted to reflect this stock dividend. All share and per share amounts have been adjusted to reflect this stock split for all periods presented in these consolidated financial statements.

A reconciliation of basic and diluted weighted-average shares outstanding is as follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	129,969,902	136,903,754	131,529,818	138,509,957
Weighted average dilutive options outstanding	1,907,303	2,106,307	1,901,522	1,977,579

Diluted weighted average shares outstanding	131,877,205	139,010,061	133,431,340	140,487,536

Antidilutive shares	0	0	0	52,500

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans

The following tables present a summary of post-retirement benefit costs by component.

Components of Post-Retirement Benefit Costs

	Three Months ended September 30,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$3,231	$3,746	$25	$69
Interest cost	4,695	4,260	(63)	258
Expected return on assets	(4,768)	(4,357)	0	0
Amortization:
Prior service cost	529	569	0	0
Actuarial (gain) loss	2,035	4,060	3	74
Actuarial valuation adjustment	0	0	460	0
Direct recognition of expense	131	0	114	0

Net periodic benefit cost	$5,853	$8,278	$539	$401

	Nine Months ended September 30,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$9,694	$11,238	$74	$271
Interest cost	14,333	12,783	234	775
Expected return on assets	(14,273)	(13,072)	0	0
Amortization:
Prior service cost	1,586	1,707	0	0
Actuarial (gain)/loss	6,127	12,184	3	149
Actuarial valuation adjustment	0	0	460	0
Direct recognition of expense	131	0	10	0

Net periodic benefit cost	$17,598	$24,840	$781	$1,195

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans (continued)

The following chart presents assets at fair value for the defined-benefit pension plans at September 30, 2014 and the prior-year end.

Pension Assets by Component

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Corporate debt	$165,079	52	$147,445	51
Other fixed maturities	277	0	267	0
Equity securities	123,690	39	115,287	38
Short-term investments	10,403	3	13,318	5
Guaranteed annuity contract	14,934	5	13,769	5
Other	3,706	1	1,667	1

Total	$318,089	100	$291,753	100

The liability for the funded defined-benefit pension plans was $342 million at September 30, 2014 and $322 million at December 31, 2013. Cash contributions of $12.8 million were made to the qualified pension plans during the nine months ended September 30, 2014. Torchmark does not expect to make further cash contributions to these plans during 2014. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At September 30, 2014, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $70 million, compared with $66 million at year-end 2013. Since this plan is non-qualified, the values of the insurance policies and investments are recorded as other assets in the Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the non-qualified pension plan was $61 million at September 30, 2014 and $58 million at December 31, 2013.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments

Portfolio Composition:

A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at September 30, 2014 is as follows.

Portfolio Composition as of September 30, 2014

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$367,261	$310	$(21,059)	$346,512	2%
States, municipalities, and political subdivisions	1,277,882	147,783	(1,438)	1,424,227	10
Foreign governments	32,441	939	(1)	33,379	0
Corporates	10,455,610	1,334,690	(83,030)	11,707,270	83
Collateralized debt obligations	66,889	4,313	(8,352)	62,850	1
Other asset-backed securities	30,996	3,033	(31)	33,998	0
Redeemable preferred stocks	497,117	53,677	(5,986)	544,808	4

Total fixed maturities	12,728,196	1,544,745	(119,897)	14,153,044	100%

Equity securities	776	641	0	1,417

Total fixed maturities and equity securities	$12,728,972	$1,545,386	$(119,897)	$14,154,461

*	At fair value

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at September 30, 2014 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$208,876	$213,937
Due from one to five years	507,648	571,735
Due from five to ten years	928,917	1,014,462
Due from ten to twenty years	3,480,370	3,953,820
Due after twenty years	7,501,878	8,299,386
Mortgage-backed and asset-backed securities	100,507	99,704

	$12,728,196	$14,153,044

Selected information about sales of fixed maturities is as follows.

For the nine months ended September 30,
	2014	2013
Proceeds from sales	$56,447	$78,751
Gross realized gains	16,473	4,310
Gross realized losses	(1,701)	(788)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:

The following table represents assets measured at fair value on a recurring basis.

Fair Value Measurements at September 30, 2014 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$346,512	$0	$346,512
States, municipalities, and political subdivisions	0	1,424,227	0	1,424,227
Foreign governments	0	33,379	0	33,379
Corporates	51,852	11,150,849	504,569	11,707,270
Collateralized debt obligations	0	0	62,850	62,850
Other asset-backed securities	0	33,998	0	33,998
Redeemable preferred stocks	23,073	521,735	0	544,808

Total fixed maturities	74,925	13,510,700	567,419	14,153,044
Equity securities	584	0	833	1,417

Total fixed maturities and equity securities	$75,509	$13,510,700	$568,252	$14,154,461

Percent of total	0.5%	95.5%	4.0%	100.0%

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).

Analysis of Changes in Fair Value Measurements Using

Significant Unobservable Inputs (Level 3)

	For the nine months ended September 30, 2014
	Asset- backed securities	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2014	$0	$58,205	$300,300	$776	$359,281
Total gains or losses:
Included in realized gains/losses	0	15,924	1	0	15,925
Included in other comprehensive income	0	3,929	19,667	57	23,653
Acquisitions	0	0	186,365	0	186,365
Sales	0	(16,049)	(1)	0	(16,050)
Amortization	0	4,072	10	0	4,082
Other (2)	0	(3,231)	(1,773)	0	(5,004)
Transfers in and/or out of Level 3 (3)	0	0	0	0	0

Balance at September 30, 2014	$0	$62,850	$504,569	$833	$568,252

Percent of total fixed maturity and equity securities	0.0%	0.4%	3.6%	0.0%	4.0%

	For the nine months ended September 30, 2013
	Asset- backed securities	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2013	$7,981	$46,571	$231,072	$739	$286,363
Total gains or losses:
Included in realized gains/losses	0	0	0	0	0
Included in other comprehensive income	426	3,173	(13,613)	37	(9,977)
Acquisitions	0	0	65,507	0	65,507
Sales	0	0	0	0	0
Amortization	(57)	3,329	3	0	3,275
Other (2)	0	0	(759)	0	(759)
Transfers in and/or out of Level 3 (3)	(8,350)	0	(42,455)	0	(50,805)

Balance at September 30, 2013	$0	$53,073	$239,755	$776	$293,604

Percent of total fixed maturity and equity securities	0.0%	0.4%	1.9%	0.0%	2.3%

(1)	Includes redeemable preferred stocks.
(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3)	Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:

During the first quarter of 2013, Torchmark wrote down investment real estate in the amount of $2.7 million pretax ($1.7 million after tax) because of other-than-temporary impairment. There were no additional other-than-temporary impairments during the nine-month periods ended September 30, 2014 or 2013.

Unrealized Loss Analysis:

The following table discloses unrealized investment losses by class of investment at September 30, 2014 for the period of time in a loss position. Torchmark considers these investments not to be other-than-temporarily impaired.

Analysis of Gross Unrealized Investment Losses

At September 30, 2014

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$15,478	$(229)	$301,161	$(20,830)	$316,639	$(21,059)
States, municipalities and political subdivisions	10,847	(253)	35,852	(1,185)	46,699	(1,438)
Foreign governments	834	(1)	0	0	834	(1)
Corporates	767,413	(12,446)	1,058,596	(70,584)	1,826,009	(83,030)
Collateralized debt obligations	0	0	12,107	(8,352)	12,107	(8,352)
Other asset-backed securities	0	0	2,852	(31)	2,852	(31)
Redeemable preferred stocks	9,962	(38)	60,045	(5,948)	70,007	(5,986)

Total fixed maturities	804,534	(12,967)	1,470,613	(106,930)	2,275,147	(119,897)
Equity securities	0	0	0	0	0	0

Total fixed maturities and equity securities	$804,534	$(12,967)	$1,470,613	$(106,930)	$2,275,147	$(119,897)

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Additional information about investments in an unrealized loss position is as follows.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of September 30, 2014	133	267	400
As of December 31, 2013	462	130	592

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,604 issues at September 30, 2014 and 1,619 issues at December 31, 2013. The weighted average quality rating of all unrealized loss positions as of September 30, 2014 was A-. Although Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2014 and 2013.

Components of Accumulated Other Comprehensive Income

	For the three months ended September 30, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2014	$933,015	$(11,455)	$26,124	$(59,710)	$887,974
Other comprehensive income (loss) before reclassifications, net of tax	(1,991)	450	(4,566)	2	(6,105)
Reclassifications, net of tax	(711)	0	0	1,669	958

Other comprehensive income (loss)	(2,702)	450	(4,566)	1,671	(5,147)

Balance at September 30, 2014	$930,313	$(11,005)	$21,558	$(58,039)	$882,827

	For the three months ended September 30, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2013	$424,003	$(9,551)	$22,782	$(103,334)	$333,900
Other comprehensive income (loss) before reclassifications, net of tax	(100,348)	1,667	2,814	0	(95,867)
Reclassifications, net of tax	(3,882)	0	0	2,992	(890)

Other comprehensive income (loss)	(104,230)	1,667	2,814	2,992	(96,757)

Balance at September 30, 2013	$319,773	$(7,884)	$25,596	$(100,342)	$237,143

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Components of Accumulated Other Comprehensive Income

	For the nine months ended September 30, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2014	$256,196	$(6,728)	$24,866	$(63,353)	$210,981
Other comprehensive income (loss) before reclassifications, net of tax	688,958	(4,277)	(3,308)	299	681,672
Reclassifications, net of tax	(14,841)	0	0	5,015	(9,826)

Other comprehensive income (loss)	674,117	(4,277)	(3,308)	5,314	671,846

Balance at September 30, 2014	$930,313	$(11,005)	$21,558	$(58,039)	$882,827

	For the nine months ended September 30, 2013
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2013	$1,024,367	$(16,417)	$26,608	$(109,283)	$925,275
Other comprehensive income (loss) before reclassifications, net of tax	(697,480)	8,533	(1,012)	0	(689,959)
Reclassifications, net of tax	(7,114)	0	0	8,941	1,827

Other comprehensive income (loss)	(704,594)	8,533	(1,012)	8,941	(688,132)

Balance at September 30, 2013	$319,773	$(7,884)	$25,596	$(100,342)	$237,143

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2014 and 2013.

Reclassification Adjustments

	Three months ended September 30,		Nine months ended September 30,		Affected line items in the Statement of Operations
	2014	2013	2014	2013
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$1,261	$(4,520)	$(15,935)	$(7,871)	Realized investment gains (losses)
Amortization of (discount) premium	(2,354)	(1,478)	(6,898)	(4,939)	Net investment income

Total before tax	(1,093)	(5,998)	(22,833)	(12,810)
Tax	382	2,116	7,992	5,696	Income Taxes

Total after tax	(711)	(3,882)	(14,841)	(7,114)
Pension adjustments:
Amortization of prior service cost	529	569	1,586	1,707	Other operating expenses
Amortization of actuarial gain (loss)	2,038	4,036	6,130	12,049	Other operating expenses

Total before tax	2,567	4,605	7,716	13,756
Tax	(898)	(1,613)	(2,701)	(4,815)	Income Taxes

Total after tax	1,669	2,992	5,015	8,941

Total reclassifications (after tax)	$958	$(890)	$(9,826)	$1,827

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These quarterly risk-sharing adjustments are removed in the segment analysis because the actual contract payments are based upon the experience of the full contract year, not the experience of interim periods. Generally, Torchmark expects its benefit ratio to be in line with pricing and generally does not expect to receive any government risk-sharing premium. Total premiums and benefits were the same for segment reporting purposes as they were under GAAP in 2013. For the year 2014, due to unexpected claims on Hepatitis C drugs, Torchmark expects its benefit ratio to exceed pricing and expects to receive government risk sharing premium. Total premiums and benefits for the full year 2014 are still anticipated to be the same under this alternative method as under GAAP. The Company’s presentation results in the underwriting margin percentage of each interim period reflecting the expected margin percentage for the full year.

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows.

	Nine months ended
	September 30,
	2014	2013
Benefit costs deferred	$45,382	$21,279
Government risk-sharing premium adjustment	(28,532)	(8,706)

Pre-tax addition to segment interim period income	$16,850	$12,573

After tax amount	$10,952	$8,172

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

	Nine months ended
	September 30,
	2014	2013	% Change
Premium per segment analysis:
Medicare Part D premium	$258,243	$226,779	14
Other health premium	644,758	648,918	(1)
Part D risk sharing adjustment	28,532	8,706	228

Health premium per Consolidated Statements of Operations	$931,533	$884,403	5

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

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

During the first nine months of 2014, Torchmark accrued for certain litigation in the net amount of $3.7 million ($2.4 million after tax) that were not directly related to its insurance operations. Additionally, Torchmark received $1.3 million ($853 thousand after tax) in settlement of litigation regarding investments. Also in 2014, the Company recorded $8.2 million in administrative settlements ($5.3 million after tax) related to benefits paid for deaths occurring in prior years where claims had not been filed. These administrative settlements were included in “Policyholder benefits” in the Consolidated Statements of Operations in 2014.

During the first nine months of 2013, Torchmark incurred four non-operating charges: (1) a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax), resulting from events in years prior to 2012, (2) a legal settlement related to a non-insurance matter in the amount of $500 thousand ($325 thousand after tax), (3) the settlement of a litigation matter related to prior years in the amount of $8.6 million ($5.6 million after tax), and (4) a one-time adjustment related to the finalization of accounting for the insurance assets and liabilities of the Family Heritage Life Insurance Company of America (Family Heritage) acquisition which closed on November 1, 2012. The Family Heritage adjustment increased after-tax earnings in the amount of $522 thousand. With the exception of the administrative settlements in the paragraph above, all of these items are included in “Other operating expense” in the Consolidated Statements of Operations for the appropriate year. The Company removes items related to prior years and non-operating items such as these from its segment analysis because management does not view such expenses as part of its ongoing core insurance operating results.

The following tables total the components of Torchmark’s operating segments and reconcile these operating results to its pretax income and each significant line item in its Consolidated Statements of Operations.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the nine months ended September 30, 2014
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,472,734	$644,758	$258,243	$334			$28,532	(1)	$2,404,601
Net investment income					$567,569		(21,591	)(4)	545,978
Other income						$1,990	(178	)(3)	1,812

Total revenue	1,472,734	644,758	258,243	334	567,569	1,990	6,763		2,952,391
Expenses:
Policy benefits	964,305	414,607	213,184	31,599			53,561	(1,6)	1,677,256
Required interest on:
Policy reserves	(395,595)	(48,018)	0	(41,576)	485,189				0
Deferred acquisition costs	125,758	16,823	534	1,120	(144,235)				0
Amortization of acquisition costs	251,954	53,088	2,127	5,959					313,128
Commissions, premium taxes, and non-deferred acquisition costs	105,724	59,787	19,664	37			(178	)(3)	185,034
Insurance administrative expense (2)						134,918	2,337	(5)	137,255
Parent expense						6,284			6,284
Stock compensation expense						25,219			25,219
Interest expense					57,119				57,119

Total expenses	1,052,146	496,287	235,509	(2,861)	398,073	166,421	55,720		2,401,295

Subtotal	420,588	148,471	22,734	3,195	169,496	(164,431)	(48,957)		551,096
Nonoperating items							27,366	(1,5,6)	27,366
Amortization of low-income housing							21,591	(4)	21,591

Measure of segment profitability (pretax)	$420,588	$148,471	$22,734	$3,195	$169,496	$(164,431)	$0		600,053

Deduct applicable income taxes									(196,288)

Segment profits after tax									403,765
Add back income taxes applicable to segment profitability									196,288
Add (deduct) realized investment gains (losses)									15,713
Deduct Part D adjustment (1)									(16,850)
Deduct amortization of low-income housing (4)									(21,591)
Deduct legal settlement expenses (5)									(2,337)
Deduct administrative settlements (6)									(8,179)

Pretax income per Consolidated Statement of Operations									$566,809

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(5)	Legal settlement expenses.
(6)	Administrative settlements.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

NOTE F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations *

	For the nine months ended September 30, 2013
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,416,859	$648,918	$226,779	$401			$8,706	(1)	$2,301,663
Net investment income					$550,015		(18,556	)(4)	531,459
Other income						$1,970	(213	)(3)	1,757

Total revenue	1,416,859	648,918	226,779	401	550,015	1,970	(10,063)		2,834,879
Expenses:
Policy benefits	921,921	420,251	188,816	32,393			29,904	(1,6)	1,593,285
Required interest on:
Policy reserves	(379,163)	(44,602)	0	(43,298)	467,063				0
Deferred acquisition costs	123,599	17,006	497	1,399	(142,501)				0
Amortization of acquisition costs	243,259	52,139	1,912	6,855			(1,519	)(7)	302,646
Commissions, premium taxes, and non-deferred acquisition costs	99,398	57,025	10,234	46			(213	)(3)	166,490
Insurance administrative expense (2)						133,080	1,155	(5)	134,235
Parent expense						6,734	500	(6)	7,234
Stock compensation expense						19,376			19,376
Interest expense					61,381				61,381

Total expenses	1,009,014	501,819	201,459	(2,605)	385,943	159,190	29,827		2,284,647

Subtotal	407,845	147,099	25,320	3,006	164,072	(157,220)	(39,890)		550,232
Nonoperating items							21,334	(1,5,6,7)	21,334
Amortization of low-income housing							18,556	(4)	18,556

Measure of segment profitability (pretax)	$407,845	$147,099	$25,320	$3,006	$164,072	$(157,220)	$0		590,122

Deduct applicable income taxes									(193,109)

Segment profits after tax									397,013
Add back income taxes applicable to segment profitability									193,109
Add (deduct) realized investment gains (losses)									6,465
Deduct Part D adjustment (1)									(12,573)
Deduct amortization of low-income housing (4)									(18,556)
Deduct Guaranty Fund Assessment (5)									(1,155)
Deduct legal settlement expenses (6)									(9,125)
Add Family Heritage Life acquisition adjustments (7)									1,519

Pretax income from continuing operations per Consolidated Statement of Operations									$556,697

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(5)	Guaranty Fund Assessment.
(6)	Legal settlement expenses.
(7)	Family Heritage Life acquisition adjustments.
*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.

Analysis of Profitability by Segment

	Nine months ended September		Increase (Decrease)
	2014	2013*	Amount	%
Life	$420,588	$407,845	$12,743	3
Health	148,471	147,099	1,372	1
Medicare Part D	22,734	25,320	(2,586)	(10)
Annuity	3,195	3,006	189	6
Investment	169,496	164,072	5,424	3
Other and corporate:
Other income	1,990	1,970	20	1
Administrative expense	(134,918)	(133,080)	(1,838)	1
Corporate	(31,503)	(26,110)	(5,393)	21

Pretax total	600,053	590,122	9,931	2
Applicable taxes	(196,288)	(193,109)	(3,179)	2

Total	403,765	397,013	6,752	2
Reconciling items, net of tax:
Realized gains (losses) - Investments	10,213	2,974	7,239
Part D adjustment	(10,952)	(8,172)	(2,780)
Guaranty Fund assessment	0	(751)	751
Administrative settlements	(5,316)	0	(5,316)
Family Heritage acquisition adjustments and expense	0	522	(522)
Legal settlement expense	(1,519)	(5,931)	4,412

Net income	$396,191	$385,655	$10,536	3

*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—New Unadopted Accounting Guidance

Revenue recognition: The FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09), to clarify the principles for recognizing revenue, to provide more consistency and comparability in revenue recognition practices, and to simplify recognition requirements along with other improvements. ASU 2014-09 will be effective for Torchmark beginning in calendar year 2017. The Company is currently evaluating this new guidance. Torchmark’s revenues consist of insurance premium and revenues related to financial instruments. These forms of revenue are not within the scope of ASC 2014-09 because they are addressed by other guidance. Therefore, Torchmark does not expect that the implementation of this guidance will result in any significant change in the manner the Company recognizes its revenue.

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

The new guidance is effective for Torchmark beginning January 1, 2015, with early adoption permitted. The guidance continues to permit the effective-yield method for investments held as of the date of adoption. Adoption is required on a retrospective basis. Torchmark is currently evaluating the impact of adoption but does not expect that adoption will have a material impact on the consolidated financial statements.

Share-based performance awards: New accounting guidance has also been issued pertaining to share awards with performance targets. This standard, entitled Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period (ASU 2014-12), is effective for Torchmark beginning in calendar year 2016, with early adoption permitted. The new guidance provides that the Company must take into account the performance target in the recognition of compensation expense once the achievement of the performance target is probable. Torchmark has a limited number of such awards, but currently accounts for these items consistent with the new guidance. Therefore, no material impact is expected from adoption.

TORCHMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollar amounts in thousands except per share data)

Note G—New Unadopted Accounting Guidance (continued)

Going concern: The FASB has issued Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This new standard requires management to perform interim and annual assessments of the entity’s ability to continue its business operations within one year of the date of issuance of its financial statements. The Company must then provide certain disclosures if there is substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for Torchmark for the year 2016 and for interim periods thereafter. Early adoption is permitted.

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

The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the nine month periods ended September 30, 2014 and 2013. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.

A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2014 with the same period of 2013, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note F—Business Segments.

Highlights, comparing the first nine months of 2014 with the first nine months of 2013. Net income per diluted share increased 8% to $2.97 from $2.75. Included in net income in 2014 were after-tax realized investment gains of $10 million ($.08 per share) compared with gains of $3 million or $.02 per share in 2013. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

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

Total premium income rose 4% in 2014 to $2.4 billion. Total net sales rose 32% to $467 million. After removing the impact of sales of Medicare Part D, which increased significantly in 2014 as a result of the addition of automatic enrollees discussed later in this report, net sales rose 19% to $390 million. Automatic enrollees are individuals who are assigned by the Centers for Medicare and Medicaid Services (CMS) to Part D carriers because they are eligible for both Medicaid and Medicare and didn’t select a Part D plan on their own. First-year collected premium was $350 million for the 2014 period, compared with $323 million for the 2013 period. Excluding Part D, there was a 5% increase in first-year collected premium.

Life insurance premium income grew 4% to $1.5 billion. Life net sales increased 10% to $281 million. First-year collected life premium gained 4% to $201 million. Life underwriting margins were steady at 29% of premium, having increased to $421 million in 2014 from $408 million in 2013.

Health insurance premium income, excluding Medicare Part D premium, declined 1% to $645 million. Health net sales, led by sales of Medicare Supplement, rose 54% to $109 million for the nine-month period. First-year collected health premium rose 8% to $81 million. Health margins increased 1% to $148 million.

In the manner we view our Medicare Part D prescription drug business as described in Note F—Business Segments, policyholder premium was $258 million in 2014 compared with $227 million in 2013, an increase of 14%. As discussed under the caption Medicare Part D in this report, the increase in Part D premium resulted primarily from an increase in automatic enrollees. The increase in automatic enrollees, along with an increase in employer group activity, resulted in net sales increasing from $26 million to $77 million in 2014.

However, margins for the Medicare Part D product will be negatively affected by the requirement to cover two costly Hepatitis C drugs in 2014 which we were not able to include in our 2014 pricing. We anticipate reductions in 2014 Part D margins as a percentage of premium of 4% to 5% when compared with 2013, primarily due to the costs of the Hepatitis C drugs.

As explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $11 million after-tax charge to earnings in 2014 ($.08 per share) and a $8 million charge in 2013 ($.06 per share). We expect our 2014 full year benefit ratios to be approximately the same as those for interim periods, as was the case in 2013 and prior years. For this reason, there should be no difference in our segment versus financial statement reporting by year end 2014, as it relates to Medicare Part D. The increase in this adjustment in 2014 resulted primarily from the increase in volume.

Excess investment income per diluted share increased 9% in 2014 to $1.27 from $1.17, while the dollar amount of excess investment income rose 3% to $169 million. The greater increase in per share excess investment income in relation to the increase in dollar amount resulted from share purchases over the past twelve months, as discussed later in this report. Net investment income rose $18 million or 3% to $568 million, corresponding closely with the 3% growth in our average investment portfolio at amortized cost. The average effective yield on the fixed-maturity portfolio, which represented 96% of our investments at amortized cost, decreased slightly to 5.91% in the 2014 period from 5.95% in the prior period, as the impact of the low-interest-rate environment on average yield has moderated. Excess investment income is negatively impacted by the increase in required interest on net insurance policy liabilities. Required interest rose 5% or $16 million to $341 million, consistent with the growth in average net policy liabilities. Financing costs declined 7% in the period to $57 million, due to the maturity and repayment of our $94 million par amount 7.375% Notes during the third quarter of 2013. Please refer to the discussion under Capital Resources for more information on debt and interest expense.

In the first nine months of 2014, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.74%, compared with 4.37% in the same period of 2013. The portfolio had an average rating of A-, the same as of the previous year end. Approximately 96% of the portfolio at amortized cost was investment grade at September 30, 2014. Cash and short-term investments were $146 million at that date, compared with $114 million at December 31, 2013.

The net unrealized gain position in our fixed-maturity portfolio grew from $390 million at December 31, 2013 to $1.4 billion during the first nine months of 2014, largely due to a decline in market interest rates during 2014. The fixed-maturity portfolio contains no commercial mortgage-backed securities. We are not a party to any counterparty risk, with no credit default swaps or other derivative contracts. We do not engage in securities lending, and our only direct exposure to European sovereign debt is $9 million of German bonds.

We have an on-going share repurchase program which began in 1986 and was reaffirmed by the Board of Directors at their August, 2014 meeting. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the nine-month periods ended September 30, 2014 and 2013.

Analysis of Share Purchases

(Amounts in thousands, except per share amounts)

	For the nine months ended September 30,
	2014			2013
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	5,500	$287,743	$52.32	6,369	$265,134	$41.63
Option exercise proceeds	1,022	54,341	53.15	1,901	77,686	40.86

Total	6,522	$342,084	$52.45	8,270	$342,820	$41.45

Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first nine months of 2014 with the first nine months of 2013. Life insurance is our predominant segment, representing 62% of premium income and 71% of insurance underwriting margin in the first nine months of 2014. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 4% to $1.5 billion. The following table presents Torchmark’s life insurance premium by distribution method.

Life Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$570,122	39	$533,348	38	$36,774	7
Direct Response	528,501	36	501,333	35	27,168	5
Liberty National Exclusive Agency	204,932	14	208,369	15	(3,437)	(2)
Other Agencies	169,179	11	173,809	12	(4,630)	(3)

Total Life Premium	$1,472,734	100	$1,416,859	100	$55,875	4

Net sales, defined earlier in this report as an indicator of new business production, grew 10% to $281 million. An analysis of life net sales by distribution group is presented below.

Life Insurance Net Sales by Distribution Method (Dollar amounts in thousands)
	Nine months ended September 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$126,115	45	$115,022	45	$11,093	10
Direct Response	120,321	43	109,990	43	10,331	9
Liberty National Exclusive Agency	24,988	9	22,856	9	2,132	9
Other Agencies	9,821	3	8,091	3	1,730	21

Total Life Net Sales	$281,245	100	$255,959	100	$25,286	10

First-year collected life premium, defined earlier in this report, was $201 million in the 2014 period, rising 4%. First-year collected life premium by distribution group is presented in the table below.

Life Insurance First-Year Collected Premium by Distribution Method (Dollar amounts in thousands)
	Nine months ended September 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$98,868	49	$96,529	50	$2,339	2
Direct Response	75,738	38	70,531	36	5,207	7
Liberty National Exclusive Agency	19,156	9	19,485	10	(329)	(2)
Other Agencies	7,580	4	7,608	4	(28)	0

Total	$201,342	100	$194,153	100	$7,189	4

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. The life business of this agency is Torchmark’s highest margin life business and it is the largest contributor to life premium of any of Torchmark’s distribution systems at 39% of Torchmark’s total. This group produced premium income of $570 million, an increase of 7%. First-year collected premium was $99 million, an increase of 2%. Net sales increased 10% to $126 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income agent count rose 13% to 6,155 at September 30, 2014 over the count a year earlier (5,449), and rose 16% when compared with the count at December 31, 2013 (5,302). The average agent count for the nine months of 2014 was 5,716. The average agent count is based on the actual count at the end of each week during the period. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency has also begun providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibilities.

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

Direct Response’s life premium income rose 5% to $529 million, representing 36% of Torchmark’s total life premium in the first nine months of 2014. Net sales of $120 million for this group increased 9%. First-year collected premium increased 7% to $76 million.

The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $205 million in the 2014 period, a 2% decline from $208 million in the 2013 nine months. First-year collected premium declined 2% to $19 million.

Net sales for the Liberty Agency increased 9% to $25 million. Liberty had 1,604 producing agents at September 30, 2014, compared with 1,320 a year earlier, an increase of 22%. The agent count has increased 12% since December 31, 2013, when it stood at 1,430. The average agent count for the first nine months of 2014 was 1,482. Our long term plans to grow this agency involve expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. We believe that expansion of this Agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, a new prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.

The Other Agencies distribution systems offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies distribution group contributed $169 million of life premium income, or 11% of Torchmark’s total in the first nine months of 2014, but contributed only 3% of net sales.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Nine months ended September 30,
	2014		2013		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,472,734	100	$1,416,859	100	$55,875	4
Net policy obligations	568,710	38	542,758	38	25,952	5
Commissions and acquisition expense	483,436	33	466,256	33	17,180	4

Insurance underwriting income before other income and administrative expense	$420,588	29	$407,845	29	$12,743	3

Life insurance underwriting income before insurance administrative expense was $421 million, increasing 3%. Increases in margin were due in large part to growth in premium income. The percentage growth in margin was less than the growth in premium income due to slightly higher claims in 2014. As a percentage of premium, underwriting margins were stable at 29%.

Health insurance, comparing the first nine months of 2014 with the first nine months of 2013. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, cancer coverage, accident coverage, and other limited-benefit supplemental health products. In this discussion of health business, references to premium income, net sales, and underwriting will exclude our Medicare Part D health business, which will be discussed under another caption. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.

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

Health premium declined 1% to $645 million in the 2014 period. Medicare Supplement premium declined 1% to $314 million, while other limited-benefit health premium declined 1% to $331 million. Limited-benefit premium now provides Torchmark with the greatest amount of non-Part D health premium, representing 51% of such premium for the 2014 period.

Health net sales increased 54% to $109 million. Medicare Supplement net sales increased 148% to $54 million in the 2014 period. The increase in Medicare Supplement net sales was primarily a result of stronger group sales, which vary significantly from period to period. Limited-benefit net sales increased 12% to $54 million. Health first-year collected premium rose 8% to $81 million.

The following table is an analysis of our health premium by distribution method.

Health Insurance

Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$12,032		$17,365		$(5,333)	(31)
Medicare Supplement	212,626		206,122		6,504	3

	224,658	35	223,487	35	1,171	1
Liberty National Exclusive Agency
Limited-benefit plans	107,984		114,546		(6,562)	(6)
Medicare Supplement	59,905		68,418		(8,513)	(12)

	167,889	26	182,964	28	(15,075)	(8)
Family Heritage Agency
Limited-benefit plans	151,882		141,808		10,074	7
Medicare Supplement	0		0		0	0

	151,882	24	141,808	22	10,074	7
American Income Exclusive Agency
Limited-benefit plans	58,683		59,353		(670)	(1)
Medicare Supplement	365		440		(75)	(17)

	59,048	9	59,793	9	(745)	(1)
Direct Response
Limited-benefit plans	506		242		264	109
Medicare Supplement	40,775		40,624		151	0

	41,281	6	40,866	6	415	1
Total Health Premium
Limited-benefit plans	331,087	51	333,314	51	(2,227)	(1)
Medicare Supplement	313,671	49	315,604	49	(1,933)	(1)

Total	$644,758	100	$648,918	100	$(4,160)	(1)

Presented below is a table of health net sales by distribution method.

Health Insurance

Net Sales by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$647		$705		$(58)	(8)
Medicare Supplement	32,286		18,757		13,529	72

	32,933	30	19,462	28	13,471	69
Liberty National Exclusive Agency
Limited-benefit plans	12,136		9,767		2,369	24
Medicare Supplement	187		263		(76)	(29)

	12,323	12	10,030	14	2,293	23
Family Heritage Agency
Limited-benefit plans	35,134		32,476		2,658	8
Medicare Supplement	0		0		0	0

	35,134	32	32,476	46	2,658	8
American Income Exclusive Agency
Limited-benefit plans	6,445		5,057		1,388	27
Medicare Supplement	0		0		0	0

	6,445	6	5,057	7	1,388	27
Direct Response
Limited-benefit plans	4		580		(576)	(99)
Medicare Supplement	21,925		2,950		18,975	643

	21,929	20	3,530	5	18,399	521
Total Net Sales
Limited-benefit plans	54,366	50	48,585	69	5,781	12
Medicare Supplement	54,398	50	21,970	31	32,428	148

Total	$108,764	100	70,555	100	$38,209	54

The following table presents health insurance first-year collected premium by distribution method.

Health Insurance

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	Nine months ended September 30,				Increase
	2014		2013		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$537		$606		$(69)	(11)
Medicare Supplement	32,655		27,716		4,939	18

	33,192	41	28,322	38	4,870	17
Liberty National Exclusive Agency
Limited-benefit plans	9,673		9,143		530	6
Medicare Supplement	229		444		(215)	(48)

	9,902	12	9,587	13	315	3
Family Heritage Agency
Limited-benefit plans	26,987		27,409		(422)	(2)
Medicare Supplement	0		0		0	0

	26,987	33	27,409	36	(422)	(2)
American Income Exclusive Agency
Limited-benefit plans	6,895		6,928		(33)	0
Medicare Supplement	0		0		0	0

	6,895	9	6,928	9	(33)	0
Direct Response
Limited-benefit plans	142		424		(282)	(67)
Medicare Supplement	3,942		2,476		1,466	59

	4,084	5	2,900	4	1,184	41
Total First-Year Collected Premium
Limited-benefit plans	44,234	55	44,510	59	(276)	(1)
Medicare Supplement	36,826	45	30,636	41	6,190	20

Total	$81,060	100	$75,146	100	$5,914	8

A discussion of health operations by distribution group follows.

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $225 million, representing 35% of Torchmark’s total health premium. Net sales were $33 million, or 30% of Torchmark’s health sales. This agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $213 million. The UA Independent Agency represents approximately 68% of all Torchmark Medicare Supplement premium and 59% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 3%, while total health premium increased 1%. Net sales of these products rose 69% in 2014. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.

The Family Heritage Agency markets primarily limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $35 million in net sales in the nine months of 2014, compared with $32 million for the same period in 2013, an increase of 8%. Health premium income was $152 million for the nine month period of 2014, representing 24% of Torchmark’s health premium. This compared with $142 million or 22% of health premium in the prior year period. The producing agent count was 761 agents at September 30, 2014, compared with 695 at December 31, 2013, and 717 at September 30, 2013. The average agent count for the nine months of 2014 was 726.

The Liberty National Exclusive Agency represented 26% of all Torchmark health premium income at $168 million in the nine months of 2014. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2014, health premium income in the Agency declined 8% from prior year premium of $183 million. Liberty’s health premium decline has been due primarily to the runoff of a block of discontinued hospital-surgical products and the declining Medicare Supplement block.

Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 15% of health premium in the 2014 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. In 2014, Direct Response added $22 million of Medicare Supplement net sales compared with $3 million a year earlier, due to sales to a new large group. On a combined basis, the health net sales of these agencies more than tripled to $28 million in 2014 from $9 million in 2013, as a result of the Direct Response increase.

The following table presents underwriting margin data for health insurance.

Health Insurance

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2014		2013		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$644,758	100	$648,918	100	$(4,160)	(1)
Net policy obligations	366,589	57	375,649	58	(9,060)	(2)
Commissions and acquisition expense	129,698	20	126,170	19	3,528	3

Insurance underwriting income before other income and administrative expense	$148,471	23	$147,099	23	$1,372	1

Underwriting income for health insurance increased 1% to $148 million in 2014. As a percentage of health premium, underwriting margins were stable at 23%. The improved benefit ratio was largely a result of normal claim fluctuations.

Medicare Part D, comparing the first nine months of 2014 with the first nine months of 2013. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is provided through United American. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries which is regulated and partially funded by CMS for participating private insurers. These products are marketed through our Direct Response unit and to groups through our UA Independent Agency. As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 82% for the entire 2014 contract year. This ratio was also 82% for the full year 2013. We describe the differences between the segment analysis and the GAAP operating results in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results, and also that these reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2013.

Medicare Part D

Selected Financial Information

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Premium (1)	$258,243	$226,779	$31,464	14
Net Sales (2)	76,955	26,115	50,840	195
First-Year Collected Premium (3)	67,423	54,050	13,373	25

(1)	Total Medicare Part D premium excludes the risk-sharing premiums of $28.5 million in 2014 and $8.7 million in 2013 receivable from the CMS consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.
(2)	Net sales for Medicare Part D represents only new first-time enrollees.
(3)	First-year collected premium for Medicare Part D represents only premium collected within the first twelve months from new first-time enrollees.

Medicare Part D premium was $258 million in 2014, compared with $227 million in 2013, after removal of the risk-sharing adjustment in both periods. This represents an increase in premium of 14%. Net sales rose $51 million, due to an increase in new Part D auto-enrollees and an increase in employer group activity.

Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D results in accordance with GAAP are presented in the charts in Note F—Business Segments.

Medicare Part D

Summary of Results

(Dollar amounts in thousands)

	Nine months ended September 30,
	2014		2013		Increase
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$258,243	100	$226,779	100	$31,464	14
Net policy obligations	213,184	82	188,816	83	24,368	13
Commissions and acquisition expense	22,325	9	12,643	6	9,682	77

Insurance underwriting income before other income and administrative expense	$22,734	9	$25,320	11	$(2,586)	(10)

Margins decreased 10% in 2014 to $23 million, even though premium rose 14%. Premiums were increased for 2014 to cover higher anticipated non-deferred acquisition expenses. As such, we expected significantly lower obligation ratios in 2014. However, due primarily to unexpected costs related to two Hepatitis C drugs approved by the U.S. Food and Drug Administration late in 2013, the obligation ratios for 2014 were only slightly lower than 2013. Non-deferred acquisition cost ratios were higher, as planned in our pricing, due to (1) new taxes imposed by the Affordable Care Act, (2) higher costs related to a change in structure of drug rebates, and (3) higher costs related to the increased volume of enrollees. As a percentage of premium, underwriting margin for the 2014 nine months was 9%, compared with 11% for 2013.

Medicare Part D claims will be higher than originally anticipated for the full year 2014 due to the cost of the new Hepatitis C drugs. We expect that Part D margin for the full year 2014 will decline primarily as a result of the impact of the new Hepatitis C drugs, causing 2014 margins to be in a range of approximately 6% to 9% of premium.

For 2015, we expect significantly less volatility in Part D and a return to higher margins at historical levels. We have addressed this issue by adjusting our 2015 pricing to reflect the impact of the Hepatitis C drugs. Additionally, we expect to have a significantly reduced number of auto-enrollees in 2015 than in 2014. Since auto-enrollees have accounted for nearly 85% of our Hepatitis C claims this year, our exposure to Hepatitis C claims should be much lower next year. This loss of auto-enrollees will result in lower Part D premium income in 2015, but we expect improved and more stable margins as a percentage of premium.

Since the Medicare Part D plan is a government-sponsored program, regulatory changes could further alter the outlook for this market.

Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first nine months of 2014 with the first nine months of 2013. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	Nine months ended September 30,
	2014		2013
		% of		% of
	Amount	Premium	Amount	Premium
Insurance administrative expenses:
Salaries	$62,876	2.6	$61,523	2.7
Other employee costs	21,373	0.9	25,640	1.1
Other administrative costs	42,906	1.8	39,140	1.7
Legal expense	7,763	0.3	6,777	0.3

Total insurance administrative expenses	134,918	5.6	133,080	5.8

Parent company expense	6,284		6,734
Stock compensation expense	25,219		19,376
New York Guaranty Fund Assessment	0		1,155
Legal settlement expense	2,337		500

Total operating expenses, per Consolidated Statements of Operations	$168,758		$160,845

Insurance administrative expenses:
Increase (decrease) over prior year	1.4%		10.0%
Total operating expenses:
Increase (decrease) over prior year	4.9%		11.5%

Insurance administrative expenses were up 1% in 2014 when compared with the prior year period. As a percentage of total premium, insurance administrative expenses declined from 5.8% in 2013 to 5.6%. Total operating expenses rose $8 million or 5%. In 2014, employee costs other than salaries declined 17% during the period, primarily as a result of decreased pension benefit costs. Stock compensation expense rose 30% to $25 million, primarily as a result of an increase in the market price of Torchmark stock in 2014 that resulted in higher grant prices for restricted stock and options, and positive Company performance that caused an increase in the expense related to performance share grants. As described in Note F in the Consolidated Financial Statements, we recorded legal accruals involving non-insurance matters, partially offset by proceeds for investment litigation. Litigation not related to our direct insurance operations is not considered an insurance administrative expense by Torchmark management and is removed from its analysis of core insurance operations in its segment reporting.

Investments (excess investment income), comparing the first nine months of 2014 with the first nine months of 2013. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note F—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”

We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.0 billion of cash flow to repurchase Torchmark shares (average price per share of $14.16) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.

Excess Investment Income

(Dollar amounts in thousands)

	Nine months ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Net investment income *	$567,569	$550,015	$17,554	3
Required interest on net insurance policy liabilities	(340,954)	(324,562)	(16,392)	5
Financing costs:
Interest on funded debt	(53,299)	(57,383)	4,084	(7)
Interest on short-term debt	(3,820)	(3,998)	178	(4)

Total financing costs	(57,119)	(61,381)	4,262	(7)

Excess investment income	$169,496	$164,072	$5,424	3

Excess investment income per diluted share	$1.27	$1.17	$0.10	9

Average invested assets (at amortized cost)	$13,228,138	$12,782,072	$446,066	3
Average net insurance policy liabilities **	8,185,121	7,788,647	396,474	5
Average debt and preferred securities (at amortized cost)	1,286,113	1,335,366	(49,253)	(4)

*	Net investment income per Torchmark’s segment analysis does not agree with Net investment income per the Consolidated Statements of Operations because management views the amortization of certain low-income housing interests as an adjustment to increase tax expense while GAAP requires that it reduce net investment income, as presented in the Reconciliation in Note F - Business Segments.
**	Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2014 period increased 3% to $169 million. On a per share basis, excess investment income increased an even greater 9% as a result of our share purchases over the past 12 months. While excess investment income has been pressured in recent years as a result of the impact that lower interest rates have had on net investment income, it has increased in 2014 as the impact of portfolio turnover has moderated. The increase in excess investment income was also due, in part, to the decline in financing costs related to the August, 2013 maturity and repayment of our $94 million principal amount 7 3/8% Notes.

Net investment income rose $18 million or 3% in 2014, while average invested assets (with fixed maturities at amortized cost) also rose 3% year over year. The effective annual yield on the fixed maturity portfolio was 5.91% in the first nine months of 2014, compared with 5.95% a year earlier. The reduction in the average portfolio yield rate was primarily a result of investing new money at rates lower than the portfolio average yield and reinvesting proceeds from bonds that were called or matured in 2013 at yield rates less than the rates we earned on the bonds before they were called or matured. At current new money rates, we would expect to see only modest declines in the average portfolio yield rate over the next few years compared with the larger declines in recent years, as only 1% to 2% of fixed maturities on average are expected to run off each year over the next five years.

In recent years, investment income has been negatively impacted as the proceeds from fixed maturity assets that matured, were called, or were otherwise disposed of were reinvested in lower yielding assets. However, during 2014, the proceeds from dispositions have been reinvested at yield rates closer to the yield rates earned on the assets disposed of. There would be no material negative impact on investment income in the foreseeable future if the assets currently callable are called and the proceeds from such calls and the proceeds from assets expected to mature are reinvested at expected future new money rates.

Net investment income has also been negatively affected in 2014 by the CMS requirement for us to cover Medicare Part D claim costs in the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. Because Part D claims have been unusually high in 2014, due to the approval of new Hepatitis C drugs discussed earlier in this report and higher generic drug costs, we have incurred extensive upfront costs that will not be reimbursed by CMS until late 2015. This delay has caused a decrease in investable cash flows that will cause us to lose approximately $4 million in investment income in 2014 and approximately $6 million in 2015. See the discussion on Consolidated Liquidity later in this report for more information.

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

Required interest on net insurance policy liabilities increased $16 million or 5% to $341 million. The increase in required interest correlated with the 5% growth in average net interest-bearing insurance policy liabilities.

Financing costs declined 7% or $4 million to $57 million, as a result of a decline in interest cost from the previously-mentioned maturity of our $94 million 7 3/8% Notes in August, 2013. More information concerning debt can be found in the Capital Resources section of this report.

Investments (acquisitions), comparing the first nine months of 2014 with the first nine months of 2013. Torchmark’s investment policy calls for investing in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If available longer-term securities do not meet our quality and yield objectives, new money is generally invested in shorter-term fixed maturities.

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

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the nine months ended September 30,
	2014	2013
Cost of acquisitions:
Investment-grade corporate securities	$493	$807
Other	7	18

Total fixed-maturity acquisitions	$500	$825

Effective annual yield *	4.74%	4.37%

Average life, in years to:
Next call	21.1	26.4
Maturity	21.3	27.0
Average rating	BBB+	A-

*	One-year compounded yield on a tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2014 was as follows:

Invested Assets At September 30, 2014

(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$12,728	96%
Equities (at cost)	1	0
Policy loans	465	4
Other long-term investments	12	0
Short-term investments	79	0

Total	$13,285	100%

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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at September 30, 2014.

Fixed Maturities by Component

(Dollar amounts in millions)

	Cost or	Gross	Gross		% of Total Fixed Maturities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	at Amortized Cost	at Fair Value
Corporates	$10,455	$1,335	$(83)	$11,707	82	83
Redeemable preferred stock	497	54	(6)	545	4	4
Municipals	1,278	148	(2)	1,424	10	10
Government-sponsored enterprises	288	0	(19)	269	2	2
Governments & agencies	109	1	(2)	108	1	1
Residential mortgage-backed*	6	0	0	6	0	0
Collateralized debt obligations	67	4	(8)	63	1	0
Other asset-backed securities	28	3	0	31	0	0

Total fixed maturities	$12,728	$1,545	$(120)	$14,153	100	100

*	Includes GNMA’s

At September 30, 2014, fixed maturities had a fair value of $14.2 billion, compared with $12.9 billion at December 31, 2013. The net unrealized gain position in the fixed-maturity portfolio increased from a net gain of $390 million at December 31, 2013 to a net gain of $1.4 billion at September 30, 2014, as a result of a decrease in market interest rates. The September 30, 2014 net unrealized gain consisted of gross unrealized gains of $1.5 billion offset by $120 million of gross unrealized losses, compared with the December, 2013 net unrealized gain which consisted of a gross unrealized gain of $801 million and a gross unrealized loss of $411 million.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at September 30, 2014.

Fixed Maturities by Sector

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized	Fair
					Cost	Value
Financial - Life/Health/PC Insurance	$1,790	$255	$(5)	$2,040	14%	14%
Financial - Bank	683	80	(7)	756	5	5
Financial - Other	621	76	(8)	689	5	5

Subtotal Financial	3,094	411	(20)	3,485	24	24

Utilities	2,244	317	(14)	2,547	18	18
Energy	1,459	205	(8)	1,656	11	12
Government (US, municipal, and foreign)	1,675	149	(22)	1,802	13	13
Basic Materials	1,005	93	(8)	1,090	8	8
Consumer, Non-cyclical	802	99	(9)	892	6	6
Other Industrials	852	87	(14)	925	7	7
Communications	541	68	(6)	603	4	4
Transportation	579	67	(10)	636	5	5
Consumer, Cyclical	404	45	(1)	448	3	3
Collateralized debt obligations	67	4	(8)	63	1	0
Mortgage-backed Securities	6	0	0	6	0	0

Total fixed maturities	$12,728	$1,545	$(120)	$14,153	100%	100%

At September 30, 2014, approximately 42% of the fixed-maturity assets at amortized cost and fair value were in the financial and utility sectors. The balance of the portfolio is spread among 398 issuers in a wide variety of sectors. The financial sector had a net unrealized gain of $391 million at September 30, 2014, compared with a gain of $180 million at December 31, 2013. We expect our investment in temporarily impaired securities to be fully recoverable.

An analysis of the fixed-maturity portfolio at September 30, 2014 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$694	5	$701	5
AA	1,335	11	1,493	11
A	3,832	31	4,403	31
BBB+	2,448	19	2,726	19
BBB	2,937	23	3,271	23
BBB-	912	7	1,000	7

Investment grade	12,158	96	13,594	96

Below investment grade:
BB	341	2	342	2
B	119	1	110	1
Below B	110	1	107	1

Below investment grade	570	4	559	4

	$12,728	100	$14,153	100

Of the $12.7 billion of fixed maturities at amortized cost as of September 30, 2014, $12.2 billion or 96% were investment grade with an average rating of A-. Below-investment-grade bonds were $570 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 16% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2014. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2013.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first nine months of 2014 is as follows:

(Dollar amounts in millions)

Balance as of December 31, 2013	$566
Downgrades by rating agencies	15
Upgrades by rating agencies	(10)
Disposals	(4)
Amortization and other	3

Balance as of September 30, 2014	$570

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposure to European Sovereign debt consisting of $9 million in German bonds.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At	At	At
	September 30,	December 31,	September 30,
	2014	2013	2013
Average annual effective yield (1)	5.90%	5.91%	5.91%
Average life, in years, to:
Next call (2)	17.9	18.3	18.5
Maturity (2)	20.7	21.5	21.6
Effective duration to:
Next call (2), (3)	10.8	10.4	10.4
Maturity (2), (3)	11.9	11.7	11.7

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Realized Gains and Losses, comparing the first nine months of 2014 with the first nine months of 2013. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,
	2014		2013
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$9,993	$0.08	$(1,236)	$(0.01)
Investments called or tendered	365	0.00	5,123	0.04
Real estate:
Sold	0	0.00	(159)	0.00
Other-than-temporary impairments	0	0.00	(1,741)	(0.01)
Other investments	(145)	0.00	987	0.00

Total	$10,213	$0.08	$2,974	$0.02

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first nine months of 2014, the Parent Company received $345 million of cash dividends from subsidiaries, compared with $392 million in 2013. For the full year 2014, cash dividends from subsidiaries are expected to total approximately $479 million.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At September 30, 2014, the Parent Company had $105 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”

Short-term borrowings. As of July 16, 2014, we entered into a new credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, replacing our previous facility that had a maximum limitation of $600. Up to $250 million in letters of credit can be issued against the new facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The new facility terminates July 16, 2019. In accordance with the agreement, we are subject to certain covenants regarding capitalization, as was the case with our previous credit facility. As of September 30, 2014, we were in full compliance with these covenants.

Short-term debt consists of our commercial paper outstanding as noted above. The following table presents certain information about our commercial paper borrowings.

Short-term Borrowings - Commercial Paper

(Dollar amounts in millions)

	At	At	At
	September 30,	December 31,	September 30,
	2014	2013	2013
Balance at end of period (par value)	$290.5	$229.1	$228.0
Annualized interest rate	.26%	.30%	.30%
Letters of credit outstanding	$198.0	$198.0	$198.0
Remaining amount available under credit line	$261.5	$172.9	$174.0

	For the nine months ended
	September 30,	September 30,
	2014	2013
Average balance outstanding during period (par value)	$295.1	$274.7
Daily-weighted average interest rate (annualized)	.23%	.31%
Maximum daily amount outstanding during period (par value)	$340.0	$314.0

Our balance of commercial paper outstanding at September 30, 2014 was $291 million compared with $229 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the nine-month periods ended September 30, 2014 and 2013.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $644 million in the first nine months of 2014, compared with $771 million in the same period of 2013. The decline in cash provided from operations was caused primarily by the increase in the Medicare Part D receivable from CMS resulting from our required coverage of Hepatitis C drug claims discussed earlier in this report and higher than expected generic drug costs. In addition to cash inflows from operations, our companies have received $123 million in investment calls and tenders and $95 million in scheduled maturities or repayments during the 2014 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short term investments were $146 million at September 30, 2014, compared with $114 million at December 31, 2013. In addition to these liquid assets, the entire $14.2 billion (fair value at September 30, 2014) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Substantially all of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of Company Action Level required regulatory capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of the insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and has been in line with rating agency expectations for Torchmark. As of December 31, 2013, our insurance subsidiaries had a consolidated RBC ratio of 341%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 325%.

During the third quarter, Standard and Poor’s (S&P’s) revised their outlook on Torchmark to negative. This revised outlook was due to a change in S&P’s view of certain components of Torchmark’s existing capital position, rather than a change in the capital position itself. There has not been any significant change recently in the level or components of Torchmark’s capital position. We do not expect S&P’s action to cause any change in our share repurchase program.

On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $992 million at September 30, 2014, versus $991 million at December 31, 2013. An analysis of long-term debt issues outstanding is as follows at September 30, 2014.

Long Term Debt at September 30, 2014

(Dollar amounts in millions)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Senior Notes	2016	6.375%		$250.0	$249.1	$275.0
Senior Notes	2019	9.250		292.7	290.5	382.2
Senior Notes (1)	2022	3.800		150.0	147.6	148.1
Notes	2023	7.875		165.6	163.7	208.6
Junior Subordinated Debentures	2052	5.875		125.0	120.9	110.3
Junior Subordinated Debentures	2036	3.531	(2)	20.0	20.0	20.0

Total long-term debt				$1,003.3	$991.8	$1,144.2

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.

As previously noted under the caption Highlights in this report, we acquired 5.5 million of our outstanding common shares under our share repurchase program during the first nine months of 2014. These shares were acquired at a cost of $288 million (average of $52.32 per share), compared with purchases of 6.4 million shares at a cost of $265 million in the first nine months of 2013.

Shareholders’ equity was $4.5 billion at September 30, 2014. This compares with $3.8 billion at both December 31, 2013 and September 30, 2013. During the nine months since December 31, 2013, shareholders’ equity was increased by $668 million of after-tax unrealized gains in the fixed-maturity portfolio, as interest rates have declined over the period. Net income added another $396 million for the nine months, but the share purchases of $288 million noted above during the period reduced shareholders’ equity.

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

Selected Financial Data

	At September 30, 2014		At December 31, 2013		At September 30, 2013
		Effect of		Effect of		Effect of
		Accounting		Accounting		Accounting
		Rule		Rule		Rule
		Requiring		Requiring		Requiring
	GAAP	Revaluation(1)	GAAP	Revaluation(1)	GAAP	Revaluatio(1)
Fixed maturities (millions)	$14,153	$1,425	$12,879	$390	$12,757	$490
Deferred acquisition costs (millions) (2)	3,434	(17)	3,338	(10)	3,306	(13)
Total assets (millions)	19,871	1,408	18,192	380	18,138	477
Short-term debt (millions)	290	0	229	0	228	0
Long-term debt (millions)	992	0	991	0	991	0
Shareholders’ equity (millions)	4,530	915	3,776	247	3,777	310
Book value per diluted share	34.55	6.98	27.66	1.81	27.31	2.24
Debt to capitalization (3)	22.1%	(4.1)%	24.4%	(1.3)%	24.4%	(1.6)%
Diluted shares outstanding (thousands)	131,106		136,537		138,293
Actual shares outstanding (thousands)	129,268		134,252		136,131

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.
(2)	Includes the value of insurance purchased.
(3)	Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.9 times in the 2014 nine months, compared with10.1 times in the 2013 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2014.

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

As of the end of the fiscal quarter completed September 30, 2014, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

As of the date of this Form 10-Q for the quarter ended September 30, 2014, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Item 1A. Risk Factors

Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	700,645	$54.45	700,645
August 1-31, 2014	901,550	53.28	901,550
September 1-30, 2014	328,271	53.58	328,271

On July 14, 2014, 2,700 shares of unvested restricted stock, valued at $55.25 per share on that date, were forfeited to the Company by an executive upon termination.

At its August 6, 2014 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(10.1)	Payments to Directors
(10.2)	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, as amended November 6, 2014
(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended September 30, 2014

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 7, 2014	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: November 7, 2014	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: November 7, 2014	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer