Form 10-K
period 2014-12-31
TORCHMARK CORP
filed 2015-02-27
CIK 320335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,156,116,413 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2015
Common Stock, $1.00 par value per share	127,107,471 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2015 (Proxy Statement)	Part III

TORCHMARK CORPORATION

PART I

Item 1.    Business

Torchmark Corporation (Torchmark) is an insurance holding company incorporated in Delaware in 1979. Its primary subsidiaries are American Income Life Insurance Company (American Income), Liberty National Life Insurance Company (Liberty National), Globe Life And Accident Insurance Company (Globe), United American Insurance Company (United American), and Family Heritage Life Insurance Company of America (Family Heritage).

Torchmark’s website is: www.torchmarkcorp.com. Torchmark makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to union and credit union members.	6,434 producing agents in the U.S., Canada, and New Zealand.

Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage, Medicare Supplement, and Medicare Part D marketed to middle-income Americans.	Direct mail, internet, television, magazine; nationwide.

Family Heritage Exclusive Agency	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to middle-income families.	785 captive agents in the U.S.

Liberty National Exclusive Agency	Liberty National Life Insurance Company McKinney, Texas	Individual life and supplemental health insurance marketed to middle-income families.	1,498 producing agents in the U.S.

United American Independent Agency	United American Insurance Company McKinney, Texas	Medicare Supplement and Medicare Part D coverage to Medicare beneficiaries and, to a lesser extent, supplemental limited-benefit health coverage to people under age 65.	3,161 independent producing agents in the U.S.

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

	Annualized Premium in Force (Amounts in thousands)
	2014	2013	2012
Whole life:
Traditional	$1,296,403	$1,235,904	$1,213,304
Interest-sensitive	54,490	58,549	63,290
Term	619,782	591,628	551,583
Other	73,870	69,320	66,840

	$2,044,545	$1,955,401	$1,895,017

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	Annualized Premium in Force (Amounts in thousands)
	2014	2013	2012
Direct response	$721,261	$688,866	$659,026
Exclusive agents:
American Income	807,935	749,165	705,417
Liberty National	285,201	287,079	295,396
Independent agents:
United American	15,831	17,846	19,533
Other	214,317	212,445	215,645

	$2,044,545	$1,955,401	$1,895,017

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

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2014 by product category.

	Annualized Premium in Force (Amounts in thousands)
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$488,142	39	$435,788	36	$450,812	37
Limited-benefit plans	459,181	36	451,656	37	451,941	37
Medicare Part D	316,089	25	322,763	27	325,749	26

Total Health	$1,263,412	100	$1,210,207	100	$1,228,502	100

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2014 by marketing (distribution) method.

	Annualized Premium in Force (Amounts in thousands)
	2014	2013	2012
Direct response	$72,659	$55,270	$60,206
Exclusive agents:
Liberty National	226,599	240,581	259,452
American Income	71,942	71,354	73,280
Family Heritage	217,742	201,054	187,979
Independent agents:
United American	358,381	319,185	321,836

	947,323	887,444	902,753
Medicare Part D	316,089	322,763	325,749

	$1,263,412	$1,210,207	$1,228,502

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ending December 31, 2014 comprised less than 1% of premium.

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

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 97% of total investments at fair value at December 31, 2014. (See Note 4—Investments in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Guaranty Assessments.    State guaranty laws provide for assessments from insurance companies to be placed into a fund which is used, in the event of failure or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount which a company is assessed is based on its proportional share of the premium in each state. Assessments are recoverable to a great extent as offsets against state premium taxes.

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

Personnel

At the end of 2014, Torchmark had 2,980 employees.

Item 1A.    Risk Factors

Risks Related to Our Business

Product Marketplace and Operational Risks:

The insurance industry is a regulated industry, populated by many firms. We operate in the life and health insurance sectors of the insurance industry, each with its own set of risks.

The development and maintenance of our various distribution systems are critical to growth in product sales and profits.    Because our life and health insurance sales are primarily made to individuals, rather than groups, and the face amounts sold are lower than that of policies sold in the higher income market, the development, maintenance, and retention of adequate numbers of producing agents and direct response systems to support growth of sales in this market are critical. Adequate compensation that is competitive with other career opportunities and that also motivates producing agents to increase sales is critical. In direct response, continuous development of new offerings and cost efficiency are key. Less than optimum execution of these strategies may result in reduced sales and profits.

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

Variations in expected to actual rates of mortality, morbidity, and persistency could materially negatively affect our results of operations and financial condition.    We establish a liability for our policy reserves to pay future policyholder benefits and claims. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity, and persistency as well as the timing of premium and benefit payments. Even though our actuaries continually test expected-to-actual results, actual levels that occur may differ significantly from the levels assumed when premium rates were first set. Accordingly, we cannot determine with precision the ultimate amounts of claims or benefits that we will pay or the timing of such payments. Significant variations from the levels assumed when policy reserves are first set could negatively affect our profit margins and income.

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

Rating agencies also publish credit ratings for us. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to our overall ability to access certain types of liquidity. Actual or anticipated downgrades in our credit ratings, or an announcement that our ratings are under further review for a downgrade, could potentially have a negative effect on our operations, by limiting our access to capital markets, increasing the cost of debt, impairing our ability to raise capital to refinance maturing debt obligations, limiting our capacity to support growth at our insurance subsidiaries, or making it more difficult to maintain or improve the current financial strength ratings of our insurance subsidiaries.

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

Reputational Risk:

Damage to the reputation of Torchmark or its subsidiaries could affect our ability to conduct business. Negative publicity published through traditional media, internet, social media, and other public forums could damage our reputation and adversely impact our agent recruiting efforts, the ability to market our products, and the persistency of our block of inforce policies.

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

Health Insurance Marketplace Risks:

The health insurance market is subject to substantial legislative scrutiny. Legislative changes could impact our Medicare Supplement, Medicare Part D, and other supplemental health businesses. The nature and timing of any such changes cannot be predicted and could have a material adverse effect on that business.

Competition in the health market can be significant. Sales of our health insurance products are subject to competition from other health insurance companies and alternative healthcare providers, such as those that provide alternatives to traditional Medicare to seniors. In addition, some insurers may be willing to significantly reduce their profit margins or under price new sales in order to gain market share. We choose not to compete for market share based on these terms. Accordingly, changes in the competitive landscape, including the pricing strategies employed by our competitors, could negatively impact the future sales of our health insurance products.

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

Investment Risks:

Our investments are subject to market and credit risks.    Our invested assets are subject to the customary risks of defaults, downgrades, and changes in market values. Substantially all of our investment portfolio consists of fixed-maturity and short-term investments. A significant portion of our fixed-maturity investments is comprised of corporate bonds, exposing us to the risk that individual corporate issuers will not have the ability to make required interest or principal payments on the investment. Factors that may affect both market and credit risks include interest rate levels, financial market performance, disruptions in credit markets, general economic conditions, legislative changes, particular circumstances affecting the businesses or industries of each issuer, and other factors beyond our control. Additionally, because the majority of our investments are longer-term fixed maturities that we typically hold until maturity, significant increases in interest rates, widening of credit spreads, or inactive markets associated with market downturns could cause a material temporary decline in the fair value of our fixed investment portfolio, even with regard to performing assets. These declines could cause a material increase in unrealized losses in our investment portfolio. Significant unrealized losses can substantially reduce our capital position and shareholders’ equity. It is possible that our investment in certain of these securities with unrealized losses may experience a default event and that a portion or all of that unrealized loss may not be recoverable. In that case, the unrealized loss will be realized, at which point we would take an impairment charge, reducing our net income.

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

Liquidity Risks:

Our liquidity to fund operations is substantially dependent on funds available, primarily dividends, from our insurance subsidiaries.    As a holding company with no direct operations, our principal asset is the capital stock of our insurance subsidiaries, which periodically declare and distribute dividends on their capital stock. Moreover, our liquidity, including our ability to pay our operating expenses and to make principal and interest payments on debt securities or other indebtedness owed by us, as well as our ability to pay dividends on our common stock or any preferred stock, depends significantly upon the surplus and earnings of our insurance subsidiaries and the ability of these subsidiaries to pay dividends or to advance or repay funds to us. Other sources of liquidity also include a variety of short-term and long-term instruments, including our credit facility, commercial paper, long-term debt, intercompany financing, and reinsurance.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Record and Consumer Protection Act of 2010 establishes a Federal Insurance Office (FIO) within the Department of the Treasury, and the Patient Protection and Affordable Care Act (Affordable Care Act) created the Center for Consumer Information and Insurance Oversight (CCIIO), originally established under the Department of Health and Human Services and subsequently transferred to the Centers for Medicare and Medicaid Services (CMS). The creation of these insurance regulatory offices may indicate that the federal government intends to play a larger role in the direct regulation of the insurance industry. We cannot predict what impact, if any, the FIO and CCIIO, as well as any other proposals for federal regulation of insurance could have on our business, results of operations, or financial condition. We also cannot predict what impact actions taken by CMS, as the regulator of our Medicare Part D business, could have on our business, results of operations, or financial condition.

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

Catastrophic Event Risk:

Our business is subject to the risk of the occurrence of catastrophic events.    Our insurance policies are issued to and held by a large number of policyholders throughout the United States in relatively low-face amounts. Accordingly, it is unlikely that a large portion of our policyholder base would be affected by a single natural disaster. However, our insurance operations could be exposed to the risk of catastrophic mortality or morbidity, caused by events such as a pandemic, hurricane, earthquake, or man-made catastrophes, including acts of terrorism or war, which may produce significant claims in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition.

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

In the event of a disaster, such as a natural catastrophe, an industrial accident, a blackout, or a terrorist attack or war, our computer systems may be inaccessible to our employees or customers for a period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed and if existing contingency plans cannot function as designed.

Item 1B.    Unresolved Staff Comments

As of December 31, 2014, Torchmark had no unresolved staff comments.

Item 2.    Properties

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Torchmark owns and occupies a 300,000 square foot facility in McKinney, Texas (a north Dallas suburb). This facility is Torchmark’s corporate headquarters and also houses the operations of a subsidiary, United American, as well as the operations of other subsidiaries. In addition, United American leases 5,000 square feet of space in Omaha, Nebraska and, through a subsidiary, leases 2,500 square feet in an office area in Syracuse, New York.

Liberty National, though headquartered in McKinney, Texas, operates its main activities out of a 24,000 square foot facility leased in Hoover, Alabama (a Birmingham suburb). An 8,000 square foot facility is leased for storage in Pelham, Alabama, close to the Hoover facility.

Globe leases a 30,300 square foot office area in the City Place Tower building located in downtown Oklahoma City, Oklahoma. Globe also leases 11,000 square feet at a nearby facility used for storage. Globe Marketing Services, a subsidiary of Globe, owns a 133,000 square foot facility in Oklahoma City which houses the Globe direct response operation.

American Income owns and is the sole occupant of an office building located in Waco, Texas. The two-floored building contains 70,000 square feet. American Income also has leased 8,100 square feet in a building across the street from the main office building. American Income Marketing Services, a subsidiary of American Income, owns a 43,000 square foot facility located in Waco, Texas, housing American Income’s direct response operation. American Income also leases office space throughout the United States to support its marketing operations.

Family Heritage owns 50% of a partnership that owns an approximate 66,000 square foot building in Broadview Heights, Ohio (a suburb of Cleveland), serving as Family Heritage’s headquarters. The partnership also leases a portion of the building to unrelated tenants.

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

As previously reported, Torchmark subsidiaries are currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty-seven states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any liability. The audits are wide-ranging and seek large amounts of data regarding claims handling, procedures, and payments of contract benefits arising from unreported death claims. Amounts that could be payable to insurance beneficiaries and to the states for the escheatment of abandoned property represent insurance liabilities and are included in the Company’s estimate of policy benefits under the caption “Total policy liabilities” on the Consolidated Balance Sheets. No estimate of range can be made for loss contingencies related to possible administrative penalties or amounts that could be payable to the states for the escheatment of abandoned property at this time.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 2,996 shareholders of record on December 31, 2014, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are presented in the following table. Per share amounts have been retrospectively adjusted for the three-for-two stock split effective July 1, 2014.

		2014 Market Price		Dividends Per Share
Quarter		High	Low
1		$53.51	$48.37	$.1133
2		55.07	50.97	.1267
3		55.68	52.37	.1267
4		55.42	50.32	.1267
Year-end closing price	$54.17

		2013 Market Price		Dividends Per Share
Quarter		High	Low
1		$39.87	$35.03	$.1000
2		43.81	38.76	.1133
3		48.65	43.89	.1133
4		52.35	47.11	.1133
Year-end closing price	$52.10

(c)	Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2014

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	811,046	$52.02	811,046
November 1-30, 2014	607,000	53.45	607,000
December 1-31, 2014	608,448	53.55	608,448

On August 6, 2014, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

(e)	Performance Graph

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 6.    Selected Financial Data

The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:

(Amounts in thousands except per share and percentage data)

Year ended December 31,	2014	2013	2012	2011	2010
Premium revenue:
Life	$1,966,300	$1,885,332	$1,808,524	$1,726,244	$1,663,699
Health	1,242,720	1,166,410	1,047,379	929,466	987,421
Other	400	532	559	608	638
Total	3,209,420	3,052,274	2,856,462	2,656,318	2,651,758
Net investment income	729,207	709,743	693,644	693,028	676,364
Realized investment gains (losses)	23,548	7,990	37,833	25,904	37,340
Total revenue	3,964,296	3,771,938	3,589,516	3,377,401	3,367,632
Income from continuing operations	542,939	528,472	529,324	497,616	504,095
Income from discontinued operations	0	0	0	0	29,784
Loss on disposal, net of tax	0	0	0	(455)	(35,013)
Net income	542,939	528,472	529,324	497,161	498,866
Per common share:
Basic earnings:
Income from continuing operations(4)	4.15	3.84	3.65	3.06	2.75
Income (loss) from discontinued operations(4)	0.00	0.00	0.00	0.00	(0.02)
Net income(4)	4.15	3.84	3.65	3.06	2.73
Diluted earnings:
Income from continuing operations(4)	4.09	3.79	3.60	3.02	2.73
Income (loss) from discontinued operations(4)	0.00	0.00	0.00	0.00	(0.03)
Net income(4)	4.09	3.79	3.60	3.02	2.70
Cash dividends declared(4)	0.51	0.45	0.40	0.31	0.27
Cash dividends paid(4)	0.49	0.44	0.38	0.30	0.27
Basic average shares outstanding(4)	130,722	137,647	144,921	162,417	183,014
Diluted average shares outstanding(4)	132,640	139,564	146,848	164,723	184,685
As of December 31,	2014	2013	2012	2011	2010
Cash and invested assets(1)	$15,058,996	$13,456,944	$14,155,919	$12,437,699	$11,563,656
Total assets(1)	20,214,730	18,191,744	18,776,910	16,588,272	15,622,973
Short-term debt	238,398	229,070	319,043	224,842	198,875
Long-term debt(2)	992,130	990,865	989,686	914,282	913,354
Shareholders’ equity	4,697,466	3,776,342	4,361,786	3,859,631	3,667,329
Per diluted share(4)	36.19	27.66	30.56	25.27	20.24
Effect of fixed maturity revaluation on diluted equity per share(3,4)	8.28	1.81	7.07	3.96	0.37
Annualized premium in force:
Life(1)	2,044,545	1,955,401	1,895,017	1,813,705	1,753,046
Health(1)	1,263,412	1,210,207	1,228,502	1,016,393	973,625
Total	3,307,957	3,165,608	3,123,519	2,830,098	2,726,671
Basic shares outstanding(4)	127,930	134,252	141,353	150,869	178,297
Diluted shares outstanding(4)	129,812	136,537	142,707	152,712	181,222
(1)	At December 31, 2012, cash and invested assets included $615 million, total assets included $869 million, annualized life premium in force included $949 thousand, and annualized health premium in force included $188 million, representing the business acquired in the acquisition of Family Heritage in 2012.
(2)	Includes Torchmark’s 7.1% Junior Subordinated Debentures reported as “Due to affiliates” on the Consolidated Balance Sheets at year ends 2010 through 2011 in the amount of $123.7 million.
(3)	There is an accounting rule (ASC 320-10-35-1) requiring available-for-sale fixed maturities to be revalued at fair value each period. The effect of this rule on diluted equity per share reflects the amount added or (deducted) under this rule to produce GAAP Shareholders’ equity per share. Please see the explanation and discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.
(4)	Outstanding shares and per share amounts have been retrospectively adjusted for the three-for-two-stock split effective July 1, 2014.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and Torchmark’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

How Torchmark Views Its Operations:    Torchmark is the holding company for a group of insurance companies which market primarily individual life and supplemental health insurance, and to a limited extent annuities, to middle income households throughout the United States. We view our operations by segments, which are the insurance product lines of life, health, Medicare Part D, and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment. As described in Note 14—Business Segments in the Notes to Consolidated Financial Statements, we reorganized our segment structure to separate our Medicare Part D health insurance business from our other health insurance activities as a stand-alone segment, because management determined that Part D meets the criteria of a distinct segment under accounting guidance. Prior period results have been retrospectively adjusted for comparability.

Insurance Product Line Segments.    As fully explained in Note 14, the insurance product line segments involve the marketing, underwriting, and the administration of policies. Each product line is further segmented by the various distribution units that market the insurance policies. Each distribution unit operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution units within the segment, the measure of profitability used by management is the underwriting margin, which is:

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

Net investment income

Less:

    Required interest on net policy liabilities

    Financing costs

The tables in Note 14 reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ending December 31, 2014. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Acquisition:    On November 1, 2012, we acquired Family Heritage, a previously privately-held supplemental health insurance carrier. Information about this acquisition can be found in Note 6—Acquisition in the Notes to Consolidated Financial Statements. The results of Family Heritage subsequent to our acquisition are included in this discussion within our health insurance segment.

Analysis of Profitability by Segment

(Dollar amounts in thousands)

	2014	2013	2012	2014 Change	%	2013 Change	%
Life insurance underwriting margin	$556,489	$545,059	$509,476	$11,430	2	$35,583	7
Health insurance underwriting margin*	199,319	196,507	163,984	2,812	1	32,523	20
Medicare Part D underwriting margin*	27,266	35,300	33,357	(8,034)	(23)	1,943	6
Annuity underwriting margin	4,312	3,939	3,465	373	9	474	14
Excess investment income	225,091	218,826	236,644	6,265	3	(17,818)	(8)
Other insurance:
Other income	2,354	2,208	1,898	146	7	310	16
Administrative expense	(179,955)	(178,898)	(165,405)	(1,057)	1	(13,493)	8
Corporate and adjustments	(40,362)	(34,137)	(29,827)	(6,225)	18	(4,310)	14

Pre-tax total	794,514	788,804	753,592	5,710	1	35,212	5
Applicable taxes	(260,046)	(258,137)	(246,945)	(1,909)	1	(11,192)	5

Total	534,468	530,667	506,647	3,801	1	24,020	5
Realized gains (losses)—investments (after tax)**	15,306	3,965	24,591	11,341		(20,626)
Acquisition expense—Family Heritage (after tax)	0	0	(1,914)	0		1,914
Family Heritage acquisition finalization adjustments (after tax)	0	522	0	(522)		522
Legal settlement expenses (after tax)	(1,519)	(5,931)	0	4,412		(5,931)
Guaranty Fund assessment (after tax)	0	(751)	0	751		(751)
Administrative settlements (after tax)	(5,316)	0	0	(5,316)		0

Net income	$542,939	$528,472	$529,324	$14,467	3	$(852)	0

*	Retrospectively adjusted to give effect to the reorganization of segments described in Note 14 in the Notes to Consolidated Financial Statements.
**	See the discussion of Realized Gains and Losses in this report.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations:    Net income was $543 million in 2014, compared with $528 million in 2013. Net income declined slightly in 2013 from $529 million in 2012. On a diluted per share basis, 2014 net income rose 8% to $4.09 after a 5% increase in 2013. Net income per diluted share in 2013 rose to $3.79 from $3.60 in 2012. The per-share results have exceeded the growth in dollar amounts due to our share repurchase program. Also, each year’s per share net income was affected by realized investment gains, which were $0.12, $0.03, and $0.17 in 2014, 2013 and 2012, respectively. More information concerning realized investment gains and losses can be found under the caption Realized Gains and Losses in this report where there is a more complete discussion. Also, as explained in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, we do not consider non-operating items which are not related to the current ongoing reporting performance of our segments as indicated in the chart above to be part of our segment operating income.

As shown in the above chart, after-tax segment results of operations rose each year over the prior year from $507 million in 2012 to $531 million in 2013 to $534 million in 2014. The primary contributor to the growth in both 2014 and 2013 was the underwriting margin in our life insurance segment, in which margins rose $11 million in 2014 and $36 million in 2013. The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented. Also contributing to growth in income in both years was our health insurance segment, which provided $3 million of additional margin in 2014 and $33 million in 2013. The 2013 larger increase in health margin was primarily due to the inclusion of Family Heritage’s health business for a full year since its acquisition in late 2012. Family Heritage accounted for $32 million of the increase in 2013 margin. Margins for the Medicare Part D segment declined 23% in 2014 to $27 million, primarily due to two costly Hepatitis C drugs which were not required to be covered until well after our 2014 pricing was finalized, as discussed more fully later in this report.

Excess investment income, the measure of profitability of our investment segment, increased to $225 million or 3% over the prior year amount of $219 million. This was the first time in four years the dollar amount of excess investment income exceeded the prior year’s amount. In 2013, excess investment income declined 8%. Although interest rates rebounded slightly during the first half of 2014, the low interest rate environment continued to pressure investment yields and spreads related to required interest on net policy liabilities throughout the three-year period. Excess investment income has also been hampered by a lag in government reimbursement of Medicare Part D costs. The effects of the low-interest-rate environment and the impact of the Part D business on investment income is discussed more fully later in this report under the caption Investments.

The inclusion of Family Heritage’s administrative expenses for a full year for the first time added $8 million of additional administrative expense in 2013. In addition, in both 2014 and 2013, there were increases in stock compensation expense which negatively affected the results during the year. Stock compensation increased $7 million in 2014 and $4 million in 2013. These increases in stock compensation expense resulted primarily from the increase in the value of Torchmark’s stock rather than an increase in the number of grants.

Total revenues rose 5% in 2014 to $3.96 billion, after having risen 5% in 2013 to $3.77 billion. Life premium rose 4% or $81 million in 2014 to $1.97 billion. Life premium increased $77 million in 2013 to $1.89 billion. Net investment income rose $16 million in 2013, and rose 3% or $19 million in 2014. Health premium increased 7% to $1.24 billion in 2014 and contributed $76 million to 2014 revenue growth, after having gained 11% to $1.17 billion in 2013. Health premium contributed $119 million to 2013 revenue growth.

Life insurance premium and underwriting margins have grown steadily in each of the three years ending December 31. The increase in life premium was driven by sales growth and improvements in persistency. While premium and underwriting margins grew, margin as a percent of premium fell slightly in 2014 to 28%, after increasing from 28% to 29% from 2012 to 2013. These fluctuations were due primarily to changes in mortality. Net life sales increased 12% in 2014 to $378 million after decreasing 1% in 2013. The life insurance segment is discussed further in this report under the caption Life Insurance.

With regard to health insurance, we primarily market Medicare Supplement insurance, other limited-benefit products including cancer, and accident and health products. As noted earlier, 2013 and 2014 health premiums were positively affected by the inclusion of Family Heritage’s health premium for the full years. The inclusion of Family Heritage also caused our limited-benefit health premium, which is their primary focus, to exceed our Medicare Supplement premium in 2013 for the first time in several years. Prior to 2013, Medicare Supplement was our largest contributor to total health premium. Limited-benefit health continued to exceed Medicare Supplement in 2014. Limited-benefit health premium was $446 million in 2014, compared with $447 million in 2013. Limited-benefit premium increased 50% over 2012 limited-benefit health premium of $298 million, a result of the inclusion of Family Heritage’s business. Medicare Supplement premium was $423 million in 2014, increasing over the prior year’s premium for the first time in many years, as lapses exceeded new sales in prior year periods. Medicare Supplement premium was $417 million in 2013 and $432 million in 2012. The increase in 2014 premium resulted from sales in 2014 to certain large groups. Health margins have remained somewhat stable as a percentage of premium throughout the three-year period. See the discussion under Health Insurance for a more detailed discussion of health insurance results.

We also market Medicare Part D prescription drug insurance. Our Medicare Part D premium rose 16% in 2014 to $348 million, compared with $300 million in 2013 and $318 million in 2012. The higher premiums in both 2014 and 2012 were due to higher levels of low-income auto-enrollees in our plans for those years. Due to increased competition in the 2013 plan year, we experienced a decrease in 2013 Part D premium. Medicare Part D margins were negatively impacted in 2014, however, by several factors, including two high cost Hepatitis C drugs, the coverage of which was mandated by the Center for Medicare and Medicaid Services (CMS) in early 2014, well after our 2014 pricing was finalized, new taxes under the Affordable Care Act, and other higher drug costs due to rebate restructuring. As a percentage of premium, margins fell from 12% in 2013 to 8% in 2014. For the 2015 plan year, we will have a significantly lower number of auto-enrollees which should reduce our exposure to Hepatitis C drug claims, because approximately 85% of these claims in 2014 were related to auto-enrollees. For more information on our Medicare Part D business, please refer to our discussion under the caption Medicare Part D.

We do not currently market annuities. See the caption Annuities for discussion of the Annuity segment.

The investment segment’s pretax profitability, or excess investment income, is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to insurance products), and financing costs. In 2014, net investment income rose 3%, compared with 2% in 2013. As we view our segments, net investment income rose 3% in both periods. At the same time, our investment portfolio grew 3% and 9% in 2014 and 2013, respectively. In recent years, net investment income has not grown as fast as the portfolio. One reason that investment income has grown at a lower rate than mean invested assets has grown in recent years is that new investments have been made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Also, there is sometimes a lag between the time when proceeds from maturities and dispositions are received and when the proceeds are reinvested, during which the funds are held in cash. Growth in total investment income is also somewhat negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments. In 2014, net investment income was negatively impacted by events affecting our Medicare Part D business. Under the program, we are required to cover certain claim costs in the current period that are the federal government’s responsibility, but are not reimbursed until late in the next calendar year. This delay in reimbursement substantially reduced our funds available for investment in 2014, with the result of reduced investment income in 2014 and 2015.

The interest required on net policy liabilities is deducted from net investment income, and generally grows in conjunction with the net policy liabilities that are supported by the invested assets. The lower new-money yields resulting from the low-interest-rate environment noted above have compressed excess investment income as required interest has continued to grow at approximately the same rate that net policy liabilities have grown. We have implemented certain strategies to offset this effect, including increasing premium rates on sales of new products as discussed under the caption Investments. Financing costs, which consist of the interest required for debt service on our long and short-term debt, are also deducted from net investment income. Financing costs in 2013 were stable at $80 million, but declined 5% in 2014. The 2014 decline resulted from the maturity and repayment in 2013 of our $94.5 million principal amount 7 3/8% Notes.

Torchmark’s current investment policy regarding fixed maturities limits new fixed maturity acquisitions to investment-grade securities generally with longer maturities (often exceeding twenty years) that meet our quality and yield objectives. Approximately 97% of our invested assets at fair value consist of fixed maturities of which 96% were investment grade at December 31, 2014. The average quality rating of the portfolio was A-. The portfolio contains no securities backed by sub prime or Alt-A mortgages, no direct investment in residential mortgages, no counterparty risks, no credit default swaps, or other derivative contracts. See the analysis of excess investment income and investment activities under the caption Investments in this report and Note 4—Investments in the Notes to Consolidated Statements of Operations for a more detailed discussion of this segment.

In 2012 and 2013, we engaged in a debt restructuring program which resulted in a reduction in financing costs. We issued two new debt offerings during 2012: our $300 million principal amount 3.8% Senior Notes due 2022 and our $125 million principal amount 5.875% Junior Subordinated Debentures due 2052, both issued in September. Proceeds from the Senior Notes were $297 million, but $150 million were purchased by our insurance subsidiaries and were eliminated in consolidation. Proceeds from this offering provided funding for the retirement of our 7 3/8% Senior Notes, which matured and were repaid in August, 2013, and for the acquisition of Family Heritage in November, 2012. The $121 million net proceeds from the Subordinated Debentures were used to fund the call of our $120 million principal amount 7.1% Trust Originated Preferred Securities in October, 2012. More information on these transactions can be found in Note 6—Acquisition and Note 11—Debt in the Notes to Consolidated Financial Statements and in our discussion of Capital Resources in this report.

In each of the years 2012 through 2014, net income was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. As reported in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements

under the caption Settlements, we were involved in certain issues in which we incurred settlement losses and expenses. In connection with the 2012 purchase of Family Heritage, as described in Note 6—Acquisition, we incurred $2.9 million of acquisition-related expenses ($1.9 million after tax). During 2013, Torchmark incurred a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax), resulting from events in years prior to 2012. Also in 2013, we resolved a legal matter related to a non-insurance issue in the amount of $500 thousand ($325 thousand after tax), and settled additional litigation related to prior years in the amount of $8.6 million ($5.6 million after tax). During 2014, Torchmark accrued for certain litigation matters in the net amount of $3.7 million ($2.4 million after tax) that were not directly related to its insurance operations. Additionally, Torchmark received $1.3 million ($853 thousand after tax) in settlement of litigation regarding investments. Also in 2014, the Company recorded $8.2 million in administrative settlements ($5.3 million after tax) related to benefits paid for deaths occurring in prior years where claims were not filed. All of these items have been expensed in the Consolidated Statements of Operations. However, as described in Note 1, we remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such matters from our segment analysis for current periods.

Torchmark has in place an ongoing share repurchase program which began in 1986. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. The following chart summarizes share purchase activity for each of the three years ended December 31, 2014.

Analysis of Share Purchases

(Amounts in thousands)

	2014		2013*		2012*
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow and borrowings	7,155	$375,042	8,280	$360,001	11,219	$360,490
Option proceeds	1,394	74,266	2,789	122,263	6,438	209,675

Total	8,549	$449,308	11,069	$482,264	17,657	$570,165

*	Share purchases for the years 2013 and 2012 have been retrospectively adjusted for the three-for-two stock split effective July 1, 2014.

Option proceeds were unusually high in 2012 due to option holders exercising several years of option grants that expired in 2012.

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow and borrowings.

A discussion of each of Torchmark’s segments follows. The following discussions are presented in the manner we view our operations, as described in Note 14—Business Segments.

Life Insurance.    Life insurance is our largest insurance segment, with 2014 life premium representing 62% of total premium. Life underwriting income before other income and administrative expense represented 71% of the total in 2014. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

Life insurance premium rose 4% to $1.97 billion in 2014 after having increased 4% in 2013 to $1.89 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows:

LIFE INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$766,458	39%	$715,366	38%	$663,696	37%
Direct Response	702,023	36	663,544	35	630,111	35
Liberty National Exclusive Agency	272,265	14	275,980	15	281,723	15
Other Agencies	225,554	11	230,442	12	232,994	13

	$1,966,300	100%	$1,885,332	100%	$1,808,524	100%

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

Annualized life premium in force was $2.04 billion at December 31, 2014, an increase of 5% over $1.96 billion a year earlier. Annualized life premium in force was $1.90 billion at December 31, 2012.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$172,271	45%	$152,646	45%	$158,609	46%
Direct Response	158,089	42	144,363	43	140,928	41
Liberty National Exclusive Agency	34,402	9	31,050	9	32,296	10
Other Agencies	13,492	4	11,000	3	11,331	3

	$378,254	100%	$339,059	100%	$343,164	100%

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$134,202	50%	$127,978	50%	$126,223	49%
Direct Response	100,287	37	93,089	36	93,374	37
Liberty National Exclusive Agency	25,777	9	25,580	10	26,533	10
Other Agencies	10,473	4	9,962	4	9,660	4

	$270,739	100%	$256,609	100%	$255,790	100%

The American Income Exclusive Agency has historically focused primarily on marketing to members of labor unions. While the labor union market is still the backbone of American Income’s business, the agency has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. It is Torchmark’s highest margin business. The American Income Agency was also the largest contributor to life premium and net sales of any Torchmark distribution method in 2014. Life premium for this agency rose 7% to $766 million, after having risen 8% in 2013. Net sales rose 13% in 2014 to $172 million, after having declined 4% in 2013. Net sales rose 12% in 2012. The average face amount of policies issued in 2014 was approximately $30 thousand. As is the case with all of Torchmark’s agency distribution systems, continued increases in product sales are largely dependent on increases in agent count. The American Income agent count was 6,434 at December 31, 2014 compared with 5,302 a year earlier, an increase of 21%. The agent count increased 2% in 2013 and 18% in 2012. The average agent count for 2014 was 5,868. The average agent count is based on the actual count at the end of each week during the year. Management’s primary objective is to grow middle management in the agency to help ensure sustainable growth. This is being achieved through an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. We have also begun providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibilities. We believe that these initiatives will continue to promote enthusiasm in the field and will drive increases in agent retention and sales activity.

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

The Direct Response operation accounted for 36% of our life insurance premium during 2014, increasing 6% over 2013 premium. Life premium for this unit rose 5% in 2013 and 6% in 2012. Net sales rose 10% to $158 million in 2014 after a 2% increase in 2013, due to growth in electronic media activity. First-year collected premium increased 8% to $100 million in 2014 and was flat in 2013 compared to 2012. The average face amount of policies issued in 2014 was approximately $17 thousand.

The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $272 million in 2014, a 1% decrease compared with $276 million in 2013. Life premium declined 2% in 2013 from 2012. First year collected premium increased 1% in 2014, however, after having declined 4% in 2013. The average face amount of life policies issued in 2014 was approximately $23 thousand.

The Liberty National Agency’s net sales rose 11% to $34 million in 2014, after having declined 4% a year earlier. The increase in net sales during 2014 marks the first increase in several years, reflecting changes in structure of the agency that management has put in place in recent years. As is the case with all of our agencies, sales are driven by the size of the agent force. The Liberty agency had 1,498 producing agents at December 31, 2014 compared with 1,430 a year earlier, an increase of 5%. The producing agent count increased 1% during 2013 from 1,419. The average agent count for 2014 was 1,505. Agent counts declined during the fourth quarter of 2014 as the agency focused somewhat less on recruiting, due to the increased emphasis on annual worksite renewals.

Our long term plans to grow this agency involve expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. We believe that expansion of this Agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, a prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.

We also offer life insurance through Other Agencies consisting of the Military Agency, the United American Independent Agency, and other small sales agencies. The Military Agency consists of a nationwide independent agency whose sales force is comprised primarily of former military officers who sell primarily to commissioned and noncommissioned military officers and their families. This business consists of whole-life products with term insurance riders. Military premium represented 9% of life premium at December 31, 2014. The United American Independent Agency represented approximately 1% of Torchmark’s total life premium at that date, as their sales of Torchmark products consist primarily of health insurance.

LIFE INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,966,300	100%	$1,885,332	100%	$1,808,524	100%

Policy obligations	1,293,384	66	1,227,857	65	1,172,020	65
Required interest on reserves	(530,192)	(27)	(508,236)	(27)	(483,892)	(27)

Net policy obligations	763,192	39	719,621	38	688,128	38
Commissions, premium taxes, and non-deferred acquisition expenses	143,174	7	131,721	7	137,115	8
Amortization of acquisition costs	503,445	26	488,931	26	473,805	26

Total expense	1,409,811	72	1,340,273	71	1,299,048	72

Insurance underwriting margin before other income and administrative expenses	$556,489	28%	$545,059	29%	$509,476	28%

Gross margins, as indicated by insurance underwriting margin before other income and administrative expense, rose 2% in 2014 and 7% in 2013. The margin increased to $556 million in 2014 after rising to $545 million in 2013. The steady growth in premium contributed to margin growth in all periods. As a percentage of premium, however, an increase in policy obligations resulted in a slightly lower margin in 2014. Policy obligations fluctuate from period to period as a result of mortality. In both 2013 and 2014, percentage margins were positively affected by our conservation program and the permitted increases in the deferrals of our internet-related direct response acquisition costs.

Health Insurance.    Health insurance sold by Torchmark includes primarily Medicare Supplement coverage to enrollees in the federal Medicare program, cancer coverage, accident coverage, and other limited-benefit supplemental health products. As discussed in Note 14—Business Segments in the Notes to Consolidated Financial Statements, Medicare Part D is now reported as a separate Torchmark segment and is no longer included in the discussion of Torchmark’s other health products. See the discussion of Medicare Part D later in this report. In this discussion of health business, all health coverage plans other than Medicare Supplement are classified here as limited-benefit plans.

Health premium represented 27% of Torchmark’s total premium income in 2014, compared with 28% in 2013 and 26% in 2012. Health underwriting margin accounted for 25% of the total in 2014, compared with 25% in 2013 and 23% in 2012. Health results in 2014 and 2013 were positively affected by the late 2012 addition of Family Heritage. Family Heritage added $205 million and $191 million of health premium in 2014 and 2013, respectively, compared with $30 million in 2012. The following table indicates health insurance premium income by distribution channel for each of the last three years.

HEALTH INSURANCE

Premium by Distribution Method

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$19,028		$24,173		$26,377
Medicare Supplement	286,340		274,125		272,382

	305,368	35%	298,298	35%	298,759	41%
Liberty National Exclusive Agency
Limited-benefit plans	143,722		152,415		162,607
Medicare Supplement	78,295		88,849		100,928

	222,017	25	241,264	28	263,535	36
American Income Exclusive Agency
Limited-benefit plans	78,244		78,862		78,957
Medicare Supplement	478		573		683

	78,722	9	79,435	9	79,640	11
Family Heritage Exclusive Agency
Limited-benefit plans	204,667		190,923		30,119
Medicare Supplement	0		0		0

	204,667	24	190,923	22	30,119	4
Direct Response
Limited-benefit plans	805		313		341
Medicare Supplement	57,861		53,585		57,625

	58,666	7	53,898	6	57,966	8
Total Premium
Limited-benefit plans	446,466	51	446,686	52	298,401	41
Medicare Supplement	422,974	49	417,132	48	431,618	59

Total Premium	$869,440	100%	$863,818	100%	$730,019	100%

We market supplemental health insurance products through a number of distribution channels. The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE

Net Sales by Distribution Method

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$873		$916		$989
Medicare Supplement	82,971		40,512		41,218

	83,844	46%	41,428	38%	42,207	54%
Liberty National Exclusive Agency
Limited-benefit plans	17,084		13,906		14,274
Medicare Supplement	299		394		818

	17,383	10	14,300	13	15,092	19
American Income Exclusive Agency
Limited-benefit plans	9,162		6,985		8,695
Medicare Supplement	0		0		0

	9,162	5	6,985	6	8,695	11
Family Heritage Exclusive Agency
Limited-benefit plans	47,102		43,520		7,441
Medicare Supplement	0		0		0

	47,102	26	43,520	39	7,441	10
Direct Response
Limited-benefit plans	6		591		727
Medicare Supplement	23,099		3,685		3,876

	23,105	13	4,276	4	4,603	6
Total Net Sales
Limited-benefit plans	74,227	41	65,918	60	32,126	41
Medicare Supplement	106,369	59	44,591	40	45,912	59

Total Net Sales	$180,596	100%	$110,509	100%	$78,038	100%

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE

First-Year Collected Premium by Distribution Method

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$710		$795		$838
Medicare Supplement	49,519		38,399		33,176

	50,229	42%	39,194	39%	34,014	50%
Liberty National Exclusive Agency
Limited-benefit plans	13,132		12,010		13,105
Medicare Supplement	306		558		1,127

	13,438	11	12,568	12	14,232	21
American Income Exclusive Agency
Limited-benefit plans	9,500		8,957		10,364
Medicare Supplement	0		0		0

	9,500	8	8,957	9	10,364	15
Family Heritage Exclusive Agency
Limited-benefit plans	36,392		36,340		5,710
Medicare Supplement	0		0		0

	36,392	31	36,340	36	5,710	8
Direct Response
Limited-benefit plans	143		544		623
Medicare Supplement	9,196		3,310		3,714

	9,339	8	3,854	4	4,337	6
Total First-Year Collected Premium
Limited-benefit plans	59,877	50	58,646	58	30,640	45
Medicare Supplement	59,021	50	42,267	42	38,017	55

Total	$118,898	100%	$100,913	100%	$68,657	100%

Health premium, rose 1% to $869 million in 2014, after having increased 18% in 2013 to $864 million. However, if the premium of Family Heritage were removed for comparability in 2013 and 2012, health premium would have declined 4% in 2013. The decline in 2013 premium resulted primarily from a run-off of a block of discontinued hospital-surgical plans. This runoff had been ongoing for a number of years. In 2014, this runoff is thought to have substantially run its course. Net sales increased 63% in 2014 to $181 million, after having increased 42% in 2013. The 2014 increase was caused by the more than double growth in Medicare Supplement sales. These sales occurred in both the United American Independent Agency and in the Direct Response Group. These increases were primarily the result of strong group sales of Medicare Supplement which can vary significantly from period to period. The 2013 increase was primarily a result of the acquisition of Family Heritage, which contributed $44 million to the growth in 2013 compared with $7 million in 2012. First-year collected premium increased 18% in 2014 and 47% in 2013, as a result of the increased sales in both 2014 and 2013, and the addition of Family Heritage first-year premium for a full year in 2013 for the first time.

The addition of Family Heritage’s sales and premium from limited-benefit products has resulted in limited-benefit health premium exceeding Medicare Supplement premium income in 2013 for the first time in several years and continuing to lead in premium in 2014. However, due to increased Medicare Supplement group sales, Medicare Supplement net sales exceeded limited-benefit net sales in 2014. Limited-benefit premium represented 51% of total health premium in 2014 and 52% in 2013, but represented 41% in 2012. However, as noted above, Medicare Supplement sales rose 139% to $106 million in 2014 due to the high group sales, which represented 59% of net health sales in 2014. Medicare Supplement sales were 40% of the total in 2013 and 59% in 2012. As mentioned previously, group Medicare Supplement sales fluctuate significantly from period to period.

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

The UA Independent Agency is Torchmark’s largest in terms of health premium income, producing 35% of health premium in 2014. This Agency is composed of independent agencies appointed with Torchmark whose sizes range from very large, multi-state organizations down to one-person offices. All of these agents generally sell for a number of insurance companies. Torchmark had 3,161 active producing agents at December 31, 2014 compared with 2,414 a year earlier. This Agency is our largest producer of Medicare Supplement insurance, with $286 million or 68% of our Medicare Supplement premium income in 2014. Net sales for this Agency were $84 million in 2014, consisting almost entirely of Medicare Supplement business. These net sales were more than double the net sales of $41 million in 2013. In 2013, they had declined 2%. Total health premium income for the UA Independent Agency was $305 million in 2014, an increase of 2% from $298 million in 2013. Premium income had declined very slightly in 2013.

The Family Heritage Exclusive Agency was acquired by Torchmark’s acquisition of Family Heritage on November 1, 2012 as discussed in Note 6—Acquisition in the Notes to Consolidated Financial Statements. This agency markets primarily limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return-of-premium, whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. The Family Heritage Agency is our largest agency in terms of limited-benefit health net sales, adding $47 million in net sales in 2014, compared with $44 million in 2013, an increase of 8%. This agency’s $205 million in health premium income during 2014 represented 24% of Torchmark’s total. Premium in 2014 increased 7% over 2013 premium of $191 million. The producing agent count was 785 agents at December 31, 2014, compared with 695 agents at December 31, 2013. The average agent count for 2014 was 740. The agent count was 702 at December 31, 2012. Management expects to grow this agency going forward through geographic expansion and incorporation of Torchmark’s recruiting programs.

The Liberty National Exclusive Agency represented 25% of all Torchmark health premium income at $222 million in 2014. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of the Liberty’s health business is now generated through worksite marketing which targets small businesses of 10 to 25 employees. In 2014, health premium income in the Agency declined 8% from prior year premium of $241 million, after also declining 8% in 2013. These premium declines were due primarily to the runoff of a block of discontinued hospital-surgical business as well as an earlier restructuring of this Agency to a variable-cost, commission-driven model. The Liberty Agency experienced growth in net health sales in 2014 of 22% to $17 million. The agent count at Liberty was 1,498 at 2014 year end, an increase of 5% over year end 2013 and 6% over year end 2012.

The American Income Exclusive Agency, predominantly a life insurance distribution channel, was our fourth largest health insurance distributor based on premium income in 2014. Its health plans are comprised of various limited-benefit plans. Approximately 68% of the agency’s 2014 health premium was from accident policies. Sales of the plans by this Agency are generally made in conjunction with a life policy being sold to the same customer.

Health premium at this agency was $79 million in both 2014 and 2013. In 2013, it had declined slightly from $80 million. However, health net sales rose 31% in 2014 to $9 million, after falling 20% in 2013 to $7 million. Because this agency focuses on life products, health net sales comprised only 5% of the American Income Agency’s total net sales in 2014.

Direct Response, primarily a life operation, also offers health insurance, which is predominantly Medicare Supplements sold directly to employer or union sponsored groups. In 2014, net health sales were $23 million, compared with $4 million in 2013 and $5 million in 2012. The large increase in Direct Response net sales in 2014 was due to the addition of a large Medicare Supplement group, which is not indicative of a trend. In 2014, health net sales for this group represented approximately 13% of Direct Response’s total life and health net sales. Direct Response health premium income was $59 million in 2014, increasing 9% over 2013 premium of $54 million. Health premium declined 7% in 2013.

As presented in the following table, Torchmark’s health insurance underwriting margin before other income and administrative expense increased 1% to $199 million in 2014, after an increase of 20% to $197 million in 2013. Family Heritage contributed $32 million of the $33 million 2013 increase. As a percentage of premium income, margins were 23% in both 2014 and 2013 as compared with 22% in 2012.

HEALTH INSURANCE

Summary of Results

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$869,440	100%	$863,818	100%	$730,019	100%

Policy obligations	559,817	64	558,982	65	472,988	65
Required interest on reserves	(64,401)	(7)	(59,858)	(7)	(40,963)	(6)

Net policy obligations	495,416	57	499,124	58	432,025	59
Commissions, premium taxes, and non-deferred acquisition expenses	79,475	9	75,895	9	52,625	8
Amortization of acquisition costs	95,230	11	92,292	10	81,385	11

Total expense	670,121	77	667,311	77	566,035	78

Insurance underwriting income before other income and administrative expense	$199,319	23%	$196,507	23%	$163,984	22%

Medicare Part D.    Torchmark, through its subsidiary United American, offers coverage under the government’s Medicare Part D plan. The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries. Part D is regulated and partially funded by CMS for participating private insurers like United American. Under Part D, private carriers are the primary insurers, while CMS provides significant premium subsidies and reinsurance. Our Medicare Part D product is sold through the Direct Response operation and to groups through the UA Independent Agency.

Medicare Part D

Selected Financial Information

(Dollar amounts in thousands)

	2014	2013	2012
	Amount	Amount	Amount
Premium(1)	$347,805	$300,008	$317,764
Net sales(2)	186,170	78,698	114,489
First-year collected premium(3)	94,982	66,209	153,509

(1)	Total Medicare Part D premium excludes $25.5 million and $2.6 million of risk-sharing premium received in 2014 and 2013, respectively, and $404 thousand in 2012 of risk-sharing premium paid to the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.
(2)	Net sales for Medicare Part D represents only new first-time enrollees.
(3)	First-year collected premium for Medicare Part D represents only premium collected within the first twelve months from new first-time enrollees.

Total Medicare Part D premium was $348 million in 2014, compared with $300 million in 2013 and $318 million in 2012. Part D net sales were $186 million in 2014, compared with $79 million in 2013 and $114 million in 2012. The unusual increase in 2014 net sales was due to the addition in 2014 of the auto-enrollees as noted below. We count only sales to new first-time enrollees in net sales, and the majority of premium income is from previous enrollees. Total enrollees in the program were 269 thousand at the beginning of the 2014 plan year, 254 thousand at the beginning of the 2013 plan year, and 215 thousand at the beginning of the 2012 plan year.

Changes in Part D premium generally result from changes in the number of enrollees, which are heavily influenced by new sales. In 2012, the Company issued a new lower cost Part D plan allowing us to pick up a large number of auto-enrollees in 21 regions with resulting higher sales. In 2013, due to intensified price competition, we qualified for new low-income auto-enrollees in only 7 regions but were able to keep prior year auto-enrollees in 14 regions and maintain our presence in 21 regions. In 2014, Torchmark qualified to receive new Part D auto-enrollees in 15 regions and also qualified to retain prior year auto-enrollees in 8 regions, for a total of 23 regions. These variations in the number of new auto-enrollees caused the changes in Part D net sales, premium, and enrollee counts, including the large increases in 2014 and the declines in 2013. The 2013 decline was also influenced by the loss of several employer group Part D cases at the end of 2012.

As presented in the following table, margins decreased 23% in 2014 to $27 million, even though premium rose 16%. Premiums were increased for the year 2014 to cover higher anticipated non-deferred acquisition expenses. As such, we expected significantly lower obligation ratios in 2014. However, due primarily to unexpected costs related to two Hepatitis C drugs, the coverage of which was mandated by CMS Administration early in 2014, well after our 2014 pricing was finalized, the obligation ratios for 2014 increased from 82% to 83%. Non-deferred acquisition cost ratios were significantly higher, as planned in our pricing, due to (1) new taxes imposed by the Affordable Care Act, (2) higher costs related to a change in the structure of drug rebates, and (3) higher costs related to the increased volume of enrollees. As a percentage of premium, underwriting margin for 2014 fell to 8%, compared with 12% for 2013. In 2013, margins increased 6% to $35 million, even though premium declined 6%. As a percentage of premium, margins rose from 10% to 12%. The benefit ratio declined 2%, as a result of lower claims experience in the group market in 2013. Group Part D claims tend to fluctuate from year to year.

Medicare Part D

Summary of Results

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium(1)	$347,805	100%	$300,008	100%	$317,764	100%

Policy obligations	290,341	83	247,496	82	266,957	84
Commissions, premium taxes, and non-deferred acquisition expenses	26,613	8	14,027	5	14,498	5
Amortization of acquisition costs	3,585	1	3,185	1	2,952	1

Total expense	320,539	92	264,708	88	284,407	90

Insurance underwriting income before other income and administrative expense	$27,266	8%	$35,300	12%	$33,357	10%

(1)	Total Medicare Part D premium excludes $25.5 million and $2.6 million of risk-sharing premium received in 2014 and 2013 respectively, and $404 thousand in 2012 of risk sharing premium paid to the Centers for Medicare and Medicaid Services consistent with the Medicare Part D contract. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

For 2015, we do not expect Hepatitis C claims to have the same negative impact on margins that they had in 2014, as our 2015 pricing reflects the cost of these drugs. In addition, we will have significantly less auto-enrollees in 2015. Auto-enrollees accounted for approximately 85% of our 2014 Hepatitis C claims.

Total enrollees in the program were 249 thousand at the beginning of the 2015 plan year, compared with 269 thousand in 2014. We expect that Part D margins will be flat to slightly lower in 2015, based on a preliminary analysis of the risk scores and claims history of our 2015 enrollees.

We participate in the Medicare Part D program because it complements our Medicare Supplement products, it provides us with incremental income, we have extensive experience with the senior-age market, and the government assurances with regard to the risk-sharing agreements for participating insurers limit our risk. Additionally, due to our experience with service to the senior-age market and the use of our existing Direct Response marketing system, entry to this business required little new investment. However, as with any government-sponsored program, the possibility of regulatory changes could change the outlook for this market.

Annuities.    Our fixed annuity balances at the end of 2014, 2013, and 2012 were $1.36 billion, $1.38 billion, and $1.35 billion, respectively. Underwriting income was $4.3 million, $3.9 million, and $3.5 million in each of the respective years.

While the fixed annuity account balance has remained relatively stable each year over the prior year, underwriting income has increased each year over the prior year. Policy charges have actually declined slightly in each successive year. The majority of policy charges consist of surrender charges which are not based on account size. A considerable portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements, which can result in negative net policy obligations. In the three-year period, however, spreads tended to level as crediting rates reached guaranteed minimums.

We do not currently market annuity products, favoring instead protection-oriented life and health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

Administrative expenses.    Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2014.

Operating Expenses Selected Information

(Dollar amounts in thousands)

	2014		2013		2012
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$83,625	2.6%	$82,739	2.7%	$77,137	2.7%
Non-salary employee costs	28,095	0.9	33,589	1.1	28,344	1.0
Other administrative expense	57,717	1.8	52,757	1.8	51,228	1.8
Legal expense—insurance	10,518	0.3	9,813	0.3	8,696	0.3

Total insurance administrative expenses	179,955	5.6%	178,898	5.9%	165,405	5.8%

Parent company expense	8,159		8,495		8,222
Stock compensation expense	32,203		25,642		21,605
Litigation settlements	2,337		500		0
State Guaranty Fund Assessment	0		1,155		0
Acquisition expenses of Family Heritage	0		0		2,944

Total operating expenses, per Consolidated Statements of Operations	$222,654		$214,690		$198,176

Insurance administrative expenses:
Increase (decrease) over prior year	0.6%		8.2%		4.0%

Total operating expenses:
Increase (decrease) over prior year	3.7%		8.3%		(1.7)%

Insurance administrative expenses rose 1% in 2014, after having increased 8% in 2013. As a percentage of premium, they increased .1% in 2013 to 5.9%, but declined .3% in 2014 to 5.6%. The inclusion of Family Heritage’s administrative expenses accounted for $8.1 million of the $13.5 million increase in total administrative expense in 2013. Non-salary employee costs increased 19% in 2013 but fell back 16% in 2014, close to 2012 levels. These fluctuations were caused in large part by adjustments to pension expenses primarily due to changes in interest rates in the financial markets. Stock compensation expense has risen in each successive year as the value of Torchmark stock has increased, resulting in higher values for grants of stock and options, as well as positive Company performance that caused an increase in the expense related to performance share grants. As stated in Note 14—Business Segments in the Notes to Consolidated Financial Statements, management views stock compensation expense as a corporate expense, and therefore treats it as a Parent Company expense.

As described in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements, we described certain litigation matters that were incurred in the years 2014 and 2013 that were not directly related to our ongoing core insurance operations. Management does not consider these litigation matters to be part of insurance administration expense, but instead considers them to be non-operating expenses. Also during 2013, Torchmark recorded an additional non-operating charge involving a state guaranty fund assessment in the amount of $1.2 million, resulting from events in years prior to 2012. We incurred expenses of $2.9 million related to the acquisition of Family Heritage in late 2012 as described in Note 6—Acquisition in the Notes to Consolidated Financial Statements. While all of these non-operating expenses were included in “Operating expenses” for the respective year in the Consolidated Statements of Operations in accordance with accounting guidance, they are removed by management from consideration when evaluating segment operating results.

Investments.    We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements. It is defined as net investment income less both the required interest attributable to net policy liabilities and the interest cost associated with capital funding or “financing costs.” We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used over $6.1 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income.    The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income

(Dollar amounts in thousands except for per share data)

	2014	2013	2012
Net investment income	$729,207	$709,743	$693,644
Reclassification of low income housing expense(1)	29,079	24,907	22,488
Reclassification of interest amount due to deconsolidation(2)	0	0	(214)

Adjusted net investment income (per segment analysis)	758,286	734,650	715,918
Interest on net insurance policy liabilities:
Interest on reserves	(649,848)	(625,388)	(584,148)
Interest on deferred acquisition costs	192,779	190,025	185,172

Net required interest	(457,069)	(435,363)	(398,976)
Financing costs	(76,126)	(80,461)	(80,298)

Excess investment income	$225,091	$218,826	$236,644

Excess investment income per diluted share(3)	$1.70	$1.57	$1.61

Mean invested assets (at amortized cost)	$13,278,028	$12,838,010	$11,750,059
Average net insurance policy liabilities(4)	8,227,741	7,840,078	7,093,560
Average debt and preferred securities (at amortized cost)	1,287,740	1,321,102	1,248,427

(1)	Reclassified amortization of non-guaranteed low-income housing interests included in “Net investment income” in the Consolidated Statements of Operations but recorded in “Income taxes” in the segment analysis. See Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Low-Income Housing Tax Credit Interests for an explanation.
(2)	Deconsolidation of trusts liable for Trust Preferred Securities required by accounting guidance. See Note 11—Debt in the Notes to Consolidated Financial Statements.
(3)	Per share amounts for 2013 and 2012 have been retrospectively adjusted for the three-for-two stock split effective July 1, 2014.
(4)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income increased $6 million or 3% in 2014 over the prior year. Excess investment income declined $18 million or 8% in 2013. Excess investment income has been pressured over the past three years as a result of the impact of lower interest rates on net investment income coupled with the increase in required interest on net policy liabilities discussed later under this caption. On a per diluted share basis, excess investment income increased 8% to $1.70 in 2014. Excess investment income declined 2% to $1.57 per share in 2013, after having risen 3% in the prior year. The greater increase in 2014 per-share amounts, as well as the smaller decline in 2013 relative to the changes in dollar amounts for excess investment income are a result of share repurchases.

The largest component of excess investment income is net investment income, as adjusted for the segment analysis, which rose 3% to $758 million in 2014. It increased 3% to $735 million in 2013 from $716 million in 2012. The inclusion of Family Heritage, acquired in late 2012, added $21 million of net investment income in 2013 compared with $3 million in 2012, accounting for the majority of the 2013 increase. However, growth in net investment income has generally been slower than growth in mean invested assets in recent years due to the declining interest rate environment. In 2014, fixed maturity yields averaged 5.91% on a tax-equivalent and effective-yield basis, compared with 5.94% in 2013 and 6.35% in 2012. Even though mean invested assets have increased each period, net investment income has grown at a slower pace as a result of the decline in average yields. In a declining rate environment, the overall portfolio yield will decrease as new money is invested at lower prevailing yields. The reduction in the average yields has primarily been the result of reinvesting proceeds from bonds that matured or were called at yield rates less than the rates we earned on the bonds before they matured or were called. While Family Heritage added incrementally to net investment income during 2014 and 2013, its lower-yielding portfolio has also contributed to the decline in the average fixed-maturity yield.

A major factor negatively affecting net investment income, especially in 2012 and 2013, was calls of fixed-maturity securities. During 2012, and to a lesser extent in 2013, we had an unusually large number of these calls, including $339 million of bank-issued hybrid securities in 2012 and $129 million in 2013. Fixed maturity securities are more likely to be called in a declining interest-rate environment, as these callable securities can often be refinanced at lower prevailing rates. In 2014, however, call activity has been more limited. We believe that it is unlikely that calls would have a material negative impact on investment income in the foreseeable future if our callable investments were called and the proceeds from those calls were reinvested at expected future new money rates. During 2014, the proceeds from all dispositions have been reinvested at yield rates closer to the yield rates on the disposed assets.

Net investment income has also been negatively affected in 2014 by the CMS requirement for us to pay certain Medicare Part D claims costs during the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. Because Part D claims have been unusually high in 2014, due to the approval of new Hepatitis C drugs discussed earlier in this report and higher overall drug costs, we have incurred extensive upfront costs that will not be reimbursed by CMS until late 2015. This delay in reimbursement has caused a delay in cash flows available for new investments that resulted in a loss of approximately $5 million of pre-tax net investment income in 2014, and will cause us to lose approximately $4 million of additional investment income in 2015. Please refer to Note 10¯Supplemental Disclosures of Cash Flow Information in the Notes to Consolidated Financial Statements.

Presented in the following chart is the growth in net investment income compared with the growth in mean invested assets.

	2014	2013	2012
Growth in net investment income	3.2%	2.6%	1.3%
Growth in mean invested assets (at amortized cost)	3.4	9.3	4.4

While net investment income in recent years has been negatively impacted by the factors discussed above, we would expect to see only modest declines in the average portfolio yield rate over the next few years compared with the larger declines in recent years. We anticipate that less than 2% of fixed maturities on average are expected to run off each year over the next five years. Overall, we are encouraged that the prospect of additional significant calls seems to be behind us and expected maturities should have lower yields than in the past.

Excess investment income is reduced by the required interest on net insurance policy liabilities because we consider these amounts to be components of the profitability of our insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products (formerly SFAS 60, now incorporated into ASC 944-20-05). This guidance mandates that interest rate assumptions be “locked in” for the life of that block of business. Each calendar year, we set the assumed discount rate to be used to calculate the benefit reserve liability and the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on the premiums received in the future from policies of that issue year, and cannot be changed except in the event of a premium deficiency. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the in force business by issue year.

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

Information about interest on policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities

(Dollar amounts in millions)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2014
Life and Health	$395.9	$6,888.9	5.75%
Annuity	61.2	1,338.8	4.57

Total	457.1	8,227.7	5.56
Increase in 2014	4.99%	4.94%
2013
Life and Health	$372.4	$6,516.9	5.71%
Annuity	63.0	1,323.2	4.76

Total	435.4	7,840.1	5.55
Increase in 2013	9.12%	10.52%
2012
Life and Health	$335.0	$5,820.1	5.76%
Annuity	64.0	1,273.5	5.03

Total	399.0	7,093.6	5.62
Increase in 2012	7.71%	6.64%

The combined weighted average discount rate decreased in 2013 due to the inclusion of Family Heritage for a full year.

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income.

The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs

(Amounts in thousands)

	2014	2013	2012
Interest on funded debt	$71,072	$75,136	$74,815
Interest on short-term debt	5,013	5,299	5,656
Other	41	26	41

Interest expense per Consolidated Statements of Operations	76,126	80,461	80,512
Reclassification of interest due to deconsolidation (1)	0	0	(214)

Financing costs	$76,126	$80,461	$80,298

(1)	See Principles of Consolidation in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements for an explanation of deconsolidation.

Financing costs decreased $4 million or 5% in 2014. They were essentially flat in 2013. The decrease in financing costs in 2014 was due to the maturity and repayment of our $94 million par amount $7.375% Notes during the third quarter of 2013. The increase in financing costs in 2013 reflects the increased interest expense from the issuance in September, 2012 of $300 million principal amount of our 3.8% Senior Notes due in 2022, $150 million of which is eliminated in consolidation. Also in September, 2012, we issued our 5.875% Junior Subordinated Debentures due 2052 for $125 million principal amount but called our $120 million 7.1% Trust Preferred Securities one month later. In both 2014 and 2013, interest on short-term debt declined primarily because of the reduction in the weighted-average interest rate on short-term debt. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt in the Notes to Consolidated Financial Statements.

As previously noted, growth rates in our excess investment income decline when growth in income from the portfolio is less than that of the interest required by policy liabilities and financing costs, such as we have experienced in recent periods. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates. We believe, however, the decline would be relatively slow, as, on average, only 1% to 2% of fixed maturities are expected to run off each year over the next five years.

In response to the lower interest rates, we raised the premium rates for new business on major life products in early 2012 and again in late 2013. The increased premium provides additional margin on these policies to help offset higher mandatory cash values and the possible future reductions in excess investment income. Despite these increases in premium rates, we have continued to see growth in net sales.

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

Investment Acquisitions.    Torchmark’s current investment policy calls for investing almost exclusively in investment-grade fixed maturities generally with long maturities (maturity date more than 20 years after acquisition date) that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. Further, we believe this strategy is appropriate because our strong positive cash flows are generally stable and predictable. If such longer-term securities do not meet our quality and yield objectives, we consider investing in short-term securities, taking into consideration the slope of the yield curve and other factors at the time. During calendar years 2012 through 2014, Torchmark invested almost exclusively in fixed-maturity securities, primarily with longer-term maturities as presented in the chart below.

The following table summarizes selected information for fixed-maturity purchases. The effective annual yield shown in the table is the yield calculated to the potential termination date that produces the lowest yield. This date is commonly known as the “worst call date.” Two different average life calculations are shown, average life to the next call date and average life to the maturity date.

Fixed Maturity Acquisitions Selected Information

(Dollar amounts in millions)

	For the Year
	2014	2013	2012
Cost of acquisitions:
Investment-grade corporate securities	$696.3	$1,113.2	$1,465.9
Taxable municipal securities	0	0	1.5
Other investment-grade securities	8.7	30.6	16.9

Total fixed-maturity acquisitions	$705.0	$1,143.8	$1,484.3

Effective annual yield (one year compounded*)	4.77%	4.65%	4.30%
Average life (in years, to next call)	22.9	26.0	25.6
Average life (in years to maturity)	23.4	26.5	26.7
Average rating	BBB+	BBB+	BBB+
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

During the three years 2012 through 2014, we have invested almost entirely in investment-grade corporate bonds. Acquisitions in all three years have been primarily in industrial and utility bonds. New cash flow available for investment has been primarily provided through our insurance operations, but has also been affected by other factors. Issuer calls, as a result of the low-interest environment experienced during the past three years were an important factor, especially in 2012. Calls increase funds available for investment, but as noted earlier in this discussion, they can have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than that of the bonds that were called. Issuer calls were $160 million in 2014, $344 million in 2013, and $650 million in 2012. The higher level of acquisitions in 2012 was primarily due to the additional funds available from the higher level of 2012 calls.

Portfolio Analysis.    Because Torchmark has recently invested almost exclusively in fixed-maturity securities, the relative percentage of our assets invested in various types of investments varies from industry norms. The following table presents a comparison of Torchmark’s components of invested assets at amortized cost as of December 31, 2014 with the latest industry data.

	Torchmark
	Amount (in millions)%		Industry %(1)
Bonds	$12,327	92%	78%
Preferred stock (redeemable and perpetual)(2)	497	4	0
Common stocks	1	0	2
Mortgage loans	0	0	9
Real estate	0	0	0
Policy loans	472	3	4
Other invested assets	10	0	4
Cash and short terms	82	1	3

	$13,389	100%	100%

(1) Latest data available from the American Council of Life Insurance as of December 31, 2013. (2) Includes redeemable preferred of $497 million or 100% and perpetual preferred of $0 million.

Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. An analysis of our fixed-maturity portfolio by component at December 31, 2014 and December 31, 2013 is as follows:

Fixed Maturities by Component

At December 31, 2014

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$10,566	$1,502	$(61)	$12,007	82%	83%
Redeemable preferred stock	497	58	(5)	550	4	4
Municipals	1,278	177	(1)	1,454	10	10
Government-sponsored enterprises	291	5	(2)	294	2	2
Governments & agencies	100	1	(1)	100	1	1
Residential mortgage-backed securities	6	0	0	6	0	0
Collateralized debt obligations	68	4	(9)	63	1	0
Other asset-backed securities	18	1	0	19	0	0

Total fixed maturities	$12,824	$1,748	$(79)	$14,493	100%	100%

Fixed Maturities by Component

At December 31, 2013

(Dollar amounts in millions)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates	$10,134	$702	$(300)	$10,536	81%	83%
Redeemable preferred stock	503	25	(14)	514	4	4
Municipals	1,278	70	(13)	1,335	10	10
Government-sponsored enterprises	347	0	(71)	276	3	2
Governments & agencies	122	1	(5)	118	1	1
Residential mortgage-backed securities	8	0	0	8	0	0
Collateralized debt obligations	66	0	(8)	58	1	0
Other asset-backed securities	31	3	0	34	0	0

Total fixed maturities	$12,489	$801	$(411)	$12,879	100%	100%

At December 31, 2014, fixed maturities had a fair value of $14.5 billion, compared with $12.9 billion at December 31, 2013. At December 31, 2014, fixed maturities were in a $1.7 billion net unrealized gain position compared with an unrealized gain position of $390 million at December 31, 2013. Approximately 82% of our fixed maturity assets at December 31, 2014 at amortized cost were corporate bonds and 4% were redeemable preferred stocks. This compares with 81% corporate bonds and 4% redeemable preferred stocks at year end 2013. On a combined basis, residential mortgage-backed securities, other asset-backed securities, and collateralized debt obligations (CDOs) were 1% of the assets at amortized cost at December 31, 2014. The $68 million of CDOs at amortized cost made up less than 0.6% of the assets and are backed primarily by trust preferred securities issued by banks and insurance companies. The $6 million of residential mortgage-backed securities are rated AAA. For more information about our fixed-maturity portfolio by component at December 31, 2014 and 2013, including an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments in the Notes to Consolidated Financial Statements.

Due to the strong and stable cash flows generated by its insurance products, Torchmark has the ability to hold securities with temporary unrealized losses until recovery. Even though these fixed maturity investments are classified as available for sale, Torchmark generally expects and intends to hold to maturity any securities which are temporarily impaired.

Additional information concerning the fixed-maturity portfolio is as follows.

Fixed Maturity Portfolio Selected Information

	At December 31,
	2014	2013
Average annual effective yield (1)	5.89%	5.91%
Average life, in years, to:
Next call (2)	17.8	18.3
Maturity (2)	20.5	21.5
Effective duration to:
Next call (2), (3)	10.9	10.4
Maturity (2), (3)	12.0	11.7
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

The following table presents the relative percentage of our fixed maturities by industry sector at December 31, 2014.

Fixed Maturities by Sector At December 31, 2014 (Dollar amounts in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					At Amortized Cost	At Fair Value
Financial - Life/Health/PC Insurance	$1,819	$291	$(3)	$2,107	14%	15%
Financial - Bank	683	94	(5)	772	5	5
Financial - Other	633	92	(9)	716	5	5

Total Financial	3,135	477	(17)	3,595	24	25

Utilities	2,183	379	(3)	2,559	17	19
Government	1,669	183	(4)	1,848	13	13
Energy	1,512	173	(22)	1,663	12	11
Basic Materials	997	86	(7)	1,076	8	7
Other Industrials	910	112	(7)	1,015	7	7
Consumer Non-cyclical	848	125	(2)	971	7	7
Transportation	559	80	(3)	636	4	4
Communications	533	75	(4)	604	4	4
Consumer Cyclical	404	54	(1)	457	3	3
Collateralized debt obligations	68	4	(9)	63	1	0
Mortgage-backed securities	6	0	0	6	0	0

Total Fixed Maturities	$12,824	$1,748	$(79)	$14,493	100%	100%

At December 31, 2014, approximately 24% of the fixed maturity assets at amortized cost (25% at fair value) were in the financial sector, including 14% in life and health or property casualty insurance companies and 5% in banks. Financial guarantors, mortgage insurers, and insurance brokers comprised approximately 5% of the portfolio at amortized cost. After financials, the next largest sector was utilities, which comprised 17% of the portfolio at amortized cost. The balance of the portfolio is spread among 396 issuers in a wide variety of sectors.

Our energy sector investments accounted for 12% of fixed maturities at amortized cost as of December 31, 2014. While this sector has seen recent volatility, we believe the risk of losses in the foreseeable future is minimal. Over 98% of these holdings are investment grade, and the portfolio had a net unrealized gain of $151 million at year end 2014. Less than 8% of our holdings are in the oil field service and drilling area. While there may be some downgrades in this sector, we believe that our investments will be able to withstand lower energy prices for an extended duration.

An analysis of the fixed-maturity portfolio by a composite rating at December 31, 2014 is shown in the table below. The composite rating for each security, other than private-placement securities managed by a third party, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. Included in the chart below are private placement fixed-maturity holdings of $497 million at amortized cost ($513 million at fair value) for which the ratings were assigned by the third-party manager.

Fixed Maturities by Rating

At December 31, 2014

(Dollar amounts in millions)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$688	5%	$726	5%
AA	1,333	10	1,531	10
A	3,914	32	4,620	32
BBB+	2,429	19	2,763	19
BBB	2,833	22	3,153	22
BBB-	1,066	8	1,150	8

Investment grade	12,263	96	13,943	96

Below investment grade:
BB	331	2	334	2
B	118	1	109	1
Below B	112	1	107	1

Below investment grade	561	4	550	4

	$12,824	100%	$14,493	100%

The portfolio has a weighted average quality rating of A- based on amortized cost. Approximately 96% of the portfolio at amortized cost was considered investment grade. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending. There are no off-balance sheet investments, as all investments are reported on our Consolidated Balance Sheets. Other than $9 million of German government bonds at amortized cost and fair value, we have no direct exposure to European sovereign debt.

Our current investment policy regarding fixed maturities is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

An analysis of changes in below-investment grade fixed maturities at amortized cost is as follows.

Year Ended December 31, 2014

(in $ millions)

Balance at January 1	$566
Downgrades by rating agencies	15
Upgrades by rating agencies	(20)
Disposals	(5)
Write down of other-than-temporarily impaired securities	0
Amortization	5

Balance at December 31	$561

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

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2014 and 2013. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Fixed Maturity Portfolio ($ millions)
Change in Interest Rates (in basis points)	At December 31, 2014	At December 31, 2013
-200	$18,401	$16,205
-100	16,287	14,412
0	14,493	12,879
100	12,961	11,562
200	11,645	10,423

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2014.

Analysis of Realized Gains (Losses), Net of Tax

(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2014		2013		2012
	Amount	Per Share	Amount	Per Share*	Amount	Per Share*
Fixed maturities:
Sales	$10,209	$0.08	$3,015	$0.02	$24,943	$0.17
Called or tendered	4,851	0.04	5,525	0.04	5,830	0.04
Writedowns**	0	0.00	0	0.00	(3,640)	(0.02)
Loss on redemption of debt	(168)	0.00	0	0.00	(2,671)	(0.02)
Other	414	0.00	(4,575)	(0.03)	129	0.00

Total	$15,306	$0.12	$3,965	$0.03	$24,591	$0.17

*	Per share amounts for 2013 and 2012 have been retrospectively adjusted for the three-for-two stock split effective July 1, 2014.
**	Written down due to other-than-temporary impairment.

As described in Note 4—Investments under the caption Other-than-temporary impairments in the Notes to Consolidated Financial Statements, we wrote certain securities down to fair value during 2012 as a result of other-than-temporary impairment. The impaired securities met our criteria for other-than-temporary impairment as discussed in Note 1—Significant Accounting Policies and in our Critical Accounting Policies in this report. The writedowns resulted in pretax charges of $5.6 million in 2012 ($3.6 million after tax). During 2013, we sold investment real estate for an after-tax loss of $1.9 million, of which $1.7 million had been written down due to other-than-temporary impairment earlier in the year. In 2012, we redeemed our 7.1% Trust Originated Preferred Securities, recording a loss on redemption of $4.1 million ($2.7 million after tax).

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

Parent Company Liquidity.    Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent, and Parent Company dividends to Torchmark shareholders. In 2014, the Parent received $479 million of cash dividends from its insurance subsidiaries, compared with $488 million in 2013 and $437 million in 2012. Including transfers from other subsidiaries and after paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark Parent had excess operating cash flow in 2014 of approximately $377 million, compared with $364 million in 2013. Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as strategic acquisitions or share repurchases. In 2015, it is expected that the Parent Company will receive approximately $473 million in dividends from subsidiaries, and that an approximate range of $355 to $365 million will be available as excess cash flow. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 12—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has been sufficient for the cash flow needs of the Parent Company. As additional liquidity, the Parent held $6 million of cash and short-term investments at December 31, 2014, compared with $8 million a year earlier. The Parent also had available a $50 million receivable from subsidiaries at 2014 year end.

Short-Term Borrowings. An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $750 million. In July 2014, Torchmark replaced a $600 million facility with this new agreement, as discussed in Note 11—Debt in the Notes to Consolidated Financial Statements, under the caption Commercial Paper. The new facility, like the previous, is further designated as a back-up line of credit for a commercial paper program. As of December 31, 2014, we had available $314 million of additional borrowing capacity under this new facility, compared with $173 million a year earlier. There have been no difficulties in accessing the commercial paper market during the three years ended December 31, 2014. For detailed information about this new line of credit facility, please refer to Note 11—Debt.

In summary, Torchmark expects to have readily available funds for 2015 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of additional debt, a short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $865 million in 2014, compared with $1.1 billion in 2013 and $943 million in 2012. In addition to cash inflows from operations, our companies have received $160 million in investment calls and tenders and $113 million of scheduled maturities or repayments during 2014. Maturities, tenders, and calls totaled $494 million in 2013 and $737 million in 2012.

Our cash and short-term investments were $82 million at year-end 2014 and $114 million at year-end 2013. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $14.5 billion at December 31, 2014. However, our strong cash flows from operations, investment maturities, and the availability of our credit line make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements.    As a part of its above-mentioned credit facility, Torchmark had outstanding $198 million in stand-by letters of credit at December 31, 2014. However, these letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Torchmark to obtain third-party financing, which could cause an immaterial increase in financing costs.

As of December 31, 2014, we had no unconsolidated affiliates and no guarantees of the obligations of third-party entities. All of our guarantees were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 15—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2014.

(Amounts in millions)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,231	$1,242	$238	$250	$293	$461
Debt—interest(2)	6	594	71	116	94	313
Capital leases	0	0	0	0	0	0
Operating leases	0	46	9	14	8	15
Purchase obligations	76	76	44	25	1	6
Pension obligations(3)	185	252	18	41	47	146
Future insurance obligations(4)	11,750	46,232	1,326	2,604	2,574	39,728

Total	$13,248	$48,442	$1,706	$3,050	$3,017	$40,669

(1)	Funded debt is itemized in Note 11—Debt in the Notes to Consolidated Financial Statements and includes short-term commercial paper.
(2)	Interest on debt is based on our fixed contractual obligations.
(3)	Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2014, these pension obligations were $477 million, but there were also assets of $323 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. There are also obligations for benefits other than pensions with a liability of $23 million. Please refer to Note 10—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.
(4)	Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2014. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $11.7 billion at December 31, 2014, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources.    Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 11—Debt in the Notes to Consolidated Financial Statements), long-term funded debt, and shareholders’ equity. A complete analysis and description of long-term debt issues outstanding is presented in Note 11.

The carrying value of the long-term funded debt was $992 million at December 31, 2014, compared with $991 million a year earlier. As fully explained in Note 11—Debt, we issued $300 million principal amount of 3.8% Senior Notes due in 2022 in September, 2012 for proceeds of $297 million in a public offering. However, $150 million of the offering was acquired by Torchmark insurance subsidiaries and was eliminated in consolidation, resulting in net proceeds after issue expenses to the consolidated group of $147 million. The majority of the $297 million proceeds received by the Parent were used to acquire Family Heritage as described in Note 6—Acquisition. The balance was invested and later used for the redemption of our $94.5 million principal amount 7 3/8% Notes that matured on August 1, 2013 and for other corporate purposes. The principal balance of the 7 3/8% Notes, along with accrued interest, was then repaid on its maturity date in the total amount of $97.5 million.

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

Our insurance subsidiaries generally target a capital ratio of at least 325% of required regulatory capital under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient for the subsidiaries because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. At December 31, 2014, our insurance subsidiaries in the aggregate had RBC ratios of approximately 326%. Should we experience additional impairments and/or ratings downgrades in the future that cause the ratio to fall below 325%, management has more than sufficient liquidity at the Parent Company to make additional contributions as necessary to maintain the ratios at or above 325%.

As noted under the caption Summary of Operations in this report, we have an ongoing share repurchase program. Under this program, we acquired 7 million shares at a cost of $375 million in 2014, 8 million shares at a cost of $360 million in 2013, and 11 million shares for $360 million in 2012. The majority of purchased shares are retired each year. Please refer to the description of our share repurchase program under the caption Summary of Operations in this report.

Torchmark has increased the quarterly dividend on its common shares over the past three years. In the first quarter of 2012, it was increased to $.10 per share from $.08 per share. In the first quarter of 2013, it was again raised to $.1133 per share. Then, in the first quarter of 2014, dividends were raised to $.1267 per share.

Shareholders’ equity was $4.7 billion at December 31, 2014, compared with $3.8 billion at December 31, 2013. During the twelve months since December 31, 2013, shareholders’ equity was reduced by the $375 million in share purchases under the repurchase program and another $74 million to offset the dilution from stock option exercises. However, it was increased by $827 million of after-tax unrealized gains in the fixed maturity portfolio and by the $543 million of net income.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Possible uses of excess cash flow include, but are not limited to share repurchases, acquisitions, increases in shareholder dividends, investment in fixed maturities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that desired capital levels are maintained in our companies.

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

Selected Financial Data

	At December 31, 2014		At December 31, 2013		At December 31, 2012
	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)
Fixed maturities (millions)	$14,493	$1,669	$12,879	$390	$13,541	$1,578
Deferred acquisition costs (millions) (2)	3,472	(16)	3,338	(10)	3,198	(25)
Total assets (millions)	20,215	1,653	18,192	380	18,777	1,553
Short-term debt (millions)	238	0	229	0	319	0
Long-term debt (millions)	992	0	991	0	990	0
Shareholders’ equity (millions)	4,697	1,074	3,776	247	4,362	1,009

Book value per diluted share (3)	36.19	8.28	27.66	1.81	30.56	7.07
Debt to capitalization (4)	20.8%	(4.6)%	24.4%	(1.3)%	23.1%	(5.0)%

Diluted shares outstanding (thousands) (3)	129,812		136,537		142,707
Actual shares outstanding (thousands) (3)	127,930		134,252		141,353

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item
(2)	Includes the value of insurance purchased
(3)	Outstanding shares and per share amounts have been retrospectively adjusted for the three-for-two stock split effective July 1, 2014.
(4)	Torchmark’s debt covenants require that the effect of the accounting rule requiring revaluation be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of debt and shareholders’ equity.

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

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 11.2 times in 2014, compared with 10.5 times in 2013 and 2012. This times-interest-earned ratio is computed by dividing interest expense into the sum of pre-tax income from continuing operations and interest expense. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Financial Strength Ratings.    The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our five largest insurance subsidiaries at December 31, 2014.

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

The AA financial strength rating category is assigned by Standard & Poor’s Corporation (S&P) to those insurers which have very strong financial security characteristics, differing only slightly from those rated higher. An insurer rated A has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. The plus sign (+) or minus sign (-) shows the relative standing within the major rating category.

In August 2014, S&P updated its outlook on Torchmark’s capital position to a negative outlook. The revised outlook was due to a change in S&P’s view of certain internal components of Torchmark’s existing capital position rather than a change in the capital position itself. Management believes Torchmark’s regulatory capital position is currently as strong as it has been for many years and we expect our consolidated RBC ratio to remain at least 325% going forward. While we are currently evaluating multiple options to address S&P’s comments, we do not anticipate any change in our share repurchase program as a result of S&P’s action.

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

Approximately 84% of our liabilities for future policy benefits at December 31, 2014 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. Torchmark did not have a premium deficiency event for its traditional business during the three years ended December 31, 2014.

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

Approximately 99% of our recorded amounts for deferred acquisition costs at December 31, 2014 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2014.

The remaining 1% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. Revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2014.

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

Defined benefit pension plans.    We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2014, our gross liability under these funded plans was $403 million, but was offset by assets of $323 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2014 and projected benefit obligation as of December 31, 2014.

Assumption	% Change	Impact on Expense	Impact on Projected Benefit Obligation
		(Dollars in Thousands)
Discount Rate (1):
Increase	0.25	$(2,610)	$(19,809)
Decrease	(0.25)	2,754	21,059

Expected Return (2):
Increase	0.25	(758)
Decrease	(0.25)	758

(1)	The discount rate was 5.12% for 2014 expense and 4.23% for the projected benefit obligation at December 31, 2014
(2)	The expected return rate assumed was 6.97%

The Company determines mortality assumptions through the use of published mortality tables that reflect broad-based studies of mortality and published longevity improvement scales. During 2014, the Company revised the mortality assumptions based on an evaluation of a new mortality table and longevity scale released by the Society of Actuaries. The change in these assumptions added approximately $26 million to the projected benefit obligation as of December 31, 2014.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2015

TORCHMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 31,
	2014	2013
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2014—$12,823,612; 2013—$12,488,875)	$14,493,060	$12,879,133
Equity securities, at fair value (cost: 2014—$776; 2013—$875)	1,477	1,884
Policy loans	472,109	448,887
Other long-term investments	10,449	13,207
Short-term investments	15,882	76,890

Total investments	14,992,977	13,420,001

Cash	66,019	36,943
Accrued investment income	204,879	200,038
Other receivables	543,988	331,103
Deferred acquisition costs	3,471,781	3,337,649
Goodwill	441,591	441,591
Other assets	493,495	424,419

Total assets	$20,214,730	$18,191,744

Liabilities:
Future policy benefits	$11,750,495	$11,256,155
Unearned and advance premiums	72,275	74,174
Policy claims and other benefits payable	212,137	223,380
Other policyholders’ funds	95,446	94,286

Total policy liabilities	12,130,353	11,647,995

Current and deferred income taxes payable	1,797,265	1,285,574
Other liabilities	359,118	261,898
Short-term debt	238,398	229,070
Long-term debt (estimated fair value: 2014—$1,148,749; 2013—$1,131,391)	992,130	990,865

Total liabilities	15,517,264	14,415,402

Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: 0 in 2014 and in 2013	0	0
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2014—134,218,183 issued, less 6,287,907 held in treasury and 2013—151,218,183 issued, less 16,965,802 held in treasury)*	134,218	151,218
Additional paid-in capital	457,613	462,058
Accumulated other comprehensive income (loss)	997,452	210,981
Retained earnings*	3,376,846	3,495,533
Treasury stock	(268,663)	(543,448)

Total shareholders’ equity	4,697,466	3,776,342

Total liabilities and shareholders’ equity	$20,214,730	$18,191,744

* Amounts have been retrospectively adjusted for the stock split described in Note 1.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Life premium	$1,966,300	$1,885,332	$1,808,524
Health premium	1,242,720	1,166,410	1,047,379
Other premium	400	532	559

Total premium	3,209,420	3,052,274	2,856,462

Net investment income	729,207	709,743	693,644
Realized investment gains (losses)	23,548	10,668	43,433
Other-than-temporary impairments	0	(2,678)	(5,600)
Other income	2,121	1,931	1,577

Total revenue	3,964,296	3,771,938	3,589,516

Benefits and expenses:
Life policyholder benefits	1,301,562	1,227,857	1,172,020
Health policyholder benefits	875,633	817,687	739,541
Other policyholder benefits	42,005	43,302	44,121

Total policyholder benefits	2,219,200	2,088,846	1,955,682

Amortization of deferred acquisition costs	418,772	403,389	385,167
Commissions, premium taxes, and non-deferred acquisition expenses	249,076	221,426	203,986
Other operating expense	222,654	214,690	198,176
Interest expense	76,126	80,461	80,512

Total benefits and expenses	3,185,828	3,008,812	2,823,523

Income before income taxes	778,468	763,126	765,993

Income taxes	(235,529)	(234,654)	(236,669)

Net income	$542,939	$528,472	$529,324

Basic net income per share*	$4.15	$3.84	$3.65

Diluted net income per share*	$4.09	$3.79	$3.60

* Per share amounts have been retrospectively adjusted for the stock split described in Note 1.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$542,939	$528,472	$529,324

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,312,841	(1,166,332)	657,954
Reclassification adjustment for (gains) losses on securities included in net income	(23,771)	(13,138)	(41,745)
Reclassification adjustment for amortization of (discount) premium	(8,621)	(6,569)	462
Foreign exchange adjustment on securities recorded at fair value	(1,567)	(1,173)	(4,334)

Unrealized gains (losses) on securities	1,278,882	(1,187,212)	612,337

Unrealized gains (losses) on other investments:
Unrealized holding gains (losses) arising during period	4,180	28	2,517
Reclassification adjustment for (gains) losses included in net income	0	3,532	0

Unrealized gains (losses) on other investments	4,180	3,560	2,517

Total unrealized investment gains (losses)	1,283,062	(1,183,652)	614,854

Less applicable taxes	(448,985)	415,481	(215,194)

Unrealized gains (losses) on investments, net of tax	834,077	(768,171)	399,660

Unrealized gains (losses) attributable to deferred acquisition costs	(6,200)	14,906	7,234
Less applicable taxes	2,170	(5,217)	(2,532)

Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(4,030)	9,689	4,702

Foreign exchange translation adjustments, other than securities	(10,770)	(2,962)	3,487
Less applicable taxes	3,290	1,220	(1,118)

Foreign exchange translation adjustments, other than securities, net of tax	(7,480)	(1,742)	2,369

Pension adjustments:
Amortization of pension costs	10,285	18,366	14,799
Plan amendments	0	0	(3,452)
Experience gain (loss)	(65,817)	52,296	(59,613)

Pension adjustments	(55,532)	70,662	(48,266)

Less applicable taxes	19,436	(24,732)	16,894

Pension adjustments, net of tax	(36,096)	45,930	(31,372)

Other comprehensive income (loss)	786,471	(714,294)	375,359

Comprehensive income (loss)	$1,329,410	$(185,822)	$904,683

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Year Ended December 31, 2012
Balance at January 1, 2012	$0	$168,468	$425,331	$549,916	$3,208,555	$(492,639)	$3,859,631
Comprehensive income (loss)				375,359	529,324		904,683
Common dividends declared ($.40 a share)*					(57,592)		(57,592)
Acquisition of treasury stock						(570,165)	(570,165)
Stock-based compensation			18,413			3,192	21,605
Exercise of stock options			22,602		(51,322)	232,344	203,624
Retirement of treasury stock*		(9,750)	(26,564)		(278,533)	314,847	0

Balance at December 31, 2012	0	158,718	439,782	925,275	3,350,432	(512,421)	4,361,786

Year Ended December 31, 2013
Comprehensive income (loss)				(714,294)	528,472		(185,822)
Common dividends declared ($.45 a share)*					(61,991)		(61,991)
Acquisition of treasury stock						(482,264)	(482,264)
Stock-based compensation			23,464		563	1,615	25,642
Exercise of stock options			21,315		(25,195)	122,871	118,991
Retirement of treasury stock*		(7,500)	(22,503)		(296,748)	326,751	0

Balance at December 31, 2013	0	151,218	462,058	210,981	3,495,533	(543,448)	3,776,342

Year Ended December 31, 2014
Comprehensive income (loss)				786,471	542,939		1,329,410
Common dividends declared ($.51 a share)					(65,998)		(65,998)
Acquisition of treasury stock						(449,308)	(449,308)
Stock-based compensation			31,315		362	526	32,203
Exercise of stock options			18,524		(22,641)	78,934	74,817
Retirement of treasury stock		(17,000)	(54,284)		(573,349)	644,633	0

Balance at December 31, 2014	$0	$134,218	$457,613	$997,452	$3,376,846	$(268,663)	$4,697,466

* Dollar and per share amounts have been retrospectively adjusted to give effect to the stock split described in Note 1.

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$542,939	$528,472	$529,324
Adjustments to reconcile net income to cash provided from operations:
Increase in future policy benefits	585,632	578,217	497,306
Increase (decrease) in other policy benefits	(11,982)	(6,006)	(8,115)
Deferral of policy acquisition costs	(567,271)	(524,263)	(480,818)
Amortization of deferred policy acquisition costs	418,772	403,389	385,167
Change in current and deferred income taxes	98,711	76,121	122,538
Realized (gains) losses on sale of investments and properties	(23,548)	(7,990)	(37,833)
Change in other receivables	(163,522)	50,900	(89,677)
Other, net	(15,023)	20,440	24,947

Cash provided from operations	864,708	1,119,280	942,839

Cash used for investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	109,024	133,463	345,601
Fixed maturities available for sale—matured, called, and repaid	273,223	493,885	736,900
Equity securities	700	14,000	0
Other long-term investments	795	1,333	9,458

Total investments sold or matured	383,742	642,681	1,091,959
Acquisition of investments:
Fixed maturities—available for sale	(704,993)	(1,143,840)	(1,431,690)
Other long-term investments	0	(591)	(1,786)

Total investments acquired	(704,993)	(1,144,431)	(1,433,476)
Acquisition of Family Heritage, net of cash acquired	0	0	(186,424)
Net increase in policy loans	(23,222)	(24,837)	(23,130)
Net (increase) decrease in short-term investments	61,008	17,970	(73,616)
Net change in payable or receivable for securities	0	(43,987)	3,647
Additions to properties	(19,367)	(11,168)	(4,667)
Sales of properties	8,752	570	56
Investments in low-income housing interests	(56,083)	(51,176)	(72,388)

Cash used for investment activities	(350,163)	(614,378)	(698,039)

Cash provided from (used for) financing activities:
Issuance of common stock	56,294	97,816	181,022
Cash dividends paid to shareholders	(65,006)	(60,911)	(55,527)
Issuance of 3.8% Senior Notes	0	0	150,000
Issuance of 5.875% Junior Subordinated Debentures	0	0	125,000
Issue expenses of debt offerings	0	0	(7,101)
Repayment of 7.375% Notes	0	(94,050)	0
Redemption of 7.1% Junior Subordinated Debentures	0	0	(123,711)
Net borrowing (repayment) of commercial paper	9,328	3,983	245
Excess tax benefit from stock option exercises	18,524	21,315	22,602
Acquisition of treasury stock	(449,308)	(482,264)	(570,165)
Net receipts (payments) from deposit-type product	(69,792)	(21,808)	8,523

Cash provided from (used for) financing activities	(499,960)	(535,919)	(269,112)

Effect of foreign exchange rate changes on cash	14,491	6,250	1,909

Increase (decrease) in cash	29,076	(24,767)	(22,403)
Cash at beginning of year	36,943	61,710	84,113

Cash at end of year	$66,019	$36,943	$61,710

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

Basis of Presentation:    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), under guidance issued by the Financial Accounting Standards Board (FASB). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Torchmark accounts for its variable interest entities (VIE’s) under accounting guidance which clarifies the definition of a variable interest and the instructions for consolidating VIE’s. Only primary beneficiaries are required or allowed to consolidate VIE’s. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary of the VIE, it is not permitted to consolidate the VIE. The trust that was liable for Torchmark’s 7.1% Trust Preferred Securities that were redeemed in October, 2012 met the definition of a VIE. However, Torchmark was not the primary beneficiary of this entity because its interest was not variable. Therefore, Torchmark was not permitted to consolidate its interest, even though it owned 100% of the voting equity of the trust and guaranteed its performance. For this reason, Torchmark reported its 7.1% Junior Subordinated Debentures due to the trust as “Due to affiliates” each period at its carrying value. However, Torchmark viewed the Trust Preferred Securities as it does any other debt offering and consolidated the trust in its segment analysis because GAAP requires that the segment analysis be reported as management views its operations and financial condition. More information about the redemption of these securities is disclosed in Note 11—Debt.

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

The great majority of the Company’s fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services and independent broker/dealers. Over 99% of the fair value reported at December 31, 2014 was determined using data provided by third-party pricing services. Prices provided by third-party pricing services are not binding offers but are estimated exit values. They are based on observable market data inputs which can vary by security type. Such inputs include benchmark yields, available trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market data. Management reviews and analyzes all prices obtained to insure the reasonableness of the values, taking all available information into account. In addition, management corroborates the prices obtained from third-party sources against other independent sources. When

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

corroborated prices produce small variations, the close correlation indicates observable inputs, and the mean value is used. When corroborated prices present greater variations, additional analysis is required to determine which value is the most appropriate. When only one price is available, management evaluates observable inputs and performs additional analysis to confirm that the price is appropriate. All fair value measurements based on prices determined with observable market data are reported as Level 1 or Level 2 measurements.

When third-party vendor prices are not available, the Company attempts to obtain at least three quotes from broker/dealers for each security. When at least three quotes are obtained, and the standard deviation of such quotes is less than 3%, (suggesting that the independent quotes were likely derived using similar observable inputs), the Company uses the mean quote and classifies the measurement as Level 2. At December 31, 2014 and 2013, there were no assets valued as Level 2 in this manner with broker quotes.

When the standard deviation is 3% or greater, or the Company cannot obtain three quotes, then additional information and management judgment are required to establish the fair value. Further review is performed on the available quotes to determine if they can be corroborated within reasonable tolerance to any other observable evidence. If one of the quotes or the mean of the available quotes can be corroborated with other observable evidence, then the value is reported as Level 2. Otherwise, the value is classified as Level 3. The Company uses information and valuation techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. As of December 31, 2014 and 2013, fair value measurements classified as Level 3 represented 4.0% and 2.8%, respectively, of total fixed maturities and equity securities. Transfers between levels are recognized as of the end of the period of transfer.

Beginning in 2012, Torchmark began investing in a portfolio of private placement bonds which are not actively traded. This portfolio is managed by a third party and was $497 million at amortized cost on December 31, 2014, compared with $313 million a year earlier. The portfolio manager provides valuations for the bonds based on a pricing matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If the unobservable inputs can be closely corroborated with publicly available information, the fair values are classified as Level 2. If they cannot be corroborated, the fair values are classified as Level 3. As of December 31, 2014 and 2013, all private placements were classified as Level 3.

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements.

Fair Value Measurements, Other Financial Instruments:    Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Policy loans are an integral part of Torchmark’s subsidiaries’ life insurance policies in force and cannot be valued separately. The fair values of Torchmark’s long-term debt issues are based on the same methodology as investments in fixed maturities. Because observable inputs were available for these debt securities at December 31, 2014, they were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2014 is disclosed in Note 11—Debt. As described in Note 9—Postretirement Benefits, Torchmark maintains an unqualified supplemental retirement plan. Because this plan is unfunded, the assets which support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of corporate-owned life insurance policies and exchange traded funds (ETF’s). The fair value of the insurance cash values approximates carrying value. Fair values for the ETF’s are derived from direct quotes and are considered Level 1 in the valuation hierarchy.

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

Recognition of Premium Revenue and Related Expenses:    Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Profits for limited-payment life insurance contracts are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $21 million, $22 million, and $23 million for the years ended December 31, 2014, 2013, and 2012, respectively. Other premium consists of annuity policy charges in each year. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Future Policy Benefits:    The liability for future policy benefits for universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 84% of total future policy benefits, is determined on the net level premium method. This method provides for the present value of expected future benefit payments less the present value of expected future net premiums, based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. For limited-payment contracts, a deferred profit liability is also recorded which causes profits to emerge over the life of the contract in proportion to policies in force. Assumptions used for traditional life and health insurance products are based primarily on Company experience. Assumptions for interest rates range from 2.5% to 7.0% for Torchmark’s insurance companies with an overall weighted average assumed rate of 5.7%. Mortality tables used for individual life insurance include various statutory tables and modifications of a variety of generally accepted actuarial tables. Morbidity assumptions for individual health are based on Company experience and industry data. Withdrawal and termination assumptions are based on Torchmark’s experience. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are periodically reviewed and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized deferred acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized deferred acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on the revised assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Deferred Acquisition Costs: Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are essential for the acquisition of new insurance business and are directly related to the successful issuance of an insurance contract including sales commissions, policy issue costs, and underwriting costs. Additionally, deferred acquisition costs include the value of insurance purchased, which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed compared against the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP. Deferred acquisition costs and the value of insurance purchased are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits.

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain direct response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Torchmark’s Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of deferred acquisition costs. They are amortized in the same manner as other deferred acquisition costs. Direct response advertising costs charged to earnings and included in other operating expense were $8 million, $6 million, and $16 million in 2014, 2013, and 2012, respectively. Capitalized advertising costs included within deferred acquisition costs were $1.15 billion at December 31, 2014 and $1.09 billion at December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Property and Equipment:    Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when, based on events and circumstances, it becomes evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $139 million at December 31, 2014 and $136 million at December 31, 2013. Accumulated depreciation was $85 million at year end 2014 and $85 million at the end of 2013. Depreciation expense was $7.4 million in 2014, $6.4 million in 2013, and $7.1 million in 2012. During 2013, Liberty National Life Insurance Company (Liberty National), a Torchmark subsidiary, sold real estate for a loss of $265 thousand after a previous write-down for other-than-temporary impairment of $2.7 million earlier in the year. The sale of this property eliminated substantially all asbestos-related liability for Torchmark.

Low-Income Housing Tax Credit Interests:    As of December 31, 2014, Torchmark had $318 million invested in limited partnerships that provide low-income housing tax credits and other related Federal income tax and state premium tax benefits to Torchmark. The carrying value of Torchmark’s investment in these entities was $290 million at December 31, 2013. As of December 31, 2014, Torchmark was obligated under future commitments of $76 million, which is included in the above carrying value. Interests for which the return has been guaranteed by unrelated third-parties are accounted for using the effective-yield method. The remaining interests are accounted for using the amortized-cost method.

The Federal income benefits accrued during each of the years presented, net of the amortization associated with guaranteed interests, were recorded in “Income taxes.” Amortization associated with non-guaranteed interests and interests providing for state premium tax benefits was reflected as a component of “Net investment income.” All state premium tax benefits, net of the related amortization, were recorded in “Net investment income.” At December 31, 2014, $313 million associated with the Federal interests was included in “Other assets” with the remaining $5 million state-related interests included in “Other invested assets.” At December 31, 2013, the comparable amounts were $283 million and $7 million, respectively. Any unpaid commitments to invest are recorded in “Other liabilities.” In the segment analysis, the amortization associated with the non-guaranteed interests is reflected as a component of “Income tax expenses,” and not “Net investment income,” consistent with the treatment of the guaranteed interests. Management views this presentation as a more accurate matching of costs with the associated revenues with respect to the low-income housing interests.

As described later in this note, under the caption Unadopted Accounting Policies, Torchmark will adopt new accounting guidance concerning its interests in low-income housing beginning in 2015. The new guidance will result in accounting for these items in a manner more consistent with the Company’s segment analysis.

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

Torchmark has tested its goodwill annually in each of the years 2012 through 2014. These tests, performed in the second quarter each year, involved assigning carrying value by allocating the Company’s net assets to each of the reporting units of Torchmark’s segments, including the portion of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

goodwill assigned to the unit. In 2012, the qualitative assessment was employed as permitted by accounting guidance. Based on the analyses as outlined in the guidance, it was determined that an impairment of goodwill was not likely. In both 2014 and 2013, the fair values of the various reporting units were developed. The fair value of each reporting unit was determined using discounted expected cash flows associated with that unit. Judgment and assumptions are used in developing the projected cash flows for the reporting units, and such estimates are subject to change. The Company also exercises judgment in the determination of the discount rate, which management believes to be appropriate for the risk associated with the cash flow expectations. The fair value of each reporting unit is then measured against that reporting unit’s corresponding carrying value. Because the estimated fair value substantially exceeded the carrying value, including goodwill, of each reporting unit in each period, Torchmark’s goodwill was not impaired in any of those periods.

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

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2012 through 2014 is as follows:

	2014	2013	2012
Volatility factor	30.9%	38.5%	39.4%
Dividend yield	.89%	1.1%	1.0%
Expected term (in years)	5.65	5.62	5.55
Risk-free rate	1.9%	1.1%	1.3%

The expected term is generally derived from Company experience. However, expected terms are determined based on the simplified method as permitted by Staff Accounting Bulletins 107 and 110 when company experience is insufficient. The Torchmark Corporation 2011 Incentive Plan replaced all previous plans and allows for option grants with a ten-year contractual term which vest over five years in addition to seven-year grants which vest over three years as permitted by the previous plans. The Company has sufficient experience with seven-year grants that vest in three years, but insufficient historical experience with five-year vesting. Therefore, Torchmark has used the simplified method to determine the expected term for the ten-year grants with five-year vesting and will do so until adequate experience is developed. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested). Expenses for restricted stock and restricted stock units are based on the grant-date fair value allocated on a straight-line basis over the service period. Performance share expense is recognized based on management’s estimate of the probability of meeting the metrics identified in the performance share award agreement, assigned to each service period as these estimates develop.

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

Unadopted Accounting Policies

Low-income housing tax credits:    The FASB has issued new accounting guidance, Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01). This accounting guidance replaces the effective yield method of accounting with respect to investments in qualified affordable housing projects and, if certain conditions are present, provides for a new method of accounting. The new method of accounting allows an investor to amortize the cost of its investment based on the proportion of the tax credits/benefits received during the year to the total expected tax credits/benefits to be received over the life of the investment and will be recognized in the Consolidated Statements of Operations as a component of “Income tax expense.” Additional disclosures are required concerning investments in qualified affordable housing.

The new guidance is effective for Torchmark beginning January 1, 2015, with early adoption permitted. The guidance continues to permit the effective-yield method for investments held as of the date of adoption. Adoption is required on a retrospective basis. Torchmark does not expect that adoption will have a material impact on the consolidated financial statements.

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

Going concern:    The FASB has issued Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This new standard requires management to perform interim and annual assessments of the entity’s ability to continue its business operations within one year of the date of issuance of its financial statements. The Company must then provide certain disclosures if there is substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for Torchmark for the year ended December 31, 2016 and for interim periods thereafter. Early adoption is permitted.

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity At December 31,
	2014	2013	2012	2014	2013
Life insurance subsidiaries	$446,439	$572,509	$484,327	$1,262,624	$1,328,803

The excess, if any, of shareholder’s equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to Torchmark without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $439 million at December 31, 2014. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders’ Equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information About Changes to Accumulated Other Comprehensive Income

An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for the twelve months ended December 31, 2014 and 2013.

Components of Accumulated Other Comprehensive Income

For the twelve months ended December 31, 2013:	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2013	$1,024,367	$(16,417)	$26,608	$(109,283)	$925,275
Other comprehensive income (loss) before reclassifications, net of tax	(758,857)	9,689	(1,742)	33,992	(716,918)
Reclassifications, net of tax	(9,314)	0	0	11,938	2,624

Other comprehensive income (loss)	(768,171)	9,689	(1,742)	45,930	(714,294)

Balance at December 31, 2013	256,196	(6,728)	24,866	(63,353)	210,981

For the twelve months ended December 31, 2014:
Other comprehensive income (loss) before reclassifications, net of tax	855,132	(4,030)	(7,480)	(42,781)	800,841
Reclassifications, net of tax	(21,055)	0	0	6,685	(14,370)

Other comprehensive income (loss)	834,077	(4,030)	(7,480)	(36,096)	786,471

Balance at December 31, 2014	$1,090,273	$(10,758)	$17,386	$(99,449)	$997,452

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the twelve months ended December 31, 2014 and 2013.

Reclassification Adjustments

	Twelve months ended December 31,
Component Line Item	2014	2013	Affected line items in the Statement of Operations
Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$(23,771)	$(9,606)	Realized investment gains (losses)
Amortization of (discount) premium	(8,621)	(6,569)	Net investment income

Total before tax	(32,392)	(16,175)
Tax	11,337	6,861	Income Taxes

Total after tax	(21,055)	(9,314)

Pension adjustments:
Amortization of prior service cost	2,113	2,276	Other operating expenses
Amortization of actuarial (gain) loss	8,172	16,090	Other operating expenses

Total before tax	10,285	18,366
Tax	(3,600)	(6,428)	Income Taxes

Total after tax	6,685	11,938

Total reclassifications (after tax)	$(14,370)	$2,624

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments

Portfolio Composition:

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2014 and 2013 is as follows:

2014:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$367,463	$5,561	$(3,183)	$369,841	$369,841	3%
States, municipalities, and political subdivisions	1,278,429	177,052	(718)	1,454,763	1,454,763	10
Foreign governments	25,824	1,350	(1)	27,173	27,173	0
Corporates	10,565,620	1,501,212	(60,880)	12,005,952	12,005,952	83
Collateralized debt obligations	67,876	4,165	(8,809)	63,232	63,232	0
Other asset-backed securities	21,424	1,104	0	22,528	22,528	0
Redeemable preferred stocks	496,976	57,626	(5,031)	549,571	549,571	4

Total fixed maturities	12,823,612	1,748,070	(78,622)	14,493,060	14,493,060	100%

Equity securities	776	701	0	1,477	1,477

Total fixed maturities and equity securities	$12,824,388	$1,748,771	$(78,622)	$14,494,537	$14,494,537

2013:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amount per the Balance Sheet	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$428,106	$362	$(75,295)	$353,173	$353,173	3%
States, municipalities, and political subdivisions	1,278,434	69,817	(12,947)	1,335,304	1,335,304	10
Foreign governments	43,811	411	(67)	44,155	44,155	0
Corporates	10,133,868	702,867	(300,389)	10,536,346	10,536,346	82
Collateralized debt obligations	66,173	0	(7,968)	58,205	58,205	1
Other asset-backed securities	35,568	2,699	(98)	38,169	38,169	0
Redeemable preferred stocks	502,915	25,064	(14,198)	513,781	513,781	4

Total fixed maturities	12,488,875	801,220	(410,962)	12,879,133	12,879,133	100%

Equity securities	875	1,009	0	1,884	1,884

Total fixed maturities and equity securities	$12,489,750	$802,229	$(410,962)	$12,881,017	$12,881,017

*	At fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

A schedule of fixed maturities by contractual maturity at December 31, 2014 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$195,358	$198,639
Due from one to five years	477,616	535,088
Due from five to ten years	963,368	1,062,424
Due from ten to twenty years	3,621,769	4,168,982
Due after twenty years	7,473,762	8,439,509
Mortgage-backed and asset-backed securities	91,739	88,418

	$12,823,612	$14,493,060

Analysis of investment operations:

	Year Ended December 31,
	2014	2013	2012

Net investment income is summarized as follows:
Fixed maturities	$732,925	$709,756	$691,229
Equity securities	8	323	1,178
Policy loans	35,015	33,471	30,717
Other long-term investments	1,508	1,281	2,320
Short-term investments	75	138	311

	769,531	744,969	725,755
Less investment expense	(40,324)	(35,226)	(32,111)

Net investment income	$729,207	$709,743	$693,644

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities:
Sales and other	$23,170	$13,138	$47,345
Other-than-temporary impairments	0	0	(5,600)
Equity securities	601	0	0
Loss on redemption of debt	(258)	0	(4,109)
Other	35	(5,148)	197

	23,548	7,990	37,833
Applicable tax	(8,242)	(4,025)	(13,242)

Realized gains (losses) from investments, net of tax	$15,306	$3,965	$24,591

An analysis of the net change in unrealized investment gains (losses) is as follows:
Equity securities	$(308)	$317	$(1,489)
Fixed maturities available for sale	1,279,190	(1,187,529)	613,826

Net change in unrealized gains (losses) on securities	1,278,882	(1,187,212)	612,337
Other investments	4,180	3,560	2,517

Net change in unrealized gains (losses)	$1,283,062	$(1,183,652)	$614,854

Additional information about securities sold is as follows:

	At December 31,
	2014	2013	2012
Fixed maturities:
Proceeds from sales	$109,024	$133,463	$345,601
Gross realized gains	17,583	5,948	40,851
Gross realized losses	(1,879)	(1,310)	(2,477)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Fair value measurements: The following tables represent the fair value of assets measured on a recurring basis at December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$369,841	$0	$369,841
States, municipalities, and political subdivisions	1,504	1,453,259	0	1,454,763
Foreign governments	0	27,173	0	27,173
Corporates	86,571	11,406,667	512,714	12,005,952
Collateralized debt obligations	0	0	63,232	63,232
Other asset-backed securities	661	21,867	0	22,528
Redeemable preferred stocks	22,945	526,626	0	549,571

Total fixed maturities	111,681	13,805,433	575,946	14,493,060
Equity securities	664	0	833	1,477

Total fixed maturities and equity securities	$112,325	$13,805,433	$576,779	$14,494,537

Percentage of total	0.8%	95.2%	4.0%	100.0%

	Fair Value Measurements at December 31, 2013 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$0	$353,173	$0	$353,173
States, municipalities, and political subdivisions	0	1,335,304	0	1,335,304
Foreign governments	0	44,155	0	44,155
Corporates	47,058	10,188,988	300,300	10,536,346
Collateralized debt obligations	0	0	58,205	58,205
Other asset-backed securities	0	38,169	0	38,169
Redeemable preferred stocks	22,220	491,561	0	513,781

Total fixed maturities	69,278	12,451,350	358,505	12,879,133
Equity securities	1,108	0	776	1,884

Total fixed maturities and equity securities	$70,386	$12,451,350	$359,281	$12,881,017

Percentage of total	0.5%	96.7%	2.8%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed securities	Collateralized debt Obligations	Corporates*	Equities	Total
Balance at January 1, 2012	$7,122	$30,320	$11,250	$710	$49,402
Total gains or losses:
Included in realized gains/losses	0	0	1,482	0	1,482
Included in other comprehensive income	1,078	12,067	3,600	29	16,774
Acquisitions	0	0	183,676	0	183,676
Sales	0	0	(13,429)	0	(13,429)
Amortization	(219)	2,648	699	0	3,128
Other **	0	1,536	0	0	1,536
Transfers into Level 3	0	0	43,794	0	43,794

Balance at December 31, 2012	7,981	46,571	231,072	739	286,363
Total gains or losses:
Included in realized gains/losses	0	0	0	0	0
Included in other comprehensive income	426	10,083	(17,243)	37	(6,697)
Acquisitions	0	0	129,755	0	129,755
Sales	0	0	0	0	0
Amortization	(57)	2,838	5	0	2,786
Other **	0	(1,287)	(834)	0	(2,121)
Transfers out of Level 3	(8,350)	0	(42,455)	0	(50,805)

Balance at December 31, 2013	0	58,205	300,300	776	359,281
Total gains or losses:
Included in realized gains/losses	0	15,924	1	0	15,925
Included in other comprehensive income	0	3,323	27,864	57	31,244
Acquisitions	0	0	186,366	0	186,366
Sales	0	(16,049)	(1)	0	(16,050)
Amortization	0	5,519	13	0	5,532
Other **	0	(3,690)	(1,829)	0	(5,519)
Transfers out of Level 3	0	0	0	0	0

Balance at December 31, 2014	$0	$63,232	$512,714	$833	$576,779

*	Includes redeemable preferred stocks
**	Includes capitalized interest and foreign exchange adjustments.

Acquisitions of Level 3 investments in 2014 and 2013 are comprised of private-placement fixed maturities managed by an unaffiliated third-party.

Quantitative Information about Level 3

Fair Value Measurements

As of December 31, 2014

	Fair Value	Valuation Techniques	Unobservable Input	Range	Weighted Average
Collateralized debt obligations	$63,232	Discounted cash flows	Discount rate	9-12.5%	11.9%
Private placement fixed maturities	512,714	Discounted cash flows	Credit rating	BB+ to A+	BBB
Other investments	833	Third-party pricing without adjustment	N/A	N/A	N/A

	$576,779

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

The following table presents transfers in and out of each of the valuation levels of fair values.

	2014			2013			2012
	In	Out	Net	In	Out	Net	In	Out	Net
Level 1	$36,468	$0	$36,468	$19,416	$0	$19,416	$48,536	$0	$48,536
Level 2	0	(36,468)	(36,468)	50,805	(19,416)	31,389	0	(92,330)	(92,330)
Level 3	0	0	0	0	(50,805)	(50,805)	43,794	0	43,794

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

Other-than-temporary impairments: Torchmark has determined that certain of its holdings in fixed maturity investments were other-than-temporarily impaired during the three years ended December 31, 2014. The following table presents the writedowns recorded due to these impairments in accordance with accounting guidance and whether the writedown was charged to earnings or other comprehensive income.

Writedowns for Other-Than-Temporary Impairments

	2014		2013		2012
	Net Income	Other Comprehensive Income	Net Income	Other Comprehensive Income	Net Income	Other Comprehensive Income
Corporate bonds (pre-tax)	$0	$0	$0	$0	$5,600	$0

After tax	$0	$0	$0	$0	$3,640	$0

As of year end 2014, previously written down securities remaining in the portfolio were carried at a fair value of $52 million. Otherwise, as of December 31, 2014, Torchmark has no information available to cause it to believe that any of its investments are other-than-temporarily impaired. Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell nor expects to be required to sell its other impaired securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Unrealized gains/loss analysis:     In 2013, increases in interest rates in financial markets caused the net unrealized gain balances to decline to $390 million at December 31, 2013 from $1.6 billion a year earlier. During 2014, interest rates declined resulting in an increase in net unrealized gains at December 31, 2014 to $1.7 billion. At December 31, 2014, investments in securities in the financial sector were in a $460 million net unrealized gain position. These investments in the financial sector represented 24% of the portfolio at amortized cost and 25% at fair value. This is compared with a net unrealized gain position of $180 million at the end of the prior year. Investments and securities in the other sectors had net unrealized gains of $1.2 billion at year end 2014 and $210 million at year end 2013. The following tables disclose gross unrealized investment losses by class of investment at December 31, 2014 and December 31, 2013 for the respective periods of time in a loss position. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2014

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$4,478	$(7)	$149,238	$(3,176)	$153,716	$(3,183)
States, municipalities and political subdivisions	5,632	(206)	20,756	(512)	26,388	(718)
Foreign governments	0	0	800	(1)	800	(1)
Corporates	434,757	(17,491)	810,945	(43,389)	1,245,702	(60,880)
Collateralized debt obligations	0	0	11,190	(8,809)	11,190	(8,809)
Other asset-backed securities	0	0	0	0	0	0
Redeemable preferred stocks	1,008	(1)	58,983	(5,030)	59,991	(5,031)

Total fixed maturities	$445,875	$(17,705)	$1,051,912	$(60,917)	$1,497,787	$(78,622)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES

At December 31, 2013

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$242,144	$(42,885)	$87,977	$(32,410)	$330,121	$(75,295)
States, municipalities and political subdivisions	167,660	(12,807)	1,619	(140)	169,279	(12,947)
Foreign governments	11,966	(67)	0	0	11,966	(67)
Corporates	2,692,494	(196,139)	600,350	(104,250)	3,292,844	(300,389)
Collateralized debt obligations	0	0	58,080	(7,968)	58,080	(7,968)
Other asset-backed securities	6,974	(26)	3,873	(72)	10,847	(98)
Redeemable preferred stocks	106,229	(3,694)	82,287	(10,504)	188,516	(14,198)

Total fixed maturities	$3,227,467	$(255,618)	$834,186	$(155,344)	$4,061,653	$(410,962)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total

Number of issues (Cusip numbers) held:
As of December 31, 2014	80	173	253
As of December 31, 2013	462	130	592

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,604 issues at December 31, 2014 and 1,619 issues at December 31, 2013. The weighted-average quality rating of all unrealized loss positions as of December 31, 2014 was BBB+, compared with BBB+ a year earlier. The weighted-average quality ratings are based on amortized cost.

Other investment information:

Other long-term investments consist of the following:

	December 31,
	2014	2013
Investment real estate, at depreciated cost	$203	$203
Low-income housing interests	5,370	7,589
Other	4,876	5,415

Total	$10,449	$13,207

Accumulated depreciation on investment real estate was $1.7 million at both December 31, 2014 and December 31, 2013. Torchmark did not have any invested assets that were non-income producing during the twelve months ended December 31, 2014.

Note 5—Deferred Acquisition Costs

An analysis of deferred acquisition costs is as follows:

	2014	2013	2012
Balance at beginning of year	$3,337,649	$3,198,431	$2,916,732
Additions:
Deferred during period:
Commissions	361,358	331,060	312,581
Other expenses	205,913	193,203	168,237

Total deferred	567,271	524,263	480,818
Value of insurance purchased during year	0	8,489	175,257
Foreign exchange adjustment	0	0	3,557
Adjustment attributable to unrealized investment losses(1)	0	14,906	7,234

Total additions	567,271	547,658	666,866

Deductions:
Amortized during period	(418,772)	(403,389)	(385,167)
Foreign exchange adjustment	(8,167)	(5,051)	0
Adjustment attributable to unrealized investment gains(1)	(6,200)	0	0

Total deductions	(433,139)	(408,440)	(385,167)

Balance at end of year	$3,471,781	$3,337,649	$3,198,431

(1)	Represents amounts pertaining to investments relating to universal life-type products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 6—Acquisition

On November 1, 2012, Torchmark acquired all of the outstanding common stock of Family Heritage Life Insurance Company of America (Family Heritage), a privately-held supplemental health insurance provider. Family Heritage was founded in 1989 and is headquartered in Cleveland, Ohio. It is a specialty insurer focused primarily on selling protection-oriented individual supplemental health insurance products through a captive agency force. The purchase price was approximately $234 million, including post-closing adjustments and the assumption of $20 million par value of debt in the form of trust preferred securities issued by Family Heritage’s previous parent company ($20 million fair value at the purchase date). The balance of the purchase price of approximately $214 million was funded primarily with cash provided from borrowings as described in Note 11—Debt. There was approximately $27 million of cash acquired in the transaction. Acquisition expenses in connection with the transaction charged to Torchmark’s earnings in 2012 were $2.9 million ($1.9 million after tax). These costs were included as “Other operating expense” in the Consolidated Statement of Operations for 2012. In 2013, a one-time adjustment for the finalization of accounting for the insurance assets and liabilities for the Family Heritage acquisition was completed. The result of this adjustment was a $1.5 million increase in pretax income ($522 thousand after tax), due to the net effect of an increase in the policyholder benefit reserve of $8.5 million and a greater increase in the deferred acquisition asset of $10.0 million.

During the two-month period commencing on the purchase date of November 1, 2012 and ending December 31, 2012, Family Heritage had revenues of $33 million and net income of $3.1 million included in Torchmark’s 2012 Consolidated Statement of Operations.

The table below presents supplemental unaudited pro forma information for 2012 as if the Family Heritage acquisition were completed on January 1, 2011, based on estimates and assumptions considered appropriate:

Year Ended December 31,
2012
Revenues	$197,174
Net income	13,220
Net income per diluted share	0.09

The supplemental unaudited pro forma information above is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time, nor is it intended to be a projection of future results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 7—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$101,719	$104,870	$103,517
Acquisition of Family Heritage	0	0	11,700
Incurred related to:
Current year	792,740	720,490	704,934
Prior years	(23,106)	(11,594)	(17,531)

Total incurred	769,634	708,896	687,403
Paid related to:
Current year	725,386	636,150	627,495
Prior years	59,714	75,897	70,255

Total paid	785,100	712,047	697,750

Balance at end of year	$86,253	$101,719	$104,870

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

Claims paid in each of the years 2012 through 2014 were settled for amounts less than anticipated when estimated at the previous year end. The most significant component of these favorable variances was in Torchmark’s Medicare Part D business and, to a lesser extent, Torchmark’s UA Independent and Liberty National agencies. The Company’s estimates at each point have reflected the emerging data and trends. In the Medicare Part D channel, the Company is required to estimate claim discounts that will be received from drug manufacturers. In each of the years 2012 through 2014, the discounts from the drug manufacturers received in the current year but related to prior year claims were higher than anticipated when the claim liability was determined.

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

The components of income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax expense from continuing operations	$235,529	$234,654	$236,669
Shareholders’ equity:
Other comprehensive income (loss)	424,089	(386,752)	201,950
Tax basis compensation expense (from the exercise of stock options and vesting of restricted stock awards) in excess of amounts recognized for financial reporting purposes	(18,524)	(21,314)	(22,602)

	$641,094	$(173,412)	$416,017

Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2014	2013	2012
Current income tax expense	$147,486	$176,427	$161,332
Deferred income tax expense	88,043	58,227	75,337

	$235,529	$234,654	$236,669

In each of the years 2012 through 2014, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2014	%	2013	%	2012	%
Expected income taxes	$272,464	35.0%	$267,094	35.0%	$268,098	35.0%
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	$(3,233)	(.4)	(3,107)	(.4)	(3,506)	(.4)
Low income housing investments	(36,442)	(4.7)	(32,417)	(4.2)	(28,877)	(3.8)
Other	2,740	.4	3,084	.4	954	.1

Income tax expense	$235,529	30.3%	$234,654	30.8%	$236,669	30.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2014	2013
Deferred tax assets:
Fixed maturity investments	$12,925	$16,868
Carryover of tax losses	3,036	11,415

Total gross deferred tax assets	15,961	28,283
Deferred tax liabilities:
Unrealized gains	522,219	92,772
Employee and agent compensation	74,088	68,911
Deferred acquisition costs	879,851	829,032
Future policy benefits, unearned and advance premiums, and policy claims	331,408	315,291
Other liabilities	4,732	1,126

Total gross deferred tax liabilities	1,812,298	1,307,132

Net deferred tax liability	$1,796,337	$1,278,849

Torchmark and its subsidiaries, excluding Family Heritage, file a life-nonlife consolidated Federal income tax return. Family Heritage files its Federal income tax return on a separate company basis. Torchmark’s consolidated Federal income tax returns are routinely audited by the Internal Revenue Service (IRS). The IRS completed its examination of Torchmark’s 2008-2011 consolidated income tax returns during 2014 resulting in no impact on the company’s effective tax rate. The statutes of limitations for the assessment of additional tax are closed for all tax years prior to 2011 with respect to Torchmark’s consolidated and Family Heritage’s Federal income tax returns. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Torchmark has net operating loss carryforwards of approximately $8.7 million at December 31, 2014 which will begin to expire in 2032 if not otherwise used to offset future taxable income. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets since, in management’s judgment, Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Torchmark’s tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2012 through 2014, Torchmark did not have any uncertain tax positions which resulted in unrecognized tax benefits.

Torchmark’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest income of $465 thousand, $0, and $56 thousand, net of Federal income tax benefits, in its Consolidated Statements of Operations for 2014, 2013, and 2012, respectively. The Company had no accrued interest or penalties at December 31, 2014 or 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Pension Plans:    Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There are also two nonqualified, noncontributory supplemental benefit pension plans which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2014	$3,078	$23,463
2013	3,373	33,122
2012	3,668	26,007

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $14.6 million in 2014, $10.3 million in 2013, and $8.2 million in 2012. Torchmark estimates as of December 31, 2014 that it will contribute an amount not to exceed $20 million to these plans in 2015. The actual amount of contribution may be different from this estimate.

Torchmark has a Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is unfunded. However, a Rabbi Trust has been established to support the liability for this plan. This trust consists of life insurance policies on the lives of plan participants with an unaffiliated insurance carrier as well as an investment account. The premiums paid for the insurance coverage were $2.2 million in 2014, $2.9 million in 2013, and $1.7 million in 2012. The cash value of these policies at December 31, 2014 was $24 million and was $22 million a year earlier. Investments in the investment account consist of exchange traded funds. Deposits of $6 million in 2013 and $5 million in 2012 were added to the investment account in this trust. There were no deposits in 2014. As of December 31, 2014, the combined value of the insurance policies and the trust investments was $74 million, compared with $66 million a year earlier. Because this plan is unqualified, the investments and the policyholder value of the insurance policies in the Rabbi Trust are not included as defined benefit plan assets but as assets of the Company. They are included with “Other Assets” in the Consolidated Balance Sheets. The liability for this SERP at December 31, 2014 was $71 million and was $58 million a year earlier.

The Company has another small supplemental benefit pension plan which is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits that an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is unfunded. Liability for this closed plan was $3 million at December 31, 2014 and December 31, 2013. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2014 and 2013.

Pension Assets by Component at December 31, 2014

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Financial	$45,790			$45,790	14%
Consumer, Cyclical	26,542			26,542	8
Technology	16,965			16,965	5
Consumer, Non-Cyclical	11,665			11,665	4
Energy	10,192			10,192	3
Communications	9,322			9,322	3
Other	7,092			7,092	2

Total equity securities	127,568			127,568	39

Corporate bonds		$166,825		166,825	52
Other bonds		284		284	0
Guaranteed annuity contract*		15,027		15,027	5
Short-term investments	9,038			9,038	3
Other	4,156			4,156	1

Grand Total	$140,762	$182,136	$0	$322,898	100%

*	Annuity contract issued by a Torchmark subsidiary

Pension Assets by Component at December 31, 2013

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Financial	$35,807			$35,807	12%
Consumer, Cyclical	17,915			17,915	6
Energy	13,816			13,816	5
Consumer, Non-Cyclical	13,187			13,187	4
Technology	13,055			13,055	4
Depository Institutions	10,523			10,523	3
Other	10,153	$831		10,984	4

Total equity securities	114,456	831		115,287	38

Corporate bonds	0	147,445		147,445	51
Other bonds		267		267	0
Guaranteed annuity contract*		13,769		13,769	5
Short-term investments	13,318			13,318	5
Other	1,667			1,667	1

Grand Total	$129,441	$162,312	$0	$291,753	100%

*	Annuity contract issued by a Torchmark subsidiary

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

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). There is also a guaranteed annuity contract issued by American Income Life Insurance Company to fund the obligations of the American Income Pension Plan. The assets are to be invested in a mix of equity and fixed income investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. Equities include common and preferred stocks, securities convertible into equities, mutual funds that invest in equities, and other equity-related investments. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with maturities less than one year and invested cash. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2014, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in equity securities during the three years ended December 31, 2014.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2014	2013
Discount Rate	4.23%	5.12%
Rate of Compensation Increase	4.35	4.35

For Periodic Benefit Cost for the Year:	2014	2013	2012
Discount Rate	5.12%	4.18%	5.09%
Expected Long-Term Returns	6.97	6.96	7.20
Rate of Compensation Increase	4.35	4.40	4.04

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

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2014	2013	2012
Service cost—benefits earned during the period	$12,925	$14,984	$11,215
Interest cost on projected benefit obligation	19,270	17,043	16,796
Expected return on assets	(19,031)	(17,429)	(17,114)
Net amortization	10,283	18,143	14,799
Recognition of actuarial loss	16	381	311

Net periodic pension cost	$23,463	$33,122	$26,007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	2014	2013	2012
Balance at January 1	$(97,467)	$(168,129)	$(119,863)

Amortization of:
Prior service cost	2,113	2,276	2,146
Net actuarial (gain) loss*	8,172	16,090	12,653

Total amortization*	10,285	18,366	14,799

Plan amendments	0	0	(3,452)
Experience gain(loss)	(65,817)	52,296	(59,613)

Balance at December 31	$(152,999)	$(97,467)	$(168,129)

*	Includes amortization of postretirement benefits other than pensions of $2 thousand in 2014, $224 thousand in 2013, and $0 in 2012.

The following table presents a reconciliation from the beginning to the end of the year of the projected benefit obligation and plan assets for pensions. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

	Pension Benefits For the year ended December 31,
	2014	2013
Changes in benefit obligation:
Obligation at beginning of year	$383,859	$414,921
Service cost	12,925	14,984
Interest cost	19,270	17,043
Actuarial loss (gain)	78,487	(45,258)
Benefits paid	(17,115)	(17,831)

Obligation at end of year	477,426	383,859

Changes in plan assets:
Fair value at beginning of year	291,753	277,641
Return on assets	33,641	21,613
Contributions	14,619	10,330
Benefits paid	(17,115)	(17,831)

Fair value at end of year	322,898	291,753

Funded status at year end	$(154,528)	$(92,106)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$146,571	$90,878
Prior service cost	3,362	5,476

Net amounts recognized at year end	$149,933	$96,354

The portion of other comprehensive income that is expected to be reflected in pension expense in 2015 is as follows:

Amortization of prior service cost	$326
Amortization of net actuarial loss	14,135

Total	$14,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $374 million and $295 million at December 31, 2014 and 2013, respectively. In the unfunded plans, the ABO was $63 million and $52 million at December 31, 2014 and 2013, respectively.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2014. These estimates use the same assumptions that measure the benefit obligation at December 31, 2014, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2015	$17,103
2016	18,335
2017	20,055
2018	21,274
2019	22,557
2020-2024	135,663

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2014	2013	2012
Service cost	$0	$354	$392
Interest cost on benefit obligation	646	1,030	1,020
Expected return on plan assets	0	0	0
Net amortization	2	224	0
Recognition of net actuarial (gain) loss	(256)	0	0

Net periodic postretirement benefit cost	$392	$1,608	$1,412

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded, funded status is equivalent to the accrued benefit liability.

	Benefits Other Than Pensions For the year ended December 31,
	2014	2013
Changes in benefit obligation:
Obligation at beginning of year	$20,860	$22,367
Service cost	0	354
Interest cost	646	1,030
Actuarial loss (gain)	1,700	(2,475)
Benefits paid	(311)	(416)

Obligation at end of year	22,895	20,860

Changes in plan assets:
Fair value at beginning of year	0	0
Return on assets	0	0
Contributions	311	416
Benefits paid	(311)	(416)

Fair value at end of year	0	0

Funded status at year end	$(22,895)	$(20,860)

Amounts recognized in accumulated other comprehensive income:
Net loss*	$3,066	$1,113

Net amounts recognized at year end	$3,066	$1,113

*	The net loss for benefit plans other than pensions reduces other comprehensive income.

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s post-retirement benefit plans other than pensions.

Weighted Average Assumptions for Post-Retirement

Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2014	2013
Discount Rate	4.23%	5.12%

For Periodic Benefit Cost for the Year:
	2014	2013	2012
Discount Rate	5.12%	4.18%	5.09%

Estimated Future Payments for Post-Retirement Benefit Plans Other Than Pensions

For the year(s)
2015	$994
2016	1,117
2017	1,301
2018	1,503
2019	1,655
2020-2024	10,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation not involving cash	$32,203	$25,642	$21,605
Commitments for low-income housing interests	75,706	42,525	29,759
Capitalized investment income	0	806	1,537
Debt assumed to acquire Family Heritage	0	0	20,000

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2014	2013	2012
Interest paid	$77,066	$81,322	$77,686
Income taxes paid	112,935	139,091	89,061

In 2014, Torchmark’s receivables increased $164 million, reducing cash flows from operations. Of this amount, $154 million was due primarily to collections to be received in 2015 under the federal governments’ Medicare Part D risk-sharing and pass-through agreements, as well as contracted rebates from Part D drug providers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

					As of December 31,
					2014			2013
Description	Annual Interest Rate		Issue Date	Periodic Interest Payments Due	Outstanding Principal (Par Value)	Outstanding Principal (Book Value)	Outstanding Principal (Fair Value)	Outstanding Principal (Book Value)
Notes, due 5/15/23(1)(2)	7.875%		5/93	5/15 & 11/15	$165,612	$163,758	$210,112	$163,609
Senior Notes, due 6/15/16(1)(3)	6.375%		6/06	6/15 & 12/15	250,000	249,236	268,395	248,753
Senior Notes, due 6/15/19(1)(3)	9.250%		6/09	6/15 & 12/15	292,647	290,618	370,569	290,268
Senior Notes, due 9/15/22(1)(3)	3.800%		9/12	3/15 & 9/15	150,000	147,648	154,673	147,392
Junior Subordinated
Debentures due 12/15/52(4)(8)	5.875%		9/12	quarterly	125,000	120,870	125,000	120,843
Junior Subordinated
Debentures due 3/15/36(4)(5)	3.541	%(9)	(6)	quarterly	20,000	20,000	20,000	20,000

Total funded debt					1,003,259	992,130	1,148,749	990,865
Commercial Paper(7)					238,450	238,398	238,398	229,070

Total debt					$1,241,709	$1,230,528	$1,387,147	$1,219,935

(1)	All securities other than the Junior Subordinated Debentures have equal priority with one another.
(2)	Not callable.
(3)	Callable subject to “make-whole” premium.
(4)	Quarterly payments on the 15th of March, June, Sept., and Dec.
(5)	Callable anytime.
(6)	Assumed upon November 1, 2012 acquisition of Family Heritage.
(7)	Classified as short-term debt.
(8)	Callable as of December 15, 2017.
(9)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.

The amount of debt that becomes due during each of the next five years is: 2015—$238 million; 2016—$250 million; 2017—$0; 2018—$0; 2019—$293 million; and thereafter—$461 million.

Funded debt:    On September 24, 2012, Torchmark issued $300 million principal amount of 3.80% Senior Notes due 2022. Interest on the Senior Notes are payable semi-annually. As part of the offering, two of Torchmark’s insurance subsidiaries acquired a combined amount of $150 million par value of the Senior Notes. Proceeds from the issuance of this debt, net of underwriters’ discount and expenses, were $147 million with total proceeds to the Parent Company of approximately $297 million. The Senior Notes are redeemable by Torchmark in whole or in part at any time subject to a “make-whole” premium, whereby the Company would be required to pay the greater of the full principal amount of the notes or otherwise the present value of the remaining payment schedule of the notes discounted at a rate of interest equivalent to the rate of a United States Treasury security of comparable term plus a spread of 30 basis points. Torchmark used a portion of the net proceeds from the new Senior Note offering to fund the acquisition of Family Heritage as described in Note 6 - Acquisition. The Parent Company used the remaining proceeds to repay its $94 million principal amount 7 3/8% Notes that matured on August 1, 2013.

Additionally, on September 24, 2012, Torchmark completed the public offering of its 5.875% Junior Subordinated Debentures due 2052 for an aggregate principal amount of $125 million. Proceeds from this offering were $121 million, net of underwriters’ discount and issue expenses. These debentures pay interest quarterly. The securities are redeemable on December 15, 2052, and are first callable in whole or in part by Torchmark on or after December 15, 2017. Expenses of $4.2 million related to the offering have been netted against long-term debt and will be amortized over the forty-year redemption period. Net proceeds were used to fund the redemption of Torchmark’s 7.1% Trust Preferred Securities discussed below.

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

Commercial Paper:    As of July 16, 2014, Torchmark entered into a new credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, replacing a previous facility that had a maximum limitation of $600 million. Up to $250 million in letters of credit can be issued against the new facility. The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment. The new facility terminates July 16, 2019. In accordance with the agreement, Torchmark is subject to certain covenants regarding capitalization, as was the case with the previous credit facility. As of December 31, 2014, and throughout the three-year period ended December 31, 2014, Torchmark was in full compliance with the appropriate covenants. Borrowings on the credit facilities are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Torchmark’s short-term borrowings is presented below.

Short-Term Borrowings

	At December 31,
	2014	2013
Balance at end of period (at par value)	$238,450	$229,140
Annualized interest rate	.32%	.30%
Letters of credit outstanding	$198,000	$198,000
Remaining amount available under credit line	313,550	172,860

	For the Year Ended December 31,
	2014	2013	2012
Average balance outstanding during period	$296,246	$274,435	$250,401
Daily-weighted average interest rate (annualized)	.26%	.33%	.48%
Maximum daily amount outstanding during period	$343,000	$340,140	$385,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is presented in the following chart. All share data in this Note has been retrospectively restated to give effect to the three-for-two stock split described in Note 1.

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2012:
Balance at January 1, 2012	0	0	168,468,183	(17,598,985)
Grants of restricted stock				104,580
Issuance of common stock due to exercise of stock options				8,036,235
Treasury stock acquired				(17,656,559)
Retirement of treasury stock			(9,750,000)	9,750,000

Balance at December 31, 2012	0	0	158,718,183	(17,364,729)
2013:
Grants of restricted stock				76,415
Forfeitures and surrenders of restricted stock				(37,359)
Issuance of common stock due to exercise of stock options				3,917,757
Issuance of common stock due to settlement of restricted stock units				11,190
Treasury stock acquired				(11,069,076)
Retirement of treasury stock			(7,500,000)	7,500,000

Balance at December 31, 2013	0	0	151,218,183	(16,965,802)
2014:
Grants of restricted stock				19,041
Forfeitures of restricted stock				(2,700)
Issuance of common stock due to exercise of stock options				2,210,349
Treasury stock acquired				(8,548,795)
Retirement of treasury stock			(17,000,000)	17,000,000

Balance at December 31, 2014	0	0	134,218,183	(6,287,907)

Acquisition of Common Shares:    Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 7.2 million shares at a cost of $375 million in 2014, 8.3 million shares at a cost of $360 million in 2013, and 11.2 million shares at a cost of $360 million in 2012. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. Shares repurchased for dilution purposes were 1.4 million shares at a cost of $74 million in 2014, 2.8 million shares at a cost of $122 million in 2013, and 6.4 million shares at a cost of $210 million in 2012.

Retirement of Treasury Stock:    Torchmark retired 17.0 million shares of treasury stock in 2014, 7.5 million in 2013, and 9.8 million in 2012.

Restrictions:    Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are limited to the greater of prior year statutory net income excluding realized capital gains on an annual noncumulative basis, or 10% of prior year surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Torchmark paid cash dividends to the parent company in the amount of $479 million in 2014, $488 million in 2013, and $437 million in 2012. As of December 31, 2014, dividends and transfers from insurance subsidiaries to parent available to be paid in 2015 were limited to the amount of $438 million without regulatory approval, such that $825 million was considered restricted net assets of the subsidiaries. The Company believes that total dividends and transfers of $473

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity (continued)

million will be available to the parent in 2015. Please refer to Schedule II. Condensed Financial Information of Registrant for more information about Torchmark’s transactions with its subsidiaries. While there are no legal restrictions on the payment of dividends to shareholders from Torchmark’s retained earnings, retained earnings as of December 31, 2014 were restricted by lenders’ covenants which require the Company to maintain and not distribute $2.6 billion from its total consolidated retained earnings of $3.4 billion.

Earnings Per Share:    A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	2014	2013	2012
Basic weighted average shares outstanding	130,721,738	137,646,885	144,921,299
Weighted average dilutive options outstanding	1,918,506	1,916,900	1,926,283

Diluted weighted average shares outstanding	132,640,244	139,563,785	146,847,582

There were no anti-dilutive shares as of December 31, 2012, 2013, or 2014. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

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

As disclosed in Note 1—Significant Accounting Policies, Torchmark recorded a three-for-two stock split, effective as of July 1, 2014. As a result, share and per share data in this Note have been retrospectively adjusted to give effect to this split. During 2014, shareholders approved an amendment to the 2011 Incentive Plan allowing for an additional 6.3 million shares available for grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of shares available for grant is as follows:

	Available for Grant
	2014	2013	2012
Balance at January 1	4,368,753	6,804,452	9,149,013
2011 Plan Amendment	6,300,000	0	0
Options expired and forfeited during year	3,488	128,109	8,775
Restricted stock expired and forfeited during year (counted as 3.1 options)*	31,620	9,625	0
Options granted during year	(1,523,982)	(1,626,863)	(1,609,087)
Restricted stock, restricted stock units, and performance shares granted under the Torchmark Corporation 2011 Incentive Plan (counted as 3.1 options per grant)*	(721,286)	(946,570)	(744,249)

Balance at December 31	8,458,593	4,368,753	6,804,452

* Plan allows for grant of restricted stock such that each stock grant reduces 3.1 options available for grant

A summary of stock compensation activity for each of the three years ended December 31, 2014 is presented below:

	2014	2013	2012
Stock-based compensation expense recognized*	$32,203	$25,642	$21,605
Tax benefit recognized	11,271	8,975	7,562
Weighted-average grant-date fair value of options granted	14.77	12.37	10.47
Intrinsic value of options exercised	61,229	72,793	80,781
Cash received from options exercised	56,294	97,815	181,022
Actual tax benefit received	23,232	27,972	29,307

* No stock-based compensation expense was capitalized in any period.

An analysis of option activity for each of the three years ended December 31, 2014 is as follows:

	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	8,579,202	$27.84	10,998,206	$25.43	17,430,590	$23.61
Granted:
7-year term	1,226,270	50.70	1,361,700	37.62	1,269,450	30.73
10-year term	297,712	50.69	265,162	37.40	339,638	30.33
Exercised	(2,210,348)	25.47	(3,917,757)	24.97	(8,031,572)	22.55
Expired and forfeited	(3,488)	40.05	(128,109)	32.33	(9,900)	29.75
Adjustment due to 7/1/14 stock split	(27)	n/a	0	0.00	0	0.00

Outstanding-end of year	7,889,321	$32.91	8,579,202	$27.84	10,998,206	$25.43

Exercisable at end of year	3,809,415	$24.58	4,395,552	$22.95	6,392,726	$23.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

A summary of restricted stock and restricted stock units granted during each of the years in the three year period ended December 31, 2014 is presented in the table below. Restricted stock holders are entitled to dividends on the stock and holders of restricted stock units are entitled to dividend equivalents. Executive grants vest over five years and director grants vest over six months.

	2014	2013	2012
Executives restricted stock:
Shares	12,000	58,695	90,000
Price per share	$50.69	$40.09	$30.75
Aggregate value	$608	$2,353	$2,767
Percent vested as of 12/31/14	0%	0%	40%

Directors restricted stock:
Shares	7,041	15,045	14,580
Price per share	$51.62	$35.45	$29.16
Aggregate value	$363	$533	$425
Percent vested as of 12/31/14	100%	100%	100%

Directors restricted stock units (including dividend equivalents):
Shares	12,322	16,998	15,496
Price per share	$51.69	$35.99	$29.35
Aggregate value	$637	$612	$455
Percent vested as of 12/31/14	100%	100%	100%

Certain senior executives of the Company have been granted performance shares. On February 24 and March 4, 2014, grants were made of 179 thousand performance shares with grant prices ranging from $50.69 to $52.40 per share for an aggregate grant price of $9.2 million. On February 27, 2013, a grant was made of 148 thousand performance shares at a price of $37.40 per share for an aggregate grant price of $5.5 million. On February 21 and 22, 2012 grants were made of 120 thousand performance shares with grant prices ranging from $32.48 to $32.73 per share for an aggregate grant price of $3.9 million. Performance grants have a three year contract life, and they do not vest prior to the termination of the contract period. While the target distribution is 179 thousand, 148 thousand, and 120 thousand shares for the 2014, 2013, and 2012 grants, respectively, the determination of the actual settlement in shares will be based on the achievement of certain performance objectives of Torchmark over the respective three-year contract periods. The actual shares could be distributed in a range from 0 to 359 thousand shares for the 2014 grants and 0 to 295 thousand shares for the 2013 grants. A final determination for the 2012 grants has been made as of December 31, 2014 to be 211 thousand shares, as those shares became fully vested at January 27, 2015. The performance shareholders are not entitled to dividend equivalents, and are not entitled to dividend payments until vested and settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of unvested restricted stock is as follows:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Total

2012:
Balance at January 1, 2012	490,500	0	0	0	490,500
Grants	90,000	120,000	14,580	15,496	240,076
Restriction lapses	(112,950)	0	(14,580)	(15,496)	(143,026)
Forfeitures	0	0	0	0	0

Balance at December 31, 2012	467,550	120,000	0	0	587,550

2013:
Grants	58,695	147,750	15,045	16,998	238,488
Additional performance shares*	0	94,800	0	0	94,800
Restriction lapses	(150,750)	0	(15,045)	(16,998)	(182,793)
Forfeitures	(31,050)	0	0	0	(31,050)

Balance at December 31, 2013	344,445	362,550	0	0	706,995

2014:
Grants	12,000	179,250	7,041	12,322	210,613
Additional performance shares*	0	22,060	0	0	22,060
Restriction lapses	(90,315)	0	(7,041)	(12,322)	(109,678)
Forfeitures	(2,700)	(7,500)	0	0	(10,200)

Balance at December 31, 2014	263,430	556,360	0	0	819,790

* Estimated additional share grants expected due to achievement of performance criteria.

Restricted stock units outstanding at each of the year ends 2014, 2013, and 2012 were 98,039, 85,717, and 79,907, respectively. Restricted stock units are only available to directors, and are not converted to shares until the director’s retirement, death, or disability. There were no unvested director restricted shares outstanding at the end of any of the years 2012 through 2014. Director restricted stock and restricted stock units are generally granted on the first working day of the year and vest in six months. Dividend equivalents are earned on restricted stock units only. They are granted in the form of additional restricted stock units and vest immediately upon grant.

An analysis of the weighted-average grant-date fair values of unvested restricted stock is as follows for the year 2014:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units
Grant-date fair value per share at January 1, 2014	$29.49	$34.58
Grants	50.69	51.41	$51.62	$51.62
Estimated additional performance shares		41.93
Restriction lapses	(25.37)		(51.62)	(51.62)
Forfeitures	31.13	50.69
Grant-date fair value per share at December 31, 2014	31.85	40.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

Additional information about Torchmark’s stock-based compensation as of December 31, 2014 and 2013 is as follows:

	2014	2013
Outstanding options:
Weighted-average remaining contractual term (in years)	4.34	4.11
Aggregate intrinsic value	$167,713	$208,152

Exercisable options:
Weighted-average remaining contractual term (in years)	2.72	2.49
Aggregate intrinsic value	$112,724	$128,150

Unrecognized compensation*	$38,809	$37,397
Weighted average period of expected recognition (in years)*	0.91	0.96

*	Includes restricted stock

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2014	2013
Number of shares outstanding	4,079,906	4,183,650
Weighted-average exercise price (per share)	$40.69	$32.98
Weighted-average remaining contractual term (in years)	5.85	5.81
Aggregate intrinsic value	$54,989	$80,002

Torchmark expects that substantially all unvested options will vest.

The following table summarizes information about stock options outstanding at December 31, 2014.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$18.56 - $20.58	1,719,209	1.87	$18.17	1,719,209	$18.17
24.22 - 29.59	1,698,264	3.37	29.31	1,552,247	29.30
30.33 - 32.48	1,335,555	4.69	30.54	506,440	30.61
37.40 - 43.06	1,614,112	5.48	37.58	26,250	43.06
50.69 - 51.62	1,522,181	6.69	50.70	5,269	51.62

$18.56 - $51.62	7,889,321	4.34	$32.91	3,809,415	$24.58

No equity awards were cash settled during the three years ended December 31, 2014.

Note 14—Business Segments

Torchmark’s reportable segments are based on the insurance product lines it markets and administers: life insurance, health insurance, Medicare Part D, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. Torchmark’s chief operating decision maker evaluates the overall performance of the operations of the Company in accordance with these segments.

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

Life insurance products include traditional and interest-sensitive whole life insurance as well as term life insurance. Health products are generally guaranteed-renewable and include Medicare Supplement, cancer, accident, long-term care, and limited-benefit hospital and surgical coverages. Medicare Part D includes prescription drug coverage for Medicare beneficiaries. Annuities include fixed-benefit contracts.

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s marketing groups.

Torchmark Corporation

Premium Income By Distribution Channel

	For the Year 2014
	Life		Health		Medicare Part D		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$16,582	1	$305,368	35	$55,397	16	$400	100	$377,747	12
Liberty National Exclusive	272,265	14	222,017	25	6,431	2			500,713	16
American Income Exclusive	766,458	39	78,722	9					845,180	27
Family Heritage Exclusive	1,595	0	204,667	24					206,262	6
Direct Response	702,023	36	58,666	7	285,977	82			1,046,666	33
Other	207,377	10							207,377	6

	$1,966,300	100	$869,440	100	$347,805	100	$400	100	$3,183,945	100

	For the Year 2013
	Life		Health		Medicare Part D		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$19,742	1	$298,298	35	$41,455	14	$532	100	$360,027	12
Liberty National Exclusive	275,980	15	241,264	28	7,361	2			524,605	17
American Income Exclusive	715,366	38	79,435	9					794,801	26
Family Heritage Exclusive	1,006	0	190,923	22					191,929	6
Direct Response	663,544	35	53,898	6	251,192	84			968,634	32
Other	209,694	11							209,694	7

	$1,885,332	100	$863,818	100	$300,008	100	$532	100	$3,049,690	100

	For the Year 2012
	Life		Health		Medicare Part D		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$21,127	1	$298,759	41	$64,021	20	$559	100	$384,466	13
Liberty National Exclusive	281,723	15	263,535	36	8,533	3			553,791	19
American Income Exclusive	663,696	37	79,640	11					743,336	26
Family Heritage Exclusive	130	0	30,119	4					30,249	1
Direct Response	630,111	35	57,966	8	245,210	77			933,287	33
Other	211,737	12							211,737	8

	$1,808,524	100	$730,019	100	$317,764	100	$559	100	$2,856,866	100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

Because of the nature of the life insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark’s business is conducted in the United States.

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

During 2014, Torchmark accrued for certain litigation matters in the net amount of $3.7 million ($2.4 million after tax) that were not directly related to its insurance operations. Additionally, Torchmark received $1.3 million ($853 thousand after tax) in settlement of litigation regarding investments. Also in 2014, the Company recorded $8.2 million in administrative settlements ($5.3 million after tax) related to benefits paid for deaths occurring in prior years where claims had not been filed. These administrative settlements were included in “Policyholder benefits” in the Consolidated Statements of Operations in 2014. During 2013, Torchmark incurred four non-operating charges: (1) a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax), resulting from events in years prior to 2012, (2) a legal settlement related to a non-insurance matter in the amount of $500 thousand ($325 thousand after tax), (3) the settlement of a litigation matter related to prior years in the amount of $8.6 million ($5.6 million after tax) and (4) a one-time adjustment related to the finalization of accounting for the acquisition of the insurance assets and liabilities of Family Heritage. The Family Heritage acquisition closed on November 1, 2012. This adjustment increased after-tax earnings in the amount of $522 thousand. Management removes items that are related to prior periods when evaluating the operating results of current periods. Management also removes non-operating items unrelated to its core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results, because accounting guidance requires that operating segment results be presented as management views its business. With the exception of the administrative settlements in the paragraph above, all of these items are included in “Other operating expense” in the Consolidated Statements of Operations for the appropriate year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its major income statement line items. See Note 1—Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	For the year 2014
	Life	Health	Medicare Part D	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,966,300	$869,440	$347,805	$400				$25,475	(1)	$3,209,420
Net investment income					$758,286			(29,079	)(4)	729,207
Other income						$2,354		(233	)(3)	2,121

Total revenue	1,966,300	869,440	347,805	400	758,286	2,354		(3,837)		3,940,748
Expenses:
Policy benefits	1,293,384	559,817	290,341	42,005				33,653	(1,6)	2,219,200
Required interest on:
Policy reserves	(530,192)	(64,401)	0	(55,255)	649,848					0
Deferred acquisition costs	168,100	22,499	727	1,453	(192,779)					0
Amortization of acquisition costs	335,345	72,731	2,858	7,838						418,772
Commissions, premium taxes, and non-deferred acquisition costs	143,174	79,475	26,613	47				(233	)(3)	249,076
Insurance administrative expense(2)						179,955		2,422	(5)	182,377
Parent expense							$8,159	(85	)(5)	8,074
Stock compensation expense							32,203			32,203
Interest expense					76,126					76,126

Total expenses	1,409,811	670,121	320,539	(3,912)	533,195	179,955	40,362	35,757		3,185,828

Subtotal	556,489	199,319	27,266	4,312	225,091	(177,601)	(40,362)	(39,594)		754,920
Nonoperating items								10,515	(5,6)	10,515
Amortization of low-income housing								29,079	(4)	29,079

Measure of segment profitability (pretax)	$556,489	$199,319	$27,266	$4,312	$225,091	$(177,601)	$(40,362)	$0		794,514

Deduct applicable income taxes										(260,046)

Segment profits after tax										534,468

Add back income taxes applicable to segment profitability										260,046
Add (deduct) realized investment gains (losses)										23,548
Deduct Part D adjustments(1)										0
Deduct amortization of low-income housing(4)										(29,079)
Deduct legal settlement expenses(5)										(2,337)
Deduct administrative settlements(6)										(8,178)

Pretax income per Consolidated Statement of Operations										$778,468

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing expense, considered a component of income tax expense in the segment analysis.
(5)	Legal settlement expenses.
(6)	Administrative settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the year 2013
	Life	Health*	Medicare Part D*	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,885,332	$863,818	$300,008	$532				$2,584	(1)	$3,052,274
Net investment income					$734,650			(24,907	)(4)	709,743
Other income						$2,208		(277	)(3)	1,931

Total revenue	1,885,332	863,818	300,008	532	734,650	2,208		(22,600)		3,763,948
Expenses:
Policy benefits	1,227,857	558,982	247,496	43,302				11,209	(1,6)	2,088,846
Required interest on:
Policy reserves	(508,236)	(59,858)	0	(57,294)	625,388					0
Deferred acquisition costs	164,981	22,568	665	1,811	(190,025)					0
Amortization of acquisition costs	323,950	69,724	2,520	8,714				(1,519	)(7)	403,389
Commissions, premium taxes, and non-deferred acquisition costs	131,721	75,895	14,027	60				(277	)(3)	221,426
Insurance administrative expense(2)						178,898		1,155	(5)	180,053
Parent expense							$8,495	500	(6)	8,995
Stock-based compensation expense							25,642			25,642
Interest expense					80,461					80,461

Total expenses	1,340,273	667,311	264,708	(3,407)	515,824	178,898	34,137	11,068		3,008,812

Subtotal	545,059	196,507	35,300	3,939	218,826	(176,690)	(34,137)	(33,668)		755,136
Non-operating items								8,761	(5,6,7)	8,761
Amortization of low-income housing interests								24,907	(4)	24,907

Measure of segment profitability (pretax)	$545,059	$196,507	$35,300	$3,939	$218,826	$(176,690)	$(34,137)	$0		788,804

Deduct applicable income taxes										(258,137)

Segment profits after tax										530,667

Add back income taxes applicable to segment profitability										258,137
Add (deduct) realized investment gains (losses)										7,990
Deduct Medicare Part D adjustments(1)										0
Deduct amortization of low-income housing(4)										(24,907)
Deduct Guaranty Fund Assessment(5)										(1,155)
Deduct legal settlement expenses(6)										(9,125)
Add Family Heritage Life acquisition adjustments(7)										1,519

Pretax income per Consolidated Statement of Operations										$763,126

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Administrative expense is not allocated to insurance segments.
(3)	Elimination of intersegment commission.
(4)	Amortization of low-income housing interests.
(5)	Guaranty Fund Assessment.
(6)	Legal settlement expenses.
(7)	Family Heritage Life acquisition adjustments.
*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2012
	Life	Health*	Medicare Part D*	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,808,524	$730,019	$317,764	$559				$(404	)(1)	$2,856,462
Net investment income					$715,918			(22,274	)(2)(5)	693,644
Other income						$1,898		(321	)(4)	1,577

Total revenue	1,808,524	730,019	317,764	559	715,918	1,898		(22,999)		3,551,683
Expenses:
Policy benefits	1,172,020	472,988	266,957	44,121				(404	)(1)	1,955,682
Required interest on: Policy reserves	(483,892)	(40,963)	0	(59,293)	584,148					0
Deferred acquisition costs	163,875	18,475	584	2,238	(185,172)					0
Amortization of acquisition costs	309,930	62,910	2,368	9,959						385,167
Commissions, premium taxes, and non-deferred acquisition costs	137,115	52,625	14,498	69				(321	)(4)	203,986
Insurance administrative expense(3)						165,405				165,405
Parent expense							$8,222	2,944	(6)	11,166
Stock-based compensation expense							21,605			21,605
Interest expense					80,298			214	(2)	80,512

Total expenses	1,299,048	566,035	284,407	(2,906)	479,274	165,405	29,827	2,433		2,823,523

Sub total	509,476	163,984	33,357	3,465	236,644	(163,507)	(29,827)	(25,432)		728,160
Non operating items								2,944	(6)	2,944
Amortization of low-income housing interests								22,488	(5)	22,488

Measure of segment profitability (pretax)	$509,476	$163,984	$33,357	$3,465	$236,644	$(163,507)	$(29,827)	$0		753,592

Deduct applicable income taxes										(246,945)

Segment profits after tax										506,647

Add back income taxes applicable to segment profitability										246,945
Add (deduct) realized investment gains (losses)										37,833
Deduct Medicare Part D adjustments(1)										0
Deduct amortization of low-income housing(5)										(22,488)
Deduct Family Heritage Life acquisition expense(6)										(2,944)

Pretax income per the Consolidated Statement of Operations										$765,993

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2)	Reclassification of interest amount due to accounting rule requiring deconsolidation of Trust Preferred Securities.
(3)	Administrative expense is not allocated to insurance segments.
(4)	Elimination of intersegment commission.
(5)	Amortization of low-income housing interests.
(6)	Family Heritage Life acquisition expense.
*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

The following table summarizes the measures of segment profitability as determined in the three preceding tables for comparison with prior periods. The table also reconciles segment profits to net income.

Analysis of Profitability by Segment

	2014	2013	2012	2014 Change	%	2013 Change	%
Life insurance underwriting margin	$556,489	$545,059	$509,476	$11,430	2	$35,583	7
Health insurance underwriting margin*	199,319	196,507	163,984	2,812	1	32,523	20
Medicare Part D underwriting margin*	27,266	35,300	33,357	(8,034)	(23)	1,943	6
Annuity underwriting margin	4,312	3,939	3,465	373	9	474	14
Excess investment income	225,091	218,826	236,644	6,265	3	(17,818)	(8)
Other insurance:
Other income	2,354	2,208	1,898	146	7	310	16
Administrative expense	(179,955)	(178,898)	(165,405)	(1,057)	1	(13,493)	8
Corporate and adjustments	(40,362)	(34,137)	(29,827)	(6,225)	18	(4,310)	14

Pre-tax total	794,514	788,804	753,592	5,710	1	35,212	5
Applicable taxes	(260,046)	(258,137)	(246,945)	(1,909)	1	(11,192)	5

Total	534,468	530,667	506,647	3,801	1	24,020	5
Realized gains (losses)—investments (after tax)	15,306	3,965	24,591	11,341		(20,626)
Acquisition expense—Family Heritage (after tax)	0	0	(1,914)	0		1,914
Family Heritage acquisition finalization adjustments (after tax)	0	522	0	(522)		522
Legal settlement expenses (after tax)	(1,519)	(5,931)	0	4,412		(5,931)
Guaranty Fund assessment (after tax)	0	(751)	0	751		(751)
Administrative settlements (after tax)	(5,316)	0	0	(5,316)		0

Net income	$542,939	$528,472	$529,324	$14,467	3	$(852)	0

*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain deferred acquisition costs (including the value of insurance purchased). The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase based on the excess of cost over the fair value of assets acquired for the benefit of that segment. All other assets are included in the Other category. The table below reconciles segment assets to total assets as reported in the consolidated financial statements.

Assets by Segment

	At December 31, 2014
	Life	Health	Medicare Part D	Annuity	Investment	Other	Consolidated
Cash and invested assets					$15,058,996		$15,058,996
Accrued investment income					204,879		204,879
Deferred acquisition costs	$2,946,995	$493,880	$14,384	$16,522			3,471,781
Goodwill	309,609	131,982					441,591
Other assets						$1,037,483	1,037,483

Total assets	$3,256,604	$625,862	$14,384	$16.522	$15,263,875	$1,037,483	$20,214,730

	At December 31, 2013*
	Life	Health	Medicare Part D	Annuity	Investment	Other	Consolidated
Cash and invested assets					$13,456,944		$13,456,944
Accrued investment income					200,038		200,038
Deferred acquisition costs	$2,809,199	$485,527	$12,216	$30,707			3,337,649
Goodwill	309,609	131,982					441,591
Other assets						$755,522	755,522

Total assets	$3,118,808	$617,509	$12,216	$30,707	$13,656,982	$755,522	$18,191,744

Other Balances by Segment

	At December 31, 2014
	Life	Health	Medicare Part D	Annuity	Investment	Consolidated
Future policy benefits	$8,900,344	$1,489,963		$1,360,188		$11,750,495
Unearned and advance premium	17,238	54,465	$572			72,275
Policy claims and other benefits payable	125,884	128,265	(42,012)			212,137
Debt					$1,230,528	1,230,528

Total	$9,043,466	$1,672,693	$(41,440)	$1,360,188	$1,230,528	$13,265,435

	At December 31, 2013*
	Life	Health	Medicare Part D	Annuity	Investment	Consolidated
Future policy benefits	$8,493,972	$1,384,365		$1,377,818		$11,256,155
Unearned and advance premium	16,970	54,248	$2,956			74,174
Policy claims and other benefits payable	121,661	116,559	(14,840)			223,380
Debt					$1,219,935	1,219,935

Total	$8,632,603	$1,555,172	$(11,884)	$1,377,818	$1,219,935	$12,773,644

*	Retrospectively adjusted to give effect to the reorganization of segments described earlier in this Note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies

Reinsurance:    Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented less than .1% of total life insurance in force at December 31, 2014. Insurance ceded on life and accident and health products represented .2% of premium income for 2014. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 2.2% of life insurance in force at December 31, 2014 and reinsurance assumed on life and accident and health products represented .8% of premium income for 2014.

Leases:    Torchmark leases office space and office equipment under a variety of operating lease arrangements. Rental expense for operating leases was $4.2 million in 2014, $4.1 million in 2013, and $3.6 million in 2012. Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2014 were as follows: 2015, $9 million; 2016, $8 million; 2017, $7 million; 2018, $4 million; 2019, $4 million and in the aggregate, $46 million.

Low-Income Housing Tax Credit Interests:    As described in Note 1, Torchmark had $318 million invested in entities which provide certain tax benefits at December 31, 2014. As of December 31, 2014, Torchmark remained obligated under these commitments for $76 million, of which $44 million is due in 2015, $19 million in 2016, $6 million in 2017, and $7 million thereafter.

Concentrations of Credit Risk:    Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2014, the investment portfolio, at fair value, consisted of the following:

Investment-grade corporate securities	81%
Securities of state and municipal governments	10
Below-investment-grade securities	4
Policy loans, which are secured by the underlying insurance policy values	3
Government-sponsored enterprises	2

100%

As of December 31, 2014, securities of state and municipal governments represented 10% of invested assets at fair value. Such investments are made throughout the U.S. At year-end 2014, 5% or more of the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (31%), Ohio (7%), Washington (7%), Illinois (6%), and Alabama (5%). Otherwise, there was no significant concentration within any given state.

Corporate debt and equity investments are made in a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio at December 31, 2014, based on fair value:

Insurance	18%
Electric utilities and services	17%
Pipelines	7%
Banks	6%
Oil and gas extraction	5%
Transportation	5%
Chemicals	4%
Mining	3%
Gas utilities	3%
REITs	3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

At year-end 2014, 4% of invested assets at fair value was represented by fixed maturities rated below investment grade (BB or lower as determined by the weighted average of available ratings from rating services). Par value of these investments was $635 million, amortized cost was $561 million, and fair value was $550 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Guarantees:    At December 31, 2014, Torchmark had in place three guarantee agreements, of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2014, Torchmark had no liability with respect to these guarantees.

Letters of Credit:    Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2019. The maximum amount of letters of credit available is $250 million. Torchmark (parent company) would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2014, $198 million of letters of credit were outstanding.

Equipment leases:    Torchmark has guaranteed performance of certain subsidiaries as lessees under three leasing arrangements, two for aviation equipment and the other for computer software and other furniture and equipment. One aviation lease expires in August, 2022, and the second expires in September, 2024. The other lease expires in December, 2017. At December 31, 2014, total remaining undiscounted payments under the leases were approximately $23 million. Torchmark (parent company) would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

Unclaimed Property Audits:    Torchmark subsidiaries are currently the subject of audits regarding the identification, reporting, and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty seven states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any Company liability. These audits are wide-ranging, and seek large amounts of data regarding claims handling, procedures, and payments of contract benefits arising from unreported death claims. No estimate of range can be made at this time for loss contingencies related to possible administrative amounts or penalties that could be payable to the states for the escheatment of abandoned property.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is a summary of quarterly results for the two years ended December 31, 2014. The information is unaudited but includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2014:
Premium and policy charges	$819,020	$799,866	$785,715	$804,819
Net investment income	181,000	182,877	182,101	183,229
Realized investment gains (losses)	16,619	577	(1,483)	7,835
Total revenues	1,017,120	983,983	967,001	996,192
Policy benefits	586,517	555,207	535,532	541,944
Amortization of acquisition expenses	104,733	104,561	103,834	105,644
Pretax income	190,487	186,758	189,564	211,659
Net income	132,856	130,923	132,412	146,748
Basic net income per common share*	1.00	1.00	1.02	1.14
Diluted net income per common share*	.98	.98	1.00	1.13

2013:
Premium and policy charges	$784,814	$765,851	$750,998	$750,611
Net investment income	176,839	177,964	176,656	178,284
Realized investment gains (losses)	(3,907)	5,913	4,459	1,525
Total revenues	958,216	950,339	932,789	930,594
Policy benefits	552,003	524,499	516,783	495,561
Amortization of acquisition expenses	101,714	102,488	98,444	100,743
Pretax income	173,063	192,784	190,850	206,429
Net income	119,632	133,901	132,122	142,817
Basic net income per common share*	.85	.97	.97	1.06
Diluted net income per common share*	.84	.96	.95	1.04

*	Per share amounts have been retrospectively adjusted for the stock split effective July 1, 2014. Basic and diluted net income per share by quarter may not add to per share income on a year-to-date basis due to share weighting and rounding.

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

As of the end of the fiscal year completed December 31, 2014, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the quarter ended December 31, 2014, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

Item 9B.    Other Information

There were no items required.

Management’s Report on Internal Control over Financial Reporting

Management at Torchmark Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for assessing the effectiveness of internal control on an annual basis. As a framework for assessing internal control over financial reporting, the Company utilizes the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2014. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chairman and Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Torchmark Corporation

McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark’s internal control over financial reporting based on our audit.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of Torchmark and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2015

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Director Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics,” “Director Qualification Standards,” “Procedures for Director Nominations by Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2015 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11.    Executive Compensation

Information required by this item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “2014 Grants of Plan-based Awards”, “Outstanding Equity Awards at Fiscal Year End 2014”, “Option Exercises and Stock Vested during Fiscal Year Ended December 31, 2014”, “Pension Benefits at December 31, 2014”, “Potential Payments upon Termination or Change in Control”, “2014 Director Compensation”, “Payments to Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information As of December 31, 2014

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,889,321	$32.91	8,458,593

Equity compensation plans not approved by security holders	0	0	0

Total	7,889,321	$32.91	8,458,593

(b)	Security ownership of certain beneficial owners:

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

EXHIBITS

Page of this Report
3.1	Restated Certificate of Incorporation of Torchmark Corporation, filed with the Delaware Secretary of State on April 30, 2010 (incorporated by reference from Exhibit 3.1.2 to Form 8-K dated May 5, 2010)

3.2	Amended and Restated By-Laws of Torchmark Corporation, as amended April 20, 2012 (incorporated by reference from Exhibit 3.2 to Form 8-K dated April 24, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4(a) to Form 10-K for the fiscal year ended December 31, 1989)

4.2	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.4	Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.5	Second Supplemental Indenture dated as of June 23, 2006 between Torchmark Corporation, J.P. Morgan Trust Company, National Association and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 23, 2006)

4.6	Third Supplemental Indenture dated as of June 30, 2009 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4 to Form 10-Q for the quarter ended June 30, 2009)

4.7	Fourth Supplemental Indenture dated as of September 24, 2012 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Indenture dated February 1, 1987 (incorporated by reference from Exhibit 4.2 to Form 8-K dated September 24, 2012)

4.8	First Supplemental Indenture dated as of September 24, 2012, between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Junior Subordinated Indenture dated November 2, 2001, (incorporated by reference from Exhibit 4.5 to Form 8-K dated September 24, 2012)

4.9	Certificate and Declaration of Trust of SAFC Statutory Trust I dated February 16, 2006 (incorporated by reference from Exhibit 4.9 to Form 10-K for the fiscal year ended December 31, 2012)

4.10	Amended and Restated Declaration of Trust of SAFC Statutory Trust I dated March 1, 2006 (incorporated by reference from Exhibit 4.10 to Form 10-K for the fiscal year ended December 31, 2012)

4.11	Indenture dated as of March 1, 2006 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 between Southwestern American Financial Corporation and Wilmington Trust Company (incorporated by reference from Exhibit 4.11 to Form 10-K for the fiscal year ended December 31, 2012)

10.1	Torchmark Corporation and Affiliates Retired Lives Reserve Agreement, as amended, and Trust (incorporated by reference from Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1991)*

Page of this Report

10.2	Capital Accumulation and Bonus Plan of Torchmark Corporation, as amended, (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1988)*

10.3	Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1992)*

10.4	Amended and Restated Credit Agreement dated as of July 16, 2014 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender, L/C Issuer and L/C Administrator and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to Form 8-K dated July 21, 2014)

10.5	Certified Copy of Resolution Regarding Director Retirement Benefit Program (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1999)*

10.6	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1992)*

10.7	The Torchmark Corporation 1987 Stock Incentive Plan (incorporated by reference from Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1998)*

10.8	General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.9	Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)**

10.10	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.11	Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.12	Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13	Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.14	The Torchmark Corporation Amended and Restated Pension Plan (incorporated by reference from Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2010)*

10.15	Amendment Sixteen to the Torchmark Corporation Amended and Restated Pension Plan (as Restated Effective January 1, 2009) (incorporated by reference from Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2012)*

Page of this Report

10.16	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

10.17	The Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2009)* (incorporated by reference from Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2010)

10.18	Torchmark Corporation 2013 Management Incentive Plan effective as of January 1, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2013)*

10.19	Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.20	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

10.21	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.22	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.23	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.24	Payments to Directors (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2014)*

10.25	Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.26	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (Section 16(a) (restoration)) (incorporated by reference from Exhibit 10.3 to Form 10-Q for the First Quarter 2005)*

10.27	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (restoration general) (incorporated by reference from Exhibit 10.4 to Form 10-Q for the First Quarter 2005)*

10.28	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (bonus) (incorporated by reference from Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2005)*

10.29	Form of Stock Option Agreement pursuant to Torchmark Corporation 2005 Incentive Plan (regular vesting) (incorporated by reference from Exhibit 10.37 to Form 10-K for the fiscal year ended December 31, 2005)*

10.30	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.31	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.32	Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.33	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

Page of this Report

10.34	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

10.35	Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.36	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

10.37	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.38	Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.1 to Form 8-K dated May 2, 2007)*

10.39	Form of Stock Option Award Agreement under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.2 to Form 8-K dated May 2, 2007)*

10.40	Form of Restricted Stock Award (Board grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.3 to Form 8-K dated May 2, 2007)*

10.41	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.42	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.43	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.44	Amendment No. 2 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2007)*

10.45	Amendment No. 3 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2007)*

10.46	Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2007)*

10.47	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2007)*

10.48	Form of Restricted Stock Award (Compensation Committee grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2007)*

10.49	Amendment Four to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2008)*

10.50	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2008)*

Page of this Report

10.51	Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008)*

10.52	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008)*

10.53	Amendment to the Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2008)*

10.54	Amendment Five to the Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2009) (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2011)*

10.55	Amendment Six to the Torchmark Corporation Savings and Investment Plan (As Restated Effective January 1, 2009) (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2012)*

10.56	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

10.57	Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd. (incorporated by reference to Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2013)

10.58	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014)*

10.59	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for fiscal year ended December 31,2010)*

10.60	Form of Restricted Stock Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for fiscal year ended December 31, 2010)*

10.61	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for fiscal year ended December 31, 2010)*

10.62	Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2011)*

10.63	Form of Restricted Stock Award (Executive) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2011)*

10.64	Form of Restricted Stock Award (Special) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2011)*

10.65	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 4, 2011)*

10.66	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.5 to Form 8-K dated May 4, 2011)*

10.67	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated February 27, 2012)*

10.68	First Amendment to Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2014)*

Page of this Report

10.69	Form of Stock Option Grant Agreement (Special) pursuant to Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 31, 2013)*

10.70	Amendment to Restricted Stock Award Agreement of February 26, 2009 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 31, 2013)*

10.71	Amendment to Restricted Stock Award Agreement of February 25, 2010 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 31, 2013)*

10.72	Amendment to Restricted Stock Award Agreement of April 28, 2011 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 31, 2013)*

10.73	Consent and Acknowledgement of Amendment to Non-Qualified Stock Option Grant Agreement dated April 8, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 8, 2013)*

10.74	Amendment Seventeen to Torchmark Corporation Amended and Restated Pension Plan (as Restated Effective January 1, 2009)* (incorporated by reference to Exhibit 10.76 to Form 10-K for fiscal year ended December 31, 2013)

(11)	Statement re computation of per share earnings	119

(12)	Statement re computation of ratios

(20)	Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2015***

(21)	Subsidiaries of the registrant	119

(23)	Consent of Deloitte & Touche LLP

(24)	Powers of attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison

(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda

(32.1)	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda

(101)	Interactive Data File

*	Compensatory plan or arrangement.
**	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment which was granted June 23, 2010 effective until May 9, 2015. The non-public information was filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***	To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.

Exhibit 11. Statement re computation of per share earnings

TORCHMARK CORPORATION

COMPUTATION OF EARNINGS PER SHARE

	Twelve Months Ended December 31,
	2014	2013*	2012*
Net Income	$542,939,000	$528,472,000	$529,324,000

Basic weighted average shares outstanding	130,721,738	137,646,885	144,921,299
Diluted weighted average shares outstanding	132,640,244	139,563,785	146,847,582

Basic net income per share	$4.15	$3.84	$3.65

Diluted net income per share	$4.09	$3.79	$3.60

*	Shares and per share amounts have been retrospectively adjusted for the stock split effective July 1, 2014.

Exhibit 21. Subsidiaries of the Registrant

The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Globe Life And Accident Insurance Company	Nebraska	Globe Life And Accident Insurance Company
Liberty National Life Insurance Company	Nebraska	Liberty National Life Insurance Company
United American Insurance Company	Nebraska	United American Insurance Company

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” on pages 113 through 118 of this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2014	2013
Assets:
Investments:
Long-term investments	$38,910	$34,816
Short-term investments	5,686	8,415

Total investments	44,596	43,231
Cash	0	0
Investment in affiliates	6,023,666	5,074,326
Due from affiliates	50,766	50,766
Taxes receivable from affiliates	76,050	66,168
Other assets	64,092	45,533

Total assets	$6,259,170	$5,280,024

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$238,398	$229,070
Long-term debt	1,141,773	1,140,469
Due to affiliates	652	652
Other liabilities	180,881	133,491

Total liabilities	1,561,704	1,503,682

Shareholders’ equity:
Preferred stock	351	351
Common stock	134,218	151,218
Additional paid-in capital	808,124	812,569
Accumulated other comprehensive income	997,452	210,981
Retained earnings	3,376,846	3,495,533
Treasury stock	(619,525)	(894,310)

Total shareholders’ equity	4,697,466	3,776,342

Total liabilities and shareholders’ equity	$6,259,170	$5,280,024

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net investment income	$22,259	$24,268	$22,968
Realized investment gains (losses)	4,767	0	(3,534)

Total revenue	27,026	24,268	19,434

General operating expenses	53,235	53,255	49,549
Reimbursements from affiliates	(53,040)	(46,855)	(31,184)
Interest expense	79,366	84,273	81,145

Total expenses	79,561	90,673	99,510

Operating income (loss) before income taxes and equity in earnings of affiliates	(52,535)	(66,405)	(80,076)

Income taxes	13,335	17,390	24,916

Net operating loss before equity in earnings of affiliates	(39,200)	(49,015)	(55,160)
Equity in earnings of affiliates	582,139	577,487	584,484

Net income	542,939	528,472	529,324

Other comprehensive income (loss):
Attributable to Parent Company	(28,680)	38,557	(31,388)
Attributable to affiliates	815,151	(752,851)	406,747

Comprehensive income	$1,329,410	$(185,822)	$904,683

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash provided from (used for) operations before dividends from subsidiaries	$(21,358)	$(54,213)	$(5,652)
Cash dividends from subsidiaries	478,840	488,376	436,814

Cash provided from operations	457,482	434,163	431,162

Cash provided from (used for) investing activities:
Disposition of investments	5,064	514	3,955
Net decrease (increase) in short-term investments	2,729	(6,805)	(17,524)
Acquisition of Family Heritage	0	0	(213,747)
Investment in other subsidiaries	0	0	(205)
Loaned money to affiliates	(81,000)	0	0
Repayments from affiliates	81,000	0	0

Cash provided from (used for) investing activities	7,793	(6,291)	(227,521)

Cash provided from (used for) financing activities:
Issuance of 3.8% Senior Notes	0	0	300,000
Issuance of 5.875% Junior Subordinated Debentures	0	0	125,000
Issue expenses of debt offerings	0	0	(7,543)
Repayment of 7.375% Notes	0	(94,050)	0
Redemption of 7.1% Junior Subordinated Debentures	0	0	(123,711)
Net issuance (repayment) of commercial paper	9,328	3,983	245
Issuance of stock	56,294	97,677	181,022
Acquisitions of treasury stock	(449,309)	(482,264)	(570,165)
Borrowed money from affiliate	168,000	0	0
Repayments to affiliates	(168,000)	0	0
Net borrowings (to)/from affiliates	0	120,000	(69,000)
Excess tax benefit on stock option exercises	6,688	10,963	12,209
Payment of dividends	(88,276)	(84,181)	(78,797)

Cash provided from (used for) financing activities	(465,275)	(427,872)	(230,740)

Net increase (decrease) in cash	0	0	(27,099)
Cash balance at beginning of period	0	0	27,099

Cash balance at end of period	$0	$0	$0

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered

Public Accounting Firm.

TORCHMARK CORPORATION

(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the subsidiaries were as follows:

	2014	2013	2012
Dividends from subsidiaries	$478,840	$488,376	$436,814

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation not involving cash	$32,203	$25,642	$21,605
Debt assumed to acquire Family Heritage	0	0	20,000
Dividend of subsidiary to Parent	0	1,246,557	0
Dividend of subsidiary applied to loan balance	0	72,000	0

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2014	2013	2012
Interest paid	$77,663	$85,443	$76,833
Income taxes received	25,581	27,820	29,251

Note C—Preferred Stock

As of December 31, 2014, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION

SCHEDULE IV. REINSURANCE (CONSOLIDATED)

(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the Year Ended December 31, 2014:
Life insurance in force	$160,455,963	$795,192	$3,658,511	$163,319,282	2.2%

Premiums:(2)
Life insurance	$1,924,605	$4,614	$25,774	$1,945,765	1.3%
Health insurance	1,245,671	2,951	0	1,242,720	0%

Total premium	$3,170,276	$7,565	$25,774	$3,188,485	.8%

For the Year Ended December 31, 2013:
Life insurance in force	$154,488,511	$782,125	$3,882,237	$157,588,623	2.5%

Premiums:(2)
Life insurance	$1,841,425	$4,645	$26,960	$1,863,740	1.4%
Health insurance	1,169,534	3,124	0	1,166,410	0%

Total premium	$3,010,959	$7,769	$26,960	$3,030,150	.9%

For the Year Ended December 31, 2012:
Life insurance in force	$150,107,614	$800,905	$4,138,180	$153,444,889	2.7%

Premiums:(2)
Life insurance	$1,762,640	$7,592	$30,725	$1,785,773	1.7%
Health insurance	1,049,608	2,229	0	1,047,379	0%

Total premium	$2,812,248	$9,821	$30,725	$2,833,152	1.1%

(1)	No amounts have been netted against ceded premium
(2)	Excludes policy charges of $20,935, $22,124, and $23,310 in each of the years 2014, 2013, and 2012, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORCHMARK CORPORATION

By:	/s/ GARY L. COLEMAN
Gary L. Coleman,
Co-Chairman and Chief Executive Officer and Director

By:	/s/ LARRY M. HUTCHISON
Larry M. Hutchison
Co-Chairman and Chief Executive Officer and Director

By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ LLOYD W. NEWTON *
	Charles E. Adair		Lloyd W. Newton
	Director		Director

By:	/S/ MARILYN A. ALEXANDER *	By:	/s/ DARREN M. REBELEZ *
	Marilyn A. Alexander		Darren M. Rebelez
	Director		Director

By:	/S/ DAVID L. BOREN *	By:	/s/ LAMAR C. SMITH *
	David L. Boren		Lamar C. Smith
	Director		Director

By:	/s/ JANE M. BUCHAN *	By:	/s/ PAUL J. ZUCCONI *
	Jane M. Buchan		Paul J. Zucconi
	Director		Director

By:	/s/ ROBERT W. INGRAM *
Robert W. Ingram
Director

Date: February 27, 2015

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact