Form 10-Q
period 2015-03-31
TORCHMARK CORP
filed 2015-05-08
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 27, 2015
Common Stock, $1.00 Par Value	126,108,193
Index of Exhibits (Page 47).
Total number of pages included are 48.

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2015–$12,962,830; 2014–$12,823,612)	$14,894,514	$14,493,060
Equity securities, at fair value (cost: 2015–$776; 2014–$776)	1,474	1,477
Policy loans	474,717	472,109
Other long-term investments	10,006	10,449
Short-term investments	91,888	15,882
Total investments	15,472,599	14,992,977
Cash	3,086	66,019
Accrued investment income	213,864	204,879
Other receivables	565,965	543,988
Deferred acquisition costs	3,510,564	3,471,781
Goodwill	441,591	441,591
Other assets	488,838	493,495
Total assets	$20,696,507	$20,214,730
Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$11,871,991	$11,750,495
Unearned and advance premiums	74,729	72,275
Policy claims and other benefits payable	222,668	212,137
Other policyholders’ funds	95,418	95,446
Total policy liabilities	12,264,806	12,130,353
Current and deferred income taxes payable	1,919,471	1,797,265
Other liabilities	377,218	359,118
Short-term debt	258,921	238,398
Long-term debt (fair value: 2015–$1,152,793; 2014–$1,148,749)	992,463	992,130
Total liabilities	15,812,879	15,517,264
Shareholders’ equity:
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2015 and in 2014	—	—
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2015–134,218,183 issued, less 7,716,042 held in treasury and 2014–134,218,183 issued, less 6,287,907 held in treasury)	134,218	134,218
Additional paid-in capital	462,953	457,613
Accumulated other comprehensive income	1,165,641	997,452
Retained earnings	3,472,042	3,376,846
Treasury stock, at cost	(351,226)	(268,663)
Total shareholders’ equity	4,883,628	4,697,466
Total liabilities and shareholders’ equity	$20,696,507	$20,214,730

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2015	2014*
Revenue:
Life premium	$513,342	$489,058
Health premium	316,765	329,863
Other premium	41	99
Total premium	830,148	819,020
Net investment income	191,596	188,051
Realized investment gains	119	16,619
Other income	669	481
Total revenue	1,022,532	1,024,171
Benefits and expenses:
Life policyholder benefits	339,701	320,176
Health policyholder benefits	242,151	255,718
Other policyholder benefits	10,045	10,623
Total policyholder benefits	591,897	586,517
Amortization of deferred acquisition costs	111,263	104,733
Commissions, premium taxes, and non-deferred acquisition costs	63,268	59,378
Other operating expense	56,612	56,956
Interest expense	19,060	19,049
Total benefits and expenses	842,100	826,633
Income before income taxes	180,432	197,538
Income taxes	(58,784)	(64,682)
Net income	$121,648	$132,856

Basic net income per share **	$0.96	$1.00
Diluted net income per share **	$0.95	$0.98
Dividends declared per common share **	$0.14	$0.13

* Certain balances were retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note G- Adoption of New Accounting Standards.
** All share and per share information has been adjusted to reflect the three-for-two stock split that was effective July 1, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$121,648	$132,856

Other comprehensive income (loss):

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	266,582	629,066
Reclassification adjustment for (gains) losses on securities included in net income	(119)	(16,619)
Reclassification adjustment for amortization of (discount) and premium	(1,672)	(2,227)
Foreign exchange adjustment on securities recorded at fair value	(2,558)	(871)
Unrealized gains (losses) on securities	262,233	609,349
Unrealized gains (losses) on other investments	1,143	1,208
Total unrealized investment gains (losses)	263,376	610,557
Less applicable taxes	(92,131)	(213,667)
Unrealized investment gains (losses), net of tax	171,245	396,890

Unrealized gains (losses) attributable to deferred acquisition costs	652	(4,228)
Less applicable taxes	(228)	1,480
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	424	(2,748)

Foreign exchange translation adjustments, other than securities	(8,691)	(1,177)
Less applicable taxes	2,729	439
Foreign exchange translation adjustments, other than securities, net of tax	(5,962)	(738)

Pension adjustments	3,820	2,574
Less applicable taxes	(1,338)	(901)
Pension adjustments, net of tax	2,482	1,673

Other comprehensive income	168,189	395,077
Comprehensive income	$289,837	$527,933
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Cash provided from operations	$279,729	$274,850
Cash provided from (used for) investment activities:
Long-term investments sold or matured:
Fixed maturities available for sale—sold	11,444	16,049
Fixed maturities available for sale—matured, called, and repaid	127,554	22,288
Equity securities	—	700
Other long-term investments	51	68
Total long-term investments sold or matured	139,049	39,105
Long-term investments acquired:
Fixed maturities	(291,798)	(158,344)
Other long-term investments	(19)	(20)
Total long-term investments acquired	(291,817)	(158,364)
Net increase in policy loans	(2,608)	(3,085)
Net (increase) decrease in short-term investments	(76,006)	(32,175)
Net change in payable or receivable for securities	—	(902)
Additions to properties	(6,080)	(5,075)
Investment in low-income housing interests	(6,865)	(15,042)
Cash used for investment activities	(244,327)	(175,538)
Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	11,823	13,954
Net borrowings (repayments) of commercial paper	20,523	35,848
Excess tax benefit from stock option exercises	4,952	4,366
Acquisition of treasury stock	(110,619)	(125,635)
Cash dividends paid to shareholders	(16,210)	(15,219)
Net receipts (withdrawals) from deposit-type products	(15,558)	(17,181)
Cash provided by (used for) financing activities	(105,089)	(103,867)
Effect of foreign exchange rate changes on cash	6,754	7,628
Net (decreases) increase in cash	(62,933)	3,073
Cash at beginning of year	66,019	36,943
Cash at end of period	$3,086	$40,016
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note A—Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2015, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2015 and 2014. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed on February 27, 2015.
Torchmark declared a three-for-two stock split paid in the form of a 50% stock dividend on all of the Company’s outstanding common stock, having a record date of June 2, 2014. On July 1,2014, the payment date, holders of Torchmark common stock received one additional share of stock for every two shares held. All share and per share amounts have been adjusted to reflect this stock split for the periods presented in these condensed consolidated financial statements.
Effective January 1, 2015, Torchmark adopted Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2014-01 Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01). As a result of the adoption, the Company retrospectively adjusted prior periods. See Note G- Adoption of New Accounting Standards for further detail.

Note B—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows.

	For the three months ended March 31,
	2015	2014*
Basic weighted average shares outstanding	127,121,101	133,163,464
Weighted average dilutive options outstanding	1,465,751	1,872,075
Diluted weighted average shares outstanding	128,586,852	135,035,539
Antidilutive shares	605,188	5,210

* All share and per share information has been adjusted to reflect the three-for-two stock split that was effective July 1, 2014.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans
The following tables present a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months ended March 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$3,990	$3,232	$—	$56
Interest cost	5,003	4,819	203	147
Expected return on assets	(5,323)	(4,753)	—	—
Amortization:
Prior service cost	81	528	—	—
Actuarial (gain) loss	3,534	2,044	23	—
Direct recognition of expense	—	—	176	(62)
Net periodic benefit cost	$7,285	$5,870	$402	$141

The following chart presents assets at fair value for the defined-benefit pension plans at March 31, 2015 and the prior-year end.
Pension Assets by Component

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Corporate debt	$169,188	52	$166,825	52
Other fixed maturities	292	—	284	—
Equity securities	128,137	40	127,568	39
Short-term investments	7,798	2	9,038	3
Guaranteed annuity contract	15,144	5	15,027	5
Other	3,684	1	4,156	1
Total	$324,243	100	$322,898	100
The liability for the funded defined-benefit pension plans was $407 million at March 31, 2015 and $403 million at December 31, 2014. No cash contributions were made to the qualified pension plans during the three months ended March 31, 2015. Torchmark expects to make cash contributions to these plans during 2015 in an amount not to exceed $20 million. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At March 31, 2015, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $75 million, compared with $74 million at year-end 2014. Since this plan is non-qualified, the values of the insurance policies and investments are recorded as other assets in the Condensed Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the non-qualified pension plan was $72 million at March 31, 2015 and $71 million at December 31, 2014.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments
Portfolio Composition:
A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at March 31, 2015 is as follows.
Portfolio Composition as of March 31, 2015

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$369,684	$14,107	$(791)	$383,000	3
States, municipalities, and political subdivisions	1,281,007	183,084	(423)	1,463,668	10
Foreign governments	27,372	1,918	(1)	29,289	—

Corporates, by sector:
Financial	2,609,600	471,670	(13,593)	3,067,677	20
Utilities	2,147,011	434,773	(524)	2,581,260	18
Energy	1,546,541	197,320	(24,426)	1,719,435	12
Other corporate sectors	4,401,258	610,592	(13,139)	4,998,711	33
Total corporates	10,704,410	1,714,355	(51,682)	12,367,083	83

Collateralized debt obligations	65,642	16,784	(7,872)	74,554	—
Other asset-backed securities	20,384	1,555	—	21,939	—

Redeemable preferred stocks, by sector:
Financial	465,655	64,554	(4,828)	525,381	4
Utilities	28,676	947	(23)	29,600	—
Total redeemable preferred stocks	494,331	65,501	(4,851)	554,981	4

Total fixed maturities	12,962,830	1,997,304	(65,620)	14,894,514	100
Equity securities	776	698	—	1,474
Total fixed maturities and equity securities	$12,963,606	$1,998,002	$(65,620)	$14,895,988

* At fair value

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at March 31, 2015 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$132,153	$134,358
Due from one to five years	510,813	575,083
Due from five to ten years	931,954	1,043,718
Due from ten to twenty years	3,739,429	4,379,923
Due after twenty years	7,560,176	8,662,450
Mortgage-backed and asset-backed securities	88,305	98,982
	$12,962,830	$14,894,514
Selected information about sales of fixed maturities is as follows.

For the three months ended March 31,
	2015	2014
Proceeds from sales	$11,444	$16,050
Gross realized gains	84	15,925
Gross realized losses	—	—

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:
The following table represents assets measured at fair value on a recurring basis.
Fair Value Measurements at March 31, 2015 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$383,000	$—	$383,000
States, municipalities, and political subdivisions	—	1,463,668	—	1,463,668
Foreign governments	—	29,289	—	29,289

Corporates, by sector:
Financial	—	2,996,597	71,080	3,067,677
Utilities	25,426	2,413,683	142,151	2,581,260
Energy	—	1,691,735	27,700	1,719,435
Other corporate sectors	7,000	4,704,629	287,082	4,998,711
Total corporates	32,426	11,806,644	528,013	12,367,083

Collateralized debt obligations	—	—	74,554	74,554
Other asset-backed securities	—	21,939	—	21,939

Redeemable preferred stocks, by sector:
Financial	15,434	509,947	—	525,381
Utilities	—	29,600	—	29,600
Total redeemable preferred stocks	15,434	539,547	—	554,981

Total fixed maturities	47,860	14,244,087	602,567	14,894,514
Equity securities	641	—	833	1,474
Total fixed maturities and equity securities	$48,501	$14,244,087	$603,400	$14,895,988
Percent of total	0.3%	95.6%	4.1%	100.0%

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	For the three months ended March 31, 2015
	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2015	$63,232	$512,714	$833	$576,779
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	13,556	8,626	—	22,182
Acquisitions	—	8,000	—	8,000
Sales	—	—	—	—
Amortization	1,410	4	—	1,414
Other (2)	(3,644)	(1,331)	—	(4,975)
Transfers in and/or out of Level 3 (3)	—	—	—	—
Balance at March 31, 2015	$74,554	$528,013	$833	$603,400
Percent of total fixed maturity and equity securities	0.5%	3.6%	—%	4.1%

	For the three months ended March 31, 2014
	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2014	$58,205	$300,300	$776	$359,281
Total gains or losses:
Included in realized gains/losses	15,924	1	—	15,925
Included in other comprehensive income	7,283	12,772	—	20,055
Acquisitions	—	33,791	—	33,791
Sales	(16,049)	(1)	—	(16,050)
Amortization	1,307	3	—	1,310
Other (2)	(2,340)	(836)	—	(3,176)
Transfers in and/or out of Level 3 (3)	—	—	—	—
Balance at March 31, 2014	$64,330	$346,030	$776	$411,136
Percent of total fixed maturity and equity securities	0.5%	2.5%	—%	3.0%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:
There were no other-than-temporary impairments during the three-month periods ended March 31, 2015 or 2014.
Unrealized Loss Analysis:

The following table discloses information about investments in an unrealized loss position:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of March 31, 2015	99	63	162
As of December 31, 2014	80	173	253
Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,589 issues at March 31, 2015 and 1,604 issues at December 31, 2014. The weighted average quality rating of all unrealized loss positions as of March 31, 2015 was BBB-. Although Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The following table discloses unrealized investment losses by class of investment at March 31, 2015 for the period of time in a loss position. Torchmark considers these investments not to be other-than-temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At March 31, 2015

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$22,803	$(158)	$14,868	$(633)	$37,671	$(791)
States, municipalities and political subdivisions	10,033	(169)	1,026	(58)	11,059	(227)
Foreign governments	—	—	781	(1)	781	(1)
Corporates, by sector:
Financial	24,388	(330)	—	—	24,388	(330)
Utilities	44,928	(523)	4,999	(1)	49,927	(524)
Energy	172,234	(12,241)	64,968	(4,486)	237,202	(16,727)
Other corporate sectors	292,023	(5,321)	49,935	(3,265)	341,958	(8,586)
Total corporates	533,573	(18,415)	119,902	(7,752)	653,475	(26,167)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—	—
Redeemable preferred stocks, by sector:
Financial	1,007	(1)	—	—	1,007	(1)
Utilities	—	—	1,645	(23)	1,645	(23)
Total redeemable preferred stocks	1,007	(1)	1,645	(23)	2,652	(24)
Total investment grade	567,416	(18,743)	138,222	(8,467)	705,638	(27,210)
Below investment grade:
Bonds:
States, municipalities and political subdivisions	—	—	360	(196)	360	(196)
Corporates, by sector:
Financial	—	—	92,540	(13,263)	92,540	(13,263)
Utilities	—	—	—	—	—	—
Energy	49,299	(7,699)	—	—	49,299	(7,699)
Other corporate sectors	16,967	(395)	52,693	(4,158)	69,660	(4,553)
Total corporates	66,266	(8,094)	145,233	(17,421)	211,499	(25,515)
Collateralized debt obligations	—	—	12,128	(7,872)	12,128	(7,872)
Other asset-backed securities	—	—	—	—	—	—
Redeemable preferred stocks, by sector:
Financial	—	—	57,512	(4,827)	57,512	(4,827)
Total redeemable preferred stocks	—	—	57,512	(4,827)	57,512	(4,827)
Total below investment grade	66,266	(8,094)	215,233	(30,316)	281,499	(38,410)
Total fixed maturities	633,682	(26,837)	353,455	(38,783)	987,137	(65,620)
Equity securities	—	—	—	—	—	—
Total fixed maturities and equity securities	$633,682	$(26,837)	$353,455	$(38,783)	$987,137	$(65,620)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2015 and 2014.
Components of Accumulated Other Comprehensive Income

	For the three months ended March 31, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2015	$1,090,273	$(10,758)	$17,386	$(99,449)	$997,452
Other comprehensive income (loss) before reclassifications, net of tax	172,409	424	(5,962)	117	166,988
Reclassifications, net of tax	(1,164)	—	—	2,365	1,201
Other comprehensive income (loss)	171,245	424	(5,962)	2,482	168,189
Balance at March 31, 2015	$1,261,518	$(10,334)	$11,424	$(96,967)	$1,165,641

	For the three months ended March 31, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2014	$256,196	$(6,728)	$24,866	$(63,353)	$210,981
Other comprehensive income (loss) before reclassifications, net of tax	409,139	(2,748)	(738)	—	405,653
Reclassifications, net of tax	(12,249)	—	—	1,673	(10,576)
Other comprehensive income (loss)	396,890	(2,748)	(738)	1,673	395,077
Balance at March 31, 2014	$653,086	$(9,476)	$24,128	$(61,680)	$606,058

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2015 and 2014.
Reclassification Adjustments

	Three months ended March 31,		Affected line items in the Statement of Operations
	2015	2014
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(119)	$(16,619)	Realized investment gains (losses)
Amortization of (discount) premium	(1,672)	(2,227)	Net investment income
Total before tax	(1,791)	(18,846)
Tax	627	6,597	Income Taxes
Total after tax	(1,164)	(12,249)
Pension adjustments:
Amortization of prior service cost	81	528	Other operating expenses
Amortization of actuarial gain (loss)	3,557	2,046	Other operating expenses
Total before tax	3,638	2,574
Tax	(1,273)	(901)	Income Taxes
Total after tax	2,365	1,673
Total reclassifications (after tax)	$1,201	$(10,576)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments

Torchmark is comprised of life insurance companies which primarily market individual life and supplemental health insurance products through niche distribution channels to middle income Americans. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. Insurance marketing and underwriting is segmented by the types of insurance products offered: life, health, Medicare Part D, and annuity. Premium income for Medicare Part D health insurance is included with the premium for other health products in the Condensed Consolidated Statements of Operations. Annuity revenue is classified as “Other premium.” Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations (claims incurred and change in reserves), commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent, or captive agencies.
Torchmark’s management prefers to evaluate the performance of its underwriting and investment activities separately, rather than allocating investment income to the underwriting results. As such, the investment function is presented as a stand-alone segment.
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
The majority of the Company’s required interest on net policy liabilities (benefit reserves less the deferred acquisition cost asset) is not credited to policyholder accounts. Instead, it is an actuarial assumption for discounting cash flows in the computation of benefit reserves and the amortization of the deferred acquisition cost asset. Investment income required to fund the required interest on net policy liabilities is removed from the investment segment and applied to the insurance segments to eliminate the effect of the required interest from the insurance segments. As a result, the investment segment measures net investment income against the required interest on net policy liabilities and financing costs, while the insurance segments simply measure premiums against benefits and expenses. We believe this presentation facilitates a more meaningful analysis of the Company’s underwriting and investment performance as the underwriting results are based on premiums, claims, and expenses and are not affected by unanticipated fluctuations in investment yields.

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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These quarterly risk-sharing adjustments are removed in the segment analysis because the actual contract payments are based upon the experience of the full contract year, not the experience of interim periods. Torchmark expects its benefit ratio to be in line with pricing. Total premiums less total benefits will be the same for segment reporting purposes as they will be under GAAP for the full calendar year. The Company’s presentation results in the underwriting margin percentage in interim periods reflecting the expected margin percentage for the full year. These interim adjustments do not impact the full year results.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows.

	Three months ended March 31,
	2015	2014
Benefit costs deferred	$27,229	$47,671
Government risk-sharing premium adjustment	(8,745)	(27,395)
Pre-tax addition to segment interim period income	$18,484	$20,276
After tax amount	$12,015	$13,179

Additionally, management does not view the risk-sharing premium for Medicare Part D as a component of premium income, and accordingly adjusts health premium income in its segment analysis. A reconciliation of health premium included in the segment analysis with health premium as reported in the Condensed Consolidated Statements of Operations is presented in the following table.

	Three months ended March 31,
	2015	2014	% Change
Premium per segment analysis:
Medicare Part D premium	$79,347	$83,033	(4)
Other health premium	228,673	219,435	4
Part D risk-sharing adjustment	8,745	27,395	(68)
Health premium per Condensed Consolidated Statements of Operations	$316,765	$329,863	(4)
During the first three months of 2014, Torchmark accrued for certain litigation cases in the net amount of $3.7 million ($2.4 million after tax) that were not directly related to its insurance operations. Additionally, Torchmark received $1.2 million ($752 thousand after tax) in settlement of litigation regarding investments. Torchmark removes these segment analysis amounts that do not relate to its core insurance operations.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its pretax income and each significant line item in its Condensed Consolidated Statements of Operations.

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the three months ended March 31, 2015
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$513,342	$228,673	$79,347	$41			$8,745	(1)	$830,148
Net investment income					$191,596				191,596
Other income						$722	(53)	(3)	669
Total revenue	513,342	228,673	79,347	41	191,596	722	8,692		1,022,413
Expenses:
Policy benefits	339,701	148,029	66,893	10,045			27,229	(1)	591,897
Required interest on:
Policy reserves	(136,185)	(16,883)		(13,369)	166,437				—
Deferred acquisition costs	42,846	5,668	214	313	(49,041)				—
Amortization of acquisition costs	88,528	20,184	603	1,948					111,263
Commissions, premium taxes, and non-deferred acquisition costs	37,049	20,098	6,163	11			(53)	(3)	63,268
Insurance administrative expense (2)						47,200			47,200
Parent expense						2,173			2,173
Stock compensation expense						7,239			7,239
Interest expense					19,060				19,060
Total expenses	371,939	177,096	73,873	(1,052)	136,456	56,612	27,176		842,100
Subtotal	141,403	51,577	5,474	1,093	55,140	(55,890)	(18,484)		180,313
Nonoperating items							18,484	(1)	18,484
Measure of segment profitability (pretax)	$141,403	$51,577	$5,474	$1,093	$55,140	$(55,890)	$—		198,797
Deduct applicable income taxes									(65,211)
Segment profits after tax									133,586
Add back income taxes applicable to segment profitability									65,211
Add (deduct) realized investment gains (losses)									119
Deduct Part D adjustment (1)									(18,484)
Pretax income per Condensed Consolidated Statement of Operations									$180,432

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.

(2)	Administrative expense is not allocated to insurance segments.

(3)	Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations *

	For the three months ended March 31, 2014
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$489,058	$219,435	$83,033	$99			$27,395	(1)	$819,020
Net investment income					$188,051				188,051
Other income						$544	(63)	(3)	481
Total revenue	489,058	219,435	83,033	99	188,051	544	27,332		1,007,552
Expenses:
Policy benefits	320,176	141,786	66,261	10,623			47,671	(1)	586,517
Required interest on:
Policy reserves	(130,511)	(15,632)		(13,791)	159,934				—
Deferred acquisition costs	41,690	5,598	175	389	(47,852)				—
Amortization of acquisition costs	83,600	18,608	705	1,820					104,733
Commissions, premium taxes, and non-deferred acquisition costs	33,484	19,618	6,326	13			(63)	(3)	59,378
Insurance administrative expense (2)						44,211	2,493	(4)	46,704
Parent expense						1,743			1,743
Stock compensation expense						8,509			8,509
Interest expense					19,049				19,049
Total expenses	348,439	169,978	73,467	(946)	131,131	54,463	50,101		826,633
Subtotal	140,619	49,457	9,566	1,045	56,920	(53,919)	(22,769)		180,919
Nonoperating items							22,769	(1,4)	22,769
Measure of segment profitability (pretax)	$140,619	$49,457	$9,566	$1,045	$56,920	$(53,919)	$—		203,688
Deduct applicable income taxes									(66,835)
Segment profits after tax									136,853
Add back income taxes applicable to segment profitability									66,835
Add (deduct) realized investment gains (losses)									16,619
Deduct Part D adjustment (1)									(20,276)
Deduct legal settlement expenses (4)									(2,493)
Pretax income from continuing operations per Condensed Consolidated Statement of Operations									$197,538

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.

(2)	Administrative expense is not allocated to insurance segments.

(3)	Elimination of intersegment commission.

(4)	Legal settlement expenses.

*	Retrospectively adjusted to give effect to the adoption of ASU 2014-01 as described in Note G-Adoption of New Accounting Standards.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.
Analysis of Profitability by Segment

	Three months ended March 31,		Increase (Decrease)
	2015	2014*	Amount	%
Life	$141,403	$140,619	$784	1
Health	51,577	49,457	2,120	4
Medicare Part D	5,474	9,566	(4,092)	(43)
Annuity	1,093	1,045	48	5
Investment	55,140	56,920	(1,780)	(3)
Other and corporate:
Other income	722	544	178	33
Administrative expense	(47,200)	(44,211)	(2,989)	7
Corporate	(9,412)	(10,252)	840	(8)
Pretax total	198,797	203,688	(4,891)	(2)
Applicable taxes	(65,211)	(66,835)	1,624	(2)
Total	133,586	136,853	(3,267)	(2)
Reconciling items, net of tax:
Realized gains (losses) - Investments	77	10,802	(10,725)
Part D adjustment	(12,015)	(13,179)	1,164
Legal settlement expense	—	(1,620)	1,620
Net income	$121,648	$132,856	$(11,208)	(8)

* Retrospectively adjusted to give effect to the adoption of ASU 2014-01 as described in Note G-Adoption of New Accounting Standards.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note G—Adoption of New Accounting Standards

Low-income housing tax credits: As described in Note A, the FASB issued and Torchmark adopted new guidance concerning Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01) as of January 1, 2015. The guidance replaces the effective-yield method of amortization with respect to investments in qualified affordable housing acquired after the date of adoption and, if certain conditions are present, provides for a proportional amortization method. The proportional amortization method allows an investor to amortize the cost of its investment based on the proportion of the tax credits received during the year to the total expected tax credits to be received over the life of the investment. The guidance further provides that the effective-yield method of amortization may continue to be used with respect to investments acquired before the date of adoption. Amortization, previously required to be recognized in the Condensed Consolidated Statements of Operations as a component of "Net investment income", will now be included in "Income tax expense."

Torchmark will continue to use the effective-yield method of amortization with respect to its guaranteed investments acquired prior to January 1, 2015, but will retroactively adopt the new guidance and apply the proportional method of amortization with respect to its non-guaranteed investments. The proportional method of amortization is consistent with Torchmark’s historical method of amortization. As a result, the only impact of the adoption is to reclassify amortization expense from “Net investment income” to “Income tax expense” with no impact on Torchmark's historical net income, cash flows, liquidity, or statutory earnings of its insurance subsidiaries.

The following table reflects a summary of the impact of the retrospectively adjusted balances on the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2014:

Income Statement	As previously reported	Adjustments	As adjusted
Net investment income	$181,000	$7,051	$188,051
Total revenue	1,017,120	7,051	1,024,171
Income before income taxes	190,487	7,051	197,538
Income taxes	(57,631)	(7,051)	(64,682)
Net income	132,856	—	132,856

Debt Issuance Costs: In April 2015, the FASB issued Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), to simplify the presentation of debt issuance costs. The guidance will require companies to change the presentation of debt issuance costs in the financial statements by presenting such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will still be reported as interest expense. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015 with early adoption permitted. Torchmark adopted this ASU upon issuance. The Company accounts for debt issuance costs consistent with the new guidance and therefore there is no impact from the adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note F—Business Segments. The measures of profitability described in Note F are useful in evaluating the performance of the segments and the marketing groups within each insurance segment, because each of our distribution channels operates in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.
The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three month periods ended March 31, 2015 and 2014. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.
A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2015 with the same period of 2014, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note F—Business Segments.
Highlights, comparing the first three months of 2015 with the first three months of 2014. Net income per diluted share decreased 3% to $0.95 from $0.98. Included in net income in 2015 were after-tax realized investment gains of $77 thousand compared with gains of $11 million or $.08 per share in 2014. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.
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
Total premium income rose 4% in 2015 to $821 million. Total net sales rose 4% to $158 million. After removing the impact of sales of Medicare Part D, net sales rose 13% to $136 million. First-year collected premium was $144 million for the 2015 period, compared with $109 million for the 2014 period. Excluding Part D, there was a 21% increase in first-year collected premium.
Life insurance premium income grew 5% to $513 million. Life net sales increased 17% to $104 million. First-year collected life premium gained 12% to $74 million. Life underwriting margins were down slightly to 28% of premium, while underwriting income remained steady at $141 million for the first three months of 2015 and 2014.
Health insurance premium income, excluding Medicare Part D premium, increased 4% to $229 million. Health net sales, led by sales of limited-benefit plans, rose 2% to $32 million for the three month period. First-year collected health premium rose 46% to $36 million. Health margins held steady at 23% with underwriting income increasing to $52 million for the first three months of 2015 compared with $49 million for the same period in 2014.
In the manner we view our Medicare Part D prescription drug business as described in Note F—Business Segments, policyholder premium was $79 million in 2015 compared with $83 million in 2014, a decrease of 4%.

As explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $12 million after-tax charge to earnings in 2015 ($.09 per share) and a $13 million charge in 2014 ($.10 per share). We expect the benefit ratios for interim periods in 2015 to be approximately the same as our expected 2015 full year benefit ratio. There will be no difference in our segment versus financial statement reporting by year end 2015, as it relates to Medicare Part D.
Excess investment income, defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs”, per diluted share increased 2% in 2015 to $0.43 from $0.42, while the dollar amount of excess investment income decreased 3% to $55 million. The increase in per share excess investment income in relation to the decrease in dollar amount resulted from share purchases over the past twelve months, as discussed later in this report. Net investment income rose $4 million or 2% to $192 million, slightly below the 3% growth in our average investment portfolio at amortized cost. The average effective yield on the fixed-maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.87% in the 2015 period from 5.92% in the prior period, as the impact of the low-interest-rate environment on average yield continues. Required interest rose 5% or $5 million to $117 million while average net policy liabilities grew 4%. Financing costs were $19 million in both periods. Please refer to the discussion under Capital Resources for more information on debt and interest expense.
In the first three months of 2015, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.47%, compared with 5.37% in the same period of 2014. The portfolio had an average rating of A-, the same as of the previous year end. Approximately 95% of the portfolio at amortized cost was investment grade at March 31, 2015. Cash and short-term investments were $95 million at that date, compared with $82 million at December 31, 2014.
The net unrealized gain position in our fixed-maturity portfolio grew from $1.7 billion at December 31, 2014 to $1.9 billion during the first three months of 2015, largely due to a decline in market interest rates during 2015. The fixed-maturity portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposure to European Sovereign debt consisting of $6 million and $1 million in German and French government bonds, respectively at March 31, 2015.
We have an on-going share repurchase program which began in 1986 which is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was last reaffirmed in August 2014. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the three-month periods ended March 31, 2015 and 2014.

Analysis of Share Purchases
(Amounts in thousands, except per share amounts)

	For the three months ended March 31,
	2015			2014*
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	1,692	$90,011	$53.20	2,129	$107,992	$50.72
Option exercise proceeds	387	20,608	53.33	341	17,643	51.74
Total	2,079	$110,619	$53.22	2,470	$125,635	$50.86
* All share and per share information has been adjusted to reflect the three-for-two stock split that was effective July 1, 2014.
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.
A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first three months of 2015 with the first three months of 2014. Life insurance is our predominant segment, representing 62% of premium income and 71% of insurance underwriting margin in the first three months of 2015. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 5% to $513 million. The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium
(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$202,041	39	$185,891	38	$16,150	9
Direct Response	187,407	37	177,872	36	9,535	5
Liberty National Exclusive Agency	67,803	13	68,778	14	(975)	(1)
Other Agencies	56,091	11	56,517	12	(426)	(1)
Total Life Premium	$513,342	100	$489,058	100	$24,284	5
Net sales, defined earlier in this report as an indicator of new business production, grew 17% to $104 million. An analysis of life net sales by distribution channel is presented below.

Life Insurance Net Sales (Dollar amounts in thousands)
	Three months ended March 31,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$47,144	46	$38,125	43	$9,019	24
Direct Response	44,813	43	40,439	46	4,374	11
Liberty National Exclusive Agency	8,546	8	7,380	8	1,166	16
Other Agencies	3,392	3	2,835	3	557	20
Total Life Net Sales	$103,895	100	$88,779	100	$15,116	17
First-year collected life premium, defined earlier in this report, was $74 million in the 2015 period, rising 12%. First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium (Dollar amounts in thousands)
	Three months ended March 31,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$37,049	50	$31,528	48	$5,521	18
Direct Response	27,080	37	25,303	39	1,777	7
Liberty National Exclusive Agency	6,550	9	6,353	10	197	3
Other Agencies	2,933	4	2,330	3	603	26
Total	$73,612	100	$65,514	100	$8,098	12

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help to ensure sustainable growth. The life business of this agency is Torchmark’s highest-margin life business and it is the largest contributor to life premium of any distribution channel at 39% of Torchmark’s total. This group produced premium income of $202 million, an increase of 9%. First-year collected premium was $37 million, an increase of 18%. Net sales increased 24% to $47 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income average agent count rose 19% to 6,317 for the three months ended March 31, 2015 compared with 5,298 a year earlier. The average agent count is based on the actual count at the end of each week during the period. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency has also begun providing more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibilities.
The Direct Response Unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Direct Response Unit’s growth has been fueled by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to the inbound call center. We continually introduce new initiatives in this unit in an attempt to increase response rates.
While the juvenile market is an important source of sales, it also is a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.
Direct Response’s life premium income rose 5% to $187 million, representing 37% of Torchmark’s total life premium in the first three months of 2015. Net sales of $45 million for this group increased 11%. First-year collected premium increased 7% to $27 million.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $68 million in the 2015 period, a 1% decline from $69 million in the 2014 period. First-year collected premium increased 3% to $7 million.
Net sales for the Liberty Agency increased 16% to $9 million. The Liberty average agent count increased 5% to 1,464 for the three months ended March 31, 2015 compared with 1,400 a year earlier. We continue to execute our long term plan to grow this Agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this Agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies contributed $56 million of life premium income, or 11% of Torchmark’s total in the first three months of 2015, but contributed only 3% of net sales for the period.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Three months ended March 31,				Increase
	2015		2014		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$513,342	100	$489,058	100	$24,284	5
Net policy obligations	203,516	39	189,665	39	13,851	7
Commissions and acquisition expense	168,423	33	158,774	32	9,649	6
Insurance underwriting income before other income and administrative expense	$141,403	28	$140,619	29	$784	1
Life insurance underwriting income before insurance administrative expense was $141 million, increasing 1%. Growth in underwriting margin lagged premium growth due to higher claims and an increase in acquisition expense. As a percentage of premium, underwriting margins declined slightly to 28%. The decrease in underwriting margin as a percentage of premium was due to increases in Direct Response claims and to increases in non-deferred acquisition costs in Direct Response and American Income. Non-deferred acquisition expense increased primarily as a result of additional investments made to support our distribution channels.
Health insurance, comparing the first three months of 2015 with the first three months of 2014. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, cancer coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans. Our Medicare Part D health business will be discussed under another caption.
Health premium accounted for 28% of our total premium in the 2015 period, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

Health premium increased 4% to $229 million in the 2015 period. Medicare Supplement premium increased 7% to $115 million, while other limited-benefit health premium increased 2% to $114 million.
Health net sales increased 2% to $32 million. Medicare Supplement net sales decreased 14% to $14 million in 2015. A decrease in 2015 Medicare Supplement net sales was expected due to the unusually high level of group sales in 2014. Group sales tend to vary significantly from period to period. Limited-benefit net sales increased 19% to $18 million. Health first-year collected premium rose 46% to $36 million.

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium
(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$4,275		$5,889		$(1,614)	(27)
Medicare Supplement	78,897		72,267		6,630	9
	83,172	36	78,156	36	5,016	6
Liberty National Exclusive Agency
Limited-benefit plans	36,135		37,320		(1,185)	(3)
Medicare Supplement	17,845		21,297		(3,452)	(16)
	53,980	24	58,617	27	(4,637)	(8)
Family Heritage Agency
Limited-benefit plans	53,549		49,468		4,081	8
Medicare Supplement	—		—		—	—
	53,549	23	49,468	22	4,081	8
American Income Exclusive Agency
Limited-benefit plans	19,815		19,167		648	3
Medicare Supplement	97		120		(23)	(19)
	19,912	9	19,287	9	625	3
Direct Response
Limited-benefit plans	263		231		32	14
Medicare Supplement	17,797		13,676		4,121	30
	18,060	8	13,907	6	4,153	30
Total Health Premium
Limited-benefit plans	114,037	50	112,075	51	1,962	2
Medicare Supplement	114,636	50	107,360	49	7,276	7
Total	$228,673	100	$219,435	100	$9,238	4

Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales
(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$204		$206		$(2)	(1)
Medicare Supplement	12,066		14,105		(2,039)	(14)
	12,270	38	14,311	45	(2,041)	(14)
Liberty National Exclusive Agency
Limited-benefit plans	4,036		3,699		337	9
Medicare Supplement	40		86		(46)	(53)
	4,076	12	3,785	12	291	8
Family Heritage Agency
Limited-benefit plans	11,675		9,865		1,810	18
Medicare Supplement	—		—		—	—
	11,675	36	9,865	31	1,810	18
American Income Exclusive Agency
Limited-benefit plans	2,567		1,764		803	46
Medicare Supplement	—		—		—	—
	2,567	8	1,764	6	803	46
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	1,809		2,018		(209)	(10)
	1,809	6	2,018	6	(209)	(10)
Total Net Sales
Limited-benefit plans	18,482	57	15,534	49	2,948	19
Medicare Supplement	13,915	43	16,209	51	(2,294)	(14)
Total	$32,397	100	31,743	100	$654	2

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium
(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$171		$171		$—	—
Medicare Supplement	14,996		9,785		5,211	53
	15,167	42	9,956	40	5,211	52
Liberty National Exclusive Agency
Limited-benefit plans	3,443		3,104		339	11
Medicare Supplement	59		81		(22)	(27)
	3,502	10	3,185	13	317	10
Family Heritage Agency
Limited-benefit plans	9,507		8,629		878	10
Medicare Supplement	—		—		—	—
	9,507	27	8,629	35	878	10
American Income Exclusive Agency
Limited-benefit plans	2,616		1,927		689	36
Medicare Supplement	—		—		—	—
	2,616	7	1,927	8	689	36
Direct Response
Limited-benefit plans	—		93		(93)	(100)
Medicare Supplement	5,168		889		4,279	481
	5,168	14	982	4	4,186	426
Total First-Year Collected Premium
Limited-benefit plans	15,737	44	13,924	56	1,813	13
Medicare Supplement	20,223	56	10,755	44	9,468	88
Total	$35,960	100	$24,679	100	$11,281	46

A discussion of health operations by distribution channel follows.
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $83 million, representing 36% of Torchmark’s total health premium. Net sales were $12 million, or 38% of Torchmark’s health sales. This agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $79 million. The UA Independent Agency represents approximately 69% of all Torchmark Medicare Supplement premium and 87% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 9%, while total health premium increased 6%. Net sales of the Medicare Supplement product decreased 14% in 2015; individual sales were up 31%, but group sales declined 54%. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $12 million in net sales in the three months of 2015, compared with $10 million for the same period in 2014, an increase of 18%. Health premium income was $54 million for the three month period of 2015, representing 23% of Torchmark’s health premium. This compared with $49 million or 22% of health premium in the prior year period. The average agent count was 784 for the three months ended March 31, 2015, compared with 658 a year earlier.
The Liberty National Exclusive Agency represented 24% of all Torchmark health premium income at $54 million in the three months of 2015. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2015, health premium income in the Agency declined 8% from prior year premium of $59 million. Liberty’s health premium decline has been due primarily to the runoff of a block of discontinued hospital-surgical products and its declining Medicare Supplement block.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium in the 2015 period. The American Income Exclusive Agency markets a variety of limited-benefit plans, primarily accident. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $2 million of Medicare Supplement net sales in both 2015 and 2014.

The following table presents underwriting margin data for health insurance.
Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2015		2014		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$228,673	100	$219,435	100	$9,238	4
Net policy obligations	131,146	57	126,154	57	4,992	4
Commissions and acquisition expense	45,950	20	43,824	20	2,126	5
Insurance underwriting income before other income and administrative expense	$51,577	23	$49,457	23	$2,120	4
Underwriting income for health insurance increased 4% to $52 million in 2015. As a percentage of health premium, underwriting margins were stable at 23%.
Medicare Part D, comparing the first three months of 2015 with the first three months of 2014. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is provided through United American (which includes its wholly-owned subsidiary, First United American). The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries which is regulated and partially funded by the Center for Medicare and Medicaid Services (CMS) for participating private insurers. Individual Part D products are primarily sold online through the CMS Medicare Plan Finder website, with additional sales by the company through targeted direct response mailings. The group Part D products are sold through brokers affiliated with United American (referred to as our UA Independent Agency). As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 84% for the entire 2015 contract year. This ratio was 83% for the full year 2014. We describe the differences between the segment analysis and the GAAP operating results in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results.These reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2014.

Medicare Part D
Selected Financial Information
(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Premium (1)	$79,347	$83,033	$(3,686)	(4)
Net Sales (2)	21,344	31,144	(9,800)	(31)
First-Year Collected Premium (3)	34,014	18,946	15,068	80

(1)
Consistent with the Medicare Part D contract, total Medicare Part D premium excludes the risk-sharing premiums receivable from the CMS of $8.7 million in 2015 and $27.4 million in 2014. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

(2)	Net sales for Medicare Part D represents only new first-time enrollees.

(3)	First-year collected premium for Medicare Part D represents only premium collected within the first twelve months from new first-time enrollees.
Medicare Part D premium was $79 million in 2015, compared with $83 million in 2014, after removal of the risk-sharing adjustment in both periods. Medicare Part D premium decreased $4 million and net sales decreased by $10 million. The decreases were due to a significant reduction in Part D auto-enrollees partially offset by increases in voluntary individual and group sales.
Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D results in accordance with GAAP are presented in the charts in Note F—Business Segments.
Medicare Part D
Summary of Results
(Dollar amounts in thousands)

	Three months ended March 31,				Increase
	2015		2014		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$79,347	100	$83,033	100	$(3,686)	(4)
Net policy obligations	66,893	84	66,261	80	632	1
Commissions and acquisition expense	6,980	9	7,206	8	(226)	(3)
Insurance underwriting income before other income and administrative expense	$5,474	7	$9,566	12	$(4,092)	(43)

Premiums decreased 4% in 2015 while margins decreased 43% to $5 million. The decrease in margins was primarily due to net policy obligations of 84% in 2015 compared with 80% in 2014. At the time of first quarter 2014 reporting, the impact of higher costs and utilization of newly-approved Hepatitis-C drugs was not yet known and thus were not reflected in the loss ratio for that quarter. However, claims related to these drugs were the primary cause of the increase in the obligation ratio from 80% to 83% that occurred over the remainder of 2014. Pricing was adjusted for the 2015 plans, but increasing utilization trends across a broader range of drugs is expected to result in obligations of approximately 84% in 2015.
Since the Medicare Part D plan is a government-sponsored program, regulatory changes could further alter the outlook for this market.
Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first three months of 2015 with the first three months of 2014. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three months ended March 31,
	2015		2014
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$22,392	2.7	$20,777	2.5
Other employee costs	8,475	1.0	7,600	0.9
Other administrative costs	14,137	1.7	13,685	1.7
Legal expense	2,196	0.3	2,149	0.3
Total insurance administrative expenses	47,200	5.7	44,211	5.4

Parent company expense	2,173		1,743
Stock compensation expense	7,239		8,509
Legal settlement expense	—		2,493
Total operating expenses, per Condensed Consolidated Statements of Operations	$56,612		$56,956

Insurance administrative expenses:
Increase (decrease) over prior year	6.8%		0.6%
Total operating expenses:
Increase (decrease) over prior year	(0.6)%		8.9%
Insurance administrative expenses were up 6.8% in 2015 when compared with the prior year period. As a percentage of total premium, insurance administrative expenses increased from 5.4% in 2014 to 5.7%. Total operating expenses declined slightly. The primary reasons for the increase in administrative expenses are higher pension and IT costs. As described in Note F—Business Segments in the Condensed Consolidated Financial Statements, we recorded legal accruals involving non-insurance matters, partially offset by proceeds for investment litigation. Litigation not related to our direct insurance operations is not considered an insurance administrative expense by Torchmark management and is removed from its analysis of core insurance operations in its segment reporting.
Investments (excess investment income), comparing the first three months of 2015 with the first three months of 2014. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note F—Business Segments in the Notes to the Condensed Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.2 billion of cash flow to repurchase Torchmark shares (average price per share of $14.46) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.
The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.
Excess Investment Income
(Dollar amounts in thousands)

	Three months ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Net investment income	$191,596	$188,051	$3,545	2
Required interest on net insurance policy liabilities	(117,396)	(112,082)	(5,314)	5
Financing costs:
Interest on funded debt	(17,786)	(17,763)	(23)	—
Interest on short-term debt	(1,274)	(1,286)	12	(1)
Total financing costs	(19,060)	(19,049)	(11)	—
Excess investment income	$55,140	$56,920	$(1,780)	(3)
Excess investment income per diluted share (1)	$0.43	$0.42	$0.01	2

Average invested assets (at amortized cost)	$13,553,190	$13,155,411	$397,779	3
Average net insurance policy liabilities (2)	8,429,581	8,089,304	340,277	4
Average debt and preferred securities (at amortized cost)	1,299,419	1,272,523	26,896	2

(1) All share and per share information has been adjusted to reflect the three-for-two stock split that was effective July 1, 2014.
(2) Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2015 period decreased 3% to $55 million. On a per share basis, excess investment income increased 2% as a result of our share purchases over the past 12 months. Excess investment income has been negatively impacted during recent years by low interest rates and the turnover of higher yielding assets in the portfolio. This turnover has moderated during recent periods.
Net investment income rose $4 million or 2% in 2015, while average invested assets (with fixed maturities at amortized cost) rose 3% year over year. The effective annual yield on the fixed maturity portfolio was 5.87% in the first three months of 2015, compared with 5.92% a year earlier. The reduction in the average portfolio yield rate was primarily a result of reinvesting proceeds from bonds that were called or matured in 2015 at yield rates less than the rates we earned on the bonds before they were called or matured. We currently expect that the average turnover of fixed maturity assets during the next five years will not exceed 1% to 2% of the portfolio and that this turnover will not have a material negative impact on investment income.
Net investment income has also been negatively affected in 2015 by the CMS requirement for us to cover Medicare Part D claim costs in the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. Part D claims were significantly higher than expected in 2014. We incurred extensive upfront costs in 2014 that will not be reimbursed by CMS until late 2015, and expect to front additional costs in 2015 that will not be reimbursed until late 2016. These delays cause a decrease in investable cash flows that result in lower investment income than would have been earned absent the delays. In the first quarter of 2015, our net investment income was reduced by approximately $2 million and we expect net investment income to be reduced by approximately $5 million for the remainder of 2015 due to these delays.
Should interest rates rise, especially long-term rates, Torchmark would benefit due to higher net investment income on new purchases. We could withstand an increase in interest rates of approximately 110 to 125 basis points before the net unrealized gains on our fixed maturity portfolio as of March 31, 2015 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest-rate driven unrealized losses in our fixed maturity portfolio because we have the intent, and more importantly, the ability to hold our fixed maturities to maturity.

Required interest on net insurance policy liabilities reduces net investment income as it is the amount of net investment income considered by management necessary to “fund” the required interest included in the insurance segments. As such, it is removed from the investment segment and applied to the insurance segments to eliminate the effect of the required interest from the insurance segments. As discussed in Note F-Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.
Required interest on net insurance policy liabilities increased $5 million or 5% to $117 million. The increase in required interest correlated somewhat with the 4% growth in average net interest-bearing insurance policy liabilities.
Financing costs on our debt remained unchanged at $19 million. More information concerning debt can be found in the Capital Resources section of this report.
Investments (acquisitions), comparing the first three months of 2015 with the first three months of 2014. Torchmark’s investment policy calls for investing in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives but instead consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.
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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	For the three months ended March 31,
	2015	2014
Cost of acquisitions:
Investment-grade corporate securities	$277,378	$158,334
Other	14,420	10
Total fixed-maturity acquisitions	$291,798	$158,344
Effective annual yield *	4.47%	5.37%
Average life, in years to:
Next call	28.0	25.2
Maturity	28.8	25.3
Average rating	BBB+	BBB+

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
Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2015 was as follows:
Invested Assets At March 31, 2015
(Dollar amounts in millions)

	Amount	% of Total
Fixed maturities(at amortized cost)	$12,963	96
Equities (at cost)	1	—
Policy loans	475	4
Other long-term investments	9	—
Short-term investments	92	—
Total	$13,540	100
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

Fixed Maturities. The following table summarizes certain information about our fixed-maturity portfolio by component at March 31, 2015.
Fixed Maturities by Component
(Dollar amounts in thousands)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					at Amortized Cost	at Fair Value
Corporates	$10,704,410	$1,714,355	$(51,682)	$12,367,083	83	83
Redeemable preferred stock	494,331	65,501	(4,851)	554,981	4	4
Municipals	1,281,007	183,084	(423)	1,463,668	10	10
Government-sponsored enterprises	292,921	13,649	(551)	306,019	2	2
Governments & agencies	101,856	2,164	(239)	103,781	1	1
Residential mortgage-backed*	5,372	344	(2)	5,714	—	—
Collateralized debt obligations	65,642	16,784	(7,872)	74,554	—	—
Other asset-backed securities	17,291	1,423	—	18,714	—	—
Total fixed maturities	$12,962,830	$1,997,304	$(65,620)	$14,894,514	100	100

* Includes GNMA's
At March 31, 2015, fixed maturities had a fair value of $14.9 billion, compared with $14.5 billion at December 31, 2014. The net unrealized gain position in the fixed-maturity portfolio increased from $1.7 billion at December 31, 2014 to $1.9 billion at March 31, 2015, as a result of a decrease in market interest rates. The March 31, 2015 net unrealized gain consisted of gross unrealized gains of $2.0 billion offset by $66 million of gross unrealized losses, compared with the December 31, 2014 net unrealized gain which consisted of a gross unrealized gain of $1.7 billion and a gross unrealized loss of $79 million.

Investments in fixed-maturity securities are diversified over a wide range of industry sectors. The following table summarizes certain information about our fixed-maturity portfolio by sector at March 31, 2015.
Fixed Maturities by Sector
(Dollar amounts in thousands)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Financial - life/health/P&C insurance	$1,838,262	$332,772	$(3,181)	$2,167,853	14	14
Financial - bank	626,620	102,796	(4,832)	724,584	5	5
Financial - other	610,373	100,656	(10,408)	700,621	5	5
Subtotal financial	3,075,255	536,224	(18,421)	3,593,058	24	24
Utilities	2,175,687	435,720	(547)	2,610,860	18	18
Energy	1,546,541	197,320	(24,426)	1,719,435	12	12
Government (US, municipal, and foreign)	1,675,784	198,897	(1,213)	1,873,468	13	13
Basic materials	1,036,278	103,770	(3,893)	1,136,155	8	8
Consumer, non-cyclical	947,087	145,073	(1,117)	1,091,043	7	7
Other industrials	918,941	130,742	(2,941)	1,046,742	7	7
Communications	543,857	82,888	(3,183)	623,562	4	4
Transportation	552,486	90,533	(1,153)	641,866	4	4
Consumer, cyclical	402,609	57,586	(852)	459,343	3	3
Collateralized debt obligations	65,642	16,784	(7,872)	74,554	—	—
Other asset-backed securities	17,291	1,423	—	18,714	—	—
Mortgage-backed securities	5,372	344	(2)	5,714	—	—
Total fixed maturities	$12,962,830	$1,997,304	$(65,620)	$14,894,514	100	100
At March 31, 2015, approximately 42% of the fixed-maturity assets at amortized cost and fair value were in the financial and utility sectors. The balance of the portfolio is spread among 400 issuers in a wide variety of sectors. The financial sector had a net unrealized gain of $519 million at March 31, 2015, compared with a gain of $460 million at December 31, 2014. Due to the recent drop in oil prices, we have carefully reviewed each of our investments in the energy sector and believe that the companies we have invested in have the ability to withstand lower oil prices for an extended period of time. While there may be some downgrades in ratings in this sector, we think the risk of realized losses in the foreseeable future is minimal.
An analysis of the fixed-maturity portfolio at March 31, 2015 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$684,809	5	$735,804	5
AA	1,322,206	10	1,535,424	10
A	3,794,584	29	4,579,594	31
BBB+	2,545,460	20	2,939,432	20
BBB	2,944,547	23	3,334,255	22
BBB-	1,066,755	8	1,165,609	8
Investment grade	12,358,361	95	14,290,118	96
Below investment grade:
BB	376,185	3	375,303	2
B	118,799	1	109,720	1
Below B	109,485	1	119,373	1
Below investment grade	604,469	5	604,396	4
	$12,962,830	100	$14,894,514	100
Of the $13.0 billion of fixed maturities at amortized cost as of March 31, 2015, $12.4 billion or 95% were investment grade with an average rating of A-. Below-investment-grade bonds were $604 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 17% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of March 31, 2015. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2014.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first three months of 2015 is as follows:
(Dollar amounts in thousands)

Balance as of December 31, 2014	$560,890
Downgrades by rating agencies	46,084
Upgrades by rating agencies	—
Disposals	(3,644)
Amortization and other	1,139
Balance as of March 31, 2015	$604,469

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposure to European Sovereign debt consisting of $6 million and $1 million in German and French government bonds, respectively.

Additional information concerning the fixed-maturity portfolio is as follows.
Fixed Maturity Portfolio Selected Information

	March 31, 2015	December 31, 2014	March 31, 2014
Average annual effective yield (1)	5.86%	5.89%	5.92%
Average life, in years, to:
Next call (2)	17.9	17.8	18.2
Maturity (2)	20.5	20.5	21.4
Effective duration to:
Next call (2), (3)	11.1	10.9	10.7
Maturity (2), (3)	12.1	12.0	11.9

(1)	Tax-equivalent basis, whereby the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

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
Realized Gains and Losses, comparing the first three months of 2015 with the first three months of 2014. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.
The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Three months ended March 31,
	2015		2014
	Amount	Per Share	Amount	Per Share *
Fixed maturities and equities:
Investment sales	$55	$—	$10,741	$0.08
Investments called or tendered	22	—	61	—
Total	$77	$—	$10,802	$0.08

* All share and per share information has been adjusted to reflect the three-for-two stock split that was effective July 1, 2014.

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
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first three months of 2015, the Parent Company received $77 million of cash dividends from subsidiaries, compared with $65 million in 2014. For the full year 2015, cash dividends from subsidiaries are expected to total approximately $466 million.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At March 31, 2015, the Parent Company had $78 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”
Short-term borrowings. We have a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. Up to $250 million in letters of credit can be issued against the new facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility terminates in July, 2019 and has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of March 31, 2015, we were in full compliance with these covenants.
Short-term debt consists of our commercial paper outstanding as noted above. The following table presents certain information about our commercial paper borrowings.
Short-term Borrowings - Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2015	December 31, 2014	March 31, 2014
Balance at end of period (par value)	$259,000	$238,450	$265,000
Annualized interest rate	0.43%	0.32%	0.26%
Letters of credit outstanding	$198,000	$198,000	$198,000
Remaining amount available under credit line (1)	$293,000	$313,550	$137,000

	For the three months ended March 31,
	2015	2014
Average balance outstanding during period (par value)	$306,956	$281,500
Daily-weighted average interest rate (annualized)	0.41%	0.24%
Maximum daily amount outstanding during period (par value)	$356,500	$325,000
(1) The facility was increased from $600 million to $750 million in July 2014.

Our balance of commercial paper outstanding at March 31, 2015 was $259 million compared with $238 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the three-month periods ended March 31, 2015 and 2014.
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
Consolidated liquidity. Consolidated net cash inflows from operations were $280 million in the first three months of 2015, compared with $275 million in the same period of 2014. Our companies received $51 million in investment calls and tenders and $77 million in scheduled maturities or repayments during the 2015 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short term investments were $95 million at March 31, 2015, compared with $82 million at December 31, 2014. In addition to these liquid assets, the entire $14.9 billion (fair value at March 31, 2015) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of Company Action Level required regulatory capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of the insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and has been in line with rating agency expectations for Torchmark. As of December 31, 2014, our insurance subsidiaries had a consolidated RBC ratio of 327%. In the event of a decline in the RBC ratios of the insurance companies due to ratings downgrades in the investment portfolios, impairments, or other circumstances, we have available cash on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the ratio at or above 325%.
During the third quarter of 2014, Standard and Poor’s (S&P’s) revised their outlook on Torchmark to negative. This revised outlook was due to a change in S&P’s view of certain components of Torchmark’s existing capital position, rather than a change in the capital position itself. There has not been any significant change recently in the level or components of Torchmark’s capital position. We do not expect S&P’s action to cause any change in our share repurchase program.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $992 million at both March 31, 2015 and December 31, 2014. An analysis of long-term debt issues outstanding is as follows at March 31, 2015.

Long Term Debt at March 31, 2015
(Dollar amounts in millions)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Senior Notes	2016	6.375%		$250.0	$249.4	$265.7
Senior Notes	2019	9.250		292.7	290.7	370.4
Senior Notes (1)	2022	3.800		150.0	147.7	156.8
Notes	2023	7.875		165.6	163.8	212.1
Junior Subordinated Debentures	2052	5.875		125.0	120.9	127.8
Junior Subordinated Debentures	2036	3.571	(2)	20.0	20.0	20.0
Total long-term debt				$1,003.3	$992.5	$1,152.8

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

(2)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
As previously noted under the caption Highlights in this report, we acquired 1.7 million of our outstanding common shares under our share repurchase program during the first three months of 2015. These shares were acquired at a cost of $90 million (average of $53.20 per share), compared with purchases of 2.1 million shares at a cost of $108 million in the first three months of 2014.
On March 18, 2015, the Company announced that it has raised the quarterly dividend from $.1267 per share to $.135 per share beginning with the dividend to be paid on May 1, 2015.
Shareholders’ equity was $4.9 billion at March 31, 2015. This compares with $4.7 billion at December 31, 2014 and $4.2 billion at March 31, 2014. During the three months since December 31, 2014, shareholders’ equity was increased by $171 million of after-tax unrealized gains in the fixed-maturity portfolio, as interest rates have declined over the period. Net income added another $122 million for the three months, but the share purchases of $90 million noted above during the period reduced shareholders’ equity.
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
Selected Financial Data

	At
	March 31, 2015		December 31, 2014		March 31, 2014 *
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities (millions)	$14,895	$1,932	$14,493	$1,669	$13,618	$1,000
Deferred acquisition costs (millions) (2)	3,511	(16)	3,472	(16)	3,364	(14)
Total assets (millions)	20,697	1,916	20,215	1,653	19,064	986
Short-term debt (millions)	259	—	238	—	265	—
Long-term debt (millions)	992	—	992	—	991	—
Shareholders’ equity (millions)	4,884	1,245	4,697	1,074	4,189	641

Book value per diluted share	38.17	9.73	36.19	8.28	31.23	4.77
Debt to capitalization (3)	20.4%	(5.2)%	20.8%	(4.6)%	23.1%	(3.1)%

Diluted shares outstanding (thousands)	127,935		129,812		134,115
Actual shares outstanding (thousands)	126,502		127,930		132,329

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.

(2)	Includes the value of insurance purchased.

(3)
Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

* All share and per share information has been adjusted to reflect the three-for-two stock split that was effective July 1, 2014.

Interest coverage was 10.5 times in the 2015 three months, compared with 11.4 times in the 2014 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

Unadopted Accounting Policy
Consolidation: The FASB issued Accounting Standards Update No. 2015-02 Consolidation: Amendments to the Consolidation Analysis (ASU 2015-02), to amend the consolidation requirements in ASC 810. The amendments could potentially affect the consolidations concerning certain limited partnerships and related parties. ASU 2015-02 will be effective for Torchmark beginning in calendar year 2016. The Company is currently evaluating this new guidance, but does not expect a material impact on the consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2015.
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
As of the end of the fiscal quarter completed March 31, 2015, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
As of the date of this Form 10-Q for the quarter ended March 31, 2015, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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
Item 1A. Risk Factors
Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	799,967	$52.28	799,967
February 1-28, 2015	542,073	53.25	542,073
March 1-31, 2015	736,471	54.23	736,471
At its August 6, 2014 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended March 31, 2015

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 8, 2015	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: May 8, 2015	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: May 8, 2015	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer