Form 10-Q
period 2015-06-30
TORCHMARK CORP
filed 2015-08-07
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 29, 2015
Common Stock, $1.00 Par Value	125,115,360
Index of Exhibits (Page 48).
Total number of pages included are 49.

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2015–$13,126,918; 2014–$12,823,612)	$14,121,462	$14,493,060
Equity securities, at fair value (cost: 2015–$776; 2014–$776)	1,545	1,477
Policy loans	479,953	472,109
Other long-term investments	11,039	10,449
Short-term investments	28,695	15,882
Total investments	14,642,694	14,992,977
Cash	62,849	66,019
Accrued investment income	206,653	204,879
Other receivables	627,660	543,988
Deferred acquisition costs	3,550,836	3,471,781
Goodwill	441,591	441,591
Other assets	488,627	493,495
Total assets	$20,020,910	$20,214,730
Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$12,004,366	$11,750,495
Unearned and advance premiums	76,978	72,275
Policy claims and other benefits payable	232,352	212,137
Other policyholders’ funds	95,468	95,446
Total policy liabilities	12,409,164	12,130,353
Current and deferred income taxes payable	1,564,951	1,797,265
Other liabilities	360,571	359,118
Short-term debt	636,862	238,398
Long-term debt (fair value: 2015–$868,801; 2014–$1,148,749)	743,306	992,130
Total liabilities	15,714,854	15,517,264
Shareholders’ equity:
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2015 and in 2014	—	—
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2015–134,218,183 issued, less 8,976,671 held in treasury and 2014–134,218,183 issued, less 6,287,907 held in treasury)	134,218	134,218
Additional paid-in capital	476,791	457,613
Accumulated other comprehensive income	555,319	997,452
Retained earnings	3,568,715	3,376,846
Treasury stock, at cost	(428,987)	(268,663)
Total shareholders’ equity	4,306,056	4,697,466
Total liabilities and shareholders’ equity	$20,020,910	$20,214,730

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014*	2015	2014*
Revenue:
Life premium	$520,038	$491,952	$1,033,380	$981,010
Health premium	315,492	307,791	632,257	637,654
Other premium	37	123	78	222
Total premium	835,567	799,866	1,665,715	1,618,886
Net investment income	194,823	189,930	386,419	377,981
Realized investment gains	2,613	577	2,732	17,196
Other income	691	663	1,360	1,144
Total revenue	1,033,694	991,036	2,056,226	2,015,207
Benefits and expenses:
Life policyholder benefits	347,364	324,192	687,065	644,368
Health policyholder benefits	235,175	220,554	477,326	476,272
Other policyholder benefits	9,754	10,461	19,799	21,084
Total policyholder benefits	592,293	555,207	1,184,190	1,141,724
Amortization of deferred acquisition costs	112,904	104,561	224,167	209,294
Commissions, premium taxes, and non-deferred acquisition costs	64,018	62,020	127,286	121,398
Other operating expense	56,977	56,400	113,589	113,356
Interest expense	19,114	19,037	38,174	38,086
Total benefits and expenses	845,306	797,225	1,687,406	1,623,858
Income before income taxes	188,388	193,811	368,820	391,349
Income taxes	(61,278)	(62,888)	(120,062)	(127,570)
Net income	$127,110	$130,923	$248,758	$263,779

Basic net income per share	$1.01	$1.00	$1.97	$1.99
Diluted net income per share	$1.00	$0.98	$1.94	$1.97
Dividends declared per common share	$0.14	$0.13	$0.27	$0.25

* Certain balances were retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note G- Adoption of New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$127,110	$130,923	$248,758	$263,779

Other comprehensive income (loss):

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(935,288)	431,271	(668,706)	1,060,337
Reclassification adjustment for (gains) losses on securities included in net income	(1,479)	(577)	(1,598)	(17,196)
Reclassification adjustment for amortization of (discount) and premium	(1,599)	(2,317)	(3,271)	(4,544)
Foreign exchange adjustment on securities recorded at fair value	1,295	740	(1,263)	(131)
Unrealized gains (losses) on securities	(937,071)	429,117	(674,838)	1,038,466
Unrealized gains (losses) on other investments	(3,470)	1,495	(2,327)	2,703
Total unrealized investment gains (losses)	(940,541)	430,612	(677,165)	1,041,169
Less applicable taxes	328,996	(150,683)	236,865	(364,350)
Unrealized investment gains (losses), net of tax	(611,545)	279,929	(440,300)	676,819

Unrealized gains (losses) attributable to deferred acquisition costs	2,953	(3,045)	3,605	(7,273)
Less applicable taxes	(1,034)	1,066	(1,262)	2,546
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	1,919	(1,979)	2,343	(4,727)

Foreign exchange translation adjustments, other than securities	(4,845)	3,185	(13,536)	2,008
Less applicable taxes	1,774	(1,189)	4,503	(750)
Foreign exchange translation adjustments, other than securities, net of tax	(3,071)	1,996	(9,033)	1,258

Pension adjustments	3,653	3,031	7,472	5,605
Less applicable taxes	(1,278)	(1,061)	(2,615)	(1,962)
Pension adjustments, net of tax	2,375	1,970	4,857	3,643

Other comprehensive income (loss)	(610,322)	281,916	(442,133)	676,993
Comprehensive income (loss)	$(483,212)	$412,839	$(193,375)	$940,772
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Cash provided from operations	$454,121	$419,383
Cash provided from (used for) investment activities:
Long-term investments sold or matured:
Fixed maturities available for sale—sold	14,287	28,194
Fixed maturities available for sale—matured, called, and repaid	213,989	107,394
Equity securities	—	700
Other long-term investments	431	23
Total long-term investments sold or matured	228,707	136,311
Long-term investments acquired:
Fixed maturities	(541,875)	(325,574)
Other long-term investments	(1,886)	—
Total long-term investments acquired	(543,761)	(325,574)
Net increase in policy loans	(7,844)	(8,937)
Net (increase) decrease in short-term investments	(12,813)	28,329
Net change in payable or receivable for securities	4,980	—
Disposition of properties	—	19
Additions to properties	(13,949)	(10,006)
Investment in low-income housing interests	(11,954)	(22,030)
Cash used for investment activities	(356,634)	(201,888)
Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	21,507	35,015
Net borrowings (repayments) of commercial paper	148,970	45,874
Excess tax benefit from stock option exercises	10,989	11,098
Acquisition of treasury stock	(211,567)	(238,313)
Cash dividends paid to shareholders	(33,306)	(31,980)
Net receipts (withdrawals) from deposit-type products	(42,815)	(33,104)
Cash provided by (used for) financing activities	(106,222)	(211,410)
Effect of foreign exchange rate changes on cash	5,565	2,775
Net (decrease) increase in cash	(3,170)	8,860
Cash at beginning of year	66,019	36,943
Cash at end of period	$62,849	$45,803
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note A—Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2015, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2015 and 2014. The interim period condensed consolidated financial statements should be read in conjunction with the Condensed Consolidated Financial Statements that are included in the Form 10-K filed on February 27, 2015.
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
Note B—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	125,816,943	131,491,182	126,465,420	132,322,704
Weighted average dilutive options outstanding	1,622,698	1,823,640	1,553,309	1,856,496
Diluted weighted average shares outstanding	127,439,641	133,314,822	128,018,729	134,179,200
Antidilutive shares	—	—	—	—

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans
The following tables present a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$3,991	$3,231	$—	$(7)
Interest cost	5,004	4,819	204	150
Expected return on assets	(5,323)	(4,752)	—	—
Amortization:
Prior service cost	82	529	—	—
Actuarial (gain) loss	3,534	2,047	37	—
Direct recognition of expense	—	—	151	(42)
Net periodic benefit cost	$7,288	$5,874	$392	$101

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$7,981	$6,463	$—	$49
Interest cost	10,006	9,638	407	297
Expected return on assets	(10,646)	(9,505)	—	—
Amortization:
Prior service cost	163	1,057	—	—
Actuarial (gain)/loss	7,068	4,092	60	—
Direct recognition of expense	—	—	327	(104)
Net periodic benefit cost	$14,572	$11,745	$794	$242

The following chart presents assets at fair value for the defined-benefit pension plans at June 30, 2015 and the prior-year end.
Pension Assets by Component

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Corporate debt	$155,642	48	$166,825	52
Other fixed maturities	277	—	284	—
Equity securities	127,530	40	127,568	39
Short-term investments	19,047	6	9,038	3
Guaranteed annuity contract	15,259	5	15,027	5
Other	3,063	1	4,156	1
Total	$320,818	100	$322,898	100
The liability for the funded defined-benefit pension plans was $394 million at June 30, 2015 and $403 million at December 31, 2014. Cash contributions of $12 million were made to the qualified pension plans during the six months ended June 30, 2015. Torchmark expects to make cash contributions to these plans during 2015 in an amount not to exceed $20 million. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At June 30, 2015, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $78 million, compared with $74 million at year-end 2014. Since this plan is non-qualified, the values of the insurance policies and investments are recorded as other assets in the Condensed Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the non-qualified pension plan was $73 million at June 30, 2015 and $71 million at December 31, 2014.

Note D—Investments
Portfolio Composition:
A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at June 30, 2015 is as follows:
Portfolio Composition as of June 30, 2015

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$371,529	$449	$(17,422)	$354,556	3
States, municipalities, and political subdivisions	1,298,664	132,850	(2,151)	1,429,363	10
Foreign governments	23,037	1,425	(379)	24,083	—

Corporates, by sector:
Financial	2,675,863	314,572	(38,366)	2,952,069	21
Utilities	2,138,355	258,616	(27,006)	2,369,965	17
Energy	1,541,450	115,442	(46,261)	1,610,631	11
Other corporate sectors	4,514,626	360,704	(110,304)	4,765,026	34
Total corporates	10,870,294	1,049,334	(221,937)	11,697,691	83

Collateralized debt obligations	64,782	16,525	(7,639)	73,668	—
Other asset-backed securities	19,450	1,182	—	20,632	—

Redeemable preferred stocks, by sector:
Financial	450,496	48,332	(6,754)	492,074	4
Utilities	28,666	751	(22)	29,395	—
Total redeemable preferred stocks	479,162	49,083	(6,776)	521,469	4

Total fixed maturities	13,126,918	1,250,848	(256,304)	14,121,462	100
Equity securities	776	769	—	1,545
Total fixed maturities and equity securities	$13,127,694	$1,251,617	$(256,304)	$14,123,007

* At fair value

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at June 30, 2015 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$72,803	$73,790
Due from one to five years	533,791	592,958
Due from five to ten years	972,641	1,063,069
Due from ten to twenty years	3,827,375	4,267,617
Due after twenty years	7,633,945	8,027,399
Mortgage-backed and asset-backed securities	86,363	96,629
	$13,126,918	$14,121,462
Selected information about sales of fixed maturities is as follows.

For the Six Months Ended June 30,
	2015	2014
Proceeds from sales	$14,287	$28,194
Gross realized gains	82	16,286
Gross realized losses	(104)	(3)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:
The following table represents assets measured at fair value on a recurring basis.
Fair Value Measurements at June 30, 2015 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$354,556	$—	$354,556
States, municipalities, and political subdivisions	—	1,429,363	—	1,429,363
Foreign governments	—	24,083	—	24,083

Corporates, by sector:
Financial	—	2,883,531	68,538	2,952,069
Utilities	25,174	2,209,586	135,205	2,369,965
Energy	—	1,583,301	27,330	1,610,631
Other corporate sectors	—	4,474,070	290,956	4,765,026
Total corporates	25,174	11,150,488	522,029	11,697,691

Collateralized debt obligations	—	—	73,668	73,668
Other asset-backed securities	—	20,632	—	20,632

Redeemable preferred stocks, by sector:
Financial	15,226	476,848	—	492,074
Utilities	—	29,395	—	29,395
Total redeemable preferred stocks	15,226	506,243	—	521,469

Total fixed maturities	40,400	13,485,365	595,697	14,121,462
Equity securities	712	—	833	1,545
Total fixed maturities and equity securities	$41,112	$13,485,365	$596,530	$14,123,007
Percent of total	0.3%	95.5%	4.2%	100.0%

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	For the Six Months Ended June 30, 2015
	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2015	$63,232	$512,714	$833	$576,779
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	13,531	(8,426)	—	5,105
Acquisitions	—	19,400	—	19,400
Amortization	2,810	7	—	2,817
Other (2)	(5,905)	(1,666)	—	(7,571)
Transfers in and/or out of Level 3 (3)	—	—	—	—
Balance at June 30, 2015	$73,668	$522,029	$833	$596,530
Percent of total fixed maturity and equity securities	0.5%	3.7%	—%	4.2%

	For the Six Months Ended June 30, 2014
	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2014	$58,205	$300,300	$776	$359,281
Total gains or losses:
Included in realized gains/losses	15,924	1	—	15,925
Included in other comprehensive income	8,702	19,513	57	28,272
Acquisitions	—	90,680	—	90,680
Sales	(16,049)	(1)	—	(16,050)
Amortization	2,668	5	—	2,673
Other (2)	(3,231)	(1,165)	—	(4,396)
Transfers in and/or out of Level 3 (3)	—	—	—	—
Balance at June 30, 2014	$66,219	$409,333	$833	$476,385
Percent of total fixed maturity and equity securities	0.5%	2.9%	—%	3.4%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:

There were no other-than-temporary impairments during the six-month periods ended June 30, 2015 or 2014.

Unrealized Loss Analysis:

The following table discloses information about investments in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (Cusip numbers) held:
As of June 30, 2015	407	61	468
As of December 31, 2014	80	173	253
Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,580 issues at June 30, 2015 and 1,604 issues at December 31, 2014. The weighted average quality rating of all unrealized loss positions as of June 30, 2015 was BBB+. Although Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The following table discloses unrealized investment losses by class of investment at June 30, 2015 for the period of time in a loss position. Torchmark does not view these investments as other-than-temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At June 30, 2015

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$305,538	$(16,522)	$14,642	$(900)	$320,180	$(17,422)
States, municipalities and political subdivisions	79,844	(1,803)	1,687	(112)	81,531	(1,915)
Foreign governments	4,134	(379)	—	—	4,134	(379)
Corporates, by sector:
Financial	334,577	(17,515)	—	—	334,577	(17,515)
Utilities	498,821	(27,006)	—	—	498,821	(27,006)
Energy	372,105	(30,440)	59,712	(9,727)	431,817	(40,167)
Other corporate sectors	1,530,184	(96,962)	45,852	(7,340)	1,576,036	(104,302)
Total corporates	2,735,687	(171,923)	105,564	(17,067)	2,841,251	(188,990)
Redeemable preferred stocks, by sector:
Utilities	—	—	1,645	(22)	1,645	(22)
Total redeemable preferred stocks	—	—	1,645	(22)	1,645	(22)
Total investment grade	3,125,203	(190,627)	123,538	(18,101)	3,248,741	(208,728)
Below investment grade:
Bonds:
States, municipalities and political subdivisions	—	—	319	(236)	319	(236)
Corporates, by sector:
Financial	—	—	84,947	(20,851)	84,947	(20,851)
Energy	55,653	(6,094)	—	—	55,653	(6,094)
Other corporate sectors	15,889	(823)	57,213	(5,179)	73,102	(6,002)
Total corporates	71,542	(6,917)	142,160	(26,030)	213,702	(32,947)
Collateralized debt obligations	—	—	12,361	(7,639)	12,361	(7,639)
Redeemable preferred stocks, by sector:
Financial	—	—	55,582	(6,754)	55,582	(6,754)
Total redeemable preferred stocks	—	—	55,582	(6,754)	55,582	(6,754)
Total below investment grade	71,542	(6,917)	210,422	(40,659)	281,964	(47,576)
Total fixed maturities	3,196,745	(197,544)	333,960	(58,760)	3,530,705	(256,304)
Equity securities	—	—	—	—	—	—
Total fixed maturities and equity securities	$3,196,745	$(197,544)	$333,960	$(58,760)	$3,530,705	$(256,304)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2015 and 2014.
Components of Accumulated Other Comprehensive Income

	For the Three Months Ended June 30, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2015	$1,261,518	$(10,334)	$11,424	$(96,967)	$1,165,641
Other comprehensive income (loss) before reclassifications, net of tax	(609,544)	1,919	(3,071)	—	(610,696)
Reclassifications, net of tax	(2,001)	—	—	2,375	374
Other comprehensive income (loss)	(611,545)	1,919	(3,071)	2,375	(610,322)
Balance at June 30, 2015	$649,973	$(8,415)	$8,353	$(94,592)	$555,319

	For the Three Months Ended June 30, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2014	$653,086	$(9,476)	$24,128	$(61,680)	$606,058
Other comprehensive income (loss) before reclassifications, net of tax	281,810	(1,979)	1,996	297	282,124
Reclassifications, net of tax	(1,881)	—	—	1,673	(208)
Other comprehensive income (loss)	279,929	(1,979)	1,996	1,970	281,916
Balance at June 30, 2014	$933,015	$(11,455)	$26,124	$(59,710)	$887,974

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)
Components of Accumulated Other Comprehensive Income

	For the Six Months Ended June 30, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2015	$1,090,273	$(10,758)	$17,386	$(99,449)	$997,452
Other comprehensive income (loss) before reclassifications, net of tax	(437,135)	2,343	(9,033)	117	(443,708)
Reclassifications, net of tax	(3,165)	—	—	4,740	1,575
Other comprehensive income (loss)	(440,300)	2,343	(9,033)	4,857	(442,133)
Balance at June 30, 2015	$649,973	$(8,415)	$8,353	$(94,592)	$555,319

	For the Six Months Ended June 30, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2014	$256,196	$(6,728)	$24,866	$(63,353)	$210,981
Other comprehensive income (loss) before reclassifications, net of tax	690,949	(4,727)	1,258	297	687,777
Reclassifications, net of tax	(14,130)	—	—	3,346	(10,784)
Other comprehensive income (loss)	676,819	(4,727)	1,258	3,643	676,993
Balance at June 30, 2014	$933,015	$(11,455)	$26,124	$(59,710)	$887,974

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2015 and 2014.
Reclassification Adjustments

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statement of Operations
	2015	2014	2015	2014
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(1,479)	$(577)	$(1,598)	$(17,196)	Realized investment gains (losses)
Amortization of (discount) premium	(1,599)	(2,317)	(3,271)	(4,544)	Net investment income
Total before tax	(3,078)	(2,894)	(4,869)	(21,740)
Tax	1,077	1,013	1,704	7,610	Income Taxes
Total after tax	(2,001)	(1,881)	(3,165)	(14,130)
Pension adjustments:
Amortization of prior service cost	82	528	163	1,056	Other operating expenses
Amortization of actuarial gain (loss)	3,571	2,046	7,128	4,092	Other operating expenses
Total before tax	3,653	2,574	7,291	5,148
Tax	(1,278)	(901)	(2,551)	(1,802)	Income Taxes
Total after tax	2,375	1,673	4,740	3,346
Total reclassifications (after tax)	$374	$(208)	$1,575	$(10,784)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments
Torchmark is comprised of life insurance companies which primarily market individual life and supplemental health insurance products through niche distribution channels to middle income Americans. Torchmark’s core operations are insurance marketing and underwriting, and management of its investments. The insurance marketing and underwriting operation is segmented by the types of insurance products offered: life, health, Medicare Part D, and annuity. Premium income for Medicare Part D health insurance is included with the premium for other health products in the Condensed Consolidated Statements of Operations. Annuity revenue is classified as “Other premium.” Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations (claims incurred and change in reserves), commissions and other acquisition expenses from premium revenue. Torchmark further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent agencies, or captive agencies.
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

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows:

	Six Months Ended June 30,
	2015	2014
Benefit costs deferred	$47,335	$60,899
Government risk-sharing premium adjustment	(16,470)	(35,131)
Pre-tax addition to segment interim period income	$30,865	$25,768
After tax amount	$20,062	$16,749

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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

	Six Months Ended June 30,
	2015	2014	% Change
Premium per segment analysis:
Medicare Part D premium	$154,705	$167,990	(8)
Other health premium	461,082	434,533	6
Part D risk-sharing adjustment	16,470	35,131	(53)
Health premium per Condensed Consolidated Statements of Operations	$632,257	$637,654	(1)
During the first six months of 2014, Torchmark accrued for certain litigation cases in the net amount of $3.7 million ($2.4 million after tax) that were not directly related to its insurance operations. Additionally, Torchmark received $1.3 million ($853 thousand after tax) in settlement of litigation regarding investments. Also in the second quarter of 2014, the Company recorded $3.1 million in administrative settlements ($2.0 million after tax) related to benefits paid for deaths occurring in prior years where claims had not been filed. These administrative settlements were the result of the Company's program of matching policyholder information against the Social Security death master file and obtaining due proof of loss. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations in 2014. Torchmark removes these segment analysis amounts that do not relate to its core insurance operations.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its pretax income and each significant line item in its Condensed Consolidated Statements of Operations.

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the Six Months Ended June 30, 2015
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,033,380	$461,082	$154,705	$78			$16,470	(1)	$1,665,715
Net investment income					$386,419				386,419
Other income						$1,464	(104)	(3)	1,360
Total revenue	1,033,380	461,082	154,705	78	386,419	1,464	16,366		2,053,494
Expenses:
Policy benefits	687,065	299,227	130,764	19,799			47,335	(1)	1,184,190
Required interest on:
Policy reserves	(273,615)	(34,034)		(26,756)	334,405				—
Deferred acquisition costs	85,985	11,358	446	607	(98,396)				—
Amortization of acquisition costs	177,265	40,924	1,769	4,209					224,167
Commissions, premium taxes, and non-deferred acquisition costs	75,900	40,418	11,049	23			(104)	(3)	127,286
Insurance administrative expense (2)						94,063			94,063
Parent expense						4,485			4,485
Stock compensation expense						15,041			15,041
Interest expense					38,174				38,174
Total expenses	752,600	357,893	144,028	(2,118)	274,183	113,589	47,231		1,687,406
Subtotal	280,780	103,189	10,677	2,196	112,236	(112,125)	(30,865)		366,088
Nonoperating items							30,865	(1)	30,865
Measure of segment profitability (pretax)	$280,780	$103,189	$10,677	$2,196	$112,236	$(112,125)	$—		396,953
Deduct applicable income taxes									(129,909)
Segment profits after tax									267,044
Add back income taxes applicable to segment profitability									129,909
Add (deduct) realized investment gains (losses)									2,732
Deduct Part D adjustment (1)									(30,865)
Pretax income per Condensed Consolidated Statement of Operations									$368,820

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.

(2)	Administrative expense is not allocated to insurance segments.

(3)	Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations *

	For the Six Months Ended June 30, 2014
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$981,010	$434,533	$167,990	$222			$35,131	(1)	$1,618,886
Net investment income					$377,981				377,981
Other income						$1,266	(122)	(3)	1,144
Total revenue	981,010	434,533	167,990	222	377,981	1,266	35,009		1,998,011
Expenses:
Policy benefits	641,311	280,140	135,233	21,084			63,956	(1,5)	1,141,724
Required interest on:
Policy reserves	(262,328)	(31,758)		(27,616)	321,702				—
Deferred acquisition costs	83,633	11,223	354	764	(95,974)				—
Amortization of acquisition costs	167,991	36,072	1,377	3,854					209,294
Commissions, premium taxes, and non-deferred acquisition costs	69,068	39,611	12,815	26			(122)	(3)	121,398
Insurance administrative expense (2)						89,573	2,337	(4)	91,910
Parent expense						4,045			4,045
Stock compensation expense						17,401			17,401
Interest expense					38,086				38,086
Total expenses	699,675	335,288	149,779	(1,888)	263,814	111,019	66,171		1,623,858
Subtotal	281,335	99,245	18,211	2,110	114,167	(109,753)	(31,162)		374,153
Nonoperating items							31,162	(1,4,5)	31,162
Measure of segment profitability (pretax)	$281,335	$99,245	$18,211	$2,110	$114,167	$(109,753)	$—		405,315
Deduct applicable income taxes									(132,458)
Segment profits after tax									272,857
Add back income taxes applicable to segment profitability									132,458
Add (deduct) realized investment gains (losses)									17,196
Deduct Part D adjustment (1)									(25,768)
Deduct legal settlement expenses (4)									(2,337)
Deduct administrative settlements (5)									(3,057)
Pretax income from continuing operations per Condensed Consolidated Statement of Operations									$391,349

(1)	Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.

(2)	Administrative expense is not allocated to insurance segments.

(3)	Elimination of intersegment commission.

(4)	Legal settlement expenses.

(5)	Administrative settlements.

*	Retrospectively adjusted to give effect to the adoption of ASU 2014-01 as described in Note G-Adoption of New Accounting Standards.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.
Analysis of Profitability by Segment

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014*	Amount	%
Life	$280,780	$281,335	$(555)	—
Health	103,189	99,245	3,944	4
Medicare Part D	10,677	18,211	(7,534)	(41)
Annuity	2,196	2,110	86	4
Investment	112,236	114,167	(1,931)	(2)
Other and corporate:
Other income	1,464	1,266	198	16
Administrative expense	(94,063)	(89,573)	(4,490)	5
Corporate	(19,526)	(21,446)	1,920	(9)
Pretax total	396,953	405,315	(8,362)	(2)
Applicable taxes	(129,909)	(132,458)	2,549	(2)
Total	267,044	272,857	(5,813)	(2)
Reconciling items, net of tax:
Realized gains (losses) - Investments	1,776	11,177	(9,401)
Part D adjustment	(20,062)	(16,749)	(3,313)
Administrative settlements	—	(1,987)	1,987
Legal settlement expense	—	(1,519)	1,519
Net income	$248,758	$263,779	$(15,021)	(6)

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

The following table reflects a summary of the impact of the retrospectively adjusted balances on the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014.

Three Months Ended June 30, 2014
Income Statement	As previously reported	Adjustments	As adjusted
Net investment income	$182,877	$7,053	$189,930
Total revenue	983,983	7,053	991,036
Income before income taxes	186,758	7,053	193,811
Income taxes	(55,835)	(7,053)	(62,888)
Net income	130,923	—	130,923

Six Months Ended June 30, 2014
Income Statement	As previously reported	Adjustments	As adjusted
Net investment income	$363,877	$14,104	$377,981
Total revenue	2,001,103	14,104	2,015,207
Income before income taxes	377,245	14,104	391,349
Income taxes	(113,466)	(14,104)	(127,570)
Net income	263,779	—	263,779

Debt Issuance Costs: In April 2015, the FASB issued Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The guidance will require companies to change the presentation of debt issuance costs in the financial statements by presenting such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will still be reported as interest expense. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015 with early adoption permitted. Torchmark adopted this ASU upon issuance.

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
The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the six month periods ended June 30, 2015 and 2014. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.
A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2015 with the same period of 2014, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note F—Business Segments.
Highlights, comparing the first six months of 2015 with the first six months of 2014. Net income per diluted share decreased 2% to $1.94 from $1.97. Included in net income in 2015 were after-tax realized investment gains of $2 million ($.01 per share) compared with gains of $11 million or $.08 per share in 2014. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.
We use three statistical measures as indicators of future premium growth: “annualized premium in force,” “net sales,” and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue. Net sales is defined as annualized premium issued, net of cancellations in the first thirty days after issue, except for Globe Life Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Annualized premium issued is the gross premium that would be received during the policies’ first year in force, assuming that none of the policies lapsed or terminated. Although lapses and terminations will occur, we believe that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.
Total premium income rose 4% in 2015 to $1.6 billion. Total net sales rose 2% to $308 million. After removing the impact of sales of Medicare Part D, net sales rose 10% to $276 million. First-year collected premium was $297 million for the 2015 period, compared with $226 million for the 2014 period. Excluding Part D, there was a 24% increase in first-year collected premium.
Life insurance premium income grew 5% to $1 billion. Life net sales increased 11% to $212 million. First-year collected life premium gained 13% to $150 million. Life underwriting margins were down to 27% from 29% of premium, as a result of increased Globe Life Direct Response policy obligations and additional costs of supporting certain distribution channels. Underwriting income remained steady at $281 million for the first six months of 2015 and 2014.
Health insurance premium income, excluding Medicare Part D premium, increased 6% to $461 million. Health net sales rose 5% to $64 million for the six month period, as a result of a 12% increase in limited-benefit sales. First-year collected health premium rose 52% to $78 million, due to strong increases in limited-benefit and Medicare Supplement. Health margins declined to 22% with underwriting income increasing to $103 million for the first six months of 2015 compared with $99 million for the same period in 2014.
In the manner we view our Medicare Part D prescription drug business as described in Note F—Business Segments, policyholder premium was $155 million in 2015 compared with $168 million in 2014, a decrease of 8%, primarily resulting from a decline in auto-enrollees, partially offset by increases in voluntary individual and group sales.

As explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $20 million after-tax charge to earnings in 2015 ($.16 per share) and a $17 million charge in 2014 ($.12 per share). We expect the benefit ratios for interim periods in 2015 to be approximately the same as our expected 2015 full year benefit ratio. There will be no difference in our segment versus financial statement reporting by year end 2015, as it relates to Medicare Part D.
Excess investment income is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs”. Excess investment income per diluted share increased 4% in 2015 to $0.88 from $0.85, while the dollar amount of excess investment income decreased 2% to $112 million. The increase in per share excess investment income in relation to the decrease in dollar amount resulted from share purchases over the past twelve months, as discussed later in this report. Net investment income rose $8 million or 2% to $386 million, slightly below the 3% growth in our average investment portfolio at amortized cost. The average effective yield on the fixed-maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.86% in the 2015 period from 5.92% in the prior period, as the impact of the low-interest-rate environment on average yield continues. Required interest rose 5% or $10 million to $236 million while average net policy liabilities grew 4%. Financing costs were $38 million in both periods. Please refer to the discussion under Capital Resources for more information on debt and interest expense.
In the first six months of 2015, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.59%, compared with 5.00% in the same period of 2014. The portfolio had an average rating of A-, the same as of the previous year end. Approximately 96% of the portfolio at amortized cost was investment grade at June 30, 2015. Cash and short-term investments were $92 million at that date, compared with $82 million at December 31, 2014.
The net unrealized gain position in our fixed-maturity portfolio declined from $1.7 billion at December 31, 2014 to $995 million during the first six months of 2015, largely due to an increase in market interest rates during 2015. The fixed-maturity portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposure to European Sovereign debt consisting of $6 million and $1 million in German and French government bonds, respectively, at June 30, 2015. We have no direct exposure to Greek sovereign debt and we have no exposure to companies that do business primarily in Greece.
We have an on-going share repurchase program which began in 1986 which is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 5, 2015. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the six-month periods ended June 30, 2015 and 2014.

Analysis of Share Purchases
(Amounts in thousands, except per share amounts)

	For the Six Months Ended June 30,
	2015			2014
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	3,209	$176,337	$54.96	3,682	$190,104	$51.63
Option exercise proceeds	640	35,230	55.04	910	48,209	53.01
Total	3,849	$211,567	$54.97	4,592	$238,313	$51.90
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.
A detailed discussion of our operations by component segment follows.

Life insurance, comparing the first six months of 2015 with the first six months of 2014. Life insurance is our predominant segment, representing 63% of premium income and 71% of insurance underwriting margin in the first six months of 2015. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 5% to $1 billion. The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$409,047	40	$376,221	38	$32,826	9
Globe Life Direct Response	375,891	36	354,710	36	21,181	6
Liberty National Exclusive Agency	136,058	13	137,048	14	(990)	(1)
Other Agencies	112,384	11	113,031	12	(647)	(1)
Total Life Premium	$1,033,380	100	$981,010	100	$52,370	5
Net sales, defined earlier in this report as an indicator of new business production, grew 11% to $212 million. An analysis of life net sales by distribution channel is presented below.

Life Insurance Net Sales (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$97,356	46	$82,753	44	$14,603	18
Globe Life Direct Response	89,443	42	84,857	45	4,586	5
Liberty National Exclusive Agency	17,821	9	16,112	8	1,709	11
Other Agencies	7,179	3	6,570	3	609	9
Total Life Net Sales	$211,799	100	$190,292	100	$21,507	11
First-year collected life premium, defined earlier in this report, was $150 million in the 2015 period, rising 13%. First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$76,028	51	$64,670	48	$11,358	18
Globe Life Direct Response	54,266	36	50,822	38	3,444	7
Liberty National Exclusive Agency	13,696	9	12,769	10	927	7
Other Agencies	5,993	4	4,904	4	1,089	22
Total	$149,983	100	$133,165	100	$16,818	13

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help ensure sustainable growth. The life business of this agency is Torchmark’s highest-margin life business and it is the largest contributor to life premium of any distribution channel at 40% of Torchmark’s total. This group produced premium income of $409 million, an increase of 9%. First-year collected premium was $76 million, an increase of 18%. Net sales increased 18% to $97 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income Agency's average agent count rose 17% to 6,460 for the six months ended June 30, 2015 compared with 5,521 for the same period in 2014. The average agent count is based on the actual count at the end of each week during the period. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency continues to provide more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibility.
The Globe Life Direct Response Unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Globe Life Direct Response channel’s growth has been fueled by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to the inbound call center. We continually introduce new initiatives in this unit in an attempt to increase response rates.
While the juvenile market is an important source of sales, it also is a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a Globe Life Direct Response solicitation for life coverage on themselves than is the general adult population. Also, both juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.
Globe Life Direct Response’s life premium income rose 6% to $376 million, representing 36% of Torchmark’s total life premium in the first six months of 2015. Net sales of $89 million for this group increased 5%. First-year collected premium increased 7% to $54 million.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $136 million in the 2015 period, a 1% decline from $137 million in the 2014 period. First-year collected premium increased 7% to $14 million.
Net sales for the Liberty National Agency increased 11% to $18 million. The Liberty average agent count increased 4% to 1,507 for the six months ended June 30, 2015 compared with 1,446 for the same period in 2014. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies contributed $112 million of life premium income, or 11% of Torchmark’s total in the first six months of 2015, but contributed only 3% of net sales for the period.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,033,380	100	$981,010	100	$52,370	5
Net policy obligations	413,450	40	378,983	38	34,467	9
Commissions and acquisition expense	339,150	33	320,692	33	18,458	6
Insurance underwriting income before other income and administrative expense	$280,780	27	$281,335	29	$(555)	—
Life insurance underwriting income before insurance administrative expense was $281 million in the first six months of 2015 and 2014. As a percentage of premium, underwriting margins declined to 27% from 29%. The decrease in underwriting margin as a percentage of premium was due to higher than expected Globe Life Direct Response policy obligations and to increases in non-deferred acquisition costs in the Globe Life Direct Response and American Income units. Non-deferred acquisition expense increased primarily as a result of additional investments made to support our distribution channels which are expected to result in increased sales and premium income in future periods. The higher than expected claims in the Globe Life Response Unit primarily relate to policies issued since 2011 where additional prescription information was used in the underwriting process for certain policies in order to improve the overall mortality of the policies written. To date, improvements in the actual mortality on such policies has been less than expected, causing an increase in our net policy obligations.
Health insurance, comparing the first six months of 2015 with the first six months of 2014. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, cancer coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans. Our Medicare Part D health business will be discussed under another caption.
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

Health premium increased 6% to $461 million in the 2015 period. Medicare Supplement premium increased 10% to $232 million, while other limited-benefit health premium increased 3% to $229 million.
Health net sales increased 5% to $64 million. Medicare Supplement net sales decreased 5% to $24 million in 2015. A decrease in 2015 Medicare Supplement net sales was expected due to the unusually high level of group sales in 2014. Group sales tend to vary significantly from period to period. Limited-benefit net sales increased 12% to $39 million. Health first-year collected premium rose 52% to $78 million. First year Medicare Supplement premium more than doubled as a result of an increase in the UA independent agency individual sales and the 2014 group sales noted above. Group premium can fluctuate widely due to the impact of turnover of large groups that can occur from time to time.

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$8,378		$10,576		$(2,198)	(21)
Medicare Supplement	162,499		143,359		19,140	13
	170,877	37	153,935	36	16,942	11
Liberty National Exclusive Agency
Limited-benefit plans	72,134		72,761		(627)	(1)
Medicare Supplement	34,536		41,541		(7,005)	(17)
	106,670	23	114,302	26	(7,632)	(7)
Family Heritage Agency
Limited-benefit plans	108,429		100,262		8,167	8
Medicare Supplement	—		—		—	—
	108,429	23	100,262	23	8,167	8
American Income Exclusive Agency
Limited-benefit plans	39,549		38,678		871	2
Medicare Supplement	204		250		(46)	(18)
	39,753	9	38,928	9	825	2
Direct Response
Limited-benefit plans	505		390		115	29
Medicare Supplement	34,848		26,716		8,132	30
	35,353	8	27,106	6	8,247	30
Total Health Premium
Limited-benefit plans	228,995	50	222,667	51	6,328	3
Medicare Supplement	232,087	50	211,866	49	20,221	10
Total	$461,082	100	$434,533	100	$26,549	6

Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$395		$458		$(63)	(14)
Medicare Supplement	21,648		22,612		(964)	(4)
	22,043	35	23,070	38	(1,027)	(4)
Liberty National Exclusive Agency
Limited-benefit plans	8,474		7,916		558	7
Medicare Supplement	40		133		(93)	(70)
	8,514	13	8,049	13	465	6
Family Heritage Agency
Limited-benefit plans	25,077		22,744		2,333	10
Medicare Supplement	—		—		—	—
	25,077	39	22,744	37	2,333	10
American Income Exclusive Agency
Limited-benefit plans	5,490		3,997		1,493	37
Medicare Supplement	—		—		—	—
	5,490	9	3,997	7	1,493	37
Direct Response
Limited-benefit plans	—		4		(4)	(100)
Medicare Supplement	2,633		2,907		(274)	(9)
	2,633	4	2,911	5	(278)	(10)
Total Net Sales
Limited-benefit plans	39,436	62	35,119	58	4,317	12
Medicare Supplement	24,321	38	25,652	42	(1,331)	(5)
Total	$63,757	100	60,771	100	$2,986	5

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$339		$353		$(14)	(4)
Medicare Supplement	35,303		20,757		14,546	70
	35,642	46	21,110	41	14,532	69
Liberty National Exclusive Agency
Limited-benefit plans	7,344		6,352		992	16
Medicare Supplement	110		155		(45)	(29)
	7,454	9	6,507	13	947	15
Family Heritage Agency
Limited-benefit plans	19,286		17,723		1,563	9
Medicare Supplement	—		—		—	—
	19,286	25	17,723	34	1,563	9
American Income Exclusive Agency
Limited-benefit plans	5,437		4,143		1,294	31
Medicare Supplement	—		—		—	—
	5,437	7	4,143	8	1,294	31
Direct Response
Limited-benefit plans	1		136		(135)	(99)
Medicare Supplement	10,323		1,867		8,456	453
	10,324	13	2,003	4	8,321	415
Total First-Year Collected Premium
Limited-benefit plans	32,407	41	28,707	56	3,700	13
Medicare Supplement	45,736	59	22,779	44	22,957	101
Total	$78,143	100	$51,486	100	$26,657	52

A discussion of health operations by distribution channel follows:
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $171 million, representing 37% of Torchmark’s total health premium. Net sales were $22 million, or 35% of Torchmark’s health sales. This agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $162 million. The UA Independent Agency represents approximately 70% of all Torchmark Medicare Supplement premium and 89% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 13%, while total health premium increased 11%. Net sales of the Medicare Supplement product decreased 4% in 2015; individual sales were up 27%, but group sales declined 41%. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and continuing incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $25 million in net sales in the six months of 2015, compared with $23 million for the same period in 2014, an increase of 10%. Health premium income was $108 million for the six month period of 2015, representing 23% of Torchmark’s health premium. This compared with $100 million or 23% of health premium in the prior year period. The average agent count was 872 for the six months ended June 30, 2015, compared with 708 for the same period in 2014.
The Liberty National Exclusive Agency represented 23% of all Torchmark health premium income at $107 million in the six months of 2015. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2015, health premium income in the Agency declined 7% from prior year premium of $114 million. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium in the 2015 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $35 million of Medicare Supplement net sales in 2015 compared with $27 million in 2014.

The following table presents underwriting margin data for health insurance.
Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$461,082	100	$434,533	100	$26,549	6
Net policy obligations	265,193	58	248,382	57	16,811	7
Commissions and acquisition expense	92,700	20	86,906	20	5,794	7
Insurance underwriting income before other income and administrative expense	$103,189	22	$99,245	23	$3,944	4
Underwriting income for health insurance increased 4% to $103 million in 2015. As a percentage of health premium, underwriting margins were down slightly to 22% due to increased benefit ratios in the Direct Response and UA channels.
Medicare Part D, comparing the first six months of 2015 with the first six months of 2014. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is provided through United American (which includes its wholly-owned subsidiary, First United American). The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries which is regulated and partially funded by the Center for Medicare and Medicaid Services (CMS) for participating private insurers. Individual Part D products are primarily sold online through the CMS Medicare Plan Finder website, with additional sales by the company through targeted direct response mailings. The group Part D products are sold through brokers affiliated with United American (referred to as our UA Independent Agency). As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 85% for the entire 2015 contract year. This ratio was 83% for the full year 2014. We describe the differences between the segment analysis and the GAAP operating results in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results.These reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2014.

Medicare Part D
Selected Financial Information
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Premium (1)	$154,705	$167,990	$(13,285)	(8)
Net Sales (2)	32,461	51,612	(19,151)	(37)
First-Year Collected Premium (3)	69,180	41,334	27,846	67

(1)
Consistent with the Medicare Part D contract, total Medicare Part D premium excludes the risk-sharing premiums receivable from the CMS of $16.5 million in 2015 and $35.1 million in 2014. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis.

(2)	Net sales for Medicare Part D represents only new first-time enrollees.

(3)	First-year collected premium for Medicare Part D represents only premium collected within the first twelve months from new first-time enrollees.
Medicare Part D premium was $155 million in 2015, compared with $168 million in 2014, after removal of the risk-sharing adjustment in both periods. Medicare Part D premium decreased $13 million and net sales decreased by $19 million. The decreases were due to a significant reduction in Part D auto-enrollees partially offset by increases in voluntary individual and group sales. As noted in the discussion of the health segment, group sales and premium can fluctuate significantly.
Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D results in accordance with GAAP are presented in the charts in Note F—Business Segments.
Medicare Part D
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$154,705	100	$167,990	100	$(13,285)	(8)
Net policy obligations	130,764	85	135,233	80	(4,469)	(3)
Commissions and acquisition expense	13,264	8	14,546	9	(1,282)	(9)
Insurance underwriting income before other income and administrative expense	$10,677	7	$18,211	11	$(7,534)	(41)

Premiums decreased 8% in 2015 while margins decreased 41% to $11 million. The decrease in margins was primarily due to net policy obligations of 85% in 2015 compared with 80% in 2014. At the time of second quarter 2014 reporting, the impact of higher costs and utilization of newly-approved Hepatitis-C drugs was not yet known and thus was not reflected in the loss ratio for that quarter. However, claims related to these drugs were the primary cause of the increase in the obligation ratio from 80% to 83% that occurred over the remainder of 2014. Pricing was adjusted for the 2015 plans, but increasing utilization trends across a broader range of drugs is expected to result in obligations of approximately 85% in 2015.
Since the Medicare Part D plan is a government-sponsored program, regulatory changes could further alter the outlook for this market.
Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first six months of 2015 with the first six months of 2014. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2015		2014
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$44,944	2.7	$41,804	2.6
Other employee costs	16,016	0.9	14,585	0.9
Other administrative costs	29,399	1.8	28,067	1.7
Legal expense	3,704	0.2	5,117	0.3
Total insurance administrative expenses	94,063	5.6	89,573	5.5

Parent company expense	4,485		4,045
Stock compensation expense	15,041		17,401
Legal settlement expense	—		2,337
Total operating expenses, per Condensed Consolidated Statements of Operations	$113,589		$113,356

Insurance administrative expenses:
Increase (decrease) over prior year	5.0%		1.7%
Total operating expenses:
Increase (decrease) over prior year	0.2%		5.3%
Insurance administrative expenses were up 5.0% in 2015 when compared with the prior year period. As a percentage of total premium, insurance administrative expenses increased from 5.5% in 2014 to 5.6% in 2015. Total operating expenses increased slightly. The primary reasons for the increase in administrative expenses are higher pension and information technology costs. The decline in stock compensation expense is primarily due to lower expense associated with restricted stock awards. As described in Note F—Business Segments in the Condensed Consolidated Financial Statements, we recorded legal accruals involving non-insurance matters, partially offset by proceeds for investment litigation. Litigation not related to our direct insurance operations is not considered an insurance administrative expense by Torchmark management and is removed from its analysis of core insurance operations in its segment reporting.
Investments (excess investment income), comparing the first six months of 2015 with the first six months of 2014. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note F—Business Segments in the Notes to the Condensed Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.3 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per share of $14.61) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.
The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.
Excess Investment Income
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Net investment income	$386,419	$377,981	$8,438	2
Required interest on net insurance policy liabilities	(236,009)	(225,728)	(10,281)	5
Financing costs:
Interest on funded debt	(35,577)	(35,528)	(49)	—
Interest on short-term debt	(2,597)	(2,558)	(39)	2
Total financing costs	(38,174)	(38,086)	(88)	—
Excess investment income	$112,236	$114,167	$(1,931)	(2)
Excess investment income per diluted share (1)	$0.88	$0.85	$0.03	4

Average invested assets (at amortized cost)	$13,588,446	$13,197,905	$390,541	3
Average net insurance policy liabilities (2)	8,474,086	8,138,684	335,402	4
Average debt and preferred securities (at amortized cost)	1,347,761	1,281,317	66,444	5

(1) All share and per share information has been adjusted to reflect the three-for-two stock split that was effective July 1, 2014.
(2) Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2015 period decreased 2% to $112 million. On a per share basis, excess investment income increased 4% as a result of our share repurchases over the past 12 months. Excess investment income has been negatively impacted during recent years by low interest rates and the turnover of higher yielding assets in the portfolio. This turnover has moderated during recent periods.
Net investment income rose $8 million or 2% in 2015, while average invested assets (with fixed maturities at amortized cost) rose 3% year over year. The effective annual yield on the fixed maturity portfolio was 5.86% in the first six months of 2015, compared with 5.92% a year earlier. The reduction in the average portfolio yield rate was primarily a result of reinvesting proceeds from bonds that were called or matured in 2015 at yield rates less than the rates we earned on the bonds before they were called or matured. We currently expect that the average turnover of fixed maturity assets during the next five years will not exceed 1% to 3% of the portfolio and that this turnover will not have a material negative impact on investment income.
Net investment income has also been negatively affected in 2015 by the CMS requirement for us to cover Medicare Part D claim costs in the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. Part D claims were significantly higher than expected in 2014. We incurred extensive upfront costs in 2014 that will not be reimbursed by CMS until late 2015, and expect to front additional significant costs in 2015 that will not be reimbursed until late 2016. We also experience delays from the time certain claims are paid until related drug rebates are received from various pharmaceutical companies. These delays cause a decrease in investable cash flows that result in lower investment income than would have been earned absent the delays. Due to these delays, our net investment income was reduced by approximately $2 million in the first six months of 2015 and we expect net investment income to be reduced by approximately $4 million for the remainder of 2015 .
Should interest rates rise, especially long-term rates, Torchmark would benefit due to higher net investment income on new purchases. We could withstand an increase in interest rates of approximately 50 to 75 basis points before the net unrealized gains on our fixed maturity portfolio as of June 30, 2015 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest-rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.
Required interest on net insurance policy liabilities reduces net investment income as it is the amount of net investment income considered by management necessary to “fund” the required interest included in the insurance segments. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note F-Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.
Required interest on net insurance policy liabilities increased $10 million or 5% to $236 million. The increase in required interest correlated somewhat with the 4% growth in average net interest-bearing insurance policy liabilities.
Financing costs on our debt remained unchanged at $38 million. More information concerning debt can be found in the Capital Resources section of this report.
Investments (acquisitions), comparing the first six months of 2015 with the first six months of 2014. Torchmark’s investment policy calls for investing in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cost of acquisitions:
Investment-grade corporate securities	$501,996	$318,806
Other	39,879	6,768
Total fixed-maturity acquisitions	$541,875	$325,574
Effective annual yield *	4.59%	5.00%
Average life, in years to:
Next call	28.4	23.0
Maturity	29.6	23.2
Average rating	BBB+	BBB

* One-year compounded yield on a tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.
Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2015 was as follows:
Invested Assets At June 30, 2015
(Dollar amounts in thousands)

	Amount	% of Total
Fixed maturities(at amortized cost)	$13,126,918	96
Equities (at cost)	776	—
Policy loans	479,953	4
Other long-term investments	11,039	—
Short-term investments	28,695	—
Total	$13,647,381	100
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

Fixed Maturities. The following table summarizes certain information about the major corporate sectors and security types held in our fixed-maturity portfolio at June 30, 2015.
Fixed Maturities by Sector
(Dollar amounts in thousands)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates:
Financial - life/health/P&C insurance	$1,881,753	$226,645	$(21,509)	$2,086,889	14	15
Financial - bank	629,911	69,315	(7,751)	691,475	5	5
Financial - other	614,695	66,944	(15,860)	665,779	5	5
Subtotal financial	3,126,359	362,904	(45,120)	3,444,143	24	25
Utilities	2,167,021	259,367	(27,028)	2,399,360	16	17
Energy	1,541,450	115,442	(46,261)	1,610,631	12	11
Basic materials	1,041,942	53,357	(26,006)	1,069,293	9	8
Consumer, non-cyclical	994,323	89,198	(28,060)	1,055,461	8	7
Transportation	552,428	54,390	(17,791)	589,027	4	4
Communications	543,716	48,481	(11,330)	580,867	4	4
Consumer, cyclical	423,445	35,717	(2,634)	456,528	3	3
Other industrials	958,772	79,561	(24,483)	1,013,850	7	7
Total corporates	11,349,456	1,098,417	(228,713)	12,219,160	87	86

Other fixed maturities:
Government (US, municipal, and foreign)	1,691,099	134,524	(19,950)	1,805,673	13	14
Collateralized debt obligations	64,782	16,525	(7,639)	73,668	0	0
Other asset-backed securities	16,425	1,085	0	17,510	0	0
Mortgage-backed securities*	5,156	297	(2)	5,451	0	0
Total fixed maturities	$13,126,918	$1,250,848	$(256,304)	$14,121,462	100	100
* Includes GNMA's
At June 30, 2015, fixed maturities had a fair value of $14.1 billion, compared with $14.5 billion at December 31, 2014. The net unrealized gain position in the fixed-maturity portfolio decreased from $1.7 billion at December 31, 2014 to $995 million at June 30, 2015, as a result of an increase in market interest rates. The June 30, 2015 net unrealized gain consisted of gross unrealized gains of $1.3 billion offset by $256 million of gross unrealized losses, compared with the December 31, 2014 net unrealized gain which consisted of a gross unrealized gain of $1.7 billion and a gross unrealized loss of $79 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 87% of amortized cost and 86% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government, U.S. municipalities, and foreign governments. The Company holds insignificant amounts in collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2015, the financial, utility, and energy sectors represented approximately 24%, 16%, and 12%, respectively, of fixed maturities at amortized cost and 25%, 17%, and 11%, respectively, of fixed maturities at fair value. Otherwise, no single sector represented more than 10% of the corporate fixed maturity portfolio at either amortized cost or fair value. The total fixed maturity portfolio consists of 564 issuers, with 206 issuers within the financial, utility, and energy sectors.

The fair value of the fixed maturity portfolio decreased $675 million, or approximately 5%, from December 31, 2014 as a result of the increase in interest rates during the first six months of 2015. The financial, utility, and energy sectors experienced declines of $141 million, $143 million, and $83 million, respectively, in net unrealized gains from December 31, 2014 to June 30, 2015. The fair values of the financial, utility, and energy sectors declined approximately 4%, 6%, and 5%, respectively, corresponding to the overall 5% decline in fair value of the entire portfolio for the period.

    We have carefully reviewed each of our investments in the energy sector and believe that the companies we have invested in have the ability to withstand lower oil prices for an extended period of time. While there may be some downgrades in ratings in this sector, we think the risk of realized losses in the foreseeable future is minimal.
An analysis of the fixed-maturity portfolio at June 30, 2015 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$686,140	5	$694,942	5
AA	1,358,855	10	1,496,896	11
A	4,004,230	31	4,468,854	32
BBB+	2,489,117	19	2,687,255	19
BBB	3,008,886	23	3,179,030	22
BBB-	999,688	8	1,032,882	7
Investment grade	12,546,916	96	13,559,859	96
Below investment grade:
BB	352,684	2	341,101	2
B	125,117	1	104,163	1
Below B	102,201	1	116,339	1
Below investment grade	580,002	4	561,603	4
	$13,126,918	100	$14,121,462	100
Of the $13.1 billion of fixed maturities at amortized cost as of June 30, 2015, $12.5 billion or 96% were investment grade with an average rating of A-. Below-investment-grade bonds were $580 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 16% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of June 30, 2015. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2014.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first six months of 2015 is as follows:
(Dollar amounts in thousands)

Balance as of December 31, 2014	$560,890
Downgrades by rating agencies	46,077
Upgrades by rating agencies	(23,329)
Disposals	(5,904)
Amortization and other	2,268
Balance as of June 30, 2015	$580,002

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposure to European Sovereign debt consisting of $6 million and $1 million in German and French government bonds, respectively. We have no direct exposure to Greek sovereign debt and we have no exposure to companies that do business primarily in Greece.

Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	June 30, 2015	December 31, 2014	June 30, 2014
Average annual effective yield (1)	5.83%	5.89%	5.91%
Average life, in years, to:
Next call (2)	18.0	17.8	18.1
Maturity (2)	20.6	20.5	21.1
Effective duration to:
Next call (2), (3)	10.6	10.9	10.8
Maturity (2), (3)	11.7	12.0	12.0

(1)	Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

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
Realized Gains and Losses, comparing the first six months of 2015 with the first six months of 2014. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.
    The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2015		2014
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(14)	$—	$10,975	$0.08
Investments called or tendered	1,053	0.01	202	—
Other	737	—	0	—
Total	$1,776	$0.01	$11,177	$0.08

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
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first six months of 2015, the Parent Company received $186 million of cash dividends from subsidiaries, compared with $193 million in 2014. For the full year 2015, cash dividends from subsidiaries are expected to total approximately $466 million.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At June 30, 2015, the Parent Company had $168 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”
Short-term borrowings. We have a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. Up to $250 million in letters of credit can be issued against the new facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility terminates in July, 2019 and has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of June 30, 2015, we were in full compliance with these covenants.
Included in short-term debt is the commercial paper outstanding, noted above, as well as the current maturity of long-term debt. At June 30, 2015, we had $292.7 million par value of our 6 3/8% Senior note due in June 15, 2016 classified as short-term debt.

The following table presents certain information about our commercial paper borrowings.
Short-term Borrowings - Credit Facility
(Dollar amounts in thousands)

	At
	June 30, 2015	December 31, 2014	June 30, 2014
Balance of commercial paper at end of period (par value)	$387,500	$238,450	$275,000
Annualized interest rate	0.37%	0.32%	0.24%
Letters of credit outstanding	$198,000	$198,000	$198,000
Remaining amount available under credit line (1)	$164,500	$313,550	$127,000
(1) The facility was increased from $600 million to $750 million in July 2014.

	For the Six Months Ended June 30,
	2015	2014
Average balance of commercial paper outstanding during period (par value)	$331,475	$290,139
Daily-weighted average interest rate (annualized)	0.38%	0.23%
Maximum daily amount outstanding during period (par value)	$442,500	$335,000
Our balance of commercial paper outstanding at June 30, 2015 was $387 million compared with $238 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the six-month periods ended June 30, 2015 and 2014.
In summary, Torchmark expects to have readily available funds for the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Parent Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing.
Consolidated liquidity. Consolidated net cash inflows from operations were $454 million in the first six months of 2015, compared with $419 million in the same period of 2014. Our companies received $75 million in investment calls and tenders and $139 million in scheduled maturities or repayments during the 2015 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short term investments were $92 million at June 30, 2015, compared with $82 million at December 31, 2014. In addition to these liquid assets, the entire $14.1 billion (fair value at June 30, 2015) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed-income and equity securities are publicly traded. We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
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
During the third quarter of 2014, Standard and Poor’s (S&P’s) revised their outlook on Torchmark to negative. This revised outlook was due to a change in S&P’s view of certain components of Torchmark’s insurance subsidiaries'

existing capital position, rather than a change in the capital position itself. There has not been any significant change recently in the level or components of Torchmark’s capital position. To the extent we modify our insurance subsidiaries' capital position to address S&P's actions, we do not expect any significant change in our share repurchase program or our financial results in future periods.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above and current maturities of funded debt), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $743 million at June 30, 2015 and $992 million at December 31, 2014. An analysis of long-term debt issues outstanding is as follows at June 30, 2015.
Long Term Debt at June 30, 2015
(Dollar amounts in millions)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Senior Notes	2019	9.250		$292.7	$290.8	$363.3
Senior Notes (1)	2022	3.800		150.0	147.8	153.1
Notes	2023	7.875		165.6	163.8	206.0
Junior Subordinated Debentures	2052	5.875		125.0	120.9	126.4
Junior Subordinated Debentures	2036	3.586	(2)	20.0	20.0	20.0
Total long-term debt				$753.3	$743.3	$868.8

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

(2)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
Torchmark has a 6.375% Senior note that matures on June 15, 2016 with a par value and book value of $292.7 million and $290.8 million, respectively. Because this issue matures within one year, it has been reclassified to be included in short term debt.
As previously noted under the caption Highlights in this report, we acquired 3.2 million of our outstanding common shares under our share repurchase program during the first six months of 2015. These shares were acquired at a cost of $176 million (average of $54.96 per share), compared with purchases of 3.7 million shares at a cost of $190 million in the first six months of 2014.
On May 21, 2015, the Company announced that it has declared a quarterly dividend of $.135 per share to be paid on July 31, 2015.
Shareholders’ equity was $4.3 billion at June 30, 2015. This compares with $4.7 billion at December 31, 2014 and $4.5 billion at June 30, 2014. During the six months since December 31, 2014, shareholders’ equity was decreased by $436 million of after-tax unrealized losses in the fixed-maturity portfolio, as interest rates have increased over the period. In addition, share purchases of $176 million noted above during the period reduced shareholders’ equity. These decreases to shareholders' equity were offset by net income of $249 million.
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
Selected Financial Data

	At
	June 30, 2015		December 31, 2014		June 30, 2014
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities (millions)	$14,121	$995	$14,493	$1,669	$14,128	$1,429
Deferred acquisition costs (millions) (2)	3,551	(13)	3,472	(16)	3,398	(18)
Total assets (millions)	20,021	982	20,215	1,653	19,652	1,411
Short-term debt (millions)	637	—	238	—	275	—
Long-term debt (millions)	743	—	992	—	991	—
Shareholders’ equity (millions)	4,306	638	4,697	1,074	4,509	917

Book value per diluted share	33.94	5.03	36.19	8.28	33.93	6.91
Debt to capitalization (3)	24.3%	(3.1)%	20.8%	(4.6)%	21.9%	(4.1)%

Diluted shares outstanding (thousands)	126,878		129,812		132,897
Actual shares outstanding (thousands)	125,242		127,930		131,032

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.

(2)	Includes the value of insurance purchased.

(3)
Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.7 times in the 2015 six months, compared with 11.3 times in the 2014 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

Unadopted Accounting Policies
Consolidation: The FASB issued Accounting Standards Update No. 2015-02 Consolidation: Amendments to the Consolidation Analysis (ASU 2015-02), to amend the consolidation requirements in ASC 810. The amendments could potentially affect the consolidations concerning certain of Torchmark's limited partnerships and related parties. ASU 2015-02 will be effective for Torchmark beginning in calendar year 2016. The Company is currently evaluating this new guidance, but does not expect a material impact on the consolidated financial statements.
Short-Duration Contracts: The FASB issued Accounting Standards Update No. 2015-09 Financial Services-Insurance: Disclosures about Short-Duration Contracts (ASU 2015-09), requiring companies to disclose additional information with regards to its short-duration insurance contracts. Torchmark's disclosures under ASU 2015-09 will be effective for Torchmark beginning in calendar year 2016. These new disclosures are intended to provide additional insight into an insurance entity’s ability to underwrite claims. This guidance consists only of new disclosures and will not impact Torchmark’s financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2015.
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
As of the end of the fiscal quarter completed June 30, 2015, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
As of the date of this Form 10-Q for the quarter ended June 30, 2015, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

On February 10, 2015, litigation was filed against Torchmark subsidiary, Globe Life And Accident Insurance Company in Oklahoma County, Oklahoma District Court (Proctor v. Globe Life And Accident Insurance Company, Case No. CJ-2015-838) asserting claims for breach of the implied covenants of good faith and fair dealing and for false representation, deceit and conversion in connection with Globe’s denial of plaintiff’s claim on a life insurance policy for non-payment of premium. Plaintiff, who had alleged that Globe had improperly retained 12 monthly premium payments on a policy that was treated as lapsed or not returned to in-force status, seeks actual and punitive damages, prejudgment interest, attorney fees, costs and other relief. Plaintiff subsequently amended his complaint to add allegations of conversion and civil theft on behalf of a purported class of Globe’s U.S. policyholders who had paid premiums retained by Globe when their policies were lapsed and not reinstated at the time of the premium payments. Globe removed the case to the U.S. District Court for the Western District of Oklahoma (Case No. 15-CV-0070-M) on July 10, 2015 and filed a Motion to Dismiss on July 17, 2015. The Court has not yet ruled on such motion.

Item 1A. Risk Factors
Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	543,349	$55.78	543,349
May 1-31, 2015	582,222	56.94	582,222
June 1-30, 2015	644,454	58.17	644,454
At its August 5, 2015 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended June 30, 2015

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 7, 2015	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 7, 2015	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 7, 2015	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer