Form 10-Q/A
period 2015-06-30
TORCHMARK CORP
filed 2015-08-10
CIK 320335

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

Large accelerated filer	☒	Accelerated filer	¬

Non-accelerated filer	¬ (Do not check if a smaller reporting company)	Smaller reporting company	¬
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 29, 2015
Common Stock, $1.00 Par Value	125,115,360
Index of Exhibits (Page 48).
Total number of pages included are 49.

Item 6. Exhibit 11 of the Form 10-Q for the fiscal quarter ended June 30, 2015 is amended to include Six Months Ended June 30 information that was inadvertently omitted in the original filing.

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

TORCHMARK CORPORATION

Date: August 10, 2015	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 10, 2015	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 10, 2015	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer