Form 10-Q
period 2015-09-30
TORCHMARK CORP
filed 2015-11-06
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 30, 2015
Common Stock, $1.00 Par Value	123,330,265
Index of Exhibits (Page 46).
Total number of pages included are 47.

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2015–$13,166,248; 2014–$12,823,612)	$14,080,199	$14,493,060
Equity securities, at fair value (cost: 2015–$776; 2014–$776)	1,582	1,477
Policy loans	486,042	472,109
Other long-term investments	8,662	10,449
Short-term investments	63,663	15,882
Total investments	14,640,148	14,992,977
Cash	59,485	66,019
Accrued investment income	215,919	204,879
Other receivables	676,155	543,988
Deferred acquisition costs	3,585,302	3,471,781
Goodwill	441,591	441,591
Other assets	500,640	493,495
Total assets	$20,119,240	$20,214,730
Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$12,117,926	$11,750,495
Unearned and advance premiums	70,334	72,275
Policy claims and other benefits payable	245,706	212,137
Other policyholders’ funds	95,798	95,446
Total policy liabilities	12,529,764	12,130,353
Current and deferred income taxes payable	1,588,992	1,797,265
Other liabilities	355,428	359,118
Short-term debt	618,236	238,398
Long-term debt (fair value: 2015–$868,502; 2014–$1,148,749)	743,518	992,130
Total liabilities	15,835,938	15,517,264
Shareholders’ equity:
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2015 and in 2014	—	—
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2015–134,218,183 issued, less 10,501,488 held in treasury and 2014–134,218,183 issued, less 6,287,907 held in treasury)	134,218	134,218
Additional paid-in capital	488,318	457,613
Accumulated other comprehensive income	499,829	997,452
Retained earnings	3,686,375	3,376,846
Treasury stock, at cost	(525,438)	(268,663)
Total shareholders’ equity	4,283,302	4,697,466
Total liabilities and shareholders’ equity	$20,119,240	$20,214,730

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014*	2015	2014*
Revenue:
Life premium	$518,929	$491,724	$1,552,309	$1,472,734
Health premium	280,744	293,879	913,001	931,533
Other premium	41	112	119	334
Total premium	799,714	785,715	2,465,429	2,404,601
Net investment income	193,213	189,588	579,632	567,569
Realized investment gains	5,140	(1,483)	7,872	15,713
Other income	692	668	2,052	1,812
Total revenue	998,759	974,488	3,054,985	2,989,695
Benefits and expenses:
Life policyholder benefits	342,196	328,116	1,029,261	972,484
Health policyholder benefits	175,496	196,901	652,822	673,173
Other policyholder benefits	9,648	10,515	29,447	31,599
Total policyholder benefits	527,340	535,532	1,711,530	1,677,256
Amortization of deferred acquisition costs	112,523	103,834	336,690	313,128
Commissions, premium taxes, and non-deferred acquisition costs	65,127	63,636	192,413	185,034
Other operating expense	57,779	55,402	171,368	168,758
Interest expense	19,246	19,033	57,420	57,119
Total benefits and expenses	782,015	777,437	2,469,421	2,401,295
Income before income taxes	216,744	197,051	585,564	588,400
Income taxes	(71,358)	(64,639)	(191,420)	(192,209)
Net income	$145,386	$132,412	$394,144	$396,191

Basic net income per share	$1.17	$1.02	$3.13	$3.01
Diluted net income per share	$1.15	$1.00	$3.09	$2.97
Dividends declared per common share	$0.14	$0.13	$0.41	$0.38

* Certain balances were retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note G- Adoption of New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$145,386	$132,412	$394,144	$396,191

Other comprehensive income (loss):

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(72,228)	(2,627)	(740,934)	1,057,710
Reclassification adjustment for (gains) losses on securities included in net income	(5,540)	1,261	(7,138)	(15,935)
Reclassification adjustment for amortization of (discount) and premium	(1,569)	(2,354)	(4,840)	(6,898)
Foreign exchange adjustment on securities recorded at fair value	(1,217)	(523)	(2,480)	(654)
Unrealized gains (losses) on securities	(80,554)	(4,243)	(755,392)	1,034,223
Unrealized gains (losses) on other investments	(1,063)	63	(3,390)	2,766
Total unrealized investment gains (losses)	(81,617)	(4,180)	(758,782)	1,036,989
Less applicable (taxes) benefits	28,690	1,478	265,555	(362,872)
Unrealized investment gains (losses), net of tax	(52,927)	(2,702)	(493,227)	674,117

Unrealized gains (losses) attributable to deferred acquisition costs	1,436	693	5,041	(6,580)
Less applicable (taxes) benefits	(502)	(243)	(1,764)	2,303
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	934	450	3,277	(4,277)

Foreign exchange translation adjustments, other than securities	(9,031)	(6,650)	(22,567)	(4,642)
Less applicable (taxes) benefits	3,164	2,084	7,667	1,334
Foreign exchange translation adjustments, other than securities, net of tax	(5,867)	(4,566)	(14,900)	(3,308)

Pension adjustments	3,646	2,571	11,118	8,176
Less applicable (taxes) benefits	(1,276)	(900)	(3,891)	(2,862)
Pension adjustments, net of tax	2,370	1,671	7,227	5,314

Other comprehensive income (loss)	(55,490)	(5,147)	(497,623)	671,846
Comprehensive income (loss)	$89,896	$127,265	$(103,479)	$1,068,037
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash provided from operations	$729,892	$644,398
Cash provided from (used for) investment activities:
Long-term investments sold or matured:
Fixed maturities available for sale—sold	26,330	56,447
Fixed maturities available for sale—matured, called, and repaid	342,796	217,929
Equity securities	—	700
Other long-term investments	2,452	70
Total long-term investments sold or matured	371,578	275,146
Long-term investments acquired:
Fixed maturities	(730,145)	(499,950)
Other long-term investments	(1,906)	—
Total long-term investments acquired	(732,051)	(499,950)
Net increase in policy loans	(13,933)	(16,112)
Net (increase) decrease in short-term investments	(47,781)	(2,207)
Disposition of properties	—	54
Additions to properties	(30,663)	(14,482)
Investment in low-income housing interests	(27,078)	(39,279)
Cash used for investment activities	(479,928)	(296,830)
Cash provided from (used for) financing activities:
Proceeds from exercise of stock options	32,519	39,557
Net borrowings (repayments) of commercial paper	130,215	61,352
Excess tax benefit from stock option exercises	15,679	12,484
Acquisition of treasury stock	(330,066)	(342,084)
Cash dividends paid to shareholders	(50,217)	(48,628)
Net receipts (withdrawals) from deposit-type products	(69,188)	(49,431)
Cash provided by (used for) financing activities	(271,058)	(326,750)
Effect of foreign exchange rate changes on cash	14,560	9,237
Net (decrease) increase in cash	(6,534)	30,055
Cash at beginning of year	66,019	36,943
Cash at end of period	$59,485	$66,998
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note A—Accounting Policies
The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2015, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2015 and 2014. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 27, 2015.
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

Note B—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	124,457,996	129,969,902	125,788,925	131,529,818
Weighted average dilutive options outstanding	1,682,313	1,907,303	1,614,164	1,901,522
Diluted weighted average shares outstanding	126,140,309	131,877,205	127,403,089	133,431,340
Antidilutive shares	—	—	—	—

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note C—Postretirement Benefit Plans
The following tables present a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$3,990	$3,231	$—	$25
Interest cost	5,003	4,695	203	(63)
Expected return on assets	(5,323)	(4,768)	—	—
Amortization:
Prior service cost	81	529	—	—
Actuarial (gain) loss	3,533	2,035	30	3
Actuarial valuation adjustment	—	—	—	460
Direct recognition of expense	—	131	166	114
Net periodic benefit cost	$7,284	$5,853	$399	$539

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$11,971	$9,694	$—	$74
Interest cost	15,009	14,333	610	234
Expected return on assets	(15,969)	(14,273)	—	—
Amortization:
Prior service cost	244	1,586	—	—
Actuarial (gain)/loss	10,601	6,127	90	3
Actuarial valuation adjustment	—	—	—	460
Direct recognition of expense	—	131	493	10
Net periodic benefit cost	$21,856	$17,598	$1,193	$781

The following table presents assets at fair value for the defined-benefit pension plans at September 30, 2015 and the prior-year end.
Pension Assets by Component

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Corporate debt	$153,536	49	$166,825	52
Other fixed maturities	279	—	284	—
Equity securities	121,199	39	127,568	39
Short-term investments	16,414	5	9,038	3
Guaranteed annuity contract	16,973	6	15,027	5
Other	3,571	1	4,156	1
Total	$311,972	100	$322,898	100

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

The liability for the funded defined-benefit pension plans was $386 million at September 30, 2015 and $403 million at December 31, 2014. Cash contributions of $13.6 million were made to the qualified pension plans during the nine months ended September 30, 2015. Torchmark does not expect to make further cash contributions to these plans during 2015. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At September 30, 2015, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $78 million, compared with $74 million at year-end 2014. Since this plan is non-qualified, the values of the insurance policies and investments are recorded as other assets in the Condensed Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the non-qualified pension plan was $73 million at September 30, 2015 and $71 million at December 31, 2014.

Note D—Investments
Portfolio Composition:
A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at September 30, 2015 is as follows:
Portfolio Composition as of September 30, 2015

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities*
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$373,835	$1,618	$(5,696)	$369,757	3
States, municipalities, and political subdivisions	1,296,976	138,075	(1,374)	1,433,677	10
Foreign governments	20,905	1,545	(4)	22,446	—
Corporates, by sector:
Financial	2,688,462	340,450	(44,834)	2,984,078	21
Utilities	2,105,221	274,626	(21,681)	2,358,166	17
Energy	1,538,147	89,072	(111,771)	1,515,448	11
Other corporate sectors	4,648,140	363,206	(163,826)	4,847,520	34
Total corporates	10,979,970	1,067,354	(342,112)	11,705,212	83
Collateralized debt obligations	63,960	16,745	(8,593)	72,112	1
Other asset-backed securities	19,273	978	—	20,251	—
Redeemable preferred stocks, by sector:
Financial	382,674	48,618	(4,431)	426,861	3
Utilities	28,655	1,228	—	29,883	—
Total redeemable preferred stocks	411,329	49,846	(4,431)	456,744	3
Total fixed maturities	13,166,248	1,276,161	(362,210)	14,080,199	100
Equity securities	776	806	—	1,582
Total fixed maturities and equity securities	$13,167,024	$1,276,967	$(362,210)	$14,081,781

* At fair value

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

A schedule of fixed maturities by contractual maturity date at September 30, 2015 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$53,589	$54,217
Due from one to five years	572,013	632,991
Due from five to ten years	951,645	1,042,986
Due from ten to twenty years	3,841,490	4,296,570
Due after twenty years	7,662,273	7,958,875
Mortgage-backed and asset-backed securities	85,238	94,560
	$13,166,248	$14,080,199
Selected information about sales of fixed maturities is as follows.

For the Nine Months Ended September 30,
	2015	2014
Proceeds from sales	$26,330	$56,447
Gross realized gains	260	16,473
Gross realized losses	(354)	(1,701)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Fair Value Measurements:
The following table represents assets measured at fair value on a recurring basis.
Fair Value Measurements at September 30, 2015 Using:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$369,757	$—	$369,757
States, municipalities, and political subdivisions	—	1,433,677	—	1,433,677
Foreign governments	—	22,446	—	22,446
Corporates, by sector:
Financial	—	2,920,889	63,189	2,984,078
Utilities	15,180	2,206,803	136,183	2,358,166
Energy	—	1,488,583	26,865	1,515,448
Other corporate sectors	—	4,534,087	313,433	4,847,520
Total corporates	15,180	11,150,362	539,670	11,705,212
Collateralized debt obligations	—	—	72,112	72,112
Other asset-backed securities	—	20,251	—	20,251
Redeemable preferred stocks, by sector:
Financial	10,068	416,793	—	426,861
Utilities	—	29,883	—	29,883
Total redeemable preferred stocks	10,068	446,676	—	456,744
Total fixed maturities	25,248	13,443,169	611,782	14,080,199
Equity securities	723	—	859	1,582
Total fixed maturities and equity securities	$25,971	$13,443,169	$612,641	$14,081,781
Percent of total	0.2%	95.5%	4.3%	100.0%

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	For the Nine Months Ended September 30, 2015
	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2015	$63,232	$512,714	$833	$576,779
Total gains or losses:
Included in realized gains/losses	—	1,182	—	1,182
Included in other comprehensive income	12,797	(3,121)	26	9,702
Acquisitions	—	38,600	—	38,600
Amortization	4,183	14	—	4,197
Other (2)	(8,100)	(9,719)	—	(17,819)
Transfers in and/or out of Level 3 (3)	—	—	—	—
Balance at September 30, 2015	$72,112	$539,670	$859	$612,641
Percent of total fixed maturity and equity securities	0.5%	3.8%	—%	4.3%

	For the Nine Months Ended September 30, 2014
	Collateralized debt obligations	Corporates (1)	Equities	Total
Balance at January 1, 2014	$58,205	$300,300	$776	$359,281
Total gains or losses:
Included in realized gains/losses	15,924	1	—	15,925
Included in other comprehensive income	3,929	19,967	57	23,953
Acquisitions	—	186,365	—	186,365
Sales	(16,049)	(1)	—	(16,050)
Amortization	4,072	10	—	4,082
Other (2)	(3,231)	(1,773)	—	(5,004)
Transfers in and/or out of Level 3 (3)	—	—	—	—
Balance at September 30, 2014	$62,850	$504,869	$833	$568,552
Percent of total fixed maturity and equity securities	0.4%	3.6%	—%	4.0%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

Other-Than-Temporary Impairments:

There were no other-than-temporary impairments during the nine-month periods ended September 30, 2015 and 2014, respectively.

Unrealized Loss Analysis:

The following table discloses information about investments in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of September 30, 2015	368	66	434
As of December 31, 2014	80	173	253
Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,570 issues at September 30, 2015 and 1,604 issues at December 31, 2014. The weighted average quality rating of all unrealized loss positions as of September 30, 2015 was BBB+. Although Torchmark’s fixed-maturity investments are available for sale, Torchmark’s management generally does not intend to sell and does not believe it will be required to sell any securities which are temporarily impaired before they recover due to the strong and stable cash flows generated by its insurance products.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note D—Investments (continued)

The following table discloses unrealized investment losses by class of investment at September 30, 2015 for the period of time in a loss position. Torchmark does not view these investments as other-than-temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At September 30, 2015

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$216,022	$(5,042)	$14,920	$(654)	$230,942	$(5,696)
States, municipalities and political subdivisions	48,097	(1,033)	1,685	(107)	49,782	(1,140)
Foreign governments	4,574	(4)	—	—	4,574	(4)
Corporates, by sector:
Financial	283,220	(11,605)	—	—	283,220	(11,605)
Utilities	403,693	(21,681)	—	—	403,693	(21,681)
Energy	650,698	(69,271)	92,025	(31,189)	742,723	(100,460)
Other corporate sectors	1,547,634	(126,366)	44,927	(8,257)	1,592,561	(134,623)
Total corporates	2,885,245	(228,923)	136,952	(39,446)	3,022,197	(268,369)
Total investment grade	3,153,938	(235,002)	153,557	(40,207)	3,307,495	(275,209)
Below investment grade:
Bonds:
States, municipalities and political subdivisions	—	—	321	(234)	321	(234)
Corporates, by sector:
Financial	—	—	72,564	(33,229)	72,564	(33,229)
Energy	42,319	(8,391)	8,106	(2,920)	50,425	(11,311)
Other corporate sectors	61,857	(22,737)	55,836	(6,466)	117,693	(29,203)
Total corporates	104,176	(31,128)	136,506	(42,615)	240,682	(73,743)
Collateralized debt obligations	—	—	11,407	(8,593)	11,407	(8,593)
Redeemable preferred stocks, by sector:
Financial	—	—	22,730	(4,431)	22,730	(4,431)
Total redeemable preferred stocks	—	—	22,730	(4,431)	22,730	(4,431)
Total below investment grade	104,176	(31,128)	170,964	(55,873)	275,140	(87,001)
Total fixed maturities	3,258,114	(266,130)	324,521	(96,080)	3,582,635	(362,210)
Equity securities	—	—	—	—	—	—
Total fixed maturities and equity securities	$3,258,114	$(266,130)	$324,521	$(96,080)	$3,582,635	$(362,210)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2015 and 2014.
Components of Accumulated Other Comprehensive Income

	For the Three Months Ended September 30, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2015	$649,973	$(8,415)	$8,353	$(94,592)	$555,319
Other comprehensive income (loss) before reclassifications, net of tax	(48,306)	934	(5,867)	1	(53,238)
Reclassifications, net of tax	(4,621)	—	—	2,369	(2,252)
Other comprehensive income (loss)	(52,927)	934	(5,867)	2,370	(55,490)
Balance at September 30, 2015	$597,046	$(7,481)	$2,486	$(92,222)	$499,829

	For the Three Months Ended September 30, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2014	$933,015	$(11,455)	$26,124	$(59,710)	$887,974
Other comprehensive income (loss) before reclassifications, net of tax	(1,991)	450	(4,566)	2	(6,105)
Reclassifications, net of tax	(711)	—	—	1,669	958
Other comprehensive income (loss)	(2,702)	450	(4,566)	1,671	(5,147)
Balance at September 30, 2014	$930,313	$(11,005)	$21,558	$(58,039)	$882,827

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note E—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)
Components of Accumulated Other Comprehensive Income

	For the Nine Months Ended September 30, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2015	$1,090,273	$(10,758)	$17,386	$(99,449)	$997,452
Other comprehensive income (loss) before reclassifications, net of tax	(485,441)	3,277	(14,900)	118	(496,946)
Reclassifications, net of tax	(7,786)	—	—	7,109	(677)
Other comprehensive income (loss)	(493,227)	3,277	(14,900)	7,227	(497,623)
Balance at September 30, 2015	$597,046	$(7,481)	$2,486	$(92,222)	$499,829

	For the Nine Months Ended September 30, 2014
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2014	$256,196	$(6,728)	$24,866	$(63,353)	$210,981
Other comprehensive income (loss) before reclassifications, net of tax	688,958	(4,277)	(3,308)	299	681,672
Reclassifications, net of tax	(14,841)	—	—	5,015	(9,826)
Other comprehensive income (loss)	674,117	(4,277)	(3,308)	5,314	671,846
Balance at September 30, 2014	$930,313	$(11,005)	$21,558	$(58,039)	$882,827

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2015 and 2014.
Reclassification Adjustments

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statement of Operations
	2015	2014	2015	2014
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(5,540)	$1,261	$(7,138)	$(15,935)	Realized investment gains (losses)
Amortization of (discount) premium	(1,569)	(2,354)	(4,840)	(6,898)	Net investment income
Total before tax	(7,109)	(1,093)	(11,978)	(22,833)
Tax	2,488	382	4,192	7,992	Income Taxes
Total after tax	(4,621)	(711)	(7,786)	(14,841)
Pension adjustments:
Amortization of prior service cost	81	529	244	1,586	Other operating expenses
Amortization of actuarial gain (loss)	3,563	2,038	10,691	6,130	Other operating expenses
Total before tax	3,644	2,567	10,935	7,716
Tax	(1,275)	(898)	(3,826)	(2,701)	Income Taxes
Total after tax	2,369	1,669	7,109	5,015
Total reclassifications (after tax)	$(2,252)	$958	$(677)	$(9,826)

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

Torchmark provides coverage under the Medicare Part D prescription drug plan for Medicare beneficiaries. In accordance with GAAP, Part D premiums are recognized evenly throughout the year when they become due, but benefit costs are recognized when the costs are incurred. Due to the design of the Part D product, premiums are evenly distributed throughout the year, but benefit costs are higher earlier in the year. As a result, under GAAP, benefit costs can exceed premiums in the first part of the year, but be less than premiums during the remainder of the year. In order to more closely match the benefit cost with the associated revenue for interim periods, Torchmark defers these excess benefits for segment reporting purposes. In addition, GAAP recognizes in each quarter a government risk-sharing premium adjustment consistent with the contract as if the quarter represented an entire contract period. These quarterly risk-sharing adjustments are removed in the segment analysis because the actual contract payments are based upon the experience of the full contract year, not the experience of interim periods. Total premiums less total benefits will be the same for segment reporting purposes as they will be under GAAP for the full calendar year. The Company’s presentation results in the underwriting margin percentage in interim periods reflecting the expected margin percentage for the full year. These interim adjustments do not impact the full year results.

An analysis of the adjustments for the difference in the interim results as presented for segment purposes and GAAP for Medicare Part D is as follows:

	Nine Months Ended September 30,
	2015	2014
Benefit costs deferred	$11,649	$45,382
Government risk-sharing premium adjustment	9,322	(28,532)
Pre-tax addition to segment interim period income	$20,971	$16,850
After tax amount	$13,631	$10,952

Additionally, management does not view the risk-sharing premium for Medicare Part D as a component of premium income, and accordingly adjusts health premium income in its segment analysis. A reconciliation of health premium included in the segment analysis with health premium as reported in the Condensed Consolidated Statements of Operations is presented in the following table.

	Nine Months Ended September 30,
	2015	2014	% Change
Premium per segment analysis:
Medicare Part D premium	$232,102	$258,243	(10)
Other health premium	690,221	644,758	7
Part D risk-sharing adjustment	(9,322)	28,532	(133)
Health premium per Condensed Consolidated Statements of Operations	$913,001	$931,533	(2)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

During the first nine months of 2014, Torchmark accrued for certain litigation cases in the net amount of $3.7 million ($2.4 million after tax) that were not directly related to its insurance operations. Additionally, Torchmark received $1.3 million ($853 thousand after tax) in settlement of litigation regarding investments. Also in the second quarter of 2014, the Company recorded $8.2 million in administrative settlements ($5.3 million after tax) related to benefits paid for deaths occurring in prior years where claims had not been filed. These administrative settlements were the result of the Company matching policyholder information against the Social Security death master file and obtaining due proof of loss. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations in 2014. Torchmark removes amounts that do not relate to its core insurance operations from its segment analysis.
The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its pretax income and each significant line item in its Condensed Consolidated Statements of Operations.

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	For the Nine Months Ended September 30, 2015
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,552,309	$690,221	$232,102	$119			$(9,322)	(1)	$2,465,429
Net investment income					$579,632				579,632
Other income						$2,201	(149)	(3)	2,052
Total revenue	1,552,309	690,221	232,102	119	579,632	2,201	(9,471)		3,047,113
Expenses:
Policy benefits	1,029,261	448,539	192,634	29,447			11,649	(1)	1,711,530
Required interest on reserves	(412,264)	(51,450)		(40,084)	503,798				—
Required interest on DAC	129,339	17,058	673	885	(147,955)				—
Amortization of acquisition costs	265,641	61,858	2,649	6,542					336,690
Commissions and premium tax	115,452	60,820	16,258	32			(149)	(3)	192,413
Insurance administrative expense (2)						142,829			142,829
Parent expense						6,662			6,662
Stock compensation expense						21,877			21,877
Interest expense					57,420				57,420
Total expenses	1,127,429	536,825	212,214	(3,178)	413,263	171,368	11,500		2,469,421
Subtotal	424,880	153,396	19,888	3,297	166,369	(169,167)	(20,971)		577,692
Nonoperating items							20,971	(1)	20,971
Measure of segment profitability (pretax)	$424,880	$153,396	$19,888	$3,297	$166,369	$(169,167)	$—		598,663
Deduct applicable income taxes									(196,005)
Segment profits after tax									402,658
Add back income taxes applicable to segment profitability									196,005
Add (deduct) realized investment gains (losses)									7,872
Deduct Part D adjustment (1)									(20,971)
Pretax income per Consolidated Statements of Operations									$585,564

(1) Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2) Administrative expense is not allocated to insurance segments.
(3) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations *

	For the Nine Months Ended September 30, 2014
	Life	Health	Medicare Part D	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,472,734	$644,758	$258,243	$334			$28,532	(1)	$2,404,601
Net investment income					$567,569				567,569
Other income						$1,990	(178)	(3)	1,812
Total revenue	1,472,734	644,758	258,243	334	567,569	1,990	28,354		2,973,982
Expenses:
Policy benefits	964,305	414,607	213,184	31,599			53,561	(1,5)	1,677,256
Required interest on reserves	(395,595)	(48,018)		(41,576)	485,189				—
Required interest on DAC	125,758	16,823	534	1,120	(144,235)				—
Amortization of acquisition costs	251,954	53,088	2,127	5,959					313,128
Commissions and premium tax	105,724	59,787	19,664	37			(178)	(3)	185,034
Insurance administrative expense (2)						134,918	2,337	(4)	137,255
Parent expense						6,284			6,284
Stock compensation expense						25,219			25,219
Interest expense					57,119				57,119
Total expenses	1,052,146	496,287	235,509	(2,861)	398,073	166,421	55,720		2,401,295
Subtotal	420,588	148,471	22,734	3,195	169,496	(164,431)	(27,366)		572,687
Nonoperating items							27,366	(1,4,5)	27,366
Measure of segment profitability (pretax)	$420,588	$148,471	$22,734	$3,195	$169,496	$(164,431)	$—		600,053
Deduct applicable income taxes									(196,288)
Segment profits after tax									403,765
Add back income taxes applicable to segment profitability									196,288
Add (deduct) realized investment gains (losses)									15,713
Deduct Part D adjustment (1)									(16,850)
Deduct legal settlement expense (4)									(2,337)
Deduct administrative settlements (5)									(8,179)
Pretax income per Consolidated Statements of Operations									$588,400

(1) Medicare Part D items adjusted to GAAP from the segment analysis, which matches expected benefits with policy premium.
(2) Administrative expense is not allocated to insurance segments.
(3) Elimination of intersegment commission.
(4) Legal settlement expenses.
(5) Administrative settlements.
* Retrospectively adjusted to give effect to the adoption ASU 2014-01 as described in Note G- Adoption of New Accounting Standards.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note F—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.
Analysis of Profitability by Segment

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014*	Amount	%
Life	$424,880	$420,588	$4,292	1
Health	153,396	148,471	4,925	3
Medicare Part D	19,888	22,734	(2,846)	(13)
Annuity	3,297	3,195	102	3
Investment	166,369	169,496	(3,127)	(2)
Other and corporate:
Other income	2,201	1,990	211	11
Administrative expense	(142,829)	(134,918)	(7,911)	6
Corporate	(28,539)	(31,503)	2,964	(9)
Pretax total	598,663	600,053	(1,390)	—
Applicable taxes	(196,005)	(196,288)	283	—
Total	402,658	403,765	(1,107)	—
Reconciling items, net of tax:
Realized gains (losses) - Investments	5,117	10,213	(5,096)	(50)
Part D adjustment	(13,631)	(10,952)	(2,679)	24
Administrative settlements	—	(5,316)	5,316	(100)
Legal settlement expense	—	(1,519)	1,519	(100)
Net income	$394,144	$396,191	$(2,047)	(1)

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

The following table reflects a summary of the impact of the retrospectively adjusted balances on the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.

Three Months Ended September 30, 2014
Income Statement	As previously reported	Adjustments	As adjusted
Net investment income	$182,101	$7,487	$189,588
Total revenue	967,001	7,487	974,488
Income before income taxes	189,564	7,487	197,051
Income taxes	(57,152)	(7,487)	(64,639)
Net income	132,412	—	132,412

Nine Months Ended September 30, 2014
Income Statement	As previously reported	Adjustments	As adjusted
Net investment income	$545,978	$21,591	$567,569
Total revenue	2,968,104	21,591	2,989,695
Income before income taxes	566,809	21,591	588,400
Income taxes	(170,618)	(21,591)	(192,209)
Net income	396,191	—	396,191

Debt Issuance Costs: In April 2015, the FASB issued Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The guidance requires companies to change the presentation of debt issuance costs in the financial statements by presenting such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015 with early adoption permitted. Torchmark adopted this ASU upon issuance and there was no material impact on the consolidated financial statements.

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
The tables in Note F—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the nine month periods ended September 30, 2015 and 2014. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.
A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2015 with the same period of 2014, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note F—Business Segments.
Highlights, comparing the first nine months of 2015 with the first nine months of 2014. Net income per diluted share increased 4% to $3.09 from $2.97. Included in net income in 2015 were after-tax realized investment gains of $5 million ($0.04 per share) compared with gains of $10 million ($0.08 per share) in 2014. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.
We use three statistical measures as indicators of future premium growth: “annualized premium in force", "net sales", and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue. Net sales is defined as annualized premium issued, net of cancellations in the first thirty days after issue, except for Globe Life Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Annualized premium issued is the gross premium that would be received during the policies’ first year in force, assuming that none of the policies lapsed or terminated. Although lapses and terminations will occur, we believe that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.
Total premium income rose 4% in 2015 to $2.5 billion. Total net sales fell 3% to $451 million. After removing the impact of sales of Medicare Part D, net sales rose 5% to $409 million. First-year collected premium was $446 million for the 2015 period, compared with $350 million for the 2014 period. Excluding Part D, there was a 21% increase in first-year collected premium. The increase in first-year collected premium is primarily the result of prior year life insurance sales growth in the American Income Exclusive Agency and the addition of a large group in the United American Independent Agency in late 2014.
Life insurance premium income grew 5% to $1.6 billion. Life net sales increased 11% to $313 million. First-year collected life premium gained 12% to $226 million. Life underwriting margins were down to 27% from 29% of premium, as a result of increased Globe Life Direct Response policy obligations and additional costs of supporting certain distribution channels. Underwriting income increased to $425 million for the first nine months of 2015 compared to $421 million for the same period in 2014.
Health insurance premium income, excluding Medicare Part D premium, increased 7% to $690 million. Health net sales fell 11% to $97 million for the nine month period, as a result of a 33% decrease in Medicare Supplement sales. This decrease was due to a large group that was added in the third quarter of 2014. First-year collected health premium rose 43% to $116 million, due to strong increases in limited-benefit and Medicare Supplement. Once again, the increase in Medicare Supplement first year collected premium was due to addition of a large group in late 2014. Health margins declined to 22%, with underwriting income increasing to $153 million for the first nine months of 2015. Margins were $148 million for the same period in 2014.

In the manner we view our Medicare Part D prescription drug business as described in Note F—Business Segments, policyholder premium was $232 million in 2015, compared with $258 million in 2014, a decrease of 10%. This decrease resulted primarily from a decline in auto-enrollees, partially offset by increases in voluntary individual and group sales.
As explained in Note F—Business Segments, differences in our estimate of interim results for Medicare Part D as we view this product for segment purposes and GAAP financial statement purposes resulted in a $14 million after-tax charge to earnings in 2015 ($0.11 per share) and a $11 million charge in 2014 ($0.08 per share). We expect the benefit ratios for interim periods in 2015 to be approximately the same as our expected 2015 full year benefit ratio. There will be no difference in our segment versus financial statement reporting by year end 2015, as it relates to Medicare Part D.
Insurance administrative expenses were up 5.9% in 2015 when compared with the prior year period. The primary reasons for the increase in administrative expenses are higher information technology and employee costs, including pension-related costs.
Excess investment income is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs”. Excess investment income per diluted share increased 3% in 2015 to $1.31 from $1.27, while the dollar amount of excess investment income decreased 2% to $166 million. The increase in per share excess investment income in relation to the decrease in dollar amount resulted from share purchases over the past twelve months, as discussed later in this report. Net investment income rose $12 million or 2% to $580 million, slightly below the 3% growth in our average investment portfolio at amortized cost. The average effective yield on the fixed-maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.84% in the 2015 period from 5.91% in the prior period, as the impact of the low-interest-rate environment on average yield continues. Required interest rose 4% or $15 million to $356 million, in line with growth in average net policy liabilities. Financing costs were $57 million in both periods. Please refer to the discussion under Capital Resources for more information on debt and interest expense.
In the first nine months of 2015, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.71%, compared with 4.74% in the same period of 2014, with an average rating of BBB+, the same as of the previous year end. Approximately 96% of the portfolio at amortized cost was investment grade at September 30, 2015. Cash and short-term investments were $123 million at that date, compared with $82 million at December 31, 2014.
The net unrealized gain position in our fixed-maturity portfolio declined from $1.7 billion at December 31, 2014 to $914 million during the first nine months of 2015, largely due to an increase in market interest rates during 2015. The fixed-maturity portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposure to European Sovereign debt consisting of $5 million of German government bonds at September 30, 2015. We have no direct exposure to Greek sovereign debt and we have no exposure to companies that do business primarily in Greece.
We have an on-going share repurchase program which began in 1986 which is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 5, 2015. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the nine-month periods ended September 30, 2015 and 2014.

Analysis of Share Purchases
(Amounts in thousands, except per share amounts)

	For the Nine Months Ended September 30,
	2015			2014
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	4,878	$275,598	$56.50	5,500	$287,743	$52.32
Option exercise proceeds	957	54,468	56.94	1,022	54,341	53.15
Total	5,835	$330,066	$56.57	6,522	$342,084	$52.45
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.
A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first nine months of 2015 with the first nine months of 2014. Life insurance is our predominant segment, representing 63% of premium income and 71% of insurance underwriting margin in the first nine months of 2015. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 5% to $1.6 billion. The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$618,378	40	$570,122	39	$48,256	8
Globe Life Direct Response	561,718	36	528,501	36	33,217	6
Liberty National Exclusive Agency	203,915	13	204,932	14	(1,017)	—
Other Agencies	168,298	11	169,179	11	(881)	(1)
Total Life Premium	$1,552,309	100	$1,472,734	100	$79,575	5
Net sales, defined earlier in this report as an indicator of new business production, grew 11% to $313 million. An analysis of life net sales by distribution channel is presented below.

Life Insurance Net Sales (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$147,781	47	$126,115	45	$21,666	17
Globe Life Direct Response	127,641	41	120,321	43	7,320	6
Liberty National Exclusive Agency	26,827	9	24,988	9	1,839	7
Other Agencies	10,285	3	9,821	3	464	5
Total Life Net Sales	$312,534	100	$281,245	100	$31,289	11
First-year collected life premium, defined earlier in this report, was $226 million in the 2015 period, rising 12%. First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$115,642	51	$98,868	49	$16,774	17
Globe Life Direct Response	80,540	36	75,738	38	4,802	6
Liberty National Exclusive Agency	20,613	9	19,156	9	1,457	8
Other Agencies	8,973	4	7,580	4	1,393	18
Total	$225,768	100	$201,342	100	$24,426	12

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help ensure sustainable growth. The life business of this agency is Torchmark’s highest-margin life business and it is the largest contributor to life premium of any distribution channel at 40% of Torchmark’s total. This group produced premium income of $618 million, an increase of 8%. First-year collected premium was $116 million, an increase of 17%. Net sales increased 17% to $148 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income Agency's average agent count rose 14% to 6,508 for the nine months ended September 30, 2015 compared with 5,716 for the same period in 2014. The average agent count is based on the actual count at the end of each week during the period. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency continues to provide more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibility.
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
Globe Life Direct Response’s life premium income rose 6% to $562 million, representing 36% of Torchmark’s total life premium in the first nine months of 2015. Net sales of $128 million for this group increased 6%. First-year collected premium increased 6% to $81 million.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $204 million in the 2015 period, a slight decline from $205 million in the 2014 period. First-year collected premium increased 8% to $21 million.
Net sales for the Liberty National Agency increased 7% to $27 million. The Liberty average agent count increased 3% to 1,533 for the nine months ended September 30, 2015 compared with 1,482 for the same period in 2014. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.

The Other Agencies distribution channels offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies contributed $168 million of life premium income, or 11% of Torchmark’s total in the first nine months of 2015, but contributed only 3% of net sales for the period.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,552,309	100	$1,472,734	100	$79,575	5
Net policy obligations	616,997	40	568,710	38	48,287	8
Commissions and acquisition expense	510,432	33	483,436	33	26,996	6
Insurance underwriting income before other income and administrative expense	$424,880	27	$420,588	29	$4,292	1
Life insurance underwriting income before insurance administrative expense was $425 million in the first nine months of 2015 compared with $421 million for the same period in 2014. As a percentage of premium, underwriting margins declined to 27% from 29%. The decrease in underwriting margin as a percentage of premium was due to higher than expected Globe Life Direct Response policy obligations and to increases in non-deferred acquisition costs in the Globe Life Direct Response and American Income units. Non-deferred acquisition expense increased primarily as a result of additional investments made to support our distribution channels which are expected to result in increased sales and premium income in future periods. The higher than expected claims in the Globe Life Response Unit primarily relate to policies issued since 2011 where additional prescription information was used in the underwriting process for certain policies in order to improve the overall mortality of the policies written. To date, improvements in the actual mortality on such policies have been less than expected, causing an increase in our net policy obligations.
Health insurance, comparing the first nine months of 2015 with the first nine months of 2014. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, cancer coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans. Our Medicare Part D health business will be discussed under another caption.
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

Health premium increased 7% to $690 million in the 2015 period. Medicare Supplement premium increased 11% to $347 million, while other limited-benefit health premium increased 4% to $343 million.
Health net sales decreased 11% to $97 million. Medicare Supplement net sales decreased 33% to $37 million in 2015. A decrease in 2015 Medicare Supplement net sales was expected due to the unusually high level of group sales in 2014. Group sales tend to vary significantly from period to period. Limited-benefit net sales increased 11% to $60 million. Health first-year collected premium rose 43% to $116 million due to the aforementioned high level of group sales in 2014. First year Medicare Supplement premium was up 81% as a result of an increase in the UA independent agency individual sales and the 2014 group sales noted above. Because so much of the group sales activity occurs in the fourth quarter, the full impact of this activity on collected premium is seen in the following year. Group premium can fluctuate widely due to the impact of large groups that can occur from time to time.

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$11,716		$12,032		$(316)	(3)
Medicare Supplement	243,329		212,626		30,703	14
	255,045	37	224,658	35	30,387	14
Liberty National Exclusive Agency
Limited-benefit plans	106,917		107,984		(1,067)	(1)
Medicare Supplement	51,462		59,905		(8,443)	(14)
	158,379	23	167,889	26	(9,510)	(6)
Family Heritage Agency
Limited-benefit plans	164,299		151,882		12,417	8
Medicare Supplement	—		—		—	—
	164,299	24	151,882	24	12,417	8
American Income Exclusive Agency
Limited-benefit plans	59,662		58,683		979	2
Medicare Supplement	292		365		(73)	(20)
	59,954	9	59,048	9	906	2
Direct Response
Limited-benefit plans	674		506		168	33
Medicare Supplement	51,870		40,775		11,095	27
	52,544	7	41,281	6	11,263	27
Total Health Premium
Limited-benefit plans	343,268	50	331,087	51	12,181	4
Medicare Supplement	346,953	50	313,671	49	33,282	11
Total	$690,221	100	$644,758	100	$45,463	7

Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$550		$647		$(97)	(15)
Medicare Supplement	32,978		32,286		692	2
	33,528	34	32,933	30	595	2
Liberty National Exclusive Agency
Limited-benefit plans	13,158		12,136		1,022	8
Medicare Supplement	40		187		(147)	(79)
	13,198	14	12,323	12	875	7
Family Heritage Agency
Limited-benefit plans	38,005		35,134		2,871	8
Medicare Supplement	—		—		—	—
	38,005	39	35,134	32	2,871	8
American Income Exclusive Agency
Limited-benefit plans	8,492		6,445		2,047	32
Medicare Supplement	—		—		—	—
	8,492	9	6,445	6	2,047	32
Direct Response
Limited-benefit plans	—		4		(4)	(100)
Medicare Supplement	3,601		21,925		(18,324)	(84)
	3,601	4	21,929	20	(18,328)	(84)
Total Net Sales
Limited-benefit plans	60,205	62	54,366	50	5,839	11
Medicare Supplement	36,619	38	54,398	50	(17,779)	(33)
Total	$96,824	100	$108,764	100	$(11,940)	(11)

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$504		$537		$(33)	(6)
Medicare Supplement	53,728		32,655		21,073	65
	54,232	47	33,192	41	21,040	63
Liberty National Exclusive Agency
Limited-benefit plans	10,831		9,673		1,158	12
Medicare Supplement	143		229		(86)	(38)
	10,974	9	9,902	12	1,072	11
Family Heritage Agency
Limited-benefit plans	29,314		26,987		2,327	9
Medicare Supplement	—		—		—	—
	29,314	25	26,987	33	2,327	9
American Income Exclusive Agency
Limited-benefit plans	8,869		6,895		1,974	29
Medicare Supplement	—		—		—	—
	8,869	8	6,895	9	1,974	29
Direct Response
Limited-benefit plans	(2)		142		(144)	(101)
Medicare Supplement	12,704		3,942		8,762	222
	12,702	11	4,084	5	8,618	211
Total First-Year Collected Premium
Limited-benefit plans	49,516	43	44,234	55	5,282	12
Medicare Supplement	66,575	57	36,826	45	29,749	81
Total	$116,091	100	$81,060	100	$35,031	43

A discussion of health operations by distribution channel follows:
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $255 million, representing 37% of Torchmark’s total health premium. Net sales were $34 million, or 34% of Torchmark’s health sales. This agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $243 million. The UA Independent Agency represents approximately 70% of all Torchmark Medicare Supplement premium and 90% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 14%. Total health premium also increased 14%. Net sales of the Medicare Supplement product increased 2% in 2015; individual sales were up 27%, but group sales declined 27%. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and continuing incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $38 million in net sales in the nine months of 2015, compared with $35 million for the same period in 2014, an increase of 8%. Health premium income was $164 million for the nine month period of 2015, representing 24% of Torchmark’s health premium. This compared with $152 million or 24% of health premium in the prior year period. The average agent count was 883 for the nine months ended September 30, 2015, compared with 726 for the same period in 2014, an increase of 22%.
The Liberty National Exclusive Agency represented 23% of all Torchmark health premium income at $158 million in the nine months of 2015. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of cancer insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2015, health premium income in the Agency declined 6% from prior year premium of $168 million. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in the 2015 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $4 million of Medicare Supplement net sales in 2015 compared with $22 million in 2014. The higher net sales in 2014 were due to the addition of a large new group in the third quarter of 2014.

The following table presents underwriting margin data for health insurance.
Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$690,221	100	$644,758	100	$45,463	7
Net policy obligations	397,089	58	366,589	57	30,500	8
Commissions and acquisition expense	139,736	20	129,698	20	10,038	8
Insurance underwriting income before other income and administrative expense	$153,396	22	$148,471	23	$4,925	3
Underwriting income for health insurance increased 3% to $153 million in 2015. As a percentage of health premium, underwriting margins were down slightly to 22%, due to increased benefit ratios in the Direct Response and UA channels.
Medicare Part D, comparing the first nine months of 2015 with the first nine months of 2014. Coverage under Torchmark’s Medicare Part D prescription drug plan for Medicare beneficiaries is provided through United American (which includes its wholly-owned subsidiary, First United American). The Medicare Part D plan is a stand-alone prescription drug plan for Medicare beneficiaries which is regulated and partially funded by the Center for Medicare and Medicaid Services (CMS) for participating private insurers. Individual Part D products are primarily sold online through the CMS Medicare Plan Finder website, with additional sales by the company through targeted direct response mailings. The group Part D products are sold through brokers affiliated with United American (referred to as our UA Independent Agency). As described in Note F—Business Segments, we report our Medicare Part D business for segment analysis purposes as we view the business, in which expected full-year benefits are matched with the related premium income which is received evenly throughout the policy year. At this time, we have expensed benefits based on our expected benefit ratio of approximately 83% for the entire 2015 contract year. This ratio was 83% for the full year 2014. We describe the differences between the segment analysis and the GAAP operating results in Note F. Due to the design of the Medicare prescription drug product, claims are expected to be heaviest early in the calendar year. Management believes that the use of the full-year loss ratio is an appropriate measure for interim results. These reporting differences will arise only on an interim basis and will be eliminated at the end of a full year, as they were in the full year of 2014.

Medicare Part D
Selected Financial Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Premium (1)	$232,102	$258,243	$(26,141)	(10)
Net Sales (2)	41,492	76,955	(35,463)	(46)
First-Year Collected Premium (3)	104,270	67,423	36,847	55

(1)
Consistent with the Medicare Part D contract, total Medicare Part D premium excludes the risk-sharing premiums payable to the CMS of $9.3 million in 2015 and receivable from the CMS of $28.5 million in 2014. This risk-sharing amount is a portion of the excess or deficiency of actual over expected claims, and therefore we view this payment as a component of policyholder benefits in our segment analysis. The risk sharing adjustment will be based on the 2015 contract year experience, not the experience of interim quarters.

(2)	Net sales for Medicare Part D represents only new first-time enrollees.

(3)	First-year collected premium for Medicare Part D represents only premium collected within the first twelve months from new first-time enrollees.
Medicare Part D premium was $232 million in 2015, compared with $258 million in 2014, after removal of the risk-sharing adjustment in both periods. Medicare Part D premium decreased $26 million and net sales decreased by $35 million. The decreases were due to a significant reduction in Part D auto-enrollees partially offset by increases in voluntary individual and group sales. As noted in the discussion of the health segment, group sales and premium can fluctuate significantly.
Medicare Part D underwriting results are presented in the following chart. The adjustments which reconcile Part D results in accordance with our health segment analysis to Part D results in accordance with GAAP are presented in the charts in Note F—Business Segments.
Medicare Part D
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2015		2014		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$232,102	100	$258,243	100	$(26,141)	(10)
Net policy obligations	192,634	83	213,184	82	(20,550)	(10)
Commissions and acquisition expense	19,580	8	22,325	9	(2,745)	(12)
Insurance underwriting income before other income and administrative expense	$19,888	9	$22,734	9	$(2,846)	(13)

Premiums decreased $26 million or 10% for the nine months ended 2015 compared to the same period in 2014. The margins also decreased 13% to $20 million. The decrease in premium revenue and margins was primarily due to the lower enrollments for the 2015 plan year.
During the third quarter, CMS placed United American and First United American on Enrollment Sanction. During this time, we are not permitted to enroll new individuals or groups into our Medicare Part D program. We are permitted to re-enroll existing individual members into our 2016 plans, as well as enroll new members of groups that were policyholders at the time the sanction was initiated. We have submitted a remediation plan that has been accepted by CMS, and we are proceeding with this plan in an effort to have the sanction lifted as soon as possible. The impact of the sanction on our 2015 Medicare Part D membership and premium income will not be material.
Since the Medicare Part D plan is a government-sponsored program, regulatory changes could further alter the outlook for this market.
Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first nine months of 2015 with the first nine months of 2014. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$68,028	2.8	$62,876	2.6
Other employee costs	23,839	1.0	21,373	0.9
Other administrative costs	45,440	1.8	42,906	1.8
Legal expense	5,522	0.2	7,763	0.3
Total insurance administrative expenses	142,829	5.8	134,918	5.6

Parent company expense	6,662		6,284
Stock compensation expense	21,877		25,219
Legal settlement expense	—		2,337
Total operating expenses, per Condensed Consolidated Statements of Operations	$171,368		$168,758

Insurance administrative expenses:
Increase (decrease) over prior year	5.9%		1.4%
Total operating expenses:
Increase (decrease) over prior year	1.5%		4.9%
Insurance administrative expenses were up 5.9% in 2015 when compared with the prior year period. As a percentage of total premium, insurance administrative expenses increased from 5.6% in 2014 to 5.8% in 2015. Total operating expenses increased 1.5%. The primary reasons for the increase in administrative expenses are higher information technology and employee costs, including pension-related costs. The decline in stock compensation expense is primarily due to lower expense associated with restricted stock awards. The decline in legal settlement expense was attributable to certain legal and administrative settlements that occurred in 2014. As described in Note F—Business Segments in the Condensed Consolidated Financial Statements, we recorded legal accruals involving non-insurance matters, partially offset by proceeds for investment litigation. Litigation not related to our direct insurance operations is not considered an insurance administrative expense by Torchmark management and is removed from its analysis of core insurance operations in its segment reporting.
Investments (excess investment income), comparing the first nine months of 2015 with the first nine months of 2014. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note F—Business Segments in the Notes to the Condensed Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.4 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per share of $14.79) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.
The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.
Excess Investment Income
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Net investment income	$579,632	$567,569	$12,063	2
Required interest on net insurance policy liabilities	(355,843)	(340,954)	(14,889)	4
Financing costs:
Interest on funded debt	(53,375)	(53,299)	(76)	—
Interest on short-term debt	(4,045)	(3,820)	(225)	6
Total financing costs	(57,420)	(57,119)	(301)	1
Excess investment income	$166,369	$169,496	$(3,127)	(2)
Excess investment income per diluted share	$1.31	$1.27	$0.04	3

Average invested assets (at amortized cost)	$13,636,712	$13,228,138	$408,574	3
Average net insurance policy liabilities (1)	8,517,138	8,185,121	332,017	4
Average debt and preferred securities (at amortized cost)	1,345,264	1,286,113	59,151	5

(1) Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2015 period decreased 2% to $166 million. On a per share basis, excess investment income increased 3% as a result of our share repurchases over the past 12 months. Excess investment income has been negatively impacted during recent years by low interest rates and the turnover of higher yielding assets in the portfolio. This turnover has moderated during recent periods.
Net investment income rose $12 million or 2% in 2015, while average invested assets (with fixed maturities at amortized cost) rose 3% year over year. The effective annual yield on the fixed maturity portfolio was 5.84% in the first nine months of 2015, compared with 5.91% a year earlier. The reduction in the average portfolio yield rate was primarily a result of lower new money yield rates and reinvesting proceeds from bonds that were called or matured in 2015 at yield rates less than the rates we earned on the bonds before they were called or matured. We currently expect that the average turnover of fixed maturity assets during the next five years will not exceed 1% to 3% of the portfolio and that this turnover will not have a material negative impact on investment income.
Net investment income has also been negatively affected in 2015 by the CMS requirement for us to cover Medicare Part D claim costs in the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. Part D claims were significantly higher than expected in 2014. We incurred extensive upfront costs in 2014 that will not be reimbursed by CMS until November 2015, and will continue to front additional significant costs in 2015 that will not be reimbursed until late 2016. We also experience delays from the time certain claims are paid until related drug rebates are received from various pharmaceutical companies. These delays cause a lag in the timing of investable cash flows that result in lower investment income than would have been earned absent the delays. Due to these delays, our net investment income was reduced by approximately $6 million in the first nine months of 2015, and we expect net investment income to be reduced by approximately $2 million for the remainder of 2015.
Should interest rates rise, especially long-term rates, Torchmark would benefit due to higher net investment income on new purchases. We could withstand an increase in interest rates of approximately 55 to 65 basis points before the net unrealized gains on our fixed maturity portfolio as of September 30, 2015 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest-rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.
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
Required interest on net insurance policy liabilities increased $15 million or 4% to $356 million. The increase in required interest correlated with the 4% growth in average net interest-bearing insurance policy liabilities.
Financing costs on our debt remained unchanged at $57 million. More information concerning debt can be found in the Capital Resources section of this report.
Investments (acquisitions), comparing the first nine months of 2015 with the first nine months of 2014. Torchmark’s investment policy calls for investing in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.
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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cost of acquisitions:
Investment-grade corporate securities	$688,117	$492,822
Other	42,027	7,128
Total fixed-maturity acquisitions	$730,144	$499,950
Effective annual yield *	4.71%	4.74%
Average life, in years to:
Next call	27.7	21.1
Maturity	28.7	21.3
Average rating	BBB+	BBB+
* One-year compounded yield on a tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.
Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2015 was as follows:
Invested Assets At September 30, 2015
(Dollar amounts in thousands)

	Amount	% of Total
Fixed maturities(at amortized cost)	$13,166,248	96
Equities (at cost)	776	—
Policy loans	486,042	4
Other long-term investments	8,662	—
Short-term investments	63,663	—
Total	$13,725,391	100
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

Fixed Maturities. The following table summarizes certain information about the major corporate sectors and security types held in our fixed-maturity portfolio at September 30, 2015.
Fixed Maturities by Sector
(Dollar amounts in thousands)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fixed Maturities
					Amortized Cost	Fair Value
Corporates:
Financial - life/health/P&C insurance	$1,892,315	$242,456	$(16,273)	$2,118,498	14	15
Financial - bank	566,618	68,747	(4,887)	630,478	4	4
Financial - other	612,203	77,865	(28,105)	661,963	5	5
Subtotal financial	3,071,136	389,068	(49,265)	3,410,939	23	24
Utilities	2,133,876	275,854	(21,681)	2,388,049	16	17
Energy	1,538,147	89,072	(111,771)	1,515,448	12	11
Basic materials	1,041,396	44,366	(77,969)	1,007,793	8	7
Consumer, non-cyclical	1,031,962	99,805	(22,647)	1,109,120	8	8
Transportation	597,053	52,039	(20,760)	628,332	5	4
Communications	523,937	47,561	(11,812)	559,686	4	4
Consumer, cyclical	443,623	35,162	(2,829)	475,956	3	3
Other industrials	1,010,169	84,272	(27,808)	1,066,633	8	8
Total corporates	11,391,299	1,117,199	(346,542)	12,161,956	87	86

Other fixed maturities:
Government (US, municipal, and foreign)	1,689,711	141,046	(7,074)	1,823,683	13	13
Collateralized debt obligations	63,960	16,745	(8,593)	72,112	—	1
Other asset-backed securities	16,318	830	0	17,148	—	—
Mortgage-backed securities*	4,960	341	(1)	5,300	—	—
Total fixed maturities	$13,166,248	$1,276,161	$(362,210)	$14,080,199	100	100

* Includes GNMA's
At September 30, 2015, fixed maturities had a fair value of $14.1 billion, compared with $14.5 billion at December 31, 2014. The net unrealized gain position in the fixed-maturity portfolio decreased from $1.7 billion at December 31, 2014 to $914 million at September 30, 2015, primarily as a result of an increase in market interest rates. The September 30, 2015 net unrealized gain consisted of gross unrealized gains of $1.3 billion offset by $362 million of gross unrealized losses, compared with the December 31, 2014 net unrealized gain which consisted of a gross unrealized gain of $1.7 billion and a gross unrealized loss of $79 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 87% of amortized cost and 86% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government, U.S. municipalities, and foreign governments. The Company holds insignificant amounts in collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2015, the financial, utility, and energy sectors represented approximately 23%, 16%, and 12%, respectively, of fixed maturities at amortized cost and 24%, 17%, and 11%, respectively, of fixed maturities at fair value. Otherwise, no single sector represented more than 10% of the corporate fixed maturity portfolio at either amortized cost or fair value. The total fixed maturity portfolio consists of 560 issuers, with 204 issuers within the financial, utility, and energy sectors.

The net unrealized gain of the fixed maturity portfolio decreased $755 million from December 31, 2014. The financial, utility, energy and basic materials sectors experienced declines of $119 million, $122 million, $175 million, and $112 million, respectively, in net unrealized gains from December 31, 2014 to September 30, 2015. The fair values of the financial, utility, energy, and basic materials sectors declined approximately 5%, 7%, 9%, and 6%, respectively, while the fair value of the entire portfolio declined 3% for the period. The current low price of oil and other commodities is putting some pressure on some of our holdings in the energy and basic materials sectors. While a sustained period of low prices might lead to some downgrades in ratings, we don't expect to incur any losses from defaults in the foreseeable future.
An analysis of the fixed-maturity portfolio at September 30, 2015 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$686,903	5	$712,491	5
AA	1,374,644	10	1,530,320	11
A	3,959,184	31	4,447,428	32
BBB+	2,643,677	20	2,856,488	20
BBB	2,932,705	22	3,024,219	21
BBB-	1,001,380	8	1,001,705	7
Investment grade	12,598,493	96	13,572,651	96
Below investment grade:
BB	341,365	2	288,076	2
B	125,068	1	104,928	1
Below B	101,322	1	114,544	1
Below investment grade	567,755	4	507,548	4
	$13,166,248	100	$14,080,199	100
Of the $13.2 billion of fixed maturities at amortized cost as of September 30, 2015, $12.6 billion or 96% were investment grade with an average rating of A-. Below-investment-grade bonds were $568 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 15% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2015. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2014.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first nine months of 2015 is as follows:
(Dollar amounts in thousands)

Balance as of December 31, 2014	$560,890
Downgrades by rating agencies	95,941
Upgrades by rating agencies	(42,782)
Disposals	(49,671)
Amortization and other	3,377
Balance as of September 30, 2015	$567,755

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposure to European Sovereign debt consisting of $5 million in German government bonds at September 30, 2015. We have no direct exposure to Greek sovereign debt and we have no exposure to companies that do business primarily in Greece.
Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	September 30, 2015	December 31, 2014	September 30, 2014
Average annual effective yield (1)	5.82%	5.89%	5.90%
Average life, in years, to:
Next call (2)	18.0	17.8	17.9
Maturity (2)	20.4	20.5	20.7
Effective duration to:
Next call (2)(3)	10.4	10.9	10.8
Maturity (2)(3)	11.4	12.0	11.9

(1)	Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

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

Realized Gains and Losses, comparing the first nine months of 2015 with the first nine months of 2014. As discussed in Note F—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.
    The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2015		2014
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$(61)	$—	$9,993	$0.08
Investments called or tendered	4,701	0.04	365	—
Other	477	—	(145)	—
Total	$5,117	$0.04	$10,213	$0.08

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
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first nine months of 2015, the Parent Company received $315 million of cash dividends from subsidiaries, compared with $345 million in 2014. For the full year 2015, cash dividends from subsidiaries are expected to total approximately $466 million.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At September 30, 2015, the Parent Company had $140 million of invested cash and net intercompany receivables. The credit facility is discussed below under the caption “Short-term borrowings.”
Short-term borrowings. We have a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. Up to $250 million in letters of credit can be issued against the new facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility terminates in July 2019 and has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of September 30, 2015, we were in full compliance with these covenants.
Included in short-term debt is the commercial paper outstanding, noted above, as well as the current maturity of long-term debt. At September 30, 2015, we had $250 million par value of our 6 3/8% Senior Note due in June 15, 2016 classified as short-term debt.
The following table presents certain information about our commercial paper borrowings.
Short-term Borrowings - Credit Facility
(Dollar amounts in thousands)

	At
	September 30, 2015	December 31, 2014	September 30, 2014
Balance of commercial paper at end of period (par value)	$368,868	$238,450	$290,500
Annualized interest rate	0.48%	0.32%	0.26%
Letters of credit outstanding	$198,000	$198,000	$198,000
Remaining amount available under credit line	183,132	313,550	261,500

	For the Nine Months Ended September 30,
	2015	2014
Average balance of commercial paper outstanding during period (par value)	$353,596	$295,089
Daily-weighted average interest rate (annualized)	0.40%	0.23%
Maximum daily amount outstanding during period (par value)	$458,110	$340,000
Our balance of commercial paper outstanding at September 30, 2015 was $369 million compared with $238 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the nine-month periods ended September 30, 2015 and 2014.
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
Consolidated liquidity. Consolidated net cash inflows from operations were $730 million in the first nine months of 2015, compared with $644 million in the same period of 2014. Our companies received $174 million in investment calls and tenders and $169 million in scheduled maturities or repayments during the 2015 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short term investments were $123 million at September 30, 2015, compared with $82 million at December 31, 2014. In addition to these liquid assets, the entire $14.1 billion (fair value at September 30, 2015) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed-income and equity securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A . We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
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
During the quarter, Standard and Poor's (S&P) formally reviewed our operations and financial outlook. Based on their review, they revised their outlook from negative to stable and confirmed our "AA-" financial strength ratings at our insurance subsidiaries and Torchmark Corporation's senior debt "A" credit rating. We intend to maintain adequate capital levels for S&P, and will address their capital levels in conjunction with the refinancing of our $250 million senior debt maturing in June 2016. We do not expect that any changes to our capital position, to maintain adequate capital levels for S&P, will have any significant impact on our share repurchase program or our financial results in future periods.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above and current maturities of funded debt), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $744 million at September 30, 2015 and $992 million at December 31, 2014. An analysis of long-term debt issues outstanding is as follows at September 30, 2015.

Long Term Debt at September 30, 2015
(Dollar amounts in millions)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Senior Notes	2019	9.250		$292.7	$290.9	$362.2
Senior Notes (1)	2022	3.800		150.0	147.8	152.1
Notes	2023	7.875		165.6	163.9	208.2
Junior Subordinated Debentures	2052	5.875		125.0	120.9	126.0
Junior Subordinated Debentures	2036	3.637	(2)	20.0	20.0	20.0
Total long-term debt				$753.3	$743.5	$868.5

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

(2)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
Torchmark has a 6 3/8% Senior Note that matures on June 15, 2016 with a par value and book value of $250 million. As this issue matures within one year, it has been reclassified to be included in short term debt.
As previously noted under the caption Highlights in this report, we acquired 4.9 million of our outstanding common shares under our share repurchase program during the first nine months of 2015. These shares were acquired at a cost of $276 million (average of $56.50 per share), compared with purchases of 5.5 million shares at a cost of $288 million in the first nine months of 2014.
On September 14, 2015, the Company announced that it had declared a quarterly dividend of $.135 per share which was paid on October 30, 2015.
Shareholders’ equity was $4.3 billion at September 30, 2015. This compares with $4.7 billion at December 31, 2014 and $4.5 billion at September 30, 2014. During the nine months since December 31, 2014, shareholders’ equity decreased by $488 million of after-tax unrealized losses in the fixed-maturity portfolio, as interest rates have increased over the period. In addition, share purchases of $276 million noted above during the period reduced shareholders’ equity. These decreases to shareholders' equity were offset by net income of $394 million.
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
Selected Financial Data

	At
	September 30, 2015		December 31, 2014		September 30, 2014
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities (millions)	$14,080	$914	$14,493	$1,669	$14,153	$1,425
Deferred acquisition costs (millions) (2)	3,585	(12)	3,472	(16)	3,434	(17)
Total assets (millions)	20,119	902	20,215	1,653	19,871	1,408
Short-term debt (millions)	618	—	238	—	290	—
Long-term debt (millions)	744	—	992	—	992	—
Shareholders’ equity (millions)	4,283	587	4,697	1,074	4,530	915

Book value per diluted share	34.21	4.68	36.19	8.28	34.55	6.98
Debt to capitalization (3)	24.1%	(2.8)%	20.8%	(4.6)%	22.1%	(4.1)%

Diluted shares outstanding (thousands)	125,202		129,812		131,106
Actual shares outstanding (thousands)	123,717		127,930		129,268

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1, formerly SFAS 115.

(2)	Includes the value of insurance purchased.

(3)
Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 11.2 times in the 2015 nine months, compared with 11.3 times in the 2014 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.
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
Revenue Recognition: In August 2015, the FASB issued Accounting Standards Update No. 2015-14 Revenue from Contracts with Customers (ASU 2015-14) as a deferral to the original standard ASU 2014-09 of one year, making it effective for annual reporting periods beginning on or after December 15, 2017 while providing for early adoption, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of guidance to the consolidated financial statements.

Defined Benefit Pension Plans: The FASB issued Accounting Standards Update No. 2015-12 Plan Accounting: Defined Pension Plans, Defined Contribution Pension Plans, Health and Welfare Benefit Plans: (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (Consensuses of the FASB Emerging Issues Task Force) (ASU 2015-12) which is a three part standard that is expected to 1) Change the measurement of fully benefit-responsive investment contracts from fair value to contract value, 2) Simplify disclosures related to plan investments, and 3) Provide a measurement date practical expedient. ASU 2015-12 will be effective for Torchmark beginning in calendar year 2016. The Company is currently evaluating this new guidance, but does not expect a material impact on the consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2015.
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
As of the end of the fiscal quarter completed September 30, 2015, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
As of the date of this Form 10-Q for the quarter ended September 30, 2015, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

As previously reported, litigation was filed on February 10, 2015 against Torchmark subsidiary, Globe Life And Accident Insurance Company in Oklahoma County, Oklahoma District Court (Proctor v. Globe Life And Accident Insurance Company, Case No. CJ-2015-838) asserting claims for breach of the implied covenants of good faith and fair dealing and for false representation, deceit and conversion in connection with Globe’s denial of plaintiff’s claim on a life insurance policy for non-payment of premium. Plaintiff, who had alleged that Globe had improperly retained 12 monthly premium payments on a policy that was treated as lapsed or not returned to in-force status, seeks actual and punitive damages, prejudgment interest, attorney fees, costs and other relief. Plaintiff subsequently amended his complaint to add allegations of conversion and civil theft on behalf of a purported class of Globe’s U.S. policyholders who had paid premiums retained by Globe when their policies were lapsed and not reinstated at the time of the premium payments. Globe removed the case to the U.S. District Court for the Western District of Oklahoma (Case No. 15-CV-0070-M) on July 10, 2015 and filed a Motion to Dismiss on July 17, 2015. The Court denied plaintiff’s Motion to Remand back to state court on October 26, 2015, but will allow the plaintiff to amend the complaint to assert a putative class action in federal court.

Item 1A. Risk Factors
Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)	Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	436,986	$59.75	436,986
August 1-31, 2015	1,393,994	59.94	1,393,994
September 1-30, 2015	155,204	56.91	155,204
At its August 5, 2015 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(11)	Statement re Computation of Per Share Earnings
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended September 30, 2015

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 6, 2015	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: November 6, 2015	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: November 6, 2015	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer