Form 10-K
period 2015-12-31
TORCHMARK CORP
filed 2016-02-26
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
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
Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,291,560,829 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2016
Common Stock, $1.00 par value per share	121,264,589 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2016 (Proxy Statement)	Part III

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to working families.	6,552 producing agents in the U.S., Canada, and New Zealand.
Globe Life Direct Response	Globe Life And Accident Insurance Company Oklahoma City, Oklahoma	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement to middle-income Americans.	Direct mail, internet, television, magazine; nationwide.
Family Heritage Exclusive Agency	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to middle-income families.	911 captive agents in the U.S.
Liberty National Exclusive Agency	Liberty National Life Insurance Company McKinney, Texas	Individual life and supplemental health insurance marketed to middle-income families.	1,478 producing agents in the U.S.
United American Independent Agency	United American Insurance Company McKinney, Texas	Medicare Supplement coverage to Medicare beneficiaries and, to a lesser extent, supplemental limited-benefit health coverage to people under age 65.	3,893 independent producing agents in the U.S.

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

	Annualized Premium in Force (Amounts in thousands)
	2015	2014	2013
Whole life:
Traditional	$1,378,290	$1,296,403	$1,235,904
Interest-sensitive	50,808	54,490	58,549
Term	642,599	619,782	591,628
Other	78,801	73,870	69,320
	$2,150,498	$2,044,545	$1,955,401

The distribution methods for life insurance products include sales by direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	Annualized Premium in Force (Amounts in thousands)
	2015	2014	2013
Globe Life Direct Response	$757,518	$721,261	$688,866
Exclusive agents:
American Income	880,021	807,935	749,165
Liberty National	284,597	285,201	287,079
Independent agents:
United American	14,488	15,831	17,846
Other	213,874	214,317	212,445
	$2,150,498	$2,044,545	$1,955,401

Health Insurance

Torchmark offers limited-benefit supplemental health insurance products that include primarily critical illness and accident plans. These policies are designed to supplement health coverage that applicants already own. Medicare Supplements are also offered to enrollees in the traditional fee-for-service Medicare program. Medicare Supplement plans are standardized by federal regulation and are designed to pay deductibles and co-payments not paid by Medicare.

On February 4, 2016, Torchmark announced that management has committed to a plan to sell its Medicare Part D business during the calendar year 2016.  Torchmark no longer wishes to emphasize its Medicare Part D business due to declining margins, increased risks, higher drug costs, and increased administrative and compliance costs. Management believes this sale will allow the Company to better focus on its core protection life and health insurance businesses.  As the historical results for the Medicare Part D business are accounted for as discontinued operations, all business results and  relevant forward looking statements of the Company are reported as continuing operations.  For further discussion of the disposition of the Medicare Part D business, see Note 6—Discontinued Operations in the Notes to the Consolidated Financial Statements.

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2015 by product category.

	Annualized Premium in Force (Amounts in thousands)
	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$498,696	51	$488,142	52	$435,788	49
Limited-benefit plans	474,346	49	459,181	48	451,656	51
	$973,042	100	$947,323	100	$887,444	100

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2015 by marketing (distribution) method.

	Annualized Premium in Force (Amounts in thousands)
	2015	2014	2013
Globe Life Direct Response	$72,423	$72,659	$55,270
Exclusive agents:
Liberty National	216,139	226,599	240,581
American Income	74,058	71,942	71,354
Family Heritage	234,120	217,742	201,054
Independent agents:
United American	376,302	358,381	319,185
	$973,042	$947,323	$887,444

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ended December 31, 2015 comprised less than 1% of premium.

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

Reserves

The life insurance policy reserves reflected in Torchmark’s financial statements as future policy benefits are calculated based on generally accepted accounting principles (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Torchmark’s reserves are reported in Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 96% of total investments at fair value at December 31, 2015. (See Note 4—Investments in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Personnel

At the end of 2015, Torchmark had 3,115 employees.

Item 1A. Risk Factors

Risks Related to Our Business

Product Marketplace and Operational Risks:

The insurance industry is a regulated industry, populated by many firms. We operate in the life and health insurance sectors of the insurance industry, each with its own set of risks.

The development and maintenance of our various distribution systems are critical to growth in product sales and profits. As our life and health insurance sales are primarily made to individuals, rather than groups, and the face amounts sold are lower than that of policies sold in the higher income market, the development, maintenance, and retention of adequate numbers of producing agents and Globe Life Direct Response systems to support growth of sales in this market are critical. Adequate compensation that is competitive with other career opportunities and that also motivates producing agents to increase sales is critical. In Globe Life Direct Response, continuous development of new offerings and cost efficiency are key. Less than optimum execution of these strategies may result in reduced sales and profits.

Economic conditions may materially adversely affect our business and results of operations. We serve primarily the middle-income market for individual protection life and health insurance and, as a result, we compete directly with alternative uses of a customer’s disposable income. If disposable income within this demographic group declines or the use of disposable income becomes more limited, as a result of a significant, sustained economic downturn or otherwise, then new sales of our insurance products could become more challenging, and our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Economic conditions could also impact our investment portfolio as discussed under Investment Risks below.

Variations in expected to actual rates of mortality, morbidity, and persistency could materially negatively affect our results of operations and financial condition. We establish a liability for our policy reserves to pay future policyholder benefits and claims. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity, and persistency as well as the timing of premium and benefit payments. Even though our actuaries continually test expected-to-actual results, actual levels that occur may differ significantly from the levels assumed when premium rates were first set. Accordingly, we cannot determine with precision the ultimate amounts of claims or benefits that we will pay or the timing of such payments. Significant variations from the levels assumed when policy reserves are first set could require policy obligations to be increased and negatively affect our profit margins and income.

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

Reputational Risk:

Damage to the reputation of Torchmark or its subsidiaries could affect our ability to conduct business. Negative publicity through traditional media, internet, social media, and other public forums could damage our reputation and adversely impact our agent recruiting efforts, the ability to market our products, and the persistency of our block of inforce policies.

Life Insurance Marketplace Risk:

Our life products are sold in selected niche markets. We are at risk should any of these markets diminish. We have two life distribution channels that focus on distinct market niches: labor union members and sales via Globe Life Direct Response solicitation. Deterioration of our relationships with organized labor or adverse changes in the public’s receptivity to unsolicited Globe Life Direct Response marketing could negatively affect this business.

Health Insurance Marketplace Risks:

The health insurance market is subject to substantial legislative scrutiny. Legislative changes could impact our Medicare Supplement and other supplemental health businesses. The nature and timing of any such changes cannot be predicted and could have a material adverse effect on that business.

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

Difficulties in the business of particular issuers or in industries in which we hold investments could cause significant downgrades, delinquencies and defaults in our investment portfolio, potentially resulting in lower net investment income and increased realized and unrealized investment losses. A default by an issuer could result in a significant other-than-temporary impairment of that investment, causing us to write the investment down and take a charge against net income. The risk of default is higher for bonds with longer-term maturities, which we acquire in order to match our long-term insurance obligations. We attempt to reduce this risk by purchasing only investment grade securities and by carefully evaluating an issuer before entering into an investment. We cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments, on a timely basis or at all. Significant downgrades of issuers could negatively impact our risk-based capital ratios, leading to potential downgrades by our rating agencies, potential reduction in future dividend capacity, and/or higher financing costs at the holding company should additional statutory capital be required. Material other-than-temporary impairments could reduce our statutory surplus, leading to lower risk-based capital ratios, potential downgrades of our ratings by rating agencies and a potential reduction of future dividend capacity from our insurance subsidiaries. While we intend to hold our investments until maturity, a severe increase in defaults could cause us to suffer a significant decrease in investment income or principal repayments, resulting in substantial realized losses from the write downs of impaired investments. Current net income would be negatively impacted by the write downs, and prospective net income would be adversely impacted by the loss of future interest income.

Declines in interest rates could negatively affect income. Declines in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the discount rates used to calculate the net policy liabilities. While we attempt to manage our investments to preserve the excess investment income spread, we provide no assurance that a significant and persistent decline in interest rates will not materially affect such spreads. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. These calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower rates.

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

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Record and Consumer Protection Act of 2010 has established a Federal Insurance Office (FIO) within the

Department of the Treasury, and the Affordable Care Act and a Financial Stability Oversight Council (FSOC) created the Center for Consumer Information and Insurance Oversight (CCIIO), originally established under the Department of Health and Human Services and subsequently transferred to the Centers for Medicare and Medicaid Services (CMS). The creation of these insurance regulatory offices may indicate that the federal government intends to play a larger role in the direct oversight or regulation of the insurance industry. We cannot predict what impact, if any, the FIO, FSOC and CCIIO, as well as any other proposals for federal oversight or regulation of insurance could have on our business, results of operations, or financial condition.

Changes in U.S. federal income tax law could increase our tax costs. Changes to the Internal Revenue Code, administrative rulings, or court decisions affecting the insurance industry, including the products it offers, could increase our effective tax rate and lower our net income, or negatively affect our ability to sell some of our products.

Changes in accounting standards issued by accounting standard-setting bodies may affect our financial statements, reduce our reported profitability, and change the timing of profit recognition. Our financial statements are subject to the application of generally accepted accounting principles in the United States of America (GAAP), which principles are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. Further, standard setters have a full agenda of unissued topics under review at any given time, any of which have the potential to negatively impact our profitability.

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

Information Security and Technology Risk:

A security breach, the introduction of malware in our computing environment, employee error or malfeasance, unauthorized access, a natural or man-made disaster, or other unanticipated event could compromise the information security systems of Torchmark or its subsidiaries, and could damage our business and adversely affect our financial condition and results of operations.

A failure in our information security systems could result in a loss or disclosure of confidential information, damage to our reputation, loss of cash flow and impairment of our ability to conduct business effectively. In some cases we may not become aware of such incident for some time after it occurs, which could increase our exposure.

Anyone who is able to circumvent our security measures could access, view, misappropriate, alter or delete confidential information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information. Any such breach of confidential information could damage our reputation in the marketplace, deter people from purchasing our products, result in the loss of existing customers, subject us to significant civil and criminal liability, and require us to incur significant technical, legal and other expenses.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2015, Torchmark had no unresolved staff comments.

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

Globe leases a 30,300 square foot office area in the City Place Tower building located in downtown Oklahoma City, Oklahoma. Globe also leases 11,000 square feet at a nearby facility used for storage. Globe Marketing Services, a subsidiary of Globe, owns a 133,000 square foot facility in Oklahoma City which houses the Globe Life Direct Response operation.

American Income owns and is the sole occupant of an office building located in Waco, Texas. The two-floored building contains 70,000 square feet. American Income also has leased 10,800 square feet in a building across the street from the main office building. American Income Marketing Services, a subsidiary of American Income, owns a 43,000 square foot facility located in Waco, Texas, housing American Income’s direct response operation. American Income also leases office space throughout the United States to support its marketing operations.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 2,915 shareholders of record on December 31, 2015, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are presented in the following table.

		2015 Market Price		Dividends Per Share
Quarter		High	Low
1		$55.66	$50.07	$0.1267
2		59.15	54.98	0.1350
3		63.12	55.62	0.1350
4		61.19	55.36	0.1350
Year-end closing price	$57.16
		2014 Market Price		Dividends Per Share
Quarter		High	Low
1		$53.51	$48.37	$0.1133
2		55.07	50.97	0.1267
3		55.68	52.37	0.1267
4		55.42	50.32	0.1267
Year-end closing price	$54.17

The line graph shown below compares Torchmark’s cumulative total return on its common stock with the cumulative total returns of the Standard and Poor’s 500 Stock Index (S&P 500) and the Standard and Poor’s Life & Health Insurance Index (S&P Life & Health Insurance). Torchmark is one of the companies whose stock is included within both the S&P 500 and the S&P Life & Health Insurance Index.
*100 invested on 12/31/10 in stock or index, including reinvestment of dividends. (Copyright © 2016 S&P, a division of McGraw Hill Financial.)

(c) Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2015

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015	400,649	$56.95	400,649
November 1-30, 2015	447,661	59.69	447,661
December 1-31, 2015	657,764	59.17	657,764

On August 5, 2015, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be purchased.

Item 6. Selected Financial Data
The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:
(Amounts in thousands except per share and percentage data)

Year ended December 31,	2015	2014	2013	2012	2011
Premium revenue:
Life	$2,073,065	$1,966,300	$1,885,332	$1,808,524	$1,726,244
Health	925,520	869,440	863,818	730,019	733,783
Other	135	400	532	559	608
Total	2,998,720	2,836,140	2,749,682	2,539,102	2,460,635
Net investment income(1)	773,951	758,286	734,650	716,132	707,305
Realized investment gains (losses)	(8,791)	23,548	7,990	37,833	25,904
Total revenue(1)	3,766,065	3,620,095	3,494,253	3,294,644	3,195,995
Income from continuing operations	516,293	528,074	507,205	509,297	483,237
Income from discontinued operations, net of tax	10,807	14,865	21,267	20,027	14,379
Loss on disposal, net of tax	—	—	—	—	(455)
Net income	527,100	542,939	528,472	529,324	497,161
Per common share:
Basic earnings:
Income from continuing operations	4.13	4.04	3.68	3.51	2.98
Income (loss) from discontinued operations	0.08	0.11	0.16	0.14	0.08
Net income	4.21	4.15	3.84	3.65	3.06
Diluted earnings:
Income from continuing operations	4.07	3.98	3.63	3.47	2.93
Income (loss) from discontinued operations	0.09	0.11	0.16	0.13	0.09
Net income	4.16	4.09	3.79	3.60	3.02
Cash dividends declared	0.54	0.51	0.45	0.40	0.31
Cash dividends paid	0.53	0.49	0.44	0.38	0.30
Basic average shares outstanding	125,095	130,722	137,647	144,921	162,417
Diluted average shares outstanding	126,757	132,640	139,564	146,848	164,723
As of December 31,	2015	2014	2013	2012	2011
Cash and invested assets(2)	$14,405,073	$15,058,996	$13,456,944	$14,155,919	$12,437,699
Total assets(2)	19,853,213	20,272,259	18,217,757	18,810,132	16,611,781
Short-term debt	490,129	238,398	229,070	319,043	224,842
Long-term debt(3)	743,733	992,130	990,865	989,686	914,282
Shareholders' equity	4,055,552	4,697,466	3,776,342	4,361,786	3,859,631
Per diluted share	32.71	36.19	27.66	30.56	25.27
Effect of fixed maturity revaluation on diluted equity per share(4)	2.62	8.28	1.81	7.07	3.96
Annualized premium in force:
Life(2)	2,150,498	2,044,545	1,955,401	1,895,017	1,813,705
Health(2)	973,042	947,323	887,444	902,753	733,406
Total	3,123,540	2,991,868	2,842,845	2,797,770	2,547,111
Basic shares outstanding	122,370	127,930	134,252	141,353	150,869
Diluted shares outstanding	123,996	129,812	136,537	142,707	152,712
Note: Certain balances were retrospectively adjusted to give effect to the discontinued continued operations presentation as described in Note 6-Discontinued Operations.
(1) Net investment income retrospectively adjusted to give effect to the adoption of new accounting guidance as described in Note 1- Significant Accounting Policies under the caption "Low-Income Housing Tax Credit Interests."
(2) At December 31, 2012, cash and invested assets included $615 million, total assets included $869 million, annualized life premium in force included $949 thousand, and annualized health premium in force included $188 million, representing the business acquired in the acquisition of Family Heritage in 2012.
(3) Includes Torchmark's 7.1% Junior Subordinated Debentures reported as "Due to affiliates" on the Consolidated Balance Sheet at year end 2011 in the amount of $123.7 million.
(4) There is an accounting rule (ASC 320-10-35-1, Investments- Debt and Equity Securities) requiring available-for-sale fixed maturities to be revalued at fair value each period. The effect of this rule on diluted equity per share reflects the amount added or (deducted) under this rule to produce GAAP Shareholders’ equity per share. See discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and Torchmark’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

How Torchmark Views Its Operations: Torchmark is the holding company for a group of insurance companies which market primarily individual life, and supplemental health insurance to middle income households throughout the United States. We view our operations by segments, which are the insurance product lines of life, health, and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment.

Insurance Product Line Segments. As fully explained in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, the insurance product line segments involve the marketing, underwriting, and the administration of policies. Each product line is further segmented by the various distribution units that market the insurance policies. Each distribution unit operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution units within the segment, the measure of profitability used by management is the underwriting margin, which is:

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

The tables in Note 14—Business Segments in the Notes to the Consolidated Financial Statements reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ended December 31, 2015. Additionally, this Note provides a summary of the profitability measures that demonstrates year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2015	2014	2013	2015 Change	%	2014 Change	%
Life insurance underwriting margin	$569,402	$556,489	$545,059	$12,913	2	$11,430	2
Health insurance underwriting margin	204,377	199,319	196,507	5,058	3	2,812	1
Annuity underwriting margin	4,568	4,312	3,939	256	6	373	9
Excess investment income	219,504	224,364	218,161	(4,860)	(2)	6,203	3
Other insurance:
Other income	2,379	2,354	2,208	25	1	146	7
Administrative expense	(186,191)	(174,832)	(175,651)	(11,359)	6	819	—
Corporate and adjustments	(37,667)	(40,362)	(34,137)	2,695	(7)	(6,225)	18
Pre-tax total	776,372	771,644	756,086	4,728	1	15,558	2
Applicable taxes	(253,459)	(252,041)	(246,686)	(1,418)	1	(5,355)	2
After-tax total, before discontinued operations	522,913	519,603	509,400	3,310	1	10,203	2
Discontinued operations (after tax)(1)	10,807	14,865	21,267	(4,058)	(27)	(6,402)	(30)
Total	533,720	534,468	530,667	(748)	—	3,801	1
Realized gains (losses)—investments (after tax)	(5,714)	15,306	3,965	(21,020)		11,341
Family Heritage acquisition finalization adjustments (after tax)	—	—	522	—		(522)
Legal settlement expenses (after tax)	—	(1,519)	(5,931)	1,519		4,412
Guaranty Fund assessment (after tax)	—	—	(751)	—		751
Administrative settlements (after tax)	(906)	(5,316)	—	4,410		(5,316)
Net income	$527,100	$542,939	$528,472	$(15,839)	(3)	$14,467	3
(1) Income from discontinued operations (after tax) is included for purposes of reconciling to net income.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations: Net income was $527 million in 2015, compared with $543 million in 2014. Net income increased in 2014 from $528 million in 2013. On a diluted per share basis, 2015 net income rose 2% to $4.16 after an 8% increase in 2014. Net income per diluted share in 2014 rose to $4.09 from $3.79 in 2013. The per-share results have exceeded the growth in dollar amounts due to our share repurchase program. Also, each year’s per share net income was affected by realized investment gains, which were $(0.05), $0.12, and $0.03, in 2015, 2014 and 2013, respectively. More information concerning realized investment gains and losses can be found under the caption Realized Gains and Losses in this report where there is a more complete discussion. Also, as explained in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, we do not consider non-operating items which are not related to the current ongoing reporting performance of our segments to be part of our segment operating income.

Management has committed to a plan to sell the Medicare Part D business in 2016. Torchmark no longer emphasizes its Medicare Part D business due to declining margins, increased risks, higher drug costs, and increased administrative and compliance costs. Management believes this sale will allow the Company to better focus on its core protection life and health insurance businesses as well as provide additional capital to invest. The Medicare Part D business met the criteria for discontinued operations in accordance with applicable accounting guidance, and as such, the business is reflected as discontinued operations in the financial statements. As this business has been classified as held for sale and its operations are discontinued, the financial results of this business are excluded from Torchmark's continuing operations. For more information, refer to Note 6—Discontinued Operations in the Notes to the Consolidated Financial Statements.

As shown in the above chart, after-tax segment results of continuing operations rose each year over the prior year from $509 million in 2013 to $520 million in 2014 to $523 million in 2015. The primary contributor to the growth in both 2015 and 2014 was the underwriting margin in our life insurance segment, in which margins rose $13 million in 2015 and $11 million in 2014. The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented. Also contributing to growth in income in both years was our health insurance segment, which provided $5 million of additional margin in 2015 and $3 million in 2014.

Excess investment income, the measure of profitability of our investment segment, decreased to $220 million or 2% from the prior year amount of $224 million. In 2014, excess investment income increased 3%. Although interest rates increased slightly in 2015, the low interest rate environment continued to pressure investment yields and spreads related to required interest on net policy liabilities throughout the three-year period. Excess investment income has also been hampered by a lag in government reimbursements of Medicare Part D costs. The impact of the lost investment income from delayed receipt of reimbursements is reflected in income from continuing operations rather than discontinued operations in accordance with applicable accounting rules. As noted previously, the Medicare Part D business has been classified as discontinued operations. In 2015 and 2014, the timing of cash flows in the Medicare Part D business had a negative impact on excess investment income, pre-tax of approximately $8 million and $5 million, respectively.

Total revenues rose 4% in 2015 to $3.8 billion, or $146 million over the prior year total of $3.6 billion. Life premium rose 5% or $107 million in 2015 to $2.1 billion. Life premium increased $81 million in 2014 to $2.0 billion. Net investment income rose $24 million or 3% in 2014, and rose 2% or $16 million in 2015. Health premium increased 6% to $926 million in 2015 and contributed $56 million to 2015 revenue growth, after having gained 1% to $869 million in 2014. Health premium contributed $6 million to 2014 revenue growth.

Life insurance premium and underwriting margins have grown steadily in each of the three years ended December 31, 2015. The increase in life premium was driven by sales growth and improvements in persistency. While premium and underwriting margins grew, margin as a percent of premium fell slightly in 2015 to 27%, after decreasing from 29% to 28% from 2013 to 2014. These fluctuations were due primarily to higher than expected claims. Net life sales increased 9% in 2015 to $412 million after increasing 12% in 2014. The life insurance segment is discussed further in this report under the caption Life Insurance.

With regard to health insurance, we primarily market Medicare Supplement insurance and limited-benefit products including critical illness and accident products. In 2013 and 2014, the limited-benefit health premiums have exceeded the Medicare supplement premiums due to the inclusion of Family Heritage at the end of 2012. In late 2014, we experienced an unusually large volume of group sales of our Medicare Supplement product. As a result of increased growth in group sales, the Medicare Supplement premiums increased $43 million, which exceeded the limit-benefit premiums. Health insurance premium income increased 6% to $926 million in 2015. Health net sales fell 13% to $156 million during 2015, as a result of a 29% decrease in Medicare Supplement sales. First-year collected health premium rose 32% to $157 million from the prior year total of $119 million. The decrease in 2015 Health net sales and increase in 2015 first-year collected premium was reflective of the previously mentioned large volume of group sales in 2014. Health margins declined to 22%, with underwriting income increasing to $204 million for 2015. Margins were $199 million for the same period in 2014. The 2015 change was due to lower pricing margins on the group business sold in 2014.

We do not currently market annuities. See the caption Annuities for discussion of the Annuity segment.

The investment segment’s pretax profitability, or excess investment income, is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to insurance products), and financing costs. In 2015, net investment income rose 2%, compared with 3% in 2014. At the same time, our investment portfolio grew 3% in both 2015 and 2014. In recent years, net investment income has not grown as fast as the portfolio due to new investments being made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed of. Also, there is sometimes a lag between the time when proceeds from maturities and dispositions are received and when the proceeds are reinvested, during which the funds are held in cash. Growth in total investment income is also somewhat negatively affected by Torchmark’s share repurchase program (described later under this caption), which has diverted cash that could have otherwise been used to acquire investments. In 2015 and 2014, net investment income was negatively impacted by our Medicare Part D business. Under the program, we are required to cover certain claim costs in the current period that are the federal government’s responsibility, but are not reimbursed until late in the next calendar year. This delay in reimbursement reduced our funds available for investment in 2015 and 2014, resulting in reduced investment income in both periods.

The interest required on net policy liabilities is deducted from net investment income, and generally grows in conjunction with the net policy liabilities that are supported by the invested assets. The lower new-money yields resulting from the low-interest-rate environment noted above have compressed excess investment income as required interest has continued to grow at approximately the same rate that net policy liabilities have grown. Financing costs, which consist of the interest required for debt service on our long and short-term debt, are also deducted from net investment income. Financing costs in 2015 were up slightly to $77 million from $76 million in 2014. This increase was primarily the result of increased short term borrowings coupled with slightly higher short term interest rates. The 2014 decline resulted from the maturity and repayment in 2013 of our $94.5 million principal amount 7.375% Notes.

Torchmark’s current investment policy regarding fixed maturities limits new fixed maturity acquisitions to investment-grade securities generally with longer maturities (often exceeding twenty years) that meet our quality and yield objectives. Approximately 96% of our invested assets at fair value consist of fixed maturities of which 96% were investment grade at December 31, 2015. The average quality rating of the portfolio was A-. The portfolio contains no securities backed by sub prime or Alt-A mortgages, no direct investment in residential mortgages, no credit default swaps, or other derivative contracts. See the analysis of excess investment income and investment activities under the caption Investments in this report and Note 4—Investments in the Notes to the Consolidated Financial Statements for a more detailed discussion of this segment.

Insurance administrative expenses were up 6.5% in 2015 when compared with the prior year period. The primary reasons for the increase in administrative expenses are higher information technology and employee costs, including pension-related costs. Stock compensation expense declined $4 million in 2015 to $28.7 million compared with an increase of $7 million in 2014 to $32.2 million. The decline in stock compensation expense in 2015 resulted primarily from lower expense associated with performance shares as well as lower option values on 2015 option awards.

In each of the years 2013 through 2015, net income was affected by certain significant, unusual, and nonrecurring nonoperating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. Accordingly, as described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, we remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such matters from our segment analysis for current periods.

Torchmark has in place an ongoing share repurchase program which began in 1986. With no specified authorization amount, we determine the amount of repurchases based on the amount of the Company’s excess cash flow, general market conditions, and other alternative uses. The majority of these purchases are made from excess operating cash flow. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. The following chart summarizes share purchase activity for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2015		2014		2013
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow	6,292	$358,552	7,155	$375,042	8,280	$360,001
Option proceeds	1,049	59,974	1,394	74,266	2,789	122,263
Total	7,341	$418,526	8,549	$449,308	11,069	$482,264

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow and borrowings.

A discussion of each of Torchmark’s segments follows. The following discussions are presented in the manner we view our operations, as described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements.

Life Insurance. Life insurance is our largest insurance segment, with 2015 life premium representing 69% of total premium. Life underwriting income before other income and administrative expense represented 73% of the total in 2015. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

Life insurance premium rose 5% to $2.1 billion in 2015 after having increased 4% in 2014 to $2.0 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows:

LIFE INSURANCE
Premium by Distribution Method
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$830,903	40	$766,458	39	$715,366	38
Globe Life Direct Response	746,693	36	702,023	36	663,544	35
Liberty National Exclusive Agency	271,113	13	272,265	14	275,980	15
Other Agencies	224,356	11	225,554	11	230,442	12
	$2,073,065	100	$1,966,300	100	$1,885,332	100

We use three statistical measures as indicators of premium growth and sales over the near term: “annualized premium in force,” “net sales,” and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue. Net sales is annualized premium issued, net of cancellations in the first thirty days after issue, except in the case of Globe Life Direct Response where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. We believe that net sales is a superior indicator of the rate of premium growth relative to annualized premium issued. First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

Annualized life premium in force was $2.15 billion at December 31, 2015, an increase of 5% over $2.04 billion a year earlier. Annualized life premium in force was $1.96 billion at December 31, 2013.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE
Net Sales by Distribution Method
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$198,046	48	$172,271	45	$152,646	45
Globe Life Direct Response	164,348	40	158,089	42	144,363	43
Liberty National Exclusive Agency	35,782	9	34,402	9	31,050	9
Other Agencies	13,705	3	13,492	4	11,000	3
	$411,881	100	$378,254	100	$339,059	100

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE
First-Year Collected Premium by Distribution Method
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$156,206	52	$134,202	50	$127,978	50
Globe Life Direct Response	106,417	35	100,287	37	93,089	36
Liberty National Exclusive Agency	27,554	9	25,777	9	25,580	10
Other Agencies	12,036	4	10,473	4	9,962	4
	$302,213	100	$270,739	100	$256,609	100

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help ensure sustainable growth. The life business of this agency is Torchmark’s highest-margin life business and it is the largest contributor to life premium of any distribution channel at 40% of Torchmark’s 2015 total. This group produced premium income of $831 million, an increase of 8% over the prior year total of $766 million, after having risen 7% in 2014. First-year collected premium was $156 million compared to $134 million in 2014, an increase of 16%. First-year collected premium rose 5% in 2014. Net sales increased 15% to $198 million in 2015 over the 2014 total of $172 million. Net sales increased 13% in 2014 over the 2013 total of $153 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income Agency's average agent count rose 11% to 6,529 for the year ended December 31, 2015 compared with 5,868 for the same period in 2014. The average agent count is based on the actual count at the end of each week during the period. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency continues to provide more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibility.
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
Globe Life Direct Response’s life premium income rose 6% to $747 million, representing 36% of Torchmark’s total life premium during 2015. Life premium in this channel increased 6% in 2014 to $702 million over the 2013 total of $664 million. Net sales of $164 million for this group increased 4% from $158 million in 2014, after a 10% in 2014. First-year collected premium increased 6% to $106 million in 2015 after having risen 8% in 2014.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $271 million in 2015, a slight decline from $272 million in 2014. Life premium income in 2013 totaled $276 million. Net sales increased 4% during 2015 to $36 million over the 2014 total of $34 million. Net sales in 2014 increased 11%. The increase in net sales during 2014 marked the first increase in several years, reflecting changes in structure of the agency that management has put in place in recent years. First-year collected premium increased 7% to $28 million during 2015 and was flat in 2014 compared to 2013 at $26 million.
The Liberty average agent count increased 2% to 1,535 for the year ended December 31, 2015 compared with 1,505 for the same period in 2014. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new work site marketing business.
The Other Agencies distribution channels offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies contributed $224 million of life premium income, or 11% of Torchmark’s total in 2015, but contributed only 3% of net sales for the year.

LIFE INSURANCE
Summary of Results
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$2,073,065	100	$1,966,300	100	$1,885,332	100
Policy obligations	1,374,608	67	1,293,384	66	1,227,857	65
Required interest on reserves	(552,298)	(27)	(530,192)	(27)	(508,236)	(27)
Net policy obligations	822,310	40	763,192	39	719,621	38
Commissions, premium taxes, and non-deferred acquisition expenses	154,811	8	143,174	7	131,721	7
Amortization of acquisition costs	526,542	25	503,445	26	488,931	26
Total expense	1,503,663	73	1,409,811	72	1,340,273	71
Insurance underwriting margin before other income and administrative expenses	$569,402	27	$556,489	28	$545,059	29

Life insurance underwriting income before insurance administrative expense was $569 million in 2015 compared with $556 million in 2014 and $545 million in 2013. As a percentage of premium, underwriting margins declined to 27% in 2015 from 28% in 2014. The decrease in underwriting margin as a percentage of premium in 2015 and 2014 was due primarily to higher than expected Globe Life Direct Response policy obligations and to increases in non-deferred acquisition costs in the Globe Life Direct Response and American Income units. Non-deferred acquisition expense increased primarily as a result of additional investments made to support our distribution channels which are expected to result in increased sales and premium income in future periods. The higher than expected claims in the Globe Life Direct Response Unit primarily relate to policies issued since 2011 where prescription information was used in the underwriting process for certain policies in order to improve the overall mortality of the policies written. To date, improvements in the actual mortality on such policies have been less than expected, causing an increase in our net policy obligations.
Health Insurance. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
Health premium accounted for 31% of our total premium in 2015, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

HEALTH INSURANCE
Premium by Distribution Method
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$15,260		$19,028		$24,173
Medicare Supplement	330,070		286,340		274,125
	345,330	37	305,368	35	298,298	35
Family Heritage Exclusive Agency
Limited-benefit plans	221,091		204,667		190,923
Medicare Supplement	—		—		—
	221,091	24	204,667	24	190,923	22
Liberty National Exclusive Agency
Limited-benefit plans	142,130		143,722		152,415
Medicare Supplement	67,020		78,295		88,849
	209,150	23	222,017	25	241,264	28
American Income Exclusive Agency
Limited-benefit plans	79,984		78,244		78,862
Medicare Supplement	355		478		573
	80,339	9	78,722	9	79,435	9
Direct Response
Limited-benefit plans	869		805		313
Medicare Supplement	68,741		57,861		53,585
	69,610	7	58,666	7	53,898	6
Total Premium
Limited-benefit plans	459,334	50	446,466	51	446,686	52
Medicare Supplement	466,186	50	422,974	49	417,132	48
	$925,520	100	$869,440	100	$863,818	100

We market supplemental health insurance products through a number of distribution channels. The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE
Net Sales by Distribution Method
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$734		$873		$916
Medicare Supplement	70,891		82,971		40,512
	71,625	46	83,844	46	41,428	38
Family Heritage Exclusive Agency
Limited-benefit plans	50,266		47,102		43,520
Medicare Supplement	—		—		—
	50,266	32	47,102	26	43,520	39
Liberty National Exclusive Agency
Limited-benefit plans	18,021		17,084		13,906
Medicare Supplement	41		299		394
	18,062	12	17,383	10	14,300	13
American Income Exclusive Agency
Limited-benefit plans	11,501		9,162		6,985
Medicare Supplement	—		—		—
	11,501	7	9,162	5	6,985	6
Direct Response
Limited-benefit plans	—		6		591
Medicare Supplement	5,003		23,099		3,685
	5,003	3	23,105	13	4,276	4
Total Net Sales
Limited-benefit plans	80,522	51	74,227	41	65,918	60
Medicare Supplement	75,935	49	106,369	59	44,591	40
	$156,457	100	$180,596	100	$110,509	100

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE
First-Year Collected Premium by Distribution Method
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$660		$710		$795
Medicare Supplement	76,575		49,519		38,399
	77,235	49	50,229	42	39,194	39
Family Heritage Exclusive Agency
Limited-benefit plans	39,196		36,392		36,340
Medicare Supplement	—		—		—
	39,196	25	36,392	31	36,340	36
Liberty National Exclusive Agency
Limited-benefit plans	14,690		13,132		12,010
Medicare Supplement	168		306		558
	14,858	9	13,438	11	12,568	12
American Income Exclusive Agency
Limited-benefit plans	12,041		9,500		8,957
Medicare Supplement	—		—		—
	12,041	8	9,500	8	8,957	9
Direct Response
Limited-benefit plans	(2)		143		544
Medicare Supplement	13,843		9,196		3,310
	13,841	9	9,339	8	3,854	4
Total First-Year Collected Premium
Limited-benefit plans	66,585	42	59,877	50	58,646	58
Medicare Supplement	90,586	58	59,021	50	42,267	42
	$157,171	100	$118,898	100	$100,913	100

Health premium increased 6% to $926 million in 2015 compared with $869 million in 2014 after an increase of 1% in 2014 over the 2013 total of $864 million. Medicare Supplement premium increased 10% to $466 million, while other limited-benefit health premium increased 3% to $459 million.
Health net sales declined 13% to $156 million in 2015 from $181 million in 2014. Net sales in 2013 totaled $111 million. Medicare Supplement net sales decreased 29% to $76 million in 2015. A decrease in 2015 Medicare Supplement net sales was expected due to the unusually high level of group sales and individual sales in late 2014. Group sales can vary significantly from period to period due to the impact of large groups that can occur from time to time. Limited-benefit net sales increased 8% to $81 million. Health first-year collected premium rose 32% to $157 million due to the aforementioned high level of group sales in 2014. Health first-year collected premium was up 18% during 2014. First year Medicare Supplement premium was up 53% as a result of an increase in the UA independent agency individual sales and the 2014 group sales noted above. As a result of the Medicare Supplement sales activity occurring in the fourth quarter, the full impact of this activity on collected premium is seen in the following year.

We do not expect recent health care reform activity to have a significant impact on our operations. The Affordable Care Act (ACA) imposes an annual fee to health insurance issuers offering commercial health insurance as well as another fee for premium stabilization. These taxes totaled $1.2 million and $1.8 million in 2015 and 2014, respectively.
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. In 2015, premium income was $345 million, representing 37% of Torchmark’s total health premium. Net sales were $72 million, or 46% of Torchmark’s health sales. This agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $330 million. The UA Independent Agency represents approximately 71% of all Torchmark Medicare Supplement premium and 93% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 15%. Total health premium increased 13% in 2015 and 2% in 2014. Medicare Supplement net sales decreased 15% in 2015 from prior year. Individual sales were up 36% due to the high volume of sales in late 2014 and 2015. As previously discussed, group sales significantly increased in late 2014 resulting in a 42% decline in the current year, which is consistent with historical fluctuation from period to period.
The Family Heritage Exclusive Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and continuing incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $50 million in net sales in 2015, compared with $47 million in 2014 and $44 million in 2013. Health premium income was $221 million in 2015, representing 24% of Torchmark’s health premium. This compared with $205 million or 24% of health premium in 2014 and $191 million or 22% in 2013. The average agent count was 882 for the year ended December 31, 2015, compared with 740 for the same period in 2014, an increase of 19%.
The Liberty National Exclusive Agency represented 23% of all Torchmark health premium income at $209 million in 2015. The Liberty Agency markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through work site marketing targeting small businesses of 10 to 25 employees. In 2015, health premium income in the Agency declined 6% from prior year premium of $222 million after declining 8% during 2014. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2015. The American Income Exclusive Agency primarily markets accident plans. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $5 million of Medicare Supplement net sales in 2015 compared with $23 million in 2014. The higher net sales in 2014 were due to the addition of a large new group in the third quarter of 2014.
As presented in the following table, Torchmark’s health insurance underwriting margin before other income and administrative expense increased 3% to $204 million in 2015, after an increase of 1% to $199 million in 2014. As a percentage of health premium, margins were down slightly to 22% in 2015, due to increased benefit ratios in the Direct Response and UA channels. The group business sold in 2014 was priced at higher benefit ratios.

 HEALTH INSURANCE
Summary of Results
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$925,520	100	$869,440	100	$863,818	100
Policy obligations	602,610	65	559,817	64	558,982	65
Required interest on reserves	(69,057)	(7)	(64,401)	(7)	(59,858)	(7)
Net policy obligations	533,553	58	495,416	57	499,124	58
Commissions, premium taxes, and non-deferred acquisition expenses	81,489	9	79,475	9	75,895	9
Amortization of acquisition costs	106,101	11	95,230	11	92,292	10
Total expense	721,143	78	670,121	77	667,311	77
Insurance underwriting income before other income and administrative expense	$204,377	22	$199,319	23	$196,507	23

Annuities. Our fixed annuity balances at the end of 2015, 2014, and 2013 were $1.32 billion, $1.36 billion, and $1.38 billion, respectively. Underwriting income was $4.6 million, $4.3 million, and $3.9 million in each of the respective years.

While the fixed annuity account balance has been declining slightly year over year, underwriting income has increased each year over the prior year. Policy charges have actually declined slightly in each successive year. The majority of policy charges consist of surrender charges which are based on a function of account size and time lapsed since deposit. A considerable portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements, which can result in negative net policy obligations. In the three-year period, however, spreads tended to level as crediting rates reached guaranteed minimums.

We do not currently market annuity products, favoring instead protection-oriented life and health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

Administrative expenses. Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2015.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2015		2014		2013
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$87,262	2.9	$81,227	2.9	$81,002	2.9
Non-salary employee costs	30,683	1.0	27,471	1.0	33,221	1.2
Other administrative expense	61,001	2.0	56,169	2.0	51,834	1.9
Legal expense—insurance	7,245	0.3	9,965	0.3	9,594	0.4
Total insurance administrative expenses	186,191	6.2	174,832	6.2	175,651	6.4
Parent company expense	9,003		8,159		8,495
Stock compensation expense	28,664		32,203		25,642
Litigation settlements	—		2,337		500
State Guaranty Fund Assessment	—		—		1,155
Total operating expenses, per Consolidated Statements of Operations	$223,858		$217,531		$211,443

Insurance administrative expenses:
Increase (decrease) over prior year	6.5%	(0.5)%	8.2%
Total operating expenses:
Increase (decrease) over prior year	2.9%	2.9%	8.4%

Insurance administrative expenses were up 6.5% in 2015 when compared with the prior year after declining slightly during 2014. As a percentage of total premium, insurance administrative expenses were flat during 2015 when compared to 2014 at 6.2% and down when compared to 2013 which stood at 6.4%. Total operating expenses increased 2.9%, consistent with the 2014 increase over 2013. The primary reasons for the increase in administrative expenses are higher information technology and employee costs, including pension-related costs. The decline in stock compensation expense is primarily due to lower expense associated with performance share awards and lower option values on the 2015 grants. The decline in legal settlement expense was attributable to certain legal and administrative settlements that occurred in 2014. As described in Note 14—Business Segments in the Notes on the Consolidated Financial Statements, we recorded legal accruals involving non-insurance matters, partially offset by proceeds for investment litigation. Litigation not related to our direct insurance operations is not considered an insurance administrative expense by Torchmark management and is removed from its analysis of core insurance operations in its segment reporting.

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
We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used over $6.5 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income. The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income
(Dollar amounts in thousands except for per share data)

	2015	2014	2013
Net investment income (1)	$773,951	$758,286	$734,650
Interest on net insurance policy liabilities:
Interest on reserves	(674,650)	(649,848)	(625,388)
Interest on deferred acquisition costs	196,845	192,052	189,360
Net required interest	(477,805)	(457,796)	(436,028)
Financing costs	(76,642)	(76,126)	(80,461)
Excess investment income	$219,504	$224,364	$218,161
Excess investment income per diluted share	$1.73	$1.69	$1.56
Mean invested assets (at amortized cost)	$13,697,129	$13,278,028	$12,838,010
Average net insurance policy liabilities(2)	8,574,699	8,240,435	7,851,625
Average debt and preferred securities (at amortized cost)	1,343,663	1,287,740	1,321,102

(1) Net investment income has been retrospectively adjusted for ASU 2014-01 Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects; see additional information at Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements.
(2) Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income decreased $5 million or 2% in 2015 over the prior year. Excess investment income increased $6 million or 3% in 2014. Excess investment income has been pressured over the past three years as a result of the impact of lower interest rates on net investment income coupled with the increase in required interest on net policy liabilities discussed later under this caption. On a per diluted share basis, excess investment income increased 2% to $1.73 in 2015. Excess investment income increased 8% to $1.69 per share in 2014, after having declined 3% in the prior year. The significant increase in the 2014 per share amount over 2013 and the increase in the 2015 per share amount over 2014, versus the decrease in dollar amount of excess investment income, is a result of the share repurchase program.

The largest component of excess investment income is net investment income, which rose 2% to $774 million in 2015. It increased 3% to $758 million in 2014 from $735 million in 2013. Growth in net investment income has generally been slower than growth in mean invested assets in recent years due to the declining interest rate environment. In 2015, fixed maturity yields averaged 5.84% on a tax-equivalent and effective-yield basis, compared with 5.91% in 2014 and 5.94% in 2013. Even though mean invested assets have increased each period, net investment income has grown at a slower pace as a result of the decline in average yields. The overall average portfolio yield decreased in the 2013 to 2015 periods as new money is being invested at lower prevailing yields, and from the result of reinvesting proceeds from bonds that matured or were called at yield rates less than the rates we earned on the bonds before they matured or were called. A significant amount of calls were a negative factor on net investment income in 2013, but calls and maturities were very limited in their affect in 2014 and 2015. During 2014 and 2015, the proceeds from all dispositions have been reinvested at yield rates closer to the yield rates on the disposed assets.

Net investment income has also been negatively affected in 2014 and 2015 by the CMS requirement for us to pay certain Medicare Part D claims costs during the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. Because of the overall design of the program and higher Part D claims due to the approval of new Hepatitis C drugs and higher overall drug costs, we have incurred extensive upfront costs that are not reimbursed by CMS until late in the following respective year. These delays in reimbursements have caused a delay in cash flows available for new investments that resulted in a loss of approximately $5 million and $8 million of pre-tax net investment income in 2014 and 2015, respectively, and will cause us to lose approximately $9 million of additional investment income in 2016.

Presented in the following chart is the growth in net investment income and the growth in mean invested assets.

	2015	2014	2013
Growth in net investment income	2.1%	3.2%	2.6%
Growth in mean invested assets (at amortized cost)	3.2%	3.4%	9.3%

While net investment income in recent years has been negatively impacted by the factors discussed above, we would expect to see only modest declines in the average portfolio yield rate over the next few years. We anticipate that less than 2% of fixed maturities on average are expected to run off each year over the next five years and the average yield rate on assets acquired with the proceeds of dispositions is not expected to be significantly less than the yield rate earned on the assets prior to their disposal. Accordingly, we believe it is unlikely that dispositions will have a significant negative impact on net investment income and the growth rate of net investment income in the next few years.

Required interest on net insurance policy liabilities reduces net investment income as it is the amount of net investment income considered by management necessary to “fund” the required interest included in the insurance segments. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note 14-Business Segments in the Notes to the Consolidated Financial Statements, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

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

Information about interest on policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2015
Life and Health	$418,432	$7,256,732	5.77%
Annuity	59,373	1,317,967	4.50
Total	$477,805	$8,574,699	5.57
Increase in 2015	4.37%	4.06%
2014
Life and Health	$396,658	$6,901,566	5.75%
Annuity	61,138	1,338,869	4.57
Total	$457,796	$8,240,435	5.56
Increase in 2014	4.99%	4.95%
2013
Life and Health	$373,079	$6,528,469	5.71%
Annuity	62,949	1,323,156	4.76
Total	$436,028	$7,851,625	5.55
Increase in 2013	9.13%	10.53%

The large increases in 2013 are due to the inclusion of Family Heritage for a full year.

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Amounts in thousands)

	2015	2014	2013
Interest on funded debt	$71,180	$71,072	$75,136
Interest on short-term debt	5,457	5,013	5,299
Other	5	41	26
Financing costs	$76,642	$76,126	$80,461

Financing costs increased slightly from 2014 to 2015. The decrease of $4 million or 5% in 2014 was related to the maturity and repayment of our $94 million par amount 7.375% Notes during the third quarter of 2013. In 2015, interest on short-term debt increased primarily because of the increase in the weighted-average interest rate and the average balance on short-term debt. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt in the Notes to Consolidated Financial Statements.

As previously noted, growth rates in our excess investment income decline when growth in income from the portfolio is less than that of the interest required by policy liabilities and financing costs as has been the case in recent years. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates. We believe, however, the decline would be relatively slow as on average less than 2% of fixed maturities are expected to run off each year over the next five years.

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

Investment Acquisitions. Torchmark’s investment policy calls for investing in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows are generally stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter term or lower yielding securities, taking into consideration the slope of the yield curve and other factors.

During calendar years 2013 through 2015, Torchmark invested almost exclusively in fixed maturity securities, primarily in corporate bonds with longer-term maturities. The following table summarizes selected information for fixed maturity purchases for the last three years. The effective annual yield shown is the yield calculated to the potential termination date that produces the lowest yield, commonly referred to as the “worst call date.” For non-callable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield, typically the first call date.

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cost of acquisitions:
Investment-grade corporate securities	$1,026,520	$696,264	$1,113,175
Taxable municipal securities	29,092	—	—
Other investment-grade securities	15,296	8,729	30,666
Total fixed-maturity acquisitions	$1,070,908	$704,993	$1,143,841
Effective annual yield (one year compounded)(1)	4.79%	4.77%	4.65%
Average life (in years, to next call)	27.2	22.9	26.0
Average life (in years to maturity)	27.9	23.4	26.5
Average rating	BBB+	BBB+	BBB+
 (1) Tax-equivalent basis, where the yield on tax-exempt securities, is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
We prefer to invest primarily in bonds that are not callable (on other than a make-whole basis) prior to maturity, but we periodically invest some funds in callable bonds when the incremental yield available on such bonds warrants doing so. For investments in callable bonds, the actual life of the investment will depend on whether the issuer calls the investment prior to the maturity date. Given our investments in callable bonds, the actual average life of our investments cannot be known at the time of the investment. However absent sales, the average life will not be less than the average life to next call and will not exceed the average life to maturity. Data for both of these average life measures is provided in the above chart.

During the three years 2013 through 2015, acquisitions consisted of securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade. In addition to the fixed maturity acquisitions, Torchmark invested $30 million in a limited partnership in 2015. The limited partnership is a diversified investment fund that currently invests opportunistically in global credit assets with the potential for attractive returns relative to risk. It is classified within long-term investments.

New cash flow available for investment has been primarily provided through our insurance operations and coupons received on existing investments. In some years, a significant amount of new investments can be derived from proceeds from dispositions including issuer calls. Issuer calls, as a result of the low-interest environment experienced during the past three years were an important factor, especially in 2013. Calls increase funds available for investment, but as noted earlier in this discussion, they can have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than those of the bonds that were called. Issuer calls were $178 million in 2015, $160 million in 2014, and $344 million in 2013. The higher level of acquisitions in 2013 was primarily due to the additional funds available from the higher level of 2013 calls. The lower level of acquisitions in 2014 was primarily due to the delay in receiving CMS reimbursements as discussed earlier.

Portfolio Composition. The composition of the investment portfolio at book value on December 31, 2015 was as follows:

Invested Assets At December 31, 2015
(Dollar amounts in thousands)

	Amount	% of Total
Fixed maturities(at amortized cost)	$13,251,871	96
Equities (at cost)	776	—
Policy loans	492,462	4
Other long-term investments	36,803	—
Short-term investments	54,766	—
Total	$13,836,678	100
Approximately 96% of our investments at book value are in a diversified fixed maturity portfolio. Policy loans, which are secured by policy cash values, make up approximately 4% of our investments. We also have insignificant investments in equity securities and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Selected information concerning the fixed maturity portfolio is as follows:
Fixed Maturities
Fixed Maturity Portfolio Selected Information

	At December 31,
	2015	2014
Average annual effective yield (1)	5.83%	5.89%
Average life, in years, to:
Next call (2)	17.8	17.8
Maturity (2)	20.3	20.5
Effective duration to:
Next call (2, 3)	10.2	10.9
Maturity (2, 3)	11.2	12.0

(1)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

(2)	Torchmark calculates the average life and duration of the fixed-maturity portfolio two ways:

(a)	based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and

(b)	based on the maturity date of all bonds, whether callable or not.

(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Credit Risk Sensitivity. The following table summarizes certain information about the major corporate sectors (representing 4% or more of the portfolio) and security types held in our fixed-maturity portfolio at December 31, 2015.

Fixed Maturities by Sector
At December 31, 2015
(Dollar amounts in thousands)

	Below Investment Grade				Total FIxed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$58,534	$2,410	$(6,366)	$54,578	$1,912,580	$212,640	$(21,634)	$2,103,586	14	15
Banks	41,606	452	(4,781)	37,277	605,957	65,740	(5,942)	665,755	5	5
Other financial	74,954	—	(29,916)	45,038	624,532	69,170	(32,086)	661,616	5	5
Total financial	175,094	2,862	(41,063)	136,893	3,143,069	347,550	(59,662)	3,430,957	24	25
Utilities
Electric	9,646	1,003	—	10,649	1,571,784	194,932	(20,000)	1,746,716	12	13
Gas and water	—	—	—	—	438,101	29,334	(8,319)	459,116	3	3
Total utilities	9,646	1,003	—	10,649	2,009,885	224,266	(28,319)	2,205,832	15	16
Industrial - Energy
Pipelines	45,420	—	(16,971)	28,449	830,190	29,638	(124,357)	735,471	6	5
Exploration and production	10,923	—	(872)	10,051	532,425	15,975	(61,838)	486,562	4	4
Oil field services	38,962	—	(11,088)	27,874	87,986	4,226	(11,455)	80,757	1	1
Refiner	—	—	—	—	63,072	3,937	(1,162)	65,847	1	—
Driller	5,382	—	(2,600)	2,782	54,719	—	(20,289)	34,430	—	—
Total energy	100,687	—	(31,531)	69,156	1,568,392	53,776	(219,101)	1,403,067	12	10
Industrial - Basic materials
Chemicals	—	—	—	—	493,634	16,254	(21,339)	488,549	4	4
Metals and mining	49,891	—	(27,661)	22,230	402,545	4,389	(90,070)	316,864	3	2
Forestry products and paper	—	—	—	—	103,599	8,386	(2,952)	109,033	1	1
Total basic materials	49,891	—	(27,661)	22,230	999,778	29,029	(114,361)	914,446	8	7
Industrial - Consumer, non-cyclical	13,499	1,106	—	14,605	1,158,828	86,401	(26,917)	1,218,312	9	9
Other industrials	76,457	1,195	(5,704)	71,948	979,187	64,579	(36,555)	1,007,211	7	7
Industrial - Transportation	26,771	—	(7,953)	18,818	571,474	44,720	(26,702)	589,492	4	4
Other corporate sectors	123,889	1,337	(7,339)	117,887	1,051,925	69,297	(26,376)	1,094,846	8	8
Total corporates	575,934	7,503	(121,251)	462,186	11,482,538	919,618	(537,993)	11,864,163	87	86
Other fixed maturities:
Government (U.S., municipal, and foreign)	554	—	(255)	299	1,684,846	133,117	(16,148)	1,801,815	13	13
Collateralized debt obligations	63,662	16,158	(9,438)	70,382	63,662	16,158	(9,438)	70,382	—	1
Other asset-backed securities	—	—	—	—	16,078	550	—	16,628	—	—
Mortgage-backed securities(1)	—	0	0	—	4,747	290	(1)	5,036	—	—
Total fixed maturities	$640,150	$23,661	$(130,944)	$532,867	$13,251,871	$1,069,733	$(563,580)	$13,758,024	100	100
(1) Includes GNMA's

At December 31, 2015, fixed maturities had a fair value of $13.8 billion, compared with $14.5 billion at December 31, 2014. The net unrealized gain position in the fixed maturity portfolio decreased from $1.7 billion at December 31, 2014 to $506 million at December 31, 2015, primarily as a result of an increase in market interest rates. The December 31, 2015 net unrealized gain consisted of gross unrealized gains of $1.1 billion offset by $564 million of gross unrealized losses, compared with the December 31, 2014 net unrealized gain which consisted of a gross unrealized gain of $1.7 billion and a gross unrealized loss of $79 million. As described in Note 4—Investments in the Notes to the Consolidated Financial Statements, the increase in gross unrealized losses was partially attributable to rising interest rates in the financial markets, but also resulted from deteriorating conditions in the energy and metals and mining sectors.

Corporate securities are diversified over a variety of industry sectors and issuers.The total fixed maturity portfolio consists of 563 issuers, with 205 issuers within the financial, utility, and energy sectors.

Financial and Utilities. At December 31, 2015, the fixed maturity securities in the financial and utility sectors had net unrealized gains of $288 million and $196 million, respectively. Less than 6% of the book value of the holdings in each of these sectors was rated below-investment grade. While the fair market value of the securities in these two sectors declined during the year, Torchmark does not believe that its fixed maturity securities in the financial and utility sectors pose a significant credit risk in the foreseeable future or that any of these securities are other-than-temporarily impaired.

Energy and Basic Materials. The current low price of oil and other commodities is putting some downward price pressure on some of our holdings in the energy and basic materials sectors, resulting in lower fair values of these sectors as noted above. Our energy sector investments accounted for 12% of fixed maturities at amortized cost and 10% of fixed maturities at fair value as of December 31, 2015. At amortized cost, over 93% of the energy holdings are investment grade. Within our energy portfolio, 53% of the holdings at amortized cost are in pipelines, 34% are in exploration and production, 6% are in oil field services, and the remainder are in refineries and drilling. We believe securities in drilling and oil field services with an amortized cost of $44 million rated below investment grade have the greatest risk of exposure to the current market conditions. Our investments in basic materials accounted for 8% of fixed maturities at amortized cost and 7% of fixed maturities at fair value as of December 31, 2015. At amortized cost, over 95% of these holdings are investment grade. Within this sector, 49% of the holdings at amortized cost are in chemicals, 40% are in mining, and the remainder are in forestry products.

While a sustained period of low oil and natural gas prices and depressed demand for commodities may lead to some downgrades in these sectors, we believe that our investments will be able to withstand lower energy and commodity prices for an extended duration. Due to the strong and stable cash flows generated by our insurance products, Torchmark has the ability to hold securities with temporary unrealized losses until recovery. Even though these fixed maturity investments are classified as available for sale, Torchmark generally intends to hold to maturity any securities which are temporarily impaired. As of December 31, 2015, Torchmark does not believe that any of its holdings in the energy and basic materials sectors are other-than-temporarily impaired.

For more information about our fixed maturity portfolio by component at December 31, 2015 and 2014, including a discussion of other-than-temporary impairments, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments in the Notes to the Consolidated Financial Statements.

An analysis of the fixed maturity portfolio by a composite rating at December 31, 2015 is shown in the following table. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. Included in the chart below are private placement fixed maturity holdings of $542 million at amortized cost ($546 million at fair value) for which the ratings were assigned by the third party managers.

Fixed Maturities by Rating
At December 31, 2015
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$679,571	5	$692,509	5
AA	1,377,164	10	1,516,112	11
A	3,880,303	29	4,281,509	31
BBB+	2,746,917	21	2,874,861	21
BBB	2,881,888	22	2,861,855	21
BBB-	1,045,878	8	998,311	7
Investment grade	12,611,721	95	13,225,157	96
Below investment grade:
BB	396,995	3	308,036	2
B	125,018	1	101,979	1
Below B	118,137	1	122,852	1
Below investment grade	640,150	5	532,867	4
	$13,251,871	100	$13,758,024	100

Of the $13.3 billion of fixed maturities at amortized cost as of December 31, 2015, $12.6 billion or 95% were investment grade with an average rating of A-. Below-investment-grade bonds were $640 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 17% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of December 31, 2015. Overall, the total portfolio had a weighted average quality rating of A- based on amortized cost, the same as at the end of 2014.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost is as follows:

Below-investment grade fixed maturities
At December 31, 2015
(Dollar amounts in thousands)

2015
Balance at December 31, 2014	$560,890
Downgrades by rating agencies	164,968
Upgrades by rating agencies	(38,821)
Disposals	(51,322)
Amortization	4,435
Balance at December 31, 2015	$640,150

Our investment policy regarding fixed maturities is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no securities backed by sub-prime or Alt-A mortgages (loans for which some of the typical documentation was not provided by the borrower). We have no direct investments in residential mortgages and we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only an insignificant exposure to European sovereign debt consisting of $2 million in German government bonds at December 31, 2015. Our exposure to Puerto Rican obligations is insignificant.

Market Risk Sensitivity. Torchmark’s investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since 96% of the book value of our investments is attributable to fixed maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio exceeding the book value of the portfolio and increases in interest rates cause the fair value to decline below the book value. Under normal market conditions, we do not expect to realize these unrealized gains and losses because we have the ability and the intent to hold these investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, as is permitted by GAAP, these liabilities are not recorded at fair value.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed-maturity portfolio at December 31, 2015 and 2014. This table measures the effect of a change in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed-maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

	At December 31,
Change in Interest Rates (1)	2015	2014
(200)	$17,184,975	$18,401,177
(100)	15,337,923	16,286,904
0	13,758,025	14,493,061
100	12,397,872	12,961,260
200	11,219,241	11,644,621

(1) In basis points.

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

Investments are occasionally sold or called, resulting in a realized gain or loss. These gains and losses generally occur only incidentally, usually as the result of bonds sold because of deterioration in investment quality of issuers or calls by the issuers. Investment losses are also caused by write downs due to impairments. We do not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield, or which result from events that are beyond our control, are only secondary to our core insurance operations of providing insurance coverage to policyholders.

Realized gains and losses can be significant in relation to the earnings from core insurance operations, and as a result, can have a material positive or negative impact on net income. The significant fluctuations caused by gains and losses can cause period-to-period trends of net income that are not indicative of historical core operating results or predictive of the future trends of core operations. Accordingly, they have no bearing on core insurance operations or segment results as we view operations. For these reasons, and in line with industry practice, we remove the effects of realized gains and losses when evaluating overall insurance operating results.

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2015.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2015		2014		2013
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(10,813)	$(0.09)	$10,209	$0.08	$3,015	$0.02
Called or tendered	4,652	0.04	4,851	0.04	5,525	0.04
Loss on redemption of debt	—	—	(168)	—	—	—
Other	447	—	414	—	(4,575)	(0.03)
Total	$(5,714)	$(0.05)	$15,306	$0.12	$3,965	$0.03

As described in Note 4—Investments under the caption Other-than-temporary impairments, we have not incurred any write downs in our fixed maturity portfolio as a result of other-than-temporary impairment for the years 2013 through 2015. During 2013, we sold investment real estate for an after-tax loss of $1.9 million, of which $1.7 million had been written down due to other-than-temporary impairment earlier in that year.

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

Parent Company Liquidity. Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent, and Parent Company dividends to Torchmark shareholders. In 2015, the Parent received $466 million of cash dividends from its subsidiaries, compared with $479 million in 2014 and $488 million in 2013. Including transfers from other subsidiaries and after paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), Torchmark Parent had excess operating cash flow in 2015 of approximately $358 million, compared with $377 million in 2014 and $364 million in 2013. Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as insurance subsidiary capital or financing needs, strategic acquisitions or share repurchases. In 2016, it is expected that the Parent Company will receive approximately $450 million in dividends and transfers from subsidiaries and that approximately $320 to $330 million will be available as excess cash flow. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the restrictions section of Note 12—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Short-Term Borrowings. An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $750 million. In July 2014, Torchmark replaced a $600 million facility with this agreement, as discussed in Note 11—Debt in the Notes to Consolidated Financial Statements, under the caption Commercial Paper. The facility, like the previous, is further designated as a back-up line of credit for a commercial paper program. As of December 31, 2015, we had available $332 million of additional borrowing capacity under this new facility, compared with $314 million a year earlier. There have been no difficulties in accessing the commercial paper market during the three years ended December 31, 2015.

In summary, Torchmark expects to have readily available funds for 2016 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of additional debt, additional borrowings on our short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $1.1 billion in 2015, compared with $880 million in 2014 and $1.1 billion in 2013. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities in the amount of $376 million in 2015, compared with $273 million in 2014 and $494 million in 2013.

Our cash and short-term investments were $116 million at year-end 2015 and $82 million at year-end 2014. Additionally, we have a portfolio of marketable fixed and equity securities that are available for sale in the event of an unexpected need. These securities had a fair value of $13.8 billion at December 31, 2015. However, our strong cash flows from operations, investment maturities, and the availability of our credit line make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements. As a part of its aforementioned credit facility, Torchmark had outstanding $177 million in stand-by letters of credit at December 31, 2015, compared with $198 million a year earlier. These letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Torchmark to obtain third-party financing, which could cause an immaterial increase in financing costs.

As of December 31, 2015, we had no unconsolidated affiliates and no guarantees of the obligations of third party entities. All of our guarantees were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2015.

Contractual Obligations
(Amounts in thousands)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,233,862	$1,243,803	$490,544	$—	$292,647	$460,612
Debt—interest(2)	6,284	523,332	62,018	109,090	65,997	286,227
Capital leases	—	—	—	—	—	—
Operating leases	—	40,955	8,304	12,626	8,903	11,122
Purchase obligations	68,949	68,949	36,582	31,215	767	385
Pension obligations(3)	191,464	263,063	19,273	43,064	48,316	152,410
Future insurance obligations(4)	12,245,811	48,489,163	1,387,014	2,732,840	2,720,684	41,648,625
Total	$13,746,370	$50,629,265	$2,003,735	$2,928,835	$3,137,314	$42,559,381

(1)	Funded debt is itemized in Note 11—Debt and includes short-term commercial paper.

(2)	Interest on debt is based on our fixed contractual obligations.

(3)
Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2015, these pension obligations were $477 million, but there were also assets of $308 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. There are also obligations for benefits other than pensions with a liability of $22 million. Please refer to Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.

(4)
Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2015. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $12.2 billion at December 31, 2015, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources. Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 11—Debt in the Notes to Consolidated Financial Statements and the current maturity of funded debt), long-term funded debt, and shareholders’ equity. A complete analysis and description of long-term debt issues outstanding is presented in Note 11.

The carrying value of the funded debt was $993 million at December 31, 2015, compared with $992 million a year earlier. Torchmark has a 6.375% Senior Note that matures on June 15, 2016 with a par value and book value of $250 million. As this issue matures within one year, it has been reclassified to short term debt. Torchmark intends to refinance the debt during calendar 2016 with a hybrid debt instrument.

Our insurance subsidiaries generally target a capital ratio of 325% of Company action level regulatory capital under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient for the subsidiaries because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. At December 31, 2015, our insurance subsidiaries in the aggregate had RBC ratios of approximately 320%. Should we experience impairments and/or ratings downgrades within its fixed maturity portfolio in the future, the ratio could fall below targeted levels. In such a case, management believes more than sufficient liquidity exists at the Parent Company to make additional contributions as necessary to maintain the targeted ratio.

As noted under the caption Summary of Operations in this report, we have an ongoing share repurchase program. Under this program, we acquired 6 million shares at a cost of $359 million in 2015, 7 million shares at a cost of $375 million in 2014, and 8 million shares for $360 million in 2013. The majority of purchased shares are retired each year. Please refer to the description of our share repurchase program under the caption Summary of Operations in this report.

Torchmark has continually increased the quarterly dividend on its common shares over the past three years. In the first quarter of 2013, it was increased to $0.1133 per share from $0.10 per share. In the first quarter of 2014, it was raised to $0.1267 per share. Finally, in the first quarter of 2015, dividends were raised to $0.135 per share.

Shareholders’ equity was $4.1 billion at December 31, 2015, compared with $4.7 billion at December 31, 2014. During the twelve months since December 31, 2014, shareholders’ equity was reduced by the $359 million in share purchases under the repurchase program, $60 million to offset the dilution from stock option exercises, and $750 million of after-tax unrealized losses in the fixed maturity portfolio. However, it was increased by $527 million of net income.

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

We maintain a significant available-for-sale fixed maturity portfolio to support our insurance policyholders’ liabilities. Current accounting guidance requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio can result from changes in interest rates and liquidity in financial markets. While invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as that of assets, with changes in value applied directly to shareholders’ equity. Due to the size of our policy liabilities in relation to our shareholders’ equity, this inconsistency in measurement usually has a material impact on the reported value of shareholders’ equity. If these liabilities were revalued in the same manner as the assets, the effect on equity would be largely offset. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. From time to time, the market value of our fixed maturity portfolio may be depressed as a result of bond market illiquidity which could result in a significant decrease in shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows consistently generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by interest rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

The following tables present selected data related to our capital resources. Additionally, the tables present the effect of this accounting guidance on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure.

Selected Financial Data
(Amounts in thousands except per share and percentage data)

	At December 31, 2015		At December 31, 2014		At December 31, 2013
	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)
Fixed maturities	$13,758,024	$506,153	$14,493,060	$1,669,448	$12,879,133	$390,258
Deferred acquisition costs (2)	3,617,135	(7,869)	3,457,397	(16,551)	3,325,433	(10,351)
Total assets	19,853,213	498,284	20,272,259	1,652,897	18,217,757	379,907
Short-term debt	490,129	—	238,398	—	229,070	—
Long-term debt	743,733	—	992,130	—	990,865	—
Shareholders’ equity	4,055,552	323,885	4,697,466	1,074,383	3,776,342	246,940
Book value per diluted share	32.71	2.62	36.19	8.28	27.66	1.81
Debt to capitalization (3)	23.3%	(1.5)%	20.8%	(4.6)%	24.4%	(1.3)%
Diluted shares outstanding	123,996		129,812		136,537
Actual shares outstanding	122,370		127,930		134,252

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.

(2)	Includes the value of insurance purchased.

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

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 11.0 times in 2015, compared with 11.3 times in 2014 and 10.4 times in 2013 (as adjusted for discontinued operations and the adoption of ASU 2014-01 Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects). This times-interest-earned ratio is computed by dividing interest expense into the sum of pre-tax income from continuing operations and interest expense. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our five largest insurance subsidiaries at December 31, 2015.

	Standard & Poor’s	A.M Best
Liberty	AA-	A+ (Superior)
Globe	AA-	A+ (Superior)
United American	AA-	A+ (Superior)
American Income	AA-	A+ (Superior)
Family Heritage	NR	A (Excellent)

A.M. Best states that it assigns an A+ (Superior) rating to insurance companies that have, in its opinion, a superior ability to meet their ongoing insurance obligations. It assigns an A (Excellent) rating to insurance companies that have, in its opinion, an excellent ability to meet their ongoing insurance obligations.

The AA financial strength rating category is assigned by Standard & Poor’s Corporation (S&P) to those insurers which have very strong capacity to meet its financial commitments which differs from the highest-rated insurers only to a small degree. An insurer rated A has strong capacity to meet its financial commitments but it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than insurers in higher-rated categories. The plus sign (+) or minus sign (-) shows the relative standing within the major rating category.

In the third quarter of 2014, Standard and Poor's (S&P) revised its outlook on Torchmark's capital position to a negative outlook. That updated outlook was due to S&P's view at that time at certain internal components of Torchmark's capital position rather than a change in the capital position itself. However, during the fourth quarter of 2015, S&P formally reviewed our operations and financial outlook. Based on their review, they revised their outlook from negative to stable and confirmed our "AA-" financial strength ratings at our insurance subsidiaries and Torchmark Corporation's senior debt "A" credit rating. We intend to maintain adequate capital levels for S&P and any changes to our capital position to maintain such levels are not expected to have any significant impact on our share repurchase program or our financial results in future periods.

OTHER ITEMS

Litigation. Torchmark and its subsidiaries are subject to being named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at the insurance subsidiaries. Such punitive damage claims may have the potential for significant adverse results since Torchmark and its subsidiaries operate in jurisdictions where large punitive damage awards bearing little or no relation to actual damages continue to be awarded. This bespeaks caution since it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by us to be material. For more information concerning litigation, please refer to Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits: Due to the long-term nature of insurance contracts, our insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry. The accounting policies for determining this liability are disclosed in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Approximately 85% of our liabilities for future policy benefits at December 31, 2015 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. Torchmark did not have a premium deficiency event for its traditional business during the three years ended December 31, 2015.

The remaining portion of liabilities for future policy benefits pertains to business accounted for as deposit business, where the recorded liability is the fund balance attributable to the benefit of policyholders as determined by the policy contract at the financial statement date. Accordingly, there are no assumptions used to determine the future policy benefit liability for deposit business.

Deferred Acquisition Costs: Certain costs of acquiring new business are deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs related to the successful issuance of a new insurance contract as indicated in Note 1—Significant Accounting Policies under the caption Deferred Acquisition Costs in the Notes to Consolidated Financial Statements. Additionally, the cost of acquiring blocks of insurance business or insurance business through the purchase of other companies, known as the value of insurance purchased, is included in deferred acquisition costs. Our policies for accounting for deferred acquisition costs and the associated amortization are reported under the same caption in Note 1.

Approximately 99% of our recorded amounts for deferred acquisition costs at December 31, 2015 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2015.

The remaining 1% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. Revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2015.

Policy Claims and Other Benefits Payable: This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to us. The estimate of unreported claims is based on prior experience and is made after careful evaluation of all information available to us. However, the factors upon which these estimates are based can be subject to change from historical patterns. Factors involved include the litigation environment, regulatory mandates, and the introduction of policy types for which claim patterns are not well established, and medical trend rates and medical cost inflation as they affect our health claims. Changes in these estimates, if any, are reflected in the earnings of the period in which the adjustment is made. We believe that the estimates used to produce the liability for claims and other benefits, including the estimate of unsubmitted claims, are the most appropriate under the circumstances. However, there is no certainty that the resulting stated liability will be our ultimate obligation. At this time, we do not expect any change in this estimate to have a material impact on earnings or financial position consistent with our historical experience.

Valuation of Fixed Maturities: We hold a substantial investment in high-quality fixed maturities to provide for the funding of our future policy contractual obligations over long periods of time. While these securities are generally expected to be held to maturity, they are classified as available for sale and are sold from time to time, primarily to manage risk. We report this portfolio at fair value. Fair value is the price that we would expect to receive upon sale of the asset in an orderly transaction. The fair value of the fixed maturity portfolio is primarily affected by changes in interest rates in financial markets, having a greater impact on longer-term maturities. Because of the size of our fixed maturity portfolio, small changes in rates can have a significant effect on the portfolio and the reported financial position of the Company. This impact is disclosed in 100 basis point increments under the caption Market Risk Sensitivity in this report. However, as discussed under the caption Financial Condition in this report, we believe these unrealized fluctuations in value have no meaningful impact on our actual financial condition and, as such, we remove them from consideration when viewing our financial position and financial ratios.

At times, the values of our fixed maturities can also be affected by illiquidity in the financial markets. Illiquidity would contribute to a spread widening, and accordingly unrealized losses, on many securities that we would expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed-maturity investments is presented in Note 1—Significant Accounting Policies and in Note 4—Investments in the Notes to Consolidated Financial Statements under the captions Fair Value Measurements in both notes.

Impairment of Investments: We continually monitor our investment portfolio for investments where fair value has declined below carrying value and that have become impaired in value. While the values of the investments in our portfolio constantly fluctuate due to market conditions, an other-than-temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed to be other than temporary. The policies and procedures that we use to evaluate and account for impairments of investments are disclosed in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the future prospects of a distressed or impaired security.

Defined benefit pension plans: We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2015, our gross liability under these funded plans was $477 million, but was offset by assets of $308 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2015 and projected benefit obligation as of December 31, 2015.

Assumption	% Change	Impact on Expense	Impact on Projected Benefit Obligation
		(Dollars in Thousands)
Discount Rate: (1)
Increase	0.25	$(2,335)	$(17,795)
Decrease	(0.25)	2,455	18,850
Expected Return: (2)
Increase	0.25	(799)
Decrease	(0.25)	799

(1)	The discount rate was 4.23% for 2015 expense and 4.64% for the projected benefit obligation at December 31, 2015.

(2)	The expected return rate assumed was 6.96%.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Torchmark Corporation
McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

 Dallas, Texas
February 26, 2016

TORCHMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31,
	2015	2014(1)
Assets:
Investments:
Fixed maturities-available for sale, at fair value (amortized cost: 2015–$13,251,871; 2014–$12,823,612)	$13,758,024	$14,493,060
Equity securities, at fair value (cost: 2015–$776; 2014–$776)	1,635	1,477
Policy loans	492,462	472,109
Other long-term investments	36,803	10,449
Short-term investments	54,766	15,882
Total investments	14,343,690	14,992,977
Cash	61,383	66,019
Accrued investment income	209,915	204,879
Other receivables	344,552	327,856
Deferred acquisition costs	3,617,135	3,457,397
Goodwill	441,591	441,591
Other assets	522,104	493,495
Assets held for sale	312,843	288,045
Total assets	$19,853,213	$20,272,259
Liabilities:
Future policy benefits	$12,245,811	$11,750,495
Unearned and advance premiums	67,021	71,703
Policy claims and other benefits payable	272,898	254,149
Other policyholders' funds	95,988	95,446
Total policy liabilities	12,681,718	12,171,793
Current and deferred income taxes payable	1,450,888	1,786,070
Other liabilities	380,158	347,526
Short-term debt	490,129	238,398
Long-term debt (estimated fair value: 2015–$856,291; 2014–$1,148,749)	743,733	992,130
Liabilities held for sale	51,035	38,876
Total liabilities	15,797,661	15,574,793
Commitments and Contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2015 and 2014	—	—
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2015–130,218,183 issued, less 7,848,231 held in treasury and 2014–134,218,183 issued, less 6,287,907 held in treasury)	130,218	134,218
Additional paid-in capital	482,284	457,613
Accumulated other comprehensive income (loss)	231,947	997,452
Retained earnings	3,614,369	3,376,846
Treasury stock	(403,266)	(268,663)
Total shareholders' equity	4,055,552	4,697,466
Total liabilities and shareholders' equity	$19,853,213	$20,272,259
(1) Certain balances were adjusted to give effect to discontinued operations as described in Note 1—Significant Accounting Policies.
See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Year Ended December 31,
	2015	2014(1)	2013(1)
Revenue:
Life premium	$2,073,065	$1,966,300	$1,885,332
Health premium	925,520	869,440	863,818
Other premium	135	400	532
Total premium	2,998,720	2,836,140	2,749,682

Net investment income	773,951	758,286	734,650
Realized investment gains (losses)	(8,791)	23,548	10,668
Other-than-temporary impairments	—	—	(2,678)
Other income	2,185	2,121	1,931
Total revenue	3,766,065	3,620,095	3,494,253

Benefits and expenses:
Life policyholder benefits	1,374,608	1,301,562	1,227,857
Health policyholder benefits	602,610	559,817	567,607
Other policyholder benefits	38,994	42,005	43,302
Total policyholder benefits	2,016,212	1,903,384	1,838,766

Amortization of deferred acquisition costs	445,625	415,914	400,869
Commissions, premium taxes, and non-deferred acquisition expenses	237,541	222,463	207,399
Other operating expense	223,858	217,531	211,443
Interest expense	76,642	76,126	80,461
Total benefits and expenses	2,999,878	2,835,418	2,738,938

Income before income taxes	766,187	784,677	755,315
Income taxes	(249,894)	(256,603)	(248,110)
Income from continuing operations	516,293	528,074	507,205

Discontinued operations:
Income from discontinued operations, net of tax	10,807	14,865	21,267
Net income	$527,100	$542,939	$528,472

Basic net income per common share:
Continuing operations	$4.13	$4.04	$3.68
Discontinued operations	0.08	0.11	0.16
Total basic net income per common share	$4.21	$4.15	$3.84

Diluted net income per common share:
Continuing operations	$4.07	$3.98	$3.63
Discontinued operations	0.09	0.11	0.16
Total diluted net income per common share	$4.16	$4.09	$3.79

(1) Certain balances were adjusted to give effect to discontinued operations and the adoption of new accounting guidance as described in Note 1- Significant Accounting Policies under the caption "Low-Income Housing Tax Credit Interests."
See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$527,100	$542,939	$528,472

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1,163,259)	1,312,841	(1,166,332)
Reclassification adjustment for (gains) losses on securities included in net income	9,478	(23,771)	(13,138)
Reclassification adjustment for amortization of (discount) premium	(6,346)	(8,621)	(6,569)
Foreign exchange adjustment on securities recorded at fair value	(3,010)	(1,567)	(1,173)
Unrealized gains (losses) on securities	(1,163,137)	1,278,882	(1,187,212)

Unrealized gains (losses) on other investments:
Unrealized holding gains (losses) arising during period	(1,793)	4,180	28
Reclassification adjustment for (gains) losses included in net income	(1,102)	—	3,532
Unrealized gains (losses) on other investments	(2,895)	4,180	3,560
Total unrealized investment gains (losses)	(1,166,032)	1,283,062	(1,183,652)
Less applicable (taxes) benefits	408,092	(448,985)	415,481
Unrealized gains (losses) on investments, net of tax	(757,940)	834,077	(768,171)

Unrealized gains (losses) attributable to deferred acquisition costs	8,682	(6,200)	14,906
Less applicable (taxes) benefits	(3,039)	2,170	(5,217)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	5,643	(4,030)	9,689

Foreign exchange translation adjustments, other than securities	(20,651)	(10,770)	(2,962)
Less applicable (taxes) benefits	6,892	3,290	1,220
Foreign exchange translation adjustments, other than securities, net of tax	(13,759)	(7,480)	(1,742)

Pension adjustments:
Amortization of pension costs	14,586	10,285	18,366
Plan amendments	(2,104)	—	—
Experience gain (loss)	(11,632)	(65,817)	52,296
Pension adjustments	850	(55,532)	70,662
Less applicable (taxes) benefits	(299)	19,436	(24,732)
Pension adjustments, net of tax	551	(36,096)	45,930

Other comprehensive income (loss)	(765,505)	786,471	(714,294)
Comprehensive income (loss)	$(238,405)	$1,329,410	$(185,822)

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Year Ended December 31, 2013
Balance at January 1, 2013	$—	$158,718	$439,782	$925,275	$3,350,432	$(512,421)	$4,361,786
Other Comprehensive income (loss)				(714,294)	528,472		(185,822)
Common dividends declared ($.45 per share)					(61,991)		(61,991)
Acquisition of treasury stock						(482,264)	(482,264)
Stock-based compensation			23,464		563	1,615	25,642
Exercise of stock options			21,315		(25,195)	122,871	118,991
Retirement of treasury stock		(7,500)	(22,503)		(296,748)	326,751	—
Balance at December 31, 2013	—	151,218	462,058	210,981	3,495,533	(543,448)	3,776,342
Year Ended December 31, 2014
Other Comprehensive income (loss)				786,471	542,939		1,329,410
Common dividends declared ($.51 per share)					(65,998)		(65,998)
Acquisition of treasury stock						(449,308)	(449,308)
Stock-based compensation			31,315		362	526	32,203
Exercise of stock options			18,524		(22,641)	78,934	74,817
Retirement of treasury stock		(17,000)	(54,284)		(573,349)	644,633	—
Balance at December 31, 2014	—	134,218	457,613	997,452	3,376,846	(268,663)	4,697,466
Year Ended December 31, 2015
Other Comprehensive income (loss)				(765,505)	527,100		(238,405)
Common dividends declared ($.54 per share)					(67,182)		(67,182)
Acquisition of treasury stock						(418,526)	(418,526)
Stock-based compensation			21,813		(2,132)	8,983	28,664
Exercise of stock options			17,577		(36,322)	72,280	53,535
Retirement of treasury stock		(4,000)	(14,719)		(183,941)	202,660	—
Balance at December 31, 2015	$—	$130,218	$482,284	$231,947	$3,614,369	$(403,266)	$4,055,552

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014(1)	2013(1)
Net income	$527,100	$542,939	$528,472
Adjustments to reconcile net income from continuing operations to cash provided from continuing operations:
(Income) from discontinued operations, net of income taxes	(10,807)	(14,865)	(21,267)
Increase in future policy benefits	631,202	585,632	578,217
Increase (decrease) in other policy benefits	14,609	12,521	(7,151)
Deferral of policy acquisition costs	(612,181)	(562,245)	(520,248)
Amortization of deferred policy acquisition costs	445,625	415,914	400,869
Change in current and deferred income taxes	103,558	102,720	74,989
Realized (gains) losses on sale of investments and properties	8,791	(23,548)	(7,990)
Other, net	13,985	(38,354)	27,230
Net cash provided from (used for) continuing operations	1,121,882	1,020,714	1,053,121
Net cash provided from (used for) discontinued operations	(1,832)	(156,006)	66,159
Cash provided from (used for) operations	1,120,050	864,708	1,119,280

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	226,792	109,024	133,463
Fixed maturities available for sale—matured, called, and repaid	376,158	273,223	493,885
Equity securities	—	700	14,000
Other long-term investments	3,740	795	1,333
Total investments sold or matured	606,690	383,742	642,681
Acquisition of investments:
Fixed maturities—available for sale	(1,070,908)	(704,993)	(1,143,840)
Other long-term investments	(31,707)	—	(591)
Total investments acquired	(1,102,615)	(704,993)	(1,144,431)
Net increase in policy loans	(20,353)	(23,222)	(24,837)
Net (increase) decrease in short-term investments	(38,884)	61,008	17,970
Net change in payable or receivable for securities	—	—	(43,987)
Additions to properties	(36,957)	(19,367)	(11,168)
Sales of properties	—	8,752	570
Investments in low-income housing interests	(41,231)	(56,083)	(51,176)
Cash provided from (used for) investment activities	(633,350)	(350,163)	(614,378)

Cash provided from (used for) financing activities:
Issuance of common stock	35,958	56,294	97,816
Cash dividends paid to shareholders	(66,899)	(65,006)	(60,911)
Repayment of 7.375% Notes	—	—	(94,050)
Net borrowing (repayment) of commercial paper	1,978	9,328	3,983
Excess tax benefit from stock option exercises	17,577	18,524	21,315
Acquisition of treasury stock	(418,526)	(449,308)	(482,264)
Net receipts (payments) from deposit-type product	(95,793)	(69,792)	(21,808)
Cash provided from (used for) financing activities	(525,705)	(499,960)	(535,919)

Effect of foreign exchange rate changes on cash	34,369	14,491	6,250
Increase (decrease) in cash	(4,636)	29,076	(24,767)
Cash at beginning of year	66,019	36,943	61,710
Cash at end of year	$61,383	$66,019	$36,943
(1) Certain balances were adjusted to give effect to discontinued operations as described in Note 1—Significant Accounting Policies.
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

Torchmark accounts for its variable interest entities (VIEs) under accounting guidance which clarifies the definition of a variable interest and the instructions for consolidating VIEs. Only primary beneficiaries are required or allowed to consolidate VIEs. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary, it is not permitted to consolidate the VIE. As further described under the caption Low-Income Housing Tax Credit Interests below in this note, Torchmark holds passive interests in limited partnerships which provide investment returns through the provision of tax benefits (principally from the transfer of federal or state tax credits related to federal low-income housing). These interests are considered to be VIEs. They are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Torchmark’s involvement is limited to its limited partnership interest in the entities. Torchmark has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value.

When a component of Torchmark’s business is expected to be sold during the ensuing year, Torchmark considers whether the criteria of ASC 205-20, Discontinued Operations, have been met, which includes evaluating if the disposal of a component represents a strategic shift that has, or will have, a major effect on the Company. If the disposal meets the criteria for discontinued operations, the assets and liabilities of components held for sale are segregated and are recorded in the Consolidated Balance Sheets as assets held for sale and liabilities held for sale for all periods presented. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The results of operations for the component held for sale are reported in "Income from discontinued operations, net of tax" in the Consolidated Statements of Operations for current and prior periods. Discontinued operations are reported commencing in the period in which the business is either disposed of or meets the accounting criteria for discontinued operations, including any gain or loss recognized on the sale or adjustment of the carrying amount to the estimated fair value less cost to sell. As discussed in further detail in Note 6—Discontinued Operations, Torchmark has classified one of its operating segments, Medicare Part D, as held for sale and it is reflected as a discontinued operation for the year ended December 31, 2015. As this business has been classified as held for sale and its operations are discontinued, the financial results of this business are excluded from Torchmark's continuing operations and the Notes to the Consolidated Financial Statements, other than Note 2—Statutory Accounting and Note 6—Discontinued Operations.

Investments: Torchmark classifies all of its fixed maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

carried at unpaid principal balances. Investments in real estate, included in “Other long-term investments,” are reported at cost less allowances for depreciation. Depreciation is calculated on the straight-line method. Investments in limited partnerships, also included in "Other long-term investments," are accounted for using the cost method of accounting as Torchmark's partnership interest is minor since Torchmark lacks the ability to exercise significant influence over the partnership's operating and financial policies. The Company considers its cost method investments for impairment when the carrying value of such investments exceeds the net asset value (“NAV”). Short-term investments include investments in interest-bearing time deposits with original maturities of twelve months or less.

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

The great majority of Torchmark's fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2015, Torchmark's investments in fixed maturities were primarily composed of the following significant security types: Corporate securities, state and municipal securities, redeemable preferred stocks, and U.S. government securities. The remaining security types represented less than 1% of the total in the aggregate.

Over 95% of the fair value reported at December 31, 2015 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield. For all asset classes within Torchmark’s significant security types, third-party pricing services use a common valuation technique to model the price of the investments using observable market data. The foundation for these models consists of developing yield spreads based on multiple observable market inputs, including but not limited to: benchmark yield curves, actual trading activity, new issue yields, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, sector-specific data, economic data, and other inputs that are corroborated in the market. Pricing vendors monitor and review their pricing data continuously with current market and economic data feeds, augmented by ongoing communication within the dealer community.

Using the observable market inputs described above, spreads to an appropriate benchmark yield are further developed by the vendors for each security based on security-specific and/or sector-specific risk factors, such as a security’s terms and conditions (coupon, maturity, and call features), credit rating, sector, liquidity, collateral or other cash flow options, and other factors that could impact the risk of the security. Embedded repayment options, such as call and redemption features, are also taken into account in the pricing models. When the spread is determined, it is added to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

the security’s benchmark yield. The security's expected cash flows are discounted using this spread-adjusted yield, and the resulting present value of the discounted cash flows is the evaluated price.

When third-party vendor prices are not available, the Company attempts to obtain valuations from other sources, including but not limited to broker/dealers, broker quotes, and prices on comparable securities.

When valuations have been obtained for all securities in the portfolio, management reviews and analyzes the prices to ensure their reasonableness, taking into account available observable information. When two or more valuations are available for a security and the variance between the prices is 10% or less, the close correlation suggests similar observable inputs were used in deriving the price, and the mean of the prices is used. Securities valued in this manner are classified as Level 2. When the variance between two or more valuations for a security exceeds 10%, additional analysis is performed to determine the most appropriate value for that security, using resources such as broker quotes, prices on comparable securities, recent trades, and any other observable market data. Further review is performed on the available valuations to determine if they can be corroborated within reasonable tolerance to any other observable evidence. If one of the valuations or the mean of the available valuations for a security can be corroborated with other observable evidence, then the corroborated value is used and reported as Level 2. The Company uses information and analytical techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. Valuations that cannot be corroborated within a reasonable tolerance are classified as Level 3. As of December 31, 2015 and 2014, fair value measurements classified as Level 3 represented 4.4% and 4.0%, respectively, of total fixed maturities and equity securities.

Torchmark invests in a portfolio of private placement bonds which are not actively traded. This portfolio is managed by third parties and was $542 million at amortized cost and $546 million at fair value on December 31, 2015, compared with $497 million at amortized cost and $513 million at fair value a year earlier. The portfolio managers provide valuations for the bonds based on a pricing matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If the unobservable inputs can be closely corroborated with publicly available information, the fair values are classified as Level 2. If they cannot be corroborated, the fair values are classified as Level 3. As of December 31, 2015, fair values of $15 million were classified as Level 2, while the remaining balance of $531 million was classified as Level 3. As of December 31, 2014, all private placements were classified as Level 3.

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements.

Fair Value Measurements, Other Financial Instruments: Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Policy loans are an integral part of Torchmark’s subsidiaries’ life insurance policies in force and their fair values cannot be valued separately and apart from the insurance contracts. The fair values of Torchmark’s long-term debt issues are based on the same methodology as investments in fixed maturities. Because observable inputs were available for these debt securities at December 31, 2015, they were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2015 is disclosed in Note 11—Debt. As described in Note 9—Postretirement Benefits, Torchmark maintains an unqualified supplemental retirement plan. Therefore the assets which support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of corporate-owned life insurance policies and exchange traded funds (ETFs). The fair value of the insurance cash values approximates carrying value. Fair values for the ETFs are derived from direct quotes and are considered Level 1 in the valuation hierarchy.

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

Among the facts and information considered in the process are:

•	Default on a required payment

•	Issuer bankruptcy filings

•	Financial statements of the issuer

•	Changes in credit ratings of the issuer

•	The value of underlying collateral

•	News and information included in press releases issued by the issuer

•	News and information reported in the media concerning the issuer

•	News and information published by or otherwise provided by credit analysts

•	The nature and amount of recent and expected future sources and uses of cash

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

Current accounting guidance is such that if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings. Otherwise, losses on fixed maturities which are other-than-temporarily impaired are separated into two categories, the portion of loss which is considered credit loss and the portion of loss which is due to other factors. The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income. The credit loss portion of an impairment is determined as the difference between the security’s amortized cost and the present value of expected future cash flows discounted at the security’s original effective yield rate. The temporary portion is the difference between this present value of expected future cash flows and fair value (as discounted by a market yield). The expected cash flows are determined using judgment and the best information available to the Company. Inputs used to derive expected cash flows include expected default rates, current levels of subordination, and loan-to-collateral value ratios. Management believes that the present value of future cash flows at the original effective yield is a better measure of valuation because fair value determined by a discounted market yield is often based on limited observable market data, and the market for these securities is generally neither active nor orderly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Cash: Cash consists of balances on hand and on deposit in banks and financial institutions. Overdrafts arising from the overnight investment of funds offset cash balances on hand and on deposit.

Other Receivables: Other receivables consist primarily of agent debit balances, which represent commissions advanced to insurance agents. These balances are repaid to the Company over time as the premiums are collected by the Company and agents' commissions on such premiums are retained. The balance was $334 million and $313 million at December 31, 2015 and 2014, respectively. Management believes these balances are recoverable as they are less than the estimated present value of future commissions.

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

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Globe Life Direct Response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Globe Life Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of deferred acquisition costs. They are amortized in the same manner as other deferred acquisition costs. Globe Life Direct Response advertising costs charged to earnings and included in other operating expense were $10 million, $8 million, and $6 million in 2015, 2014, and 2013, respectively. Capitalized advertising costs included within deferred acquisition costs were $1.21 billion at December 31, 2015 and $1.15 billion at December 31, 2014.

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

Torchmark tested its goodwill annually in each of the years 2013 through 2015. These tests, performed in the second quarter each year, involved assigning carrying value by allocating the Company’s net assets to each of the reporting units of Torchmark’s segments, including the portion of goodwill assigned to the unit. In 2015, the qualitative assessment was employed as permitted by accounting guidance. Based on the analyses as outlined in the guidance, it was determined that an impairment of goodwill was not likely. In both 2014 and 2013, the fair values of the various reporting units were developed. The fair value of each reporting unit was determined using discounted expected cash flows associated with that unit. Judgment and assumptions are used in developing the projected cash flows for the reporting units, and such estimates are subject to change. The Company also exercises judgment in the determination of the discount rate, which management believes to be appropriate for the risk associated with the cash flow expectations. The fair value of each reporting unit is then measured against that reporting unit’s corresponding carrying value. Because the estimated fair value substantially exceeded the carrying value, including goodwill, of each reporting unit in each period, Torchmark’s goodwill was not impaired in any of those periods.

Low-Income Housing Tax Credit Interests: Torchmark invests in limited partnerships that provide low-income housing tax credits and other related federal income tax and state premium tax benefits to Torchmark. The carrying value of Torchmark’s investment in these entities was $306 million and $318 million at December 31, 2015 and 2014, respectively. At December 31, 2015, $302 million associated with the federal interests was included in "Other assets" on the Consolidated Balance Sheets with the remaining $4 million state-related interests included in "Other long-term investments". At December 31, 2014, the comparable amounts were $313 million, and $5 million, respectively. As of December 31, 2015, Torchmark was obligated under future commitments of $69 million, which is included in the above carrying value. Torchmark accounts for the amortization of these tax benefits in accordance with the new guidance discussed below.

On January 1, 2015, Torchmark adopted new guidance concerning Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01). The guidance replaces the effective-yield method of amortization with respect to investments in qualified affordable housing acquired after the date of adoption and, if certain conditions are present, provides for a proportional amortization method. Under the proportional amortization method, the investor amortizes the initial cost of the investment in proportion to the tax credits received during the current period to the total expected tax credits to be received over the life of the investment. The guidance further provides that a company which previously used the effective-yield method of amortization may continue to use such method with respect to investments acquired before the date of adoption. Amortization, previously required to be recognized in the Consolidated Statements of Operations as a component of "Net investment income", is now included in "Income tax expense."

Torchmark continues to use the effective-yield method of amortization with respect to its guaranteed investments acquired prior to January 1, 2015, and has retrospectively adopted the new guidance and applied the proportional method of amortization with respect to its non-guaranteed investments. The proportional method of amortization is consistent with Torchmark’s historical method of amortization. As a result, the only impact of the adoption is the reclassification of amortization expense from “Net investment income” to “Income tax expense” with no impact on Torchmark's historical net income, cash flows, or statutory earnings of its insurance subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

The following table reflects a summary of the impact of the retrospectively adjusted balances on the Company's Consolidated Statements of Operations for the twelve months ended December 31, 2014 and 2013.

Twelve months ended December 31, 2014
Income Statement	As previously reported(1)	Adjustments	As adjusted
Net investment income	$729,207	$29,079	$758,286
Total revenue	3,591,016	29,079	3,620,095
Income before income taxes	755,598	29,079	784,677
Income taxes	(227,524)	(29,079)	(256,603)
Net income	542,939	—	542,939

Twelve months ended December 31, 2013
Income Statement	As previously reported(1)	Adjustments	As adjusted
Net investment income	$709,743	$24,907	$734,650
Total revenue	3,469,346	24,907	3,494,253
Income before income taxes	730,408	24,907	755,315
Income taxes	(223,203)	(24,907)	(248,110)
Net income	528,472	—	528,472
(1) Total revenue, income before income taxes, and income taxes were adjusted for discontinued operations as discussed earlier in this note.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $175 million at December 31, 2015 and $139 million at December 31, 2014. Accumulated depreciation was $92 million at year end 2015 and $85 million at the end of 2014. Depreciation expense was $8.0 million in 2015, $7.4 million in 2014, and $6.4 million in 2013. During 2013, Liberty National Life Insurance Company (Liberty National), a Torchmark subsidiary, sold real estate for a loss of $265 thousand after a previous write-down for other-than-temporary impairment of $2.7 million earlier in the year. The sale of this property eliminated substantially all asbestos-related liability for Torchmark.

Future Policy Benefits: The liability for future policy benefits for universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 85% of total future policy benefits, is determined on the net level premium method. This method provides for the present value of expected future benefit payments less the present value of expected future net premiums, based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. For limited-payment contracts, a deferred profit liability is also recorded which causes profits to emerge over the life of the contract in proportion to policies in force. Assumptions used for traditional life and health insurance products are based primarily on Company experience. Assumptions for interest rates range from 2.5% to 7.0% for Torchmark’s insurance companies with an overall weighted average assumed rate of 5.7%. Mortality tables used for individual life insurance include various statutory tables and modifications of a variety of generally accepted actuarial tables. Morbidity assumptions for individual health are based on Company experience and industry data. Withdrawal and termination assumptions are based on Torchmark’s experience. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are reviewed annually and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

sufficient to cover the present value of future benefits and to recover unamortized deferred acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized deferred acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on revised assumptions.

Policy Claims and Other Benefits Payable: Torchmark establishes a liability for known policy benefits payable and an estimate of claims that have been incurred but not yet reported to the Company. Torchmark makes an estimate of unreported claims after careful evaluation of all information available to the Company. This estimate is based on prior experience and is reviewed quarterly. However, there is no certainty the stated liability for claims and other benefits, including the estimate of unsubmitted claims, will be Torchmark’s ultimate obligation.

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

Treasury Stock: Torchmark accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method. More information is found in Note 12—Shareholders' Equity.

Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Profits for limited-payment life insurance contracts are recognized over the contract period. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $19 million, $21 million, and $22 million for the years ended December 31, 2015, 2014, and 2013, respectively. Other premium consists of annuity policy charges in each year. Profits are also earned to the extent that investment income exceeds policy liability interest requirements. The related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the same period.

Stock-Based Compensation: Torchmark accounts for stock-based compensation by recognizing an expense in the financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2013 through 2015 is as follows:

	2015	2014	2013
Volatility factor	23.6%	30.9%	38.5%
Dividend yield	0.9%	0.9%	1.1%
Expected term (in years)	5.66	5.65	5.62
Risk-free rate	1.6%	1.9%	1.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

 The expected term is generally derived from Company experience. However, expected terms are determined based on the simplified method as permitted under the ASC 718 Stock Compensation topic when company experience is insufficient. The Torchmark Corporation 2011 Incentive Plan replaced all previous plans and allows for option grants for employees with a ten-year contractual term which vest over five years in addition to seven-year grants which vest over three years as permitted by the previous plans. Director grants vest over six months. The Company has sufficient experience with seven-year grants that vest in three years, but insufficient historical experience with five-year vesting. Therefore, Torchmark has used the simplified method to determine the expected term for the ten-year grants with five-year vesting and will do so until adequate experience is developed. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested). Expenses for restricted stock and restricted stock units are based on the grant-date fair value allocated on a straight-line basis over the service period. Performance share expense is recognized based on management’s estimate of the probability of meeting the metrics identified in the performance share award agreement, assigned to each service period as these estimates develop.

Torchmark management views all stock-based compensation expense as a corporate or Parent Company expense and, therefore, presents it as such in its segment analysis (See Note 14—Business Segments). It is included in “Other operating expense” in the Consolidated Statements of Operations.

Earnings Per Share: Torchmark presents basic and diluted earnings per share (EPS) on the face of the Consolidated Statements of Operations for income from continuing operations and income from discontinued operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 12—Shareholders’ Equity.

Accounting Pronouncements Not Yet Adopted:

Consolidation: The FASB issued Accounting Standards Update No. 2015-02 Consolidation: Amendments to the Consolidation Analysis (ASU 2015-02), to amend the consolidation requirements in ASC 810, Consolidation. ASU 2015-02 will be effective for Torchmark beginning in calendar year 2016. This new guidance is not expected to have a material impact on the consolidated financial statements.
Short-Duration Contracts: The FASB issued Accounting Standards Update No. 2015-09 Financial Services-Insurance: Disclosures about Short-Duration Contracts (ASU 2015-09), requiring companies to disclose additional information with regards to its short-duration insurance contracts. These new disclosures are intended to provide additional insight into an insurance entity’s ability to underwrite claims. Torchmark's disclosures under ASU 2015-09 will be effective for the 2016 annual consolidated financial statements. This guidance consists only of new disclosures and will not impact the accounting for short-duration contracts.
Defined Benefit Pension Plans: The FASB issued Accounting Standards Update No. 2015-12 Plan Accounting: Defined Pension Plans, Defined Contribution Pension Plans, Health and Welfare Benefit Plans: (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (Consensuses of the FASB Emerging Issues Task Force) (ASU 2015-12) which is a three part standard that is expected to 1) change the measurement of fully benefit-responsive investment contracts from fair value to contract value, 2) simplify disclosures related to plan investments, and 3) provide a measurement date practical expedient. ASU 2015-12 will be effective for Torchmark beginning in calendar year 2016. This new guidance will not have a material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Financial Instruments: The FASB issued Accounting Standards Update No. 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, this guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income rather than other comprehensive income, and changes the presentation of certain fair value changes for financial liabilities. ASU 2016-01 will be effective for Torchmark on January 1, 2018. As Torchmark's equity securities portfolio is insignificant in comparison to its investment portfolio, the Company does not anticipate the guidance to have a material impact on its operating results.
Leases: The FASB issued Accounting Standards Update No. 2016-02 Leases (ASU 2016-02). This new guidance states that leases classified as operating leases under current accounting guidance will be recognized on the balance sheet as lease assets and lease liabilities when the company is the lessee. ASU 2016-02 will be effective for Torchmark on January 1, 2019 and is required to be presented using a modified retrospective approach. Torchmark is currently evaluating the impact that this guidance will have on the consolidated financial statements.

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2015	2014	2013	2015	2014
Life insurance subsidiaries	$393,466	$446,439	$572,509	$1,253,007	$1,262,624

The excess, if any, of shareholder’s equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to Torchmark without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $452 million at December 31, 2015. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders’ Equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income
An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2013 through 2015.

Components of Accumulated Other Comprehensive Income

For the 12 months ended December 31, 2013:	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2013	$1,024,367	$(16,417)	$26,608	$(109,283)	$925,275
Other comprehensive income (loss) before reclassifications, net of tax	(758,857)	9,689	(1,742)	33,992	(716,918)
Reclassifications, net of tax	(9,314)	—	—	11,938	2,624
Other comprehensive income (loss)	(768,171)	9,689	(1,742)	45,930	(714,294)
Balance at December 31, 2013	256,196	(6,728)	24,866	(63,353)	210,981

For the 12 months ended December 31, 2014:
Other comprehensive income (loss) before reclassifications, net of tax	855,132	(4,030)	(7,480)	(42,781)	800,841
Reclassifications, net of tax	(21,055)	—	—	6,685	(14,370)
Other comprehensive income (loss)	834,077	(4,030)	(7,480)	(36,096)	786,471
Balance at December 31, 2014	1,090,273	(10,758)	17,386	(99,449)	997,452

For the 12 months ended December 31, 2015:
Other comprehensive income (loss) before reclassifications, net of tax	(759,976)	5,643	(13,759)	(8,930)	(777,022)
Reclassifications, net of tax	2,036	—	—	9,481	11,517
Other comprehensive income (loss)	(757,940)	5,643	(13,759)	551	(765,505)
Balance at December 31, 2015	$332,333	$(5,115)	$3,627	$(98,898)	$231,947

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for each of the years 2013 through 2015.

Reclassification Adjustments

	Year Ended December 31,
Component Line Item	2015	2014	2013	Affected line items in the Statement of Operations
Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$9,478	$(23,771)	$(9,606)	Realized investment gains (losses)
Amortization of (discount) premium	(6,346)	(8,621)	(6,569)	Net investment income
Total before tax	3,132	(32,392)	(16,175)
Tax	(1,096)	11,337	6,861	Income taxes
Total after tax	2,036	(21,055)	(9,314)
Pension adjustments:
Amortization of prior service cost	377	2,113	2,276	Other operating expenses
Amortization of actuarial (gain) loss	14,209	8,172	16,090	Other operating expenses
Total before tax	14,586	10,285	18,366
Tax	(5,105)	(3,600)	(6,428)	Income taxes
Total after tax	9,481	6,685	11,938
Total reclassifications (after tax)	$11,517	$(14,370)	$2,624

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments

Portfolio Composition:

A summary of fixed maturities available for sale and equity securities by cost or amortized cost and estimated fair value at December 31, 2015 and 2014 is as follows:

2015:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$368,718	$404	$(14,078)	$355,044	3
States, municipalities, and political subdivisions	1,296,396	131,516	(1,908)	1,426,004	10
Foreign governments	21,594	1,369	(163)	22,800	—
Corporates, by sector:
Financial	2,760,552	301,624	(54,881)	3,007,295	22
Utilities	1,981,241	223,535	(28,267)	2,176,509	16
Energy	1,568,392	53,776	(219,101)	1,403,067	10
Other corporate sectors	4,761,192	294,026	(230,911)	4,824,307	35
Total corporates	11,071,377	872,961	(533,160)	11,411,178	83
Collateralized debt obligations	63,662	16,158	(9,438)	70,382	1
Other asset-backed securities	18,963	668	—	19,631	—
Redeemable preferred stocks, by sector:
Financial	382,517	45,926	(4,781)	423,662	3
Utilities	28,644	731	(52)	29,323	—
Total redeemable preferred stocks	411,161	46,657	(4,833)	452,985	3
Total fixed maturities	13,251,871	1,069,733	(563,580)	13,758,024	100
Equity securities available for sale	776	859	—	1,635
Total fixed maturities and equity securities	$13,252,647	$1,070,592	$(563,580)	$13,759,659

(1) Amount reported in the balance sheet.
(2) At fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

2014:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$367,463	$5,561	$(3,183)	$369,841	3
States, municipalities, and political subdivisions	1,278,429	177,052	(718)	1,454,763	10
Foreign governments	25,824	1,350	(1)	27,173	—
Corporates, by sector:
Financial	2,659,266	419,303	(12,136)	3,066,433	21
Utilities	2,154,433	377,962	(2,945)	2,529,450	17
Energy	1,511,839	173,485	(21,641)	1,663,683	12
Other corporate sectors	4,240,082	530,462	(24,158)	4,746,386	33
Total corporates	10,565,620	1,501,212	(60,880)	12,005,952	83
Collateralized debt obligations	67,876	4,165	(8,809)	63,232	—
Other asset-backed securities	21,424	1,104	—	22,528	—
Redeemable preferred stocks, by sector:
Financial	468,290	56,845	(5,008)	520,127	4
Utilities	28,686	781	(23)	29,444	—
Total redeemable preferred stocks	496,976	57,626	(5,031)	549,571	4
Total fixed maturities	12,823,612	1,748,070	(78,622)	14,493,060	100
Equity securities available for sale	776	701	—	1,477
Total fixed maturities and equity securities	$12,824,388	$1,748,771	$(78,622)	$14,494,537
(1) Amount reported in the balance sheet.
(2) At fair value

A schedule of fixed maturities by contractual maturity at December 31, 2015 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$66,545	$67,585
Due from one to five years	535,903	583,237
Due from five to ten years	1,051,912	1,129,107
Due from ten to twenty years	3,877,844	4,201,334
Due after twenty years	7,635,180	7,684,715
Mortgage-backed and asset-backed securities	84,487	92,046
	$13,251,871	$13,758,024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Analysis of investment operations:

As discussed in Note 1—Significant Accounting Policies, net investment income was retrospectively adjusted to give effect to the adoption of ASU 2014-01 for all periods presented.

	Year Ended December 31,
	2015	2014	2013
Net investment income is summarized as follows:
Fixed maturities	$747,663	$732,925	$709,756
Equity securities	13	8	323
Policy loans	36,763	35,015	33,471
Other long-term investments	2,008	1,508	1,281
Short-term investments	95	75	138
	786,542	769,531	744,969
Less investment expense	(12,591)	(11,245)	(10,319)
Net investment income	$773,951	$758,286	$734,650

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities	$(9,479)	$23,170	$13,138
Equity securities	—	601	—
Loss on redemption of debt	—	(258)	—
Other	688	35	(5,148)
	(8,791)	23,548	7,990
Applicable tax	3,077	(8,242)	(4,025)
Realized gains (losses) from investments, net of tax	$(5,714)	$15,306	$3,965

An analysis of the net change in unrealized investment gains (losses) is as follows:
Fixed maturities	$(1,163,295)	$1,279,190	$(1,187,529)
Equity securities	158	(308)	317
Net change in unrealized gains (losses) on securities	(1,163,137)	1,278,882	(1,187,212)
Other investments	(2,895)	4,180	3,560
Net change in unrealized gains (losses)	$(1,166,032)	$1,283,062	$(1,183,652)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Additional information about securities sold is as follows:

	At December 31,
	2015	2014	2013
Fixed maturities:
Proceeds from sales	$226,792	$109,024	$133,463
Gross realized gains	259	17,583	5,948
Gross realized losses	(16,894)	(1,879)	(1,310)

Fair value measurements: The following tables represent the fair value of assets measured on a recurring basis at December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$355,044	$—	$355,044
States, municipalities, and political subdivisions	—	1,426,004	—	1,426,004
Foreign governments	—	22,800	—	22,800
Corporates, by sector:
Financial	—	2,945,048	62,247	3,007,295
Utilities	22,189	2,020,268	134,052	2,176,509
Energy	—	1,377,861	25,206	1,403,067
Other corporate sectors	—	4,515,006	309,301	4,824,307
Total corporates	22,189	10,858,183	530,806	11,411,178
Collateralized debt obligations	—	—	70,382	70,382
Other asset-backed securities	—	19,631	—	19,631
Redeemable preferred stocks, by sector:
Financial	10,124	413,538	—	423,662
Utilities	—	29,323	—	29,323
Total redeemable preferred stocks	10,124	442,861	—	452,985
Total fixed maturities	32,313	13,124,523	601,188	13,758,024
Equity securities available for sale	765	—	870	1,635
Total fixed maturities and equity securities	$33,078	$13,124,523	$602,058	$13,759,659
Percentage of total	0.2%	95.4%	4.4%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

	Fair Value Measurements at December 31, 2014 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$369,841	$—	$369,841
States, municipalities, and political subdivisions	1,504	1,453,259	—	1,454,763
Foreign governments	—	27,173	—	27,173
Corporates, by sector:
Financial	56,517	2,940,267	69,649	3,066,433
Utilities	30,054	2,366,408	132,988	2,529,450
Energy	—	1,636,653	27,030	1,663,683
Other corporate sectors	—	4,463,339	283,047	4,746,386
Total corporates	86,571	11,406,667	512,714	12,005,952
Collateralized debt obligations	—	—	63,232	63,232
Other asset-backed securities	661	21,867	—	22,528
Redeemable preferred stocks, by sector:
Financial	17,811	502,316	—	520,127
Utilities	5,134	24,310	—	29,444
Total redeemable preferred stocks	22,945	526,626	—	549,571
Total fixed maturities	111,681	13,805,433	575,946	14,493,060
Equity securities available for sale	644	—	833	1,477
Total fixed maturities and equity securities	$112,325	$13,805,433	$576,779	$14,494,537
Percentage of total	0.8%	95.2%	4.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed securities	Collateralized debt Obligations	Corporates	Equities	Total
Balance at January 1, 2013	$7,981	$46,571	$231,072	$739	$286,363
Total gains or losses:
Included in realized gains/losses	—	—	—	—	—
Included in other comprehensive income	426	10,083	(17,243)	37	(6,697)
Acquisitions	—	—	129,755	—	129,755
Sales	—	—	—	—	—
Amortization	(57)	2,838	5	—	2,786
Other(1)	—	(1,287)	(834)	—	(2,121)
Transfers into (out of) Level 3	(8,350)	—	(42,455)	—	(50,805)
Balance at December 31, 2013	—	58,205	300,300	776	359,281
Total gains or losses:
Included in realized gains/losses	—	15,924	1	—	15,925
Included in other comprehensive income	—	3,323	27,864	57	31,244
Acquisitions	—	—	186,366	—	186,366
Sales	—	(16,049)	(1)	—	(16,050)
Amortization	—	5,519	13	—	5,532
Other(1)	—	(3,690)	(1,829)	—	(5,519)
Transfers into (out of) Level 3	—	—	—	—	—
Balance at December 31, 2014	—	63,232	512,714	833	576,779
Total gains or losses:
Included in realized gains/losses	—	—	1,182	—	1,182
Included in other comprehensive income	—	11,365	(11,925)	37	(523)
Acquisitions	—	—	38,600	—	38,600
Amortization	—	5,536	17	—	5,553
Other(1)	—	(9,751)	(9,782)	—	(19,533)
Transfers into (out of) Level 3	—	—	—	—	—
Balance at December 31, 2015	$—	$70,382	$530,806	$870	$602,058

(1) Includes capitalized interest, foreign exchange adjustments, and principal repayments.

Acquisitions of Level 3 investments in each of the years 2013 through 2015 are comprised of private-placement fixed maturities managed by an unaffiliated third-party. See Note 1—Significant Accounting Policies for more information on private placements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Quantitative Information about Level 3
Fair Value Measurements
As of December 31, 2015

	Fair Value	Valuation Techniques	Unobservable Input	Range	Weighted Average
Collateralized debt obligations	$70,382	Discounted cash flows	Discount rate	8.85 - 9.5%	9.4%
Private placement fixed maturities	530,806	Discounted cash flows	Credit rating	A+ to BB	BBB
			Discount rate	3.13 - 7.47%	4.31%
Equity securities	870	Third-party pricing without adjustment	N/A	N/A	N/A
	$602,058

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

The private placement fixed maturities are valued based on the contractual cash flows discounted by a yield determined as a treasury benchmark adjusted for a credit spread. The credit spread is developed from observable indices for similar public fixed maturities and unobservable indices for private fixed maturities for corresponding credit ratings. However, the credit ratings for the private placements are considered unobservable inputs, as they are assigned by the third party investment manager based on a quantitative and qualitative assessment of the credit underwritten. A higher (lower) credit rating would result in a higher (lower) valuation. For more information regarding valuation procedures, please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities.

The following table presents transfers in and out of each of the valuation levels of fair values.

	2015			2014			2013
	In	Out	Net	In	Out	Net	In	Out	Net
Level 1	$17,252	$(49,744)	$(32,492)	$36,468	$—	$36,468	$19,416	$—	$19,416
Level 2	49,744	(17,252)	32,492	—	(36,468)	(36,468)	50,805	(19,416)	31,389
Level 3	—	—	—	—	—	—	—	(50,805)	(50,805)

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

Other-than-temporary impairments (OTTI): Based on the Company's evaluation of its fixed maturities in an unrealized loss position in accordance with the OTTI policy as described in Note 1—Significant Accounting Policies, the Company concluded that there were no other-than-temporary impairments during the three years ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

As of year end 2015, previously written down securities remaining in the portfolio were carried at a fair value of $60 million, or less than 1% of the fair value of the fixed maturity portfolio. Torchmark is continuously monitoring the market conditions impacting its portfolio, especially in the energy and basic materials sectors. While adverse market conditions for an extended duration could lead to some ratings downgrades in these sectors, Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell nor expects to be required to sell any of its securities.

Unrealized gains/loss analysis: The following tables disclose gross unrealized investment losses by class and major sector of investments at December 31, 2015 and December 31, 2014 for the respective periods of time in a loss position. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES
At December 31, 2015

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$310,676	$(13,196)	$14,731	$(882)	$325,407	$(14,078)
States, municipalities and political subdivisions	55,351	(1,611)	671	(42)	56,022	(1,653)
Foreign governments	7,302	(163)	—	—	7,302	(163)
Corporates, by sector:
Financial	476,469	(18,599)	—	—	476,469	(18,599)
Utilities	435,692	(28,267)	—	—	435,692	(28,267)
Energy	745,969	(146,157)	81,681	(41,412)	827,650	(187,569)
Metals and mining	225,273	(50,857)	25,831	(11,552)	251,104	(62,409)
Other corporate sectors	1,615,515	(113,185)	35,684	(6,661)	1,651,199	(119,846)
Total corporates	3,498,918	(357,065)	143,196	(59,625)	3,642,114	(416,690)
Redeemable preferred stocks, by sector:
Utilities	7,763	(52)	—	—	7,763	(52)
Total redeemable preferred stocks	7,763	(52)	—	—	7,763	(52)
Total investment grade securities	3,880,010	(372,087)	158,598	(60,549)	4,038,608	(432,636)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	299	(255)	299	(255)
Corporates, by sector:
Financial	—	—	69,506	(36,282)	69,506	(36,282)
Energy	7,979	(1,854)	61,175	(29,678)	69,154	(31,532)
Metals and mining	4,551	(5,414)	17,679	(22,247)	22,230	(27,661)
Other corporate sectors	81,368	(12,492)	63,307	(8,503)	144,675	(20,995)
Total corporates	93,898	(19,760)	211,667	(96,710)	305,565	(116,470)
Collateralized debt obligations	—	—	10,562	(9,438)	10,562	(9,438)
Redeemable preferred stocks, by sector:
Financial	—	—	22,374	(4,781)	22,374	(4,781)
Total redeemable preferred stocks	—	—	22,374	(4,781)	22,374	(4,781)
Total below investment grade securities	93,898	(19,760)	244,902	(111,184)	338,800	(130,944)
Total fixed maturities	$3,973,908	$(391,847)	$403,500	$(171,733)	$4,377,408	$(563,580)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES
At December 31, 2014

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$4,478	$(7)	$149,238	$(3,176)	$153,716	$(3,183)
States, municipalities and political subdivisions	5,632	(206)	20,363	(348)	25,995	(554)
Foreign governments	—	—	800	(1)	800	(1)
Corporates, by sector:
Financial	7,928	(25)	28,202	(372)	36,130	(397)
Utilities	4,678	(41)	111,993	(2,904)	116,671	(2,945)
Energy	201,509	(12,423)	101,457	(9,218)	302,966	(21,641)
Metals and mining	69,959	(3,592)	16,078	(943)	86,037	(4,535)
Other corporate sectors	117,743	(1,006)	392,029	(12,255)	509,772	(13,261)
Total corporates	401,817	(17,087)	649,759	(25,692)	1,051,576	(42,779)
Redeemable preferred stocks, by sector:
Financial	1,008	(1)	—	—	1,008	(1)
Utilities	—	—	1,644	(23)	1,644	(23)
Total redeemable preferred stocks	1,008	(1)	1,644	(23)	2,652	(24)
Total investment grade securities	412,935	(17,301)	821,804	(29,240)	1,234,739	(46,541)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	393	(164)	393	(164)
Corporates, by sector:
Financial	—	—	94,069	(11,739)	94,069	(11,739)
Other corporate sectors	32,940	(404)	67,117	(5,958)	100,057	(6,362)
Total corporates	32,940	(404)	161,186	(17,697)	194,126	(18,101)
Collateralized debt obligations	—	—	11,190	(8,809)	11,190	(8,809)
Redeemable preferred stocks, by sector:
Financial	—	—	57,339	(5,007)	57,339	(5,007)
Total redeemable preferred stocks	—	—	57,339	(5,007)	57,339	(5,007)
Total below investment grade securities	32,940	(404)	230,108	(31,677)	263,048	(32,081)
Total fixed maturities	$445,875	$(17,705)	$1,051,912	$(60,917)	$1,497,787	$(78,622)

Gross unrealized losses rose from $79 million at year end 2014 to $564 million at year end 2015, an increased gross unrealized loss of $485 million. During 2015, the increase in gross unrealized losses was partially attributable to rising interest rates in the financial markets, but also resulted from deteriorating conditions in the energy and metals and mining sectors. The energy sector accounted for $197 million of the 2015 increase in gross unrealized losses from 2014, while metals and mining contributed $86 million of additional gross unrealized losses. Financial sector investments, our largest sector holdings at 25% of the portfolio at fair value at year end 2015, were also affected by the poor economic environment, adding another $43 million of gross unrealized losses during 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of December 31, 2015	480	75	555
As of December 31, 2014	80	173	253

Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,568 issues at December 31, 2015 and 1,604 issues at December 31, 2014. The weighted-average quality rating of all unrealized loss positions was BBB+ for both 2015 and 2014. The weighted-average quality ratings are based on amortized cost.

Other investment information:

Other long-term investments consist of the following:

	Year Ended December 31,
	2015	2014
Investment in limited partnerships	$31,409	$3,236
Low-income housing interests	3,767	5,370
Other	1,627	1,843
Total	$36,803	$10,449

Torchmark did not have any invested assets that were non-income producing during the twelve months ended December 31, 2015.

Concentrations of Credit Risk: Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2015, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporate securities	79%
Securities of state and municipal governments	10
Government-sponsored enterprises	2
Other	1
Below investment grade fixed maturities:
Corporate securities	3
Other	1
Policy loans, which are secured by the underlying insurance policy values	3
Other investments	1
100%

As of December 31, 2015, securities of state and municipal governments represented 10% of invested assets at fair value. Such investments are made throughout the U.S. At year end 2015, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (30%), Ohio (7%), Washington (7%), Illinois (6%), and Alabama (5%). Otherwise, there was no significant concentration within any given state greater than 5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Corporate debt securities and redeemable preferred stocks represent 82% of Torchmark's investment portfolio. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio of corporate debt securities and redeemable preferred stocks at December 31, 2015, based on fair value:

Insurance	18%
Electric utilities	15
Oil and natural gas pipelines	6
Banks	6
Transportation	5
Chemicals	4
Oil and natural gas exploration and production	4
Gas utilities	3
Real estate investment trusts	3
Mining	3

At year end 2015, 4% of invested assets at fair value were represented by fixed maturities rated below investment grade (BB+ or lower as determined by the weighted average of available ratings from rating services). Par value of these investments was $720 million, amortized cost was $640 million, and fair value was $533 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Note 5—Deferred Acquisition Costs

An analysis of deferred acquisition costs is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$3,457,397	$3,325,433	$3,187,710
Additions:
Deferred during period:
Commissions	401,166	358,969	330,922
Other expenses	211,015	203,276	189,326
Total deferred	612,181	562,245	520,248
Value of insurance purchased during year	—	—	8,489
Adjustment attributable to unrealized investment losses(1)	8,682	—	14,906
Total additions	620,863	562,245	543,643
Deductions:
Amortized during period	(445,625)	(415,914)	(400,869)
Foreign exchange adjustment	(15,500)	(8,167)	(5,051)
Adjustment attributable to unrealized investment gains(1)	—	(6,200)	—
Total deductions	(461,125)	(430,281)	(405,920)
Balance at end of year	$3,617,135	$3,457,397	$3,325,433
(1) Represents amounts pertaining to investments relating to universal life-type products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 6—Discontinued Operations

At December 31, 2015, Torchmark met the criteria to account for its Medicare Part D business as a discontinued operation and expects the business to be sold during 2016. Historically, the business was a reportable segment. However, Torchmark no longer emphasizes its Medicare Part D business due to declining margins, increased risks, higher drug costs, and increased administrative and compliance costs. Management believes this sale will allow the Company to better focus on its core protection life and health insurance businesses as well as provide additional capital to invest.

The net assets held for sale at December 31, 2015 and 2014 were as follows:

	At December 31,
	2015	2014
Assets:
Due premiums(1)	$8,041	$5,292
Risk sharing receivable(1)	—	31,373
Other receivables(2)	287,765	236,996
Deferred acquisition costs	17,037	14,384
Total assets held for sale	312,843	288,045

Liabilities:
Unearned and advance premiums	806	572
Policy claims and other benefits payable(2)	12,309	15,517
Risk sharing payable	23,837	—
Current and deferred income taxes payable	13,604	11,195
Other	479	11,592
Total liabilities held for sale	51,035	38,876

Net assets	$261,808	$249,169

(1) Previously included as a component of "Other receivables" on the Consolidated Balance Sheets.
(2) At December 31, 2015, receivables included $193 million from Centers for Medicare and Medicaid Services (CMS) and $95 million from drug manufacturer rebates. At December 31, 2014, the comparable amounts were $179 million and $58 million, respectively. In 2014, the receivable for drug manufacturer rebates was previously included as a component of "Policy claims and other benefits payable" on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 6—Discontinued Operations (continued)

Income from discontinued operations for the three years ended December 31, 2015 is as follows:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Health premium	$260,657	$373,280	$302,592

Benefits and expenses:
Health policyholder benefits	213,114	315,816	250,080
Amortization of deferred acquisition costs	3,506	2,858	2,520
Commissions, premium taxes, and non-deferred acquisition expenses	20,909	26,613	14,027
Other operating expense	6,502	5,123	3,247
Total benefits and expenses	244,031	350,410	269,874

Income before income taxes for discontinued operations	16,626	22,870	32,718
Income taxes	(5,819)	(8,005)	(11,451)
Income from discontinued operations	$10,807	$14,865	$21,267

Income taxes paid related to discontinued operations for the three years ended December 31, 2015 were as follows:

	Year Ended December 31,
	2015	2014	2013
Income taxes paid	$3,409	$12,013	$10,320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 7—Liability for Unpaid Health Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$128,265	$116,559	$124,999
Incurred related to:
Current year	502,009	453,014	453,538
Prior years	(7,845)	804	5,279
Total incurred	494,164	453,818	458,817
Paid related to:
Current year	379,037	343,648	354,358
Prior years	106,272	98,464	112,899
Total paid	485,309	442,112	467,257
Balance at end of year	$137,120	$128,265	$116,559

At the end of each period, the liability for unpaid health claims includes an estimate of claims incurred but not yet reported to the Company. Such estimates are updated regularly based upon the Company’s most recent claims data with recognition of emerging experience trends. Because of the nature of the Company’s health business, the payment lags are relatively short and most claims are fully paid within a year from the time incurred. Fluctuations in claims experience can lead to either over or under estimation of the liability for any given year. The difference between the estimate made at the end of the prior period and the actual experience during the period is reflected above under the caption “Incurred related to: Prior years.”

The liability for unpaid health claims is included with “Policy claims and other benefits payable” on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

As discussed in Note 1—Significant Accounting Policies under the caption "Low-Income Housing Tax Credit Interests" the Company adopted ASU 2014-01 as of January 1, 2015. As a result of the adoption, amortization of the cost component for certain investments in low-income affordable housing projects were reclassified from net investment income to income taxes. The reclassification adjustment has been applied retrospectively to all periods presented.

The components of income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax expense from continuing operations	$249,894	$256,603	$248,110
Shareholders’ equity:
Other comprehensive income (loss)	(411,646)	424,089	(386,752)
Tax basis compensation expense (from the exercise of stock options and vesting of restricted stock awards) in excess of amounts recognized for financial reporting purposes	(17,577)	(18,524)	(21,314)
	$(179,329)	$662,168	$(159,956)

Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2015	2014	2013
Current income tax expense	$174,284	$169,319	$190,406
Deferred income tax expense	75,610	87,284	57,704
	$249,894	$256,603	$248,110

In each of the years 2013 through 2015, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2015	%	2014	%	2013	%
Expected income taxes	$268,165	35.0	$274,637	35.0	$264,360	35.0
Increase (reduction) in income taxes resulting from:
Tax-exempt investment income	(3,178)	(0.4)	(3,233)	(0.4)	(3,107)	(0.4)
Low income housing investments	(19,031)	(2.5)	(17,541)	(2.2)	(16,227)	(2.1)
Other	3,938	0.5	2,740	0.4	3,084	0.4
Income tax expense from continuing operations	$249,894	32.6	$256,603	32.8	$248,110	32.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2015	2014
Deferred tax assets:
Fixed maturity investments	$16,098	$12,925
Carryover of tax losses	2,266	3,036
Total gross deferred tax assets	18,364	15,961
Deferred tax liabilities:
Unrealized gains	128,683	522,219
Employee and agent compensation	83,229	74,088
Deferred acquisition costs	921,799	874,817
Future policy benefits, unearned and advance premiums, and policy claims	340,854	331,408
Other liabilities	17,176	4,732
Total gross deferred tax liabilities	1,491,741	1,807,264
Net deferred tax liability	$1,473,377	$1,791,303

Torchmark and its subsidiaries, excluding Family Heritage Life Insurance Company (Family Heritage), file a life-nonlife consolidated federal income tax return. Family Heritage files its federal income tax return on a separate company basis. Torchmark’s consolidated federal income tax returns are routinely audited by the Internal Revenue Service (IRS). The IRS completed its examination of Torchmark’s 2008-2011 consolidated income tax returns during 2014 resulting in no impact on the company’s effective tax rate. The statutes of limitations for the assessment of additional tax are closed for all tax years prior to 2012 with respect to Torchmark’s consolidated and Family Heritage’s federal income tax returns. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Torchmark has net operating loss carryforwards of approximately $6.3 million at December 31, 2015 which will begin to expire in 2032 if not otherwise used to offset future taxable income. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets as management believes Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Torchmark’s tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2013 through 2015, Torchmark did not have any uncertain tax positions which resulted in unrecognized tax benefits.

Torchmark’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company recognized interest income of $11 thousand, $465 thousand, and $0 thousand, net of federal income tax benefits, in its Consolidated Statements of Operations for 2015, 2014, and 2013, respectively. The Company had no accrued interest or penalties at December 31, 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Pension Plans: Torchmark has noncontributory retirement benefit plans and contributory savings plans which cover substantially all employees. There are also two nonqualified, noncontributory supplemental benefit pension plans which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans	Defined Benefit Pension Plans
2015	$3,429	$29,230
2014	3,078	23,463
2013	3,373	33,122

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are qualified and funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $15.5 million in 2015, $14.6 million in 2014, and $10.3 million in 2013. Torchmark estimates as of December 31, 2015 that it will contribute an amount not to exceed $20 million to these plans in 2016. The actual amount of contribution may be different from this estimate.

Torchmark has a Supplemental Executive Retirement Plan (SERP), which provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is unqualified and unfunded. However, a Rabbi Trust has been established to support the liability for this plan. This trust consists of life insurance policies on the lives of plan participants with an unaffiliated insurance carrier as well as an investment account. The premiums paid for the insurance coverage were $10.1 million in 2015, $2.2 million in 2014, and $2.9 million in 2013. The cash value of these policies at December 31, 2015 was $34 million and was $24 million a year earlier. Investments in the investment account consist of ETFs. Deposits of $6 million in 2013 were added to the investment account in this trust. There were no deposits in 2015 or 2014. As of December 31, 2015, the combined value of the insurance policies and the trust investments was $79 million, compared with $74 million a year earlier. Because this plan is unqualified, the investments and the policyholder value of the insurance policies in the Rabbi Trust are not included as defined benefit plan assets but as assets of the Company. They are included with “Other Assets” in the Consolidated Balance Sheets. The liability for this SERP at December 31, 2015 was $67 million and was $71 million a year earlier.

The Company has another small supplemental benefit pension plan which is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits that an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is unfunded. Liability for this closed plan was $3 million at December 31, 2015 and December 31, 2014. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2015 and 2014.
Pension Assets by Component at December 31, 2015

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Financial	$49,391	$	$	$49,391	16
Consumer, Cyclical	24,264			24,264	8
Technology	19,871			19,871	6
Industrial	15,176			15,176	5
Consumer, Non-Cyclical	12,216			12,216	4
Other	2,502	8		2,510	1
Total equity securities	123,420	8	—	123,428	40
Corporate bonds
Financial		36,266		36,266	12
Utilities		43,229		43,229	14
Energy		25,890		25,890	8
Other corporates		40,996		40,996	13
Total corporate bonds	—	146,381	—	146,381	47
Other bonds		270		270	—
Guaranteed annuity contract(1)		17,082		17,082	6
Short-term investments	15,593			15,593	5
Other	4,842			4,842	2
Grand Total	$143,855	$163,741	$—	$307,596	100
(1) This amount represents a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Pension Assets by Component at December 31, 2014

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Financial	$45,790	$	$	$45,790	14
Consumer, Cyclical	26,542			26,542	8
Technology	16,965			16,965	5
Consumer, Non-Cyclical	11,665			11,665	4
Energy	10,192			10,192	3
Communications	9,322			9,322	3
Industrial	6,377			6,377	2
Other	715			715	—
Total equity securities	127,568	—	—	127,568	39
Corporate bonds
Financial		40,889		40,889	13
Utilities		48,510		48,510	15
Energy		30,936		30,936	10
Other corporates		46,490		46,490	14
Total corporate bonds	—	166,825	—	166,825	52
Other bonds		284		284	—
Guaranteed annuity contract(1)		15,027		15,027	5
Short-term investments	9,038			9,038	3
Other	4,156			4,156	1
Grand Total	$140,762	$182,136	$—	$322,898	100
(1) This amount represents a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

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

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). The assets are to be invested in a mix of equity and fixed income investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. Equities include common and preferred stocks, securities convertible into equities, mutual funds that invest in equities, and other equity-related investments. Equities must be listed on major exchanges and adequate market liquidity is required. Fixed maturities consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with maturities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

less than one year and invested cash. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees. At December 31, 2015, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2015.

The investment portfolio is to be well diversified to avoid undue exposure to a single sector, industry, business, or security. The equity and fixed maturity portfolios are not permitted to invest in any single issuer that would exceed 10% of total plan assets at the time of purchase. Torchmark does not employ any other special risk management techniques, such as derivatives, in managing the pension investment portfolio.

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
Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:
	2015	2014
Discount Rate	4.64%	4.23%
Rate of Compensation Increase	4.33	4.35

For Periodic Benefit Cost for the Year:
	2015	2014	2013
Discount Rate	4.23%	5.12%	4.18%
Expected Long-Term Returns	6.96	6.97	6.96
Rate of Compensation Increase	4.35	4.35	4.40

The discount rate is determined based on the expected duration of plan liabilities. A yield is then derived based on the current market yield of a hypothetical portfolio of higher-quality corporate bonds which match the liability duration. The rate of compensation increase is projected based on Company experience, modified as appropriate for future expectations. The expected long-term rate of return on plan assets is management’s best estimate of the average rate of earnings expected to be received on the assets invested in the plan over the benefit period. In determining this assumption, consideration is given to the historical rate of return earned on the assets, the projected returns over future periods, and the discount rate used to compute benefit obligations.

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2015	2014	2013
Service cost—benefits earned during the period	$15,902	$12,925	$14,984
Interest cost on projected benefit obligation	19,887	19,270	17,043
Expected return on assets	(21,204)	(19,031)	(17,429)
Net amortization	14,465	10,283	18,143
Recognition of actuarial loss	180	16	381
Net periodic pension cost	$29,230	$23,463	$33,122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$(152,999)	$(97,467)	$(168,129)
Amortization of:
Prior service cost	377	2,113	2,276
Net actuarial (gain) loss(1)	14,209	8,172	16,090
Total amortization	14,586	10,285	18,366
Plan amendments	(2,104)	—	—
Experience gain(loss)	(11,632)	(65,817)	52,296
Balance at December 31	$(152,149)	$(152,999)	$(97,467)
(1) Includes amortization of postretirement benefits other than pensions of $120 thousand in 2015, $2 thousand in 2014, and $224 thousand in 2013.

The following table presents a reconciliation from the beginning to the end of the year of the projected benefit obligation and plan assets for pensions. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

Pension Benefits

	Year Ended December 31,
	2015	2014
Changes in benefit obligation:
Obligation at beginning of year	$477,426	$383,859
Service cost	15,902	12,925
Interest cost	19,887	19,270
Plan amendments	2,104	—
Actuarial loss (gain)	(19,226)	78,487
Benefits paid	(19,512)	(17,115)
Obligation at end of year	476,581	477,426

Changes in plan assets:
Fair value at beginning of year	322,898	291,753
Return on assets	(11,333)	33,641
Contributions	15,543	14,619
Benefits paid	(19,512)	(17,115)
Fair value at end of year	307,596	322,898
Funded status at year end	$(168,985)	$(154,528)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$145,623	$146,571
Prior service cost	5,088	3,362
Net amounts recognized at year end	$150,711	$149,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The portion of other comprehensive income that is expected to be reflected in pension expense in 2016 is as follows:

Amortization of prior service cost	$477
Amortization of net actuarial loss	9,695
Total	$10,172

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $371 million and $374 million at December 31, 2015 and 2014, respectively. In the unfunded plans, the ABO was $63 million at December 31, 2015 and 2014.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2015. These estimates use the same assumptions that measure the benefit obligation at December 31, 2014, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2016	$18,352
2017	19,832
2018	21,077
2019	21,660
2020	24,048
2021-2025	143,489

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2015	2014	2013
Service cost	$—	$—	$354
Interest cost on benefit obligation	1,075	646	1,030
Expected return on plan assets	—	—	—
Net amortization	120	2	224
Recognition of net actuarial (gain) loss	367	(256)	—
Net periodic postretirement benefit cost	$1,562	$392	$1,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded, funded status is equivalent to the accrued benefit liability.

Benefits Other Than Pensions

	Year Ended December 31,
	2015	2014
Changes in benefit obligation:
Obligation at beginning of year	$22,895	$20,860
Service cost	—	—
Interest cost	1,075	646
Actuarial loss (gain)	(1,133)	1,700
Benefits paid	(358)	(311)
Obligation at end of year	22,479	22,895

Changes in plan assets:
Fair value at beginning of year	—	—
Return on assets	—	—
Contributions	358	311
Benefits paid	(358)	(311)
Fair value at end of year	—	—
Funded status at year end	$(22,479)	$(22,895)

Amounts recognized in accumulated other comprehensive income:
Net loss(1)	$1,447	$3,066
Net amounts recognized at year end	$1,447	$3,066
(1) The net loss for benefit plans other than pensions reduces other comprehensive income.

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s postretirement benefit plans other than pensions.

Weighted Average Assumptions for Postretirement
Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:
	2015	2014
Discount Rate	4.66%	4.23%

For Periodic Benefit Cost for the Year:
	2015	2014	2013
Discount Rate	4.23%	5.12%	4.18%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Estimated Future Payments for Post-Retirement Benefit Plans Other Than Pensions

For the year(s)
2016	$921
2017	1,018
2018	1,137
2019	1,252
2020	1,356
2021-2025	8,921

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation not involving cash	$28,664	$32,203	$25,642
Commitments for low-income housing interests	68,949	75,706	42,525
Capitalized investment income	—	—	806

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2015	2014	2013
Interest paid	$74,792	$77,066	$81,322
Income taxes paid	110,650	100,922	128,771

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

					As of December 31,
					2015			2014
Description	Annual Interest Rate		Issue Date	Periodic Interest Payments Due	Outstanding Principal (Par Value)	Outstanding Principal (Book Value)	Outstanding Principal (Fair Value)	Outstanding Principal (Book Value)
Notes, due 5/15/23(1,2)	7.875%		5/93	5/15 & 11/15	$165,612	$163,920	$204,470	$163,758
Senior Notes, due 6/15/16(1,3,7)	6.375%		6/06	6/15 & 12/15	250,000	249,753	255,354	249,236
Senior Notes, due 6/15/19(1,3)	9.250%		6/09	6/15 & 12/15	292,647	291,002	353,978	290,618
Senior Notes, due 9/15/22(1,3)	3.800%		9/12	3/15 & 9/15	150,000	147,913	148,843	147,648
Junior Subordinated Debentures due 12/15/52(4,8)	5.875%		9/12	quarterly	125,000	120,898	129,000	120,870
Junior Subordinated Debentures due 3/15/36(4,5)	3.812%	(9)	(6)	quarterly	20,000	20,000	20,000	20,000
Total funded debt					1,003,259	993,486	1,111,645	992,130
Commercial Paper(7)					240,544	240,376	240,376	238,398
Total debt					$1,243,803	$1,233,862	$1,352,021	$1,230,528

(1)	All securities other than the Junior Subordinated Debentures have equal priority with one another.

(2)	Not callable.

(3)	Callable subject to “make-whole” premium.

(4)	Quarterly payments on the 15th of March, June, September, and December.

(5)	Callable anytime.

(6)	Assumed upon November 1, 2012 acquisition of Family Heritage.

(7)	Classified as short-term debt.

(8)	Callable as of December 15, 2017.

(9)	Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.

Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter
Debt obligations	$490,544	$—	$—	$292,647	$—	$460,612

Funded debt: As of January 1, 2013, Torchmark had outstanding 7.375% Notes with a principal balance of $94 million. These notes were repaid with interest on August 1, 2013.

Torchmark's 6.375% Senior Notes, in the principal amount of $250 million, will mature on June 15, 2016. The Company plans to refinance these notes in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

Commercial Paper: As of July 16, 2014, Torchmark entered into a new credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, replacing a previous facility that had a maximum limitation of $600 million. Up to $250 million in letters of credit can be issued against the new facility. The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility has no ratings-based acceleration triggers which would require early repayment prior to the termination date of July 16, 2019. In accordance with the agreement, Torchmark is subject to certain covenants regarding capitalization, as was the case with the previous credit facility. As of December 31, 2015, and throughout the three-year period ended December 31, 2015, Torchmark was in full compliance with the appropriate covenants. Borrowings on the credit facilities are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Torchmark’s short-term borrowings is presented below.

Short-Term Borrowings

	At December 31,
	2015	2014
Balance at end of period (at par value)	$240,544	$238,450
Annualized interest rate	0.55%	0.32%
Letters of credit outstanding	$177,000	$198,000
Remaining amount available under credit line	332,456	313,550

	Year Ended December 31,
	2015	2014	2013
Average balance outstanding during period	$350,851	$296,246	$274,435
Daily-weighted average interest rate (annualized)	0.43%	0.26%	0.33%
Maximum daily amount outstanding during period	$458,110	$343,000	$340,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is presented in the following chart.

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2013:
Balance at January 1, 2013	—	—	158,718,183	(17,364,729)
Grants of restricted stock				76,415
Forfeitures and surrenders of restricted stock				(37,359)
Issuance of common stock due to exercise of stock options				3,917,757
Issuance of common stock due to settlement of restricted stock units				11,190
Treasury stock acquired				(11,069,076)
Retirement of treasury stock			(7,500,000)	7,500,000
Balance at December 31, 2013	—	—	151,218,183	(16,965,802)
2014:
Grants of restricted stock				19,041
Forfeitures of restricted stock				(2,700)
Issuance of common stock due to exercise of stock options				2,210,349
Treasury stock acquired				(8,548,795)
Retirement of treasury stock			(17,000,000)	17,000,000
Balance at December 31, 2014	—	—	134,218,183	(6,287,907)
2015:
Grants of restricted stock				6,648
Forfeitures of restricted stock				(13,950)
Vesting of performance shares				211,287
Issuance of common stock due to exercise of stock options				1,576,485
Treasury stock acquired				(7,340,794)
Retirement of treasury stock			(4,000,000)	4,000,000
Balance at December 31, 2015	—	—	130,218,183	(7,848,231)

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 6.3 million shares at a cost of $359 million in 2015, 7.2 million shares at a cost of $375 million in 2014, and 8.3 million shares at a cost of $360 million in 2013. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. Shares repurchased for dilution purposes were 1.0 million shares at a cost of $60 million in 2015, 1.4 million shares at a cost of $74 million in 2014, and 2.8 million shares at a cost of $122 million in 2013.

Retirement of Treasury Stock: Torchmark retired 4.0 million shares of treasury stock in 2015, 17.0 million in 2014, and 7.5 million in 2013.

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity (continued)

subsidiaries of Torchmark are limited to the greater of prior year statutory net income excluding realized capital gains on an annual noncumulative basis, or 10% of prior year surplus, in the absence of special regulatory approval. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Torchmark paid cash dividends to the Parent Company in the amount of $466 million in 2015, $479 million in 2014, and $488 million in 2013. As of December 31, 2015, dividends and transfers from insurance subsidiaries to parent available to be paid in 2016 were limited to the amount of $337 million without regulatory approval, such that $916 million was considered restricted net assets of the subsidiaries. While there are no legal restrictions on the payment of dividends to shareholders from Torchmark’s retained earnings, retained earnings as of December 31, 2015 were restricted by lenders’ covenants which require the Company to maintain and not distribute $2.9 billion from its total consolidated retained earnings of $3.6 billion.

Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2015	2014	2013
Basic weighted average shares outstanding	125,094,628	130,721,738	137,646,885
Weighted average dilutive options outstanding	1,662,607	1,918,506	1,916,900
Diluted weighted average shares outstanding	126,757,235	132,640,244	139,563,785

There were no anti-dilutive shares as of December 31, 2015, 2014, or 2013. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

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

	Contract period	Vesting period
Grants vest in the following periods under the Torchmark Corporation 2011 Incentive Plan:
Directors	7 years	6 months
Employees:	7 years	1/2 in 2 years	1/2 in 3 years
	10 years	1/4 in 2 years	1/4 in each of the next 3 years

	Contract period	Vesting period
Grants vest in the following periods under previous compensation plans:
Directors	7 years	6 months
Employees	7 years	1/2 in 2 years	1/2 in 3 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

During 2014, shareholders approved an amendment to the 2011 Incentive Plan allowing for an additional 6.3 million shares available for grant.

An analysis of shares available for grant is as follows:

	Available for Grant
	2015	2014	2013
Balance at January 1	8,458,593	4,368,753	6,804,452
2011 Plan amendment	—	6,300,000	—
Options expired and forfeited during year(1)	90,371	3,488	128,109
Restricted stock expired and forfeited during year(2)	89,745	31,620	9,625
Options granted during year(1)	(1,334,514)	(1,523,982)	(1,626,863)
Restricted stock, restricted stock units, and performance shares granted under the Torchmark Corporation 2011 Incentive Plan(2)	(431,913)	(721,286)	(946,570)
Balance at December 31	6,872,282	8,458,593	4,368,753
(1) Plan allows for grant of options such that each grant reduces shares available for grant in a range from 0.85 share to 1 share.
(2) Plan allows for grant of restricted stock such that each stock grant reduces shares available for grant in a range from 3.1 shares to 3.88 shares.

A summary of stock compensation activity for each of the three years ended December 31, 2015 is presented below:

	2015	2014	2013
Stock-based compensation expense recognized(1)	$28,664	$32,203	$25,642
Tax benefit recognized	10,033	11,271	8,975
(1) No stock-based compensation expense was capitalized in any period.

Additional stock compensation information is as follows at December 31:

	2015	2014
Unrecognized compensation(1)	$33,977	$38,809
Weighted average period of expected recognition (in years)(1)	0.85	0.91
(1) Includes restricted stock and performance shares.

Options:

The following table summarizes information about stock options outstanding at December 31, 2015.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$10.44 - $29.59	2,197,238	2.07	$26.05	2,130,205	$25.94
30.32 - 32.48	1,145,648	3.66	30.58	986,823	30.62
37.40 - 43.06	1,438,565	4.48	37.61	624,655	37.88
50.69 - 51.62	1,481,681	5.64	50.70	14,044	51.04
53.61 - 54.16	1,471,709	6.68	53.62	18,334	54.16
$10.44 - $54.16	7,734,841	4.32	$38.84	3,774,061	$29.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

No equity awards were cash settled during the three years ended December 31, 2015.

An analysis of option activity for each of the three years ended December 31, 2015 is as follows:

	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	7,889,321	$32.91	8,579,202	$27.84	10,998,206	$25.43
Granted:
7-year term	1,220,751	53.62	1,226,270	50.70	1,361,700	37.62
10-year term	296,875	53.61	297,712	50.69	265,162	37.40
Exercised	(1,576,485)	22.81	(2,210,348)	25.47	(3,917,757)	24.97
Expired and forfeited	(95,621)	48.85	(3,488)	40.05	(128,109)	32.33
Adjustment due to 7/1/14 stock split	—	—	(27)	—	—	—
Outstanding-end of year	7,734,841	$38.84	7,889,321	$32.91	8,579,202	$27.84
Exercisable at end of year	3,774,061	$29.37	3,809,415	$24.58	4,395,552	$22.95

Additional information about Torchmark’s stock option activity as of December 31, 2015 and 2014 is as follows:

	2015	2014
Outstanding options:
Weighted-average remaining contractual term (in years)	4.32	4.34
Aggregate intrinsic value	$141,728	$167,713
Exercisable options:
Weighted-average remaining contractual term (in years)	2.74	2.72
Aggregate intrinsic value	$104,885	$112,724

Selected stock option activity for the three years ended December 31, 2015 is presented below:

	2015	2014	2013
Weighted-average grant-date fair value of options granted (per share)	$11.97	$14.77	$12.37
Intrinsic value of options exercised	54,854	61,229	72,793
Cash received from options exercised	35,958	56,294	97,815
Actual tax benefit received	24,470	23,232	27,972

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2015	2014
Number of shares outstanding	3,960,780	4,079,906
Weighted-average exercise price (per share)	$47.86	$40.69
Weighted-average remaining contractual term (in years)	5.82	5.85
Aggregate intrinsic value	$36,843	$54,989

Torchmark expects that substantially all unvested options will vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

Restricted Stock:

Restricted stock grants consist of time-vested grants, restricted stock units, and performance shares. Time-vested restricted stock is available to both senior executives and directors. The employee grants generally vest over five years and the director grants vest over six months. Restricted stock units are available only to directors. They vest over six months and are not converted to shares until the directors’ retirement, death, or disability. Director restricted stock and restricted stock units are generally granted on the first work day of the year. Performance shares are granted to a limited number of senior executives. Performance shares have a three year contract life and are not settled in shares until the termination of the three-year contract period. While the grant specifies a stated target number of shares, the determination of the actual settlement in shares will be based on the achievement of certain performance objectives of Torchmark over the respective three-year contract periods. The actual shares could be distributed in a range from 0 to 359 thousand shares for the 2015 grants, 0 to 359 thousand shares for the 2014 grants, and 0 to 295 thousand shares for the 2013 grants. Certain executive restricted stock and performance share grants contain terms related to age that could accelerate vesting.
A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2015 is presented in the table below.

	2015	2014	2013
Executives restricted stock:
Shares	—	12,000	58,695
Price per share	$—	$50.69	$40.09
Aggregate value	$—	$608	$2,353
Percent vested as of 12/31/15	—%	—%	—%
Directors restricted stock:
Shares	6,648	7,041	15,045
Price per share	$54.16	$51.62	$35.45
Aggregate value	$360	$363	$533
Percent vested as of 12/31/15	100%	100%	100%
Directors restricted stock units (including dividend equivalents):
Shares	7,640	12,322	16,998
Price per share	$54.44	$51.69	$35.99
Aggregate value	$416	$637	$612
Percent vested as of 12/31/15	100%	100%	100%
Performance shares:
Target shares	179,500	179,250	147,750
Target price per share	$53.61	$51.41	$37.40
Assumed adjustment for performance objectives	(58,056)	22,060	94,800
Aggregate value	$9,623	$9,215	$5,526
Percent vested as of 12/31/15	—%	—%	—%

Time-vested restricted stock holders, both employees and directors, are entitled to dividend payments on the unvested stock. Restricted stock unit holders are entitled to dividend equivalents. These equivalents are granted in the form of additional restricted stock units and vest immediately upon grant. Dividend equivalents are applicable only to restricted stock units. Performance shareholders are not entitled to dividend equivalents and are not entitled to dividend payments until the shares are vested and settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of unvested restricted stock is as follows:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Total
2013:
Balance at January 1, 2013	467,550	120,000			587,550
Grants	58,695	147,750	15,045	16,998	238,488
Additional performance shares(1)		94,800			94,800
Restriction lapses	(150,750)		(15,045)	(16,998)	(182,793)
Forfeitures	(31,050)				(31,050)
Balance at December 31, 2013	344,445	362,550	—	—	706,995
2014:
Grants	12,000	179,250	7,041	12,322	210,613
Additional performance shares(1)		22,060			22,060
Restriction lapses	(90,315)		(7,041)	(12,322)	(109,678)
Forfeitures	(2,700)	(7,500)			(10,200)
Balance at December 31, 2014	263,430	556,360	—	—	819,790
2015:
Grants	—	179,500	6,648	7,640	193,788
Additional performance shares(1)		(58,056)			(58,056)
Restriction lapses	(61,815)	(211,287)	(6,648)	(7,640)	(287,390)
Forfeitures	(13,950)	(7,500)			(21,450)
Balance at December 31, 2015	187,665	459,017	—	—	646,682

(1) Estimated additional share grants expected due to achievement of performance criteria.

Restricted stock units outstanding at each of the year ends 2015, 2014, and 2013 were 105,679, 98,039, and 85,717, respectively. All restricted stock units were fully vested at the end of each year of grant.
A final determination for the 2012 performance share grants was made as of December 31, 2014 to be 211 thousand shares, as those shares were settled on January 27, 2015. Likewise, a final settlement was determined for the 2013 grants as of December 31, 2015 to be 159 thousand shares, and the shares were settled on February 24, 2016.
An analysis of the weighted-average grant-date fair values of unvested restricted stock is as follows for the year 2015:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units
Grant-date fair value per share at January 1, 2015	$31.85	$40.07
Grants	—	53.61	$54.16	$54.16
Estimated additional performance shares		55.49
Restriction lapses	(29.26)	(32.63)	(54.16)	(54.16)
Forfeitures	28.97	44.66
Grant-date fair value per share at December 31, 2015	32.92	46.77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments

Torchmark’s reportable segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. Torchmark's chief operating decision makers evaluate the overall performance of the operations of the Company in accordance with these segments.

Life insurance products include traditional and interest-sensitive whole life insurance as well as term life insurance. Health insurance products are generally guaranteed-renewable and include Medicare Supplement, critical illness, accident, long-term care, and limited-benefit supplemental hospital and surgical coverages. Annuities include fixed-benefit contracts.

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s marketing groups.

Torchmark Corporation
Premium Income by Distribution Channel

	For the Year 2015
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$15,036	1	$345,330	37	$135	100	$360,501	12
Liberty National Exclusive	271,113	13	209,150	23			480,263	16
American Income Exclusive	830,903	40	80,339	9			911,242	30
Family Heritage Exclusive	2,334	—	221,091	24			223,425	8
Globe Life Direct Response	746,693	36	69,610	7			816,303	27
Other	206,986	10					206,986	7
	$2,073,065	100	$925,520	100	$135	100	$2,998,720	100

	For the Year 2014
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$16,582	1	$305,368	35	$400	100	$322,350	11
Liberty National Exclusive	272,265	14	222,017	25			494,282	18
American Income Exclusive	766,458	39	78,722	9			845,180	30
Family Heritage Exclusive	1,595	—	204,667	24			206,262	7
Globe Life Direct Response	702,023	36	58,666	7			760,689	27
Other	207,377	10					207,377	7
	$1,966,300	100	$869,440	100	$400	100	$2,836,140	100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2013
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$19,742	1	$298,298	35	$532	100	$318,572	11
Liberty National Exclusive	275,980	15	241,264	28			517,244	19
American Income Exclusive	715,366	38	79,435	9			794,801	29
Family Heritage Exclusive	1,006	—	190,923	22			191,929	7
Globe Life Direct Response	663,544	35	53,898	6			717,442	26
Other	209,694	11					209,694	8
	$1,885,332	100	$863,818	100	$532	100	$2,749,682	100

Due to the nature of the life insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark’s business is conducted in the United States.

The measure of profitability established by the chief operating decision makers for insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists of premium, less net policy obligations, acquisition expenses, and commissions. Interest credited to net policy liabilities (reserves less deferred acquisition costs) is reflected as a component of the Investment segment in order to match this cost to the investment earnings from the assets supporting the net policy liabilities.

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

Torchmark holds a sizeable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations of its insurance products. In holding such a portfolio, investments are sold, called, or written down from time to time, resulting in a realized gain or loss. These gains or losses generally occur as a result of disposition due to issuer calls, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

In 2015, Torchmark recorded $1.4 million in administrative settlements ($906 thousand after tax) related to a post closing adjustment on the sale of a former subsidiary. These administrative settlements were included in "Commissions, premium taxes, and non-deferred acquisition costs" in the Consolidated Statements of Operations in 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

During 2013, Torchmark incurred four non-operating charges: (1) a state guaranty fund assessment in the amount of $1.2 million ($751 thousand after tax), resulting from events in years prior to 2013, (2) a legal settlement related to a non-insurance matter in the amount of $500 thousand ($325 thousand after tax), (3) the settlement of a litigation matter related to prior years in the amount of $8.6 million ($5.6 million after tax) and (4) a one-time adjustment related to the finalization of accounting for the acquisition of the insurance assets and liabilities of Family Heritage. The Family Heritage acquisition closed on November 1, 2012. This adjustment increased 2013 after-tax earnings in the amount of $522 thousand. Management removes items that are related to prior periods when evaluating the operating results of current periods. Management also removes non-operating items unrelated to its core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results, because accounting guidance requires that operating segment results be presented as management views its business. With the exception of the administrative settlements in the paragraph above, all of these items are included in “Other operating expense” in the Consolidated Statements of Operations for the appropriate year.

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its major income statement line items. See Note 1—Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	For the year 2015
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$2,073,065	$925,520	$135						$2,998,720
Net investment income				$773,951					773,951
Other income					$2,379		$(194)	(2)	2,185
Total revenue	2,073,065	925,520	135	773,951	2,379		(194)		3,774,856
Expenses:
Policy benefits	1,374,608	602,610	38,994						2,016,212
Required interest on:
Policy reserves	(552,298)	(69,057)	(53,295)	674,650					—
Deferred acquisition costs	172,947	22,760	1,138	(196,845)					—
Amortization of acquisition costs	353,595	83,341	8,689						445,625
Commissions, premium taxes, and non-deferred acquisition costs	154,811	81,489	41				1,200	(2,3)	237,541
Insurance administrative expense (1)					186,191				186,191
Parent expense						$9,003			9,003
Stock-based compensation expense						28,664			28,664
Interest expense				76,642					76,642
Total expenses	1,503,663	721,143	(4,433)	554,447	186,191	37,667	1,200		2,999,878
Subtotal	569,402	204,377	4,568	219,504	(183,812)	(37,667)	(1,394)		774,978
Non-operating items							1,394	(3)	1,394
Measure of segment profitability (pretax)	$569,402	$204,377	$4,568	$219,504	$(183,812)	$(37,667)	$—		776,372
Deduct applicable income taxes									(253,459)
Segment profits after tax									522,913
Add back income taxes applicable to segment profitability									253,459
Add (deduct) realized investment gains (losses) and impairments									(8,791)
Deduct administrative settlements (3)									(1,394)
Pretax income per Consolidated Statement of Operations									$766,187
(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Administrative settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the year 2014
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,966,300	$869,440	$400						$2,836,140
Net investment income (5)				$758,286					758,286
Other income					$2,354		$(233)	(2)	2,121
Total revenue	1,966,300	869,440	400	758,286	2,354		(233)		3,596,547
Expenses:
Policy benefits	1,293,384	559,817	42,005				8,178	(4)	1,903,384
Required interest on:
Policy reserves	(530,192)	(64,401)	(55,255)	649,848					—
Deferred acquisition costs	168,100	22,499	1,453	(192,052)					—
Amortization of acquisition costs	335,345	72,731	7,838						415,914
Commissions, premium taxes, and non-deferred acquisition costs	143,174	79,475	47				(233)	(2)	222,463
Insurance administrative expense (1)					174,832		2,422	(3)	177,254
Parent expense						$8,159	(85)	(3)	8,074
Stock-based compensation expense						32,203			32,203
Interest expense				76,126					76,126
Total expenses	1,409,811	670,121	(3,912)	533,922	174,832	40,362	10,282		2,835,418
Subtotal	556,489	199,319	4,312	224,364	(172,478)	(40,362)	(10,515)		761,129
Non-operating items							10,515	(3,4)	10,515
Measure of segment profitability (pretax)	$556,489	$199,319	$4,312	$224,364	$(172,478)	$(40,362)	$—		771,644
Deduct applicable income taxes									(252,041)
Segment profits after tax									519,603
Add back income taxes applicable to segment profitability									252,041
Add (deduct) realized investment gains (losses) and impairments									23,548
Deduct legal settlement expenses (3)									(2,337)
Deduct administrative settlements (4)									(8,178)
Pretax income per Consolidated Statement of Operations									$784,677

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Legal settlement expenses.
(4) Administrative settlements.
(5) Retrospectively adjusted to give effect to the adoption of ASU 2014-01 as described in Note 1—Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2013
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,885,332	$863,818	$532						$2,749,682
Net investment income (6)				$734,650					734,650
Other income					$2,208		$(277)	(2)	1,931
Total revenue	1,885,332	863,818	532	734,650	2,208		(277)		3,486,263
Expenses:
Policy benefits	1,227,857	558,982	43,302				8,625	(4)	1,838,766
Required interest on:
Policy reserves	(508,236)	(59,858)	(57,294)	625,388					—
Deferred acquisition costs	164,981	22,568	1,811	(189,360)					—
Amortization of acquisition costs	323,950	69,724	8,714				(1,519)	(5)	400,869
Commissions, premium taxes, and non-deferred acquisition costs	131,721	75,895	60				(277)	(2)	207,399
Insurance administrative expense (1)					175,651		1,155	(3)	176,806
Parent expense						$8,495	500	(4)	8,995
Stock-based compensation expense						25,642			25,642
Interest expense				80,461					80,461
Total expenses	1,340,273	667,311	(3,407)	516,489	175,651	34,137	8,484		2,738,938
Subtotal	545,059	196,507	3,939	218,161	(173,443)	(34,137)	(8,761)		747,325
Non-operating items							8,761	(3,4,5)	8,761
Measure of segment profitability (pretax)	$545,059	$196,507	$3,939	$218,161	$(173,443)	$(34,137)	$—		756,086
Deduct applicable income taxes									(246,686)
Segment profits after tax									509,400
Add back income taxes applicable to segment profitability									246,686
Add (deduct) realized investment gains (losses) and impairments									7,990
Deduct Guaranty Fund Assessment (3)									(1,155)
Deduct legal settlement expenses (4)									(9,125)
Add Family Heritage Life acquisition adjustments (5)									1,519
Pretax income per Consolidated Statement of Operations									$755,315

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Guaranty Fund Assessment.
(4) Legal settlement expenses.
(5) Family Heritage Life acquisition adjustments.
(6) Retrospectively adjusted to give effect to the adoption of ASU 2014-01 as described in Note 1—Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

The following table summarizes the measures of segment profitability as determined in the three preceding tables for comparison with prior periods. The table also reconciles segment profits to net income.

Analysis of Profitability by Segment

	2015	2014	2013	2015 Change	%	2014 Change	%
Life insurance underwriting margin	$569,402	$556,489	$545,059	$12,913	2	$11,430	2
Health insurance underwriting margin	204,377	199,319	196,507	5,058	3	2,812	1
Annuity underwriting margin	4,568	4,312	3,939	256	6	373	9
Excess investment income	219,504	224,364	218,161	(4,860)	(2)	6,203	3
Other insurance:
Other income	2,379	2,354	2,208	25	1	146	7
Administrative expense	(186,191)	(174,832)	(175,651)	(11,359)	6	819	—
Corporate and adjustments	(37,667)	(40,362)	(34,137)	2,695	(7)	(6,225)	18
Pre-tax total	776,372	771,644	756,086	4,728	1	15,558	2
Applicable taxes	(253,459)	(252,041)	(246,686)	(1,418)	1	(5,355)	2
After-tax total, before discontinued operations	522,913	519,603	509,400	3,310	1	10,203	2
Discontinued operations (after tax)(1)	10,807	14,865	21,267	(4,058)	(27)	(6,402)	(30)
Total	533,720	534,468	530,667	(748)	—	3,801	1
Realized gains (losses)—investments (after tax)	(5,714)	15,306	3,965	(21,020)		11,341
Family Heritage acquisition finalization adjustments (after tax)	—	—	522	—		(522)
Legal settlement expenses (after tax)	—	(1,519)	(5,931)	1,519		4,412
Guaranty Fund assessment (after tax)	—	—	(751)	—		751
Administrative settlements (after tax)	(906)	(5,316)	—	4,410		(5,316)
Net income	$527,100	$542,939	$528,472	$(15,839)	(3)	$14,467	3
(1) Income from discontinued operations (after tax) is included for purposes of reconciling to net income.

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

Assets by Segment

	At December 31, 2015
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$14,405,073		$14,405,073
Accrued investment income				209,915		209,915
Deferred acquisition costs	$3,098,656	$502,535	$15,944			3,617,135
Goodwill	309,609	131,982				441,591
Other assets					$1,179,499	1,179,499
Total assets	$3,408,265	$634,517	$15,944	$14,614,988	$1,179,499	$19,853,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	At December 31, 2014
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$15,058,996		$15,058,996
Accrued investment income				204,879		204,879
Deferred acquisition costs	$2,946,995	$493,880	$16,522			3,457,397
Goodwill	309,609	131,982				441,591
Other assets					$1,109,396	1,109,396
Total assets	$3,256,604	$625,862	$16,522	$15,263,875	$1,109,396	$20,272,259

Liabilities for each segment are reported also on a specific identification basis similar to the assets. The insurance segments' liabilities contain future policy benefits, unearned and advance premiums, and policy claims and other benefits payable. Other policyholders' funds are included in Other. Debt represents both short and long term. Current and deferred income taxes payable is also included in Other.

Other Balances by Segment

	At December 31, 2015
	Life	Health	Annuity	Investment	Consolidated
Future policy benefits	$9,327,561	$1,600,240	$1,318,010		$12,245,811
Unearned and advance premiums	17,381	49,640			67,021
Policy claims and other benefits payable	135,778	137,120			272,898
Debt				$1,233,862	1,233,862
Total	$9,480,720	$1,787,000	$1,318,010	$1,233,862	$13,819,592

	At December 31, 2014
	Life	Health	Annuity	Investment	Consolidated
Future policy benefits	$8,900,344	$1,489,963	$1,360,188		$11,750,495
Unearned and advance premium	17,238	54,465			71,703
Policy claims and other benefits payable	125,884	128,265			254,149
Debt				$1,230,528	1,230,528
Total	$9,043,466	$1,672,693	$1,360,188	$1,230,528	$13,306,875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2.0 million per life. Life insurance ceded represented 0.4% of total life insurance in force at December 31, 2015. Insurance ceded on life and accident and health products represented 0.3% of premium income for 2015. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 2.1% of life insurance in force at December 31, 2015 and reinsurance assumed on life and accident and health products represented 0.8% of premium income for 2015.

Leases: Torchmark leases office space, office equipment, and aviation equipment under a variety of operating lease arrangements.

Rental expense for operating leases for each of the three years ended December 31, 2015 is as follows:

	Year Ended December 31,
	2015	2014	2013
Rental expense	$6,722	$4,200	$4,100

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2015 were as follows:

	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter
Operating lease commitments	$8,304	$7,888	$4,738	$4,531	$4,372	$11,122

Low-Income Housing Tax Credit Interests: As described in Note 1—Significant Accounting Policies, Torchmark had $306 million invested in entities which provide certain tax benefits at December 31, 2015. As of December 31, 2015, Torchmark remained obligated under these commitments as follows:

	Year Ended December 31,
	2016	2017	2018	Thereafter
Low-Income housing commitments	$36,702	$26,592	$4,500	$1,154

Investments: As of December 31, 2015, Torchmark had committed to purchase $16 million of private placement fixed maturities managed by a third party.

Guarantees: At December 31, 2015, Torchmark had in place four guarantee agreements, of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2015, Torchmark had no liability with respect to these guarantees.

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2019. The maximum amount of letters of credit available is $250 million. The Torchmark parent company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. At December 31, 2015, $177 million of letters of credit were outstanding, compared with $198 million a year earlier.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

Equipment leases: Torchmark has guaranteed performance of certain subsidiaries as lessees under three leasing arrangements which include two for aviation equipment and one for computer software, furniture, and equipment. One aviation lease expires in August 2022 and the second expires in September 2024. The office equipment lease expires in December 2017. At December 31, 2015, total remaining undiscounted payments under the leases were approximately $19 million. The Torchmark parent company would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

Sanction: During the third quarter of 2015, Centers for Medicare & Medicaid Services (CMS) placed United American Life Insurance Company (UA) and First United American Life Insurance Company (FUA) on Enrollment Sanction. During this time, Torchmark is not permitted to enroll new individuals or groups into our Medicare Part D program. Torchmark is permitted to re-enroll existing individual members into our 2016 plans, as well as enroll new members of groups that were policyholders at the time the sanction was initiated. Torchmark has submitted a remediation plan that has been accepted by CMS, and Torchmark is proceeding with this plan in an effort to have the sanction lifted as soon as possible. As discussed in Note 6—Discontinued Operations, the Medicare Part D business is held for sale and reflected in discontinued operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is an unaudited summary of quarterly results for the two years ended December 31, 2015. The information includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015:
Premium income	$742,056	$752,484	$748,109	756,071
Net investment income	191,596	194,823	193,213	194,319
Realized investment gains (losses)	119	2,613	5,140	(16,663)
Total revenue	934,440	950,611	947,154	933,860
Policyholder benefits	497,775	508,316	501,156	508,965
Amortization of deferred acquisition costs	110,660	111,738	111,643	111,584
Pretax income from continuing operations	194,477	196,723	199,009	175,978
Income from continuing operations	130,778	132,527	133,858	119,130
Income from discontinued operations	(9,130)	(5,417)	11,528	13,826
Net income	121,648	127,110	145,386	132,956
Basic net income per common share
Continuing operations	1.03	1.05	1.08	0.97
Discontinued operations	(0.07)	(0.04)	0.09	0.11
Total basic net income per share	0.96	1.01	1.17	1.08
Diluted net income per common share
Continuing operations	1.02	1.04	1.06	0.96
Discontinued operations	(0.07)	(0.04)	0.09	0.11
Total diluted net income per share	0.95	1.00	1.15	1.07

2014(1):
Premium income	$708,592	$707,173	$702,061	$718,314
Net investment income	188,051	189,930	189,588	190,717
Realized investment gains (losses)	16,619	577	(1,483)	7,835
Total revenue	913,743	898,343	890,834	917,175
Policyholder benefits	472,585	473,007	473,098	484,694
Amortization of deferred acquisition costs	104,028	103,889	103,084	104,913
Pretax income from continuing operations	209,037	191,922	184,709	199,009
Income from continuing operations	140,330	129,695	124,390	133,659
Income from discontinued operations	(7,474)	1,228	8,022	13,089
Net income	132,856	130,923	132,412	146,748
Basic net income per common share
Continuing operations	1.05	0.99	0.96	1.04
Discontinued operations	(0.05)	0.01	0.06	0.10
Total basic net income per share	1.00	1.00	1.02	1.14
Diluted net income per common share
Continuing operations	1.04	0.97	0.94	1.03
Discontinued operations	(0.06)	0.01	0.06	0.10
Total diluted net income per share	0.98	0.98	1.00	1.13
(1) Certain balances were adjusted to give effect to discontinued operations and the adoption of new accounting guidance as described in Note 1—Significant Accounting Policies.

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

As of the end of the fiscal year completed December 31, 2015, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the quarter ended December 31, 2015, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2015. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chairman and Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Torchmark Corporation
McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of Torchmark and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    Deloitte & Touche LLP

Dallas, Texas
February 26, 2016

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Director Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics,” “Director Qualification Standards,” “Procedures for Director Nominations by Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2016 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “2015 Grants of Plan-based Awards”, “Outstanding Equity Awards at Fiscal Year End 2015”, “Option Exercises and Stock Vested during Fiscal Year Ended December 31, 2015”, “Pension Benefits at December 31, 2015”, “Potential Payments upon Termination or Change in Control”, “2015 Director Compensation”, “Payments to Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information as of December 31, 2015

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,734,841	$38.84	6,872,282
Equity compensation plans not approved by security holders	0	0	0
Total	7,734,841	$38.84	6,872,282

(b)	Security ownership of certain beneficial owners:
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

10.8
General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.9
Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)

10.10
Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.11
Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.12
Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13
Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.14	The Torchmark Corporation Amended and Restated Pension Plan Generally Effective as of January 1, 2014*

10.15	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

10.16	The Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2014)*

10.17	Torchmark Corporation 2013 Management Incentive Plan effective as of January 1, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2013)*

Page of this Report
10.18
Coinsurance and Servicing Agreement between Security Benefit Life Insurance Company and Liberty National Life Insurance Company, effective as of December 31, 1995 (incorporated by reference from Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1995)

10.19	Torchmark Corporation 1996 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10(w) to Form 10-K for the fiscal year ended December 31, 1996)*

10.20	Torchmark Corporation 1996 Executive Deferred Compensation Stock Option Plan (incorporated by reference from Exhibit 10(x) to Form 10-K for the fiscal year ended December 31, 1996)*

10.21	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.22	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.23	Payments to Directors*

10.24
Form of Non-Formula Based Director Stock Option Agreement pursuant to Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the First Quarter 2005)*

10.25
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

10.29	Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2005)*

10.30	Torchmark Corporation 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2005)*

10.31
Form of Deferred Compensation Stock Option Grant Agreement pursuant to the Torchmark Corporation 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2005)*

10.32	Torchmark Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q for quarter ended March 31, 2006)*

10.33	Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for quarter ended March 31, 2006)*

10.34
Form of Director Stock Option Issued under Torchmark Corporation Amended and Restated 2005 Non-Employee Director Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 10-Q for quarter ended March 31, 2006)*

10.35	Amendment One to Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.4 to Form 10-Q for quarter ended March 31, 2006)*

Page of this Report
10.36	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.37	Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.1 to Form 8-K dated May 2, 2007)*

10.38	Form of Stock Option Award Agreement under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.2 to Form 8-K dated May 2, 2007)*

10.39	Form of Restricted Stock Award (Board grant) under Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 99.3 to Form 8-K dated May 2, 2007)*

10.40	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.41	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.42	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.43	Amendment No. 2 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2007)*

10.44	Amendment No. 3 to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2007)*

10.45
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

10.48	Amendment Four to the Torchmark Corporation Supplementary Retirement Plan (incorporated by reference from Exhibit 10.52 to Form 10-K for the fiscal year ended December 31, 2008)*

10.49	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2008)*

10.50
Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008)*

10.51	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008)*

10.52	Amendment to the Torchmark Corporation 2007 Long-Term Compensation Plan (incorporated by reference from Exhibit 10.56 to Form 10-K for the fiscal year ended December 31, 2008)*

10.53
Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

Page of this Report
10.54
Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd. (incorporated by reference to Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2013)

10.55	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2014)*

10.56	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for fiscal year ended December 31,2010)*

10.57
Form of Restricted Stock Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for fiscal year ended December 31, 2010)*

10.58
Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for fiscal year ended December 31, 2010)*

10.59	Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2011)*

10.60	Form of Restricted Stock Award (Executive) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2011)*

10.61	Form of Restricted Stock Award (Special) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2011)*

10.62	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 4, 2011)*

10.63	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.5 to Form 8-K dated May 4, 2011)*

10.64	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated February 27, 2012)*

10.65	First Amendment to Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2014)*

10.66	Form of Stock Option Grant Agreement (Special) pursuant to Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 31, 2013)*

10.67	Amendment to Restricted Stock Award Agreement of February 26, 2009 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 31, 2013)*

10.68	Amendment to Restricted Stock Award Agreement of February 25, 2010 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 31, 2013)*

10.71	Amendment to Restricted Stock Award Agreement of April 28, 2011 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 31, 2013)*

10.72	Consent and Acknowledgement of Amendment to Non-Qualified Stock Option Grant Agreement dated April 8, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 8, 2013)*

10.73
First Amendment to Amended and Restated Credit Agreement dated as of June 30, 2015 among Torchmark Corporation, TMK Re, Ltd., the Lenders listed therein and Wells Fargo Bank, National Association ( incorporated by reference from Exhibit 10.1 to Form 8-K dated July 2, 2015)

Page of this Report
10.74	Amendment Five to the Torchmark Corporation Supplemental Executive Retirement Plan ( incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2015)

10.75
Form of Seven Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.1 to Form 8-K dated March 3, 2015)*

10.76
Form of Ten Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.2 to Form 8-K dated March 3, 2015)*

10.77
Form of Performance Share Award Certificate torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.3 to Form 8-K dated March 3, 2015)*

12	Statement re computation of ratios

20	Proxy Statement for Annual Meeting of Stockholders to be held May 12, 2016**

21	Subsidiaries of the registrant	120

23	Consent of Deloitte & Touche LLP

24	Powers of attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison

31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda

32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda

101	Interactive Data File
* Compensatory plan or arrangement.
** To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

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

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” in this report. Exhibits not referred to have been omitted as inapplicable or not required.

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2015	2014
Assets:
Investments:
Long-term investments	$35,498	$38,910
Short-term investments	—	5,686
Total investments	35,498	44,596
Cash	—	—
Investment in affiliates	5,438,749	6,023,666
Due from affiliates	50,765	50,766
Taxes receivable from affiliates	79,599	76,050
Other assets	93,936	64,092
Total assets	$5,698,547	$6,259,170

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$490,129	$238,398
Long-term debt	893,417	1,141,773
Due to affiliates	57,157	652
Other liabilities	202,292	180,881
Total liabilities	1,642,995	1,561,704

Shareholders’ equity:
Preferred stock	351	351
Common stock	130,218	134,218
Additional paid-in capital	832,795	808,124
Accumulated other comprehensive income	231,947	997,452
Retained earnings	3,614,369	3,376,846
Treasury stock	(754,128)	(619,525)
Total shareholders’ equity	4,055,552	4,697,466
Total liabilities and shareholders’ equity	$5,698,547	$6,259,170

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net investment income	$23,715	$22,259	$24,268
Realized investment gains (losses)	8	4,767	—
Total revenue	23,723	27,026	24,268

General operating expenses	54,100	53,235	53,255
Reimbursements from affiliates	(53,436)	(53,040)	(46,855)
Interest expense	79,677	79,366	84,273
Total expenses	80,341	79,561	90,673

Operating income (loss) before income taxes and equity in earnings of affiliates	(56,618)	(52,535)	(66,405)
Income taxes	15,542	13,335	17,390
Net operating loss before equity in earnings of affiliates	(41,076)	(39,200)	(49,015)
Equity in earnings of affiliates	568,176	582,139	577,487
Net income	527,100	542,939	528,472

Other comprehensive income (loss):
Attributable to Parent Company	(3,539)	(28,680)	38,557
Attributable to affiliates	(761,966)	815,151	(752,851)
Comprehensive income (loss)	$(238,405)	$1,329,410	$(185,822)

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash provided from (used for) operations before dividends from subsidiaries	$(20,705)	$(21,358)	$(54,213)
Cash dividends from subsidiaries	466,416	478,840	488,376
Cash provided from operations	445,711	457,482	434,163

Cash provided from (used for) investing activities:
Disposition of investments	—	5,064	514
Net decrease (increase) in short-term investments	17,338	2,729	(6,805)
Investment in other subsidiaries	(2)	—	—
Additions to properties	(468)	—	—
Loaned money to affiliates	(282,508)	(81,000)	—
Repayments from affiliates	282,508	81,000	—
Cash provided from (used for) investing activities	16,868	7,793	(6,291)

Cash provided from (used for) financing activities:
Repayment of 7.375% Notes	—	—	(94,050)
Net issuance (repayment) of commercial paper	1,978	9,328	3,983
Issuance of stock	35,958	56,294	97,677
Acquisitions of treasury stock	(418,526)	(449,309)	(482,264)
Borrowed money from affiliate	15,000	168,000	—
Repayments to affiliates	(15,000)	(168,000)	—
Net borrowings (to)/from affiliates	—	—	120,000
Excess tax benefit on stock option exercises	8,180	6,688	10,963
Payment of dividends	(90,169)	(88,276)	(84,181)
Cash provided from (used for) financing activities	(462,579)	(465,275)	(427,872)

Net increase (decrease) in cash	—	—	—
Cash balance at beginning of period	—	—	—
Cash balance at end of period	$—	$—	$—

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the subsidiaries were as follows:

	Year Ended December 31,
	2015	2014	2013
Dividends from subsidiaries	$466,416	$478,840	$488,376

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation not involving cash	$28,664	$32,203	$25,642
Dividend of subsidiary to Parent	—	—	1,246,557
Dividend of subsidiary applied to loan balance	—	—	72,000
Borrowed money from affiliate(1)	56,503	—	—
Investment in subsidiaries	39,206	—	—
Purchase of agent debit balances	17,297	—	—

(1) Balance was repaid on January 8, 2016.

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2015	2014	2013
Interest paid	$77,920	$77,663	$85,443
Income taxes received	(22,009)	(25,581)	(27,820)

Note C—Preferred Stock

As of December 31, 2015, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2015
Life insurance in force	$167,677,206	$729,739	$3,498,826	$170,446,293	2.1
Premiums:(2)
Life insurance	$2,034,373	$4,484	$24,007	$2,053,896	1.2
Health insurance	928,659	3,139	—	925,520	—
Total premium	$2,963,032	$7,623	$24,007	$2,979,416	0.8
For the Year Ended December 31, 2014
Life insurance in force	$160,455,963	$795,192	$3,658,511	$163,319,282	2.2
Premiums:(2)
Life insurance	$1,924,605	$4,614	$25,774	$1,945,765	1.3
Health insurance(3)	872,391	2,951	—	869,440	—
Total premium	$2,796,996	$7,565	$25,774	$2,815,205	0.9
For the Year Ended December 31, 2013
Life insurance in force	$154,488,511	$782,125	$3,882,237	$157,588,623	2.5
Premiums:(2)
Life insurance	$1,841,425	$4,645	$26,960	$1,863,740	1.4
Health insurance(3)	866,942	3,124	—	863,818	—
Total premium	$2,708,367	$7,769	$26,960	$2,727,558	1.0

(1) No amounts have been netted against ceded premium.
(2) Excludes policy charges of $19.3 million, $20.9 million, and $22.1 million in each of the years 2015, 2014, and 2013, respectively.
(3) Certain balances were adjusted to give effect to discontinued operations as described in Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORCHMARK CORPORATION

By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Co-Chairman and Chief Executive Officer and Director

By:	/s/ LARRY M. HUTCHISON
Larry M. Hutchison
Co-Chairman and Chief Executive Officer and Director

By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ LLOYD W. NEWTON *
	Charles E. Adair		Lloyd W. Newton
	Director		Director

By:	/S/ MARILYN A. ALEXANDER *	By:	/s/ DARREN M. REBELEZ *
	Marilyn A. Alexander		Darren M. Rebelez
	Director		Director

By:	/S/ DAVID L. BOREN *	By:	/s/ LAMAR C. SMITH *
	David L. Boren		Lamar C. Smith
	Director		Director

By:	/s/ JANE M. BUCHAN *	By:	/s/ PAUL J. ZUCCONI *
	Jane M. Buchan		Paul J. Zucconi
	Director		Director

By:	/s/ ROBERT W. INGRAM *
Robert W. Ingram
Director

Date: February 26, 2016

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact