Form 10-Q
period 2016-03-31
TORCHMARK CORP
filed 2016-05-06
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to_________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 29, 2016
Common Stock, $1.00 Par Value	120,650,716

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2016–$13,489,492; 2015–$13,251,871)	$14,459,605	$13,758,024
Equity securities, at fair value (cost: 2016–$776; 2015–$776)	1,610	1,635
Policy loans	496,840	492,462
Other long-term investments	37,237	36,803
Short-term investments	144,671	54,766
Total investments	15,139,963	14,343,690
Cash	12,758	61,383
Accrued investment income	221,186	209,915
Other receivables	349,652	344,552
Deferred acquisition costs	3,656,449	3,617,135
Goodwill	441,591	441,591
Other assets	511,656	522,104
Assets held for sale	287,766	312,843
Total assets	$20,621,021	$19,853,213
Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$12,394,378	$12,245,811
Unearned and advance premiums	71,537	67,021
Policy claims and other benefits payable	269,198	272,898
Other policyholders’ funds	95,532	95,988
Total policy liabilities	12,830,645	12,681,718
Current and deferred income taxes payable	1,665,136	1,450,888
Other liabilities	382,821	380,158
Short-term debt	557,163	490,129
Long-term debt (fair value: 2016–$860,647; 2015–856,291)	743,953	743,733
Liabilities held for sale	49,560	51,035
Total liabilities	16,229,278	15,797,661
Commitments and Contingencies
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2016 and in 2015	—	—
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2016–130,218,183 issued, less 9,125,010 held in treasury and 2015–130,218,183 issued, less 7,848,231 held in treasury)	130,218	130,218
Additional paid-in capital	482,672	482,284
Accumulated other comprehensive income	535,475	231,947
Retained earnings	3,715,179	3,614,369
Treasury stock, at cost	(471,801)	(403,266)
Total shareholders’ equity	4,391,743	4,055,552
Total liabilities and shareholders’ equity	$20,621,021	$19,853,213
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three Months Ended March 31,
	2016(1)	2015(2)
Revenue:
Life premium	$544,151	$513,342
Health premium	235,697	228,673
Other premium	12	41
Total premium	779,860	742,056
Net investment income	197,053	191,596
Realized investment gains	293	119
Other income	421	669
Total revenue	977,627	934,440
Benefits and expenses:
Life policyholder benefits	362,860	339,701
Health policyholder benefits	152,775	148,029
Other policyholder benefits	9,338	10,045
Total policyholder benefits	524,973	497,775
Amortization of deferred acquisition costs	118,806	110,660
Commissions, premium taxes, and non-deferred acquisition costs	61,602	57,105
Other operating expense	57,429	55,363
Interest expense	19,369	19,060
Total benefits and expenses	782,179	739,963

Income before income taxes	195,448	194,477
Income taxes	(61,874)	(63,699)
Income from continuing operations	133,574	130,778

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(9,541)	(9,130)
Net income	$124,033	$121,648

Basic net income per share:
Continuing operations	$1.10	$1.03
Discontinued operations	(0.08)	(0.07)
Total basic net income per common share	$1.02	$0.96

Diluted net income per share:
Continuing operations	$1.08	$1.02
Discontinued operations	(0.07)	(0.07)
Total diluted net income per common share	$1.01	$0.95

Dividends declared per common share	$0.14	$0.14
(1) Due to the adoption of ASU 2016-09, certain balances related to excess tax benefits from stock compensation were adjusted prospectively as described in Note 2—New Accounting Standards.
(2) Certain prior year balances were adjusted to give effect to discontinued operations as described in Note 5—Discontinued Operations.
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$124,033	$121,648

Other comprehensive income (loss):

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	465,157	266,582
Reclassification adjustment for (gains) losses on securities included in net income	(313)	(119)
Reclassification adjustment for amortization of (discount) and premium	(1,364)	(1,672)
Foreign exchange adjustment on securities recorded at fair value	455	(2,558)
Unrealized gains (losses) on securities	463,935	262,233
Unrealized gains (losses) on other investments	658	1,143
Total unrealized investment gains (losses)	464,593	263,376
Less applicable (taxes) benefits	(162,589)	(92,131)
Unrealized investment gains (losses), net of tax	302,004	171,245

Unrealized gains (losses) attributable to deferred acquisition costs	(2,769)	652
Less applicable (taxes) benefits	969	(228)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(1,800)	424

Foreign exchange translation adjustments, other than securities	1,760	(8,691)
Less applicable (taxes) benefits	(540)	2,729
Foreign exchange translation adjustments, other than securities, net of tax	1,220	(5,962)

Pension adjustments	3,238	3,820
Less applicable (taxes) benefits	(1,134)	(1,338)
Pension adjustments, net of tax	2,104	2,482

Other comprehensive income (loss)	303,528	168,189
Comprehensive income (loss)	$427,561	$289,837
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016(1)	2015
Cash provided from operations	$337,748	$279,729

Cash provided from (used for) investment activities:
Investments sold or matured:
Fixed maturities available for sale—sold	14,331	11,444
Fixed maturities available for sale—matured, called, and repaid	44,622	127,554
Other long-term investments	8	51
Total long-term investments sold or matured	58,961	139,049
Acquisition of investments:
Fixed maturities—available for sale	(287,204)	(291,798)
Other long-term investments	(644)	(19)
Total investments acquired	(287,848)	(291,817)
Net increase in policy loans	(4,378)	(2,608)
Net (increase) decrease in short-term investments	(89,905)	(76,006)
Net change in payable or receivable for securities	2,990	—
Additions to property and equipment	(3,879)	(6,080)
Investment in low-income housing interests	(7,925)	(6,865)
Cash from (used for) investment activities	(331,984)	(244,327)

Cash provided from (used for) financing activities:
Issuance of common stock	3,763	11,823
Cash dividends paid to shareholders	(16,524)	(16,210)
Net borrowing (repayment) of commercial paper	66,899	20,523
Excess tax benefit from stock option exercises	—	4,952
Acquisition of treasury stock	(85,089)	(110,619)
Net receipts (payments) from deposit-type product	(17,641)	(15,558)
Cash provided from (used for) financing activities	(48,592)	(105,089)

Effect of foreign exchange rate changes on cash	(5,797)	6,754
Net increase (decrease) in cash	(48,625)	(62,933)
Cash at beginning of year	61,383	66,019
Cash at end of period	$12,758	$3,086
(1) Due to the adoption of ASU 2016-09, the excess tax benefits from stock option exercises of $2 million for the quarter ended March 31, 2016 were presented as a component of operating activities in the same manner as other cash flows related to income taxes. See further discussion at Note 2—New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies
Basis of Presentation: The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2016, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2016 and 2015. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 26, 2016.
Note 2—New Accounting Standards

Accounting Pronouncements Adopted

ASU 2014-15: In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (ASU 2014-15). This accounting standard requires management to perform interim and annual assessments of the entity's ability to continue its business operations within one year of the date of issuance of its financial statements. The Company must then provide certain disclosure if there is substantial doubt about its ability to continue as a going concern. As of January 1, 2016, the Company adopted this standard with no impact to the financial statements.
ASU 2016-09: In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) to simplify certain aspects of accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification in the statement of cash flows; and (c) accounting for forfeitures.Torchmark elected to early adopt this standard as of January 1, 2016, as permitted. This new accounting standard primarily affects Torchmark's computations of net income and diluted shares outstanding and thus earnings per share.

While the intent of the adoption of this guidance is simplification, inherent changes in future share prices and volume of stock option exercises are expected to result in increased volatility in net income and earnings per share in future periods. As provided by the new standard, the adoption is prospective and thus will impact only 2016 and future periods.

Below is a listing of the effects of the adoption of this guidance:

•
Condensed consolidated statement of operations: The Company recorded $2 million in additional excess tax benefits as a component of income taxes, which resulted in an increase in net income as compared with the quarter ended March 31, 2015 when the excess tax benefits of $5 million were recorded as a component of additional paid-in capital on the balance sheet.

•
Weighted average diluted shares:The weighted average diluted shares outstanding were adjusted to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation. This change resulted in diluted weighted average shares outstanding calculated of 123.3 million for the quarter ended March 31, 2016, as compared with 122.7 million as would have been calculated under the previous guidance.

•	Earnings per share: The adoption resulted in a $0.01 increase in earnings per share for the three months ended March 31, 2016.

•
Condensed consolidated statement of cash flows: The excess tax benefits related to share-based payments of $2 million were presented as a component of operating activities in the same manner as other cash flows related to income taxes. In prior years, the excess tax benefits were reclassified from operating activities to financing activities. The prior period amounts were not adjusted.

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 2—New Accounting Standards (continued)

Accounting Pronouncements Not Yet Adopted
ASU 2016-02: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), (ASU 2016-02) which requires all lessees to report a right-of-use asset and a lease liability for most leases. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard will become effective for the Company beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the standard to determine its impact.

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2016 and 2015.
Components of Accumulated Other Comprehensive Income

	Three Months Ended March 31, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2016	$332,333	$(5,115)	$3,627	$(98,898)	$231,947
Other comprehensive income (loss) before reclassifications, net of tax	303,094	(1,800)	1,220	445	302,959
Reclassifications, net of tax	(1,090)	—	—	1,659	569
Other comprehensive income (loss)	302,004	(1,800)	1,220	2,104	303,528
Balance at March 31, 2016	$634,337	$(6,915)	$4,847	$(96,794)	$535,475

	Three Months Ended March 31, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2015	$1,090,273	$(10,758)	$17,386	$(99,449)	$997,452
Other comprehensive income (loss) before reclassifications, net of tax	172,409	424	(5,962)	117	166,988
Reclassifications, net of tax	(1,164)	—	—	2,365	1,201
Other comprehensive income (loss)	171,245	424	(5,962)	2,482	168,189
Balance at March 31, 2015	$1,261,518	$(10,334)	$11,424	$(96,967)	$1,165,641

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2016 and 2015.
Reclassification Adjustments

	Three Months Ended March 31,		Affected line items in the Statement of Operations
	2016	2015
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(313)	$(119)	Realized investment gains (losses)
Amortization of (discount) premium	(1,364)	(1,672)	Net investment income
Total before tax	(1,677)	(1,791)
Tax	587	627	Income Taxes
Total after tax	(1,090)	(1,164)
Pension adjustments:
Amortization of prior service cost	120	81	Other operating expenses
Amortization of actuarial gain (loss)	2,432	3,557	Other operating expenses
Total before tax	2,552	3,638
Tax	(893)	(1,273)	Income Taxes
Total after tax	1,659	2,365
Total reclassifications (after tax)	$569	$1,201

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments
Portfolio Composition:
A summary of fixed maturities and equity securities available for sale by cost or amortized cost and estimated fair value at March 31, 2016 is as follows:
Portfolio Composition as of March 31, 2016

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$371,811	$13,985	$(1,422)	$384,374	3
States, municipalities, and political subdivisions	1,281,548	156,149	(318)	1,437,379	10
Foreign governments	21,338	2,037	—	23,375	—
Corporates, by sector:
Financial	2,731,785	301,713	(60,705)	2,972,793	21
Utilities	1,981,725	292,523	(20,505)	2,253,743	16
Energy	1,569,187	54,215	(182,124)	1,441,278	10
Other corporate sectors	5,040,267	477,927	(113,580)	5,404,614	37
Total corporates	11,322,964	1,126,378	(376,914)	12,072,428	84
Collateralized debt obligations	62,370	14,169	(11,047)	65,492	—
Other asset-backed securities	18,471	793	—	19,264	—
Redeemable preferred stocks, by sector:
Financial	382,357	48,911	(4,163)	427,105	3
Utilities	28,633	1,555	—	30,188	—
Total redeemable preferred stocks	410,990	50,466	(4,163)	457,293	3
Total fixed maturities	13,489,492	1,363,977	(393,864)	14,459,605	100
Equity securities	776	834	—	1,610
Total fixed maturities and equity securities	$13,490,268	$1,364,811	$(393,864)	$14,461,215
(1) Amounts reported on the balance sheet.
(2) At fair value.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

A schedule of fixed maturities by contractual maturity date at March 31, 2016 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$45,343	$45,953
Due from one to five years	586,187	631,214
Due from five to ten years	1,049,319	1,148,015
Due from ten to twenty years	3,939,736	4,356,812
Due after twenty years	7,786,358	8,190,986
Mortgage-backed and asset-backed securities	82,549	86,625
	$13,489,492	$14,459,605
Selected information about sales of fixed maturities is as follows.

Three Months Ended March 31, 2016
	2016	2015
Proceeds from sales	$14,331	$11,444
Gross realized gains	495	84
Gross realized losses	(214)	—

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Fair Value Measurements:
The following table represents the fair value of assets measured on a recurring basis.

Fair Value Measurements at March 31, 2016 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$8	$384,366	$—	$384,374
States, municipalities, and political subdivisions	—	1,437,379	—	1,437,379
Foreign governments	—	23,375	—	23,375
Corporates, by sector:
Financial	—	2,910,620	62,173	2,972,793
Utilities	22,221	2,094,747	136,775	2,253,743
Energy	—	1,413,980	27,298	1,441,278
Other corporate sectors	—	5,076,059	328,555	5,404,614
Total corporates	22,221	11,495,406	554,801	12,072,428
Collateralized debt obligations	—	—	65,492	65,492
Other asset-backed securities	—	19,264	—	19,264
Redeemable preferred stocks, by sector:
Financial	10,244	416,861	—	427,105
Utilities	—	30,188	—	30,188
Total redeemable preferred stocks	10,244	447,049	—	457,293
Total fixed maturities	32,473	13,806,839	620,293	14,459,605
Equity securities	733	7	870	1,610
Total fixed maturities and equity securities	$33,206	$13,806,846	$621,163	$14,461,215
Percent of total	0.2%	95.5%	4.3%	100%

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31, 2016
	Collateralized Debt Obligations	Corporates(1)	Equities	Total
Balance at January 1, 2016	$70,382	$530,806	$870	$602,058
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	(3,598)	9,568	—	5,970
Acquisitions	—	15,800	—	15,800
Sales	—	—	—	—
Amortization	1,334	4	—	1,338
Other(2)	(2,626)	(1,377)	—	(4,003)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at March 31, 2016	$65,492	$554,801	$870	$621,163
Percent of total fixed maturity and equity securities	0.5%	3.8%	—%	4.3%

	Three Months Ended March 31, 2015
	Collateralized Debt Obligations	Corporates(1)	Equities	Total
Balance at January 1, 2015	$63,232	$512,714	$833	$576,779
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	13,556	8,626	—	22,182
Acquisitions	—	8,000	—	8,000
Sales	—	—	—	—
Amortization	1,410	4	—	1,414
Other(2)	(3,644)	(1,331)	—	(4,975)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at March 31, 2015	$74,554	$528,013	$833	$603,400
Percent of total fixed maturity and equity securities	0.5%	3.6%	—%	4.1%
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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Other-Than-Temporary Impairments:

Based on the Company's evaluation of its fixed maturities in an unrealized loss position in accordance with the OTTI policy, the Company concluded that there were no other-than-temporary impairments during the three-month periods ended March 31, 2016 and 2015, respectively.

As of quarter end 2016, previously written down securities remaining in the portfolio were carried at a fair value of $57 million, or less than 1% of the fair value of the fixed maturity portfolio. Torchmark is continuously monitoring the market conditions impacting its portfolio, including holdings negatively impacted by recent low prices for oil and other commodities. While adverse market conditions for an extended duration could lead to some ratings downgrades among these holdings, Torchmark has the ability and intent to hold these investments to recovery, and does not expect to be required to sell any of its securities.

Unrealized Loss Analysis:

The following table discloses information about investments in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of March 31, 2016	171	148	319
As of December 31, 2015	480	75	555
Torchmark’s entire fixed-maturity and equity portfolio consisted of 1,572 issues at March 31, 2016 and 1,568 issues at December 31, 2015. The weighted average quality rating of all unrealized loss positions as of March 31, 2016 was BBB.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table discloses unrealized investment losses by class and major sector of investments at March 31, 2016 for the period of time in a loss position. Torchmark considers these investments to be only temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At March 31, 2016

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$1,653	$(1)	$44,002	$(1,421)	$45,655	$(1,422)
States, municipalities and political subdivisions	5,226	(14)	11,843	(60)	17,069	(74)
Corporates, by sector:
Financial	210,987	(9,112)	103,332	(9,463)	314,319	(18,575)
Utilities	79,078	(10,368)	90,495	(10,137)	169,573	(20,505)
Energy	581,465	(81,129)	162,373	(45,263)	743,838	(126,392)
Other corporate sectors	471,242	(28,872)	476,466	(25,555)	947,708	(54,427)
Total corporates	1,342,772	(129,481)	832,666	(90,418)	2,175,438	(219,899)
Redeemable preferred stocks, by sector:
Financial	23,565	(343)	—	—	23,565	(343)
Total redeemable preferred stocks	23,565	(343)	—	—	23,565	(343)
Total investment grade securities	1,373,216	(129,839)	888,511	(91,899)	2,261,727	(221,738)
Below investment grade securities:
Bonds:
States, municipalities and political subdivisions	—	—	310	(244)	310	(244)
Corporates, by sector:
Financial	—	—	63,652	(42,130)	63,652	(42,130)
Energy	27,193	(6,449)	81,174	(49,283)	108,367	(55,732)
Other corporate sectors	113,767	(22,808)	111,801	(36,345)	225,568	(59,153)
Total corporates	140,960	(29,257)	256,627	(127,758)	397,587	(157,015)
Collateralized debt obligations	—	—	8,953	(11,047)	8,953	(11,047)
Redeemable preferred stocks, by sector:
Financial	—	—	23,329	(3,820)	23,329	(3,820)
Total redeemable preferred stocks	—	—	23,329	(3,820)	23,329	(3,820)
Total below investment grade securities	140,960	(29,257)	289,219	(142,869)	430,179	(172,126)
Total fixed maturities	$1,514,176	$(159,096)	$1,177,730	$(234,768)	$2,691,906	$(393,864)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 5—Discontinued Operations

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

The net assets held for sale at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Assets:
Due premiums	$5,084	$8,041
Other receivables(1)	265,818	287,765
Deferred acquisition costs	16,864	17,037
Total assets held for sale	287,766	312,843

Liabilities:
Unearned and advance premiums	3,559	806
Policy claims and other benefits payable	11,010	12,309
Risk sharing payable	26,754	23,837
Current and deferred income taxes payable	8,466	13,604
Other	(229)	479
Total liabilities held for sale	49,560	51,035

Net assets	$238,206	$261,808
(1) At March 31, 2016, receivables included $195 million from Centers for Medicare and Medicaid Services (CMS) and $71 million from drug manufacturer rebates. At December 31, 2015, the comparable amounts were $193 million and $95 million, respectively.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 5—Discontinued Operations (continued)

Income from discontinued operations for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Revenue:
Health premium	$54,699	$88,092

Benefits and expenses:
Health policyholder benefits	61,481	94,122
Amortization of deferred acquisition costs	1,008	603
Commissions, premium taxes, and non-deferred acquisition expenses	5,109	6,163
Other operating expense	1,780	1,249
Total benefits and expenses	69,378	102,137

Income (loss) before income taxes for discontinued operations	(14,679)	(14,045)
Income taxes	5,138	4,915
Income (loss) from discontinued operations	$(9,541)	$(9,130)

Operating cash flows of the discontinued operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Net cash provided from (used for) discontinued operations	$14,061	$(37,955)

Note 6—Income Taxes

The effective income tax differed from the expected 35% rate as shown below:

	Three Months Ended March 31,
	2016	%	2015	%
Expected income taxes	$68,407	35.0	$68,067	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(4,828)	(2.4)	(4,723)	(2.4)
Share-based awards	(1,972)	(1.0)	—	—
Other	267	0.1	355	0.2
Income tax expense from continuing operations	$61,874	31.7	$63,699	32.8

The effective income tax rate for the three months ended March 31, 2016 differed from the effective income tax rate for the same period ended March 31, 2015 primarily as a result of the Company adopting ASU 2016-09 as of January 1, 2016. As a result of the adoption, the excess tax benefits related to share-based awards are now recorded through income tax expense rather than additional paid-in capital. See Note 2—New Accounting Standards for further discussion.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 7—Debt Transactions
On April 5, 2016, Torchmark completed the issuance and sale of $300 million in aggregate principal of Torchmark’s 6.125% Junior Subordinated Debentures due 2056. The debentures were sold pursuant to Torchmark’s shelf registration statement on Form S-3, filed September 25, 2015. The net proceeds from the sale of the debentures were $290 million, after giving effect to the underwriting discount and estimated expenses of the offering of the debentures. Torchmark intends to use the net proceeds from the offering of the debentures to repay the $250 million outstanding principal, plus accrued interest, on the 6.375% Senior Notes due June 15, 2016, and for general corporate purposes.

Note 8—Postretirement Benefit Plans
The following tables present a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$3,894	$3,990	$—	$—
Interest cost	5,432	5,003	212	203
Expected return on assets	(5,782)	(5,323)	—	—
Amortization:
Prior service cost	120	81	—	—
Actuarial (gain) loss	2,424	3,534	8	23
Direct recognition of expense	—	—	34	176
Net periodic benefit cost	$6,088	$7,285	$254	$402

The following table presents assets at fair value for the defined-benefit pension plans at March 31, 2016 and the prior-year end.
Pension Assets by Component

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Corporate debt	$149,670	49	$146,381	47
Other fixed maturities	655	—	270	—
Equity securities	120,717	39	123,428	40
Short-term investments	13,273	4	15,593	5
Guaranteed annuity contract	17,209	6	17,082	6
Other	5,571	2	4,842	2
Total	$307,095	100	$307,596	100
The liability for the funded defined-benefit pension plans was $408 million at March 31, 2016 and $406 million at December 31, 2015. No cash contributions were made to the qualified pension plans during the three months ended March 31, 2016. Torchmark expects to make cash contributions to these plans during 2016 in an amount not to exceed $20 million. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At March 31, 2016, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $81 million, compared with $79 million at

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits (continued)

year-end 2015. Since this plan is non-qualified, the values of the insurance policies and investments are recorded as other assets in the Condensed Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the non-qualified pension plan was $68 million at March 31, 2016 and $67 million at December 31, 2015.

Note 9—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	For the Three Months Ended March 31,
	2016	2015
Basic weighted average shares outstanding	121,480,805	127,121,101
Weighted average dilutive options outstanding	1,831,938	1,465,751
Diluted weighted average shares outstanding	123,312,743	128,586,852
Antidilutive shares	1,489,562	605,188

As discussed earlier in Note 2—New Accounting Standards, the Company adopted ASU 2016-09 on January 1, 2016. The adoption resulted in an adjustment to the weighted average diluted shares outstanding to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation. This change has been applied prospectively and resulted in diluted weighted average shares outstanding of 123.3 million for the quarter ended March 31, 2016, as compared with 122.7 million as would have been calculated under the previous guidance.

Note 10—Business Segments
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

Note 10—Business Segments (continued)

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

Note 10—Business Segments (continued)

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its pretax income and each significant line item in its Condensed Consolidated Statements of Operations.

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	Three Months Ended March 31, 2016
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$544,151	$235,697	$12					$779,860
Net investment income				$197,053				197,053
Other income					$465	$(44)	(2)	421
Total revenue	544,151	235,697	12	197,053	465	(44)		977,334
Expenses:
Policy benefits	362,860	152,775	9,338					524,973
Required interest on reserves	(142,011)	(18,076)	(13,092)	173,179				—
Required interest on DAC	44,202	5,742	224	(50,168)				—
Amortization of acquisition costs	94,539	22,365	1,902					118,806
Commissions, premium taxes, and non-deferred acquisition costs	40,261	21,376	9			(44)	(2)	61,602
Insurance administrative expense (1)					48,468			48,468
Parent expense					2,026			2,026
Stock compensation expense					6,935			6,935
Interest expense				19,369				19,369
Total expenses	399,851	184,182	(1,619)	142,380	57,429	(44)		782,179
Subtotal	144,300	51,515	1,631	54,673	(56,964)	—		195,155
Nonoperating items						—		—
Measure of segment profitability (pretax)	$144,300	$51,515	$1,631	$54,673	$(56,964)	$—		195,155
Deduct applicable income taxes								(61,771)
Segment profits after tax								133,384
Add back income taxes applicable to segment profitability								61,771
Add (deduct) realized investment gains (losses)								293
Pretax income per Consolidated Statements of Operations								$195,448

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2015
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$513,342	$228,673	$41					$742,056
Net investment income				$191,596				191,596
Other income					$722	$(53)	(2)	669
Total revenue	513,342	228,673	41	191,596	722	(53)		934,321
Expenses:
Policy benefits	339,701	148,029	10,045					497,775
Required interest on reserves	(136,185)	(16,883)	(13,369)	166,437				—
Required interest on DAC	42,846	5,668	313	(48,827)				—
Amortization of acquisition costs	88,528	20,184	1,948					110,660
Commissions, premium taxes, and non-deferred acquisition costs	37,049	20,098	11			(53)	(2)	57,105
Insurance administrative expense (1)					45,951			45,951
Parent expense					2,173			2,173
Stock compensation expense					7,239			7,239
Interest expense				19,060				19,060
Total expenses	371,939	177,096	(1,052)	136,670	55,363	(53)		739,963
Subtotal	141,403	51,577	1,093	54,926	(54,641)	—		194,358
Nonoperating items						—		—
Measure of segment profitability (pretax)	$141,403	$51,577	$1,093	$54,926	$(54,641)	$—		194,358
Deduct applicable income taxes								(63,657)
Segment profits after tax								130,701
Add back income taxes applicable to segment profitability								63,657
Add (deduct) realized investment gains (losses)								119
Pretax income per Consolidated Statements of Operations								$194,477

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Certain prior year balances were adjusted to give effect to discontinued operations as described in Note 5—Discontinued Operations.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.
Analysis of Profitability by Segment

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Life insurance underwriting margin	$144,300	$141,403	$2,897	2
Health insurance underwriting margin	51,515	51,577	(62)	—
Annuity underwriting margin	1,631	1,093	538	49
Excess investment income	54,673	54,926	(253)	—
Other and corporate:
Other income	465	722	(257)	(36)
Administrative expense	(48,468)	(45,951)	(2,517)	5
Corporate and adjustments	(8,961)	(9,412)	451	(5)
Pre-tax total	195,155	194,358	797	—
Applicable taxes	(61,771)	(63,657)	1,886	(3)
After-tax total, before discontinued operations	133,384	130,701	2,683	2
Discontinued operations (after tax)(1)	(9,541)	(9,130)	(411)	5
After-tax total, after discontinued operations	123,843	121,571	2,272	2
Reconciling items, net of tax:
Realized gains (losses) - Investments	190	77	113
Net income	$124,033	$121,648	$2,385	2

(1) Income (loss) from discontinued operations (after tax) is included for purpose of reconciling to net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note 10—Business Segments. The measures of profitability described in Note 10—Business Segments are useful in evaluating the performance of the segments and the marketing groups within each insurance segment, because each of our distribution channels operates in a niche market. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.
The tables in Note 10—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three month periods ended March 31, 2016 and 2015. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.
A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2016 with the same period of 2015, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note 10—Business Segments.
Highlights, comparing the first three months of 2016 with the first three months of 2015. Net income per diluted share increased 6% to $1.01 from $0.95. Included in net income in 2016 were after-tax realized investment gains of $190 thousand compared with gains of $77 thousand in 2015. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.
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
Total premium income rose 5% in 2016 to $780 million. Total net sales were flat at $136 million when compared with the same period in 2015. First-year collected premium was $113 million for the 2016 period, compared with $110 million for the 2015 period. The increase in first-year collected premium is primarily the result of prior year life insurance sales growth in the American Income Exclusive Agency.
Life insurance premium income grew 6% to $544 million. Life net sales were flat at $104 million when compared with the same period in 2015. First-year collected life premium grew 7% during the first three months of 2016 to $79 million over the same period in 2015 of $74 million. Life underwriting margin as a percent of premium was down to 27% as a result of higher than expected Globe Life Direct Response policy obligations and additional costs of supporting certain distribution channels. Underwriting income increased to $144 million for the first three months of 2016 compared with $141 million for the same period in 2015.
Health insurance premium income increased 3% to $236 million over the prior year total of $229 million. Health net sales fell 1% to $32 million for the three month period, primarily as a result of a 3% decrease in Medicare Supplement sales. First-year collected health premium fell 7% to $34 million. Health margins declined to 22%, with underwriting income of $52 million for the first three months of 2016, due to increased acquisition costs.

Insurance administrative expenses were up 5.5% in 2016 when compared with the prior year period. The increase in administrative expenses is primarily due to investments in information technology that will standardize and streamline operations and enhance the customer experience.
Excess investment income is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs”. Excess investment income per diluted share increased 2% in 2016 to $0.44 from $0.43, while the dollar amount of excess investment income was flat at $55 million. The increase in per share excess investment income in relation to the flat dollar amount resulted from share purchases over the period, as discussed later in this report. Net investment income rose $5 million or 3% to $197 million, slightly below the 4% growth in our average investment portfolio at amortized cost. The average effective yield on the fixed-maturity portfolio, which represented 95% of our investments at amortized cost, decreased to 5.83% in the 2016 period from 5.87% in the prior period. Required interest rose 5% or $5 million to $123 million, in line with growth in average net policy liabilities. Financing costs were $19 million in both periods. Please refer to the discussion under Capital Resources for more information on debt and interest expense.
In the first three months of 2016, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 5.03%, compared with 4.47% in the same period of 2015, with an average rating of BBB+, and an average life of twenty six years. Approximately 94% of the portfolio at amortized cost was investment grade at March 31, 2016. Cash and short-term investments were $157 million at that date, compared with $116 million at December 31, 2015.
The net unrealized gain position in our fixed-maturity portfolio grew from $506 million at December 31, 2015 to $970 million during the first three months of 2016, primarily due to a decrease in Treasury rates during 2016. The fixed-maturity portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor are we a party to any derivative contracts, including credit default swaps. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposures to European Sovereign debt consisting of $2 million of German government bonds. Our exposure to Puerto Rican obligations at March 31, 2016 was less than $600 thousand.
We have an on-going share repurchase program which began in 1986 which is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 5, 2015. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent with excess cash flow. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the three month periods ended March 31, 2016 and 2015.
Analysis of Share Purchases
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2016			2015
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	1,503	$80,057	$53.26	1,692	$90,011	$53.20
Option exercise proceeds	95	5,032	53.08	387	20,608	53.33
Total	1,598	$85,089	$53.25	2,079	$110,619	$53.22
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first three months of 2016 with the first three months of 2015. Life insurance is our predominant segment, representing 70% of premium income and 73% of insurance underwriting margin in the first three months of 2016. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 6% to $544 million. The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$220,402	41	$202,041	39	$18,361	9
Globe Life Direct Response	200,001	37	187,407	37	12,594	7
Liberty National Exclusive Agency	67,892	12	67,803	13	89	—
Other Agencies	55,856	10	56,091	11	(235)	—
Total Life Premium	$544,151	100	$513,342	100	$30,809	6
Net sales, defined earlier in this report as an indicator of new business production, were flat at $104 million. An analysis of life net sales by distribution channel is presented below.

Life Insurance Net Sales (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$50,240	48	$47,144	46	$3,096	7
Globe Life Direct Response	41,155	40	44,813	43	(3,658)	(8)
Liberty National Exclusive Agency	9,451	9	8,546	8	905	11
Other Agencies	3,000	3	3,392	3	(392)	(12)
Total Life Net Sales	$103,846	100	$103,895	100	$(49)	—
First-year collected life premium, defined earlier in this report, was $79 million in the 2016 period, rising 7%. First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$41,955	53	$37,049	50	$4,906	13
Globe Life Direct Response	26,959	34	27,080	37	(121)	—
Liberty National Exclusive Agency	7,050	9	6,550	9	500	8
Other Agencies	2,967	4	2,933	4	34	1
Total	$78,931	100	$73,612	100	$5,319	7

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help ensure sustainable growth. The life business of this agency is Torchmark’s highest-margin life business and it is the largest contributor to life premium of any distribution channel at 41% of Torchmark’s total. This group produced premium income of $220 million, an increase of 9%. First-year collected premium was $42 million, an increase of 13%. Net sales rose 7% to $50 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income Agency's average agent count decreased 2% to 6,206 for the three months ended March 31, 2016 compared with 6,317 for the same period in 2015. The average agent count is based on the actual count at the end of each week during the period. Sales increased despite the decline in agent count due to increased agent productivity. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, we have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency continues to provide more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibility.
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
Globe Life Direct Response’s life premium income rose 7% to $200 million, representing 37% of Torchmark’s total life premium in the first three months of 2016. Net sales of $41 million for this group decreased 8%. The sales decline was expected as we reduced insert media circulation to eliminate less profitable segments. First-year collected premium was $27 million for both periods.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $68 million in the 2016 and 2015 periods. First-year collected premium increased 8% to $7 million.
Net sales for the Liberty National Agency increased 11% to $9 million. This is the largest percentage increase of any of Torchmark's distributions channels.The Liberty average agent count increased 5% to 1,542 for the three months ended March 31, 2016 compared with 1,464 for the same period in 2015. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels primarily include independent agencies selling predominately life insurance. The Other Agencies contributed $56 million of life premium income, or 10% of Torchmark’s total in the first three months of 2016, but contributed only 3% of net sales for the period.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2016		2015		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$544,151	100	$513,342	100	$30,809	6
Net policy obligations	220,849	40	203,516	39	17,333	9
Commissions and acquisition expense	179,002	33	168,423	33	10,579	6
Insurance underwriting income before other income and administrative expense	$144,300	27	$141,403	28	$2,897	2
Life insurance underwriting income before insurance administrative expense was $144 million in the first three months of 2016 compared with $141 million for the same period in 2015. As a percentage of premium, underwriting margins declined to 27% from 28%. The decrease in underwriting margin as a percentage of premium was due to higher Globe Life Direct Response policy obligations. The higher claims in the Globe Life Direct Response Unit primarily relate to policies issued since 2011 where additional prescription information was used in the underwriting process for certain business in order to improve the overall mortality. To date, improvements in actual mortality have been less than expected, causing higher than expected net policy obligations.
Health insurance, comparing the first three months of 2016 with the first three months of 2015. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
Health premium accounted for 30% of our total premium in the 2016 period, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

Health premium increased 3% to $236 million in the 2016 period. Medicare Supplement premium increased 4% to $119 million, while other limited-benefit health premium increased 2% to $117 million.
Health net sales decreased 1% to $32 million. Medicare Supplement net sales decreased 3% to $13 million in 2016. Group sales can vary significantly from period to period. Limited-benefit net sales were flat at $18 million. Health first-year collected premium fell 7% to $34 million, due to a high level of group sales in the third and fourth quarter 2014.

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$3,330		$4,275		$(945)	(22)
Medicare Supplement	84,720		78,897		5,823	7
	88,050	37	83,172	36	4,878	6
Family Heritage Agency
Limited-benefit plans	57,317		53,549		3,768	7
Medicare Supplement	—		—		—	—
	57,317	24	53,549	23	3,768	7
Liberty National Exclusive Agency
Limited-benefit plans	35,550		36,135		(585)	(2)
Medicare Supplement	16,322		17,845		(1,523)	(9)
	51,872	22	53,980	24	(2,108)	(4)
American Income Exclusive Agency
Limited-benefit plans	20,156		19,815		341	2
Medicare Supplement	78		97		(19)	(20)
	20,234	9	19,912	9	322	2
Direct Response
Limited-benefit plans	177		263		(86)	(33)
Medicare Supplement	18,047		17,797		250	1
	18,224	8	18,060	8	164	1
Total Health Premium
Limited-benefit plans	116,530	49	114,037	50	2,493	2
Medicare Supplement	119,167	51	114,636	50	4,531	4
Total	$235,697	100	$228,673	100	$7,024	3

Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$174		$204		$(30)	(15)
Medicare Supplement	11,885		12,066		(181)	(2)
	12,059	38	12,270	38	(211)	(2)
Family Heritage Agency
Limited-benefit plans	10,629		11,675		(1,046)	(9)
Medicare Supplement	—		—		—	—
	10,629	33	11,675	36	(1,046)	(9)
Liberty National Exclusive Agency
Limited-benefit plans	4,846		4,036		810	20
Medicare Supplement	1		40		(39)	(98)
	4,847	15	4,076	12	771	19
American Income Exclusive Agency
Limited-benefit plans	2,821		2,567		254	10
Medicare Supplement	—		—		—	—
	2,821	9	2,567	8	254	10
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	1,572		1,809		(237)	(13)
	1,572	5	1,809	6	(237)	(13)
Total Net Sales
Limited-benefit plans	18,470	58	18,482	57	(12)	—
Medicare Supplement	13,458	42	13,915	43	(457)	(3)
Total	$31,928	100	$32,397	100	$(469)	(1)

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$163		$171		$(8)	(5)
Medicare Supplement	15,557		14,996		561	4
	15,720	47	15,167	42	553	4
Family Heritage Agency
Limited-benefit plans	9,873		9,507		366	4
Medicare Supplement	—		—		—	—
	9,873	29	9,507	27	366	4
Liberty National Exclusive Agency
Limited-benefit plans	3,831		3,443		388	11
Medicare Supplement	1		59		(58)	(98)
	3,832	12	3,502	10	330	9
American Income Exclusive Agency
Limited-benefit plans	3,100		2,616		484	19
Medicare Supplement	—		—		—	—
	3,100	9	2,616	7	484	19
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	1,074		5,168		(4,094)	(79)
	1,074	3	5,168	14	(4,094)	(79)
Total First-Year Collected Premium
Limited-benefit plans	16,967	50	15,737	44	1,230	8
Medicare Supplement	16,632	50	20,223	56	(3,591)	(18)
Total	$33,599	100	$35,960	100	$(2,361)	(7)

A discussion of health operations by distribution channel follows:
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $88 million, representing 37% of Torchmark’s total health premium. Net sales were $12 million, or 38% of Torchmark’s health sales. This agency is Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $85 million. The UA Independent Agency represents approximately 71% of all Torchmark Medicare Supplement premium and 88% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 7%. Total health premium also increased 6%. Net sales of the Medicare Supplement product decreased 2% in 2016; individual sales were up 2%, but group sales declined 10%. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and continuing incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $11 million in net sales in the three months of 2016, compared with $12 million for the same period in 2015, a decrease of 9%. Health premium income was $57 million for the three month period of 2016, representing 24% of Torchmark’s health premium. This compared with $54 million or 23% of health premium in the prior year period. The average agent count was 827 for the three months ended March 31, 2016, compared with 784 for the same period in 2015, an increase of 5%.
The Liberty National Exclusive Agency represented 22% of all Torchmark health premium income at $52 million in the three months of 2016. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2016, health premium income in the Liberty Agency declined $2 million to $52 million from prior year premium total of $54 million. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium in the 2016 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $2 million of Medicare Supplement net sales in 2016.

The following table presents underwriting margin data for health insurance.
Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2016		2015		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$235,697	100	$228,673	100	$7,024	3
Net policy obligations	134,699	57	131,146	57	3,553	3
Commissions and acquisition expense	49,483	21	45,950	20	3,533	8
Insurance underwriting income before other income and administrative expense	$51,515	22	$51,577	23	$(62)	—
Underwriting income for health insurance totaled $52 million in 2016, flat when compared to the same period in 2015. As a percentage of health premium, underwriting margins were down slightly to 22%, due to increased acquisition costs.
Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first three months of 2016 with the first three months of 2015. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.
Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2016		2015
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$22,379	2.9	$21,389	2.9
Other employee costs	7,924	1.0	8,214	1.1
Information technology costs	5,226	0.7	3,580	0.5
Legal costs	1,982	0.2	2,092	0.3
Other administrative costs	10,957	1.4	10,676	1.4
Total insurance administrative expenses	48,468	6.2	45,951	6.2

Parent company expense	2,026		2,173
Stock compensation expense	6,935		7,239
Total operating expenses, per Condensed Consolidated Statements of Operations	$57,429		$55,363

Insurance administrative expenses:
Increase (decrease) over prior year	5.5%		6.3%
Total operating expenses:
Increase (decrease) over prior year	3.7%		(1.1)%
Insurance administrative expenses were up 5.5% in 2016 when compared with the prior year period. As a percentage of total premium, insurance administrative expenses were 6.2% in 2016, unchanged from the same period last year. Total operating expenses increased 3.7%. The increase in administrative expenses is primarily due to investments in information technology that will standardize and streamline operations and enhance the customer experience. The decline in stock compensation expense was primarily due to lower expense associated with restricted stock awards.
Investments (excess investment income), comparing the first three months of 2016 with the first three months of 2015. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 10—Business Segments in the Notes to the Condensed Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.5 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per share of $15.06) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.
Excess Investment Income
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Net investment income	$197,053	$191,596	$5,457	3
Required interest on net insurance policy liabilities	(123,011)	(117,610)	(5,401)	5
Financing costs:
Interest on funded debt	(17,822)	(17,786)	(36)	—
Interest on short-term debt	(1,547)	(1,274)	(273)	21
Total financing costs	(19,369)	(19,060)	(309)	2
Excess investment income	$54,673	$54,926	$(253)	—
Excess investment income per diluted share	$0.44	$0.43	$0.01	2

Average invested assets (at amortized cost)	$14,050,732	$13,553,190	$497,542	4
Average net insurance policy liabilities (1)	8,792,062	8,444,320	347,742	4
Average debt and preferred securities (at amortized cost)	1,338,451	1,299,419	39,032	3
(1) Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2016 period was flat at $55 million when compared with the same period in 2015. On a per share basis, excess investment income increased 2% as a result of our share repurchases over the past 12 months. Excess investment income has been negatively impacted during recent years by low interest rates and the turnover of higher yielding assets in the portfolio as well as certain aspects of Medicare Part D as discussed below.
Net investment income rose $5 million or 3% in 2016, slightly below the 4% increase in average invested assets (with fixed maturities at amortized cost) over the same period last year. The effective annual yield on the fixed maturity portfolio was 5.83% in the first three months of 2016, compared with 5.87% a year earlier. The reduction in the average portfolio yield rate was primarily a result of lower new money yield rates and reinvesting proceeds from bonds that were called in 2016 at yield rates less than the rates we earned on the bonds before they were called. We currently expect that the average turnover of fixed maturity assets during the next five years will not exceed 1% to 2% of the portfolio and that this turnover will not have a material negative impact on investment income.
Net investment income has also been negatively affected in 2016 by the CMS requirement for us to cover Medicare Part D claim costs in the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. We incurred extensive upfront costs in 2015 that will not be reimbursed by CMS until November 2016, and will continue to front additional significant costs in 2016 that will not be reimbursed until 2017. We also experience delays from the time certain claims are paid until related drug rebates are received from various pharmaceutical companies. These delays cause a lag in the timing of investable cash flows that result in lower investment income than would have been earned absent the delays. Due to these delays, our net investment income was reduced by approximately $3 million in the first three months of 2016, and we expect net investment income to be reduced by approximately $6 million for the remainder of 2016.
Should long-term interest rates rise, especially long-term rates, Torchmark would benefit due to higher net investment income on new purchases. We could withstand an increase in interest rates of approximately 55 to 65 basis points before the net unrealized gains on our fixed maturity portfolio as of March 31, 2016 would be eliminated (assuming there were no credit related valuation declines). Should interest rates increase further than that, we would not be concerned with potential interest-rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.
Required interest on net insurance policy liabilities reduces net investment income as it is the amount of net investment income considered by management necessary to “fund” the required interest included in the insurance segments. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note 10—Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.
Required interest on net insurance policy liabilities increased $5 million or 5% to $123 million, in line with the growth in average net interest-bearing insurance policy liabilities.
Financing costs on our debt increased 2% to $19 million. More information concerning debt can be found in the Capital Resources section of this report.
Investments (acquisitions), comparing the first three months of 2016 with the first three months of 2015. Torchmark’s investment policy calls for investing in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.
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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cost of acquisitions:
Investment-grade corporate securities	$278,713	$277,378
Other	8,491	14,420
Total fixed-maturity acquisitions	$287,204	$291,798
Effective annual yield(1)	5.03%	4.47%
Average life, in years to:
Next call	25.6	28.0
Maturity	25.9	28.8
Average rating	BBB+	BBB+

(1) One-year compounded yield on a tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.

Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2016 was as follows:
Invested Assets At March 31, 2016
(Dollar amounts in thousands)

	Amount	% of Total
Fixed maturities(at amortized cost)	$13,489,492	95
Equities (at cost)	776	—
Policy loans	496,840	4
Other long-term investments	37,237	—
Short-term investments	144,671	1
Total	$14,169,016	100
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

Fixed Maturities. The following table summarizes certain information about the major corporate sectors and security types held in our fixed-maturity portfolio at March 31, 2016.
Fixed Maturities by Sector
(Dollar amounts in thousands)

	Below Investment Grade				Total FIxed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$58,502	$3,809	$(9,132)	$53,179	$1,960,200	$230,340	$(26,450)	$2,164,090	15	15
Banks	41,594	509	(3,820)	38,283	634,864	75,622	(4,406)	706,080	5	5
Other financial	74,954	—	(32,998)	41,956	519,078	44,662	(34,012)	529,728	3	4
Total financial	175,050	4,318	(45,950)	133,418	3,114,142	350,624	(64,868)	3,399,898	23	24
Utilities
Electric	9,645	1,273	—	10,918	1,565,675	254,384	(16,348)	1,803,711	12	12
Gas and water	—	—	—	—	444,683	39,694	(4,157)	480,220	3	4
Total utilities	9,645	1,273	—	10,918	2,010,358	294,078	(20,505)	2,283,931	15	16
Industrial - Energy
Pipelines	45,413	—	(15,120)	30,293	831,060	29,078	(90,696)	769,442	6	5
Exploration and production	32,919	130	(5,993)	27,056	532,405	14,534	(55,819)	491,120	4	3
Oil field services	38,947	—	(9,568)	29,379	87,973	4,730	(9,797)	82,906	1	1
Refiner	—	—	—	—	63,049	5,873	(761)	68,161	—	—
Driller	54,700	—	(25,051)	29,649	54,700	—	(25,051)	29,649	—	—
Total energy	171,979	130	(55,732)	116,377	1,569,187	54,215	(182,124)	1,441,278	12	10
Industrial - Basic materials
Chemicals	—	—	—	—	522,802	27,510	(8,633)	541,679	4	4
Metals and mining	107,138	—	(33,848)	73,290	405,386	6,083	(52,073)	359,396	3	2
Forestry products and paper	—	—	—	—	113,077	10,048	(1,403)	121,722	1	1
Total basic materials	107,138	—	(33,848)	73,290	1,041,265	43,641	(62,109)	1,022,797	8	7
Industrial - Consumer, non-cyclical	13,424	1,548	—	14,972	1,236,239	134,170	(5,189)	1,365,220	9	9
Other industrials	80,522	—	(12,297)	68,225	1,108,935	128,679	(21,881)	1,215,733	8	8
Industrial - Transportation	26,777	—	(5,611)	21,166	566,643	62,024	(10,030)	618,637	4	4
Other corporate sectors	123,812	1,739	(7,397)	118,154	1,087,185	109,413	(14,371)	1,182,227	8	8
Total corporates	708,347	9,008	(160,835)	556,520	11,733,954	1,176,844	(381,077)	12,529,721	87	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	554	—	(244)	310	1,672,988	172,009	(1,739)	1,843,258	13	13
Collateralized debt obligations	62,370	14,169	(11,047)	65,492	62,370	14,169	(11,047)	65,492	—	—
Other asset-backed securities	—	—	—	—	15,648	614	—	16,262	—	—
Mortgage-backed securities(1)	—	—	—	—	4,532	341	(1)	4,872	—	—
Total fixed maturities	$771,271	$23,177	$(172,126)	$622,322	$13,489,492	$1,363,977	$(393,864)	$14,459,605	100	100
(1) Includes GNMA's.

At March 31, 2016, fixed maturities had a fair value of $14.5 billion, compared with $13.8 billion at December 31, 2015. The net unrealized gain position in the fixed-maturity portfolio increased from $506 million at December 31, 2015 to $970 million at March 31, 2016, primarily as a result of a decrease in Treasury rates. The March 31, 2016 net unrealized gain consisted of gross unrealized gains of $1.4 billion offset by $394 million of gross unrealized losses, compared with the December 31, 2015 net unrealized gain which consisted of a gross unrealized gain of $1.1 billion and a gross unrealized loss of $564 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 87% of amortized cost and 87% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government, U.S. municipalities, and foreign governments. The Company holds insignificant amounts in collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At March 31, 2016, the financial, utility, and energy sectors represented approximately 23%, 15%, and 12%, respectively, of fixed maturities at amortized cost and 24%, 16%, and 10%, respectively, of fixed maturities at fair value. Otherwise, no single sector represented more than 10% of the corporate fixed maturity portfolio at either amortized cost or fair value. The total fixed maturity portfolio consists of 569 issuers, with 203 issuers within the financial, utility, and energy sectors.

The net unrealized gain of the fixed maturity portfolio increased $464 million from December 31, 2015. The financial, utility, energy and basic materials sectors experienced increases of $28 million, $78 million, $37 million, and $67 million, respectively, in net unrealized gains from December 31, 2015 to March 31, 2016. The fair values of the financial, utility, energy, and basic materials sectors increased approximately 3%, 4%, 3%, and 12%, respectively, while the fair value of the entire portfolio increased 5% for the period. The current low price of oil and other commodities has a negative impact on the operations of the companies whose bonds we hold in the energy and basic materials sectors. While a sustained period of low prices might lead to some downgrades in ratings, we don't expect to incur any losses from defaults in the foreseeable future.
An analysis of the fixed-maturity portfolio at March 31, 2016 by a composite quality rating is shown in the table below. The composite rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	March 31, 2016
	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$667,043	5	$711,845	5
AA	1,344,959	10	1,516,595	11
A	4,049,093	30	4,640,417	32
BBB+	2,588,579	19	2,819,085	19
BBB	2,717,382	20	2,844,582	20
BBB-	1,351,165	10	1,304,759	9
Investment grade	12,718,221	94	13,837,283	96
Below investment grade:
BB	468,688	4	363,033	2
B	185,792	1	138,022	1
Below B	116,791	1	121,267	1
Below investment grade	771,271	6	622,322	4
	$13,489,492	100	$14,459,605	100
Of the $13.5 billion of fixed maturities at amortized cost as of March 31, 2016, $12.7 billion or 94% were investment grade with an average rating of A-. Below-investment-grade bonds were $771 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 20% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of March 31, 2016. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2015.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first three months of 2016 is as follows:
Below-Investment-Grade Bonds
(Dollars amounts in thousands)

Balance as of December 31, 2015	$640,150
Downgrades by rating agencies	161,524
Upgrades by rating agencies	(28,794)
Disposals	(2,626)
Amortization and other	1,017
Balance as of March 31, 2016	$771,271

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any derivative contracts, including credit default swaps. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposures to European Sovereign debt consisting of $2 million of German government bonds. Our exposure to Puerto Rican obligations at March 31, 2016 was less than $600 thousand.

Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	March 31, 2016	December 31, 2015	March 31, 2015
Average annual effective yield (1)	5.81%	5.83%	5.86%
Average life, in years, to:
Next call (2)	17.9	17.8	17.9
Maturity (2)	20.5	20.3	20.5
Effective duration to:
Next call (2)(3)	10.5	10.2	11.1
Maturity (2)(3)	11.5	11.2	12.1

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
Realized Gains and Losses, comparing the first three months of 2016 with the first three months of 2015. As discussed in Note 10—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and writedowns are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,
	2016		2015
	Amount	Per Share	Amount	Per Share
Fixed maturities and equities:
Investment sales	$182	$—	$55	$—
Investments called or tendered	21	—	22	—
Other	(13)	—	—	—
Total	$190	$—	$77	$—

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
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first three months of 2016, the Parent Company received $96 million of cash dividends from subsidiaries, compared with $77 million in 2015. For the full year 2016, cash dividends from subsidiaries are expected to total approximately $420 million.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At March 31, 2016, the Parent Company had $66 million of invested cash and net intercompany receivables. The credit facility is discussed below.
Short-term borrowings. We have a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up credit line for a commercial paper program under which we may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest is charged at variable rates. The facility terminates in July 2019 and has no ratings-based acceleration triggers which would require early repayment. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of March 31, 2016, we were in full compliance with these covenants.

Included in short-term debt is the commercial paper outstanding, noted above, as well as the current maturity of long-term debt. At March 31, 2016, we had $250 million par value of our 6.375% Senior Notes due in June 15, 2016 classified as short-term debt.

The following table presents certain information about our commercial paper borrowings.
Short-term Borrowings - Credit Facility
(Dollar amounts in thousands)

	At
	March 31, 2016	December 31, 2015	March 31, 2015
Balance of commercial paper at end of period (par value)	$307,576	$240,544	$259,000
Annualized interest rate	0.80%	0.55%	0.43%
Letters of credit outstanding	$177,000	$177,000	$198,000
Remaining amount available under credit line	265,424	332,456	293,000

	Three Months Ended March 31,
	2016	2015
Average balance of commercial paper outstanding during period (par value)	$344,788	$306,956
Daily-weighted average interest rate (annualized)	0.73%	0.41%
Maximum daily amount outstanding during period (par value)	$412,676	$356,500
Our balance of commercial paper outstanding at March 31, 2016 was $308 million compared with $241 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the three-month periods ended March 31, 2016 and 2015.
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
Consolidated liquidity. Consolidated net cash inflows from operations were $338 million in the first three months of 2016, compared with $280 million in the same period of 2015. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities in the amount of $45 million during the 2016 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short term investments were $157 million at March 31, 2016, compared with $116 million at December 31, 2015. In addition to these liquid assets, the entire $14.5 billion (fair value at March 31, 2016) portfolio of fixed-income and equity securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed-income and equity securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A . We generally expect to hold fixed-income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of Company Action Level required regulatory capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of our insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and has been in line with rating agency expectations for Torchmark. As of December 31, 2015, our insurance subsidiaries had a consolidated RBC ratio of 317%. Although this was slightly below our targeted level of 325%, it was primarily due to lower Part D earnings and fourth quarter downgrades greater than estimated. While we do not currently anticipate any significant changes to our targeted consolidated RBC level, should we believe that the RBC ratios of the insurance companies are being reduced due to downgrades in their investment portfolios that are temporary and that may reverse in the near future, we may choose to temporarily target a lower RBC ratio. We have available assets on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the targeted ratio. As discussed further in the next section below, the Parent Company will have approximately $40 million in additional proceeds from the $300 million debt offering in April at its disposal, if necessary, for additional capital or other financing needs of the insurance subsidiaries.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above and current maturities of funded debt), long-term funded debt, and shareholders’ equity. The outstanding long-term debt at book value was $744 million at March 31, 2016 and December 31, 2015. An analysis of long-term debt issues outstanding is as follows at March 31, 2016.
Long Term Debt at March 31, 2016
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Senior Notes	2019	9.250%		$292,647	$291,104	$351,914
Senior Notes(1)	2022	3.800%		150,000	147,981	153,233
Notes	2023	7.875%		165,612	163,962	209,100
Junior Subordinated Debentures	2052	5.875%		125,000	120,906	126,400
Junior Subordinated Debentures	2036	3.934%	(2)	20,000	20,000	20,000
Total long-term debt				$753,259	$743,953	$860,647

(1) An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2) Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
On April 5, 2016, Torchmark completed the issuance and sale of $300 million aggregate principal amount of Torchmark’s 6.125% Junior Subordinated Debentures due 2056. The debentures were sold pursuant to Torchmark’s shelf registration statement on Form S-3, filed September 25, 2015. The net proceeds from the sale of the debentures were $290 million, after giving effect to the underwriting discount and estimated expenses of the offering of the debentures. Torchmark intends to use the net proceeds from the offering of the debentures to repay the $250 million outstanding principal amount plus accrued interest on the 6.375% Senior Notes due June 15, 2016 and for general corporate purposes, including capital or other financing at our insurance subsidiaries if necessary. The Senior Notes are included in short-term debt.
As previously noted under the caption Results of Operations in this report, we acquired 1.5 million of our outstanding common shares under our share repurchase program during the first three months of 2016. These shares were acquired at a cost of $80 million (average of $53.26 per share), compared with purchases of 1.7 million shares at a cost of $90 million in the first three months of 2015.
On March 1, 2016, the Company announced that it had declared a quarterly dividend of $0.14 per share which was paid on April 29, 2016.
Shareholders’ equity was $4.4 billion at March 31, 2016. This compares with $4.1 billion at December 31, 2015 and $4.9 billion at March 31, 2015. During the three months since December 31, 2015, shareholders’ equity was increased by $300 million of after-tax unrealized gains in the fixed-maturity portfolio, as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $124 million. Share purchases of $80 million noted above during the period reduced shareholders’ equity.
We are required by GAAP to revalue our available-for-sale fixed maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.
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
Selected Financial Data
(Dollar amounts in thousands, except for per share data)

	At
	March 31, 2016		December 31, 2015		March 31, 2015
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$14,459,605	$970,113	$13,758,024	$506,153	$14,894,514	$1,931,684
Deferred acquisition costs (2)	3,656,449	(10,638)	3,617,135	(7,869)	3,495,287	(15,899)
Total assets	20,621,021	959,475	19,853,213	498,284	20,755,662	1,915,785
Short-term debt	557,163	—	490,129	—	258,921	—
Long-term debt	743,953	—	743,733	—	992,463	—
Shareholders' equity	4,391,743	623,659	4,055,552	323,885	4,883,628	1,245,260

Book value per diluted share	35.72	5.07	32.71	2.62	38.17	9.73
Debt to capitalization (3)	22.9%	(2.8)%	23.3%	(1.5)%	20.4%	(5.2)%

Diluted shares outstanding	122,954		123,996		127,935
Actual shares outstanding	121,093		122,370		126,502

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

Interest coverage was 11.1 times in the 2016 three months, compared with 11.2 times in the 2015 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2016.

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
As of the end of the fiscal quarter completed March 31, 2016, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
As of the date of this Form 10-Q for the quarter ended March 31, 2016, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Item 1A. Risk Factors
Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)    Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016	812,999	$54.35	812,999
February 1-29, 2016	467,440	50.72	467,440
March 1-31, 2016	317,486	54.16	317,486
At its August 5, 2015 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended March 31, 2016

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 6, 2016	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: May 6, 2016	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: May 6, 2016	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer