Form 10-Q
period 2016-06-30
TORCHMARK CORP
filed 2016-08-05
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 29, 2016
Common Stock, $1.00 Par Value	119,768,489

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2016—$13,778,254 ;2015–$13,251,871)	$15,440,090	$13,758,024
Policy loans	501,555	492,462
Other long-term investments	58,377	38,438
Short-term investments	48,581	54,766
Total investments	16,048,603	14,343,690
Cash	49,678	61,383
Accrued investment income	216,443	209,915
Other receivables	358,686	344,552
Deferred acquisition costs	3,698,449	3,617,135
Goodwill	441,591	441,591
Other assets	509,790	522,104
Assets related to discontinued operations	250,800	312,843
Total assets	$21,574,040	$19,853,213
Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$12,544,683	$12,245,811
Unearned and advance premiums	72,649	67,021
Policy claims and other benefits payable	265,712	272,898
Other policyholders’ funds	96,184	95,988
Total policy liabilities	12,979,228	12,681,718
Current and deferred income taxes payable	1,887,091	1,450,888
Other liabilities	349,631	380,158
Short-term debt	286,011	490,129
Long-term debt (estimated fair value: 2016–$1,278,375; 2015–$856,291)	1,133,928	743,733
Liabilities related to discontinued operations	60,393	51,035
Total liabilities	16,696,282	15,797,661
Commitments and Contingencies
Preferred stock, par value $1 per share–Authorized 5,000,000 shares; outstanding: -0- in 2016 and in 2015	—	—
Common stock, par value $1 per share–Authorized 320,000,000 shares; outstanding: (2016–130,218,183 issued, less 10,365,271 held in treasury and 2015–130,218,183 issued, less 7,848,231 held in treasury)	130,218	130,218
Additional paid-in capital	489,726	482,284
Accumulated other comprehensive income	989,157	231,947
Retained earnings	3,817,666	3,614,369
Treasury stock, at cost	(549,009)	(403,266)
Total shareholders’ equity	4,877,758	4,055,552
Total liabilities and shareholders’ equity	$21,574,040	$19,853,213
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016(1)	2015(2)	2016(1)	2015(2)
Revenue:
Life premium	$548,590	$520,038	$1,092,741	$1,033,380
Health premium	237,252	232,409	472,949	461,082
Other premium	13	37	25	78
Total premium	785,855	752,484	1,565,715	1,494,540
Net investment income	201,642	194,823	398,695	386,419
Realized investment gains	4,005	2,613	4,298	2,732
Other income	382	691	803	1,360
Total revenue	991,884	950,611	1,969,511	1,885,051
Benefits and expenses:
Life policyholder benefits	369,342	347,364	732,202	687,065
Health policyholder benefits	153,261	151,198	306,036	299,227
Other policyholder benefits	8,882	9,754	18,220	19,799
Total policyholder benefits	531,485	508,316	1,056,458	1,006,091
Amortization of deferred acquisition costs	117,245	111,738	236,051	222,398
Commissions, premium taxes, and non-deferred acquisition costs	62,854	59,132	124,456	116,237
Other operating expense	57,846	55,588	115,275	110,951
Interest expense	23,110	19,114	42,479	38,174
Total benefits and expenses	792,540	753,888	1,574,719	1,493,851

Income before income taxes	199,344	196,723	394,792	391,200
Income taxes	(60,050)	(64,196)	(121,924)	(127,895)
Income from continuing operations	139,294	132,527	272,868	263,305

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(865)	(5,417)	(10,406)	(14,547)
Net income	$138,429	$127,110	$262,462	$248,758

Basic net income per share:
Continuing operations	$1.16	$1.05	$2.26	$2.08
Discontinued operations	(0.01)	(0.04)	(0.09)	(0.11)
Total basic net income per common share	$1.15	$1.01	$2.17	$1.97

Diluted net income per share:
Continuing operations	$1.13	$1.04	$2.22	$2.06
Discontinued operations	—	(0.04)	(0.09)	(0.12)
Total diluted net income per common share	$1.13	$1.00	$2.13	$1.94

Dividends declared per common share	$0.14	$0.14	$0.28	$0.27
(1) Due to the adoption of ASU 2016-09, certain balances related to excess tax benefits from stock compensation were adjusted prospectively as described in Note 2—New Accounting Standards.
(2) Certain prior year balances were adjusted to give effect to discontinued operations as described in Note 5—Discontinued Operations.
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$138,429	$127,110	$262,462	$248,758

Other comprehensive income (loss):

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	695,984	(935,288)	1,161,141	(668,706)
Reclassification adjustment for (gains) losses on securities included in net income	(3,983)	(1,479)	(4,296)	(1,598)
Reclassification adjustment for amortization of (discount) and premium	(1,204)	(1,599)	(2,568)	(3,271)
Foreign exchange adjustment on securities recorded at fair value	593	1,295	1,048	(1,263)
Unrealized gains (losses) on securities	691,390	(937,071)	1,155,325	(674,838)
Unrealized gains (losses) on other investments	1,225	(3,470)	1,883	(2,327)
Total unrealized investment gains (losses)	692,615	(940,541)	1,157,208	(677,165)
Less applicable (taxes) benefits	(242,401)	328,996	(404,990)	236,865
Unrealized investment gains (losses), net of tax	450,214	(611,545)	752,218	(440,300)

Unrealized gains (losses) attributable to deferred acquisition costs	(2,681)	2,953	(5,450)	3,605
Less applicable (taxes) benefits	938	(1,034)	1,907	(1,262)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(1,743)	1,919	(3,543)	2,343

Foreign exchange translation adjustments, other than securities	5,382	(4,845)	7,142	(13,536)
Less applicable (taxes) benefits	(1,898)	1,774	(2,438)	4,503
Foreign exchange translation adjustments, other than securities, net of tax	3,484	(3,071)	4,704	(9,033)

Pension adjustments	2,656	3,653	5,894	7,472
Less applicable (taxes) benefits	(929)	(1,278)	(2,063)	(2,615)
Pension adjustments, net of tax	1,727	2,375	3,831	4,857

Other comprehensive income (loss)	453,682	(610,322)	757,210	(442,133)
Comprehensive income (loss)	$592,111	$(483,212)	$1,019,672	$(193,375)
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2015	$—	$134,218	$457,613	$997,452	$3,376,846	$(268,663)	$4,697,466
Other Comprehensive income (loss)				(442,133)	248,758		(193,375)
Common dividends declared ($0.27 per share)					(34,004)		(34,004)
Acquisition of treasury stock						(211,567)	(211,567)
Stock-based compensation			8,189		(2,132)	8,983	15,040
Exercise of stock options			10,989		(20,753)	42,260	32,496
Balance at June 30, 2015	$—	$134,218	$476,791	$555,319	$3,568,715	$(428,987)	$4,306,056

Balance at January 1, 2016	$—	$130,218	$482,284	$231,947	$3,614,369	$(403,266)	$4,055,552
Other Comprehensive income (loss)				757,210	262,462		1,019,672
Common dividends declared ($0.28 per share)					(33,766)		(33,766)
Acquisition of treasury stock						(202,975)	(202,975)
Stock-based compensation			7,442		(2,224)	8,771	13,989
Exercise of stock options					(23,175)	48,461	25,286
Balance at June 30, 2016	$—	$130,218	$489,726	$989,157	$3,817,666	$(549,009)	$4,877,758

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash provided from operating activities	$604,935	$454,121

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	51,299	14,287
Fixed maturities available for sale—matured, called, and repaid	92,475	213,989
Other long-term investments	1,394	431
Total long-term investments sold or matured	145,168	228,707
Acquisition of investments:
Fixed maturities—available for sale	(651,267)	(541,875)
Other long-term investments	(21,762)	(1,886)
Total investments acquired	(673,029)	(543,761)
Net (increase) in policy loans	(9,093)	(7,844)
Net (increase) decrease in short-term investments	6,185	(12,813)
Net change in payable or receivable for securities	(711)	4,980
Additions to property and equipment	(6,740)	(13,949)
Investment in low-income housing interests	(9,260)	(11,954)
Cash from (used for) investing activities	(547,480)	(356,634)

Cash provided from (used for) financing activities:
Issuance of common stock	25,286	21,507
Cash dividends paid to shareholders	(33,478)	(33,306)
Repayment of 6.375% Notes	(250,000)	—
Issuance of Term Loan	100,000	—
Issuance of 6.125% Junior Subordinated Debentures	300,000	—
Issue expenses of debt offering	(9,638)	—
Net borrowing (repayment) of commercial paper	45,010	148,970
Excess tax benefit from stock option exercises(1)	—	10,989
Acquisition of treasury stock	(202,975)	(211,567)
Net receipts (payments) from deposit-type product	(38,193)	(42,815)
Cash provided from (used for) financing activities	(63,988)	(106,222)

Effect of foreign exchange rate changes on cash	(5,172)	5,565
Net increase (decrease) in cash	(11,705)	(3,170)
Cash at beginning of year	61,383	66,019
Cash at end of period	$49,678	$62,849
(1) Due to the prospective adoption of ASU 2016-09, the excess tax benefits from stock option exercises of $7 million at June 30, 2016 were presented as a component of operating activities in the same manner as other cash flows related to income taxes. The 2015 balance of $11 million, under the previous guidance, remains in the financing activities section. See further discussion at Note 2—New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies
Basis of Presentation: The accompanying condensed consolidated financial statements of Torchmark Corporation (Torchmark or alternatively, the Company) have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2016, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2016 and 2015. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 26, 2016.
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
ASU 2016-09: In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) to simplify certain aspects of accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification in the statement of cash flows; and (c) accounting for forfeitures. Torchmark elected to early adopt this standard as of January 1, 2016, as permitted. This new accounting standard primarily affects Torchmark's computations of net income and diluted shares outstanding and thus earnings per share.

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

Below is a listing of the effects of the adoption of this guidance:

•
Condensed consolidated statement of operations: For the three months ended June 30, 2016, the Company recorded $5 million in excess tax benefits as a component of income taxes, which resulted in an increase in net income as compared with the three months ended June 30, 2015 when the excess tax benefits of $6 million were recorded as a component of additional paid-in capital on the balance sheet. For the six months ended June 30, 2016, the Company recorded $7 million in excess tax benefits as a component of income taxes as compared with $11 million recorded as a component of additional paid-in-capital on the balance sheet for the same period in the prior year.

•
Weighted average diluted shares: The weighted average diluted shares outstanding were adjusted to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation. This change resulted in diluted weighted average shares outstanding of 122.7 million for the quarter ended June 30, 2016, as compared with 121.9 million under the previous guidance. For the six months ended June 30, 2016, the weighted average diluted shares outstanding were 123.0 million as compared with 122.3 million under the previous guidance.

•	Earnings per share: The adoption resulted in a $0.03 increase in earnings per share for the three months ended June 30, 2016 and a $0.04 increase for the six months ended June 30, 2016.

•
Condensed consolidated statement of cash flows: The excess tax benefits related to share-based payments of $7 million were presented as a component of operating activities in the same manner as other cash flows

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
ASU 2016-13: In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments as well as to change the loss impairment methodology for available-for-sale debt securities. The standard will become effective on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition. The Company does not expect the adoption to have a significant impact on the financial statements.

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2016 and 2015.
Components of Accumulated Other Comprehensive Income

	Three Months Ended June 30, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2016	$634,337	$(6,915)	$4,847	$(96,794)	$535,475
Other comprehensive income (loss) before reclassifications, net of tax	453,586	(1,743)	3,484	69	455,396
Reclassifications, net of tax	(3,372)	—	—	1,658	(1,714)
Other comprehensive income (loss)	450,214	(1,743)	3,484	1,727	453,682
Balance at June 30, 2016	$1,084,551	$(8,658)	$8,331	$(95,067)	$989,157

	Three Months Ended June 30, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2015	$1,261,518	$(10,334)	$11,424	$(96,967)	$1,165,641
Other comprehensive income (loss) before reclassifications, net of tax	(609,544)	1,919	(3,071)	—	(610,696)
Reclassifications, net of tax	(2,001)	—	—	2,375	374
Other comprehensive income (loss)	(611,545)	1,919	(3,071)	2,375	(610,322)
Balance at June 30, 2015	$649,973	$(8,415)	$8,353	$(94,592)	$555,319

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Components of Accumulated Other Comprehensive Income

	Six Months Ended June 30, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2016	$332,333	$(5,115)	$3,627	$(98,898)	$231,947
Other comprehensive income (loss) before reclassifications, net of tax	756,680	(3,543)	4,704	514	758,355
Reclassifications, net of tax	(4,462)	—	—	3,317	(1,145)
Other comprehensive income (loss)	752,218	(3,543)	4,704	3,831	757,210
Balance at June 30, 2016	$1,084,551	$(8,658)	$8,331	$(95,067)	$989,157

	Six Months Ended June 30, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2015	$1,090,273	$(10,758)	$17,386	$(99,449)	$997,452
Other comprehensive income (loss) before reclassifications, net of tax	(437,135)	2,343	(9,033)	117	(443,708)
Reclassifications, net of tax	(3,165)	—	—	4,740	1,575
Other comprehensive income (loss)	(440,300)	2,343	(9,033)	4,857	(442,133)
Balance at June 30, 2015	$649,973	$(8,415)	$8,353	$(94,592)	$555,319

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2016 and 2015.
Reclassification Adjustments

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statement of Operations
	2016	2015	2016	2015
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(3,983)	$(1,479)	$(4,296)	$(1,598)	Realized investment gains (losses)
Amortization of (discount) premium	(1,204)	(1,599)	(2,568)	(3,271)	Net investment income
Total before tax	(5,187)	(3,078)	(6,864)	(4,869)
Tax	1,815	1,077	2,402	1,704	Income Taxes
Total after tax	(3,372)	(2,001)	(4,462)	(3,165)
Pension adjustments:
Amortization of prior service cost	120	82	240	163	Other operating expenses
Amortization of actuarial gain (loss)	2,431	3,571	4,863	7,128	Other operating expenses
Total before tax	2,551	3,653	5,103	7,291
Tax	(893)	(1,278)	(1,786)	(2,551)	Income Taxes
Total after tax	1,658	2,375	3,317	4,740
Total reclassifications (after tax)	$(1,714)	$374	$(1,145)	$1,575

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments
Portfolio Composition:
A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at June 30, 2016 is as follows:
Portfolio Composition as of June 30, 2016

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$380,528	$33,040	$(432)	$413,136	3
States, municipalities, and political subdivisions	1,277,303	184,320	(199)	1,461,424	10
Foreign governments	22,468	2,773	—	25,241	—
Corporates, by sector:
Financial	2,800,108	388,055	(48,336)	3,139,827	20
Utilities	1,950,172	377,501	(7,370)	2,320,303	15
Energy	1,566,871	114,956	(83,315)	1,598,512	10
Other corporate sectors	5,250,898	701,948	(55,123)	5,897,723	39
Total corporates	11,568,049	1,582,460	(194,144)	12,956,365	84
Collateralized debt obligations	62,174	13,617	(11,728)	64,063	—
Other asset-backed securities	56,914	1,989	—	58,903	—
Redeemable preferred stocks, by sector:
Financial	382,195	52,900	(4,754)	430,341	3
Utilities	28,623	1,994	—	30,617	—
Total redeemable preferred stocks	410,818	54,894	(4,754)	460,958	3
Total fixed maturities	$13,778,254	$1,873,093	$(211,257)	$15,440,090	100
(1) Amounts reported on the balance sheet.
(2) At fair value.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2016 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$48,012	$48,366
Due from one to five years	612,267	666,057
Due from five to ten years	1,047,056	1,175,885
Due from ten to twenty years	4,027,521	4,622,554
Due after twenty years	7,922,723	8,802,523
Mortgage-backed and asset-backed securities	120,675	124,705
	$13,778,254	$15,440,090
Selected information about sales of fixed maturities available for sale is as follows.

Six Months Ended June 30,
	2016	2015
Proceeds from sales	$51,299	$14,287
Gross realized gains	3,556	82
Gross realized losses	(214)	(104)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Fair Value Measurements:
The following table represents the fair value of fixed maturities available for sale measured on a recurring basis.

Fair Value Measurements at June 30, 2016 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$18	$413,118	$—	$413,136
States, municipalities, and political subdivisions	—	1,461,424	—	1,461,424
Foreign governments	—	25,241	—	25,241
Corporates, by sector:
Financial	—	3,076,036	63,791	3,139,827
Utilities	12,008	2,168,991	139,304	2,320,303
Energy	—	1,569,212	29,300	1,598,512
Other corporate sectors	—	5,560,953	336,770	5,897,723
Total corporates	12,008	12,375,192	569,165	12,956,365
Collateralized debt obligations	—	—	64,063	64,063
Other asset-backed securities	—	58,903	—	58,903
Redeemable preferred stocks, by sector:
Financial	10,168	420,173	—	430,341
Utilities	—	30,617	—	30,617
Total redeemable preferred stocks	10,168	450,790	—	460,958
Total fixed maturities	$22,194	$14,784,668	$633,228	$15,440,090
Percent of total	0.1%	95.8%	4.1%	100%

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Six Months Ended June 30, 2016
	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2016	$70,382	$530,806	$601,188
Total gains or losses:
Included in realized gains/losses	—	—	—
Included in other comprehensive income	(4,831)	24,291	19,460
Acquisitions	—	15,800	15,800
Sales	—	—	—
Amortization	2,639	8	2,647
Other(2)	(4,127)	(1,740)	(5,867)
Transfers in and/or out of Level 3(3)	—	—	—
Balance at June 30, 2016	$64,063	$569,165	$633,228
Percent of total fixed maturities	0.4%	3.7%	4.1%

	Six Months Ended June 30, 2015
	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2015	$63,232	$512,714	$575,946
Total gains or losses:
Included in realized gains/losses	—	—	—
Included in other comprehensive income	13,531	(8,426)	5,105
Acquisitions	—	19,400	19,400
Sales	—	—	—
Amortization	2,810	7	2,817
Other(2)	(5,905)	(1,666)	(7,571)
Transfers in and/or out of Level 3(3)	—	—	—
Balance at June 30, 2015	$73,668	$522,029	$595,697
Percent of total fixed maturities	0.5%	3.7%	4.2%
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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Other-Than-Temporary Impairments:

Based on the Company's evaluation of its fixed maturities available for sale in an unrealized loss position in accordance with the other-than-temporary impairment (OTTI) policy, the Company concluded that there were no other-than-temporary impairments during the three or six month periods ended June 30, 2016 and 2015, respectively.

As of quarter end, previously written down securities remaining in the portfolio were carried at a fair value of $56 million, or less than 1% of the fair value of the fixed maturity available for sale portfolio. Torchmark is continuously monitoring the market conditions impacting its portfolio. Additionally, Torchmark has the ability and intent to hold these investments to recovery, and does not expect to be required to sell any of its securities.

Unrealized Loss Analysis:

The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of June 30, 2016	43	126	169
As of December 31, 2015	480	75	555

Torchmark’s entire fixed maturity portfolio consisted of 1,573 issues at June 30, 2016 and 1,565 issues at December 31, 2015. The weighted average quality rating of all unrealized loss positions as of June 30, 2016 was BB+.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale at June 30, 2016 for the period of time in a loss position. Torchmark considers these investments to be only temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At June 30, 2016

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment grade securities:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$39	$—	$1,543	$(432)	$1,582	$(432)
States, municipalities and political subdivisions	—	—	699	(9)	699	(9)
Corporates, by sector:
Financial	67,965	(6,462)	80,657	(4,848)	148,622	(11,310)
Utilities	—	—	101,395	(7,370)	101,395	(7,370)
Energy	141,343	(4,750)	336,085	(40,163)	477,428	(44,913)
Other corporate sectors	70,799	(3,130)	194,464	(11,226)	265,263	(14,356)
Total corporates	280,107	(14,342)	712,601	(63,607)	992,708	(77,949)
Redeemable preferred stocks, by sector:
Financial	3,995	(5)	—	—	3,995	(5)
Total redeemable preferred stocks	3,995	(5)	—	—	3,995	(5)
Total investment grade securities	284,141	(14,347)	714,843	(64,048)	998,984	(78,395)
Below investment grade securities:
Bonds:
States, municipalities and political subdivisions	—	—	363	(190)	363	(190)
Corporates, by sector:
Financial	—	—	68,751	(37,026)	68,751	(37,026)
Energy	22,465	(1,337)	98,134	(37,065)	120,599	(38,402)
Other corporate sectors	77,363	(11,922)	159,670	(28,845)	237,033	(40,767)
Total corporates	99,828	(13,259)	326,555	(102,936)	426,383	(116,195)
Collateralized debt obligations	—	—	8,272	(11,728)	8,272	(11,728)
Redeemable preferred stocks, by sector:
Financial	—	—	22,394	(4,749)	22,394	(4,749)
Total redeemable preferred stocks	—	—	22,394	(4,749)	22,394	(4,749)
Total below investment grade securities	99,828	(13,259)	357,584	(119,603)	457,412	(132,862)
Total fixed maturities	$383,969	$(27,606)	$1,072,427	$(183,651)	$1,456,396	$(211,257)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 5—Discontinued Operations

At December 31, 2015, Torchmark met the criteria to account for its Medicare Part D Prescription Drug Plan business as a discontinued operation. Historically, the business was a reportable segment. Subsequent to the end of the quarter and effective July 1, 2016, Torchmark entered into an agreement to sell its Medicare Part D Prescription Drug Plan business to SilverScript Insurance Company, a subsidiary of CVS Health Corporation (collectively, the "Buyer"). Management believes this sale will allow the Company to better focus on its core protection life and health insurance businesses, and provide additional capital.

The initial purchase price was based on the number of enrollees as of the end of the second quarter and will be adjusted based on the number of enrollees as of January 1, 2017 as determined by Center for Medicare Services (CMS) in March 2017. The net proceeds from the sale, including selling costs, are expected to approximate the $17 million of deferred acquisition costs related to the Medicare Part D business as of June 30, 2016. Accordingly, the net impact of the sale on Torchmark’s financial statements is expected to be insignificant.

Torchmark will retain certain assets and liabilities related to the Medicare Part D business including all corresponding profits or losses for the 2016 plan year. The Buyer will assume the rights and obligations related to the business for all subsequent plan years. To ensure an orderly transition, Torchmark will administer the plans for the remainder of 2016, and the Buyer will be responsible for administration of the plans beginning in 2017. The remaining assets and liabilities reflected on the Torchmark balance sheet related to discontinued operations are receivables and payables that are expected to be settled in the ordinary course of business during 2016 and 2017.

At June 30, 2016, Torchmark recorded the business as a discontinued operation. The net assets related to discontinued operations at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Assets:
Due premiums	$8,107	$8,041
Risk sharing receivable	301	—
Other receivables(1)	225,708	287,765
Deferred acquisition costs	16,684	17,037
Total assets related to discontinued operations	250,800	312,843

Liabilities:
Unearned and advance premiums	3,150	806
Policy claims and other benefits payable	12,751	12,309
Risk sharing payable	23,536	23,837
Current and deferred income taxes payable	18,155	13,604
Other	2,801	479
Total liabilities related to discontinued operations	60,393	51,035

Net assets	$190,407	$261,808
(1) At June 30, 2016, receivables included $201 million from Centers for Medicare and Medicaid Services (CMS) and $25 million from drug manufacturer rebates. At December 31, 2015, the comparable amounts were $193 million and $95 million, respectively.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 5—Discontinued Operations (continued)

Income from discontinued operations for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Health premium	$56,774	$83,083	$111,473	$171,175

Benefits and expenses:
Health policyholder benefits	51,871	83,977	113,352	178,099
Amortization of deferred acquisition costs	932	1,166	1,940	1,769
Commissions, premium taxes, and non-deferred acquisition expenses	3,792	4,886	8,901	11,049
Other operating expense	1,510	1,389	3,290	2,638
Total benefits and expenses	58,105	91,418	127,483	193,555

Income (loss) before income taxes for discontinued operations	(1,331)	(8,335)	(16,010)	(22,380)
Income taxes	466	2,918	5,604	7,833
Income (loss) from discontinued operations	$(865)	$(5,417)	$(10,406)	$(14,547)

Operating cash flows of the discontinued operations for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
Net cash provided from (used for) discontinued operations	$60,995	$(86,112)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 6—Income Taxes

The effective income tax differed from the expected 35% rate as shown below:

	Three Months Ended June 30,
	2016	%	2015	%
Expected income taxes	$69,770	35.0	$68,853	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(4,829)	(2.4)	(4,724)	(2.4)
Share-based awards	(4,194)	(2.2)	—	—
Other	(697)	(0.4)	67	—
Income tax expense from continuing operations	$60,050	30.0	$64,196	32.6

	Six Months Ended June 30,
	2016	%	2015	%
Expected income taxes	$138,177	35.0	$136,920	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(9,657)	(2.4)	(9,447)	(2.4)
Share-based awards	(6,166)	(1.6)	—	—
Other	(430)	(0.1)	422	0.1
Income tax expense from continuing operations	$121,924	30.9	$127,895	32.7

The effective income tax rates for the three and six months ended June 30, 2016 differed from the effective income tax rates for the same periods ended June 30, 2015 primarily as a result of the Company adopting ASU 2016-09 as of January 1, 2016. As a result of the adoption, the excess tax benefits related to share-based awards are now recorded through income tax expense rather than additional paid-in capital. See Note 2—New Accounting Standards for further discussion.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 7—Debt Transactions

Issuance of long term debt. On April 5, 2016, Torchmark completed the issuance and sale of $300 million in aggregate principal of Torchmark’s 6.125% Junior Subordinated Debentures due 2056. The debentures were sold pursuant to Torchmark’s shelf registration statement on Form S-3, filed September 25, 2015. The net proceeds from the sale of the debentures were $290 million, after giving effect to the underwriting discount and estimated expenses of the offering of the debentures. Torchmark used the net proceeds from the offering of the debentures to repay the $250 million outstanding principal, plus accrued interest of $8 million, on the 6.375% Senior Notes that were due June 15, 2016. The remaining proceeds will be used for general corporate purposes, including capital or other financing at our insurance subsidiaries, if necessary.

Term loan agreement. On May 17, 2016, Torchmark amended its credit facility to include, as a part of the facility, the issuance of a $100 million term loan and to extend the maturity date of the entire credit facility to May 2021. The term loan will be repaid on a redemption schedule which provides for quarterly installments that escalate each annual period with a balloon payment of $75 million due in May 2021. Interest is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, Torchmark is subject to certain covenants regarding capitalization. As of June 30, 2016, the Company was in full compliance with these covenants.

Note 8—Postretirement Benefit Plans
The following tables present a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$3,894	$3,991	$—	$—
Interest cost	5,432	5,004	212	204
Expected return on assets	(5,782)	(5,323)	—	—
Amortization:
Prior service cost	120	82	—	—
Actuarial (gain) loss	2,423	3,534	8	37
Direct recognition of expense	—	—	20	151
Net periodic benefit cost	$6,087	$7,288	$240	$392

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$7,788	$7,981	$—	$—
Interest cost	10,864	10,006	424	407
Expected return on assets	(11,564)	(10,646)	—	—
Amortization:
Prior service cost	240	163	—	—
Actuarial (gain)/loss	4,847	7,068	16	60
Direct recognition of expense	—	—	54	327
Net periodic benefit cost	$12,175	$14,572	$494	$794

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits (continued)

The following table presents assets at fair value for the defined-benefit pension plans at June 30, 2016 and the prior-year end.
Pension Assets by Component

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Corporate debt	$156,603	48	$146,381	47
Other fixed maturities	281	—	270	—
Equity securities	124,419	38	123,428	40
Short-term investments	22,540	7	15,593	5
Guaranteed annuity contract	17,313	5	17,082	6
Other	5,593	2	4,842	2
Total	$326,749	100	$307,596	100
The liability for the funded defined-benefit pension plans was $412 million at June 30, 2016 and $406 million at December 31, 2015. During the six months ended June 30, 2016, the Company made $12 million in cash contributions to the qualified pension plans. Torchmark expects to make total cash contributions to these plans during 2016 in an amount not to exceed $20 million. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies, as well as investments deposited with an unaffiliated trustee, were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At June 30, 2016, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $84 million, compared with $79 million at year end 2015. Since this plan is non-qualified, the values of the insurance policies and investments are recorded as Other assets in the Condensed Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the non-qualified pension plan was $69 million at June 30, 2016 and $67 million at December 31, 2015.

Note 9—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	120,479,938	125,816,943	120,980,372	126,465,420
Weighted average dilutive options outstanding	2,267,910	1,622,698	2,055,407	1,553,309
Diluted weighted average shares outstanding	122,747,848	127,439,641	123,035,779	128,018,729
Antidilutive shares	—	—	18,158	—

As discussed earlier in Note 2—New Accounting Standards, the Company adopted ASU 2016-09 on January 1, 2016. The adoption resulted in an adjustment to the weighted average diluted shares outstanding to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation. This change has been applied prospectively and resulted in diluted weighted average shares outstanding of 122.7 million for the quarter ended June 30, 2016, as compared with 121.9 million under the previous guidance. For the six months ended June 30, 2016, the diluted weighted average shares outstanding were 123.0 million as compared with 122.3 million under the previous guidance.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments
Torchmark's reportable segments are based on the insurance product lines it markets and administers: life insurance, health insurance, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. Torchmark's chief operating decision makers evaluate the overall performance of the operations of the Company in accordance with these segments.
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

As noted, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. Dispositions of investments occur from time to time, generally for reasons such as credit concerns, calls by issuers, or other factors.

Dispositions are sometimes required in order to maintain the Company’s investment policies and objectives. Investments are also occasionally written down as a result of other-than-temporary impairment, as discussed in Note 4—Investments. Torchmark does not actively trade investments. As a result, realized gains and losses from the disposition and write down of investments are generally incidental to operations and are not considered a material factor in insurance pricing or product profitability. While from time to time these realized gains and losses could be significant to net income in the period in which they occur, they generally have a limited effect on the yield of the total investment portfolio. Further, because the proceeds of the disposals are reinvested in the portfolio, the disposals have little effect on the size of the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.
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

Reconciliation of Segment Operating Information to the Consolidated Statement of Operations

	Three Months Ended June 30, 2016
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$548,590	$237,252	$13					$785,855
Net investment income				$201,642				201,642
Other income					$422	$(40)	(2)	382
Total revenue	548,590	237,252	13	201,642	422	(40)		987,879
Expenses:
Policy benefits	369,342	153,261	8,882					531,485
Required interest on reserves	(143,625)	(18,251)	(12,506)	174,382				—
Required interest on DAC	44,476	5,766	205	(50,447)				—
Amortization of acquisition costs	93,663	22,102	1,480					117,245
Commissions, premium taxes, and non-deferred acquisition costs	41,130	21,753	11			(40)	(2)	62,854
Insurance administrative expense (1)					48,413			48,413
Parent expense					2,379			2,379
Stock compensation expense					7,054			7,054
Interest expense				23,110				23,110
Total expenses	404,986	184,631	(1,928)	147,045	57,846	(40)		792,540
Subtotal	143,604	52,621	1,941	54,597	(57,424)	—		195,339
Nonoperating items						—		—
Measure of segment profitability (pretax)	$143,604	$52,621	$1,941	$54,597	$(57,424)	$—		195,339
Deduct applicable income taxes								(58,649)
Segment profits after tax								136,690
Add back income taxes applicable to segment profitability								58,649
Add (deduct) realized investment gains (losses)								4,005
Pretax income per Consolidated Statements of Operations								$199,344

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

	Three Months Ended June 30, 2015 (3)
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$520,038	$232,409	$37					$752,484
Net investment income				$194,823				194,823
Other income					$742	$(51)	(2)	691
Total revenue	520,038	232,409	37	194,823	742	(51)		947,998
Expenses:
Policy benefits	347,364	151,198	9,754					508,316
Required interest on reserves	(137,430)	(17,151)	(13,387)	167,968				—
Required interest on DAC	43,139	5,690	294	(49,123)				—
Amortization of acquisition costs	88,737	20,740	2,261					111,738
Commissions, premium taxes, and non-deferred acquisition costs	38,851	20,320	12			(51)	(2)	59,132
Insurance administrative expense (1)					45,474			45,474
Parent expense					2,312			2,312
Stock compensation expense					7,802			7,802
Interest expense				19,114				19,114
Total expenses	380,661	180,797	(1,066)	137,959	55,588	(51)		753,888
Subtotal	139,377	51,612	1,103	56,864	(54,846)	—		194,110
Nonoperating items						—		—
Measure of segment profitability (pretax)	$139,377	$51,612	$1,103	$56,864	$(54,846)	$—		194,110
Deduct applicable income taxes								(63,282)
Segment profits after tax								130,828
Add back income taxes applicable to segment profitability								63,282
Add (deduct) realized investment gains (losses)								2,613
Pretax income per Consolidated Statements of Operations								$196,723

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Certain prior year balances were adjusted to give effect to discontinued operations as described in Note 5—Discontinued Operations.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

	Six Months Ended June 30, 2016
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,092,741	$472,949	$25					$1,565,715
Net investment income				$398,695				398,695
Other income					$887	$(84)	(2)	803
Total revenue	1,092,741	472,949	25	398,695	887	(84)		1,965,213
Expenses:
Policy benefits	732,202	306,036	18,220					1,056,458
Required interest on reserves	(285,636)	(36,327)	(25,598)	347,561				—
Required interest on DAC	88,678	11,508	429	(100,615)				—
Amortization of acquisition costs	188,202	44,467	3,382					236,051
Commissions, premium taxes, and non-deferred acquisition costs	81,391	43,129	20			(84)	(2)	124,456
Insurance administrative expense (1)					96,881			96,881
Parent expense					4,405			4,405
Stock compensation expense					13,989			13,989
Interest expense				42,479				42,479
Total expenses	804,837	368,813	(3,547)	289,425	115,275	(84)		1,574,719
Subtotal	287,904	104,136	3,572	109,270	(114,388)	—		390,494
Nonoperating items						—		—
Measure of segment profitability (pretax)	$287,904	$104,136	$3,572	$109,270	$(114,388)	$—		390,494
Deduct applicable income taxes								(120,420)
Segment profits after tax								270,074
Add back income taxes applicable to segment profitability								120,420
Add (deduct) realized investment gains (losses)								4,298
Pretax income per Consolidated Statements of Operations								$394,792

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

	Six Months Ended June 30, 2015 (3)
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,033,380	$461,082	$78					$1,494,540
Net investment income				$386,419				386,419
Other income					$1,464	$(104)	(2)	1,360
Total revenue	1,033,380	461,082	78	386,419	1,464	(104)		1,882,319
Expenses:
Policy benefits	687,065	299,227	19,799					1,006,091
Required interest on reserves	(273,615)	(34,034)	(26,756)	334,405				—
Required interest on DAC	85,985	11,358	607	(97,950)				—
Amortization of acquisition costs	177,265	40,924	4,209					222,398
Commissions, premium taxes, and non-deferred acquisition costs	75,900	40,418	23			(104)	(2)	116,237
Insurance administrative expense (1)					91,425			91,425
Parent expense					4,485			4,485
Stock compensation expense					15,041			15,041
Interest expense				38,174				38,174
Total expenses	752,600	357,893	(2,118)	274,629	110,951	(104)		1,493,851
Subtotal	280,780	103,189	2,196	111,790	(109,487)	—		388,468
Nonoperating items						—		—
Measure of segment profitability (pretax)	$280,780	$103,189	$2,196	$111,790	$(109,487)	$—		388,468
Deduct applicable income taxes								(126,939)
Segment profits after tax								261,529
Add back income taxes applicable to segment profitability								126,939
Add (deduct) realized investment gains (losses)								2,732
Pretax income per Consolidated Statements of Operations								$391,200

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Certain prior year balances were adjusted to give effect to discontinued operations as described in Note 5—Discontinued Operations.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.
Analysis of Profitability by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Life insurance underwriting margin	$143,604	$139,377	$287,904	$280,780
Health insurance underwriting margin	52,621	51,612	104,136	103,189
Annuity underwriting margin	1,941	1,103	3,572	2,196
Excess investment income	54,597	56,864	109,270	111,790
Other and corporate:
Other income	422	742	887	1,464
Administrative expense	(48,413)	(45,474)	(96,881)	(91,425)
Corporate and adjustments	(9,433)	(10,114)	(18,394)	(19,526)
Pre-tax total	195,339	194,110	390,494	388,468
Applicable taxes	(58,649)	(63,282)	(120,420)	(126,939)
After-tax total, before discontinued operations	136,690	130,828	270,074	261,529
Discontinued operations (after tax)(1)	(865)	(5,417)	(10,406)	(14,547)
After-tax total, after discontinued operations	135,825	125,411	259,668	246,982
Reconciling items, net of tax:
Realized gains (losses) - Investments	2,604	1,699	2,794	1,776
Net income	$138,429	$127,110	$262,462	$248,758

(1) Income (loss) from discontinued operations (after tax) is included for purpose of reconciling to net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note 10—Business Segments. The measures of profitability described in Note 10—Business Segments are useful in evaluating the performance of the segments and the marketing groups within each insurance segment because each of our distribution channels operates in a niche market. Insurance underwriting margin consists of premium less policy obligations, commissions and other acquisition expenses. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.
The tables in Note 10—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three month and six month periods ended June 30, 2016 and 2015. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.
A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2016 with the same period of 2015, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note 10—Business Segments.
Highlights, comparing the first six months of 2016 with the first six months of 2015. Net income per diluted common share increased 10% to $2.13 from $1.94. Included in net income in 2016 were after-tax realized investment gains of $3 million compared with gains of $2 million in 2015. Realized investment gains and losses are presented more fully under the caption Realized Gains and Losses in this report.
We use three statistical measures as indicators of future premium growth: “annualized premium in force", "net sales", and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve month period. Annualized premium in force is an indicator of potential growth in premium revenue. Net sales is defined as annualized premium issued, net of cancellations in the first thirty days after issue, except for Globe Life Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Annualized premium issued is the gross premium that would be received during the policies’ first year in force, assuming that none of the policies lapsed or terminated. Although lapses and terminations will occur, we believe that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.
Total premium income rose 5% in 2016 to $1.6 billion. Total net sales increased 1% to $279 million, when compared with the same period in 2015. First-year collected premium was $227 million for the 2016 period, compared with $228 million for the 2015 period.
Life insurance premium income grew 6% to $1.1 billion. Life net sales increased 1% to $213 million when compared with the same period in 2015. First-year collected life premium grew 6% during the first six months of 2016 to $159 million over the same period in 2015. Life underwriting margin as a percentage of premium was down to 26% as a result of higher than expected Globe Life Direct Response policy obligations, partially offset by lower than expected policy obligations at American Income and Liberty national. Underwriting income increased to $288 million for the first six months of 2016, compared with $281 million for the same period in 2015.
Health insurance premium income increased 3% to $473 million over the prior year total of $461 million. Health net sales rose 2% to $65 million for the six month period. First-year collected health premium fell 12% to $69 million as a result of a high level of group sales in the third and fourth quarters of 2014 that affected the 2015 first-year collected premium. Health margins were flat at 22%, with underwriting income of $104 million for the first six months of 2016.
Insurance administrative expenses were up 6.0% in 2016 when compared with the prior year period. The increase in administrative expenses is primarily due to investments in information technology that will standardize and streamline operations and enhance the customer experience.

Excess investment income is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs”. Excess investment income per diluted common share is an important measure to management; refer to the Excess Investment Income section for further details. It increased 2% in 2016 to $0.89 from $0.87, while the dollar amount of excess investment income decreased to $109 million. The increase in per share excess investment income resulted from share purchases over the period, as discussed later in this report. Net investment income rose $12 million or 3% to $399 million in 2016, below the 5% growth in our average investment portfolio at amortized cost. The decrease was primarily attributed to the lower interest rate environment. The average effective yield on the fixed maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.81% in the 2016 period from 5.86% in the prior period. Required interest rose 4% or $10 million to $247 million, in line with growth in average net policy liabilities. Financing costs increased 11% to $42 million. Please refer to the discussion under Capital Resources for more information on debt and interest expense.
In the first six months of 2016, we invested new money in our fixed-maturity portfolio at an effective annual yield on new investments of 4.87%, compared with 4.59% in the same period of 2015. New investments were made with an average rating of BBB+ and an average life to maturity of twenty-five years. Approximately 94% of the portfolio at amortized cost was investment grade at June 30, 2016. Cash and short-term investments were $98 million at that date, compared with $116 million at December 31, 2015.
The net unrealized gain position in our fixed-maturity portfolio grew from $506 million at December 31, 2015 to $1.7 billion during the first six months of 2016, primarily due to a decrease in Treasury rates during 2016. The fixed-maturity portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor are we a party to any derivative contracts, including credit default swaps. We do not participate in securities lending and we have no off-balance sheet investments.
We have an on-going share repurchase program which began in 1986 which is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 4, 2016. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent with excess cash flow. Excess cash flow is primarily made up of cash received from the insurance subsidiaries less dividends paid to shareholders and interest paid. See further discussion in the Capital Resources section below. Share purchases are also made with the proceeds from option exercises by current and former employees, in order to reduce dilution. The following chart summarizes share purchases for the six month periods ended June 30, 2016 and 2015.

Analysis of Share Purchases
(Amounts in thousands, except per share amounts)

	Six Months Ended June 30,
	2016			2015
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	2,940	$163,079	$55.46	3,209	$176,337	$54.96
Option exercise proceeds	685	39,896	58.27	640	35,230	55.04
Total	3,625	$202,975	$55.99	3,849	$211,567	$54.97
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first six months of 2016 with the first six months of 2015. Life insurance is our predominant segment, representing 70% of premium income and 73% of insurance underwriting margin in the first six months of 2016. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 6% to $1.1 billion. The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$446,643	41	$409,047	40	$37,596	9
Globe Life Direct Response	398,608	37	375,891	36	22,717	6
Liberty National Exclusive Agency	135,600	12	136,058	13	(458)	—
Other Agencies	111,890	10	112,384	11	(494)	—
Total Life Premium	$1,092,741	100	$1,033,380	100	$59,361	6
Net sales, defined earlier in this report as an indicator of new business production, increased 1% to $213 million. An analysis of life net sales by distribution channel is presented below.

Life Insurance Net Sales (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$105,601	50	$97,356	46	$8,245	8
Globe Life Direct Response	81,611	38	89,443	42	(7,832)	(9)
Liberty National Exclusive Agency	19,872	9	17,821	9	2,051	12
Other Agencies	6,415	3	7,179	3	(764)	(11)
Total Life Net Sales	$213,499	100	$211,799	100	$1,700	1
First-year collected life premium, defined earlier in this report, was $159 million in the 2016 period, rising 6%. First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$85,866	54	$76,028	51	$9,838	13
Globe Life Direct Response	52,345	33	54,266	36	(1,921)	(4)
Liberty National Exclusive Agency	14,350	9	13,696	9	654	5
Other Agencies	5,956	4	5,993	4	(37)	(1)
Total	$158,517	100	$149,983	100	$8,534	6

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help ensure sustainable growth. The life business of this agency is Torchmark’s highest margin life business and it is the largest contributor to life premium of any distribution channel at 41% of Torchmark’s total. This group produced premium income of $447 million, an increase of 9%. First-year collected premium was $86 million, an increase of 13%. Net sales rose 8% to $106 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income Agency's average agent count decreased 1% to 6,403 for the six months ended June 30, 2016 compared with 6,460 for the same period in 2015. The average agent count is based on the actual count at the end of each week during the period. Sales increased despite the decline in agent count due to increased agent productivity. The American Income Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, they have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency continues to provide more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for each individual’s level of experience and responsibility.
The Globe Life Direct Response Unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Globe Life Direct Response channel’s growth over the years has been fueled by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to the inbound call center. We continually introduce new initiatives in this unit in an attempt to increase response rates.
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
Globe Life Direct Response’s life premium income rose 6% to $399 million, representing 37% of Torchmark’s total life premium in the first six months of 2016. Net sales of $82 million for this group decreased 9%. The sales decline was expected as we reduced insert media circulation to eliminate less profitable segments. First-year collected premium decreased 4% to $52 million.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $136 million in both the 2016 and 2015 periods. First-year collected premium increased 5% to $14 million.
Net sales for the Liberty National Agency increased 12% to $20 million. This is the largest percentage increase of any of Torchmark's distributions channels. The Liberty average agent count increased 9% to 1,641 for the six months ended June 30, 2016 compared with 1,507 for the same period in 2015. We continue to execute our long term plan to grow this agency through expansion from small town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels primarily include independent agencies selling predominantly life insurance. The Other Agencies contributed $112 million of life premium income, or 10% of Torchmark’s total in the first six months of 2016, but contributed only 3% of net sales for the period.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,092,741	100	$1,033,380	100	$59,361	6
Net policy obligations	446,566	41	413,450	40	33,116	8
Commissions and acquisition expense	358,271	33	339,150	33	19,121	6
Insurance underwriting income before other income and administrative expense	$287,904	26	$280,780	27	$7,124	3
Life insurance underwriting income before insurance administrative expense was $288 million in the first six months of 2016, compared with $281 million for the same period in 2015. As a percentage of premium, underwriting margins declined to 26% from 27%. The decrease in underwriting margin as a percentage of premium was due to higher Globe Life Direct Response policy obligations, partially offset by lower than expected policy obligations at American Income and Liberty National. The higher than anticipated obligations in the Globe Life Direct Response Unit primarily relate to policies issued since 2011 where additional prescription information was used in the underwriting process for certain business in order to improve the overall mortality. To date, improvements in actual mortality have been less than expected, causing higher than expected net policy obligations. The lower obligations at American Income and Liberty National were attributed to lower claims.
Health insurance, comparing the first six months of 2016 with the first six months of 2015. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
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

Health premium increased 3% to $473 million in the 2016 period. Medicare Supplement premium increased 3% to $238 million, while other limited-benefit health premium increased 3% to $235 million.
Health net sales increased 2% to $65 million. Medicare Supplement net sales increased 1% to $25 million in 2016. Limited-benefit net sales increased 3% to $41 million. Health first-year collected premium fell 12% to $69 million as a result of a high level of group sales in the third and fourth quarters of 2014 that affected the 2015 first-year collected premium. Group sales can vary significantly from period to period.

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$6,535		$8,378		$(1,843)	(22)
Medicare Supplement	171,309		162,499		8,810	5
	177,844	38	170,877	37	6,967	4
Family Heritage Agency
Limited-benefit plans	115,928		108,429		7,499	7
Medicare Supplement	—		—		—	—
	115,928	24	108,429	23	7,499	7
Liberty National Exclusive Agency
Limited-benefit plans	70,962		72,134		(1,172)	(2)
Medicare Supplement	31,446		34,536		(3,090)	(9)
	102,408	22	106,670	23	(4,262)	(4)
American Income Exclusive Agency
Limited-benefit plans	41,017		39,549		1,468	4
Medicare Supplement	168		204		(36)	(18)
	41,185	9	39,753	9	1,432	4
Direct Response
Limited-benefit plans	354		505		(151)	(30)
Medicare Supplement	35,230		34,848		382	1
	35,584	7	35,353	8	231	1
Total Health Premium
Limited-benefit plans	234,796	50	228,995	50	5,801	3
Medicare Supplement	238,153	50	232,087	50	6,066	3
Total	$472,949	100	$461,082	100	$11,867	3

Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$334		$395		$(61)	(15)
Medicare Supplement	22,059		21,648		411	2
	22,393	34	22,043	35	350	2
Family Heritage Agency
Limited-benefit plans	24,176		25,077		(901)	(4)
Medicare Supplement	—		—		—	—
	24,176	37	25,077	39	(901)	(4)
Liberty National Exclusive Agency
Limited-benefit plans	9,841		8,474		1,367	16
Medicare Supplement	4		40		(36)	(90)
	9,845	15	8,514	13	1,331	16
American Income Exclusive Agency
Limited-benefit plans	6,187		5,490		697	13
Medicare Supplement	—		—		—	—
	6,187	10	5,490	9	697	13
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	2,456		2,633		(177)	(7)
	2,456	4	2,633	4	(177)	(7)
Total Net Sales
Limited-benefit plans	40,538	62	39,436	62	1,102	3
Medicare Supplement	24,519	38	24,321	38	198	1
Total	$65,057	100	$63,757	100	$1,300	2

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$309		$339		$(30)	(9)
Medicare Supplement	32,006		35,303		(3,297)	(9)
	32,315	47	35,642	46	(3,327)	(9)
Family Heritage Agency
Limited-benefit plans	20,091		19,286		805	4
Medicare Supplement	—		—		—	—
	20,091	29	19,286	25	805	4
Liberty National Exclusive Agency
Limited-benefit plans	7,850		7,344		506	7
Medicare Supplement	1		110		(109)	(99)
	7,851	12	7,454	9	397	5
American Income Exclusive Agency
Limited-benefit plans	6,416		5,437		979	18
Medicare Supplement	—		—		—	—
	6,416	9	5,437	7	979	18
Direct Response
Limited-benefit plans	—		1		(1)	(100)
Medicare Supplement	2,099		10,323		(8,224)	(80)
	2,099	3	10,324	13	(8,225)	(80)
Total First-Year Collected Premium
Limited-benefit plans	34,666	50	32,407	41	2,259	7
Medicare Supplement	34,106	50	45,736	59	(11,630)	(25)
Total	$68,772	100	$78,143	100	$(9,371)	(12)

A discussion of health operations by distribution channel follows:
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $178 million, representing 38% of Torchmark’s total health premium. Net sales were $22 million, or 34% of Torchmark’s health sales. This agency primarily produces Medicare Supplement insurance, with Medicare Supplement premium income of $171 million. The UA Independent Agency represents approximately 72% of all Torchmark Medicare Supplement premium and 90% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 5%. Total health premium increased 4%. Net sales of the Medicare Supplement product increased 2% in 2016; individual sales were up 7%, but group sales declined 11%. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and continuing incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $24 million in net sales in the six months of 2016, compared with $25 million for the same period in 2015, a decrease of 4%. Health premium income was $116 million for the six month period of 2016, representing 24% of Torchmark’s health premium compared with $108 million or 23% of health premium in the prior year period. The average agent count was 880 for the six months ended June 30, 2016 compared with 872 for the same period in 2015, an increase of 1%.
The Liberty National Exclusive Agency represented 22% of all Torchmark health premium income at $102 million in the six months of 2016. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2016, health premium income in the Liberty Agency declined $4 million to $102 million from prior year premium. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in the 2016 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $2 million of Medicare Supplement net sales in 2016.

The following table presents underwriting margin data for health insurance.
Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$472,949	100	$461,082	100	$11,867	3
Net policy obligations	269,709	57	265,193	58	4,516	2
Commissions and acquisition expense	99,104	21	92,700	20	6,404	7
Insurance underwriting income before other income and administrative expense	$104,136	22	$103,189	22	$947	1
Underwriting income for health insurance totaled $104 million in 2016, an increase of 1% when compared with the same period in 2015. As a percentage of health premium, underwriting margins were flat for the six months ended June 30, 2016 at 22% when compared with the same period in 2015.
Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first six months of 2016 with the first six months of 2015. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.
Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2016		2015
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$44,437	2.8	$43,033	2.9
Other employee costs	14,838	0.9	15,519	1.1
Information technology costs	11,854	0.8	7,985	0.5
Legal costs	4,471	0.3	3,556	0.2
Other administrative costs	21,281	1.4	21,332	1.4
Total insurance administrative expenses	96,881	6.2	91,425	6.1

Parent company expense	4,405		4,485
Stock compensation expense	13,989		15,041
Total operating expenses, per Condensed Consolidated Statements of Operations	$115,275		$110,951

Insurance administrative expenses:
Increase (decrease) over prior year	6.0%		4.9%
Total operating expenses:
Increase (decrease) over prior year	3.9%		—%
Insurance administrative expenses were up 6.0% in 2016 when compared with the prior year period. As a percentage of total premium, insurance administrative expenses were 6.2% in 2016, up from 6.1% during the same period last year. Total operating expenses increased 3.9%. The increase in administrative expenses is primarily due to investments in information technology that will standardize and streamline operations and enhance the customer experience. The decline in stock compensation expense was primarily due to lower expense associated with equity awards.
Investments (excess investment income), comparing the first six months of 2016 with the first six months of 2015. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 10—Business Segments in the Notes to the Condensed Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.6 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per diluted common share of $15.20) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.
Excess Investment Income
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Net investment income	$398,695	$386,419	$12,276	3
Interest on net insurance policy liabilities:
Interest on reserves	(347,561)	(334,405)	(13,156)	4
Interest on deferred acquisition costs	100,615	97,950	2,665	3
Net required interest	(246,946)	(236,455)	(10,491)	4
Financing costs	(42,479)	(38,174)	(4,305)	11
Excess investment income	$109,270	$111,790	$(2,520)	(2)
Excess investment income per diluted share	$0.89	$0.87	$0.02	2

Average invested assets (at amortized cost)	$14,250,106	$13,588,446	$661,660	5
Average net insurance policy liabilities (1)	8,846,244	8,489,267	356,977	4
Average debt and preferred securities (at amortized cost)	1,339,263	1,347,761	(8,498)	(1)
(1) Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

Excess investment income is defined as net investment income less both the required interest attributable to net policy liabilities and the interest on debt. For the 2016 period, excess investment income decreased $3 million or 2% to $109 million when compared with the same period in 2015. On a per common share basis, excess investment income increased 2% as a result of our share repurchase program. Excess investment income has been negatively impacted during recent years by low interest rates and the turnover of higher yielding assets in the portfolio as well as certain aspects of Medicare Part D as discussed below. Excess investment income was also negatively impacted during the period because of the additional interest costs as a result of the issuance of the new 6.125% Junior Subordinated debt security prior to the maturity of the 6.375% Senior Notes as discussed below. Absent the additional financing costs incurred from the security, excess investment income would have increased by 1% over the same period in 2015, or 4% on a per share basis.
Net investment income rose $12 million or 3% in 2016, below the 5% increase in average invested assets (with fixed maturities at amortized cost) over the same period last year. The effective annual yield on the fixed maturity portfolio was 5.81% in the first six months of 2016, compared with 5.86% a year earlier. The reduction in the average portfolio yield rate was primarily a result of lower new money yield rates and reinvesting proceeds from bonds that were called in 2016 at yield rates less than the rates we earned on the bonds before they were called. We currently expect that the average turnover of fixed maturity assets during the next five years will not exceed 1% to 2% of the portfolio and that this turnover will not have a material negative impact on investment income.
Net investment income has also been negatively affected in 2016 by the CMS requirement for us to cover Medicare Part D claim costs in the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. We incurred extensive upfront costs in 2015 that will not be reimbursed by CMS until November 2016. We also experience delays from the time certain claims are paid until related drug rebates are received from various pharmaceutical companies. These delays cause a lag in the timing of investable cash flows that result in lower investment income than would have been earned absent the delays.
Should interest rates rise, especially long-term rates, Torchmark would benefit due to higher net investment income on new purchases. We could withstand an increase in interest rates of approximately 95 to 100 basis points before the net unrealized gains on our fixed maturity portfolio as of June 30, 2016 would be eliminated (assuming there were no credit related valuation declines). Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.

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
Required interest on net insurance policy liabilities increased $10 million or 4% to $247 million, in line with the growth in average net interest-bearing insurance policy liabilities.
Financing costs on our debt increased 11% to $42 million from $38 million for the same period in 2015. The additional interest expense resulted primarily from the issuance of our new 6.125% Junior Subordinated Debt security seventy days before the maturity and repayment of our 6.375% Senior Notes which occurred later during the quarter. More information concerning debt can be found in the Capital Resources section of this report.
Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Interest on funded debt	$39,319	$35,577	$3,742	11
Interest on term loan	96	—	96	—
Interest on short term debt	3,062	2,595	467	18
Other	2	2	—	—
Financing costs	$42,479	$38,174	$4,305	11

Investments (acquisitions), comparing the first six months of 2016 with the first six months of 2015. Torchmark’s investment policy calls for investing in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.
The following table summarizes selected information for fixed maturity purchases. The effective annual yield shown is the yield calculated to the “worst call date.” For non-callable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is lower than the yield calculated to each call date).

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cost of acquisitions:
Investment-grade corporate securities	$635,530	$501,996
Other	15,737	39,879
Total fixed-maturity acquisitions	$651,267	$541,875
Effective annual yield(1)	4.87%	4.59%
Average life, in years to:
Next call	24.4	28.4
Maturity	24.7	29.6
Average rating	BBB+	BBB+

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
Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2016 was as follows:
Invested Assets At June 30, 2016
(Dollar amounts in thousands)

	Amount	% of Total
Fixed maturities(at amortized cost)	$13,778,254	96
Policy loans	501,555	3
Other long-term investments	57,876	1
Short-term investments	48,581	—
Total	$14,386,266	100
Approximately 96% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up approximately 3% of our investments. We also have insignificant investments in equity securities and other long-term investments. As fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarizes certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2016.
Fixed Maturities by Sector
(Dollar amounts in thousands)

	Below Investment Grade				Total FIxed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$58,469	$3,649	$(9,222)	$52,896	$1,992,114	$288,924	$(20,394)	$2,260,644	14	15
Banks	41,582	592	(4,749)	37,425	639,689	89,509	(4,768)	724,430	5	5
Other financial	74,954	—	(27,805)	47,149	550,500	62,522	(27,928)	585,094	4	3
Total financial	175,005	4,241	(41,776)	137,470	3,182,303	440,955	(53,090)	3,570,168	23	23
Utilities
Electric	9,644	1,397	—	11,041	1,506,266	317,639	(7,123)	1,816,782	11	12
Gas and water	—	—	—	—	472,529	61,856	(247)	534,138	3	3
Total utilities	9,644	1,397	—	11,041	1,978,795	379,495	(7,370)	2,350,920	14	15
Industrial - Energy
Pipelines	45,407	—	(7,167)	38,240	833,112	57,916	(29,881)	861,147	6	6
Exploration and production	25,027	—	(2,597)	22,430	532,286	40,482	(24,769)	547,999	4	3
Oil field services	33,886	—	(9,312)	24,574	83,767	8,722	(9,312)	83,177	1	1
Refiner	—	—	—	—	63,025	7,836	(27)	70,834	—	—
Driller	54,681	—	(19,326)	35,355	54,681	—	(19,326)	35,355	—	—
Total energy	159,001	—	(38,402)	120,599	1,566,871	114,956	(83,315)	1,598,512	11	10
Industrial - Basic materials
Chemicals	—	—	—	—	531,124	46,777	(1,371)	576,530	4	4
Metals and mining	107,126	99	(20,628)	86,597	405,408	23,592	(27,983)	401,017	3	3
Forestry products and paper	—	—	—	—	112,954	15,314	(8)	128,260	1	1
Total basic materials	107,126	99	(20,628)	86,597	1,049,486	85,683	(29,362)	1,105,807	8	8
Industrial - Consumer, non-cyclical	13,348	1,520	—	14,868	1,327,666	189,772	(14)	1,517,424	10	10
Other industrials	80,453	30	(7,634)	72,849	1,142,554	179,042	(11,071)	1,310,525	9	9
Industrial - Transportation	26,784	—	(5,813)	20,971	573,489	92,769	(6,321)	659,937	4	4
Other corporate sectors	128,725	1,996	(6,691)	124,030	1,157,703	154,682	(8,355)	1,304,030	8	8
Total corporates	700,086	9,283	(120,944)	588,425	11,978,867	1,637,354	(198,898)	13,417,323	87	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	553	—	(190)	363	1,678,712	219,981	(630)	1,898,063	13	13
Collateralized debt obligations	62,174	13,617	(11,728)	64,063	62,174	13,617	(11,728)	64,063	—	—
Other asset-backed securities	—	—	—	—	54,157	1,790	—	55,947	—	—
Mortgage-backed securities(1)	—	—	—	—	4,344	351	(1)	4,694	—	—
Total fixed maturities	$762,813	$22,900	$(132,862)	$652,851	$13,778,254	$1,873,093	$(211,257)	$15,440,090	100	100
(1) Includes GNMA's.

At June 30, 2016, fixed maturities had a fair value of $15.4 billion, compared with $13.8 billion at December 31, 2015. The net unrealized gain position in the fixed-maturity portfolio increased from $506 million at December 31, 2015 to $1.7 billion at June 30, 2016, primarily as a result of a decrease in Treasury rates. The June 30, 2016 net unrealized gain consisted of gross unrealized gains of $1.9 billion offset by $211 million of gross unrealized losses, compared with the December 31, 2015 net unrealized gain which consisted of a gross unrealized gain of $1.1 billion and a gross unrealized loss of $564 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 87% at both amortized cost and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government, U.S. municipalities, and foreign governments. The Company holds insignificant amounts in collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2016, the financial, utility, and energy sectors represented approximately 23%, 14%, and 11%, respectively, of fixed maturities at amortized cost and 23%, 15%, and 10%, respectively, of fixed maturities at fair value. Otherwise, no single sector represented more than 10% of the corporate fixed maturity portfolio at either amortized cost or fair value. The total fixed maturity portfolio consists of 573 issuers, with 200 issuers within the financial, utility, and energy sectors.

The net unrealized gain of the fixed maturity portfolio increased $1.2 billion from December 31, 2015. The financial, utility, energy and basic materials sectors experienced increases of $100 million, $176 million, $197 million, and $142 million, respectively, in net unrealized gains from December 31, 2015 to June 30, 2016. The fair values of the financial, utility, energy, and basic materials sectors increased approximately 4%, 7%, 14%, and 21%, respectively, while the fair value of the entire portfolio increased 12% for the period. The current low price of oil and other commodities has had a negative impact on the operations of the companies whose bonds we hold in the energy and basic materials sectors. Oil and several other commodity prices reached multi-year lows during the first quarter of 2016. In the second quarter, the energy and commodities sectors saw an increase in the price of oil and other commodities, but have recently seen a drop again in early third quarter. While a sustained period of low prices might lead to some downgrades in ratings, we do not anticipate any losses from defaults or write-downs in the foreseeable future.
An analysis of the fixed maturity portfolio at June 30, 2016 by a composite quality rating is shown in the table below. The composite quality rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard and Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	June 30, 2016
	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$676,557	5	$746,594	5
AA	1,348,110	10	1,555,575	10
A	3,880,790	28	4,666,331	30
BBB+	2,869,605	21	3,263,480	21
BBB	2,818,912	20	3,109,409	20
BBB-	1,421,467	10	1,445,850	10
Investment grade	13,015,441	94	14,787,239	96
Below investment grade:
BB	423,775	3	364,554	2
B	222,496	2	165,727	1
Below B	116,542	1	122,570	1
Below investment grade	762,813	6	652,851	4
	$13,778,254	100	$15,440,090	100
Of the $13.8 billion of fixed maturities at amortized cost as of June 30, 2016, $13.0 billion or 94% were investment grade with an average rating of A-. Below-investment-grade bonds were $763 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 20% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of June 30, 2016. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2015.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first six months of 2016 is as follows:
Below-Investment-Grade Bonds
(Dollars amounts in thousands)

Balance as of December 31, 2015	$640,150
Downgrades by rating agencies	129,816
Upgrades by rating agencies	—
Disposals	(9,175)
Amortization and other	2,022
Balance as of June 30, 2016	$762,813

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any derivative contracts, including credit default swaps. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposures to European Sovereign debt consisting of $2 million of German government bonds. Our exposure to Puerto Rican obligations at June 30, 2016 was less than $600 thousand. On June 23, 2016, the United Kingdom voted to depart the European Union (EU) under the referendum commonly referred to as "Brexit." Although the formal separation from the EU will take time, the nature and extent of the effects on interest rates and economic performance are uncertain at this time. We do not expect an increase in other-than-temporary impairments on our limited exposure related to this event.

Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	June 30, 2016	December 31, 2015	June 30, 2015
Average annual effective yield (1)	5.79%	5.83%	5.83%
Average life, in years, to:
Next call (2)	17.8	17.8	18.0
Maturity (2)	20.1	20.3	20.6
Effective duration to:
Next call (2)(3)	10.7	10.2	10.6
Maturity (2)(3)	11.6	11.2	11.7

(1) Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2) Torchmark calculates the average life and duration of the fixed maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.
(3) Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.
Realized Gains and Losses, comparing the first six months of 2016 with the first six months of 2015. As discussed in Note 10—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2016		2015
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Investment sales	$2,172	$0.02	$(14)	$—
Investments called or tendered	386	—	1,053	0.01
Other	236	—	737	—
Total	$2,794	$0.02	$1,776	$0.01

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
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first six months of 2016, the Parent Company received $167 million of cash dividends from subsidiaries, compared with $186 million in 2015. For the full year 2016, cash dividends from subsidiaries are expected to total approximately $430 million.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At June 30, 2016, the Parent Company had $114 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Credit Facility. We have a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. We may request the extension, however it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which we may issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. This facility was amended in May 2016 to include the issuance of a $100 million term loan and to extend the maturity date of the facility to May 2021. Interest on the commercial paper program is charged at variable rates. The term loan will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of June 30, 2016, we were in full compliance with these covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt. At December 31, 2015 we had

$250 million par value of 6.375% Senior Notes which were also classified as short-term debt. This issue was repaid on June 15, 2016.
The following table presents certain information about our commercial paper borrowings.
Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2016	December 31, 2015	June 30, 2015
Balance of commercial paper at end of period (par value)	$285,976	$240,544	$387,500
Annualized interest rate	0.87%	0.55%	0.37%
Letters of credit outstanding	$177,000	$177,000	$198,000
Remaining amount available under credit line	287,024	332,456	164,500

	Six Months Ended June 30,
	2016	2015
Average balance of commercial paper outstanding during period (par value)	$298,636	$331,475
Daily-weighted average interest rate (annualized)	0.77%	0.38%
Maximum daily amount outstanding during period (par value)	$412,676	$442,500
Our balance of commercial paper outstanding at June 30, 2016 was $286 million compared with $241 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the six month periods ended June 30, 2016 and 2015.
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
Consolidated liquidity. Consolidated net cash inflows from operations were $605 million in the first six months of 2016, compared with $454 million in the same period of 2015. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities available for sale in the amount of $92 million during the 2016 period. As previously noted under the caption Credit Facility, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short term investments were $98 million at June 30, 2016, compared with $116 million at December 31, 2015. In addition to these liquid assets, the entire $15.4 billion (fair value at June 30, 2016) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A . We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of Company Action Level required regulatory capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of our insurance companies’ strong reliable cash flows, the relatively low risk of their product mix, and because that ratio exceeds regulatory requirements and has been in line with rating agency expectations for Torchmark. This was slightly below our targeted level of 325%, primarily due to lower than anticipated Part D earnings and fourth quarter downgrades being greater than estimated. While we do not currently anticipate any significant changes to our targeted consolidated RBC level, should we believe that the RBC ratios of the insurance companies are being reduced due to downgrades in their investment portfolios that are temporary and that may reverse in the near future, we may choose to temporarily target a lower RBC ratio. Additional capital will become available in 2016 and 2017 from the sale of our Medicare Part D operation, as more fully described in Note 5 — Discontinued Operations, through proceeds on the sale and a reduction in RBC levels. In addition, we have available assets on hand and credit availability at the Parent Company to make additional contributions as necessary to maintain the targeted ratio. As discussed further in the next section below, the Parent Company has approximately $40 million in additional net proceeds of issue costs from the $300 million debt offering in April at its disposal, if necessary, for additional capital or other financing needs of the insurance subsidiaries.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above, current maturities of the term loan, and current maturities of funded debt), long-term debt (comprised of long-term maturities of funded debt and long term maturities of the term loan), and shareholders’ equity.
The outstanding long-term debt at book value was $1.1 billion at June 30, 2016 and $744 million at December 31, 2015. An analysis of debt issues outstanding is as follows at June 30, 2016.
Selected Information about Debt Issues
at June 30, 2016
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Notes	2023	7.875%		$165,612	$164,005	$210,400
Senior Notes	2019	9.250%		292,647	291,208	349,393
Senior Notes(1)	2022	3.800%		150,000	148,050	155,037
Junior Subordinated Debentures	2052	5.875%		125,000	120,914	127,850
Junior Subordinated Debentures	2036	3.953%	(2)	20,000	20,000	20,000
Junior Subordinated Debentures	2056	6.125%		300,000	290,376	316,320
Term loan(3)	2021	1.695%	(4)	100,000	100,000	100,000
				1,153,259	1,134,553	1,279,000
Less current maturity of term loan(3)				625	625	625
Total long-term debt				1,152,634	1,133,928	1,278,375

Current maturity of term loan(3)				625	625	625
Commercial paper				285,976	285,386	285,386
Total short term debt				286,601	286,011	286,011

Total debt				$1,439,235	$1,419,939	$1,564,386

(1) An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2) Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
(3) The current amount of the term loan due of $625 thousand is classified as short term debt.
(4) Interest paid at 1 month LIBOR plus 125 basis points, resets each month.

On April 5, 2016, Torchmark completed the issuance and sale of $300 million aggregate principal amount of Torchmark’s 6.125% Junior Subordinated Debentures due 2056. The debentures were sold pursuant to Torchmark’s shelf registration statement on Form S-3, filed September 25, 2015. The net proceeds from the sale of the debentures were $290 million, after giving effect to the underwriting discount and estimated expenses of the offering of the debentures. Torchmark used the net proceeds from the offering of the debentures to repay the $250 million outstanding principal amount plus accrued interest of $8 million on its 6.375% Senior Notes that were due June 15, 2016. The remaining proceeds will be used for general corporate purposes, including capital or other financing at our insurance subsidiaries, if necessary.
As previously noted under the caption Results of Operations in this report, we acquired 2.9 million of our outstanding common shares under our share repurchase program during the first six months of 2016. These shares were acquired at a cost of $163 million (average of $55.46 per share), compared with purchases of 3.2 million shares at a cost of $176 million (average of $54.96 per share) in the first six months of 2015.

On May 20, 2016, the Company announced that it had declared a quarterly dividend of $0.14 per share. This dividend was paid on August 1, 2016.
Shareholders’ equity was $4.9 billion at June 30, 2016. This compares with $4.1 billion at December 31, 2015 and $4.3 billion at June 30, 2015. During the six months since December 31, 2015, shareholders’ equity was increased by $748 million of after-tax unrealized gains in the fixed-maturity portfolio, as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $262 million. Share purchases of $163 million noted above during the period reduced shareholders’ equity.
We are required by GAAP to revalue our available for sale fixed maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.
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
Selected Financial Data
(Dollar amounts in thousands, except for per share data)

	At
	June 30, 2016		December 31, 2015		June 30, 2015
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$15,440,090	$1,661,836	$13,758,024	$506,153	$14,121,462	$994,544
Deferred acquisition costs (2)	3,698,449	(13,319)	3,617,135	(7,869)	3,535,277	(12,946)
Total assets	21,574,040	1,648,517	19,853,213	498,284	20,061,760	981,598
Short-term debt	286,011	—	490,129	—	636,862	—
Long-term debt	1,133,928	—	743,733	—	743,306	—
Shareholders' equity	4,877,758	1,071,536	4,055,552	323,885	4,306,056	638,039

Book value per diluted share	39.87	8.76	32.71	2.62	33.94	5.03
Debt to capitalization (3)	22.5%	(4.6)%	23.3%	(1.5)%	24.3%	(3.1)%

Diluted shares outstanding	122,347		123,996		126,878
Actual shares outstanding	119,853		122,370		125,242

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

Interest coverage was 10.3 times in the 2016 six months, compared with 11.2 times in the 2015 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2016.

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
As of the end of the fiscal quarter completed June 30, 2016, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
As of the date of this Form 10-Q for the quarter ended June 30, 2016, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Torchmark subsidiaries are currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty-eight various states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any liability. The audits are wide-ranging and seek large amounts of data regarding claims handling, procedures, and payments of contract benefits arising from unreported death claims. No estimate of range can be made at this time for loss contingencies related to possible administrative penalties or amounts that could be payable to the states for the escheatment of abandoned property.

Item 1A. Risk Factors
Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)    Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	547,726	$54.66	547,726
May 1-31, 2016	736,202	58.79	736,202
June 1-30, 2016	743,082	60.10	743,082
At its August 4, 2016 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended June 30, 2016

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 5, 2016	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 5, 2016	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 5, 2016	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer