Form 10-Q
period 2016-09-30
TORCHMARK CORP
filed 2016-11-04
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 28, 2016
Common Stock, $1.00 Par Value	118,655,742

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2016— $13,944,467; 2015—$13,251,871)	$15,837,700	$13,758,024
Policy loans	499,085	492,462
Other long-term investments	57,086	38,438
Short-term investments	65,904	54,766
Total investments	16,459,775	14,343,690
Cash	104,900	61,383
Accrued investment income	224,155	209,915
Other receivables	361,283	344,552
Deferred acquisition costs	3,739,526	3,617,135
Goodwill	441,591	441,591
Other assets	504,587	522,104
Assets related to discontinued operations	241,214	312,843
Total assets	$22,077,031	$19,853,213
Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits	$12,678,227	$12,245,811
Unearned and advance premiums	63,204	67,021
Policy claims and other benefits payable	281,047	272,898
Other policyholders’ funds	96,617	95,988
Total policy liabilities	13,119,095	12,681,718
Current and deferred income taxes payable	2,023,856	1,450,888
Other liabilities	384,843	380,158
Short-term debt	266,892	490,129
Long-term debt (estimated fair value: 2016—$1,290,254; 2015—$856,291)	1,133,544	743,733
Liabilities related to discontinued operations	62,418	51,035
Total liabilities	16,990,648	15,797,661
Commitments and Contingencies
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2016 and in 2015	—	—
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2016—130,218,183 issued, less 11,323,009 held in treasury and 2015—130,218,183 issued, less 7,848,231 held in treasury)	130,218	130,218
Additional paid-in capital	496,071	482,284
Accumulated other comprehensive income	1,142,826	231,947
Retained earnings	3,934,026	3,614,369
Treasury stock, at cost	(616,758)	(403,266)
Total shareholders’ equity	5,086,383	4,055,552
Total liabilities and shareholders’ equity	$22,077,031	$19,853,213

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016(1)	2015(2)	2016(1)	2015(2)
Revenue:
Life premium	$546,415	$518,929	$1,639,156	$1,552,309
Health premium	236,987	229,139	709,936	690,221
Other premium	9	41	34	119
Total premium	783,411	748,109	2,349,126	2,242,649
Net investment income	202,720	193,213	601,415	579,632
Realized gains	3,482	5,140	7,780	7,872
Other income	160	692	963	2,052
Total revenue	989,773	947,154	2,959,284	2,832,205
Benefits and expenses:
Life policyholder benefits	369,546	342,196	1,101,748	1,029,261
Health policyholder benefits	153,351	149,312	459,387	448,539
Other policyholder benefits	9,255	9,648	27,475	29,447
Total policyholder benefits	532,152	501,156	1,588,610	1,507,247
Amortization of deferred acquisition costs	116,821	111,643	352,872	334,041
Commissions, premium taxes, and non-deferred acquisition costs	61,153	59,918	185,609	176,155
Other operating expense	57,805	56,182	173,080	167,133
Interest expense	20,381	19,246	62,860	57,420
Total benefits and expenses	788,312	748,145	2,363,031	2,241,996

Income before income taxes	201,461	199,009	596,253	590,209
Income taxes	(59,551)	(65,151)	(181,475)	(193,046)
Income from continuing operations	141,910	133,858	414,778	397,163

Discontinued operations:
Income (loss) from discontinued operations, net of tax	9,959	11,528	(447)	(3,019)
Net income	$151,869	$145,386	$414,331	$394,144

Basic net income per share:
Continuing operations	$1.19	$1.08	$3.44	$3.16
Discontinued operations	0.08	0.09	—	(0.03)
Total basic net income per common share	$1.27	$1.17	$3.44	$3.13

Diluted net income per share:
Continuing operations	$1.16	$1.06	$3.38	$3.12
Discontinued operations	0.09	0.09	—	(0.03)
Total diluted net income per common share	$1.25	$1.15	$3.38	$3.09

Dividends declared per common share	$0.14	$0.14	$0.42	$0.41
(1) Due to the adoption of ASU 2016-09, certain balances related to excess tax benefits from stock compensation were adjusted prospectively as described in Note 2—New Accounting Standards.
(2) Certain prior year balances were adjusted to give effect to discontinued operations as described in Note 5—Discontinued Operations.
See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$151,869	$145,386	$414,331	$394,144

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	236,040	(72,228)	1,397,181	(740,934)
Reclassification adjustment for (gains) losses on securities included in net income	(3,513)	(5,540)	(7,809)	(7,138)
Reclassification adjustment for amortization of (discount) and premium	(927)	(1,569)	(3,495)	(4,840)
Foreign exchange adjustment on securities recorded at fair value	(199)	(1,217)	849	(2,480)
Unrealized gains (losses) on securities	231,401	(80,554)	1,386,726	(755,392)
Unrealized gains (losses) on other investments	1,685	(1,063)	3,568	(3,390)
Total unrealized investment gains (losses)	233,086	(81,617)	1,390,294	(758,782)
Less applicable (taxes) benefits	(81,583)	28,690	(486,573)	265,555
Unrealized investment gains (losses), net of tax	151,503	(52,927)	903,721	(493,227)

Unrealized gains (losses) attributable to deferred acquisition costs	621	1,436	(4,829)	5,041
Less applicable (taxes) benefits	(216)	(502)	1,691	(1,764)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	405	934	(3,138)	3,277

Foreign exchange translation adjustments, other than securities	120	(9,031)	7,262	(22,567)
Less applicable (taxes) benefits	(16)	3,164	(2,454)	7,667
Foreign exchange translation adjustments, other than securities, net of tax	104	(5,867)	4,808	(14,900)

Pension adjustments:
Amortization of pension costs	2,551	3,646	7,654	10,935
Experience gain (loss)	—	—	791	183
Pension adjustments	2,551	3,646	8,445	11,118
Less applicable (taxes) benefits	(894)	(1,276)	(2,957)	(3,891)
Pension adjustments, net of tax	1,657	2,370	5,488	7,227

Other comprehensive income (loss)	153,669	(55,490)	910,879	(497,623)
Comprehensive income (loss)	$305,538	$89,896	$1,325,210	$(103,479)

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2015	$—	$134,218	$457,613	$997,452	$3,376,846	$(268,663)	$4,697,466
Comprehensive income (loss)				(497,623)	394,144		(103,479)
Common dividends declared ($0.41 per share)					(50,694)		(50,694)
Acquisition of treasury stock						(330,066)	(330,066)
Stock-based compensation			15,026		(2,132)	8,983	21,877
Exercise of stock options			15,679		(31,789)	64,308	48,198
Balance at September 30, 2015	$—	$134,218	$488,318	$499,829	$3,686,375	$(525,438)	$4,283,302

Balance at January 1, 2016	$—	$130,218	$482,284	$231,947	$3,614,369	$(403,266)	$4,055,552
Comprehensive income (loss)				910,879	414,331		1,325,210
Common dividends declared ($0.42 per share)					(50,410)		(50,410)
Acquisition of treasury stock						(311,356)	(311,356)
Stock-based compensation			13,787		(2,224)	8,771	20,334
Exercise of stock options(1)					(42,040)	89,093	47,053
Balance at September 30, 2016	$—	$130,218	$496,071	$1,142,826	$3,934,026	$(616,758)	$5,086,383
(1) Due to the prospective adoption of ASU 2016-09, the excess tax benefits from stock option exercises of $14 million at September 30, 2016 were recorded in income taxes on the Condensed Statement of Operations rather than additional paid-in-capital on the Condensed Balance Sheets. The 2015 balance of $16 million, under the previous guidance, remains in additional paid-in-capital. See further discussion at Note 2—New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash provided from operating activities	$971,926	$729,892

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	75,299	26,330
Fixed maturities available for sale—matured, called, and repaid	178,873	342,796
Other long-term investments	466	2,452
Total long-term investments sold or matured	254,638	371,578
Acquisition of investments:
Fixed maturities—available for sale	(910,090)	(730,145)
Other long-term investments	(20,404)	(1,906)
Total investments acquired	(930,494)	(732,051)
Net (increase) in policy loans	(6,623)	(13,933)
Net (increase) decrease in short-term investments	(11,138)	(47,781)
Net change in payable or receivable for securities	94	—
Additions to property and equipment	(10,138)	(30,663)
Sales of other assets	767	—
Investment in low-income housing interests	(16,126)	(27,078)
Cash from (used for) investing activities	(719,020)	(479,928)

Cash provided from (used for) financing activities:
Issuance of common stock	47,053	32,519
Cash dividends paid to shareholders	(50,258)	(50,217)
Repayment of 6.375% Notes	(250,000)	—
Issuance of Term Loan	100,000	—
Issuance of 6.125% Junior Subordinated Debentures	300,000	—
Issue expenses of debt offering	(9,638)	—
Net borrowing (repayment) of commercial paper	25,266	130,215
Excess tax benefit from stock option exercises(1)	—	15,679
Acquisition of treasury stock	(311,356)	(330,066)
Net receipts (payments) from deposit-type product	(57,188)	(69,188)
Cash provided from (used for) financing activities	(206,121)	(271,058)

Effect of foreign exchange rate changes on cash	(3,268)	14,560
Net increase (decrease) in cash	43,517	(6,534)
Cash at beginning of year	61,383	66,019
Cash at end of period	$104,900	$59,485
(1) Due to the prospective adoption of ASU 2016-09, the excess tax benefits from stock option exercises of $14 million at September 30, 2016 were presented as a component of operating activities in the same manner as other cash flows related to income taxes. The 2015 balance of $16 million, under the previous guidance, remains in the financing activities section. See further discussion at Note 2—New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies
Basis of Presentation: The accompanying condensed consolidated financial statements of Torchmark Corporation (Torchmark or alternatively, the Company) have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2016, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2016 and 2015. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 26, 2016.
Note 2—New Accounting Standards

Accounting Pronouncements Adopted

ASU 2014-15: In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). This accounting standard requires management to perform interim and annual assessments of the entity's ability to continue its business operations within one year of the date of issuance of its financial statements. The Company must then provide certain disclosure if there is substantial doubt about its ability to continue as a going concern. As of January 1, 2016, the Company adopted this standard with no impact to the financial statements.
ASU 2016-09: In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to simplify certain aspects of accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification in the statement of cash flows; and (c) accounting for forfeitures. Torchmark elected to early adopt this standard as of January 1, 2016, as permitted. This new accounting standard primarily affects Torchmark's computations of net income and diluted shares outstanding and thus earnings per share.

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

Below is a listing of the effects of the adoption of this guidance:

•
Condensed consolidated statement of operations: For the three months ended September 30, 2016, the Company recorded $7 million in excess tax benefits as a component of income taxes, which resulted in an increase in net income as compared with the three months ended September 30, 2015 when the excess tax benefits of $5 million were recorded as a component of additional paid-in capital on the balance sheet. For the nine months ended September 30, 2016, the Company recorded $14 million in excess tax benefits as a component of income taxes as compared with $16 million recorded as a component of additional paid-in-capital on the balance sheet for the same period in the prior year.

•
Weighted average diluted shares: The weighted average diluted shares outstanding were adjusted to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation. This change resulted in diluted weighted average shares outstanding of 121.9 million for the quarter ended September 30, 2016, as compared with 121.1 million under the previous guidance. For the nine months ended September 30, 2016, the weighted average diluted shares outstanding were 122.7 million as compared with 121.9 million under the previous guidance.

•	Earnings per share: The adoption resulted in a $0.05 increase in earnings per share for the three months ended September 30, 2016 and a $0.09 increase for the nine months ended September 30, 2016.

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 2—New Accounting Standards (continued)

•
Condensed consolidated statement of cash flows: The excess tax benefits related to share-based payments of $14 million were presented as a component of operating activities in the same manner as other cash flows related to income taxes. In prior years, the excess tax benefits of $16 million were presented within financing activities.

Accounting Pronouncements Not Yet Adopted
ASU 2016-02: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires all lessees to report a right-of-use asset and a lease liability for most leases. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard will become effective for the Company beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the standard to determine its impact.
ASU 2016-13: In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments as well as to change the loss impairment methodology for available-for-sale debt securities. This standard will become effective on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition. The Company does not expect the adoption to have a significant impact on the financial statements.
ASU 2016-15: In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments to provide uniformity in the classification of cash receipts and payments recorded in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, and proceeds from the settlement of insurance claims. This standard will become effective on January 1, 2018. The Company is currently evaluating the standard to determine its impact.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2016 and 2015.
Components of Accumulated Other Comprehensive Income

	Three Months Ended September 30, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2016	$1,084,551	$(8,658)	$8,331	$(95,067)	$989,157
Other comprehensive income (loss) before reclassifications, net of tax	154,389	405	104	—	154,898
Reclassifications, net of tax	(2,886)	—	—	1,657	(1,229)
Other comprehensive income (loss)	151,503	405	104	1,657	153,669
Balance at September 30, 2016	$1,236,054	$(8,253)	$8,435	$(93,410)	$1,142,826

	Three Months Ended September 30, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2015	$649,973	$(8,415)	$8,353	$(94,592)	$555,319
Other comprehensive income (loss) before reclassifications, net of tax	(48,306)	934	(5,867)	1	(53,238)
Reclassifications, net of tax	(4,621)	—	—	2,369	(2,252)
Other comprehensive income (loss)	(52,927)	934	(5,867)	2,370	(55,490)
Balance at September 30, 2015	$597,046	$(7,481)	$2,486	$(92,222)	$499,829

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Components of Accumulated Other Comprehensive Income

	Nine Months Ended September 30, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2016	$332,333	$(5,115)	$3,627	$(98,898)	$231,947
Other comprehensive income (loss) before reclassifications, net of tax	911,069	(3,138)	4,808	513	913,252
Reclassifications, net of tax	(7,348)	—	—	4,975	(2,373)
Other comprehensive income (loss)	903,721	(3,138)	4,808	5,488	910,879
Balance at September 30, 2016	$1,236,054	$(8,253)	$8,435	$(93,410)	$1,142,826

	Nine Months Ended September 30, 2015
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2015	$1,090,273	$(10,758)	$17,386	$(99,449)	$997,452
Other comprehensive income (loss) before reclassifications, net of tax	(485,441)	3,277	(14,900)	119	(496,945)
Reclassifications, net of tax	(7,786)	—	—	7,108	(678)
Other comprehensive income (loss)	(493,227)	3,277	(14,900)	7,227	(497,623)
Balance at September 30, 2015	$597,046	$(7,481)	$2,486	$(92,222)	$499,829

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2016 and 2015.
Reclassification Adjustments

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statement of Operations
	2016	2015	2016	2015
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(3,513)	$(5,540)	$(7,809)	$(7,138)	Realized gains (losses)
Amortization of (discount) premium	(927)	(1,569)	(3,495)	(4,840)	Net investment income
Total before tax	(4,440)	(7,109)	(11,304)	(11,978)
Tax	1,554	2,488	3,956	4,192	Income taxes
Total after tax	(2,886)	(4,621)	(7,348)	(7,786)
Pension adjustments:
Amortization of prior service cost	120	81	360	244	Other operating expenses
Amortization of actuarial gain (loss)	2,431	3,563	7,294	10,691	Other operating expenses
Total before tax	2,551	3,644	7,654	10,935
Tax	(894)	(1,275)	(2,679)	(3,827)	Income taxes
Total after tax	1,657	2,369	4,975	7,108
Total reclassifications (after tax)	$(1,229)	$(2,252)	$(2,373)	$(678)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments
Portfolio Composition:
A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at September 30, 2016 is as follows:
Portfolio Composition as of September 30, 2016

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$382,603	$33,946	$(431)	$416,118	3
States, municipalities, and political subdivisions	1,272,731	178,622	(188)	1,451,165	9
Foreign governments	22,732	2,835	—	25,567	—
Corporates, by sector:
Financial	2,871,873	415,796	(24,624)	3,263,045	21
Utilities	1,952,885	395,477	(3,816)	2,344,546	15
Energy	1,565,677	148,044	(57,686)	1,656,035	10
Other corporate sectors	5,357,717	762,583	(16,352)	6,103,948	39
Total corporates	11,748,152	1,721,900	(102,478)	13,367,574	85
Collateralized debt obligations	60,857	14,062	(11,637)	63,282	—
Other asset-backed securities	56,751	2,390	—	59,141	—
Redeemable preferred stocks, by sector:
Financial	372,030	58,148	(5,625)	424,553	3
Utilities	28,611	1,689	—	30,300	—
Total redeemable preferred stocks	400,641	59,837	(5,625)	454,853	3
Total fixed maturities	$13,944,467	$2,013,592	$(120,359)	$15,837,700	100
(1) Amounts reported on the balance sheet.
(2) At fair value.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2016 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$14,764	$14,920
Due from one to five years	625,222	680,902
Due from five to ten years	1,149,329	1,299,091
Due from ten to twenty years	4,071,596	4,751,987
Due after twenty years	7,964,507	8,966,796
Mortgage-backed and asset-backed securities	119,049	124,004
	$13,944,467	$15,837,700
Selected information about sales of fixed maturities available for sale is as follows.

Nine Months Ended September 30,
	2016	2015
Proceeds from sales	$75,299	$26,330
Gross realized gains	6,133	260
Gross realized losses	(214)	(354)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Fair Value Measurements:
The following table represents the fair value of fixed maturities available for sale measured on a recurring basis.

Fair Value Measurements at September 30, 2016 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$17	$416,101	$—	$416,118
States, municipalities, and political subdivisions	—	1,451,165	—	1,451,165
Foreign governments	—	25,567	—	25,567
Corporates, by sector:
Financial	—	3,199,394	63,651	3,263,045
Utilities	—	2,182,029	162,517	2,344,546
Energy	—	1,627,142	28,893	1,656,035
Other corporate sectors	—	5,771,256	332,692	6,103,948
Total corporates	—	12,779,821	587,753	13,367,574
Collateralized debt obligations	—	—	63,282	63,282
Other asset-backed securities	—	59,141	—	59,141
Redeemable preferred stocks, by sector:
Financial	—	424,553	—	424,553
Utilities	—	30,300	—	30,300
Total redeemable preferred stocks	—	454,853	—	454,853
Total fixed maturities	$17	$15,186,648	$651,035	$15,837,700
Percent of total	—%	95.9%	4.1%	100%

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Nine Months Ended September 30, 2016
	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2016	$70,382	$530,806	$601,188
Total gains or losses:
Included in realized gains/losses	—	788	788
Included in other comprehensive income	(3,879)	33,365	29,486
Acquisitions	—	33,662	33,662
Sales	—	—	—
Amortization	3,511	14	3,525
Other(2)	(6,732)	(10,882)	(17,614)
Transfers in and/or out of Level 3(3)	—	—	—
Balance at September 30, 2016	$63,282	$587,753	$651,035
Percent of total fixed maturities	0.4%	3.7%	4.1%

	Nine Months Ended September 30, 2015
	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2015	$63,232	$512,714	$575,946
Total gains or losses:
Included in realized gains/losses	—	1,182	1,182
Included in other comprehensive income	12,797	(3,121)	9,676
Acquisitions	—	38,600	38,600
Sales	—	—	—
Amortization	4,183	14	4,197
Other(2)	(8,100)	(9,719)	(17,819)
Transfers in and/or out of Level 3(3)	—	—	—
Balance at September 30, 2015	$72,112	$539,670	$611,782
Percent of total fixed maturities	0.5%	3.8%	4.3%
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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Other-Than-Temporary Impairments:

Based on the Company's evaluation of its fixed maturities available for sale in an unrealized loss position in accordance with the other-than-temporary impairment (OTTI) policy, the Company concluded that there were no other-than-temporary impairments during the three or nine month periods ended September 30, 2016 and 2015.

As of quarter end, previously written down securities remaining in the portfolio were carried at a fair value of $55 million, or less than 1% of the fair value of the fixed maturity available for sale portfolio. Torchmark is continuously monitoring the market conditions impacting its portfolio. Additionally, Torchmark has the ability and intent to hold these investments to recovery, and does not expect to be required to sell any of its securities.

Unrealized Loss Analysis:

The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of September 30, 2016	50	105	155
As of December 31, 2015	480	75	555

Torchmark’s entire fixed maturity portfolio consisted of 1,555 issues at September 30, 2016 and 1,565 issues at December 31, 2015. The weighted average quality rating of all unrealized loss positions as of September 30, 2016 was BB+.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale at September 30, 2016 for the period of time in a loss position. Torchmark considers these investments to be only temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At September 30, 2016

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment grade securities:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$23	$—	$1,547	$(431)	$1,570	$(431)
States, municipalities and political subdivisions	—	—	677	(29)	677	(29)
Corporates, by sector:
Financial	130,367	(1,879)	48,458	(3,623)	178,825	(5,502)
Utilities	41,266	(551)	42,015	(3,265)	83,281	(3,816)
Energy	18,602	(165)	258,173	(23,929)	276,775	(24,094)
Other corporate sectors	120,291	(1,635)	103,826	(2,575)	224,117	(4,210)
Total corporates	310,526	(4,230)	452,472	(33,392)	762,998	(37,622)
Redeemable preferred stocks, by sector:
Financial	—	—	—	—	—	—
Total redeemable preferred stocks	—	—	—	—	—	—
Total investment grade securities	310,549	(4,230)	454,696	(33,852)	765,245	(38,082)
Below investment grade securities:
Bonds:
States, municipalities and political subdivisions	—	—	393	(159)	393	(159)
Corporates, by sector:
Financial	—	—	86,650	(19,122)	86,650	(19,122)
Energy	4,673	(23)	116,978	(33,569)	121,651	(33,592)
Other corporate sectors	24,881	(244)	173,593	(11,898)	198,474	(12,142)
Total corporates	29,554	(267)	377,221	(64,589)	406,775	(64,856)
Collateralized debt obligations	—	—	8,363	(11,637)	8,363	(11,637)
Redeemable preferred stocks, by sector:
Financial	—	—	21,511	(5,625)	21,511	(5,625)
Total redeemable preferred stocks	—	—	21,511	(5,625)	21,511	(5,625)
Total below investment grade securities	29,554	(267)	407,488	(82,010)	437,042	(82,277)
Total fixed maturities	$340,103	$(4,497)	$862,184	$(115,862)	$1,202,287	$(120,359)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 5—Discontinued Operations

At December 31, 2015, Torchmark met the criteria to account for its Medicare Part D Prescription Drug Plan business as a discontinued operation. Historically, the business was a reportable segment. Effective July 1, 2016, Torchmark sold its Medicare Part D Prescription Drug Plan business to SilverScript Insurance Company, a subsidiary of CVS Health Corporation (collectively, the "Buyer"). Management believes this sale allows the Company to better focus on its core protection life and health insurance businesses, and provide additional capital.

The initial purchase price was based on the number of enrollees as of the end of the second quarter and will be adjusted based on the number of enrollees as of January 1, 2017 as determined by the Center for Medicare Services (CMS) in March 2017. Our current estimate of the ultimate net proceeds to be realized from the sale, net of the contingent consideration of $4.8 million and the write-off of the $16 million of deferred acquisition costs related to the Medicare Part D business, resulted in a gain of $613 thousand ($399 thousand, net of tax) being recognized in income from discontinued operations as of September 30, 2016.

Torchmark has retained certain assets and liabilities related to the Medicare Part D business including all corresponding profits or losses for the 2016 plan year. The Buyer has assumed the rights and obligations related to the business for all subsequent plan years. To ensure an orderly transition, Torchmark will administer the plans for the remainder of 2016, and the Buyer will be responsible for administration of the plans beginning in 2017. The remaining assets and liabilities reflected on the Torchmark balance sheet related to discontinued operations are receivables and payables associated with 2016 and 2015 plan years that are expected to be settled in the ordinary course of business during 2016 and 2017.

The net assets related to discontinued operations at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Assets:
Due premiums	$3,558	$8,041
Other receivables(1)	237,656	287,765
Deferred acquisition costs	—	17,037
Total assets related to discontinued operations	241,214	312,843

Liabilities:
Unearned and advance premiums	2,750	806
Policy claims and other benefits payable	12,560	12,309
Risk sharing payable	23,837	23,837
Current and deferred income taxes payable	15,876	13,604
Other(2)	7,395	479
Total liabilities related to discontinued operations	62,418	51,035

Net assets	$178,796	$261,808
(1) At September 30, 2016, receivables included $228 million from Centers for Medicare and Medicaid Services (CMS) and $9 million from drug manufacturer rebates. At December 31, 2015, the comparable amounts were $193 million and $95 million, respectively.
(2) Balance includes $4.8 million contingent purchase price reserve for the quarter ended September 30, 2016.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 5—Discontinued Operations (continued)

Income from discontinued operations for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Health premium	$53,632	$51,605	$165,105	$222,780

Benefits and expenses:
Health policyholder benefits	33,331	26,184	146,683	204,283
Amortization of deferred acquisition costs	1,018	880	2,958	2,649
Commissions, premium taxes, and non-deferred acquisition expenses	3,352	5,209	12,253	16,258
Other operating expense	1,222	1,597	4,512	4,235
Total benefits and expenses	38,923	33,870	166,406	227,425

Income (loss) before income taxes for discontinued operations	14,709	17,735	(1,301)	(4,645)
Gain from sale of discontinued operations	613	—	613	—
Income tax benefit (expense)	(5,363)	(6,207)	241	1,626
Income (loss) from discontinued operations	$9,959	$11,528	$(447)	$(3,019)

Operating cash flows of the discontinued operations for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
Net cash provided from (used for) discontinued operations	$82,565	$(119,589)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 6—Income Taxes

The effective income tax differed from the expected 35% rate as shown below:

	Three Months Ended September 30,
	2016	%	2015	%
Expected income taxes	$70,511	35.0	$69,653	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(4,245)	(2.1)	(4,792)	(2.4)
Share-based awards	(6,608)	(3.3)	—	—
Other	(107)	—	290	0.1
Income tax expense from continuing operations	$59,551	29.6	$65,151	32.7

	Nine Months Ended September 30,
	2016	%	2015	%
Expected income taxes	$208,689	35.0	$206,573	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(13,902)	(2.3)	(14,239)	(2.4)
Share-based awards	(12,774)	(2.1)	—	—
Other	(538)	(0.2)	712	0.1
Income tax expense from continuing operations	$181,475	30.4	$193,046	32.7

The effective income tax rates for the three and nine months ended September 30, 2016 differed from the effective income tax rates for the same periods ended September 30, 2015 primarily as a result of the Company adopting ASU 2016-09 as of January 1, 2016. As a result of the adoption, the excess tax benefits related to share-based awards are now recorded through income tax expense rather than additional paid-in capital. See Note 2—New Accounting Standards for further discussion.

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

Term loan agreement. On May 17, 2016, Torchmark amended its credit facility to include, as a part of the facility, the issuance of a $100 million term loan and to extend the maturity date of the entire credit facility to May 2021. The term loan will be repaid on a redemption schedule which provides for quarterly installments that escalate each annual period with a balloon payment of $75 million due in May 2021. Interest is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, Torchmark is subject to certain covenants regarding capitalization. As of September 30, 2016, the Company was in full compliance with these covenants.

Note 8—Postretirement Benefit Plans
The following tables present a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$3,894	$3,990	$—	$—
Interest cost	5,430	5,003	212	203
Expected return on assets	(5,782)	(5,323)	—	—
Amortization:
Prior service cost	120	81	—	—
Actuarial (gain) loss	2,423	3,533	8	30
Direct recognition of expense	—	—	45	166
Net periodic benefit cost	$6,085	$7,284	$265	$399

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$11,682	$11,971	$—	$—
Interest cost	16,294	15,009	636	610
Expected return on assets	(17,346)	(15,969)	—	—
Amortization:
Prior service cost	360	244	—	—
Actuarial (gain)/loss	7,270	10,601	24	90
Direct recognition of expense	—	—	99	493
Net periodic benefit cost	$18,260	$21,856	$759	$1,193

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits (continued)

The following table presents assets at fair value for the defined-benefit pension plans at September 30, 2016 and the prior-year end.
Pension Assets by Component

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
Corporate debt	$171,896	52	$146,381	47
Other fixed maturities	276	—	270	—
Equity securities	127,708	39	123,428	40
Short-term investments	4,811	1	15,593	5
Guaranteed annuity contract	17,426	5	17,082	6
Other	8,287	3	4,842	2
Total	$330,404	100	$307,596	100
The liability for the funded defined-benefit pension plans was $416 million at September 30, 2016 and $406 million at December 31, 2015. During the nine months ended September 30, 2016, the Company made $12 million in cash contributions to the qualified pension plans. Torchmark expects to make total cash contributions to these plans during 2016 in an amount not to exceed $20 million. With respect to the Company’s non-qualified supplemental retirement plan, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to fund a portion of the Company’s obligations under the plan. These policies and investments deposited with an unaffiliated trustee were previously placed in a Rabbi Trust to provide for payment of the plan obligations. At September 30, 2016, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $87 million, compared with $79 million at year end 2015. Since this plan is non-qualified, the values of the insurance policies and investments are recorded as Other assets in the Condensed Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the non-qualified pension plan was $69 million at September 30, 2016 and $67 million at December 31, 2015.

Note 9—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	119,480,642	124,457,996	120,476,813	125,788,925
Weighted average dilutive options outstanding	2,430,121	1,682,313	2,209,739	1,614,164
Diluted weighted average shares outstanding	121,910,763	126,140,309	122,686,552	127,403,089
Antidilutive shares	—	—	—	—

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

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2016
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$546,415	$236,987	$9					$783,411
Net investment income				$202,720				202,720
Other income					$199	$(39)	(2)	160
Total revenue	546,415	236,987	9	202,720	199	(39)		986,291
Expenses:
Policy benefits	369,546	153,351	9,255					532,152
Required interest on reserves	(145,295)	(18,476)	(12,761)	176,532				—
Required interest on DAC	44,950	5,789	192	(50,931)				—
Amortization of acquisition costs	93,496	22,643	682					116,821
Commissions, premium taxes, and non-deferred acquisition costs	40,577	20,604	11			(39)	(2)	61,153
Insurance administrative expense (1)					49,248	257		49,505
Parent expense					1,955			1,955
Stock compensation expense					6,345			6,345
Interest expense				20,381				20,381
Total expenses	403,274	183,911	(2,621)	145,982	57,548	218		788,312
Subtotal	143,141	53,076	2,630	56,738	(57,349)	(257)		197,979
Non-operating items						257		257
Measure of segment profitability (pretax)	$143,141	$53,076	$2,630	$56,738	$(57,349)	$—		198,236
Deduct applicable income taxes								(58,422)
Segment profits after tax								139,814
Add back income taxes applicable to segment profitability								58,422
Add (deduct) realized investment gains (losses)								3,482
Add (deduct) non-operating fees								(257)
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$201,461

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

	Three Months Ended September 30, 2015 (3)
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$518,929	$229,139	$41					$748,109
Net investment income				$193,213				193,213
Other income					$737	$(45)	(2)	692
Total revenue	518,929	229,139	41	193,213	737	(45)		942,014
Expenses:
Policy benefits	342,196	149,312	9,648					501,156
Required interest on reserves	(138,649)	(17,416)	(13,328)	169,393				—
Required interest on DAC	43,354	5,700	278	(49,332)				—
Amortization of acquisition costs	88,376	20,934	2,333					111,643
Commissions, premium taxes, and non-deferred acquisition costs	39,552	20,402	9			(45)	(2)	59,918
Insurance administrative expense (1)					47,169			47,169
Parent expense					2,177			2,177
Stock compensation expense					6,836			6,836
Interest expense				19,246				19,246
Total expenses	374,829	178,932	(1,060)	139,307	56,182	(45)		748,145
Subtotal	144,100	50,207	1,101	53,906	(55,445)	—		193,869
Non-operating items						—		—
Measure of segment profitability (pretax)	$144,100	$50,207	$1,101	$53,906	$(55,445)	$—		193,869
Deduct applicable income taxes								(63,352)
Segment profits after tax								130,517
Add back income taxes applicable to segment profitability								63,352
Add (deduct) realized investment gains (losses)								5,140
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$199,009

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Certain prior year balances were adjusted to give effect to discontinued operations as described in Note 5—Discontinued Operations.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

	Nine Months Ended September 30, 2016
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,639,156	$709,936	$34					$2,349,126
Net investment income				$601,415				601,415
Other income					$1,086	$(123)	(2)	963
Total revenue	1,639,156	709,936	34	601,415	1,086	(123)		2,951,504
Expenses:
Policy benefits	1,101,748	459,387	27,475					1,588,610
Required interest on reserves	(430,931)	(54,803)	(38,359)	524,093				—
Required interest on DAC	133,628	17,297	621	(151,546)				—
Amortization of acquisition costs	281,698	67,110	4,064					352,872
Commissions, premium taxes, and non-deferred acquisition costs	121,968	63,733	31			(123)	(2)	185,609
Insurance administrative expense (1)					146,129	257		146,386
Parent expense					6,360			6,360
Stock compensation expense					20,334			20,334
Interest expense				62,860				62,860
Total expenses	1,208,111	552,724	(6,168)	435,407	172,823	134		2,363,031
Subtotal	431,045	157,212	6,202	166,008	(171,737)	(257)		588,473
Non-operating items						257		257
Measure of segment profitability (pretax)	$431,045	$157,212	$6,202	$166,008	$(171,737)	$—		588,730
Deduct applicable income taxes								(178,842)
Segment profits after tax								409,888
Add back income taxes applicable to segment profitability								178,842
Add (deduct) realized investment gains (losses)								7,780
Add (deduct) non-operating fees								(257)
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$596,253

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

	Nine Months Ended September 30, 2015 (3)
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,552,309	$690,221	$119					$2,242,649
Net investment income				$579,632				579,632
Other income					$2,201	$(149)	(2)	2,052
Total revenue	1,552,309	690,221	119	579,632	2,201	(149)		2,824,333
Expenses:
Policy benefits	1,029,261	448,539	29,447					1,507,247
Required interest on reserves	(412,264)	(51,450)	(40,084)	503,798				—
Required interest on DAC	129,339	17,058	885	(147,282)				—
Amortization of acquisition costs	265,641	61,858	6,542					334,041
Commissions, premium taxes, and non-deferred acquisition costs	115,452	60,820	32			(149)	(2)	176,155
Insurance administrative expense (1)					138,594			138,594
Parent expense					6,662			6,662
Stock compensation expense					21,877			21,877
Interest expense				57,420				57,420
Total expenses	1,127,429	536,825	(3,178)	413,936	167,133	(149)		2,241,996
Subtotal	424,880	153,396	3,297	165,696	(164,932)	—		582,337
Non-operating items						—		—
Measure of segment profitability (pretax)	$424,880	$153,396	$3,297	$165,696	$(164,932)	$—		582,337
Deduct applicable income taxes								(190,291)
Segment profits after tax								392,046
Add back income taxes applicable to segment profitability								190,291
Add (deduct) realized investment gains (losses)								7,872
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$590,209

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Certain prior year balances were adjusted to give effect to discontinued operations as described in Note 5—Discontinued Operations.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 10—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.
Analysis of Profitability by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Life insurance underwriting margin	$143,141	$144,100	$431,045	$424,880
Health insurance underwriting margin	53,076	50,207	157,212	153,396
Annuity underwriting margin	2,630	1,101	6,202	3,297
Excess investment income	56,738	53,906	166,008	165,696
Other and corporate:
Other income	199	737	1,086	2,201
Administrative expense	(49,248)	(47,169)	(146,129)	(138,594)
Corporate and adjustments	(8,300)	(9,013)	(26,694)	(28,539)
Pre-tax total	198,236	193,869	588,730	582,337
Applicable taxes	(58,422)	(63,352)	(178,842)	(190,291)
After-tax total, from continuing operations	139,814	130,517	409,888	392,046
Discontinued operations (after tax)(1)	9,959	11,528	(447)	(3,019)
After-tax total, after discontinued operations	149,773	142,045	409,441	389,027
Reconciling items, net of tax:
Realized gains (losses)	2,263	3,341	5,057	5,117
Non-operating fees	(167)	—	(167)	—
Net income	$151,869	$145,386	$414,331	$394,144

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
The tables in Note 10—Business Segments demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three month and nine month periods ended September 30, 2016 and 2015. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.
A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2016 with the same period of 2015, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note 10—Business Segments.
Highlights, comparing the first nine months of 2016 with the first nine months of 2015. Net income per diluted common share increased 9% to $3.38 from $3.09. The increase is primarily attributed to the adoption of ASU 2016-09 as described in Note 2—New Accounting Standards. Included in net income were after-tax realized gains of $5 million in both 2016 and 2015. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.
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
Total premium income rose 5% in 2016 to $2.3 billion. Total net sales increased slightly to $411 million, when compared with the same period in 2015. First-year collected premium was $340 million for the 2016 period, compared with $342 million for the 2015 period.
Life insurance premium income grew 6% to $1.6 billion. Life net sales were flat at $313 million when compared with the same period in 2015. First-year collected life premium grew 5% during the first nine months of 2016 to $236 million over the same period in 2015. Life underwriting margin as a percentage of premium was down to 26% from 27% as a result of higher than expected Globe Life Direct Response policy obligations. Underwriting income increased 1% to $431 million for the first nine months of 2016, compared with $425 million for the same period in 2015.
Health insurance premium income increased 3% to $710 million over the prior year total of $690 million. Health net sales rose 1% to $98 million for the nine month period. First-year collected health premium fell 11% to $104 million, as a result of a high level of group sales in the third and fourth quarters of 2014 that positively affected the 2015 first-year collected premium. Health margins were flat at 22%, with underwriting income of $157 million for the first nine months of 2016.
Insurance administrative expenses were up 5.4% in 2016 when compared with the prior year period, but remained flat as a percentage of premium at 6.2%. The increase in administrative expenses is primarily due to investments in information technology that will enhance our customer experience, improve our data analytic capabilities, improve our agility for future changes and bolster our information security programs.
Excess investment income is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs”. Excess investment income per diluted common share is an important measure to management; refer to the Excess Investment Income section for further details. Excess investment income increased 4% in 2016 to $1.35 from $1.30, while the dollar amount of excess investment income was flat at $166 million. The increase in per share excess investment income resulted from share purchases over the period, as discussed later in this report. Net investment income rose $22 million or 4% to $601 million in 2016, below the 5% growth in our average investment portfolio at amortized cost. The average effective yield on the fixed maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.80% in the 2016 period from 5.84% in the prior period. Required interest rose 4% or $16 million to $373 million, in line with the growth in average net policy liabilities. Financing costs increased 9% to $63 million. Please refer to the discussion under Capital Resources for more information on debt and interest expense.
In the first nine months of 2016, we invested new money in our fixed maturity portfolio at an effective annual yield of 4.73%, compared with 4.71% in the same period of 2015. New investments were made with an average rating of BBB+ and an average life to maturity of twenty-five years. Approximately 95% of the fixed-maturity portfolio at amortized cost was investment grade at September 30, 2016. Cash and short-term investments were $171 million at that date, compared with $116 million at December 31, 2015.
The net unrealized gain position in our fixed maturity portfolio grew from $506 million at December 31, 2015 to $1.9 billion during the first nine months of 2016, primarily due to a decrease in Treasury rates during 2016. The fixed maturity portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor are we a party to any derivative contracts, including credit default swaps or interest rate swaps. We do not participate in securities lending and we have no off-balance sheet investments.
We have an on-going share repurchase program which began in 1986 which is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 4, 2016. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent Company with excess cash flow. Excess cash flow is primarily made up of cash received from the insurance subsidiaries less dividends paid to shareholders and interest paid. See further discussion in the Capital Resources section below. Share purchases are also made with the proceeds from option exercises by current and former employees in order to reduce dilution. The following chart summarizes share purchases for the nine month periods ended September 30, 2016 and 2015.

Analysis of Share Purchases
(Amounts in thousands, except per share amounts)

	Nine Months Ended September 30,
	2016			2015
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow	4,170	$240,108	$57.58	4,878	$275,598	$56.50
Option exercise proceeds	1,180	71,248	60.38	957	54,468	56.94
Total	5,350	$311,356	$58.20	5,835	$330,066	$56.57
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first nine months of 2016 with the first nine months of 2015. Life insurance is our predominant segment, representing 70% of premium income and 73% of insurance underwriting margin in the first nine months of 2016. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 6% to $1.6 billion. The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$677,702	41	$618,378	40	$59,324	10
Globe Life Direct Response	591,084	36	561,718	36	29,366	5
Liberty National Exclusive Agency	203,040	13	203,915	13	(875)	—
Other Agencies	167,330	10	168,298	11	(968)	(1)
Total Life Premium	$1,639,156	100	$1,552,309	100	$86,847	6
Net sales, an indicator of new business production, were flat at $313 million. An analysis of life net sales by distribution channel is presented below.

Life Insurance Net Sales (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$157,949	50	$147,781	47	$10,168	7
Globe Life Direct Response	116,224	37	127,641	41	(11,417)	(9)
Liberty National Exclusive Agency	29,856	10	26,827	9	3,029	11
Other Agencies	9,063	3	10,285	3	(1,222)	(12)
Total Life Net Sales	$313,092	100	$312,534	100	$558	—
First-year collected life premium, defined earlier in this report, was $236 million in the 2016 period, rising 5% over the same period in 2015. First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$129,878	55	$115,642	51	$14,236	12
Globe Life Direct Response	75,784	32	80,540	36	(4,756)	(6)
Liberty National Exclusive Agency	21,707	9	20,613	9	1,094	5
Other Agencies	8,801	4	8,973	4	(172)	(2)
Total	$236,170	100	$225,768	100	$10,402	5

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help ensure sustainable growth. The life business of this agency is Torchmark’s highest margin life business and it is the largest contributor to life premium of any distribution channel at 41% of Torchmark’s total. This group produced premium income of $678 million, an increase of 10%. First-year collected premium was $130 million, an increase of 12%. Net sales rose 7% to $158 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income Agency's average agent count increased 1% to 6,603 for the nine months ended September 30, 2016 compared with 6,508 for the same period in 2015. The average agent count is based on the actual count at the end of each week during the period. Sales increased at a greater rate than agent count due to increased agent productivity. The American Income Agency has been focusing on growing and strengthening agents who train and recruit in order to support sustainable growth of the agency force. To accomplish this, they have placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train personnel. The agency continues to provide more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level agents, coaching and instruction specifically designed for each individual’s level of experience and responsibility.
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
Globe Life Direct Response’s life premium income rose 5% to $591 million, representing 36% of Torchmark’s total life premium in the first nine months of 2016. Net sales of $116 million for this group decreased 9%. The sales decline was expected as we have shifted our marketing efforts away from certain segments that no longer meet our profit objectives. First-year collected premium decreased 6% to $76 million.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $203 million in the first nine months of 2016 compared with $204 million for the same period in 2015. First-year collected premium increased 5% to $22 million.
Net sales for the Liberty National Agency increased 11% to $30 million. This is the largest percentage increase of any of Torchmark's distributions channels. The Liberty National average agent count increased 10% to 1,693 for the nine months ended September 30, 2016 compared with 1,533 for the same period in 2015. We continue to execute our long term plan to grow this agency through expansion from small town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels primarily include independent agencies selling predominantly life insurance. The Other Agencies contributed $167 million of life premium income, or 10% of Torchmark’s total in the first nine months of 2016, but contributed only 3% of net sales for the period.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,639,156	100	$1,552,309	100	$86,847	6
Net policy obligations	670,817	41	616,997	40	53,820	9
Commissions and acquisition expense	537,294	33	510,432	33	26,862	5
Insurance underwriting income before other income and administrative expense	$431,045	26	$424,880	27	$6,165	1
Life insurance underwriting income before insurance administrative expense was $431 million in the first nine months of 2016, compared with $425 million for the same period in 2015. As a percentage of premium, underwriting margins declined to 26% from 27%. The decrease in underwriting margin as a percentage of premium was due to higher Globe Life Direct Response net policy obligations. The higher than anticipated net policy obligations in the Globe Life Direct Response Unit primarily relate to policies issued since 2011. The increase is primarily attributed to a spike in claims in certain segments as well as policies where additional prescription drug information was used in the underwriting process in order to improve the overall mortality. To date, improvements in actual mortality have been less than expected, causing higher than expected net policy obligations.
Health insurance, comparing the first nine months of 2016 with the first nine months of 2015. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
Health premium accounted for 30% of our total premium in the 2016 period. Health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percentage of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

Health premium increased 3% to $710 million in the 2016 period. Medicare Supplement premium increased 2% to $355 million, while other limited-benefit health premium increased 3% to $355 million.
Health net sales increased 1% to $98 million. Medicare Supplement net sales decreased 3% to $35 million in 2016. Limited-benefit net sales increased 4% to $63 million. Health first-year collected premium fell 11% to $104 million as a result of a high level of group sales in the third and fourth quarters of 2014 that positively affected the 2015 first-year collected premium. Group sales can vary significantly from period to period.

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$9,737		$11,716		$(1,979)	(17)
Medicare Supplement	256,572		243,329		13,243	5
	266,309	38	255,045	37	11,264	4
Family Heritage Agency
Limited-benefit plans	175,538		164,299		11,239	7
Medicare Supplement	—		—		—	—
	175,538	25	164,299	24	11,239	7
Liberty National Exclusive Agency
Limited-benefit plans	106,343		106,917		(574)	(1)
Medicare Supplement	46,080		51,462		(5,382)	(10)
	152,423	21	158,379	23	(5,956)	(4)
American Income Exclusive Agency
Limited-benefit plans	62,477		59,662		2,815	5
Medicare Supplement	241		292		(51)	(17)
	62,718	9	59,954	9	2,764	5
Direct Response
Limited-benefit plans	407		674		(267)	(40)
Medicare Supplement	52,541		51,870		671	1
	52,948	7	52,544	7	404	1
Total Health Premium
Limited-benefit plans	354,502	50	343,268	50	11,234	3
Medicare Supplement	355,434	50	346,953	50	8,481	2
Total	$709,936	100	$690,221	100	$19,715	3

Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$428		$550		$(122)	(22)
Medicare Supplement	31,799		32,978		(1,179)	(4)
	32,227	33	33,528	34	(1,301)	(4)
Family Heritage Agency
Limited-benefit plans	38,144		38,005		139	—
Medicare Supplement	—		—		—	—
	38,144	39	38,005	39	139	—
Liberty National Exclusive Agency
Limited-benefit plans	14,665		13,158		1,507	11
Medicare Supplement	8		40		(32)	(80)
	14,673	15	13,198	14	1,475	11
American Income Exclusive Agency
Limited-benefit plans	9,463		8,492		971	11
Medicare Supplement	—		—		—	—
	9,463	9	8,492	9	971	11
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	3,607		3,601		6	—
	3,607	4	3,601	4	6	—
Total Net Sales
Limited-benefit plans	62,700	64	60,205	62	2,495	4
Medicare Supplement	35,414	36	36,619	38	(1,205)	(3)
Total	$98,114	100	$96,824	100	$1,290	1

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$433		$504		$(71)	(14)
Medicare Supplement	47,653		53,728		(6,075)	(11)
	48,086	46	54,232	47	(6,146)	(11)
Family Heritage Agency
Limited-benefit plans	30,311		29,314		997	3
Medicare Supplement	—		—		—	—
	30,311	29	29,314	25	997	3
Liberty National Exclusive Agency
Limited-benefit plans	11,946		10,831		1,115	10
Medicare Supplement	2		143		(141)	(99)
	11,948	12	10,974	9	974	9
American Income Exclusive Agency
Limited-benefit plans	10,188		8,869		1,319	15
Medicare Supplement	—		—		—	—
	10,188	10	8,869	8	1,319	15
Direct Response
Limited-benefit plans	—		(2)		2	(100)
Medicare Supplement	3,161		12,704		(9,543)	(75)
	3,161	3	12,702	11	(9,541)	(75)
Total First-Year Collected Premium
Limited-benefit plans	52,878	51	49,516	43	3,362	7
Medicare Supplement	50,816	49	66,575	57	(15,759)	(24)
Total	$103,694	100	$116,091	100	$(12,397)	(11)

A discussion of health operations by distribution channel follows:
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $266 million, representing 38% of Torchmark’s total health premium. Net sales were $32 million, or 33% of Torchmark’s health sales. This agency primarily produces Medicare Supplement insurance, with Medicare Supplement premium income of $257 million. The UA Independent Agency represents approximately 72% of all Torchmark Medicare Supplement premium and 90% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 5%. Total health premium increased 4%. Net sales of the Medicare Supplement product decreased 4% in 2016; individual sales were up 9%, but group sales declined 30%. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency by continuing the incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $38 million in net sales in the nine months of 2016 and 2015. Health premium income was $176 million for the nine month period of 2016, representing 25% of Torchmark’s health premium compared with $164 million or 24% of health premium in the prior year period. The average agent count was 915 for the nine months ended September 30, 2016 compared with 883 for the same period in 2015, an increase of 4%.

The Liberty National Exclusive Agency represented 21% of all Torchmark health premium income at $152 million in the nine months of 2016. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2016, health premium income in the Liberty Agency declined $6 million to $152 million from prior year premium. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in the 2016 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response unit markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $4 million of Medicare Supplement net sales in 2016.

The following table presents underwriting margin data for health insurance.
Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2016		2015		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$709,936	100	$690,221	100	$19,715	3
Net policy obligations	404,584	57	397,089	58	7,495	2
Commissions and acquisition expense	148,140	21	139,736	20	8,404	6
Insurance underwriting income before other income and administrative expense	$157,212	22	$153,396	22	$3,816	2
Underwriting income for health insurance totaled $157 million in 2016, an increase of 2% when compared with the same period in 2015. As a percentage of health premium, underwriting margins were flat for the nine months ended September 30, 2016 at 22% when compared with the same period in 2015.
Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first nine months of 2016 with the first nine months of 2015. Operating expenses consist of insurance administrative expenses and parent company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$67,683	2.9	$65,194	2.9
Other employee costs	21,834	0.9	23,102	1.0
Information technology costs	17,712	0.7	12,281	0.5
Legal costs	6,352	0.3	5,303	0.3
Other administrative costs	32,548	1.4	32,714	1.5
Total insurance administrative expenses	146,129	6.2	138,594	6.2

Parent company expense	6,360		6,662
Stock compensation expense	20,334		21,877
Non-operating fees	257		—
Total operating expenses, per Condensed Consolidated Statements of Operations	$173,080		$167,133

Insurance administrative expenses:
Increase (decrease) over prior year	5.4%		5.6%
Total operating expenses:
Increase (decrease) over prior year	3.6%		1.2%
Insurance administrative expenses were up 5.4% in 2016 when compared with the prior year period. As a percentage of total premium, insurance administrative expenses were 6.2% in both 2016 and 2015. Total operating expenses increased 3.6%. The increase in administrative expenses is primarily due to investments in information technology that will enhance our customer experience, improve our data analytic capabilities, improve our agility for future changes and bolster our information security programs. The decline in stock compensation expense was primarily due to lower expense associated with equity awards.
Investments (excess investment income), comparing the first nine months of 2016 with the first nine months of 2015. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 10—Business Segments in the Notes to the Condensed Consolidated Financial Statements. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.7 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per diluted common share of $15.34) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.
The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted share.
Excess Investment Income
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Net investment income	$601,415	$579,632	$21,783	4
Interest on net insurance policy liabilities:
Interest on reserves	(524,093)	(503,798)	(20,295)	4
Interest on deferred acquisition costs	151,546	147,282	4,264	3
Net required interest	(372,547)	(356,516)	(16,031)	4
Financing costs	(62,860)	(57,420)	(5,440)	9
Excess investment income	$166,008	$165,696	$312	—
Excess investment income per diluted share	$1.35	$1.30	$0.05	4

Average invested assets (at amortized cost)	$14,339,950	$13,636,712	$703,238	5
Average net insurance policy liabilities (1)	8,896,284	8,532,445	363,839	4
Average debt and preferred securities (at amortized cost)	1,361,234	1,345,264	15,970	1
(1) Net of deferred acquisition costs, excluding the attributed unrealized gains and losses thereon.

Excess investment income is defined as net investment income less both the required interest attributable to net policy liabilities and the interest on debt. For the 2016 period, excess investment income was flat at $166 million when compared with the same period in 2015. On a per common share basis, excess investment income increased 4% as a result of our share repurchase program. Excess investment income has been negatively impacted during recent years by low interest rates and the turnover of higher yielding assets in the portfolio. It has also been negatively affected by certain aspects of our Medicare Part D business as discussed below and because of the additional interest costs resulting from the issuance of the new 6.125% Junior Subordinated debt security prior to the maturity of the 6.375% Senior Notes as discussed below. Absent the additional financing costs incurred from the debt security, excess investment income would have increased by 2% over the same period in 2015, or 6% on a per share basis.
Net investment income rose $22 million or 4% in 2016, below the 5% increase in average invested assets (with fixed maturities at amortized cost) over the same period last year. The effective annual yield on the fixed maturity portfolio was 5.80% in the first nine months of 2016, compared with 5.84% a year earlier. The reduction in the average portfolio yield rate was primarily a result of lower new money yield rates available and reinvesting proceeds from bonds that were called in 2016 at yield rates less than the rates we earned on the bonds before they were called. We currently expect that the average turnover of fixed maturity assets during the next five years will not exceed 1% to 2% of the portfolio and that this turnover will not have a material negative impact on investment income.
Net investment income has also been negatively affected in 2016 by the CMS requirement for us to cover Medicare Part D claim costs in the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. We incurred extensive upfront costs in 2015 that will not be reimbursed by CMS until November 2016. We also experience delays from the time certain claims are paid until related drug rebates are received from various pharmaceutical companies. These delays cause a lag in the timing of investable cash flows that result in lower investment income than would have been earned absent the delays. We expect cash flows to improve in the latter part of 2016 and in 2017 as these receivables are collected.
Should interest rates rise, especially long-term rates, Torchmark's net investment income would benefit due to higher interest rates on new purchases. We could withstand an increase in interest rates of approximately 100 to 105 basis points before the net unrealized gains on our fixed maturity portfolio as of September 30, 2016 would be eliminated (assuming there were no credit related valuation declines). Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.
Required interest on net insurance policy liabilities reduces net investment income as it is the amount of net investment income considered by management necessary to “fund” the required interest included in the insurance segments. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the interest required by the insurance segments. As discussed in Note 10—Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.
Required interest on net insurance policy liabilities increased $16 million or 4% to $373 million, in line with the growth in average net interest-bearing insurance policy liabilities.
Financing costs on our debt increased 9% to $63 million from $57 million for the same period in 2015. The additional interest expense resulted primarily from the issuance of our new 6.125% Junior Subordinated Debt security seventy days before the maturity and repayment of our 6.375% Senior Notes. More information concerning debt can be found in the Capital Resources section of this report.
Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Interest on funded debt	$57,647	$53,375	$4,272	8
Interest on term loan	536	—	536	—
Interest on short term debt	4,674	4,042	632	16
Other	3	3	—	—
Financing costs	$62,860	$57,420	$5,440	9

Investments (acquisitions), comparing the first nine months of 2016 with the first nine months of 2015. Torchmark’s investment policy calls for investing in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.
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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2016(1)	2015
Cost of acquisitions:
Corporate securities	$910,085	$688,117
Other	15,737	42,027
Total fixed maturity acquisitions	$925,822	$730,144
Effective annual yield(2)	4.73%	4.71%
Average life, in years to:
Next call	24.1	27.7
Maturity	24.8	28.7
Average rating	BBB+	BBB+

(1) Total fixed maturity acquisitions include $15.7 million of unsettled trades.
(2) One-year compounded yield on a tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.
Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2016 was as follows:
Invested Assets At September 30, 2016
(Dollar amounts in thousands)

	Amount	% of Total
Fixed maturities (at amortized cost)	$13,944,467	96
Policy loans	499,085	3
Other long-term investments	56,581	—
Short-term investments	65,904	1
Total	$14,566,037	100
Approximately 96% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up approximately 3% of our investments. We also have insignificant investments in other long-term investments. As fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarizes certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2016.
Fixed Maturities by Sector
(Dollar amounts in thousands)

	Below Investment Grade				Total FIxed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$58,435	$3,415	$(3,517)	$58,333	$1,999,750	$305,338	$(8,590)	$2,296,498	15	15
Banks	41,570	613	(5,625)	36,558	659,552	100,427	(5,875)	754,104	5	5
Other financial	74,954	—	(15,605)	59,349	584,601	68,179	(15,784)	636,996	4	4
Total financial	174,959	4,028	(24,747)	154,240	3,243,903	473,944	(30,249)	3,687,598	24	24
Utilities
Electric	9,642	1,603	—	11,245	1,509,167	330,310	(3,772)	1,835,705	11	12
Gas and water	—	—	—	—	472,329	66,856	(44)	539,141	3	3
Total utilities	9,642	1,603	—	11,245	1,981,496	397,166	(3,816)	2,374,846	14	15
Industrial - Energy
Pipelines	45,400	82	(3,462)	42,020	832,217	79,463	(16,124)	895,556	6	6
Exploration and production	28,965	11	(1,514)	27,462	532,036	49,031	(12,946)	568,121	4	3
Oil field services	33,883	—	(9,672)	24,211	83,761	8,747	(9,673)	82,835	1	1
Refiner	—	—	—	—	63,001	10,803	—	73,804	—	—
Driller	54,662	—	(18,943)	35,719	54,662	—	(18,943)	35,719	—	—
Total energy	162,910	93	(33,591)	129,412	1,565,677	148,044	(57,686)	1,656,035	11	10
Industrial - Basic materials
Chemicals	—	—	—	—	491,463	47,019	(964)	537,518	3	3
Metals and mining	107,114	237	(3,999)	103,352	405,308	37,478	(4,192)	438,594	3	3
Forestry products and paper	—	—	—	—	112,830	15,629	(5)	128,454	1	1
Total basic materials	107,114	237	(3,999)	103,352	1,009,601	100,126	(5,161)	1,104,566	7	7
Industrial - Consumer, non-cyclical	13,270	1,526	—	14,796	1,424,387	205,953	(198)	1,630,142	10	10
Other industrials	80,383	3,616	(688)	83,311	1,162,082	189,198	(1,837)	1,349,443	9	9
Industrial - Transportation	26,668	—	(3,220)	23,448	575,796	95,320	(3,399)	667,717	4	4
Other corporate sectors	116,774	1,924	(4,236)	114,462	1,185,851	171,986	(5,757)	1,352,080	9	9
Total corporates	691,720	13,027	(70,481)	634,266	12,148,793	1,781,737	(108,103)	13,822,427	88	88
Other fixed maturities:
Government (U.S., municipal, and foreign)	552	—	(159)	393	1,676,626	215,262	(618)	1,891,270	12	12
Collateralized debt obligations	60,857	14,062	(11,637)	63,282	60,857	14,062	(11,637)	63,282	—	—
Other asset-backed securities	—	—	—	—	54,060	2,214	—	56,274	—	—
Mortgage-backed securities(1)	—	—	—	—	4,131	317	(1)	4,447	—	—
Total fixed maturities	$753,129	$27,089	$(82,277)	$697,941	$13,944,467	$2,013,592	$(120,359)	$15,837,700	100	100
(1) Includes GNMA's.

At September 30, 2016, fixed maturities had a fair value of $15.8 billion, compared with $13.8 billion at December 31, 2015. The net unrealized gain position in the fixed-maturity portfolio increased from $506 million at December 31, 2015 to $1.9 billion at September 30, 2016, primarily as a result of a decrease in Treasury rates. The September 30, 2016 net unrealized gain consisted of gross unrealized gains of $2.0 billion offset by $120 million of gross unrealized losses, compared with the December 31, 2015 net unrealized gain which consisted of a gross unrealized gain of $1.1 billion and a gross unrealized loss of $564 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% at both amortized cost and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2016, the financial, utility, and energy sectors represented approximately 24%, 14%, and 11%, respectively, of fixed maturities at amortized cost and 24%, 15%, and 10%, respectively, of fixed maturities at fair value. Otherwise, no single sector represented more than 10% of the corporate fixed maturity portfolio at either amortized cost or fair value. The total fixed maturity portfolio consists of 577 issuers, with 206 issuers within the financial, utility, and energy sectors.

The net unrealized gain of the fixed maturity portfolio increased $1.4 billion from December 31, 2015. The financial, utility, energy and basic materials sectors experienced increases of $156 million, $197 million, $256 million, and $180 million, respectively, in net unrealized gains from December 31, 2015 to September 30, 2016. The fair values of the financial, utility, energy, and basic materials sectors increased approximately 7%, 8%, 18%, and 21%, respectively, while the fair value of the entire portfolio increased 15% for the period. Over the last two quarters, oil and many other commodity prices have increased meaningfully to the benefit of our holdings in the energy and basic materials sectors.  While a sustained period of low prices might lead to some downgrades in ratings, we do not currently anticipate any losses from defaults or write-downs in the foreseeable future.
An analysis of the fixed maturity portfolio at September 30, 2016 by a composite quality rating is shown in the table below. The composite quality rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard and Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	September 30, 2016
	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$676,082	5	$746,403	5
AA	1,347,191	10	1,550,702	10
A	3,790,755	27	4,594,386	29
BBB+	3,194,295	23	3,664,921	23
BBB	2,675,452	19	2,981,541	19
BBB-	1,507,563	11	1,601,806	10
Investment grade	13,191,338	95	15,139,759	96
Below investment grade:
BB	415,494	3	386,784	2
B	239,655	1	200,054	1
Below B	97,980	1	111,103	1
Below investment grade	753,129	5	697,941	4
	$13,944,467	100	$15,837,700	100
Of the $13.9 billion of fixed maturities at amortized cost as of September 30, 2016, $13.2 billion or 95% were investment grade with an average rating of A-. Below-investment-grade bonds were $753 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 19% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2016. Overall, the total portfolio was rated A- based on amortized cost, the same as at the end of 2015.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first nine months of 2016 is as follows:
Below-Investment-Grade Bonds
(Dollars amounts in thousands)

Balance as of December 31, 2015	$640,150
Downgrades by rating agencies	162,521
Upgrades by rating agencies	(40,651)
Disposals	(11,903)
Amortization and other	3,012
Balance as of September 30, 2016	$753,129

Our investment policy is to acquire only investment-grade obligations. Thus, any increases in below-investment-grade issues are a result of ratings downgrades of existing holdings. Our investment portfolio contains no commercial mortgage-backed securities. We have no direct investments in residential mortgages, nor do we have any counterparty risks as we are not a party to any derivative contracts, including credit default swaps. We do not participate in securities lending, we have no off-balance sheet investments, and we have only insignificant exposures to European Sovereign debt consisting of $2 million of German government bonds. Our exposure to direct obligations of the Commonwealth of Puerto Rico at September 30, 2016 was less than $600 thousand. On June 23, 2016, the United Kingdom voted to depart the European Union (EU) under the referendum commonly referred to as "Brexit." Although the formal separation from the EU will take time, the nature and extent of the effects on interest rates and economic performance are uncertain at this time. We do not expect an increase in other-than-temporary impairments on our limited exposure related to this event.

Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	September 30, 2016	December 31, 2015	September 30, 2015
Average annual effective yield (1)	5.76%	5.83%	5.82%
Average life, in years, to:
Next call (2)	17.6	17.8	18.0
Maturity (2)	19.9	20.3	20.4
Effective duration to:
Next call (2)(3)	10.8	10.2	10.4
Maturity (2)(3)	11.6	11.2	11.4

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
Realized Gains and Losses, comparing the first nine months of 2016 with the first nine months of 2015. As discussed in Note 10—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.
The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2016		2015
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Investment sales	$3,847	$0.03	$(61)	$—
Investments called or tendered	995	0.01	4,701	0.04
Other	215	—	477	—
Total	$5,057	$0.04	$5,117	$0.04

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

Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first nine months of 2016, the Parent Company received $273 million of cash dividends from subsidiaries, compared with $315 million in 2015. For the full year 2016, cash dividends from subsidiaries are expected to total approximately $430 million.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, and a credit facility. At September 30, 2016, the Parent Company had $138 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Credit Facility. We have a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. We may request the extension, however it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which we may issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest on the commercial paper program is charged at variable rates. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of September 30, 2016, we were in full compliance with these covenants.

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
Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2016	December 31, 2015	September 30, 2015
Balance of commercial paper at end of period (par value)	$266,000	$240,544	$368,868
Annualized interest rate	0.85%	0.55%	0.48%
Letters of credit outstanding	$177,000	$177,000	$198,000
Remaining amount available under credit line	307,000	332,456	183,132

	Nine Months Ended September 30,
	2016	2015
Average balance of commercial paper outstanding during period (par value)	$297,065	$353,596
Daily-weighted average interest rate (annualized)	0.81%	0.40%
Maximum daily amount outstanding during period (par value)	$412,676	$458,110
Our balance of commercial paper outstanding at September 30, 2016 was $266 million compared with $241 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the nine month periods ended September 30, 2016 and 2015.
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

Consolidated liquidity. Consolidated net cash inflows from continuing operations were $889 million in the first nine months of 2016, compared with $849 million in the same period of 2015. In addition to cash inflows from continuing operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities available for sale in the amount of $179 million during the 2016 period. As previously noted under the caption Credit Facility, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short term investments were $171 million at September 30, 2016, compared with $116 million at December 31, 2015. In addition to these liquid assets, the entire $15.8 billion (fair value at September 30, 2016) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A . We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
Capital Resources. Our insurance subsidiaries maintain capital at a level adequate to support their current operations and meet the requirements of the regulatory authorities and the rating agencies. Our insurance subsidiaries generally target a capital ratio of around 325% of Company Action Level required regulatory capital under Risk-Based Capital (RBC), a measure established by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient because of our insurance companies’ strong reliable cash flows and the relatively lower risk of our policy liabilities. Additionally, the ratio exceeds regulatory requirements and has been in line with rating agency expectations for Torchmark.
As of December 31, 2015, our insurance subsidiaries had a consolidated RBC ratio of 317%. Although Torchmark does not calculate RBC on a quarterly basis, we are estimating that our 2016 RBC ratio will come in slightly below the 325% ratio as a result of lower beginning of the year capital levels and downgrades in our investment portfolio through June 30th. With the combination of proceeds from our second quarter debt issuances, capital generated from the sale of the Medicare Part D business, and potential upgrades in our investment portfolio, we are comfortable with our ability to meet responsible RBC levels in 2016 and return to our targeted 325% in 2017.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above, current maturities of the term loan, and current maturities of funded debt), long-term debt (comprised of long-term maturities of funded debt and long term maturities of the term loan), and shareholders’ equity.

The outstanding long-term debt at book value was $1.1 billion at September 30, 2016 and $744 million at December 31, 2015. The increase in long-term debt this quarter as compared to prior year is attributed to the $250 million reclass of the 6.375% Senior Notes into short-term debt in prior year as a result of the upcoming maturity. An analysis of debt issues outstanding is as follows at September 30, 2016.
Selected Information about Debt Issues
at September 30, 2016
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Notes	2023	7.875%		$165,612	$164,050	$205,909
Senior Notes	2019	9.250%		292,647	291,314	347,815
Senior Notes(1)	2022	3.800%		150,000	148,119	159,340
Junior Subordinated Debentures	2052	5.875%		125,000	120,922	131,800
Junior Subordinated Debentures	2036	4.150%	(2)	20,000	20,000	20,000
Junior Subordinated Debentures	2056	6.125%		300,000	290,389	326,640
Term loan(3)	2021	1.774%	(4)	100,000	100,000	100,000
				1,153,259	1,134,794	1,291,504
Less current maturity of term loan(3)				1,250	1,250	1,250
Total long-term debt				1,152,009	1,133,544	1,290,254

Current maturity of term loan(3)				1,250	1,250	1,250
Commercial paper				266,000	265,642	265,642
Total short term debt				267,250	266,892	266,892

Total debt				$1,419,259	$1,400,436	$1,557,146

(1) An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2) Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
(3) The current amount of the term loan due of $1.3 million is classified as short term debt.
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
As previously noted under the caption Results of Operations in this report, we acquired 4.2 million of our outstanding common shares under our share repurchase program during the first nine months of 2016. These shares were acquired at a cost of $240 million (average of $57.58 per share), compared with purchases of 4.9 million shares at a cost of $276 million (average of $56.50 per share) in the first nine months of 2015.
On September 8, 2016, the Company announced that it had declared a quarterly dividend of $0.14 per share. This dividend was paid on November 1, 2016.
Shareholders’ equity was $5.1 billion at September 30, 2016. This compares with $4.1 billion at December 31, 2015 and $4.3 billion at September 30, 2015. During the nine months since December 31, 2015, shareholders’ equity was increased by $898 million of after-tax unrealized gains in the fixed-maturity portfolio, as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $414 million. Share purchases of $240 million noted above during the period reduced shareholders’ equity.
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
Selected Financial Data
(Dollar amounts in thousands, except for per share data)

	At
	September 30, 2016		December 31, 2015		September 30, 2015
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$15,837,700	$1,893,233	$13,758,024	$506,153	$14,080,199	$913,951
Deferred acquisition costs (2)	3,739,526	(12,698)	3,617,135	(7,869)	3,569,669	(11,510)
Total assets	22,077,031	1,880,535	19,853,213	498,284	20,156,828	902,441
Short-term debt	266,892	—	490,129	—	618,236	—
Long-term debt	1,133,544	—	743,733	—	743,518	—
Shareholders' equity	5,086,383	1,222,348	4,055,552	323,885	4,283,302	586,587

Book value per diluted share	41.94	10.08	32.71	2.62	34.21	4.68
Debt to capitalization (3)	21.6%	(5.0)%	23.3%	(1.5)%	24.1%	(2.8)%

Diluted shares outstanding(4)	121,271		123,996		125,202
Actual shares outstanding	118,895		122,370		123,717

(1) Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2) Includes the value of insurance purchased.
(3) Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.
(4) The 2016 diluted shares outstanding was adjusted to exclude excess tax benefits from the assumed proceeds in the diluted share calculation as a result of the prospective adoption of ASU 2016-09.

Interest coverage was 10.5 times in the 2016 nine months, compared with 11.3 times in the 2015 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2016.

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
As of the end of the fiscal quarter completed September 30, 2016, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
As of the date of this Form 10-Q for the quarter ended September 30, 2016, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Item 1A. Risk Factors
Torchmark has had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)    Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016	223,768	$61.10	223,768
August 1-31, 2016	841,859	62.07	841,859
September 1-30, 2016	659,228	64.40	659,228
At its August 4, 2016 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended September 30, 2016

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 4, 2016	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: November 4, 2016	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: November 4, 2016	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer