Form 10-K
period 2016-12-31
TORCHMARK CORP
filed 2017-02-27
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,409,307,020 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2017
Common Stock, $1.00 par value per share	117,761,153 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2017 (Proxy Statement)	Part III

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

Torchmark’s website is: www.torchmarkcorp.com. Torchmark makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Other information included in Torchmark's website is not incorporated into this filing.

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to working families.	6,870 producing agents in the U.S., Canada, and New Zealand.
Globe Life Direct Response	Globe Life And Accident Insurance Company McKinney, Texas	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement to middle-income Americans.	Nationwide distribution through direct-to-consumer channels; including direct mail, electronic media and insert media.
Family Heritage Exclusive Agency	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to middle-income families.	909 producing agents in the U.S.
Liberty National Exclusive Agency	Liberty National Life Insurance Company McKinney, Texas	Individual life and supplemental health insurance marketed to middle-income families.	1,758 producing agents in the U.S.
United American Independent Agency	United American Insurance Company McKinney, Texas	Medicare Supplement coverage to Medicare beneficiaries and, to a lesser extent, supplemental limited-benefit health coverage to people under age 65.	4,144 independent producing agents in the U.S.

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

	Annualized Premium in Force (Amounts in thousands)
	2016	2015	2014
Whole life:
Traditional	$1,471,054	$1,378,290	$1,296,403
Interest-sensitive	47,358	50,808	54,490
Term	657,797	642,599	619,782
Other	86,527	78,801	73,870
	$2,262,736	$2,150,498	$2,044,545

The distribution methods for life insurance products include direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	Annualized Premium in Force (Amounts in thousands)
	2016	2015	2014
Globe Life Direct Response	$782,222	$757,518	$721,261
Exclusive agents:
American Income	966,990	880,021	807,935
Liberty National	288,005	284,597	285,201
Independent agents:
United American	13,292	14,488	15,831
Other	212,227	213,874	214,317
	$2,262,736	$2,150,498	$2,044,545

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

On July 1, 2016, Torchmark sold its Medicare Part D business to an unaffiliated third party. Torchmark decided to exit its Medicare Part D business due to declining margins, increased risks, higher drug costs, and increased administrative and compliance costs. Management believes this sale allows the Company to better focus on its core protection life and health insurance businesses. As the historical results for the Medicare Part D business are accounted for as discontinued operations, all business results and relevant forward looking statements of the Company are reported as continuing operations, excluding the Medicare Part D business.  For further discussion of the disposition of the Medicare Part D business, see Note 6—Discontinued Operations in the Notes to the Consolidated Financial Statements.

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2016 by product category.

	Annualized Premium in Force (Amounts in thousands)
	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$502,691	51	$498,696	51	$488,142	52
Limited-benefit plans	495,943	49	474,346	49	459,181	48
	$998,634	100	$973,042	100	$947,323	100

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2016 by distribution method.

	Annualized Premium in Force (Amounts in thousands)
	2016	2015	2014
Direct Response	$74,261	$72,423	$72,659
Exclusive agents:
Liberty National	210,260	216,139	226,599
American Income	78,947	74,058	71,942
Family Heritage	249,857	234,120	217,742
Independent agents:
United American	385,309	376,302	358,381
	$998,634	$973,042	$947,323

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ended December 31, 2016 comprised less than 1% of premium.

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

Reserves

The life insurance policy reserves reflected in Torchmark’s financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Torchmark’s reserves are reported in Note 1—Significant Accounting Policies in the Notes to the Consolidated Financial Statements. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Fixed maturities represented 96% of total investments at fair value at December 31, 2016. (See Note 4—Investments in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.)

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

Personnel

At the end of 2016, Torchmark had 3,128 employees.

Item 1A. Risk Factors

Risks Related to Our Business

Product Marketplace and Operational Risks:

The insurance industry is a regulated industry, populated by many public and private companies. We operate in the life and health insurance sectors of the insurance industry, each with its own set of risks.

The development and maintenance of our various distribution systems are critical to growth in product sales and profits. As our insurance sales are primarily made to individuals, rather than groups, and the face amounts of life policies sold are lower than those of policies sold in the higher income market, the development and maintenance of direct-to-consumer systems and development and retention of adequate numbers of producing agents to support sales growth in this market are critical. Adequate compensation that is competitive with other career opportunities and that also motivates producing agents to increase sales is critical. In Globe Life Direct Response, continuous development of new methods of reaching the consumer and cost efficiency are key. Less than optimum execution of these strategies may result in reduced sales and profits.

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

Variations in expected to actual rates of mortality, morbidity, and persistency could materially negatively affect our results of operations and financial condition. We establish a liability for our policy reserves to pay future policyholder benefits and claims. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity, and persistency as well as the timing of premium and benefit payments. Even though our actuaries continually test expected-to-actual results, actual levels that occur may differ significantly from the levels assumed when premium rates were first set. Accordingly, we cannot determine with precision the ultimate amounts of claims or benefits that we will pay or the timing of such payments. Significant adverse variations from the levels assumed when policy reserves are first set could require policy obligations to be increased and negatively affect our profit margins and income.

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

Rating agencies also publish credit ratings for us. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to our overall ability to access certain types of liquidity. Actual or anticipated downgrades in our credit ratings, or an announcement that our ratings are under further review for a downgrade, could potentially have a negative effect on our operations, by limiting our access to capital markets, increasing the cost of debt, or impairing our ability to raise capital to refinance maturing debt obligations, thereby potentially limiting our capacity to support growth at our insurance subsidiaries or making it more difficult to maintain or improve the current financial strength ratings of our insurance subsidiaries.

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

Life Insurance Marketplace Risk:

Our life products are sold in selected niche markets. We are at risk should any of these markets diminish. We have several life distribution channels that focus on distinct market niches, two of which are labor union members and sales via Globe Life Direct Response solicitation. Deterioration of our relationships with organized labor or adverse changes in the public’s receptivity to direct response marketing initiatives could negatively affect this business.

Health Insurance Marketplace Risks:

The health insurance market is subject to substantial regulatory scrutiny. Regulatory changes could impact our Medicare Supplement and other supplemental health businesses. The nature and timing of any such changes cannot be predicted and could have a material adverse effect on that business.

Competition in the health insurance market can be significant. Sales of our health insurance products are subject to competition from other health insurance companies and alternative healthcare providers, such as those that provide alternatives to traditional Medicare to seniors. In addition, some insurers may be willing to significantly reduce their profit margins or underprice new sales in order to gain market share. We choose not to compete for market share based on these terms. Accordingly, changes in the competitive landscape, including the pricing strategies employed by our competitors, could negatively impact the future sales of our health insurance products.

Obtaining timely and appropriate premium rate increases for certain health insurance policies is critical. A significant percentage of the health insurance premiums that our insurance subsidiaries earn is from Medicare Supplement insurance. Medicare Supplement insurance and the terms under which the premiums for such policies may be increased are highly regulated at both the state and federal level. As a result, it is characterized by lower profit margins than life insurance and requires strict administrative discipline and economies of scale for success. Because Medicare Supplement policies are coordinated with the federal Medicare program, which experiences health care inflation every year, annual premium rate increases for the Medicare Supplement policies are necessary. Obtaining timely rate increases is of critical importance to our success in this market. Accordingly, the inability of our insurance subsidiaries to obtain approval of premium rate increases in a timely manner from state insurance regulatory authorities in the future could adversely impact their profitability and thus our results of operations and financial condition.

Information Security and Technology Risks:

The failure to maintain effective and efficient information systems at the Company could compromise secure data thereby adversely affecting our financial condition and results of operations.

Our business operations are highly dependent upon information technology systems to provide efficient and resilient business operations. Malicious actors, employee errors or disasters affecting these information systems could impair our business operations, regulatory compliance and financial condition. To the extent our information systems may be breached by malicious actors, employee malfeasance or technological attacks, an attacker could circumvent security measures in order to alter or delete customer or proprietary information from our systems. In addition, we may not become aware of sophisticated or advanced cyber attacks for some time after they occur, thereby increasing the Company's exposure.

Employee errors in the handling of our information or technology systems may inadvertently result in unauthorized access to customer or proprietary information, or an inability to use our information technology systems to efficiently support business operations.

In addition, an increasing number of states require that customers be notified of unauthorized access, use or disclosure of their confidential information. Any such breach of confidential information could damage our reputation in the marketplace, deter potential customers from purchasing our products, result in the loss of existing customers, subject us to significant civil and criminal liability, or require us to incur significant technical, legal or other expenses.

In the event of a disaster, such as a natural catastrophe, an industrial accident, a blackout, or a terrorist attack or war, our computer systems may be inaccessible to our employees or customers for a period of time. A disaster or natural catastrophe, an industrial accident, terror attack or war may make our information systems unavailable to support business operations for a period of time, affecting our systems, physical business operations, and financial condition. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed and if existing contingency plans cannot function as designed.

Reputational Risk:

Damage to the reputation of Torchmark or its subsidiaries could affect our ability to conduct business. Negative publicity through traditional media, internet, social media, and other public forums could damage our reputation and adversely impact our agent recruiting efforts, the ability to market our products, and the persistency of our block of inforce policies. As discussed above in Information Security and Technology Risks, the Company could be subjected to adverse publicity as a result of a significant security breach.

Investment Risks:

Our investments are subject to market and credit risks. Significant downgrades, delinquencies and defaults in our investment portfolio could potentially result in lower net investment income and increased realized and unrealized investment losses. Our invested assets are subject to the customary risks of defaults, downgrades and changes in market values. Our investment portfolio consists, almost exclusively, of fixed maturity and short-term investments. A significant portion of our fixed maturity investments is comprised of corporate bonds, exposing us to the risk that individual corporate issuers will not have the ability to make required interest or principal payments on the investment. Factors that may affect both market and credit risks include interest rate levels, financial market performance, disruptions in credit markets, general economic conditions, legislative changes, particular circumstances affecting the businesses or industries of each issuer and other factors beyond our control.

Additionally, as the majority of our investments are longer-term fixed maturities that we typically hold until maturity, significant increases in interest rates, widening of credit spreads or inactive markets associated with market downturns could cause a material temporary decline in the fair value of our fixed investment portfolio, even with regard to performing assets. These declines could cause a material increase in unrealized losses in our investment portfolio. Significant unrealized losses can substantially reduce our capital position and shareholders’ equity. It is possible that our investment in certain of these securities with unrealized losses may experience a default event and that a portion or all of that unrealized loss may not be recoverable. In that case, the unrealized loss will be realized, at which point we would take an impairment charge, reducing our net income.

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

Changes in interest rates could negatively affect income. Declines in interest rates expose insurance companies to the risk that they will fail to earn the level of interest on investments assumed in pricing products and in setting discount rates used to calculate the net policy liabilities. While we attempt to manage our investments to earn an excess investment income spread, we provide no assurance that a significant and persistent decline in interest rates will not materially affect such spreads. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. These calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower rates.

Increases in interest rates could cause the fair value of securities within our bond portfolio to decline. A rise in interest rates could also result in certain policyholders surrendering their annuity policies for cash thereby potentially requiring our insurance subsidiaries to liquidate bonds if other sources of liquidity are not available to meet their obligations. In such a case, realized losses could result from such sales and could adversely affect our statutory income and results of operations.

Liquidity Risks:

Our ability to fund operations is substantially dependent on funds available, primarily dividends, from our insurance subsidiaries. As a holding company with no direct operations, our principal asset is the capital stock of our insurance subsidiaries, which periodically declare and distribute dividends on their capital stock. Moreover, our liquidity, including our ability to pay our operating expenses and to make principal and interest payments on debt securities or other indebtedness owed by us, as well as our ability to pay dividends on our common stock or any preferred stock, depends significantly upon the surplus and earnings of our insurance subsidiaries and the ability of these subsidiaries to pay dividends or to advance or repay funds to us. Other sources of liquidity include a variety of short-term and long-term instruments, including our credit facility, commercial paper, long-term debt, intercompany financing, and reinsurance.

The principal sources of our insurance subsidiaries’ liquidity are insurance premiums, as well as investment income, maturities, repayments and other cash flow from our investment portfolio. Our insurance subsidiaries are subject to various state statutory and regulatory restrictions applicable to insurance companies that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us, including laws establishing minimum solvency and liquidity thresholds. For example, in the states where our companies are domiciled, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are restricted based on regulations by their state of domicile. Accordingly, impairments in invested assets or a disruption in our insurance subsidiaries’ operations that reduces their capital or cash flow could limit or disallow payment of dividends to us, a principal source of our cash flow.

We can give no assurance that more stringent restrictions will not be adopted from time to time by states in which our insurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts paid to us by our subsidiaries. Although we do not anticipate changes, changes in these laws could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses. Additionally, if our insurance subsidiaries were unable to obtain approval of premium rate increases in a timely manner from state insurance regulatory authorities, their profitability, and their ability to declare and distribute dividends to us could be negatively impacted. Limitations on the flow of dividends from our subsidiaries could limit our ability to service and repay debt or to pay dividends on our capital stock.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital. Should treasury rates increase or credit spreads widen in the future, the interest rate on any new debt obligation we may issue could increase, and our net income could be reduced. In addition, if the credit and capital markets were to experience significant disruption, uncertainty, and instability, these conditions could adversely affect our access to capital. Such market conditions may limit our ability to replace maturing liabilities (in a timely manner or at all) and/or access the capital necessary to grow our business.

In the unlikely event that current sources of liquidity do not satisfy our needs, we may have to seek additional financing or raise capital. The availability and cost of additional financing or capital will depend on a variety of factors such as market conditions, the general availability of credit or capital, the volume of trading activities, the overall availability of credit to the insurance industry and our credit ratings and credit capacity. Additionally, customers, lenders, or investors could develop a negative perception of our long- or short-term financial prospects if we were to incur large investment losses or if the level of our business activity decreases due to a market downturn. Our access to funds may also be impaired if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all. As such, we may be forced to delay raising capital, issue shorter term securities than we prefer or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. As a result, our results of operations, financial condition and cash flows could be materially negatively affected.

Regulatory Risks:

Our businesses are heavily regulated, and changes in regulation may reduce our profitability and growth. Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they do business. The primary purpose of this supervision and regulation is the protection of our policyholders, not our investors. State agencies have broad administrative power over numerous aspects of our business, including premium rates and other terms and conditions that we can include in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, licensing of agents, policy forms, capital adequacy, solvency, reserves, and permitted investments. Also, regulatory authorities have relatively broad discretion to grant, renew or initiate procedures to revoke licenses or approvals. The insurance laws, regulations and policies currently affecting Torchmark and its insurance subsidiaries may change at any time, possibly having an adverse effect on our business. Should these changes to our business occur, we may be unable to maintain all required licenses and approvals, and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of such laws and regulations, which may change from time to time. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities and/or impose substantial fines.

We cannot predict the timing or substance of any future regulatory initiatives. In recent years, there has been increased scrutiny of insurance companies, including our insurance subsidiaries, by insurance regulatory authorities, which has included more extensive examinations and more detailed review of disclosure documents. These regulatory authorities may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. Such actions could result in substantial fines, penalties, or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations, or financial condition. Additionally, changes in the overall legal or regulatory environment may, even absent any particular regulatory authority’s interpretation of an issue changing, cause us to change our views regarding the actions that we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow, impact regulatory capital requirements, or otherwise negatively impact the profitability of our business.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Record and Consumer Protection Act of 2010 established a Federal Insurance Office (FIO) within the Department of the Treasury, and the Affordable Care Act and a Financial Stability Oversight Council (FSOC) created the Center for Consumer Information and Insurance Oversight (CCIIO), originally established under the Department of Health and Human Services and subsequently transferred to the Centers for Medicare and Medicaid Services (CMS). The creation of these insurance regulatory offices may indicate that the federal government intends to play a larger role in the direct oversight or regulation of the insurance industry. We cannot predict what impact, if any, the FIO, FSOC and CCIIO, as well as any other proposals for federal oversight or regulation of insurance could have on our business, results of operations, or financial condition.

Changes in U.S. federal income tax law could increase our tax costs. Changes to the Internal Revenue Code, administrative rulings, or court decisions affecting the insurance industry, including the products it offers, could increase our effective tax rate and lower our net income, or negatively affect our ability to sell some of our products.

Changes in accounting standards issued by accounting standard-setting bodies may affect our financial statements, reduce our reported profitability, and change the timing of profit recognition. Our financial statements are subject to the application of GAAP and accounting practices as promulgated by the National Association of Insurance Commissioners’ statutory accounting practices (NAIC SAP), which principles are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. Further, standard setters have a full agenda of unissued topics under review at any given time, many of which have the potential to negatively impact our profitability.

Non-compliance with restrictions on patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, could materially adversely affect our reputation and business operations. The collection, maintenance, use, disclosure and disposal of individually identifiable data by our insurance subsidiaries are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as that term is defined in the HIPAA regulations). Noncompliance with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation and results of operations and could include material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business and injunctive relief.

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

Item 1B. Unresolved Staff Comments

As of December 31, 2016, Torchmark had no unresolved staff comments.

Item 2. Properties

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Torchmark owns and occupies a 300,000 square foot facility in McKinney, Texas. This facility is Torchmark’s corporate headquarters and also houses the operations of a subsidiary, United American, as well as many operations of other subsidiaries. In addition, United American leases 5,000 square feet of space in Omaha, Nebraska and, through a subsidiary, leases 2,500 square feet of office space in Syracuse, New York.

Liberty National, also in McKinney, Texas, leases a 24,000 square foot facility in Hoover, Alabama (a Birmingham suburb). An 8,000 square foot facility is leased for storage in Pelham, Alabama.

Globe leases 34,000 square feet of office area in the Cotter Tower building located in downtown Oklahoma City, Oklahoma. Globe also leases 11,000 square feet at a nearby facility used for storage. Globe Marketing Services, a subsidiary of Globe, owns a 133,000 square foot facility in Oklahoma City which houses the Globe Life Direct Response operation.

American Income owns and occupies two buildings located in Waco, Texas: 70,000 square foot building for corporate operations and a 43,000 square foot printing facility. American Income also leases 10,800 square feet in a building across the street from the main office building. American Income also leases office space throughout the United States to support its marketing operations.

Family Heritage owns 50% of a partnership that owns a 66,000 square foot building in Broadview Heights, Ohio (a suburb of Cleveland), serving as Family Heritage’s headquarters. The partnership also leases a portion of the building to unrelated tenants.

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
See further discussion of litigation and unclaimed property audits in Note 15—Commitments and Contingencies.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 2,808 shareholders of record on December 31, 2016, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are presented in the following table.

		2016 Market Price		Dividends Per Share
Quarter		High	Low
1		$57.01	$48.58	$0.1350
2		62.39	52.83	0.1400
3		65.21	60.38	0.1400
4		74.83	63.17	0.1400
Year-end closing price	$73.76
		2015 Market Price		Dividends Per Share
Quarter		High	Low
1		$55.66	$50.07	$0.1267
2		59.15	54.98	0.1350
3		63.12	55.62	0.1350
4		61.19	55.36	0.1350
Year-end closing price	$57.16

The line graph shown below compares Torchmark’s cumulative total return on its common stock with the cumulative total returns of the Standard and Poor’s 500 Stock Index (S&P 500) and the Standard and Poor’s Life & Health Insurance Index (S&P Life & Health Insurance). Torchmark is one of the companies whose stock is included within both the S&P 500 and the S&P Life & Health Insurance Index.
*100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ended December 31st.
(Copyright © 2017 Standard & Poor's, a division of S&P Global. All rights reserved.)

Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2016

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2016	411,933	$64.36	411,933
November 1-30, 2016	175,770	62.40	175,770
December 1-31, 2016	757,089	73.90	757,089

On August 4, 2016, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum number of shares to be purchased.

Item 6. Selected Financial Data
The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:
(Amounts in thousands except per share and percentage data)

Year ended December 31,	2016	2015	2014	2013	2012
Premium revenue:
Life	$2,189,333	$2,073,065	$1,966,300	$1,885,332	$1,808,524
Health	947,663	925,520	869,440	863,818	730,019
Other	38	135	400	532	559
Total	3,137,034	2,998,720	2,836,140	2,749,682	2,539,102
Net investment income	806,903	773,951	758,286	734,650	716,132
Realized investment gains (losses)	(10,683)	(8,791)	23,548	7,990	37,833
Total revenue	3,934,629	3,766,065	3,620,095	3,494,253	3,294,644
Income from continuing operations, net of tax(1)	539,590	516,293	528,074	507,205	509,297
Income from discontinued operations, net of tax	10,189	10,807	14,865	21,267	20,027
Net income(1)	549,779	527,100	542,939	528,472	529,324
Per common share:
Basic earnings:
Income from continuing operations	4.50	4.13	4.04	3.68	3.51
Income from discontinued operations	0.08	0.08	0.11	0.16	0.14
Net income	4.58	4.21	4.15	3.84	3.65
Diluted earnings:(1)
Income from continuing operations	4.41	4.07	3.98	3.63	3.47
Income from discontinued operations	0.08	0.09	0.11	0.16	0.13
Net income	4.49	4.16	4.09	3.79	3.60
Cash dividends declared	0.56	0.54	0.51	0.45	0.40
Cash dividends paid	0.56	0.53	0.49	0.44	0.38
Basic average shares outstanding	120,001	125,095	130,722	137,647	144,921
Diluted average shares outstanding(1)	122,368	126,757	132,640	139,564	146,848

As of December 31,	2016	2015	2014	2013	2012
Cash and invested assets	$15,955,891	$14,405,073	$15,058,996	$13,456,944	$14,155,919
Total assets	21,436,087	19,853,213	20,272,259	18,217,757	18,810,132
Short-term debt	264,475	490,129	238,398	229,070	319,043
Long-term debt	1,133,165	743,733	992,130	990,865	989,686
Shareholders' equity	4,566,861	4,055,552	4,697,466	3,776,342	4,361,786
Per diluted share(1)	37.76	32.71	36.19	27.66	30.56
Effect of fixed maturity revaluation on diluted equity per share(1,2)	5.63	2.62	8.28	1.81	7.07
Annualized premium in force:
Life	2,262,736	2,150,498	2,044,545	1,955,401	1,895,017
Health	998,634	973,042	947,323	887,444	902,753
Total	3,261,370	3,123,540	2,991,868	2,842,845	2,797,770
Basic shares outstanding	118,031	122,370	127,930	134,252	141,353
Diluted shares outstanding(1)	120,958	123,996	129,812	136,537	142,707

(1)
Certain current year amounts were prospectively adjusted to give effect to the adoption of ASU 2016-09 related to excess tax benefits from stock compensation as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year."

(2)
There is accounting guidance (ASC 320-10-35-1, Investments- Debt and Equity Securities) requiring available-for-sale fixed maturities to be recorded at fair value each period. The effect of this rule on diluted equity per share reflects the amount added or (deducted) under this rule to produce GAAP Shareholders’ equity per share. See discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

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

The tables in Note 14—Business Segments in the Notes to the Consolidated Financial Statements reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ended December 31, 2016. Additionally, this Note provides a summary of the profitability measures that demonstrate year-to-year comparability and which reconciles to net income. That summary is reproduced below from the Consolidated Financial Statements to present our overall operations in the manner that we use to manage the business.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2016	2015	2014	2016 Change	%	2015 Change	%
Life insurance underwriting margin	$573,762	$569,402	$556,489	$4,360	1	$12,913	2
Health insurance underwriting margin	210,056	204,377	199,319	5,679	3	5,058	3
Annuity underwriting margin	9,394	4,568	4,312	4,826	106	256	6
Excess investment income	224,031	219,504	224,364	4,527	2	(4,860)	(2)
Other insurance:
Other income	1,534	2,379	2,354	(845)	(36)	25	1
Administrative expense	(196,598)	(186,191)	(174,832)	(10,407)	6	(11,359)	6
Corporate and adjustments	(34,913)	(37,667)	(40,362)	2,754	(7)	2,695	(7)
Pre-tax total	787,266	776,372	771,644	10,894	1	4,728	1
Applicable taxes(1)	(237,906)	(253,459)	(252,041)	15,553	(6)	(1,418)	1
Net operating income from continuing operations(2)	549,360	522,913	519,603	26,447	5	3,310	1
Discontinued operations (after tax)(3)	10,189	10,807	14,865	(618)	(6)	(4,058)	(27)
Total	559,549	533,720	534,468	25,829	5	(748)	—
Realized gains (losses)—investments (after tax)	(6,944)	(5,714)	15,306	(1,230)		(21,020)
Legal settlement expenses (after tax)	—	—	(1,519)	—		1,519
Administrative settlements (after tax)	(2,467)	(906)	(5,316)	(1,561)		4,410
Non-operating fees (after tax)	(359)	—	—	(359)		—
Net income	$549,779	$527,100	$542,939	$22,679	4	$(15,839)	(3)
(1) Certain current year amounts were prospectively adjusted to give effect to the adoption of ASU 2016-09 related to excess tax benefits from stock compensation as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year."
(2) Net operating income from continuing operations is the consolidated total of segment profits after tax and as such is considered a Non-GAAP measure. See Note 14—Business Segments for reconciliation to the most directly comparable GAAP measure and for discussion of the usefulness and purpose of this measure.
(3) Income from discontinued operations (after tax) is included for purposes of reconciling to net income.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Summary of Operations: As shown in the above chart, net income was $550 million in 2016, compared with $527 million in 2015. Net income decreased in 2015 from $543 million in 2014. On a diluted per share basis, 2016 net income rose 8% to $4.49 after a 2% increase in 2015. Net income per diluted share in 2015 rose to $4.16 from $4.09 in 2014. The per share results have exceeded the growth in dollar amounts due to our share repurchase program. Each year’s per share net income was affected by realized investment gains (losses), which were $(0.06), $(0.05), and $0.12, in 2016, 2015 and 2014, respectively. More information concerning realized investment gains and losses can be found under the caption Realized Gains and Losses in this report.

Net operating income from continuing operations rose each year over the prior year from $520 million in 2014 to $523 million in 2015 to $549 million in 2016. Also, as explained in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, we do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain significant and unusual non-operating items in each of the years 2014 through 2016. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. Accordingly, as described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements, we remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such matters from our segment analysis for current periods.

Effective July 1, 2016, Torchmark sold its Medicare Part D Prescription Drug Plan business to an unaffiliated third party. Torchmark decided to exit its Medicare Part D business due to declining margins, increased risks, higher drug costs, and increased administrative and compliance costs. This sale allows the Company to better focus on its core protection life and health insurance businesses and provides additional capital to invest. The financial results of this business are excluded from Torchmark's continuing operations including the Notes to the Consolidated Financial Statements, other than Note 2—Statutory Accounting and Note 6—Discontinued Operations.

The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented. This segment contributed $4 million in 2016 and $13 million in 2015 to the growth in our underwriting margin. Also contributing to growth in income in both years was our health insurance segment, which provided $6 million of additional margin in 2016 and $5 million in 2015.

Excess investment income, the measure of profitability of our investment segment, increased to $224 million or 2% from the prior year amount of $220 million. In 2015, excess investment income decreased 2%. Investment yields continue to be pressured by reinvesting proceeds from dispositions at lower rates relative to the fixed maturity assets being disposed of and spreads related to required interest on net policy liabilities throughout the three-year period. Excess investment income has also been hampered by a lag in government reimbursements of Medicare Part D costs. The impact of the lost investment income from delayed receipt of reimbursements is reflected in income from continuing operations rather than discontinued operations in accordance with applicable accounting rules. As noted previously, the Medicare Part D business has been classified as discontinued operations.

Total revenues rose 4% in 2016 to $3.9 billion, or $169 million over the prior year total of $3.8 billion. Life premium rose 6% or $116 million in 2016 to $2.2 billion. Life premium increased $107 million in 2015 to $2.1 billion. Net investment income rose $16 million or 2% in 2015, and rose 4% or $33 million in 2016. Health premium increased 2% to $948 million in 2016 and contributed $22 million to 2016 revenue growth, after having gained 6% to $926 million in 2015. Health premium contributed $56 million to 2015 revenue growth.

Life insurance premium and underwriting margins have grown steadily in each of the last three years ended December 31, 2016. The increase in life premium was driven by sales growth and improvements in persistency. While premium and underwriting margins grew, margin as a percent of premium declined in 2016 to 26%, after decreasing from 28% to 27% from 2014 to 2015. These declines were due primarily to higher than expected Globe Life Direct Response policy obligations. Net life sales were flat in 2016 at $412 million after increasing 9% in 2015. The life insurance segment is discussed further in this report under the caption Life Insurance.

Health insurance premium income increased 2% to $948 million in 2016. Health net sales fell 7% to $145 million during 2016, as a result of a 20% decrease in Medicare Supplement sales. The decrease in 2016 Medicare Supplement net sales was expected due to group sales returning to a more normal level after unusually high sales in 2014. Group sales vary significantly from period to period due to the impact of large groups that are sold from time to time. First-year collected health premium fell 11% to $140 million from the prior year total of $157 million as a result of a high level of group sales in the third and fourth quarters of 2014 that positively affected the 2015 first-year collected premium. Health margins were flat at 22%, with underwriting income increasing to $210 million for 2016 due to the growth in premium income. Underwriting income was $204 million for the same period in 2015 compared with $199 million in 2014.

We do not currently market annuities. See the caption Annuities for discussion of the Annuity segment.

The investment segment’s pretax profitability, or excess investment income, is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to insurance products), and financing costs. In 2016, net investment income rose 4%, compared with 2% in 2015. At the same time, our investment portfolio grew 6% in 2016 and 3%, on an amortized cost basis, in 2015. In recent years, net investment income has not grown as fast as the portfolio due primarily to new investments being made at yield rates lower than the yield rates earned on securities that matured or were otherwise disposed. The growth rate of net investment income is sometimes impacted by a lag between the time when proceeds from maturities and dispositions are received and when the proceeds are reinvested, during which the funds are held in cash. In addition, Torchmark’s share repurchase program (described later under this caption) has diverted cash that could have otherwise been used to acquire investments and increase net investment income. Net investment income was negatively impacted during 2014 through 2016 by our Medicare Part D business. Under the program, we were required to cover certain costs in the current period that are the federal government’s responsibility, but are not reimbursed until late in the next calendar year. This delay in reimbursement reduced our funds available for investment in each year, resulting in reduced investment income.

The interest required on net policy liabilities is deducted from net investment income, and generally grows in conjunction with the net policy liabilities that are supported by the invested assets. The lower new-money yields resulting from the low interest rate environment noted above have compressed excess investment income as required interest has continued to grow at approximately the same rate that net policy liabilities have grown. Financing costs, which consist of the interest required for debt service on our long and short-term debt, are also deducted from net investment income. Financing costs in 2016 increased 9% to $83 million from $77 million in 2015. The additional interest expense resulted primarily from the issuance of our new 6.125% Junior Subordinated Debt security seventy days before the maturity and repayment of our 6.375% Senior Notes.

Torchmark’s current investment policy regarding fixed maturities limits new fixed maturity acquisitions to investment-grade securities generally with longer maturities (often exceeding twenty years) that meet our quality and yield objectives. Approximately 96% of our invested assets at fair value are fixed maturities, of which 95% were investment grade at December 31, 2016. The average quality rating of the portfolio was BBB+. The portfolio contains no securities backed by subprime or Alt-A mortgages, no direct investment in residential mortgages, no credit default swaps, or other derivative contracts. See the analysis of excess investment income and investment activities under the caption Investments in this report and Note 4—Investments in the Notes to the Consolidated Financial Statements for a more detailed discussion of this segment.

Insurance administrative expenses were up 5.6% in 2016 when compared with the prior year period, and increased to 6.3% as a percentage of premium from 6.2% in 2015 and 2014. The increase in administrative expenses is primarily due to investments in information technology that will enhance our customer experience, improve our data analytic capabilities, improve our ability to adapt to future changes and bolster our information security programs. Stock compensation expense declined $2 million in 2016 to $26.3 million compared with a decrease of $4 million in 2015 to $28.7 million. The decline in stock compensation expense in 2016 and 2015 resulted primarily from lower expense associated with performance shares as well as lower option values on 2016 and 2015 option awards.

Share Purchases
Torchmark has in place an ongoing share repurchase program which began in 1986. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Torchmark shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. The following chart summarizes share purchase activity for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2016		2015		2014
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow at the Parent Company	5,208	$311,332	6,292	$358,552	7,155	$375,042
Option proceeds	1,487	93,452	1,049	59,974	1,394	74,266
Total	6,695	$404,784	7,341	$418,526	8,549	$449,308

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow at the Parent Company and borrowings.

A discussion of each of Torchmark’s segments follows. The following discussions are presented in the manner we view our operations, as described in Note 14—Business Segments in the Notes to the Consolidated Financial Statements.

Life Insurance
Life insurance is our largest insurance segment, with 2016 life premium representing 70% of total premium. Life underwriting income before other income and administrative expense represented 72% of the total in 2016. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

We use three statistical measures as indicators of premium growth and sales over the near term: “annualized premium in force,” “net sales,” and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue. Net sales is annualized premium issued, net of cancellations in the first thirty days after issue, except in the case of Globe Life Direct Response where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. We believe that net sales is a better indicator of the rate of premium growth as compared to annualized premium issued. First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

Life insurance premium rose 6% to $2.2 billion in 2016 after having increased 5% in 2015 to $2.1 billion. Life insurance products are marketed through several distribution channels. Premium income by channel for each of the last three years is as follows:

LIFE INSURANCE
Premium by Distribution Method
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$913,355	42	$830,903	40	$766,458	39
Globe Life Direct Response	782,765	36	746,693	36	702,023	36
Liberty National Exclusive Agency	270,476	12	271,113	13	272,265	14
Other Agencies	222,737	10	224,356	11	225,554	11
	$2,189,333	100	$2,073,065	100	$1,966,300	100

Annualized life premium in force was $2.26 billion at December 31, 2016, an increase of 5.2% over $2.15 billion a year earlier. Annualized life premium in force was $2.04 billion at December 31, 2014.

The following table shows net sales information for each of the last three years by distribution method.

LIFE INSURANCE
Net Sales by Distribution Method
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$209,856	51	$198,046	48	$172,271	45
Globe Life Direct Response	150,267	36	164,348	40	158,089	42
Liberty National Exclusive Agency	40,159	10	35,782	9	34,402	9
Other Agencies	11,673	3	13,705	3	13,492	4
	$411,955	100	$411,881	100	$378,254	100

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE
First-Year Collected Premium by Distribution Method
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$173,573	56	$156,206	52	$134,202	50
Globe Life Direct Response	98,496	31	106,417	35	100,287	37
Liberty National Exclusive Agency	29,103	9	27,554	9	25,777	9
Other Agencies	11,458	4	12,036	4	10,473	4
	$312,630	100	$302,213	100	$270,739	100

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups and referrals to help ensure sustainable growth. This agency is Torchmark’s largest contributor to life premium of any distribution channel at 42% of Torchmark’s 2016 total. This group produced premium income of $913 million, an increase of 10% over the prior year total of $831 million, after having risen 8% in 2015. First-year collected premium was $174 million compared to $156 million in 2015, an increase of 11%. First-year collected premium rose 16% in 2015. Net sales increased 6% to $210 million in 2016 over the 2015 total of $198 million. Net sales increased 15% in 2015 over the 2014 total of $172 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income Agency's average agent count rose 2% to 6,671 for the year ended December 31, 2016 compared with 6,529 for the same period in 2015. The average producing agent count is based on the actual count at the end of each week during the period. The American Income Exclusive Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, the agency has placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train its agents, including more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for their level of experience and responsibility. We are also making considerable investments in information technology in support of the agency, including the launching of a lead mapping and management tool to the agency force in 2017. We anticipate this tool will enhance overall productivity of agents and improve agent retention.
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
Globe Life Direct Response’s life premium income rose 5% to $783 million, representing 36% of Torchmark’s total life premium during 2016. Life premium in this channel increased 6% in 2015 to $747 million over the 2014 total of $702 million. Net sales of $150 million for this group decreased 9% from $164 million in 2015, after a 4% increase in 2015. The sales decline was expected as we have shifted our marketing efforts away from certain segments that no longer meet our profit objectives. First-year collected premium decreased 7% to $98 million in 2016 after having risen 6% in 2015.

The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $270 million in 2016, a slight decline from $271 million in 2015. Life premium income in 2014 totaled $272 million. Net sales increased 12% during 2016 to $40 million over the 2015 total of $36 million. Net sales in 2015 increased 4%. The increase in net sales during 2015 marked the first increase in several years, reflecting changes in structure of the agency that management has put in place in recent years. First-year collected premium increased 6% to $29 million during 2016 and increased 7% in 2015 to $28 million.
The Liberty average producing agent count increased 12% to 1,715 for the year ended December 31, 2016 compared with 1,535 for the same period in 2015. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, the agency's prospecting training program has helped to improve the ability of agents to develop new work site marketing business.
The Other Agencies distribution channels offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies contributed $223 million of life premium income, or 10% of Torchmark’s total in 2016, but contributed only 3% of net sales for the year.

LIFE INSURANCE
Summary of Results
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$2,189,333	100	$2,073,065	100	$1,966,300	100

Policy obligations	1,475,477	67	1,374,608	67	1,293,384	66
Required interest on reserves	(577,827)	(26)	(552,298)	(27)	(530,192)	(27)
Net policy obligations	897,650	41	822,310	40	763,192	39
Commissions, premium taxes, and non-deferred acquisition expenses	164,476	8	154,811	8	143,174	7
Amortization of acquisition costs	553,445	25	526,542	25	503,445	26
Total expense	1,615,571	74	1,503,663	73	1,409,811	72
Insurance underwriting margin before other income and administrative expenses	$573,762	26	$569,402	27	$556,489	28

Life insurance underwriting income before insurance administrative expense was $574 million in 2016 compared with $569 million in 2015 and $556 million in 2014. As a percentage of premium, underwriting margins declined to 26% in 2016 from 27% in 2015. The decrease in underwriting margin as a percentage of premium in 2016 and 2015 was due to higher Globe Life Direct Response net policy obligations. The higher than anticipated net policy obligations in the Globe Life Direct Response Unit primarily relate to policies issued in calendar years 2011 through 2015. The increase is primarily attributed to a spike in claims in certain blocks of policies as well as policies where additional prescription drug information was used in the underwriting process with an expectation of improved mortality. To date, improvements in actual mortality have been less than expected, causing higher than expected net policy obligations.

Health Insurance
Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
Health premium accounted for 30% of our total premium in 2016, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

HEALTH INSURANCE
Premium by Distribution Method
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$12,704		$15,260		$19,028
Medicare Supplement	342,311		330,070		286,340
	355,015	38	345,330	37	305,368	35
Family Heritage Exclusive Agency
Limited-benefit plans	236,075		221,091		204,667
Medicare Supplement	—		—		—
	236,075	25	221,091	24	204,667	24
Liberty National Exclusive Agency
Limited-benefit plans	142,026		142,130		143,722
Medicare Supplement	59,772		67,020		78,295
	201,798	21	209,150	23	222,017	25
American Income Exclusive Agency
Limited-benefit plans	84,064		79,984		78,244
Medicare Supplement	318		355		478
	84,382	9	80,339	9	78,722	9
Direct Response
Limited-benefit plans	552		869		805
Medicare Supplement	69,841		68,741		57,861
	70,393	7	69,610	7	58,666	7
Total Premium
Limited-benefit plans	475,421	50	459,334	50	446,466	51
Medicare Supplement	472,242	50	466,186	50	422,974	49
	$947,663	100	$925,520	100	$869,440	100

We market supplemental health insurance products through a number of distribution channels. The following table presents net sales by distribution method for the last three years.

HEALTH INSURANCE
Net Sales by Distribution Method
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$558		$734		$873
Medicare Supplement	55,451		70,891		82,971
	56,009	39	71,625	46	83,844	46
Family Heritage Exclusive Agency
Limited-benefit plans	51,349		50,266		47,102
Medicare Supplement	—		—		—
	51,349	35	50,266	32	47,102	26
Liberty National Exclusive Agency
Limited-benefit plans	19,513		18,021		17,084
Medicare Supplement	9		41		299
	19,522	13	18,062	12	17,383	10
American Income Exclusive Agency
Limited-benefit plans	12,666		11,501		9,162
Medicare Supplement	—		—		—
	12,666	9	11,501	7	9,162	5
Direct Response
Limited-benefit plans	—		—		6
Medicare Supplement	5,560		5,003		23,099
	5,560	4	5,003	3	23,105	13
Total Net Sales
Limited-benefit plans	84,086	58	80,522	51	74,227	41
Medicare Supplement	61,020	42	75,935	49	106,369	59
	$145,106	100	$156,457	100	$180,596	100

The following table discloses first-year collected health premium by distribution method.

HEALTH INSURANCE
First-Year Collected Premium by Distribution Method
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$547		$660		$710
Medicare Supplement	64,848		76,575		49,519
	65,395	47	77,235	49	50,229	42
Family Heritage Exclusive Agency
Limited-benefit plans	40,822		39,196		36,392
Medicare Supplement	—		—		—
	40,822	29	39,196	25	36,392	31
Liberty National Exclusive Agency
Limited-benefit plans	16,103		14,690		13,132
Medicare Supplement	6		168		306
	16,109	11	14,858	9	13,438	11
American Income Exclusive Agency
Limited-benefit plans	13,710		12,041		9,500
Medicare Supplement	—		—		—
	13,710	10	12,041	8	9,500	8
Direct Response
Limited-benefit plans	—		(2)		143
Medicare Supplement	4,457		13,843		9,196
	4,457	3	13,841	9	9,339	8
Total First-Year Collected Premium
Limited-benefit plans	71,182	51	66,585	42	59,877	50
Medicare Supplement	69,311	49	90,586	58	59,021	50
	$140,493	100	$157,171	100	$118,898	100

Health premium increased 2% to $948 million in 2016 compared with $926 million in 2015 after an increase of 6% in 2015 over the 2014 total of $869 million. Medicare Supplement premium increased 1% to $472 million in 2016 compared with $466 million in 2015. Medicare Supplement premium totaled $423 million in 2014. Other limited-benefit health premium increased 4% to $475 million over the prior year total of $459 million. Other limited-benefit premium totaled $446 million in 2014.
Health net sales declined 7% to $145 million in 2016 from $156 million in 2015. Health net sales in 2014 totaled $181 million. Medicare Supplement net sales decreased 20% to $61 million in 2016, after declining 29% to $76 million in 2015. Limited-benefit net sales increased 4% to $84 million in 2016 compared with an increase of 8% in 2015 to $81 million.
Health first-year collected premium fell 11% to $140 million. Health first-year collected premium rose 32% during 2015. First year Medicare Supplement premium was down 23% in 2016 to $69 million from the prior year total of $91 million compared with an increase of $32 million or 53% in 2015 over 2014 total of $59 million. First year limited-benefit premium increased 7% to $71 million in 2016 compared with an increase of 11% in 2015 over the 2014 total of $60 million.

The decline in Medicare Supplement net sales and first-year premium was primarily due to group sales returning to a normal level after unusually high sales in late 2014 that positively affected the 2015 first-year collected premium.  Group sales vary significantly from period to period due to the impact of large groups that are sold from time to time which in turn impact premium income. First year limited-benefit premium increased 7% to $71 million in 2016 compared with an increase of 11% in 2015 over the 2014 total of $60 million.
Health care reform activity is not expected to have a significant impact on our operations, and we are continuing to monitor future developments. The Affordable Care Act (ACA) imposes an annual fee to health insurance issuers offering commercial health insurance as well as another fee for premium stabilization. These taxes totaled $621 thousand, $1.2 million and $1.8 million in 2016, 2015 and 2014, respectively.
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. In 2016, premium income was $355 million, representing 38% of Torchmark’s total health premium. Net sales were $56 million, or 39% of Torchmark’s health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $342 million. The UA Independent Agency represents 72% of all Torchmark Medicare Supplement premium and 91% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 4% in 2016. Total health premium increased 3% in 2016 and 13% in 2015. Medicare Supplement net sales decreased 22% in 2016 from the prior year, primarily due to a decline in group sales. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Exclusive Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and continuing incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $51 million in net sales in 2016, compared with $50 million in 2015 and $47 million in 2014. Health premium income was $236 million in 2016, representing 25% of Torchmark’s health premium. This compared with $221 million or 24% of health premium in 2015 and $205 million or 24% in 2014. The average producing agent count was 923 for the year ended December 31, 2016, compared with 882 for the same period in 2015, an increase of 5%.
The Liberty National Exclusive Agency represented 21% of all Torchmark health premium income at $202 million in 2016. The Liberty Agency markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through work site marketing targeting small businesses of 10 to 25 employees. In 2016, health premium income in the Agency declined 4% from prior year premium of $209 million after declining 6% during 2015. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block. Liberty's first-year collected premium increased 8% to $16 million in 2016 compared with an increase of 11% to $15 million in 2015, reflecting the steady increase in net sales of limited-benefit plans in the agency.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2016 and 2015. The American Income Exclusive Agency primarily markets accident plans. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $6 million of Medicare Supplement net sales in 2016 compared with $5 million in 2015 and $23 million in 2014. The higher net sales in 2014 were due to the addition of a large new group in the third quarter of 2014.

As presented in the following table, Torchmark’s health insurance underwriting income before other income and administrative expense increased 3% to $210 million in 2016, after an increase of 3% to $204 million in 2015. As a percentage of health premium, margins were flat at 22% in 2016 and were down slightly to 22% in 2015 from 23% in 2014.

 HEALTH INSURANCE
Summary of Results
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$947,663	100	$925,520	100	$869,440	100

Policy obligations	612,725	65	602,610	65	559,817	64
Required interest on reserves	(73,382)	(8)	(69,057)	(7)	(64,401)	(7)
Net policy obligations	539,343	57	533,553	58	495,416	57
Commissions, premium taxes, and non-deferred acquisition expenses	84,819	9	81,489	9	79,475	9
Amortization of acquisition costs	113,445	12	106,101	11	95,230	11
Total expense	737,607	78	721,143	78	670,121	77
Insurance underwriting income before other income and administrative expense	$210,056	22	$204,377	22	$199,319	23

Annuities. Our fixed annuity balances at the end of 2016, 2015, and 2014 were $1.24 billion, $1.32 billion, and $1.36 billion, respectively. Underwriting income was $9.4 million, $4.6 million, and $4.3 million in each of the respective years.
While the fixed annuity account balance has been declining slightly year over year, underwriting income has increased each year over the prior year. The significant increase in underwriting income in 2016 was primarily due to a slowdown in amortization as assumptions were adjusted to reflect longer retention of the annuity block than previously estimated as a result of the continuing low interest rate environment. Policy charges have actually declined slightly in each successive year. The majority of policy charges consist of surrender charges which are based on a function of account size and time lapsed since deposit. A considerable portion of fixed annuity profitability is derived from the spread of investment income exceeding contractual interest requirements, which can result in negative net policy obligations. In the three-year period, however, spreads tended to level as crediting rates reached guaranteed minimums. We do not currently market annuity products, favoring instead protection-oriented life and health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

Administrative expenses. Operating expenses are included in the Other and Corporate Segments and are classified into two categories: insurance administrative expenses and expenses of the parent company. The following table is an analysis of operating expenses for the three years ended December 31, 2016.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2016		2015		2014
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$91,415	2.9	$87,262	2.9	$81,227	2.9
Non-salary employee costs	29,852	1.0	30,683	1.0	27,471	1.0
Information technology costs	23,303	0.7	17,307	0.6	14,465	0.5
Other administrative expense	43,727	1.4	43,694	1.4	41,704	1.5
Legal expense—insurance	8,301	0.3	7,245	0.3	9,965	0.3
Total insurance administrative expenses	196,598	6.3	186,191	6.2	174,832	6.2
Parent company expense	8,587		9,003		8,159
Stock compensation expense	26,326		28,664		32,203
Litigation settlements	—		—		2,337
Non-operating fees	553		—		—
Total operating expenses, per Consolidated Statements of Operations	$232,064		$223,858		$217,531

Insurance administrative expenses:
Increase (decrease) over prior year	5.6%	6.5%	(0.5)%
Total operating expenses:
Increase (decrease) over prior year	3.7%	2.9%	2.9%

Insurance administrative expenses were up 5.6% in 2016 when compared with the prior year after increasing 6.5% during 2015. As a percentage of total premium, insurance administrative expenses increased to 6.3% in 2016 from 6.2% in 2015 and 2014. Total operating expenses increased 3.7% in 2016, after increasing 2.9% in 2015. The primary reason for the increase in administrative expenses are higher information technology costs. The decline in stock compensation expense is primarily due to lower expense associated with performance share awards and lower option values on the 2016 and 2015 grants.

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
We also view excess investment income per diluted share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.8 billion of excess cash flow at the Parent Company to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income. The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income
(Dollar amounts in thousands except for per share data)

	2016	2015	2014
Net investment income	$806,903	$773,951	$758,286
Interest on net insurance policy liabilities:
Interest on reserves	(702,340)	(674,650)	(649,848)
Interest on deferred acquisition costs	202,813	196,845	192,052
Net required interest	(499,527)	(477,805)	(457,796)
Financing costs	(83,345)	(76,642)	(76,126)
Excess investment income	$224,031	$219,504	$224,364

Excess investment income per diluted share(1)	$1.83	$1.73	$1.69

Mean invested assets (at amortized cost)	$14,461,502	$13,697,129	$13,278,028
Average net insurance policy liabilities(2)	8,945,850	8,574,699	8,240,435
Average debt and preferred securities (at amortized cost)	1,379,933	1,343,663	1,287,740

(1)
Certain current year amounts were prospectively adjusted to give effect to the adoption of ASU 2016-09 related to excess tax benefits from stock compensation as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year."

(2)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income increased $5 million or 2% in 2016 over the prior year. Excess investment income decreased $5 million or 2% in 2015. On a per diluted share basis, excess investment income increased 6% to $1.83 in 2016. Excess investment income increased 2% to $1.73 per share in 2015, after having increased 8% in the prior year. The higher percentage increase in the excess investment income per diluted share amount over the percentage increase in the dollar amount of excess investment income for those same periods is a result of our share repurchase program.

Presented in the following chart is the growth in net investment income and the growth in mean invested assets.

	2016	2015	2014
Growth in net investment income	4.3%	2.1%	3.2%
Growth in mean invested assets (at amortized cost)	5.6%	3.2%	3.4%

The largest component of excess investment income is net investment income, which rose 4% to $807 million in 2016. It increased 2% to $774 million in 2015 from $758 million in 2014. In 2016, fixed maturity yields averaged 5.78% on a tax-equivalent and effective-yield basis, compared with 5.84% in 2015 and 5.91% in 2014.Growth in net investment income has been slower than the growth in mean invested assets in recent years as a result of the decline in the average yields. The decrease in the overall portfolio yield from 2014 to 2016 was due primarily to reinvesting proceeds from calls and maturities at yield rates lower than the bonds earned before it was called or matured.

Net investment income has also been negatively affected in the calendar years 2014 through 2016 by the CMS requirement for us to pay certain Medicare Part D claims costs during the current period that are ultimately the responsibility of the government, but are not reimbursed until the following year. Because of the overall design of the program and higher Part D claims due to higher overall drug costs, we have incurred extensive upfront costs that are not reimbursed by CMS until late in the following respective year. We also experience delays from the time certain claims are paid until related drug rebates are received from various pharmaceutical companies. These delays in reimbursements cause a lag in the timing of investable cash flows that result in lower investment income than would have been earned absent the delays. We estimate the delays resulted in a loss of approximately $5 million, $8 million and $9 million of pre-tax net investment income in 2014, 2015 and 2016, respectively. As we have exited this business, the negative impact is expected to be approximately $2 million to $3 million in 2017 and negligible in 2018.
While net investment income in recent years has been negatively impacted by the factors discussed above, we would expect to see only modest declines in the average portfolio yield rate over the next few years. We anticipate that approximately 2% of fixed maturities on average are expected to run off each year over the next five years. Accordingly, we believe it is unlikely that dispositions will have a significant negative impact on net investment income and the growth rate of net investment income in the next few years.

Should interest rates rise, especially long-term rates, Torchmark's net investment income would benefit due to higher interest rates on new purchases. We could withstand an increase in interest rates of approximately 60 to 65 basis points before the net unrealized gains on our fixed maturity portfolio as of December 31, 2016 would be eliminated (assuming there were no credit related valuation declines). Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.

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

Information about interest on net policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2016
Life and Health	$442,021	$7,658,639	5.77%
Annuity	57,506	1,287,211	4.47
Total	$499,527	$8,945,850	5.58
Increase in 2016	4.55%	4.33%
2015
Life and Health	$418,432	$7,256,732	5.77%
Annuity	59,373	1,317,967	4.50
Total	$477,805	$8,574,699	5.57
Increase in 2015	4.37%	4.06%
2014
Life and Health	$396,658	$6,901,566	5.75%
Annuity	61,138	1,338,869	4.57
Total	$457,796	$8,240,435	5.56
Increase in 2014	4.99%	4.95%

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Amounts in thousands)

	2016	2015	2014
Interest on funded debt	$75,988	$71,180	$71,072
Interest on term loan	993	—	—
Interest on short-term debt	6,360	5,457	5,013
Other	4	5	41
Financing costs	$83,345	$76,642	$76,126

Financing costs increased $7 million or 9% from 2015 to 2016. The additional interest expense on our funded debt resulted from the issuance of our new 6.125% Junior Subordinated Debt security seventy days before the maturity and repayment of our 6.375% Senior Notes. In 2016, interest on short-term debt increased because of the increase in the weighted-average interest rate. Financing costs also increased slightly from 2014 to 2015. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt in the Notes to Consolidated Financial Statements.

As previously noted, growth rates in our excess investment income decline when growth in income from the portfolio is less than that of the interest required by policy liabilities and financing costs, as has been the case in recent years. In an extended low-interest-rate environment, the portfolio yield will tend to decline as we invest new money at lower long-term rates.

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

During calendar years 2014 through 2016, Torchmark invested almost exclusively in fixed maturity securities, primarily in corporate bonds with longer-term maturities. The following table summarizes selected information for fixed maturity purchases for the last three years. The effective annual yield shown is the yield calculated to the potential termination date that produces the lowest yield, commonly referred to as the “worst call date.” For non-callable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield, typically the first call date.

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cost of acquisitions: (1)
Investment-grade corporate securities	$1,505,135	$1,026,520	$696,264
Taxable municipal securities	13,023	29,092	—
Other investment-grade securities	14,727	15,296	8,729
Total fixed maturity acquisitions	$1,532,885	$1,070,908	$704,993

Effective annual yield (one year compounded) (2)	4.67%	4.79%	4.77%
Average life (in years, to next call)	24.6	27.2	22.9
Average life (in years to maturity)	25.4	27.9	23.4
Average rating	BBB+	BBB+	BBB+

(1)	Includes unsettled trades of $3 million for 2016.

(2)	Tax-equivalent basis, where the yield on tax-exempt securities, is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
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

During the three years 2014 through 2016, acquisitions consisted of securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade. In addition to the fixed maturity acquisitions, Torchmark invested $30 million in a limited partnership in 2015 with an additional investment in the partnership of $19 million in 2016. The limited partnership is a diversified investment fund that currently invests opportunistically in global credit assets with the potential for attractive returns relative to risk. It is classified within long-term investments.

New cash flow available for investment has been primarily provided through our insurance operations and interest received on existing investments. In some years, a significant amount of new investments can be derived from proceeds from dispositions including issuer calls. Issuer calls, as a result of the low-interest environment experienced during the past three years, were an important factor. Calls increase funds available for investment, but as noted earlier in this discussion, they can have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than those of the bonds that were called. Issuer calls were $182 million in 2016, $178 million in 2015, and $160 million in 2014.

Portfolio Composition. The composition of the investment portfolio at book value on December 31, 2016 was as follows:

Invested Assets
(Dollar amounts in thousands)

	2016		2015
	Amount	% of Total	Amount	% of Total
Fixed maturities (at amortized cost)	$14,188,050	96	$13,251,871	96
Policy loans	507,975	3	492,462	4
Other long-term investments(1)	53,355	—	37,579	—
Short-term investments	72,040	1	38,438	—
Total	$14,821,420	100	$13,820,350	100

(1)	Includes equities available for sale at amortized cost.
Approximately 96% of our investments at book value are in a diversified fixed maturity portfolio. Policy loans, which are secured by policy cash values, make up 3% of our investments. We also have insignificant investments in equity securities and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Selected information concerning the fixed maturity portfolio is as follows:
Fixed Maturities
Fixed Maturity Portfolio Selected Information

	At December 31,
	2016	2015
Average annual effective yield (1)	5.74%	5.83%
Average life, in years, to:
Next call (2)	17.6	17.8
Maturity (2)	19.8	20.3
Effective duration to:
Next call (2, 3)	10.4	10.2
Maturity (2, 3)	11.3	11.2

(1)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

(2)	Torchmark calculates the average life and duration of the fixed maturity portfolio two ways:

(a)	based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and

(b)	based on the maturity date of all bonds, whether callable or not.

(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2016 and 2015.

Fixed Maturities by Sector
At December 31, 2016
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$58,400	$1,760	$(4,003)	$56,157	$2,030,188	$217,377	$(16,783)	$2,230,782	15	15
Banks	41,558	512	(7,218)	34,852	681,422	71,828	(11,692)	741,558	5	5
Other financial	74,955	—	(18,589)	56,366	623,836	39,215	(24,628)	638,423	4	4
Total financial	174,913	2,272	(29,810)	147,375	3,335,446	328,420	(53,103)	3,610,763	24	24
Utilities
Electric	21,300	486	—	21,786	1,433,742	219,154	(9,384)	1,643,512	10	11
Gas and water	—	—	—	—	470,804	31,345	(3,464)	498,685	3	3
Total utilities	21,300	486	—	21,786	1,904,546	250,499	(12,848)	2,142,197	13	14
Industrial - Energy
Pipelines	45,394	87	(3,297)	42,184	809,300	67,313	(11,431)	865,182	6	6
Exploration and production	28,954	182	(744)	28,392	531,754	43,009	(11,806)	562,957	4	4
Oil field services	33,880	—	(6,483)	27,397	83,753	7,624	(6,483)	84,894	1	1
Refiner	—	—	—	—	62,977	9,721	(7)	72,691	—	—
Driller	54,642	322	(14,597)	40,367	54,642	322	(14,597)	40,367	—	—
Total energy	162,870	591	(25,121)	138,340	1,542,426	127,989	(44,324)	1,626,091	11	11
Industrial - Basic materials
Chemicals	—	—	—	—	481,127	21,538	(10,204)	492,461	3	3
Metals and mining	107,102	491	(2,195)	105,398	389,908	25,247	(2,613)	412,542	3	3
Forestry products and paper	—	—	—	—	112,702	10,270	(415)	122,557	1	1
Total basic materials	107,102	491	(2,195)	105,398	983,737	57,055	(13,232)	1,027,560	7	7
Industrial - Consumer, non-cyclical	—	—	—	—	1,629,706	101,254	(31,938)	1,699,022	11	11
Other industrials	80,311	4,066	(1,327)	83,050	1,282,000	115,119	(14,412)	1,382,707	9	9
Industrial - Transportation	26,675	—	(2,918)	23,757	494,527	59,067	(4,709)	548,885	4	4
Other corporate sectors	116,696	1,076	(6,063)	111,709	1,211,166	91,526	(20,256)	1,282,436	9	8
Total corporates	689,867	8,982	(67,434)	631,415	12,383,554	1,130,929	(194,822)	13,319,661	88	88
Other fixed maturities:
Government (U.S., municipal, and foreign)	551	—	(194)	357	1,686,021	129,064	(10,539)	1,804,546	12	12
Collateralized debt obligations	60,726	13,062	(10,285)	63,503	60,726	13,062	(10,285)	63,503	—	—
Other asset-backed securities	—	—	—	—	53,786	530	(337)	53,979	—	—
Mortgage-backed securities(1)	—	—	—	—	3,963	210	(1)	4,172	—	—
Total fixed maturities	$751,144	$22,044	$(77,913)	$695,275	$14,188,050	$1,273,795	$(215,984)	$15,245,861	100	100
(1) Includes GNMA's

Fixed Maturities by Sector
At December 31, 2015
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$58,534	$2,410	$(6,366)	$54,578	$1,912,580	$212,640	$(21,634)	$2,103,586	14	15
Banks	41,606	452	(4,781)	37,277	605,957	65,740	(5,942)	665,755	5	5
Other financial	74,954	—	(29,916)	45,038	624,532	69,170	(32,086)	661,616	5	5
Total financial	175,094	2,862	(41,063)	136,893	3,143,069	347,550	(59,662)	3,430,957	24	25
Utilities
Electric	9,646	1,003	—	10,649	1,571,784	194,932	(20,000)	1,746,716	12	13
Gas and water	—	—	—	—	438,101	29,334	(8,319)	459,116	3	3
Total utilities	9,646	1,003	—	10,649	2,009,885	224,266	(28,319)	2,205,832	15	16
Industrial - Energy
Pipelines	45,420	—	(16,971)	28,449	830,190	29,638	(124,357)	735,471	6	5
Exploration and production	10,923	—	(872)	10,051	532,425	15,975	(61,838)	486,562	4	4
Oil field services	38,962	—	(11,088)	27,874	87,986	4,226	(11,455)	80,757	1	1
Refiner	—	—	—	—	63,072	3,937	(1,162)	65,847	1	—
Driller	5,382	—	(2,600)	2,782	54,719	—	(20,289)	34,430	—	—
Total energy	100,687	—	(31,531)	69,156	1,568,392	53,776	(219,101)	1,403,067	12	10
Industrial - Basic materials
Chemicals	—	—	—	—	493,634	16,254	(21,339)	488,549	4	4
Metals and mining	49,891	—	(27,661)	22,230	402,545	4,389	(90,070)	316,864	3	2
Forestry products and paper	—	—	—	—	103,599	8,386	(2,952)	109,033	1	1
Total basic materials	49,891	—	(27,661)	22,230	999,778	29,029	(114,361)	914,446	8	7
Industrial - Consumer, non-cyclical	13,499	1,106	—	14,605	1,158,828	86,401	(26,917)	1,218,312	9	9
Other industrials	76,457	1,195	(5,704)	71,948	979,187	64,579	(36,555)	1,007,211	7	7
Industrial - Transportation	26,771	—	(7,953)	18,818	571,474	44,720	(26,702)	589,492	4	4
Other corporate sectors	123,889	1,337	(7,339)	117,887	1,051,925	69,297	(26,376)	1,094,846	8	8
Total corporates	575,934	7,503	(121,251)	462,186	11,482,538	919,618	(537,993)	11,864,163	87	86
Other fixed maturities:
Government (U.S., municipal, and foreign)	554	—	(255)	299	1,684,846	133,117	(16,148)	1,801,815	13	13
Collateralized debt obligations	63,662	16,158	(9,438)	70,382	63,662	16,158	(9,438)	70,382	—	1
Other asset-backed securities	—	—	—	—	16,078	550	—	16,628	—	—
Mortgage-backed securities(1)	—	—	—	—	4,747	290	(1)	5,036	—	—
Total fixed maturities	$640,150	$23,661	$(130,944)	$532,867	$13,251,871	$1,069,733	$(563,580)	$13,758,024	100	100
(1) Includes GNMA's

At December 31, 2016, fixed maturities had a fair value of $15.2 billion, compared with $13.8 billion at December 31, 2015. The net unrealized gain position in the fixed maturity portfolio increased from $506 million at December 31, 2015 to $1.1 billion at December 31, 2016, primarily as a result of a decrease in market interest rates. The December 31, 2016 net unrealized gain consisted of gross unrealized gains of $1.3 billion offset by $216 million of gross unrealized losses, compared with the December 31, 2015 net unrealized gain which consisted of a gross unrealized gain of $1.1 billion and a gross unrealized loss of $564 million.

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% at both amortized cost and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. As shown in the chart above, financial, utility, and energy sectors represented approximately 50% of the portfolio. Corporate securities are diversified over a variety of industry sectors and issuers. At December 31, 2016, the total fixed maturity portfolio consists of 588 issuers, with 208 issuers within the financial, utility, and energy sectors.

The net unrealized gain of the fixed maturity portfolio increased $552 million from December 31, 2015. The utility, energy, and basic materials sectors experienced increases of $42 million, $249 million, and $129 million respectively, in net unrealized gains from December 31, 2015 to December 31, 2016, while the financial industry decreased $13 million. The fair value of the entire portfolio increased 11% for the period. Over the past year, oil and many other commodity prices have increased meaningfully to the benefit of our holdings in the energy and basic materials sectors. While a sustained period of low prices might lead to some downgrades in ratings, we do not currently anticipate any losses from defaults or write-downs in the foreseeable future.

For more information about our fixed maturity portfolio by component at December 31, 2016 and 2015, including a discussion of other-than-temporary impairments, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments in the Notes to the Consolidated Financial Statements.

An analysis of the fixed maturity portfolio by a composite rating at December 31, 2016 is shown in the following table. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the chart below are private placement fixed maturity holdings of $565 million at amortized cost ($574 million at fair value) for which the ratings were assigned by the third party managers.
Fixed Maturities by Rating
At December 31, 2016
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$674,277	5	$690,104	4
AA	1,357,026	10	1,493,478	10
A	3,729,598	26	4,232,327	28
BBB+	3,359,101	24	3,617,922	24
BBB	2,825,950	20	2,961,864	19
BBB-	1,490,954	10	1,554,891	10
Investment grade	13,436,906	95	14,550,586	95
Below investment grade:
BB	365,495	2	347,919	2
B	253,982	2	210,905	2
Below B	131,667	1	136,451	1
Below investment grade	751,144	5	695,275	5
	$14,188,050	100	$15,245,861	100

Of the $14.2 billion of fixed maturities at amortized cost as of December 31, 2016, $13.4 billion or 95% were investment grade with an average rating of A-. Below-investment-grade bonds were $751 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 19% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of December 31, 2016. Overall, the total portfolio had a weighted average quality rating of BBB+ based on amortized cost, a decline from A- at the end of 2015.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$640,150	$560,890
Downgrades by rating agencies	179,077	164,968
Upgrades by rating agencies	(58,626)	(38,821)
Disposals	(13,860)	(51,322)
Amortization	4,403	4,435
Balance at end of year	$751,144	$640,150

Our investment policy regarding fixed maturities is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings. We have no direct investments in commercial or residential mortgages and we are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we have only an insignificant exposure to European sovereign debt consisting of $2 million in German government bonds at December 31, 2016. Our exposure to Puerto Rican obligations is insignificant. On June 23, 2016, the United Kingdom voted to depart the European Union (EU) under the referendum commonly referred to as "Brexit." Although the formal separation from the EU will take time, the nature and extent of the effects on interest rates and economic performance are uncertain at this time. We do not expect an increase in other-than-temporary impairments on our limited exposure related to this event.

Market Risk Sensitivity. Torchmark’s investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since 96% of the book value of our investments is attributable to fixed maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio rising and increases in interest rates cause the fair value to decline. Under normal market conditions, we do not expect to realize these unrealized gains and losses because we have the ability and the intent to hold these investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, as is permitted by GAAP, these liabilities are not recorded at fair value.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed maturity portfolio at December 31, 2016 and 2015. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

	At December 31,
Change in Interest Rates (1)	2016	2015
(200)	$19,126,303	$17,184,975
(100)	17,030,458	15,337,923
0	15,245,861	13,758,025
100	13,716,023	12,397,872
200	12,395,635	11,219,241

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2016.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2016		2015		2014
	Amount	Per Share(1)	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(17,209)	$(0.14)	$(10,813)	$(0.09)	$10,209	$0.08
Called or tendered	10,290	0.08	4,652	0.04	4,851	0.04
Loss on redemption of debt	—	—	—	—	(168)	—
Other	(25)	—	447	—	414	—
Total	$(6,944)	$(0.06)	$(5,714)	$(0.05)	$15,306	$0.12

(1)
Certain current year amounts were prospectively adjusted to give effect to the adoption of ASU 2016-09 related to excess tax benefits from stock compensation as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year."

As described in Note 4—Investments under the caption Other-than-temporary impairments, we have not incurred any write downs in our fixed maturity portfolio as a result of other-than-temporary impairment for the years 2014 through 2016.

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

Parent Company Liquidity. Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent, and Parent Company dividends to Torchmark shareholders. In 2016, the Parent received $438 million of cash dividends from its subsidiaries, compared with $466 million in 2015 and $479 million in 2014. Including transfers from other subsidiaries and after paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), the Parent Company had excess cash flow in 2016 of approximately $311 million, compared with $358 million in 2015 and $377 million in 2014. Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as insurance subsidiary capital or financing needs, strategic acquisitions or share repurchases. In 2017, it is expected that the Parent Company will receive approximately $450 million in dividends and transfers from subsidiaries and that approximately $325 to $335 million will be available as excess cash flow. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 12—Shareholders’ Equity in the Notes to Consolidated Financial Statements. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Short-Term Borrowings. An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While Torchmark can request the extension, it is not guaranteed. In May 2016, Torchmark amended the facility to extend the maturity date to May 2021. The amendment also allowed for an additional $100 million term loan as discussed under the caption Credit Facility in Note 11—Debt in the Notes to Consolidated Financial Statements. The facility is further designated as a back-up line of credit for a commercial paper program as well as the stand-by letters of credit as discussed below. As of December 31, 2016, we had available $310 million of additional borrowing capacity under this facility, compared with $332 million a year earlier. There have been no difficulties in accessing the commercial paper market during the three years ended December 31, 2016.

In summary, Torchmark expects to have readily available funds for 2017 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of additional debt, additional borrowings on our short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from continuing operations were $1.2 billion in 2016, compared with $1.1 billion in 2015 and $1.0 billion in 2014. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities in the amount of $236 million in 2016, compared with $376 million in 2015 and $273 million in 2014.

Our cash and short-term investments were $148 million at year-end 2016 and $116 million at year-end 2015. Additionally, we have a portfolio of marketable fixed securities that are available for sale in the event of an unexpected need. These securities had a fair value of $15.2 billion at December 31, 2016. However, our strong cash flows from operations, investment maturities, and the availability of our credit line make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements. As a part of its aforementioned credit facility, Torchmark had outstanding $177 million in stand-by letters of credit at December 31, 2016 and 2015. These letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Torchmark to obtain third-party financing, which could cause an immaterial increase in financing costs.

As of December 31, 2016, we had no unconsolidated affiliates and no guarantees of the obligations of third party entities. All of our guarantees were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2016.

Contractual Obligations
(Amounts in thousands)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,397,640	$1,416,109	$264,725	$303,897	$86,875	$760,612
Debt—interest(2)	6,487	1,202,063	74,472	140,312	92,658	894,621
Capital leases	—	—	—	—	—	—
Operating leases	—	35,807	8,182	10,301	9,523	7,801
Purchase obligations	56,818	56,818	34,162	21,314	1,140	202
Postretirement obligations(3)	222,372	281,429	20,853	46,094	52,600	161,882
Future insurance obligations(4)	12,825,837	49,794,075	1,494,814	2,940,878	2,890,372	42,468,011
Total	$14,509,154	$52,786,301	$1,897,208	$3,462,796	$3,133,168	$44,293,129

(1)	Debt is itemized in Note 11—Debt in the Notes to Consolidated Financial Statements.

(2)	Interest on debt is based on our fixed contractual obligations.

(3)
Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2016, these pension obligations were $528 million, but there were also assets of $329 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. There are also obligations for benefits other than pensions with a liability of $24 million. Please refer to Note 9—Postretirement Benefits in the Notes to Consolidated Financial Statements for more information on pension obligations.

(4)
Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2016. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $12.8 billion at December 31, 2016, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources. Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 11—Debt in the Notes to Consolidated Financial Statements and the current maturity of funded debt), long-term funded debt, and shareholders’ equity. A complete analysis and description of long-term debt issues outstanding is presented in Note 11.

Debt: The carrying value of the funded debt was $1.1 billion at December 31, 2016, compared with $993 million a year earlier. On April 5, 2016, Torchmark completed the issuance and sale of $300 million aggregate principal amount of Torchmark’s 6.125% Junior Subordinated Debentures due 2056. The debentures were sold pursuant to Torchmark’s shelf registration statement on Form S-3, filed September 25, 2015. The net proceeds from the sale of the debentures were $290 million, after giving effect to the underwriting discount and estimated expenses of the offering of the debentures. Torchmark used the net proceeds from the offering of the debentures to repay the $250 million outstanding principal amount plus accrued interest of $8 million on its 6.375% Senior Notes that were due June 15, 2016. The remaining proceeds were used for general corporate purposes.

Subsidiary Capital: Our insurance subsidiaries target a capital ratio of approximately 325% of Company action level regulatory capital under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient for the subsidiaries because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. At December 31, 2016, our insurance subsidiaries had an aggregate RBC ratio of approximately 324%. Should we experience impairments and/or ratings downgrades within our fixed maturity portfolio in the future, the ratio could fall below targeted levels. In such a case, management believes more than sufficient liquidity exists at the Parent Company to make additional contributions as necessary to maintain the targeted ratio.

Shareholder's Equity: As noted under the caption Summary of Operations in this report, we have an ongoing share repurchase program. Under this program, we acquired 5 million shares at a cost of $311 million in 2016, 6 million shares at a cost of $359 million in 2015, and 7 million shares for $375 million in 2014. The majority of purchased shares are retired each year. Please refer to the description of our share repurchase program under the caption Summary of Operations in this report.

Torchmark has continually increased the quarterly dividend on its common shares over the past three years. In the first quarter of 2014, it was increased to $0.1267 per share from $0.1133 per share. In the first quarter of 2015, it was raised to $0.135 per share. Finally, in the first quarter of 2016, dividends were raised to $0.14 per share.

Shareholders’ equity was $4.6 billion at December 31, 2016, compared with $4.1 billion at December 31, 2015. During the twelve months since December 31, 2015, shareholders’ equity was reduced by the $311 million in share purchases under the repurchase program and $93 million to offset the dilution from stock option exercises. However, it was increased by $550 million of net income and $357 million of after-tax unrealized gains in the fixed maturity portfolio.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Possible uses of excess cash flow include, but are not limited to, share repurchases, acquisitions, increases in shareholder dividends, investment in securities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that targeted capital levels are maintained in our companies.

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

Selected Financial Data
(Amounts in thousands except per share and percentage data)
	At December 31, 2016		At December 31, 2015		At December 31, 2014
	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)
Fixed maturities	$15,245,861	$1,057,811	$13,758,024	$506,153	$14,493,060	$1,669,448
Deferred acquisition costs (2)	3,783,158	(10,281)	3,617,135	(7,869)	3,457,397	(16,551)
Total assets	21,436,087	1,047,530	19,853,213	498,284	20,272,259	1,652,897
Short-term debt	264,475	—	490,129	—	238,398	—
Long-term debt	1,133,165	—	743,733	—	992,130	—
Shareholders’ equity(3)	4,566,861	680,894	4,055,552	323,885	4,697,466	1,074,383
Book value per diluted share(3)	37.76	5.63	32.71	2.62	36.19	8.28
Debt to capitalization (4)	23.4%	(3.1)%	23.3%	(1.5)%	20.8%	(4.6)%
Diluted shares outstanding(3)	120,958		123,996		129,812
Actual shares outstanding	118,031		122,370		127,930

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.

(2)	Includes the value of insurance purchased.

(3)
Due to the adoption of ASU 2016-09 as described in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under "Accounting Pronouncements Adopted in Current Year", certain current year balances related to excess tax benefits from stock compensation were adjusted prospectively.

(4)
Torchmark’s debt covenants require that the effect of the accounting guidance requiring revaluation be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of debt and shareholders’ equity.

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

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 10.3 times in 2016, compared with 11.0 times in 2015 and 11.3 times in 2014 based on continuing operations. This times-interest-earned ratio is computed by dividing interest expense into the sum of pre-tax income from continuing operations and interest expense. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our five largest insurance subsidiaries at December 31, 2016.

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

During the fourth quarter of 2016, S&P reviewed our operations and financial outlook. Based on their review, they confirmed our "AA-" financial strength ratings at our insurance subsidiaries and Torchmark Corporation's senior debt "A" credit rating. We intend to maintain adequate capital levels for S&P and any changes to our capital position to maintain such levels are not expected to have any significant impact on our share repurchase program or our financial results in future periods.

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

Approximately 86% of our liabilities for future policy benefits at December 31, 2016 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies in the Notes to Consolidated Financial Statements under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. Torchmark did not have a premium deficiency event for its traditional business during the three years ended December 31, 2016.

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

Approximately 99% of our recorded amounts for deferred acquisition costs at December 31, 2016 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2016.

The remaining 1% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. Revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2016.

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

At times, the values of our fixed maturities can also be affected by illiquidity in the financial markets. Illiquidity would contribute to a spread widening, and accordingly unrealized losses, on many securities that we would expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed maturity investments is presented in Note 1—Significant Accounting Policies and in Note 4—Investments in the Notes to Consolidated Financial Statements under the captions Fair Value Measurements in both notes.

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

Defined benefit pension plans: We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2016, our gross liability under these plans was $528 million, but was offset by assets of $329 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2016 and projected benefit obligation as of December 31, 2016.

Assumption	% Change	Impact on Expense	Impact on Projected Benefit Obligation
		(Dollars in Thousands)
Discount Rate: (1)
Increase	0.25	$(2,575)	$(19,884)
Decrease	(0.25)	2,712	21,084
Expected Return: (2)
Increase	0.25	(842)
Decrease	(0.25)	842

(1)	The discount rate was 4.64% for 2016 expense and 4.27% for the projected benefit obligation at December 31, 2016.

(2)	The expected return rate assumed was 7.19%.

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control. If these estimates or assumptions prove to be incorrect, the actual results may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

(1)	Changes in lapse rates and/or sales of our insurance policies as well as levels of mortality, morbidity and utilization of healthcare services that differ from our assumptions;

(2)	Federal and state legislative and regulatory developments, particularly those impacting taxes and changes to the federal Medicare program that would affect Medicare Supplement;

(3)
Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare, such as health maintenance organizations (HMOs) and other managed care or private plans, and that could affect the sales of traditional Medicare Supplement insurance;

(4)	Interest rate changes that affect product sales and/or investment portfolio yield;

(5)
General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities that we own, or that may impair issuers’ ability to pay interest due us on those securities;

(6)	Changes in pricing competition;

(7)	Litigation results;

(8)	Levels of administrative and operational efficiencies that differ from our assumptions;

(9)	Our inability to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;

(10)	The customer response to new products and marketing initiatives; and

(11)	Reported amounts in the financial statements which are based on our estimates and judgments which may differ from the actual amounts ultimately realized.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Torchmark Corporation
McKinney, Texas

We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Torchmark Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Torchmark’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on Torchmark’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2017

TORCHMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share data)

	December 31,
	2016	2015
Assets:
Investments:
Fixed maturities-available for sale, at fair value (amortized cost: 2016—$14,188,050; 2015—$13,251,871)	$15,245,861	$13,758,024
Policy loans	507,975	492,462
Other long-term investments	53,852	38,438
Short-term investments	72,040	54,766
Total investments	15,879,728	14,343,690
Cash	76,163	61,383
Accrued investment income	223,148	209,915
Other receivables	384,454	344,552
Deferred acquisition costs	3,783,158	3,617,135
Goodwill	441,591	441,591
Other assets	520,313	522,104
Assets related to discontinued operations	127,532	312,843
Total assets	$21,436,087	$19,853,213
Liabilities:
Future policy benefits	$12,825,837	$12,245,811
Unearned and advance premiums	64,017	67,021
Policy claims and other benefits payable	299,565	272,898
Other policyholders' funds	96,993	95,988
Total policy liabilities	13,286,412	12,681,718
Current and deferred income taxes payable	1,743,990	1,450,888
Other liabilities	413,760	380,158
Short-term debt	264,475	490,129
Long-term debt (estimated fair value: 2016—$1,233,019; 2015—$856,291)	1,133,165	743,733
Liabilities related to discontinued operations	27,424	51,035
Total liabilities	16,869,226	15,797,661
Commitments and Contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: 0 in 2016 and 2015	—	—
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2016—127,218,183 issued, less 9,187,075 held in treasury and 2015—130,218,183 issued, less 7,848,231 held in treasury)	127,218	130,218
Additional paid-in capital	490,421	482,284
Accumulated other comprehensive income (loss)	577,574	231,947
Retained earnings	3,890,798	3,614,369
Treasury stock	(519,150)	(403,266)
Total shareholders' equity	4,566,861	4,055,552
Total liabilities and shareholders' equity	$21,436,087	$19,853,213

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Life premium	$2,189,333	$2,073,065	$1,966,300
Health premium	947,663	925,520	869,440
Other premium	38	135	400
Total premium	3,137,034	2,998,720	2,836,140

Net investment income	806,903	773,951	758,286
Realized investment gains (losses)	(10,683)	(8,791)	23,548
Other income	1,375	2,185	2,121
Total revenue	3,934,629	3,766,065	3,620,095

Benefits and expenses:
Life policyholder benefits	1,479,272	1,374,608	1,301,562
Health policyholder benefits	612,725	602,610	559,817
Other policyholder benefits	36,751	38,994	42,005
Total policyholder benefits	2,128,748	2,016,212	1,903,384

Amortization of deferred acquisition costs	469,063	445,625	415,914
Commissions, premium taxes, and non-deferred acquisition expenses	249,174	237,541	222,463
Other operating expense	232,064	223,858	217,531
Interest expense	83,345	76,642	76,126
Total benefits and expenses	3,162,394	2,999,878	2,835,418

Income before income taxes	772,235	766,187	784,677
Income taxes(1)	(232,645)	(249,894)	(256,603)
Income from continuing operations	539,590	516,293	528,074

Discontinued operations:
Income from discontinued operations, net of tax	10,189	10,807	14,865
Net income	$549,779	$527,100	$542,939

Basic net income per common share:
Continuing operations	$4.50	$4.13	$4.04
Discontinued operations	0.08	0.08	0.11
Total basic net income per common share	$4.58	$4.21	$4.15

Diluted net income per common share:(1)
Continuing operations	$4.41	$4.07	$3.98
Discontinued operations	0.08	0.09	0.11
Total diluted net income per common share	$4.49	$4.16	$4.09

(1)
Certain current year amounts were prospectively adjusted to give effect to the adoption of ASU 2016-09 related to excess tax benefits from stock compensation as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year."

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$549,779	$527,100	$542,939

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	544,886	(1,163,417)	1,312,548
Reclassification adjustment for (gains) losses on securities included in net income	10,645	9,478	(23,170)
Reclassification adjustment for amortization of (discount) premium	(4,185)	(6,346)	(8,621)
Foreign exchange adjustment on securities recorded at fair value	312	(3,010)	(1,567)
Unrealized gains (losses) on securities	551,658	(1,163,295)	1,279,190

Unrealized gains (losses) on other investments:
Unrealized holding gains (losses) arising during period	2,503	(1,635)	4,473
Reclassification adjustment for (gains) losses included in net income	(360)	(1,102)	(601)
Unrealized gains (losses) on other investments	2,143	(2,737)	3,872
Total unrealized investment gains (losses)	553,801	(1,166,032)	1,283,062
Less applicable (taxes) benefits	(193,820)	408,092	(448,985)
Unrealized gains (losses) on investments, net of tax	359,981	(757,940)	834,077

Unrealized gains (losses) attributable to deferred acquisition costs	(2,412)	8,682	(6,200)
Less applicable (taxes) benefits	845	(3,039)	2,170
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(1,567)	5,643	(4,030)

Foreign exchange translation adjustments, other than securities	2,178	(20,651)	(10,770)
Less applicable (taxes) benefits	(838)	6,892	3,290
Foreign exchange translation adjustments, other than securities, net of tax	1,340	(13,759)	(7,480)

Pension adjustments:
Amortization of pension costs	10,168	14,586	10,285
Plan amendments	—	(2,104)	—
Experience gain (loss)	(31,902)	(11,632)	(65,817)
Pension adjustments	(21,734)	850	(55,532)
Less applicable (taxes) benefits	7,607	(299)	19,436
Pension adjustments, net of tax	(14,127)	551	(36,096)

Other comprehensive income (loss)	345,627	(765,505)	786,471
Comprehensive income (loss)	$895,406	$(238,405)	$1,329,410

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Year Ended December 31, 2014
Balance at January 1, 2014	$—	$151,218	$462,058	$210,981	$3,495,533	$(543,448)	$3,776,342
Comprehensive income (loss)				786,471	542,939		1,329,410
Common dividends declared ($.51 per share)					(65,998)		(65,998)
Acquisition of treasury stock						(449,308)	(449,308)
Stock-based compensation			31,315		362	526	32,203
Exercise of stock options			18,524		(22,641)	78,934	74,817
Retirement of treasury stock		(17,000)	(54,284)		(573,349)	644,633	—
Balance at December 31, 2014	—	134,218	457,613	997,452	3,376,846	(268,663)	4,697,466

Year Ended December 31, 2015
Comprehensive income (loss)				(765,505)	527,100		(238,405)
Common dividends declared ($.54 per share)					(67,182)		(67,182)
Acquisition of treasury stock						(418,526)	(418,526)
Stock-based compensation			21,813		(2,132)	8,983	28,664
Exercise of stock options			17,577		(36,322)	72,280	53,535
Retirement of treasury stock		(4,000)	(14,719)		(183,941)	202,660	—
Balance at December 31, 2015	—	130,218	482,284	231,947	3,614,369	(403,266)	4,055,552

Year Ended December 31, 2016
Comprehensive income (loss)				345,627	549,779		895,406
Common dividends declared ($.56 per share)					(66,968)		(66,968)
Acquisition of treasury stock						(404,784)	(404,784)
Stock-based compensation			19,659		(2,224)	8,891	26,326
Exercise of stock options(1)					(53,845)	115,174	61,329
Retirement of treasury stock		(3,000)	(11,522)		(150,313)	164,835	—
Balance at December 31, 2016	$—	$127,218	$490,421	$577,574	$3,890,798	$(519,150)	$4,566,861

(1)
Certain current year amounts were prospectively adjusted to give effect to the adoption of ASU 2016-09 related to excess tax benefits from stock compensation as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year."

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$549,779	$527,100	$542,939
Adjustments to reconcile net income from continuing operations to cash provided from continuing operations:
(Income) from discontinued operations, net of income taxes	(10,189)	(10,807)	(14,865)
Increase in future policy benefits	645,844	631,202	585,632
Increase (decrease) in other policy benefits	24,668	14,609	12,521
Deferral of policy acquisition costs	(635,318)	(612,181)	(562,245)
Amortization of deferred policy acquisition costs	469,063	445,625	415,914
Change in current and deferred income taxes(1)	152,210	103,558	102,720
Realized (gains) losses on sale of investments and properties	10,683	8,791	(23,548)
Other, net	20,079	13,985	(38,354)
Net cash provided from (used for) continuing operations	1,226,819	1,121,882	1,020,714
Net cash provided from (used for) discontinued operations	171,889	(1,832)	(156,006)
Cash provided from (used for) operating activities	1,398,708	1,120,050	864,708

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	340,434	226,792	109,024
Fixed maturities available for sale—matured, called, and repaid	236,353	376,158	273,223
Other long-term investments	1,217	3,740	1,495
Total investments sold or matured	578,004	606,690	383,742
Acquisition of investments:
Fixed maturities—available for sale	(1,530,053)	(1,070,908)	(704,993)
Other long-term investments	(20,444)	(31,707)	—
Total investments acquired	(1,550,497)	(1,102,615)	(704,993)
Net increase in policy loans	(15,513)	(20,353)	(23,222)
Net (increase) decrease in short-term investments	(17,274)	(38,884)	61,008
Additions to properties	(25,162)	(36,957)	(19,367)
Sales of properties	90	—	8,752
Investments in low-income housing interests	(32,084)	(41,231)	(56,083)
Cash provided from (used for) investing activities	(1,062,436)	(633,350)	(350,163)

Cash provided from (used for) financing activities:
Issuance of common stock	61,329	35,958	56,294
Cash dividends paid to shareholders	(66,931)	(66,899)	(65,006)
Repayment of debt	(250,000)	—	—
Proceeds from issuance of debt	400,000	—	—
Payment for debt issuance costs	(9,638)	—	—
Net borrowing (repayment) of commercial paper	22,224	1,978	9,328
Excess tax benefit from stock option exercises(1)	—	17,577	18,524
Acquisition of treasury stock	(404,784)	(418,526)	(449,308)
Net receipts (payments) from deposit-type product	(71,991)	(95,793)	(69,792)
Cash provided from (used for) financing activities	(319,791)	(525,705)	(499,960)
Effect of foreign exchange rate changes on cash	(1,701)	34,369	14,491
Increase (decrease) in cash	14,780	(4,636)	29,076
Cash at beginning of year	61,383	66,019	36,943
Cash at end of year	$76,163	$61,383	$66,019

(1)
Certain current year amounts were prospectively adjusted to give effect to the adoption of ASU 2016-09 related to excess tax benefits from stock compensation as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year."

See accompanying Notes to Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies

Business: Torchmark Corporation (Torchmark or alternatively, the Company) through its wholly-owned subsidiaries provides a variety of life and health insurance products and annuities to a broad base of customers. Torchmark is organized into four reportable segments: life insurance, health insurance, annuity, and investment.

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), under guidance issued by the Financial Accounting Standards Board (FASB). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Discontinued Operations: When a component of Torchmark’s business is sold or expected to be sold during the ensuing year, Torchmark considers whether the criteria of ASC 205-20, Discontinued Operations, have been met, which includes evaluating if the disposal of a component represents a strategic shift that has, or will have, a major effect on the Company. If the disposal meets the criteria for discontinued operations, the assets and liabilities are segregated and recorded in the Consolidated Balance Sheets as "Assets and Liabilities related to discontinued operations" for all periods presented. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The results of operations for the discontinued component are reported in "Income from discontinued operations, net of tax" in the Consolidated Statements of Operations for current and prior periods. Discontinued operations are reported commencing in the period in which the business is either disposed of or meets the accounting criteria for discontinued operations, including any gain or loss recognized on the sale or adjustment of the carrying amount to the estimated fair value less cost to sell.

As discussed in further detail in Note 6—Discontinued Operations, Torchmark sold one of its operating segments, Medicare Part D during 2016. The financial results of this business are excluded from Torchmark's continuing operations including the Notes to the Consolidated Financial Statements, other than Note 2—Statutory Accounting and Note 6—Discontinued Operations.

Investments: Torchmark classifies all of its fixed maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

carried at unpaid principal balances. Other long-term investments include equity securities, real estate, and limited partnerships. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Investments in real estate are reported at cost less allowances for depreciation. Depreciation is calculated on the straight-line method. Investments in limited partnerships are accounted for using the cost method of accounting as Torchmark's partnership interest is minor since Torchmark lacks the ability to exercise significant influence over the partnership's operating and financial policies. The Company considers its cost method investments for impairment when the carrying value of such investments exceeds the net asset value (“NAV”). Short-term investments include investments in interest-bearing time deposits with original maturities of twelve months or less. Gains and losses realized on the disposition of investments are determined on a specific identification basis.

Fair Value Measurements, Investments in Securities: Torchmark measures the fair value of its fixed maturities based on a hierarchy consisting of three levels which indicate the quality of the fair value measurements as described below:

•	Level 1—fair values are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•
Level 2 —fair values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that can otherwise be corroborated by observable market data.

•
Level 3— fair values are based on inputs that are considered unobservable where there is little, if any, market activity for the asset or liability as of the measurement date. In this circumstance, the Company has to rely on values derived by independent brokers or internally-developed assumptions. Unobservable inputs are developed based on the best information available to the Company which may include the Company’s own data or bid and ask prices in the dealer market.

The great majority of Torchmark's fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2016, Torchmark's investments in fixed maturities were primarily composed of the following significant security types: Corporate securities, state and municipal securities, redeemable preferred stocks, and U.S. government securities. The remaining security types represented less than 1% of the total in the aggregate.

Over 95% of the fair value reported at December 31, 2016 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers, but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

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

Torchmark invests in a portfolio of private placement bonds which are not actively traded. This portfolio is managed by third parties and was $565 million at amortized cost and $574 million at fair value on December 31, 2016, compared with $542 million at amortized cost and $546 million at fair value a year earlier. The portfolio managers provide valuations for the bonds based on a pricing matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If they cannot be corroborated, the fair values are classified as Level 3. As of December 31, 2016, fair values of $15 million were classified as Level 2, while the remaining balance of $559 million was classified as Level 3. As of December 31, 2015, fair values of $15 million were classified as Level 2, while the remaining balance of $531 million was classified as Level 3.

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements and Note 9—Postretirement Benefits under the caption Pension Plans.

Fair Value Measurements, Other Financial Instruments: Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Policy loans are an integral part of Torchmark’s subsidiaries’ life insurance policies in force and their fair values cannot be valued separately and apart from the insurance contracts. The fair values of Torchmark’s long-term debt issues are based on the same methodology as investments in fixed maturities. Because observable inputs were available for these debt securities at December 31, 2016, they were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2016 is disclosed in Note 11—Debt. As described in Note 9—Postretirement Benefits, Torchmark maintains a nonqualified supplemental retirement plan. Therefore the assets which support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of corporate-owned life insurance policies and exchange traded funds (ETFs). The fair value of the insurance cash values approximates carrying value. Fair values for the ETFs are derived from direct quotes and are considered Level 1 in the valuation hierarchy.

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

Among the facts and information considered in the process are:

•	Financial statements of the issuer

•	Changes in credit ratings of the issuer

•	The value of underlying collateral

•	News and information included in press releases issued by the issuer

•	News and information reported in the media concerning the issuer

•	News and information published by or otherwise provided by credit analysts

•	The nature and amount of recent and expected future sources and uses of cash

•	Default on a required payment

•	Issuer bankruptcy filings

While all available information is taken into account, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security. If a security is determined to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss in the period the determination is made. The written-down security will be amortized and revenue recognized in accordance with estimated future cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

Accrued investment income: Accrued investment income consists of interest income or dividends earned on the investment portfolio, but are yet to be received as of the balance sheet date.

Other Receivables: Other receivables consist primarily of agent debit balances, which represent commissions advanced to insurance agents. These balances are repaid to the Company over time as the premiums associated with the advanced commissions are collected by the Company and the agents' commissions on such premiums are retained. The balance was $353 million and $334 million at December 31, 2016 and 2015, respectively. Management believes these balances are recoverable as they are less than the estimated present value of future commissions.

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

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Globe Life Direct Response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Globe Life Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of deferred acquisition costs. They are amortized in the same manner as other deferred acquisition costs. Globe Life Direct Response advertising costs charged to earnings and included in other operating expense were $9 million, $10 million, and $8 million in 2016, 2015, and 2014, respectively. Capitalized advertising costs included within deferred acquisition costs were $1.25 billion at December 31, 2016 and $1.21 billion at December 31, 2015.

Goodwill: The excess cost of a business acquired over the fair value of net assets acquired is reported as goodwill. Goodwill is subject to impairment testing in accordance with GAAP on an annual basis, or whenever potential impairment triggers occur. The Company may perform a qualitative analysis under certain circumstances, or perform a two-step quantitative analysis.

In the qualitative analysis, the Company determines if it is more likely than not that the fair value of a reporting unit is less than its carrying amount by assessing current events and circumstances. If there are factors present indicating potential impairment, the company should proceed to the two-step quantitative analysis as described as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

In the two-step quantitative analysis, the Company utilizes two approaches, income and market, to determine the fair value of each reporting unit. In the income approach, judgment and assumptions are used in developing the projected cash flows for the reporting units, and such estimates are subject to change. The Company also exercises judgment in the determination of the discount rate as management believes this to be appropriate for the risk associated with the cash flow expectations. In the market approach, the Company utilizes the share price and a control premium based on businesses with similar assets to determine a fair value. In both cases, the fair value of each reporting unit is then measured against that reporting unit’s corresponding carrying value. In the event the fair value is less than the carrying value, further testing is required under the accounting guidance to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of the test.

Torchmark tested its goodwill annually as of June 30th in each of the years 2014 through 2016. Torchmark’s goodwill was not impaired in any of those periods.

Low-Income Housing Tax Credit Interests: Torchmark invests in limited partnerships that provide low-income housing tax credits and other related federal income tax and state premium tax benefits to Torchmark. The carrying value of Torchmark’s investment in these entities was $280 million and $306 million at December 31, 2016 and 2015, respectively. At December 31, 2016, $280 million associated with the federal interests was included in "Other assets" on the Consolidated Balance Sheets. At December 31, 2015, $302 million associated with the federal interests was included in "Other assets" with the remaining $4 million state-related interests included in "Other long-term investments". As of December 31, 2016, Torchmark was obligated under future commitments of $57 million, which is included in the above carrying value. For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization while the proportional method of amortization is utilized for all non-guaranteed as well as guaranteed investments acquired on or after January 1, 2015. All amortization expense is recorded in “Income tax expense” on the Consolidated Statements of Operations.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to ten years for equipment and five to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $196 million at December 31, 2016 and $175 million at December 31, 2015. Accumulated depreciation was $99 million at year end 2016 and $92 million at the end of 2015. Depreciation expense was $9.8 million in 2016, $8.0 million in 2015, and $7.4 million in 2014.

Future Policy Benefits: The liability for future policy benefits for annuity and universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 86% of total future policy benefits, is determined on the net level premium method. This method provides for the present value of expected future benefit payments less the present value of expected future net premiums, based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. For limited-payment contracts, a deferred profit liability is also recorded which causes profits to emerge over the life of the contract in proportion to policies in force. Assumptions used for traditional life and health insurance products are based primarily on Company experience. Assumptions for interest rates range from 2.5% to 7.0% for Torchmark’s insurance companies with an overall weighted average assumed rate of 5.7%. Mortality tables used for individual life insurance include various statutory tables and modifications of a variety of generally accepted actuarial tables. Morbidity assumptions for individual health are based on Company experience and industry data. Withdrawal and termination assumptions are based on Torchmark’s experience. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are reviewed annually and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized deferred acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

reduction of unamortized deferred acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on revised assumptions.

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

Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $18 million, $19 million, and $21 million for the years ended December 31, 2016, 2015, and 2014, respectively. Other premium consists of annuity policy charges in each year. For most insurance products, the related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of deferred acquisition costs in a manner which recognizes profits as they are earned over the revenue recognition period. For limited-payment life insurance products, the profits are recognized over the contract period.

Stock-Based Compensation: Torchmark accounts for stock-based compensation by recognizing an expense in the financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2014 through 2016 is as follows:

	2016	2015	2014
Volatility factor	19.2%	23.6%	30.9%
Dividend yield	1.1%	0.9%	0.9%
Expected term (in years)	5.78	5.66	5.65
Risk-free rate	1.3%	1.6%	1.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

The expected term is generally derived from Company experience. However, expected terms are determined based on the simplified method as permitted under the ASC 718 Stock Compensation topic when company experience is insufficient. The Torchmark Corporation 2011 Incentive Plan replaced all previous plans and allows for option grants for employees with a ten-year contractual term which vest over five years in addition to seven-year grants which vest over three years as permitted by the previous plans. Director grants vest over six months. The Company has sufficient experience with seven-year grants that vest in three years, but insufficient historical experience with five-year vesting. Therefore, Torchmark has used the simplified method to determine the expected term for the ten-year grants with five-year vesting and will do so until adequate experience is developed. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested). Expenses for restricted stock and restricted stock units are based on the grant date fair value allocated on a straight-line basis over the service period. Performance share expense is recognized based on management’s estimate of the probability of meeting the metrics identified in the performance share award agreement, assigned to each service period as these estimates develop.

Torchmark management views all stock-based compensation expense as a corporate or Parent Company expense and, therefore, presents it as such in its segment analysis (See Note 14—Business Segments). It is included in “Other operating expense” in the Consolidated Statements of Operations.

Earnings Per Share: Torchmark presents basic and diluted earnings per share (EPS) on the face of the Consolidated Statements of Operations for income from continuing operations and income from discontinued operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. Due to the prospective adoption of ASU 2016-09, as further discussed below, an adjustment was made to the weighted average diluted shares outstanding in 2016 to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation. For more information on earnings per share, see Note 12—Shareholders’ Equity.

Accounting Pronouncements Adopted in the Current Year:

Going Concern: In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). This accounting standard requires management to perform interim and annual assessments of the entity's ability to continue its business operations within one year of the date of issuance of its financial statements. The Company must then provide certain disclosure if there is substantial doubt about its ability to continue as a going concern. As of January 1, 2016, the Company adopted this standard with no impact to the financial statements.
Short-Duration Contracts: The FASB issued Accounting Standards Update No. 2015-09 Financial Services-Insurance: Disclosures about Short-Duration Contracts (ASU 2015-09), requiring companies to disclose additional information with regards to its short-duration insurance contracts. These new disclosures provide additional insight into an insurance entity’s ability to underwrite claims. Torchmark's disclosures under ASU 2015-09 are effective for the 2016 annual consolidated financial statements. The guidance consists only of new disclosures and did not impact the accounting for short-duration contracts. See Note 7—Liability for Unpaid Claims.
Excess Tax Benefits: In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to simplify certain aspects of accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification in the statement of cash flows; and (c) accounting for forfeitures. Torchmark elected to early adopt this standard as of January 1, 2016, as permitted. This new accounting standard primarily causes excess tax benefits to be recognized through earnings affecting Torchmark's computations of net income, diluted shares outstanding, and earnings per share.

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

Below is a listing of the effects of the prospective adoption of this guidance due to the change in accounting of excess tax benefits:

•
Consolidated statement of operations: For the year ended 2016, the Company recorded $20 million in excess tax benefits as a component of income taxes, which resulted in an increase in net income as compared with 2015 and 2014 when the excess tax benefits of $18 million and $19 million, respectively, were recorded as a component of additional paid-in capital on the balance sheet.

•
Weighted average diluted shares: The weighted average diluted shares outstanding were adjusted to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation. This change resulted in diluted weighted average shares outstanding of 122.4 million for 2016, as compared with 121.5 million previous guidance.

•	Earnings per share: The adoption resulted in a $0.13 increase in earnings per share for the year ended December 31, 2016.

•
Consolidated statement of cash flows: The excess tax benefits related to share-based payments of $20 million were presented as a component of operating activities in the same manner as other cash flows related to income taxes. In 2015 and 2014, the excess tax benefits of $18 million and $19 million, respectively, were presented within financing activities.

Accounting Pronouncements Not Yet Adopted:

Leases: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires all lessees to report a right-of-use asset and a lease liability for most leases. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard will become effective for the Company beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on the financial statements. Refer to Note 15—Commitments and Contingencies for consideration of five year operating lease commitments.
Investment Impairment: In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments as well as to change the loss impairment methodology for available-for-sale debt securities. This standard will become effective on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition. The Company does not expect the adoption to have a significant impact on the financial statements.
Cash Flows: In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance was issued to provide uniformity in the classification of cash receipts and payments recorded in the statement of cash flows, including debt prepayment or extinguishment costs, settlements of zero-coupon bonds, and proceeds from the settlement of insurance claims. This standard will become effective on January 1, 2018. The Company is currently evaluating the standard to determine its impact.
Income Taxes: In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory. This guidance was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory by allowing the immediate recognition of the current and deferred income tax effects. Current guidance prohibits the recognition of current and deferred income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 1—Significant Accounting Policies (continued)

taxes for an intra-entity transfer until the asset has been sold to an outside party. This new guidance should be applied on a modified retrospective approach and will become effective on January 1, 2018. The Company does not expect the adoption to have a significant impact on the financial statements.
Goodwill: In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. This guidance was issued to simplify the subsequent measurement of goodwill through the elimination of Step 2 from the goodwill impairment test. It will become effective on January 1, 2020 and should be applied on a prospective basis. The Company does not expect the adoption to have a significant impact on the financial statements.

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2016	2015	2014	2016	2015
Life insurance subsidiaries	$429,563	$393,466	$446,439	$1,335,070	$1,253,007

The excess, if any, of shareholder’s equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to Torchmark without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $477 million at December 31, 2016. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders’ Equity.

Torchmark’s statutory financial statements are presented on the basis of accounting practices prescribed by the insurance department of the state of domicile of each insurance subsidiary. While all states have adopted the National Association of Insurance Commissioners’ (NAIC) statutory accounting practices (NAIC SAP) as the basis for statutory accounting, certain states have retained prescribed practices of their respective insurance code or administrative code which can differ from NAIC SAP. For Torchmark’s life insurance companies, there are no significant differences between NAIC SAP and the accounting practices prescribed by the states of domicile.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income
An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2014 through 2016.

Components of Accumulated Other Comprehensive Income

For the 12 months ended December 31, 2014:	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2014	$256,196	$(6,728)	$24,866	$(63,353)	$210,981
Other comprehensive income (loss) before reclassifications, net of tax	855,132	(4,030)	(7,480)	(42,781)	800,841
Reclassifications, net of tax	(21,055)	—	—	6,685	(14,370)
Other comprehensive income (loss)	834,077	(4,030)	(7,480)	(36,096)	786,471
Balance at December 31, 2014	1,090,273	(10,758)	17,386	(99,449)	997,452

For the 12 months ended December 31, 2015:
Other comprehensive income (loss) before reclassifications, net of tax	(759,976)	5,643	(13,759)	(8,930)	(777,022)
Reclassifications, net of tax	2,036	—	—	9,481	11,517
Other comprehensive income (loss)	(757,940)	5,643	(13,759)	551	(765,505)
Balance at December 31, 2015	332,333	(5,115)	3,627	(98,898)	231,947

For the 12 months ended December 31, 2016:
Other comprehensive income (loss) before reclassifications, net of tax	356,016	(1,567)	1,340	(20,736)	335,053
Reclassifications, net of tax	3,965	—	—	6,609	10,574
Other comprehensive income (loss)	359,981	(1,567)	1,340	(14,127)	345,627
Balance at December 31, 2016	$692,314	$(6,682)	$4,967	$(113,025)	$577,574

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for each of the years 2014 through 2016.

Reclassification Adjustments

	Year Ended December 31,
Component Line Item	2016	2015	2014	Affected line items in the Statement of Operations
Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$10,285	$9,478	$(23,771)	Realized investment gains (losses)
Amortization of (discount) premium	(4,185)	(6,346)	(8,621)	Net investment income
Total before tax	6,100	3,132	(32,392)
Tax	(2,135)	(1,096)	11,337	Income taxes
Total after tax	3,965	2,036	(21,055)
Pension adjustments:
Amortization of prior service cost	477	377	2,113	Other operating expenses
Amortization of actuarial (gain) loss	9,691	14,209	8,172	Other operating expenses
Total before tax	10,168	14,586	10,285
Tax	(3,559)	(5,105)	(3,600)	Income taxes
Total after tax	6,609	9,481	6,685
Total reclassifications (after tax)	$10,574	$11,517	$(14,370)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments

Portfolio Composition:

A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at December 31, 2016 and 2015 is as follows:

2016:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$381,054	$895	$(9,151)	$372,798	3
States, municipalities, and political subdivisions	1,284,605	126,850	(1,327)	1,410,128	9
Foreign governments	21,701	1,438	(62)	23,077	—
Corporates, by sector:
Financial	2,963,584	285,037	(45,885)	3,202,736	21
Utilities	1,875,946	249,701	(12,604)	2,113,043	14
Energy	1,542,426	127,989	(44,324)	1,626,091	11
Other corporate sectors	5,601,136	424,021	(84,547)	5,940,610	39
Total corporates	11,983,092	1,086,748	(187,360)	12,882,480	85
Collateralized debt obligations	60,726	13,062	(10,285)	63,503	—
Other asset-backed securities	56,410	621	(337)	56,694	—
Redeemable preferred stocks, by sector:
Financial	371,862	43,383	(7,218)	408,027	3
Utilities	28,600	798	(244)	29,154	—
Total redeemable preferred stocks	400,462	44,181	(7,462)	437,181	3
Total fixed maturities	$14,188,050	$1,273,795	$(215,984)	$15,245,861	100
(1) Amount reported in the balance sheet.
(2) At fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

2015:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$368,718	$404	$(14,078)	$355,044	3
States, municipalities, and political subdivisions	1,296,396	131,516	(1,908)	1,426,004	10
Foreign governments	21,594	1,369	(163)	22,800	—
Corporates, by sector:
Financial	2,760,552	301,624	(54,881)	3,007,295	22
Utilities	1,981,241	223,535	(28,267)	2,176,509	16
Energy	1,568,392	53,776	(219,101)	1,403,067	10
Other corporate sectors	4,761,192	294,026	(230,911)	4,824,307	35
Total corporates	11,071,377	872,961	(533,160)	11,411,178	83
Collateralized debt obligations	63,662	16,158	(9,438)	70,382	1
Other asset-backed securities	18,963	668	—	19,631	—
Redeemable preferred stocks, by sector:
Financial	382,517	45,926	(4,781)	423,662	3
Utilities	28,644	731	(52)	29,323	—
Total redeemable preferred stocks	411,161	46,657	(4,833)	452,985	3
Total fixed maturities	$13,251,871	$1,069,733	$(563,580)	$13,758,024	100
(1) Amount reported in the balance sheet.
(2) At fair value.

Securities held on deposits with various state and federal regulatory authorities had a carrying value of $600 million and $555 million at December 31, 2016 and 2015, respectively.

A schedule of fixed maturities by contractual maturity at December 31, 2016 is shown below on an amortized cost basis and on a fair value basis. Actual maturities could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$23,969	$24,573
Due from one to five years	640,903	688,509
Due from five to ten years	1,228,081	1,337,752
Due from ten to twenty years	4,278,896	4,746,466
Due after twenty years	7,897,726	8,326,907
Mortgage-backed and asset-backed securities	118,475	121,654
	$14,188,050	$15,245,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Analysis of investment operations:

	Year Ended December 31,
	2016	2015	2014
Net investment income is summarized as follows:
Fixed maturities	$778,912	$747,663	$732,925
Policy loans	38,436	36,763	35,015
Other long-term investments	2,786	2,021	1,516
Short-term investments	447	95	75
	820,581	786,542	769,531
Less investment expense	(13,678)	(12,591)	(11,245)
Net investment income	$806,903	$773,951	$758,286

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities	$(10,645)	$(9,479)	$23,170
Other investments	(38)	688	636
Loss on redemption on debt	—	—	(258)
	(10,683)	(8,791)	23,548
Applicable tax	3,739	3,077	(8,242)
Realized gains (losses) from investments, net of tax	$(6,944)	$(5,714)	$15,306

An analysis of the net change in unrealized investment gains (losses) is as follows:
Fixed maturities	$551,658	$(1,163,295)	$1,279,190
Other investments	2,143	(2,737)	3,872
Net change in unrealized gains (losses)	$553,801	$(1,166,032)	$1,283,062

Additional information about securities sold is as follows:

	At December 31,
	2016	2015	2014
Fixed maturities:
Proceeds from sales(1)	$358,285	$226,792	$109,024
Gross realized gains	6,133	259	17,583
Gross realized losses	(32,608)	(16,894)	(1,879)

(1)	Includes unsettled sales of $18 million at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$372,798	$—	$372,798
States, municipalities, and political subdivisions	45,302	1,364,826	—	1,410,128
Foreign governments	—	23,077	—	23,077
Corporates, by sector:
Financial	—	3,141,611	61,125	3,202,736
Utilities	—	1,959,143	153,900	2,113,043
Energy	—	1,598,976	27,115	1,626,091
Other corporate sectors	—	5,623,150	317,460	5,940,610
Total corporates	—	12,322,880	559,600	12,882,480
Collateralized debt obligations	—	—	63,503	63,503
Other asset-backed securities	—	56,694	—	56,694
Redeemable preferred stocks, by sector:
Financial	—	408,027	—	408,027
Utilities	—	29,154	—	29,154
Total redeemable preferred stocks	—	437,181	—	437,181
Total fixed maturities	$45,302	$14,577,456	$623,103	$15,245,861
Percentage of total	0.3%	95.6%	4.1%	100.0%

	Fair Value Measurements at December 31, 2015 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$355,044	$—	$355,044
States, municipalities, and political subdivisions	—	1,426,004	—	1,426,004
Foreign governments	—	22,800	—	22,800
Corporates, by sector:
Financial	—	2,945,048	62,247	3,007,295
Utilities	22,189	2,020,268	134,052	2,176,509
Energy	—	1,377,861	25,206	1,403,067
Other corporate sectors	—	4,515,006	309,301	4,824,307
Total corporates	22,189	10,858,183	530,806	11,411,178
Collateralized debt obligations	—	—	70,382	70,382
Other asset-backed securities	—	19,631	—	19,631
Redeemable preferred stocks, by sector:
Financial	10,124	413,538	—	423,662
Utilities	—	29,323	—	29,323
Total redeemable preferred stocks	10,124	442,861	—	452,985
Total fixed maturities	$32,313	$13,124,523	$601,188	$13,758,024
Percentage of total	0.2%	95.4%	4.4%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

The following table represents changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Collateralized debt Obligations	Corporates	Total
Balance at January 1, 2014	$58,205	$300,300	$358,505
Total gains or losses:
Included in realized gains/losses	15,924	1	15,925
Included in other comprehensive income	3,323	27,864	31,187
Acquisitions	—	186,366	186,366
Sales	(16,049)	(1)	(16,050)
Amortization	5,519	13	5,532
Other(1)	(3,690)	(1,829)	(5,519)
Transfers into (out of) Level 3	—	—	—
Balance at December 31, 2014	63,232	512,714	575,946
Total gains or losses:
Included in realized gains/losses	—	1,182	1,182
Included in other comprehensive income	11,365	(11,925)	(560)
Acquisitions	—	38,600	38,600
Sales	—	—	—
Amortization	5,536	17	5,553
Other(1)	(9,751)	(9,782)	(19,533)
Transfers into (out of) Level 3	—	—	—
Balance at December 31, 2015	70,382	530,806	601,188
Total gains or losses:
Included in realized gains/losses	—	788	788
Included in other comprehensive income	(3,943)	6,403	2,460
Acquisitions	—	33,662	33,662
Sales	—	—	—
Amortization	5,186	17	5,203
Other(1)	(8,122)	(12,076)	(20,198)
Transfers into (out of) Level 3	—	—	—
Balance at December 31, 2016	$63,503	$559,600	$623,103

(1) Includes foreign exchange adjustments and principal repayments.

Acquisitions of Level 3 investments in each of the years 2014 through 2016 are comprised of private-placement fixed maturities managed by an unaffiliated third-party. See Note 1—Significant Accounting Policies for more information on private placements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Quantitative Information about Level 3
Fair Value Measurements
As of December 31, 2016

	Fair Value	Valuation Techniques	Unobservable Input	Range	Weighted Average
Collateralized debt obligations	$63,503	Discounted cash flows	Discount rate	9.3 - 10.45%	10.3%
Private placement fixed maturities	559,600	Determination of credit spread	Credit rating	A+ to B	BBB
		Discounted cash flows	Discount rate	2.82 - 6.55%	4.17%
	$623,103

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

The following table presents transfers in and out of each of the valuation levels of fair values.

	2016			2015			2014
	In	Out	Net	In	Out	Net	In	Out	Net
Level 1	$45,344	$—	$45,344	$17,252	$(49,744)	$(32,492)	$36,468	$—	$36,468
Level 2	—	(45,344)	(45,344)	49,744	(17,252)	32,492	—	(36,468)	(36,468)
Level 3	—	—	—	—	—	—	—	—	—

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

Other-than-temporary impairments (OTTI): Based on the Company's evaluation of its fixed maturities in an unrealized loss position in accordance with the OTTI policy as described in Note 1—Significant Accounting Policies, the Company concluded that there were no other-than-temporary impairments during the three years ended December 31, 2016. As of year end 2016, previously written down securities remaining in the portfolio were carried at a fair value of $54 million, or less than 0.4% of the fair value of the fixed maturity portfolio. Torchmark is continuously monitoring the market conditions impacting its portfolio. While adverse market conditions for an extended duration could lead to some

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

ratings downgrades in certain sectors, Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell or expect to be required to sell any of its securities in such a position.

Unrealized gains/loss analysis: The following tables disclose gross unrealized investment losses by class and major sector of investments at December 31, 2016 and December 31, 2015 for the respective periods of time in a loss position. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES
At December 31, 2016

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$321,133	$(8,553)	$1,404	$(598)	$322,537	$(9,151)
States, municipalities and political subdivisions	32,178	(1,114)	683	(19)	32,861	(1,133)
Foreign governments	4,416	(62)	—	—	4,416	(62)
Corporates, by sector:
Financial	479,669	(18,666)	64,335	(4,627)	544,004	(23,293)
Utilities	290,732	(11,000)	16,977	(1,604)	307,709	(12,604)
Energy	83,064	(1,076)	154,908	(18,127)	237,972	(19,203)
Metals and mining	5,936	(231)	5,789	(187)	11,725	(418)
Other corporate sectors	1,564,273	(65,131)	68,968	(6,495)	1,633,241	(71,626)
Total corporates	2,423,674	(96,104)	310,977	(31,040)	2,734,651	(127,144)
Other asset-backed securities	41,498	(337)	—	—	41,498	(337)
Redeemable preferred stocks, by sector:
Utilities	5,857	(244)	—	—	5,857	(244)
Total redeemable preferred stocks	5,857	(244)	—	—	5,857	(244)
Total investment grade securities	2,828,756	(106,414)	313,064	(31,657)	3,141,820	(138,071)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	357	(194)	357	(194)
Corporates, by sector:			—	—
Financial	—	—	83,174	(22,592)	83,174	(22,592)
Energy	15,567	(385)	91,165	(24,736)	106,732	(25,121)
Metals and mining	32,478	(172)	34,463	(2,023)	66,941	(2,195)
Other corporate sectors	51,640	(291)	95,679	(10,017)	147,319	(10,308)
Total corporates	99,685	(848)	304,481	(59,368)	404,166	(60,216)
Collateralized debt obligations	—	—	9,714	(10,285)	9,714	(10,285)
Redeemable preferred stocks, by sector:
Financial	—	—	19,912	(7,218)	19,912	(7,218)
Total redeemable preferred stocks	—	—	19,912	(7,218)	19,912	(7,218)
Total below investment grade securities	99,685	(848)	334,464	(77,065)	434,149	(77,913)
Total fixed maturities	$2,928,441	$(107,262)	$647,528	$(108,722)	$3,575,969	$(215,984)

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

Gross unrealized losses decreased from $564 million at year end 2015 to $216 million at year end 2016, a decrease of $348 million. The decrease in the gross unrealized losses from prior year was primarily attributable to the improved conditions during 2016 in the energy and metals and mining sectors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Additional information about investments in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of December 31, 2016	407	94	501
As of December 31, 2015	480	75	555

Torchmark’s entire fixed maturity portfolio consisted of 1,565 issues at December 31, 2016 and 2015. The weighted-average quality rating of all unrealized loss positions at amortized cost was BBB+ for both 2016 and 2015.

Other investment information:

Other long-term investments consist of the following:

	Year Ended December 31,
	2016	2015
Investment in limited partnerships	$51,509	$31,409
Low-income housing interests	—	3,767
Other	2,343	3,262
Total	$53,852	$38,438

Torchmark did not have any invested assets that were non-income producing during the twelve months ended December 31, 2016.

Concentrations of Credit Risk: Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2016, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporate securities	80%
Securities of state and municipal governments	9
Government-sponsored enterprises	2
Other	1
Below investment grade fixed maturities:
Corporate securities	4
Other	—
Policy loans, which are secured by the underlying insurance policy values	3
Other investments	1
100%

As of December 31, 2016, securities of state and municipal governments represented 9% of invested assets at fair value. Such investments are made throughout the U.S. At year end 2016, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (30%), Ohio (7%), Washington (7%), Illinois (6%), and Alabama (5%). Otherwise, there was no concentration within any given state greater than 5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 4—Investments (continued)

Corporate debt securities and redeemable preferred stocks represent 84% of Torchmark's investment portfolio. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio of corporate debt securities and redeemable preferred stocks at December 31, 2016, based on fair value:

Insurance	17%
Electric utilities	12
Oil and natural gas pipelines	6
Banks	6
Oil and natural gas exploration and production	4
Transportation	4
Chemicals	4
Metals and mining	3
Food	3
Real estate investment trusts	3

At year end 2016, 4% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $834 million, amortized cost was $751 million, and fair value was $695 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Note 5—Deferred Acquisition Costs

An analysis of deferred acquisition costs is as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$3,617,135	$3,457,397	$3,325,433
Additions:
Deferred during period:
Commissions	436,252	401,166	358,969
Other expenses	199,066	211,015	203,276
Total deferred	635,318	612,181	562,245
Foreign exchange adjustment	2,180	—	—
Adjustment attributable to unrealized investment losses(1)	—	8,682	—
Total additions	637,498	620,863	562,245
Deductions:
Amortized during period	(469,063)	(445,625)	(415,914)
Foreign exchange adjustment	—	(15,500)	(8,167)
Adjustment attributable to unrealized investment gains(1)	(2,412)	—	(6,200)
Total deductions	(471,475)	(461,125)	(430,281)
Balance at end of year	$3,783,158	$3,617,135	$3,457,397

(1)	Represents amounts pertaining to investments relating to universal life-type products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 6—Discontinued Operations

At December 31, 2015, Torchmark met the criteria to account for its Medicare Part D Prescription Drug Plan business as a discontinued operation. Historically, the business was a reportable segment. Effective July 1, 2016, Torchmark sold its Medicare Part D Prescription Drug Plan business to an unaffiliated third party. Management believes this sale allows the Company to better focus on its core protection life and health insurance businesses, as well as provides additional capital to invest.

The initial sale price was based on the number of enrollees as of the end of the second quarter 2016 and will be adjusted based on the number of enrollees as of January 1, 2017 as determined by the Center for Medicare Services (CMS) in March 2017. Estimated ultimate net proceeds from the sale resulted in a gain of $1.8 million ($1.2 million, net of tax). The deferred acquisition costs write-off of $16.4 million and the contingent sale price reserve of $3.6 million are included in the net gain calculation. The gain is recognized in income from discontinued operations as of December 31, 2016.

Torchmark retained certain assets and liabilities related to the Medicare Part D business including all corresponding profits or losses for the 2016 plan year. The buyer assumed the rights and obligations related to the business for all subsequent plan years. To facilitate a seamless transition, Torchmark administered the plans for the duration of 2016. The remaining assets and liabilities reflected on the Torchmark balance sheet related to discontinued operations are receivables and payables primarily associated with 2016 plan year that are expected to be settled in the ordinary course of business during 2017 and 2018.

The net assets related to discontinued operations at December 31, 2016 and 2015 were as follows:

	At December 31,
	2016	2015
Assets:
Due premiums	$8,840	$8,041
Other receivables(1)	118,692	287,765
Deferred acquisition costs	—	17,037
Total assets related to discontinued operations	127,532	312,843

Liabilities:
Unearned and advance premiums	67	806
Policy claims and other benefits payable	10,868	12,309
Risk sharing payable	8,374	23,837
Current and deferred income taxes payable	3,820	13,604
Other(2)	4,295	479
Total liabilities related to discontinued operations	27,424	51,035

Net assets	$100,108	$261,808

(1)
At December 31, 2016, other receivables included $50 million from CMS and $69 million from drug manufacturer rebates. At December 31, 2015, the comparable amounts were $193 million and $95 million, respectively.

(2)	Balance includes $3.6 million contingent sale price reserve for the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 6—Discontinued Operations (continued)

Income from discontinued operations for the three years ended December 31, 2016 is as follows:

	Year Ended December 31,
	2016	2015	2014
Revenue:
Health premium	$222,840	$260,657	$373,280

Benefits and expenses:
Health policyholder benefits	183,423	213,114	315,816
Amortization of deferred acquisition costs	3,747	3,506	2,858
Commissions, premium taxes, and non-deferred acquisition expenses	16,396	20,909	26,613
Other operating expense	5,377	6,502	5,123
Total benefits and expenses	208,943	244,031	350,410

Income before income taxes for discontinued operations	13,897	16,626	22,870
Gain from sale of discontinued operations	1,779	—	—
Income taxes	(5,487)	(5,819)	(8,005)
Income from discontinued operations	$10,189	$10,807	$14,865

Income taxes paid related to discontinued operations for the three years ended December 31, 2016 were as follows:

	Year Ended December 31,
	2016	2015	2014
Income taxes paid	$15,271	$3,409	$12,013

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$137,120	$128,265	$116,559
Incurred related to:
Current year	510,075	502,009	453,014
Prior years	(1,127)	(7,845)	804
Total incurred	508,948	494,164	453,818
Paid related to:
Current year	386,278	379,037	343,648
Prior years	116,662	106,272	98,464
Total paid	502,940	485,309	442,112
Balance at end of year	$143,128	$137,120	$128,265

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

The liability for unpaid health claims is included with “Policy claims and other benefits payable” in the Consolidated Balance Sheets.

Short-Duration Contracts

Although Torchmark primarily sells long-duration contracts for both life and health, the Company also has a limited amount of group health products that qualify as short-duration contracts in accordance with the applicable guidance.

The below table illustrates the total incurred claims for short-duration products over the last five years. Claim frequency is determined by duration and incurred date.

	For the years ended December 31,					As of December 31, 2016
	Cumulative incurred claims(1)					Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims(1)
Accident Year	2012	2013	2014	2015	2016
2012	$84,975	$83,965	$83,928	$83,906	$83,906	$—	1,357
2013		84,111	82,644	83,151	83,119	—	1,337
2014			101,407	99,876	99,810	19	1,600
2015				141,667	141,460	478	2,222
2016					140,944	26,224	1,863
				Total	$549,239	$26,721

(1)	The incurred claims and cumulative number of reported claims for all years prior to 2016 are unaudited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

This table illustrates the total cumulative paid claims and allocated claims for short-duration products over the last five years:

	Cumulative paid claims(1)
	For the years ended December 31,
Accident Year	2012	2013	2014	2015	2016
2012	$68,742	$83,766	$83,919	$83,906	$83,906
2013		68,159	82,408	83,131	83,119
2014			81,054	99,545	99,791
2015				115,922	140,982
2016					114,720
				Total	522,518
Short-duration claim liability as of December 31, 2016					26,721
		Total incurred claims & IBNR			$549,239

(1)	The cumulative paid claims for all years prior to 2016 are unaudited.

Below is the reconciliation of the net incurred and paid claims development tables to the liability for "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

December 31, 2016
Policy claims and other benefits payable:
Short-duration products	$26,721
Insurance lines other than short duration—health	116,407
Insurance lines other than short duration—life	156,437
Total policy claims and other benefits payable	$299,565

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 8—Income Taxes

The components of income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax expense from continuing operations(1)	$232,645	$249,894	$256,603
Shareholders’ equity:
Other comprehensive income (loss)	186,206	(411,646)	424,089
Tax basis compensation expense (from the exercise of stock options and vesting of restricted stock awards) in excess of amounts recognized for financial reporting purposes (1)	—	(17,577)	(18,524)
	$418,851	$(179,329)	$662,168

(1)
Due to the adoption of ASU 2016-09, the excess tax benefits related to share-based awards are now recorded through income tax expense rather than additional paid in capital as described in Note 1—Significant Accounting Policies under "Stock Compensation."

Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2016	2015	2014
Current income tax expense	$132,806	$174,284	$169,319
Deferred income tax expense	99,839	75,610	87,284
	$232,645	$249,894	$256,603

In each of the years 2014 through 2016, deferred income tax expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2016	%	2015	%	2014	%
Expected income taxes	$270,282	35.0	$268,165	35.0	$274,637	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(18,202)	(2.4)	(19,031)	(2.5)	(17,541)	(2.2)
Share-based awards	(18,653)	(2.4)	—	—	—	—
Other	(782)	(0.1)	760	0.1	(493)	—
Income tax expense from continuing operations	$232,645	30.1	$249,894	32.6	$256,603	32.8

The effective income tax rates for the year ended December 31, 2016 differed from the effective income tax rates for 2015 and 2014 primarily as a result of the Company adopting ASU 2016-09 as of January 1, 2016. As a result of the adoption, the excess tax benefits related to share-based awards are now recorded through income tax expense rather than additional paid-in capital. See Note 1—Significant Accounting Policies for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2016	2015
Deferred tax assets:
Fixed maturity investments	$15,004	$16,098
Carryover of tax losses	3,906	2,266
Total gross deferred tax assets	18,910	18,364
Deferred tax liabilities:
Unrealized gains	315,509	128,683
Employee and agent compensation	92,131	83,229
Deferred acquisition costs	975,873	921,799
Future policy benefits, unearned and advance premiums, and policy claims	391,451	340,854
Other liabilities	3,987	17,176
Total gross deferred tax liabilities	1,778,951	1,491,741
Net deferred tax liability	$1,760,041	$1,473,377

Torchmark and its subsidiaries, excluding Family Heritage Life Insurance Company (Family Heritage), file a life-nonlife consolidated federal income tax return. Family Heritage files its federal income tax return on a separate company basis. Torchmark’s consolidated federal income tax returns are routinely audited by the Internal Revenue Service (IRS). The IRS completed its examination of Torchmark’s 2008-2011 consolidated income tax returns during 2014 resulting in no impact on the Company’s effective tax rate. The statutes of limitations for the assessment of additional tax are closed for all tax years prior to 2013 with respect to Torchmark’s consolidated and Family Heritage’s federal income tax returns. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Torchmark has net operating loss carryforwards of approximately $11.2 million at December 31, 2016 which will begin to expire in 2032 if not otherwise used to offset future taxable income. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets as management believes Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Torchmark’s tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2014 through 2016, Torchmark did not have any uncertain tax positions which resulted in unrecognized tax benefits.

Torchmark’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company recognized interest income of $9 thousand, $11 thousand, and $465 thousand, net of federal income tax expense, in its Consolidated Statements of Operations for 2016, 2015, and 2014, respectively. The Company had no accrued interest or penalties at December 31, 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits

Torchmark has qualified noncontributory defined benefit pension plans and contributory savings plans which cover substantially all employees. There are also two nonqualified noncontributory supplemental benefit pension plans (SERPs) which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans(1)	Defined Benefit Pension Plans(2)
2016	$3,614	$24,202
2015	3,429	29,230
2014	3,078	23,463

(1) 401K plans
(2) Qualified pension plans and SERPs

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Pension Plans: Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are qualified and funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $15.8 million in 2016, $15.5 million in 2015, and $14.6 million in 2014. Torchmark estimates as of December 31, 2016 that it will contribute an amount not to exceed $20 million to these plans in 2017. The actual amount of contribution may be different from this estimate.

Torchmark has two SERPs, one of which is active and provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. This SERP is nonqualified and unfunded. However, a Rabbi Trust has been established to support the liability for this plan. This trust consists of life insurance policies on the lives of plan participants with an unaffiliated insurance carrier as well as an investment account.

The following table includes activity for the active SERP for the three years ended December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
Premiums paid for insurance coverage	$2,050	$10,068	$2,150

	December 31,
	2016	2015
Total investments of this SERP:
Company owned life insurance	$37,267	$34,178
Exchange Traded Funds(1)	48,999	45,014
	$86,266	$79,192

Liability for this SERP	$74,687	$67,243

(1)	There were no deposits in 2016, 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Because this plan is nonqualified, the investments and the policyholder value of the insurance policies in the Rabbi Trust are not included as defined benefit plan assets, but rather assets of the Company. They are included in “Other Assets” in the Consolidated Balance Sheets.

The second supplemental benefit pension plan is limited to a very select group of employees and was closed as of December 31, 1994. It provides the full benefits that an employee would have otherwise received from a defined benefit plan in the absence of the limitation on benefits payable under a qualified plan. This plan is also nonqualified and unfunded. Liability for this closed plan was $3 million at December 31, 2016 and December 31, 2015. Pension cost for both supplemental defined benefit plans is determined in the same manner as for the qualified defined benefit plans.

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2016 and 2015.

Pension Assets by Component at December 31, 2016

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$	$41,578	$	$41,578	13
Utilities		43,890		43,890	13
Energy		25,427		25,427	8
Other corporates		49,141		49,141	15
Total corporate bonds	—	160,036	—	160,036	49
Exchange traded fund(1)	134,771			134,771	41
Other bonds		258		258	—
Guaranteed annuity contract(2)		18,997		18,997	6
Short-term investments	7,391			7,391	2
Other	7,418			7,418	2
Grand Total	$149,580	$179,291	$—	$328,871	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Pension Assets by Component at December 31, 2015

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Equity securities:
Financial	$49,391	$	$	$49,391	16
Consumer, Cyclical	24,264			24,264	8
Technology	19,871			19,871	6
Consumer, Non-Cyclical	12,216			12,216	4
Industrial	15,176			15,176	5
Other	2,502	8		2,510	1
Total equity securities	123,420	8	—	123,428	40
Corporate bonds:
Financial		36,266		36,266	12
Utilities		43,229		43,229	14
Energy		25,890		25,890	8
Other corporates		40,996		40,996	13
Total corporate bonds	—	146,381	—	146,381	47
Other bonds		270		270	—
Guaranteed annuity contract(1)		17,082		17,082	6
Short-term investments	15,593			15,593	5
Other	4,842			4,842	2
Grand Total	$143,855	$163,741	$—	$307,596	100

(1)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). The assets are to be invested in a mix of equity and fixed income investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. Equities can include common and preferred stocks, securities convertible into equities, mutual funds and exchange traded funds that invest in equities, and other equity-related investments. Equities are listed on major exchanges and adequate market liquidity is required. Fixed maturities consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with maturities less than one year and invested cash. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees.

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

As of December 31, 2016, Torchmark sold all equity securities in various sectors and replaced them with an exchange traded fund that mirrors the S&P 500 index to better align with a passive approach rather than an actively managed portfolio. At December 31, 2016, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2016.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:	2016	2015
Discount Rate	4.27%	4.64%
Rate of Compensation Increase	4.31	4.33

For Periodic Benefit Cost for the Year:	2016	2015	2014
Discount Rate	4.64%	4.23%	5.12%
Expected Long-Term Returns	7.19	6.96	6.97
Rate of Compensation Increase	4.33	4.35	4.35

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2016	2015	2014
Service cost—benefits earned during the period	$15,502	$15,902	$12,925
Interest cost on projected benefit obligation	21,631	19,887	19,270
Expected return on assets	(23,127)	(21,204)	(19,031)
Net amortization	10,135	14,465	10,283
Recognition of actuarial loss	61	180	16
Net periodic pension cost	$24,202	$29,230	$23,463

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at January 1	$(152,149)	$(152,999)	$(97,467)
Amortization of:
Prior service cost	477	377	2,113
Net actuarial (gain) loss(1)	9,691	14,209	8,172
Total amortization	10,168	14,586	10,285
Plan amendments	—	(2,104)	—
Experience gain (loss)	(31,902)	(11,632)	(65,817)
Balance at December 31	$(173,883)	$(152,149)	$(152,999)

(1)	Includes amortization of postretirement benefits other than pensions of $33 thousand in 2016, $120 thousand in 2015, and $2 thousand in 2014.

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
Pension Benefits

	Year Ended December 31,
	2016	2015
Changes in benefit obligation:
Obligation at beginning of year	$476,581	$477,426
Service cost	15,502	15,902
Interest cost	21,631	19,887
Plan amendments	—	2,104
Actuarial loss (gain)	34,667	(19,226)
Benefits paid	(20,859)	(19,512)
Obligation at end of year	527,522	476,581

Changes in plan assets:
Fair value at beginning of year	307,596	322,898
Return on assets	26,377	(11,333)
Contributions	15,757	15,543
Benefits paid	(20,859)	(19,512)
Fair value at end of year	328,871	307,596
Funded status at year end	$(198,651)	$(168,985)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$167,313	$145,623
Prior service cost	4,611	5,088
Net amounts recognized at year end	$171,924	$150,711

The portion of other comprehensive income that is expected to be reflected in pension expense in 2017 is as follows:

Amortization of prior service cost	$476
Amortization of net actuarial loss	11,806
Total	$12,282

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $411 million and $371 million at December 31, 2016 and 2015, respectively. In the nonqualified plans, the ABO was $69 million at December 31, 2016 and $63 million at 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2016. These estimates use the same assumptions that measure the benefit obligation at December 31, 2015, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2017	$19,839
2018	21,198
2019	22,516
2020	24,109
2021	25,678
2022-2025	152,071

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

Torchmark’s postretirement defined benefit plans other than pensions are not funded. Liabilities for these plans are measured as of December 31 for the appropriate year.

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2016	2015	2014
Service cost	$—	$—	$—
Interest cost on benefit obligation	1,139	1,075	646
Expected return on plan assets	—	—	—
Net amortization	33	120	2
Recognition of net actuarial (gain) loss	(132)	367	(256)
Net periodic postretirement benefit cost	$1,040	$1,562	$392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded, funded status is equivalent to the accrued benefit liability.

Benefits Other Than Pensions

	Year Ended December 31,
	2016	2015
Changes in benefit obligation:
Obligation at beginning of year	$22,479	$22,895
Service cost	—	—
Interest cost	1,139	1,075
Actuarial loss (gain)	412	(1,133)
Benefits paid	(309)	(358)
Obligation at end of year	23,721	22,479

Changes in plan assets:
Fair value at beginning of year	—	—
Return on assets	—	—
Contributions	309	358
Benefits paid	(309)	(358)
Fair value at end of year	—	—
Funded status at year end	$(23,721)	$(22,479)

Amounts recognized in accumulated other comprehensive income:
Net loss(1)	$1,959	$1,447
Net amounts recognized at year end	$1,959	$1,447

(1)	The net loss for benefit plans other than pensions reduces other comprehensive income.

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s postretirement benefit plans other than pensions.

 Weighted Average Assumptions for Postretirement
Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:	2016	2015
Discount Rate	4.29%	4.66%

For Periodic Benefit Cost for the Year:	2016	2015	2014
Discount Rate	4.66%	4.23%	5.12%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 9—Postretirement Benefits (continued)

Estimated Future Payments for Post-Retirement Benefit Plans Other Than Pensions

For the year(s)
2017	$1,014
2018	1,133
2019	1,247
2020	1,351
2021	1,462
2022-2025	9,811

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation not involving cash	$26,326	$28,664	$32,203
Commitments for low-income housing interests	56,818	68,949	75,706
Exchanges of fixed maturity investments	224,901	—	17,333
Net unsettled security trades	15,020	—	—

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2016	2015	2014
Interest paid	$81,338	$74,792	$77,066
Income taxes paid	79,790	110,650	100,922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

					As of December 31,
					2016			2015
	Annual Interest Rate		Issue Date	Periodic Interest Payments Due	Outstanding Principal (Par Value)	Outstanding Principal (Book Value)	Outstanding Principal (Fair Value)	Outstanding Principal (Book Value)
Long-term debt:
Notes, due 5/15/23(3,5)	7.875%		5/93	5/15 & 11/15	$165,612	$164,095	$196,496	$163,920
Senior Notes, due 6/15/19(3,7)	9.250%		6/09	6/15 & 12/15	292,647	291,424	338,363	291,002
Senior Notes, due 9/15/22(3,7)	3.800%		9/12	3/15 & 9/15	150,000	148,189	152,777	147,913
Junior Subordinated Debentures due 12/15/52(4,8,11)	5.875%		9/12	quarterly	125,000	120,929	124,378	120,898
Junior Subordinated Debentures due 3/15/36(4,6,11)	4.263%	(12)	(10)	quarterly	20,000	20,000	20,000	20,000
Junior Subordinated Debentures due 6/15/56(4,9)	6.125%		4/16	quarterly	300,000	290,403	302,880	—
Term loan due 5/17/21(1,6)	1.856%	(13)	6/16	monthly	100,000	100,000	100,000	—
					1,153,259	1,135,040	1,234,894	743,733
Less current maturity of term loan					1,875	1,875	1,875	—
Total long-term debt					1,151,384	1,133,165	1,233,019	743,733

Short-term debt:
Senior Notes, due 6/15/16	6.375%		6/06	6/15 & 12/15	—	—	—	249,753
Current maturity of term loan					1,875	1,875	1,875	—
Commercial paper(2)					262,850	262,600	262,600	240,376
Total short-term debt					264,725	264,475	264,475	490,129

Total debt					$1,416,109	$1,397,640	$1,497,494	$1,233,862

(1)	The term loan has higher priority than all other debt issues.

(2)	Commercial paper has priority over all other debt except the term loan.

(3)	All securities, other than the term loan, commercial paper and Junior Subordinated Debentures have equal priority with one another.

(4)	All Junior Subordinated Debentures have equal priority, but are subordinate to all other issues.

(5)	Not callable.

(6)	Callable anytime.

(7)	Callable subject to “make-whole” premium.

(8)	Callable as of December 15, 2017.

(9)	Callable subject to “make-whole” premium until June 15, 2021 and at par on and any time after June 15, 2021.

(10)	Assumed upon November 1, 2012 acquisition of Family Heritage.

(11)	Quarterly payments on the 15th of March, June, September, and December.

(12)	Interest paid at 3 Month LIBOR plus 330 basis points, resets each quarter.

(13)	Interest paid at 1 Month LIBOR plus 125 basis points, resets each month.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter
Debt obligations	$264,725	$4,375	$299,522	$9,375	$77,500	$760,612

Funded debt: On April 5, 2016, Torchmark completed the issuance and sale of $300 million in aggregate principal of Torchmark’s 6.125% Junior Subordinated Debentures due 2056. The debentures were sold pursuant to Torchmark’s shelf registration statement on Form S-3, filed September 25, 2015. The net proceeds from the sale of the debentures were $290 million, after giving effect to the underwriting discount and expenses of the offering of the debentures. Torchmark used the net proceeds from the offering of the debentures to repay the $250 million outstanding principal, plus accrued interest of $8 million, on the 6.375% Senior Notes that were due June 15, 2016. The remaining proceeds were used for general corporate purposes.

Credit Facility: On May 17, 2016, Torchmark amended its credit facility to include, as a part of the facility, the issuance of a $100 million term loan and to extend the maturity date of the entire credit facility to May 2021. The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $750 million, less any letters of credit issued. Interest is charged at variable rates. The term loan will be repaid on a redemption schedule which provides for quarterly installments beginning June 30, 2017 that escalate each annual period with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 Month LIBOR. In accordance with the agreement, Torchmark is subject to certain covenants regarding capitalization. As of December 31, 2016, the Company was in full compliance with these covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Torchmark’s commercial paper borrowings is presented below.

Credit Facility - Commercial Paper

	At December 31,
	2016	2015
Balance at end of period (at par value)	$262,850	$240,544
Annualized interest rate	0.96%	0.55%
Letters of credit outstanding	$177,000	$177,000
Remaining amount available under credit line	310,150	332,456

	Year Ended December 31,
	2016	2015	2014
Average balance outstanding during period	$301,550	$350,851	$296,246
Daily-weighted average interest rate (annualized)	0.83%	0.43%	0.26%
Maximum daily amount outstanding during period	$412,676	$458,110	$343,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is presented in the following chart.

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2014:
Balance at January 1, 2014	—	—	151,218,183	(16,965,802)
Grants of restricted stock				19,041
Forfeitures of restricted stock				(2,700)
Issuance of common stock due to exercise of stock options				2,210,349
Treasury stock acquired				(8,548,795)
Retirement of treasury stock			(17,000,000)	17,000,000
Balance at December 31, 2014	—	—	134,218,183	(6,287,907)
2015:
Grants of restricted stock				6,648
Forfeitures of restricted stock				(13,950)
Vesting of performance shares				211,287
Issuance of common stock due to exercise of stock options				1,576,485
Treasury stock acquired				(7,340,794)
Retirement of treasury stock			(4,000,000)	4,000,000
Balance at December 31, 2015	—	—	130,218,183	(7,848,231)
2016:
Grants of restricted stock				12,549
Vesting of performance shares				159,020
Issuance of common stock due to exercise of stock options				2,184,169
Treasury stock acquired				(6,694,582)
Retirement of treasury stock			(3,000,000)	3,000,000
Balance at December 31, 2016	—	—	127,218,183	(9,187,075)

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 5.2 million shares at a cost of $311 million in 2016, 6.3 million shares at a cost of $359 million in 2015, and 7.2 million shares at a cost of $375 million in 2014. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. Shares repurchased for dilution purposes were 1.5 million shares at a cost of $93 million in 2016, 1.0 million shares at a cost of $60 million in 2015, and 1.4 million shares at a cost of $74 million in 2014.

Retirement of Treasury Stock: Torchmark retired 3.0 million shares of treasury stock in 2016, 4.0 million in 2015, and 17.0 million in 2014.

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are restricted based on regulations by their state of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity (continued)

capital requirements. Subsidiaries of Torchmark paid cash dividends to the Parent Company in the amount of $438 million in 2016, $466 million in 2015, and $479 million in 2014. As of December 31, 2016, dividends and transfers from insurance subsidiaries to parent available to be paid in 2017 are limited to the amount of $262 million without regulatory approval, such that $1.1 billion was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Torchmark’s retained earnings, retained earnings as of December 31, 2016 were restricted by lenders’ covenants which require the Company to maintain and not distribute $2.6 billion from its total consolidated retained earnings of $3.9 billion.

Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2016	2015	2014
Basic weighted average shares outstanding	120,001,191	125,094,628	130,721,738
Weighted average dilutive options outstanding	2,366,594	1,662,607	1,918,506
Diluted weighted average shares outstanding	122,367,785	126,757,235	132,640,244

There were no anti-dilutive shares as of December 31, 2016, 2015, or 2014. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share. As discussed earlier in Note 1—Significant Accounting Policies, the Company adopted ASU 2016-09 on January 1, 2016.

Note 13—Stock-Based Compensation

Torchmark’s stock-based compensation consists of stock options, restricted stock, restricted stock units, and performance shares. Certain employees and directors have been granted fixed equity options to buy shares of Torchmark stock at the market value of the stock on the date of grant, under the provisions of the Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which ranges from seven to ten years. Options generally vest in accordance with the following schedule:

		Shares vested by period
	Contract Period	6 Months	Year 1	Year 2	Year 3	Year 4	Year 5
Directors	7 years	100%
Employees	7 years	—%	—%	50%	50%
Employees(1)	10 years	—%	—%	25%	25%	25%	25%

(1)	Grant offered through the Torchmark Corporation 2011 Incentive Plan only.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of shares available for grant is as follows:

	Available for Grant
	2016	2015	2014
Balance at January 1,	6,872,282	8,458,593	4,368,753
2011 Plan amendment	—	—	6,300,000
Options expired and forfeited during year(1)	8,518	90,371	3,488
Restricted stock expired and forfeited during year(2)	—	89,745	31,620
Options granted during year(1)	(1,306,306)	(1,334,514)	(1,523,982)
Restricted stock, restricted stock units, and performance shares granted under the Torchmark Corporation 2011 Incentive Plan(2)	(486,033)	(431,913)	(721,286)
Balance at December 31,	5,088,461	6,872,282	8,458,593

(1)	Plan allows for grant of options such that each grant reduces shares available for grant in a range from 0.85 share to 1 share.

(2)	Plan allows for grant of restricted stock such that each stock grant reduces shares available for grant in a range from 3.1 shares to 3.88 shares.

A summary of stock compensation activity for each of the three years ended December 31, 2016 is presented below:

	2016	2015	2014
Stock-based compensation expense recognized(1)	$26,326	$28,664	$32,203
Tax benefit recognized(2)	27,867	10,033	11,271

(1)	No stock-based compensation expense was capitalized in any period.

(2)
Due to the adoption of ASU 2016-09 as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year", certain current year balances related to excess tax benefits from stock compensation were adjusted prospectively.

Additional stock compensation information is as follows at December 31:

	2016	2015
Unrecognized compensation(1)	$27,334	$33,977
Weighted average period of expected recognition (in years)(1)	0.89	0.85

(1)	Includes restricted stock and performance shares.

No equity awards were cash settled during the three years ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

Options:

The following table summarizes information about stock options outstanding at December 31, 2016.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$20.58 - $32.48	1,549,010	2.23	$30.01	1,470,267	$29.99
37.40 - 43.06	1,111,634	3.53	37.67	998,713	37.70
50.64	1,412,225	7.41	50.64	—	—
50.69	1,406,282	4.63	50.69	604,802	50.69
51.62 - 56.32	1,494,440	5.65	53.64	42,065	54.79
$20.58 - $56.32	6,973,591	4.70	$44.64	3,115,847	$36.81

An analysis of option activity for each of the three years ended December 31, 2016 is as follows:

	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	7,734,841	$38.84	7,889,321	$32.91	8,579,202	$27.84
Granted:
7-year term	834,212	50.78	1,220,751	53.62	1,226,270	50.70
10-year term	597,225	50.64	296,875	53.61	297,712	50.69
Exercised	(2,184,169)	28.08	(1,576,485)	22.81	(2,210,348)	25.47
Expired and forfeited	(8,518)	39.35	(95,621)	48.85	(3,488)	40.05
Adjustment due to 7/1/14 stock split	—	—	—	—	(27)	—
Outstanding-end of year	6,973,591	$44.64	7,734,841	$38.84	7,889,321	$32.91

Exercisable at end of year	3,115,847	$36.81	3,774,061	$29.37	3,809,415	$24.58

Additional information about Torchmark’s stock option activity as of December 31, 2016 and 2015 is as follows:

	2016	2015
Outstanding options:
Weighted-average remaining contractual term (in years)	4.70	4.32
Aggregate intrinsic value	$87,286	$141,728
Exercisable options:
Weighted-average remaining contractual term (in years)	2.96	2.74
Aggregate intrinsic value	$63,395	$104,885
 Selected stock option activity for the three years ended December 31, 2016 is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

	2016	2015	2014
Weighted-average grant-date fair value of options granted (per share)	$9.04	$11.97	$14.77
Intrinsic value of options exercised	73,995	54,854	61,229
Cash received from options exercised	61,329	35,958	56,294
Actual tax benefit received	25,898	24,470	23,232

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2016	2015
Number of shares outstanding	3,857,744	3,960,780
Weighted-average exercise price (per share)	$50.97	$47.86
Weighted-average remaining contractual term (in years)	6.11	5.82
Aggregate intrinsic value	$23,891	$36,843

Torchmark expects that substantially all unvested options will vest.

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
Restricted stock units outstanding at each of the year ends 2016, 2015, and 2014 were 112,591, 105,679, and 98,039, respectively. All restricted stock units were fully vested at the end of each year of grant.
Below is the final determination of the performance share grants in 2012 to 2014:

Year of grants	Final settlement of shares	Final settlement date
2012	211,287	January 27, 2015
2013	159,020	February 24, 2016
2014	119,896	February 21, 2017
For the 2015 and 2016 performance share grants, actual shares that could be distributed range from 0 to 353 thousand for the 2015 grants and 0 to 335 thousand shares for the 2016 grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2016 is presented in the table below.

	2016	2015	2014
Executives restricted stock:
Shares	—	—	12,000
Price per share	$—	$—	$50.69
Aggregate value	$—	$—	$608
Percent vested as of 12/31/16	—%	—%	—%
Directors restricted stock:
Shares	12,549	6,648	7,041
Price per share	$57.39	$54.16	$51.62
Aggregate value	$720	$360	$363
Percent vested as of 12/31/16	85%	100%	100%
Directors restricted stock units (including dividend equivalents):
Shares	6,912	7,640	12,322
Price per share	$56.74	$54.44	$51.69
Aggregate value	$392	$416	$637
Percent vested as of 12/31/16	100%	100%	100%
Performance shares:
Target shares	167,500	179,500	179,250
Target price per share	$50.64	$53.61	$51.41
Assumed adjustment for performance objectives (in shares)	(35,073)	(58,056)	22,060
Aggregate value	$8,482	$9,623	$9,215
Percent vested as of 12/31/16	—%	—%	—%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of unvested restricted stock is as follows:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Total
2014:
Balance at January 1, 2014	344,445	362,550	—	—	706,995
Grants	12,000	179,250	7,041	12,322	210,613
Additional performance shares(1)		22,060			22,060
Restriction lapses and settlements	(90,315)		(7,041)	(12,322)	(109,678)
Forfeitures	(2,700)	(7,500)			(10,200)
Balance at December 31, 2014	263,430	556,360	—	—	819,790
2015:
Grants	—	179,500	6,648	7,640	193,788
Additional performance shares(1)		(58,056)			(58,056)
Restriction lapses	(61,815)	(211,287)	(6,648)	(7,640)	(287,390)
Forfeitures	(13,950)	(7,500)			(21,450)
Balance at December 31, 2015	187,665	459,017	—	—	646,682
2016:
Grants	—	167,500	12,549	6,912	186,961
Additional performance shares(1)		(35,073)			(35,073)
Restriction lapses	(130,215)	(159,020)	(10,655)	(6,912)	(306,802)
Forfeitures	—	—			—
Balance at December 31, 2016	57,450	432,424	1,894	—	491,768

(1)	Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of unvested restricted stock is as follows for the year 2016:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units
Grant-date fair value per share at January 1, 2016	$32.92	$46.77
Grants	—	50.64	$57.39	$56.32
Estimated additional performance shares		(70.47)
Restriction lapses	(30.47)	(37.40)	(56.32)	(56.32)
Forfeitures	—	—
Grant-date fair value per share at December 31, 2016	38.46	49.79	63.39

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

Life insurance products include traditional and interest-sensitive whole life insurance as well as term life insurance. Health insurance products are generally guaranteed-renewable and include Medicare Supplement, critical illness, accident, and limited-benefit supplemental hospital and surgical coverages. Annuities include fixed-benefit contracts.

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s marketing groups.

Torchmark Corporation
Premium Income by Distribution Channel

	For the Year 2016
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$13,733	1	$355,015	38	$38	100	$368,786	12
Liberty National Exclusive	270,476	12	201,798	21			472,274	15
American Income Exclusive	913,355	42	84,382	9			997,737	32
Family Heritage Exclusive	2,866	—	236,075	25			238,941	8
Direct Response	782,765	36	70,393	7			853,158	27
Other	206,138	9					206,138	6
	$2,189,333	100	$947,663	100	$38	100	$3,137,034	100

	For the Year 2015
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$15,036	1	$345,330	37	$135	100	$360,501	12
Liberty National Exclusive	271,113	13	209,150	23			480,263	16
American Income Exclusive	830,903	40	80,339	9			911,242	30
Family Heritage Exclusive	2,334	—	221,091	24			223,425	8
Direct Response	746,693	36	69,610	7			816,303	27
Other	206,986	10					206,986	7
	$2,073,065	100	$925,520	100	$135	100	$2,998,720	100

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

In 2016, Torchmark recorded $3.8 million in administrative settlements ($2.5 million after tax) related to benefits paid for deaths occurring in prior years where claims had not been filed. These administrative settlements were included in “Policyholder benefits” in the Consolidated Statements of Operations in 2016.

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

Management removes items that are related to prior periods when evaluating the operating results of current periods. Management also removes non-operating items unrelated to its core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results, because accounting guidance requires that operating segment results be presented as management views its business. With the exception of the administrative settlements noted in the paragraphs above, all of these items are included in “Other operating expense” in the Consolidated Statements of Operations for the appropriate year.

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its major income statement line items. See Note 1—Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	For the year 2016
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$2,189,333	$947,663	$38						$3,137,034
Net investment income				$806,903					806,903
Other income					$1,534		$(159)	(2)	1,375
Total revenue	2,189,333	947,663	38	806,903	1,534		(159)		3,945,312
Expenses:
Policy benefits	1,475,477	612,725	36,751				3,795	(3)	2,128,748
Required interest on:
Policy reserves	(577,827)	(73,382)	(51,131)	702,340					—
Deferred acquisition costs	178,946	23,060	807	(202,813)					—
Amortization of acquisition costs	374,499	90,385	4,179						469,063
Commissions, premium taxes, and non-deferred acquisition costs	164,476	84,819	38				(159)	(2)	249,174
Insurance administrative expense (1)					196,598		553	(4)	197,151
Parent expense						$8,587			8,587
Stock-based compensation expense						26,326			26,326
Interest expense				83,345					83,345
Total expenses	1,615,571	737,607	(9,356)	582,872	196,598	34,913	4,189		3,162,394
Subtotal	573,762	210,056	9,394	224,031	(195,064)	(34,913)	(4,348)		782,918
Non-operating items							4,348	(3,4)	4,348
Measure of segment profitability (pretax)	$573,762	$210,056	$9,394	$224,031	$(195,064)	$(34,913)	$—		787,266
Deduct applicable income taxes									(237,906)
Net operating income from continuing operations									549,360
Add back income taxes applicable to segment profitability									237,906
Add (deduct) realized investment gains (losses)									(10,683)
Deduct administrative settlements (3)									(3,795)
Deduct non-operating fees (4)									(553)
Income before income taxes per Consolidated Statement of Operations									$772,235
(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Administrative settlements.
(4) Non-operating fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the year 2015
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$2,073,065	$925,520	$135						$2,998,720
Net investment income				$773,951					773,951
Other income					$2,379		$(194)	(2)	2,185
Total revenue	2,073,065	925,520	135	773,951	2,379		(194)		3,774,856
Expenses:
Policy benefits	1,374,608	602,610	38,994						2,016,212
Required interest on:
Policy reserves	(552,298)	(69,057)	(53,295)	674,650					—
Deferred acquisition costs	172,947	22,760	1,138	(196,845)					—
Amortization of acquisition costs	353,595	83,341	8,689						445,625
Commissions, premium taxes, and non-deferred acquisition costs	154,811	81,489	41				1,200	(2,3)	237,541
Insurance administrative expense (1)					186,191				186,191
Parent expense						$9,003			9,003
Stock-based compensation expense						28,664			28,664
Interest expense				76,642					76,642
Total expenses	1,503,663	721,143	(4,433)	554,447	186,191	37,667	1,200		2,999,878
Subtotal	569,402	204,377	4,568	219,504	(183,812)	(37,667)	(1,394)		774,978
Non-operating items							1,394	(3)	1,394
Measure of segment profitability (pretax)	$569,402	$204,377	$4,568	$219,504	$(183,812)	$(37,667)	$—		776,372
Deduct applicable income taxes									(253,459)
Net operating income from continuing operations									522,913
Add back income taxes applicable to segment profitability									253,459
Add (deduct) realized investment gains (losses)									(8,791)
Deduct administrative settlements (3)									(1,394)
Income before income taxes per Consolidated Statement of Operations									$766,187

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Administrative settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2014
	Life	Health	Annuity	Investment	Other	Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,966,300	$869,440	$400						$2,836,140
Net investment income				$758,286					758,286
Other income					$2,354		$(233)	(2)	2,121
Total revenue	1,966,300	869,440	400	758,286	2,354		(233)		3,596,547
Expenses:
Policy benefits	1,293,384	559,817	42,005				8,178	(4)	1,903,384
Required interest on:
Policy reserves	(530,192)	(64,401)	(55,255)	649,848					—
Deferred acquisition costs	168,100	22,499	1,453	(192,052)					—
Amortization of acquisition costs	335,345	72,731	7,838						415,914
Commissions, premium taxes, and non-deferred acquisition costs	143,174	79,475	47				(233)	(2)	222,463
Insurance administrative expense (1)					174,832		2,422	(3)	177,254
Parent expense						$8,159	(85)	(3)	8,074
Stock-based compensation expense						32,203			32,203
Interest expense				76,126					76,126
Total expenses	1,409,811	670,121	(3,912)	533,922	174,832	40,362	10,282		2,835,418
Subtotal	556,489	199,319	4,312	224,364	(172,478)	(40,362)	(10,515)		761,129
Non-operating items							10,515	(3,4)	10,515
Measure of segment profitability (pretax)	$556,489	$199,319	$4,312	$224,364	$(172,478)	$(40,362)	$—		771,644
Deduct applicable income taxes									(252,041)
Net operating income from continuing operations									519,603
Add back income taxes applicable to segment profitability									252,041
Add (deduct) realized investment gains (losses)									23,548
Deduct legal settlement expenses (3)									(2,337)
Deduct administrative settlements (4)									(8,178)
Income before income taxes per Consolidated Statement of Operations									$784,677

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

Analysis of Profitability by Segment

	2016	2015	2014	2016 Change	%	2015 Change	%
Life insurance underwriting margin	$573,762	$569,402	$556,489	$4,360	1	$12,913	2
Health insurance underwriting margin	210,056	204,377	199,319	5,679	3	5,058	3
Annuity underwriting margin	9,394	4,568	4,312	4,826	106	256	6
Excess investment income	224,031	219,504	224,364	4,527	2	(4,860)	(2)
Other insurance:
Other income	1,534	2,379	2,354	(845)	(36)	25	1
Administrative expense	(196,598)	(186,191)	(174,832)	(10,407)	6	(11,359)	6
Corporate and adjustments	(34,913)	(37,667)	(40,362)	2,754	(7)	2,695	(7)
Pre-tax total	787,266	776,372	771,644	10,894	1	4,728	1
Applicable taxes(1)	(237,906)	(253,459)	(252,041)	15,553	(6)	(1,418)	1
Net operating income from continuing operations	549,360	522,913	519,603	26,447	5	3,310	1
Discontinued operations (after tax)(2)	10,189	10,807	14,865	(618)	(6)	(4,058)	(27)
Total	559,549	533,720	534,468	25,829	5	(748)	—
Realized gains (losses)—investments (after tax)	(6,944)	(5,714)	15,306	(1,230)		(21,020)
Legal settlement expenses (after tax)	—	—	(1,519)	—		1,519
Administrative settlements (after tax)	(2,467)	(906)	(5,316)	(1,561)		4,410
Non-operating fees (after tax)	(359)	—	—	(359)		—
Net income	$549,779	$527,100	$542,939	$22,679	4	$(15,839)	(3)
(1) Certain current year amounts were prospectively adjusted to give effect to the adoption of ASU 2016-09 related to excess tax benefits from stock compensation as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year."
(2) Income from discontinued operations (after tax) is included for purposes of reconciling to net income.

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

Assets by Segment

	At December 31, 2016
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$15,955,891		$15,955,891
Accrued investment income				223,148		223,148
Deferred acquisition costs	$3,261,220	$512,701	$9,237			3,783,158
Goodwill	309,609	131,982				441,591
Other assets					$1,032,299	1,032,299
Total assets	$3,570,829	$644,683	$9,237	$16,179,039	$1,032,299	$21,436,087

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

Liabilities for each segment are reported also on a specific identification basis similar to the assets. The insurance segments' liabilities contain future policy benefits, unearned and advance premiums, and policy claims and other benefits payable. Other policyholders' funds are included in Other as well as current and deferred income taxes payable. Debt represents both short and long term.

Liabilities by Segment

	At December 31, 2016
	Life	Health	Annuity	Investment	Other	Consolidated
Future policy benefits	$9,825,776	$1,706,870	$1,293,191			$12,825,837
Unearned and advance premiums	16,828	47,189				64,017
Policy claims and other benefits payable	156,437	143,128				299,565
Debt				$1,397,640		1,397,640
Other					$2,282,167	2,282,167
Total liabilities	$9,999,041	$1,897,187	$1,293,191	$1,397,640	$2,282,167	$16,869,226

	At December 31, 2015
	Life	Health	Annuity	Investment	Other	Consolidated
Future policy benefits	$9,327,561	$1,600,240	$1,318,010			$12,245,811
Unearned and advance premiums	17,381	49,640				67,021
Policy claims and other benefits payable	135,778	137,120				272,898
Debt				$1,233,862		1,233,862
Other					$1,978,069	1,978,069
Total liabilities	$9,480,720	$1,787,000	$1,318,010	$1,233,862	$1,978,069	$15,797,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2 million per life. Life insurance ceded represented 0.4% of total life insurance in force at December 31, 2016. Insurance ceded on life and accident and health products represented 0.3% of premium income for 2016. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other companies. Life reinsurance assumed represented 1.9% of life insurance in force at December 31, 2016 and reinsurance assumed on life and accident and health products represented 0.7% of premium income for 2016.

Leases: Torchmark leases office space, office equipment, and aviation equipment under a variety of operating lease arrangements.

Rental expense for operating leases for each of the three years ended December 31, 2016 is as follows:

	Year Ended December 31,
	2016	2015	2014
Rental expense	$6,520	$6,722	$4,200

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2016 were as follows:

	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter
Operating lease commitments	$8,182	$5,254	$5,047	$4,898	$4,625	$7,801

Low-Income Housing Tax Credit Interests: As described in Note 1—Significant Accounting Policies, Torchmark had $280 million invested in entities which provide certain tax benefits at December 31, 2016. As of December 31, 2016, Torchmark remained obligated under these commitments as follows:

	Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter
Low-Income housing commitments	$34,162	$18,350	$2,964	$838	$302	$202

Investments: As of December 31, 2016, Torchmark had committed to purchase $8.4 million of private placement fixed maturities managed by a third party in early 2017.

Guarantees: At December 31, 2016, Torchmark had in place four guarantee agreements, of which were either parent company guarantees of subsidiary obligations to a third party, or parent company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2016, Torchmark had no liability with respect to these guarantees.

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2021. The maximum amount of letters of credit available is $250 million. The Torchmark parent company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. Letters of credit outstanding were $177 million at December 31, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

Equipment leases: Torchmark has guaranteed performance of certain subsidiaries as lessees under three leasing arrangements which include two for aviation equipment and one for computer software, furniture, and equipment. One aviation lease expires in August 2022 and the second expires in September 2024. The office equipment lease expires in December 2017. At December 31, 2016, total remaining undiscounted payments under the leases were approximately $15 million. The Torchmark parent company would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

As previously reported, litigation was filed on February 10, 2015 against Torchmark subsidiary, Globe Life And Accident Insurance Company in Oklahoma County, Oklahoma District Court (Proctor v. Globe Life And Accident Insurance Company, Case No. CJ-2015-838) asserting claims for breach of the implied covenants of good faith and fair dealing and for false representation, deceit and conversion in connection with Globe’s denial of plaintiff’s claim on a life insurance policy for non-payment of premium. Plaintiff, who had alleged that Globe had improperly retained 12 monthly premium payments on a policy that was treated as lapsed or not returned to in-force status, seeks actual and punitive damages, prejudgment interest, attorney fees, costs and other relief. Plaintiff subsequently amended his complaint to add allegations of conversion and civil theft on behalf of a purported class of Globe’s U.S. policyholders who had paid premiums retained by Globe when their policies were lapsed and not reinstated at the time of the premium payments. Globe removed the case to the U.S. District Court for the Western District of Oklahoma (Case No. 15-CV-0070-M) on July 10, 2015 and filed a Motion to Dismiss on July 17, 2015. The Court denied plaintiff’s Motion to Remand back to state court on October 26, 2015, but allowed the plaintiff to amend the complaint to assert a putative class action in federal court. Plaintiff filed a Motion for Class Certification on September 23, 2016. Globe filed a Response in Opposition on November 4, 2016. The Court has not yet ruled on Plaintiff’s Motion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited)

The following is an unaudited summary of quarterly results for the two years ended December 31, 2016. The information includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016:
Premium income	$779,860	$785,855	$783,411	$787,908
Net investment income	197,053	201,642	202,720	205,488
Realized investment gains (losses)	293	4,005	3,482	(18,463)
Total revenue	977,627	991,884	989,773	975,345
Policyholder benefits	524,973	531,485	532,152	540,138
Amortization of deferred acquisition costs	118,806	117,245	116,821	116,191
Pretax income from continuing operations	195,448	199,344	201,461	175,982
Income from continuing operations	133,574	139,294	141,910	124,812
Income from discontinued operations	(9,541)	(865)	9,959	10,636
Net income(1)	124,033	138,429	151,869	135,448
Basic net income per common share:
Continuing operations	1.10	1.16	1.19	1.05
Discontinued operations	(0.08)	(0.01)	0.08	0.09
Total basic net income per share	1.02	1.15	1.27	1.14
Diluted net income per common share:(1)
Continuing operations	1.08	1.13	1.16	1.03
Discontinued operations	(0.07)	—	0.09	0.09
Total diluted net income per share	1.01	1.13	1.25	1.12

2015:
Premium income	$742,056	$752,484	$748,109	$756,071
Net investment income	191,596	194,823	193,213	194,319
Realized investment gains (losses)	119	2,613	5,140	(16,663)
Total revenue	934,440	950,611	947,154	933,860
Policyholder benefits	497,775	508,316	501,156	508,965
Amortization of deferred acquisition costs	110,660	111,738	111,643	111,584
Pretax income from continuing operations	194,477	196,723	199,009	175,978
Income from continuing operations	130,778	132,527	133,858	119,130
Income from discontinued operations	(9,130)	(5,417)	11,528	13,826
Net income	121,648	127,110	145,386	132,956
Basic net income per common share:
Continuing operations	1.03	1.05	1.08	0.97
Discontinued operations	(0.07)	(0.04)	0.09	0.11
Total basic net income per share	0.96	1.01	1.17	1.08
Diluted net income per common share:
Continuing operations	1.02	1.04	1.06	0.96
Discontinued operations	(0.07)	(0.04)	0.09	0.11
Total diluted net income per share	0.95	1.00	1.15	1.07

(1)
Due to the adoption in 2016 of ASU 2016-09, certain current year balances related to excess tax benefits from stock compensation were adjusted prospectively as described in Note 1—Significant Accounting Policies under "Stock Compensation."

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

As of the end of the fiscal year completed December 31, 2016, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the quarter ended December 31, 2016, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2016. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chairman and Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Torchmark Corporation
McKinney, Texas

We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Torchmark's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark's internal control over financial reporting based on our audit.

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

In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of Torchmark and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Director Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics,” “Director Qualification Standards,” “Procedures for Director Nominations by Stockholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2017 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “2016 Grants of Plan-based Awards”, “Outstanding Equity Awards at Fiscal Year End 2016”, “Option Exercises and Stock Vested during Fiscal Year Ended December 31, 2016”, “Pension Benefits at December 31, 2016”, “Potential Payments upon Termination or Change in Control”, “2016 Director Compensation”, “Payments to Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information as of December 31, 2016

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,973,591	$44.64	5,088,461
Equity compensation plans not approved by security holders	—	—	—
Total	6,973,591	$44.64	5,088,461

(b)	Security ownership of certain beneficial owners:
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
4.10
Second Supplemental Indenture dated as of April 5, 2016 between Torchmark Corporation and The Bank of New York Mellon Trust Company of New York, N.A., as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2011 (incorporated by reference from Exhibit 4.3 to Form 8-K dated April 5, 2016)

4.11	Amended and Restated Declaration of Trust of SAFC Statutory Trust I dated March 1, 2006 (incorporated by reference from Exhibit 4.10 to Form 10-K for the fiscal year ended December 31, 2012)

4.12
Indenture dated as of March 1, 2006 for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036 between Southwestern American Financial Corporation and Wilmington Trust Company (incorporated by reference from Exhibit 4.11 to Form 10-K for the fiscal year ended December 31, 2012)

Page of this Report
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

10.4
Second Amended and Restated Credit Agreement dated as of May 17, 2016 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Administrator and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 16, 2016)

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

10.8
General Agency Contract between Liberty National Life Insurance Company and First Command Financial Services, Inc., (formerly known as Independent Research Agency For Life Insurance, Inc.) (incorporated by reference from Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1990)

10.9
Amendment to General Agency Contract between First Command Financial Services and Liberty National Life Insurance Company (incorporated by reference from Exhibit 10.1 to Form 10-Q for the First Quarter 2005)

10.10
Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(k) to Form 10-K for the fiscal year ended December 31, 1991)*

10.11
Form of Deferred Compensation Agreement between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Eligible to Participate in the Torchmark Corporation and Affiliates Retired Lives Reserve Agreement and Not Eligible to Retire Prior to December 31, 1986 (incorporated by reference from Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991)*

10.12
Form of Deferred Compensation Agreement Between Torchmark Corporation or Subsidiary and Officer at the Level of Vice President or Above Not Eligible to Participate in Torchmark Corporation and Affiliates Retired Lives Reserve Agreement (incorporated by reference from Exhibit 10(j) to Form 10-K for the fiscal year ended December 31, 1991)*

10.13
Service Agreement, dated as of January 1, 1991, between Torchmark Corporation and Liberty National Life Insurance Company (prototype for agreements between Torchmark Corporation and other principal operating subsidiaries) (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1992)

10.14
The Torchmark Corporation Amended and Restated Pension Plan Generally Effective as of January 1, 2014* (incorporated by reference from Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2015)

10.15	The Torchmark Corporation 1998 Stock Incentive Plan (incorporated by reference from Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 1998)*

Page of this Report
10.16
The Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2014)* (incorporated by reference from Exhibit 10.16 to From 10-K for the fiscal year ended December 31, 2015)

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

10.55	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January 1, 2017*

10.56	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for fiscal year ended December 31,2010)*

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

10.59	Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2011)*

10.60	Form of Restricted Stock Award (Executive) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2011)*

10.61	Form of Restricted Stock Award (Special) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2011)*

10.62	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 4, 2011)*

10.63	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.5 to Form 8-K dated May 4, 2011)*

10.64	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated February 27, 2012)*

10.65	First Amendment to Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2014)*

10.66	Form of Stock Option Grant Agreement (Special) pursuant to Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 31, 2013)*

10.67	Amendment to Restricted Stock Award Agreement of February 26, 2009 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 31, 2013)*

10.68	Amendment to Restricted Stock Award Agreement of February 25, 2010 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 31, 2013)*

10.71	Amendment to Restricted Stock Award Agreement of April 28, 2011 between Torchmark Corporation and Mark S. McAndrew (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 31, 2013)*

Page of this Report
10.72	Consent and Acknowledgment of Amendment to Non-Qualified Stock Option Grant Agreement dated April 8, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 8, 2013)*

10.73	Torchmark Corporation Savings and Investment Plan 2016 Amendment Number One* (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 17, 2016)
10.74	Amendment Five to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2015)*

10.75	Form of Seven Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*

10.76	Form of Ten Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*
10.77	Form of Performance Share Award Certificate under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*
10.78	Form of Seven Year Stock Option Grant Agreement (Special) under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*
10.79	2016 Amendment to the Torchmark Corporation Savings and Investment Plan (effective December 31, 2016)*
10.80	Torchmark Corporation Pension Plan 2016 Amendment to Limit Eligibility (effective December 31, 2016)*

12	Statement re computation of ratios

20	Proxy Statement for Annual Meeting of Stockholders to be held April 27, 2017**

21	Subsidiaries of the registrant	123

23	Consent of Deloitte & Touche LLP

24	Powers of attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison

31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda

32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda

101	Interactive Data File
* Compensatory plan or arrangement.
** To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2016.

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

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2016	2015
Assets:
Long-term investments	$33,586	$35,498
Cash	—	—
Investment in affiliates	6,004,429	5,438,749
Due from affiliates	96,005	50,765
Taxes receivable from affiliates	88,406	79,599
Other assets	119,801	93,936
Total assets	$6,342,227	$5,698,547

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$264,475	$490,129
Long-term debt	1,282,891	893,417
Due to affiliates	—	57,157
Other liabilities	228,000	202,292
Total liabilities	1,775,366	1,642,995

Shareholders’ equity:
Preferred stock	351	351
Common stock	127,218	130,218
Additional paid-in capital	840,932	832,795
Accumulated other comprehensive income	577,574	231,947
Retained earnings	3,890,798	3,614,369
Treasury stock	(870,012)	(754,128)
Total shareholders’ equity	4,566,861	4,055,552
Total liabilities and shareholders’ equity	$6,342,227	$5,698,547

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net investment income	$25,352	$23,715	$22,259
Realized investment gains (losses)	—	8	4,767
Total revenue	25,352	23,723	27,026

General operating expenses	52,613	54,100	53,235
Reimbursements from affiliates	(54,288)	(53,436)	(53,040)
Interest expense	86,853	79,677	79,366
Total expenses	85,178	80,341	79,561

Operating income (loss) before income taxes and equity in earnings of affiliates	(59,826)	(56,618)	(52,535)
Income taxes	23,479	15,542	13,335
Net operating loss before equity in earnings of affiliates	(36,347)	(41,076)	(39,200)
Equity in earnings of affiliates	586,126	568,176	582,139
Net income	549,779	527,100	542,939

Other comprehensive income (loss):
Attributable to Parent Company	(11,314)	(3,539)	(28,680)
Attributable to affiliates	356,941	(761,966)	815,151
Comprehensive income (loss)	$895,406	$(238,405)	$1,329,410

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$549,779	$527,100	$542,939
Equity in earnings of affiliates	(586,126)	(568,176)	(582,139)
Cash dividends from subsidiaries	437,566	466,416	478,840
Other, net	(6,718)	20,371	17,842
Cash provided from operations	394,501	445,711	457,482

Cash provided from (used for) investing activities:
Disposition of investments	—	—	5,064
Net decrease (increase) in short-term investments	(3,466)	17,338	2,729
Investment in subsidiaries	(35,000)	(2)	—
Additions to properties	(21,965)	(468)	—
Loaned money to affiliates	(363,056)	(282,508)	(81,000)
Repayments from affiliates	318,056	282,508	81,000
Cash provided from (used for) investing activities	(105,431)	16,868	7,793

Cash provided from (used for) financing activities:
Repayment of debt	(250,000)	—	—
Proceeds from issuance of debt	400,000	—	—
Payment for debt issuance costs	(9,638)	—	—
Net issuance (repayment) of commercial paper	22,224	1,978	9,328
Issuance of stock	61,329	35,958	56,294
Acquisitions of treasury stock	(404,784)	(418,526)	(449,309)
Borrowed money from affiliate	60,000	15,000	168,000
Repayments to affiliates	(78,000)	(15,000)	(168,000)
Excess tax benefit on stock option exercises(1)	—	8,180	6,688
Payment of dividends	(90,201)	(90,169)	(88,276)
Cash provided from (used for) financing activities	(289,070)	(462,579)	(465,275)

Net increase (decrease) in cash	—	—	—
Cash balance at beginning of period	—	—	—
Cash balance at end of period	$—	$—	$—

(1)
Certain current year amounts were prospectively adjusted to give effect to the adoption of ASU 2016-09 related to excess tax benefits from stock compensation as described in Note 1—Significant Accounting Policies under "Accounting Pronouncements Adopted in the Current Year."

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the subsidiaries were as follows:

	Year Ended December 31,
	2016	2015	2014
Dividends from subsidiaries	$437,566	$466,416	$478,840

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation not involving cash	$26,326	$28,664	$32,203
Borrowed money from affiliate	—	56,503	—
Investment in subsidiaries	—	39,206	—
Purchase of agent debit balances	—	17,297	—

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2016	2015	2014
Interest paid	$84,952	$77,920	$77,663
Income taxes received	(20,838)	(22,009)	(25,581)

Note C—Preferred Stock

As of December 31, 2016, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TORCHMARK CORPORATION
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2016
Life insurance in force	$174,314,897	$725,867	$3,352,113	$176,941,143	1.9
Premiums:(2)
Life insurance	$2,152,698	$4,507	$22,915	$2,171,106	1.1
Health insurance	951,137	3,474	—	947,663	—
Total premium	$3,103,835	$7,981	$22,915	$3,118,769	0.7
For the Year Ended December 31, 2015
Life insurance in force	$167,677,206	$729,739	$3,498,826	$170,446,293	2.1
Premiums:(2)
Life insurance	$2,034,373	$4,484	$24,007	$2,053,896	1.2
Health insurance	928,659	3,139	—	925,520	—
Total premium	$2,963,032	$7,623	$24,007	$2,979,416	0.8
For the Year Ended December 31, 2014
Life insurance in force	$160,455,963	$795,192	$3,658,511	$163,319,282	2.2
Premiums:(2)
Life insurance	$1,924,605	$4,614	$25,774	$1,945,765	1.3
Health insurance	872,391	2,951	—	869,440	—
Total premium	$2,796,996	$7,565	$25,774	$2,815,205	0.9

(1)	No amounts have been netted against ceded premium.

(2)	Excludes policy charges of $18.3 million, $19.3 million, and $20.9 million in each of the years 2016, 2015, and 2014, respectively.

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

Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ STEVEN P. JOHNSON *
	Charles E. Adair		Steven P. Johnson
	Director		Director

By:	/S/ MARILYN A. ALEXANDER *	By:	/s/ LLOYD W. NEWTON *
	Marilyn A. Alexander		Lloyd W. Newton
	Director		Director

By:	/S/ DAVID L. BOREN *	By:	/s/ DARREN M. REBELEZ *
	David L. Boren		Darren M. Rebelez
	Director		Director

By:	/s/ JANE M. BUCHAN *	By:	/s/ LAMAR C. SMITH *
	Jane M. Buchan		Lamar C. Smith
	Director		Director

By:	/s/ ROBERT W. INGRAM *	By:	/s/ PAUL J. ZUCCONI *
	Robert W. Ingram		Paul J. Zucconi
	Director		Director

Date: February 27, 2017

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact