Form 10-Q
period 2017-03-31
TORCHMARK CORP
filed 2017-05-08
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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
Yes   ☒            No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 28, 2017
Common Stock, $1.00 Par Value	116,982,255

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	March 31, 2017	December 31, 2016
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2017—$14,602,250; 2016—$14,188,050)	$15,874,131	$15,245,861
Policy loans	510,574	507,975
Other long-term investments	53,741	53,852
Short-term investments	120,990	72,040
Total investments	16,559,436	15,879,728
Cash	61,754	76,163
Accrued investment income	235,120	223,148
Other receivables	370,306	384,454
Deferred acquisition costs	3,821,718	3,783,158
Goodwill	441,591	441,591
Other assets	513,706	520,313
Assets related to discontinued operations	83,345	127,532
Total assets	$22,086,976	$21,436,087
Liabilities:
Future policy benefits	$12,972,517	$12,825,837
Unearned and advance premiums	70,022	64,017
Policy claims and other benefits payable	301,944	299,565
Other policyholders' funds	97,015	96,993
Total policy liabilities	13,441,498	13,286,412
Current and deferred income taxes payable	1,864,015	1,743,990
Other liabilities	563,102	413,760
Short-term debt	327,019	264,475
Long-term debt (estimated fair value: 2017—$1,244,283; 2016—$1,233,019)	1,132,791	1,133,165
Liabilities related to discontinued operations	13,724	27,424
Total liabilities	17,342,149	16,869,226
Commitments and Contingencies (Note 6)
Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2017 and in 2016	—	—
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2017—127,218,183 issued, less 9,951,143 held in treasury and 2016—127,218,183 issued, less 9,187,075 held in treasury)	127,218	127,218
Additional paid-in capital	491,772	490,421
Accumulated other comprehensive income	722,865	577,574
Retained earnings	3,994,665	3,890,798
Treasury stock, at cost	(591,693)	(519,150)
Total shareholders’ equity	4,744,827	4,566,861
Total liabilities and shareholders’ equity	$22,086,976	$21,436,087

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Life premium	$575,837	$544,151
Health premium	244,791	235,697
Other premium	3	12
Total premium	820,631	779,860
Net investment income	208,282	197,053
Realized investment gains (losses)	(5,748)	293
Other income	416	421
Total revenue	1,023,581	977,627

Benefits and expenses:
Life policyholder benefits	391,079	362,860
Health policyholder benefits	157,751	152,775
Other policyholder benefits	8,946	9,338
Total policyholder benefits	557,776	524,973
Amortization of deferred acquisition costs	125,908	118,806
Commissions, premium taxes, and non-deferred acquisition costs	65,116	61,602
Other operating expense	62,341	57,429
Interest expense	20,699	19,369
Total benefits and expenses	831,840	782,179

Income before income taxes	191,741	195,448
Income taxes	(54,563)	(61,874)
Income from continuing operations	137,178	133,574

Income (loss) from discontinued operations, net of tax	(3,637)	(9,541)
Net income	$133,541	$124,033

Basic net income (loss) per common share:
Continuing operations	$1.16	$1.10
Discontinued operations	(0.03)	(0.08)
Total basic net income per common share	$1.13	$1.02

Diluted net income (loss) per common share:
Continuing operations	$1.14	$1.08
Discontinued operations	(0.03)	(0.07)
Total diluted net income per common share	$1.11	$1.01

Dividends declared per common share	$0.15	$0.14

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$133,541	$124,033

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	215,527	465,157
Reclassification adjustment for (gains) losses on securities included in net income	(1,035)	(313)
Reclassification adjustment for amortization of (discount) and premium	(437)	(1,364)
Foreign exchange adjustment on securities recorded at fair value	15	455
Unrealized gains (losses) on securities	214,070	463,935
Unrealized gains (losses) on other investments	996	658
Total unrealized investment gains (losses)	215,066	464,593
Less applicable tax (expense) benefit	(75,323)	(162,589)
Unrealized investment gains (losses), net of tax	139,743	302,004

Unrealized gains (losses) attributable to deferred acquisition costs	(770)	(2,769)
Less applicable tax (expense) benefit	270	969
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(500)	(1,800)

Foreign exchange translation adjustments, other than securities	4,214	1,760
Less applicable tax (expense) benefit	(428)	(540)
Foreign exchange translation adjustments, other than securities, net of tax	3,786	1,220

Pension adjustments:
Amortization of pension costs	3,109	2,552
Experience gain (loss)	371	686
Pension adjustments	3,480	3,238
Less applicable tax (expense) benefit	(1,218)	(1,134)
Pension adjustments, net of tax	2,262	2,104

Other comprehensive income (loss)	145,291	303,528
Comprehensive income (loss)	$278,832	$427,561

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2016	$—	$130,218	$482,284	$231,947	$3,614,369	$(403,266)	$4,055,552
Comprehensive income (loss)				303,528	124,033		427,561
Common dividends declared ($0.14 per share)					(16,979)		(16,979)
Acquisition of treasury stock						(85,089)	(85,089)
Stock-based compensation			388		(2,224)	8,771	6,935
Exercise of stock options					(4,020)	7,783	3,763
Balance at March 31, 2016	$—	$130,218	$482,672	$535,475	$3,715,179	$(471,801)	$4,391,743

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2017	$—	$127,218	$490,421	$577,574	$3,890,798	$(519,150)	$4,566,861
Comprehensive income (loss)				145,291	133,541		278,832
Common dividends declared ($0.15 per share)					(17,567)		(17,567)
Acquisition of treasury stock						(113,719)	(113,719)
Stock-based compensation			1,351		(606)	7,450	8,195
Exercise of stock options					(11,501)	33,726	22,225
Balance at March 31, 2017	$—	$127,218	$491,772	$722,865	$3,994,665	$(591,693)	$4,744,827

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash provided from operating activities	$460,756	$340,738

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	—	14,331
Fixed maturities available for sale—matured, called, and repaid	108,899	44,622
Other long-term investments	3,071	8
Total long-term investments sold or matured	111,970	58,961
Acquisition of investments:
Fixed maturities—available for sale	(461,324)	(287,204)
Other long-term investments	—	(644)
Total investments acquired	(461,324)	(287,848)
Net increase in policy loans	(2,599)	(4,378)
Net (increase) decrease in short-term investments	(48,950)	(89,905)
Additions to property and equipment	(3,978)	(3,879)
Sale of other assets	18	—
Investment in low-income housing interests	(5,875)	(7,925)
Cash provided from (used for) investing activities	(410,738)	(334,974)

Cash provided from (used for) financing activities:
Issuance of common stock	22,225	3,763
Cash dividends paid to shareholders	(16,503)	(16,524)
Net borrowing (repayment) of commercial paper	61,919	66,899
Acquisition of treasury stock	(113,719)	(85,089)
Net receipts (payments) from deposit-type product	(21,174)	(17,641)
Cash provided from (used for) financing activities	(67,252)	(48,592)

Effect of foreign exchange rate changes on cash	2,825	(5,797)
Net increase (decrease) in cash	(14,409)	(48,625)
Cash at beginning of year	76,163	61,383
Cash at end of period	$61,754	$12,758

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies
Basis of Presentation: The accompanying condensed consolidated financial statements of Torchmark Corporation (Torchmark or alternatively, the Company) have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2017, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2017 and 2016. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 27, 2017.
Note 2—New Accounting Standards
Accounting Pronouncements Not Yet Adopted
ASU 2016-01: In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instrument—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the classification and measurement of certain equity investments such that they are measured at fair value through net income. The standard will become effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company does not expect the adoption to have a significant impact on the financial statements.
ASU 2016-02: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires all lessees to report a right-of-use asset and a lease liability for most leases. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard will become effective for the Company beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on the financial statements. Refer to the 2016 form 10-K Note 15—Commitments and Contingencies for consideration of the non-cancellable operating lease commitments.
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
ASU 2016-15: In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to provide uniformity in the classification of cash receipts and payments recorded in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, and proceeds from the settlement of insurance claims. This standard will become effective on January 1, 2018. The Company is currently evaluating the standard to determine its impact.
ASU 2016-16: In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This guidance was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory by allowing the immediate recognition of the current and deferred income tax effects. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. This new guidance should be applied on a modified retrospective approach and will become effective on January 1, 2018. The Company does not expect the adoption to have a significant impact on the financial statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 2—New Accounting Standards (continued)

ASU 2017-04: In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance was issued to simplify the subsequent measurement of goodwill through the elimination of Step 2 from the goodwill impairment test. It will become effective on January 1, 2020 and should be applied on a prospective basis. The Company does not expect the adoption to have a significant impact on the financial statements.
ASU 2017-07: In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance was issued to simplify the reporting of pension costs by disaggregating the service-cost component from the other components of net benefit costs and reporting it separately on the income statement. The service-cost component is the only component of net benefit cost that will be eligible for capitalization. The guidance will become effective on January 1, 2018 with a retrospective transition method for separation of net benefit costs and a prospective transition method for the capitalization of service costs. The Company is currently evaluating the standard to determine its impact.
ASU 2017-08: In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance was issued to shorten the amortization period for certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. It will become effective on January 1, 2019 with early adoption permitted, including during interim periods. The adoption is to be applied on a modified retrospective basis through an adjustment to retained earnings. The Company is currently evaluating the standard to determine its impact.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2017 and 2016.

Components of Accumulated Other Comprehensive Income

	Three Months Ended March 31, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2017	$692,314	$(6,682)	$4,967	$(113,025)	$577,574
Other comprehensive income (loss) before reclassifications, net of tax	140,700	(500)	3,786	241	144,227
Reclassifications, net of tax	(957)	—	—	2,021	1,064
Other comprehensive income (loss)	139,743	(500)	3,786	2,262	145,291
Balance at March 31, 2017	$832,057	$(7,182)	$8,753	$(110,763)	$722,865

	Three Months Ended March 31, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2016	$332,333	$(5,115)	$3,627	$(98,898)	$231,947
Other comprehensive income (loss) before reclassifications, net of tax	303,094	(1,800)	1,220	445	302,959
Reclassifications, net of tax	(1,090)	—	—	1,659	569
Other comprehensive income (loss)	302,004	(1,800)	1,220	2,104	303,528
Balance at March 31, 2016	$634,337	$(6,915)	$4,847	$(96,794)	$535,475

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except, per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2017 and 2016.
Reclassification Adjustments

	Three Months Ended March 31,		Affected line items in the Statement of Operations
	2017	2016
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(1,035)	$(313)	Realized gains (losses)
Amortization of (discount) premium	(437)	(1,364)	Net investment income
Total before tax	(1,472)	(1,677)
Tax	515	587	Income taxes
Total after tax	(957)	(1,090)
Pension adjustments:
Amortization of prior service cost	119	120	Other operating expenses
Amortization of actuarial gain (loss)	2,990	2,432	Other operating expenses
Total before tax	3,109	2,552
Tax	(1,088)	(893)	Income taxes
Total after tax	2,021	1,659
Total reclassifications (after tax)	$1,064	$569

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments
Portfolio Composition:
A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at March 31, 2017 is as follows:
Portfolio Composition as of March 31, 2017

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$385,755	$1,830	$(6,424)	$381,161	3
States, municipalities, and political subdivisions	1,184,062	120,066	(1,029)	1,303,099	8
Foreign governments	20,066	1,466	(8)	21,524	—
Corporates, by sector:
Financial	3,137,495	331,704	(34,260)	3,434,939	21
Utilities	1,896,115	268,397	(9,842)	2,154,670	14
Energy	1,589,982	145,310	(31,320)	1,703,972	11
Other corporate sectors	5,824,044	494,335	(59,618)	6,258,761	39
Total corporates	12,447,636	1,239,746	(135,040)	13,552,342	85
Collateralized debt obligations	59,976	17,515	(9,648)	67,843	—
Other asset-backed securities	104,476	1,072	(361)	105,187	1
Redeemable preferred stocks, by sector:
Financial	371,691	48,325	(7,011)	413,005	3
Utilities	28,588	1,628	(246)	29,970	—
Total redeemable preferred stocks	400,279	49,953	(7,257)	442,975	3
Total fixed maturities	$14,602,250	$1,431,648	$(159,767)	$15,874,131	100
(1) Amounts reported on the balance sheet.
(2) At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2017 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	March 31, 2017
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$88,952	$91,746
Due from one to five years	628,487	675,601
Due from five to ten years	1,335,053	1,474,252
Due from ten to twenty years	4,256,853	4,794,890
Due after twenty years	8,127,226	8,663,281
Mortgage-backed and asset-backed securities	165,679	174,361
	$14,602,250	$15,874,131

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Selected information about sales of fixed maturities available for sale is as follows.

Three Months Ended March 31,
	2017	2016
Proceeds from sales	$—	$14,331
Gross realized gains	—	495
Gross realized losses	—	(214)

Fair Value Measurements:
The following table represents the fair value of fixed maturities available for sale measured on a recurring basis.

Fair Value Measurements at March 31, 2017 using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$4	$381,157	$—	$381,161
States, municipalities, and political subdivisions	—	1,303,099	—	1,303,099
Foreign governments	—	21,524	—	21,524
Corporates, by sector:
Financial	—	3,372,832	62,107	3,434,939
Utilities	—	2,000,220	154,450	2,154,670
Energy	—	1,663,113	40,859	1,703,972
Other corporate sectors	—	5,930,189	328,572	6,258,761
Total corporates	—	12,966,354	585,988	13,552,342
Collateralized debt obligations	—	—	67,843	67,843
Other asset-backed securities	—	91,187	14,000	105,187
Redeemable preferred stocks, by sector:
Financial	—	413,005	—	413,005
Utilities	—	29,970	—	29,970
Total redeemable preferred stocks	—	442,975	—	442,975
Total fixed maturities	$4	$15,206,296	$667,831	$15,874,131
Percent of total	—%	95.8%	4.2%	100.0%

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31, 2017
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2017	$—	$63,503	$559,600	$623,103
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	—	5,090	6,275	11,365
Acquisitions	14,000	—	21,666	35,666
Sales	—	—	—	—
Amortization	—	1,249	4	1,253
Other(2)	—	(1,999)	(1,557)	(3,556)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at March 31, 2017	$14,000	$67,843	$585,988	$667,831
Percent of total fixed maturities	0.1%	0.4%	3.7%	4.2%

	Three Months Ended March 31, 2016
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2016	$—	$70,382	$530,806	$601,188
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	—	(3,598)	9,568	5,970
Acquisitions	—	—	15,800	15,800
Sales	—	—	—	—
Amortization	—	1,334	4	1,338
Other(2)	—	(2,626)	(1,377)	(4,003)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at March 31, 2016	$—	$65,492	$554,801	$620,293
Percent of total fixed maturities	—%	0.5%	3.8%	4.3%
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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Other-Than-Temporary Impairments:

Based on the Company's evaluation of its fixed maturities available for sale in an unrealized loss position in accordance with the other-than-temporary impairment (OTTI) policy, the Company concluded that there were no other-than-temporary impairments during the three month periods ended March 31, 2017 and 2016. Torchmark is continuously monitoring the market conditions impacting its portfolio. Additionally, Torchmark has the ability and intent to hold these investments to recovery, and does not expect to be required to sell any of its securities.

Unrealized Loss Analysis:

The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of March 31, 2017	346	87	433
As of December 31, 2016	407	94	501

Torchmark’s entire fixed maturity portfolio consisted of 1,535 issues at March 31, 2017 and 1,565 issues at December 31, 2016. The weighted average quality rating of all unrealized loss positions as of March 31, 2017 was BBB+.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale at March 31, 2017 for the period of time in a loss position. Torchmark considers these investments to be only temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At March 31, 2017

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment grade securities:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$243,425	$(5,865)	$1,441	$(559)	$244,866	$(6,424)
States, municipalities and political subdivisions	30,822	(779)	668	(32)	31,490	(811)
Foreign governments	2,187	(8)	—	—	2,187	(8)

Corporates, by sector:
Financial	335,653	(7,863)	80,362	(3,632)	416,015	(11,495)
Utilities	246,001	(7,937)	16,675	(1,905)	262,676	(9,842)
Energy	57,535	(955)	141,685	(12,049)	199,220	(13,004)
Other corporate sectors	1,301,093	(46,268)	70,324	(5,124)	1,371,417	(51,392)
Total corporates	1,940,282	(63,023)	309,046	(22,710)	2,249,328	(85,733)
Other asset-backed securities	24,580	(361)	—	—	24,580	(361)
Redeemable preferred stocks, by sector:
Financial	23,985	(6)	—	—	23,985	(6)
Utilities	5,842	(246)	—	—	5,842	(246)
Total redeemable preferred stocks	29,827	(252)	—	—	29,827	(252)
Total investment grade securities	2,271,123	(70,288)	311,155	(23,301)	2,582,278	(93,589)
Below investment grade securities:
Bonds:
States, municipalities and political subdivisions	—	—	333	(218)	333	(218)
Corporates, by sector:
Financial	—	—	82,995	(22,765)	82,995	(22,765)
Energy	10,563	(123)	88,907	(18,193)	99,470	(18,316)
Other corporate sectors	—	—	115,418	(8,226)	115,418	(8,226)
Total corporates	10,563	(123)	287,320	(49,184)	297,883	(49,307)
Collateralized debt obligations	—	—	10,351	(9,648)	10,351	(9,648)
Redeemable preferred stocks, by sector:
Financial	10,000	—	20,119	(7,005)	30,119	(7,005)
Total redeemable preferred stocks	10,000	—	20,119	(7,005)	30,119	(7,005)
Total below investment grade securities	20,563	(123)	318,123	(66,055)	338,686	(66,178)
Total fixed maturities	$2,291,686	$(70,411)	$629,278	$(89,356)	$2,920,964	$(159,767)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 5—Discontinued Operations

At December 31, 2015, Torchmark met the criteria to account for its Medicare Part D Prescription Drug Plan business as a discontinued operation. Historically, the business was a reportable segment. Effective July 1, 2016, Torchmark sold its Medicare Part D Prescription Drug Plan business to an unaffiliated third party.

The sale resulted in a net gain of $1.8 million ($1.2 million net of tax) in 2016. The operating results from discontinued operations are reflected in income as of March 31, 2017. The remaining assets and liabilities reflected on the Torchmark balance sheet related to discontinued operations are receivables and payables associated with the 2016 and prior plan years that are expected to be settled in the ordinary course of business during 2017 and 2018.

The net assets related to discontinued operations at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Assets:
Due premiums	$3,945	$8,840
Other receivables(1)	79,400	118,692
Total assets related to discontinued operations	83,345	127,532

Liabilities:
Risk sharing payable	8,528	8,374
Current and deferred income taxes payable	3,128	3,820
Other(2)	2,068	15,230
Total liabilities related to discontinued operations	13,724	27,424

Net assets	$69,621	$100,108
(1) At March 31, 2017, receivables included $65 million from the Centers for Medicare and Medicaid Services (CMS) and $14 million from drug manufacturer rebates. At December 31, 2016, the comparable amounts were $50 million and $69 million, respectively.
(2) Balance at December 31, 2016 includes $3.6 million representing a contingent purchase price reserve.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 5—Discontinued Operations (continued)

Income from discontinued operations for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Revenue:
Health premium	$(224)	$54,699

Benefits and expenses:
Health policyholder benefits	4,184	61,481
Amortization of deferred acquisition costs	—	1,008
Commissions, premium taxes, and non-deferred acquisition expenses	576	5,109
Other operating expense	611	1,780
Total benefits and expenses	5,371	69,378

Income (loss) before income taxes for discontinued operations	(5,595)	(14,679)
Income tax benefit (expense)	1,958	5,138
Income (loss) from discontinued operations	$(3,637)	$(9,541)

Operating cash flows of the discontinued operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Net cash provided from (used for) discontinued operations	$26,850	$14,061

Note 6—Commitments and Contingencies

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, involving various matters where we are either the defendant or the plaintiff. Torchmark subsidiaries are also currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. In each of these matters, based upon information presently available, management does not believe that such litigation or audits will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity.

With respect to current litigation, at this time management believes that the possibility of a material judgment adverse to Torchmark is remote, and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$143,128	$137,120
Incurred related to:
Current year	135,377	126,897
Prior years	(4,024)	(316)
Total incurred	131,353	126,581
Paid related to:
Current year	54,241	52,621
Prior years	77,555	76,421
Total paid	131,796	129,042
Balance at end of period	$142,685	$134,659

Below is the reconciliation of the liability for "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	March 31, 2017	December 31, 2016
Policy claims and other benefits payable:
Short-duration contracts	$24,341	$26,721
Insurance lines other than short duration—health	118,344	116,407
Insurance lines other than short duration—life	159,259	156,437
Total policy claims and other benefits payable	$301,944	$299,565

Short-Duration Contracts

Although Torchmark primarily sells long-duration contracts for both life and health, the Company also has a limited amount of group health products that qualify as short-duration contracts in accordance with the applicable guidance.

The below table illustrates the total incurred but not reported liabilities plus expected development on reported claims for short-duration products over the last five years. Claim frequency is determined by duration and incurred date.

As of March 31, 2017
Accident Year	Total of incurred-but-not-reported liabilities plus expected development on reported claims
2013	$—
2014	7
2015	210
2016	6,174
2017	17,950
Total	$24,341

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefit Plans
The following tables present a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$4,487	$3,894	$—	$—
Interest cost	5,550	5,432	250	212
Expected return on assets	(5,899)	(5,782)	—	—
Amortization:
Prior service cost	119	120	—	—
Actuarial (gain)/loss	2,951	2,424	39	8
Direct recognition of expense	—	—	96	34
Net periodic benefit cost	$7,208	$6,088	$385	$254

The following table presents assets at fair value for the defined-benefit pension plans at March 31, 2017 and the prior-year end.
Pension Assets by Component

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Corporate bonds	$160,254	48	$160,036	49
Exchange traded fund(1)	142,902	42	134,771	41
Other bonds	260	—	258	—
Guaranteed annuity contract(2)	19,126	6	18,997	6
Short-term investments	11,336	3	7,391	2
Other	3,075	1	7,418	2
Total	$336,953	100	$328,871	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.
Pension Liability

	March 31, 2017	December 31, 2016
Funded defined benefit pension	$460,475	$449,613
SERP(1) (Active)	75,533	74,687
SERP(1) (Closed)	2,864	3,222
Pension Benefit Obligation	$538,872	$527,522

(1)	Supplemental executive retirement plan (SERP).

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits (continued)

As noted in the table above, the liability for the funded defined-benefit pension plans was $460 million at March 31, 2017 and $450 million at December 31, 2016. During the three months ended March 31, 2017, the Company made no cash contributions to the qualified pension plans. Torchmark expects to make total cash contributions to these plans during 2017 in an amount not to exceed $20 million.
With respect to the Company’s active nonqualified noncontributory SERP, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to provide for a portion of the Company’s obligations under the plan. These policies along with investments deposited with an unaffiliated trustee were previously placed in a Rabbi Trust to provide for the payment of the plan obligations. At March 31, 2017, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $88 million, compared with $86 million at year end 2016. Since this plan is nonqualified and therefore is treated as unfunded, the values of the insurance policies and investments are recorded as Other assets in the Condensed Consolidated Balance Sheets and are not included in the chart of plan assets above. The liability for the active non-qualified pension plan was $76 million at March 31, 2017 and $75 million at December 31, 2016.

Note 9—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2017	2016
Basic weighted average shares outstanding	117,770,474	121,480,805
Weighted average dilutive options outstanding	2,659,242	1,831,938
Diluted weighted average shares outstanding	120,429,716	123,312,743
Antidilutive shares	625,855	1,489,562

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
The majority of the Company’s required interest on net policy liabilities (benefit reserves less the deferred acquisition cost asset) is not credited to policyholder accounts. Instead, it is an actuarial assumption for discounting cash flows in the computation of benefit reserves and the amortization of the deferred acquisition cost asset. Investment income required to fund the required interest on net policy liabilities is removed from the investment segment and applied to

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

the insurance segments to eliminate the effect of the required interest from the insurance segments. As a result, the investment segment measures net investment income against the required interest on net policy liabilities and financing costs, while the insurance segments simply measure premiums against benefits and expenses. Management believes this presentation facilitates a more meaningful analysis of the Company’s underwriting and investment performance as the underwriting results are based on premiums, claims, and expenses and are not affected by unanticipated fluctuations in investment yields.

As noted, Torchmark’s “core operations” are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. However, dispositions of investments occur from time to time, generally for reasons such as credit concerns, calls by issuers, or other factors.

Since Torchmark does not actively trade investments, realized gains and losses from the disposition and write down of investments are generally incidental to operations and are not considered a material factor in insurance pricing or product profitability. While from time to time these realized gains and losses could be significant to net income in the period in which they occur, they generally have a limited effect on the yield of the total investment portfolio. Further, because the proceeds of the disposals are reinvested in the portfolio, the disposals have little effect on the size of the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.
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
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its pretax income and each significant line item in its Condensed Consolidated Statements of Operations.

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2017
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$575,837	$244,791	$3					$820,631
Net investment income				$208,282				208,282
Other income					$451	$(35)	(2)	416
Total revenue	575,837	244,791	3	208,282	451	(35)		1,029,329
Expenses:
Policy benefits	391,079	157,751	8,946					557,776
Required interest on reserves	(148,825)	(18,975)	(12,418)	180,218				—
Required interest on DAC	45,936	5,809	178	(51,923)				—
Amortization of acquisition costs	99,905	25,327	676					125,908
Commissions, premium taxes, and non-deferred acquisition costs	43,638	21,502	11			(35)	(2)	65,116
Insurance administrative expense (1)					51,913			51,913
Parent expense					2,233			2,233
Stock compensation expense					8,195			8,195
Interest expense				20,699				20,699
Total expenses	431,733	191,414	(2,607)	148,994	62,341	(35)		831,840
Subtotal	144,104	53,377	2,610	59,288	(61,890)	—		197,489
Non-operating items						—		—
Measure of segment profitability (pretax)	$144,104	$53,377	$2,610	$59,288	$(61,890)	$—		197,489
Deduct applicable income taxes								(58,818)
Segment profits after tax								138,671
Add back income taxes applicable to segment profitability								58,818
Add (deduct) realized investment gains (losses)								(5,748)
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$191,741

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Three Months Ended March 31, 2016
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$544,151	$235,697	$12					$779,860
Net investment income				$197,053				197,053
Other income					$465	$(44)	(2)	421
Total revenue	544,151	235,697	12	197,053	465	(44)		977,334
Expenses:
Policy benefits	362,860	152,775	9,338					524,973
Required interest on reserves	(142,011)	(18,076)	(13,092)	173,179				—
Required interest on DAC	44,202	5,742	224	(50,168)				—
Amortization of acquisition costs	94,539	22,365	1,902					118,806
Commissions, premium taxes, and non-deferred acquisition costs	40,261	21,376	9			(44)	(2)	61,602
Insurance administrative expense (1)					48,468			48,468
Parent expense					2,026			2,026
Stock compensation expense					6,935			6,935
Interest expense				19,369				19,369
Total expenses	399,851	184,182	(1,619)	142,380	57,429	(44)		782,179
Subtotal	144,300	51,515	1,631	54,673	(56,964)	—		195,155
Non-operating items						—		—
Measure of segment profitability (pretax)	$144,300	$51,515	$1,631	$54,673	$(56,964)	$—		195,155
Deduct applicable income taxes								(61,771)
Segment profits after tax								133,384
Add back income taxes applicable to segment profitability								61,771
Add (deduct) realized investment gains (losses)								293
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$195,448

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.
Analysis of Profitability by Segment

	Three Months Ended March 31,
	2017	2016
Life insurance underwriting margin	$144,104	$144,300
Health insurance underwriting margin	53,377	51,515
Annuity underwriting margin	2,610	1,631
Excess investment income	59,288	54,673
Other insurance:
Other income	451	465
Administrative expense	(51,913)	(48,468)
Corporate and adjustments	(10,428)	(8,961)
Segment profits before tax	197,489	195,155
Applicable taxes	(58,818)	(61,771)
Segment profits after tax	138,671	133,384
Discontinued operations (after tax)	(3,637)	(9,541)
Net operating income	135,034	123,843
Reconciling items, net of tax:
Realized gains (losses)—investments (after tax)	(1,493)	190
Net income	$133,541	$124,033

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Summary of Operations. Torchmark’s operations are segmented into its insurance underwriting and investment operations as described in Note 10—Business Segments in the Notes to the Condensed Consolidated Financial Statements. The measures of profitability are useful in evaluating the performance of the segments and the marketing groups within each insurance segment because each of our distribution channels operates in a niche market. Insurance underwriting margin consists of premium less policy obligations, commissions and other acquisition expenses. These measures enable management to view period-to-period trends, and to make informed decisions regarding future courses of action.
The tables in Note 10 demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three month period ended March 31, 2017 and 2016. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.
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
A discussion of operations by each segment follows later in this report. These discussions compare the first three months of 2017 with the same period of 2016, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note 10.
Highlights, comparing the first three months of 2017 with the first three months of 2016. Net income per diluted common share increased 10% to $1.11 from $1.01. Included in net income were after-tax realized losses of $1.5 million in 2017 compared with gains of $190 thousand for the same period in 2016. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report. Net operating income from continuing operations is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net operating income from continuing operations increased 4.0% or $5.3 million to $139 million for the three months ended March 31, 2017 compared to $133 million for the same 2016 period.
Total premium income rose 5% in 2017 to $821 million. Total net sales increased 3% to $140 million, when compared with the same period in 2016. First-year collected premium was $112 million for the 2017 period, compared with $113 million for the 2016 period.
Life insurance premium income grew 6% to $576 million. Life net sales increased 2% when compared with the same period in 2016. First-year collected life premium grew 1% during the first three months of 2017 to $80 million over the same period in 2016. Life underwriting margin as a percentage of premium was down to 25% from 27% as a result of higher Globe Life Direct Response policy obligations. Underwriting income was flat at $144 million when compared with the same period in 2016.
Health insurance premium income increased 4% to $245 million over the prior year total of $236 million. Health net sales rose 6% to $34 million for the three month period. First-year collected health premium fell 4% to $32 million. Health margins were flat at 22%, with underwriting income of $53 million for the first three months of 2017.
Insurance administrative expenses were up 7.1% in 2017 when compared with the prior year period. These expenses were 6.3% as a percentage of premium during the first three months of 2017 compared with 6.2% a year earlier. The increase in administrative expenses was primarily due to investments in information technology that will enhance our customer experience, improve our data analytics capabilities, improve our ability to react quickly to future changes and bolster our information security programs.
Excess investment income is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs”. Excess investment income per diluted common share is an important measure to management. Refer to the Excess Investment Income section of this report for further details. Excess investment income per common share increased 11% in 2017 to $0.49 from $0.44 in the same period last year, while the dollar amount of excess investment income increased 8% to $59 million. Net investment income rose $11 million or 6% to $208 million in 2017, below the 8% growth in our average investment portfolio at amortized cost. The average effective yield on the fixed maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.70% in the 2017 period from 5.83% in the prior period. Required interest rose 4% or $5 million to $128 million, in line with the growth in average net policy liabilities. Financing costs increased 7% to $21 million. Please refer to the discussion under Capital Resources for more information on debt and interest expense.
In the first three months of 2017, we invested new money in fixed maturity securities at an effective annual yield of 4.92%, compared with 5.03% in the same period of 2016. These new investments had an average rating of BBB+ and an average life to maturity of twenty-three years. Approximately 95% of the fixed-maturity portfolio at amortized cost was investment grade at March 31, 2017. Cash and short-term investments were $183 million at that date, compared with $148 million at December 31, 2016.
The net unrealized gain position in our fixed maturity portfolio grew from $1.1 billion at December 31, 2016 to $1.3 billion during the first three months of 2017.
Share Repurchases. We have an on-going share repurchase program which began in 1986 which is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 4, 2016. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent Company with excess cash flow. Excess cash flow is primarily made up of cash received from the insurance subsidiaries less dividends paid to shareholders and interest paid on our debt. See further discussion in the Capital Resources section below. Share purchases are also made with the proceeds from option exercises by current and former employees in order to reduce dilution. The following chart summarizes share purchases for the three month periods ended March 31, 2017 and 2016.

Analysis of Share Purchases
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017			2016
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	1,076	$81,992	$76.18	1,503	$80,057	$53.26
Option exercise proceeds	414	31,727	76.71	95	5,032	53.08
Total	1,490	$113,719	$76.33	1,598	$85,089	$53.25
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first three months of 2017 with the first three months of 2016. Life insurance is our predominant segment, representing 70% of premium income and 72% of insurance underwriting margin in the first three months of 2017. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 6% to $576 million. The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$241,160	42	$220,402	41	$20,758	9
Globe Life Direct Response	210,417	36	200,001	37	10,416	5
Liberty National Exclusive Agency	68,732	12	67,892	12	840	1
Other Agencies	55,528	10	55,856	10	(328)	(1)
Total Life Premium	$575,837	100	$544,151	100	$31,686	6
Net sales, an indicator of new business production, increased 2% to $106 million. An analysis of life net sales by distribution channel is presented below.

Life Insurance Net Sales (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$53,397	51	$50,240	48	$3,157	6
Globe Life Direct Response	38,731	37	41,155	40	(2,424)	(6)
Liberty National Exclusive Agency	10,946	10	9,451	9	1,495	16
Other Agencies	2,583	2	3,000	3	(417)	(14)
Total Life Net Sales	$105,657	100	$103,846	100	$1,811	2
First-year collected life premium, defined earlier in this report, was $80 million in the 2017 period, rising 1% over the same period in 2016. First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$44,255	55	$41,955	53	$2,300	5
Globe Life Direct Response	25,169	32	26,959	34	(1,790)	(7)
Liberty National Exclusive Agency	7,934	10	7,050	9	884	13
Other Agencies	2,619	3	2,967	4	(348)	(12)
Total	$79,977	100	$78,931	100	$1,046	1

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on referrals and other affinity groups to help ensure sustainable growth. The life business of this agency is Torchmark’s highest margin life business and it is the largest contributor to life premium of any distribution channel at 42% of Torchmark’s total. This group produced premium income of $241 million, an increase of 9%. First-year collected premium was $44 million, an increase of 5%. Net sales rose 6% to $53 million. Sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average agent count increased 8% to 6,713 for the three months ended March 31, 2017 compared with 6,206 for the same period in 2016. As is the case with all Torchmark agencies, the average agent count is based on the actual count at the end of each week during the period. The American Income Exclusive Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, the agency has placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train its agents, including more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for their level of experience and responsibility. We are also making considerable investments in information technology in support of the agency, which are expected to enhance overall productivity of agents and improve agent retention.
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
Globe Life Direct Response’s life premium income rose 5% to $210 million, representing 36% of Torchmark’s total life premium in the first three months of 2017. Net sales of $39 million for this group decreased 6%. The sales decline was expected as we have refined our marketing efforts in a manner intended to optimize underwriting profits. First-year collected premium decreased 7% to $25 million.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $69 million in the first three months of 2017 compared with $68 million for the same period in 2016. First-year collected premium increased 13% to $8 million.Net sales for the Liberty National Agency increased 16% to $11 million. This is the largest percentage increase of any of Torchmark's distribution channels.
The Liberty National average agent count increased 18% to 1,820 for the three months ended March 31, 2017 compared with 1,542 for the same period in 2016. We continue to execute our long term plan to grow this agency through expansion from small town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels primarily include independent agencies selling predominantly life insurance. The Other Agencies contributed $56 million of life premium income, or 10% of Torchmark’s total in the first three months of 2017, but contributed only 2% of net sales for the period.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2017		2016		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$575,837	100	$544,151	100	$31,686	6
Net policy obligations	242,254	42	220,849	40	21,405	10
Commissions and acquisition expense	189,479	33	179,002	33	10,477	6
Insurance underwriting income before other income and administrative expense	$144,104	25	$144,300	27	$(196)	—
Life insurance underwriting income before insurance administrative expense was $144 million in the first three months of 2017 and 2016. As a percentage of premium, underwriting margins declined to 25% from 27%. The decrease in underwriting margin as a percentage of premium was due to higher Globe Life Direct Response net policy obligations. The higher net policy obligations in the Globe Life Direct Response Unit primarily relate to policies issued in calendar years 2011 through 2015 where additional prescription drug information was used in the underwriting process with an expectation of improved mortality. To date, improvements in actual mortality have been less than originally expected.
Health insurance, comparing the first three months of 2017 with the first three months of 2016. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
Health premium accounted for 30% of our total premium in the 2017 period. Health underwriting margin accounted for 27% of total underwriting margin, reflective of the lower underwriting margin as a percentage of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

Health premium increased 4% to $245 million in the 2017 period. Medicare Supplement premium increased 3% to $122 million, while other limited-benefit health premium increased 5% to $123 million.
Health net sales increased 6% to $34 million. Medicare Supplement net sales decreased 5% to $13 million in 2017. Limited-benefit net sales increased 14% to $21 million. Health first-year collected premium fell 4% to $32 million as a result of lower group sales in 2016. Group sales can vary significantly from period to period.

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$3,026		$3,330		$(304)	(9)
Medicare Supplement	89,230		84,720		4,510	5
	92,256	37	88,050	37	4,206	5
Family Heritage Agency
Limited-benefit plans	61,576		57,317		4,259	7
Medicare Supplement	—		—		—	—
	61,576	25	57,317	24	4,259	7
Liberty National Exclusive Agency
Limited-benefit plans	36,412		35,550		862	2
Medicare Supplement	14,292		16,322		(2,030)	(12)
	50,704	21	51,872	22	(1,168)	(2)
American Income Exclusive Agency
Limited-benefit plans	21,359		20,156		1,203	6
Medicare Supplement	65		78		(13)	(17)
	21,424	9	20,234	9	1,190	6
Direct Response
Limited-benefit plans	153		177		(24)	(14)
Medicare Supplement	18,678		18,047		631	3
	18,831	8	18,224	8	607	3
Total Health Premium
Limited-benefit plans	122,526	50	116,530	49	5,996	5
Medicare Supplement	122,265	50	119,167	51	3,098	3
Total	$244,791	100	$235,697	100	$9,094	4

Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$140		$174		$(34)	(20)
Medicare Supplement	11,284		11,885		(601)	(5)
	11,424	34	12,059	38	(635)	(5)
Family Heritage Agency
Limited-benefit plans	13,413		10,629		2,784	26
Medicare Supplement	—		—		—	—
	13,413	39	10,629	33	2,784	26
Liberty National Exclusive Agency
Limited-benefit plans	4,468		4,846		(378)	(8)
Medicare Supplement	—		1		(1)	(100)
	4,468	13	4,847	15	(379)	(8)
American Income Exclusive Agency
Limited-benefit plans	3,123		2,821		302	11
Medicare Supplement	—		—		—	—
	3,123	9	2,821	9	302	11
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	1,536		1,572		(36)	(2)
	1,536	5	1,572	5	(36)	(2)
Total Net Sales
Limited-benefit plans	21,144	62	18,470	58	2,674	14
Medicare Supplement	12,820	38	13,458	42	(638)	(5)
Total	$33,964	100	$31,928	100	$2,036	6

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$119		$163		$(44)	(27)
Medicare Supplement	12,309		15,557		(3,248)	(21)
	12,428	39	15,720	47	(3,292)	(21)
Family Heritage Agency
Limited-benefit plans	10,867		9,873		994	10
Medicare Supplement	—		—		—	—
	10,867	34	9,873	29	994	10
Liberty National Exclusive Agency
Limited-benefit plans	4,314		3,831		483	13
Medicare Supplement	1		1		—	—
	4,315	13	3,832	12	483	13
American Income Exclusive Agency
Limited-benefit plans	3,310		3,100		210	7
Medicare Supplement	—		—		—	—
	3,310	10	3,100	9	210	7
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	1,327		1,074		253	24
	1,327	4	1,074	3	253	24
Total First-Year Collected Premium
Limited-benefit plans	18,610	58	16,967	50	1,643	10
Medicare Supplement	13,637	42	16,632	50	(2,995)	(18)
Total	$32,247	100	$33,599	100	$(1,352)	(4)

A discussion of health operations by distribution channel follows:
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $92 million, representing 37% of Torchmark’s total health premium. Net sales were $11 million, or 34% of Torchmark’s health sales. This agency primarily produces Medicare Supplement insurance, with Medicare Supplement premium income of $89 million. The UA Independent Agency represents approximately 73% of all Torchmark Medicare Supplement premium and 88% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 5%. Total health premium increased 5%. Net sales of the Medicare Supplement product decreased 5% in 2017; individual sales were flat, but group sales declined 19%. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency by continuing the incorporation of Torchmark’s recruiting programs. The Family Heritage Agency contributed $13 million and $11 million in net sales in the three months of 2017 and 2016, respectively. Health premium income was $62 million for the three month period of 2017, representing 25% of Torchmark’s health premium compared with $57 million or 24% of health premium in the prior year period. The average agent count was 894 for the three months ended March 31, 2017 compared with 827 for the same period in 2016, an increase of 8%.

The Liberty National Exclusive Agency represented 21% of all Torchmark health premium income at $51 million in the three months of 2017. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2017, health premium income in the Liberty Agency declined $1 million to $51 million from prior year premium. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium in the 2017 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response unit markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $2 million of Medicare Supplement net sales in 2017.

The following table presents underwriting margin data for health insurance.
Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2017		2016		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$244,791	100	$235,697	100	$9,094	4
Net policy obligations	138,776	57	134,699	57	4,077	3
Commissions and acquisition expense	52,638	21	49,483	21	3,155	6
Insurance underwriting income before other income and administrative expense	$53,377	22	$51,515	22	$1,862	4
Underwriting income for health insurance totaled $53 million in 2017, an increase of 4% when compared with the same period in 2016. As a percentage of health premium, underwriting margins for the three months ended March 31, 2017 were 22%, same as the year ago quarter.
Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first three months of 2017 with the first three months of 2016. Operating expenses consist of insurance administrative expenses and Parent Company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017		2016
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$23,598	2.9	$22,379	2.9
Other employee costs	8,778	1.1	7,924	1.0
Information technology costs	5,977	0.7	5,226	0.7
Legal costs	2,046	0.2	1,982	0.2
Other administrative costs	11,514	1.4	10,957	1.4
Total insurance administrative expenses	51,913	6.3	48,468	6.2

Parent company expense	2,233		2,026
Stock compensation expense	8,195		6,935
Total operating expenses, per Condensed Consolidated Statements of Operations	$62,341		$57,429

Insurance administrative expenses:
Increase (decrease) over prior year	7.1%		5.5%
Total operating expenses:
Increase (decrease) over prior year	8.6%		3.7%
Insurance administrative expenses of $52 million were up 7.1% in 2017 when compared with the prior year period of $48 million. As a percentage of total premium, insurance administrative expenses were 6.3% in 2017 compared with 6.2% in 2016. Total operating expenses increased 8.6% after an increase of 3.7% in 2016. The increase in administrative expenses was primarily due to investments in information technology that will enhance our customer experience, improve our data analytics capabilities, improve our ability to react quickly to future changes and bolster our information security programs. The increase in stock compensation expense was primarily due to higher expense associated with equity awards.
Investments (excess investment income), comparing the first three months of 2017 with the first three months of 2016. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 10—Business Segments . It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.9 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per diluted common share of $15.61) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted common share.
Excess Investment Income
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Net investment income	$208,282	$197,053	$11,229	6
Interest on net insurance policy liabilities:
Interest on reserves	(180,218)	(173,179)	(7,039)	4
Interest on deferred acquisition costs	51,923	50,168	1,755	3
Net required interest	(128,295)	(123,011)	(5,284)	4
Financing costs	(20,699)	(19,369)	(1,330)	7
Excess investment income	$59,288	$54,673	$4,615	8

Excess investment income per diluted share	$0.49	$0.44	$0.05	11

Average invested assets (at amortized cost)	$15,107,363	$14,050,732	$1,056,631	8
Average net insurance policy liabilities (1)	9,192,112	8,792,062	400,050	5
Average debt and preferred securities (at amortized cost)	1,511,798	1,338,451	173,347	13
(1) Interest bearing policy liabilities, net of deferred acquisition costs and excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2017 period increased 8% to $59 million when compared to $55 million in the same period in 2016. On a per diluted common share basis, excess investment income increased 11%, higher than the percentage increase in the dollar amount of excess investment income as a result of our share repurchase program.
Net investment income increased $11 million or 6% in 2017, below the 8% increase in average invested assets (with fixed maturities at amortized cost) over the same period last year. The effective annual yield on the fixed maturity portfolio was 5.70% in the first three months of 2017, compared with 5.83% a year earlier. Net investment income has been negatively impacted during recent years by low interest rates on new investments and the turnover of higher yielding assets in the portfolio. As such, growth in net investment income has been slower than the growth in mean invested assets in recent years. The decrease in the overall portfolio yield during recent periods is due primarily to reinvesting proceeds from calls and maturities at yield rates lower than the yields earned on bonds before they were called or matured. We currently expect that the average annual turnover of fixed maturity assets during the next five years will not exceed 1% to 2% of the portfolio and that this turnover will not have a material negative impact on investment income.
Should interest rates rise, especially long-term rates, Torchmark's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair market value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 70 to 75 basis points before the net unrealized gains on our fixed maturity portfolio as of March 31, 2017 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.
Required interest on net insurance policy liabilities reduces net investment income as it is the amount of net investment income considered by management necessary to “fund” net insurance policy liabilities, which is the net of the benefit reserve liability and deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the interest required by the insurance segments. As discussed in Note 10, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used to discount the benefit reserve liability and to amortize the deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.
Required interest on net insurance policy liabilities increased $5 million or 4% to $128 million, in line with the growth in average net interest-bearing insurance policy liabilities.
Financing costs on our debt increased 7% to $21 million from $19 million for the same period in 2016. The additional interest expense resulted primarily from the issuance of our 6.125% Junior Subordinated Debt security in the second quarter of 2016 along with a term loan borrowing. More information concerning debt can be found in the Capital Resources section of this report.
Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Interest on funded debt	$18,348	$17,822	$526	3
Interest on term loan	512	—	512	—
Interest on short term debt	1,838	1,546	292	19
Other	1	1	—	—
Financing costs	$20,699	$19,369	$1,330	7

Investments (acquisitions), comparing the first three months of 2017 with the first three months of 2016. Torchmark’s investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.
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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017(1)	2016
Cost of acquisitions:
Corporate securities	$518,132	$278,713
Other	4,154	8,491
Total fixed maturity acquisitions	$522,286	$287,204

Effective annual yield(2)	4.92%	5.03%
Average life (in years, to next call)	22.2	25.6
Average life (in years, to maturity)	23.2	25.9
Average rating	BBB+	BBB+

(1) Total fixed maturity acquisitions include $61.0 million of unsettled trades.
(2) Tax-equivalent basis, where the yield on tax-exempt securities, is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
The increase in acquisitions in the first quarter of 2017 versus the first quarter of 2016 was primarily due to the timing of cash flows and an increase in the amount of cash available from bonds called during the period. Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.
Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2017 was as follows:
Invested Assets at March 31, 2017
(Dollar amounts in thousands)

	Amount	% of Total
Fixed maturities (at amortized cost)	$14,602,250	96
Policy loans	510,574	3
Other long-term investments (1)	53,237	—
Short-term investments	120,990	1
Total	$15,287,051	100
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

Fixed Maturities. The following table summarizes certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2017.

Fixed Maturities by Sector
At March 31, 2017
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$58,365	$2,603	$(4,285)	$56,683	$2,054,274	$257,547	$(9,848)	$2,301,973	14	14
Banks	41,545	482	(7,005)	35,022	719,882	77,303	(8,851)	788,334	5	5
Other financial	74,956	—	(18,481)	56,475	735,030	45,179	(22,572)	757,637	5	5
Total financial	174,866	3,085	(29,771)	148,180	3,509,186	380,029	(41,271)	3,847,944	24	24
Utilities
Electric	20,778	843	—	21,621	1,439,626	231,184	(8,222)	1,662,588	10	11
Gas and water	—	—	—	—	485,077	38,841	(1,866)	522,052	3	3
Total utilities	20,778	843	—	21,621	1,924,703	270,025	(10,088)	2,184,640	13	14
Industrial - Energy
Pipelines	45,387	959	(2,510)	43,836	857,093	76,156	(9,461)	923,788	6	6
Exploration and production	28,942	622	(701)	28,863	531,569	50,061	(6,754)	574,876	4	4
Oil field services	33,877	—	(1,891)	31,986	83,746	7,556	(1,891)	89,411	1	1
Refiner	—	—	—	—	62,952	11,209	—	74,161	—	—
Driller	54,622	328	(13,214)	41,736	54,622	328	(13,214)	41,736	—	—
Total energy	162,828	1,909	(18,316)	146,421	1,589,982	145,310	(31,320)	1,703,972	11	11
Industrial - Basic materials
Chemicals	—	—	—	—	524,054	33,406	(4,261)	553,199	4	3
Metals and mining	68,100	3,178	(809)	70,469	389,916	45,621	(911)	434,626	3	3
Forestry products and paper	—	—	—	—	112,574	11,622	(283)	123,913	1	1
Total basic materials	68,100	3,178	(809)	70,469	1,026,544	90,649	(5,455)	1,111,738	8	7
Industrial - Consumer, non-cyclical	—	—	—	—	1,696,944	115,916	(23,844)	1,789,016	11	11
Other industrials	80,239	4,815	(520)	84,534	1,324,248	126,244	(9,120)	1,441,372	9	9
Industrial - Transportation	26,557	—	(1,235)	25,322	536,238	61,127	(3,551)	593,814	4	4
Other corporate sectors	116,619	1,802	(5,662)	112,759	1,240,070	100,399	(17,648)	1,322,821	8	8
Total corporates	649,987	15,632	(56,313)	609,306	12,847,915	1,289,699	(142,297)	13,995,317	88	88
Other fixed maturities:
Government (U.S., municipal, and foreign)	551	—	(218)	333	1,588,657	123,256	(7,460)	1,704,453	11	11
Collateralized debt obligations	59,976	17,515	(9,648)	67,843	59,976	17,515	(9,648)	67,843	—	—
Other asset-backed securities	—	—	—	—	101,918	990	(361)	102,547	1	1
Mortgage-backed securities(1)	—	—	—	—	3,784	188	(1)	3,971	—	—
Total fixed maturities	$710,514	$33,147	$(66,179)	$677,482	$14,602,250	$1,431,648	$(159,767)	$15,874,131	100	100
(1) Includes GNMA's.

At March 31, 2017, fixed maturities had a fair value of $15.9 billion, compared with $15.2 billion at December 31, 2016. The net unrealized gain position in the fixed-maturity portfolio increased from $1.1 billion at December 31, 2016 to $1.3 billion at March 31, 2017. The March 31, 2017 net unrealized gain consisted of gross unrealized gains of $1.4 billion offset by $160 million of gross unrealized losses, compared with the December 31, 2016 net unrealized gain which consisted of a gross unrealized gain of $1.3 billion and a gross unrealized loss of $216 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% at both amortized cost and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. As shown in the chart above, the financial, utility, and energy sectors combined represented just under 50% of the portfolio at both amortized cost and fair value at March 31, 2017. The total fixed maturity portfolio consists of 596 issuers, of which 216 issuers were in the financial, utility, and energy sectors. The net unrealized gain of the fixed maturity portfolio increased $214 million from December 31, 2016.
An analysis of the fixed maturity portfolio at March 31, 2017 by a composite quality rating is shown in the table below. The composite quality rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above (It should be noted that the composite quality rating is not a Standard & Poor's credit rating. Standard and Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating.). Included in the chart below are private placement fixed maturity holdings of $599 million at amortized cost ($614 million at fair value). The ratings for these holdings were assigned by the third party managers of those securities.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	March 31, 2017
	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$667,046	5	$685,925	4
AA	1,286,737	9	1,430,764	9
A	3,850,832	26	4,403,347	28
BBB+	3,466,471	24	3,758,347	24
BBB	2,970,719	20	3,173,166	20
BBB-	1,649,931	11	1,745,100	11
Investment grade	13,891,736	95	15,196,649	96
Below investment grade:
BB	396,362	3	387,243	2
B	176,478	1	139,771	1
Below B	137,674	1	150,468	1
Below investment grade	710,514	5	677,482	4
	$14,602,250	100	$15,874,131	100
Of the $14.6 billion of fixed maturities at amortized cost as of March 31, 2017, $13.9 billion or 95% were investment grade with an average rating of A-. Below-investment-grade bonds were $711 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 18% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of March 31, 2017. Overall, the total portfolio was rated BBB+ based on amortized cost, the same as at the end of 2016.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first three months of 2017 is as follows:
Below-Investment-Grade Bonds
(Dollar amounts in thousands)

Balance as of December 31, 2016	$751,144
Downgrades by rating agencies	—
Upgrades by rating agencies	(38,989)
Disposals	(2,645)
Amortization and other	1,004
Balance as of March 31, 2017	$710,514

As noted earlier, our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment-grade issues are typically a result of ratings downgrades of existing holdings. Our investment portfolio does not contain counterparty risks as we are not a party to any derivatives contracts. We also do not participate in securities lending and we have no off-balance sheet investments.

Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	March 31, 2017	December 31, 2016	March 31, 2016
Average annual effective yield (1)	5.70%	5.74%	5.81%
Average life, in years, to:
Next call (2)	17.6	17.6	17.9
Maturity (2)	19.6	19.8	20.5
Effective duration to:
Next call (2)(3)	10.5	10.4	10.5
Maturity (2)(3)	11.3	11.3	11.5

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
Realized Gains and Losses, comparing the first three months of 2017 with the first three months of 2016. As discussed in Note 10—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017		2016
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Investment sales	$—	$—	$182	$—
Investments called or tendered	673	0.01	21	—
Other investments	(2,166)	(0.02)	(13)	—
Total	$(1,493)	$(0.01)	$190	$—

Financial Condition
Liquidity. Liquidity provides Torchmark with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is evidenced by positive cash flow, a portfolio of marketable investments, and our line of credit facility.
Insurance subsidiary liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. In addition to investment income, maturities and scheduled repayments in the investment portfolio are sources of cash. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the parent company, subject to regulatory restriction. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the leading source of the excess cash is investment income, due to our high underwriting margins and effective expense control, a significant portion of the excess cash also comes from underwriting income.
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first three months of 2017, the Parent Company received $64 million of cash dividends from subsidiaries, compared with $96 million in 2016. The decrease in cash dividends received from subsidiaries was primarily due to timing of dividend payments. For the full year 2017, cash dividends from subsidiaries are expected to total approximately $455 million.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, and a credit facility. At March 31, 2017, the Parent Company had $101 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Credit Facility. We have a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. We may request the extension, however it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which we may issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest on the commercial paper program is charged at variable rates. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of March 31, 2017, we were in full compliance with those covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt.
The following table presents certain information about our commercial paper borrowings.
Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2017	December 31, 2016	March 31, 2016
Balance of commercial paper at end of period (par value)	$324,912	$262,850	$307,576
Annualized interest rate	1.15%	0.96%	0.80%
Letters of credit outstanding	$177,000	$177,000	$177,000
Remaining amount available under credit line	248,088	310,150	265,424

	Three Months Ended March 31,
	2017	2016
Average balance of commercial paper outstanding during period (par value)	$347,875	$344,788
Daily-weighted average interest rate (annualized)	1.06%	0.73%
Maximum daily amount outstanding during period (par value)	$417,166	$412,676
Our balance of commercial paper outstanding at March 31, 2017 was $325 million compared with $263 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the three month periods ended March 31, 2017 and 2016.
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
Consolidated liquidity. Consolidated net cash inflows from operations were $461 million in the first three months of 2017, compared with $341 million in the same period of 2016. The increase is primarily attributable to timing of cash disbursements and fluctuations in amounts recorded in other liabilities. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities available for sale in the amount of $109 million during the 2017 period. As previously noted under the caption Credit Facility, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short-term investments were $183 million at March 31, 2017, compared with $148 million at December 31, 2016. In addition to these liquid assets, the entire $15.9 billion (fair value at March 31, 2017) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
Capital Resources. Management targets an aggregate capital ratio for its insurance subsidiaries of approximately 325% of Company action level regulatory capital under Risk-Based Capital (RBC), a formula designed by insurance regulatory authorities to monitor the adequacy of capital. The 325% target is considered sufficient for the subsidiaries because of their strong reliable cash flows, the relatively low risk of their product mix, and because that ratio is in line with rating agency expectations for Torchmark. At December 31, 2016, our insurance subsidiaries had an aggregate RBC ratio of approximately 324%. Should we experience impairments and/or ratings downgrades within our fixed maturity portfolio in the future, the ratio could fall below targeted levels. In such a case, management believes more than sufficient liquidity exists at the Parent Company to make additional contributions as necessary to maintain the targeted ratio.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above, current maturities of the term loan, and current maturities of funded debt), long-term debt (comprised of long-term maturities of funded debt and long term maturities of the term loan), and shareholders’ equity.
The outstanding long-term debt at book value was $1.1 billion at March 31, 2017 and December 31, 2016. An analysis of debt issues outstanding is as follows at March 31, 2017.
Selected Information about Debt Issues
at March 31, 2017
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Notes	2023	7.875%		$165,612	$164,141	$198,154
Senior Notes	2019	9.250%		292,647	291,536	336,826
Senior Notes(1)	2022	3.800%		150,000	148,260	154,303
Junior Subordinated Debentures	2052	5.875%		125,000	120,937	126,700
Junior Subordinated Debentures	2036	4.431%	(2)	20,000	20,000	20,000
Junior Subordinated Debentures	2056	6.125%		300,000	290,417	310,800
Term loan(3)	2021	2.031%	(4)	100,000	100,000	100,000
				1,153,259	1,135,291	1,246,783
Less current maturity of term loan(3)				2,500	2,500	2,500
Total long-term debt				1,150,759	1,132,791	1,244,283

Current maturity of term loan(3)				2,500	2,500	2,500
Commercial paper				324,912	324,519	324,519
Total short term debt				327,412	327,019	327,019

Total debt				$1,478,171	$1,459,810	$1,571,302

(1) An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2) Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
(3) The current amount of the term loan due of $2.5 million is classified as short term debt.
(4) Interest paid at 1 month LIBOR plus 125 basis points, resets each month.

On April 5, 2016, Torchmark completed the issuance and sale of $300 million aggregate principal amount of Torchmark’s 6.125% Junior Subordinated Debentures due 2056. The debentures were sold pursuant to Torchmark’s shelf registration statement on Form S-3, filed September 25, 2015. The net proceeds from the sale of the debentures were $290 million, after giving effect to the underwriting discount and estimated expenses of the offering of the debentures. Torchmark used the net proceeds from the offering of the debentures primarily to repay the $250 million outstanding principal amount plus accrued interest of $8 million on its 6.375% Senior Notes that were due June 15, 2016.
As previously noted under the caption Results of Operations in this report, we acquired 1.1 million of our outstanding common shares under our share repurchase program during the first three months of 2017. These shares were acquired at a cost of $82 million (average of $76.18 per share), compared with purchases of 1.5 million shares at a cost of $80 million (average of $53.26 per share) in the first three months of 2016.
On February 28, 2017, the Company announced that it had declared a quarterly dividend of $0.15 per share. This dividend was paid on May 1, 2017.
Shareholders’ equity was $4.7 billion at March 31, 2017. This compares with $4.6 billion at December 31, 2016 and $4.4 billion at March 31, 2016. During the three months since December 31, 2016, shareholders’ equity was increased by $139 million of after-tax unrealized gains in the fixed-maturity portfolio, as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $134 million. Share purchases of $82 million noted above during the period reduced shareholders’ equity.
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
The following table presents selected data related to capital resources. Additionally, the table presents the effect of the GAAP requirement to revalue our fixed maturity assets on relevant items so that investors and other financial statement users may determine its impact on our capital structure.
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	March 31, 2017		December 31, 2016		March 31, 2016
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$15,874,131	$1,271,881	$15,245,861	$1,057,811	$14,459,605	$970,113
Deferred acquisition costs (2)	3,821,718	(11,051)	3,783,158	(10,281)	3,656,449	(10,638)
Total assets	22,086,976	1,260,830	21,436,087	1,047,530	20,621,021	959,475
Short-term debt	327,019	—	264,475	—	557,163	—
Long-term debt	1,132,791	—	1,133,165	—	743,953	—
Shareholders' equity	4,744,827	819,539	4,566,861	680,894	4,391,743	623,659

Book value per diluted share	39.61	6.84	37.76	5.63	35.72	5.07
Debt to capitalization (3)	23.5%	(3.6)%	23.4%	(3.1)%	22.9%	(2.8)%

Diluted shares outstanding	119,788		120,958		122,954
Actual shares outstanding	117,267		118,031		121,093

(1) Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2) Includes the value of insurance purchased.
(3) Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.3 times in the first three month of 2017, compared with 11.1 times in the 2016 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

1)
Economic and other conditions leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Torchmark’s assumptions;

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

6)	Changes in pricing competition;

7)	Litigation results;

8)	Levels of administrative and operational efficiencies that differ from our assumptions;

9)	The ability to obtain timely and appropriate premium rate increases for health insurance policies from our regulators;

10)	The customer response to new products and marketing initiatives; and

11)	Reported amounts in the financial statements which are based on management’s estimates and judgments which may differ from the actual amounts ultimately realized;

12)	Compromise by a malicious actor or other event that causes a loss of secure data from, or inaccessibility to, our computer and other information technology systems.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2017.
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
As of the end of the fiscal quarter completed March 31, 2017, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
As of the date of this Form 10-Q for the quarter ended March 31, 2017, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Item 1A. Risk Factors
Torchmark had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)    Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	330,754	$73.96	330,754
February 1-28, 2017	378,423	75.40	378,423
March 1-31, 2017	780,746	77.77	780,746
At its August 4, 2016 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended March 31, 2017

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 8, 2017	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: May 8, 2017	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: May 8, 2017	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer