Form 10-Q
period 2017-06-30
TORCHMARK CORP
filed 2017-08-08
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 31, 2017
Common Stock, $1.00 Par Value	116,320,319

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	June 30, 2017	December 31, 2016
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2017—$14,651,551; 2016—$14,188,050)	$16,318,286	$15,245,861
Policy loans	516,064	507,975
Other long-term investments	55,532	53,852
Short-term investments	94,387	72,040
Total investments	16,984,269	15,879,728
Cash	97,652	76,163
Accrued investment income	228,347	223,148
Other receivables	380,028	384,454
Deferred acquisition costs	3,862,418	3,783,158
Goodwill	441,591	441,591
Other assets	515,012	520,313
Assets related to discontinued operations	68,623	127,532
Total assets	$22,577,940	$21,436,087
Liabilities:
Future policy benefits	$13,127,651	$12,825,837
Unearned and advance premiums	69,106	64,017
Policy claims and other benefits payable	307,384	299,565
Other policyholders' funds	97,237	96,993
Total policy liabilities	13,601,378	13,286,412
Current and deferred income taxes payable	2,009,825	1,743,990
Other liabilities	436,105	413,760
Short-term debt	306,271	264,475
Long-term debt (estimated fair value: 2017—$1,250,875; 2016—$1,233,019)	1,131,796	1,133,165
Liabilities related to discontinued operations	39,149	27,424
Total liabilities	17,524,524	16,869,226
Commitments and Contingencies (Note 6)
Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2017 and 2016	—	—
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2017—127,218,183 issued, less 10,959,454 held in treasury and 2016—127,218,183 issued, less 9,187,075 held in treasury)	127,218	127,218
Additional paid-in capital	500,123	490,421
Accumulated other comprehensive income	984,560	577,574
Retained earnings	4,112,757	3,890,798
Treasury stock, at cost	(671,242)	(519,150)
Total shareholders’ equity	5,053,416	4,566,861
Total liabilities and shareholders’ equity	$22,577,940	$21,436,087

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Life premium	$573,836	$548,590	$1,149,673	$1,092,741
Health premium	242,775	237,252	487,566	472,949
Other premium	3	13	6	25
Total premium	816,614	785,855	1,637,245	1,565,715
Net investment income	212,776	201,642	421,058	398,695
Realized investment gains (losses)	(705)	4,005	(6,453)	4,298
Other income	393	382	809	803
Total revenue	1,029,078	991,884	2,052,659	1,969,511

Benefits and expenses:
Life policyholder benefits	390,859	369,342	781,938	732,202
Health policyholder benefits	156,579	153,261	314,330	306,036
Other policyholder benefits	8,977	8,882	17,923	18,220
Total policyholder benefits	556,415	531,485	1,114,191	1,056,458
Amortization of deferred acquisition costs	122,121	117,245	248,029	236,051
Commissions, premium taxes, and non-deferred acquisition costs	65,032	62,854	130,148	124,456
Other operating expense	62,428	57,846	124,769	115,275
Interest expense	21,156	23,110	41,855	42,479
Total benefits and expenses	827,152	792,540	1,658,992	1,574,719

Income before income taxes	201,926	199,344	393,667	394,792
Income taxes	(61,563)	(60,050)	(116,126)	(121,924)
Income from continuing operations	140,363	139,294	277,541	272,868

Income (loss) from discontinued operations, net of tax	(90)	(865)	(3,727)	(10,406)
Net income	$140,273	$138,429	$273,814	$262,462

Basic net income (loss) per common share:
Continuing operations	$1.20	$1.16	$2.37	$2.26
Discontinued operations	—	(0.01)	(0.03)	(0.09)
Total basic net income per common share	$1.20	$1.15	$2.34	$2.17

Diluted net income (loss) per common share:
Continuing operations	$1.18	$1.13	$2.32	$2.22
Discontinued operations	—	—	(0.03)	(0.09)
Total diluted net income per common share	$1.18	$1.13	$2.29	$2.13

Dividends declared per common share	$0.15	$0.14	$0.30	$0.28

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$140,273	$138,429	$273,814	$262,462

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	394,004	695,984	609,531	1,161,141
Reclassification adjustment for (gains) losses on securities included in net income	681	(3,983)	(354)	(4,296)
Reclassification adjustment for amortization of (discount) and premium	(61)	(1,204)	(498)	(2,568)
Foreign exchange adjustment on securities recorded at fair value	230	593	245	1,048
Unrealized gains (losses) on securities	394,854	691,390	608,924	1,155,325
Unrealized gains (losses) on other investments	2,075	1,225	3,071	1,883
Total unrealized investment gains (losses)	396,929	692,615	611,995	1,157,208
Less applicable tax (expense) benefit	(138,931)	(242,401)	(214,254)	(404,990)
Unrealized investment gains (losses), net of tax	257,998	450,214	397,741	752,218

Unrealized gains (losses) attributable to deferred acquisition costs	(727)	(2,681)	(1,497)	(5,450)
Less applicable tax (expense) benefit	254	938	524	1,907
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(473)	(1,743)	(973)	(3,543)

Foreign exchange translation adjustments, other than securities	3,302	5,382	7,516	7,142
Less applicable tax (expense) benefit	(1,153)	(1,898)	(1,581)	(2,438)
Foreign exchange translation adjustments, other than securities, net of tax	2,149	3,484	5,935	4,704

Pension adjustments:
Amortization of pension costs	3,109	2,551	6,218	5,103
Experience gain (loss)	—	105	371	791
Pension adjustments	3,109	2,656	6,589	5,894
Less applicable tax (expense) benefit	(1,088)	(929)	(2,306)	(2,063)
Pension adjustments, net of tax	2,021	1,727	4,283	3,831

Other comprehensive income (loss)	261,695	453,682	406,986	757,210
Comprehensive income (loss)	$401,968	$592,111	$680,800	$1,019,672

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2016	$—	$130,218	$482,284	$231,947	$3,614,369	$(403,266)	$4,055,552
Comprehensive income (loss)				757,210	262,462		1,019,672
Common dividends declared ($0.28 per share)					(33,766)		(33,766)
Acquisition of treasury stock						(202,975)	(202,975)
Stock-based compensation			7,442		(2,224)	8,771	13,989
Exercise of stock options					(23,175)	48,461	25,286
Balance at June 30, 2016	$—	$130,218	$489,726	$989,157	$3,817,666	$(549,009)	$4,877,758

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2017	$—	$127,218	$490,421	$577,574	$3,890,798	$(519,150)	$4,566,861
Comprehensive income (loss)				406,986	273,814		680,800
Common dividends declared ($0.30 per share)					(35,005)		(35,005)
Acquisition of treasury stock						(203,756)	(203,756)
Stock-based compensation			9,702		(606)	7,450	16,546
Exercise of stock options					(16,244)	44,214	27,970
Balance at June 30, 2017	$—	$127,218	$500,123	$984,560	$4,112,757	$(671,242)	$5,053,416

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash provided from operating activities	$739,056	$604,935

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	—	51,299
Fixed maturities available for sale—matured, called, and repaid	216,170	92,475
Other long-term investments	3,046	1,394
Total long-term investments sold or matured	219,216	145,168
Acquisition of investments:
Fixed maturities—available for sale	(676,648)	(651,267)
Other long-term investments	(1,775)	(21,762)
Total investments acquired	(678,423)	(673,029)
Net increase in policy loans	(8,089)	(9,093)
Net (increase) decrease in short-term investments	(22,347)	6,185
Net change in payable or receivable for securities	—	(711)
Additions to property and equipment	(8,080)	(6,740)
Sale of other assets	18	—
Investment in low-income housing interests	(8,875)	(9,260)
Cash provided from (used for) investing activities	(506,580)	(547,480)

Cash provided from (used for) financing activities:
Issuance of common stock	27,970	25,286
Cash dividends paid to shareholders	(34,093)	(33,478)
Proceeds from issuance of debt	—	400,000
Payment for debt issuance costs	—	(9,638)
Repayment of debt	(625)	(250,000)
Net borrowing (repayment) of commercial paper	40,546	45,010
Acquisition of treasury stock	(203,756)	(202,975)
Net receipts (payments) from deposit-type product	(44,294)	(38,193)
Cash provided from (used for) financing activities	(214,252)	(63,988)

Effect of foreign exchange rate changes on cash	3,265	(5,172)
Net increase (decrease) in cash	21,489	(11,705)
Cash at beginning of year	76,163	61,383
Cash at end of period	$97,652	$49,678

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies
Basis of Presentation: The accompanying condensed consolidated financial statements of Torchmark Corporation (Torchmark or alternatively, the Company) have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2017, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2017 and 2016. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 27, 2017.
Note 2—New Accounting Standards
Accounting Pronouncements Not Yet Adopted
ASU 2016-01: In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily revises the classification and measurement of certain equity investments such that they will be measured at fair value through net income. Additionally, it eliminates the cost method for partnerships and joint ventures and requires these types of investments to be accounted for under the fair value through net income method or equity method. Lastly, the guidance will require certain disclosures associated with fair value of financial instruments. This standard will become effective for the Company beginning January 1, 2018. The Company does not expect the adoption to have a significant impact on the financial statements as we have limited ownership in equity investments and partnerships, representing less than 1% of total invested assets.
ASU 2016-02: In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires all lessees to report a right-of-use asset and a lease liability for leases with a term life greater than 12 months. Operating and financing leases will be recognized on the balance sheet going forward. Additional qualitative and quantitative disclosures will be required. This standard will become effective for the Company beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on the financial statements. Refer to the 2016 form 10-K Note 15—Commitments and Contingencies for consideration of the noncancellable operating lease commitments. The Company does not have any lessor commitments.
ASU 2016-13: In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments as well as to change the loss impairment methodology for available-for-sale debt securities. This standard will become effective on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition. The Company does not expect the adoption to have a significant impact on the financial statements as we have limited credit losses with respect to our available-for-sale portfolio.
ASU 2016-15: In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to provide uniformity in the classification of cash receipts and payments recorded in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, and proceeds from the settlement of insurance claims. This standard will become effective on January 1, 2018. This adoption will not have a significant impact on the financial statements.
ASU 2016-16: In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This guidance was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory by allowing the immediate recognition of the current and deferred income tax effects. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. This new guidance should

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 2—New Accounting Standards (continued)

be applied on a modified retrospective approach and will become effective on January 1, 2018. This adoption will not have a significant impact on the financial statements.
ASU 2017-04: In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance was issued to simplify the subsequent measurement of goodwill through the elimination of Step 2 from the goodwill impairment test. It will become effective on January 1, 2020 and should be applied on a prospective basis. This adoption will not have a significant impact on the financial statements.
ASU 2017-07: In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance was issued to simplify the reporting of pension costs by disaggregating the service-cost component from the other components of net benefit costs and reporting it separately on the income statement. The service-cost component is the only component of net benefit cost that will be eligible for capitalization. The guidance will become effective on January 1, 2018 with a retrospective transition method for separation of net benefit costs and a prospective transition method for the capitalization of service costs. The Company does not expect the adoption to have a significant impact on the financial statements as the change in pension capitalization should be less than 1% of Total Benefits and Expenses for the year.
ASU 2017-08: In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance was issued to shorten the amortization period for certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. It will become effective on January 1, 2019 with early adoption permitted, including during interim periods. The adoption is to be applied on a modified retrospective basis through an adjustment to retained earnings. This adoption will not have a significant impact on the financial statements.
ASU 2017-09: In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance was issued to provide clarity and guidance regarding changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting. It will become effective on January 1, 2018 with early adoption permitted, including adoption in any interim periods. The Company does not expect the adoption to have a significant impact on the financial statements as modifications to stock compensation are infrequent.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2017 and 2016.

Components of Accumulated Other Comprehensive Income

	Three Months Ended June 30, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2017	$832,057	$(7,182)	$8,753	$(110,763)	$722,865
Other comprehensive income (loss) before reclassifications, net of tax	257,595	(473)	2,149	—	259,271
Reclassifications, net of tax	403	—	—	2,021	2,424
Other comprehensive income (loss)	257,998	(473)	2,149	2,021	261,695
Balance at June 30, 2017	$1,090,055	$(7,655)	$10,902	$(108,742)	$984,560

	Three Months Ended June 30, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2016	$634,337	$(6,915)	$4,847	$(96,794)	$535,475
Other comprehensive income (loss) before reclassifications, net of tax	453,586	(1,743)	3,484	69	455,396
Reclassifications, net of tax	(3,372)	—	—	1,658	(1,714)
Other comprehensive income (loss)	450,214	(1,743)	3,484	1,727	453,682
Balance at June 30, 2016	$1,084,551	$(8,658)	$8,331	$(95,067)	$989,157

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except, per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Components of Accumulated Other Comprehensive Income

	Six Months Ended June 30, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2017	$692,314	$(6,682)	$4,967	$(113,025)	$577,574
Other comprehensive income (loss) before reclassifications, net of tax	398,295	(973)	5,935	241	403,498
Reclassifications, net of tax	(554)	—	—	4,042	3,488
Other comprehensive income (loss)	397,741	(973)	5,935	4,283	406,986
Balance at June 30, 2017	$1,090,055	$(7,655)	$10,902	$(108,742)	$984,560

	Six Months Ended June 30, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2016	$332,333	$(5,115)	$3,627	$(98,898)	$231,947
Other comprehensive income (loss) before reclassifications, net of tax	756,680	(3,543)	4,704	514	758,355
Reclassifications, net of tax	(4,462)	—	—	3,317	(1,145)
Other comprehensive income (loss)	752,218	(3,543)	4,704	3,831	757,210
Balance at June 30, 2016	$1,084,551	$(8,658)	$8,331	$(95,067)	$989,157

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2017 and 2016.
Reclassification Adjustments

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statement of Operations
	2017	2016	2017	2016
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$681	$(3,983)	$(354)	$(4,296)	Realized gains (losses)
Amortization of (discount) premium	(61)	(1,204)	(498)	(2,568)	Net investment income
Total before tax	620	(5,187)	(852)	(6,864)
Tax	(217)	1,815	298	2,402	Income taxes
Total after tax	403	(3,372)	(554)	(4,462)
Pension adjustments:
Amortization of prior service cost	119	120	238	240	Other operating expenses
Amortization of actuarial gain (loss)	2,990	2,431	5,980	4,863	Other operating expenses
Total before tax	3,109	2,551	6,218	5,103
Tax	(1,088)	(893)	(2,176)	(1,786)	Income taxes
Total after tax	2,021	1,658	4,042	3,317
Total reclassifications (after tax)	$2,424	$(1,714)	$3,488	$(1,145)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments
Portfolio Composition:
A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at June 30, 2017 is as follows:
Portfolio Composition as of June 30, 2017

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$387,331	$8,552	$(1,696)	$394,187	2
States, municipalities, and political subdivisions	1,182,708	128,175	(185)	1,310,698	8
Foreign governments	20,720	1,592	—	22,312	—
Corporates, by sector:
Financial	3,152,297	413,004	(25,309)	3,539,992	22
Utilities	1,909,247	314,825	(3,351)	2,220,721	14
Energy	1,589,769	170,566	(35,952)	1,724,383	11
Other corporate sectors	5,847,507	651,703	(20,017)	6,479,193	40
Total corporates	12,498,820	1,550,098	(84,629)	13,964,289	87
Collateralized debt obligations	59,871	16,677	(10,303)	66,245	—
Other asset-backed securities	126,019	3,607	(15)	129,611	1
Redeemable preferred stocks, by sector:
Financial	347,505	59,206	(5,849)	400,862	2
Utilities	28,577	1,725	(220)	30,082	—
Total redeemable preferred stocks	376,082	60,931	(6,069)	430,944	2
Total fixed maturities	$14,651,551	$1,769,632	$(102,897)	$16,318,286	100
(1) Amounts reported on the balance sheet.
(2) At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2017 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	June 30, 2017
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$143,830	$148,150
Due after one year through five years	578,037	622,103
Due after five years through ten years	1,434,971	1,597,721
Due after ten years through twenty years	4,363,391	5,019,819
Due after twenty years	7,944,279	8,733,397
Mortgage-backed and asset-backed securities	187,043	197,096
	$14,651,551	$16,318,286

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Selected information about sales of fixed maturities available for sale is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$36,968	$—	$51,299
Gross realized gains	—	3,061	—	3,556
Gross realized losses	—	—	—	(214)

Fair Value Measurements:
The following table represents the fair value of fixed maturities available for sale measured on a recurring basis.

Fair Value Measurements at June 30, 2017 using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$394,187	$—	$394,187
States, municipalities, and political subdivisions	—	1,310,698	—	1,310,698
Foreign governments	—	22,312	—	22,312
Corporates, by sector:
Financial	—	3,477,619	62,373	3,539,992
Utilities	—	2,065,431	155,290	2,220,721
Energy	—	1,683,064	41,319	1,724,383
Other corporate sectors	—	6,151,889	327,304	6,479,193
Total corporates	—	13,378,003	586,286	13,964,289
Collateralized debt obligations	—	—	66,245	66,245
Other asset-backed securities	—	115,458	14,153	129,611
Redeemable preferred stocks, by sector:
Financial	—	400,862	—	400,862
Utilities	—	30,082	—	30,082
Total redeemable preferred stocks	—	430,944	—	430,944
Total fixed maturities	$—	$15,651,602	$666,684	$16,318,286
Percent of total	—%	95.9%	4.1%	100.0%

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Six Months Ended June 30, 2017
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2017	$—	$63,503	$559,600	$623,103
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	261	3,597	11,637	15,495
Acquisitions	14,000	—	21,666	35,666
Sales	—	—	—	—
Amortization	—	2,481	8	2,489
Other(2)	(108)	(3,336)	(6,625)	(10,069)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at June 30, 2017	$14,153	$66,245	$586,286	$666,684
Percent of total fixed maturities	0.1%	0.4%	3.6%	4.1%

	Six Months Ended June 30, 2016
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2016	$—	$70,382	$530,806	$601,188
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	—	(4,831)	24,291	19,460
Acquisitions	—	—	15,800	15,800
Sales	—	—	—	—
Amortization	—	2,639	8	2,647
Other(2)	—	(4,127)	(1,740)	(5,867)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at June 30, 2016	$—	$64,063	$569,165	$633,228
Percent of total fixed maturities	—%	0.4%	3.7%	4.1%
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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Other-Than-Temporary Impairments:

In accordance with the other-than-temporary impairment (OTTI) policy, the Company evaluated its fixed maturities available for sale in an unrealized loss position to determine if there was any impairment for the quarter. Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in the interest rates or credit spreads. While the Company holds securities that may be in an unrealized loss position from time to time, Torchmark has the ability and intent to hold these investments to recovery, and does not expect to be required to sell any of its securities due to the strong cash flows generated by its insurance operations.

For the six months ended June 30, 2017, the Company recorded $245 thousand ($159 thousand, net of tax) in OTTI. For the comparable period in 2016, the Company concluded that there were no other-than-temporary impairments.

Unrealized Loss Analysis:

The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of June 30, 2017	164	76	240
As of December 31, 2016	407	94	501

Torchmark’s entire fixed maturity portfolio consisted of 1,516 issues at June 30, 2017 and 1,565 issues at December 31, 2016. The weighted average quality rating of all unrealized loss positions as of June 30, 2017 was BBB.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale at June 30, 2017 for the period of time in a loss position. Torchmark considers these investments to be only temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At June 30, 2017

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment grade securities:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$114,030	$(1,194)	$1,501	$(502)	$115,531	$(1,696)
States, municipalities and political subdivisions	13,502	(155)	666	(30)	14,168	(185)
Foreign governments	—	—	—	—	—	—

Corporates, by sector:
Financial	123,632	(3,735)	47,847	(1,157)	171,479	(4,892)
Utilities	120,890	(2,481)	17,710	(870)	138,600	(3,351)
Energy	36,740	(486)	137,991	(9,595)	174,731	(10,081)
Other corporate sectors	437,568	(11,357)	69,796	(2,624)	507,364	(13,981)
Total corporates	718,830	(18,059)	273,344	(14,246)	992,174	(32,305)
Other asset-backed securities	9,927	(15)	—	—	9,927	(15)
Redeemable preferred stocks, by sector:
Financial	—	—	—	—	—	—
Utilities	5,855	(220)	—	—	5,855	(220)
Total redeemable preferred stocks	5,855	(220)	—	—	5,855	(220)
Total investment grade securities	862,144	(19,643)	275,511	(14,778)	1,137,655	(34,421)
Below investment grade securities:
Bonds:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	—	—	85,338	(20,417)	85,338	(20,417)
Energy	20,173	(185)	81,387	(25,686)	101,560	(25,871)
Other corporate sectors	—	—	56,134	(6,036)	56,134	(6,036)
Total corporates	20,173	(185)	222,859	(52,139)	243,032	(52,324)
Collateralized debt obligations	—	—	9,697	(10,303)	9,697	(10,303)
Redeemable preferred stocks, by sector:
Financial	—	—	21,269	(5,849)	21,269	(5,849)
Total redeemable preferred stocks	—	—	21,269	(5,849)	21,269	(5,849)
Total below investment grade securities	20,173	(185)	253,825	(68,291)	273,998	(68,476)
Total fixed maturities	$882,317	$(19,828)	$529,336	$(83,069)	$1,411,653	$(102,897)

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

The sale resulted in a net gain of $1.8 million ($1.2 million net of tax) in 2016. The operating results from discontinued operations are reflected in income for the six months ended June 30, 2017. The remaining assets and liabilities reflected on the Torchmark balance sheet related to discontinued operations are receivables and payables associated with the 2016 and prior plan years that are expected to be settled in the ordinary course of business during 2017 and 2018.

The net assets related to discontinued operations at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Assets:
Due premiums	$3,945	$8,840
Other receivables(1)	64,678	118,692
Total assets related to discontinued operations	68,623	127,532

Liabilities:
Risk sharing payable	9,126	8,374
Current and deferred income taxes payable	1,910	3,820
Other(2)	28,113	15,230
Total liabilities related to discontinued operations	39,149	27,424

Net assets	$29,474	$100,108
(1) At June 30, 2017, other receivables included $65 million from the Centers for Medicare and Medicaid Services (CMS). At December 31, 2016, other receivables included $50 million from the Centers for Medicare and Medicaid Services (CMS) and $69 million from drug manufacturer rebates.
(2) At June 30, 2017, the balance included $25.6 million due to CMS. At December 31, 2016, the balance included a $3.6 million contingent purchase price reserve.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 5—Discontinued Operations (continued)

Income from discontinued operations for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Health premium	$(71)	$56,774	$(295)	$111,473

Benefits and expenses:
Health policyholder benefits	(252)	51,871	3,932	113,352
Amortization of deferred acquisition costs	—	932	—	1,940
Commissions, premium taxes, and non-deferred acquisition expenses	154	3,792	730	8,901
Other operating expense	166	1,510	777	3,290
Total benefits and expenses	68	58,105	5,439	127,483

Income (loss) before income taxes for discontinued operations	(139)	(1,331)	(5,734)	(16,010)
Income tax benefit (expense)	49	466	2,007	5,604
Income (loss) from discontinued operations	$(90)	$(865)	$(3,727)	$(10,406)

Operating cash flows of the discontinued operations for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Net cash provided from (used for) discontinued operations	$66,907	$60,995

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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$143,128	$137,120
Incurred related to:
Current year	264,648	258,640
Prior years	(8,364)	(3,789)
Total incurred	256,284	254,851
Paid related to:
Current year	164,271	160,740
Prior years	94,676	94,284
Total paid	258,947	255,024
Balance at end of period	$140,465	$136,947

Below is the reconciliation of the liability for "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	June 30, 2017	December 31, 2016
Policy claims and other benefits payable:
Short-duration contracts	$21,869	$26,721
Insurance lines other than short duration—health	118,596	116,407
Insurance lines other than short duration—life	166,919	156,437
Total policy claims and other benefits payable	$307,384	$299,565

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

As of June 30, 2017
Accident Year	Total of incurred-but-not-reported liabilities plus expected development on reported claims
2013	$—
2014	3
2015	93
2016	2,266
2017	19,507
Total	$21,869

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefit Plans
The following tables present a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$4,484	$3,894	$—	$—
Interest cost	5,551	5,432	250	212
Expected return on assets	(5,898)	(5,782)	—	—
Amortization:
Prior service cost	119	120	—	—
Actuarial (gain) loss	2,952	2,423	38	8
Direct recognition of expense	—	—	116	20
Net periodic benefit cost	$7,208	$6,087	$404	$240

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$8,971	$7,788	$—	$—
Interest cost	11,101	10,864	500	424
Expected return on assets	(11,797)	(11,564)	—	—
Amortization:
Prior service cost	238	240	—	—
Actuarial (gain)/loss	5,903	4,847	77	16
Direct recognition of expense	—	—	212	54
Net periodic benefit cost	$14,416	$12,175	$789	$494

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits (continued)

The following table presents assets at fair value for the defined-benefit pension plans at June 30, 2017 and the prior-year end.
Pension Assets by Component

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
Corporate bonds	$158,227	45	$160,036	49
Exchange traded fund(1)	147,357	42	134,771	41
Other bonds	261	—	258	—
Guaranteed annuity contract(2)	19,254	5	18,997	6
Short-term investments	24,673	7	7,391	2
Other	5,281	1	7,418	2
Total	$355,053	100	$328,871	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

The following table presents liabilities for the defined-benefit pension plans at June 30, 2017 and the prior-year end.
Pension Liability

	June 30, 2017	December 31, 2016
Funded defined benefit pension	$469,357	$449,613
SERP(1) (Active)	76,377	74,687
SERP(1) (Closed)	2,845	3,222
Pension Benefit Obligation	$548,579	$527,522

(1)	Supplemental executive retirement plan (SERP)
During the six months ended June 30, 2017, the Company made $12 million in cash contributions to the qualified pension plans. Torchmark expects to make total cash contributions to these plans during 2017 in an amount not to exceed $20 million.
With respect to the Company’s active nonqualified noncontributory SERP, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to provide for a portion of the Company’s obligations under the plan. These policies along with investments deposited with an unaffiliated trustee were previously placed in a Rabbi Trust to provide for the payment of the plan obligations. At June 30, 2017, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $91 million, compared with $86 million at year end 2016. Since this plan is nonqualified and therefore is treated as unfunded, the values of the insurance policies and investments are recorded as Other assets in the Condensed Consolidated Balance Sheets and are not included in the chart of plan assets above.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 9—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	116,646,669	120,479,938	117,205,467	120,980,372
Weighted average dilutive options outstanding	2,449,882	2,267,910	2,554,158	2,055,407
Diluted weighted average shares outstanding	119,096,551	122,747,848	119,759,625	123,035,779
Antidilutive shares	1,444,280	—	1,037,328	18,158

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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2017
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$573,836	$242,775	$3					$816,614
Net investment income				$212,776				212,776
Other income					$427	$(34)	(2)	393
Total revenue	573,836	242,775	3	212,776	427	(34)		1,029,783
Expenses:
Policy benefits	388,765	156,579	8,977			2,094	(3)	556,415
Required interest on reserves	(150,652)	(19,267)	(12,394)	182,313				—
Required interest on DAC	46,213	5,840	174	(52,227)				—
Amortization of acquisition costs	98,473	23,016	632					122,121
Commissions, premium taxes, and non-deferred acquisition costs	43,708	21,351	7			(34)	(2)	65,032
Insurance administrative expense (1)					51,412			51,412
Parent expense					2,665			2,665
Stock compensation expense					8,351			8,351
Interest expense				21,156				21,156
Total expenses	426,507	187,519	(2,604)	151,242	62,428	2,060		827,152
Subtotal	147,329	55,256	2,607	61,534	(62,001)	(2,094)		202,631
Non-operating items						2,094	(3)	2,094
Measure of segment profitability (pretax)	$147,329	$55,256	$2,607	$61,534	$(62,001)	$—		204,725
Deduct applicable income taxes								(62,543)
Segment profits after tax								142,182
Add back income taxes applicable to segment profitability								62,543
Add (deduct) realized investment gains (losses)								(705)
Add (deduct) administrative settlements (3)								(2,094)
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$201,926

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Administrative settlements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Three Months Ended June 30, 2016
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$548,590	$237,252	$13					$785,855
Net investment income				$201,642				201,642
Other income					$422	$(40)	(2)	382
Total revenue	548,590	237,252	13	201,642	422	(40)		987,879
Expenses:
Policy benefits	369,342	153,261	8,882					531,485
Required interest on reserves	(143,625)	(18,251)	(12,506)	174,382				—
Required interest on DAC	44,476	5,766	205	(50,447)				—
Amortization of acquisition costs	93,663	22,102	1,480					117,245
Commissions, premium taxes, and non-deferred acquisition costs	41,130	21,753	11			(40)	(2)	62,854
Insurance administrative expense (1)					48,413			48,413
Parent expense					2,379			2,379
Stock compensation expense					7,054			7,054
Interest expense				23,110				23,110
Total expenses	404,986	184,631	(1,928)	147,045	57,846	(40)		792,540
Subtotal	143,604	52,621	1,941	54,597	(57,424)	—		195,339
Non-operating items						—		—
Measure of segment profitability (pretax)	$143,604	$52,621	$1,941	$54,597	$(57,424)	$—		195,339
Deduct applicable income taxes								(58,649)
Segment profits after tax								136,690
Add back income taxes applicable to segment profitability								58,649
Add (deduct) realized investment gains (losses)								4,005
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$199,344

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Six Months Ended June 30, 2017
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,149,673	$487,566	$6					$1,637,245
Net investment income				$421,058				421,058
Other income					$878	$(69)	(2)	809
Total revenue	1,149,673	487,566	6	421,058	878	(69)		2,059,112
Expenses:
Policy benefits	779,844	314,330	17,923			2,094	(3)	1,114,191
Required interest on reserves	(299,477)	(38,242)	(24,812)	362,531				—
Required interest on DAC	92,149	11,649	352	(104,150)				—
Amortization of acquisition costs	198,378	48,343	1,308					248,029
Commissions, premium taxes, and non-deferred acquisition costs	87,346	42,853	18			(69)	(2)	130,148
Insurance administrative expense (1)					103,325			103,325
Parent expense					4,898			4,898
Stock compensation expense					16,546			16,546
Interest expense				41,855				41,855
Total expenses	858,240	378,933	(5,211)	300,236	124,769	2,025		1,658,992
Subtotal	291,433	108,633	5,217	120,822	(123,891)	(2,094)		400,120
Non-operating items						2,094	(3)	2,094
Measure of segment profitability (pretax)	$291,433	$108,633	$5,217	$120,822	$(123,891)	$—		402,214
Deduct applicable income taxes								(121,361)
Segment profits after tax								280,853
Add back income taxes applicable to segment profitability								121,361
Add (deduct) realized investment gains (losses)								(6,453)
Add (deduct) administrative settlements (3)								(2,094)
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$393,667

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Administrative settlements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Six Months Ended June 30, 2016
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,092,741	$472,949	$25					$1,565,715
Net investment income				$398,695				398,695
Other income					$887	$(84)	(2)	803
Total revenue	1,092,741	472,949	25	398,695	887	(84)		1,965,213
Expenses:
Policy benefits	732,202	306,036	18,220					1,056,458
Required interest on reserves	(285,636)	(36,327)	(25,598)	347,561				—
Required interest on DAC	88,678	11,508	429	(100,615)				—
Amortization of acquisition costs	188,202	44,467	3,382					236,051
Commissions, premium taxes, and non-deferred acquisition costs	81,391	43,129	20			(84)	(2)	124,456
Insurance administrative expense (1)					96,881			96,881
Parent expense					4,405			4,405
Stock compensation expense					13,989			13,989
Interest expense				42,479				42,479
Total expenses	804,837	368,813	(3,547)	289,425	115,275	(84)		1,574,719
Subtotal	287,904	104,136	3,572	109,270	(114,388)	—		390,494
Non-operating items						—		—
Measure of segment profitability (pretax)	$287,904	$104,136	$3,572	$109,270	$(114,388)	$—		390,494
Deduct applicable income taxes								(120,420)
Segment profits after tax								270,074
Add back income taxes applicable to segment profitability								120,420
Add (deduct) realized investment gains (losses)								4,298
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$394,792

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.
Analysis of Profitability by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Life insurance underwriting margin	$147,329	$143,604	$291,433	$287,904
Health insurance underwriting margin	55,256	52,621	108,633	104,136
Annuity underwriting margin	2,607	1,941	5,217	3,572
Excess investment income	61,534	54,597	120,822	109,270
Other insurance:
Other income	427	422	878	887
Administrative expense	(51,412)	(48,413)	(103,325)	(96,881)
Corporate and adjustments	(11,016)	(9,433)	(21,444)	(18,394)
Segment profits before tax	204,725	195,339	402,214	390,494
Applicable taxes	(62,543)	(58,649)	(121,361)	(120,420)
Segment profits after tax	142,182	136,690	280,853	270,074
Discontinued operations (after tax)	(90)	(865)	(3,727)	(10,406)
Net operating income	142,092	135,825	277,126	259,668
Reconciling items, net of tax:
Realized gains (losses)—investments (after tax)	(458)	2,604	(1,951)	2,794
Administrative settlements (after tax)	(1,361)	—	(1,361)	—
Net income	$140,273	$138,429	$273,814	$262,462

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
The tables in Note 10 demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three month and six month periods ended June 30, 2017 and 2016. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of the profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.
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
A discussion of operations by each segment follows later in this report. These discussions compare the first six months of 2017 with the same period of 2016, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note 10.
Highlights, comparing the first six months of 2017 with the first six months of 2016. Net income per diluted common share increased 8% to $2.29 from $2.13. Included in net income were after-tax realized losses of $2.0 million in 2017 compared with gains of $2.8 million for the same period in 2016. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report. Net operating income from continuing operations is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net operating income from continuing operations increased 4% or $10.8 million to $281 million for the six months ended June 30, 2017 compared with $270 million for the same 2016 period.
Total premium income rose 5% in 2017 to $1.6 billion. Total net sales increased 2% to $284 million, when compared with the same period in 2016. First-year collected premium was $225 million for the 2017 period, compared with $227 million for the 2016 period.
Life insurance premium income grew 5% to $1.1 billion. Life net sales were flat when compared with the same period in 2016. First-year collected life premium grew 1% during the first six months of 2017 to $160 million over the same period in 2016. Life underwriting margin as a percentage of premium was down to 25% from 26% as a result of higher Globe Life Direct Response policy obligations. Underwriting income increased 1% to $291 million when compared with the same period in 2016.
Health insurance premium income increased 3% to $488 million over the prior year total of $473 million. Health net sales rose 8% to $70 million for the six month period. First-year collected health premium fell 4% to $66 million. Health margins were flat at 22%. Underwriting income increased 4% to $109 million for the first six months of 2017.
Insurance administrative expenses were up 6.7% in 2017 when compared with the prior year period. These expenses were 6.3% as a percentage of premium during the first six months of 2017 compared with 6.2% a year earlier. The increase in administrative expenses was primarily due to an increase in other employee costs and investments in information technology.
Excess investment income is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs”. Excess investment income per diluted common share is an important measure to management. Refer to the Excess Investment Income section of this report for further details. Excess investment income per common share increased 13% in 2017 to $1.01 from $0.89 in the same period last year, while the dollar amount of excess investment income increased 11% to $121 million. Net investment income rose $22 million or 6% to $421 million in 2017, below the 7% growth in our average investment portfolio at amortized cost. The average effective yield earned on the fixed maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.70% in the 2017 period from 5.81% in the prior period. Required interest rose 5% or $11 million to $258 million, in line with the growth in average net policy liabilities. Financing costs decreased 1% to $42 million. Please refer to the discussion under Capital Resources for more information on debt and interest expense.
In the first six months of 2017, we invested new money in fixed maturity securities at an effective annual yield of 4.91%, compared with 4.87% in the same period of 2016. These new investments had an average rating of BBB+ and an average life to maturity of twenty-two years. Approximately 95% of the fixed-maturity portfolio at amortized cost was investment grade at June 30, 2017. Cash and short-term investments were $192 million at that date, compared with $148 million at December 31, 2016.
The net unrealized gain position in our fixed maturity portfolio grew from $1.1 billion at December 31, 2016 to $1.7 billion during the first six months of 2017 due primarily to changes in market interest rates.
Share Repurchases. We have an on-going share repurchase program which began in 1986 which is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 7, 2017. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent Company with excess cash flow. Excess cash flow is primarily made up of cash received from the insurance subsidiaries less dividends paid to shareholders and interest paid on our debt. See further discussion in the Capital Resources section below. Share purchases are also made with the proceeds from option exercises by current and former employees in order to reduce dilution. The following chart summarizes share purchases for the six month periods ended June 30, 2017 and 2016.

Analysis of Share Purchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2017			2016
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	2,147	$163,216	$76.03	2,940	$163,079	$55.46
Option exercise proceeds	528	40,540	76.78	685	39,896	58.27
Total	2,675	$203,756	$76.18	3,625	$202,975	$55.99
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.

A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first six months of 2017 with the first six months of 2016. Life insurance is our predominant segment, representing 70% of premium income and 72% of insurance underwriting margin in the first six months of 2017. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment. Life insurance premium income increased 5% to $1.1 billion. The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$488,469	42	$446,643	41	$41,826	9
Globe Life Direct Response	413,782	36	398,608	37	15,174	4
Liberty National Exclusive Agency	137,076	12	135,600	12	1,476	1
Other Agencies	110,346	10	111,890	10	(1,544)	(1)
Total Life Premium	$1,149,673	100	$1,092,741	100	$56,932	5
Net sales, an indicator of new business production, were flat when compared with the same period in 2016. An analysis of life net sales by distribution channel is presented below.

Life Insurance Net Sales (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$110,151	52	$105,601	50	$4,550	4
Globe Life Direct Response	75,725	35	81,611	38	(5,886)	(7)
Liberty National Exclusive Agency	22,713	11	19,872	9	2,841	14
Other Agencies	5,149	2	6,415	3	(1,266)	(20)
Total Life Net Sales	$213,738	100	$213,499	100	$239	—
First-year collected life premium, defined earlier in this report, was $160 million in the 2017 period, rising 1% over the same period in 2016. First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$89,723	56	$85,866	54	$3,857	4
Globe Life Direct Response	48,838	31	52,345	33	(3,507)	(7)
Liberty National Exclusive Agency	16,163	10	14,350	9	1,813	13
Other Agencies	5,016	3	5,956	4	(940)	(16)
Total	$159,740	100	$158,517	100	$1,223	1

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on referrals and other affinity groups to help ensure sustainable growth. This agency is the largest contributor to life premium and underwriting margin of any distribution channel. This group produced premium income of $488 million, an increase of 9%. First-year collected premium was $90 million, an increase of 4%. Net sales rose 4% to $110 million. Sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average agent count increased 7% to 6,861 for the six months ended June 30, 2017 compared with 6,403 for the same period in 2016. As is the case with all Torchmark agencies, the average agent count is based on the actual count at the end of each week during the period. The American Income Exclusive Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, the agency has placed an increased emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train its agents, including more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for their level of experience and responsibility. We are also making considerable investments in information technology in support of the agency, which are expected to enhance overall productivity of agents and improve agent retention.
The Globe Life Direct Response Unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Globe Life Direct Response channel’s growth over the years has been fueled by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to an inbound call center. We continually introduce new initiatives in this unit in an attempt to increase response rates.
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
Globe Life Direct Response’s life premium income rose 4% to $414 million, representing 36% of Torchmark’s total life premium in the first six months of 2017. Net sales of $76 million for this group decreased 7%. First-year collected premium decreased 7% to $49 million. This unit has experienced declining underwriting margins in recent periods primarily due to higher mortality experience for certain issue years than was originally expected when the policies were issued, resulting in higher policy obligations. As previously noted, we are refining our marketing efforts in order to improve our underwriting profit. The sales and first-year collected premium declines were expected as we have refined our marketing efforts in a manner intended to optimize underwriting profits.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $137 million in the first six months of 2017 compared with $136 million for the same period in 2016. First-year collected premium increased 13% to $16 million. Net sales for the Liberty National Agency increased 14% to $23 million. The increases in first-year collected premium and net sales are the largest percentage increases of any of Torchmark's life distribution channels.
The Liberty National average agent count increased 17% to 1,912 for the six months ended June 30, 2017 compared with 1,641 for the same period in 2016. We continue to execute our long term plan to grow this agency through expansion from small town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels primarily include independent agencies selling predominantly life insurance. The Other Agencies contributed $110 million of life premium income, or 10% of Torchmark’s total in the first six months of 2017, but contributed only 2% of net sales for the period.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,149,673	100	$1,092,741	100	$56,932	5
Net policy obligations	480,367	42	446,566	41	33,801	8
Commissions and acquisition expense	377,873	33	358,271	33	19,602	5
Insurance underwriting income before other income and administrative expense	$291,433	25	$287,904	26	$3,529	1
Life insurance underwriting income before insurance administrative expense was $291 million in the first six months of 2017, compared with $288 million for the same period in 2016. As a percentage of premium, underwriting margins declined to 25% from 26%. The decrease in underwriting margin as a percentage of premium was due to the higher Globe Life Direct Response net policy obligations previously discussed.
Health insurance, comparing the first six months of 2017 with the first six months of 2016. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
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

Health premium increased 3% to $488 million in the 2017 period. Medicare Supplement premium increased 1% to $241 million, while other limited-benefit health premium increased 5% to $246 million.
Health net sales increased 8% to $70 million. Medicare Supplement net sales increased 9% to $27 million in 2017. Limited-benefit net sales increased 8% to $44 million. Health first-year collected premium fell 4% to $66 million as a result of lower group sales in 2016. Group sales can vary significantly from period to period.

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$5,883		$6,535		$(652)	(10)
Medicare Supplement	177,330		171,309		6,021	4
	183,213	38	177,844	38	5,369	3
Family Heritage Agency
Limited-benefit plans	124,433		115,928		8,505	7
Medicare Supplement	—		—		—	—
	124,433	25	115,928	24	8,505	7
Liberty National Exclusive Agency
Limited-benefit plans	72,158		70,962		1,196	2
Medicare Supplement	27,380		31,446		(4,066)	(13)
	99,538	20	102,408	22	(2,870)	(3)
American Income Exclusive Agency
Limited-benefit plans	43,303		41,017		2,286	6
Medicare Supplement	138		168		(30)	(18)
	43,441	9	41,185	9	2,256	5
Direct Response
Limited-benefit plans	302		354		(52)	(15)
Medicare Supplement	36,639		35,230		1,409	4
	36,941	8	35,584	7	1,357	4
Total Health Premium
Limited-benefit plans	246,079	50	234,796	50	11,283	5
Medicare Supplement	241,487	50	238,153	50	3,334	1
Total	$487,566	100	$472,949	100	$14,617	3

Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$276		$334		$(58)	(17)
Medicare Supplement	24,142		22,059		2,083	9
	24,418	35	22,393	34	2,025	9
Family Heritage Agency
Limited-benefit plans	27,528		24,176		3,352	14
Medicare Supplement	—		—		—	—
	27,528	39	24,176	37	3,352	14
Liberty National Exclusive Agency
Limited-benefit plans	9,302		9,841		(539)	(5)
Medicare Supplement	—		4		(4)	(100)
	9,302	13	9,845	15	(543)	(6)
American Income Exclusive Agency
Limited-benefit plans	6,572		6,187		385	6
Medicare Supplement	—		—		—	—
	6,572	9	6,187	10	385	6
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	2,585		2,456		129	5
	2,585	4	2,456	4	129	5
Total Net Sales
Limited-benefit plans	43,678	62	40,538	62	3,140	8
Medicare Supplement	26,727	38	24,519	38	2,208	9
Total	$70,405	100	$65,057	100	$5,348	8

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$228		$309		$(81)	(26)
Medicare Supplement	25,812		32,006		(6,194)	(19)
	26,040	40	32,315	47	(6,275)	(19)
Family Heritage Agency
Limited-benefit plans	21,912		20,091		1,821	9
Medicare Supplement	—		—		—	—
	21,912	33	20,091	29	1,821	9
Liberty National Exclusive Agency
Limited-benefit plans	8,243		7,850		393	5
Medicare Supplement	2		1		1	100
	8,245	13	7,851	12	394	5
American Income Exclusive Agency
Limited-benefit plans	6,842		6,416		426	7
Medicare Supplement	—		—		—	—
	6,842	10	6,416	9	426	7
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	2,689		2,099		590	28
	2,689	4	2,099	3	590	28
Total First-Year Collected Premium
Limited-benefit plans	37,225	57	34,666	50	2,559	7
Medicare Supplement	28,503	43	34,106	50	(5,603)	(16)
Total	$65,728	100	$68,772	100	$(3,044)	(4)

A discussion of health operations by distribution channel follows:
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $183 million, representing 38% of Torchmark’s total health premium. Net sales were $24 million, or 35% of Torchmark’s health sales. This agency primarily produces Medicare Supplement insurance, with Medicare Supplement premium income of $177 million. The UA Independent Agency represents approximately 73% of all Torchmark Medicare Supplement premium and 90% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 4%. Total health premium increased 3%. Net sales of the Medicare Supplement product increased 9% in 2017 due primarily to an increase in group sales. As noted earlier, Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency by continuing the incorporation of Torchmark’s agent recruiting programs. The Family Heritage Agency contributed $28 million and $24 million in net sales in the six months of 2017 and 2016, respectively. Health premium income was $124 million for the six month period of 2017, representing 25% of Torchmark’s health premium compared with $116 million or 24% of health premium in the prior year period. The average agent count was 965 for the six months ended June 30, 2017 compared with 880 for the same period in 2016, an increase of 10%.

The Liberty National Exclusive Agency represented 20% of all Torchmark health premium income at $100 million in the six months of 2017. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2017, health premium income in the Liberty Agency declined $3 million to $100 million from prior year premium. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium in the 2017 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response unit markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $3 million of Medicare Supplement net sales in 2017.

The following table presents underwriting margin data for health insurance.
Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$487,566	100	$472,949	100	$14,617	3
Net policy obligations	276,088	57	269,709	57	6,379	2
Commissions and acquisition expense	102,845	21	99,104	21	3,741	4
Insurance underwriting income before other income and administrative expense	$108,633	22	$104,136	22	$4,497	4
Underwriting income for health insurance totaled $109 million in 2017, an increase of 4% when compared with the same period in 2016. As a percentage of health premium, underwriting margins for the six months ended June 30, 2017 were 22%, same as the year ago quarter.
Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first six months of 2017 with the first six months of 2016. Operating expenses consist of insurance administrative expenses and Parent Company expenses. Also included is stock compensation expense, which is viewed by us as a parent company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2017		2016
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$46,834	2.9	$44,437	2.8
Other employee costs	17,236	1.0	14,838	0.9
Information technology costs	12,765	0.8	11,854	0.8
Legal costs	4,021	0.2	4,471	0.3
Other administrative costs	22,469	1.4	21,281	1.4
Total insurance administrative expenses	103,325	6.3	96,881	6.2

Parent company expense	4,898		4,405
Stock compensation expense	16,546		13,989
Total operating expenses, per Condensed Consolidated Statements of Operations	$124,769		$115,275

Insurance administrative expenses:
Increase (decrease) over prior year	6.7%		6.0%
Total operating expenses:
Increase (decrease) over prior year	8.2%		3.9%
Insurance administrative expenses of $103 million were up 6.7% in 2017 when compared with the prior year period of $97 million. As a percentage of total premium, insurance administrative expenses were 6.3% in 2017 compared with 6.2% in 2016. Total operating expenses increased 8.2% after an increase of 3.9% in 2016. The increase in other employee costs was due primarily to higher pension expense driven by lower interest rates. The increase in information technology costs was due to investments that will enhance our customer experience, improve or data analytics capabilities, improve our ability to react quickly to future changes and bolster our information security programs.
The increase in stock compensation expense was primarily due to higher expense associated with equity awards, reflecting Torchmark's higher share price as compared with the same period a year ago.
Investments (excess investment income), comparing the first six months of 2017 with the first six months of 2016. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 10—Business Segments. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $6.9 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per diluted common share of $15.76) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.
The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted common share.
Excess Investment Income
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Net investment income	$421,058	$398,695	$22,363	6
Interest on net insurance policy liabilities:
Interest on reserves	(362,531)	(347,561)	(14,970)	4
Interest on deferred acquisition costs	104,150	100,615	3,535	4
Net required interest	(258,381)	(246,946)	(11,435)	5
Financing costs	(41,855)	(42,479)	624	(1)
Excess investment income	$120,822	$109,270	$11,552	11

Excess investment income per diluted share	$1.01	$0.89	$0.12	13

Average invested assets (at amortized cost)	$15,185,776	$14,250,106	$935,670	7
Average net insurance policy liabilities(1)	9,247,438	8,846,244	401,194	5
Average debt and preferred securities (at amortized cost)	1,498,943	1,339,263	159,680	12
(1) Interest bearing policy liabilities, net of deferred acquisition costs and excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2017 period increased 11% to $121 million when compared to $109 million in the same period in 2016. The higher than normal increase in excess investment income is primarily attributed to two factors: 1) higher interest expense incurred in 2016 that related to the debt issued in April 2016 prior to the maturity, in June 2016, of the refinanced debt, and 2) the increase in net investment income due to the decline in the negative impact of delays of receiving Medicare Part D reimbursements. On a per diluted common share basis, excess investment income increased 13%, higher than the percentage increase in the dollar amount of excess investment income as a result of our share repurchase program.
Net investment income increased $22 million or 6% in 2017, below the 7% increase in average invested assets (with fixed maturities at amortized cost) over the same period last year. Net investment income has been negatively impacted during recent years by low interest rates on new investments and the turnover of higher yielding assets in the portfolio. As such, growth in net investment income has been slower than the growth in mean invested assets in recent years. The effective annual yield earned on the fixed maturity portfolio was 5.70% in the first six months of 2017, compared with 5.81% a year earlier. The decrease in the overall portfolio yield during recent periods is due primarily to reinvesting proceeds from calls and maturities at yield rates lower than the yields earned on bonds before they were called or matured. We currently expect that the average annual turnover of fixed maturity assets during the next five years will not exceed 1% to 2% of the portfolio and that this turnover will not have a material negative impact on investment income.
Should interest rates rise, especially long-term rates, Torchmark's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 90 to 95 basis points before the net unrealized gains on our fixed maturity portfolio as of June 30, 2017 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability, to hold our fixed maturities to maturity.
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
Required interest on net insurance policy liabilities increased $11 million or 5% to $258 million, in line with the growth in average net interest-bearing insurance policy liabilities.
Financing costs on our debt were slightly lower in the first six months of 2017 at $42 million. This is reflective of higher interest expense incurred in 2016 that related to the debt issued in April 2016 prior to the maturity, in June 2016, of the refinanced debt.
More information concerning debt can be found in the Capital Resources section of this report.
Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Interest on funded debt	$36,714	$39,319	$(2,605)	(7)
Interest on term loan	1,082	96	986	*
Interest on short term debt	4,057	3,062	995	32
Other	2	2	—	—
Financing costs	$41,855	$42,479	$(624)	(1)
*Percent change is not meaningful.

Investments (acquisitions), comparing the first six months of 2017 with the first six months of 2016. Torchmark’s investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.
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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cost of acquisitions:
Corporate securities	$670,856	$635,530
Other	5,792	15,737
Total fixed maturity acquisitions	$676,648	$651,267

Effective annual yield(1)	4.91%	4.87%
Average life (in years, to next call)	21.6	24.4
Average life (in years, to maturity)	22.5	24.7
Average rating	BBB+	BBB+
(1) Total fixed maturity acquisitions include $0.0 million of unsettled trades.
(1) Tax-equivalent basis, where the yield on tax-exempt securities, is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.
Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2017 was as follows:
Invested Assets at June 30, 2017
(Dollar amounts in thousands)

	Amount	% of Total
Fixed maturities (at amortized cost)	$14,651,551	96
Policy loans	516,064	3
Other long-term investments(1)	55,028	—
Short-term investments	94,387	1
Total	$15,317,030	100
(1) Includes equities available for sale at amortized cost.
Approximately 96% of our investments at book value are in a diversified fixed-maturity portfolio, the same percentage as at year end. Policy loans, which are secured by policy cash values, make up approximately 3% of our investments. We also have insignificant investments in equity securities and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Fixed Maturities. The following table summarizes certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2017.

Fixed Maturities by Sector
At June 30, 2017
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$58,330	$2,903	$(2,395)	$58,838	$1,999,531	$314,293	$(3,500)	$2,310,324	14	14
Banks	41,532	643	(5,848)	36,327	747,955	100,858	(6,718)	842,095	5	5
Other financial	74,956	—	(18,022)	56,934	752,316	57,059	(20,940)	788,435	5	5
Total financial	174,818	3,546	(26,265)	152,099	3,499,802	472,210	(31,158)	3,940,854	24	24
Utilities
Electric	20,778	1,140	—	21,918	1,442,893	266,741	(3,246)	1,706,388	10	11
Gas and water	—	—	—	—	494,931	49,809	(325)	544,415	3	3
Total utilities	20,778	1,140	—	21,918	1,937,824	316,550	(3,571)	2,250,803	13	14
Industrial - Energy
Pipelines	40,607	606	(2,230)	38,983	857,108	95,796	(5,860)	947,044	6	6
Exploration and production	28,930	786	(404)	29,312	531,394	52,764	(6,856)	577,302	4	4
Oil field services	33,874	—	(5,409)	28,465	83,738	8,906	(5,409)	87,235	1	1
Refiner	—	—	—	—	62,927	13,100	—	76,027	—	—
Driller	54,602	—	(17,827)	36,775	54,602	—	(17,827)	36,775	—	—
Total energy	158,013	1,392	(25,870)	133,535	1,589,769	170,566	(35,952)	1,724,383	11	11
Industrial - Basic materials
Chemicals	—	—	—	—	527,099	47,507	(270)	574,336	4	4
Metals and mining	68,087	3,528	(328)	71,287	389,939	58,195	(328)	447,806	3	3
Forestry products and paper	—	—	—	—	112,443	15,251	—	127,694	1	1
Total basic materials	68,087	3,528	(328)	71,287	1,029,481	120,953	(598)	1,149,836	8	8
Industrial - Consumer, non-cyclical	—	—	—	—	1,693,788	161,669	(6,761)	1,848,696	11	11
Other industrials	47,271	1,908	(24)	49,155	1,346,850	164,331	(1,794)	1,509,387	9	9
Industrial - Transportation	26,565	473	(123)	26,915	539,041	76,731	(1,302)	614,470	4	4
Other corporate sectors	116,539	3,700	(5,562)	114,677	1,238,347	128,019	(9,562)	1,356,804	8	8
Total corporates	612,071	15,687	(58,172)	569,586	12,874,902	1,611,029	(90,698)	14,395,233	88	89
Other fixed maturities:
Government (U.S., municipal, and foreign)	306	—	—	306	1,589,606	138,231	(1,880)	1,725,957	11	10
Collateralized debt obligations	59,871	16,677	(10,303)	66,245	59,871	16,677	(10,303)	66,245	—	—
Other asset-backed securities	—	—	—	—	125,454	3,551	(15)	128,990	1	1
Mortgage-backed securities(1)	—	—	—	—	1,718	144	(1)	1,861	—	—
Total fixed maturities	$672,248	$32,364	$(68,475)	$636,137	$14,651,551	$1,769,632	$(102,897)	$16,318,286	100	100
(1) Includes GNMA's.

At June 30, 2017, fixed maturities had a fair value of $16.3 billion, compared with $15.2 billion at December 31, 2016. The net unrealized gain position in the fixed-maturity portfolio increased from $1.1 billion at December 31, 2016 to $1.7 billion at June 30, 2017. The June 30, 2017 net unrealized gain consisted of gross unrealized gains of $1.8 billion offset by $103 million of gross unrealized losses, compared with the December 31, 2016 net unrealized gain which consisted of a gross unrealized gain of $1.3 billion and a gross unrealized loss of $216 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% of amortized cost and 89% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers; the total fixed maturity portfolio consisted of 596 issuers. The net unrealized gain of the fixed maturity portfolio increased $609 million from December 31, 2016.
An analysis of the fixed maturity portfolio at June 30, 2017 by a composite quality rating is shown in the table below. The composite quality rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above (It should be noted that the composite quality rating is not a Standard & Poor's credit rating. Standard and Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating.) Included in the chart below are private placement fixed maturity holdings of $594 million at amortized cost ($615 million at fair value). The ratings for these holdings were assigned by the third party managers of those securities.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	June 30, 2017
	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$666,565	5	$697,517	4
AA	1,285,494	9	1,448,598	9
A	3,880,713	26	4,551,686	28
BBB+	3,474,938	24	3,878,168	24
BBB	3,147,368	21	3,467,069	21
BBB-	1,524,225	10	1,639,111	10
Investment grade	13,979,303	95	15,682,149	96
Below investment grade:
BB	373,552	3	355,272	2
B	161,446	1	133,937	1
Below B	137,250	1	146,928	1
Below investment grade	672,248	5	636,137	4
	$14,651,551	100	$16,318,286	100
Of the $14.7 billion of fixed maturities at amortized cost as of June 30, 2017, $14.0 billion or 95% were investment grade with an average rating of A-. Below-investment-grade bonds were $672 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 17% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of June 30, 2017. Overall, the total portfolio was rated BBB+ based on amortized cost, the same as at the end of 2016.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first six months of 2017 is as follows:

Below-Investment-Grade Bonds
(Dollar amounts in thousands)

Balance as of December 31, 2016	$751,144
Downgrades by rating agencies	—
Upgrades by rating agencies	(76,661)
Disposals	(3,982)
Amortization and other	1,747
Balance as of June 30, 2017	$672,248

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

Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	June 30, 2017	December 31, 2016	June 30, 2016
Average annual effective yield(1)	5.68%	5.74%	5.79%
Average life, in years, to:
Next call(2)	17.4	17.6	17.8
Maturity(2)	19.2	19.8	20.1
Effective duration to:
Next call(2)(3)	10.6	10.4	10.7
Maturity(2)(3)	11.4	11.3	11.6

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
Realized Gains and Losses, comparing the first six months of 2017 with the first six months of 2016. As discussed in Note 10—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2017		2016
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Investment sales	$—	$—	$2,172	$0.02
Investments called or tendered	390	—	386	—
Investment writedowns (1)	(159)	—	—	—
Other investments	(2,182)	(0.02)	236	—
Total	$(1,951)	$(0.02)	$2,794	$0.02

(1) Written down due to other-than-temporary impairment.
(1) Written down due to other-than-temporary impairment

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
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first six months of 2017, the Parent Company received $201 million of cash dividends from subsidiaries, compared with $167 million in 2016. The increase in cash dividends received from subsidiaries was primarily due to the timing of dividend payments. For the full year 2017, cash dividends from subsidiaries are expected to total approximately $455 million.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, and a credit facility. At June 30, 2017, the Parent Company had $57 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Credit Facility. We have a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. We may request the extension, however, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which we may issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest on the commercial paper program is charged at variable rates. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of June 30, 2017, we were in full compliance with those covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt.
The following table presents certain information about our commercial paper borrowings.
Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2017	December 31, 2016	June 30, 2016
Balance of commercial paper at end of period (par value)	$303,565	$262,850	$285,976
Annualized interest rate	1.38%	0.96%	0.87%
Letters of credit outstanding	$177,000	$177,000	$177,000
Remaining amount available under credit line	269,435	310,150	287,024

	Six Months Ended June 30,
	2017	2016
Average balance of commercial paper outstanding during period (par value)	$363,859	$298,636
Daily-weighted average interest rate (annualized)	1.17%	0.77%
Maximum daily amount outstanding during period (par value)	$455,912	$412,676
Our balance of commercial paper outstanding at June 30, 2017 was $304 million compared with $263 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the six month periods ended June 30, 2017 and 2016.
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
Consolidated liquidity. Consolidated net cash inflows from operations were $739 million in the first six months of 2017, compared with $605 million in the same period of 2016. The increase is primarily attributable to timing of cash disbursements and fluctuations in amounts recorded in other liabilities. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities available for sale in the amount of $216 million during the 2017 period. As previously noted under the caption Credit Facility, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short-term investments were $192 million at June 30, 2017, compared with $148 million at December 31, 2016. In addition to these liquid assets, the entire $16.3 billion (fair value at June 30, 2017) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
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
The outstanding long-term debt at book value was $1.1 billion at June 30, 2017 and December 31, 2016. An analysis of debt issues outstanding is as follows at June 30, 2017.
Selected Information about Debt Issues
at June 30, 2017
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Notes	2023	7.875%		$165,612	$164,188	$201,788
Senior Notes	2019	9.250%		292,647	291,650	331,271
Senior Notes(1)	2022	3.800%		150,000	148,332	154,446
Junior Subordinated Debentures	2052	5.875%		125,000	120,945	128,400
Junior Subordinated Debentures	2036	4.546%	(2)	20,000	20,000	20,000
Junior Subordinated Debentures	2056	6.125%		300,000	290,431	318,720
Term loan(3)	2021	2.295%	(4)	99,375	99,375	99,375
				1,152,634	1,134,921	1,254,000
Less current maturity of term loan(3)				3,125	3,125	3,125
Total long-term debt				1,149,509	1,131,796	1,250,875

Current maturity of term loan(3)				3,125	3,125	3,125
Commercial paper				303,565	303,146	303,146
Total short term debt				306,690	306,271	306,271

Total debt				$1,456,199	$1,438,067	$1,557,146

(1) An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2) Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
(3) The current amount of the term loan due of $3.1 million is classified as short term debt.
(4) Interest paid at 1 month LIBOR plus 125 basis points, resets each month.

On April 5, 2016, Torchmark completed the issuance and sale of $300 million aggregate principal amount of Torchmark’s 6.125% Junior Subordinated Debentures due 2056. The Debentures were sold pursuant to Torchmark’s shelf registration statement on Form S-3, filed September 25, 2015. The net proceeds from the sale of the Debentures were $290 million, after giving effect to the underwriting discount and estimated expenses of the offering of the Debentures. Torchmark used the net proceeds from the offering of the Debentures primarily to repay the $250 million outstanding principal amount plus accrued interest of $8 million on its 6.375% Senior Notes that were due June 15, 2016. This resulted in higher interest expense incurred in 2016 that related to the Debenture issued in April 2016 prior to the maturity, in June 2016, of the 6.375% Senior Notes.
As previously noted under the caption Results of Operations in this report, we acquired 2.1 million of our outstanding common shares under our share repurchase program during the first six months of 2017. These shares were acquired at a cost of $163 million (average of $76.03 per share), compared with purchases of 2.9 million shares at a cost of $163 million (average of $55.46 per share) in the first six months of 2016.
On May 18, 2017, the Company announced that it had declared a quarterly dividend of 0.15 per share. This dividend was paid on August 1, 2017.

Shareholders’ equity was $5.1 billion at June 30, 2017. This compares with $4.6 billion at December 31, 2016 and $4.9 billion at June 30, 2016. During the six months since December 31, 2016, shareholders’ equity was increased by $395 million of after-tax unrealized gains in the fixed-maturity portfolio as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $274 million. Share purchases of $163 million noted above during the period reduced shareholders’ equity.
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
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	June 30, 2017		December 31, 2016		June 30, 2016
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$16,318,286	$1,666,735	$15,245,861	$1,057,811	$15,440,090	$1,661,836
Deferred acquisition costs(2)	3,862,418	(11,778)	3,783,158	(10,281)	3,698,449	(13,319)
Total assets	22,577,940	1,654,957	21,436,087	1,047,530	21,574,040	1,648,517
Short-term debt	306,271	—	264,475	—	286,011	—
Long-term debt	1,131,796	—	1,133,165	—	1,133,928	—
Shareholders' equity	5,053,416	1,075,722	4,566,861	680,894	4,877,758	1,071,536

Book value per diluted share	42.55	9.06	37.76	5.63	39.87	8.76
Debt to capitalization(3)	22.2%	(4.4)%	23.4%	(3.1)%	22.5%	(4.6)%

Diluted shares outstanding	118,764		120,958		122,347
Actual shares outstanding	116,259		118,031		119,853

(1) Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2) Includes the value of insurance purchased.
(3) Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.4 times in the first six month of 2017, compared with 10.3 times in the 2016 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

2)	Regulatory developments, including changes in governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement);

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

11)	Reported amounts in the financial statements which are based on management’s estimates and judgments which may differ from the actual amounts ultimately realized; and

12)	Compromise by a malicious actor or other event that causes a loss of secure data from, or inaccessibility to, our computer and other information technology systems.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2017.
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
As of the end of the fiscal quarter completed June 30, 2017, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
For the quarter ended June 30, 2017, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

Torchmark subsidiaries are currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty-eight various states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any liability. The audits are wide-ranging and seek large amounts of data regarding claims handling, procedures and payments of contract benefits arising from unreported death claims. No estimate of range can be made at this time for loss contingencies related to possible administrative penalties or amounts that could be payable to the states for the escheatment of abandoned property.

Item 1A. Risk Factors
Torchmark had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)    Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	433,840	$76.46	433,840
May 1-31, 2017	644,000	75.67	644,000
June 1-30, 2017	106,870	76.12	106,870
At its August 7, 2017 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended June 30, 2017

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 8, 2017	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 8, 2017	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 8, 2017	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer