Form 10-Q
period 2017-09-30
TORCHMARK CORP
filed 2017-11-07
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 31, 2017
Common Stock, $1.00 Par Value	115,446,832

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	September 30, 2017	December 31, 2016
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2017—$14,914,580; 2016—$14,188,050)	$16,652,913	$15,245,861
Policy loans	523,318	507,975
Other long-term investments	70,096	53,852
Short-term investments	65,482	72,040
Total investments	17,311,809	15,879,728
Cash	88,462	76,163
Accrued investment income	238,278	223,148
Other receivables	389,084	384,454
Deferred acquisition costs	3,911,800	3,783,158
Goodwill	441,591	441,591
Other assets	544,011	520,313
Assets related to discontinued operations	68,572	127,532
Total assets	$22,993,607	$21,436,087
Liabilities:
Future policy benefits	$13,298,069	$12,825,837
Unearned and advance premiums	61,536	64,017
Policy claims and other benefits payable	318,832	299,565
Other policyholders' funds	97,016	96,993
Total policy liabilities	13,775,453	13,286,412
Current and deferred income taxes payable	2,069,158	1,743,990
Other liabilities	492,175	413,760
Short-term debt	309,002	264,475
Long-term debt (estimated fair value: 2017—$1,243,232; 2016—$1,233,019)	1,130,806	1,133,165
Liabilities related to discontinued operations	49,328	27,424
Total liabilities	17,825,922	16,869,226
Commitments and Contingencies (Note 6)
Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2017 and 2016	—	—
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2017—127,218,183 issued, less 11,859,162 held in treasury and 2016—127,218,183 issued, less 9,187,075 held in treasury)	127,218	127,218
Additional paid-in capital	508,386	490,421
Accumulated other comprehensive income	1,039,302	577,574
Retained earnings	4,239,582	3,890,798
Treasury stock, at cost	(746,803)	(519,150)
Total shareholders’ equity	5,167,685	4,566,861
Total liabilities and shareholders’ equity	$22,993,607	$21,436,087

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Life premium	$576,223	$546,415	$1,725,896	$1,639,156
Health premium	242,991	236,987	730,557	709,936
Other premium	3	9	9	34
Total premium	819,217	783,411	2,456,462	2,349,126
Net investment income	213,872	202,720	634,930	601,415
Realized investment gains (losses)	12,595	3,482	6,142	7,780
Other income	331	160	1,140	963
Total revenue	1,046,015	989,773	3,098,674	2,959,284

Benefits and expenses:
Life policyholder benefits	386,445	369,546	1,168,383	1,101,748
Health policyholder benefits	155,774	153,351	470,104	459,387
Other policyholder benefits	9,000	9,255	26,923	27,475
Total policyholder benefits	551,219	532,152	1,665,410	1,588,610
Amortization of deferred acquisition costs	122,334	116,821	370,363	352,872
Commissions, premium taxes, and non-deferred acquisition costs	67,863	61,153	198,011	185,609
Other operating expense	63,019	57,805	187,788	173,080
Interest expense	20,970	20,381	62,825	62,860
Total benefits and expenses	825,405	788,312	2,484,397	2,363,031

Income before income taxes	220,610	201,461	614,277	596,253
Income taxes	(67,264)	(59,551)	(183,390)	(181,475)
Income from continuing operations	153,346	141,910	430,887	414,778

Income (loss) from discontinued operations, net of tax	(12)	9,959	(3,739)	(447)
Net income	$153,334	$151,869	$427,148	$414,331

Basic net income (loss) per common share:
Continuing operations	$1.32	$1.19	$3.69	$3.44
Discontinued operations	—	0.08	(0.03)	—
Total basic net income per common share	$1.32	$1.27	$3.66	$3.44

Diluted net income (loss) per common share:
Continuing operations	$1.29	$1.16	$3.61	$3.38
Discontinued operations	—	0.09	(0.03)	—
Total diluted net income per common share	$1.29	$1.25	$3.58	$3.38

Dividends declared per common share	$0.15	$0.14	$0.45	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$153,334	$151,869	$427,148	$414,331

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	83,216	236,040	692,747	1,397,181
Reclassification adjustment for (gains) losses on securities included in net income	(12,910)	(3,513)	(13,264)	(7,809)
Reclassification adjustment for amortization of (discount) and premium	119	(927)	(379)	(3,495)
Foreign exchange adjustment on securities recorded at fair value	1,173	(199)	1,418	849
Unrealized gains (losses) on securities	71,598	231,401	680,522	1,386,726
Unrealized gains (losses) on other investments	473	1,685	3,544	3,568
Total unrealized investment gains (losses)	72,071	233,086	684,066	1,390,294
Less applicable tax (expense) benefit	(25,225)	(81,583)	(239,479)	(486,573)
Unrealized investment gains (losses), net of tax	46,846	151,503	444,587	903,721

Unrealized gains (losses) attributable to deferred acquisition costs	505	621	(992)	(4,829)
Less applicable tax (expense) benefit	(177)	(216)	347	1,691
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	328	405	(645)	(3,138)

Foreign exchange translation adjustments, other than securities	8,533	120	16,049	7,262
Less applicable tax (expense) benefit	(2,986)	(16)	(4,567)	(2,454)
Foreign exchange translation adjustments, other than securities, net of tax	5,547	104	11,482	4,808

Pension adjustments:
Amortization of pension costs	3,108	2,551	9,326	7,654
Experience gain (loss)	—	—	371	791
Pension adjustments	3,108	2,551	9,697	8,445
Less applicable tax (expense) benefit	(1,087)	(894)	(3,393)	(2,957)
Pension adjustments, net of tax	2,021	1,657	6,304	5,488

Other comprehensive income (loss)	54,742	153,669	461,728	910,879
Comprehensive income (loss)	$208,076	$305,538	$888,876	$1,325,210

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2016	$—	$130,218	$482,284	$231,947	$3,614,369	$(403,266)	$4,055,552
Comprehensive income (loss)				910,879	414,331		1,325,210
Common dividends declared ($0.42 per share)					(50,410)		(50,410)
Acquisition of treasury stock						(311,356)	(311,356)
Stock-based compensation			13,787		(2,224)	8,771	20,334
Exercise of stock options					(42,040)	89,093	47,053
Balance at September 30, 2016	$—	$130,218	$496,071	$1,142,826	$3,934,026	$(616,758)	$5,086,383

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2017	$—	$127,218	$490,421	$577,574	$3,890,798	$(519,150)	$4,566,861
Comprehensive income (loss)				461,728	427,148		888,876
Common dividends declared ($0.45 per share)					(52,304)		(52,304)
Acquisition of treasury stock						(301,448)	(301,448)
Stock-based compensation			17,965		(606)	7,450	24,809
Exercise of stock options					(25,454)	66,345	40,891
Balance at September 30, 2017	$—	$127,218	$508,386	$1,039,302	$4,239,582	$(746,803)	$5,167,685

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash provided from operating activities	$1,085,842	$971,926

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	52,951	75,299
Fixed maturities available for sale—matured, called, and repaid	306,132	178,873
Other long-term investments	3,523	466
Total long-term investments sold or matured	362,606	254,638
Acquisition of investments:
Fixed maturities—available for sale	(1,042,705)	(910,090)
Other long-term investments	(16,775)	(20,404)
Total investments acquired	(1,059,480)	(930,494)
Net increase in policy loans	(15,343)	(6,623)
Net (increase) decrease in short-term investments	6,556	(11,138)
Net change in payable or receivable for securities	—	94
Additions to property and equipment	(13,451)	(10,138)
Sale of other assets	18	767
Investment in low-income housing interests	(13,852)	(16,126)
Cash provided from (used for) investing activities	(732,946)	(719,020)

Cash provided from (used for) financing activities:
Issuance of common stock	40,891	47,053
Cash dividends paid to shareholders	(51,532)	(50,258)
Proceeds from issuance of debt	—	400,000
Payment for debt issuance costs	—	(9,638)
Repayment of debt	(1,250)	(250,000)
Net borrowing (repayment) of commercial paper	42,652	25,266
Acquisition of treasury stock	(301,448)	(311,356)
Net receipts (payments) from deposit-type product	(65,912)	(57,188)
Cash provided from (used for) financing activities	(336,599)	(206,121)

Effect of foreign exchange rate changes on cash	(3,998)	(3,268)
Net increase (decrease) in cash	12,299	43,517
Cash at beginning of year	76,163	61,383
Cash at end of period	$88,462	$104,900

See accompanying Notes to Condensed Consolidated Financial Statements.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies
Basis of Presentation: The accompanying condensed consolidated financial statements of Torchmark Corporation (Torchmark or alternatively, the Company) have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2017, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2017 and 2016. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 27, 2017.
Note 2—New Accounting Standards
Accounting Pronouncements Not Yet Adopted
ASU 2016-01: In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily revises the classification and measurement of certain equity investments such that they will be measured at fair value through net income. Additionally, it eliminates the cost method for partnerships and joint ventures and requires these types of investments to be accounted for under the fair value through net income method or equity method. Lastly, the guidance will require certain disclosures associated with fair value of financial instruments. This standard will become effective for the Company beginning January 1, 2018. The adoption will not have a significant impact on the financial statements as we have limited ownership in equity investments and partnerships, representing less than 1% of total invested assets.
ASU 2016-02: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires all lessees to report a right-of-use asset and a lease liability for leases with a term life greater than 12 months. Operating and financing leases will be recognized on the balance sheet going forward. Additional qualitative and quantitative disclosures will be required. This standard will become effective for the Company beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on the financial statements. Refer to the 2016 Form 10-K Note 15—Commitments and Contingencies for consideration of the noncancellable operating lease commitments. The Company does not have any lessor commitments.
ASU 2016-13: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments as well as to change the loss impairment methodology for available-for-sale debt securities. This standard will become effective on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition. The Company does not expect the adoption to have a significant impact on the financial statements as we have limited credit losses with respect to our available-for-sale portfolio.
ASU 2016-15: In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to provide uniformity in the classification of cash receipts and payments recorded in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, and proceeds from the settlement of insurance claims. This standard will become effective on January 1, 2018 and will not have a significant impact on the financial statements.
ASU 2016-16: In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This guidance was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory by allowing the immediate recognition of the current and deferred income tax effects. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. This new guidance should be applied on a modified retrospective

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 2—New Accounting Standards (continued)

approach and will become effective on January 1, 2018. This adoption will not have a significant impact on the financial statements.
ASU 2017-04: In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance was issued to simplify the subsequent measurement of goodwill through the elimination of Step 2 from the goodwill impairment test which required a hypothetical purchase price allocation. It will become effective on January 1, 2020 and should be applied on a prospective basis. This adoption will not have a significant impact on the financial statements.
ASU 2017-07: In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance was issued to simplify the reporting of pension costs by disaggregating the service-cost component from the other components of net benefit costs and reporting it separately on the income statement. The service-cost component is the only component of net benefit cost that will be eligible for capitalization. The guidance will become effective on January 1, 2018 with a retrospective transition method for separation of net benefit costs and a prospective transition method for the capitalization of service costs. The Company does not expect the adoption to have a significant impact on the financial statements as the change in pension capitalization should be less than 1% of Total Benefits and Expenses on the Consolidated Statement of Operations for the year.
ASU 2017-08: In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. This guidance was issued to shorten the amortization period for certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. It will become effective on January 1, 2019 with early adoption permitted, including during interim periods. The adoption is to be applied on a modified retrospective basis through an adjustment to retained earnings. This adoption will not have a significant impact on the financial statements.
ASU 2017-09: In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance was issued to provide clarity and guidance regarding changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting. It will become effective on January 1, 2018 with early adoption permitted, including adoption in any interim periods. The Company does not expect the adoption to have a significant impact on the financial statements as modifications to stock compensation are infrequent.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2017 and 2016.

Components of Accumulated Other Comprehensive Income

	Three Months Ended September 30, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2017	$1,090,055	$(7,655)	$10,902	$(108,742)	$984,560
Other comprehensive income (loss) before reclassifications, net of tax	55,160	328	5,547	—	61,035
Reclassifications, net of tax	(8,314)	—	—	2,021	(6,293)
Other comprehensive income (loss)	46,846	328	5,547	2,021	54,742
Balance at September 30, 2017	$1,136,901	$(7,327)	$16,449	$(106,721)	$1,039,302

	Three Months Ended September 30, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2016	$1,084,551	$(8,658)	$8,331	$(95,067)	$989,157
Other comprehensive income (loss) before reclassifications, net of tax	154,389	405	104	—	154,898
Reclassifications, net of tax	(2,886)	—	—	1,657	(1,229)
Other comprehensive income (loss)	151,503	405	104	1,657	153,669
Balance at September 30, 2016	$1,236,054	$(8,253)	$8,435	$(93,410)	$1,142,826

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except, per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Components of Accumulated Other Comprehensive Income

	Nine Months Ended September 30, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2017	$692,314	$(6,682)	$4,967	$(113,025)	$577,574
Other comprehensive income (loss) before reclassifications, net of tax	453,455	(645)	11,482	241	464,533
Reclassifications, net of tax	(8,868)	—	—	6,063	(2,805)
Other comprehensive income (loss)	444,587	(645)	11,482	6,304	461,728
Balance at September 30, 2017	$1,136,901	$(7,327)	$16,449	$(106,721)	$1,039,302

	Nine Months Ended September 30, 2016
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2016	$332,333	$(5,115)	$3,627	$(98,898)	$231,947
Other comprehensive income (loss) before reclassifications, net of tax	911,069	(3,138)	4,808	513	913,252
Reclassifications, net of tax	(7,348)	—	—	4,975	(2,373)
Other comprehensive income (loss)	903,721	(3,138)	4,808	5,488	910,879
Balance at September 30, 2016	$1,236,054	$(8,253)	$8,435	$(93,410)	$1,142,826

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2017 and 2016.
Reclassification Adjustments

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statement of Operations
	2017	2016	2017	2016
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(12,910)	$(3,513)	$(13,264)	$(7,809)	Realized gains (losses)
Amortization of (discount) premium	119	(927)	(379)	(3,495)	Net investment income
Total before tax	(12,791)	(4,440)	(13,643)	(11,304)
Tax	4,477	1,554	4,775	3,956	Income taxes
Total after tax	(8,314)	(2,886)	(8,868)	(7,348)
Pension adjustments:
Amortization of prior service cost	118	120	356	360	Other operating expenses
Amortization of actuarial gain (loss)	2,990	2,431	8,970	7,294	Other operating expenses
Total before tax	3,108	2,551	9,326	7,654
Tax	(1,087)	(894)	(3,263)	(2,679)	Income taxes
Total after tax	2,021	1,657	6,063	4,975
Total reclassifications (after tax)	$(6,293)	$(1,229)	$(2,805)	$(2,373)

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments
Portfolio Composition:
A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at September 30, 2017 is as follows:
Portfolio Composition as of September 30, 2017

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$387,985	$12,800	$(1,098)	$399,687	2
States, municipalities, and political subdivisions	1,160,537	127,675	(108)	1,288,104	8
Foreign governments	20,939	1,607	—	22,546	—
Corporates, by sector:
Financial	3,199,469	426,345	(25,880)	3,599,934	22
Utilities	1,948,519	324,060	(2,655)	2,269,924	14
Energy	1,602,054	185,296	(28,070)	1,759,280	11
Other corporate sectors	6,025,262	666,120	(22,670)	6,668,712	40
Total corporates	12,775,304	1,601,821	(79,275)	14,297,850	87
Collateralized debt obligations	59,204	19,558	(8,994)	69,768	—
Other asset-backed securities	145,224	5,018	(17)	150,225	1
Redeemable preferred stocks, by sector:
Financial	336,822	60,159	(3,030)	393,951	2
Utilities	28,565	2,333	(116)	30,782	—
Total redeemable preferred stocks	365,387	62,492	(3,146)	424,733	2
Total fixed maturities	$14,914,580	$1,830,971	$(92,638)	$16,652,913	100
(1) Amounts reported on the balance sheet.
(2) At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2017 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	September 30, 2017
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$140,702	$143,863
Due after one year through five years	660,487	705,847
Due after five years through ten years	1,430,894	1,604,091
Due after ten years through twenty years	4,397,807	5,084,516
Due after twenty years	8,079,191	8,893,450
Mortgage-backed and asset-backed securities	205,499	221,146
	$14,914,580	$16,652,913

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Selected information about sales of fixed maturities available for sale is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$52,951	$24,000	$52,951	$75,299
Gross realized gains	4,851	2,577	4,851	6,133
Gross realized losses	—	—	—	(214)

Fair Value Measurements:
The following table represents the fair value of fixed maturities available for sale measured on a recurring basis.

Fair Value Measurements at September 30, 2017 using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$399,687	$—	$399,687
States, municipalities, and political subdivisions	39,100	1,249,004	—	1,288,104
Foreign governments	—	22,546	—	22,546
Corporates, by sector:
Financial	—	3,537,728	62,206	3,599,934
Utilities	—	2,114,600	155,324	2,269,924
Energy	—	1,717,538	41,742	1,759,280
Other corporate sectors	3,225	6,340,276	325,211	6,668,712
Total corporates	3,225	13,710,142	584,483	14,297,850
Collateralized debt obligations	—	—	69,768	69,768
Other asset-backed securities	—	135,842	14,383	150,225
Redeemable preferred stocks, by sector:
Financial	—	393,951	—	393,951
Utilities	—	30,782	—	30,782
Total redeemable preferred stocks	—	424,733	—	424,733
Total fixed maturities	$42,325	$15,941,954	$668,634	$16,652,913
Percent of total	0.3%	95.7%	4.0%	100.0%

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following table represents an analysis of changes in fair value measurements using significant unobservable inputs (Level 3).
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Nine Months Ended September 30, 2017
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2017	$—	$63,503	$559,600	$623,103
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	595	7,787	10,614	18,996
Acquisitions	14,000	—	21,666	35,666
Sales	—	—	—	—
Amortization	—	3,705	14	3,719
Other(2)	(212)	(5,227)	(7,411)	(12,850)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at September 30, 2017	$14,383	$69,768	$584,483	$668,634
Percent of total fixed maturities	0.1%	0.4%	3.5%	4.0%

	Nine Months Ended September 30, 2016
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2016	$—	$70,382	$530,806	$601,188
Total gains or losses:
Included in realized gains/losses	—	—	788	788
Included in other comprehensive income	—	(3,879)	33,365	29,486
Acquisitions	—	—	33,662	33,662
Sales	—	—	—	—
Amortization	—	3,511	14	3,525
Other(2)	—	(6,732)	(10,882)	(17,614)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at September 30, 2016	$—	$63,282	$587,753	$651,035
Percent of total fixed maturities	—%	0.4%	3.7%	4.1%
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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Other-Than-Temporary Impairments:

In accordance with the other-than-temporary impairment (OTTI) policy, the Company evaluated its fixed maturities available for sale in an unrealized loss position to determine if there was any impairment for the quarter. Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in the interest rates or credit spreads. While the Company holds securities that may be in an unrealized loss position from time to time, Torchmark has the ability and intent to hold these investments to recovery. Additionally, Torchmark does not expect to be required to sell any of its securities due to the strong cash flows generated by its insurance operations.

For the nine months ended September 30, 2017, the Company recorded $245 thousand ($159 thousand, net of tax) in OTTI. For the comparable period in 2016, the Company concluded that there were no other-than-temporary impairments.

Unrealized Loss Analysis:

The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of September 30, 2017	151	109	260
As of December 31, 2016	407	94	501

Torchmark’s entire fixed maturity portfolio consisted of 1,514 issues at September 30, 2017 and 1,565 issues at December 31, 2016. The weighted average quality rating of all unrealized loss positions as of September 30, 2017 was BBB compared with BBB+ as of December 31, 2016.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale at September 30, 2017 for the period of time in a loss position. Torchmark considers these investments to be only temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At September 30, 2017

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment grade securities:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$97,370	$(610)	$5,422	$(488)	$102,792	$(1,098)
States, municipalities and political subdivisions	10,115	(70)	691	(2)	10,806	(72)

Corporates, by sector:
Financial	94,944	(1,024)	65,729	(2,271)	160,673	(3,295)
Utilities	101,687	(1,643)	40,075	(1,012)	141,762	(2,655)
Energy	37,009	(512)	93,841	(6,555)	130,850	(7,067)
Other corporate sectors	369,323	(6,254)	247,324	(11,047)	616,647	(17,301)
Total corporates	602,963	(9,433)	446,969	(20,885)	1,049,932	(30,318)
Other asset-backed securities	9,983	(17)	—	—	9,983	(17)
Redeemable preferred stocks, by sector:
Utilities	5,947	(116)	—	—	5,947	(116)
Total redeemable preferred stocks	5,947	(116)	—	—	5,947	(116)
Total investment grade securities	726,378	(10,246)	453,082	(21,375)	1,179,460	(31,621)
Below investment grade securities:
Bonds:
States, municipalities and political subdivisions	269	(36)	—	—	269	(36)
Corporates, by sector:
Financial	—	—	83,164	(22,585)	83,164	(22,585)
Energy	—	—	78,721	(21,003)	78,721	(21,003)
Other corporate sectors	—	—	45,330	(5,369)	45,330	(5,369)
Total corporates	—	—	207,215	(48,957)	207,215	(48,957)
Collateralized debt obligations	—	—	11,006	(8,994)	11,006	(8,994)
Redeemable preferred stocks, by sector:
Financial	—	—	24,080	(3,030)	24,080	(3,030)
Total redeemable preferred stocks	—	—	24,080	(3,030)	24,080	(3,030)
Total below investment grade securities	269	(36)	242,301	(60,981)	242,570	(61,017)
Total fixed maturities	$726,647	$(10,282)	$695,383	$(82,356)	$1,422,030	$(92,638)

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

The sale resulted in a net gain of $1.8 million ($1.2 million net of tax) in 2016. The operating results from discontinued operations are reflected in income for the nine months ended September 30, 2017. The remaining assets and liabilities reflected on the Torchmark balance sheet related to discontinued operations are receivables and payables associated with the 2016 and prior plan years that are expected to be settled in the ordinary course of business during 2017 and 2018.

The net assets related to discontinued operations at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Assets:
Due premiums	$3,945	$8,840
Other receivables(1)	64,627	118,692
Total assets related to discontinued operations	68,572	127,532

Liabilities:
Risk sharing payable	9,065	8,374
Current and deferred income taxes payable	1,630	3,820
Other(2)	38,633	15,230
Total liabilities related to discontinued operations	49,328	27,424

Net assets	$19,244	$100,108
(1) At September 30, 2017, other receivables included $65 million from the Centers for Medicare and Medicaid Services (CMS). At December 31, 2016, other receivables included $50 million from the Centers for Medicare and Medicaid Services (CMS) and $69 million from drug manufacturer rebates.
(2) At September 30, 2017, the balance included $35.8 million due to CMS. At December 31, 2016, the balance included a $3.6 million contingent purchase price reserve.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 5—Discontinued Operations (continued)

Income from discontinued operations for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Health premium	$(48)	$53,632	$(343)	$165,105

Benefits and expenses:
Health policyholder benefits	(115)	33,331	3,817	146,683
Amortization of deferred acquisition costs	—	1,018	—	2,958
Commissions, premium taxes, and non-deferred acquisition expenses	53	3,352	783	12,253
Other operating expense	32	1,222	809	4,512
Total benefits and expenses	(30)	38,923	5,409	166,406

Income (loss) before income taxes for discontinued operations	(18)	14,709	(5,752)	(1,301)
Gain from sale of discontinued operations	—	613	—	613
Income tax benefit (expense)	6	(5,363)	2,013	241
Income (loss) from discontinued operations	$(12)	$9,959	$(3,739)	$(447)

Operating cash flows of the discontinued operations for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Net cash provided from (used for) discontinued operations	$77,125	$82,565

Note 6—Commitments and Contingencies

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

As previously reported, litigation was filed on February 10, 2015 against Torchmark subsidiary, Globe Life And Accident Insurance Company (Globe) in Oklahoma County, Oklahoma District Court (Proctor v. Globe Life And Accident Insurance Company, Case No. CJ-2015-838) asserting claims for breach of the implied covenants of good faith and fair dealing and for false representation, deceit and conversion in connection with Globe’s denial of plaintiff’s claim on a life insurance policy for non-payment of premium. Plaintiff, who had alleged that Globe had improperly retained 12 monthly premium payments on a policy that was treated as lapsed or not returned to in-force status, seeks actual and punitive damages, prejudgment interest, attorney fees, costs and other relief. Plaintiff subsequently amended his

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 6—Commitments and Contingencies (continued)

complaint to add allegations of conversion and civil theft on behalf of a purported class of Globe’s U.S. policyholders who had paid premiums retained by Globe when their policies were lapsed and not reinstated at the time of the premium payments. Globe removed the case to the U.S. District Court for the Western District of Oklahoma (Case No. 15-CV-0070-M) on July 10, 2015 and filed a Motion to Dismiss on July 17, 2015. The Court denied plaintiff’s Motion to Remand back to state court on October 26, 2015, but allowed the plaintiff to amend the complaint to assert a putative class action in federal court. Plaintiff filed a Motion for Class Certification on September 23, 2016. Globe filed a Response in Opposition on November 4, 2016. The Court denied plaintiff’s Motion for Class Certification on August 18, 2017.

With respect to current litigation, at this time management believes that the possibility of a material judgment adverse to Torchmark is remote, and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

Guaranty Fund Assessment:

In 2017, the Commonwealth Court of Pennsylvania issued orders placing Penn Treaty Network America Insurance Company (Penn Treaty) and affiliate American Network Insurance Company (ANIC) in liquidation due to financial difficulties. In such instances, the various state guaranty fund associations employ funding mechanisms, through assessments to their member companies, to cover the obligations of the insolvent entities. Consequently, the Company continues to receive guaranty fund assessments from the state associations related to these companies. The Company has projected its share of the ultimate assessments from these insolvencies based on assumptions about future events and its market share of premiums by state. The total estimated assessment for Torchmark's subsidiaries is approximately $10 million of which $1.4 million is estimated to be unrecoverable. We are anticipating the remaining amount of the assessments to be recovered through premium tax credits.

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$143,128	$137,120
Incurred related to:
Current year	393,747	388,998
Prior years	(10,745)	(5,710)
Total incurred	383,002	383,288
Paid related to:
Current year	279,563	275,388
Prior years	103,010	102,435
Total paid	382,573	377,823
Balance at end of period	$143,557	$142,585

Below is the reconciliation of the liability for "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 7—Liability for Unpaid Claims (continued)

	September 30, 2017	December 31, 2016
Policy claims and other benefits payable:
Short-duration contracts	$23,193	$26,721
Insurance lines other than short duration—health	120,364	116,407
Insurance lines other than short duration—life	175,275	156,437
Total policy claims and other benefits payable	$318,832	$299,565

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

As of September 30, 2017
Accident Year	Total of incurred-but-not-reported liabilities plus expected development on reported claims
2013	$—
2014	1
2015	46
2016	1,022
2017	22,124
Total	$23,193

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefit Plans
The following tables present a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$4,486	$3,894	$—	$—
Interest cost	5,552	5,430	249	212
Expected return on assets	(5,900)	(5,782)	—	—
Amortization:
Prior service cost	118	120	—	—
Actuarial (gain) loss	2,952	2,423	38	8
Direct recognition of expense	—	—	111	45
Net periodic benefit cost	$7,208	$6,085	$398	$265

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$13,457	$11,682	$—	$—
Interest cost	16,653	16,294	749	636
Expected return on assets	(17,697)	(17,346)	—	—
Amortization:
Prior service cost	356	360	—	—
Actuarial (gain)/loss	8,855	7,270	115	24
Direct recognition of expense	—	—	323	99
Net periodic benefit cost	$21,624	$18,260	$1,187	$759

The following table presents assets at fair value for the defined-benefit pension plans at September 30, 2017 and December 31, 2016.
Pension Assets by Component

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Corporate bonds	$172,587	47	$160,036	49
Exchange traded fund(1)	153,824	42	134,771	41
Other bonds	259	—	258	—
Guaranteed annuity contract(2)	21,163	6	18,997	6
Short-term investments	12,676	4	7,391	2
Other	5,118	1	7,418	2
Total	$365,627	100	$328,871	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits (continued)

The following table presents liabilities for the defined-benefit pension plans at September 30, 2017 and December 31, 2016.
Pension Liability

	September 30, 2017	December 31, 2016
Funded defined benefit pension	$475,927	$449,613
SERP(1) (Active)	77,223	74,687
SERP(1) (Closed)	2,827	3,222
Pension Benefit Obligation	$555,977	$527,522

(1)	Supplemental executive retirement plan (SERP).
During the nine months ended September 30, 2017, the Company made $19 million in cash contributions to the qualified pension plans. Torchmark will not make any additional cash contributions in 2017.
With respect to the Company’s active nonqualified noncontributory SERP, life insurance policies on the lives of plan participants have been established with an unaffiliated carrier to provide for a portion of the Company’s obligations under the plan. These policies along with investments deposited with an unaffiliated trustee were previously placed in a Rabbi Trust to provide for the payment of the plan obligations. At September 30, 2017, the combined value of the insurance policies and investments in the Rabbi Trust to support plan liabilities were $94 million, compared with $86 million at December 31, 2016. Since this plan is nonqualified and therefore is treated as unfunded, the values of the insurance policies and investments are recorded as Other assets in the Condensed Consolidated Balance Sheets and are not included in the chart of plan assets above.

Note 9—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	115,921,134	119,480,642	116,772,652	120,476,813
Weighted average dilutive options outstanding	2,521,815	2,430,121	2,540,955	2,209,739
Diluted weighted average shares outstanding	118,442,949	121,910,763	119,313,607	122,686,552
Antidilutive shares	—	—	1,174,469	—

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
The majority of the Company’s required interest on net policy liabilities (benefit reserves less the deferred acquisition cost asset) is not credited to policyholder accounts. Instead, it is an actuarial assumption for discounting cash flows in the computation of benefit reserves and the amortization of the deferred acquisition cost asset. Investment income required to fund the required interest on net policy liabilities is removed from the investment segment and applied to the insurance segments to eliminate the effect of the required interest from the insurance segments. As a result, the investment segment measures net investment income against the required interest on net policy liabilities and financing costs, while the insurance segments simply measure premiums against net policy benefits and expenses. Management believes this presentation facilitates a more meaningful analysis of the Company’s underwriting and investment performance as the underwriting results are based on premiums, claims, and expenses and are not affected by unanticipated fluctuations in investment yields.

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
As discussed in Note 6—Commitments and Contingencies, the Company received an assessment from various state guaranty fund associations for the liquidation of Penn Treaty and its affiliate. The total estimated assessment for Torchmark's subsidiaries is approximately $10 million of which $1.4 million is estimated to be unrecoverable. We are anticipating the remaining amount of the assessments to be recovered through premium tax credits. The assessment expenses were considered a non-operational event and therefore were excluded from the core underwriting operations of the Company.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its pretax income and each significant line item in its Condensed Consolidated Statements of Operations.
Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2017
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$576,223	$242,991	$3					$819,217
Net investment income				$213,872				213,872
Other income					$361	$(30)	(2)	331
Total revenue	576,223	242,991	3	213,872	361	(30)		1,033,420
Expenses:
Policy benefits	386,445	155,774	9,000					551,219
Required interest on reserves	(152,862)	(19,617)	(12,433)	184,912				—
Required interest on DAC	46,893	5,881	172	(52,946)				—
Amortization of acquisition costs	98,268	23,458	608					122,334
Commissions, premium taxes, and non-deferred acquisition costs	44,748	21,746	7			1,362	(2,3)	67,863
Insurance administrative expense(1)					52,426			52,426
Parent expense					2,330			2,330
Stock compensation expense					8,263			8,263
Interest expense				20,970				20,970
Total expenses	423,492	187,242	(2,646)	152,936	63,019	1,362		825,405
Subtotal	152,731	55,749	2,649	60,936	(62,658)	(1,392)		208,015
Non-operating items						1,392	(3)	1,392
Measure of segment profitability (pretax)	$152,731	$55,749	$2,649	$60,936	$(62,658)	$—		209,407
Deduct applicable income taxes								(63,342)
Segment profits after tax								146,065
Add back income taxes applicable to segment profitability								63,342
Add (deduct) realized investment gains (losses)								12,595
Add (deduct) guaranty fund assessments(3)								(1,392)
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$220,610

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Guaranty fund assessments.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Three Months Ended September 30, 2016
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$546,415	$236,987	$9					$783,411
Net investment income				$202,720				202,720
Other income					$199	$(39)	(2)	160
Total revenue	546,415	236,987	9	202,720	199	(39)		986,291
Expenses:
Policy benefits	369,546	153,351	9,255					532,152
Required interest on reserves	(145,295)	(18,476)	(12,761)	176,532				—
Required interest on DAC	44,950	5,789	192	(50,931)				—
Amortization of acquisition costs	93,496	22,643	682					116,821
Commissions, premium taxes, and non-deferred acquisition costs	40,577	20,604	11			(39)	(2)	61,153
Insurance administrative expense(1)					49,248	257		49,505
Parent expense					1,955			1,955
Stock compensation expense					6,345			6,345
Interest expense				20,381				20,381
Total expenses	403,274	183,911	(2,621)	145,982	57,548	218		788,312
Subtotal	143,141	53,076	2,630	56,738	(57,349)	(257)		197,979
Non-operating items						257		257
Measure of segment profitability (pretax)	$143,141	$53,076	$2,630	$56,738	$(57,349)	$—		198,236
Deduct applicable income taxes								(58,422)
Segment profits after tax								139,814
Add back income taxes applicable to segment profitability								58,422
Add (deduct) realized investment gains (losses)								3,482
Add (deduct) non-operating fees								(257)
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$201,461

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Nine Months Ended September 30, 2017
	Life	Health	Annuity	Investment	Other & Corporate	Adjustments		Consolidated
Revenue:
Premium	$1,725,896	$730,557	$9					$2,456,462
Net investment income				$634,930				634,930
Other income					$1,239	$(99)	(2)	1,140
Total revenue	1,725,896	730,557	9	634,930	1,239	(99)		3,092,532
Expenses:
Policy benefits	1,166,289	470,104	26,923			2,094	(3)	1,665,410
Required interest on reserves	(452,339)	(57,859)	(37,245)	547,443				—
Required interest on DAC	139,042	17,530	524	(157,096)				—
Amortization of acquisition costs	296,646	71,801	1,916					370,363
Commissions, premium taxes, and non-deferred acquisition costs	132,094	64,599	25			1,293	(2,4)	198,011
Insurance administrative expense(1)					155,751			155,751
Parent expense					7,228			7,228
Stock compensation expense					24,809			24,809
Interest expense				62,825				62,825
Total expenses	1,281,732	566,175	(7,857)	453,172	187,788	3,387		2,484,397
Subtotal	444,164	164,382	7,866	181,758	(186,549)	(3,486)		608,135
Non-operating items						3,486	(3,4)	3,486
Measure of segment profitability (pretax)	$444,164	$164,382	$7,866	$181,758	$(186,549)	$—		611,621
Deduct applicable income taxes								(184,703)
Segment profits after tax								426,918
Add back income taxes applicable to segment profitability								184,703
Add (deduct) realized investment gains (losses)								6,142
Add (deduct) administrative settlements(3)								(2,094)
Add (deduct) guaranty fund assessments (4)								(1,392)
Pretax income from continuing operations per Condensed Consolidated Statements of Operations								$614,277

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Administrative settlements.
(4) Guaranty fund assessments.

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

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

The following table summarizes the measures of segment profitability for comparison. It also reconciles segment profits to net income.
Analysis of Profitability by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Life insurance underwriting margin	$152,731	$143,141	$444,164	$431,045
Health insurance underwriting margin	55,749	53,076	164,382	157,212
Annuity underwriting margin	2,649	2,630	7,866	6,202
Excess investment income	60,936	56,738	181,758	166,008
Other insurance:
Other income	361	199	1,239	1,086
Administrative expense	(52,426)	(49,248)	(155,751)	(146,129)
Corporate and adjustments	(10,593)	(8,300)	(32,037)	(26,694)
Segment profits before tax	209,407	198,236	611,621	588,730
Applicable taxes	(63,342)	(58,422)	(184,703)	(178,842)
Segment profits after tax	146,065	139,814	426,918	409,888
Discontinued operations (after tax)	(12)	9,959	(3,739)	(447)
After-tax total, after discontinued operations	146,053	149,773	423,179	409,441

Realized gains (losses)—investments (after tax)	8,186	2,263	6,235	5,057
Administrative settlements (after tax)	—	—	(1,361)	—
Guaranty fund assessments (after tax)	(905)	—	(905)	—
Non-operating fees (after tax)	—	(167)	—	(167)
Net income	$153,334	$151,869	$427,148	$414,331

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
The tables in Note 10 demonstrate how the measures of profitability are determined. Those tables also reconcile our revenues and expenses by segment to major income statement line items for the three month and nine month periods ended September 30, 2017 and 2016. Additionally, a table in that note, Analysis of Profitability by Segment, provides a summary of profitability measures that demonstrates year-to-year comparability and reconciles those measures to our net income. That summary represents our overall operations in the manner that management views the business, and is a basis of the following highlights discussion.
We use three statistical measures as indicators of future premium growth: “annualized premium in force", "net sales", and “first-year collected premium.” Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve month period. Annualized premium in force is an indicator of potential growth in premium revenue. Net sales is defined as annualized premium issued(1), net of cancellations in the first thirty days after issue, except for Globe Life Direct Response, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer has expired. Although lapses and terminations will occur, we believe that net sales is a useful indicator of the rate of acceleration of premium growth. First-year collected premium is the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first policy year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.
A discussion of operations by each segment follows later in this report. These discussions compare the first nine months of 2017 with the same period of 2016, unless otherwise noted. The following discussions are presented in the manner we view our operations, as described in Note 10.

(1) Annualized premium issued is the gross premium that would be received during the policies’ first year in force, assuming that none of the policies lapsed or terminated.

Highlights, comparing the first nine months of 2017 with the first nine months of 2016.
Net income per diluted common share increased 6% to $3.58 from $3.38. Included in net income were after-tax realized gains of $6.2 million in 2017 compared with gains of $5.1 million for the same period in 2016. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report. Net operating income from continuing operations is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net operating income from continuing operations increased 4% or $17 million to $427 million for the nine months ended September 30, 2017 compared with $410 million for the same 2016 period.
Total premium income rose 5% in 2017 to $2.5 billion. Total net sales increased 2% to $420 million, when compared with the same period in 2016. First-year collected premium was $339 million for the 2017 period, compared with $340 million for the 2016 period.
Life insurance premium income grew 5% to $1.7 billion. Life net sales increased 1% when compared with the same period in 2016. First-year collected life premium grew 1% during the first nine months of 2017 to $239 million over the same period in 2016. Life underwriting margin as a percentage of premium was flat at 26%. Underwriting income increased 3% to $444 million when compared with the same period in 2016.
Health insurance premium income increased 3% to $731 million over the prior year total of $710 million. Health net sales rose 6% to $104 million for the nine month period. First-year collected health premium fell 4% to $100 million. Health margins increased to 23% from 22% a year earlier. Underwriting income increased 5% to $164 million for the first nine months of 2017.
Insurance administrative expenses were up 6.6% in 2017 when compared with the prior year period. These expenses were 6.3% as a percentage of premium during the first nine months of 2017 compared with 6.2% a year earlier. The increase in administrative expenses was primarily due to an increase in other employee costs and investments in information technology.
Excess investment income is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs”. Excess investment income per diluted common share is an important measure to management. Refer to the Excess Investment Income section of this report for further details. Excess investment income per common share increased 13% in 2017 to $1.52 from $1.35 in the same period last year, while the dollar amount of excess investment income increased 9% to $182 million. Net investment income rose $34 million or 6% to $635 million in 2017, below the 7% growth in our average investment portfolio at amortized cost. The average effective yield earned on the fixed maturity portfolio, which represented 96% of our investments at amortized cost, decreased to 5.68% in the 2017 period from 5.80% in the prior period. Required interest rose 5% or $18 million to $390 million, in line with the growth in average net policy liabilities. Financing costs were flat at $63 million. Please refer to the discussion under Capital Resources for more information on debt and interest expense.
In the first nine months of 2017, we invested new money in fixed maturity securities at an effective annual yield of 4.74%, compared with 4.73% in the same period of 2016. These new investments had an average rating of BBB+ and an average life to maturity of twenty-four years. Approximately 96% of the fixed-maturity portfolio at amortized cost was investment grade at September 30, 2017. Cash and short-term investments were $154 million at that date, compared with $148 million at December 31, 2016.
The net unrealized gain position in our fixed maturity portfolio grew from $1.1 billion at December 31, 2016 to $1.7 billion at September 30, 2017 due primarily to changes in market interest rates.

Share Repurchases. We have an on-going share repurchase program which began in 1986 that is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 7, 2017. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent Company with excess cash flow. Excess cash flow is primarily made up of cash received from the insurance subsidiaries less dividends paid to shareholders and interest paid on our debt. See further discussion in the Capital Resources section below. Share purchases are also made with the proceeds from option exercises by current and former employees in order to reduce dilution. The following chart summarizes share purchases for the nine month periods ended September 30, 2017 and 2016.

Analysis of Share Purchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2017			2016
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	3,176	$242,841	$76.46	4,170	$240,108	$57.58
Option exercise proceeds	760	58,607	77.16	1,180	71,248	60.38
Total	3,936	$301,448	$76.59	5,350	$311,356	$58.20
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow.
A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first nine months of 2017 with the first nine months of 2016. Life insurance is our predominant segment, representing 70% of premium income and 72% of insurance underwriting margin in the first nine months of 2017. In addition, investments supporting the reserves for life business generate the majority of excess investment income attributable to the investment segment.
The following table presents the summary of results for life insurance.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,725,896	100	$1,639,156	100	$86,740	5
Net policy obligations	713,950	41	670,817	41	43,133	6
Commissions and acquisition expense	567,782	33	537,294	33	30,488	6
Insurance underwriting income before other income and administrative expense	$444,164	26	$431,045	26	$13,119	3

The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$741,392	43	$677,702	41	$63,690	9
Globe Life Direct Response	613,568	35	591,084	36	22,484	4
Liberty National Exclusive Agency	205,775	12	203,040	13	2,735	1
Other Agencies	165,161	10	167,330	10	(2,169)	(1)
Total	$1,725,896	100	$1,639,156	100	$86,740	5
Net sales, an indicator of new business production, increased 1% to $316 million when compared with the same period in 2016. An analysis of life net sales by distribution channel is presented below.

Life Insurance Net Sales (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$167,478	53	$157,949	50	$9,529	6
Globe Life Direct Response	106,652	34	116,224	37	(9,572)	(8)
Liberty National Exclusive Agency	34,609	11	29,856	10	4,753	16
Other Agencies	7,501	2	9,063	3	(1,562)	(17)
Total	$316,240	100	$313,092	100	$3,148	1
First-year collected life premium, defined earlier in this report, was $239 million in the 2017 period, rising 1% over the same period in 2016. First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$135,935	57	$129,878	55	$6,057	5
Globe Life Direct Response	70,989	30	75,784	32	(4,795)	(6)
Liberty National Exclusive Agency	24,587	10	21,707	9	2,880	13
Other Agencies	7,325	3	8,801	4	(1,476)	(17)
Total	$238,836	100	$236,170	100	$2,666	1

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on referrals and other affinity groups to help ensure sustainable growth. This agency is the largest contributor to life premium and underwriting margin of any distribution channel. This group produced premium income of $741 million, an increase of 9%. First-year collected premium was $136 million, an increase of 5%. Net sales rose 6% to $167 million. Sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average agent count increased 5% to 6,962 for the nine months ended September 30, 2017, compared with 6,603 for the same period in 2016. As is the case with all Torchmark agencies, the average agent count is based on the actual count at the end of each week during the period. The American Income Exclusive Agency has been focusing on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, the agency has placed an increased emphasis on training and financial incentives that appropriately reward agents at all levels for helping develop and train its agents. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for their level of experience and responsibility. We are also making considerable investments in information technology in support of the agency.
The Globe Life Direct Response Unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Globe Life Direct Response channel’s growth over the years has been fueled by constant innovation. In recent years, electronic media production has grown rapidly as management has increased marketing activities related to internet and mobile technology, and has focused on driving traffic to an inbound call center. We continually introduce new initiatives in this unit in an attempt to increase response rates.
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
Globe Life Direct Response’s life premium income rose 4% to $614 million, representing 35% of Torchmark’s total life premium in the first nine months of 2017. Net sales of $107 million for this group decreased 8%. First-year collected premium decreased 6% to $71 million. The underwriting margin, as a percent of premium, was 15.6%, up from 15.2% in the year-ago quarter. While higher claims will cause the underwriting margin to be lower for the full year 2017 as compared with 2016, the increase in the quarter was fully in line with our expectations. The sales and first-year collected premium declines were expected as we continue to refine our marketing efforts in a manner intended to optimize underwriting profits.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $206 million in the first nine months of 2017 compared with $203 million for the same period in 2016. First-year collected premium increased 13% to $25 million. Net sales for the Liberty National Agency increased 16% to $35 million. The increases in first-year collected premium and net sales are the largest percentage increases of any of Torchmark's life distribution channels.
The Liberty National average agent count increased 17% to 1,985 for the nine months ended September 30, 2017 compared with 1,693 for the same period in 2016. We continue to execute our long term plan to grow this agency through expansion from small town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, our prospecting training program has helped to improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels primarily include independent agencies selling predominantly life insurance. The Other Agencies contributed $165 million of life premium income, or 10% of Torchmark’s total in the first nine months of 2017, but contributed only 2% of net sales for the period.

Health insurance, comparing the first nine months of 2017 with the first nine months of 2016. Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
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
Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$730,557	100	$709,936	100	$20,621	3
Net policy obligations	412,245	56	404,584	57	7,661	2
Commissions and acquisition expense	153,930	21	148,140	21	5,790	4
Insurance underwriting income before other income and administrative expense	$164,382	23	$157,212	22	$7,170	5

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$8,686		$9,737		$(1,051)	(11)
Medicare Supplement	263,904		256,572		7,332	3
	272,590	37	266,309	38	6,281	2
Family Heritage Agency
Limited-benefit plans	188,350		175,538		12,812	7
Medicare Supplement	—		—		—	—
	188,350	26	175,538	25	12,812	7
Liberty National Exclusive Agency
Limited-benefit plans	108,085		106,343		1,742	2
Medicare Supplement	39,988		46,080		(6,092)	(13)
	148,073	20	152,423	21	(4,350)	(3)
American Income Exclusive Agency
Limited-benefit plans	66,077		62,477		3,600	6
Medicare Supplement	198		241		(43)	(18)
	66,275	9	62,718	9	3,557	6
Direct Response
Limited-benefit plans	425		407		18	4
Medicare Supplement	54,844		52,541		2,303	4
	55,269	8	52,948	7	2,321	4
Total Health Premium
Limited-benefit plans	371,623	51	354,502	50	17,121	5
Medicare Supplement	358,934	49	355,434	50	3,500	1
Total	$730,557	100	$709,936	100	$20,621	3

Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$388		$428		$(40)	(9)
Medicare Supplement	33,052		31,799		1,253	4
	33,440	32	32,227	33	1,213	4
Family Heritage Agency
Limited-benefit plans	41,755		38,144		3,611	9
Medicare Supplement	—		—		—	—
	41,755	40	38,144	39	3,611	9
Liberty National Exclusive Agency
Limited-benefit plans	14,558		14,665		(107)	(1)
Medicare Supplement	—		8		(8)	(100)
	14,558	14	14,673	15	(115)	(1)
American Income Exclusive Agency
Limited-benefit plans	10,369		9,463		906	10
Medicare Supplement	—		—		—	—
	10,369	10	9,463	9	906	10
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	3,790		3,607		183	5
	3,790	4	3,607	4	183	5
Total Net Sales
Limited-benefit plans	67,070	65	62,700	64	4,370	7
Medicare Supplement	36,842	35	35,414	36	1,428	4
Total	$103,912	100	$98,114	100	$5,798	6

The following table presents health insurance first-year collected premium by distribution channel. Health first-year collected premium fell 4% to $100 million as a result of lower group sales in 2016. Group sales can vary significantly from period to period.
Health Insurance
First-Year Collected Premium
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2017		2016		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$344		$433		$(89)	(21)
Medicare Supplement	39,306		47,653		(8,347)	(18)
	39,650	40	48,086	46	(8,436)	(18)
Family Heritage Agency
Limited-benefit plans	33,116		30,311		2,805	9
Medicare Supplement	—		—		—	—
	33,116	33	30,311	29	2,805	9
Liberty National Exclusive Agency
Limited-benefit plans	12,256		11,946		310	3
Medicare Supplement	2		2		—	—
	12,258	12	11,948	12	310	3
American Income Exclusive Agency
Limited-benefit plans	10,840		10,188		652	6
Medicare Supplement	—		—		—	—
	10,840	11	10,188	10	652	6
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	4,108		3,161		947	30
	4,108	4	3,161	3	947	30
Total First-Year Collected Premium
Limited-benefit plans	56,556	57	52,878	51	3,678	7
Medicare Supplement	43,416	43	50,816	49	(7,400)	(15)
Total	$99,972	100	$103,694	100	$(3,722)	(4)

A discussion of health operations by distribution channel follows:
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $273 million, representing 37% of Torchmark’s total health premium. Net sales were $33 million, or 32% of Torchmark’s health sales. This agency primarily produces Medicare Supplement insurance, with Medicare Supplement premium income of $264 million. The UA Independent Agency represents approximately 74% of all Torchmark Medicare Supplement premium and 90% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 3%. Total health premium increased 2%. Net sales of the Medicare Supplement product increased 4% in 2017 as a result of an increase in group sales. First-year collected health premium fell 18% to $40 million, as a result of a high level of group sales in the fourth quarter of 2015 that positively affected the 2016 first-year collected premium.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency by continuing the incorporation of Torchmark’s agent recruiting programs. The Family Heritage Agency contributed $42 million and $38 million in net sales in the nine months of 2017 and 2016, respectively.

Health premium income was $188 million for the nine month period of 2017, representing 26% of Torchmark’s health premium compared with $176 million or 25% of health premium in the prior year period. The average agent count was 984 for the nine months ended September 30, 2017 compared with 915 for the same period in 2016, an increase of 8%.
The Liberty National Exclusive Agency represented 20% of all Torchmark health premium income at $148 million in the nine months of 2017. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2017, health premium income in the Liberty Agency declined $4 million to $148 million from prior year premium. Liberty’s health premium decline is primarily due to its declining Medicare Supplement block as we are no longer selling these products from this agency.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium in the 2017 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response unit markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $4 million of Medicare Supplement net sales in 2017.
Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.
Operating expenses, comparing the first nine months of 2017 with the first nine months of 2016. Operating expenses consist of insurance administrative expenses and Parent Company expenses. Also included is stock compensation expense, which is viewed by us as Parent Company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017		2016
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$70,505	2.9	$67,683	2.9
Other employee costs	25,320	1.0	21,834	0.9
Information technology costs	19,325	0.8	17,712	0.7
Legal costs	6,520	0.2	6,352	0.3
Other administrative costs	34,081	1.4	32,548	1.4
Total insurance administrative expenses	155,751	6.3	146,129	6.2

Parent company expense	7,228		6,360
Stock compensation expense	24,809		20,334
Non-operating fees	—		257
Total operating expenses, per Condensed Consolidated Statements of Operations	$187,788		$173,080

Insurance administrative expenses:
Increase (decrease) over prior year	6.6%		5.4%
Total operating expenses:
Increase (decrease) over prior year	8.5%		3.6%
Insurance administrative expenses of $156 million were up 6.6% in 2017 when compared with the prior year period of $146 million. As a percentage of total premium, insurance administrative expenses were 6.3% in 2017 compared with 6.2% in 2016. The increase in other employee costs was due primarily to higher pension expense driven by lower interest rates. The increase in information technology costs was due to investments that will enhance our customer experience, improve our data analytics capabilities, improve our ability to react quickly to future changes and bolster our information security programs.
The increase in stock compensation expense was primarily due to higher expense associated with equity awards, reflecting Torchmark's higher share price as compared with the same period a year ago.
Investments (excess investment income), comparing the first nine months of 2017 with the first nine months of 2016. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 10—Business Segments. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $7.0 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per diluted common share of $15.90) after determining that the repurchases provided a greater return than other investment alternatives. Share repurchases reduce excess investment income because of the foregone earnings on the cash that would otherwise have been invested in interest-bearing assets, but they also reduce the number of shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.
The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted common share.
Excess Investment Income
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Net investment income	$634,930	$601,415	$33,515	6
Interest on net insurance policy liabilities:
Interest on reserves	(547,443)	(524,093)	(23,350)	4
Interest on deferred acquisition costs	157,096	151,546	5,550	4
Net required interest	(390,347)	(372,547)	(17,800)	5
Financing costs	(62,825)	(62,860)	35	—
Excess investment income	$181,758	$166,008	$15,750	9

Excess investment income per diluted share	$1.52	$1.35	$0.17	13

Average invested assets (at amortized cost)	$15,275,412	$14,339,950	$935,462	7
Average net insurance policy liabilities(1)	9,306,010	8,896,284	409,726	5
Average debt and preferred securities (at amortized cost)	1,471,616	1,361,234	110,382	8
(1) Interest bearing policy liabilities, net of deferred acquisition costs and excluding the attributed unrealized gains and losses thereon.

Excess investment income for the 2017 period increased 9% to $182 million when compared to $166 million in the same period in 2016. The increase in excess investment income is primarily attributed to flat interest expense and an increase in net investment income due to the decline in the negative impact of delays of receiving Medicare Part D reimbursements. On a per diluted common share basis, excess investment income increased 13%, higher than the percentage increase in the dollar amount of excess investment income as a result of our share repurchase program.
Net investment income increased $34 million or 6% in 2017, below the 7% increase in average invested assets (with fixed maturities at amortized cost) over the same period last year. Net investment income has been negatively impacted during recent years by low interest rates on new investments and the turnover of higher-yielding assets in the portfolio. As such, growth in net investment income has been slower than the growth in mean invested assets in recent years. The effective annual yield earned on the fixed maturity portfolio was 5.68% in the first nine months of 2017, compared with 5.80% a year earlier. The decrease in the overall portfolio yield during recent periods is due primarily to investing at lower yield rates than the overall portfolio yield rates and reinvesting at yield rates lower than disposition yield rates. We currently expect that the average annual turnover of fixed maturity assets during the next five years will not exceed 1% to 2% of the portfolio and that this turnover will not have a material negative impact on investment income.
Should interest rates rise, especially long-term rates, Torchmark's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 90 to 95 basis points before the net unrealized gains on our fixed maturity portfolio as of September 30, 2017 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability, to hold our fixed maturities to maturity.
Required interest on net insurance policy liabilities reduces net investment income since it is the amount of net investment income considered by management necessary to “fund” net insurance policy liabilities, which is the net of the benefit reserve liability and deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the interest required by the insurance segments. As discussed in Note 10—Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used to discount the benefit reserve liability and to amortize the deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.
Required interest on net insurance policy liabilities increased $18 million or 5% to $390 million, in line with the growth in average net interest-bearing insurance policy liabilities.
Financing costs on our debt were flat in the first nine months of 2017 at $63 million.
More information concerning debt can be found in the Capital Resources section of this report.
Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Interest on funded debt	$55,089	$57,647	$(2,558)	(4)
Interest on term loan	1,706	536	1,170	*
Interest on short term debt	6,026	4,674	1,352	29
Other	4	3	1	33
Financing costs	$62,825	$62,860	$(35)	—
*Percent change is not meaningful.

Investments (acquisitions), comparing the first nine months of 2017 with the first nine months of 2016. Torchmark’s investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.
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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cost of acquisitions(1):
Corporate securities	$1,046,773	$910,085
Other	5,932	15,737
Total fixed maturity acquisitions	$1,052,705	$925,822

Effective annual yield(2)	4.74%	4.73%
Average life (in years, to next call)	22.8	24.1
Average life (in years, to maturity)	23.7	24.8
Average rating	BBB+	BBB+

(1) Total fixed maturity acquisitions include unsettled trades of $10.0 million in 2017 and $15.7 million in 2016.
(2) Tax-equivalent basis, where the yield on tax-exempt securities, is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade.
Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2017 was as follows:
Invested Assets at September 30, 2017
(Dollar amounts in thousands)

	Amount	% of Total
Fixed maturities (at amortized cost)	$14,914,580	96
Policy loans	523,318	3
Other long-term investments(1)	69,592	1
Short-term investments	65,482	—
Total	$15,572,972	100
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

Fixed Maturities. The following table summarizes certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2017.

Fixed Maturities by Sector
At September 30, 2017
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$58,294	$2,842	$(3,381)	$57,755	$2,003,179	$319,173	$(4,544)	$2,317,808	13	14
Banks	31,035	624	(3,030)	28,629	739,517	107,348	(3,191)	843,674	5	5
Other financial	74,955	—	(19,204)	55,751	793,595	59,983	(21,175)	832,403	5	5
Total financial	164,284	3,466	(25,615)	142,135	3,536,291	486,504	(28,910)	3,993,885	23	24
Utilities
Electric	20,713	1,239	—	21,952	1,469,534	275,245	(2,332)	1,742,447	10	11
Gas and water	—	—	—	—	507,550	51,148	(439)	558,259	3	3
Total utilities	20,713	1,239	—	21,952	1,977,084	326,393	(2,771)	2,300,706	13	14
Industrial - Energy
Pipelines	40,598	531	(2,250)	38,879	865,245	100,340	(5,289)	960,296	6	6
Exploration and production	28,918	777	—	29,695	531,485	61,007	(4,023)	588,469	4	4
Oil field services	33,871	—	(4,568)	29,303	83,730	9,127	(4,568)	88,289	1	1
Refiner	—	—	—	—	67,012	14,611	(5)	81,618	—	—
Driller	54,582	211	(14,185)	40,608	54,582	211	(14,185)	40,608	—	—
Total energy	157,969	1,519	(21,003)	138,485	1,602,054	185,296	(28,070)	1,759,280	11	11
Industrial - Basic materials
Chemicals	—	—	—	—	541,902	45,379	(497)	586,784	4	4
Metals and mining	68,073	7,831	—	75,904	390,213	74,145	—	464,358	3	3
Forestry products and paper	—	—	—	—	112,311	15,338	—	127,649	1	1
Total basic materials	68,073	7,831	—	75,904	1,044,426	134,862	(497)	1,178,791	8	8
Industrial - Consumer, non-cyclical	—	—	—	—	1,770,933	168,731	(7,462)	1,932,202	11	11
Other industrials	47,204	2,792	(29)	49,967	1,357,486	164,785	(2,430)	1,519,841	9	9
Industrial - Transportation	26,572	387	(246)	26,713	551,533	77,257	(614)	628,176	4	4
Other corporate sectors	116,459	4,920	(5,094)	116,285	1,300,884	120,485	(11,667)	1,409,702	9	8
Total corporates	601,274	22,154	(51,987)	571,441	13,140,691	1,664,313	(82,421)	14,722,583	88	89
Other fixed maturities:
Government (U.S., municipal, and foreign)	306	—	(36)	270	1,568,390	142,000	(1,205)	1,709,185	11	10
Collateralized debt obligations	59,204	19,558	(8,994)	69,768	59,204	19,558	(8,994)	69,768	—	—
Other asset-backed securities	—	—	—	—	144,701	4,967	(17)	149,651	1	1
Mortgage-backed securities(1)	—	—	—	—	1,594	133	(1)	1,726	—	—
Total fixed maturities	$660,784	$41,712	$(61,017)	$641,479	$14,914,580	$1,830,971	$(92,638)	$16,652,913	100	100
(1) Includes GNMA's.

At September 30, 2017, fixed maturities had a fair value of $16.7 billion, compared with $15.2 billion at December 31, 2016. The net unrealized gain position in the fixed-maturity portfolio increased from $1.1 billion at December 31, 2016 to $1.7 billion at September 30, 2017. The September 30, 2017 net unrealized gain consisted of gross unrealized gains of $1.8 billion offset by $93 million of gross unrealized losses, compared with the December 31, 2016 net unrealized gain which consisted of a gross unrealized gain of $1.3 billion and a gross unrealized loss of $216 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% of amortized cost and 89% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers; the total fixed maturity portfolio consisted of 600 issuers. The net unrealized gain of the fixed maturity portfolio increased $681 million from December 31, 2016.
An analysis of the fixed maturity portfolio at September 30, 2017 by a composite quality rating is shown in the table below. The composite quality rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above (It should be noted that the composite quality rating is not a Standard & Poor's credit rating. Standard and Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating.) Included in the chart below are private placement fixed maturity holdings of $593 million at amortized cost ($615 million at fair value). The ratings for these holdings were assigned by the third party managers of those securities.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	September 30, 2017
	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$647,007	4	$681,920	4
AA	1,261,049	9	1,418,391	9
A	4,023,931	27	4,727,798	28
BBB+	3,493,852	23	3,886,434	23
BBB	3,201,975	22	3,531,015	21
BBB-	1,625,982	11	1,765,876	11
Investment grade	14,253,796	96	16,011,434	96
Below investment grade:
BB	362,855	2	351,691	2
B	161,422	1	140,346	1
Below B	136,507	1	149,442	1
Below investment grade	660,784	4	641,479	4
	$14,914,580	100	$16,652,913	100
Of the $14.9 billion of fixed maturities at amortized cost as of September 30, 2017, $14.3 billion or 96% were investment grade with an average rating of A-. Below-investment-grade bonds were $661 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 16% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2017. Overall, the total portfolio was rated BBB+ based on amortized cost, the same as at the end of 2016.

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first nine months of 2017 is as follows:
Below-Investment-Grade Bonds
(Dollar amounts in thousands)

Balance as of December 31, 2016	$751,144
Downgrades by rating agencies	—
Upgrades by rating agencies	(76,659)
Disposals	(16,422)
Amortization and other	2,721
Balance as of September 30, 2017	$660,784

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
Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	September 30, 2017	December 31, 2016	September 30, 2016
Average annual effective yield(1)	5.63%	5.74%	5.76%
Average life, in years, to:
Next call(2)	17.4	17.6	17.6
Maturity(2)	19.2	19.8	19.9
Effective duration to:
Next call(2)(3)	10.7	10.4	10.8
Maturity(2)(3)	11.4	11.3	11.6

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
Realized Gains and Losses, comparing the first nine months of 2017 with the first nine months of 2016. As discussed in Note 10—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Because these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2017		2016
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Investment sales	$3,153	$0.02	$3,847	$0.03
Investments called or tendered	5,628	0.05	995	0.01
Investment writedowns (1)	(159)	—	—	—
Other investments	(2,387)	(0.02)	215	—
Total	$6,235	$0.05	$5,057	$0.04

(1) Written down due to other-than-temporary impairment.
(1) Written down due to other-than-temporary impairment

Financial Condition
Liquidity. Liquidity provides Torchmark with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is evidenced by consistent positive cash flow, a portfolio of marketable investments, and our line of credit facility.
Insurance subsidiary liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. In addition to investment income, maturities and scheduled repayments in the investment portfolio are sources of cash. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the parent company, subject to regulatory restriction. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the leading source of the excess cash is investment income, due to our high underwriting margins and effective expense control, a significant portion of the excess cash also comes from underwriting income.
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first nine months of 2017, the Parent Company received $309 million of cash dividends from subsidiaries, compared with $273 million in 2016. The increase in cash dividends received from subsidiaries was primarily due to the timing of dividend payments. For the full year 2017, cash dividends from subsidiaries are expected to total approximately $452 million.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, and a credit facility. At September 30, 2017, the Parent Company had $55 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Credit Facility. We have a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. We may request the extension, however, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which we may issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest on the commercial paper program is charged at variable rates. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of September 30, 2017, we were in full compliance with those covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt.
The following table presents certain information about our commercial paper borrowings.
Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2017	December 31, 2016	September 30, 2016
Balance of commercial paper at end of period (par value)	$305,800	$262,850	$266,000
Annualized interest rate	1.44%	0.96%	0.85%
Letters of credit outstanding	$177,000	$177,000	$177,000
Remaining amount available under credit line	267,200	310,150	307,000

	Nine Months Ended September 30,
	2017	2016
Average balance of commercial paper outstanding during period (par value)	$336,664	$297,065
Daily-weighted average interest rate (annualized)	1.24%	0.81%
Maximum daily amount outstanding during period (par value)	$455,912	$412,676
Our balance of commercial paper outstanding at September 30, 2017 was $306 million compared with $263 million at the previous year end. We have had no difficulties in accessing the commercial paper market under this facility during the nine month periods ended September 30, 2017 and 2016.
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
Consolidated liquidity. Consolidated net cash inflows from continuing operations were $1 billion in the first nine months of 2017, compared with $889 million in the same period of 2016. The increase is primarily attributable to timing of cash disbursements and fluctuations in amounts recorded in other liabilities. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities available for sale in the amount of $306 million during the 2017 period. As previously noted under the caption Credit Facility, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short-term investments were $154 million at September 30, 2017, compared with $148 million at December 31, 2016. In addition to these liquid assets, the entire $16.7 billion (fair value at September 30, 2017) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
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
The outstanding long-term debt at book value was $1.1 billion at September 30, 2017 and December 31, 2016. An analysis of debt issues outstanding is as follows at September 30, 2017.
Selected Information about Debt Issues
at September 30, 2017
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Notes	2023	7.875%		$165,612	$164,236	$198,786
Senior Notes	2019	9.250%		292,647	291,767	327,057
Senior Notes(1)	2022	3.800%		150,000	148,404	154,449
Junior Subordinated Debentures	2052	5.875%		125,000	120,954	126,700
Junior Subordinated Debentures	2036	4.620%	(2)	20,000	20,000	20,000
Junior Subordinated Debentures	2056	6.125%		300,000	290,445	321,240
Term loan(3)	2021	2.489%	(4)	98,750	98,750	98,750
				1,152,009	1,134,556	1,246,982
Less current maturity of term loan(3)				3,750	3,750	3,750
Total long-term debt				1,148,259	1,130,806	1,243,232

Current maturity of term loan(3)				3,750	3,750	3,750
Commercial paper				305,800	305,252	305,252
Total short term debt				309,550	309,002	309,002

Total debt				$1,457,809	$1,439,808	$1,552,234

(1) An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2) Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
(3) The current amount of the term loan due of $3.8 million is classified as short term debt.
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
As previously noted under the caption Results of Operations in this report, we acquired 3.2 million of our outstanding common shares under our share repurchase program during the first nine months of 2017. These shares were acquired at a cost of $243 million (average of $76.46 per share), compared with purchases of 4.2 million shares at a cost of $240 million (average of $57.58 per share) in the first nine months of 2016.
On August 28, 2017, the Company announced that it had declared a quarterly dividend of 0.15 per share. This dividend was paid on November 1, 2017.
Shareholders’ equity was $5.2 billion at September 30, 2017. This compares with $4.6 billion at December 31, 2016 and $5.1 billion at September 30, 2016. During the nine months since December 31, 2016, shareholders’ equity was increased by $442 million of after-tax unrealized gains in the fixed-maturity portfolio as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $427 million. Share purchases of $243 million noted above during the period reduced shareholders’ equity.
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
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	September 30, 2017		December 31, 2016		September 30, 2016
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$16,652,913	$1,738,333	$15,245,861	$1,057,811	$15,837,700	$1,893,233
Deferred acquisition costs(2)	3,911,800	(11,273)	3,783,158	(10,281)	3,739,526	(12,698)
Total assets	22,993,607	1,727,060	21,436,087	1,047,530	22,077,031	1,880,535
Short-term debt	309,002	—	264,475	—	266,892	—
Long-term debt	1,130,806	—	1,133,165	—	1,133,544	—
Shareholders' equity	5,167,685	1,122,589	4,566,861	680,894	5,086,383	1,222,348

Book value per diluted share	43.78	9.51	37.76	5.63	41.94	10.08
Debt to capitalization(3)	21.8%	(4.5)%	23.4%	(3.1)%	21.6%	(5.0)%

Diluted shares outstanding	118,028		120,958		121,271
Actual shares outstanding	115,359		118,031		118,895

(1) Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2) Includes the value of insurance purchased.
(3) Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.8 times in the first nine month of 2017, compared with 10.5 times in the 2016 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2017.
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
As of the end of the fiscal quarter completed September 30, 2017, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
For the quarter ended September 30, 2017, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

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

See further discussion of litigation and unclaimed property audits in Note 6—Commitments and Contingencies.

Item 1A. Risk Factors
Torchmark had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)    Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2017	148,621	$78.04	148,621
August 1-31, 2017	775,262	77.79	775,262
September 1-30, 2017	337,147	76.48	337,147
At its August 7, 2017 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended September 30, 2017

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 7, 2017	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: November 7, 2017	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: November 7, 2017	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer