Form 10-K
period 2017-12-31
TORCHMARK CORP
filed 2018-02-27
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,893,792,769 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2018
Common Stock, $1.00 par value per share	114,081,876 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2018 (Proxy Statement)	Part III

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution

American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to working families.	6,880 producing agents in the U.S., Canada, and New Zealand.
Globe Life Direct Response	Globe Life And Accident Insurance Company McKinney, Texas	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement to middle-income Americans.	Nationwide distribution through direct-to-consumer channels; including direct mail, electronic media and insert media.
Family Heritage Exclusive Agency	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to middle-income families.	1,076 producing agents in the U.S.
Liberty National Exclusive Agency	Liberty National Life Insurance Company McKinney, Texas	Individual life and supplemental health insurance marketed to middle-income families.	2,106 producing agents in the U.S.
United American Independent Agency	United American Insurance Company McKinney, Texas	Medicare Supplement coverage to Medicare beneficiaries and, to a lesser extent, supplemental limited-benefit health coverage to people under age 65.	4,192 independent producing agents in the U.S.

Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 14—Business Segments in the Notes to the Consolidated Financial Statements.

TMK 2017 FORM 10-K

Insurance

Life Insurance

Torchmark’s insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following table presents selected information about Torchmark’s life products.

	Annualized Premium in Force (Dollar amounts in thousands)
	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Whole life:
Traditional	$1,567,077	66	$1,471,054	65	$1,378,290	64
Interest-sensitive	44,286	2	47,358	2	50,808	2
Term	664,558	28	657,797	29	642,599	30
Other	97,178	4	86,527	4	78,801	4
	$2,373,099	100	$2,262,736	100	$2,150,498	100

The distribution methods for life insurance products include direct response, exclusive agents and independent agents. These methods are described in more depth in the Distribution Method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	Annualized Premium in Force (Dollar amounts in thousands)
	2017	2016	2015
Globe Life Direct Response	$796,628	$782,222	$757,518
Exclusive agents:
American Income	1,059,216	966,990	880,021
Liberty National	295,235	288,005	284,597
Independent agents:
United American	12,121	13,292	14,488
Other	209,899	212,227	213,874
	$2,373,099	$2,262,736	$2,150,498

Health Insurance

Torchmark offers Medicare Supplement and limited-benefit supplemental health insurance products that include primarily critical illness and accident plans. These policies are designed to supplement health coverage that applicants already own. Medicare Supplements are offered to enrollees in the traditional fee-for-service Medicare program. Medicare Supplement plans are standardized by federal regulation and are designed to pay deductibles and co-payments not paid by Medicare.

On July 1, 2016, Torchmark sold its Medicare Part D business to an unaffiliated third party. Torchmark decided to exit its Medicare Part D business due to increasing risks, declining margins, higher drug costs, and increased administrative and compliance costs. Management believes this sale allows the Company to better focus on its core protection life and health insurance businesses. As the historical results for the Medicare Part D business are accounted for as discontinued operations, all business results and relevant forward looking statements of the Company are reported as continuing operations, excluding the Medicare Part D business.  For further discussion of the disposition of the Medicare Part D business, see Note 6—Discontinued Operations.

TMK 2017 FORM 10-K

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2017 by product category.

	Annualized Premium in Force (Dollar amounts in thousands)
	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$495,982	49	$502,691	51	$498,696	51
Limited-benefit plans	522,038	51	495,943	49	474,346	49
	$1,018,020	100	$998,634	100	$973,042	100

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2017 by distribution method.

	Annualized Premium in Force (Dollar amounts in thousands)
	2017	2016	2015
Direct Response	$76,672	$74,261	$72,423
Exclusive agents:
Liberty National	205,136	210,260	216,139
American Income	84,775	78,947	74,058
Family Heritage	268,584	249,857	234,120
Independent agents:
United American	382,853	385,309	376,302
	$1,018,020	$998,634	$973,042

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ended December 31, 2017 comprised less than 1% of premium.

Pricing

Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, investment income, expenses, and target profit margins. These assumptions are based on Company experience and projected investment earnings. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on annuity products and certain individual life products. Profitability is affected to the extent actual experience deviates from the assumptions made in pricing and to the extent investment income varies from that required for policy reserves.

Collections for annuity products and certain life products are not recognized as revenues, but are added to policyholder account values. Revenues from these products are derived from charges to the account balances for insurance risk and administrative costs. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income in excess of the amounts credited to policyholder accounts.

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

TMK 2017 FORM 10-K

Reserves

The life insurance policy reserves reflected in Torchmark’s financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Torchmark’s reserves are reported in Note 1—Significant Accounting Policies. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Approximately 96% of our invested assets at fair value are fixed maturities at December 31, 2017. (See Note 4—Investments and Management’s Discussion and Analysis.)

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

Risk Based Capital. The NAIC requires that a risk based capital formula be applied to all life and health insurers. The risk based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All Torchmark insurance subsidiaries are more than adequately capitalized under the risk based capital formula.

Guaranty Assessments. State guaranty laws provide for assessments from insurance companies to be placed into a fund which is used, in the event of failure or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount which a company is assessed is based on its proportional share of the premium in each state. A significant portion of assessments are recoverable as offsets against state premium taxes. (See Note 15—Commitments and Contingencies for current assessment.)

Holding Company. States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to

TMK 2017 FORM 10-K

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

Personnel

At the end of 2017, Torchmark had 3,102 employees.

TMK 2017 FORM 10-K

Item 1A. Risk Factors

Risks Related to Our Business

Product Marketplace and Operational Risks:

The insurance industry is a regulated industry, populated by many public and private companies. We operate in the life and health insurance sectors of the industry, each of which has its own set of risks.

The development and maintenance of our various distribution systems are critical to growth in product sales and profits. Development and retention of producing agents are critical to support sales growth in this market because our insurance sales are primarily made to individuals rather than groups and the face amounts of the life insurance policies sold are typically lower than those of policies sold in higher-income markets. Compensation that is competitive with other career opportunities and motivates producing agents to increase sales is also critical. In Globe Life Direct Response, continuous development of new methods of reaching the consumer and cost efficiency are key. Less than optimum execution of these strategies may result in reduced sales and profits.

Economic conditions may materially adversely affect our business and results of operations. We primarily serve the middle-income market for individual protection life and health insurance and, as a result, we compete directly with alternative uses of a customer’s disposable income. If disposable income within this demographic group declines or the use of disposable income becomes more limited as a result of a significant, sustained economic downturn or otherwise, then new sales of our insurance products could become more challenging, and our policyholders may choose to defer or stop payment of insurance premiums altogether. Economic conditions could also impact our investment portfolio as discussed under Investment Risks below.

Variations in expected-to-actual rates of mortality, morbidity and persistency could materially negatively affect our results of operations and financial condition. We establish policy reserves to pay future policyholder benefits and claims. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity and persistency, as well as the timing of premium and benefit payments. Even though our actuaries continually test expected-to-actual results, actual levels that occur may differ significantly from the levels assumed when premium rates were first set. Accordingly, we cannot determine with precision the ultimate amounts of claims or benefits that we will pay or the timing of such payments. Significant adverse variations from the levels assumed when policy reserves are first set could result in increased policy obligations and negatively affect our profit margins and income.

A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition and results of operations. Various rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in our insurance products. A downgrade or other negative action by a rating agency with respect to the financial strength ratings of our insurance subsidiaries could negatively affect us in many ways, including: limiting or restricting the ability of our insurance subsidiaries to pay dividends to us and adversely affecting our ability to sell insurance products through our independent agencies.

Rating agencies also publish credit ratings for us. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to our overall ability to access certain types of capital. Actual or anticipated downgrades in our credit ratings, or an announcement that our ratings are under further review for a downgrade, could potentially have a negative effect on our financial condition and results of operations by limiting our access to capital markets, increasing the cost of debt, or impairing our ability to raise capital to refinance maturing debt obligations, thereby potentially limiting our capacity to support growth at our insurance subsidiaries or making it more difficult to maintain or improve the current financial strength ratings of our insurance subsidiaries.

Ratings reflect only the rating agency’s views and are not recommendations to buy, sell or hold our securities. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models. Changes to the models

TMK 2017 FORM 10-K

could impact the rating agencies’ judgment of the rating to be assigned to the rated company. There can be no assurance that our current credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. We cannot predict what actions the rating agencies may take, or what actions we may take in response to the actions of the rating agencies which could negatively affect our business, financial condition and results of operations.

Life Insurance Marketplace Risk:

Our life products are sold in selected niche markets. We are at risk should any of these markets diminish. We have several life distribution channels that focus on distinct market niches, two of which are labor unions and sales via Globe Life Direct Response solicitation. Deterioration of our relationships with organized labor or adverse changes in the public’s receptivity to direct response marketing initiatives could negatively affect our life insurance business.

Health Insurance Marketplace Risks:

The health insurance market is subject to substantial regulatory scrutiny. Regulatory changes could impact our Medicare Supplement and other supplemental health businesses. The nature and timing of any such changes cannot be predicted and could have a material adverse effect on our health insurance business.

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

Obtaining timely and appropriate premium rate increases for certain health insurance policies is critical. A significant percentage of the health insurance premiums that our insurance subsidiaries earn is from Medicare Supplement insurance. Medicare Supplement insurance, including conditions under which the premiums for such policies may be increased, is highly regulated at both the state and federal level. As a result, it is characterized by lower profit margins than life insurance and requires strict administrative discipline and economies of scale for success. Because Medicare Supplement policies are coordinated with the federal Medicare program, which experiences health care inflation every year, annual premium rate increases for the Medicare Supplement policies are typically necessary. Obtaining timely rate increases is of critical importance to our success in this market. Accordingly, the inability of our insurance subsidiaries to obtain approval of premium rate increases in a timely manner from state insurance regulatory authorities in the future could adversely impact their profitability and thus our business, financial condition and results of operations.

Information Security and Technology Risks:

The failure to maintain effective and efficient information systems at the Company could compromise secure data thereby adversely affecting our financial condition and results of operations. Our business operations are highly dependent upon information technology systems to provide efficient and resilient business operations. Malicious actors, employee errors or disasters affecting these information systems could impair our business operations, regulatory compliance and financial condition. To the extent our information systems may be breached by malicious actors, employee malfeasance or technological attacks, an attacker could circumvent security measures in order to access, alter or delete customer or proprietary information from our systems or to render our systems unavailable for business use. Additionally, we may not become aware of sophisticated cyber attacks for some time after they occur, thereby increasing the Company's exposure. We may have to incur significant costs to address or remediate interruptions, threats and vulnerabilities in our information and technology systems and to comply with existing and future regulatory requirements related thereto. These risks are heightened as the frequency and sophistication of cyber-attacks increase.

Employee errors in the handling of our information or technology systems may inadvertently result in unauthorized access to customer or proprietary information, or an inability to use our information technology systems to efficiently support business operations.

TMK 2017 FORM 10-K

Additionally, we anticipate more frequent and sophisticated cyber-attacks along with more impactful regulatory oversight models. In addition, an increasing number of states require that customers be notified of unauthorized access, use or disclosure of their confidential information. Any such breach of confidential information could damage our reputation in the marketplace, deter potential customers from purchasing our products, result in the loss of existing customers, subject us to significant civil and criminal liability, or require us to incur significant technical, legal or other expenses.

In the event of a disaster, such as a natural catastrophe, an industrial accident, a blackout, or a terrorist attack or war, our computer systems may be inaccessible to our employees, agents or customers for a period of time. A disaster or natural catastrophe, an industrial accident, terrorist attack or war may make our information systems unavailable to support business operations for a period of time, which could adversely affect our financial condition and results of operations. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed and existing contingency plans cannot function as designed.

Reputational Risk:

Damage to the reputation of Torchmark or its subsidiaries could affect our ability to conduct business. Negative publicity through traditional media, internet, social media and other public forums could damage our reputation and adversely impact our agent recruiting efforts, the ability to market our products and the persistency of our block of inforce policies. As discussed above in Information Security and Technology Risks, the Company could be subjected to adverse publicity as a result of a significant security breach.

Investment Risks:

Our investments are subject to market and credit risks. Significant downgrades, delinquencies and defaults in our investment portfolio could potentially result in lower net investment income and increased realized and unrealized investment losses. Our invested assets are subject to the customary risks of defaults, downgrades and changes in market values. Our investment portfolio consists predominately of fixed maturity and short-term investments issued by corporations, where we are exposed to the risk that individual corporate issuers will not have the ability to make required interest or principal payments on an investment. The concentration of these investments in any particular issuer, industry, group of related industries or geographic areas increases this risk. Factors that may affect both market and credit risks include interest rate levels (consisting of both treasury rate and credit spread), financial market performance, disruptions in credit markets, general economic conditions, legislative changes, particular circumstances affecting the businesses or industries of each issuer and other factors beyond our control.

Additionally, as the majority of our investments are longer-term fixed maturities that we typically hold until maturity, significant increases in interest rates or inactive markets associated with market downturns could cause a material temporary decline in the fair value of our fixed investment portfolio, even with regard to performing assets. These declines could cause a material increase in unrealized losses in our investment portfolio. Significant unrealized losses can substantially reduce our capital position and shareholders’ equity. It is possible that our investment in certain of these securities with unrealized losses may experience a default event and that a portion or all of that unrealized loss may not be recoverable. In that case, the unrealized loss will be realized, at which point we would take an impairment charge, reducing our net income.

We cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments on a timely basis or at all. Significant downgrades of issuers could negatively impact our risk-based capital ratios, leading to potential downgrades by our rating agencies, potential reduction in future dividend capacity, and/or higher financing costs at the holding company should additional statutory capital be required.

Changes in interest rates could negatively affect income. Declines in interest rates expose insurance companies to the risk that they will fail to earn the level of interest on investments assumed in pricing products and in setting discount rates used to calculate the net policy liabilities. While we attempt to manage our investments to earn an excess investment income spread, we can give no assurance that a significant and persistent decline in interest rates will not materially affect such spreads. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. These calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower rates.

TMK 2017 FORM 10-K

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

Liquidity Risks:

Our ability to fund operations is substantially dependent on funds available, primarily dividends, from our insurance subsidiaries. As a holding company with no direct operations, our principal asset is the capital stock of our insurance subsidiaries, which periodically declare and distribute dividends on their capital stock. Moreover, our liquidity, including our ability to pay our operating expenses and to make principal and interest payments on debt securities or other indebtedness owed by us, as well as our ability to pay dividends on our common stock or any preferred stock, depends significantly upon the surplus and earnings of our insurance subsidiaries and the ability of these subsidiaries to pay dividends or to advance or repay funds to us. Other sources of liquidity include a variety of short-term and long-term instruments, including our credit facility, commercial paper, long-term debt, intercompany financing and reinsurance.

The principal sources of our insurance subsidiaries’ liquidity are insurance premiums, as well as investment income, maturities, repayments and other cash flow from our investment portfolio. Our insurance subsidiaries are subject to various state statutory and regulatory restrictions applicable to insurance companies that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us, including laws establishing minimum solvency and liquidity thresholds. For example, in the states where our companies are domiciled, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are restricted based on regulations by their states of domicile. Accordingly, impairments in assets or a disruption in our insurance subsidiaries’ operations that reduces their capital or cash flow could limit or disallow payment of dividends to us, a principal source of our cash flow.

We can give no assurance that more stringent restrictions will not be adopted from time to time by states in which our insurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts paid to us by our subsidiaries. Although we do not anticipate changes, changes in laws or regulations could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses. Additionally, if our insurance subsidiaries were unable to obtain approval of our health premium rate increases in a timely manner from state insurance regulatory authorities, their profitability, and their ability to declare and distribute dividends to us could be negatively impacted. Limitations on the flow of dividends from our subsidiaries could limit our ability to service and repay debt or to pay dividends on our capital stock.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital. Should interest rates rise in the future, the interest rate on any new debt obligation we may issue could increase and our net income could be reduced. In addition, if the credit and capital markets were to experience significant disruption, uncertainty and instability, these conditions could adversely affect our access to capital. Such market conditions may limit our ability to replace maturing liabilities (in a timely manner or at all) and/or access the capital necessary to grow our business.

In the unlikely event that current sources of liquidity do not satisfy our needs, we may have to seek additional financing or raise capital. The availability and cost of additional financing or capital will depend on a variety of factors such as market conditions, the general availability of credit or capital, the volume of trading activities, the overall availability of credit to the insurance industry and our credit ratings and credit capacity. Additionally, customers, lenders or investors could develop a negative perception of our financial prospects if we were to incur large investment losses or if the level of our business activity were to decrease due to a market downturn. Our access to funds may also be impaired if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms or at all. As such, we may be forced to delay raising capital, issue shorter term securities than we prefer or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. As a result, our results of operations, financial condition and cash flows could be materially negatively affected.

TMK 2017 FORM 10-K

Regulatory Risks:

Our businesses are heavily regulated and changes in regulation may reduce our profitability and growth. Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they do business. The primary purpose of this supervision and regulation is the protection of our policyholders, not our investors. State agencies have broad administrative power over numerous aspects of our business, including premium rates and other terms and conditions that we can include in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, licensing of agents, policy forms, capital adequacy, solvency, reserves and permitted investments. Also, regulatory authorities have relatively broad discretion to grant, renew or initiate procedures to revoke licenses or approvals. The insurance laws, regulations and policies currently affecting Torchmark and its insurance subsidiaries may change at any time, possibly having an adverse effect on our business. Should these regulatory changes occur, we may be unable to maintain all required licenses and approvals, and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of such laws and regulations, which may change from time to time. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities and/or impose substantial fines.

We cannot predict the timing or substance of any future regulatory initiatives. In recent years, there has been increased scrutiny of insurance companies, including our insurance subsidiaries, by insurance regulatory authorities, which has included more extensive examinations and more detailed review of disclosure documents. These regulatory authorities may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. Such actions could result in substantial fines, penalties and/or prohibitions or restrictions on our business activities, and could have a material adverse effect on our business, results of operations or financial condition. Additionally, changes in the overall legal or regulatory environment may cause us to change our views regarding the actions that we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow, impact regulatory capital requirements, or otherwise negatively impact our profitability.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Record and Consumer Protection Act of 2010 established a Federal Insurance Office (FIO), charged with monitoring systemic risk exposure in the insurance industry, and a Financial Stability Oversight Council (FSOC), which serves to identify and respond to risks and emerging threats to U.S. financial systems. A Center for Consumer Information and Insurance Oversight (CCIIO), established under the Department of Health and Human Services, is charged with overseeing implementation of the Affordable Care Act (ACA). The creation of these insurance regulatory offices may indicate that the federal government intends to play a larger role in the direct oversight or regulation of the insurance industry. We cannot predict what impact, if any, the ongoing operations of the FIO, FSOC and CCIIO, as well as any other proposals or executive action for federal oversight or regulation of insurance could have on our business, results of operations or financial condition.

Changes in U.S. federal income tax law could increase our tax costs or negatively impact our insurance subsidiaries' capital. Changes to the Internal Revenue Code, administrative rulings, or court decisions affecting the insurance industry, including the products insurers offer, could increase our effective tax rate and lower our net income, adversely impact our insurance subsidiaries' capital, or limit the ability of our insurance subsidiaries to sell certain of their products.

Changes in accounting standards issued by accounting standard-setting bodies may affect our financial statements, reduce our reported profitability and change the timing of profit recognition. Our financial statements are subject to the application of GAAP and accounting practices as promulgated by the National Association of Insurance Commissioners’ statutory accounting practices (NAIC SAP), which principles are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. Further, standard setters have a full agenda of unissued topics under review at any given time, many of which have the potential to negatively impact our profitability.

TMK 2017 FORM 10-K

Non-compliance with restrictions on customer and consumer privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive customer and consumer information maintain its confidentiality, could materially adversely affect our reputation and business operations. The collection, maintenance, use, disclosure and disposal of individually identifiable data by our insurance subsidiaries are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA), the Health Information Technology for Economic and Clinical Health Act (HITECH), and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as that term is defined in the HIPAA regulations). Noncompliance with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation and results of operations and could include material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business and injunctive relief.

Litigation Risk:

Litigation could result in substantial judgments against us or our subsidiaries. We are, and in the future may be, subject to litigation in the ordinary course of business. Some of these proceedings have been brought on behalf of various alleged classes of complainants, and, in certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Members of our management and legal teams review litigation on a quarterly and annual basis. However, the outcome of any such litigation cannot be predicted with certainty. A number of civil jury verdicts have been returned against insurers in the jurisdictions in which our insurance subsidiaries do business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. These lawsuits have resulted in the award of substantial judgments against insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In some states in which we operate, juries have substantial discretion in awarding punitive damages. This discretion creates the potential for unpredictable material adverse judgments in any given punitive damages suit.

Our pending and future litigation could adversely affect us because of the costs of defending these cases, the costs of settlement or judgments against us, or changes in our operations that could result from litigation. Substantial legal liability in these or future legal actions could also have a material adverse financial effect or cause significant harm to our reputation, which, in turn, could materially harm our business and our business prospects.

Actual or alleged misclassification of independent contractors at our insurance subsidiaries could result in adverse legal, tax or financial consequences. A significant portion of our sales agents are independent contractors. Although we believe we have properly classified such individuals, a risk nevertheless exists that a court, the IRS or other authority will take the position that those sales agents are employees. The laws and regulations that govern the status and classification of workers are subject to change and differing interpretations, which we cannot predict.
If there is an adverse determination regarding the classification of some or all of the independent contractors at our insurance subsidiaries by a court or governmental agency, we could incur significant costs with respect to payroll tax liabilities, employee benefits, wage payments, fines, judgments and/or legal settlements, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, any resulting reclassification could necessitate significant changes in our affected insurance subsidiaries’ business models.
Catastrophic Event Risk:

Our business is subject to the risk of the occurrence of catastrophic events. Our insurance policies are issued to and held by a large number of policyholders throughout the United States in relatively low-face amounts. Accordingly, it is unlikely that a large portion of our policyholder base would be affected by a single natural disaster. However, our insurance operations could be exposed to the risk of catastrophic mortality or morbidity caused by events such as a pandemic, hurricane, earthquake, or man-made catastrophes, including acts of terrorism or war, which may produce significant claims in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition.

TMK 2017 FORM 10-K

Item 1B. Unresolved Staff Comments

As of December 31, 2017, Torchmark had no unresolved staff comments.

Item 2. Properties

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Torchmark owns and occupies a 300,000 square foot facility in McKinney, Texas. This facility is Torchmark’s corporate headquarters and also houses the operations of a subsidiary, United American, as well as many operations of other subsidiaries. In addition, United American leases 5,000 square feet of space in Omaha, Nebraska and, through a subsidiary, leases 3,230 square feet of office space in Syracuse, New York.

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

TMK 2017 FORM 10-K

PART II

Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange. There were 2,662 shareholders of record on December 31, 2017, excluding shareholder accounts held in nominee form. The market prices and cash dividends paid by calendar quarter for the past two years are presented in the following table.

		2017 Market Price		Dividends Per Share
Quarter		High	Low
1		$78.71	$73.00	$0.140
2		77.77	74.11	0.150
3		80.09	74.68	0.150
4		91.16	80.32	0.150
Year-end closing price	$90.71
		2016 Market Price		Dividends Per Share
Quarter		High	Low
1		$57.01	$48.58	$0.135
2		62.39	52.83	0.140
3		65.21	60.38	0.140
4		74.83	63.17	0.140
Year-end closing price	$73.76

The line graph shown below compares Torchmark’s cumulative total return on its common stock with the cumulative total returns of the Standard and Poor’s 500 Stock Index (S&P 500) and the Standard and Poor’s Life & Health Insurance Index (S&P Life & Health Insurance). Torchmark is one of the companies whose stock is included within both the S&P 500 and the S&P Life & Health Insurance Index.
*100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ended December 31st.
(Copyright © 2018 Standard & Poor's, a division of S&P Global. All rights reserved.)

TMK 2017 FORM 10-K

Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2017

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2017	260,690	$82.44	260,690	—
November 1-30, 2017	593,200	85.22	593,200	—
December 1-31, 2017	439,315	89.91	439,315	—

On August 7, 2017, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum number of shares to be purchased.

TMK 2017 FORM 10-K

Item 6. Selected Financial Data
The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:
(Dollar amounts in thousands except per share and percentage data)

Year ended December 31,	2017	2016	2015	2014	2013
Premium revenue:
Life	$2,306,547	$2,189,333	$2,073,065	$1,966,300	$1,885,332
Health	976,373	947,663	925,520	869,440	863,818
Other	15	38	135	400	532
Total	3,282,935	3,137,034	2,998,720	2,836,140	2,749,682
Net investment income	847,885	806,903	773,951	758,286	734,650
Realized investment gains (losses)	23,611	(10,683)	(8,791)	23,548	7,990
Total revenue	4,155,573	3,934,629	3,766,065	3,620,095	3,494,253
Income from continuing operations, net of tax	1,458,263	539,590	516,293	528,074	507,205
Income from discontinued operations, net of tax	(3,769)	10,189	10,807	14,865	21,267
Net income(1)	1,454,494	549,779	527,100	542,939	528,472
Per common share:
Basic earnings:
Income from continuing operations	12.53	4.50	4.13	4.04	3.68
Income from discontinued operations	(0.03)	0.08	0.08	0.11	0.16
Net income	12.50	4.58	4.21	4.15	3.84
Diluted earnings:
Income from continuing operations	12.26	4.41	4.07	3.98	3.63
Income from discontinued operations	(0.04)	0.08	0.09	0.11	0.16
Net income(1)	12.22	4.49	4.16	4.09	3.79
Cash dividends declared	0.60	0.56	0.54	0.51	0.45
Cash dividends paid	0.59	0.56	0.53	0.49	0.44
Basic weighted average shares outstanding	116,343	120,001	125,095	130,722	137,647
Diluted weighted average shares outstanding	118,983	122,368	126,757	132,640	139,564

As of December 31,	2017	2016	2015	2014	2013
Cash and invested assets	$17,853,047	$15,955,891	$14,405,073	$15,058,996	$13,456,944
Total assets	23,474,985	21,436,087	19,853,213	20,272,259	18,217,757
Short-term debt	328,067	264,475	490,129	238,398	229,070
Long-term debt	1,132,201	1,133,165	743,733	992,130	990,865
Shareholders' equity(1)	6,231,421	4,566,861	4,055,552	4,697,466	3,776,342
Per diluted common share(1)	52.95	37.76	32.71	36.19	27.66
Effect of fixed maturity revaluation on diluted equity per common share(2)	13.18	5.63	2.62	8.28	1.81
Annualized premium in force:
Life	2,373,099	2,262,736	2,150,498	2,044,545	1,955,401
Health	1,018,020	998,634	973,042	947,323	887,444
Total	3,391,119	3,261,370	3,123,540	2,991,868	2,842,845
Basic shares outstanding	114,593	118,031	122,370	127,930	134,252
Diluted shares outstanding	117,696	120,958	123,996	129,812	136,537

(1)
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law which revises corporate income tax rates from 35% to 21%, among other modifications. See further discussion of the tax reform implications in the Results of Operations. Excluding the effects of tax reform, net income, net income per diluted common share, shareholders' equity and shareholders' equity per diluted common share would have been $581 million, $4.88, $5.36 billion and $45.52, respectively.

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

TMK 2017 FORM 10-K

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

Insurance Product Line Segments. As fully explained in Note 14—Business Segments, the insurance product line segments involve the marketing, underwriting, and the administration of policies. Each product line is further segmented by the various distribution units that market the insurance policies. Each distribution unit operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution units within the segment, the measure of profitability used by management is the underwriting margin, which is:

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

The tables in Note 14—Business Segments in the Notes to the Consolidated Financial Statements reconcile Torchmark’s revenues and expenses by segment to its major income statement line items for each of the years in the three-year period ended December 31, 2017.

TMK 2017 FORM 10-K

Current Year Highlights:

•	Net income as a return on equity (ROE) was 28.2%(1) and net operating income as a ROE, excluding net unrealized gains on the fixed maturity portfolio was 14.3%(1).

•
Total premium increased by 5% over the prior year. Life premium also increased by 5% for the year from $2.2 billion to $2.3 billion. Life underwriting margin also increased 5% from $574 million in 2016 to $604 million in 2017.

•	Net investment income increased 5% over the prior year. In addition, excess investment income, a measure used by management as explained below, increased by 7% over the prior year.

•	During 2017, the Company repurchased 4.1 million shares at a total cost of $325 million for an average share price of $78.67.

The following represents net income and net operating income from continuing operations for the 3 years ended December 31, 2017.

NET INCOME
($ in thousands)

$1,600,000
$1,400,000
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
$527,100
$549,779
$1,454,494
$580,516
2015
2016
2017(1)

NET OPERATING INCOME FROM CONTINUING OPERATIONS
($ in thousands)

$600,000
$590,000
$580,000
$570,000
$560,000
$550,000
$540,000
$530,000
$520,000
$510,000
$500,000
$522,913
$549,360
$573,681
2015
2016
2017

(1)
As further discussed below regarding Tax Legislation, excluding the tax reform adjustment, net income as a ROE and net operating income as a ROE would have been 11.7% and 14.4%, respectively. In 2017, the Company recorded a one-time adjustment of $874 million impacting net income. As the impact of the Tax Legislation was treated as a non-operating event, it was excluded from net operating income.

Net income as a ROE and net operating income as a ROE, excluding net unrealized gains on the fixed maturity portfolio in 2016 were 12.0% and 14.6%, respectively and 11.9% and 14.5%, respectively in 2015. Net operating income as a ROE, excluding net unrealized gains on the fixed maturity portfolio is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the unrealized gains or losses which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio.

Summary of Operations: Net income was $1.5 billion in 2017, compared with $550 million in 2016. This sharp increase was due to an $874 million increase to net income, primarily relating to a reduction of deferred income tax liabilities resulting from enactment of the Tax Cuts and Jobs Act of 2017 (Tax Legislation). See further discussion below. Net income also increased in 2016 from $527 million in 2015. On a diluted per common share basis, 2017 net income rose

TMK 2017 FORM 10-K

172% to $12.22 after an 8% increase in 2016, again largely related to implementation of the Tax Legislation. Without the impact of the Tax Legislation, net income per diluted common share would have been $4.88. Net income per diluted common share in 2016 rose to $4.49 from $4.16 in 2015. The per share results have exceeded the growth in dollar amounts due to our share repurchase program. Each year’s per share net income was affected by realized investment gains (losses), which were $0.15, $(0.06), and $(0.05), in 2017, 2016 and 2015, respectively. More information concerning realized investment gains and losses can be found under the caption Realized Gains and Losses in this report.

Net operating income from continuing operations rose each year over the prior year from $523 million in 2015 to $549 million in 2016 to $574 million in 2017. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. See Note 14—Business Segments for a discussion of the usefulness and purpose of this measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain significant and unusual non-operating items in each of the years 2015 through 2017. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such matters from our segment analysis for current periods.

Tax Cuts and Jobs Act of 2017: On December 22, 2017, the Tax Legislation was enacted which changed existing tax law, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The Company recorded $877 million of tax benefits in net income as a result of re-measuring its deferred tax liabilities using the lower corporate tax rate as of the date of enactment. Based on the analysis of the Tax Legislation, the Company was able to determine that this amount is a reasonable estimate of the impact of the Tax Legislation in accordance with SEC Staff Accounting Bulletin No. 118. However, the Company will continue to analyze relevant information to complete the accounting for income taxes which may result in an adjustment to income tax expense in 2018. The accounting is expected to be complete when the 2017 U.S. corporate income tax returns are filed later in 2018. In addition, the Company early adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, and recorded a $252 million reclassification from Accumulated Other Comprehensive Income to Retained Earnings to eliminate the stranded tax effects associated with the tax rate change, primarily relating to the unrealized gains and losses on the available-for-sale fixed maturity portfolio. More information concerning income taxes is provided in Note 8—Income Taxes.

There will be substantial long-term benefits from the Tax Legislation due to the taxation of future profits at the new 21% tax rate. Looking forward, we are anticipating the effective tax rate on our net operating income before stock compensation expense to decrease and be in the range of 19% to 20%. Despite the lower expected tax rate for financial reporting purposes, in the short and intermediate term, we do not anticipate a significant reduction in our current tax expense, as benefits of the lower tax rate will be virtually offset by several provisions included in the Tax Legislation that increase the Company's current taxable income.

The below table illustrates the impact of the tax reform adjustment on certain balances.

	Prior to tax adjustment	Tax reform adjustment	GAAP balance
Current and deferred income taxes payable	$2,189,402	$(877,400)	$1,312,002
Accumulated other comprehensive income (loss)	1,171,874	252,400	1,424,274
Retained earnings	4,181,208	625,000	4,806,208
Shareholders' equity	5,357,443	873,978	6,231,421
Income before income taxes	834,028	(3,380)	830,648
Income tax benefit (expense)	(249,743)	877,358	627,615
Net income	580,516	873,978	1,454,494
Total diluted net income per common share	$4.88	$7.34	$12.22

TMK 2017 FORM 10-K

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2017	2016	2015	2017 Change	%	2016 Change	%
Life insurance underwriting margin	$604,337	$573,762	$569,402	$30,575	5	$4,360	1
Health insurance underwriting margin	219,508	210,056	204,377	9,452	4	5,679	3
Annuity underwriting margin	10,562	9,394	4,568	1,168	12	4,826	106
Excess investment income	239,363	224,031	219,504	15,332	7	4,527	2
Other insurance:
Other income	1,270	1,534	2,379	(264)	(17)	(845)	(36)
Administrative expense	(210,590)	(196,598)	(186,191)	(13,992)	7	(10,407)	6
Corporate and other	(43,285)	(34,913)	(37,667)	(8,372)	24	2,754	(7)
Pre-tax total	821,165	787,266	776,372	33,899	4	10,894	1
Applicable taxes	(247,484)	(237,906)	(253,459)	(9,578)	4	15,553	(6)
Net operating income from continuing operations	573,681	549,360	522,913	24,321	4	26,447	5
Discontinued operations—Part D, net of tax	—	9,033	10,807	(9,033)	(100)	(1,774)	(16)
Net operating income	573,681	558,393	533,720	15,288	3	24,673	5
Reconciling items, net of tax:
Realized gains (losses)—investments	17,590	(6,944)	(5,714)	24,534		(1,230)
Part D adjustments—discontinued operations	(3,769)	1,156	—	(4,925)		1,156
Guaranty fund assessments	(1,171)	—	—	(1,171)		—
Administrative settlements	(5,628)	(2,467)	(906)	(3,161)		(1,561)
Non-operating fees	(187)	(359)	—	172		(359)
Tax reform adjustment	873,978	—	—	873,978		—
Net income	$1,454,494	$549,779	$527,100	$904,715	165	$22,679	4

The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented. This segment contributed $31 million in 2017 and $4 million in 2016 to the growth in our underwriting margin. Also contributing to growth in income in both years was our health insurance segment, which provided $9 million of additional margin in 2017 and $6 million in 2016.

Excess investment income, the measure of profitability of our investment segment, increased 7% to $239 million from the prior year amount of $224 million. In 2016, excess investment income increased 2%. Investment yields continue to be pressured by investing at yields lower than the yield on dispositions and the average yield on the portfolio.

Total revenues rose 6% in 2017 to $4.2 billion, or $221 million over the prior year total of $3.9 billion. Life premium rose 5% or $117 million in 2017 to $2.3 billion. Life premium increased $116 million in 2016 to $2.2 billion. Net investment income rose $41 million or 5% in 2017, and rose 4% or $33 million in 2016. Health premium increased 3% to $976 million in 2017 and contributed $29 million to 2017 revenue growth, after having gained 2% to $948 million in 2016. Health premium contributed $22 million to 2016 revenue growth.

Life insurance premium and underwriting margins have grown in each of the last three years ended December 31, 2017. The increase in life premium was driven by sales growth and improvements in persistency. While premium and underwriting margins grew, margin as a percent of premium remained flat in 2017 at 26%, after decreasing from 27% to 26% from 2015 to 2016. Net life sales increased in 2017 to $416 million. Net life sales were flat between 2015 and 2016. The life insurance segment is discussed further in this report under the caption Life Insurance.

Health insurance premium income increased 3% to $976 million in 2017. Health net sales rose 9% to $158 million during 2017 due to both individual and group sales. Group sales vary significantly from period to period due to the

TMK 2017 FORM 10-K

impact of large groups that are sold from time-to-time. First-year collected health premium fell 3% to $136 million from the prior year total of $140 million as a result of higher net sales in Medicare Supplement in the fourth quarter of 2015 that positively affected the 2016 first-year collected premium. Health margins as a percentage of premium were flat at 22%, with underwriting income increasing to $220 million for 2017 due to the growth in premium income. Underwriting income was $210 million in 2016 compared with $204 million in 2015. The health insurance segment is discussed further in this report under the caption Health Insurance.

We do not currently market annuities. See the caption Annuities for discussion of the Annuity segment.

Excess investment income, is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to insurance products), and financing costs. In 2017, net investment income rose 5%, compared with 4% in 2016. At the same time, our investment portfolio grew 6% in 2017 and 2016, on an amortized cost basis. In recent years, the percentage growth in net investment income has been less than the growth in the overall investment portfolio due primarily to new investments being made at yield rates lower than the yield rates on dispositions and the average yield on the portfolio. The growth rate of net investment income is impacted at times by a lag between the time when proceeds from maturities and dispositions are received and when the proceeds are reinvested, during which the funds are held in cash. In addition, Torchmark’s share repurchase program (described later under this caption) has diverted cash that could have otherwise been used to acquire investments and increase net investment income. The growth in the investment portfolio has been augmented in 2017 and 2016 due to the receipt of certain receivables that had accumulated under our Medicare Part D business.

The interest required on net policy liabilities is deducted from net investment income, and generally grows in conjunction with the net policy liabilities that are supported by the invested assets. The lower new-money yields resulting from the low interest rate environment noted above have compressed excess investment income as required interest has continued to grow at approximately the same rate that net policy liabilities have grown. Financing costs, which consist of the interest required for debt service on our long and short-term debt, are also deducted from net investment income. Financing costs in 2017 increased 1% to $85 million from $83 million in 2016. The additional interest expense resulted primarily from an increase in the cost of our short-term borrowings and, in lesser part, from the issuance of our new 5.275% Junior Subordinated Debt security thirty-six days before the repayment of our 5.875% Junior Subordinated Debt security.

Insurance administrative expenses were up 7.1% in 2017 when compared with the prior year period, and increased to 6.4% as a percentage of premium from 6.3% in 2016 and 6.2% in 2015. The increase in administrative expenses is primarily due to an increase in other employee costs and investments in information technology. Corporate and Other expenses were up primarily due to an increase in stock-based compensation expense, reflecting Torchmark's higher share price as compared with the same period a year ago, and recognition of a one-time increase in stock-based compensation expense due to the Tax Legislation.

TMK 2017 FORM 10-K

Share Purchases
Torchmark has in place an ongoing share repurchase program which began in 1986. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Torchmark shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. The following chart summarizes share purchase activity for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2017		2016		2015
Purchases	Shares	Amount	Shares	Amount	Shares	Amount
Share repurchase program	4,126	$324,622	5,208	$311,332	6,292	$358,552
Option proceeds	1,103	88,367	1,487	93,452	1,049	59,974
Total	5,229	$412,989	6,695	$404,784	7,341	$418,526

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow at the Parent Company.

A discussion of each of Torchmark’s segments follows. The following discussions are presented in the manner we view our operations, as described in Note 14—Business Segments.
Life Insurance
Life insurance is our largest insurance segment, with 2017 life premium representing 70% of total premium. Life underwriting income before other income and administrative expense represented 72% of the total in 2017. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

We use three statistical measures as indicators of premium growth and sales over the near term: “annualized premium in force,” “net sales,” and “first-year collected premium.”

•
Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue.

•
Net sales is annualized premium issued (Gross premium that would be received during the policies' first year in force and assuming that none of the policies lapsed or terminated.), net of cancellations in the first thirty days after issue, except in the case of Globe Life Direct Response where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. We believe that net sales is a better indicator of the rate of premium growth as compared to annualized premium issued.

•
First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

TMK 2017 FORM 10-K

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

LIFE INSURANCE
Summary of Results
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$2,306,547	100	$2,189,333	100	$2,073,065	100

Policy obligations	1,549,602	67	1,475,477	67	1,374,608	67
Required interest on reserves	(607,007)	(26)	(577,827)	(26)	(552,298)	(27)
Net policy obligations	942,595	41	897,650	41	822,310	40
Commissions, premium taxes, and non-deferred acquisition expenses	177,111	8	164,476	8	154,811	8
Amortization of acquisition costs	582,504	25	553,445	25	526,542	25
Total expense	1,702,210	74	1,615,571	74	1,503,663	73
Insurance underwriting margin before other income and administrative expenses	$604,337	26	$573,762	26	$569,402	27

Life insurance premium rose 5% to $2.3 billion in 2017 after having increased 6% in 2016 to $2.2 billion. Life insurance products are marketed through several distribution channels. Premium income by distribution channel for each of the last three years is as follows:

LIFE INSURANCE
Premium by Distribution Channel
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$999,279	43	$913,355	42	$830,903	40
Globe Life Direct Response	812,907	35	782,765	36	746,693	36
Liberty National Exclusive Agency	274,635	12	270,476	12	271,113	13
Other Agencies	219,726	10	222,737	10	224,356	11
	$2,306,547	100	$2,189,333	100	$2,073,065	100

Annualized life premium in force was $2.37 billion at December 31, 2017, an increase of 4.9% over $2.26 billion a year earlier. Annualized life premium in force was $2.15 billion at December 31, 2015.

TMK 2017 FORM 10-K

The following table shows net sales information for each of the last three years by distribution channel.

LIFE INSURANCE
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$223,259	54	$209,856	51	$198,046	48
Globe Life Direct Response	135,704	33	150,267	36	164,348	40
Liberty National Exclusive Agency	46,886	11	40,159	10	35,782	9
Other Agencies	10,233	2	11,673	3	13,705	3
	$416,082	100	$411,955	100	$411,881	100

The table below discloses first-year collected life premium by distribution channel.

LIFE INSURANCE
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$182,538	58	$173,573	56	$156,206	52
Globe Life Direct Response	92,057	29	98,496	31	106,417	35
Liberty National Exclusive Agency	33,191	10	29,103	9	27,554	9
Other Agencies	9,633	3	11,458	4	12,036	4
	$317,419	100	$312,630	100	$302,213	100

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups, third party internet vendor leads, and referrals to help ensure sustainable growth. This agency is Torchmark’s largest contributor to life premium of any distribution channel at 43% of Torchmark’s 2017 total. This group produced premium income of $999 million, an increase of 9% over the prior year total of $913 million, after having risen 10% in 2016. First-year collected premium was $183 million compared to $174 million in 2016, an increase of 5%. First-year collected premium rose 11% in 2016. Net sales increased 6% to $223 million in 2017 over the 2016 total of $210 million. Net sales increased 6% in 2016 over the 2015 total of $198 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income Agency's average agent count rose 4% to 6,962 in 2017. The average producing agent count is based on the actual count at the end of each week during the period.
The American Income Exclusive Agency continues to focus on growing and strengthening middle management to support sustainable growth of the agency force. To accomplish this, the agency places an emphasis on agent training programs and financial incentives that appropriately reward agents at all levels for helping develop and train its agents, including more home-office and webinar training programs. These programs are designed to provide each agent, from new recruits to top level managers, coaching and instruction specifically designed for their level of experience and responsibility. We have made considerable investments in information technology in support of the agency, including the launching of a lead mapping and management tool to the agency force. We anticipate this tool will help the Agency enhance agent productivity and agent retention.
The Globe Life Direct Response unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Globe Life Direct Response

TMK 2017 FORM 10-K

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
Globe Life Direct Response’s life premium income rose 4% to $813 million, representing 35% of Torchmark’s total life premium during 2017. Life premium in this channel increased 5% in 2016 to $783 million over the 2015 total of $747 million. Net sales of $136 million for this group decreased 10% from $150 million in 2016, after a 9% decrease in 2016 due to operational changes designed to maximize underwriting margin dollars. We expect sales to decline, consistent with this recent trend, through 2018. First-year collected premium decreased 7% to $92 million in 2017 after having decreased 7% in 2016.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $275 million in 2017, an increase of 2% from $270 million in 2016. Life premium income in 2015 totaled $271 million. Net sales increased 17% during 2017 to $47 million over the 2016 total of $40 million. Net sales in 2016 increased 12%. The continued increases in net sales reflect changes in structure of the agency that were put in place several years ago. Middle management has also grown within the agency which will help continue this growth. First-year collected premium increased 14% to $33 million during 2017 and increased 6% in 2016 to $29 million.
The Liberty average producing agent count increased from 1,715 in 2016 to 2,017 in 2017. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, the agency's prospecting training program has helped to improve the ability of agents to develop new work site marketing business.
The Other Agencies distribution channels offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies contributed $220 million of life premium income, or 10% of Torchmark’s total in 2017, but contributed only 2% of net sales for the year.

TMK 2017 FORM 10-K

Health Insurance
Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
Health premium accounted for 30% of our total premium in 2017, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.
The following table presents the summary of results for health insurance.
HEALTH INSURANCE
Summary of Results
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$976,373	100	$947,663	100	$925,520	100

Policy obligations	628,640	65	612,725	65	602,610	65
Required interest on reserves	(77,792)	(8)	(73,382)	(8)	(69,057)	(7)
Net policy obligations	550,848	57	539,343	57	533,553	58
Commissions, premium taxes, and non-deferred acquisition expenses	86,044	9	84,819	9	81,489	9
Amortization of acquisition costs	119,973	12	113,445	12	106,101	11
Total expense	756,865	78	737,607	78	721,143	78
Insurance underwriting margin before other income and administrative expense	$219,508	22	$210,056	22	$204,377	22

Health premium increased 3% from $948 million in 2016 to $976 million in 2017. Health underwriting margin increased 4% from $210 million in 2016 to $220 million in 2017. Further discussion is included below by distribution channels.

TMK 2017 FORM 10-K

Premium income by distribution channel for each of the last three years is as follows:

HEALTH INSURANCE
Premium by Distribution Channel
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$11,438		$12,704		$15,260
Medicare Supplement	352,690		342,311		330,070
	364,128	37	355,015	38	345,330	37
Family Heritage Exclusive Agency
Limited-benefit plans	253,534		236,075		221,091
Medicare Supplement	—		—		—
	253,534	26	236,075	25	221,091	24
Liberty National Exclusive Agency
Limited-benefit plans	144,128		142,026		142,130
Medicare Supplement	52,079		59,772		67,020
	196,207	20	201,798	21	209,150	23
American Income Exclusive Agency
Limited-benefit plans	88,776		84,064		79,984
Medicare Supplement	260		318		355
	89,036	9	84,382	9	80,339	9
Direct Response
Limited-benefit plans	545		552		869
Medicare Supplement	72,923		69,841		68,741
	73,468	8	70,393	7	69,610	7
Total Premium
Limited-benefit plans	498,421	51	475,421	50	459,334	50
Medicare Supplement	477,952	49	472,242	50	466,186	50
	$976,373	100	$947,663	100	$925,520	100

TMK 2017 FORM 10-K

We market supplemental health insurance products through a number of distribution channels. The following table presents net sales by distribution channel for the last three years.

HEALTH INSURANCE
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$500		$558		$734
Medicare Supplement	60,670		55,451		70,891
	61,170	39	56,009	39	71,625	46
Family Heritage Exclusive Agency
Limited-benefit plans	56,534		51,349		50,266
Medicare Supplement	—		—		—
	56,534	36	51,349	35	50,266	32
Liberty National Exclusive Agency
Limited-benefit plans	20,407		19,513		18,021
Medicare Supplement	—		9		41
	20,407	13	19,522	13	18,062	12
American Income Exclusive Agency
Limited-benefit plans	13,943		12,666		11,501
Medicare Supplement	—		—		—
	13,943	9	12,666	9	11,501	7
Direct Response
Limited-benefit plans	—		—		—
Medicare Supplement	5,582		5,560		5,003
	5,582	3	5,560	4	5,003	3
Total Net Sales
Limited-benefit plans	91,384	58	84,086	58	80,522	51
Medicare Supplement	66,252	42	61,020	42	75,935	49
	$157,636	100	$145,106	100	$156,457	100

TMK 2017 FORM 10-K

The following table discloses first-year collected health premium by distribution channel.

HEALTH INSURANCE
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$458		$547		$660
Medicare Supplement	54,393		64,848		76,575
	54,851	40	65,395	47	77,235	49
Family Heritage Exclusive Agency
Limited-benefit plans	44,535		40,822		39,196
Medicare Supplement	—		—		—
	44,535	33	40,822	29	39,196	25
Liberty National Exclusive Agency
Limited-benefit plans	16,425		16,103		14,690
Medicare Supplement	2		6		168
	16,427	12	16,109	11	14,858	9
American Income Exclusive Agency
Limited-benefit plans	14,673		13,710		12,041
Medicare Supplement	—		—		—
	14,673	11	13,710	10	12,041	8
Direct Response
Limited-benefit plans	—		—		(2)
Medicare Supplement	5,657		4,457		13,843
	5,657	4	4,457	3	13,841	9
Total First-Year Collected Premium
Limited-benefit plans	76,091	56	71,182	51	66,585	42
Medicare Supplement	60,052	44	69,311	49	90,586	58
	$136,143	100	$140,493	100	$157,171	100

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. In 2017, premium income was $364 million, representing 37% of Torchmark’s total health premium. Net sales were $61 million, or 39% of Torchmark’s health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $353 million. The UA Independent Agency represents 74% of all Torchmark Medicare Supplement premium and 92% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 3% in 2017. Total health premium increased 3% in 2017 and 2016. Medicare Supplement net sales increased 9% in 2017 from the prior year due to increases in individual and group sales. Group Medicare Supplement sales have historically fluctuated from period to period.
The Family Heritage Exclusive Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and continuing incorporation of Torchmark’s recruiting systems. The Family Heritage Agency contributed $57 million in net sales in 2017, compared with $51 million in 2016 and $50 million in 2015. Health premium income was $254 million in 2017, representing 26% of Torchmark’s

TMK 2017 FORM 10-K

health premium. This compared with $236 million or 25% of health premium in 2016 and $221 million or 24% in 2015. The average producing agent count was 995 for the year ended December 31, 2017, compared with 923 for the same period in 2016, an increase of 8%.
The Liberty National Exclusive Agency represented 20% of all Torchmark health premium income at $196 million in 2017. The Liberty Agency markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through work site marketing targeting small businesses of 10 to 25 employees. In 2017, health premium income declined 3% after declining 4% during 2016. Liberty’s health premium decline has been due primarily to its declining Medicare Supplement block. Liberty's first-year collected premium increased 2% to $16 million in 2017 compared with an increase of 8% in 2016, reflecting the steady increase in net sales of limited-benefit plans in the agency.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium in 2017 and 16% in 2016. The American Income Exclusive Agency primarily markets accident plans. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $6 million of Medicare Supplement net sales in 2017 and 2016 and $5 million in 2015.
In 2016 and 2015, the Affordable Care Act (ACA) imposed an annual fee to health insurance issuers offering commercial health insurance as well as another fee for premium stabilization. These fees totaled $621 thousand and $1.2 million in 2016 and 2015, respectively. There were no fees for 2017.
Annuities. Our fixed annuity balances at the end of 2017 and 2016 were $1.25 billion and $1.29 billion, respectively. Underwriting income was $10.6 million, $9.4 million, and $4.6 million for the three years ended December 31, 2017, respectively.

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

TMK 2017 FORM 10-K

Administrative expenses. Operating expenses are included in the Corporate and Other segment and are classified into two categories: insurance administrative expenses and expenses of the Parent Company. The following table is an analysis of operating expenses for the three years ended December 31, 2017.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2017		2016		2015
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$96,185	2.9	$91,415	2.9	$87,262	2.9
Non-salary employee costs	33,539	1.0	29,852	1.0	30,683	1.0
Information technology costs	26,048	0.8	23,303	0.7	17,307	0.6
Other administrative expense	46,066	1.4	43,727	1.4	43,694	1.4
Legal expense—insurance	8,752	0.3	8,301	0.3	7,245	0.3
Total insurance administrative expenses	210,590	6.4	196,598	6.3	186,191	6.2
Parent company expense	9,631		8,587		9,003
Stock-based compensation expense	37,034		26,326		28,664
Non-operating fees	—		553		—
Total operating expenses, per Consolidated Statements of Operations	$257,255		$232,064		$223,858

Insurance administrative expenses:
Increase (decrease) over prior year	7.1%	5.6%	6.5%
Total operating expenses:
Increase (decrease) over prior year	10.9%	3.7%	2.9%

Insurance administrative expenses were up 7.1% in 2017 when compared with the prior year after increasing 5.6% during 2016. As a percentage of total premium, insurance administrative expenses increased to 6.4% in 2017 from 6.3% in 2016 and 6.2% 2015. Total operating expenses increased 10.9% in 2017, after increasing 3.7% in 2016. The increase in other employee costs was due primarily to higher pension expense driven by lower interest rates.
The increase in information technology costs was due to investments that will enhance our customer experience, expand our data analytics capabilities, modernize our systems in order to improve our ability to react quickly to future changes, and bolster our information security programs.
The increase in stock-based compensation expense was primarily due to higher expense associated with equity awards, reflecting Torchmark's higher share price and higher stock option values as compared with the same period a year ago. The increase also reflects a one-time increase in stock-based compensation expense due to the effects of the Tax Legislation as previously discussed.

TMK 2017 FORM 10-K

Investments. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations. It is the measure that we use to evaluate the performance of the investment segment as described in Note 14—Business Segments. It is defined as net investment income less both the required interest attributable to net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $7.1 billion of excess cash flow at the Parent Company to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income. The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income
(Dollar amounts in thousands except for per share data)

	2017	2016	2015
Net investment income	$847,885	$806,903	$773,951
Interest on net insurance policy liabilities:
Interest on reserves	(734,370)	(702,340)	(674,650)
Interest on deferred acquisition costs	210,380	202,813	196,845
Net required interest	(523,990)	(499,527)	(477,805)
Financing costs	(84,532)	(83,345)	(76,642)
Excess investment income	$239,363	$224,031	$219,504

Excess investment income per diluted share	$2.01	$1.83	$1.73

Mean invested assets (at amortized cost)	$15,376,781	$14,461,502	$13,697,129
Average net insurance policy liabilities(1)	9,359,780	8,945,850	8,574,699
Average debt and preferred securities (at amortized cost)	1,458,706	1,379,933	1,343,663

(1)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income increased $15 million or 7% during 2017 after increasing 2% during 2016. The rate of growth was higher in 2017 than in 2016, in part, because excess investment income during 2016 was negatively impacted by an increase in financing costs attributable to the early refinancing of our 6.375% Senior Notes as is discussed below in the discussion of our financing costs. In addition, the growth rate in 2017 was positively impacted by the investment of positive cash flows relating to the collection in 2016 and 2017 of various receivables that had accumulated in prior years in the Medicare Part D business.

Excess investment income per diluted common share increased 10% during 2017 after increasing 6% during 2016. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

The largest component of excess investment income is net investment income, which increased at a compound annual growth rate of 4% during the last three years. Growth in net investment income has been negatively impacted in recent years by the declining interest rate environment during which time we have invested new money and reinvested the

TMK 2017 FORM 10-K

proceeds from bonds that matured or were called or otherwise disposed of at yield rates less than what we earned on these bonds before their maturity or disposition. We currently expect that the average annual turnover rate of fixed maturity assets during the next five years will not exceed 1% to 3% of the portfolio, and will not have a significant negative impact on the growth of net investment income. Presented in the following chart is the growth in net investment income and the growth in mean invested assets.

	2017	2016	2015
Growth in net investment income	5.1%	4.3%	2.1%
Growth in mean invested assets (at amortized cost)	6.3%	5.6%	3.2%
Should interest rates rise, especially long-term rates, Torchmark's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 100 to 105 basis points before the net unrealized gains on our fixed maturity portfolio as of December 31, 2017 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability, to hold our fixed maturities to maturity.

Required interest on net insurance policy liabilities reduces net investment income as it is the amount of net investment income considered by management necessary to “fund” the required interest included in the insurance segments. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note 14-Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force. The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength of our underwriting margins and the current positive spread between the yield on our investment portfolio and the weighted-average discount rate of our in force block, we do not expect an extended low-interest-rate environment to cause a loss recognition event.

TMK 2017 FORM 10-K

Information about interest on net policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2017
Life and Health	$468,038	$8,099,319	5.78%
Annuity	55,952	1,260,461	4.44
Total	$523,990	$9,359,780	5.60
Increase in 2017	4.90%	4.63%
2016
Life and Health	$442,021	$7,658,639	5.77%
Annuity	57,506	1,287,211	4.47
Total	$499,527	$8,945,850	5.58
Increase in 2016	4.55%	4.33%
2015
Life and Health	$418,432	$7,256,732	5.77%
Annuity	59,373	1,317,967	4.50
Total	$477,805	$8,574,699	5.57
Increase in 2015	4.37%	4.06%

Excess investment income is also impacted by financing costs. Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	2017	2016	2015
Interest on funded debt	$74,115	$75,988	$71,180
Interest on term loan	2,336	993	—
Interest on short-term debt	8,076	6,360	5,457
Other	5	4	5
Financing costs	$84,532	$83,345	$76,642

Financing costs increased $1 million or 1% from 2016 to 2017. In 2017, interest on short-term debt increased because of the increase in the weighted-average interest rate on such debt. Financing costs also increased $7 million or 9% from 2015 to 2016 due primarily to the additional interest expense on our funded debt associated with the issuance of a 6.125% Junior Subordinated Debt security seventy days before the maturity and repayment of the 6.375% Senior Notes. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt.

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

TMK 2017 FORM 10-K

long periods to support the liabilities. Expected yields on these investments are taken into account when setting insurance premium rates and product profitability expectations.

Despite our intent to hold fixed maturity investments for a long period of time, investments are occasionally sold or called, resulting in a realized gain or loss. These gains and losses generally occur only incidentally, usually as the result of bonds sold because of deterioration in investment quality of issuers or calls by the issuers. Investment losses are also caused by write downs due to impairments. We do not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield, or which result from events that are beyond our control, are only secondary to our core insurance operations of providing insurance coverage to policyholders.

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2017.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2017		2016		2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$2,587	$0.02	$(17,209)	$(0.14)	$(10,813)	$(0.09)
Called or tendered	20,292	0.17	10,290	0.08	4,652	0.04
Write-downs	(159)	—	—	—	—	—
Loss on redemption of debt	(2,627)	(0.02)	—	—	—	—
Other	(2,503)	(0.02)	(25)	—	447	—
Total	$17,590	$0.15	$(6,944)	$(0.06)	$(5,714)	$(0.05)

As described in Note 4—Investments under the caption Other-than-temporary impairments, the Company recorded $245 thousand ($159 thousand, net of tax) in security write-downs. We did not incur any write downs in our fixed maturity portfolio as a result of other-than-temporary impairment for the years 2015 and 2016.

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

During calendar years 2015 through 2017, Torchmark invested almost exclusively in fixed maturity securities, primarily in corporate bonds with longer-term maturities. The following table summarizes selected information for fixed maturity purchases for the last three years. The effective annual yield shown is the yield calculated to the potential termination date that produces the lowest yield, commonly referred to as the “worst call date.” For non-callable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield, typically the first call date.

TMK 2017 FORM 10-K

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cost of acquisitions(1):
Investment-grade corporate securities	$1,308,567	$1,505,135	$1,026,520
Taxable municipal securities	—	13,023	29,092
Other investment-grade securities	6,042	14,727	15,296
Total fixed maturity acquisitions	$1,314,609	$1,532,885	$1,070,908

Effective annual yield (one year compounded)(2)	4.67%	4.67%	4.79%
Average life (in years, to next call)	23.0	24.6	27.2
Average life (in years to maturity)	24.0	25.4	27.9
Average rating	BBB+	BBB+	BBB+

(1)	Includes unsettled trades of $3 million for 2016.

(2)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
We prefer to invest primarily in bonds that are not callable (on other than a make-whole basis) prior to maturity, but we periodically invest some funds in callable bonds when the incremental yield available on such bonds warrants doing so. For investments in callable bonds, the actual life of the investment will depend on whether the issuer calls the investment prior to the maturity date. Given our investments in callable bonds, the actual average life of our investments cannot be known at the time of the investment. Absent sales, however, the average life will not be less than the average life to next call and will not exceed the average life to maturity. Data for both of these average life measures is provided in the above chart.

From 2015 through 2017, acquisitions consisted of securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade. In addition to the fixed maturity acquisitions, Torchmark invested $55 million in other long-term investments in 2017 compared with $20 million in 2016 and $32 million in 2015.

New cash flow available for investment has been primarily provided through our insurance operations and interest received on existing investments. The amount of cash available for investment in 2016 was greater than 2015 due in part to the collection of various receivables from our Medicare Part D business. In some years, a significant amount of new investments can be derived from proceeds from dispositions including issuer calls. While calls increase funds available for investment, as noted earlier in this discussion, they can also have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than those of the bonds that were called. Issuer calls were $371 million in 2017, $182 million in 2016, and $178 million in 2015.

Portfolio Composition. The composition of the investment portfolio at book value on December 31, 2017 and 2016 was as follows:
Invested Assets
(Dollar amounts in thousands)

	2017		2016
	Amount	% of Total	Amount	% of Total
Fixed maturities (at amortized cost)	$14,995,101	95	$14,188,050	96
Policy loans	529,529	3	507,975	3
Other long-term investments(1)	107,953	1	53,355	—
Short-term investments	127,071	1	72,040	1
Total	$15,759,654	100	$14,821,420	100

(1)	Includes equities available for sale at cost.

TMK 2017 FORM 10-K

Approximately 95% of our investments at book value are in a diversified fixed maturity portfolio. Policy loans, which are secured by policy cash values, make up 3% of our investments. We also have insignificant investments in equity securities and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

Selected information concerning the fixed maturity portfolio is as follows:
Fixed Maturities
Fixed Maturity Portfolio Selected Information

	At December 31,
	2017	2016
Average annual effective yield(1)	5.60%	5.74%
Average life, in years, to:
Next call(2)	17.5	17.6
Maturity(2)	19.1	19.8
Effective duration to:
Next call(2, 3)	10.8	10.4
Maturity(2, 3)	11.5	11.3

(1)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

(2)	Torchmark calculates the average life and duration of the fixed maturity portfolio two ways:

(a)	based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and

(b)	based on the maturity date of all bonds, whether callable or not.

(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

TMK 2017 FORM 10-K

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2017 and 2016.

Fixed Maturities by Sector
At December 31, 2017
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$66,489	$3,896	$(3,650)	$66,735	$2,018,315	$346,364	$(4,588)	$2,360,091	14	14
Banks	27,104	—	(2,727)	24,377	747,249	117,724	(3,007)	861,966	5	5
Other financial	74,956	—	(17,661)	57,295	853,583	74,765	(18,524)	909,824	6	6
Total financial	168,549	3,896	(24,038)	148,407	3,619,147	538,853	(26,119)	4,131,881	25	25
Utilities
Electric	20,713	1,159	—	21,872	1,463,872	306,812	(1,275)	1,769,409	10	11
Gas and water	—	—	—	—	520,418	64,726	(120)	585,024	3	3
Total utilities	20,713	1,159	—	21,872	1,984,290	371,538	(1,395)	2,354,433	13	14
Industrial - Energy
Pipelines	40,590	937	(1,092)	40,435	880,379	117,765	(2,320)	995,824	6	6
Exploration and production	28,174	1,180	(85)	29,269	527,581	79,784	(2,620)	604,745	4	4
Oil field services	33,867	—	(6,004)	27,863	83,722	11,074	(6,004)	88,792	1	1
Refiner	—	—	—	—	73,106	17,430	—	90,536	—	—
Driller	54,561	87	(14,448)	40,200	54,561	87	(14,448)	40,200	—	—
Total energy	157,192	2,204	(21,629)	137,767	1,619,349	226,140	(25,392)	1,820,097	11	11
Industrial - Basic materials
Chemicals	—	—	—	—	541,785	59,216	(20)	600,981	3	3
Metals and mining	57,438	7,727	—	65,165	387,134	85,105	—	472,239	3	3
Forestry products and paper	—	—	—	—	112,175	16,911	—	129,086	1	1
Total basic materials	57,438	7,727	—	65,165	1,041,094	161,232	(20)	1,202,306	7	7
Industrial - Consumer, non-cyclical	21,334	—	(4,498)	16,836	1,834,778	192,887	(6,494)	2,021,171	12	12
Other industrials	47,136	2,965	—	50,101	1,326,051	179,694	(671)	1,505,074	9	9
Industrial - Transportation	26,443	1,581	(162)	27,862	553,435	90,211	(195)	643,451	3	4
Other corporate sectors	143,995	5,076	(9,387)	139,684	1,310,445	123,588	(13,236)	1,420,797	9	8
Total corporates	642,800	24,608	(59,714)	607,694	13,288,589	1,884,143	(73,522)	15,099,210	89	90
Other fixed maturities:
Government (U.S., municipal, and foreign)	306	—	(105)	201	1,501,865	147,772	(1,507)	1,648,130	10	9
Collateralized debt obligations	59,150	20,084	(7,653)	71,581	59,150	20,084	(7,653)	71,581	—	—
Other asset-backed securities	—	—	—	—	144,040	4,790	—	148,830	1	1
Mortgage-backed securities(1)	—	—	—	—	1,457	118	(1)	1,574	—	—
Total fixed maturities	$702,256	$44,692	$(67,472)	$679,476	$14,995,101	$2,056,907	$(82,683)	$16,969,325	100	100
(1) Includes GNMA's

TMK 2017 FORM 10-K

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
(1) Includes GNMA's

At December 31, 2017, fixed maturities had a fair value of $17.0 billion, compared with $15.2 billion at December 31, 2016. The net unrealized gain position in the fixed maturity portfolio increased from $1.1 billion at December 31, 2016 to $2.0 billion at December 31, 2017, primarily as a result of a decrease in credit spreads. The December 31, 2017 net unrealized gain consisted of gross unrealized gains of $2.1 billion offset by $83 million of gross unrealized losses, compared with the December 31, 2016 net unrealized gain which consisted of a gross unrealized gain of $1.3 billion and a gross unrealized loss of $216 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 89% of amortized cost and 90% of fair value. The remainder of the portfolio is

TMK 2017 FORM 10-K

invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. As shown in the chart above, financial, utility, and energy sectors represented approximately 50% of the portfolio. At December 31, 2017, the total fixed maturity portfolio consists of 596 issuers, with 220 issuers within the financial, utility, and energy sectors.

The net unrealized gain of the fixed maturity portfolio increased $916 million from December 31, 2016. The financial, utility, energy, and basic materials sectors experienced increases of $237 million, $132 million, $117 million, and $117 million respectively, in net unrealized gains from December 31, 2016 to December 31, 2017. The fair value of the entire portfolio increased 11% for the period. Over the past year, oil and many other commodity prices have increased meaningfully to the benefit of our holdings in the energy and basic materials sectors. While a sustained period of low prices might lead to some downgrades in ratings, we do not currently anticipate any losses from defaults or write-downs in the foreseeable future.

For more information about our fixed maturity portfolio by component at December 31, 2017 and 2016, including a discussion of other-than-temporary impairments, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite rating at December 31, 2017 is shown in the following table. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the chart below are private placement fixed maturity holdings of $591 million at amortized cost ($613 million at fair value) for which the ratings were assigned by the third party managers.
Fixed Maturities by Rating
At December 31, 2017
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$649,559	4	$689,356	4
AA	1,095,502	7	1,222,148	7
A	4,139,252	28	4,959,570	29
BBB+	3,493,309	23	3,936,939	23
BBB	3,302,118	22	3,696,880	22
BBB-	1,613,105	11	1,784,956	11
Investment grade	14,292,845	95	16,289,849	96
Below investment grade:
BB	413,425	3	397,063	2
B	152,454	1	133,582	1
Below B	136,377	1	148,831	1
Below investment grade	702,256	5	679,476	4
	$14,995,101	100	$16,969,325	100

Of the $15.0 billion of fixed maturities at amortized cost as of December 31, 2017, $14.3 billion or 95% were investment grade with an average rating of A-. Below-investment-grade bonds were $702 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 15% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of December 31, 2017. Overall, the total portfolio had a weighted average quality rating of BBB+ based on amortized cost, the same as at the end of 2016.

TMK 2017 FORM 10-K

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$751,144	$640,150
Downgrades by rating agencies	61,691	179,077
Upgrades by rating agencies	(55,345)	(58,626)
Disposals	(59,420)	(13,860)
Write down of other-than-temporarily impaired securities	(245)	—
Amortization	4,431	4,403
Balance at end of year	$702,256	$751,144

Our investment policy regarding fixed maturities is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings. We are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we do not have any exposure to European sovereign debt at December 31, 2017. Our exposure to Puerto Rican obligations is insignificant.

Market Risk Sensitivity. Torchmark’s investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since 95% of the book value of our investments is attributable to fixed maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio rising and increases in interest rates cause the fair value to decline. Under normal market conditions, we do not expect to realize these unrealized gains and losses because we have the ability and the intent to hold these investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, as is permitted by GAAP, these liabilities are not recorded at fair value.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed maturity portfolio at December 31, 2017 and 2016. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

	At December 31,
Change in Interest Rates (1)	2017	2016
(200)	$21,455,515	$19,126,303
(100)	19,024,031	17,030,458
0	16,969,325	15,245,861
100	15,221,207	13,716,023
200	13,723,745	12,395,635

(1) In basis points.

TMK 2017 FORM 10-K

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

Parent Company Liquidity. Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent, and Parent Company dividends to Torchmark shareholders. In 2017, the Parent received $454 million of cash dividends from its subsidiaries, compared with $438 million in 2016 and $466 million in 2015. Including transfers from other subsidiaries and after paying debt obligations, shareholder dividends, and other expenses (but before share repurchases), the Parent Company had excess cash flow in 2017 of approximately $330 million, compared with $311 million in 2016 and $358 million in 2015.

Parent Company cash flow in excess of its operating requirements is available for other corporate purposes, such as insurance subsidiary capital or financing needs, strategic acquisitions, additional shareholder dividends, or share repurchases. In 2018, it is expected that the Parent Company will receive approximately $450 million in dividends and transfers from subsidiaries and that approximately $320 to $330 million will be available as excess cash flow. Certain restrictions exist on the payment of these dividends. For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 12—Shareholders’ Equity. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Short-Term Borrowings. An additional source of parent company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While Torchmark can request the extension, it is not guaranteed. In May 2016, Torchmark amended the facility to extend the maturity date to May 2021. The amendment also allowed for an additional $100 million term loan as discussed under the caption Credit Facility in Note 11—Debt. The facility is further designated as a back-up line of credit for a commercial paper program as well as the stand-by letters of credit as discussed below. As of December 31, 2017, we had available $249 million of additional borrowing capacity under this facility, compared with $310 million a year earlier. There have been no difficulties in accessing the commercial paper market during the three years ended December 31, 2017.

In summary, Torchmark expects to have readily available funds for 2018 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of additional debt, additional borrowings on our short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from continuing operations were $1.4 billion in 2017, compared with $1.2 billion in 2016 and $1.1 billion in 2015. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities in the amount of $489 million in 2017, compared with $236 million in 2016 and $376 million in 2015.

Our cash and short-term investments were $246 million at year-end 2017 and $148 million at year-end 2016. Additionally, we have a portfolio of marketable fixed securities that are available for sale in the event of an unexpected need. These

TMK 2017 FORM 10-K

securities had a fair value of $17.0 billion at December 31, 2017. However, our strong cash flows from operations, investment maturities, and the availability of our credit line make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements. As a part of its aforementioned credit facility, Torchmark had outstanding $177 million in stand-by letters of credit at December 31, 2017 and 2016. These letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Torchmark to obtain third-party financing, which could cause an insignificant increase in financing costs.

As of December 31, 2017, we had no unconsolidated affiliates and no guarantees of the obligations of third party entities. All of our guarantees were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 15—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2017.

Contractual Obligations
(Dollar amounts in thousands)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,460,268	$1,475,634	$328,625	$308,897	$227,500	$610,612
Debt—interest(2)	6,837	1,134,369	73,967	111,475	87,988	860,939
Capital leases	—	—	—	—	—	—
Operating leases	—	16,564	3,483	6,422	4,829	1,830
Purchase obligations(3)	33,846	290,999	27,326	12,455	4,382	246,836
Postretirement obligations(4)	250,595	292,824	21,603	48,572	55,059	167,590
Future insurance obligations(5)	13,439,472	52,462,823	1,584,774	3,074,789	2,955,996	44,847,264
Total	$15,191,018	$55,673,213	$2,039,778	$3,562,610	$3,335,754	$46,735,071

(1)	Debt is itemized in Note 11—Debt.

(2)	Interest on debt is based on our fixed contractual obligations.

(3)	Purchase obligations include various long-term non-cancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests.

(4)
Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2017, these pension obligations were $603 million, but there were also assets of $378 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. There are also obligations for benefits other than pensions with a liability of $26 million. Please refer to Note 9—Postretirement Benefits for more information on pension obligations.

(5)
Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2017. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $13.4 billion at December 31, 2017, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources. Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 11—Debt and the current maturity of funded debt), long-term funded debt, and shareholders’ equity. A complete analysis and description of long-term debt issues outstanding is presented in Note 11.

Debt: The carrying value of the long-term debt was $1.1 billion at December 31, 2017, the same as a year earlier.

On November 17, 2017, Torchmark completed the issuance and sale of $125 million in aggregate principal of Torchmark’s 5.275% Junior Subordinated Debentures due 2057. The debentures were sold in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933. The initial purchaser of the

TMK 2017 FORM 10-K

debentures was outside the United States. The net proceeds from the sale of the debentures were $123.3 million, after giving effect to the discount payable to the initial purchaser and expenses of the offering of the debentures. Torchmark used the net proceeds from the offering of the debentures to repay the $125 million outstanding principal of the 5.875% Junior Subordinated Debentures that were due December 15, 2052 and that were callable beginning December 15, 2017.

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

Subsidiary Capital: For the past several years, our insurance subsidiaries have targeted a capital ratio of approximately 325% of Company Action Level regulatory capital under Risk-Based Capital (RBC) standards, a formula designed by insurance regulatory authorities to monitor the adequacy of capital. At December 31, 2017, our insurance subsidiaries had an aggregate RBC ratio of 314%, a decrease in the ratio from the prior year of 324% due to the reduction in deferred tax assets as a result of the Tax Legislation previously discussed in the Results of Operations in this report. Should the NAIC adjust the RBC factors in 2018, as expected, to take into account the lower tax rate, we would expect a further reduction in our consolidated RBC ratio for the year ending December 31, 2018. At this time, target RBC levels for 2018 are yet to be determined pending discussion with regulators and rating agencies. Management believes more than sufficient liquidity exists at the Parent Company to make additional contributions as necessary to maintain the targeted ratio.

Shareholder's Equity: As noted under the caption Analysis of Share Repurchases in this report, we have an ongoing share repurchase program. Under this program, we acquired 4 million shares at a cost of $325 million in 2017, 5 million shares at a cost of $311 million in 2016, and 6 million shares for $359 million in 2015. The majority of purchased shares are retired each year. Please refer to the description of our share repurchase program under the caption Summary of Operations in this report.

Torchmark has continually increased the quarterly dividend on its common shares over the past three years. In the first quarter of 2015, it was increased to $0.135 per share from $0.1267 per share. In the first quarter of 2016, it was raised to $0.14 per share. Finally, in the first quarter of 2017, dividends were raised to $0.15 per share.

Shareholders’ equity was $6.2 billion at December 31, 2017, compared with $4.6 billion at December 31, 2016, a $1.7 billion or 36% increase. During the twelve months since December 31, 2016, shareholders’ equity was reduced by $325 million in share purchases under the repurchase program and $88 million to offset the dilution from stock option exercises. However, it was increased by $1.5 billion of net income, $874 million of which was attributed to a tax adjustment as a result of the Tax Legislation and $870 million of after-tax unrealized gains, of which $275 million was attributed to a tax adjustment as a result of the Tax Legislation.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Possible uses of excess cash flow include, but are not limited to, share repurchases, acquisitions, increases in shareholder dividends, investment in securities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that targeted capital levels are maintained in our companies. If market conditions are favorable, we currently expect that share repurchases will continue to be a primary use of those funds.

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

TMK 2017 FORM 10-K

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

The following table presents selected data related to our capital resources. Additionally, the table presents the effect of this accounting guidance on relevant line items, so that investors and other financial statement users may determine its impact on Torchmark’s capital structure. Excluding the effect of unrealized gains and losses on the fixed maturity portfolio from shareholders' equity is considered non-GAAP. Below we include the reconciliation to GAAP.

Selected Financial Data
(Dollar amounts in thousands except per share and percentage data)
	At December 31, 2017		At December 31, 2016		At December 31, 2015
	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)
Fixed maturities	$16,969,325	$1,974,224	$15,245,861	$1,057,811	$13,758,024	$506,153
Deferred acquisition costs(2)	3,958,063	(10,819)	3,783,158	(10,281)	3,617,135	(7,869)
Total assets	23,474,985	1,963,405	21,436,087	1,047,530	19,853,213	498,284
Short-term debt	328,067	—	264,475	—	490,129	—
Long-term debt	1,132,201	—	1,133,165	—	743,733	—
Shareholders’ equity	6,231,421	1,551,090	4,566,861	680,894	4,055,552	323,885
Book value per diluted share	52.95	13.18	37.76	5.63	32.71	2.62
Debt to capitalization(3)	19.0%	(4.8)%	23.4%	(3.1)%	23.3%	(1.5)%
Diluted shares outstanding	117,696		120,958		123,996
Actual shares outstanding	114,593		118,031		122,370

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.

(2)	Includes the value of insurance purchased.

(3)
Torchmark’s debt covenants require that the effect of the accounting guidance requiring revaluation be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of debt and shareholders’ equity.

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 10.8 times in 2017, compared with 10.3 times in 2016 and 11.0 times in 2015 based on continuing operations. This times-interest-earned ratio is computed by dividing interest expense into the sum of pre-tax income from continuing operations and interest expense. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

TMK 2017 FORM 10-K

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our five largest insurance subsidiaries at December 31, 2017.

	Standard & Poor’s	A.M Best
Liberty	AA-	A+ (Superior)
Globe	AA-	A+ (Superior)
United American	AA-	A+ (Superior)
American Income	AA-	A+ (Superior)
Family Heritage	NR	A+ (Superior)

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

During the fourth quarter of 2017, S&P reviewed our operations and financial outlook. Based on their review, they confirmed our "AA-" financial strength ratings at our insurance subsidiaries and Torchmark Corporation's senior debt "A" credit rating.

OTHER ITEMS

Litigation. Torchmark and its subsidiaries are subject to being named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at the insurance subsidiaries. Such punitive damage claims may have the potential for significant adverse results since Torchmark and its subsidiaries operate in jurisdictions where large punitive damage awards bearing little or no relation to actual damages continue to be awarded. This bespeaks caution since it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by us to be material. For more information concerning litigation, please refer to Note 15—Commitments and Contingencies .

TMK 2017 FORM 10-K

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits: Due to the long-term nature of insurance contracts, our insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry. The accounting policies for determining this liability are disclosed in Note 1—Significant Accounting Policies.

Approximately 87% of our liabilities for future policy benefits at December 31, 2017 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies. Torchmark did not have a premium deficiency event for its traditional business during the three years ended December 31, 2017.

The remaining portion of liabilities for future policy benefits pertains to business accounted for as deposit business, where the recorded liability is the fund balance attributable to the benefit of policyholders as determined by the policy contract at the financial statement date. Accordingly, there are no assumptions used to determine the future policy benefit liability for deposit business.

Deferred Acquisition Costs: Certain costs of acquiring new business are deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs related to the successful issuance of a new insurance contract as indicated in Note 1—Significant Accounting Policies under the caption Deferred Acquisition Costs in the Notes to Consolidated Financial Statements. Additionally, the cost of acquiring blocks of insurance business or insurance business through the purchase of other companies, known as the value of insurance purchased, is included in deferred acquisition costs. Our policies for accounting for deferred acquisition costs and the associated amortization are reported under the same caption in Note 1—Significant Accounting Policies.

Over 99% of our recorded amounts for deferred acquisition costs at December 31, 2017 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2017.

Less than 1% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. Revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2017.

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

TMK 2017 FORM 10-K

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

Impairment of Investments: We continually monitor our investment portfolio for investments where fair value has declined below carrying value and that have become impaired in value. While the values of the investments in our portfolio constantly fluctuate due to market conditions, an other-than-temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed to be other than temporary. The policies and procedures that we use to evaluate and account for impairments of investments are disclosed in Note 1—Significant Accounting Policies and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an other-than-temporary impairment, it is difficult to predict the future prospects of a distressed or impaired security.

Defined benefit pension plans: We maintain funded defined benefit plans covering most full-time employees. We also have unfunded nonqualified defined benefit plans covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2017, our gross liability under these plans was $603 million, but was offset by assets of $378 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2017 and projected benefit obligation as of December 31, 2017.

TMK 2017 FORM 10-K

Pension Assumptions
(Dollar amounts in thousands)

Assumption	% Change	Impact on Expense	Impact on Projected Benefit Obligation

Discount Rate(1):
Increase	0.25	$(2,890)	$(23,697)
Decrease	(0.25)	3,054	25,181
Expected Return(2):
Increase	0.25	(923)
Decrease	(0.25)	923

(1)	The discount rate was 4.27% for 2017 expense and 3.75% for the projected benefit obligation at December 31, 2017.

(2)	The expected return rate assumed was 6.96%.

The Company determines mortality assumptions through the use of published mortality tables that reflect broad-based studies of mortality and published longevity improvement scales.

The criteria used to determine the primary assumptions are discussed in Note 9—Postretirement Benefits. While we have used our best efforts to determine the most reliable assumptions, given the information available from company experience, economic data, independent consultants and other sources, we cannot be certain that actual results will be the same as expected. The assumptions are reviewed annually and revised, if necessary, based on more current information available to us. Note 9—Postretirement Benefits also contains information about pension plan assets, investment policies, and other related data.

TMK 2017 FORM 10-K

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control. If these estimates or assumptions prove to be incorrect, the actual results may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to Torchmark specifically. Such events or developments could include, but are not necessarily limited to:

(1)	Changes in lapse rates and/or sales of our insurance policies as well as levels of mortality, morbidity, and utilization of healthcare services that differ from our assumptions;

(2)	Federal and state legislative and regulatory developments, particularly those impacting taxes and changes to the federal Medicare program that would affect Medicare Supplement;

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

TMK 2017 FORM 10-K

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements Index

TMK 2017 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Torchmark Corporation (McKinney, Texas)

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 26, 2018

We have served as the Company's auditor since 1999.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31,
	2017	2016
Assets:
Investments:
Fixed maturities-available for sale, at fair value (amortized cost: 2017—$14,995,101; 2016—$14,188,050)	$16,969,325	$15,245,861
Policy loans	529,529	507,975
Other long-term investments	108,559	53,852
Short-term investments	127,071	72,040
Total investments	17,734,484	15,879,728
Cash	118,563	76,163
Accrued investment income	233,453	223,148
Other receivables	391,775	384,454
Deferred acquisition costs	3,958,063	3,783,158
Goodwill	441,591	441,591
Other assets	528,536	520,313
Assets related to discontinued operations	68,520	127,532
Total assets	$23,474,985	$21,436,087
Liabilities:
Future policy benefits	$13,439,472	$12,825,837
Unearned and advance premiums	61,430	64,017
Policy claims and other benefits payable	333,294	299,565
Other policyholders' funds	97,635	96,993
Total policy liabilities	13,931,831	13,286,412
Current and deferred income taxes payable	1,312,002	1,743,990
Other liabilities	489,609	413,760
Short-term debt	328,067	264,475
Long-term debt (estimated fair value: 2017—$1,228,392; 2016—$1,233,019)	1,132,201	1,133,165
Liabilities related to discontinued operations	49,854	27,424
Total liabilities	17,243,564	16,869,226
Commitments and Contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: 0 in 2017 and 2016	—	—
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2017—124,218,183 issued, less 9,625,104 held in treasury and 2016—127,218,183 issued, less 9,187,075 held in treasury)	124,218	127,218
Additional paid-in capital	508,476	490,421
Accumulated other comprehensive income (loss)	1,424,274	577,574
Retained earnings	4,806,208	3,890,798
Treasury stock	(631,755)	(519,150)
Total shareholders’ equity	6,231,421	4,566,861
Total liabilities and shareholders’ equity	$23,474,985	$21,436,087

See accompanying Notes to Consolidated Financial Statements.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Life premium	$2,306,547	$2,189,333	$2,073,065
Health premium	976,373	947,663	925,520
Other premium	15	38	135
Total premium	3,282,935	3,137,034	2,998,720

Net investment income	847,885	806,903	773,951
Realized investment gains (losses)	23,611	(10,683)	(8,791)
Other income	1,142	1,375	2,185
Total revenue	4,155,573	3,934,629	3,766,065

Benefits and expenses:
Life policyholder benefits	1,558,261	1,479,272	1,374,608
Health policyholder benefits	633,778	612,725	602,610
Other policyholder benefits	35,836	36,751	38,994
Total policyholder benefits	2,227,875	2,128,748	2,016,212

Amortization of deferred acquisition costs	490,403	469,063	445,625
Commissions, premium taxes, and non-deferred acquisition expenses	264,860	249,174	237,541
Other operating expense	257,255	232,064	223,858
Interest expense	84,532	83,345	76,642
Total benefits and expenses	3,324,925	3,162,394	2,999,878

Income before income taxes	830,648	772,235	766,187
Income tax benefit (expense)	627,615	(232,645)	(249,894)
Income from continuing operations	1,458,263	539,590	516,293

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(3,769)	10,189	10,807
Net income	$1,454,494	$549,779	$527,100

Basic net income per common share:
Continuing operations	$12.53	$4.50	$4.13
Discontinued operations	(0.03)	0.08	0.08
Total basic net income per common share	$12.50	$4.58	$4.21

Diluted net income per common share:
Continuing operations	$12.26	$4.41	$4.07
Discontinued operations	(0.04)	0.08	0.09
Total diluted net income per common share	$12.22	$4.49	$4.16

See accompanying Notes to Consolidated Financial Statements.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,454,494	$549,779	$527,100

Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	950,088	544,886	(1,163,417)
Reclassification adjustment for (gains) losses on securities included in net income	(34,954)	10,645	9,478
Reclassification adjustment for amortization of (discount) premium	(47)	(4,185)	(6,346)
Foreign exchange adjustment on securities recorded at fair value	1,326	312	(3,010)
Unrealized gains (losses) on securities	916,413	551,658	(1,163,295)

Unrealized gains (losses) on other investments:
Unrealized holding gains (losses) arising during period	5,008	2,503	(1,635)
Reclassification adjustment for (gains) losses included in net income	—	(360)	(1,102)
Unrealized gains (losses) on other investments	5,008	2,143	(2,737)
Total unrealized investment gains (losses)	921,421	553,801	(1,166,032)
Less applicable (taxes) benefits	(322,553)	(193,820)	408,092
Unrealized gains (losses) on investments, net of tax	598,868	359,981	(757,940)

Unrealized gains (losses) attributable to deferred acquisition costs	(538)	(2,412)	8,682
Less applicable (taxes) benefits	188	845	(3,039)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(350)	(1,567)	5,643

Foreign exchange translation adjustments, other than securities	11,389	2,178	(20,651)
Less applicable (taxes) benefits	(2,937)	(838)	6,892
Foreign exchange translation adjustments, other than securities, net of tax	8,452	1,340	(13,759)

Pension adjustments:
Amortization of pension costs	12,436	10,168	14,586
Plan amendments	—	—	(2,104)
Experience gain (loss)	(31,933)	(31,902)	(11,632)
Pension adjustments	(19,497)	(21,734)	850
Less applicable (taxes) benefits	6,827	7,607	(299)
Pension adjustments, net of tax	(12,670)	(14,127)	551

Other comprehensive income (loss)	594,300	345,627	(765,505)
Comprehensive income (loss)	$2,048,794	$895,406	$(238,405)

See accompanying Notes to Consolidated Financial Statements.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Year Ended December 31, 2015
Balance at January 1, 2015	$—	$134,218	$457,613	$997,452	$3,376,846	$(268,663)	$4,697,466
Comprehensive income (loss)				(765,505)	527,100		(238,405)
Common dividends declared ($.54 per share)					(67,182)		(67,182)
Acquisition of treasury stock						(418,526)	(418,526)
Stock-based compensation			21,813		(2,132)	8,983	28,664
Exercise of stock options			17,577		(36,322)	72,280	53,535
Retirement of treasury stock		(4,000)	(14,719)		(183,941)	202,660	—
Balance at December 31, 2015	—	130,218	482,284	231,947	3,614,369	(403,266)	4,055,552

Year Ended December 31, 2016
Comprehensive income (loss)				345,627	549,779		895,406
Common dividends declared ($.56 per share)					(66,968)		(66,968)
Acquisition of treasury stock						(404,784)	(404,784)
Stock-based compensation			19,659		(2,224)	8,891	26,326
Exercise of stock options					(53,845)	115,174	61,329
Retirement of treasury stock		(3,000)	(11,522)		(150,313)	164,835	—
Balance at December 31, 2016	—	127,218	490,421	577,574	3,890,798	(519,150)	4,566,861

Year Ended December 31, 2017
Comprehensive income (loss)				594,300	1,454,494		2,048,794
Common dividends declared ($.60 per share)					(69,494)		(69,494)
Acquisition of treasury stock						(412,989)	(412,989)
Stock-based compensation			30,190		(606)	7,450	37,034
Exercise of stock options					(38,333)	99,548	61,215
Reclassifications, Tax Reform(1)				252,400	(252,400)		—
Retirement of treasury stock		(3,000)	(12,135)		(178,251)	193,386	—
Balance at December 31, 2017	$—	$124,218	$508,476	$1,424,274	$4,806,208	$(631,755)	$6,231,421

(1)
Income tax effects of certain items were reclassified from accumulated other comprehensive income to retained earnings to remove stranded tax effects as a result of early adoption of ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See further discussion in Note 1—Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,454,494	$549,779	$527,100
Adjustments to reconcile net income from continuing operations to cash provided from continuing operations:
Loss (Income) from discontinued operations, net of income taxes	3,769	(10,189)	(10,807)
Increase (decrease) in future policy benefits	687,407	645,844	631,202
Increase (decrease) in other policy benefits	31,784	24,668	14,609
Deferral of policy acquisition costs	(660,134)	(635,318)	(612,181)
Amortization of deferred policy acquisition costs	490,403	469,063	445,625
Change in current and deferred income taxes	(700,660)	152,210	103,558
Realized (gains) losses on sale of investments and properties	(23,611)	10,683	8,791
Other, net	67,933	20,079	13,985
Net cash provided from (used for) continuing operations	1,351,385	1,226,819	1,121,882
Net cash provided from (used for) discontinued operations	77,673	171,889	(1,832)
Cash provided from (used for) operating activities	1,429,058	1,398,708	1,120,050

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	67,246	340,434	226,792
Fixed maturities available for sale—matured, called, and repaid	488,843	236,353	376,158
Other long-term investments	3,534	1,217	3,740
Total investments sold or matured	559,623	578,004	606,690
Acquisition of investments:
Fixed maturities—available for sale	(1,314,609)	(1,530,053)	(1,070,908)
Other long-term investments	(55,096)	(20,444)	(31,707)
Total investments acquired	(1,369,705)	(1,550,497)	(1,102,615)
Net (increase) decrease in policy loans	(21,554)	(15,513)	(20,353)
Net (increase) decrease in short-term investments	(55,031)	(17,274)	(38,884)
Additions to properties	(20,285)	(25,162)	(36,957)
Sale of other assets	18	90	—
Investments in low-income housing interests	(19,890)	(32,084)	(41,231)
Cash provided from (used for) investing activities	(926,824)	(1,062,436)	(633,350)

Cash provided from (used for) financing activities:
Issuance of common stock	61,215	61,329	35,958
Cash dividends paid to shareholders	(68,831)	(66,931)	(66,899)
Repayment of debt	(126,875)	(250,000)	—
Proceeds from issuance of debt	125,000	400,000	—
Payment for debt issuance costs	(1,661)	(9,638)	—
Net borrowing (repayment) of commercial paper	61,092	22,224	1,978
Excess tax benefit from stock option exercises	—	—	17,577
Acquisition of treasury stock	(412,989)	(404,784)	(418,526)
Net receipts (payments) from deposit-type product	(90,932)	(71,991)	(95,793)
Cash provided from (used for) financing activities	(453,981)	(319,791)	(525,705)

Effect of foreign exchange rate changes on cash	(5,853)	(1,701)	34,369
Increase (decrease) in cash	42,400	14,780	(4,636)
Cash at beginning of year	76,163	61,383	66,019
Cash at end of year	$118,563	$76,163	$61,383
See accompanying Notes to Consolidated Financial Statements.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: Torchmark Corporation (Torchmark or alternatively, the Company) through its wholly-owned subsidiaries provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. Torchmark is organized into four reportable segments: life insurance, health insurance, annuity, and investment.

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

Investments: Torchmark classifies all of its fixed maturity investments, which include bonds and redeemable preferred stocks, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

carried at unpaid principal balances. Other long-term investments include equity securities, real estate, mortgage participations, and limited partnerships. Investments in equity securities, which include common and nonredeemable preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Investments in real estate are reported at cost less allowances for depreciation. Depreciation is calculated on the straight-line method. Mortgage participations, a type of investment where the mortgage loan is shared among investors, are accounted for as financing receivables. Investments in limited partnerships are primarily accounted for using the cost method of accounting as Torchmark's partnership interest is minor as Torchmark lacks the ability to exercise significant influence over the partnership's operating and financial policies. The Company considers its cost method investments for impairment when the carrying value of such investments exceeds the net asset value (“NAV”). As further discussed below in Accounting Pronouncements Not Yet Adopted, the Company will adopt ASU 2016-01 on January 1, 2018 which removes the cost method for certain investments and replaces it with fair value through net income method. Under the new guidance, limited partnerships will be reported at fair value and all fluctuations in fair value will be reported through realized gains and losses. Short-term investments include investments in interest-bearing assets with original maturities of twelve months or less. Gains and losses realized on the disposition of investments are determined on a specific identification basis.

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

The great majority of Torchmark's fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2017, Torchmark's investments in fixed maturities were primarily composed of the following significant security types: Corporate securities, state and municipal securities, redeemable preferred stocks, and U.S. government securities. The remaining security types represented less than 1% of the total in the aggregate.

Over 95% of the fair value reported at December 31, 2017 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers, but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

Using the observable market inputs described above, spreads to an appropriate benchmark yield are further developed by the vendors for each security based on security-specific and/or sector-specific risk factors, such as a security’s terms and conditions (coupon, maturity, and call features), credit rating, sector, liquidity, collateral or other cash flow options, and other factors that could impact the risk of the security. Embedded repayment options, such as call and redemption features, are also taken into account in the pricing models. When the spread is determined, it is added to the security’s benchmark yield. The security's expected cash flows are discounted using this spread-adjusted yield, and the resulting present value of the discounted cash flows is the evaluated price.

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

Torchmark invests in a portfolio of private placement bonds which are not actively traded. This portfolio is managed by third parties. The portfolio managers provide valuations for the bonds based on a pricing matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If they cannot be corroborated, the fair values are classified as Level 3.

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements and Note 9—Postretirement Benefits under the caption Pension Plans.

Fair Value Measurements, Other Financial Instruments: Fair values for cash, short-term investments, short-term debt, mortgage participations, receivables and payables approximate carrying value. Policy loans are an integral part of Torchmark’s subsidiaries’ life insurance policies in force and their fair values cannot be valued separately and apart from the insurance contracts. The fair values of Torchmark’s long-term debt issues are based on the same methodology as investments in fixed maturities. At December 31, 2017, observable inputs were available for these debt securities and as such were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2017 is disclosed in Note 11—Debt. As described in Note 9—Postretirement Benefits, Torchmark maintains a nonqualified supplemental retirement plan. Therefore the assets which support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of corporate-owned life insurance policies (COLI) and exchange traded funds (ETFs). The fair value of the insurance cash values approximates carrying value. Fair values for the ETFs are derived from direct quotes and are considered Level 1 in the valuation hierarchy.

Impairment of Investments: Torchmark’s portfolio of fixed maturities fluctuates in value due to changes in interest rates in the financial markets as well as other factors. Fluctuations caused by market interest rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, Torchmark considers these declines in value resulting from changes in market interest rates to be temporary. In certain circumstances, however, Torchmark determines that the decline in the value of a security is other-than-temporary and writes the book value of the security down to its fair value, realizing an investment loss. The evaluation of Torchmark’s securities for other-than-temporary impairments is a process that is undertaken at least quarterly and is overseen by a team of investment and accounting professionals. Each security, which is impaired because the fair value is less than the cost or amortized cost, is identified

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

and evaluated. The determination that an impairment is other-than-temporary is highly subjective and involves the careful consideration of many factors. Among the factors considered are:

•	The length of time and extent to which the security has been impaired

•	The reason(s) for the impairment

•	The financial condition of the issuer and the prospects for recovery in fair value of the security

•	The Company’s ability and intent to hold the security until anticipated recovery

•	Expected future cash flows

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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

Other Receivables: Other receivables consist mostly of agent debit balances, which primarily represent commissions advanced to insurance agents. These balances are repaid to the Company over time as the premiums associated with the advanced commissions are collected by the Company and the agents' commissions on such premiums are retained. The balances were $378 million and $353 million at December 31, 2017 and 2016, respectively. Management believes these balances are recoverable as they are less than the estimated present value of future commissions.

Deferred Acquisition Costs: Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are essential for the acquisition of new insurance business and are directly related to the successful issuance of an insurance contract including sales commissions, policy issue costs, and underwriting costs. Additionally, deferred acquisition costs (DAC) include the value of business acquired (VOBA), which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed compared against the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP.

DAC and VOBA are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established.

DAC are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized DAC asset. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits.

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Globe Life Direct Response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Globe Life Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of DAC. They are amortized in the same manner as other DAC. Globe Life Direct Response advertising costs charged to earnings and included in other operating expense were $9.3 million, $9.3 million, and $9.7 million in 2017, 2016, and 2015, respectively. At December 31, 2017, unamortized capitalized advertising costs included within DAC were $1.28 billion at December 31, 2017 and $1.25 billion at December 31, 2016.

Goodwill: The excess cost of a business acquired over the fair value of net assets acquired is reported as goodwill. Goodwill is subject to impairment testing in accordance with GAAP on an annual basis, or whenever potential impairment triggers occur. The Company may perform a qualitative analysis under certain circumstances, or perform a two-step quantitative analysis. In the qualitative analysis, the Company determines if it is more likely than not that the fair value of a reporting unit is less than its carrying amount by assessing current events and circumstances. If there are factors present indicating potential impairment, the Company would proceed to the two-step quantitative analysis.

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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

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

Torchmark tested its goodwill annually as of June 30th in each of the years 2015 through 2017. Torchmark’s goodwill was not impaired in any of those periods.

Low-Income Housing Tax Credit Interests: Torchmark invests in limited partnerships that provide low-income housing tax credits and other related federal income tax benefits to Torchmark. The carrying value of Torchmark’s investment in these entities was $228 million and $280 million at December 31, 2017 and 2016, respectively and was included in "Other assets" on the Consolidated Balance Sheets. As of December 31, 2017, Torchmark was obligated under future commitments of $34 million, which are recorded in "Other liabilities". For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization while the proportional method of amortization is utilized for all non-guaranteed as well as guaranteed investments acquired on or after January 1, 2015. All amortization expense is recorded in "Income tax benefit (expense)" on the Consolidated Statements of Operations.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to five years for equipment and ten to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $217 million at December 31, 2017 and $196 million at December 31, 2016. Accumulated depreciation was $109 million at year end 2017 and $99 million at the end of 2016. Depreciation expense was $10.5 million in 2017, $9.8 million in 2016, and $8.0 million in 2015. Internally generated software costs are expensed as incurred in the preliminary project phase and post-implementation phase, and will be capitalized during the application development stage.

Future Policy Benefits: The liability for future policy benefits for annuity and universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 87% of total future policy benefits, is determined on the net level premium method. This method provides for the present value of expected future benefit payments less the present value of expected future net premiums, based on estimated investment yields, mortality, morbidity, persistency and other assumptions which were considered appropriate at the time the policies were issued. For limited-payment contracts, a deferred profit liability is also recorded which causes profits to emerge over the life of the contract in proportion to policies in force.

Assumptions used for traditional life and health insurance products are based primarily on Company experience. Assumptions for interest rates range from 2.5% to 7.0% for Torchmark’s insurance companies with an overall weighted average assumed rate of 5.80%. Mortality tables used for individual life insurance include various statutory tables and modifications of a variety of generally accepted actuarial tables. Morbidity assumptions for individual health are based on Company experience and industry data. Withdrawal and termination assumptions are based on Torchmark’s experience. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are reviewed annually and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized deferred acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized deferred acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on revised assumptions.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

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

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Legislation) was enacted into law which changed existing tax law, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The Company recorded $877 million of tax benefits in net income in 2017 as a result of re-measuring its deferred assets and liabilities using the lower corporate tax rate as of the date of enactment. Based on the analysis of the Tax Legislation, the Company was able to determine that this amount is a reasonable estimate of the impact of the Tax Legislation in accordance with SEC Staff Accounting Bulletin (SAB) No. 118. However, the Company will continue to analyze relevant information to complete the accounting for income taxes which may result in an adjustment to tax expense in 2018. The accounting is expected to be complete when the 2017 U.S. corporate income tax returns are filed later in 2018. More information concerning income taxes is provided in Note 8—Income Taxes.

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

Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized evenly over the contract period and when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $17 million, $18 million, and $19 million for the years ended December 31, 2017, 2016, and 2015, respectively. Other premium consists of annuity policy charges in each year. For most insurance products, the related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of DAC in a manner which recognizes profits as they are earned over the revenue recognition period. For limited-payment life insurance products, the profits are recognized over the contract period.

Stock-Based Compensation: Torchmark accounts for stock-based compensation by recognizing an expense in the financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2015 through 2017 is as follows:

	2017	2016	2015
Volatility factor	14.8%	19.2%	23.6%
Dividend yield	0.7%	1.1%	0.9%
Expected term (in years)	5.71	5.78	5.66
Risk-free rate	2.0%	1.3%	1.6%

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

Earnings Per Share: Torchmark presents basic and diluted earnings per common share (EPS) on the face of the Consolidated Statements of Operations for income from continuing operations and income from discontinued operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 12—Shareholders’ Equity.

Accounting Pronouncements Adopted in the Current Year:
ASU 2018-02: In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). This guidance was issued to allow the reclassification of taxes from AOCI to retained earnings as a result of the reduction in corporate income tax rates due to Tax Legislation. Current accounting requires the effect of changes in tax rates used to measure deferred tax assets and liabilities to be reported in net income as of the date of enactment even though deferred taxes were previously recognized in AOCI (stranded taxes). This guidance, however, allows a company to elect to reclassify the stranded taxes in AOCI to retained earnings and is effective for years beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt this guidance resulting in a reclassification of $252 million from AOCI to retained earnings for the period ended December 31, 2017. See Consolidated Statements of Shareholders' Equity and Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

Accounting Pronouncements Not Yet Adopted:
ASU 2016-01: In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily revises the classification and measurement of certain equity investments such that they will be measured at fair value through net income. Additionally, it eliminates the cost method for partnerships and joint ventures and requires these types of investments to be accounted for under the fair value through net income method or equity method. Lastly, the guidance will require certain disclosures associated with fair value of financial instruments. This standard became effective for the Company on January 1, 2018. The adoption will result in a $6 million positive adjustment to the opening balance of retained earnings as we have minimal ownership interests in equity investments and partnerships.
ASU 2016-02: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires all lessees to report a right-of-use asset and a lease liability for leases with a term life greater than 12 months. Operating and financing leases will be recognized on the balance sheet going forward. Additional qualitative and quantitative disclosures will be required. This standard will become effective for the Company beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on the financial statements. Refer to Note 15—Commitments and Contingencies for consideration of the noncancelable operating lease commitments. The Company is not a lessor.
ASU 2016-13: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments as well as to change the loss impairment methodology for available-for-sale debt securities by use of an allowance rather than a direct write-down. This standard will become effective on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition. The Company does not expect the adoption to have a significant impact on the financial statements as we have limited credit losses with respect to our available-for-sale portfolio.
ASU 2016-15: In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to provide uniformity in the classification of cash receipts and payments recorded in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, and proceeds from the settlement of insurance claims. This standard became effective on January 1, 2018 and will not have a significant impact to the classification on our Statement of Cash Flows.
ASU 2016-16: In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This guidance was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory by allowing the immediate recognition of the current and deferred income tax effects. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. This new guidance should be applied on a modified retrospective approach and became effective on January 1, 2018. This adoption will not have a significant impact on the financial statements.
ASU 2017-04: In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance was issued to simplify the subsequent measurement of goodwill through the elimination of Step 2 from the goodwill impairment test which required a hypothetical purchase price allocation. It will become effective on January 1, 2020 and should be applied on a prospective basis. This adoption will not have an impact to the financial statements.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

ASU 2017-07: In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance was issued to simplify the reporting of pension costs by disaggregating the service-cost component from the other components of net benefit costs and reporting it separately on the income statement. The service-cost component is the only component of net benefit cost that will be eligible for capitalization. The guidance became effective on January 1, 2018 with a retrospective transition method for separation of net benefit costs and a prospective transition method for the capitalization of service costs. The Company expects the adoption to add an additional $3 to $5 million in expense to the 2018 Consolidated Statements of Operations due to the elimination of the ability to capitalize a portion of the benefit costs.
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
ASU 2017-09: In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance was issued to provide clarity and guidance regarding changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting. It became effective on January 1, 2018 with early adoption permitted, including adoption in any interim periods. The adoption will have a minimal impact on the financial statements as modifications to stock compensation are infrequent.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2017	2016	2015	2017	2016
Life insurance subsidiaries	$426,285	$429,563	$393,466	$1,254,875	$1,335,070

The excess, if any, of shareholder’s equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to Torchmark without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $458 million at December 31, 2017. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders’ Equity.

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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income
An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2015 through 2017.

Components of Accumulated Other Comprehensive Income

For the 12 months ended December 31, 2015:	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2015	$1,090,273	$(10,758)	$17,386	$(99,449)	$997,452
Other comprehensive income (loss) before reclassifications, net of tax	(759,976)	5,643	(13,759)	(8,930)	(777,022)
Reclassifications, net of tax	2,036	—	—	9,481	11,517
Other comprehensive income (loss)	(757,940)	5,643	(13,759)	551	(765,505)
Balance at December 31, 2015	332,333	(5,115)	3,627	(98,898)	231,947

For the 12 months ended December 31, 2016:
Other comprehensive income (loss) before reclassifications, net of tax	356,016	(1,567)	1,340	(20,736)	335,053
Reclassifications, net of tax	3,965	—	—	6,609	10,574
Other comprehensive income (loss)	359,981	(1,567)	1,340	(14,127)	345,627
Balance at December 31, 2016	692,314	(6,682)	4,967	(113,025)	577,574

For the 12 months ended December 31, 2017:
Other comprehensive income (loss) before reclassifications, net of tax	621,619	(350)	8,452	(20,753)	608,968
Reclassifications, net of tax	(22,751)	—	—	8,083	(14,668)
Other comprehensive income (loss)	598,868	(350)	8,452	(12,670)	594,300
Reclassifications, Tax reform(1)	278,107	(1,515)	2,883	(27,075)	252,400
Balance at December 31, 2017	$1,569,289	$(8,547)	$16,302	$(152,770)	$1,424,274

(1)
Income tax effects of certain items were reclassified from accumulated other comprehensive income to retained earnings to remove stranded tax effects as a result of early adoption of ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See further discussion in Note 1—Significant Accounting Policies.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for each of the years 2015 through 2017.

Reclassification Adjustments

	Year Ended December 31,
Component Line Item	2017	2016	2015	Affected line items in the Statement of Operations
Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$(34,954)	$10,285	$9,478	Realized investment gains (losses)
Amortization of (discount) premium	(47)	(4,185)	(6,346)	Net investment income
Total before tax	(35,001)	6,100	3,132
Tax	12,250	(2,135)	(1,096)	Income taxes
Total after tax	(22,751)	3,965	2,036
Pension adjustments:
Amortization of prior service cost	476	477	377	Other operating expenses
Amortization of actuarial (gain) loss	11,960	9,691	14,209	Other operating expenses
Total before tax	12,436	10,168	14,586
Tax	(4,353)	(3,559)	(5,105)	Income taxes
Total after tax	8,083	6,609	9,481
Total reclassifications (after tax)	$(14,668)	$10,574	$11,517

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition:

A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at December 31, 2017 and 2016 is as follows:

2017:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,646	$18,173	$(1,373)	$407,446	2
States, municipalities, and political subdivisions	1,091,960	127,890	(135)	1,219,715	7
Foreign governments	20,236	1,782	—	22,018	—
Corporates, by sector:
Financial	3,282,526	475,961	(23,392)	3,735,095	22
Utilities	1,955,737	369,406	(1,298)	2,323,845	14
Energy	1,619,349	226,140	(25,392)	1,820,097	11
Other corporate sectors	6,065,803	747,612	(20,616)	6,792,799	40
Total corporates	12,923,415	1,819,119	(70,698)	14,671,836	87
Collateralized debt obligations	59,150	20,084	(7,653)	71,581	—
Other asset-backed securities	144,520	4,835	—	149,355	1
Redeemable preferred stocks, by sector:
Financial	336,621	62,892	(2,727)	396,786	3
Utilities	28,553	2,132	(97)	30,588	—
Total redeemable preferred stocks	365,174	65,024	(2,824)	427,374	3
Total fixed maturities	$14,995,101	$2,056,907	$(82,683)	$16,969,325	100
(1) Amount reported in the balance sheet.
(2) At fair value.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

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
(2) At fair value.

Securities, cash, and short-term investments held on deposit with various state and federal regulatory authorities had an amortized cost and fair value, respectively, of $657 million and $753 million at December 31, 2017 and $600 million and $663 million at December 31, 2016.

A schedule of fixed maturities available for sale by contractual maturity date at December 31, 2017 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$147,457	$149,495
Due after one year through five years	682,932	720,186
Due after five years through ten years	1,397,473	1,567,972
Due after ten years through twenty years	4,701,591	5,519,917
Due after twenty years	7,861,000	8,789,769
Mortgage-backed and asset-backed securities	204,648	221,986
	$14,995,101	$16,969,325

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Analysis of investment operations:

	Year Ended December 31,
	2017	2016	2015
Net investment income is summarized as follows:
Fixed maturities available for sale	$817,213	$778,912	$747,663
Policy loans	39,578	38,436	36,763
Other long-term investments	4,991	2,786	2,021
Short-term investments	948	447	95
	862,730	820,581	786,542
Less investment expense	(14,845)	(13,678)	(12,591)
Net investment income	$847,885	$806,903	$773,951

An analysis of realized gains (losses) from investments is as follows:
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other	$35,199	$(10,645)	$(9,479)
Other-than-temporary impairments	(245)	—	—
Other investments	(7,302)	(38)	688
Loss on redemption on debt	(4,041)	—	—
	23,611	(10,683)	(8,791)
Applicable tax	(6,021)	3,739	3,077
Realized gains (losses) from investments, net of tax	$17,590	$(6,944)	$(5,714)

An analysis of the net change in unrealized investment gains (losses) is as follows:
Fixed maturities available for sale	$916,413	$551,658	$(1,163,295)
Other investments	5,008	2,143	(2,737)
Net change in unrealized gains (losses)	$921,421	$553,801	$(1,166,032)

Additional information about securities sold is as follows:

	At December 31,
	2017	2016	2015
Fixed maturities available for sale:
Proceeds from sales(1)	$67,246	$358,285	$226,792
Gross realized gains	5,079	6,133	259
Gross realized losses	(1,100)	(32,608)	(16,894)

(1)	Includes unsettled sales of $17.9 million at December 31, 2016. There were no unsettled sales in 2017 or 2015.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$407,446	$—	$407,446
States, municipalities, and political subdivisions	44	1,219,671	—	1,219,715
Foreign governments	—	22,018	—	22,018
Corporates, by sector:
Financial	—	3,673,089	62,006	3,735,095
Utilities	—	2,168,115	155,730	2,323,845
Energy	—	1,779,281	40,816	1,820,097
Other corporate sectors	—	6,468,541	324,258	6,792,799
Total corporates	—	14,089,026	582,810	14,671,836
Collateralized debt obligations	—	—	71,581	71,581
Other asset-backed securities	—	135,306	14,049	149,355
Redeemable preferred stocks, by sector:
Financial	—	396,786	—	396,786
Utilities	—	30,588	—	30,588
Total redeemable preferred stocks	—	427,374	—	427,374
Total fixed maturities	$44	$16,300,841	$668,440	$16,969,325
Percentage of total	—%	96.1%	3.9%	100.0%

	Fair Value Measurements at December 31, 2016 Using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$372,798	$—	$372,798
States, municipalities, and political subdivisions	45,302	1,364,826	—	1,410,128
Foreign governments	—	23,077	—	23,077
Corporates, by sector:
Financial	—	3,141,611	61,125	3,202,736
Utilities	—	1,959,143	153,900	2,113,043
Energy	—	1,598,976	27,115	1,626,091
Other corporate sectors	—	5,623,150	317,460	5,940,610
Total corporates	—	12,322,880	559,600	12,882,480
Collateralized debt obligations	—	—	63,503	63,503
Other asset-backed securities	—	56,694	—	56,694
Redeemable preferred stocks, by sector:
Financial	—	408,027	—	408,027
Utilities	—	29,154	—	29,154
Total redeemable preferred stocks	—	437,181	—	437,181
Total fixed maturities	$45,302	$14,577,456	$623,103	$15,245,861
Percentage of total	0.3%	95.6%	4.1%	100.0%

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following table represents changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

		Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed securities	Collateralized debt Obligations	Corporates	Total
Balance at January 1, 2015	$—	$63,232	$512,714	$575,946
Total gains or losses:
Included in realized gains/losses	—	—	1,182	1,182
Included in other comprehensive income	—	11,365	(11,925)	(560)
Acquisitions	—	—	38,600	38,600
Sales	—	—	—	—
Amortization	—	5,536	17	5,553
Other(1)	—	(9,751)	(9,782)	(19,533)
Transfers into (out of) Level 3(2)	—	—	—	—
Balance at December 31, 2015	—	70,382	530,806	601,188
Total gains or losses:
Included in realized gains/losses	—	—	788	788
Included in other comprehensive income	—	(3,943)	6,403	2,460
Acquisitions	—	—	33,662	33,662
Sales	—	—	—	—
Amortization	—	5,186	17	5,203
Other(1)	—	(8,122)	(12,076)	(20,198)
Transfers into (out of) Level 3(2)	—	—	—	—
Balance at December 31, 2016	—	63,503	559,600	623,103
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	410	9,654	10,900	20,964
Acquisitions	14,000	—	21,666	35,666
Sales	—	—	—	—
Amortization	—	4,914	17	4,931
Other(1)	(361)	(6,490)	(9,373)	(16,224)
Transfers into (out of) Level 3(2)	—	—	—	—
Balance at December 31, 2017	$14,049	$71,581	$582,810	$668,440

(1) Includes foreign exchange adjustments and principal repayments.
(2) There were no transfers in or out of Level 3 during the three years ended 2017.

Acquisitions of Level 3 investments in each of the years 2015 through 2017 are comprised of private-placement fixed maturities managed by an unaffiliated third-party.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Quantitative Information about Level 3
Fair Value Measurements
As of December 31, 2017

	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted Average
Asset-backed securities	$14,049	Determination of credit spread	Credit rating	BBB	BBB
		Discounted cash flows	Discount rate	5.35%	5.35%
Collateralized debt obligations	71,581	Discounted cash flows	Discount rate	7.0 - 8.25%	8.03%
Private placement fixed maturities	$582,810	Determination of credit spread	Credit rating	A+ to BB-	BBB
		Discounted cash flows	Discount rate	2.97 - 7.27%	3.93%
	$668,440

The private placement fixed maturities and asset-backed securities reported as Level 3 are managed by third party investment managers. These securities are valued based on the contractual cash flows discounted by a yield determined as a treasury benchmark adjusted for a credit spread. The credit spread is developed from observable indices for similar public fixed maturities and unobservable indices for private fixed maturities for corresponding credit ratings. However, the credit ratings for the securities are considered unobservable inputs, as they are assigned by the third party investment manager based on a quantitative and qualitative assessment of the credit underwritten. A higher (lower) credit rating would result in a higher (lower) valuation.

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

The following table presents transfers in and out of each of the valuation levels of fair values.

	2017			2016			2015
	In	Out	Net	In	Out	Net	In	Out	Net
Level 1	$42,372	$(597)	$41,775	$45,344	$—	$45,344	$17,252	$(49,744)	$(32,492)
Level 2	597	(42,372)	(41,775)	—	(45,344)	(45,344)	49,744	(17,252)	32,492
Level 3	—	—	—	—	—	—	—	—	—

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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Other-than-temporary impairments (OTTI): Based on the Company's evaluation of its fixed maturities available for sale in an unrealized loss position in accordance with the OTTI policy as described in Note 1—Significant Accounting Policies, the Company concluded that there was an other-than-temporary impairment of $245 thousand ($159 thousand, net of tax) during the year ended December 31, 2017. For the two years ended December 31, 2016, there were no other-than-temporary impairments.

As of year end 2017, previously written down securities remaining in the portfolio were carried at a fair value of $59 million, or less than 0.4% of the fair value of the fixed maturity portfolio. Torchmark is continuously monitoring the market conditions impacting its portfolio. While adverse market conditions for an extended duration could lead to some ratings downgrades in certain sectors, Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell or expect to be required to sell any of its securities in such a position.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Unrealized gains/loss analysis: The following tables disclose gross unrealized investment losses by class and major sector of investments at December 31, 2017 and December 31, 2016 for the respective periods of time in a loss position. Torchmark considers these investments to be only temporarily impaired.

ANALYSIS OF GROSS UNREALIZED INVESTMENT LOSSES
At December 31, 2017

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$34,388	$(422)	$47,514	$(951)	$81,902	$(1,373)
States, municipalities and political subdivisions	4,561	(21)	1,771	(9)	6,332	(30)
Foreign governments	—	—	—	—	—	—
Corporates, by sector:
Financial	133,080	(652)	35,302	(1,429)	168,382	(2,081)
Utilities	48,562	(569)	32,345	(729)	80,907	(1,298)
Energy	23,463	(81)	67,775	(3,682)	91,238	(3,763)
Metals and mining	—	—	—	—	—	—
Other corporate sectors	220,661	(2,312)	163,886	(4,257)	384,547	(6,569)
Total corporates	425,766	(3,614)	299,308	(10,097)	725,074	(13,711)
Other asset-backed securities	—	—	—	—	—	—
Redeemable preferred stocks, by sector:
Utilities	—	—	5,953	(97)	5,953	(97)
Total redeemable preferred stocks	—	—	5,953	(97)	5,953	(97)
Total investment grade securities	464,715	(4,057)	354,546	(11,154)	819,261	(15,211)

Below investment grade securities:
States, municipalities and political subdivisions	200	(105)	—	—	200	(105)
Corporates, by sector:
Financial	—	—	84,432	(21,311)	84,432	(21,311)
Energy	8,114	(104)	75,204	(21,525)	83,318	(21,629)
Metals and mining	—	—	—	—	—	—
Other corporate sectors	25,334	(5,066)	54,383	(8,981)	79,717	(14,047)
Total corporates	33,448	(5,170)	214,019	(51,817)	247,467	(56,987)
Collateralized debt obligations	—	—	12,347	(7,653)	12,347	(7,653)
Redeemable preferred stocks, by sector:
Financial	—	—	24,376	(2,727)	24,376	(2,727)
Total redeemable preferred stocks	—	—	24,376	(2,727)	24,376	(2,727)
Total below investment grade securities	33,648	(5,275)	250,742	(62,197)	284,390	(67,472)
Total fixed maturities	$498,363	$(9,332)	$605,288	$(73,351)	$1,103,651	$(82,683)

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

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

Gross unrealized losses decreased from $216 million at year end 2016 to $83 million at year end 2017, a decrease of $133 million. The decrease in the gross unrealized losses from prior year was primarily attributable to the improved conditions during 2017 in the energy sector and broadly across all sectors.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Additional information about fixed maturities available for sale in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of December 31, 2017	92	102	194
As of December 31, 2016	407	94	501

Torchmark’s entire fixed maturity portfolio consisted of 1,502 issues at December 31, 2017 and 1,565 issues at December 31, 2016. The weighted-average quality rating of all unrealized loss positions at amortized cost was BBB- for 2017 and BBB+ for 2016.

Other investment information:

Other long-term investments consist of the following:

	Year Ended December 31,
	2017	2016
Investment in limited partnerships	$66,522	$51,509
Commercial mortgage participations(1)	39,489	—
Other	2,548	2,343
Total	$108,559	$53,852

(1) A mortgage participation is a legal right to a prorata interest in a mortgage loan.

Torchmark did not have any invested assets that were non-income producing during the twelve months ended December 31, 2017.

Concentrations of Credit Risk: Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2017, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporate securities	82%
Securities of state and municipal governments	7
Government-sponsored enterprises	2
Other	1
Below investment grade fixed maturities:
Corporate securities	3
Other	1
Policy loans, which are secured by the underlying insurance policy values	3
Other investments	1
100%

As of December 31, 2017, securities of state and municipal governments represented 7% of invested assets at fair value. Such investments are made throughout the U.S. At yearend 2017, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (29%), Ohio (9%), Washington (8%), Illinois (7%), Michigan (5%), and Georgia (5%). Otherwise, there was no concentration within any given state greater than 5%.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Corporate debt securities and redeemable preferred stocks represent 85% of Torchmark's investment portfolio. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio of corporate debt securities and redeemable preferred stocks at December 31, 2017, based on fair value:

Insurance	16%
Electric utilities	12
Oil and natural gas pipelines	7
Banks	6
Transportation	4
Oil and natural gas exploration and production	4
Chemicals	4
Real estate investment trusts	4
Food	3
Metals and mining	3

At yearend 2017, 4% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $790 million, amortized cost was $702 million, and fair value was $679 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Note 5—Deferred Acquisition Costs

An analysis of DAC is as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$3,783,158	$3,617,135	$3,457,397
Additions:
Deferred during period:
Commissions	465,920	436,252	401,166
Other expenses	194,214	199,066	211,015
Total deferred	660,134	635,318	612,181
Foreign exchange adjustment	5,712	2,180	—
Adjustment attributable to unrealized investment losses(1)	—	—	8,682
Total additions	665,846	637,498	620,863
Deductions:
Amortized during period	(490,403)	(469,063)	(445,625)
Foreign exchange adjustment	—	—	(15,500)
Adjustment attributable to unrealized investment gains(1)	(538)	(2,412)	—
Total deductions	(490,941)	(471,475)	(461,125)
Balance at end of year	$3,958,063	$3,783,158	$3,617,135

(1)	Represents amounts pertaining to investments relating to universal life-type products.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 6—Discontinued Operations

At December 31, 2015, Torchmark met the criteria to account for its Medicare Part D Prescription Drug Plan business as a discontinued operation. Historically, the business was a reportable segment. Effective July 1, 2016, Torchmark sold its Medicare Part D Prescription Drug Plan business to an unaffiliated third party.

The sale resulted in a net gain of $1.8 million ($1.2 million net of tax) in 2016. The operating results from discontinued operations are reflected in income for the twelve months ended December 31, 2017. The remaining assets and liabilities reflected on the Torchmark balance sheet related to discontinued operations are receivables and payables associated with the 2016 and prior plan years that are expected to be settled in the ordinary course of business during 2018.

The net assets related to discontinued operations at December 31, 2017 and 2016 were as follows:

	At December 31,
	2017	2016
Assets:
Due premiums	$3,945	$8,840
Other receivables(1)	64,575	118,692
Total assets related to discontinued operations	68,520	127,532

Liabilities:
Risk sharing payable	8,731	8,374
Current and deferred income taxes payable	1,077	3,820
Other(2)	40,046	15,230
Total liabilities related to discontinued operations	49,854	27,424

Net assets	$18,666	$100,108

(1)
At December 31, 2017, other receivables included $65 million from Centers for Medicare and Medicaid Services (CMS). At December 31, 2016, the comparable amounts were $50 million from CMS and $69 million from drug manufacturer rebates.

(2)	At December 31, 2017, the balance included $37.3 million due to CMS. At December 31, 2016, the balance includes $3.6 million contingent sale price reserve.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 6—Discontinued Operations (continued)

Income from discontinued operations for the three years ended December 31, 2017 is as follows:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Health premium	$—	$222,840	$260,657

Benefits and expenses:
Health policyholder benefits	3,827	183,423	213,114
Amortization of deferred acquisition costs	—	3,747	3,506
Commissions, premium taxes, and non-deferred acquisition expenses	763	16,396	20,909
Other operating expense	1,209	5,377	6,502
Total benefits and expenses	5,799	208,943	244,031

Income before income taxes for discontinued operations	(5,799)	13,897	16,626
Gain from sale of discontinued operations	—	1,779	—
Income taxes	2,030	(5,487)	(5,819)
Income from discontinued operations	$(3,769)	$10,189	$10,807

Income taxes paid related to discontinued operations for the three years ended December 31, 2017 were as follows:

	Year Ended December 31,
	2017	2016	2015
Income taxes paid	$714	$15,271	$3,409

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$143,128	$137,120	$128,265
Incurred related to:
Current year	520,528	510,075	502,009
Prior years	(8,048)	(1,127)	(7,845)
Total incurred	512,480	508,948	494,164
Paid related to:
Current year	394,506	386,278	379,037
Prior years	114,237	116,662	106,272
Total paid	508,743	502,940	485,309
Balance at end of year	$146,865	$143,128	$137,120

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 7—Liability for Unpaid Claims (continued)

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

The liability for unpaid health claims is included within “Policy claims and other benefits payable” in the Consolidated Balance Sheets.

Short-Duration Contracts

Although Torchmark primarily sells long-duration contracts for both life and health, the Company also has a limited amount of group health products that qualify as short-duration contracts in accordance with the applicable guidance.

The following table illustrates the total incurred claims for short-duration products over the last five years for the year ended December 31, 2017. Claim frequency is determined by duration and incurred date.

	For the years ended December 31, 2017					As of December 31, 2017
	Cumulative incurred claims(1)					Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims(1) (In thousands)
Accident Year	2013	2014	2015	2016	2017
2013	$84,111	$82,644	$83,151	$83,119	$83,103	$—	1,337
2014		101,407	99,876	99,810	99,777	—	1,600
2015			141,667	141,460	141,259	17	2,224
2016				140,944	138,899	431	2,158
2017					134,677	24,259	1,765
				Total	$597,715	$24,707

(1)	The incurred claims and cumulative number of reported claims for all years prior to 2017 are unaudited.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 7—Liability for Unpaid Claims (continued)

This table illustrates the total cumulative paid claims and allocated claims for short-duration products over the last five years for the year ended December 31, 2017.

	Cumulative paid claims(1)
	For the years ended December 31,
Accident Year	2013	2014	2015	2016	2017
2013	$68,159	$82,408	$83,131	$83,119	$83,103
2014		81,054	99,545	99,791	99,777
2015			115,922	140,982	141,242
2016				114,720	138,468
2017					110,418
				Total	573,008
Short-duration claim liability as of December 31, 2017					24,707
		Total incurred claims & IBNR			$597,715

(1)	The cumulative paid claims for all years prior to 2017 are unaudited.

Below is the reconciliation of the net incurred and paid claims development tables to the liability for "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	December 31, 2017	December 31, 2016
Policy claims and other benefits payable:
Short-duration products	$24,707	$26,721
Insurance lines other than short duration—health	122,158	116,407
Total health	146,865	143,128
Insurance lines other than short duration—life	186,429	156,437
Total policy claims and other benefits payable	$333,294	$299,565

Note 8—Income Taxes

The components of income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax expense (benefit) from continuing operations	$(627,615)	$232,645	$249,894

Shareholders’ equity:
Other comprehensive income (loss)	318,475	186,206	(411,646)
Tax basis compensation expense (from the exercise of stock options and vesting of restricted stock awards) in excess of amounts recognized for financial reporting purposes	—	—	(17,577)
	$(309,140)	$418,851	$(179,329)

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

Income tax (benefit) expense from continuing operations consists of:

	Year Ended December 31,
	2017	2016	2015
Current income tax (benefit) expense	$138,262	$132,806	$174,284
Deferred income tax (benefit) expense	(765,877)	99,839	75,610
	$(627,615)	$232,645	$249,894

In each of the years 2015 through 2017, deferred income tax (benefit) expense was incurred because of certain differences between net income before income taxes as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the financial statement book values of some assets and liabilities to be different from their respective tax bases.

As discussed in Note 1—Significant Accounting Policies, due to the passage of the Tax Legislation before December 31, 2017, the Company recorded $877 million reduction in deferred income tax expense related to a one-time adjustment to reduce its net deferred tax liability as of December 22, 2017, as required by ASC 740 Income Taxes, due to the reduction in the income tax rate. This adjustment to the Company's net deferred tax liability included $252 million related to items included in AOCI.

Although many aspects of the Tax Legislation are not effective until 2018, the Company recorded a reasonable estimate for the tax reform adjustment in accordance with SAB 118. We will continue to analyze relevant information to complete our accounting for income taxes which may result in an adjustment to our estimate in 2018. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed later in 2018.

The effective income tax rate differed from the expected 35% rate as shown below:

	Year Ended December 31,
	2017	%	2016	%	2015	%
Expected income taxes	$290,727	35.0	$270,282	35.0	$268,165	35.0
Increase (reduction) in income taxes resulting from:
Tax reform adjustment	(877,400)	(105.6)	—	—	—	—
Low income housing investments	(18,515)	(2.2)	(18,202)	(2.4)	(19,031)	(2.5)
Share-based awards	(19,549)	(2.4)	(18,653)	(2.4)	—	—
Other	(2,878)	(0.4)	(782)	(0.1)	760	0.1
Income tax expense (benefit) from continuing operations	$(627,615)	(75.6)	$232,645	30.1	$249,894	32.6

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2017	2016
Deferred tax assets:
Fixed maturity investments	$8,692	$15,004
Carryover of tax losses	4,760	3,906
Total gross deferred tax assets	13,452	18,910
Deferred tax liabilities:
Unrealized gains	380,251	315,509
Employee and agent compensation	65,576	92,131
Deferred acquisition costs	618,889	975,873
Future policy benefits, unearned and advance premiums, and policy claims	248,752	391,451
Other liabilities	11,289	3,987
Total gross deferred tax liabilities	1,324,757	1,778,951
Net deferred tax liability	$1,311,305	$1,760,041

Income Tax Return: Torchmark and its subsidiaries, excluding Family Heritage Life Insurance Company (Family Heritage), file a life-nonlife consolidated federal income tax return. Family Heritage files its federal income tax return on a separate company basis. The statutes of limitations for the Internal Revenue Service's examination and assessment of additional tax are closed for all tax years prior to 2014 with respect to Torchmark’s consolidated and Family Heritage’s federal income tax returns. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Valuations: Torchmark has net operating loss carryforwards of approximately $22.7 million at December 31, 2017 which will begin to expire in 2033 if not otherwise used to offset future taxable income. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets as management believes Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Torchmark’s tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2015 through 2017, Torchmark did not have any uncertain tax positions which resulted in unrecognized tax benefits.

Tax penalties: Torchmark’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company recognized interest income of $5 thousand, $9 thousand, and $11 thousand, net of federal income tax expense, in its Consolidated Statements of Operations for 2017, 2016, and 2015, respectively. The Company had no accrued interest or penalties at December 31, 2017 or 2016.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits

Torchmark has qualified noncontributory defined benefit pension plans and contributory savings plans which cover substantially all employees. There are also two nonqualified noncontributory supplemental executive retirement plans (SERPs) which cover a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans(1)	Defined Benefit Pension Plans(2)
2017	$4,145	$28,828
2016	3,614	24,202
2015	3,429	29,230

(1) 401K plans
(2) Qualified pension plans and SERPs

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Pension Plans: Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31st of the respective year. The defined benefit pension plans covering the majority of employees are qualified and funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Defined benefit plan contributions were $21.3 million in 2017, $15.8 million in 2016, and $15.5 million in 2015. Torchmark estimates as of December 31, 2017 that it will contribute an amount in the range of $30 million to $40 million to these plans in 2018. The actual amount of contribution may be different from this estimate.

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

Since this plan is nonqualified, the investments and the policyholder value of the insurance policies in the Rabbi Trust are not included as defined benefit plan assets, but rather assets of the Company. They are included in “Other Assets” in the Consolidated Balance Sheets.

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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

The following table includes activity for the SERPs for the three years ended December 31, 2017.

	Year Ended December 31,
	2017	2016	2015
Premiums paid for insurance coverage	$2,050	$2,050	$10,068

	December 31,
	2017	2016
Total investments:
Company owned life insurance	$40,273	$37,267
Exchange traded funds	55,442	48,999
	$95,715	$86,266

Liability:
Active plan	$81,457	$74,687
Closed plan	$3,008	$3,220

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities and are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2017 and 2016.
Pension Assets by Component at December 31, 2017

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$	$43,451	$	$43,451	12
Utilities		46,144		46,144	12
Energy		25,023		25,023	7
Other corporates		65,888		65,888	17
Total corporate bonds	—	180,506	—	180,506	48
Exchange traded fund(1)	164,351			164,351	43
Other bonds		256		256	—
Other long-term investments		2,304		2,304	1
Guaranteed annuity contract(2)		21,202		21,202	6
Short-term investments	3,984			3,984	1
Other	5,021			5,021	1
Grand Total	$173,356	$204,268	$—	$377,624	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

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

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). The assets are to be invested in a mix of equity and fixed income investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. Equities can include common and preferred stocks, securities convertible into equities, mutual funds and exchange traded funds that invest in equities, equity interests in limited partnerships, and other equity-related investments. Primarily, equities are listed on major exchanges and adequate market liquidity is required. Fixed maturities primarily consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with maturities less than one year and invested cash. Short-term investments in commercial paper must be rated at least A-2 by Standard & Poor’s with the issuer rated investment grade. Invested cash is limited to banks rated A or higher. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees.

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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

Torchmark's equity securities include an exchange traded fund that mirrors the S&P 500 index which better aligns with a passive approach rather than an actively managed portfolio. At December 31, 2017, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2017.

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:	2017	2016
Discount Rate	3.75%	4.27%
Rate of Compensation Increase	4.37	4.31

For Periodic Benefit Cost for the Year:	2017	2016	2015
Discount Rate	4.27%	4.64%	4.23%
Expected Long-Term Returns	6.96	7.19	6.96
Rate of Compensation Increase	4.31	4.33	4.35

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

Net periodic pension cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2017	2016	2015
Service cost—benefits earned during the period	$17,942	$15,502	$15,902
Interest cost on projected benefit obligation	22,124	21,631	19,887
Expected return on assets	(23,597)	(23,127)	(21,204)
Net amortization	12,281	10,135	14,465
Recognition of actuarial loss	78	61	180
Net periodic pension cost	$28,828	$24,202	$29,230

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$(173,883)	$(152,149)	$(152,999)
Amortization of:
Prior service cost	476	477	377
Net actuarial (gain) loss(1)	11,960	9,691	14,209
Total amortization	12,436	10,168	14,586
Plan amendments	—	—	(2,104)
Experience gain (loss)	(31,933)	(31,902)	(11,632)
Balance at December 31	$(193,380)	$(173,883)	$(152,149)

(1)	Includes amortization of postretirement benefits other than pensions of $155 thousand in 2017, $33 thousand in 2016, and $120 thousand in 2015.

The following table presents a reconciliation from the beginning to the end of the year of the projected benefit obligation and plan assets for pensions. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.
Pension Benefits

	Year Ended December 31,
	2017	2016
Changes in benefit obligation:
Obligation at beginning of year	$527,522	$476,581
Service cost	17,942	15,502
Interest cost	22,124	21,631
Plan amendments	—	—
Actuarial loss (gain)	55,369	34,667
Benefits paid	(20,351)	(20,859)
Obligation at end of year	602,606	527,522

Changes in plan assets:
Fair value at beginning of year	328,871	307,596
Return on assets	47,832	26,377
Contributions	21,272	15,757
Benefits paid	(20,351)	(20,859)
Fair value at end of year	377,624	328,871
Funded status at year end	$(224,982)	$(198,651)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$186,563	$167,313
Prior service cost	4,135	4,611
Net amounts recognized at year end	$190,698	$171,924

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

The portion of other comprehensive income that is expected to be reflected in pension expense in 2018 is as follows:

Amortization of prior service cost	$476
Amortization of net actuarial loss	14,543
Total	$15,019

The accumulated benefit obligation (ABO) for Torchmark’s funded defined benefit pension plans was $466 million and $411 million at December 31, 2017 and 2016, respectively. In the nonqualified plans, the ABO was $75 million at December 31, 2017 and $69 million at 2016.

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2017. These estimates use the same assumptions that measure the benefit obligation at December 31, 2016, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s)
2018	$20,375
2019	22,143
2020	23,840
2021	25,239
2022	27,090
2023-2027	160,075

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

The components of net periodic postretirement benefit cost for plans other than pensions are as follows:

	Year Ended December 31,
	2017	2016	2015
Service cost	$—	$—	$—
Interest cost on benefit obligation	1,132	1,139	1,075
Expected return on plan assets	—	—	—
Net amortization	155	33	120
Recognition of net actuarial (gain) loss	167	(132)	367
Net periodic postretirement benefit cost	$1,454	$1,040	$1,562

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

The following table presents a reconciliation of the benefit obligation and plan assets from the beginning to the end of the year. As these plans are unfunded, funded status is equivalent to the accrued benefit liability.

Benefits Other Than Pensions

	Year Ended December 31,
	2017	2016
Changes in benefit obligation:
Obligation at beginning of year	$23,721	$22,479
Service cost	—	—
Interest cost	1,132	1,139
Actuarial loss (gain)	1,045	412
Benefits paid	(285)	(309)
Obligation at end of year	25,613	23,721

Changes in plan assets:
Fair value at beginning of year	—	—
Return on assets	—	—
Contributions	285	309
Benefits paid	(285)	(309)
Fair value at end of year	—	—
Funded status at year end	$(25,613)	$(23,721)

Amounts recognized in accumulated other comprehensive income:
Net loss(1)	$2,682	$1,959
Net amounts recognized at year end	$2,682	$1,959

(1)	The net loss for benefit plans other than pensions reduces other comprehensive income.

The table below presents the assumptions used to determine the liabilities and costs of Torchmark’s postretirement benefit plans other than pensions.

 Weighted Average Assumptions for Postretirement
Benefit Plans Other Than Pensions

For Benefit Obligations at December 31:	2017	2016
Discount Rate	3.76%	4.29%

For Periodic Benefit Cost for the Year:	2017	2016	2015
Discount Rate	4.29%	4.66%	4.23%

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

Estimated Future Payments for Post-Retirement Benefit Plans Other Than Pensions

For the year(s)
2018	$1,228
2019	1,278
2020	1,311
2021	1,344
2022	1,386
2023-2027	7,515

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation not involving cash	$37,034	$26,326	$28,664
Commitments for low-income housing interests	33,846	56,818	68,949
Exchanges of fixed maturity investments	84,312	224,901	—
Net unsettled security trades	—	15,020	—

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2017	2016	2015
Interest paid	$82,494	$81,338	$74,792
Income taxes paid	74,379	79,790	110,650

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

					As of December 31,
					2017			2016
	Annual Interest Rate		Issue Date	Periodic Interest Payments Due	Outstanding Principal (Par Value)	Outstanding Principal (Book Value)	Outstanding Principal (Fair Value)	Outstanding Principal (Book Value)
Long-term debt:
Notes, due 5/15/23(3,5)	7.875%		5/93	5/15 & 11/15	$165,612	$164,284	$195,786	$164,095
Senior Notes, due 6/15/19(3,7)	9.250%		6/09	6/15 & 12/15	292,647	291,888	320,697	291,424
Senior Notes, due 9/15/22(3,7)	3.800%		9/12	3/15 & 9/15	150,000	148,477	155,000	148,189
Junior Subordinated Debentures due 12/15/52(4,8,12)	5.875%		9/12	quarterly	—	—	—	120,929
Junior Subordinated Debentures due 3/15/36(4,6,12)	4.888%	(13)	(11)	quarterly	20,000	20,000	20,000	20,000
Junior Subordinated Debentures due 6/15/56(4,9)	6.125%		4/16	quarterly	300,000	290,460	321,120	290,403
Junior Subordinated Debentures due 11/17/57(4,10)	5.275%		11/17	6/15 & 12/15	125,000	123,342	122,039	—
Term loan due 5/17/21(1,6)	2.600%	(14)	6/16	monthly	98,125	98,125	98,125	100,000
					1,151,384	1,136,576	1,232,767	1,135,040
Less current maturity of term loan					4,375	4,375	4,375	1,875
Total long-term debt					1,147,009	1,132,201	1,228,392	1,133,165

Short-term debt:
Current maturity of term loan					4,375	4,375	4,375	1,875
Commercial paper(2)					324,250	323,692	323,692	262,600
Total short-term debt					328,625	328,067	328,067	264,475

Total debt					$1,475,634	$1,460,268	$1,556,459	$1,397,640

(1)	The term loan has higher priority than all other debt issues.

(2)	Commercial paper has priority over all other debt except the term loan.

(3)	All securities, other than the term loan, commercial paper and Junior Subordinated Debentures have equal priority with one another.

(4)	All Junior Subordinated Debentures have equal priority, but are subordinate to all other issues.

(5)	Not callable.

(6)	Callable anytime.

(7)	Callable subject to “make-whole” premium.

(8)	Redeemed on December 22, 2017.

(9)	Callable at any time on or after June15, 2021, and prior to this date upon the occurrence of a Tax Event or Rating Agency Event.

(10)	Callable at any time on or after November 17, 2022, and prior to this date upon the occurrence of a Tax Event or Rating Agency Event.

(11)	Assumed upon November 1, 2012 acquisition of Family Heritage.

(12)	Quarterly payments on the 15th of March, June, September, and December.

(13)	Interest paid at 3 Month LIBOR plus 330 basis points, resets each quarter.

(14)	Interest paid at 1 Month LIBOR plus 125 basis points, resets each month.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter
Debt obligations	$328,625	$299,522	$9,375	$77,500	$150,000	$610,612

Funded debt: On November 17, 2017, Torchmark completed the issuance and sale of $125 million in aggregate principal of Torchmark’s 5.275% Junior Subordinated Debentures due 2057. The debentures were sold in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933. The initial purchaser of the debentures was outside the United States. The net proceeds from the sale of the debentures were $123.3 million, after giving effect to the discount payable to the initial purchaser and expenses of the offering of the debentures. Torchmark used the net proceeds from the offering of the debentures to repay the $125 million outstanding principal, plus accrued interest of $143 thousand on the 5.875% Junior Subordinated Debentures on December 22, 2017. The Debentures were due December 15, 2052 and were callable beginning December 15, 2017.

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

Credit Facility: On May 17, 2016, Torchmark amended its credit facility to include, as a part of the facility, the issuance of a $100 million term loan and to extend the maturity date of the entire credit facility to May 2021. The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $750 million, less any letters of credit issued. Interest is charged at variable rates. The term loan will be repaid on a redemption schedule which provides for quarterly installments that began June 30, 2017 that escalate each annual period with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 Month LIBOR. In accordance with the agreement, Torchmark is subject to certain covenants regarding capitalization. As of December 31, 2017, the Company was in full compliance with these covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Torchmark’s commercial paper borrowings is presented below.

Credit Facility - Commercial Paper

	At December 31,
	2017	2016
Balance at end of period (at par value)	$324,250	$262,850
Annualized interest rate	1.78%	0.96%
Letters of credit outstanding	$177,000	$177,000
Remaining amount available under credit line	248,750	310,150

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

	Year Ended December 31,
	2017	2016	2015
Average balance outstanding during period	$323,429	$301,550	$350,851
Daily-weighted average interest rate (annualized)	1.30%	0.83%	0.43%
Maximum daily amount outstanding during period	$455,912	$412,676	$458,110

Note 12—Shareholders’ Equity

Share Data: A summary of preferred and common share activity is presented in the following chart.

	Preferred Stock		Common Stock
	Issued	Treasury Stock	Issued	Treasury Stock
2015:
Balance at January 1, 2015	—	—	134,218,183	(6,287,907)
Grants of restricted stock				6,648
Forfeitures of restricted stock				(13,950)
Vesting of performance shares				211,287
Issuance of common stock due to exercise of stock options				1,576,485
Treasury stock acquired				(7,340,794)
Retirement of treasury stock			(4,000,000)	4,000,000
Balance at December 31, 2015	—	—	130,218,183	(7,848,231)
2016:
Grants of restricted stock				12,549
Forfeitures of restricted stock				—
Vesting of performance shares				159,020
Issuance of common stock due to exercise of stock options				2,184,169
Treasury stock acquired				(6,694,582)
Retirement of treasury stock			(3,000,000)	3,000,000
Balance at December 31, 2016	—	—	127,218,183	(9,187,075)
2017:
Grants of restricted stock				9,135
Vesting of performance shares				119,896
Issuance of common stock due to exercise of stock options				1,661,808
Treasury stock acquired				(5,228,868)
Retirement of treasury stock			(3,000,000)	3,000,000
Balance at December 31, 2017	—	—	124,218,183	(9,625,104)

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. Share repurchases under this program were 4.1 million shares at a cost of $325 million in 2017, 5.2 million shares at a cost of $311 million in 2016, and 6.3 million shares at a cost of $359 million in 2015. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. Shares repurchased for dilution purposes were 1.1 million shares at a cost of $88 million in 2017, 1.5 million shares at a cost of $93 million in 2016, and 1.0 million shares at a cost of $60 million in 2015.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity (continued)

Retirement of Treasury Stock: Torchmark retired 3.0 million shares of treasury stock in 2017, 3.0 million in 2016, and 4.0 million in 2015.

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are restricted based on regulations by their states of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Torchmark paid cash dividends to the Parent Company in the amount of $454 million in 2017, $438 million in 2016, and $466 million in 2015. As of December 31, 2017, dividends and transfers from insurance subsidiaries to parent available to be paid in 2018 are limited to the amount of $315 million without regulatory approval, such that $940 million was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Torchmark’s retained earnings, retained earnings as of December 31, 2017 were restricted by lenders’ covenants which require the Company to maintain and not distribute $3.5 billion from its total consolidated retained earnings of $4.8 billion.

Earnings Per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2017	2016	2015
Basic weighted average shares outstanding	116,342,529	120,001,191	125,094,628
Weighted average dilutive options outstanding	2,640,965	2,366,594	1,662,607
Diluted weighted average shares outstanding	118,983,494	122,367,785	126,757,235

For the three years ended December 31, 2017, there were no anti-dilutive shares. Income available to common shareholders for basic earnings per share is equivalent to income available to common shareholders for diluted earnings per share.

Note 13—Stock-Based Compensation

Torchmark’s stock-based compensation consists of stock options, restricted stock, restricted stock units, and performance shares. Certain employees and directors have been granted fixed equity options to buy shares of Torchmark stock at the market value of the stock on the date of grant, under the provisions of the Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which are either seven or ten year terms. Options generally vest in accordance with the following schedule:

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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

the proceeds from option exercises to buy shares of Torchmark common stock in the open market to reduce the dilution from option exercises.

An analysis of shares available for grant is as follows:

	Available for Grant
	2017	2016	2015
Balance at January 1,	5,088,461	6,872,282	8,458,593
Options expired and forfeited during year(1)	26,488	8,518	90,371
Restricted stock expired and forfeited during year(2)	46,500	—	89,745
Options granted during year(1)	(1,328,513)	(1,306,306)	(1,334,514)
Restricted stock, restricted stock units, and performance shares granted under the Torchmark Corporation 2011 Incentive Plan(2)	(868,616)	(486,033)	(431,913)
Balance at December 31,	2,964,320	5,088,461	6,872,282

(1)	Plan allows for grant of options such that each grant reduces shares available for grant in a range from 0.85 share to 1 share.

(2)	Plan allows for grant of restricted stock such that each stock grant reduces shares available for grant in a range from 3.1 shares to 3.88 shares.

A summary of stock compensation activity for each of the three years ended December 31, 2017 is presented below:

	2017	2016	2015
Stock-based compensation expense recognized(1)	$37,034	$26,326	$28,664
Tax benefit recognized	32,511	27,867	10,033

(1)	No stock-based compensation expense was capitalized in any period.

Additional stock compensation information is as follows at December 31:

	2017	2016
Unrecognized compensation(1)	$31,309	$27,334
Weighted average period of expected recognition (in years)(1)	0.86	0.89

(1)	Includes restricted stock and performance shares.

No equity awards were cash settled during the three years ended December 31, 2017.

Options: The following table summarizes information about stock options outstanding at December 31, 2017.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$29.59 - $37.40	1,421,268	2.20	$34.54	1,366,689	$34.42
50.64	1,405,725	6.39	50.64	—	—
50.69 - 51.62	1,090,703	3.69	50.70	958,463	50.70
53.61 - 56.32	1,384,582	4.63	53.65	594,184	53.71
73.92 - 77.26	1,451,523	7.23	77.24	9,643	73.92
$29.59 - $77.26	6,753,801	4.89	$53.59	2,928,979	$43.79

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of option activity for each of the three years ended December 31, 2017 is as follows:

	2017		2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	6,973,591	$44.64	7,734,841	$38.84	7,889,321	$32.91
Granted:
7-year term	933,286	77.19	834,212	50.78	1,220,751	53.62
10-year term	535,220	77.26	597,225	50.64	296,875	53.61
Exercised	(1,661,808)	36.84	(2,184,169)	28.08	(1,576,485)	22.81
Expired and forfeited	(26,488)	57.94	(8,518)	39.35	(95,621)	48.85
Outstanding—end of year	6,753,801	$53.59	6,973,591	$44.64	7,734,841	$38.84

Exercisable at end of year	2,928,979	$43.79	3,115,847	$36.81	3,774,061	$29.37

Additional information about Torchmark’s stock option activity as of December 31, 2017 and 2016 is as follows:

	2017	2016
Outstanding options:
Weighted-average remaining contractual term (in years)	4.89	4.70
Aggregate intrinsic value	$231,277	$87,286
Exercisable options:
Weighted-average remaining contractual term (in years)	2.99	2.96
Aggregate intrinsic value	$137,424	$63,395

Selected stock option activity for the three years ended December 31, 2017 is presented below:

	2017	2016	2015
Weighted-average grant-date fair value of options granted (per share)	$12.88	$9.04	$11.97
Intrinsic value of options exercised	70,948	73,995	54,854
Cash received from options exercised	61,215	61,329	35,958
Actual tax benefit received	24,832	25,898	24,470

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2017	2016
Number of shares outstanding	3,824,822	3,857,744
Weighted-average exercise price (per share)	$61.10	$50.97
Weighted-average remaining contractual term (in years)	6.34	6.11
Aggregate intrinsic value	$113,246	$23,891

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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
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

Restricted stock units outstanding at each of the year ends 2017, 2016, and 2015 were 120,326, 112,591, and 105,679, respectively. All restricted stock units were fully vested at the end of each year of grant.
Below is the final determination of the performance share grants in 2013 to 2015:

Year of grants	Final settlement of shares	Final settlement date
2013	159,020	February 24, 2016
2014	119,896	February 21, 2017
2015	149,898	February 27, 2018
For the 2016 and 2017 performance share grants, actual shares that could be distributed range from 0 to 335 thousand for the 2016 grants and 0 to 306 thousand shares for the 2017 grants.
A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2017 is presented in the table below.

	2017	2016	2015
Directors restricted stock:
Shares	9,135	12,549	6,648
Price per share	$73.92	$57.39	$54.16
Aggregate value	$675	$720	$360
Percent vested as of 12/31/17	100%	85%	100%
Directors restricted stock units (including dividend equivalents):
Shares	7,735	6,912	7,640
Price per share	$74.45	$56.74	$54.44
Aggregate value	$576	$392	$416
Percent vested as of 12/31/17	100%	100%	100%
Performance shares:
Target shares	153,000	167,500	179,500
Target price per share	$77.26	$50.64	$53.61
Assumed adjustment for performance objectives (in shares)	106,084	(35,073)	(58,056)
Aggregate value	$11,821	$8,482	$9,623
Percent vested as of 12/31/17	—%	—%	—%
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

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of unvested restricted stock is as follows:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Total
2015:
Balance at January 1, 2015	263,430	556,360	—	—	819,790
Grants	—	179,500	6,648	7,640	193,788
Additional performance shares(1)		(58,056)			(58,056)
Restriction lapses	(61,815)	(211,287)	(6,648)	(7,640)	(287,390)
Forfeitures	(13,950)	(7,500)			(21,450)
Balance at December 31, 2015	187,665	459,017	—	—	646,682
2016:
Grants	—	167,500	12,549	6,912	186,961
Additional performance shares(1)		(35,073)			(35,073)
Restriction lapses	(130,215)	(159,020)	(10,655)	(6,912)	(306,802)
Forfeitures	—	—			—
Balance at December 31, 2016	57,450	432,424	1,894	—	491,768
2017:
Grants	—	153,000	9,135	7,735	169,870
Additional performance shares(1)		106,084			106,084
Restriction lapses	(14,700)	(119,896)	(11,029)	(7,735)	(153,360)
Forfeitures	(7,500)	(7,500)			(15,000)
Balance at December 31, 2017	35,250	564,112	—	—	599,362

(1)	Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of unvested restricted stock is as follows for the year 2017:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units
Grant-date fair value per share at January 1, 2017	$38.46	$49.79	$63.39
Grants	—	77.26	73.92	$73.92
Estimated additional performance shares		71.76
Restriction lapses	(30.69)	(72.42)	(72.11)	(73.92)
Forfeitures	(37.40)	(43.85)
Grant-date fair value per share at December 31, 2017	41.93	56.64

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 14—Business Segments

Torchmark is organized into four segments: life insurance, supplemental health insurance, annuities, and investments. We also have other administrative expenses reported in "Corporate & Other."

Torchmark’s reportable segments are based on the insurance product lines it markets and administers: life insurance, supplemental health insurance, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. Torchmark's chief operating decision makers evaluate the overall performance of the operations of the Company in accordance with these segments.

Life insurance products include traditional and interest-sensitive whole life insurance as well as term life insurance. Health insurance products are generally guaranteed-renewable and include Medicare Supplement, critical illness, accident, and limited-benefit supplemental hospital and surgical coverages. Annuities include fixed-benefit contracts.

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s distribution channels.

Torchmark Corporation
Premium Income by Distribution Channel

	For the Year 2017
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$12,547	1	$364,128	37	$15	100	$376,690	12
Liberty National Exclusive	274,635	12	196,207	20			470,842	14
American Income Exclusive	999,279	43	89,036	9			1,088,315	33
Family Heritage Exclusive	3,193	—	253,534	26			256,727	8
Direct Response	812,907	35	73,468	8			886,375	27
Other	203,986	9					203,986	6
	$2,306,547	100	$976,373	100	$15	100	$3,282,935	100

	For the Year 2016
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent	$13,733	1	$355,015	38	$38	100	$368,786	12
Liberty National Exclusive	270,476	12	201,798	21			472,274	15
American Income Exclusive	913,355	42	84,382	9			997,737	32
Family Heritage Exclusive	2,866	—	236,075	25			238,941	8
Direct Response	782,765	36	70,393	7			853,158	27
Other	206,138	9					206,138	6
	$2,189,333	100	$947,663	100	$38	100	$3,137,034	100

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
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

The measure of profitability for the Investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Torchmark’s debt. Other than the above-mentioned interest allocations and an intersegment commission, there are no other intersegment revenues or expenses. Expenses directly attributable to corporate operations are included in the “Corporate & Other” category. Stock-based compensation expense is considered a corporate expense by Torchmark management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are also included in the “Corporate & Other” segment category.

Torchmark holds a sizable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations of its insurance products. In holding such a portfolio, investments are sold, called, or written down from time to time, resulting in a realized gain or loss. These gains or losses generally occur as a result of disposition due to issuer calls, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

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

In 2017, Torchmark recorded $8.7 million in administrative settlements ($5.6 million after tax) where claims were not properly filed or information to support the validity of the claim had not been properly submitted. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations in 2017.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

As further discussed in Note 15—Commitments and Contingencies, the Company received an assessment from various state guaranty fund associations for the liquidation of Penn Treaty and its affiliate. The total estimated assessment for Torchmark's subsidiaries is approximately $9.6 million of which $1.8 million is estimated to be unrecoverable. We are anticipating the remaining amount of the assessments to be recovered through premium tax credits. The assessment expenses were considered a non-operational event and therefore were excluded from the core underwriting operations of the Company.

As a result of the Tax Legislation, which is discussed in Note 1—Significant Accounting Policies, we recorded a one-time increase in stock-based compensation expense of 3.4 million ($2.2 million after tax) due to the impact the Tax Legislation had on certain performance based equity awards.

In 2016, Torchmark recorded $3.8 million in administrative settlements ($2.5 million after tax) related to benefits paid for deaths occurring in prior years where claims had not been filed. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations in 2016.

In 2015, Torchmark recorded $1.4 million in administrative settlements ($906 thousand after tax) related to a post- closing adjustment on the sale of a former subsidiary. These administrative settlements were included in "Commissions, premium taxes, and non-deferred acquisition costs" in the Consolidated Statements of Operations in 2015.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
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

	For the year 2017
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,306,547	$976,373	$15					$3,282,935
Net investment income				$847,885				847,885
Other income					$1,270	$(128)	(2)	1,142
Total revenue	2,306,547	976,373	15	847,885	1,270	(128)		4,131,962
Expenses:
Policy benefits	1,549,602	628,640	35,836			13,797	(3,4)	2,227,875
Required interest on:
Policy reserves	(607,007)	(77,792)	(49,571)	734,370				—
Deferred acquisition costs	186,236	23,454	690	(210,380)				—
Amortization of acquisition costs	396,268	96,519	2,466			(4,850)	(4)	490,403
Commissions, premium taxes, and non-deferred acquisition costs	177,111	86,044	32			1,673	(2,5)	264,860
Insurance administrative expense(1)					210,590			210,590
Parent expense					9,631			9,631
Stock-based compensation expense					33,654	3,380	(6)	37,034
Interest expense				84,532				84,532
Total expenses	1,702,210	756,865	(10,547)	608,522	253,875	14,000		3,324,925
Subtotal	604,337	219,508	10,562	239,363	(252,605)	(14,128)		807,037
Non-operating items						14,128	(3,4,5,6)	14,128
Measure of segment profitability (pretax)	$604,337	$219,508	$10,562	$239,363	$(252,605)	$—		821,165
Deduct applicable income taxes								(247,484)
Net operating income from continuing operations								573,681
Add back income taxes applicable to segment profitability								247,484
Add (deduct) realized investment gains (losses)								23,611
Deduct administrative settlements								(8,659)
Deduct non-operating expenses								(288)
Deduct guaranty fund assessments								(1,801)
Deduct increase in stock-based compensation expense due to Tax Legislation								(3,380)
Income before income taxes per Consolidated Statement of Operations								$830,648

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)	Administrative settlements.

(4)	Non-operating expense.

(5)	Guaranty fund assessments.

(6)	Recognition of a one-time increase in stock-based compensation expense due to Tax Legislation.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the year 2016
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,189,333	$947,663	$38					$3,137,034
Net investment income				$806,903				806,903
Other income					$1,534	$(159)	(2)	1,375
Total revenue	2,189,333	947,663	38	806,903	1,534	(159)		3,945,312
Expenses:
Policy benefits	1,475,477	612,725	36,751			3,795	(3)	2,128,748
Required interest on:
Policy reserves	(577,827)	(73,382)	(51,131)	702,340				—
Deferred acquisition costs	178,946	23,060	807	(202,813)				—
Amortization of acquisition costs	374,499	90,385	4,179					469,063
Commissions, premium taxes, and non-deferred acquisition costs	164,476	84,819	38			(159)	(2)	249,174
Insurance administrative expense(1)					196,598	553	(4)	197,151
Parent expense					8,587			8,587
Stock-based compensation expense					26,326			26,326
Interest expense				83,345				83,345
Total expenses	1,615,571	737,607	(9,356)	582,872	231,511	4,189		3,162,394
Subtotal	573,762	210,056	9,394	224,031	(229,977)	(4,348)		782,918
Non-operating items						4,348	(3,4)	4,348
Measure of segment profitability (pretax)	$573,762	$210,056	$9,394	$224,031	$(229,977)	$—		787,266
Deduct applicable income taxes								(237,906)
Net operating income from continuing operations								549,360
Add back income taxes applicable to segment profitability								237,906
Add (deduct) realized investment gains (losses)								(10,683)
Deduct administrative settlements								(3,795)
Deduct non-operating fees								(553)
Income before income taxes per Consolidated Statement of Operations								$772,235
(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Administrative settlements.
(4) Non-operating fees.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2015
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,073,065	$925,520	$135					$2,998,720
Net investment income				$773,951				773,951
Other income					$2,379	$(194)	(2)	2,185
Total revenue	2,073,065	925,520	135	773,951	2,379	(194)		3,774,856
Expenses:
Policy benefits	1,374,608	602,610	38,994					2,016,212
Required interest on:
Policy reserves	(552,298)	(69,057)	(53,295)	674,650				—
Deferred acquisition costs	172,947	22,760	1,138	(196,845)				—
Amortization of acquisition costs	353,595	83,341	8,689					445,625
Commissions, premium taxes, and non-deferred acquisition costs	154,811	81,489	41			1,200	(2,3)	237,541
Insurance administrative expense (1)					186,191			186,191
Parent expense					9,003			9,003
Stock-based compensation expense					28,664			28,664
Interest expense				76,642				76,642
Total expenses	1,503,663	721,143	(4,433)	554,447	223,858	1,200		2,999,878
Subtotal	569,402	204,377	4,568	219,504	(221,479)	(1,394)		774,978
Non-operating items						1,394	(3)	1,394
Measure of segment profitability (pretax)	$569,402	$204,377	$4,568	$219,504	$(221,479)	$—		776,372
Deduct applicable income taxes								(253,459)
Net operating income from continuing operations								522,913
Add back income taxes applicable to segment profitability								253,459
Add (deduct) realized investment gains (losses)								(8,791)
Deduct administrative settlements								(1,394)
Income before income taxes per Consolidated Statement of Operations								$766,187

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.
(3) Administrative settlements.

Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain DAC. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase. All other assets are included in the Other category. The table below reconciles segment assets to total assets as reported in the consolidated financial statements.

Assets by Segment

	At December 31, 2017
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets				$17,853,047		$17,853,047
Accrued investment income				233,453		233,453
Deferred acquisition costs	$3,423,296	$529,068	$5,699			3,958,063
Goodwill	309,609	131,982				441,591
Other assets					$988,831	988,831
Total assets	$3,732,905	$661,050	$5,699	$18,086,500	$988,831	$23,474,985

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
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

Liabilities for each segment are reported also on a specific identification basis similar to the assets. The insurance segments' liabilities contain future policy benefits, unearned and advance premiums, and policy claims and other benefits payable. Other policyholders' funds are included in Other as well as current and deferred income taxes payable. Debt represents both short and long-term.

Liabilities by Segment

	At December 31, 2017
	Life	Health	Annuity	Investment	Other	Consolidated
Future policy benefits	$10,353,286	$1,831,338	$1,254,848			$13,439,472
Unearned and advance premiums	16,927	44,503				61,430
Policy claims and other benefits payable	186,429	146,865				333,294
Debt				$1,460,268		1,460,268
Other					$1,949,100	1,949,100
Total liabilities	$10,556,642	$2,022,706	$1,254,848	$1,460,268	$1,949,100	$17,243,564

	At December 31, 2016
	Life	Health	Annuity	Investment	Other	Consolidated
Future policy benefits	$9,825,776	$1,706,870	$1,293,191			$12,825,837
Unearned and advance premiums	16,828	47,189				64,017
Policy claims and other benefits payable	156,437	143,128				299,565
Debt				$1,397,640		1,397,640
Other					$2,282,167	2,282,167
Total liabilities	$9,999,041	$1,897,187	$1,293,191	$1,397,640	$2,282,167	$16,869,226

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 15—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2 million per life. Life insurance ceded represented 0.4% of total life insurance in force at December 31, 2017. Insurance ceded on life and accident and health products represented 0.2% of premium income for 2017. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other external companies. Life reinsurance assumed represented 1.8% of life insurance in force at December 31, 2017 and reinsurance assumed on life and accident and health products represented 0.7% of premium income for 2017.

Leases: Torchmark leases office space, office equipment, and aviation equipment under a variety of operating lease arrangements. The Company does not have any capital leases.

Rental expense for operating leases for each of the three years ended December 31, 2017 is as follows:

	Year Ended December 31,
	2017	2016	2015
Rental expense	$6,446	$6,520	$6,722

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2017 were as follows:

	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter
Operating lease commitments	$3,483	$3,298	$3,124	$2,886	$1,943	$1,830

Purchase Commitments: Torchmark has various long-term noncancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests. See further discussion related to tax credits in Note 1—Significant Accounting Policies.

	Year Ended December 31,
	2018	2019	2020	2021	2022	Thereafter
Purchase commitments	$27,326	$9,198	$3,257	$2,213	$2,169	$246,836

Investments: As of December 31, 2017, Torchmark is committed to purchase $210 million of commercial mortgage loan participations from a third party.

Guarantees: At December 31, 2017, Torchmark had in place four guarantee agreements, of which were either Parent Company guarantees of subsidiary obligations to a third party, or Parent Company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2017, Torchmark had no liability with respect to these guarantees.

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2021. The maximum amount of letters of credit available is $250 million. The Torchmark Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. Letters of credit outstanding were $177 million at December 31, 2017 and 2016.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 15—Commitments and Contingencies (continued)

Equipment leases: Torchmark has guaranteed performance of certain subsidiaries as lessees under three leasing arrangements which include two for aviation equipment and one for computer software, furniture, and equipment. One aviation lease expires in August 2022 and the second expires in September 2024. The office equipment lease expired in December 2017. At December 31, 2017, total remaining undiscounted payments under the leases were approximately $10 million. The Torchmark Parent Company would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

On February 1, 2018, a putative class action litigation was filed against American Income Life Insurance Company in U.S. District Court for the Northern District of Texas, Dallas Division (Bruce v. American Income Life Insurance Company, et al., Case No. 3:18-cv-00258-G). The plaintiff, a former insurance sales agent of American Income who is suing on behalf of all current and former American Income sales agents contracted through State General Agent Stephen Jubrey’s agency office at any time since January 31, 2015 through the final disposition of this matter, asserts that such agents are employees rather than independent contractors as they are classified by American Income. He alleges failure to pay minimum wages, overtime wages and other applicable monies in accordance with the Fair Labor Standards Act. The plaintiff seeks, in a jury trial, actual and punitive damages, pre- and post-judgment interest, attorney fees, costs and other relief, including injunctive relief.

With respect to its current litigation, at this time management believes that the possibility of a material judgment adverse to Torchmark is remote, and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

Guaranty Fund Assessment: In 2017, the Commonwealth Court of Pennsylvania issued orders placing Penn Treaty Network America Insurance Company (Penn Treaty) and affiliate American Network Insurance Company (ANIC) in liquidation due to financial difficulties. In such instances, the various state guaranty fund associations employ funding mechanisms, through assessments to their member companies, to cover the obligations of the insolvent entities. Consequently, the Company continues to receive guaranty fund assessments from the state associations related to these companies. The Company has projected its share of the ultimate assessments from these insolvencies based on assumptions about future events and its market share of premiums by state. The total estimated assessment for Torchmark's subsidiaries is approximately $9.6 million of which $7.8 million is estimated to be recoverable through state premium tax credit offsets. We anticipate the remaining $1.8 million will be unrecoverable.

TMK 2017 FORM 10-K

Index to Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 16—Selected Quarterly Data (Unaudited) (continued)

Note 16—Selected Quarterly Data (Unaudited)

The following is an unaudited summary of quarterly results for the two years ended December 31, 2017. The information includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017:
Premium income	$820,631	$816,614	$819,217	$826,473
Net investment income	208,282	212,776	213,872	212,955
Realized investment gains (losses)	(5,748)	(705)	12,595	17,469
Total revenue	1,023,581	1,029,078	1,046,015	1,056,899
Policyholder benefits	557,776	556,415	551,219	562,465
Amortization of deferred acquisition costs	125,908	122,121	122,334	120,040
Pretax income from continuing operations	191,741	201,926	220,610	216,371
Income from continuing operations	137,178	140,363	153,346	1,027,376
Income from discontinued operations	(3,637)	(90)	(12)	(30)
Net income	133,541	140,273	153,334	1,027,346
Basic net income per common share:
Continuing operations	1.16	1.20	1.32	8.93
Discontinued operations	(0.03)	—	—	—
Total basic net income per common share	1.13	1.20	1.32	8.93
Diluted net income per common share:
Continuing operations	1.14	1.18	1.29	8.71
Discontinued operations	(0.03)	—	—	—
Total diluted net income per common share	1.11	1.18	1.29	8.71

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016:
Premium income	$779,860	$785,855	$783,411	$787,908
Net investment income	197,053	201,642	202,720	205,488
Realized investment gains (losses)	293	4,005	3,482	(18,463)
Total revenue	977,627	991,884	989,773	975,345
Policyholder benefits	524,973	531,485	532,152	540,138
Amortization of deferred acquisition costs	118,806	117,245	116,821	116,191
Pretax income from continuing operations	195,448	199,344	201,461	175,982
Income from continuing operations	133,574	139,294	141,910	124,812
Income from discontinued operations	(9,541)	(865)	9,959	10,636
Net income	124,033	138,429	151,869	135,448
Basic net income per common share:
Continuing operations	1.10	1.16	1.19	1.05
Discontinued operations	(0.08)	(0.01)	0.08	0.09
Total basic net income per common share	1.02	1.15	1.27	1.14
Diluted net income per common share:
Continuing operations	1.08	1.13	1.16	1.03
Discontinued operations	(0.07)	—	0.09	0.09
Total diluted net income per common share	1.01	1.13	1.25	1.12

TMK 2017 FORM 10-K

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

As of the end of the fiscal year completed December 31, 2017, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

As of the quarter ended December 31, 2017, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

Item 9B. Other Information

There were no items required.

TMK 2017 FORM 10-K

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2017. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chairman and Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 26, 2018

TMK 2017 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Torchmark Corporation (McKinney, Texas)

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (Torchmark) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017 of Torchmark and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements and financial statement schedules.
Basis for Opinion
Torchmark’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Torchmark’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 26, 2018

TMK 2017 FORM 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Director Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics,” “Director Qualification Standards,” “Procedures for Director Nominations by Shareholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2018 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “2017 Grants of Plan-based Awards”, “Outstanding Equity Awards at Fiscal Year End 2017”, “Option Exercises and Stock Vested during Fiscal Year Ended December 31, 2017”, “Pension Benefits at December 31, 2017”, “Potential Payments upon Termination or Change in Control”, “2017 Director Compensation”, “Payments to Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Equity Compensation Plan Information as of December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,753,801	$53.59	2,964,320
Equity compensation plans not approved by security holders	—	—	—
Total	6,753,801	$53.59	2,964,320

(b)	Security ownership of certain beneficial owners:
Information required by this item is incorporated by reference from the section entitled “Principal Shareholders” in the Proxy Statement, which is to be filed with the SEC.

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

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the section entitled “Principal Accounting Firm Fees” and “Pre-approval Policy for Accounting Fees” in the Proxy Statement, which is to be filed with the SEC.

TMK 2017 FORM 10-K

PART IV

Item 15.    Exhibits and Financial Statement Schedules

TMK 2017 FORM 10-K

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

4.1
Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4(b) to Form S-3 for $300,000,000 of Torchmark Corporation Debt Securities and Warrants (Registration No. 33-11816))

4.2
Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.3
Third Supplemental Indenture dated as of June 30, 2009 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4 to Form 10-Q for the quarter ended June 30, 2009)

4.4
Fourth Supplemental Indenture dated as of September 24, 2012 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Indenture dated February 1, 1987 (incorporated by reference from Exhibit 4.2 to Form 8-K dated September 24, 2012)

4.5
Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.6
Second Supplemental Indenture dated as of April 5, 2016 between Torchmark Corporation and The Bank of New York Mellon Trust Company of New York, N.A., as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2011 (incorporated by reference from Exhibit 4.3 to Form 8-K dated April 5, 2016)

4.7
Third Supplemental Indenture dated as of November 17, 2017 between Torchmark Corporation and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2011 (incorporated by reference from Exhibit 4.4 to Form 8-K dated November 17, 2017)

4.8	Certificate and Declaration of Trust of SAFC Statutory Trust I dated February 16, 2006 (incorporated by reference from Exhibit 4.9 to Form 10-K for the fiscal year ended December 31, 2012)

4.9	Amended and Restated Declaration of Trust of SAFC Statutory Trust I dated March 1, 2006 (incorporated by reference from Exhibit 4.10 to Form 10-K for the fiscal year ended December 31, 2012)

4.10
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

10.2
Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008)*

TMK 2017 FORM 10-K

Page of this Report
10.3	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008)*

10.4	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.5	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.6	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.7	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.8	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.9	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2008)*

10.10	Amendment Five to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2015)*

10.11	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.12
Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2007)*

10.13
Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2007)*

10.14
Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

10.15
Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd. (incorporated by reference to Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2013)

10.16	Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2011)*

10.17	First Amendment to Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2014)*

10.18	Form of Restricted Stock Award (Executive) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2011)*

10.19	Form of Restricted Stock Award (Special) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2011)*

10.20	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 4, 2011)*

TMK 2017 FORM 10-K

Page of this Report
10.21	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.5 to Form 8-K dated May 4, 2011)*

10.22	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated February 27, 2012)*

10.23
Form of Seven Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.75 to Form 10-K for the fiscal year ended December 31, 2016)*

10.24
Form of Ten Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.76 to Form 10-K for the fiscal year ended December 31, 2016)*

10.25
Form of Performance Share Award Certificate under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.77 to Form 10-K for the fiscal year ended December 31, 2016)*

10.26
Form of Seven Year Stock Option Grant Agreement (Special) under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.78 to Form 10-K for the fiscal year ended December 31, 2016) *

10.27
Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January, 2017 (incorporated by reference to Exhibit 10. 55 to Form 10-K for the fiscal year ended December 31, 2016)

10.28	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for fiscal year ended December 31,2010)*

10.29
Form of Restricted Stock Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for fiscal year ended December 31, 2010)*

10.30
Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for fiscal year ended December 31, 2010)*

10.31	Torchmark Corporation 2013 Management Incentive Plan effective as of January 1, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2013)*

10.32
The Torchmark Corporation Amended and Restated Pension Plan Generally Effective as of January 1, 2014* (incorporated by reference from Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2015)

10.33
Torchmark Corporation Pension Plan 2016 Amendment to Limit Eligibility (effective December 31, 2016) (incorporated by reference to Exhibit 10.80 to Form 10-K for the fiscal year ended December 31, 2016)*

10.34
The Torchmark Corporation Savings and Investment Plan (amended and restated as of January 1, 2014)* (incorporated by reference from Exhibit 10.16 to From 10-K for the fiscal year ended December 31, 2015)

10.35	Torchmark Corporation Savings and Investment Plan 2016 Amendment Number One* (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 17, 2016)

10.36
2016 Amendment to the Torchmark Corporation Savings and Investment Plan (effective December 31, 2016) (incorporated by reference from Exhibit 10-79 to Form 10-K for the fiscal year ended December 31, 2016)*

10.37	Payments to Directors (incorporated by reference from Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2016)*

TMK 2017 FORM 10-K

Page of this Report
10.38
Second Amended and Restated Credit Agreement dated as of May 17, 2016 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Administrator and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 16, 2016)

12	Statement re computation of ratios

20	Proxy Statement for Annual Meeting of Stockholders to be held April 27, 2017**

21	Subsidiaries of the registrant	122

23	Consent of Deloitte & Touche LLP

24	Powers of attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison

31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda

32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda

101	Interactive Data File
* Compensatory plan or arrangement.
** To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

TMK 2017 FORM 10-K

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

While United American Life Insurance Company and Family Heritage Life Insurance Company of America do not qualify as significant subsidiaries in accordance with Regulation S-X, management views these subsidiaries as significant to our operations.

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” in this report. Exhibits not referred to have been omitted as inapplicable or not required.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31,
	2017	2016
Assets:
Investments:
Long-term investments	$35,562	$33,586
Short-term investments	5,624	—
Total investments	41,186	33,586
Cash	1,008	—
Investment in affiliates	7,763,704	6,004,429
Due from affiliates	95,920	96,005
Taxes receivable from affiliates	63,099	88,406
Other assets	135,616	119,801
Total assets	$8,100,533	$6,342,227

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$328,067	$264,475
Long-term debt	1,281,971	1,282,891
Due to affiliates	8,002	—
Other liabilities	251,072	228,000
Total liabilities	1,869,112	1,775,366

Shareholders’ equity:
Preferred stock	351	351
Common stock	124,218	127,218
Additional paid-in capital	858,987	840,932
Accumulated other comprehensive income	1,424,274	577,574
Retained earnings	4,806,208	3,890,798
Treasury stock	(982,617)	(870,012)
Total shareholders’ equity	6,231,421	4,566,861
Total liabilities and shareholders’ equity	$8,100,533	$6,342,227

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
CONDENSED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net investment income	$26,130	$25,352	$23,715
Realized investment gains (losses)	(2,791)	—	8
Total revenue	23,339	25,352	23,723

General operating expenses	61,447	52,613	54,100
Reimbursements from affiliates	(52,776)	(54,288)	(53,436)
Interest expense	88,474	86,853	79,677
Total expenses	97,145	85,178	80,341

Operating income (loss) before income taxes and equity in earnings of affiliates	(73,806)	(59,826)	(56,618)
Income taxes	(9,874)	23,479	15,542
Net operating loss before equity in earnings of affiliates	(83,680)	(36,347)	(41,076)
Equity in earnings of affiliates	1,538,174	586,126	568,176
Net income	1,454,494	549,779	527,100

Other comprehensive income (loss):
Attributable to Parent Company	(8,409)	(11,314)	(3,539)
Attributable to affiliates	602,709	356,941	(761,966)
Comprehensive income (loss)	$2,048,794	$895,406	$(238,405)

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)
CONDENSED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,454,494	$549,779	$527,100
Equity in earnings of affiliates	(1,538,174)	(586,126)	(568,176)
Cash dividends from subsidiaries	453,904	437,566	466,416
Other, net	52,957	(6,718)	20,371
Cash provided from operations	423,181	394,501	445,711

Cash provided from (used for) investing activities:
Net decrease (increase) in short-term investments	(5,624)	(3,466)	17,338
Investment in subsidiaries	(31,000)	(35,000)	(2)
Additions to properties	(7,230)	(21,965)	(468)
Loaned money to affiliates	(180,000)	(363,056)	(282,508)
Repayments from affiliates	180,000	318,056	282,508
Cash provided from (used for) investing activities	(43,854)	(105,431)	16,868

Cash provided from (used for) financing activities:
Repayment of debt	(126,875)	(250,000)	—
Proceeds from issuance of debt	125,000	400,000	—
Payment for debt issuance costs	(1,661)	(9,638)	—
Net issuance (repayment) of commercial paper	61,092	22,224	1,978
Issuance of stock	61,215	61,329	35,958
Acquisitions of treasury stock	(412,989)	(404,784)	(418,526)
Borrowed money from affiliate	278,500	60,000	15,000
Repayments to affiliates	(270,500)	(78,000)	(15,000)
Excess tax benefit on stock option exercises	—	—	8,180
Payment of dividends	(92,101)	(90,201)	(90,169)
Cash provided from (used for) financing activities	(378,319)	(289,070)	(462,579)

Net increase (decrease) in cash	1,008	—	—
Cash balance at beginning of period	—	—	—
Cash balance at end of period	$1,008	$—	$—

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollar amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the subsidiaries were as follows:

	Year Ended December 31,
	2017	2016	2015
Dividends from subsidiaries	$453,904	$437,566	$466,416

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation not involving cash	$37,034	$26,326	$28,664
Borrowed money from affiliate	—	—	56,503
Investment in subsidiaries	317,027	—	39,206
Purchase of agent debit balances	—	—	17,297

The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2017	2016	2015
Interest paid	$86,606	$84,952	$77,920
Income taxes paid (received)	(19,961)	(20,838)	(22,009)

Note C—Preferred Stock

As of December 31, 2017, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TMK 2017 FORM 10-K

TORCHMARK CORPORATION
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Dollar Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2017
Life insurance in force	$179,902,605	$705,152	$3,211,423	$182,408,876	1.8
Premiums:(2)
Life insurance	$2,272,038	$4,437	$21,912	$2,289,513	1.0
Health insurance	980,082	3,709	—	976,373	—
Total premium	$3,252,120	$8,146	$21,912	$3,265,886	0.7
For the Year Ended December 31, 2016
Life insurance in force	$174,314,897	$725,867	$3,352,113	$176,941,143	1.9
Premiums:(2)
Life insurance	$2,152,698	$4,507	$22,915	$2,171,106	1.1
Health insurance	951,137	3,474	—	947,663	—
Total premium	$3,103,835	$7,981	$22,915	$3,118,769	0.7
For the Year Ended December 31, 2015
Life insurance in force	$167,677,206	$729,739	$3,498,826	$170,446,293	2.1
Premiums:(2)
Life insurance	$2,034,373	$4,484	$24,007	$2,053,896	1.2
Health insurance	928,659	3,139	—	925,520	—
Total premium	$2,963,032	$7,623	$24,007	$2,979,416	0.8

(1)	No amounts have been netted against ceded premium.

(2)	Excludes policy charges of $17.0 million, $18.3 million, and $19.3 million in each of the years 2017, 2016, and 2015, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

TMK 2017 FORM 10-K

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

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ STEVEN P. JOHNSON *
	Charles E. Adair		Steven P. Johnson
	Director		Director

By:	/s/ LINDA L. ADDISON *	By:	/s/ LLOYD W. NEWTON *
	Linda L. Addison		Lloyd W. Newton
	Director		Director

By:	/S/ MARILYN A. ALEXANDER *	By:	/s/ DARREN M. REBELEZ *
	Marilyn A. Alexander		Darren M. Rebelez
	Director		Director

By:	/S/ CHERYL D. ALSTON *	By:	/s/ LAMAR C. SMITH *
	Cheryl D. Alston		Lamar C. Smith
	Director		Director

By:	/S/ DAVID L. BOREN *	By:	/s/ MARY E. THIGPEN *
	David L. Boren		Mary E. Thigpen
	Director		Director

By:	/s/ JANE M. BUCHAN *	By:	/s/ PAUL J. ZUCCONI *
	Jane M. Buchan		Paul J. Zucconi
	Director		Director

By:	/s/ ROBERT W. INGRAM *
Robert W. Ingram
Director

TMK 2017 FORM 10-K

Date: February 26, 2018

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact

TMK 2017 FORM 10-K