Form 10-Q
period 2018-03-31
TORCHMARK CORP
filed 2018-05-07
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 30, 2018
Common Stock, $1.00 Par Value	113,557,007

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2018—$15,274,490; 2017—$14,995,101)	$16,635,885	$16,969,325
Policy loans	532,383	529,529
Other long-term investments (includes: 2018—$106,151; 2017—$0, under the fair value option)	168,621	108,559
Short-term investments	80,023	127,071
Total investments	17,416,912	17,734,484
Cash	88,615	118,563
Accrued investment income	240,817	233,453
Other receivables	396,379	391,775
Deferred acquisition costs	4,002,181	3,958,063
Goodwill	441,591	441,591
Other assets	527,258	528,536
Assets related to discontinued operations	68,590	68,520
Total assets	$23,182,343	$23,474,985
Liabilities:
Future policy benefits	$13,571,585	$13,439,472
Unearned and advance premiums	67,058	61,430
Policy claims and other benefits payable	333,760	333,294
Other policyholders' funds	97,468	97,635
Total policy liabilities	14,069,871	13,931,831
Current and deferred income taxes payable	1,216,687	1,312,002
Other liabilities	528,877	489,609
Short-term debt	365,156	328,067
Long-term debt (estimated fair value: 2018—$1,202,444; 2017—$1,228,392)	1,131,215	1,132,201
Liabilities related to discontinued operations	50,236	49,854
Total liabilities	17,362,042	17,243,564
Commitments and Contingencies (Note 6)
Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2018 and 2017	—	—
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2018—124,218,183 issued, less 10,396,436 held in treasury and 2017—124,218,183 issued, less 9,625,104 held in treasury)	124,218	124,218
Additional paid-in capital	508,941	508,476
Accumulated other comprehensive income	940,199	1,424,274
Retained earnings	4,955,608	4,806,208
Treasury stock, at cost	(708,665)	(631,755)
Total shareholders’ equity	5,820,301	6,231,421
Total liabilities and shareholders’ equity	$23,182,343	$23,474,985

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Life premium	$598,303	$575,837
Health premium	251,798	244,791
Other premium	5	3
Total premium	850,106	820,631
Net investment income	218,084	208,282
Realized investment gains (losses)	1,951	(5,748)
Other income	295	416
Total revenue	1,070,436	1,023,581

Benefits and expenses:
Life policyholder benefits	400,581	391,079
Health policyholder benefits	160,619	157,751
Other policyholder benefits	8,689	8,946
Total policyholder benefits	569,889	557,776
Amortization of deferred acquisition costs	129,620	125,908
Commissions, premium taxes, and non-deferred acquisition costs	69,639	65,116
Other operating expense	66,824	62,341
Interest expense	21,622	20,699
Total benefits and expenses	857,594	831,840

Income before income taxes	212,842	191,741
Income taxes	(39,131)	(54,563)
Income from continuing operations	173,711	137,178

Income (loss) from discontinued operations, net of tax	(111)	(3,637)
Net income	$173,600	$133,541

Basic net income (loss) per common share:
Continuing operations	$1.52	$1.16
Discontinued operations	—	(0.03)
Total basic net income per common share	$1.52	$1.13

Diluted net income (loss) per common share:
Continuing operations	$1.49	$1.14
Discontinued operations	—	(0.03)
Total diluted net income per common share	$1.49	$1.11

Dividends declared per common share	$0.16	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$173,600	$133,541

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(611,548)	215,527
Reclassification adjustment for (gains) losses on securities included in net income	(1,386)	(1,035)
Reclassification adjustment for amortization of (discount) and premium	690	(437)
Foreign exchange adjustment on securities recorded at fair value	(585)	15
Unrealized gains (losses) on securities	(612,829)	214,070
Unrealized gains (losses) on other investments	(2,853)	996
Total unrealized investment gains (losses)	(615,682)	215,066
Less applicable tax (expense) benefit	129,289	(75,323)
Unrealized investment gains (losses), net of tax	(486,393)	139,743

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	450	(770)
Less applicable tax (expense) benefit	(94)	270
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	356	(500)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(1,299)	4,214
Less applicable tax (expense) benefit	276	(428)
Foreign exchange translation adjustments, other than securities, net of tax	(1,023)	3,786

Pension:
Amortization of pension costs	3,778	3,109
Experience gain (loss)	—	371
Pension adjustments	3,778	3,480
Less applicable tax (expense) benefit	(793)	(1,218)
Pension adjustments, net of tax	2,985	2,262

Other comprehensive income (loss)	(484,075)	145,291
Comprehensive income (loss)	$(310,475)	$278,832

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2017	$—	$127,218	$490,421	$577,574	$3,890,798	$(519,150)	$4,566,861
Comprehensive income (loss)				145,291	133,541		278,832
Common dividends declared ($0.15 per share)					(17,567)		(17,567)
Acquisition of treasury stock						(113,719)	(113,719)
Stock-based compensation			1,351		(606)	7,450	8,195
Exercise of stock options					(11,501)	33,726	22,225
Balance at March 31, 2017	$—	$127,218	$491,772	$722,865	$3,994,665	$(591,693)	$4,744,827

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2018	$—	$124,218	$508,476	$1,424,274	$4,806,208	$(631,755)	$6,231,421
Adoption of ASU 2016-01(1)					4,896		4,896
Comprehensive income (loss)				(484,075)	173,600		(310,475)
Common dividends declared ($0.16 per share)					(18,216)		(18,216)
Acquisition of treasury stock						(109,954)	(109,954)
Stock-based compensation			465		(1,803)	10,398	9,060
Exercise of stock options					(9,077)	22,646	13,569
Balance at March 31, 2018	$—	$124,218	$508,941	$940,199	$4,955,608	$(708,665)	$5,820,301

(1) See further discussion in Note 2—New Accounting Standards and Note 4—Investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash provided from operating activities	$382,389	$460,756

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—matured, called, and repaid	74,019	108,899
Other long-term investments	—	3,071
Total long-term investments sold or matured	74,019	111,970
Acquisition of investments:
Fixed maturities—available for sale	(358,753)	(461,324)
Other long-term investments	(53,853)	—
Total investments acquired	(412,606)	(461,324)
Net (increase) decrease in policy loans	(2,854)	(2,599)
Net (increase) decrease in short-term investments	47,048	(48,950)
Additions to property and equipment	(11,966)	(3,978)
Sale of other assets	—	18
Investment in low-income housing interests	(7,518)	(5,875)
Cash provided from (used for) investing activities	(313,877)	(410,738)

Cash provided from (used for) financing activities:
Issuance of common stock	13,569	22,225
Cash dividends paid to shareholders	(17,194)	(16,503)
Repayment of debt	(625)	—
Net borrowing (repayment) of commercial paper	36,464	61,919
Acquisition of treasury stock	(109,954)	(113,719)
Net receipts (payments) from deposit-type product	(25,603)	(21,174)
Cash provided from (used for) financing activities	(103,343)	(67,252)

Effect of foreign exchange rate changes on cash	4,883	2,825
Net increase (decrease) in cash	(29,948)	(14,409)
Cash at beginning of year	118,563	76,163
Cash at end of period	$88,615	$61,754

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies
Basis of Presentation: The accompanying condensed consolidated financial statements of Torchmark Corporation (Torchmark or alternatively, the Company) have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2018, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2018 and 2017. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 26, 2018.
Note 2—New Accounting Standards
Accounting Pronouncements Adopted in the Current Year:
ASU 2016-01: In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily revises the classification and measurement of certain equity investments such that they will be measured at fair value through net income. Additionally, the guidance eliminates the cost method for partnerships and joint ventures and requires these types of investments to be accounted for under the fair value through net income or equity method. This standard became effective for the Company on January 1, 2018.
On January 1, 2018, the Company adopted this standard on a modified retrospective basis for two types of investments: equity securities and limited partnerships. The adoption resulted in a $4.9 million after tax positive adjustment to the opening balance of retained earnings. Subsequent to the adoption, the Company elected to measure its investment in the limited partnership at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations. As of March 31, 2018, the fair value balance of the limited partnerships were $106 million. See Note 4—Investments for further discussion.
ASU 2016-15: In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to provide uniformity in the classification of cash receipts and payments recorded in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, and proceeds from the settlement of insurance claims. This standard became effective on January 1, 2018 and did not have a significant impact to the classification on the Condensed Statement of Cash Flows.
ASU 2016-16: In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This guidance was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory by allowing the immediate recognition of the current and deferred income tax effects. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset has been sold to an outside party. This guidance is applied on a modified retrospective approach and became effective on January 1, 2018. This adoption did not have a significant impact on the financial statements.
ASU 2017-07: In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance was issued to simplify the reporting of pension costs by disaggregating the service-cost component from the other components of net benefit costs and reporting it separately on the income statement. The service-cost component is the only component of net benefit cost that will be eligible for capitalization. The guidance became effective on January 1, 2018 with a retrospective transition method for separation of net benefit costs and a prospective transition method for the capitalization of service costs. The Company will record approximately $3.5 million in additional expense to the 2018 Condensed Consolidated Statements of Operations due to the elimination of the ability to capitalize a portion of the benefit costs. For the three months ended March 31, 2018, the Company recorded $831 thousand in additional expense.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 2—New Accounting Standards (continued)

ASU 2017-09: In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance was issued to provide clarity and guidance regarding changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting. It became effective on January 1, 2018. The adoption had no significant impact on the financial statements as modifications to stock compensation are infrequent.
ASU 2018-02: In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). This guidance was issued to allow the reclassification of taxes from AOCI to retained earnings as a result of the reduction in corporate income tax rates due to the Tax Cuts and Jobs Act of 2017 (Tax Legislation). Current accounting requires the effect of changes in tax rates used to measure deferred tax assets and liabilities to be reported in net income as of the date of enactment even though deferred taxes were previously recognized in AOCI (stranded taxes). This guidance, however, allows a company to elect to reclassify the stranded taxes in AOCI to retained earnings and is effective for years beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt this guidance resulting in a reclassification of $252 million from AOCI to retained earnings for the period ended December 31, 2017.
Accounting Pronouncements Not Yet Adopted
ASU 2016-02: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires all lessees to report a right-of-use asset and a lease liability for leases with a term life greater than 12 months. Operating and financing leases will be recognized on the balance sheet going forward. Additional qualitative and quantitative disclosures will be required. This standard will become effective for the Company beginning January 1, 2019 and will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on the financial statements. Refer to Note 15—Commitments and Contingencies of the 2017 10-K for consideration of the noncancelable operating lease commitments. The Company is not a lessor.
ASU 2016-13: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments as well as to change the loss impairment methodology for available-for-sale debt securities by use of an allowance rather than a direct write-down. This standard will become effective on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition. The Company does not expect the adoption to have a significant impact on the financial statements as we have limited credit losses with respect to our current available-for-sale portfolio.
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

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2018 and 2017.

Components of Accumulated Other Comprehensive Income

	Three Months Ended March 31, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2018	$1,569,289	$(8,547)	$16,302	$(152,770)	$1,424,274
Other comprehensive income (loss) before reclassifications, net of tax	(485,843)	356	(1,023)	—	(486,510)
Reclassifications, net of tax	(550)	—	—	2,985	2,435
Other comprehensive income (loss)	(486,393)	356	(1,023)	2,985	(484,075)
Balance at March 31, 2018	$1,082,896	$(8,191)	$15,279	$(149,785)	$940,199

	Three Months Ended March 31, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2017	$692,314	$(6,682)	$4,967	$(113,025)	$577,574
Other comprehensive income (loss) before reclassifications, net of tax	140,700	(500)	3,786	241	144,227
Reclassifications, net of tax	(957)	—	—	2,021	1,064
Other comprehensive income (loss)	139,743	(500)	3,786	2,262	145,291
Balance at March 31, 2017	$832,057	$(7,182)	$8,753	$(110,763)	$722,865

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except, per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2018 and 2017.
Reclassification Adjustments

	Three Months Ended March 31,		Affected line items in the Statement of Operations
	2018	2017
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(1,386)	$(1,035)	Realized investment gains (losses)
Amortization of (discount) premium	690	(437)	Net investment income
Total before tax	(696)	(1,472)
Tax	146	515	Income taxes
Total after tax	(550)	(957)
Pension adjustments:
Amortization of prior service cost	119	119	Other operating expense
Amortization of actuarial gain (loss)	3,659	2,990	Other operating expense
Total before tax	3,778	3,109
Tax	(793)	(1,088)	Income taxes
Total after tax	2,985	2,021
Total reclassifications (after tax)	$2,435	$1,064

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments
Portfolio Composition:
A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at March 31, 2018 and December 31, 2017 is as follows:

March 31, 2018:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$394,548	$7,127	$(2,397)	$399,278	3
States, municipalities, and political subdivisions	1,219,749	113,694	(508)	1,332,935	8
Foreign governments	20,541	1,740	—	22,281	—
Corporates, by sector:
Financial	3,329,170	349,415	(31,568)	3,647,017	22
Utilities	1,963,247	296,546	(6,482)	2,253,311	14
Energy	1,614,917	175,301	(35,069)	1,755,149	11
Other corporate sectors	6,150,540	489,984	(65,084)	6,575,440	39
Total corporates	13,057,874	1,311,246	(138,203)	14,230,917	86
Collateralized debt obligations	58,473	23,518	(6,467)	75,524	—
Other asset-backed securities	147,511	3,263	(362)	150,412	1
Redeemable preferred stocks, by sector:
Financial	347,254	51,250	(3,783)	394,721	2
Utilities	28,540	1,598	(321)	29,817	—
Total redeemable preferred stocks	375,794	52,848	(4,104)	424,538	2
Total fixed maturities	$15,274,490	$1,513,436	$(152,041)	$16,635,885	100
(1) Amounts reported on the balance sheet.
(2) At fair value.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

December 31, 2017:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,646	$18,173	$(1,373)	$407,446	2
States, municipalities, and political subdivisions	1,091,960	127,890	(135)	1,219,715	7
Foreign governments	20,236	1,782	—	22,018	—
Corporates, by sector:				—
Financial	3,282,526	475,961	(23,392)	3,735,095	22
Utilities	1,955,737	369,406	(1,298)	2,323,845	14
Energy	1,619,349	226,140	(25,392)	1,820,097	11
Other corporate sectors	6,065,803	747,612	(20,616)	6,792,799	40
Total corporates	12,923,415	1,819,119	(70,698)	14,671,836	87
Collateralized debt obligations	59,150	20,084	(7,653)	71,581	—
Other asset-backed securities	144,520	4,835	—	149,355	1
Redeemable preferred stocks, by sector:
Financial	336,621	62,892	(2,727)	396,786	3
Utilities	28,553	2,132	(97)	30,588	—
Total redeemable preferred stocks	365,174	65,024	(2,824)	427,374	3
Total fixed maturities	$14,995,101	$2,056,907	$(82,683)	$16,969,325	100
(1) Amounts reported on the balance sheet.
(2) At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2018 is shown below on an amortized cost basis and on a fair value basis. Actual maturity dates could differ from contractual maturities due to call or prepayment provisions.

	March 31, 2018
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$106,827	$107,973
Due after one year through five years	736,487	766,321
Due after five years through ten years	1,490,930	1,640,983
Due after ten years through twenty years	5,000,345	5,690,933
Due after twenty years	7,733,027	8,202,784
Mortgage-backed and asset-backed securities	206,874	226,891
	$15,274,490	$16,635,885

There were no sales of fixed maturities available for sale in either quarter of March 31, 2018 or 2017.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Fair Value Measurements: The following tables represents the fair value of fixed maturities available for sale measured on a recurring basis at March 31, 2018 and December 31, 2017.

	Fair Value Measurements at March 31, 2018 using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$399,278	$—	$399,278
States, municipalities, and political subdivisions	—	1,332,935	—	1,332,935
Foreign governments	—	22,281	—	22,281
Corporates, by sector:
Financial	—	3,586,007	61,010	3,647,017
Utilities	—	2,103,085	150,226	2,253,311
Energy	—	1,715,081	40,068	1,755,149
Other corporate sectors	—	6,257,944	317,496	6,575,440
Total corporates	—	13,662,117	568,800	14,230,917
Collateralized debt obligations	—	—	75,524	75,524
Other asset-backed securities	—	137,225	13,187	150,412
Redeemable preferred stocks, by sector:
Financial	—	394,721	—	394,721
Utilities	—	29,817	—	29,817
Total redeemable preferred stocks	—	424,538	—	424,538
Total fixed maturities	$—	$15,978,374	$657,511	$16,635,885
Percent of total	—%	96.0%	4.0%	100.0%

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

	Fair Value Measurements at December 31, 2017 using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$407,446	$—	$407,446
States, municipalities, and political subdivisions	44	1,219,671	—	1,219,715
Foreign governments	—	22,018	—	22,018
Corporates, by sector:				—
Financial	—	3,673,089	62,006	3,735,095
Utilities	—	2,168,115	155,730	2,323,845
Energy	—	1,779,281	40,816	1,820,097
Other corporate sectors	—	6,468,541	324,258	6,792,799
Total corporates	—	14,089,026	582,810	14,671,836
Collateralized debt obligations	—	—	71,581	71,581
Other asset-backed securities	—	135,306	14,049	149,355
Redeemable preferred stocks, by sector:
Financial	—	396,786	—	396,786
Utilities	—	30,588	—	30,588
Total redeemable preferred stocks	—	427,374	—	427,374
Total fixed maturities	$44	$16,300,841	$668,440	$16,969,325
Percentage of total	—%	96.1%	3.9%	100.0%

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following tables represent an analysis of changes in fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017.
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31, 2018
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2018	$14,049	$71,581	$582,810	$668,440
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	(749)	4,621	(12,233)	(8,361)
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	1,201	4	1,205
Other(2)	(113)	(1,879)	(1,781)	(3,773)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at March 31, 2018	$13,187	$75,524	$568,800	$657,511
Percent of total fixed maturities	0.1%	0.5%	3.4%	4.0%

	Three Months Ended March 31, 2017
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2017	$—	$63,503	$559,600	$623,103
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	—	5,090	6,275	11,365
Acquisitions	14,000	—	21,666	35,666
Sales	—	—	—	—
Amortization	—	1,249	4	1,253
Other(2)	—	(1,999)	(1,557)	(3,556)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at March 31, 2017	$14,000	$67,843	$585,988	$667,831
Percent of total fixed maturities	0.1%	0.4%	3.7%	4.2%
(1) Includes redeemable preferred stocks.
(2) Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3) Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following table presents transfers in and out of each of the valuation levels of fair values.

	Three Months Ended March 31,
	2018			2017
	In	Out	Net	In	Out	Net
Level 1	$—	$—	$—	$4	$(597)	$(593)
Level 2	—	—	—	597	(4)	593
Level 3	—	—	—	—	—	—

Fair Value Option:

As discussed in Note 2—New Accounting Standards, the Company elected the fair value option in the first quarter of 2018, subsequent to the adoption of ASU 2016-01, to record its investment in limited partnerships at fair value with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations in accordance with ASC 825. Dividends received on a semi-annual basis are recorded in Net Investment Income. The limited partnerships are recorded in Other Long-Term Investments on the Condensed Consolidated Balance Sheets.

The following table represents the fair value of investments elected for the fair value option method measured on a recurring basis at March 31, 2018, and the changes in fair value for the three months ended March 31, 2018.

	Fair Value Measurements at March 31, 2018				Changes in Fair Values for the Period for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Net Gains and Losses Recognized During the Period	Less Net Gains and Losses Recognized due to Sales	Total Changes in Fair Values Included in Current-Period Earnings
Limited partnership	$—	$106,151	$—	$106,151	$560	$—	$560

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

For the three months ended March 31, 2018 and 2017, the Company concluded that there were no other-than-temporary impairments.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Unrealized Loss Analysis:

The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of March 31, 2018	327	98	425
As of December 31, 2017	92	102	194

Torchmark’s entire fixed maturity portfolio consisted of 1,529 issues at March 31, 2018 and 1,502 issues at December 31, 2017. The weighted average quality rating of all unrealized loss positions as of March 31, 2018 was BBB compared with BBB- as of December 31, 2017.
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at March 31, 2018 and December 31, 2017 for the respective periods of time in a loss position. Torchmark considers these investments to be only temporarily impaired.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Analysis of Gross Unrealized Investment Losses
At March 31, 2018

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investment grade securities:
Bonds:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$82,042	$(1,167)	$43,914	$(1,230)	$125,956	$(2,397)
States, municipalities and political subdivisions	37,278	(495)	1,195	(13)	38,473	(508)
Corporates, by sector:
Financial	519,675	(12,606)	34,166	(2,445)	553,841	(15,051)
Utilities	192,595	(5,154)	31,590	(1,328)	224,185	(6,482)
Energy	161,511	(3,730)	51,640	(5,137)	213,151	(8,867)
Other corporate sectors	1,185,926	(37,821)	156,415	(11,553)	1,342,341	(49,374)
Total corporates	2,059,707	(59,311)	273,811	(20,463)	2,333,518	(79,774)
Other asset-backed securities	17,663	(362)	—	—	17,663	(362)
Redeemable preferred stocks, by sector:
Financial	10,322	(516)	—	—	10,322	(516)
Utilities	—	—	5,714	(321)	5,714	(321)
Total redeemable preferred stocks	10,322	(516)	5,714	(321)	16,036	(837)
Total investment grade securities	2,207,012	(61,851)	324,634	(22,027)	2,531,646	(83,878)
Below investment grade securities:
Bonds:
States, municipalities and political subdivisions	15	—	—	—	15	—
Corporates, by sector:
Financial	26,116	(4,665)	63,104	(11,852)	89,220	(16,517)
Energy	17,047	(182)	63,694	(26,020)	80,741	(26,202)
Other corporate sectors	52,616	(5,819)	53,318	(9,891)	105,934	(15,710)
Total corporates	95,779	(10,666)	180,116	(47,763)	275,895	(58,429)
Collateralized debt obligations	—	—	13,533	(6,467)	13,533	(6,467)
Redeemable preferred stocks, by sector:
Financial	—	—	23,830	(3,267)	23,830	(3,267)
Total redeemable preferred stocks	—	—	23,830	(3,267)	23,830	(3,267)
Total below investment grade securities	95,794	(10,666)	217,479	(57,497)	313,273	(68,163)
Total fixed maturities	$2,302,806	$(72,517)	$542,113	$(79,524)	$2,844,919	$(152,041)

                                 TMK 2018 FORM 10-Q QTR 1

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

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 5—Income Taxes

In 2017, newly enacted tax legislation revised the corporate income tax rate from 35% to 21% effective January 1, 2018. The change in tax rates was the primary reason for the difference in the Company’s effective tax rate as compared with the first quarter of FY 2017.

The effective income tax rate differed from the expected rate as shown below:

	Three Months Ended March 31,
	2018	%	2017	%
Expected income taxes	$44,697	21.0	$67,109	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(3,325)	(1.6)	(4,649)	(2.4)
Share-based awards	(2,199)	(1.0)	(5,673)	(3.0)
Other	(42)	—	(2,224)	(1.2)
Income tax expense (benefit) from continuing operations	$39,131	18.4	$54,563	28.4

As of December 31, 2017, the Company recorded $877 million of tax benefits in net income as a result of re-measuring its deferred tax assets and liabilities using the lower corporate tax rate as of the legislation’s enactment date. The Company was able to determine that the adjustment recorded in 2017 was a reasonable estimate of the impact of the tax legislation in accordance with SAB 118. However, the Company has not completed its analysis and will continue to analyze relevant information to complete the accounting for income taxes which may result in an adjustment to tax expense in 2018. The accounting is expected to be complete when the 2017 U.S. corporate income tax returns are filed in 2018. The Company did not make any adjustments to this estimate for the period ended March 31, 2018.

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

On February 1, 2018, putative class action litigation was filed against American Income Life Insurance Company in U.S. District Court for the Northern District of Texas, Dallas Division (Bruce v. American Income Life Insurance Company, et al., Case No. 3:18-cv-00258-G). The plaintiff, a former insurance sales agent of American Income who is suing on behalf of all current and former American Income sales agents contracted through State General Agent Stephen Jubrey’s agency office at any time since January 31, 2015 through the final disposition of this matter, asserts that such agents are employees rather than independent contractors as they are classified by American Income. He alleges failure to pay minimum wages, overtime wages and other applicable monies in accordance with the Fair Labor Standards Act. The plaintiff seeks, in a jury trial, actual and punitive damages, pre- and post-judgment interest, attorney fees, costs and other relief, including injunctive relief. On February 27, 2018, the Company filed a motion to compel arbitration of this matter and is awaiting the court’s decision as to the same.

With respect to current litigation, at this time management believes that the possibility of a material judgment adverse to Torchmark is remote, and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 6—Commitments and Contingencies (continued)

Guarantees:

Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2021. The maximum amount of letters of credit available is $250 million. Torchmark would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. On March 14, 2018, the letters of credit were amended to reduce the current amount outstanding to $155 million from $177 million as of December 31, 2017.

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$146,865	$143,128
Incurred related to:
Current year	134,542	135,377
Prior years	(5,001)	(4,024)
Total incurred	129,541	131,353
Paid related to:
Current year	55,130	54,241
Prior years	78,722	77,555
Total paid	133,852	131,796
Balance at end of period	$142,554	$142,685

Below is the reconciliation of the liability for "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	March 31, 2018	December 31, 2017
Policy claims and other benefits payable:
Life insurance	$191,206	$186,429
Health insurance	142,554	146,865
Total	$333,760	$333,294

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits
The following table presents a summary of post-retirement benefit costs by component.
Components of Post-Retirement Benefit Costs

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$5,277	$4,487	$—	$—
Interest cost	5,493	5,550	228	250
Expected return on assets	(6,363)	(5,899)	—	—
Amortization:
Prior service cost	119	119	—	—
Actuarial (gain)/loss	3,636	2,951	23	39
Direct recognition of expense	—	—	140	96
Net periodic benefit cost	$8,162	$7,208	$391	$385

The following tables present the assets of Torchmark’s defined benefit pension plans for the years ended March 31, 2018 and December 31, 2017.
Pension Assets by Component at March 31, 2018

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$	$41,709	$	$41,709	11
Utilities		44,870		44,870	12
Energy		23,846		23,846	7
Other corporates		62,666		62,666	17
Total corporate bonds	—	173,091	—	173,091	47
Exchange traded fund(1)	162,980			162,980	45
Other bonds		249		249	—
Other long-term investments		2,439		2,439	1
Guaranteed annuity contract(2)		21,322		21,322	6
Short-term investments	2,070			2,070	—
Other	3,623			3,623	1
Grand Total	$168,673	$197,101	$—	$365,774	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits (continued)

Pension Assets by Component at December 31, 2017

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$	$43,451	$	$43,451	12
Utilities		46,144		46,144	12
Energy		25,023		25,023	7
Other corporates		65,888		65,888	17
Total corporate bonds	—	180,506	—	180,506	48
Exchange traded fund(1)	164,351			164,351	43
Other bonds		256		256	—
Other long-term investments		2,304		2,304	1
Guaranteed annuity contract(2)		21,202		21,202	6
Short-term investments	3,984			3,984	1
Other	5,021			5,021	1
Grand Total	$173,356	$204,268	$—	$377,624	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

The following table presents liabilities for the defined-benefit pension plans at March 31, 2018 and December 31, 2017.
Pension Liability

	March 31, 2018	December 31, 2017
Funded defined benefit pension	$509,526	$518,140
SERPs(1)	84,828	84,465
Pension Benefit Obligation	$594,354	$602,605

(1)	Supplemental executive retirement plan (SERP).

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits (continued)

The following table includes information regarding the SERPs at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Premiums paid for insurance coverage	$1,047	$2,050

Total investments:
Company owned life insurance	$41,608	$40,273
Exchange traded funds	53,598	55,442
	$95,206	$95,715

Liability:
Active plan	$82,200	$81,457
Closed plan	2,628	3,008

Note 9—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2018	2017
Basic weighted average shares outstanding	114,179,084	117,770,474
Weighted average dilutive options outstanding	2,570,418	2,659,242
Diluted weighted average shares outstanding	116,749,502	120,429,716
Antidilutive shares	535,143	625,855

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

                                 TMK 2018 FORM 10-Q QTR 1

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

As noted, Torchmark’s core operations are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities, and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and Torchmark generally expects to hold investments until maturity. However, dispositions of investments occur from time to time, generally for reasons such as credit concerns, calls by issuers, or other factors.

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

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its pretax income and each significant line item in its Condensed Consolidated Statements of Operations.

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$598,303	$251,798	$5					$850,106
Net investment income				$218,084				218,084
Other income					$323	$(28)	(2)	295
Total revenue	598,303	251,798	5	218,084	323	(28)		1,068,485
Expenses:
Policy benefits	400,581	160,619	8,689					569,889
Required interest on reserves	(156,214)	(20,404)	(12,017)	188,635				—
Required interest on DAC	47,944	6,013	153	(54,110)				—
Amortization of acquisition costs	103,777	25,257	586					129,620
Commissions, premium taxes, and non-deferred acquisition costs	47,394	22,265	8			(28)	(2)	69,639
Insurance administrative expense(1)					55,472			55,472
Parent expense					2,292			2,292
Stock-based compensation expense					9,060			9,060
Interest expense				21,622				21,622
Total expenses	443,482	193,750	(2,581)	156,147	66,824	(28)		857,594
Subtotal	154,821	58,048	2,586	61,937	(66,501)	—		210,891
Non-operating items						—		—
Measure of segment profitability (pretax)	$154,821	$58,048	$2,586	$61,937	$(66,501)	$—		210,891
Deduct applicable income taxes								(38,721)
Net operating income								172,170
Add back income taxes applicable to segment profitability								38,721
Add (deduct) realized investment gains (losses)								1,951
Income before income taxes per Condensed Consolidated Statements of Operations								$212,842

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

                                 TMK 2018 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Three Months Ended March 31, 2017
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$575,837	$244,791	$3					$820,631
Net investment income				$208,282				208,282
Other income					$451	$(35)	(2)	416
Total revenue	575,837	244,791	3	208,282	451	(35)		1,029,329
Expenses:
Policy benefits	391,079	157,751	8,946					557,776
Required interest on reserves	(148,825)	(18,975)	(12,418)	180,218				—
Required interest on DAC	45,936	5,809	178	(51,923)				—
Amortization of acquisition costs	99,905	25,327	676					125,908
Commissions, premium taxes, and non-deferred acquisition costs	43,638	21,502	11			(35)	(2)	65,116
Insurance administrative expense(1)					51,913			51,913
Parent expense					2,233			2,233
Stock-based compensation expense					8,195			8,195
Interest expense				20,699				20,699
Total expenses	431,733	191,414	(2,607)	148,994	62,341	(35)		831,840
Subtotal	144,104	53,377	2,610	59,288	(61,890)	—		197,489
Non-operating items						—		—
Measure of segment profitability (pretax)	$144,104	$53,377	$2,610	$59,288	$(61,890)	$—		197,489
Deduct applicable income taxes								(58,818)
Net operating income								138,671
Add back income taxes applicable to segment profitability								58,818
Add (deduct) realized investment gains (losses)								(5,748)
Income before income taxes per Condensed Consolidated Statements of Operations								$191,741

(1) Administrative expense is not allocated to insurance segments.
(2) Elimination of intersegment commission.

                                 TMK 2018 FORM 10-Q QTR 1

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

Insurance Product Line Segments. As fully explained in Note 10—Business Segments in the Notes to the Condensed Consolidated Financial Statements, the insurance product line segments involve the marketing, underwriting, and the administration of policies. Each product line is further segmented by the various distribution units that market the insurance policies. Each distribution unit operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution units within the segment, the measure of profitability used by management is the underwriting margin, which is:

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

The tables in Note 10—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items.

                                 TMK 2018 FORM 10-Q QTR 1

Current Quarter Highlights, comparing the first three months of 2018 with the first three months of 2017.

•	Net income as a return on equity (ROE) was 11.5%(1) and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio was 14.6%(1).

•
Total premium increased 4% over the prior year first quarter to $850 million. Life premium increased 4% over the prior year first quarter to $598 million. Life underwriting margin increased 7% from $144 million in 2017 to $155 million in 2018.

•
Net investment income increased 5% over the prior year first quarter. In addition, excess investment income, a measure used by management as explained below, increased by 4% over the prior year-ago quarter.

•	During the quarter, the Company repurchased 1 million shares at a total cost of $87 million for an average share price of $86.32.

The following represents net income and net operating income for the three months ended March 31, 2018 and 2017.

NET INCOME
(Dollar amounts in thousands)
$173,600
2018[1]
$133,541
2017

NET OPERATING INCOME
(Dollar amounts in thousands)
$172,170
$138,671
2018[1]
2017

(1)
In 2017, new tax legislation revised the corporate income tax rate from 35% to 21% effective January 1, 2018. See Note 5—Income Taxes for further discussion. In the first quarter of 2018, income tax expense was calculated based on the 21% rate as compared with a 35% rate for the first quarter of 2017.

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the unrealized gains or losses which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio.

Summary of Operations. Net income increased 30% to $174 million from $134 million. This increase was primarily related to the tax reform enacted in 2017 which reduced corporate income tax rates. Included in net income were after-tax realized gains of $1.5 million in 2018 compared with realized after-tax losses of $1.5 million for the same period in 2017. On a diluted per common share basis, net income per common share for the three months ended March 31, 2018 increased 34% from $1.11 to $1.49. The per share results have exceeded the growth in dollar amounts due to our share repurchase program. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.
Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. See Note 10—Business Segments for a discussion of the usefulness and purpose of this measure. Net operating income increased 24% or $33 million to $172 million for the three months ended March 31, 2018 compared with $139 million for the same 2017 period.

                                 TMK 2018 FORM 10-Q QTR 1

Torchmark's operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report. The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017	Change	%
Life insurance underwriting margin	$154,821	$144,104	$10,717	7
Health insurance underwriting margin	58,048	53,377	4,671	9
Annuity underwriting margin	2,586	2,610	(24)	(1)
Excess investment income	61,937	59,288	2,649	4
Other insurance:
Other income	323	451	(128)	(28)
Administrative expense	(55,472)	(51,913)	(3,559)	7
Corporate and other	(11,352)	(10,428)	(924)	9
Pre-tax total	210,891	197,489	13,402	7
Applicable taxes	(38,721)	(58,818)	20,097	(34)
Net operating income	172,170	138,671	33,499	24
Reconciling items, net of tax:
Realized gains (losses)—investments	1,541	(1,493)	3,034
Part D adjustments—discontinued operations	(111)	(3,637)	3,526
Net income	$173,600	$133,541	$40,059	30
Total premium income rose 4% for the three months ended March 31, 2018 to $850 million. Total net sales decreased 1% to $139 million, when compared with the same period in 2017. First-year collected premium was $114 million for the 2018 period, compared with $112 million for the 2017 period.
Life insurance premium income increased 4% to $598 million over the prior year total of $576 million. Life net sales fell 4% to $101 million for the three month period of 2018. First-year collected life premium fell 1% to $80 million. Life underwriting margins, as a percent of premium, increased to 26% in 2018 from 25% in the prior year period. Underwriting income increased to $155 million for the first three months of 2018, 7% over the same period in 2017.
Health insurance premium income increased 3% to $252 million over the prior year total of $245 million. Health net sales rose 11% to $38 million for the three month period of 2018. First-year collected health premium rose 7% to $35 million. Health underwriting margins, as a percent of premium, increased to 23% in 2018 from 22% in the prior year period. Underwriting income increased to $58 million for the first three months of 2018, 9% over the same period in 2017.
Excess investment income, the measure of profitability of our investment segment, increased 4% from $59 million in 2017 to $62 million in 2018. Investment yields continue to be pressured by investing at yields lower than the yield on dispositions and the average yield on the portfolio. Excess investment income per common share increased 8% in 2018 to $0.53 from $0.49 in the same period last year.
Insurance administrative expenses were up 6.9% in 2018 when compared with the prior year period. These expenses were 6.5% as a percentage of premium during the first three months of 2018 compared with 6.3% a year earlier. The increase in administrative expenses was primarily due to an increase in pension and other employee costs and investments in information technology.

                                 TMK 2018 FORM 10-Q QTR 1

Share Repurchases. We have an on-going share repurchase program which began in 1986 that is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 7, 2017. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent Company with excess cash flow. Excess cash flow is primarily made up of cash received from the insurance subsidiaries less dividends paid to shareholders and interest paid on our debt. See further discussion in the Capital Resources section below. Share purchases are also made with the proceeds from option exercises by current and former employees in order to reduce dilution. The following chart summarizes share purchases for the three month periods ended March 31, 2018 and 2017.

Analysis of Share Purchases
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018			2017
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	1,002	$86,515	$86.32	1,076	$81,992	$76.18
Option exercise proceeds	266	23,439	88.15	414	31,727	76.71
Total	1,268	$109,954	$86.70	1,490	$113,719	$76.33
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow at the Parent Company.

A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first three months of 2018 with the first three months of 2017. Life insurance is our predominant segment, representing 70% of premium income and 72% of insurance underwriting margin in the first three months of 2018. In addition, investments supporting the reserves for life business generate the majority of investment income attributable to the investment segment.

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

                                 TMK 2018 FORM 10-Q QTR 1

The following table presents the summary of results for life insurance.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2018		2017		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$598,303	100	$575,837	100	$22,466	4

Policy obligations	400,581	67	391,079	68	9,502	2
Required interest on reserves	(156,214)	(26)	(148,825)	(26)	(7,389)	5
Net policy obligations	244,367	41	242,254	42	2,113	1
Commissions, premium taxes, and non-deferred acquisition expenses	47,394	8	43,638	8	3,756	9
Amortization of acquisition costs	151,721	25	145,841	25	5,880	4
Total expense	443,482	74	431,733	75	11,749	3
Insurance underwriting margin before other income and administrative expenses	$154,821	26	$144,104	25	$10,717	7

The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$262,530	44	$241,160	42	$21,370	9
Globe Life Direct Response	211,811	35	210,417	36	1,394	1
Liberty National Exclusive Agency	69,561	12	68,732	12	829	1
Other Agencies	54,401	9	55,528	10	(1,127)	(2)
Total	$598,303	100	$575,837	100	$22,466	4

Annualized life premium in force was $2.4 billion at March 31, 2018, an increase of 4% over $2.3 billion a year earlier.

                                 TMK 2018 FORM 10-Q QTR 1

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance Net Sales by Distribution Channel (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$55,101	54	$53,397	51	$1,704	3
Globe Life Direct Response	32,183	32	38,731	37	(6,548)	(17)
Liberty National Exclusive Agency	11,361	11	10,946	10	415	4
Other Agencies	2,658	3	2,583	2	75	3
Total	$101,303	100	$105,657	100	$(4,354)	(4)

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium by Distribution Channel (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$46,907	59	$44,255	55	$2,652	6
Globe Life Direct Response	21,586	27	25,169	32	(3,583)	(14)
Liberty National Exclusive Agency	8,831	11	7,934	10	897	11
Other Agencies	2,250	3	2,619	3	(369)	(14)
Total	$79,574	100	$79,977	100	$(403)	(1)

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups, third party internet vendor leads, and referrals to help ensure sustainable growth. This agency is Torchmark’s largest contributor to life premium at 44% of Torchmark’s 2018 year-to-date total. This agency produced premium income during the first three months of $263 million, an increase of 9% over the comparable prior year period of $241 million. First-year collected premium was $47 million, an increase of 6%. Net sales increased 3% to $55 million in 2018 over the 2017 total of $53 million. Over the long-term, sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average agent count increased 1% to 6,780 for the three months ended March 31, 2018, compared with 6,713 for the same period in 2017. As is the case with all Torchmark agencies, the average agent count is based on the actual count at the end of each week during the period.
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

                                 TMK 2018 FORM 10-Q QTR 1

The Globe Life Direct Response unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Globe Life Direct Response channel’s growth has been fueled over the years by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to the inbound call center. We continually introduce new initiatives in this unit in an attempt to increase response rates.
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
Globe Life Direct Response’s life premium income rose 1% to $212 million, representing 35% of Torchmark’s total life premium in the first three months of 2018. Net sales for this group decreased 17% due to operational changes designed to maximize profitability on new business. We expect the decline in sales to moderate over the remainder of 2018. First-year collected premium decreased 14% to $22 million. The underwriting margin, as a percent of premium, was 15.8%, up from 14.0% in the year-ago quarter. This increase was due to lower policy obligations in the current year quarter versus the year-ago quarter.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $70 million in the first three months of 2018 compared with $69 million for the same period in 2017. Net sales for the Liberty National Agency increased 4% to $11 million. The continued increases in net sales reflect changes in structure of the agency that were put in place several years ago. Recent growth in middle management within the agency will help continue this growth. First-year collected premium increased 11% to $9 million.
The Liberty National average agent count increased 15% to 2,087 for the three months ended March 31, 2018 compared with 1,820 for the same period in 2017. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, the agency's prospecting training program continues to help improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels primarily include independent agencies selling predominantly life insurance. The Other Agencies contributed $54 million of life premium income, or 9% of Torchmark’s total in the first three months of 2018, but contributed only 3% of net sales for the period.

                                 TMK 2018 FORM 10-Q QTR 1

Health insurance, comparing the first three months of 2018 with the first three months of 2017. Health insurance sold by Torchmark includes Medicare Supplement insurance and limited-benefit plans (e.g. dread disease and critical illness coverage).
Health premium accounted for 30% of our total premium in the 2018 period. Health underwriting margin accounted for 27% of total underwriting margin, reflective of the lower underwriting margin as a percentage of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2018		2017		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$251,798	100	$244,791	100	$7,007	3

Policy obligations	160,619	64	157,751	65	2,868	2
Required interest on reserves	(20,404)	(8)	(18,975)	(8)	(1,429)	8
Net policy obligations	140,215	56	138,776	57	1,439	1
Commissions, premium taxes, and non-deferred acquisition expenses	22,265	9	21,502	9	763	4
Amortization of acquisition costs	31,270	12	31,136	12	134	—
Total expense	193,750	77	191,414	78	2,336	1
Insurance underwriting margin before other income and administrative expense	$58,048	23	$53,377	22	$4,671	9

                                 TMK 2018 FORM 10-Q QTR 1

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$2,892		$3,026		$(134)	(4)
Medicare Supplement	91,439		89,230		2,209	2
	94,331	37	92,256	37	2,075	2
Family Heritage Agency
Limited-benefit plans	66,219		61,576		4,643	8
Medicare Supplement	—		—		—	—
	66,219	26	61,576	25	4,643	8
Liberty National Exclusive Agency
Limited-benefit plans	37,066		36,412		654	2
Medicare Supplement	12,092		14,292		(2,200)	(15)
	49,158	20	50,704	21	(1,546)	(3)
American Income Exclusive Agency
Limited-benefit plans	22,645		21,359		1,286	6
Medicare Supplement	57		65		(8)	(12)
	22,702	9	21,424	9	1,278	6
Direct Response
Limited-benefit plans	114		153		(39)	(25)
Medicare Supplement	19,274		18,678		596	3
	19,388	8	18,831	8	557	3
Total Health Premium
Limited-benefit plans	128,936	51	122,526	50	6,410	5
Medicare Supplement	122,862	49	122,265	50	597	—
	$251,798	100	$244,791	100	$7,007	3

                                 TMK 2018 FORM 10-Q QTR 1

We market supplemental health insurance products through a number of distribution channels. Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$92		$140		$(48)	(34)
Medicare Supplement	14,091		11,284		2,807	25
	14,183	38	11,424	34	2,759	24
Family Heritage Agency
Limited-benefit plans	13,484		13,413		71	1
Medicare Supplement	—		—		—	—
	13,484	36	13,413	39	71	1
Liberty National Exclusive Agency
Limited-benefit plans	4,977		4,468		509	11
Medicare Supplement	—		—		—	—
	4,977	13	4,468	13	509	11
American Income Exclusive Agency
Limited-benefit plans	3,386		3,123		263	8
Medicare Supplement	—		—		—	—
	3,386	9	3,123	9	263	8
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	1,575		1,536		39	3
	1,575	4	1,536	5	39	3
Total Net Sales
Limited-benefit plans	21,939	58	21,144	62	795	4
Medicare Supplement	15,666	42	12,820	38	2,846	22
	$37,605	100	$33,964	100	$3,641	11

                                 TMK 2018 FORM 10-Q QTR 1

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$102		$119		$(17)	(14)
Medicare Supplement	13,983		12,309		1,674	14
	14,085	41	12,428	39	1,657	13
Family Heritage Agency
Limited-benefit plans	11,369		10,867		502	5
Medicare Supplement	—		—		—	—
	11,369	33	10,867	34	502	5
Liberty National Exclusive Agency
Limited-benefit plans	4,279		4,314		(35)	(1)
Medicare Supplement	(1)		1		(2)	(200)
	4,278	12	4,315	13	(37)	(1)
American Income Exclusive Agency
Limited-benefit plans	3,535		3,310		225	7
Medicare Supplement	—		—		—	—
	3,535	10	3,310	10	225	7
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	1,280		1,327		(47)	(4)
	1,280	4	1,327	4	(47)	(4)
Total First-Year Collected Premium
Limited-benefit plans	19,285	56	18,610	58	675	4
Medicare Supplement	15,262	44	13,637	42	1,625	12
	$34,547	100	$32,247	100	$2,300	7

A discussion of health operations by distribution channel follows:
The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $94 million, representing 37% of Torchmark’s total health premium. Net sales were $14 million, or 38% of Torchmark’s health sales. This agency primarily produces Medicare Supplement insurance, with Medicare Supplement premium income of $91 million. The UA Independent Agency represents approximately 74% of all Torchmark Medicare Supplement premium and 90% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 2%. Net sales of the Medicare Supplement product increased 25% in 2018 primarily as a result of an increase in individual sales. First-year collected health premium rose 13% to $14 million.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. The Family Heritage Agency contributed $13 million in net sales in each of the first three months of 2018 and 2017. Health premium income was $66 million for the three month period of 2018, representing 26% of Torchmark’s health premium compared with $62 million or 25% of health premium in the prior year period. The average agent count was 988 for the three months ended March 31, 2018 compared with 894 for the same period in 2017, an increase of 11%.

                                 TMK 2018 FORM 10-Q QTR 1

The Liberty National Exclusive Agency represented 20% of all Torchmark health premium income at $49 million in the three months of 2018. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2018, health premium income in the Liberty Agency declined $2 million to $49 million from prior year premium. Liberty’s health premium decline is primarily due to the runoff of a block of discontinued Medicare Supplement policies previously sold by the agency.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium in the 2018 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response unit markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $2 million of Medicare Supplement net sales in 2018.

Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first three months of 2018 with the first three months of 2017. Operating expenses consist of insurance administrative expenses and Parent Company expenses. Also included is stock compensation expense, which is viewed by us as Parent Company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018		2017
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$24,645	2.9	$23,598	2.9
Other employee costs	9,687	1.1	8,778	1.1
Information technology costs	6,803	0.8	5,977	0.7
Legal costs	2,019	0.2	2,046	0.2
Other administrative costs	12,318	1.5	11,514	1.4
Total insurance administrative expenses	55,472	6.5	51,913	6.3

Parent company expense	2,292		2,233
Stock compensation expense	9,060		8,195
Total operating expenses, per Condensed Consolidated Statements of Operations	$66,824		$62,341

Insurance administrative expenses:
Increase (decrease) over prior year	6.9%		7.1%
Total operating expenses:
Increase (decrease) over prior year	7.2%		8.6%

The 6.9% increase in administrative expenses was primarily due to an increase in other employee costs and investments in information technology. The increase in other employee costs was due primarily to higher pension expense driven by lower interest rates.

The increase in information technology costs reflects investments related to customer experience enhancements, data analytics capabilities, systems modernizations, and information security programs.

                                 TMK 2018 FORM 10-Q QTR 1

The increase in stock compensation expense was primarily due to higher expense associated with equity awards, reflecting Torchmark's higher share price as compared with the same period a year ago.

Investments (excess investment income), comparing the first three months of 2018 with the first three months of 2017. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations and is the measure that we use to evaluate the performance of the investment segment as described in Note 10—Business Segments. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $7.2 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per diluted common share of $16.21) after determining that the repurchases provided a greater return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. Because excess investment income per diluted common share captures all capital resources and puts them on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.
The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted common share.
Excess Investment Income
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Net investment income	$218,084	$208,282	$9,802	5
Interest on net insurance policy liabilities:
Interest on reserves	(188,635)	(180,218)	(8,417)	5
Interest on deferred acquisition costs	54,110	51,923	2,187	4
Net required interest	(134,525)	(128,295)	(6,230)	5
Financing costs	(21,622)	(20,699)	(923)	4
Excess investment income	$61,937	$59,288	$2,649	4

Excess investment income per diluted share	$0.53	$0.49	$0.04	8

Mean invested assets (at amortized cost)	$15,965,283	$15,107,363	$857,920	6
Average net insurance policy liabilities(1)	9,613,064	9,192,112	420,952	5
Average debt and preferred securities (at amortized cost)	1,512,948	1,511,798	1,150	—
(1) Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As indicated in the table above, excess investment income increased 4% compared with the year-ago quarter, while on a per diluted common share basis, it increased 8% from the year-ago quarter. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted common shares outstanding generally decreases from year to year as result of our share repurchase program.

                                 TMK 2018 FORM 10-Q QTR 1

Net investment income increased $10 million or 5% in 2018, below the 6% increase in average invested assets (with fixed maturities at amortized cost) over the same period last year. Growth in net investment income has been negatively impacted in recent years by the declining interest rate environment during which time we have invested new money at a rate lower than the average portfolio yield rate and reinvested the proceeds from dispositions at a yield rate less than what we earned on these bonds prior to disposition. As such, growth in net investment income has been slower than the growth in mean invested assets in recent years. The effective annual yield earned on the fixed maturity portfolio was 5.58% in the first three months of 2018, compared with 5.70% a year earlier, reflecting the lower yield rates on new purchases during the past year. We currently expect that the average annual turnover of fixed maturity assets during the next five years will not exceed 2% to 3% of the portfolio and that this turnover will not have a material negative impact on investment income.
Should long-term interest rates rise, Torchmark's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 70 to 75 basis points before the net unrealized gains on our fixed maturity portfolio as of March 31, 2018 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability, to hold our fixed maturities to maturity.
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
Required interest on net insurance policy liabilities increased $6 million or 5% to $135 million, in line with the growth in average net interest-bearing insurance policy liabilities.
Financing costs for the segment primarily consist of interest on our various debt instruments. Interest on our debt increased in the first three months of 2018 to $22 million compared with $21 million for the same period last year. The increase in financing costs was primarily due to higher interest rates on short-term debt.
More information concerning debt can be found in the Capital Resources section of this report.

                                 TMK 2018 FORM 10-Q QTR 1

Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Interest on funded debt	$18,209	$18,348	$(139)	(1)
Interest on term loan	698	512	186	36
Interest on short-term debt	2,714	1,838	876	48
Other	1	1	—	—
Financing costs	$21,622	$20,699	$923	4
Realized Gains and Losses, comparing the first three months of 2018 with the first three months of 2017. As discussed in Note 10—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Since these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.
As discussed in Note 4—Investments, during the first quarter of 2018, the Company elected to measure its investment in limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations.
The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018		2017
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$—	$—	$—	$—
Called or tendered	1,095	0.01	673	0.01
Other long-term investments	446	—	—	—
Other	—	—	(2,166)	(0.02)
Total	$1,541	$0.01	$(1,493)	$(0.01)
1) Written down due to other-than-temporary impairment

Investments (acquisitions), comparing the first three months of 2018 with the first three months of 2017. Torchmark’s investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives, but instead, consider investing in shorter or lower yielding securities, taking into consideration the slope of the yield curve and other factors.

                                 TMK 2018 FORM 10-Q QTR 1

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cost of acquisitions(1):
Investment-grade corporate securities	$222,519	$518,132
Tax-exempt municipal securities	127,526	—
Other investment-grade securities	8,708	4,154
Total fixed maturity acquisitions	$358,753	$522,286

Effective annual yield (one year compounded)(2)	4.46%	4.92%
Average life (in years, to next call)	14.8	22.2
Average life (in years, to maturity)	23.4	23.2
Average rating	A	BBB+

(1) Total fixed maturity acquisitions include unsettled trades of $61 million in 2017.
(2) Tax-equivalent basis, where the yield on tax-exempt securities, is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. The average rating was higher during the current year quarter due to investing in higher rated tax-exempt municipal bonds. All of the acquired securities were investment grade.
Investments (portfolio composition). The composition of the investment portfolio at book value on March 31, 2018 was as follows:
Invested Assets at March 31, 2018
(Dollar amounts in thousands)

	At March 31, 2018		At December 31, 2017
	Amount	% of Total	Amount	% of Total
Fixed maturities (at amortized cost)	$15,274,490	95	14,995,101	95
Policy loans	532,383	3	529,529	3
Other long-term investments(1)	161,858	1	107,953	1
Short-term investments	80,023	1	127,071	1
Total	$16,048,754	100	15,759,654	100
(1) Includes investments of $106 million as of March 31, 2018 that are carried under the fair value option.

Approximately 95% of our investments at book value are in a diversified fixed-maturity portfolio, the same percentage as at year end. Policy loans, which are secured by policy cash values, make up approximately 3% of our investments. We also have insignificant investments in equity securities and other long-term investments. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

                                 TMK 2018 FORM 10-Q QTR 1

Fixed Maturities. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2018 and December 31, 2017.

Fixed Maturities by Sector
At March 31, 2018
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$66,446	$2,867	$(4,665)	$64,648	$1,991,823	$268,395	$(8,926)	$2,251,292	13	13
Banks	27,097	—	(3,267)	23,830	778,840	83,110	(5,819)	856,131	5	5
Other financial	74,956	—	(11,852)	63,104	905,761	49,160	(20,606)	934,315	6	6
Total financial	168,499	2,867	(19,784)	151,582	3,676,424	400,665	(35,351)	4,041,738	24	24
Utilities
Electric	20,183	405	—	20,588	1,465,223	253,726	(5,119)	1,713,830	10	10
Gas and water	—	—	—	—	526,564	44,418	(1,684)	569,298	3	4
Total utilities	20,183	405	—	20,588	1,991,787	298,144	(6,803)	2,283,128	13	14
Industrial - Energy
Pipelines	40,581	1,110	(874)	40,817	881,003	87,939	(6,808)	962,134	6	6
Exploration and production	28,162	535	(182)	28,515	527,260	64,779	(3,094)	588,945	3	4
Oil field services	33,864	—	(9,912)	23,952	83,715	8,404	(9,912)	82,207	1	—
Refiner	—	—	—	—	73,069	14,179	(21)	87,227	1	1
Driller	49,870	—	(15,234)	34,636	49,870	—	(15,234)	34,636	—	—
Total energy	152,477	1,645	(26,202)	127,920	1,614,917	175,301	(35,069)	1,755,149	11	11
Industrial - Basic materials
Chemicals	—	—	—	—	545,420	34,658	(1,290)	578,788	4	3
Metals and mining	57,431	4,407	—	61,838	387,023	63,619	—	450,642	2	3
Forestry products and paper	—	—	—	—	112,038	11,257	(95)	123,200	1	1
Total basic materials	57,431	4,407	—	61,838	1,044,481	109,534	(1,385)	1,152,630	7	7
Industrial - Consumer, non-cyclical	21,333	—	(5,259)	16,074	1,952,458	120,663	(28,124)	2,044,997	12	11
Other industrials	47,067	2,564	(115)	49,516	1,335,432	117,090	(7,607)	1,444,915	9	9
Industrial - Transportation	26,312	1,653	(464)	27,501	552,976	65,268	(2,145)	616,099	4	4
Other corporate sectors	136,108	3,585	(9,872)	129,821	1,265,193	77,429	(25,823)	1,316,799	8	8
Total corporates	629,410	17,126	(61,696)	584,840	13,433,668	1,364,094	(142,307)	14,655,455	88	88
Other fixed maturities:
Government (U.S., municipal, and foreign)	306	5	—	311	1,633,948	122,496	(2,904)	1,753,540	11	11
Collateralized debt obligations	58,473	23,518	(6,467)	75,524	58,473	23,518	(6,467)	75,524	—	—
Other asset-backed securities	—	—	—	—	147,075	3,226	(362)	149,939	1	1
Mortgage-backed securities(1)	—	—	—	—	1,326	102	(1)	1,427	—	—
Total fixed maturities	$688,189	$40,649	$(68,163)	$660,675	$15,274,490	$1,513,436	$(152,041)	$16,635,885	100	100
(1) Includes GNMA's.

                                 TMK 2018 FORM 10-Q QTR 1

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
(1) Includes GNMA's.

                                 TMK 2018 FORM 10-Q QTR 1

At March 31, 2018, fixed maturities had a fair value of $16.6 billion, compared with $17.0 billion at December 31, 2017. The net unrealized gain position in the fixed-maturity portfolio decreased from $2.0 billion at December 31, 2017 to $1.4 billion at March 31, 2018 due to increases in interest rates during the period. The March 31, 2018 net unrealized gain consisted of gross unrealized gains of $1.5 billion offset by $152 million of gross unrealized losses, compared with the December 31, 2017 net unrealized gain which consisted of a gross unrealized gain of $2.1 billion and a gross unrealized loss of $83 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% of amortized cost and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers; the total fixed maturity portfolio consisted of 606 issuers.
An analysis of the fixed maturity portfolio at March 31, 2018 and December 31, 2017 by a composite quality rating is shown in the table below. The composite quality rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above (It should be noted that the composite quality rating is not a Standard & Poor's credit rating. Standard and Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating.) Included in the chart below are private placement fixed maturity holdings of $589 million at amortized cost ($597 million at fair value). The ratings for these holdings were assigned by the third party managers of those securities.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	March 31, 2018
	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$701,183	5	$724,988	4
AA	1,169,061	8	1,259,975	8
A	4,182,248	27	4,807,206	29
BBB+	3,366,734	22	3,653,278	22
BBB	3,548,127	23	3,812,129	23
BBB-	1,618,948	10	1,717,634	10
Investment grade	14,586,301	95	15,975,210	96
Below investment grade:
BB	380,001	3	368,479	2
B	180,367	1	151,729	1
Below B	127,821	1	140,467	1
Below investment grade	688,189	5	660,675	4
	$15,274,490	100	$16,635,885	100

                                 TMK 2018 FORM 10-Q QTR 1

Fixed Maturities by Rating
(Dollar amounts in thousands)

	December 31, 2017
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

Of the $15.3 billion of fixed maturities at amortized cost as of March 31, 2018, $14.6 billion or 95% were investment grade with an average rating of A-. Below-investment-grade bonds were $688 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 14% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of March 31, 2018. Overall, the total portfolio was rated BBB+ based on amortized cost, the same as at the end of 2017.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first three months of 2018 is as follows:

Below-Investment-Grade Bonds
(Dollar amounts in thousands)

Balance as of December 31, 2017	$702,256
Downgrades by rating agencies	—
Upgrades by rating agencies	—
Disposals	(15,029)
Amortization and other	962
Balance as of March 31, 2018	$688,189

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

                                 TMK 2018 FORM 10-Q QTR 1

Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	At
	March 31, 2018	December 31, 2017	March 31, 2017
Average annual effective yield(1)	5.57%	5.60%	5.70%
Average life, in years, to:
Next call(2)	17.3	17.5	17.6
Maturity(2)	19.1	19.1	19.6
Effective duration to:
Next call(2)(3)	10.5	10.8	10.5
Maturity(2)(3)	11.3	11.5	11.3

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
Insurance subsidiary liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. In addition to investment income, maturities and scheduled repayments in the investment portfolio are sources of cash. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restriction. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the leading source of the excess cash is investment income, a significant portion of the excess cash also comes from underwriting income due to our high underwriting margins and effective expense control.
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first three months of 2018, the Parent Company received $85 million of cash dividends from subsidiaries, compared with $64 million in 2017. The increase in cash dividends received from subsidiaries was primarily due to the timing of dividend payments. For the full year 2018, cash dividends from subsidiaries are expected to total approximately $440 million. Including transfers from other subsidiaries, and after paying shareholder dividends, interest on debt obligations and other expenses, we expect the Parent Company to have approximately $325 million to $335 million in excess cash flow in 2018.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, and a credit facility. At March 31, 2018, the Parent Company had $57 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Credit Facility. We have a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. We may request the extension, however, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which we may issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest on the commercial paper program is charged at variable rates. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be

                                 TMK 2018 FORM 10-Q QTR 1

issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of March 31, 2018, we were in full compliance with those covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt.
The following table presents certain information about our commercial paper borrowings.
Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2018	December 31, 2017	March 31, 2017
Balance of commercial paper at end of period (par value)	$361,290	$324,250	$324,912
Annualized interest rate	2.17%	1.78%	1.15%
Letters of credit outstanding	$155,000	$177,000	$177,000
Remaining amount available under credit line	233,710	248,750	248,088

	Three Months Ended March 31,
	2018	2017
Average balance of commercial paper outstanding during period (par value)	$376,553	$347,875
Daily-weighted average interest rate (annualized)	1.92%	1.06%
Maximum daily amount outstanding during period (par value)	$525,990	$417,166
We had no difficulties in accessing the commercial paper market under this facility during the three month periods ended March 31, 2018 and 2017.
In summary, Torchmark expects to have readily available funds for the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally-generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Parent Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing.
Consolidated liquidity. Consolidated net cash inflows from operations were $382 million in the first three months of 2018, compared with $461 million in the same period of 2017. The decrease is primarily attributable to a reduction in cash flows from discontinued operations and fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities available for sale in the amount of $74 million during the 2018 period. As previously noted under the caption Credit Facility, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short-term investments were $169 million at March 31, 2018, compared with $246 million at December 31, 2017. In addition to these liquid assets, the entire $16.6 billion (fair value at March 31, 2018) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
Capital Resources. Our goal is to maintain capital at levels necessary to support our current ratings. For the past several years, that level has been around a National Association of Insurance Commissioners (NAIC) Risk Based Capital (RBC) ratio of 325% on a consolidated basis. At December 31, 2017, our consolidated RBC ratio was 314%,

                                 TMK 2018 FORM 10-Q QTR 1

a decrease from the prior year due to the reduction in deferred tax assets that resulted from the passage of the tax reform legislation at the end of last year. Even though lower than the 325% target, this capital level is 6.3 times the amount of capital required by our regulators.
We are still in the early stages of determining the appropriate target consolidated RBC ratio for our insurance subsidiaries in 2018. We will have discussions with our rating agencies and insurance regulators in the coming months. It remains unclear what changes the NAIC will make to the existing required capital factors, or if such changes will be effective for 2018 or delayed until 2019. Thus, we are unsure at this time how our targeted capital levels will be impacted. Management believes more than sufficient liquidity exists at the Parent Company to make additional contributions as necessary to maintain our targeted ratios.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above, current maturities of the term loan, and current maturities of funded debt), long-term debt (comprised of long-term maturities of funded debt and long term maturities of the term loan), and shareholders’ equity.

The outstanding long-term debt at book value was $1.1 billion at March 31, 2018 and December 31, 2017. An analysis of debt issues outstanding is as follows at March 31, 2018.

Selected Information about Debt Issues
As of March 31, 2018
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Notes	2023	7.875%		$165,612	$164,335	$193,067
Senior Notes	2019	9.250%		292,647	292,010	314,427
Senior Notes(1)	2022	3.800%		150,000	148,551	152,274
Junior Subordinated Debentures	2036	5.425%	(2)	20,000	20,000	20,000
Junior Subordinated Debentures	2056	6.125%		300,000	290,474	317,280
Junior Subordinated Debentures	2057	5.275%		125,000	123,345	112,896
Term loan(3)	2021	2.898%	(4)	97,500	97,500	97,500
				1,150,759	1,136,215	1,207,444
Less current maturity of term loan(3)				5,000	5,000	5,000
Total long-term debt				1,145,759	1,131,215	1,202,444

Current maturity of term loan(3)				5,000	5,000	5,000
Commercial paper				361,290	360,156	360,156
Total short term debt				366,290	365,156	365,156

Total debt				$1,512,049	$1,496,371	$1,567,600

(1) An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2) Interest paid at 3 month LIBOR plus 330 basis points, resets each quarter.
(3) The current amount of the term loan due of $5 million is classified as short term debt.
(4) Interest paid at 1 month LIBOR plus 125 basis points, resets each month.
As previously noted under the caption Results of Operations in this report, we acquired 1.0 million of our outstanding common shares under our share repurchase program during the first three months of 2018. These shares were acquired at a cost of $87 million (average of $86.32 per share), compared with purchases of 1.1 million shares at a cost of $82 million (average of $76.18 per share) in the first three months of 2017.
On March 1, 2018, the Company announced that it had declared a quarterly dividend of $0.16 per share. This dividend was paid on May 1, 2018.
Shareholders’ equity was $5.8 billion at March 31, 2018. This compares with $6.2 billion at December 31, 2017 and $4.7 billion at March 31, 2017. During the three months since December 31, 2017, shareholders’ equity decreased due to $484 million of after-tax unrealized losses in the fixed-maturity portfolio as interest rates have increased over

                                 TMK 2018 FORM 10-Q QTR 1

the period. In addition, shareholders' equity was increased by net income of $174 million. Share purchases of $87 million noted above during the period reduced shareholders’ equity.
We are required under GAAP to revalue our available for sale fixed maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.
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

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	March 31, 2018		December 31, 2017		March 31, 2017
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$16,635,885	$1,361,395	$16,969,325	$1,974,224	$15,874,131	$1,271,881
Deferred acquisition costs(2)	4,002,181	(10,369)	3,958,063	(10,819)	3,821,718	(11,051)
Total assets	23,182,343	1,351,026	23,474,985	1,963,405	22,086,976	1,260,830
Short-term debt	365,156	—	328,067	—	327,019	—
Long-term debt	1,131,215	—	1,132,201	—	1,132,791	—
Shareholders' equity	5,820,301	1,067,311	6,231,421	1,551,090	4,744,827	819,539

Book value per diluted share	50.13	9.19	52.95	13.18	39.61	6.84
Debt to capitalization(3)	20.5%	(3.4)%	19.0%	(4.8)%	23.5%	(3.6)%

Diluted shares outstanding	116,098		117,696		119,788
Actual shares outstanding	113,822		114,593		117,267

(1) Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2) Includes the value of insurance purchased.
(3) Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.8 times in the first three months of 2018, compared with 10.3 times in the 2017 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

                                 TMK 2018 FORM 10-Q QTR 1

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

                                 TMK 2018 FORM 10-Q QTR 1

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2018.
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
As of the end of the fiscal quarter completed March 31, 2018, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
For the quarter ended March 31, 2018, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

                                 TMK 2018 FORM 10-Q QTR 1

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

See further discussion of litigation and other legal proceedings in Note 6—Commitments and Contingencies.

Item 1A. Risk Factors
Torchmark had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)    Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	384,119	$91.77	384,119
February 1-28, 2018	562,823	85.19	562,823
March 1-31, 2018	321,219	83.29	321,219
At its August 7, 2017 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended March 31, 2018

                                 TMK 2018 FORM 10-Q QTR 1

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 7, 2018	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: May 7, 2018	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: May 7, 2018	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

                                 TMK 2018 FORM 10-Q QTR 1