Form 10-Q
period 2018-06-30
TORCHMARK CORP
filed 2018-08-08
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT July 31, 2018
Common Stock, $1.00 Par Value	112,693,381

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2018—$15,350,152; 2017—$14,995,101)	$16,284,691	$16,969,325
Policy loans	537,808	529,529
Other long-term investments (includes: 2018—$108,452; 2017—$0, under the fair value option)	181,676	108,559
Short-term investments	68,544	127,071
Total investments	17,072,719	17,734,484
Cash	82,230	118,563
Accrued investment income	237,985	233,453
Other receivables	407,676	391,775
Deferred acquisition costs	4,045,890	3,958,063
Goodwill	441,591	441,591
Other assets	522,042	528,536
Assets related to discontinued operations	68,568	68,520
Total assets	$22,878,701	$23,474,985
Liabilities:
Future policy benefits	$13,702,887	$13,439,472
Unearned and advance premiums	66,872	61,430
Policy claims and other benefits payable	329,469	333,294
Other policyholders' funds	96,575	97,635
Total policy liabilities	14,195,803	13,931,831
Current and deferred income taxes payable	1,098,411	1,312,002
Other liabilities	474,264	489,609
Short-term debt	671,666	328,067
Long-term debt (estimated fair value: 2018—$849,903; 2017—$1,228,392)	817,474	1,132,201
Liabilities related to discontinued operations	49,474	49,854
Total liabilities	17,307,092	17,243,564
Commitments and Contingencies (Note 6)
Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: -0- in 2018 and 2017	—	—
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2018—124,218,183 issued, less 11,294,710 held in treasury and 2017—124,218,183 issued, less 9,625,104 held in treasury)	124,218	124,218
Additional paid-in capital	517,077	508,476
Accumulated other comprehensive income	603,499	1,424,274
Retained earnings	5,115,071	4,806,208
Treasury stock, at cost	(788,256)	(631,755)
Total shareholders’ equity	5,571,609	6,231,421
Total liabilities and shareholders’ equity	$22,878,701	$23,474,985

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Life premium	$602,534	$573,836	$1,200,837	$1,149,673
Health premium	251,440	242,775	503,238	487,566
Other premium	5	3	10	6
Total premium	853,979	816,614	1,704,085	1,637,245
Net investment income	218,568	212,776	436,652	421,058
Realized investment gains (losses)	11,813	(705)	13,764	(6,453)
Other income	416	393	711	809
Total revenue	1,084,776	1,029,078	2,155,212	2,052,659

Benefits and expenses:
Life policyholder benefits	399,334	390,859	799,915	781,938
Health policyholder benefits	160,461	156,579	321,080	314,330
Other policyholder benefits	8,582	8,977	17,271	17,923
Total policyholder benefits	568,377	556,415	1,138,266	1,114,191
Amortization of deferred acquisition costs	129,077	122,121	258,697	248,029
Commissions, premium taxes, and non-deferred acquisition costs	69,427	65,032	139,066	130,148
Other operating expense	68,620	62,428	135,444	124,769
Interest expense	22,411	21,156	44,033	41,855
Total benefits and expenses	857,912	827,152	1,715,506	1,658,992

Income before income taxes	226,864	201,926	439,706	393,667
Income taxes	(42,471)	(61,563)	(81,602)	(116,126)
Income from continuing operations	184,393	140,363	358,104	277,541

Income (loss) from discontinued operations, net of tax	32	(90)	(79)	(3,727)
Net income	$184,425	$140,273	$358,025	$273,814

Basic net income (loss) per common share:
Continuing operations	$1.63	$1.20	$3.15	$2.37
Discontinued operations	—	—	—	(0.03)
Total basic net income per common share	$1.63	$1.20	$3.15	$2.34

Diluted net income (loss) per common share:
Continuing operations	$1.59	$1.18	$3.08	$2.32
Discontinued operations	—	—	—	(0.03)
Total diluted net income per common share	$1.59	$1.18	$3.08	$2.29

Dividends declared per common share	$0.16	$0.15	$0.32	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$184,425	$140,273	$358,025	$273,814

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(417,616)	394,004	(1,029,164)	609,531
Reclassification adjustment for (gains) losses on securities included in net income	(9,431)	681	(10,817)	(354)
Reclassification adjustment for amortization of (discount) and premium	870	(61)	1,560	(498)
Foreign exchange adjustment on securities recorded at fair value	(679)	230	(1,264)	245
Unrealized gains (losses) on securities	(426,856)	394,854	(1,039,685)	608,924
Unrealized gains (losses) on other investments	1,051	2,075	(1,802)	3,071
Total unrealized investment gains (losses)	(425,805)	396,929	(1,041,487)	611,995
Less applicable tax (expense) benefit	89,423	(138,931)	218,712	(214,254)
Unrealized investment gains (losses), net of tax	(336,382)	257,998	(822,775)	397,741

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	2,041	(727)	2,491	(1,497)
Less applicable tax (expense) benefit	(429)	254	(523)	524
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	1,612	(473)	1,968	(973)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(6,217)	3,302	(7,516)	7,516
Less applicable tax (expense) benefit	1,303	(1,153)	1,579	(1,581)
Foreign exchange translation adjustments, other than securities, net of tax	(4,914)	2,149	(5,937)	5,935

Pension:
Amortization of pension costs	3,778	3,109	7,556	6,218
Experience gain (loss)	—	—	—	371
Pension adjustments	3,778	3,109	7,556	6,589
Less applicable tax (expense) benefit	(794)	(1,088)	(1,587)	(2,306)
Pension adjustments, net of tax	2,984	2,021	5,969	4,283

Other comprehensive income (loss)	(336,700)	261,695	(820,775)	406,986
Comprehensive income (loss)	$(152,275)	$401,968	$(462,750)	$680,800

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2017	$—	$127,218	$490,421	$577,574	$3,890,798	$(519,150)	$4,566,861
Comprehensive income (loss)				406,986	273,814		680,800
Common dividends declared ($0.30 per share)					(35,005)		(35,005)
Acquisition of treasury stock						(203,756)	(203,756)
Stock-based compensation			9,702		(606)	7,450	16,546
Exercise of stock options					(16,244)	44,214	27,970
Balance at June 30, 2017	$—	$127,218	$500,123	$984,560	$4,112,757	$(671,242)	$5,053,416

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance at January 1, 2018	$—	$124,218	$508,476	$1,424,274	$4,806,208	$(631,755)	$6,231,421
Adoption of ASU 2016-01(1)					4,896		4,896
Comprehensive income (loss)				(820,775)	358,025		(462,750)
Common dividends declared ($0.32 per share)					(36,278)		(36,278)
Acquisition of treasury stock						(206,589)	(206,589)
Stock-based compensation			8,601		(1,803)	12,759	19,557
Exercise of stock options					(15,977)	37,329	21,352
Balance at June 30, 2018	$—	$124,218	$517,077	$603,499	$5,115,071	$(788,256)	$5,571,609

(1)	See further discussion in Note 2—New Accounting Standards and Note 4—Investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash provided from operating activities	$616,520	$739,056

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—matured, called, and repaid	179,793	216,170
Other long-term investments	23	3,046
Total long-term investments sold or matured	179,816	219,216
Acquisition of investments:
Fixed maturities—available for sale	(540,442)	(676,648)
Other long-term investments	(64,444)	(1,775)
Total investments acquired	(604,886)	(678,423)
Net (increase) decrease in policy loans	(8,279)	(8,089)
Net (increase) decrease in short-term investments	58,527	(22,347)
Additions to property and equipment	(18,735)	(8,080)
Sale of other assets	17	18
Investment in low-income housing interests	(15,701)	(8,875)
Cash provided from (used for) investing activities	(409,241)	(506,580)

Cash provided from (used for) financing activities:
Issuance of common stock	21,352	27,970
Cash dividends paid to shareholders	(35,406)	(34,093)
Repayment of debt	(21,875)	(625)
Net borrowing (repayment) of commercial paper	50,213	40,546
Acquisition of treasury stock	(206,589)	(203,756)
Net receipts (payments) from deposit-type product	(58,662)	(44,294)
Cash provided from (used for) financing activities	(250,967)	(214,252)

Effect of foreign exchange rate changes on cash	7,355	3,265
Net increase (decrease) in cash	(36,333)	21,489
Cash at beginning of year	118,563	76,163
Cash at end of period	$82,230	$97,652

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies
Basis of Presentation: The accompanying condensed consolidated financial statements of Torchmark Corporation (Torchmark or alternatively, the Company) have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2018, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2018 and 2017. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 26, 2018.
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
On January 1, 2018, the Company adopted this standard on a modified retrospective basis for two types of investments: equity securities and limited partnerships. The adoption resulted in a $4.9 million after tax positive adjustment to the opening balance of retained earnings. Subsequent to the adoption, the Company elected to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations. As of June 30, 2018, the fair value balance of the limited partnerships were $108 million. See Note 4—Investments for further discussion.
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
ASU 2017-07: In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance was issued to simplify the reporting of pension costs by disaggregating the service-cost component from the other components of net benefit costs and reporting it separately on the income statement. The service-cost component is the only component of net benefit cost that will be eligible for capitalization. The guidance became effective on January 1, 2018 with a retrospective transition method for separation of net benefit costs and a prospective transition method for the capitalization of service costs. The Company will record approximately $3.5 million in additional expense to the 2018 Condensed Consolidated Statements of Operations due to the elimination of the ability to capitalize a portion of the benefit costs. For the six months ended June 30, 2018, the Company recorded $1.6 million in additional expense.

                                 TMK 2018 FORM 10-Q QTR 2

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
Accounting Pronouncements Not Yet Adopted
ASU 2016-02/ASU 2018-11: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), with clarification guidance issued in July 2018. The guidance requires lessees to record a right-of-use asset and corresponding lease liability on the balance sheet for all operating leases that do not qualify for the practical expedients allowed for in this standard. Additional qualitative and quantitative disclosures will be required. This standard will become effective for the Company beginning January 1, 2019. The Company plans to adopt the transition method allowed for under ASU 2018-11 and will not restate comparative periods upon adoption. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on the financial statements. Refer to Note 15—Commitments and Contingencies of the 2017 10-K for consideration of the noncancelable operating lease commitments. The Company is not a lessor.
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

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2018 and 2017.

Components of Accumulated Other Comprehensive Income

	Three Months Ended June 30, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2017	$832,057	$(7,182)	$8,753	$(110,763)	$722,865
Other comprehensive income (loss) before reclassifications, net of tax	257,595	(473)	2,149	—	259,271
Reclassifications, net of tax	403	—	—	2,021	2,424
Other comprehensive income (loss)	257,998	(473)	2,149	2,021	261,695
Balance at June 30, 2017	$1,090,055	$(7,655)	$10,902	$(108,742)	$984,560

	Three Months Ended June 30, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2018	$1,082,896	$(8,191)	$15,279	$(149,785)	$940,199
Other comprehensive income (loss) before reclassifications, net of tax	(329,619)	1,612	(4,914)	—	(332,921)
Reclassifications, net of tax	(6,763)	—	—	2,984	(3,779)
Other comprehensive income (loss)	(336,382)	1,612	(4,914)	2,984	(336,700)
Balance at June 30, 2018	$746,514	$(6,579)	$10,365	$(146,801)	$603,499

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except, per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

	Six Months Ended June 30, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2017	$692,314	$(6,682)	$4,967	$(113,025)	$577,574
Other comprehensive income (loss) before reclassifications, net of tax	398,295	(973)	5,935	241	403,498
Reclassifications, net of tax	(554)	—	—	4,042	3,488
Other comprehensive income (loss)	397,741	(973)	5,935	4,283	406,986
Balance at June 30, 2017	$1,090,055	$(7,655)	$10,902	$(108,742)	$984,560

	Six Months Ended June 30, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2018	$1,569,289	$(8,547)	$16,302	$(152,770)	$1,424,274
Other comprehensive income (loss) before reclassifications, net of tax	(815,462)	1,968	(5,937)	—	(819,431)
Reclassifications, net of tax	(7,313)	—	—	5,969	(1,344)
Other comprehensive income (loss)	(822,775)	1,968	(5,937)	5,969	(820,775)
Balance at June 30, 2018	$746,514	$(6,579)	$10,365	$(146,801)	$603,499

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except, per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2018 and 2017.
Reclassification Adjustments

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statement of Operations
	2018	2017	2018	2017
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(9,431)	$681	$(10,817)	$(354)	Realized investment gains (losses)
Amortization of (discount) premium	870	(61)	1,560	(498)	Net investment income
Total before tax	(8,561)	620	(9,257)	(852)
Tax	1,798	(217)	1,944	298	Income taxes
Total after tax	(6,763)	403	(7,313)	(554)
Pension adjustments:
Amortization of prior service cost	119	119	238	238	Other operating expense
Amortization of actuarial gain (loss)	3,659	2,990	7,318	5,980	Other operating expense
Total before tax	3,778	3,109	7,556	6,218
Tax	(794)	(1,088)	(1,587)	(2,176)	Income taxes
Total after tax	2,984	2,021	5,969	4,042
Total reclassifications (after tax)	$(3,779)	$2,424	$(1,344)	$3,488

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments
Portfolio Composition:
A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,021	$2,266	$(4,383)	$387,904	2
States, municipalities, and political subdivisions	1,232,142	103,365	(281)	1,335,226	9
Foreign governments	19,609	1,705	—	21,314	—
Corporates, by sector:
Financial	3,372,221	269,494	(51,445)	3,590,270	22
Utilities	1,947,899	255,504	(12,164)	2,191,239	14
Energy	1,619,674	133,584	(40,101)	1,713,157	11
Other corporate sectors	6,183,619	362,020	(146,563)	6,399,076	39
Total corporates	13,123,413	1,020,602	(250,273)	13,893,742	86
Collateralized debt obligations	58,582	23,437	(5,823)	76,196	—
Other asset-backed securities	150,843	2,386	(429)	152,800	1
Redeemable preferred stocks, by sector:
Financial	347,014	45,481	(4,518)	387,977	2
Utilities	28,528	1,360	(356)	29,532	—
Total redeemable preferred stocks	375,542	46,841	(4,874)	417,509	2
Total fixed maturities	$15,350,152	$1,200,602	$(266,063)	$16,284,691	100

(1)	Amounts reported on the balance sheet.

(2)	At fair value.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

	December 31, 2017
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

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2018 is shown below on an amortized cost basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	June 30, 2018
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$80,564	$81,901
Due after one year through five years	732,395	757,040
Due after five years through ten years	1,611,476	1,745,491
Due after ten years through twenty years	5,051,297	5,607,509
Due after twenty years	7,664,183	7,862,890
Mortgage-backed and asset-backed securities	210,237	229,860
	$15,350,152	$16,284,691

There were no sales of fixed maturities available for sale as of June 30, 2018 or 2017.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Fair Value Measurements: The following tables represents the fair value of fixed maturities available for sale measured on a recurring basis at June 30, 2018 and December 31, 2017.

	Fair Value Measurements at June 30, 2018 using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$387,904	$—	$387,904
States, municipalities, and political subdivisions	—	1,335,226	—	1,335,226
Foreign governments	—	21,314	—	21,314
Corporates, by sector:
Financial	—	3,529,651	60,619	3,590,270
Utilities	—	2,044,141	147,098	2,191,239
Energy	—	1,673,305	39,852	1,713,157
Other corporate sectors	—	6,069,835	329,241	6,399,076
Total corporates	—	13,316,932	576,810	13,893,742
Collateralized debt obligations	—	—	76,196	76,196
Other asset-backed securities	—	139,647	13,153	152,800
Redeemable preferred stocks, by sector:
Financial	—	387,977	—	387,977
Utilities	—	29,532	—	29,532
Total redeemable preferred stocks	—	417,509	—	417,509
Total fixed maturities	$—	$15,618,532	$666,159	$16,284,691
Percent of total	—%	95.9%	4.1%	100.0%

                                 TMK 2018 FORM 10-Q QTR 2

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

The following tables represent an analysis of changes in fair value measurements using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017.
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Six Months Ended June 30, 2018
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2018	$14,049	$71,581	$582,810	$668,440
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	(697)	5,183	(19,611)	(15,125)
Acquisitions	—	—	20,300	20,300
Sales	—	—	—	—
Amortization	—	2,389	8	2,397
Other(2)	(199)	(2,957)	(6,697)	(9,853)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at June 30, 2018	$13,153	$76,196	$576,810	$666,159
Percent of total fixed maturities	0.1%	0.5%	3.5%	4.1%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

                                 TMK 2018 FORM 10-Q QTR 2

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

The following table presents transfers in and out of each of the valuation levels of fair values.

	Six Months Ended June 30,
	2018			2017
	In	Out	Net	In	Out	Net
Level 1		$—	$—	$4	$(597)	$(593)
Level 2	—	—	—	597	(4)	593
Level 3	—	—	—	—	—	—

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Fair Value Option:

As discussed in Note 2—New Accounting Standards, the Company elected the fair value option in the first quarter of 2018, subsequent to the adoption of ASU 2016-01, to record its investment in certain limited partnerships at fair value with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations in accordance with ASC 825. Distributions received on a semi-annual basis are recorded in Net Investment Income. The limited partnerships are recorded in Other Long-Term Investments on the Condensed Consolidated Balance Sheets.

The following table represents the fair value of investments elected for the fair value option method measured on a recurring basis at June 30, 2018, and the changes in fair value for the six months ended June 30, 2018.

	Fair Value Measurements at June 30, 2018				Changes in Fair Values for the Period for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Net Gains and Losses Recognized During the Period	Less Net Gains and Losses Recognized due to Sales	Total Changes in Fair Values Included in Current-Period Earnings
Limited partnerships	$—	$108,452	$—	$108,452	$2,861	$—	$2,861

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

For the three and six months ended June 30, 2018, the Company concluded that there were no other-than-temporary impairments. For the comparable period in 2017, the Company recorded $245 thousand ($159 thousand, net of tax) in OTTI.

Unrealized Loss Analysis:

The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of June 30, 2018	489	99	588
As of December 31, 2017	92	102	194

Torchmark’s entire fixed maturity portfolio consisted of 1,532 issues at June 30, 2018 and 1,502 issues at December 31, 2017. The weighted average quality rating of all unrealized loss positions as of June 30, 2018 was BBB+ compared with BBB- as of December 31, 2017.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at June 30, 2018 and December 31, 2017 for the respective periods of time in a loss position. Torchmark considers these investments to be only temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At June 30, 2018

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$172,110	$(3,061)	$38,389	$(1,322)	$210,499	$(4,383)
States, municipalities and political subdivisions	35,311	(268)	1,190	(13)	36,501	(281)
Corporates, by sector:
Financial	816,233	(29,495)	53,487	(3,995)	869,720	(33,490)
Utilities	292,562	(10,578)	31,417	(1,501)	323,979	(12,079)
Energy	221,851	(10,100)	49,555	(7,078)	271,406	(17,178)
Other corporate sectors	2,462,504	(109,374)	154,756	(19,286)	2,617,260	(128,660)
Total corporates	3,793,150	(159,547)	289,215	(31,860)	4,082,365	(191,407)
Other asset-backed securities	36,920	(429)	—	—	36,920	(429)
Redeemable preferred stocks, by sector:
Financial	10,127	(680)	—	—	10,127	(680)
Utilities	—	—	5,667	(356)	5,667	(356)
Total redeemable preferred stocks	10,127	(680)	5,667	(356)	15,794	(1,036)
Total investment grade securities	4,047,618	(163,985)	334,461	(33,551)	4,382,079	(197,536)

Below investment grade securities:
Corporates, by sector:
Financial	26,070	(4,704)	61,706	(13,251)	87,776	(17,955)
Utilities	15,098	(85)	—	—	15,098	(85)
Energy	26,166	(1,010)	67,777	(21,913)	93,943	(22,923)
Other corporate sectors	78,721	(7,108)	52,397	(10,795)	131,118	(17,903)
Total corporates	146,055	(12,907)	181,880	(45,959)	327,935	(58,866)
Collateralized debt obligations	—	—	14,177	(5,823)	14,177	(5,823)
Redeemable preferred stocks, by sector:
Financial	—	—	23,252	(3,838)	23,252	(3,838)
Total redeemable preferred stocks	—	—	23,252	(3,838)	23,252	(3,838)
Total below investment grade securities	146,055	(12,907)	219,309	(55,620)	365,364	(68,527)
Total fixed maturities	$4,193,673	$(176,892)	$553,770	$(89,171)	$4,747,443	$(266,063)

                                 TMK 2018 FORM 10-Q QTR 2

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

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 5—Income Taxes

In 2017, the newly enacted tax legislation revised the corporate income tax rate from 35% to 21% effective January 1, 2018. The change in tax rates was the primary reason for the difference in the Company’s effective tax rate as compared with the prior year periods.

The effective income tax rate differed from the expected rate for the three and six month periods ended June 30, 2018 and 2017 as shown below:

	Three Months Ended June 30,
	2018	%	2017	%
Expected income taxes	$47,641	21.0	$70,674	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(3,324)	(1.5)	(4,649)	(2.3)
Share-based awards	(2,055)	(0.9)	(4,018)	(2.0)
Other	209	0.1	(444)	(0.2)
Income tax expense (benefit) from continuing operations	$42,471	18.7	$61,563	30.5

	Six Months Ended June 30,
	2018	%	2017	%
Expected income taxes	$92,338	21.0	$137,783	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(6,649)	(1.5)	(9,298)	(2.4)
Share-based awards	(4,254)	(1.0)	(9,439)	(2.4)
Other	167	—	(2,920)	(0.7)
Income tax expense (benefit) from continuing operations	$81,602	18.5	$116,126	29.5

As of December 31, 2017, the Company recorded $877 million of tax benefits in net income as a result of remeasuring its deferred tax assets and liabilities using the lower corporate tax rate as of the legislation’s enactment date. The Company was able to determine that the adjustment recorded in 2017 was a reasonable estimate of the impact of the tax legislation in accordance with SAB 118. The guidance allows companies up to one year to finalize the impact. The Company did not make any adjustments to this estimate for the period ended June 30, 2018. However, the Company will continue to analyze relevant information to complete the accounting for income taxes and expects to complete the process in the fourth quarter of 2018.

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

On February 1, 2018, putative class action litigation was filed against American Income Life Insurance Company in U.S. District Court for the Northern District of Texas, Dallas Division (Bruce v. American Income Life Insurance Company, et al., Case No. 3:18-cv-00258-G). The plaintiff, a former insurance sales agent of American Income who is suing on

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 6—Commitments and Contingencies (continued)

behalf of all current and former American Income sales agents contracted through State General Agent Stephen Jubrey’s agency office at any time since January 31, 2015 through the final disposition of this matter, asserts that such agents are employees rather than independent contractors as they are classified by American Income. He alleges failure to pay minimum wages, overtime wages and other applicable monies in accordance with the Fair Labor Standards Act. The plaintiff seeks, in a jury trial, actual and punitive damages, pre- and post-judgment interest, attorney fees, costs and other relief, including injunctive relief. On February 27, 2018, the Company filed a motion to compel arbitration of this matter and on July 27, 2018, the Court granted the Company’s motion.

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

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$146,865	$143,128
Incurred related to:
Current year	269,574	264,648
Prior years	(5,708)	(8,364)
Total incurred	263,866	256,284
Paid related to:
Current year	171,199	164,271
Prior years	99,054	94,676
Total paid	270,253	258,947
Balance at end of period	$140,478	$140,465

Below is the reconciliation of the liability for "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	June 30, 2018	December 31, 2017
Policy claims and other benefits payable:
Life insurance	$188,991	$186,429
Health insurance	140,478	146,865
Total	$329,469	$333,294

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits
The following tables present a summary of post-retirement benefit costs by component for the three and six month periods ended June 30, 2018 and 2017.
Components of Post-Retirement Benefit Costs

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$5,277	$4,484	$—	$—
Interest cost	5,493	5,551	228	250
Expected return on assets	(6,363)	(5,898)	—	—
Amortization:
Prior service cost	119	119	—	—
Actuarial (gain) loss	3,636	2,952	23	38
Direct recognition of expense	—	—	85	116
Net periodic benefit cost	$8,162	$7,208	$336	$404

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$10,554	$8,971	$—	$—
Interest cost	10,986	11,101	456	500
Expected return on assets	(12,726)	(11,797)	—	—
Amortization:
Prior service cost	238	238	—	—
Actuarial (gain)/loss	7,272	5,903	46	77
Direct recognition of expense	—	—	225	212
Net periodic benefit cost	$16,324	$14,416	$727	$789

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefit Plans (continued)

The following tables present the assets of Torchmark’s defined benefit pension plans at June 30, 2018 and December 31, 2017.
Pension Assets by Component at June 30, 2018

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$	$46,501	$	$46,501	12
Utilities		40,032		40,032	10
Energy		23,551		23,551	6
Other corporates		67,960		67,960	17
Total corporate bonds	—	178,044	—	178,044	45
Exchange traded fund(1)	168,743			168,743	43
Other bonds		245		245	—
Other long-term investments		3,998		3,998	1
Guaranteed annuity contract(2)		21,427		21,427	5
Short-term investments	18,660			18,660	5
Other	1,866			1,866	1
Grand Total	$189,269	$203,714	$—	$392,983	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.
Pension Assets by Component at December 31, 2017

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$	$43,451	$	$43,451	12
Utilities		46,144		46,144	12
Energy		25,023		25,023	7
Other corporates		65,888		65,888	17
Total corporate bonds	—	180,506	—	180,506	48
Exchange traded fund(1)	164,351			164,351	43
Other bonds		256		256	—
Other long-term investments		2,304		2,304	1
Guaranteed annuity contract(2)		21,202		21,202	6
Short-term investments	3,984			3,984	1
Other	5,021			5,021	1
Grand Total	$173,356	$204,268	$—	$377,624	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefit Plans (continued)

The following table presents liabilities for the defined-benefit pension plans at June 30, 2018 and December 31, 2017.
Pension Liability

	June 30, 2018	December 31, 2017
Funded defined benefit pension	$509,965	$518,141
SERPs(1)	85,382	84,465
Pension Benefit Obligation	$595,347	$602,606

(1)	Supplemental executive retirement plan (SERP).

The following table includes information regarding the SERPs at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Premiums paid for insurance coverage	$1,047	$2,050

Total investments:
Company owned life insurance	$41,872	$40,273
Exchange traded funds	55,051	55,442
	$96,923	$95,715

Liability:
Active plan	$82,862	$81,457
Closed plan	2,520	3,008
	$85,382	$84,465

Note 9—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	113,350,175	116,646,669	113,762,340	117,205,467
Weighted average dilutive options outstanding	2,301,237	2,449,882	2,434,633	2,554,158
Diluted weighted average shares outstanding	115,651,412	119,096,551	116,196,973	119,759,625
Antidilutive shares	1,381,686	1,444,280	960,753	1,037,328

                                 TMK 2018 FORM 10-Q QTR 2

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
Torchmark’s management prefers to evaluate the performance of its underwriting and investment activities separately, rather than allocating investment income to the underwriting results. As such, the investment function is presented as a stand-alone segment. The investment segment includes the management of the investment portfolio, debt, and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the required interest on net policy liabilities and financing costs. Financing costs include the interest on Torchmark’s debt. Other income and insurance administrative expense are classified in a separate Corporate and other segment.
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

Since Torchmark does not actively trade investments, realized gains and losses from the disposition and write down of investments are generally incidental to operations and are not considered a material factor in insurance pricing or product profitability. While from time to time these realized gains and losses could be significant to net income in the period in which they occur, they generally have a limited effect on the yield of the total investment portfolio. Further, the disposals have little effect on the size of the portfolio as the proceeds of the disposals are reinvested in the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from Torchmark’s operating segments.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

Torchmark accounts for its stock options and restricted stock under current accounting guidance requiring stock options and stock grants to be expensed based on fair value at the time of grant. Management considers stock compensation expense to be an expense of the Parent Company. Therefore, stock compensation expense is treated as a corporate expense in Torchmark’s segment analysis. The following tables set forth a reconciliation of Torchmark’s revenues and operations by segment to its pre-tax income and each significant line item in its Condensed Consolidated Statements of Operations.
Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$602,534	$251,440	$5					$853,979
Net investment income				$218,568				218,568
Other income					$441	$(25)	(2)	416
Total revenue	602,534	251,440	5	218,568	441	(25)		1,072,963
Expenses:
Policy benefits	399,334	160,461	8,582					568,377
Required interest on reserves	(158,101)	(20,726)	(11,885)	190,712				—
Required interest on DAC	48,275	6,079	150	(54,504)				—
Amortization of acquisition costs	104,599	23,892	586					129,077
Commissions, premium taxes, and non-deferred acquisition costs	47,250	22,196	6			(25)	(2)	69,427
Insurance administrative expense(1)					55,276			55,276
Parent expense					2,847			2,847
Stock-based compensation expense					10,497			10,497
Interest expense				22,411				22,411
Total expenses	441,357	191,902	(2,561)	158,619	68,620	(25)		857,912
Subtotal	161,177	59,538	2,566	59,949	(68,179)	—		215,051
Non-operating items						—		—
Measure of segment profitability (pretax)	$161,177	$59,538	$2,566	$59,949	$(68,179)	$—		215,051
Deduct applicable income taxes								(39,991)
Net operating income								175,060
Add back income taxes applicable to segment profitability								39,991
Add (deduct) realized investment gains (losses)								11,813
Income before income taxes per Condensed Consolidated Statement of Operations								$226,864

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Three Months Ended June 30, 2017
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$573,836	$242,775	$3					$816,614
Net investment income				$212,776				212,776
Other income					$427	$(34)	(2)	393
Total revenue	573,836	242,775	3	212,776	427	(34)		1,029,783
Expenses:
Policy benefits	388,765	156,579	8,977			2,094	(3)	556,415
Required interest on reserves	(150,652)	(19,267)	(12,394)	182,313				—
Required interest on DAC	46,213	5,840	174	(52,227)				—
Amortization of acquisition costs	98,473	23,016	632					122,121
Commissions, premium taxes, and non-deferred acquisition costs	43,708	21,351	7			(34)	(2)	65,032
Insurance administrative expense(1)					51,412			51,412
Parent expense					2,665			2,665
Stock-based compensation expense					8,351			8,351
Interest expense				21,156				21,156
Total expenses	426,507	187,519	(2,604)	151,242	62,428	2,060		827,152
Subtotal	147,329	55,256	2,607	61,534	(62,001)	(2,094)		202,631
Non-operating items						2,094	(3)	2,094
Measure of segment profitability (pretax)	$147,329	$55,256	$2,607	$61,534	$(62,001)	$—		204,725
Deduct applicable income taxes								(62,543)
Net operating income								142,182
Add back income taxes applicable to segment profitability								62,543
Add (deduct) realized investment gains (losses)								(705)
Add (deduct) administrative settlements(3)								(2,094)
Income before income taxes per Condensed Consolidated Statement of Operations								$201,926

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)	Administrative settlements.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Six Months Ended June 30, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,200,837	$503,238	$10					$1,704,085
Net investment income				$436,652				436,652
Other income					$764	$(53)	(2)	711
Total revenue	1,200,837	503,238	10	436,652	764	(53)		2,141,448
Expenses:
Policy benefits	799,915	321,080	17,271					1,138,266
Required interest on reserves	(314,315)	(41,130)	(23,902)	379,347				—
Required interest on DAC	96,219	12,092	303	(108,614)				—
Amortization of acquisition costs	208,376	49,149	1,172					258,697
Commissions, premium taxes, and non-deferred acquisition costs	94,644	44,461	14			(53)	(2)	139,066
Insurance administrative expense(1)					110,748			110,748
Parent expense					5,139			5,139
Stock-based compensation expense					19,557			19,557
Interest expense				44,033				44,033
Total expenses	884,839	385,652	(5,142)	314,766	135,444	(53)		1,715,506
Subtotal	315,998	117,586	5,152	121,886	(134,680)	—		425,942
Non-operating items						—		—
Measure of segment profitability (pretax)	$315,998	$117,586	$5,152	$121,886	$(134,680)	$—		425,942
Deduct applicable income taxes								(78,712)
Net operating income								347,230
Add back income taxes applicable to segment profitability								78,712
Add (deduct) realized investment gains (losses)								13,764
Income before income taxes per Condensed Consolidated Statements of Operations								$439,706

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

                                 TMK 2018 FORM 10-Q QTR 2

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Business Segments (continued)

	Six Months Ended June 30, 2017
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,149,673	$487,566	$6					$1,637,245
Net investment income				$421,058				421,058
Other income					$878	$(69)	(2)	809
Total revenue	1,149,673	487,566	6	421,058	878	(69)		2,059,112
Expenses:
Policy benefits	779,844	314,330	17,923			2,094	(3)	1,114,191
Required interest on reserves	(299,477)	(38,242)	(24,812)	362,531				—
Required interest on DAC	92,149	11,649	352	(104,150)				—
Amortization of acquisition costs	198,378	48,343	1,308					248,029
Commissions, premium taxes, and non-deferred acquisition costs	87,346	42,853	18			(69)	(2)	130,148
Insurance administrative expense(1)					103,325			103,325
Parent expense					4,898			4,898
Stock-based compensation expense					16,546			16,546
Interest expense				41,855				41,855
Total expenses	858,240	378,933	(5,211)	300,236	124,769	2,025		1,658,992
Subtotal	291,433	108,633	5,217	120,822	(123,891)	(2,094)		400,120
Non-operating items						2,094	(3)	2,094
Measure of segment profitability (pretax)	$291,433	$108,633	$5,217	$120,822	$(123,891)	$—		402,214
Deduct applicable income taxes								(121,361)
Net operating income								280,853
Add back income taxes applicable to segment profitability								121,361
Add (deduct) realized investment gains (losses)								(6,453)
Add (deduct) administrative settlements(3)								(2,094)
Income before income taxes per Condensed Consolidated Statements of Operations								$393,667

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)	Administrative settlements.

                                 TMK 2018 FORM 10-Q QTR 2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

How Torchmark Views Its Operations: Torchmark is the holding company for a group of insurance companies which primarily market individual life and supplemental health insurance to middle income households throughout the United States. We view our operations by segments, which are the insurance product lines of life, health, and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment.

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

The tables in Note 10—Business Segments reconcile Torchmark’s revenues and expenses by segment to its major income statement line items.

                                 TMK 2018 FORM 10-Q QTR 2

Current Highlights, comparing the first six months of 2018 with the first six months of 2017.

•	Net income as a return on equity (ROE) was 12.2%(1) and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio was 14.6%(2).

•
Total premium increased 4% over the prior year to $1.7 billion. Life premium increased 4% over the prior year to $1.2 billion. Life underwriting margin increased 8% from $291 million in 2017 to $316 million in 2018.

•	Through June 30, 2018, the Company repurchased 2 million shares at a total cost of $174 million for an average share price of $85.41.

The following represents net income and net operating income for the six months ended June 30, 2018 and 2017.

NET INCOME
(Dollar amounts in thousands)
$358,025
2018[1]
$273,814
2017

NET OPERATING INCOME
(Dollar amounts in thousands)
$347,230
2018[1]
$280,853
2017

(1)
In 2017, new tax legislation revised the corporate income tax rate from 35% to 21% effective January 1, 2018. See Note 5—Income Taxes for further discussion. In 2018, income tax expense was calculated based on the 21% rate as compared with a 35% rate for 2017.

(2)
Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the unrealized gains or losses which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio.

Summary of Operations. Net income increased 31% to $358 million from $274 million. This increase was primarily related to the tax reform enacted in 2017 which reduced corporate income tax rates. Included in net income were after-tax realized gains of $11 million in 2018, compared with realized after-tax losses of $2 million for the same period in 2017. On a diluted per common share basis, net income per common share for the six months ended June 30, 2018 increased 34% from $2.29 to $3.08. The per share results have exceeded the growth in dollar amounts due to our share repurchase program. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.
Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. See Note 10—Business Segments for a discussion of the usefulness and purpose of this measure. Net operating income increased 24% or $66 million to $347 million for the six months ended June 30, 2018 compared with $281 million for the same 2017 period.

                                 TMK 2018 FORM 10-Q QTR 2

Torchmark's operations on a segment-by-segment basis are discussed in depth below. The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017	Change	%
Life insurance underwriting margin	$315,998	$291,433	$24,565	8
Health insurance underwriting margin	117,586	108,633	8,953	8
Annuity underwriting margin	5,152	5,217	(65)	(1)
Excess investment income	121,886	120,822	1,064	1
Other insurance:
Other income	764	878	(114)	(13)
Administrative expense	(110,748)	(103,325)	(7,423)	7
Corporate and other	(24,696)	(21,444)	(3,252)	15
Pre-tax total	425,942	402,214	23,728	6
Applicable taxes	(78,712)	(121,361)	42,649	(35)
Net operating income	347,230	280,853	66,377	24
Reconciling items, net of tax:
Realized gains (losses)	10,874	(1,951)	12,825
Part D adjustment - discontinued operations	(79)	(3,727)	3,648
Administrative settlements	—	(1,361)	1,361
Net income	$358,025	$273,814	$84,211	31
Total premium income rose 4% for the six months ended June 30, 2018 to $1.7 billion. Total net sales increased 2% to $289 million, when compared with the same period in 2017. First-year collected premium was $232 million for the 2018 period, compared with $225 million for the 2017 period.
Life insurance premium income increased 4% to $1.2 billion over the prior year total of $1.1 billion. Life net sales fell 1% to $213 million for the six month period of 2018. First-year collected life premium rose 1% to $161 million. Life underwriting margins, as a percent of premium, increased to 26% in 2018 from 25% in the prior year period. Underwriting income increased to $316 million for the first six months of 2018, 8% over the same period in 2017.
Health insurance premium income increased 3% to $503 million over the prior year total of $488 million. Health net sales rose 9% to $77 million for the six month period of 2018. First-year collected health premium rose 8% to $71 million. Health underwriting margins, as a percent of premium, increased to 23% in 2018 from 22% in the prior year period. Underwriting income increased to $118 million for the first six months of 2018, 8% over the same period in 2017.
Excess investment income, the measure of profitability of our investment segment, increased 1% during the first six months of 2018 to $122 million from $121 million in the same period in 2017. Growth in excess investment income continues to be impeded by investing at yields lower than the yield on dispositions and the average yield. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 4% in 2018 to $1.05 from $1.01 in the same period last year.
Insurance administrative expenses were up 7.2% in 2018 when compared with the prior year period. These expenses were 6.5% as a percentage of premium during the first six months of 2018 compared with 6.3% a year earlier. The increase in administrative expenses was primarily due to an increase in pension and other employee costs and investments in information technology.

                                 TMK 2018 FORM 10-Q QTR 2

Share Repurchases. We have an on-going share repurchase program which began in 1986 that is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on [ August 7, 2018.] With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent Company with excess cash flow. Excess cash flow is primarily made up of cash received from the insurance subsidiaries less dividends paid to shareholders and interest paid on our debt. See further discussion in the Capital Resources section below. Share purchases are also made with the proceeds from option exercises by current and former employees in order to reduce dilution. The following chart summarizes share purchases for the six month periods ended June 30, 2018 and 2017.

Analysis of Share Purchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2018			2017
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	2,042	$174,388	$85.41	2,147	$163,216	$76.03
Option exercise proceeds	367	32,201	87.64	528	40,540	76.78
Total	2,409	$206,589	$85.75	2,675	$203,756	$76.18
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow at the Parent Company.

A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first six months of 2018 with the first six months of 2017. Life insurance is our predominant segment, representing 70% of premium income and 72% of insurance underwriting margin in the first six months of 2018. In addition, investments supporting the reserves for life business generate the majority of investment income attributable to the investment segment.

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

                                 TMK 2018 FORM 10-Q QTR 2

The following table presents the summary of results for life insurance.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,200,837	100	$1,149,673	100	$51,164	4

Policy obligations	799,915	67	779,844	68	20,071	3
Required interest on reserves	(314,315)	(26)	(299,477)	(26)	(14,838)	5
Net policy obligations	485,600	41	480,367	42	5,233	1
Commissions, premium taxes, and non-deferred acquisition expenses	94,644	8	87,346	8	7,298	8
Amortization of acquisition costs	304,595	25	290,527	25	14,068	5
Total expense	884,839	74	858,240	75	26,599	3
Insurance underwriting margin before other income and administrative expenses	$315,998	26	$291,433	25	$24,565	8

The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$532,188	44	$488,469	42	$43,719	9
Globe Life Direct Response	420,832	35	413,782	36	7,050	2
Liberty National Exclusive Agency	139,017	12	137,076	12	1,941	1
Other Agencies	108,800	9	110,346	10	(1,546)	(1)
Total	$1,200,837	100	$1,149,673	100	$51,164	4

Annualized life premium in force was $2.4 billion at June 30, 2018, an increase of 4% over $2.3 billion a year earlier.

                                 TMK 2018 FORM 10-Q QTR 2

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance Net Sales by Distribution Channel (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$114,771	54	$110,151	52	$4,620	4
Globe Life Direct Response	67,223	32	75,725	35	(8,502)	(11)
Liberty National Exclusive Agency	24,230	11	22,713	11	1,517	7
Other Agencies	6,336	3	5,149	2	1,187	23
Total	$212,560	100	$213,738	100	$(1,178)	(1)

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium by Distribution Channel (Dollar amounts in thousands)
	Six Months Ended June 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$95,592	59	$89,723	56	$5,869	7
Globe Life Direct Response	42,573	27	48,838	31	(6,265)	(13)
Liberty National Exclusive Agency	17,933	11	16,163	10	1,770	11
Other Agencies	4,713	3	5,016	3	(303)	(6)
Total	$160,811	100	$159,740	100	$1,071	1

The American Income Exclusive Agency has historically marketed primarily to members of labor unions. While labor unions are still the core market for this agency, American Income has diversified in recent years by focusing heavily on other affinity groups, third party internet vendor leads, and referrals to help ensure sustainable growth. This agency is Torchmark’s largest contributor to life premium at 44% of Torchmark’s 2018 year-to-date total. This agency produced premium income during the first six months of $532 million, an increase of 9% over the comparable prior year period of $488 million. First-year collected premium was $96 million, an increase of 7%. Net sales increased 4% to $115 million in 2018 over the 2017 total of $110 million. Over the long-term, sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average agent count increased 1% to 6,922 for the six months ended June 30, 2018, compared with 6,861 for the same period in 2017. As is the case with all Torchmark agencies, the average agent count is based on the actual count at the end of each week during the period.
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

                                 TMK 2018 FORM 10-Q QTR 2

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
Globe Life Direct Response’s life premium income rose 2% to $421 million, representing 35% of Torchmark’s total life premium in the first six months of 2018. Net sales for this group decreased 11% due to operational changes designed to maximize profitability on new business. We expect the decline in sales to moderate over the remainder of 2018. First-year collected premium decreased 13% to $43 million. The underwriting margin, as a percent of premium, was 16.5%, up from 14.2% in the six months ended June 30, 2017. This increase was primarily attributable to favorable claims in the first six months compared to higher-than-normal winter claims in the same period in 2017.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $139 million in the first six months of 2018 compared with $137 million for the same period in 2017. Net sales for the Liberty National Agency increased 7% to $24 million. The continued increases in net sales reflect changes in the structure of the agency that were put in place several years ago. Recent growth in middle management within the agency will help continue this growth. First-year collected premium increased 11% to $18 million. The underwriting margin as a percent of premium was 24%, down from 27% for the six months ended June 30, 2017. The decrease is attributed to the runoff of older business with higher margins and higher acquisition costs related to technology and other investments supporting the growth of new business.
The Liberty National average agent count increased 12% to 2,136 for the six months ended June 30, 2018 compared with 1,912 for the same period in 2017. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, the agency's prospecting training program continues to help improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels primarily include independent agencies selling predominantly life insurance. The Other Agencies contributed $109 million of life premium income, or 9% of Torchmark’s total in the first six months of 2018, but contributed only 3% of net sales for the period.

                                 TMK 2018 FORM 10-Q QTR 2

Health insurance, comparing the first six months of 2018 with the first six months of 2017. Health insurance sold by Torchmark includes Medicare Supplement insurance and limited-benefit plans (e.g. dread disease and critical illness coverage).
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

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$503,238	100	$487,566	100	$15,672	3

Policy obligations	321,080	64	314,330	65	6,750	2
Required interest on reserves	(41,130)	(8)	(38,242)	(8)	(2,888)	8
Net policy obligations	279,950	56	276,088	57	3,862	1
Commissions, premium taxes, and non-deferred acquisition expenses	44,461	9	42,853	9	1,608	4
Amortization of acquisition costs	61,241	12	59,992	12	1,249	2
Total expense	385,652	77	378,933	78	6,719	2
Insurance underwriting margin before other income and administrative expense	$117,586	23	$108,633	22	$8,953	8

                                 TMK 2018 FORM 10-Q QTR 2

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$5,697		$5,883		$(186)	(3)
Medicare Supplement	182,189		177,330		4,859	3
	187,886	37	183,213	38	4,673	3
Family Heritage Agency
Limited-benefit plans	133,854		124,433		9,421	8
Medicare Supplement	—		—		—	—
	133,854	27	124,433	25	9,421	8
Liberty National Exclusive Agency
Limited-benefit plans	73,821		72,158		1,663	2
Medicare Supplement	23,216		27,380		(4,164)	(15)
	97,037	19	99,538	20	(2,501)	(3)
American Income Exclusive Agency
Limited-benefit plans	45,951		43,303		2,648	6
Medicare Supplement	123		138		(15)	(11)
	46,074	9	43,441	9	2,633	6
Direct Response
Limited-benefit plans	239		302		(63)	(21)
Medicare Supplement	38,148		36,639		1,509	4
	38,387	8	36,941	8	1,446	4
Total Health Premium
Limited-benefit plans	259,562	52	246,079	50	13,483	5
Medicare Supplement	243,676	48	241,487	50	2,189	1
	$503,238	100	$487,566	100	$15,672	3

                                 TMK 2018 FORM 10-Q QTR 2

We market supplemental health insurance products through a number of distribution channels. Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$242		$276		$(34)	(12)
Medicare Supplement	27,351		24,142		3,209	13
	27,593	36	24,418	35	3,175	13
Family Heritage Agency
Limited-benefit plans	29,021		27,528		1,493	5
Medicare Supplement	—		—		—	—
	29,021	38	27,528	39	1,493	5
Liberty National Exclusive Agency
Limited-benefit plans	10,254		9,302		952	10
Medicare Supplement	—		—		—	—
	10,254	14	9,302	13	952	10
American Income Exclusive Agency
Limited-benefit plans	7,086		6,572		514	8
Medicare Supplement	—		—		—	—
	7,086	9	6,572	9	514	8
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	2,561		2,585		(24)	(1)
	2,561	3	2,585	4	(24)	(1)
Total Net Sales
Limited-benefit plans	46,603	61	43,678	62	2,925	7
Medicare Supplement	29,912	39	26,727	38	3,185	12
	$76,515	100	$70,405	100	$6,110	9

                                 TMK 2018 FORM 10-Q QTR 2

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$197		$228		$(31)	(14)
Medicare Supplement	29,346		25,812		3,534	14
	29,543	42	26,040	40	3,503	13
Family Heritage Agency
Limited-benefit plans	23,087		21,912		1,175	5
Medicare Supplement	—		—		—	—
	23,087	32	21,912	33	1,175	5
Liberty National Exclusive Agency
Limited-benefit plans	8,696		8,243		453	5
Medicare Supplement	(1)		2		(3)	(150)
	8,695	12	8,245	13	450	5
American Income Exclusive Agency
Limited-benefit plans	7,350		6,842		508	7
Medicare Supplement	—		—		—	—
	7,350	10	6,842	10	508	7
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	2,620		2,689		(69)	(3)
	2,620	4	2,689	4	(69)	(3)
Total First-Year Collected Premium
Limited-benefit plans	39,330	55	37,225	57	2,105	6
Medicare Supplement	31,965	45	28,503	43	3,462	12
	$71,295	100	$65,728	100	$5,567	8

A discussion of health operations by distribution channel follows.
The UA Independent Agency consists of independent agencies appointed with Torchmark who can also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $188 million, representing 37% of Torchmark’s total health premium. Net sales were $28 million, or 36% of Torchmark’s health sales. This agency primarily produces Medicare Supplement insurance, with Medicare Supplement premium income of $182 million. The UA Independent Agency represents approximately 75% of all Torchmark Medicare Supplement premium and 91% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 3%. Net sales of the Medicare Supplement product increased 13% in 2018 primarily as a result of an increase in individual sales. First-year collected health premium rose 13% to $30 million.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. The Family Heritage Agency contributed $29 million in net sales in the first six months of 2018. Health premium income was $134 million for the six month period of 2018, representing 27% of Torchmark’s health premium compared with $124 million or 25% of health premium in the prior year period. The average agent count was 1,020 for the six months ended June 30, 2018 compared with 965 for the same period in 2017, an increase of 6%.

                                 TMK 2018 FORM 10-Q QTR 2

The Liberty National Exclusive Agency represented 19% of all Torchmark health premium income at $97 million in the six months of 2018. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2018, health premium income in the Liberty Agency declined $3 million to $97 million from prior year premium. Liberty’s health premium decline is primarily due to the runoff of a block of discontinued Medicare Supplement policies previously sold by the agency.
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

Operating expenses, comparing the first six months of 2018 with the first six months of 2017. Operating expenses consist of insurance administrative expenses and Parent Company expenses. Also included is stock compensation expense, which is viewed by us as Parent Company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018		2017
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$49,405	2.9	$46,834	2.9
Other employee costs	18,699	1.1	17,236	1.0
Information technology costs	13,688	0.8	12,765	0.8
Legal costs	4,111	0.2	4,021	0.2
Other administrative costs	24,845	1.5	22,469	1.4
Total insurance administrative expenses	110,748	6.5	103,325	6.3

Parent company expense	5,139		4,898
Stock compensation expense	19,557		16,546
Total operating expenses, per Condensed Consolidated Statements of Operations	$135,444		$124,769

Insurance administrative expenses:
Increase (decrease) over prior year	7.2%		6.7%
Total operating expenses:
Increase (decrease) over prior year	8.6%		8.2%

The 7.2% increase in administrative expenses was primarily due to an increase in other employee costs and investments in information technology. The increase in other employee costs was due primarily to higher pension expense driven by lower interest rates.

The increase in information technology costs reflects investments related to customer experience enhancements, data analytics capabilities, systems modernizations, and information security programs.

The increase in stock compensation expense was primarily due to higher expense associated with equity awards, reflecting Torchmark's higher share price as compared with the same period a year ago.

                                 TMK 2018 FORM 10-Q QTR 2

Investments (excess investment income), comparing the first six months of 2018 with the first six months of 2017. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations and is the measure that we use to evaluate the performance of the investment segment as described in Note 10—Business Segments. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $7.3 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per diluted common share of $16.37) after determining that the repurchases provided a greater return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. Because excess investment income per diluted common share incorporates all capital resources, we believe that excess investment income per diluted share is a useful measure to evaluate the investment segment.
The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted common share.
Excess Investment Income
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Net investment income	$436,652	$421,058	$15,594	4
Interest on net insurance policy liabilities:
Interest on reserves	(379,347)	(362,531)	(16,816)	5
Interest on deferred acquisition costs	108,614	104,150	4,464	4
Net required interest	(270,733)	(258,381)	(12,352)	5
Financing costs	(44,033)	(41,855)	(2,178)	5
Excess investment income	$121,886	$120,822	$1,064	1

Excess investment income per diluted share	$1.05	$1.01	$0.04	4

Mean invested assets (at amortized cost)	$16,036,950	$15,185,776	$851,174	6
Average net insurance policy liabilities(1)	9,657,425	9,247,438	409,987	4
Average debt and preferred securities (at amortized cost)	1,518,576	1,498,943	19,633	1

(1)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As indicated in the table above, excess investment income increased 1% compared with the year-ago period, while on a per diluted common share basis, it increased 4% from the year-ago period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted common shares outstanding generally decreases from year to year as result of our share repurchase program.
Net investment income during the six months ending June 30, 2018 is $16 million or 4% greater than the same period last year. Mean invested assets during the first six months of 2018 were 6% higher than they were during the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.58% in the first six months of 2018, compared with 5.70% a year earlier, Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at rates less than the average portfolio yield rate and reinvested the proceeds from dispositions at yield rates less than what we earned on these bonds prior to disposition. As a result, growth in net investment income has been slower than the growth in mean

                                 TMK 2018 FORM 10-Q QTR 2

invested assets in recent years. We currently expect that the average annual turnover of fixed maturity assets during the next five years will not exceed 2% to 3% of the portfolio and that this turnover will not have a material negative impact on investment income.
Should long-term interest rates rise, Torchmark's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 50 to 55 basis points before the net unrealized gains on our fixed maturity portfolio as of June 30, 2018 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability, to hold our fixed maturities to maturity.
Required interest on net insurance policy liabilities is the amount of net investment income considered by management necessary to “fund” net insurance policy liabilities, which is the net of the benefit reserve liability and deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the interest required by the insurance segments. As discussed in Note 10—Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used to discount the benefit reserve liability and to amortize the deferred acquisition costs for our insurance policies in force.
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
Required interest on net insurance policy liabilities increased $12 million or 5% to $271 million, in line with the growth in average net interest-bearing insurance policy liabilities.
Financing costs for the segment primarily consist of interest on our various debt instruments. Interest on our debt increased in the first six months of 2018 to $44 million compared with $42 million for the same period last year. The increase in financing costs was primarily due to higher interest rates on short-term debt.
More information concerning debt can be found in the Capital Resources section of this report.

                                 TMK 2018 FORM 10-Q QTR 2

Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Interest on funded debt	$36,384	$36,714	$(330)	(1)
Interest on term loan	1,487	1,082	405	37
Interest on short-term debt	6,160	4,057	2,103	52
Other	2	2	—	—
Financing costs	$44,033	$41,855	$2,178	5
Realized Gains and Losses, comparing the first six months of 2018 with the first six months of 2017. As discussed in Note 10—Business Segments, our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Since these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.
As discussed in Note 4—Investments, during the first quarter of 2018, the Company elected to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations.
The following table summarizes our tax-effected realized gains (losses) by component.
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2018		2017
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$—	$—	$—	$—
Called or tendered	8,546	0.07	390	—
Write-downs	—	—	(159)	—
Other long-term investments	2,264	0.02	—	—
Other	64	—	(2,182)	(0.02)
Total	$10,874	$0.09	$(1,951)	$(0.02)
1) Written down due to other-than-temporary impairment

Investments (acquisitions), comparing the first six months of 2018 with the first six months of 2017. Torchmark’s investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives; instead, we consider investing in shorter or lower yielding securities taking into consideration the slope of the yield curve and other factors.

                                 TMK 2018 FORM 10-Q QTR 2

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cost of acquisitions:
Investment-grade corporate securities	$391,090	$670,856
Tax-exempt municipal securities	140,644	—
Other investment-grade securities	8,708	5,792
Total fixed maturity acquisitions	$540,442	$676,648

Effective annual yield (one year compounded)(1)	4.70%	4.91%
Average life (in years, to next call)	15.2	21.6
Average life (in years, to maturity)	21.8	22.5
Average rating	A	BBB+

(1)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
Acquisitions in both periods consisted primarily of corporate bonds, with securities spanning a diversified range of issuers, industry sectors, and geographical regions. The average rating was higher during the first six months ended June 30, 2018 due to investing in higher rated tax-exempt municipal bonds. All of the acquired securities were investment grade.
Investments (portfolio composition). The composition of the investment portfolio at book value on June 30, 2018 and December 31, 2017 was as follows:
Invested Assets at June 30, 2018
(Dollar amounts in thousands)

	At June 30, 2018		At December 31, 2017
	Amount	% of Total	Amount	% of Total
Fixed maturities (at amortized cost)	$15,350,152	95	$14,995,101	95
Policy loans	537,808	3	529,529	3
Other long-term investments(1)	172,612	1	107,953	1
Short-term investments	68,544	1	127,071	1
Total	$16,129,116	100	$15,759,654	100

(1)	Includes investments of $108 million as of June 30, 2018 that are carried under the fair value option.

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

                                 TMK 2018 FORM 10-Q QTR 2

Fixed Maturities. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2018 and December 31, 2017.

Fixed Maturities by Sector
At June 30, 2018
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$66,402	$2,485	$(4,704)	$64,183	$1,965,953	$219,399	$(14,899)	$2,170,453	13	13
Banks	27,090	—	(3,838)	23,252	783,807	56,038	(12,034)	827,811	5	5
Other financial	74,956	—	(13,251)	61,705	969,475	39,538	(29,030)	979,983	6	6
Total financial	168,448	2,485	(21,793)	149,140	3,719,235	314,975	(55,963)	3,978,247	24	24
Utilities
Electric	20,183	195	(85)	20,293	1,450,326	222,795	(8,199)	1,664,922	9	11
Gas and water	—	—	—	—	526,101	34,069	(4,321)	555,849	4	3
Total utilities	20,183	195	(85)	20,293	1,976,427	256,864	(12,520)	2,220,771	13	14
Industrial - Energy
Pipelines	40,572	442	(2,062)	38,952	886,155	64,294	(15,013)	935,436	6	6
Exploration and production	28,149	884	(486)	28,547	526,928	51,594	(4,303)	574,219	3	3
Oil field services	33,861	—	(7,522)	26,339	83,707	5,958	(7,522)	82,143	1	1
Refiner	—	—	—	—	73,030	11,694	(410)	84,314	1	1
Driller	49,854	44	(12,853)	37,045	49,854	44	(12,853)	37,045	—	—
Total energy	152,436	1,370	(22,923)	130,883	1,619,674	133,584	(40,101)	1,713,157	11	11
Industrial - Basic materials
Chemicals	—	—	—	—	554,540	14,768	(10,912)	558,396	4	3
Metals and mining	57,424	1,846	(23)	59,247	386,906	46,657	(162)	433,401	2	3
Forestry products and paper	—	—	—	—	111,898	9,020	(823)	120,095	1	1
Total basic materials	57,424	1,846	(23)	59,247	1,053,344	70,445	(11,897)	1,111,892	7	7
Industrial - Consumer, non-cyclical	21,333	—	(5,531)	15,802	1,960,082	90,108	(56,979)	1,993,211	13	12
Other industrials	46,996	1,595	(388)	48,203	1,353,561	91,119	(21,912)	1,422,768	9	9
Industrial - Transportation	26,320	1,033	(718)	26,635	560,442	52,770	(6,691)	606,521	3	3
Other corporate sectors	136,029	2,699	(11,243)	127,485	1,256,190	57,578	(49,084)	1,264,684	8	8
Total corporates	629,169	11,223	(62,704)	577,688	13,498,955	1,067,443	(255,147)	14,311,251	88	88
Other fixed maturities:
Government (U.S., municipal, and foreign)	306	138	—	444	1,640,961	107,282	(4,663)	1,743,580	11	11
Collateralized debt obligations	58,582	23,437	(5,823)	76,196	58,582	23,437	(5,823)	76,196	—	—
Other asset-backed securities	—	—	—	—	150,449	2,353	(429)	152,373	1	1
Mortgage-backed securities(1)	—	—	—	—	1,205	87	(1)	1,291	—	—
Total fixed maturities	$688,057	$34,798	$(68,527)	$654,328	$15,350,152	$1,200,602	$(266,063)	$16,284,691	100	100

(1)	Includes GNMA's.

                                 TMK 2018 FORM 10-Q QTR 2

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

                                 TMK 2018 FORM 10-Q QTR 2

At June 30, 2018, fixed maturities had a fair value of $16.3 billion, compared with $17.0 billion at December 31, 2017. The net unrealized gain position in the fixed-maturity portfolio decreased from $2.0 billion at December 31, 2017 to $935 million at June 30, 2018 due to increases in interest rates during the period. The June 30, 2018 net unrealized gain consisted of gross unrealized gains of $1.2 billion offset by $266 million of gross unrealized losses, compared with the December 31, 2017 net unrealized gain which consisted of a gross unrealized gain of $2.1 billion and a gross unrealized loss of $83 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% of amortized cost and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers; the total fixed maturity portfolio consisted of 610 issuers.
An analysis of the fixed maturity portfolio at June 30, 2018 and December 31, 2017 by a composite quality rating is shown in the table below. The composite quality rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above (It should be noted that the composite quality rating is not a Standard & Poor's credit rating. Standard and Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating.) Included in the chart below are private placement fixed maturity holdings of $604 million at amortized cost ($604 million at fair value). The ratings for these holdings were assigned by the third party managers of those securities.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	June 30, 2018
	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$701,471	5	$715,418	4
AA	1,147,404	7	1,218,259	8
A	4,269,153	28	4,784,147	29
BBB+	3,296,542	22	3,464,841	21
BBB	3,527,859	23	3,678,016	23
BBB-	1,719,666	11	1,769,682	11
Investment grade	14,662,095	96	15,630,363	96
Below investment grade:
BB	379,853	2	359,179	2
B	175,023	1	147,651	1
Below B	133,181	1	147,498	1
Below investment grade	688,057	4	654,328	4
	$15,350,152	100	$16,284,691	100

                                 TMK 2018 FORM 10-Q QTR 2

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

Of the $15.4 billion of fixed maturities at amortized cost as of June 30, 2018, $14.7 billion or 96% were investment grade with an average rating of A-. Below-investment-grade bonds were $688 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 14% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of June 30, 2018. Overall, the total portfolio was rated BBB+ based on amortized cost, the same as at the end of 2017.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first six months of 2018 is as follows:

Below-Investment-Grade Bonds
(Dollar amounts in thousands)

Balance as of December 31, 2017	$702,256
Downgrades by rating agencies	—
Upgrades by rating agencies	—
Disposals	(16,108)
Amortization and other	1,909
Balance as of June 30, 2018	$688,057

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

                                 TMK 2018 FORM 10-Q QTR 2

Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	At
	June 30, 2018	December 31, 2017	June 30, 2017
Average annual effective yield(1)	5.56%	5.60%	5.68%
Average life, in years, to:
Next call(2)	17.1	17.5	17.4
Maturity(2)	18.8	19.1	19.2
Effective duration to:
Next call(2)(3)	10.3	10.8	10.6
Maturity(2)(3)	11.0	11.5	11.4

(1)	Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

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
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from the insurance subsidiaries noted above. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first six months of 2018, the Parent Company received $238 million of cash dividends from subsidiaries, compared with $201 million in 2017. The increase in cash dividends received from subsidiaries was primarily due to the timing of dividend payments. For the full year 2018, cash dividends from subsidiaries are expected to total approximately $440 million. Including transfers from other subsidiaries, and after paying shareholder dividends, interest on debt obligations and other expenses, we expect the Parent Company to have approximately $325 million in excess cash flow in 2018.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, and a credit facility. At June 30, 2018, the Parent Company had $79 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Credit Facility. We have a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. We may request the extension, however, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which we may issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest on the commercial paper program is charged at variable rates. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating

                                 TMK 2018 FORM 10-Q QTR 2

installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of June 30, 2018, we were in full compliance with those covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt. Also included in short-term debt at June 30, 2018 are the $293 million par value of 9.25% Senior Notes due June 15, 2019.
The following table presents certain information about our commercial paper borrowings.
Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2018	December 31, 2017	June 30, 2017
Balance of commercial paper at end of period (par value)	$375,200	$324,250	$303,565
Annualized interest rate	2.61%	1.78%	1.38%
Letters of credit outstanding	$155,000	$177,000	$177,000
Remaining amount available under credit line	219,800	248,750	269,435

	Six Months Ended June 30,
	2018	2017
Average balance of commercial paper outstanding during period (par value)	$389,234	$363,859
Daily-weighted average interest rate (annualized)	2.20%	1.17%
Maximum daily amount outstanding during period (par value)	$525,990	$455,912
The increase in commercial paper during the six months ended June 30, 2018, reflects timing of cash needs at the Parent Company and funds used to call the Company's Junior Subordinated Debentures. We had no difficulties in accessing the commercial paper market under this facility during the six month periods ended June 30, 2018 and 2017.
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
Consolidated liquidity. Consolidated net cash inflows from operations were $617 million in the first six months of 2018, compared with $739 million in the same period of 2017. The decrease is primarily attributable to a reduction in cash flows from discontinued operations and fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from maturities, calls, and repayments of fixed maturities available for sale in the amount of $180 million during the 2018 period. As previously noted under the caption Credit Facility, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short-term investments were $151 million at June 30, 2018, compared with $246 million at December 31, 2017. In addition to these liquid assets, the entire $16.3 billion (fair value at June 30, 2018) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

                                 TMK 2018 FORM 10-Q QTR 2

Capital Resources. Our goal is to maintain capital at levels necessary to support our current ratings. For the past several years, that level has been around a National Association of Insurance Commissioners (NAIC) Company Action Level Risk Based Capital (RBC) ratio of 325% on a consolidated basis. At December 31, 2017, our consolidated RBC ratio was 314%, a decrease from the prior year due to the reduction in deferred tax assets that resulted from the passage of the tax reform legislation at the end of last year. Even though lower than the 325% target, this capital level is 6.3 times the amount of capital required by our regulators.

We are still in the process of setting our future target capital levels. In June, the NAIC issued adjustments to certain RBC factors to reflect the reduction of the corporate income tax rate from 35% to 21%, which are effective for 2018. Taking into account these new factors, we have roughly estimated that our consolidated RBC ratio for 2018 could be in the range of 275% to 285% excluding any additional contributions to the insurance companies' capital that may be made. To reach a target ratio of 300% to 325%, the Company would have to contribute $100 million to $225 million of additional capital to the subsidiaries.

We are confident we can fund any additional capital with additional debt offerings or the use of Parent Company liquidity sources. We do not anticipate a significant impact to net income as we expect to invest the proceeds at investment rates consistent with or higher than the borrowing rate.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above, current maturities of the term loan, and current maturities of funded debt), long-term debt (comprised of long-term maturities of funded debt and long term maturities of the term loan), and shareholders’ equity.

The outstanding long-term debt at book value was $817 million at June 30, 2018 and $1.1 billion at December 31, 2017. An analysis of debt issues outstanding is as follows at June 30, 2018.

Selected Information about Debt Issues
As of June 30, 2018
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Notes	2023	7.875%		$165,612	$164,385	$191,034
Senior Notes	2019	9.250%		292,647	292,136	309,401
Senior Notes(1)	2022	3.800%		150,000	148,626	150,733
Junior Subordinated Debentures	2056	6.125%		300,000	290,490	312,630
Junior Subordinated Debentures	2057	5.275%		125,000	123,348	104,881
Term loan(3)	2021	3.230%	(3)	96,250	96,250	96,250
				1,129,509	1,115,235	1,164,929
Less current maturity of term loan(2)				5,625	5,625	5,625
Less current maturity of funded debt				292,647	292,136	309,401
Total long-term debt				831,237	817,474	849,903

Current maturity of term loan(2)				5,625	5,625	5,625
Current maturity of funded debt				292,647	292,136	309,401
Commercial paper				375,200	373,905	373,905
Total short-term debt				673,472	671,666	688,931

Total debt				$1,504,709	$1,489,140	$1,538,834

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

(2)	The current amount of the term loan due of $5.6 million is classified as short term debt.

(3)	Interest paid at 1 month LIBOR plus 125 basis points, resets each month.
Due to increasing variable interest rates, on June 15, 2018, the Company called its $20 million Junior Subordinated Debentures. As previously noted under the caption Results of Operations in this report, we acquired 2.0 million of our outstanding common shares under our share repurchase program during the first six months of 2018. These shares

                                 TMK 2018 FORM 10-Q QTR 2

were acquired at a cost of $174 million (average of $85.41 per share), compared with purchases of 2.1 million shares at a cost of $163 million (average of $76.03 per share) in the first six months of 2017.
On May 11, 2018, the Company announced that it had declared a quarterly dividend of $0.16 per share. This dividend was paid on August 1, 2018.
Shareholders’ equity was $5.6 billion at June 30, 2018. This compares with $6.2 billion at December 31, 2017 and $5.1 billion at June 30, 2017. During the six months since December 31, 2017, shareholders’ equity decreased due to $819 million of after-tax unrealized losses in the fixed-maturity portfolio as interest rates have increased over the period. In addition, shareholders' equity was increased by net income of $358 million. Share purchases of $174 million noted above during the period reduced shareholders’ equity.
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

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	June 30, 2018		December 31, 2017		June 30, 2017
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$16,284,691	$934,539	$16,969,325	$1,974,224	$16,318,286	$1,666,735
Deferred acquisition costs(2)	4,045,890	(8,328)	3,958,063	(10,819)	3,862,418	(11,778)
Total assets	22,878,701	926,211	23,474,985	1,963,405	22,577,940	1,654,957
Short-term debt	671,666	—	328,067	—	306,271	—
Long-term debt	817,474	—	1,132,201	—	1,131,796	—
Shareholders' equity	5,571,609	731,707	6,231,421	1,551,090	5,053,416	1,075,722

Book value per diluted share	48.44	6.36	52.95	13.18	42.55	9.06
Debt to capitalization(3)	21.1%	(2.4)%	19.0%	(4.8)%	22.2%	(4.4)%

Diluted shares outstanding	115,026		117,696		118,764
Actual shares outstanding	112,923		114,593		116,259

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.

(2)	Includes the value of insurance purchased.

(3)
Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

                                 TMK 2018 FORM 10-Q QTR 2

Interest coverage was 11.0 times in the first six months of 2018, compared with 10.4 times in the 2017 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

                                 TMK 2018 FORM 10-Q QTR 2

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

                                 TMK 2018 FORM 10-Q QTR 2

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2018.
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
As of the end of the fiscal quarter completed June 30, 2018, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
For the quarter ended June 30, 2018, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

                                 TMK 2018 FORM 10-Q QTR 2

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

Item 1A. Risk Factors
Torchmark had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)    Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	382,405	$84.85	382,405
May 1-31, 2018	444,475	85.09	444,475
June 1-30, 2018	314,095	83.95	314,095
At its August 7, 2018 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended June 30, 2018

                                 TMK 2018 FORM 10-Q QTR 2

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: August 7, 2018	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 7, 2018	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 7, 2018	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

                                 TMK 2018 FORM 10-Q QTR 2