Form 10-Q
period 2018-09-30
TORCHMARK CORP
filed 2018-11-07
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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
Yes   ☒            No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT October 30, 2018
Common Stock, $1.00 Par Value	111,540,403

PART I–FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2018—$15,462,364; 2017—$14,995,101)	$16,231,471	$16,969,325
Policy loans	543,836	529,529
Other long-term investments (includes: 2018—$107,996; 2017—$0, under the fair value option)	191,191	108,559
Short-term investments	633,490	127,071
Total investments	17,599,988	17,734,484
Cash	77,439	118,563
Accrued investment income	244,851	233,453
Other receivables	406,907	391,775
Deferred acquisition costs	4,091,601	3,958,063
Goodwill	441,591	441,591
Other assets	538,540	528,536
Assets related to discontinued operations	68,571	68,520
Total assets	$23,469,488	$23,474,985
Liabilities:
Future policy benefits	$13,842,694	$13,439,472
Unearned and advance premiums	62,139	61,430
Policy claims and other benefits payable	337,981	333,294
Other policyholders' funds	97,007	97,635
Total policy liabilities	14,339,821	13,931,831
Current and deferred income taxes payable	1,072,856	1,312,002
Other liabilities	493,726	489,609
Short-term debt	615,011	328,067
Long-term debt (estimated fair value: 2018—$1,387,229; 2017—$1,228,392)	1,358,947	1,132,201
Liabilities related to discontinued operations	50,222	49,854
Total liabilities	17,930,583	17,243,564
Commitments and Contingencies (Note 6)
Shareholders’ equity:
Preferred stock, par value $1 per share—Authorized 5,000,000 shares; outstanding: 0 in 2018 and 2017	—	—
Common stock, par value $1 per share—Authorized 320,000,000 shares; outstanding: (2018— 124,218,183 issued, less 12,050,407 held in treasury and 2017—124,218,183 issued, less 9,625,104 held in treasury)	124,218	124,218
Additional paid-in capital	527,489	508,476
Accumulated other comprehensive income	477,624	1,424,274
Retained earnings	5,267,964	4,806,208
Treasury stock, at cost	(858,390)	(631,755)
Total shareholders’ equity	5,538,905	6,231,421
Total liabilities and shareholders’ equity	$23,469,488	$23,474,985

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Life premium	$605,547	$576,223	$1,806,384	$1,725,896
Health premium	255,201	242,991	758,439	730,557
Other premium	2	3	12	9
Total premium	860,750	819,217	2,564,835	2,456,462
Net investment income	221,627	213,872	658,279	634,930
Realized investment gains (losses)	1,032	12,595	14,796	6,142
Other income	393	331	1,104	1,140
Total revenue	1,083,802	1,046,015	3,239,014	3,098,674

Benefits and expenses:
Life policyholder benefits	396,701	386,445	1,196,616	1,168,383
Health policyholder benefits	162,574	155,774	483,654	470,104
Other policyholder benefits	8,581	9,000	25,852	26,923
Total policyholder benefits	567,856	551,219	1,706,122	1,665,410
Amortization of deferred acquisition costs	129,492	122,334	388,189	370,363
Commissions, premium taxes, and non-deferred acquisition costs	69,632	67,863	208,698	198,011
Other operating expense	74,059	63,019	209,503	187,788
Interest expense	22,433	20,970	66,466	62,825
Total benefits and expenses	863,472	825,405	2,578,978	2,484,397

Income before income taxes	220,330	220,610	660,036	614,277
Income taxes	(41,630)	(67,264)	(123,232)	(183,390)
Income from continuing operations	178,700	153,346	536,804	430,887

Income (loss) from discontinued operations, net of tax	24	(12)	(55)	(3,739)
Net income	$178,724	$153,334	$536,749	$427,148

Basic net income (loss) per common share:
Continuing operations	$1.59	$1.32	$4.74	$3.69
Discontinued operations	—	—	(0.01)	(0.03)
Total basic net income per common share	$1.59	$1.32	$4.73	$3.66

Diluted net income (loss) per common share:
Continuing operations	$1.55	$1.29	$4.64	$3.61
Discontinued operations	—	—	—	(0.03)
Total diluted net income per common share	$1.55	$1.29	$4.64	$3.58

Dividends declared per common share	$0.16	$0.15	$0.48	$0.45

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$178,724	$153,334	$536,749	$427,148

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(173,598)	83,216	(1,202,762)	692,747
Reclassification adjustment for (gains) losses on securities included in net income	(1,510)	(12,910)	(12,327)	(13,264)
Reclassification adjustment for amortization of (discount) and premium	1,052	119	2,612	(379)
Foreign exchange adjustment on securities recorded at fair value	8,624	1,173	7,360	1,418
Unrealized gains (losses) on securities	(165,432)	71,598	(1,205,117)	680,522
Unrealized gains (losses) on other investments	1,310	473	(492)	3,544
Total unrealized investment gains (losses)	(164,122)	72,071	(1,205,609)	684,066
Less applicable tax (expense) benefit	34,464	(25,225)	253,176	(239,479)
Unrealized investment gains (losses), net of tax	(129,658)	46,846	(952,433)	444,587

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	1,178	505	3,669	(992)
Less applicable tax (expense) benefit	(248)	(177)	(771)	347
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	930	328	2,898	(645)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(168)	8,533	(7,684)	16,049
Less applicable tax (expense) benefit	36	(2,986)	1,615	(4,567)
Foreign exchange translation adjustments, other than securities, net of tax	(132)	5,547	(6,069)	11,482

Pension:
Amortization of pension costs	3,778	3,108	11,334	9,326
Experience gain (loss)	—	—	—	371
Pension adjustments	3,778	3,108	11,334	9,697
Less applicable tax (expense) benefit	(793)	(1,087)	(2,380)	(3,393)
Pension adjustments, net of tax	2,985	2,021	8,954	6,304

Other comprehensive income (loss)	(125,875)	54,742	(946,650)	461,728
Comprehensive income (loss)	$52,849	$208,076	$(409,901)	$888,876

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2017	$—	$127,218	$490,421	$577,574	$3,890,798	$(519,150)	$4,566,861
Comprehensive income (loss)				461,728	427,148		888,876
Common dividends declared ($0.45 per share)					(52,304)		(52,304)
Acquisition of treasury stock						(301,448)	(301,448)
Stock-based compensation			17,965		(606)	7,450	24,809
Exercise of stock options					(25,454)	66,345	40,891
Balance at September 30, 2017	$—	$127,218	$508,386	$1,039,302	$4,239,582	$(746,803)	$5,167,685

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2018	$—	$124,218	$508,476	$1,424,274	$4,806,208	$(631,755)	$6,231,421
Adoption of ASU 2016-01(1)					4,896		4,896
Comprehensive income (loss)				(946,650)	536,749		(409,901)
Common dividends declared ($0.48 per share)					(54,231)		(54,231)
Acquisition of treasury stock						(298,314)	(298,314)
Stock-based compensation			19,013		(1,803)	12,759	29,969
Exercise of stock options					(23,855)	58,920	35,065
Balance at September 30, 2018	$—	$124,218	$527,489	$477,624	$5,267,964	$(858,390)	$5,538,905

(1)	See further discussion in Note 2—New Accounting Standards and Note 4—Investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash provided from operating activities	$937,289	$1,085,842

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	12,162	52,951
Fixed maturities available for sale—matured, called, and repaid	266,736	306,132
Other long-term investments	47	3,523
Total investments sold or matured	278,945	362,606
Acquisition of investments:
Fixed maturities—available for sale	(727,296)	(1,042,705)
Other long-term investments	(74,396)	(16,775)
Total investments acquired	(801,692)	(1,059,480)
Net (increase) decrease in policy loans	(14,307)	(15,343)
Net (increase) decrease in short-term investments	(506,419)	6,556
Additions to property and equipment	(27,316)	(13,451)
Sale of other assets	17	18
Investment in low-income housing interests	(19,075)	(13,852)
Cash provided from (used for) investing activities	(1,089,847)	(732,946)

Cash provided from (used for) financing activities:
Issuance of common stock	35,065	40,891
Cash dividends paid to shareholders	(53,481)	(51,532)
Proceeds from issuance of debt	550,000	—
Payment for debt issuance costs	(6,797)	—
Repayment of debt	(23,125)	(1,250)
Net borrowing (repayment) of commercial paper	(7,196)	42,652
Acquisition of treasury stock	(298,314)	(301,448)
Net receipts (payments) from deposit-type product	(87,561)	(65,912)
Cash provided from (used for) financing activities	108,591	(336,599)

Effect of foreign exchange rate changes on cash	2,843	(3,998)
Net increase (decrease) in cash	(41,124)	12,299
Cash at beginning of year	118,563	76,163
Cash at end of period	$77,439	$88,462

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies
Basis of Presentation: The accompanying condensed consolidated financial statements of Torchmark Corporation (Torchmark or alternatively, the Company) have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the annual disclosures required by accounting principles generally accepted in the United States of America (GAAP). However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2018, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2018 and 2017. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 26, 2018.
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
On January 1, 2018, the Company adopted this standard on a modified retrospective basis for two types of investments: equity securities and certain limited partnerships. The adoption resulted in a $4.9 million after-tax positive adjustment to the opening balance of retained earnings. Subsequent to the adoption, the Company elected to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations. As of September 30, 2018, the fair value balance of the limited partnerships were $108 million. See Note 4—Investments for further discussion.
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
ASU 2017-07: In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance was issued to simplify the reporting of pension costs by disaggregating the service-cost component from the other components of net benefit costs and reporting it separately on the income statement. The service-cost component is the only component of net benefit cost that will be eligible for capitalization. The guidance became effective on January 1, 2018 with a retrospective transition method for separation of net benefit costs and a prospective transition method for the capitalization of service costs. The Company will record approximately $3.2 million in additional expense to the 2018 Condensed Consolidated Statements of Operations due to the elimination of the ability to capitalize a portion of the benefit costs. For the nine months ended September 30, 2018, the Company recorded $2.4 million in additional expense.

                                 TMK 2018 FORM 10-Q QTR 3

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
Accounting Pronouncements Not Yet Adopted
ASU 2016-02/ASU 2018-11: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), with clarification guidance issued in July 2018. The guidance requires lessees to record a right-of-use asset and corresponding lease liability on the balance sheet for all operating leases that do not qualify for the practical expedients allowed for in this standard. Additional qualitative and quantitative disclosures will be required. This standard will become effective for the Company beginning January 1, 2019. The Company plans to adopt the optional transition method allowed for under ASU 2018-11 by not restating comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings on the period of adoption. The Company is not a lessor.
The Company has made significant progress during 2018 and has implemented appropriate solutions to identify and quantify applicable operating leases in accordance with this guidance. The Company is in the process of finalizing the analysis of the impact of the new guidance, but does not expect the adoption to have a significant impact on the financial statements. Refer to Note 15—Commitments and Contingencies of the 2017 10-K for consideration of the noncancelable operating lease commitments.
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
ASU 2017-04: In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance was issued to simplify the subsequent measurement of goodwill through the elimination of Step 2 from the goodwill impairment test which required a hypothetical purchase price allocation. It will become effective on January 1, 2020 and should be applied on a prospective basis. This adoption will not have an impact on the financial statements.
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

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 2—New Accounting Standards (continued)

ASU 2018-12: In August 2018, the FASB issued ASU No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The guidance was primarily issued to 1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, 2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, 3) simplify the amortization of deferred acquisition costs, and 4) improve the effectiveness of the required disclosures. This guidance is effective beginning January 1, 2021, and should be applied on a retrospective basis. Early adoption of the amendments is permitted. ASU 2018-12 will require changes to the Company's actuarial systems and data inputs related to the valuation of the liabilities. The Company is in the process of evaluating the impact this guidance will have on the financial statements and cannot reasonably estimate at this time.
ASU 2018-13: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The revised guidance is effective beginning January 1, 2020. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. Early adoption of the amendments is permitted. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.
ASU 2018-14: In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. This guidance is effective beginning January 1, 2021, and will be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.
ASU 2018-15: In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The guidance was issued to align the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. Accordingly, the standard requires the capitalization of implementation costs incurred in a hosting arrangement that is a service contract, similar to the treatment for developed or obtained internal-use software. The guidance is effective beginning January 1, 2020, and the Company plans to apply the standards on a prospective basis. Early adoption of the amendments is also permitted. The Company is in the process of determining the impact this guidance will have on the financial statements.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2018 and 2017.

Components of Accumulated Other Comprehensive Income

	Three Months Ended September 30, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2017	$1,090,055	$(7,655)	$10,902	$(108,742)	$984,560
Other comprehensive income (loss) before reclassifications, net of tax	55,160	328	5,547	—	61,035
Reclassifications, net of tax	(8,314)	—	—	2,021	(6,293)
Other comprehensive income (loss)	46,846	328	5,547	2,021	54,742
Balance at September 30, 2017	$1,136,901	$(7,327)	$16,449	$(106,721)	$1,039,302

	Three Months Ended September 30, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2018	$746,514	$(6,579)	$10,365	$(146,801)	$603,499
Other comprehensive income (loss) before reclassifications, net of tax	(129,296)	930	(132)	—	(128,498)
Reclassifications, net of tax	(362)	—	—	2,985	2,623
Other comprehensive income (loss)	(129,658)	930	(132)	2,985	(125,875)
Balance at September 30, 2018	$616,856	$(5,649)	$10,233	$(143,816)	$477,624

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except, per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

	Nine Months Ended September 30, 2017
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2017	$692,314	$(6,682)	$4,967	$(113,025)	$577,574
Other comprehensive income (loss) before reclassifications, net of tax	453,455	(645)	11,482	241	464,533
Reclassifications, net of tax	(8,868)	—	—	6,063	(2,805)
Other comprehensive income (loss)	444,587	(645)	11,482	6,304	461,728
Balance at September 30, 2017	$1,136,901	$(7,327)	$16,449	$(106,721)	$1,039,302

	Nine Months Ended September 30, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2018	$1,569,289	$(8,547)	$16,302	$(152,770)	$1,424,274
Other comprehensive income (loss) before reclassifications, net of tax	(944,758)	2,898	(6,069)	—	(947,929)
Reclassifications, net of tax	(7,675)	—	—	8,954	1,279
Other comprehensive income (loss)	(952,433)	2,898	(6,069)	8,954	(946,650)
Balance at September 30, 2018	$616,856	$(5,649)	$10,233	$(143,816)	$477,624

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except, per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2018 and 2017.

Reclassification Adjustments
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statement of Operations
	2018	2017	2018	2017
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(1,510)	$(12,910)	$(12,327)	$(13,264)	Realized investment gains (losses)
Amortization of (discount) premium	1,052	119	2,612	(379)	Net investment income
Total before tax	(458)	(12,791)	(9,715)	(13,643)
Tax	96	4,477	2,040	4,775	Income taxes
Total after-tax	(362)	(8,314)	(7,675)	(8,868)
Pension adjustments:
Amortization of prior service cost	119	118	357	356	Other operating expense
Amortization of actuarial gain (loss)	3,659	2,990	10,977	8,970	Other operating expense
Total before tax	3,778	3,108	11,334	9,326
Tax	(793)	(1,087)	(2,380)	(3,263)	Income taxes
Total after-tax	2,985	2,021	8,954	6,063
Total reclassifications (after-tax)	$2,623	$(6,293)	$1,279	$(2,805)

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments
Portfolio Composition:
A summary of fixed maturities available for sale by cost or amortized cost and estimated fair value at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$392,779	$255	$(11,643)	$381,391	3
States, municipalities, and political subdivisions	1,262,710	84,503	(4,853)	1,342,360	8
Foreign governments	18,918	1,721	—	20,639	—
Corporates, by sector:
Financial	3,363,794	239,614	(62,445)	3,540,963	21
Utilities	1,964,029	215,959	(21,005)	2,158,983	13
Energy	1,635,710	136,144	(37,978)	1,733,876	11
Other corporate sectors	6,242,246	329,169	(165,172)	6,406,243	40
Total corporates	13,205,779	920,886	(286,600)	13,840,065	85
Collateralized debt obligations	57,794	26,119	(4,997)	78,916	—
Other asset-backed securities	150,218	1,845	(872)	151,191	1
Redeemable preferred stocks, by sector:
Financial	345,651	46,022	(4,197)	387,476	3
Utilities	28,515	1,332	(414)	29,433	—
Total redeemable preferred stocks	374,166	47,354	(4,611)	416,909	3
Total fixed maturities	$15,462,364	$1,082,683	$(313,576)	$16,231,471	100

(1)	Amounts reported on the balance sheet.

(2)	At fair value.

                                 TMK 2018 FORM 10-Q QTR 3

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

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2018 is shown below on an amortized cost basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	September 30, 2018
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$189,867	$193,934
Due after one year through five years	611,511	632,417
Due after five years through ten years	1,686,348	1,820,952
Due after ten years through twenty years	5,023,824	5,505,111
Due after twenty years	7,742,061	7,848,163
Mortgage-backed and asset-backed securities	208,753	230,894
	$15,462,364	$16,231,471

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Selected information about sales of fixed maturities available for sale is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturities available for sale:
Proceeds from sales	$12,162	$52,951	$12,162	$52,951
Gross realized gains	66	4,851	66	4,851
Gross realized losses	—	—	—	—

Fair Value Measurements: The following tables represent the fair value of fixed maturities available for sale measured on a recurring basis at September 30, 2018 and December 31, 2017.

	Fair Value Measurements at September 30, 2018 using:
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$381,391	$—	$381,391
States, municipalities, and political subdivisions	—	1,342,360	—	1,342,360
Foreign governments	—	20,639	—	20,639
Corporates, by sector:
Financial	—	3,497,807	43,156	3,540,963
Utilities	—	2,006,462	152,521	2,158,983
Energy	—	1,694,481	39,395	1,733,876
Other corporate sectors	—	6,085,281	320,962	6,406,243
Total corporates	—	13,284,031	556,034	13,840,065
Collateralized debt obligations	—	—	78,916	78,916
Other asset-backed securities	—	138,407	12,784	151,191
Redeemable preferred stocks, by sector:
Financial	—	387,476	—	387,476
Utilities	—	29,433	—	29,433
Total redeemable preferred stocks	—	416,909	—	416,909
Total fixed maturities	$—	$15,583,737	$647,734	$16,231,471
Percent of total	—%	96.0%	4.0%	100.0%

                                 TMK 2018 FORM 10-Q QTR 3

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

The following tables represent an analysis of changes in fair value measurements using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017.
Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Nine Months Ended September 30, 2018
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2018	$14,049	$71,581	$582,810	$668,440
Total gains or losses:
Included in realized gains/losses	—	—	698	698
Included in other comprehensive income	(950)	8,691	(21,854)	(14,113)
Acquisitions	—	—	27,453	27,453
Sales	—	—	—	—
Amortization	—	3,572	13	3,585
Other(2)	(315)	(4,928)	(37,619)	(42,862)
Transfers in and/or out of Level 3(3)	—	—	4,533	4,533
Balance at September 30, 2018	$12,784	$78,916	$556,034	$647,734
Percent of total fixed maturities	0.1%	0.5%	3.4%	4.0%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

                                 TMK 2018 FORM 10-Q QTR 3

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

The following table presents transfers in and out of each of the valuation levels of fair values.

	Nine Months Ended September 30,
	2018			2017
	In	Out	Net	In	Out	Net
Level 1	$—	$—	$—	$42,328	$(597)	$41,731
Level 2	—	(4,533)	(4,533)	597	(42,328)	(41,731)
Level 3	4,533	—	4,533	—	—	—

                                 TMK 2018 FORM 10-Q QTR 3

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

The following table represents the fair value of investments elected for the fair value option method measured on a recurring basis at September 30, 2018, and the changes in fair value for the nine months ended September 30, 2018.

	Fair Value Measurements at September 30, 2018				Changes in Fair Values for the Period for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Net Gains and Losses Recognized During the Period	Less Net Gains and Losses Recognized due to Sales	Total Changes in Fair Values Included in Current-Period Earnings
Limited partnerships	$—	$107,996	$—	$107,996	$2,405	$—	$2,405

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

For the nine months ended September 30, 2018, the Company concluded that there were no other-than-temporary impairments. For the nine months ended September 30, 2017, the Company recorded $245 thousand ($159 thousand, net of tax) in OTTI.

Unrealized Loss Analysis:

The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of September 30, 2018	598	122	720
As of December 31, 2017	92	102	194

Torchmark’s entire fixed maturity portfolio consisted of 1,538 issues at September 30, 2018 and 1,502 issues at December 31, 2017. The weighted average quality rating of all unrealized loss positions as of September 30, 2018 was BBB+ compared with BBB- as of December 31, 2017.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at September 30, 2018 and December 31, 2017, respectively. Torchmark considers these investments to be only temporarily impaired.
Analysis of Gross Unrealized Investment Losses
At September 30, 2018

	Less than Twelve Months		Twelve Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$291,797	$(8,844)	$66,160	$(2,799)	$357,957	$(11,643)
States, municipalities and political subdivisions	181,894	(4,832)	1,632	(21)	183,526	(4,853)
Corporates, by sector:
Financial	934,194	(38,148)	69,993	(5,518)	1,004,187	(43,666)
Utilities	420,921	(17,417)	45,084	(3,540)	466,005	(20,957)
Energy	216,903	(8,981)	49,052	(7,689)	265,955	(16,670)
Other corporate sectors	2,611,151	(122,430)	235,655	(25,153)	2,846,806	(147,583)
Total corporates	4,183,169	(186,976)	399,784	(41,900)	4,582,953	(228,876)
Other asset-backed securities	64,963	(872)	—	—	64,963	(872)
Redeemable preferred stocks, by sector:
Financial	10,050	(725)	—	—	10,050	(725)
Utilities	—	—	5,594	(414)	5,594	(414)
Total redeemable preferred stocks	10,050	(725)	5,594	(414)	15,644	(1,139)
Total investment grade securities	4,731,873	(202,249)	473,170	(45,134)	5,205,043	(247,383)

Below investment grade securities:
Corporates, by sector:
Financial	24,873	(5,895)	62,073	(12,884)	86,946	(18,779)
Utilities	15,059	(48)	—	—	15,059	(48)
Energy	12,647	(533)	68,890	(20,775)	81,537	(21,308)
Other corporate sectors	47,218	(1,713)	68,813	(15,876)	116,031	(17,589)
Total corporates	99,797	(8,189)	199,776	(49,535)	299,573	(57,724)
Collateralized debt obligations	—	—	15,003	(4,997)	15,003	(4,997)
Redeemable preferred stocks, by sector:
Financial	—	—	23,611	(3,472)	23,611	(3,472)
Total redeemable preferred stocks	—	—	23,611	(3,472)	23,611	(3,472)
Total below investment grade securities	99,797	(8,189)	238,390	(58,004)	338,187	(66,193)
Total fixed maturities	$4,831,670	$(210,438)	$711,560	$(103,138)	$5,543,230	$(313,576)

                                 TMK 2018 FORM 10-Q QTR 3

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

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 5—Income Taxes

In 2017, the newly enacted tax legislation revised the corporate income tax rate from 35% to 21%, effective January 1, 2018. The change in tax rates was the primary reason for the difference in the Company’s effective tax rate as compared with the prior year periods.

The effective income tax rate differed from the expected rate for the three and nine month periods ended September 30, 2018 and 2017 as shown below:

	Three Months Ended September 30,
	2018	%	2017	%
Expected income taxes	$46,270	21.0	$77,214	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(2,779)	(1.3)	(4,367)	(2.0)
Share-based awards	(2,601)	(1.2)	(5,075)	(2.3)
Other	740	0.4	(508)	(0.2)
Income tax expense (benefit) from continuing operations	$41,630	18.9	$67,264	30.5

	Nine Months Ended September 30,
	2018	%	2017	%
Expected income taxes	$138,608	21.0	$214,997	35.0
Increase (reduction) in income taxes resulting from:
Low income housing investments	(9,428)	(1.4)	(13,665)	(2.2)
Share-based awards	(6,855)	(1.0)	(14,513)	(2.4)
Other	907	0.1	(3,429)	(0.5)
Income tax expense (benefit) from continuing operations	$123,232	18.7	$183,390	29.9

As of December 31, 2017, the Company recorded $877 million of tax benefits in net income, which results from remeasuring its deferred tax assets and liabilities using the lower corporate tax rate as of the legislation’s enactment date. The Company was able to determine that the adjustment recorded in 2017 was a reasonable estimate of the impact of the tax legislation in accordance with SAB 118. The guidance allows companies up to one year to finalize the impact. The Company did not make any adjustments to this estimate for the period ended September 30, 2018. However, the Company will continue to analyze relevant information to complete the accounting for income taxes process in the fourth quarter of 2018.

Note 6—Commitments and Contingencies

Litigation:

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation involving various matters where we are either the defendant or the plaintiff. Torchmark subsidiaries are also currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. In each of these matters, based upon information presently available, management does not believe that such litigation or audits will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity.

On February 1, 2018, putative class action litigation was filed against American Income Life Insurance Company in U.S. District Court for the Northern District of Texas, Dallas Division (Bruce v. American Income Life Insurance Company, et al., Case No. 3:18-cv-00258-G). The plaintiff, a former insurance sales agent of American Income who is suing on

                                 TMK 2018 FORM 10-Q QTR 3

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

On September 12, 2018, putative class action litigation was filed against American Income Life Insurance Company in California’s Contra Costa County Superior Court (Joh v. American Income Life Insurance Company, Case No. C18-01863). The plaintiff, a former insurance sales agent of American Income, is suing on behalf of all current and former sales agents who sold insurance for American Income in the state of California for the last four years prior to the filing of the complaint. The complaint alleges that sales agents are employees and asserts claims under the California Labor Code and California Business and Professions Code. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay wages/commissions, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses and unfair business practices. The Company continues to assess the amount and thus does not have a reasonable estimate of any potential liability.

On October 18, 2018, putative class action litigation was filed against Torchmark Corporation and American Income Life Insurance Company in California’s Los Angeles County Superior Court (Golz v. American Income Life Insurance Company, et al Case No. 18STCV01354). The complaint alleges that the putative class members are employees and asserts claims under the California Labor Code, California Business and Professions Code, and the Fair Labor Standards Act. The complaint alleges that plaintiff was an American Income insurance agent trainee in California who seeks to represent classes of individuals whom American Income classified as independent contractors during the class periods alleged. One class period based on California Labor Code claims is alleged to begin four years prior to the complaint’s filing. Another class period, which is based on the Fair Labor Standards Act claim, is alleged to begin three years prior to the complaint’s filing and is pleaded as a national class. The complaint seeks compensatory damages, penalties, and attorney fees on claims for failure to pay wages due, failure to appropriately pay wages at termination, failure to provide itemized wage statements, and unfair business practices. The Company continues to assess the amount and thus does not have a reasonable estimate of any potential liability.

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

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$146,865	$143,128
Incurred related to:
Current year	411,662	393,747
Prior years	(3,795)	(10,745)
Total incurred	407,867	383,002
Paid related to:
Current year	293,800	279,563
Prior years	113,109	103,010
Total paid	406,909	382,573
Balance at end of period	$147,823	$143,557

Below is the reconciliation of the liability for "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	September 30, 2018	December 31, 2017
Policy claims and other benefits payable:
Life insurance	$190,158	$186,429
Health insurance	147,823	146,865
Total	$337,981	$333,294

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefits
The following tables present a summary of post-retirement benefit costs by component for the three and nine month periods ended September 30, 2018 and 2017.
Components of Post-Retirement Benefit Costs

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$5,277	$4,486	$—	$—
Interest cost	5,496	5,552	228	249
Expected return on assets	(6,363)	(5,900)	—	—
Amortization:
Prior service cost	119	118	—	—
Actuarial (gain) loss	3,636	2,952	23	38
Direct recognition of expense	—	—	80	111
Net periodic benefit cost	$8,165	$7,208	$331	$398

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$15,831	$13,457	$—	$—
Interest cost	16,482	16,653	684	749
Expected return on assets	(19,089)	(17,697)	—	—
Amortization:
Prior service cost	357	356	—	—
Actuarial (gain) loss	10,908	8,855	69	115
Direct recognition of expense	—	—	305	323
Net periodic benefit cost	$24,489	$21,624	$1,058	$1,187

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefit Plans (continued)

The following tables present the assets of Torchmark’s defined benefit pension plans at September 30, 2018 and December 31, 2017.
Pension Assets by Component at September 30, 2018

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$	$47,522	$	$47,522	11
Utilities		39,258		39,258	9
Energy		23,632		23,632	6
Other corporates		84,388		84,388	20
Total corporate bonds	—	194,800	—	194,800	46
Exchange traded fund(1)	181,449			181,449	43
Other bonds		242		242	—
Other long-term investments		5,366		5,366	1
Guaranteed annuity contract(2)		26,418		26,418	7
Short-term investments	9,304			9,304	2
Other	4,179			4,179	1
Total Pension Assets	$194,932	$226,826	$—	$421,758	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.
Pension Assets by Component at December 31, 2017

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$	$43,451	$	$43,451	12
Utilities		46,144		46,144	12
Energy		25,023		25,023	7
Other corporates		65,888		65,888	17
Total corporate bonds	—	180,506	—	180,506	48
Exchange traded fund(1)	164,351			164,351	43
Other bonds		256		256	—
Other long-term investments		2,304		2,304	1
Guaranteed annuity contract(2)		21,202		21,202	6
Short-term investments	3,984			3,984	1
Other	5,021			5,021	1
Total Pension Assets	$173,356	$204,268	$—	$377,624	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands except per share data)

Note 8—Postretirement Benefit Plans (continued)

The following table presents liabilities for the defined-benefit pension plans at September 30, 2018 and December 31, 2017.
Pension Liability

	September 30, 2018	December 31, 2017
Funded defined benefit pension	$494,323	$518,141
SERP(1)	85,732	84,465
Pension Benefit Obligation	$580,055	$602,606

(1)	Supplemental executive retirement plan (SERP).

The following table includes information regarding the SERP at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Premiums paid for insurance coverage	$2,997	$2,050

Total investments:
Company owned life insurance	$43,976	$40,273
Exchange traded funds	56,776	55,442
	$100,752	$95,715

Liability:
Active plan	$83,320	$81,457
Closed plan	2,412	3,008
	$85,732	$84,465

Note 9—Earnings Per Share
A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	112,587,623	115,921,134	113,366,465	116,772,652
Weighted average dilutive options outstanding	2,386,831	2,521,815	2,418,281	2,540,955
Diluted weighted average shares outstanding	114,974,454	118,442,949	115,784,746	119,313,607
Antidilutive shares	1,375,186	—	1,097,439	1,174,469

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 10—Debt
Issuance of long-term debt: On September 27, 2018, Torchmark completed the issuance and sale of $550 million in aggregate principal of Torchmark’s 4.55% Senior Notes due September 15, 2028. The notes were sold pursuant to Torchmark’s shelf registration statement on Form S-3. The net proceeds from the sale of the notes were $543 million, after giving effect to the underwriting discounts and commissions and offering expenses payable by Torchmark. Torchmark used the net proceeds from the sale of the notes to redeem the $293 million outstanding principal amount on Torchmark’s 9.25% Senior Notes on October 29, 2018, the payment of $10.7 million for the make-whole premium plus accrued and unpaid interest to, but excluding, the date of redemption of such Senior Notes, and to fund $150 million of additional capital to its insurance subsidiaries. Torchmark intends to use any remaining net proceeds for general corporate purposes, which may include additional holding company liquidity and the repayment of a portion of Torchmark’s outstanding commercial paper.

Note 11—Business Segments
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

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 11—Business Segments (continued)

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
During the third quarter of 2018, Torchmark recorded $3.6 million in administrative settlements related to state regulatory examinations.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 11—Business Segments (continued)

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$605,547	$255,201	$2					$860,750
Net investment income				$221,627				221,627
Other income					$416	$(23)	(2)	393
Total revenue	605,547	255,201	2	221,627	416	(23)		1,082,770
Expenses:
Policy benefits	396,701	162,574	8,581					567,856
Required interest on reserves	(160,058)	(20,965)	(11,831)	192,854				—
Required interest on DAC	48,907	6,136	145	(55,188)				—
Amortization of acquisition costs	103,792	25,162	538					129,492
Commissions, premium taxes, and non-deferred acquisition costs	47,609	22,041	5			(23)	(2)	69,632
Insurance administrative expense(1)					55,812	3,590	(3)	59,402
Parent expense					2,667	1,578	(4)	4,245
Stock-based compensation expense					10,412			10,412
Interest expense				22,433				22,433
Total expenses	436,951	194,948	(2,562)	160,099	68,891	5,145		863,472
Subtotal	168,596	60,253	2,564	61,528	(68,475)	(5,168)		219,298
Non-operating items						5,168	(3,4)	5,168
Measure of segment profitability (pretax)	$168,596	$60,253	$2,564	$61,528	$(68,475)	$—		224,466
Deduct applicable income taxes								(41,744)
Net operating income								182,722
Add back income taxes applicable to segment profitability								41,744
Add (deduct) realized investment gains (losses)								1,032
Add (deduct) administrative settlements								(3,590)
Add (deduct) non-operating costs								(1,578)
Income before income taxes per Condensed Consolidated Statement of Operations								$220,330

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)	Administrative settlements.

(4)	Non-operating costs.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 11—Business Segments (continued)

	Three Months Ended September 30, 2017
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$576,223	$242,991	$3					$819,217
Net investment income				$213,872				213,872
Other income					$361	$(30)	(2)	331
Total revenue	576,223	242,991	3	213,872	361	(30)		1,033,420
Expenses:
Policy benefits	386,445	155,774	9,000					551,219
Required interest on reserves	(152,862)	(19,617)	(12,433)	184,912				—
Required interest on DAC	46,893	5,881	172	(52,946)				—
Amortization of acquisition costs	98,268	23,458	608					122,334
Commissions, premium taxes, and non-deferred acquisition costs	44,748	21,746	7			1,362	(2,3)	67,863
Insurance administrative expense(1)					52,426			52,426
Parent expense					2,330			2,330
Stock-based compensation expense					8,263			8,263
Interest expense				20,970				20,970
Total expenses	423,492	187,242	(2,646)	152,936	63,019	1,362		825,405
Subtotal	152,731	55,749	2,649	60,936	(62,658)	(1,392)		208,015
Non-operating items						1,392	(3)	1,392
Measure of segment profitability (pretax)	$152,731	$55,749	$2,649	$60,936	$(62,658)	$—		209,407
Deduct applicable income taxes								(63,342)
Net operating income								146,065
Add back income taxes applicable to segment profitability								63,342
Add (deduct) realized investment gains (losses)								12,595
Add (deduct) guaranty fund assessments								(1,392)
Income before income taxes per Condensed Consolidated Statement of Operations								$220,610

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)	Guaranty fund assessments.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 11—Business Segments (continued)

	Nine Months Ended September 30, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,806,384	$758,439	$12					$2,564,835
Net investment income				$658,279				658,279
Other income					$1,180	$(76)	(2)	1,104
Total revenue	1,806,384	758,439	12	658,279	1,180	(76)		3,224,218
Expenses:
Policy benefits	1,196,616	483,654	25,852					1,706,122
Required interest on reserves	(474,373)	(62,095)	(35,733)	572,201				—
Required interest on DAC	145,126	18,228	448	(163,802)				—
Amortization of acquisition costs	312,168	74,311	1,710					388,189
Commissions, premium taxes, and non-deferred acquisition costs	142,253	66,502	19			(76)	(2)	208,698
Insurance administrative expense(1)					166,560	3,590	(3)	170,150
Parent expense					7,806	1,578	(4)	9,384
Stock-based compensation expense					29,969			29,969
Interest expense				66,466				66,466
Total expenses	1,321,790	580,600	(7,704)	474,865	204,335	5,092		2,578,978
Subtotal	484,594	177,839	7,716	183,414	(203,155)	(5,168)		645,240
Non-operating items						5,168	(3,4)	5,168
Measure of segment profitability (pretax)	$484,594	$177,839	$7,716	$183,414	$(203,155)	$—		650,408
Deduct applicable income taxes								(120,456)
Net operating income								529,952
Add back income taxes applicable to segment profitability								120,456
Add (deduct) realized investment gains (losses)								14,796
Add (deduct) administrative settlements								(3,590)
Add (deduct) non-operating costs								(1,578)
Income before income taxes per Condensed Consolidated Statements of Operations								$660,036

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)	Administrative settlements.

(4)	Non-operating costs.

                                 TMK 2018 FORM 10-Q QTR 3

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except per share data)

Note 11—Business Segments (continued)

	Nine Months Ended September 30, 2017
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,725,896	$730,557	$9					$2,456,462
Net investment income				$634,930				634,930
Other income					$1,239	$(99)	(2)	1,140
Total revenue	1,725,896	730,557	9	634,930	1,239	(99)		3,092,532
Expenses:
Policy benefits	1,166,289	470,104	26,923			2,094	(3)	1,665,410
Required interest on reserves	(452,339)	(57,859)	(37,245)	547,443				—
Required interest on DAC	139,042	17,530	524	(157,096)				—
Amortization of acquisition costs	296,646	71,801	1,916					370,363
Commissions, premium taxes, and non-deferred acquisition costs	132,094	64,599	25			1,293	(2,4)	198,011
Insurance administrative expense(1)					155,751			155,751
Parent expense					7,228			7,228
Stock-based compensation expense					24,809			24,809
Interest expense				62,825				62,825
Total expenses	1,281,732	566,175	(7,857)	453,172	187,788	3,387		2,484,397
Subtotal	444,164	164,382	7,866	181,758	(186,549)	(3,486)		608,135
Non-operating items						3,486	(3,4)	3,486
Measure of segment profitability (pretax)	$444,164	$164,382	$7,866	$181,758	$(186,549)	$—		611,621
Deduct applicable income taxes								(184,703)
Net operating income								426,918
Add back income taxes applicable to segment profitability								184,703
Add (deduct) realized investment gains (losses)								6,142
Add (deduct) administrative settlements								(2,094)
Add (deduct) guaranty fund assessments								(1,392)
Income before income taxes per Condensed Consolidated Statements of Operations								$614,277

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)	Administrative settlements.

(4)	Guaranty fund assessments.

                                 TMK 2018 FORM 10-Q QTR 3

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

See analysis of profitability by segment below.

                                 TMK 2018 FORM 10-Q QTR 3

Current Highlights, comparing the first nine months of 2018 with the first nine months of 2017.

•	Net income as a return on equity (ROE) was 12.4%(1) and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio was 14.7%(1,2).

•
Total premium increased 4% over the prior year to $2.6 billion. Life premium increased 5% over the prior year to $1.8 billion. Life underwriting margin increased 9% from $444 million in 2017 to $485 million in 2018.

•	Through September 30, 2018, the Company repurchased 3 million shares at a total cost of $250 million for an average share price of $85.54.

The following represents net income and net operating income for the nine months ended September 30, 2018 and 2017.

NET INCOME(1)
(Dollar amounts in thousands)
$536,749
2018
$427,148
2017

NET OPERATING INCOME[1,2]
(Dollar amounts in thousands)
$529,952
2018
$426,918
2017

(1)
In 2017, new tax legislation revised the corporate income tax rate from 35% to 21% effective January 1, 2018. See Note 5—Income Taxes for further discussion. In 2018, income tax expense was calculated based on the 21% rate as compared with a 35% rate for 2017.

(2)
Net operating income is considered a non-GAAP measure and it has been used consistently by Torchmark’s management for many years to evaluate the operating performance of the Company, and is a measure commonly used in the life insurance industry. It differs from net income primarily because it excludes certain non-operating items such as realized investment gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio.

Summary of Operations. Net income increased 26% to $537 million during the first nine months of 2018, compared with $427 million in the same period in 2017. This increase was primarily related to the tax reform enacted in 2017 which reduced corporate income tax rates. Included in net income were after-tax realized gains of $12 million in 2018, compared with realized after-tax gains of $6 million for the same period in 2017. On a diluted per common share basis, net income per common share for the nine months ended September 30, 2018 increased 30% from $3.58 to $4.64. The per share results have exceeded the growth in dollar amounts due to our share repurchase program. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.
Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income increased 24%, or $103 million, to $530 million for the nine months ended September 30, 2018, compared with $427 million for the same 2017 period.

                                 TMK 2018 FORM 10-Q QTR 3

Torchmark's operations on a segment-by-segment basis are discussed in depth below. The life insurance segment is our strongest segment and the largest contributor to earnings in each year presented.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	%
Life insurance underwriting margin	$484,594	$444,164	$40,430	9
Health insurance underwriting margin	177,839	164,382	13,457	8
Annuity underwriting margin	7,716	7,866	(150)	(2)
Excess investment income	183,414	181,758	1,656	1
Other insurance:
Other income	1,180	1,239	(59)	(5)
Administrative expense	(166,560)	(155,751)	(10,809)	7
Corporate and other	(37,775)	(32,037)	(5,738)	18
Pre-tax total	650,408	611,621	38,787	6
Applicable taxes	(120,456)	(184,703)	64,247	(35)
Net operating income	529,952	426,918	103,034	24
Reconciling items, net of tax:
Realized gains (losses)	11,689	6,235	5,454
Part D adjustment - discontinued operations	(55)	(3,739)	3,684
Non-operating costs	(1,247)	—	(1,247)
Administrative settlements	(3,590)	(1,361)	(2,229)
Guaranty Fund Assessment	—	(905)	905
Net income	$536,749	$427,148	$109,601	26
Total premium income rose 4% for the nine months ended September 30, 2018 to $2.6 billion. Total net sales increased 2% to $428 million, when compared with the same period in 2017. First-year collected premium was $350 million for the 2018 period, compared with $339 million for the 2017 period.
Life insurance premium income increased 5% to $1.8 billion over the prior year total of $1.7 billion. Life net sales fell 1% to $313 million for the nine month period of 2018. First-year collected life premium rose 1% to $241 million. Life underwriting margins, as a percent of premium, increased to 27% in 2018 from 26% in the prior year period, due to lower policy obligations. Underwriting income increased to $485 million for the first nine months of 2018, 9% over the same period in 2017.
Health insurance premium income increased 4% to $758 million over the prior year total of $731 million. Health net sales rose 11% to $115 million for the nine month period of 2018. First-year collected health premium rose 9% to $109 million. Health underwriting margins, as a percent of premium, were flat at 23% in both 2018 and 2017. Underwriting income increased to $178 million for the first nine months of 2018, 8% over the same period in 2017.
Excess investment income, the measure of profitability of our investment segment, increased 1% during the first nine months of 2018 to $183 million from $182 million in the same period in 2017. Growth in excess investment income continues to be impeded by investing at yields lower than the yield on dispositions and the average yield on the entire portfolio. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 4% in 2018 to $1.58 from $1.52 in the same period last year.
Insurance administrative expenses were up 6.9% in 2018 when compared with the prior year period. These expenses were 6.5% as a percentage of premium during the first nine months of 2018 compared with 6.3% a year earlier. The increase in administrative expenses was primarily due to an increase in pension and other employee costs and investments in information technology.

                                 TMK 2018 FORM 10-Q QTR 3

Share Repurchases. We have an on-going share repurchase program which began in 1986 that is reviewed quarterly and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 7, 2018. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent Company with excess cash flow. Excess cash flow is primarily made up of cash received from the insurance subsidiaries less dividends paid to shareholders and interest paid on our debt. See further discussion in the Capital Resources section below. Share purchases are also made with the proceeds from option exercises by current and former employees in order to reduce dilution. The following chart summarizes share purchases for the nine month periods ended September 30, 2018 and 2017.

Analysis of Share Purchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2018			2017
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	2,919	$249,670	$85.54	3,176	$242,841	$76.46
Option exercise proceeds	555	48,644	87.57	760	58,607	77.16
Total	3,474	$298,314	$85.87	3,936	$301,448	$76.59
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow at the Parent Company.

A detailed discussion of our operations by component segment follows.
Life insurance, comparing the first nine months of 2018 with the first nine months of 2017. Life insurance is our predominant segment, representing 70% of premium income and 72% of insurance underwriting margin in the first nine months of 2018. In addition, investments supporting the reserves for life business generate the majority of investment income attributable to the investment segment.

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

                                 TMK 2018 FORM 10-Q QTR 3

The following table presents the summary of results for life insurance.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,806,384	100	$1,725,896	100	$80,488	5

Policy obligations	1,196,616	66	1,166,289	67	30,327	3
Required interest on reserves	(474,373)	(26)	(452,339)	(26)	(22,034)	5
Net policy obligations	722,243	40	713,950	41	8,293	1
Commissions, premium taxes, and non-deferred acquisition expenses	142,253	8	132,094	8	10,159	8
Amortization of acquisition costs	457,294	25	435,688	25	21,606	5
Total expense	1,321,790	73	1,281,732	74	40,058	3
Insurance underwriting margin before other income and administrative expenses	$484,594	27	$444,164	26	$40,430	9

The following table presents Torchmark’s life insurance premium by distribution channel.
Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$805,372	45	$741,392	43	$63,980	9
Globe Life Direct Response	628,525	35	613,568	35	14,957	2
Liberty National Exclusive Agency	209,224	11	205,775	12	3,449	2
Other Agencies	163,263	9	165,161	10	(1,898)	(1)
Total	$1,806,384	100	$1,725,896	100	$80,488	5

Annualized life premium in force was $2.5 billion at September 30, 2018, an increase of 4% over $2.4 billion a year earlier.

                                 TMK 2018 FORM 10-Q QTR 3

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance Net Sales by Distribution Channel (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$169,442	54	$167,478	53	$1,964	1
Globe Life Direct Response	96,978	31	106,652	34	(9,674)	(9)
Liberty National Exclusive Agency	36,189	12	34,609	11	1,580	5
Other Agencies	9,901	3	7,501	2	2,400	32
Total	$312,510	100	$316,240	100	$(3,730)	(1)

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium by Distribution Channel (Dollar amounts in thousands)
	Nine Months Ended September 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$143,498	60	$135,935	57	$7,563	6
Globe Life Direct Response	62,889	26	70,989	30	(8,100)	(11)
Liberty National Exclusive Agency	27,369	11	24,587	10	2,782	11
Other Agencies	7,424	3	7,325	3	99	1
Total	$241,180	100	$238,836	100	$2,344	1

While American Income Exclusive Agency has historically marketed primarily to members of labor unions, this agency has diversified in recent years by focusing heavily on other affinity groups, third party internet vendor leads, and referrals which has driven growth despite declines in North American union membership. This agency is Torchmark’s largest contributor to life premium at 45% of Torchmark’s 2018 year-to-date total. This agency produced premium income during the first nine months of $805 million, an increase of 9% over the comparable prior year period of $741 million. First-year collected premium was $143 million, an increase of 6%. Net sales increased 1% to $169 million in 2018 over the 2017 total of $167 million. Over the long-term, sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average agent count was flat at 6,983 for the nine months ended September 30, 2018, compared with 6,962 for the same period in 2017. As is the case with all Torchmark agencies, the average agent count is based on the actual count at the end of each week during the period.
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

                                 TMK 2018 FORM 10-Q QTR 3

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
Globe Life Direct Response’s life premium income rose 2% to $629 million, representing 35% of Torchmark’s total life premium in the first nine months of 2018. Net sales for this group decreased 9% due to operational changes designed to maximize profitability on new business. We expect the decline in sales to moderate over the remainder of 2018. First-year collected premium decreased 11% to $63 million. The underwriting margin, as a percent of premium, was 17%, up from 15% in the nine months ended September 30, 2017. This increase was primarily attributable to favorable claims in the first nine months compared to higher-than-normal claims in the same period in 2017.
The Liberty National Exclusive Agency markets individual and group life insurance to middle-income customers. Life premium income for this agency was $209 million in the first nine months of 2018 compared with $206 million for the same period in 2017. Net sales for the Liberty National Agency increased 5% to $36 million. The continued increases in net sales reflect changes in the structure of the agency that were put in place several years ago. Recent growth in middle management within the agency will help continue this growth. First-year collected premium increased 11% to $27 million. The underwriting margin as a percent of premium was 24%, down from 27% for the nine months ended September 30, 2017. The decrease is primarily attributable to higher policy obligations during the first nine months compared with slightly lower policy obligations during the same period in 2017. The agency also incurred higher acquisition costs associated with investments in technology and other areas to maximize long term business profits.
The Liberty National average agent count increased 8% to 2,151 for the nine months ended September 30, 2018 compared with 1,985 for the same period in 2017. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, the agency's prospecting training program continues to help improve the ability of agents to develop new worksite marketing business.
The Other Agencies distribution channels primarily include independent agencies selling predominantly life insurance. The Other Agencies contributed $163 million of life premium income, or 9% of Torchmark’s total in the first nine months of 2018, but contributed only 3% of net sales for the period.

                                 TMK 2018 FORM 10-Q QTR 3

Health insurance, comparing the first nine months of 2018 with the first nine months of 2017. Health insurance sold by Torchmark includes Medicare Supplement insurance and limited-benefit plans (e.g. dread disease and critical illness coverage).
Health premium accounted for 30% of our total premium in the 2018 period. Health underwriting margin accounted for 27% of total underwriting margin, reflective of the lower underwriting margin as a percentage of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health due to life’s superior profitability and its greater contribution to investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$758,439	100	$730,557	100	$27,882	4

Policy obligations	483,654	64	470,104	64	13,550	3
Required interest on reserves	(62,095)	(8)	(57,859)	(8)	(4,236)	7
Net policy obligations	421,559	56	412,245	56	9,314	2
Commissions, premium taxes, and non-deferred acquisition expenses	66,502	9	64,599	9	1,903	3
Amortization of acquisition costs	92,539	12	89,331	12	3,208	4
Total expense	580,600	77	566,175	77	14,425	3
Insurance underwriting margin before other income and administrative expense	$177,839	23	$164,382	23	$13,457	8

                                 TMK 2018 FORM 10-Q QTR 3

The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$8,370		$8,686		$(316)	(4)
Medicare Supplement	275,365		263,904		11,461	4
	283,735	37	272,590	37	11,145	4
Family Heritage Agency
Limited-benefit plans	202,915		188,350		14,565	8
Medicare Supplement	—		—		—	—
	202,915	27	188,350	26	14,565	8
Liberty National Exclusive Agency
Limited-benefit plans	110,617		108,085		2,532	2
Medicare Supplement	33,981		39,988		(6,007)	(15)
	144,598	19	148,073	20	(3,475)	(2)
American Income Exclusive Agency
Limited-benefit plans	69,579		66,077		3,502	5
Medicare Supplement	172		198		(26)	(13)
	69,751	9	66,275	9	3,476	5
Direct Response
Limited-benefit plans	338		425		(87)	(20)
Medicare Supplement	57,102		54,844		2,258	4
	57,440	8	55,269	8	2,171	4
Total Health Premium
Limited-benefit plans	391,819	52	371,623	51	20,196	5
Medicare Supplement	366,620	48	358,934	49	7,686	2
	$758,439	100	$730,557	100	$27,882	4

                                 TMK 2018 FORM 10-Q QTR 3

We market supplemental health insurance products through a number of distribution channels. Presented below is a table of health net sales by distribution channel.
Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$347		$388		$(41)	(11)
Medicare Supplement	39,868		33,052		6,816	21
	40,215	35	33,440	32	6,775	20
Family Heritage Agency
Limited-benefit plans	45,047		41,755		3,292	8
Medicare Supplement	—		—		—	—
	45,047	39	41,755	40	3,292	8
Liberty National Exclusive Agency
Limited-benefit plans	15,706		14,558		1,148	8
Medicare Supplement	—		—		—	—
	15,706	14	14,558	14	1,148	8
American Income Exclusive Agency
Limited-benefit plans	10,697		10,369		328	3
Medicare Supplement	—		—		—	—
	10,697	9	10,369	10	328	3
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	3,439		3,790		(351)	(9)
	3,439	3	3,790	4	(351)	(9)
Total Net Sales
Limited-benefit plans	71,797	62	67,070	65	4,727	7
Medicare Supplement	43,307	38	36,842	35	6,465	18
	$115,104	100	$103,912	100	$11,192	11

                                 TMK 2018 FORM 10-Q QTR 3

The following table presents health insurance first-year collected premium by distribution channel.
Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2018		2017		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency
Limited-benefit plans	$296		$344		$(48)	(14)
Medicare Supplement	44,721		39,306		5,415	14
	45,017	41	39,650	40	5,367	14
Family Heritage Agency
Limited-benefit plans	35,196		33,116		2,080	6
Medicare Supplement	—		—		—	—
	35,196	32	33,116	33	2,080	6
Liberty National Exclusive Agency
Limited-benefit plans	13,330		12,256		1,074	9
Medicare Supplement	—		2		(2)	(100)
	13,330	12	12,258	12	1,072	9
American Income Exclusive Agency
Limited-benefit plans	11,352		10,840		512	5
Medicare Supplement	—		—		—	—
	11,352	11	10,840	11	512	5
Direct Response
Limited-benefit plans	—		—		—	—
Medicare Supplement	3,862		4,108		(246)	(6)
	3,862	4	4,108	4	(246)	(6)
Total First-Year Collected Premium
Limited-benefit plans	60,174	55	56,556	57	3,618	6
Medicare Supplement	48,583	45	43,416	43	5,167	12
	$108,757	100	$99,972	100	$8,785	9

A discussion of health operations by distribution channel follows.
The UA Independent Agency consists of independent agencies appointed with Torchmark who can also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $284 million, representing 37% of Torchmark’s total health premium. Net sales were $40 million, or 35% of Torchmark’s health sales. This agency primarily produces Medicare Supplement insurance, with Medicare Supplement premium income of $275 million. The UA Independent Agency represents approximately 75% of all Torchmark Medicare Supplement premium and 92% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 4%. Net sales of the Medicare Supplement product has increased 21% in 2018 primarily as a result of an increase in individual sales. First-year collected health premium rose 14% to $45 million.
The Family Heritage Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. The Family Heritage Agency contributed $45 million, representing 39% of Torchmark's total net health sales in the first nine months of 2018. Health premium income was $203 million for the nine month period of 2018, representing 27% of Torchmark’s health premium compared with $188 million or 26% of health premium in the prior year period. Underwriting margin as a percent of premium was 24%, up from 22% for the nine months ended September 30, 2017. The increase was primarily attributed to the runoff of older business and the growing portion of new business sold at higher margins. The

                                 TMK 2018 FORM 10-Q QTR 3

average agent count was 1,042 for the nine months ended September 30, 2018 compared with 984 for the same period in 2017, an increase of 6%.
The Liberty National Exclusive Agency represented 19% of all Torchmark health premium income at $145 million in the nine months of 2018. The Liberty Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through worksite marketing targeting small businesses of 10 to 25 employees. In 2018, health premium income in the Liberty Agency declined $3 million to $145 million from prior year premium. Liberty’s health premium decline is primarily due to the runoff of a block of discontinued Medicare Supplement policies previously sold by the agency.
Other distribution. While some of the Company's distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 17% of health premium in the 2018 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response unit markets primarily Medicare Supplements to employer or union-sponsored groups.

Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

Operating expenses, comparing the first nine months of 2018 with the first nine months of 2017. Operating expenses consist of insurance administrative expenses and Parent Company expenses. Also included is stock compensation expense, which is viewed by us as Parent Company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018		2017
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$74,844	2.9	$70,505	2.9
Other employee costs	27,169	1.1	25,320	1.0
Information technology costs	20,878	0.8	19,325	0.8
Legal costs	6,371	0.2	6,520	0.2
Other administrative costs	37,298	1.5	34,081	1.4
Total insurance administrative expenses	166,560	6.5	155,751	6.3

Parent company expense	7,806		7,228
Stock compensation expense	29,969		24,809
Administrative settlements	3,590		—
Non-operating costs	1,578		—
Total operating expenses, per Condensed Consolidated Statements of Operations	$209,503		$187,788

Insurance administrative expenses:
Increase (decrease) over prior year	6.9%		6.6%
Total operating expenses:
Increase (decrease) over prior year	11.6%		8.5%

The 6.9% increase in administrative expenses was primarily due to an increase in other employee costs and information technology salaries and expenses. The increase in other employee costs was primarily attributed to higher pension expense driven by lower interest rates.

                                 TMK 2018 FORM 10-Q QTR 3

The increase in information technology costs reflects investments related to data analytics capabilities, systems modernizations, customer experience enhancements, and information security programs.

The increase in stock compensation expense was primarily due to higher expense associated with equity awards, reflecting Torchmark's higher share price as compared with the same period a year ago.
During the third quarter of 2018, Torchmark recorded $3.6 million in administrative settlements related to state regulatory examinations.

Investments (excess investment income), comparing the first nine months of 2018 with the first nine months of 2017. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations and is the measure that we use to evaluate the performance of the investment segment as described in Note 11—Business Segments. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”
We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $7.4 billion of cash flow to repurchase Torchmark shares (average split-adjusted price per diluted common share of $16.51) after determining that the repurchases provided a greater return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. Because excess investment income per diluted common share incorporates all capital resources, we believe that excess investment income per diluted share is a useful measure to evaluate the investment segment.
The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted common share.
Excess Investment Income
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Net investment income	$658,279	$634,930	$23,349	4
Interest on net insurance policy liabilities:
Interest on reserves	(572,201)	(547,443)	(24,758)	5
Interest on deferred acquisition costs	163,802	157,096	6,706	4
Net required interest	(408,399)	(390,347)	(18,052)	5
Financing costs	(66,466)	(62,825)	(3,641)	6
Excess investment income	$183,414	$181,758	$1,656	1

Excess investment income per diluted share	$1.58	$1.52	$0.06	4

Mean invested assets (at amortized cost)	$16,101,519	$15,275,412	$826,107	5
Average net insurance policy liabilities(1)	9,702,313	9,306,010	396,303	4
Average debt and preferred securities (at amortized cost)	1,648,035	1,471,616	176,419	12

(1)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

As indicated in the table above, excess investment income increased 1% compared with the year-ago period, while on a per diluted common share basis increased 4% from the year-ago period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted common shares outstanding generally decreases from year to year as result of our share repurchase program.

                                 TMK 2018 FORM 10-Q QTR 3

Net investment income during the nine months ending September 30, 2018 is $23 million or 4% greater than the same period last year. Mean invested assets during the first nine months of 2018 were 5% higher than they were during the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.57% in the first nine months of 2018, compared with 5.68% a year earlier. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at rates less than the average portfolio yield rate and reinvested the proceeds from dispositions at yield rates less than what we earned on these bonds prior to disposition. As a result, growth in net investment income has been slower than the growth in mean invested assets in recent years. We currently expect that the average annual turnover of fixed maturity assets during the next five years will not exceed 1% to 3% of the portfolio and will not have a material negative impact on investment income.
Should long-term interest rates rise, Torchmark's net investment income would benefit due to higher interest rates on new investments. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 45 to 50 basis points before the net unrealized gains on our fixed maturity portfolio as of September 30, 2018 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability, to hold our fixed maturities to maturity.
Required interest on net insurance policy liabilities is the amount of net investment income considered by management necessary to “fund” net insurance policy liabilities, which is the net of the benefit reserve liability and deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the interest required by the insurance segments. As discussed in Note 11—Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used to discount the benefit reserve liability and to amortize the deferred acquisition costs for our insurance policies in force.
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
Required interest on net insurance policy liabilities increased $18 million or 5% to $408 million, in line with the growth in average net interest-bearing insurance policy liabilities.
Financing costs for the segment primarily consist of interest on our various debt instruments. Interest on our debt increased in the first nine months of 2018 to $66 million compared with $63 million for the same period last year. The increase in financing costs was primarily due to higher interest rates on short-term debt. We expect the fourth quarter interest expense to be slightly higher due to costs of carrying the redeemed obligation for a portion of the quarter.
More information concerning debt can be found in the Capital Resources section of this report.

                                 TMK 2018 FORM 10-Q QTR 3

Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Interest on funded debt	$54,631	$55,089	$(458)	(1)
Interest on term loan	2,298	1,706	592	35
Interest on short-term debt	9,533	6,026	3,507	58
Other	4	4	—	—
Financing costs	$66,466	$62,825	$3,641	6

Realized Gains and Losses, comparing the first nine months of 2018 with the first nine months of 2017. Our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Since these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.
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
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2018		2017
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$52	$—	$3,153	$0.02
Called or tendered	9,686	0.08	5,628	0.05
Write-downs	—	—	(159)	—
Other long-term investments	1,905	0.02	—	—
Other	46	—	(2,387)	(0.02)
Total	$11,689	$0.10	$6,235	$0.05
1) Written down due to other-than-temporary impairment

Investments (acquisitions), comparing the first nine months of 2018 with the first nine months of 2017. Torchmark’s investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives; instead, we consider investing in shorter or lower yielding securities taking into consideration the slope of the yield curve and other factors.

                                 TMK 2018 FORM 10-Q QTR 3

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cost of acquisitions:
Investment-grade corporate securities	$566,250	$1,046,773
Tax-exempt municipal securities	171,572	—
Other investment-grade securities	8,708	5,932
Total fixed maturity acquisitions	$746,530	$1,052,705

Effective annual yield (one year compounded)(1)	4.82%	4.74%
Average life (in years, to next call)	16.6	22.8
Average life (in years, to maturity)	22.9	23.7
Average rating	A-	BBB+

(1)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
Acquisitions in both periods consisted primarily of corporate bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. The average rating was higher during the first nine months ended September 30, 2018 due to investing in higher rated tax-exempt municipal bonds. All of the acquired securities were investment grade.
Investments (portfolio composition). The composition of the investment portfolio at book value on September 30, 2018 and December 31, 2017 was as follows:
Invested Assets at September 30, 2018
(Dollar amounts in thousands)

	At September 30, 2018		At December 31, 2017
	Amount	% of Total	Amount	% of Total
Fixed maturities (at amortized cost)	$15,462,364	92	$14,995,101	95
Policy loans	543,836	3	529,529	3
Other long-term investments(1)	182,583	1	107,953	1
Short-term investments	633,490	4	127,071	1
Total	$16,822,273	100	$15,759,654	100

(1)	Includes investments accounted for under the fair value option at amortized cost of $100 million (fair value of $108 million) as of September 30, 2018.

At September 30, 2018, approximately 92% of our investments at book value are in a diversified fixed-maturity portfolio. Policy loans, which are secured by policy cash values, make up approximately 3% of our investments. We also have insignificant investments in equity securities and other long-term investments. The increase in short-term investments is due to proceeds from the issuance of the 4.55% Senior Notes on September 27, 2018. Because fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities.

                                 TMK 2018 FORM 10-Q QTR 3

Fixed Maturities. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2018 and December 31, 2017.

Fixed Maturities by Sector
At September 30, 2018
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$66,356	$3,137	$(5,895)	$63,598	$1,979,977	$196,468	$(19,561)	$2,156,884	13	13
Banks	27,083	—	(3,472)	23,611	785,443	56,838	(13,269)	829,012	5	5
Other financial	74,957	—	(12,884)	62,073	944,025	32,330	(33,812)	942,543	6	6
Total financial	168,396	3,137	(22,251)	149,282	3,709,445	285,636	(66,642)	3,928,439	24	24
Utilities
Electric	20,107	356	(48)	20,415	1,460,497	189,662	(10,936)	1,639,223	10	10
Gas and water	—	—	—	—	532,047	27,629	(10,483)	549,193	3	3
Total utilities	20,107	356	(48)	20,415	1,992,544	217,291	(21,419)	2,188,416	13	13
Industrial - Energy
Pipelines	40,563	478	(1,782)	39,259	907,381	71,015	(14,145)	964,251	6	6
Exploration and production	28,136	1,230	(146)	29,220	526,801	46,877	(4,100)	569,578	3	3
Oil field services	33,857	—	(8,340)	25,517	83,699	6,519	(8,339)	81,879	1	1
Refiner	—	—	—	—	72,992	11,733	(354)	84,371	1	1
Driller	44,837	—	(11,040)	33,797	44,837	—	(11,040)	33,797	—	—
Total energy	147,393	1,708	(21,308)	127,793	1,635,710	136,144	(37,978)	1,733,876	11	11
Industrial - Basic materials
Chemicals	—	—	—	—	554,326	13,517	(15,004)	552,839	4	3
Metals and mining	57,416	3,740	—	61,156	386,986	44,657	(262)	431,381	2	3
Forestry products and paper	—	—	—	—	111,757	8,255	(781)	119,231	1	1
Total basic materials	57,416	3,740	—	61,156	1,053,069	66,429	(16,047)	1,103,451	7	7
Industrial - Consumer, non-cyclical	21,332	—	(5,256)	16,076	1,965,304	79,373	(63,245)	1,981,432	13	12
Other industrials	46,925	1,928	(809)	48,044	1,351,458	79,074	(29,951)	1,400,581	9	9
Industrial - Transportation	26,328	1,161	(601)	26,888	560,482	48,812	(7,452)	601,842	3	4
Other corporate sectors	135,952	2,687	(10,923)	127,716	1,311,933	55,481	(48,477)	1,318,937	8	8
Total corporates	623,849	14,717	(61,196)	577,370	13,579,945	968,240	(291,211)	14,256,974	88	88
Other fixed maturities:
Government (U.S., municipal, and foreign)	306	126	—	432	1,673,666	86,433	(16,496)	1,743,603	11	11
Collateralized debt obligations	57,794	26,119	(4,997)	78,916	57,794	26,119	(4,997)	78,916	—	—
Other asset-backed securities	—	—	—	—	149,866	1,818	(872)	150,812	1	1
Mortgage-backed securities(1)	—	—	—	—	1,093	73	—	1,166	—	—
Total fixed maturities	$681,949	$40,962	$(66,193)	$656,718	$15,462,364	$1,082,683	$(313,576)	$16,231,471	100	100

(1)	Includes GNMA's.

                                 TMK 2018 FORM 10-Q QTR 3

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

                                 TMK 2018 FORM 10-Q QTR 3

At September 30, 2018, fixed maturities had a fair value of $16.2 billion, compared with $17.0 billion at December 31, 2017. The net unrealized gain position in the fixed-maturity portfolio decreased from $2.0 billion at December 31, 2017 to $769 million at September 30, 2018 due to increases in interest rates during the period. The September 30, 2018 net unrealized gain consisted of gross unrealized gains of $1.1 billion offset by $314 million of gross unrealized losses, compared with the December 31, 2017 net unrealized gain which consisted of a gross unrealized gain of $2.1 billion and a gross unrealized loss of $83 million.
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% of amortized cost and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers; the total fixed maturity portfolio consisted of 612 issuers.
An analysis of the fixed maturity portfolio at September 30, 2018 and December 31, 2017 by a composite quality rating is shown in the table below. The composite quality rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above (It should be noted that the composite quality rating is not a Standard & Poor's credit rating. Standard and Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating.) Included in the chart below are private placement fixed maturity holdings of $601 million at amortized cost ($598 million at fair value). The ratings for these holdings were assigned by the third party managers of those securities.

Fixed Maturities by Rating
(Dollar amounts in thousands)

	September 30, 2018
	Amortized Cost	%	Fair Value	%
Investment grade:
AAA	$717,886	5	$717,161	4
AA	1,164,908	8	1,223,593	8
A	4,238,263	27	4,679,228	29
BBB+	3,400,528	22	3,546,631	22
BBB	3,517,209	23	3,622,670	22
BBB-	1,741,621	11	1,785,470	11
Investment grade	14,780,415	96	15,574,753	96
Below investment grade:
BB	385,562	2	371,341	2
B	164,070	1	136,638	1
Below B	132,317	1	148,739	1
Below investment grade	681,949	4	656,718	4
	$15,462,364	100	$16,231,471	100

                                 TMK 2018 FORM 10-Q QTR 3

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

Of the $15.5 billion of fixed maturities at amortized cost as of September 30, 2018, $14.8 billion or 96% were investment grade with an average rating of A-. Below-investment-grade bonds were $682 million with an average rating of B+. Below-investment-grade bonds at amortized cost were 14% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2018. Overall, the total portfolio was rated BBB+ based on amortized cost, the same as at the end of 2017.
An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first nine months of 2018 is as follows:

Below-Investment-Grade Bonds
(Dollar amounts in thousands)

Balance as of December 31, 2017	$702,256
Downgrades by rating agencies	—
Upgrades by rating agencies	—
Disposals	(23,154)
Amortization and other	2,847
Balance as of September 30, 2018	$681,949

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

                                 TMK 2018 FORM 10-Q QTR 3

Additional information concerning the fixed-maturity portfolio is as follows:
Fixed Maturity Portfolio Selected Information

	At
	September 30, 2018	December 31, 2017	September 30, 2017
Average annual effective yield(1)	5.56%	5.60%	5.63%
Average life, in years, to:
Next call(2)	17.0	17.5	17.4
Maturity(2)	18.8	19.1	19.2
Effective duration to:
Next call(2,3)	10.2	10.8	10.7
Maturity(2,3)	10.9	11.5	11.4

(1)	Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

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
Financial Condition
Liquidity. Liquidity provides Torchmark with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is evidenced by consistent positive cash flow, a portfolio of marketable investments, and our credit facility.
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
Parent Company liquidity. An important source of Parent Company liquidity is the dividends from its insurance subsidiaries. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. In the first nine months of 2018, the Parent Company received $372 million of cash dividends from subsidiaries, compared with $309 million in 2017. The increase in cash dividends received from subsidiaries was primarily due to the timing of dividend payments. For the full year 2018, cash dividends from subsidiaries are expected to total approximately $420 million. Including transfers from other subsidiaries, and after paying shareholder dividends, interest on debt obligations and other expenses, we expect the Parent Company to have approximately $340 million in excess cash flow in 2018.
Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, and a credit facility. At September 30, 2018, the Parent Company had $612 million of invested cash and net intercompany receivables, including $543 million in net proceeds received at the end of the quarter from the issuance of the new senior debt. The credit facility is discussed below.

Credit Facility. We have a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. We may request the extension, however, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which we may issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest on the commercial paper program is charged at variable rates. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be

                                 TMK 2018 FORM 10-Q QTR 3

issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of September 30, 2018, we were in full compliance with those covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt. Also included in short-term debt at September 30, 2018 are the $293 million par value of 9.25% Senior Notes due June 15, 2019 which were redeemed on October 29, 2018 as discussed in Note 10—Debt and later under Long-Term Debt section.
The following table presents certain information about our commercial paper borrowings.
Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2018	December 31, 2017	September 30, 2017
Balance of commercial paper at end of period (par value)	$317,318	$324,250	$305,800
Annualized interest rate	2.57%	1.78%	1.44%
Letters of credit outstanding	$155,000	$177,000	$177,000
Remaining amount available under credit line	277,682	248,750	267,200

	Nine Months Ended September 30,
	2018	2017
Average balance of commercial paper outstanding during period (par value)	$386,663	$336,664
Daily-weighted average interest rate (annualized)	2.32%	1.24%
Maximum daily amount outstanding during period (par value)	$525,990	$455,912
The increase in commercial paper during the nine months ended September 30, 2018 reflects timing of cash needs at the Parent Company and funds used to call the Company's $20 million Junior Subordinated Debentures. We had no difficulties in accessing the commercial paper market under this facility during the nine month periods ended September 30, 2018 and 2017.
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
Consolidated liquidity. Consolidated net cash inflows from operations were $937 million in the first nine months of 2018, compared with $1.1 billion in the same period of 2017. The decrease is primarily attributable to a reduction in cash flows from discontinued operations and fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from maturities, calls, and repayments of fixed maturities available for sale in the amount of $267 million during the 2018 period. As previously noted under the caption Credit Facility, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.
Cash and short-term investments were $711 million at September 30, 2018, compared with $246 million at December 31, 2017. The increase is attributed to the issuance of the new senior debt at quarter end. In addition to these liquid assets, the entire $16.2 billion (fair value at September 30, 2018) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

                                 TMK 2018 FORM 10-Q QTR 3

Capital Resources. Our goal is to maintain capital at levels necessary to support our current ratings. For the past several years, that level has been around a National Association of Insurance Commissioners (NAIC) Company Action Level Risk Based Capital (RBC) ratio of 325% on a consolidated basis. In June, the NAIC issued adjustments to certain RBC factors to reflect the reduction of the corporate income tax rate from 35% to 21%, which are effective for 2018. The effect of the adjustments is to increase the amount of required capital which comprises the denominator of the RBC ratio. In light of these adjustments and following discussions with our rating agencies, Torchmark is reducing the targeted consolidated RBC ratio to be in the range of 300% to 320%. While the consolidated target ratio has declined, the actual amount of capital at the insurance subsidiaries will be higher at December 31, 2018 than recent years.
Torchmark used approximately $150 million of the net proceeds from the recent issuance of new senior debt to provide additional capital to its insurance subsidiaries. To the extent that additional capital is needed in the future, the Company is confident that it can fund any capital with additional debt offerings or the use of Parent Company liquidity sources.
On a consolidated basis, Torchmark’s capital structure consists of short-term debt (comprised of the commercial paper outstanding discussed above, current maturities of the term loan, and current maturities of funded debt), long-term debt (comprised of long-term maturities of funded debt and long term maturities of the term loan), and shareholders’ equity.

The outstanding long-term debt at book value was $1.4 billion at September 30, 2018 and $1.1 billion at December 31, 2017. An analysis of debt issues outstanding is as follows at September 30, 2018.

Selected Information about Debt Issues
As of September 30, 2018
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Notes	2023	7.875%		$165,612	$164,437	$191,786
Senior Notes(1)	2019	9.250%		292,647	292,265	304,779
Senior Notes(2)	2022	3.800%		150,000	148,701	149,307
Senior Notes	2028	4.550%		550,000	543,203	552,338
Junior Subordinated Debentures	2056	6.125%		300,000	290,505	307,336
Junior Subordinated Debentures	2057	5.275%		125,000	123,351	97,712
Term loan	2021	3.326%	(3)	95,000	95,000	95,000
				1,678,259	1,657,462	1,698,258
Less current maturity of term loan(4)				6,250	6,250	6,250
Less current maturity of funded debt				292,647	292,265	304,779
Total long-term debt				1,379,362	1,358,947	1,387,229

Current maturity of term loan(4)				6,250	6,250	6,250
Current maturity of funded debt				292,647	292,265	304,779
Commercial paper				317,318	316,496	316,496
Total short-term debt				616,215	615,011	627,525

Total debt				$1,995,577	$1,973,958	$2,014,754

(1)	Amount was redeemed on October 29, 2018.

(2)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

(3)	Interest paid at 1 month LIBOR plus 125 basis points, resets each month.

(4)	The current amount of the term loan due of $6.3 million is classified as short term debt.

                                 TMK 2018 FORM 10-Q QTR 3

Issuance of long-term debt: On September 27, 2018, Torchmark completed the issuance and sale of $550 million in aggregate principal of Torchmark’s 4.55% Senior Notes due September 15, 2028. The notes were sold pursuant to Torchmark’s shelf registration statement on Form S-3, filed September 26, 2018. The net proceeds from the sale of the notes were $543 million, after giving effect to the underwriting discounts and commissions and estimated offering expenses payable by Torchmark. Torchmark used a portion of the net proceeds from the sale of the notes to redeem the $293 million outstanding principal amount on Torchmark’s 9.25% Senior Notes due June 15, 2019, including the payment of an approximately $11 million “make-whole” premium plus accrued and unpaid interest to, but excluding, the date of redemption. Torchmark has used approximately $150 million of the net proceeds to provide additional capital to its insurance subsidiaries and intends to use any remaining net proceeds for general corporate purposes, which may include additional holding company liquidity and the repayment of a portion of Torchmark’s outstanding commercial paper. The rating agencies assigned ratings for the new debt consistent with prior ratings.
Due to increasing variable interest rates, on June 15, 2018, the Company called its $20 million Junior Subordinated Debentures. As previously noted under the caption Results of Operations in this report, we acquired 2.9 million of our outstanding common shares under our share repurchase program during the first nine months of 2018. These shares were acquired at a cost of $250 million (average of $85.54 per share), compared with purchases of 3.2 million shares at a cost of $243 million (average of $76.46 per share) in the first nine months of 2017.
On August 9, 2018, the Company announced that it had declared a quarterly dividend of $0.16 per share. This dividend was paid on November 1, 2018.
Shareholders’ equity was $5.5 billion at September 30, 2018. This compares with $6.2 billion at December 31, 2017 and $5.2 billion at September 30, 2017. During the nine months since December 31, 2017, shareholders’ equity decreased due to $949 million of after-tax unrealized losses in the fixed-maturity portfolio as interest rates have increased over the period. In addition, shareholders' equity was increased by net income of $537 million. Share purchases of $250 million noted above during the period reduced shareholders’ equity.
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

                                 TMK 2018 FORM 10-Q QTR 3

The following table presents selected data related to capital resources. Additionally, the table presents the effect of the GAAP requirement to revalue our fixed maturity assets on relevant items so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	September 30, 2018		December 31, 2017		September 30, 2017
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$16,231,471	$769,107	$16,969,325	$1,974,224	$16,652,913	$1,738,333
Deferred acquisition costs(2)	4,091,601	(7,150)	3,958,063	(10,819)	3,911,800	(11,273)
Total assets	23,469,488	761,957	23,474,985	1,963,405	22,993,607	1,727,060
Short-term debt	615,011	—	328,067	—	309,002	—
Long-term debt	1,358,947	—	1,132,201	—	1,130,806	—
Shareholders' equity	5,538,905	601,946	6,231,421	1,551,090	5,167,685	1,122,589

Book value per diluted share	48.35	5.25	52.95	13.18	43.78	9.51
Debt to capitalization(3)	26.3%	(2.3)%	19.0%	(4.8)%	21.8%	(4.5)%

Diluted shares outstanding	114,559		117,696		118,028
Actual shares outstanding	112,168		114,593		115,359

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.

(2)	Includes the value of insurance purchased.

(3)
Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 10.9 times in the first nine months of 2018, compared with 10.8 times in the 2017 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

                                 TMK 2018 FORM 10-Q QTR 3

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

                                 TMK 2018 FORM 10-Q QTR 3

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2018.
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
As of the end of the fiscal quarter completed September 30, 2018, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.
For the quarter ended September 30, 2018, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting. No material weaknesses in such internal controls were identified in the evaluation and as a consequence, no corrective action was required to be taken.

                                 TMK 2018 FORM 10-Q QTR 3

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

Item 1A. Risk Factors
Torchmark had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)    Purchases of Certain Equity Securities by the Issuer and Others

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2018	257,785	$83.20	257,785
August 1-31, 2018	289,533	87.84	289,533
September 1-30, 2018	517,746	86.61	517,746
At its August 7, 2018 meeting, the Board of Directors reaffirmed the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.
Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended September 30, 2018

                                 TMK 2018 FORM 10-Q QTR 3

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: November 6, 2018	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: November 6, 2018	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: November 6, 2018	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

                                 TMK 2018 FORM 10-Q QTR 3