Form 10-K
period 2018-12-31
TORCHMARK CORP
filed 2019-03-01
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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
Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9.0 billion based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2019
Common Stock, $1.00 par value per share	110,236,297 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2019 (Proxy Statement)	Part III

TORCHMARK CORPORATION

	Item 14.	Principal Accountant Fees and Services	119
PART IV.
	Item 15.	Exhibits and Financial Statement Schedules	119

PART I

ITEM 1. BUSINESS

Torchmark Corporation ("Torchmark", "we", "our", and "us") is an insurance holding company incorporated in Delaware in 1979. Its primary subsidiaries are Globe Life And Accident Insurance Company (Globe Life), American Income Life Insurance Company (American Income), Liberty National Life Insurance Company (Liberty National), Family Heritage Life Insurance Company of America (Family Heritage), and United American Insurance Company (United American).

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

The following table presents Torchmark’s business by primary marketing distribution method.

Primary Distribution Method	Company	Products and Target Markets	Distribution
Globe Life Direct Response	Globe Life And Accident Insurance Company McKinney, Texas	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement to lower middle to middle-income Americans.	Nationwide distribution through direct-to-consumer channels; including direct mail, electronic media and insert media.
American Income Exclusive Agency	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to working families.	6,894 producing agents in the U.S., Canada, and New Zealand.
Liberty National Exclusive Agency	Liberty National Life Insurance Company McKinney, Texas	Individual life and supplemental health insurance marketed to lower middle to middle-income families.	2,159 producing agents in the U.S.
Family Heritage Exclusive Agency	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to lower middle to middle-income families.	1,097 producing agents in the U.S.
United American Independent Agency	United American Insurance Company McKinney, Texas	Medicare Supplement coverage to Medicare beneficiaries and, to a lesser extent, supplemental limited-benefit health coverage to people under age 65.	4,415 independent producing agents in the U.S.

Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 14—Business Segments in the Notes to the Consolidated Financial Statements.

TMK 2018 FORM 10-K

Insurance

Life Insurance

Torchmark’s insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional and interest sensitive whole-life insurance, term life insurance, and other life insurance. The following tables present selected information about Torchmark’s life products.

	Annualized Premium in Force (Dollar amounts in thousands)
	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Whole life:
Traditional	$1,643,122	67	$1,567,077	66	$1,471,054	65
Interest-sensitive	41,414	2	44,286	2	47,358	2
Term	671,840	27	664,558	28	657,797	29
Other	108,352	4	97,178	4	86,527	4
	$2,464,728	100	$2,373,099	100	$2,262,736	100

	Policy Count and Average Face Amount Per Policy (Dollar amounts in thousands)
	2018		2017		2016
	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy
Whole life:
Traditional	8,112,745	$13.9	8,045,522	$13.6	7,953,837	$13.2
Interest-sensitive	209,948	20.6	219,487	20.5	229,459	20.5
Term	4,459,850	14.9	4,351,901	15.0	4,232,417	15.2
Other	376,632	12.9	355,053	12.3	329,797	11.9
	13,159,175	$14.3	12,971,963	$14.1	12,745,510	$13.9

The distribution methods for life insurance products include direct response, exclusive agents, and independent agents. These methods are described in more depth in the primary marketing distribution method chart earlier in this report. The following table presents life annualized premium in force by distribution method.

	Annualized Premium in Force (Dollar amounts in thousands)
	2018	2017	2016
Globe Life Direct Response	$812,780	$796,628	$782,222
Exclusive agents:
American Income	1,129,384	1,059,216	966,990
Liberty National	300,846	295,235	288,005
Independent agents:
United American	11,094	12,121	13,292
Other	210,624	209,899	212,227
	$2,464,728	$2,373,099	$2,262,736

TMK 2018 FORM 10-K

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

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2018 by product category.

	Annualized Premium in Force (Dollar amounts in thousands)
	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$524,415	49	$495,982	49	$502,691	51
Limited-benefit plans	549,283	51	522,038	51	495,943	49
	$1,073,698	100	$1,018,020	100	$998,634	100

The following table presents supplemental health annualized premium in force for the three years ended December 31, 2018 by distribution method.

	Annualized Premium in Force (Dollar amounts in thousands)
	2018	2017	2016
Direct Response	$79,325	$76,672	$74,261
Exclusive agents:
Liberty National	201,294	205,136	210,260
American Income	88,237	84,775	78,947
Family Heritage	290,186	268,584	249,857
Independent agents:
United American	414,656	382,853	385,309
	$1,073,698	$1,018,020	$998,634

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ended December 31, 2018 comprised less than 1% of premium.

Pricing

Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, investment income, expenses, and target profit margins. These assumptions are based on Company experience and projected investment earnings. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on annuity products and certain individual life products. Profitability is affected by actual experience deviations from the pricing assumptions and to the extent investment income varies from that required for policy reserves.

Collections for annuity products and certain life products are not recognized as revenues, but are added to policyholder account values. Revenues from these products are derived from charges to the account balances for insurance risk and administrative costs. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income in excess of the amounts required for policy reserves.

TMK 2018 FORM 10-K

Underwriting

The underwriting standards of each Torchmark insurance subsidiary are established by management. Each subsidiary uses information obtained from the application and, in some cases, telephone interviews with applicants, including, but not limited to inspection reports, pharmacy data, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage, or rejected.

Reserves

The life insurance policy reserves reflected in Torchmark’s consolidated financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health policies written by Torchmark’s insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Torchmark’s reserves are reported in Note 1—Significant Accounting Policies. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Torchmark insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Approximately 95% of our invested assets at fair value are fixed maturities at December 31, 2018. (See Note 4—Investments and Management’s Discussion and Analysis.)

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

Risk-Based Capital (RBC). The NAIC requires that a risk-based capital formula be applied to all life and health insurers. The risk-based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All Torchmark insurance subsidiaries are more than adequately capitalized under the risk-based capital formula.

TMK 2018 FORM 10-K

Guaranty Assessments. State guaranty laws provide for assessments from insurance companies to be placed into a fund which is used, in the event of failure or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount which a company is assessed is based on its proportional share of the premium in each state. A significant portion of assessments are recoverable as offsets against state premium taxes. (See Note 6—Commitments and Contingencies for current assessment.)

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

Personnel

At the end of 2018, Torchmark had 3,102 employees, consistent with the prior year.

TMK 2018 FORM 10-K

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The insurance industry is a regulated industry, populated by many public and private companies. We operate in the industry's life and health insurance sectors, each of which has its own set of risks.

Operational Risks:

The development and maintenance of our various distribution systems are critical to growth in product sales and profits. Development and retention of producing agents are critical to support sales growth in this market because our insurance sales are primarily made to individuals, and the face amounts of the life insurance policies sold are typically lower than those of policies sold in higher-income markets. Compensation that is competitive with other career opportunities and motivates producing agents to increase sales is also critical. Globe Life Direct Response is continuously developing new methods of reaching consumers and realizing cost efficiencies. Less than optimum execution of these strategies may result in reduced sales and profits.

Economic conditions may materially adversely affect our business and results of operations. We primarily serve the lower-middle to middle-income market for individual life and health insurance and, as a result, we compete directly with alternative uses of a customer’s disposable income. If disposable income within this demographic group declines or the use of disposable income becomes more limited as a result of a significant, sustained economic downturn or otherwise, then new sales of our insurance products could become more challenging, and our policyholders may choose to defer or stop payment of insurance premiums altogether. Economic conditions could also impact our investment portfolio as discussed under Investment Risks below.

Variations in expected-to-actual rates of mortality, morbidity and persistency could materially negatively affect our results of operations and financial condition. We establish policy reserves to pay future policyholder benefits. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity and persistency, as well as the timing of premium and benefit payments. Even though our actuaries continually test expected-to-actual results, actual levels that occur may differ significantly from the levels assumed when premium rates were first set. Accordingly, we cannot determine with precision the ultimate amounts of policyholder benefits that we will pay or the timing of such payments. Significant adverse variations from the levels assumed when policy reserves are first set could result in increased policy obligations and negatively affect our profit margins and income.

A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition and results of operations. Various rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to fulfill its contractual obligations. These ratings are important to maintaining public confidence in our insurance products. A downgrade or other negative action by a rating agency with respect to the financial strength ratings of our insurance subsidiaries could negatively affect us in many ways, including: limiting or restricting the ability of our insurance subsidiaries to pay dividends to us and adversely affecting our ability to sell insurance products through independent insurance agencies.

Rating agencies also publish credit ratings for us. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to our overall ability to access certain types of capital. Actual or anticipated downgrades in our credit ratings, or an announcement that our ratings are under further review for a downgrade, could potentially have a negative effect on our financial condition and results of operations. Such an event could limit our access to capital markets, increase the cost of debt, or impair our ability to raise capital to refinance maturing debt obligations, thereby potentially limiting our capacity to support growth at our insurance subsidiaries or making it more difficult to maintain or improve the current financial strength ratings of our insurance subsidiaries.

Ratings reflect only a rating agency’s views and are not recommendations to buy, sell or hold our securities. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated

TMK 2018 FORM 10-K

company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models. Changes to the models could impact a rating agency's judgment of the rating to be assigned to the rated company. There can be no assurance that our current credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. We cannot predict what actions the rating agencies may take, or what actions we may take in response to the actions of the rating agencies which could negatively affect our business, financial condition and results of operations.

Life Insurance Marketplace Risk:

Our life insurance products are sold in selected niche markets. We are at risk should any of these markets diminish. We have several life distribution channels that focus on distinct market niches, two of which are labor unions and sales via Globe Life Direct Response solicitation. Deterioration of our relationships with organized labor or adverse changes in the public’s receptivity to direct response marketing initiatives could negatively affect our life insurance business.

Health Insurance Marketplace Risks:

The health insurance market is subject to substantial regulatory scrutiny. Regulatory changes could impact our Medicare Supplement and other supplemental health business. The nature and timing of any such changes cannot be predicted and could have a material adverse effect on our health insurance business.

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

Obtaining timely and appropriate premium rate increases for certain health insurance policies is critical. A significant percentage of the health insurance premiums that our insurance subsidiaries earn is from Medicare Supplement insurance. Medicare Supplement insurance, including conditions under which the premiums for such policies may be increased, is highly regulated at both the state and federal level. As a result, our Medicare Supplement business is characterized by lower profit margins than life insurance and requires strict administrative discipline and economies of scale for success. Since Medicare Supplement policies are coordinated with the federal Medicare program, which experiences health care inflation every year, annual premium rate increases for the Medicare Supplement policies are typically necessary. Obtaining timely rate increases is of critical importance to our success in this market. Accordingly, the inability of our insurance subsidiaries to obtain approval of premium rate increases in a timely manner from state insurance regulatory authorities could adversely impact their profitability and thus our business, financial condition and results of operations.

Information Security and Technology Risks:

The failure to maintain effective and efficient information systems at the Company could compromise data security, thereby adversely affecting our financial condition and results of operations. Our business is highly dependent upon information systems to operate in an efficient and resilient manner. We gather and maintain data on our information systems, including the identity, health and financial information of our current, former and prospective policyholders, for the purpose of conducting marketing, sales and policy administration functions. This information is highly targeted by malicious threat actors.

Malicious threat actors, employee or agent errors or disasters affecting our information systems could impair our business operations, regulatory compliance and financial condition. An attacker could circumvent security measures in order to access, alter or delete data from our systems or to render our systems unavailable for business use. Additionally, we may not become aware of sophisticated cyber-attacks for some time after they occur, thereby increasing the Company's exposure. We may have to incur significant costs to address existing and future regulatory requirements related thereto. These risks are heightened as the frequency and sophistication of cyber-attacks increase.

TMK 2018 FORM 10-K

Employee or agent errors in the handling of our information systems may inadvertently result in unauthorized access to customer or proprietary information, or an inability to use our information systems to efficiently support business operations.

We may utilize the services of third parties in order to conduct our business. Cyber events affecting these third parties could materially impact our sales and operational efficiency.

We anticipate more frequent and sophisticated cyber-attacks along with more impactful regulatory oversight models. An increasing number of states also require that customers be notified of unauthorized access, use or disclosure of their confidential information. Any such breach of confidential information could damage our reputation in the marketplace, deter potential customers from purchasing our products, result in the loss of existing customers, subject us to significant civil and criminal liability, or require us to incur significant technical, legal or other expenses.

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

Investment Risks:

Our investments are subject to market and credit risks. Significant downgrades, delinquencies and defaults in our investment portfolio could potentially result in lower net investment income and increased realized and unrealized investment losses. Our invested assets are subject to the customary risks of defaults, downgrades and changes in market values. Our investment portfolio consists predominately of fixed maturity and short-term investments, where we are exposed to the risk that individual issuers will not have the ability to make required interest or principal payments. The concentration of these investments in any particular issuer, industry, group of related industries or geographic areas increases this risk. Factors that may affect both market and credit risks include interest rate levels (consisting of both treasury rate and credit spread), financial market performance, disruptions in credit markets, general economic conditions, legislative changes, particular circumstances affecting the businesses or industries of each issuer and other factors beyond our control.

Additionally, as the majority of our investments are longer-term fixed maturities that we typically hold until maturity, significant increases in interest rates or inactive markets associated with market downturns could cause a material temporary decline in the fair value of our fixed investment portfolio, even with regard to performing assets. These declines could cause a material increase in unrealized losses in our investment portfolio. Significant unrealized losses could substantially reduce our capital position and shareholders’ equity. It is possible that our investment in certain of these securities with unrealized losses could experience a default event and that a portion or all of that unrealized loss could be unrecoverable. In that case, the unrealized loss would be realized, at which point we would take an impairment charge, reducing our net income.

We cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments on a timely basis or at all. Significant downgrades or defaults of issuers could negatively impact our risk-based capital ratios, leading to potential downgrades of the Company by rating agencies, potential reduction in future dividend capacity from our insurance subsidiaries, and/or higher financing costs at the holding company should additional statutory capital be required.

TMK 2018 FORM 10-K

Changes in interest rates could negatively affect income. Declines in interest rates expose insurance companies to the risk that they will fail to earn the level of interest on investments assumed in pricing products and in setting discount rates used to calculate net policy liabilities. We attempt to manage our investments to earn the level of interest on investments assumed in pricing products and in setting the discount rates used to calculate net policy liabilities. There is a risk that a significant and persistent decline in interest rates will prevent us from doing so, thereby having a negative impact on income. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. Any such calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower rates.

Increases in interest rates could cause the fair value of securities within our fixed maturity portfolio to decline. A rise in interest rates could also result in certain policyholders surrendering their annuity policies for cash, thereby potentially requiring our insurance subsidiaries to liquidate invested assets if other sources of liquidity are not available to meet their obligations. In such a case, realized losses could result from such sales and could adversely affect our statutory income, consolidated RBC ratio and results of operations.

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

The principal sources of our insurance subsidiaries’ liquidity are insurance premiums, as well as investment income, maturities, repayments and other cash flow from our investment portfolio. Our insurance subsidiaries are subject to various state statutory and regulatory restrictions applicable to insurance companies that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us, including laws establishing minimum solvency and liquidity thresholds. For example, in the states where our companies are domiciled, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are restricted based on regulations by their states of domicile. Accordingly, impairments in assets or disruptions in our insurance subsidiaries’ operations that reduce their capital or cash flow could limit or disallow the payment of dividends to us, a principal source of our cash flow.

Changes in laws or regulations in the states in which our companies are domiciled could constrain the ability of our insurance subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses. Additionally, if our insurance subsidiaries were unable to obtain approval of our health insurance premium rate increases in a timely manner from state insurance regulatory authorities, their profitability, and their ability to declare and distribute dividends to us could be negatively impacted. Limitations on the flow of dividends from our subsidiaries could limit our ability to service and repay debt or to pay dividends on our capital stock.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital. Should interest rates rise in the future, the interest rate on any new debt obligation we may issue could increase and our net income could be reduced. In addition, if the credit and capital markets were to experience significant disruption, uncertainty and instability, these conditions could adversely affect our access to capital. Such market conditions may limit our ability to replace maturing liabilities in a timely manner or at all and/or access the capital necessary to grow our business.

In the unlikely event that current sources of liquidity do not satisfy our needs, we may have to seek additional financing or raise capital. The availability and cost of additional financing or capital depend on a variety of factors such as market conditions, the general availability of credit or capital, the volume of trading activities, the overall availability of credit to the insurance industry and our credit ratings and credit capacity. Additionally, customers, lenders or investors could develop a negative perception of our financial prospects if we were to incur large investment losses or if the level of

TMK 2018 FORM 10-K

our business activity were to decrease due to a market downturn. Our access to funds may also be impaired if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms or at all. As such, we may be forced to delay raising capital, issue shorter term securities than we would prefer or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If so, our results of operations, financial condition and cash flows could be materially negatively affected.

Regulatory Risks:

Our businesses are heavily regulated and changes in regulation may reduce our profitability and growth. Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they do business. The primary purpose of this supervision and regulation is the protection of policyholders, not investors. State agencies have broad administrative power over numerous aspects of our business, including premium rates and other terms and conditions that we can include in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, agent licensing, policy forms, capital adequacy, solvency, reserves and permitted investments. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses or approvals. The insurance laws, regulations and policies currently affecting the Company may change at any time, possibly having an adverse effect on our business. Should regulatory changes occur, we may be unable to maintain all required licenses and approvals, or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of such laws and regulations, which may change from time to time. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend some or all of our business activities and/or impose substantial fines.

We cannot predict the timing or substance of any future regulatory initiatives. In recent years, there has been increased scrutiny of insurance companies, including our insurance subsidiaries, by insurance regulatory authorities, which has included more extensive examinations and more detailed review of disclosure documents. These regulatory authorities may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents, are improper. Such actions could result in substantial fines, penalties and/or prohibitions or restrictions on our business activities, and could have a material adverse effect on our business, results of operations or financial condition. Additionally, changes in the overall legal or regulatory environment may cause us to change our views regarding the actions that we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow, impact regulatory capital requirements, or otherwise negatively impact our profitability.

Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Record and Consumer Protection Act of 2010 established a Federal Insurance Office (FIO), charged with monitoring systemic risk exposure in all lines of insurance other than health insurance and long-term care insurance, and a Financial Stability Oversight Council (FSOC), which serves to identify and respond to risks and emerging threats to U.S. financial systems. A Center for Consumer Information and Insurance Oversight (CCIIO), established under the Department of Health and Human Services, is charged with overseeing implementation of the Affordable Care Act (ACA). The creation of these insurance regulatory offices may indicate that the federal government intends to play a larger role in the direct oversight or regulation of the insurance industry. We cannot predict what impact, if any, the ongoing operations of the FIO, FSOC and CCIIO, as well as any other proposals or executive action for federal oversight or regulation of insurance could have on our business, results of operations or financial condition.

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

Changes in accounting standards issued by accounting standard-setting bodies may affect our financial statements, reduce our reported profitability and change the timing of profit recognition. Our financial statements are subject to the application of GAAP and accounting practices as promulgated by the National Association of Insurance Commissioners’ statutory accounting practices (NAIC SAP), which principles are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by

TMK 2018 FORM 10-K

recognized authoritative bodies. Future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and such changes could have a material adverse effect on our financial condition and results of operations. Further, standard setters have a full agenda of unissued topics under review at any given time, many of which have the potential to negatively impact our profitability.

Non-compliance with laws or regulations related to customer and consumer privacy and information security, including a failure to ensure that our business associates with access to sensitive customer and consumer information maintain its confidentiality, could materially adversely affect our reputation and business operations. The collection, maintenance, use, disclosure and disposal of personally identifiable information by our insurance subsidiaries are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of personally identifiable information to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA), the Health Information Technology for Economic and Clinical Health Act (HITECH), and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as that term is defined in the HIPAA regulations). Noncompliance with any privacy laws, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation and results of operations and could include material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business and injunctive relief.

Litigation Risk:

Litigation could result in substantial judgments against us or our subsidiaries. We are, and in the future may be, subject to litigation in the ordinary course of business. Some of these proceedings have been brought on behalf of various alleged classes of complainants, and, in certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Members of our management and legal teams review litigation on a quarterly and annual basis. However, the outcome of any such litigation cannot be predicted with certainty. A number of civil jury verdicts involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents and other matters have been returned against insurers in the jurisdictions in which our insurance subsidiaries do business. These lawsuits have resulted in the award of substantial judgments against insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In some states in which we operate, juries have substantial discretion in awarding punitive damages. This discretion creates the potential for unpredictable material adverse judgments in any given punitive damages suit.

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

TMK 2018 FORM 10-K

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

TMK 2018 FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2018, Torchmark had no unresolved SEC staff comments.

ITEM 2. PROPERTIES

Torchmark, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Torchmark owns and occupies a 300,000 square foot facility in McKinney, Texas. This facility is Torchmark’s corporate headquarters and also houses the operations of subsidiaries, United American and Liberty National, as well as many operations of other subsidiaries. In addition, United American leases 5,000 square feet of space in Omaha, Nebraska and, through a subsidiary, leases 3,230 square feet of office space in Syracuse, New York.

Globe Life leases 34,000 square feet of an office building located in Oklahoma City, Oklahoma. Globe Marketing Services, a subsidiary of Globe Life, owns a 133,000 square foot facility in Oklahoma City that houses the Globe Life Direct Response operation. Globe Life also leases a 10,000 square foot storage facility in Allen, Texas.

American Income owns and occupies two buildings located in Waco, Texas: a 70,000 square foot building for corporate operations and a 43,000 square foot printing facility. American Income also leases 19,597 square feet in additional corporate office space in Waco, and leases office space throughout the United States to support its marketing operations.

Family Heritage owns 50% of a partnership that owns a 66,000 square foot building in Broadview Heights, Ohio (a suburb of Cleveland). Family Heritage leases 24,157 square feet of the building for various corporate operations. The partnership also leases a portion of the building to unrelated tenants.

ITEM 3. LEGAL PROCEEDINGS

Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including putative class action litigation, claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts. Torchmark’s management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which Torchmark and its subsidiaries have substantial business, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

See further discussion of litigation and unclaimed property audits in Note 6—Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

TMK 2018 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Torchmark’s common stock is traded is the New York Stock Exchange (NYSE: TMK). There were 2,521 shareholders of record on December 31, 2018, excluding shareholder accounts held in nominee form.

The line graph shown below compares Torchmark’s cumulative total return on its common stock with the cumulative total returns of the Standard and Poor’s 500 Stock Index (S&P 500) and the Standard and Poor’s Life & Health Insurance Index (S&P Life & Health Insurance). Torchmark is one of the companies whose stock is included within both the S&P 500 and the S&P Life & Health Insurance Index.
*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
(Copyright © 2019 Standard & Poor's, a division of S&P Global. All rights reserved.)

Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2018

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2018	658,923	$84.59	658,923	—
November 1-30, 2018	199,443	86.20	199,443	—
December 1-31, 2018	644,199	78.40	644,199	—

On August 7, 2018, Torchmark’s Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum number of shares to be purchased.

TMK 2018 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA
The following information should be read in conjunction with Torchmark’s Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:
(Dollar amounts in thousands except per share and percentage data)

Year ended December 31,	2018	2017	2016	2015	2014
Premium revenue:
Life	$2,406,555	$2,306,547	$2,189,333	$2,073,065	$1,966,300
Health	1,015,339	976,373	947,663	925,520	869,440
Other	12	15	38	135	400
Total premium	3,421,906	3,282,935	3,137,034	2,998,720	2,836,140
Net investment income	882,512	847,885	806,903	773,951	758,286
Realized gains (losses)	(1,804)	23,611	(10,683)	(8,791)	23,548
Total revenue	4,303,751	4,155,573	3,934,629	3,766,065	3,620,095
Income from continuing operations, net of tax	701,510	1,458,263	539,590	516,293	528,074
Income from discontinued operations, net of tax	(44)	(3,769)	10,189	10,807	14,865
Net income(1)	701,466	1,454,494	549,779	527,100	542,939
Per common share:
Basic earnings:
Income from continuing operations	6.22	12.53	4.50	4.13	4.04
Income from discontinued operations	—	(0.03)	0.08	0.08	0.11
Net income(1)	6.22	12.50	4.58	4.21	4.15
Diluted earnings:
Income from continuing operations	6.09	12.26	4.41	4.07	3.98
Income from discontinued operations	—	(0.04)	0.08	0.09	0.11
Net income(1)	6.09	12.22	4.49	4.16	4.09
Cash dividends declared	0.64	0.60	0.56	0.54	0.51
Cash dividends paid	0.63	0.59	0.56	0.53	0.49
Basic weighted average shares outstanding	112,873	116,343	120,001	125,095	130,722
Diluted weighted average shares outstanding	115,249	118,983	122,368	126,757	132,640

As of December 31,	2018	2017	2016	2015	2014
Cash and invested assets	$17,239,570	$17,853,047	$15,955,891	$14,405,073	$15,058,996
Total assets	23,095,722	23,474,985	21,436,087	19,853,213	20,272,259
Short-term debt	307,848	328,067	264,475	490,129	238,398
Long-term debt	1,357,185	1,132,201	1,133,165	743,733	992,130
Shareholders' equity(1)	5,415,177	6,231,421	4,566,861	4,055,552	4,697,466
Per diluted common share(1)	48.11	52.95	37.76	32.71	36.19
Effect of fixed maturity revaluation on diluted equity per common share(2)	3.79	13.18	5.63	2.62	8.28
Annualized premium in force:
Life	2,464,728	2,373,099	2,262,736	2,150,498	2,044,545
Health	1,073,698	1,018,020	998,634	973,042	947,323
Total	3,538,426	3,391,119	3,261,370	3,123,540	2,991,868
Basic shares outstanding	110,693	114,593	118,031	122,370	127,930
Diluted shares outstanding	112,561	117,696	120,958	123,996	129,812
Note: Certain figures have been revised to reflect the adoption of new accounting guidance and discontinued operations.

(1)	See discussion of tax legislation impact in 2017 in the Results of Operations.

(2)	See discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Torchmark’s equity.

TMK 2018 FORM 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and Torchmark’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

How Torchmark Views Its Operations. Torchmark is the holding company for a group of insurance companies that market primarily individual life and supplemental health insurance to lower middle to middle income households throughout the United States. We view our operations by segments, which are the insurance product lines of life, health, and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment.

Insurance Product Line Segments. The insurance product line segments involve the marketing, underwriting, and administration of policies. Each product line is further segmented by the various distribution units that market the insurance policies. Each distribution unit operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution units within the segment, the measure of profitability used by management is the underwriting margin, which is:

Premium revenue Less: Policy obligations Policy acquisition costs and commissions

Investment Segment. The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability for the investment segment is excess investment income, which is:

Net investment income Less: Required interest on net policy liabilities Financing costs

TMK 2018 FORM 10-K

CURRENT YEAR HIGHLIGHTS:

•	Net income as a return on equity (ROE) was 12.3%(1) and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio was 14.6%(1,2).

•
Total premium increased by 4% over the prior year. Life premium increased by 4% for the year from $2.3 billion to $2.4 billion. Life underwriting margin increased 8% from $604 million in 2017 to $652 million in 2018.

•	Net investment income increased 4% over the prior year. In addition, excess investment income, a measure used by management as explained below, increased by 2% over the prior year.

•	During 2018, the Company repurchased 4.4 million shares at a total cost of $372 million for an average share price of $84.38.

The following represents net income and net operating income from continuing operations for the 3 years ended December 31, 2018.

(1)
In 2017, tax legislation revised the corporate income tax rate from 35% to 21% effective January 1, 2018. See Note 5—Income Taxes for further discussion. In 2018, income tax expense was calculated based on the 21% rate as compared with a 35% rate for 2017.

In addition, the Company recorded an adjustment of $874 million to net income during 2017. In 2018, the Company completed its analysis of the tax legislation and recorded an additional $798 thousand adjustment related to the remeasurement of the deferred tax assets and liabilities based on the 21% rate. As the impact of the tax legislation was treated as a non-operating event, it was excluded from net operating income.

(2)
Net operating income is considered a non-GAAP measure and it has been used consistently by Torchmark’s management for many years to evaluate the operating performance of the Company. It differs from net income primarily because it excludes certain non-operating items such as realized gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio.

Summary of Operations

Net income was $701 million in 2018, compared with $1.5 billion in 2017. This decrease was primarily due to an $874 million increase to net income in 2017, relating to new tax legislation as described above. Net income increased in 2017 from $550 million in 2016. On a diluted per common share basis, 2018 net income fell 50% to $6.09 after a 172% increase in 2017. Net income per diluted common share in 2017 rose to $12.22 from $4.49 in 2016. As previously noted, 2017 net income per diluted common share includes the effect of the adjustment to net income relating to new tax legislation. The percentage growth in net income per share results continues to exceed the growth in dollar amounts due to our share repurchase program. Each year’s net income per share was affected by realized gains (losses), which were $(0.01), $0.15, and $(0.06), in 2018, 2017 and 2016, respectively. More information concerning realized gains and losses can be found under the caption Realized Gains and Losses in this report.

Net operating income from continuing operations rose each year over the prior year from $549 million in 2016 to $574 million in 2017 to $707 million in 2018. Net operating income is the consolidated total of segment profits after tax and

TMK 2018 FORM 10-K

as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain significant and unusual non-operating items in each of the years 2016 through 2018. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

Torchmark’s operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2018	2017	2016	2018 Change	%	2017 Change	%
Life insurance underwriting margin	$652,301	$604,337	$573,762	$47,964	8	$30,575	5
Health insurance underwriting margin	236,053	219,508	210,056	16,545	8	9,452	4
Annuity underwriting margin	10,376	10,562	9,394	(186)	(2)	1,168	12
Excess investment income	245,094	239,363	224,031	5,731	2	15,332	7
Other insurance:
Other income	1,236	1,270	1,534	(34)	(3)	(264)	(17)
Administrative expense	(223,941)	(210,590)	(196,598)	(13,351)	6	(13,992)	7
Corporate and other	(50,476)	(43,285)	(34,913)	(7,191)	17	(8,372)	24
Pre-tax total	870,643	821,165	787,266	49,478	6	33,899	4
Applicable taxes	(163,669)	(247,484)	(237,906)	83,815	(34)	(9,578)	4
Net operating income from continuing operations	706,974	573,681	549,360	133,293	23	24,321	4
Discontinued operations—Part D, net of tax	—	—	9,033	—	—	(9,033)	(100)
Net operating income	706,974	573,681	558,393	133,293	23	15,288	3
Reconciling items, net of tax:
Realized gains (losses)—investments	7,327	20,217	(6,944)	(12,890)		27,161
Realized loss—redemption of debt	(8,752)	(2,627)	—	(6,125)		(2,627)
Part D adjustments—discontinued operations	(44)	(3,769)	1,156	3,725		(4,925)
Guaranty fund assessments	—	(1,171)	—	1,171		(1,171)
Administrative settlements	(3,590)	(5,628)	(2,467)	2,038		(3,161)
Non-operating fees	(1,247)	(187)	(359)	(1,060)		172
Tax reform adjustment	798	873,978	—	(873,180)		873,978
Net income	$701,466	$1,454,494	$549,779	$(753,028)	(52)	$904,715	165

The life insurance segment is our strongest segment and is the largest contributor to earnings in each year presented. This segment contributed $48 million in 2018 and $31 million in 2017 to the growth in our underwriting margin. Also contributing to growth in income in both years was our health insurance segment, which provided $17 million of additional margin in 2018 and $9 million in 2017.

Total revenues rose 4% or $148 million in 2018 to $4.3 billion from the prior year. Life premium rose 4% or $100 million in 2018 to $2.4 billion. Life premium increased $117 million in 2017 to $2.3 billion. Health premium increased 4% to $1.0 billion in 2018 and contributed $39 million to 2018 revenue growth, after having gained 3% to $976 million in 2017. Health premium contributed $29 million to 2017 revenue growth. Net investment income rose 4% or $35 million in 2018, and rose 5% or $41 million in 2017.

Life insurance premium and underwriting margins have grown in each of the last three years ended December 31, 2018. The increase in life premium was driven by sales growth and improvements in persistency. Life underwriting

TMK 2018 FORM 10-K

margin as a percent of premium increased in 2018 to 27%, after remaining flat at 26% in 2016 and 2017. Net life sales decreased $4 million in 2018 to $413 million. The decline is primarily attributable to flat sales in the American Income Exclusive Agency due to lack of growth in agent count and productivity, and a decline in sales in our Globe Life Direct Response unit as a result of operational changes intended to improve profitability on new business. Net life sales increased between 2016 and 2017. The life insurance segment is discussed further in this report under the caption Life Insurance.

Health insurance premium income increased 4% to $1.0 billion in 2018. Health net sales also rose 9% to $172 million during 2018 attributable to both individual and group sales. Group sales vary significantly from period to period due to the impact of large groups that are sold from time-to-time. First-year collected health premium rose 9% to $148 million from the prior year total of $136 million as a result of higher net sales in 2017. Health margins as a percentage of premium increased to 23% as a result of favorable policy obligations as a percentage of premium, while underwriting income increasing to $236 million for 2018 primarily as a result of favorable policy obligations and growth in premium income. Underwriting income was $220 million in 2017 compared with $210 million in 2016. The health insurance segment is discussed further in this report under the caption Health Insurance.

We do not currently market stand-alone fixed or deferred annuities. See the caption Annuities for discussion of the Annuity segment.

Excess investment income, the measure of profitability of our investment segment, increased 2% to $245 million from the prior year amount of $239 million. In 2017, excess investment income increased 7%. Excess investment income, is based on three major components: net investment income, required interest on net policy liabilities (interest applicable to insurance products), and financing costs. In 2018, net investment income rose 4%, compared with 5% in 2017. At the same time, our investment portfolio grew 5% in 2018 and 6% in 2017, on an amortized cost basis. Growth in excess investment income continues to be impeded by investing at yields lower than the yield on dispositions and the average yield on the entire portfolio. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 6% in 2018 to $2.13 from $2.01 in 2017. See further discussion under the caption Investments.

Insurance administrative expenses were up 6.3% in 2018 when compared with the prior year period, and increased to 6.5% as a percentage of premium from 6.4% in 2017 and 6.3% in 2016. The increase in administrative expenses is primarily due to an increase in other employee costs and investments in information technology. See further discussion under the caption Administrative expenses.

TMK 2018 FORM 10-K

SHARE PURCHASES

Torchmark has an ongoing share repurchase program that began in 1986, and is reviewed quarterly by management and annually reaffirmed by the Board of Directors. The program was reaffirmed on August 7, 2018. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Torchmark shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. The following chart summarizes share purchase activity for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2018		2017		2016
Purchases with:	Shares	Amount	Shares	Amount	Shares	Amount
Share repurchase program	4,406	$371,794	4,126	$324,622	5,208	$311,332
Option proceeds	571	49,955	1,103	88,367	1,487	93,452
Total	4,977	$421,749	5,229	$412,989	6,695	$404,784

With the significant pullback of the overall stock market in December, the Company accelerated approximately $25 million of repurchases from 2019 to 2018 at an average price of approximately $76.00. The repurchases were paid from cash at the Parent Company and issuance of commercial paper.

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow at the Parent Company.

TMK 2018 FORM 10-K

A discussion of each of Torchmark’s segments follows. The following discussions are presented in the manner we view our operations, as described in Note 14—Business Segments.

LIFE INSURANCE

Life insurance is our largest insurance segment, with 2018 life premium representing 70% of total premium. Life underwriting income before other income and administrative expense represented 73% of the total in 2018. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

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

•
Net sales is annualized premium issued (gross premium that would be received during the policies' first year in force and assuming that none of the policies lapsed or terminated), net of cancellations in the first thirty days after issue, except in the case of Globe Life Direct Response where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. We believe that net sales is a better indicator of the rate of premium growth as compared with annualized premium issued.

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

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$2,406,555	100	$2,306,547	100	$2,189,333	100

Policy obligations	1,591,790	66	1,549,602	67	1,475,477	67
Required interest on reserves	(636,040)	(26)	(607,007)	(26)	(577,827)	(26)
Net policy obligations	955,750	40	942,595	41	897,650	41
Commissions, premium taxes, and non-deferred acquisition expenses	190,007	8	177,111	8	164,476	8
Amortization of acquisition costs	608,497	25	582,504	25	553,445	25
Total expense	1,754,254	73	1,702,210	74	1,615,571	74
Insurance underwriting margin before other income and administrative expenses	$652,301	27	$604,337	26	$573,762	26

TMK 2018 FORM 10-K

Life insurance premium rose 4% to $2.4 billion in 2018 after having increased 5% in 2017 to $2.3 billion. Life insurance products are marketed through several distribution channels. Premium income by distribution channel for each of the last three years is as follows:

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$1,081,333	45	$999,279	43	$913,355	42
Globe Life Direct Response	828,935	34	812,907	35	782,765	36
Liberty National Exclusive Agency	278,878	12	274,635	12	270,476	12
Other Agencies	217,409	9	219,726	10	222,737	10
	$2,406,555	100	$2,306,547	100	$2,189,333	100

Annualized life premium in force was $2.5 billion at December 31, 2018, an increase of 4% over $2.4 billion a year earlier. Annualized life premium in force was $2.3 billion at December 31, 2016.

The following table shows net sales information for each of the last three years by distribution channel.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$223,924	54	$223,259	54	$209,856	51
Globe Life Direct Response	126,133	31	135,704	33	150,267	36
Liberty National Exclusive Agency	49,173	12	46,886	11	40,159	10
Other Agencies	13,293	3	10,233	2	11,673	3
	$412,523	100	$416,082	100	$411,955	100

The table below discloses first-year collected life premium by distribution channel.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive Agency	$190,680	60	$182,538	58	$173,573	56
Globe Life Direct Response	82,432	26	92,057	29	98,496	31
Liberty National Exclusive Agency	36,463	11	33,191	10	29,103	9
Other Agencies	10,342	3	9,633	3	11,458	4
	$319,917	100	$317,419	100	$312,630	100

TMK 2018 FORM 10-K

While American Income Exclusive Agency has historically marketed primarily to members of labor unions, this agency has diversified in recent years by focusing heavily on other affinity groups, third party internet vendor leads, and referrals to help ensure sustainable growth. This agency is Torchmark’s largest contributor to life premium of any distribution channel at 45% of Torchmark’s 2018 total. This agency produced premium income of $1.1 billion, an increase of 8% over the prior year total of $999 million, after having risen 9% in 2017. First-year collected premium was $191 million compared with $183 million in 2017, an increase of 4%. First-year collected premium rose 5% in 2017. Net sales increased to $224 million in 2018 over the 2017 total of $223 million. Net sales increased 6% in 2017 over the 2016 total of $210 million. Sales growth in our captive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average producing agent count rose slightly to 6,971 in 2018, compared with 6,962 in 2017. The average producing agent count is based on the actual count at the end of each week during the period.

The American Income Exclusive Agency continues to focus on growing and strengthening the agency force. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a lead mapping and customer relationship management tool for the agency force. We anticipate this tool will help enhance agent productivity and agent retention.

The Globe Life Direct Response unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Globe Life Direct Response channel’s long-term growth has been fueled by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to the inbound call center. We continually introduce new initiatives in this unit in an attempt to increase response rates.

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

Globe Life Direct Response’s life premium income rose 2% to $829 million, representing 34% of Torchmark’s total life premium during 2018. Life premium in this channel increased 4% in 2017 to $813 million over the 2016 total of $783 million. Net sales of $126 million for this group decreased 7% from $136 million in 2017, after a 10% decrease in 2017 due to operational changes designed to maximize underwriting margin dollars. In 2019, we expect sales to be relatively flat or increase slightly. First-year collected premium decreased 10% to $82 million in 2018 after having decreased 7% in 2017.

The Liberty National Exclusive Agency markets individual and group life insurance to lower middle to middle-income customers. Life premium income for this agency was $279 million in 2018, an increase of 2% from $275 million in 2017. Life premium income in 2016 totaled $270 million. Net sales increased 5% during 2018 to $49 million over the 2017 total of $47 million. Net sales in 2017 increased 17%. The continued increases in net sales reflect changes in structure of the agency that were put in place several years ago. Recent growth in middle management within the agency should help continue this growth. First-year collected premium increased 10% to $36 million during 2018 and increased 14% in 2017 to $33 million.

The Liberty average producing agent count increased from 2,017 in 2017 to 2,156 in 2018. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, the agency's prospecting training program has helped to improve the ability of agents to develop new work site marketing business.

The Other Agencies distribution channels offering life insurance include the Military Agency, the UA Independent Agency (which predominantly writes health insurance), and various smaller distribution channels. The Other Agencies contributed $217 million of life premium income, or 9% of Torchmark’s total in 2018, but contributed only 3% of net sales for the year.

TMK 2018 FORM 10-K

HEALTH INSURANCE
Health insurance sold by Torchmark includes primarily Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit supplemental health products. In this analysis, all health coverage plans other than Medicare Supplement are classified as limited-benefit plans.
Health premium accounted for 30% of our total premium in 2018, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.
The following table presents the summary of results for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,015,339	100	$976,373	100	$947,663	100

Policy obligations	649,188	64	628,640	65	612,725	65
Required interest on reserves	(83,243)	(8)	(77,792)	(8)	(73,382)	(8)
Net policy obligations	565,945	56	550,848	57	539,343	57
Commissions, premium taxes, and non-deferred acquisition expenses	88,553	9	86,044	9	84,819	9
Amortization of acquisition costs	124,788	12	119,973	12	113,445	12
Total expense	779,286	77	756,865	78	737,607	78
Insurance underwriting margin before other income and administrative expense	$236,053	23	$219,508	22	$210,056	22

Health premium increased 4% from $976 million in 2017 to $1.0 billion in 2018. Health underwriting margin increased 8% from $220 million in 2017 to $236 million in 2018. Further discussion is included below by distribution channels.

TMK 2018 FORM 10-K

Premium income by distribution channel for each of the last three years is as follows:

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$10,992		$11,438		$12,704
Medicare Supplement	370,084		352,690		342,311
	381,076	38	364,128	37	355,015	38
Family Heritage Exclusive Agency
Limited-benefit plans	273,275		253,534		236,075
Medicare Supplement	—		—		—
	273,275	27	253,534	26	236,075	25
Liberty National Exclusive Agency
Limited-benefit plans	147,250		144,128		142,026
Medicare Supplement	44,128		52,079		59,772
	191,378	19	196,207	20	201,798	21
American Income Exclusive Agency
Limited-benefit plans	93,093		88,776		84,064
Medicare Supplement	220		260		318
	93,313	9	89,036	9	84,382	9
Direct Response
Limited-benefit plans	439		545		552
Medicare Supplement	75,858		72,923		69,841
	76,297	7	73,468	8	70,393	7
Total Premium
Limited-benefit plans	525,049	52	498,421	51	475,421	50
Medicare Supplement	490,290	48	477,952	49	472,242	50
	$1,015,339	100	$976,373	100	$947,663	100

TMK 2018 FORM 10-K

We market supplemental health insurance products through a number of distribution channels. The following table presents net sales by distribution channel for the last three years.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$480		$500		$558
Medicare Supplement	69,487		60,670		55,451
	69,967	41	61,170	39	56,009	39
Family Heritage Exclusive Agency
Limited-benefit plans	60,268		56,534		51,349
Medicare Supplement	—		—		—
	60,268	35	56,534	36	51,349	35
Liberty National Exclusive Agency
Limited-benefit plans	22,098		20,407		19,513
Medicare Supplement	—		—		9
	22,098	13	20,407	13	19,522	13
American Income Exclusive Agency
Limited-benefit plans	14,432		13,943		12,666
Medicare Supplement	—		—		—
	14,432	8	13,943	9	12,666	9
Direct Response
Limited-benefit plans	—		—		—
Medicare Supplement	4,769		5,582		5,560
	4,769	3	5,582	3	5,560	4
Total Net Sales
Limited-benefit plans	97,278	57	91,384	58	84,086	58
Medicare Supplement	74,256	43	66,252	42	61,020	42
	$171,534	100	$157,636	100	$145,106	100

TMK 2018 FORM 10-K

The following table discloses first-year collected health premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American Independent Agency
Limited-benefit plans	$395		$458		$547
Medicare Supplement	62,325		54,393		64,848
	62,720	42	54,851	40	65,395	47
Family Heritage Exclusive Agency
Limited-benefit plans	47,422		44,535		40,822
Medicare Supplement	—		—		—
	47,422	32	44,535	33	40,822	29
Liberty National Exclusive Agency
Limited-benefit plans	17,809		16,425		16,103
Medicare Supplement	—		2		6
	17,809	12	16,427	12	16,109	11
American Income Exclusive Agency
Limited-benefit plans	15,249		14,673		13,710
Medicare Supplement	—		—		—
	15,249	10	14,673	11	13,710	10
Direct Response
Limited-benefit plans	—		—		—
Medicare Supplement	5,111		5,657		4,457
	5,111	4	5,657	4	4,457	3
Total First-Year Collected Premium
Limited-benefit plans	80,875	55	76,091	56	71,182	51
Medicare Supplement	67,436	45	60,052	44	69,311	49
	$148,311	100	$136,143	100	$140,493	100

The UA Independent Agency consists of independent agencies appointed with Torchmark who may also sell for other companies. The UA Independent Agency was Torchmark’s largest health agency in terms of health premium income. In 2018, premium income was $381 million, representing 38% of Torchmark’s total health premium. Net sales were $70 million, or 41% of Torchmark’s health sales. This agency is also Torchmark’s largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $370 million. The UA Independent Agency represents 75% of all Torchmark Medicare Supplement premium and 94% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 5% in 2018. Total health premium increased 5% in 2018 and 3% in 2017. Medicare Supplement net sales increased 15% in 2018 from the prior year, primarily as a result of an increase in individual sales.
The Family Heritage Exclusive Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Management expects to grow this agency through geographic expansion and continuing incorporation of Torchmark’s recruiting systems. The Family Heritage Agency contributed $60 million in net sales in 2018, compared with $57 million in 2017 and $51 million in 2016. Health premium income was $273 million in 2018, representing 27% of Torchmark’s health premium. This compared with $254 million or 26% of health premium in 2017 and $236 million or 25% in 2016.

TMK 2018 FORM 10-K

Underwriting margin as a percent of premium was 24%, up from 22% for the year ended December 31, 2017. The increase was primarily attributed to the runoff of older business and the growing portion of new business sold at higher margins. The average producing agent count was 1,064 for the year ended December 31, 2018, compared with 995 for the same period in 2017, an increase of 7%.
The Liberty National Exclusive Agency represented 19% of all Torchmark health premium income at $191 million in 2018. The Liberty Agency markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of Liberty’s health business is now generated through work site marketing targeting small businesses of 10 to 25 employees. In 2018, health premium income declined 2% after declining 3% during 2017. Liberty’s health premium decline is primarily attributable to its declining Medicare Supplement block. Liberty's first-year collected premium increased 8% to $18 million in 2018 compared with an increase of 2% in 2017, reflecting the steady increase in net sales of limited-benefit plans in the agency.
Other distribution. Certain of our other distribution channels market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2018 and 17% in 2017. The American Income Exclusive Agency primarily markets accident plans. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $5 million of Medicare Supplement net sales in 2018 and $6 million in 2017 and 2016.

ANNUITIES

Our fixed annuity balances at the end of 2018 and 2017 were $1.18 billion and $1.25 billion, respectively. Underwriting income was $10.4 million, $10.6 million, and $9.4 million for the three years ended December 31, 2018, respectively.

We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

TMK 2018 FORM 10-K

ADMINISTRATIVE EXPENSES

Operating expenses are included in the Corporate and Other segment and are classified into two categories: insurance administrative expenses and expenses of the Parent Company. Insurance administrative expenses generally include those expenses incurred after a policy has been issued. Expenses associated with the issuance of our insurance policies are reflected as acquisition expenses and included in the determination of underwriting margin. The following table is an analysis of operating expenses for the three years ended December 31, 2018.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2018		2017		2016
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$100,688	2.9	$96,185	2.9	$91,415	2.9
Non-salary employee costs	35,565	1.0	33,539	1.0	29,852	1.0
Information technology costs	29,286	0.9	26,048	0.8	23,303	0.7
Other administrative expense	49,215	1.4	46,066	1.4	43,727	1.4
Legal expense—insurance	9,187	0.3	8,752	0.3	8,301	0.3
Total insurance administrative expenses	223,941	6.5	210,590	6.4	196,598	6.3
Parent Company expense	10,684		9,631		8,587
Stock-based compensation expense	39,792		37,034		26,326
Administrative settlements	3,590		—		—
Non-operating fees	1,578		—		553
Total operating expenses, per Consolidated Statements of Operations	$279,585		$257,255		$232,064

Insurance administrative expenses:
Increase (decrease) over prior year	6.3%	7.1%	5.6%
Total operating expenses:
Increase (decrease) over prior year	8.7%	10.9%	3.7%

The 6.3% increase in insurance administrative expenses was primarily due to an increase in other employee costs and information technology salaries and expenses. Other employee costs increased primarily due to higher pension expense driven by lower interest rates. The increase in information technology costs reflects investments related to data analytics capabilities, administrative systems modernizations, and information security programs. The increase in stock-based compensation expense was primarily due to higher expense associated with equity awards, reflecting Torchmark's higher share price as compared with the same period a year ago.

TMK 2018 FORM 10-K

INVESTMENTS

We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations and is the measure that we use to evaluate the performance of the investment segment as described in Note 14—Business Segments. It is defined as net investment income less both the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”

We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $7.5 billion of excess cash flow at the Parent Company to repurchase Torchmark shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we believe that excess investment income per diluted share is a useful measure to evaluate the investment segment. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income. The following table summarizes Torchmark’s investment income and excess investment income.

Analysis of Excess Investment Income
(Dollar amounts in thousands except for per share data)

	2018	2017	2016
Net investment income	$882,512	$847,885	$806,903
Interest on net insurance policy liabilities:
Interest on reserves	(766,640)	(734,370)	(702,340)
Interest on deferred acquisition costs	219,298	210,380	202,813
Net required interest	(547,342)	(523,990)	(499,527)
Financing costs	(90,076)	(84,532)	(83,345)
Excess investment income	$245,094	$239,363	$224,031

Excess investment income per diluted share	$2.13	$2.01	$1.83

Mean invested assets (at amortized cost)	$16,249,161	$15,376,781	$14,461,502
Average net insurance policy liabilities(1)	9,744,200	9,359,780	8,945,850
Average debt and preferred securities (at amortized cost)	1,650,138	1,458,706	1,379,933

(1)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income increased $6 million or 2% during 2018 after increasing 7% during 2017. Excess investment income per diluted common share increased 6% during 2018 after increasing 10% during 2017. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income increased at a compound annual growth rate of 4% during the last three years. Growth in net investment income has been negatively impacted in recent years by the declining interest rate environment during which time we have invested new money and reinvested the proceeds from bonds that matured or were called or otherwise disposed of at yield rates less than what we earned on these bonds before their maturity or disposition. We currently expect that the average annual turnover rate of fixed maturity assets during the next five years will not exceed 1% to 3% of the portfolio, and will not have a significant negative impact on the growth of net investment income. The following chart presents the growth in net investment income and the growth in mean invested assets.

TMK 2018 FORM 10-K

	2018	2017	2016
Growth in net investment income	4.1%	5.1%	4.3%
Growth in mean invested assets (at amortized cost)	5.7%	6.3%	5.6%
Should interest rates, especially long-term rates, rise, Torchmark's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 30 to 35 basis points before the net unrealized gains on our fixed maturity portfolio as of December 31, 2018 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability, to hold our fixed maturities to maturity.

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

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength of our underwriting margins, we do not expect an extended low-interest-rate environment to cause a loss recognition event.

TMK 2018 FORM 10-K

Information about interest on net policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2018
Life and Health	$493,557	$8,535,842	5.78%
Annuity	53,785	1,208,358	4.45
Total	$547,342	$9,744,200	5.62
Increase in 2018	4.46%	4.11%
2017
Life and Health	$468,038	$8,099,319	5.78%
Annuity	55,952	1,260,461	4.44
Total	$523,990	$9,359,780	5.60
Increase in 2017	4.90%	4.63%
2016
Life and Health	$442,021	$7,658,639	5.77%
Annuity	57,506	1,287,211	4.47
Total	$499,527	$8,945,850	5.58
Increase in 2016	4.55%	4.33%

Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	2018	2017	2016
Interest on funded debt	$74,324	$74,115	$75,988
Interest on term loan	3,177	2,336	993
Interest on short-term debt	12,570	8,076	6,360
Other	5	5	4
Financing costs	$90,076	$84,532	$83,345

In 2018, financing costs increased primarily due to higher interest rates on the short-term debt. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt.

Realized Gains and Losses. Our life and health insurance companies collect premium income from policyholders for the eventual payment of policyholder benefits, sometimes paid many years or even decades in the future. Since benefits are expected to be paid in future periods, premium receipts in excess of current expenses are invested to provide for these obligations. For this reason, we hold a significant investment portfolio as a part of our core insurance operations. This portfolio consists primarily of high-quality fixed maturities containing an adequate yield to provide for the cost of carrying these long-term insurance product obligations. As a result, fixed maturities are generally held for long periods to support the liabilities. Expected yields on these investments are taken into account when setting insurance premium rates and product profitability expectations.

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

TMK 2018 FORM 10-K

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the years in the three-year period ended December 31, 2018.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2018		2017		2016
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(11,005)	$(0.10)	$2,587	$0.02	$(17,209)	$(0.14)
Called or tendered	15,520	0.14	20,292	0.17	10,290	0.08
Write-downs	—	—	(159)	—	—	—
Other	2,812	0.02	(2,503)	(0.02)	(25)	—
Realized investment gains (losses)	7,327	0.06	20,217	0.17	(6,944)	(0.06)

Loss on redemption of debt	(8,752)	(0.07)	(2,627)	(0.02)	—	—
Total realized gains (losses)	$(1,425)	$(0.01)	$17,590	$0.15	$(6,944)	$(0.06)

As described in Note 4—Investments under the caption Other-than-temporary impairments, the Company recorded $245 thousand ($159 thousand, net of tax) in security write-downs in 2017. We did not incur any write downs in our fixed maturity portfolio as a result of other-than-temporary impairment for the years 2018 and 2016. See Note 11—Debt for further discussion on loss on redemption of debt.

Investment Acquisitions. Torchmark’s investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate since our expected future cash flows are generally stable and predictable and the likelihood that we will need to sell invested assets to raise cash is low. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives; instead, we consider investing in shorter-term or lower yielding securities taking into consideration the slope of the yield curve and other factors.

During calendar years 2016 through 2018, Torchmark invested predominately in fixed maturity securities, primarily in corporate bonds with longer-term maturities. The following table summarizes selected information for fixed maturity purchases for the last three years. The effective annual yield shown is the yield calculated to the potential termination date that produces the lowest yield, commonly referred to as the “worst call date.” For non-callable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call date that produces the lowest yield (or the maturity date, if the yield calculated to the maturity date is lower than the yield calculated to each call date).

TMK 2018 FORM 10-K

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cost of acquisitions(1):
Investment-grade corporate securities	$877,512	$1,308,567	$1,505,135
Investment-grade municipal securities	269,360	—	13,023
Other investment-grade securities	8,708	6,042	14,727
Total fixed maturity acquisitions	$1,155,580	$1,314,609	$1,532,885

Effective annual yield (one year compounded)(2)	4.97%	4.67%	4.67%
Average life (in years to next call)	17.0	23.0	24.6
Average life (in years to maturity)	22.8	24.0	25.4
Average rating	A-	BBB+	BBB+

(1)	Includes unsettled trades of $41 thousand for 2018 and $3 million for 2016.

(2)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

We prefer to invest primarily in bonds that are not callable (on other than a make-whole basis) prior to maturity, but we periodically invest some funds in callable bonds when the incremental yield available on such bonds warrants doing so. For investments in callable bonds, the actual life of the investment will depend on whether the issuer calls the investment prior to the maturity date. Given our investments in callable bonds, the actual average life of our investments cannot be known at the time of the investment. Absent sales and "make-whole calls", however, the average life will not be less than the average life to next call and will not exceed the average life to maturity. Data for both of these average life measures is provided in the above chart.

From 2016 through 2018, acquisitions consisted of securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade. In addition to the fixed maturity acquisitions, Torchmark invested $94 million in other long-term investments in 2018 compared with $55 million in 2017 and $20 million in 2016.

New cash flow available for investment has been primarily provided through our insurance operations, cash received on existing investments, and proceeds from dispositions. While calls increase funds available for investment, as noted earlier in this discussion, they can also have a negative impact on investment income if the proceeds from the calls are reinvested in bonds that have lower yields than those of the bonds that were called. Issuer calls were $146 million in 2018, $371 million in 2017, and $182 million in 2016.

Approximately 95% of our investments at book value are in a diversified fixed maturity portfolio. Policy loans, which are secured by policy cash values, make up 3% of our investments. We also have investments in equity securities, commercial mortgages, and limited partnerships.

We are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we do not have any exposure to European sovereign debt at December 31, 2018. In the prior year, it was announced by the head of the United Kingdom's Financial Conduct Authority that they plan to phase out the floating rate, London Interbank Offered Rate (LIBOR), by the end of 2021. Uncertainty remains as to what will be the replacement floating rate. As of December 31, 2018, Torchmark had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress towards the establishment of a new floating rate.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's other investments in Other Investment Information within Note 4—Investments.

TMK 2018 FORM 10-K

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturities
Fixed Maturity Portfolio Selected Information

	At December 31,
	2018	2017
Average annual effective yield(1)	5.55%	5.60%
Average life, in years, to:
Next call(2)	16.9	17.5
Maturity(2)	18.7	19.1
Effective duration to:
Next call(2, 3)	10.0	10.8
Maturity(2, 3)	10.8	11.5

(1)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

(2)	Torchmark calculates the average life and duration of the fixed maturity portfolio two ways:

(a)	based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and

(b)	based on the maturity date of all bonds, whether callable or not.

(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

TMK 2018 FORM 10-K

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2018 and 2017.

Fixed Maturities by Sector
At December 31, 2018
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$66,310	$3,836	$(8,674)	$61,472	$1,941,967	$181,552	$(28,158)	$2,095,361	12	13
Banks	27,075	—	(1,348)	25,727	871,485	50,205	(16,730)	904,960	6	5
Other financial	74,958	—	(19,584)	55,374	946,316	31,118	(42,627)	934,807	6	6
Total financial	168,343	3,836	(29,606)	142,573	3,759,768	262,875	(87,515)	3,935,128	24	24
Utilities
Electric	36,889	176	(3,277)	33,788	1,458,193	188,136	(14,943)	1,631,386	10	10
Gas and water	—	—	—	—	531,313	29,710	(9,456)	551,567	3	3
Total utilities	36,889	176	(3,277)	33,788	1,989,506	217,846	(24,399)	2,182,953	13	13
Industrial - Energy
Pipelines	40,553	—	(4,762)	35,791	925,689	50,835	(25,395)	951,129	6	6
Exploration and production	17,187	—	(1,554)	15,633	548,099	30,969	(17,518)	561,550	3	3
Oil field services	—	—	(1)	(1)	49,837	3,893	(715)	53,015	—	—
Refiner	—	—	—	—	84,255	8,183	(1,496)	90,942	1	1
Driller	44,820	—	(17,247)	27,573	44,820	—	(17,247)	27,573	—	—
Total energy	102,560	—	(23,564)	78,996	1,652,700	93,880	(62,371)	1,684,209	10	10
Industrial - Basic materials
Chemicals	—	—	—	—	554,481	8,818	(25,302)	537,997	4	3
Metals and mining	57,409	92	(1,492)	56,009	386,782	33,868	(2,500)	418,150	2	3
Forestry products and paper	—	—	—	—	111,612	7,329	(2,711)	116,230	—	1
Total basic materials	57,409	92	(1,492)	56,009	1,052,875	50,015	(30,513)	1,072,377	6	7
Industrial - Consumer, non-cyclical	33,847	587	(6,710)	27,724	2,024,230	76,669	(89,536)	2,011,363	13	12
Other industrials	46,852	—	(3,311)	43,541	1,364,192	62,338	(42,222)	1,384,308	9	8
Industrial - Transportation	26,213	—	(2,592)	23,621	569,786	47,496	(10,325)	606,957	4	4
Other corporate sectors	135,873	982	(16,241)	120,614	1,371,624	47,006	(69,913)	1,348,717	9	9
Total corporates	607,986	5,673	(86,793)	526,866	13,784,681	858,125	(416,794)	14,226,012	88	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	306	93	—	399	1,763,496	90,475	(4,537)	1,849,434	11	11
Collateralized debt obligations	57,769	22,014	(6,414)	73,369	57,769	22,014	(6,414)	73,369	—	1
Other asset-backed securities	—	—	—	—	146,546	2,159	(633)	148,072	1	1
Mortgage-backed securities(1)	—	—	—	—	979	67	(1)	1,045	—	—
Total fixed maturities	$666,061	$27,780	$(93,207)	$600,634	$15,753,471	$972,840	$(428,379)	$16,297,932	100	100

(1)	Includes GNMA's

TMK 2018 FORM 10-K

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

The net unrealized gain position in the fixed maturity portfolio decreased by 72% from $2.0 billion at December 31, 2017 to $544 million at December 31, 2018, primarily as a result of an increase in market interest rates.

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% of amortized cost and 87% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. As shown in the chart above, financial, utility, and energy sectors represented approximately 47% of the portfolio.

TMK 2018 FORM 10-K

At December 31, 2018, the total fixed maturity portfolio consists of 611 issuers, with 222 issuers within the financial, utility, and energy sectors.

For more information about our fixed maturity portfolio by component at December 31, 2018 and 2017, including a discussion of other-than-temporary impairments, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at December 31, 2018 is shown in the following table. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the chart below are private placement fixed maturity holdings of $600 million at amortized cost ($596 million at fair value) for which the ratings were assigned by the third party managers.

Fixed Maturities by Rating
At December 31, 2018
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$750,101	5	$766,341	5
AA	1,222,158	8	1,282,834	8
A	3,983,869	25	4,378,152	26
BBB+	3,606,143	23	3,707,078	23
BBB	3,695,585	23	3,746,661	23
BBB-	1,829,554	12	1,816,232	11
Investment grade	15,087,410	96	15,697,298	96	A-

Below investment grade:
BB	403,649	3	362,090	2
B	164,052	1	123,904	1
Below B	98,360	—	114,640	1
Below investment grade	666,061	4	600,634	4	B+
	$15,753,471	100	$16,297,932	100

Weighted average composite quality rating					BBB+

TMK 2018 FORM 10-K

Fixed Maturities by Rating
At December 31, 2017
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$649,559	4	$689,356	4
AA	1,095,502	7	1,222,148	7
A	4,139,252	28	4,959,570	29
BBB+	3,493,309	23	3,936,939	23
BBB	3,302,118	22	3,696,880	22
BBB-	1,613,105	11	1,784,956	11
Investment grade	14,292,845	95	16,289,849	96	A-

Below investment grade:
BB	413,425	3	397,063	2
B	152,454	1	133,582	1
Below B	136,377	1	148,831	1
Below investment grade	702,256	5	679,476	4	B+
	$14,995,101	100	$16,969,325	100

Weighted average composite quality rating					BBB+

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$702,256	$751,144
Downgrades by rating agencies	29,724	61,691
Upgrades by rating agencies	(10,934)	(55,345)
Dispositions	(58,827)	(59,420)
Write down of other-than-temporarily impaired securities	—	(245)
Amortization and other	3,842	4,431
Balance at end of year	$666,061	$702,256

Our investment policy regarding fixed maturities is to acquire only investment-grade obligations. Thus, any increases in below investment-grade issues are a result of ratings downgrades of existing holdings.

Market Risk Sensitivity. Torchmark’s investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the company’s investment portfolio. Since 95% of the book value of our investments is attributable to fixed maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio rising, and increases in interest rates cause the fair value to decline. Under normal market conditions, we are not concerned about unrealized losses that are interest rate driven since we would not expect to realize them. We have the intent, and more importantly, the ability to hold our investments to maturity. The long-term nature of our insurance policy liabilities and strong cash-flow operating position substantially

TMK 2018 FORM 10-K

mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, as is permitted by GAAP, these liabilities are not recorded at fair value.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed maturity portfolio at December 31, 2018 and 2017. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

	At December 31,
Change in Interest Rates(1)	2018	2017
(200)	$20,264,000	$21,456,000
(100)	18,128,000	19,024,000
0	16,298,000	16,969,000
100	14,720,000	15,221,000
200	13,352,000	13,724,000
(1) In basis points.

TMK 2018 FORM 10-K

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

Parent Company Liquidity. Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent Company, and Parent Company dividends to Torchmark shareholders.

	Year Ended December 31,
	Projected 2019	2018	2017	2016
Liquidity Sources:
Dividends from Subsidiaries	$465,000	$448,142	$453,904	$437,566
Excess Cash Flows	360,000	349,243	329,556	310,791

For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 12—Shareholders’ Equity. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Short-Term Borrowings. An additional source of Parent Company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While Torchmark can request the extension, it is not guaranteed. In May 2016, Torchmark amended the facility to extend the maturity date to May 2021. The amendment also allowed for an additional $100 million term loan as discussed under the caption Credit Facility in Note 11—Debt. The facility is further designated as a back-up line of credit for a commercial paper program as well as the stand-by letters of credit as discussed below. As of December 31, 2018, we had available $293 million of additional borrowing capacity under this facility, compared with $249 million a year earlier. There have been no difficulties in accessing the commercial paper market during the three years ended December 31, 2018.

Torchmark expects to have readily available funds for 2019 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from continuing operations were $1.3 billion in 2018, compared with $1.4 billion in 2017 and $1.2 billion in 2016. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities in the amount of $344 million in 2018, compared with $489 million in 2017 and $236 million in 2016.

Our cash and short-term investments were $184 million at the end of 2018 compared with $246 million at the end of 2017. Additionally, we have a portfolio of marketable fixed securities that are available for sale in the event of an

TMK 2018 FORM 10-K

unexpected need. These securities had a fair value of $16.3 billion at December 31, 2018. However, our strong cash flows from operations, investment maturities, and the availability of our commercial paper and credit line make any need to sell securities for liquidity unlikely.

Off-Balance Sheet Arrangements. As a part of its aforementioned credit facility, Torchmark had outstanding $155 million in stand-by letters of credit at December 31, 2018. On March 14, 2018, the letters of credit were amended to reduce the amount outstanding from $177 million as of December 31, 2017. These letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Torchmark to obtain third-party financing, which could cause an insignificant increase in financing costs.

As of December 31, 2018, we had no unconsolidated affiliates and no guarantees of the obligations of third party entities. All of our guarantees were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 6—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2018.

Contractual Obligations
(Dollar amounts in thousands)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,665,033	$1,686,462	$308,975	$86,875	$315,612	$975,000
Debt—interest(2)	11,605	1,276,173	73,087	141,404	121,959	939,723
Capital leases	—	—	—	—	—	—
Operating leases		23,339	4,304	7,768	4,671	6,596
Purchase obligations(3)	50,883	306,151	27,938	27,636	5,723	244,854
Postretirement obligations(4)	187,599	306,764	22,769	50,697	58,393	174,905
Future insurance obligations(5)	13,953,826	54,494,356	1,589,229	3,069,440	2,978,454	46,857,233
Total	$15,868,946	$58,093,245	$2,026,302	$3,383,820	$3,484,812	$49,198,311

(1)	Debt is itemized in Note 11—Debt.

(2)	Interest on debt is based on our fixed contractual obligations.

(3)	Purchase obligations include various long-term non-cancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests.

(4)
Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Torchmark in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Torchmark’s Consolidated Balance Sheets. At December 31, 2018, these pension obligations were $556 million, but there were also assets of $393 million in the pension entities. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 9—Postretirement Benefits for more information on pension obligations.

(5)
Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2018. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. Management believes that the assets supporting the liability of $14 billion at December 31, 2018, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources. Torchmark’s capital structure consists of short-term debt (the commercial paper facility described in Note 11—Debt and the current maturity of funded debt), long-term funded debt, and shareholders’ equity. A complete analysis and description of long-term debt issues outstanding is presented in Note 11.

Debt: The carrying value of the long-term debt was $1.4 billion at December 31, 2018, which increased from $1.1 billion a year earlier.

TMK 2018 FORM 10-K

On September 27, 2018, Torchmark completed the issuance and sale of $550 million in aggregate principal of Torchmark’s 4.55% Senior Notes due 2028. The notes were sold pursuant to Torchmark’s shelf registration statement on Form S-3. The net proceeds from the sale of the notes were $543 million, after giving effect to the underwriting discounts and commissions and offering expenses payable by Torchmark. Torchmark used the net proceeds from the sale of the notes to redeem the $293 million outstanding principal amount on Torchmark’s 9.25% Senior Notes on October 29, 2018, the payment of $11 million for the make-whole premium plus accrued and unpaid interest of $10 million, and to fund $150 million of additional capital to its insurance subsidiaries. Torchmark used the remaining net proceeds to repay outstanding commercial paper and for general corporate purposes. Torchmark received the following credit ratings on the new debt from:

	Moody's	S&P	Fitch	AM Best
Credit rating	Baa1	A	BBB+	a-

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

Subsidiary Capital: The National Association of Insurance Commissioners (NAIC) has established a risk-based factor approach for determining threshold risk-based capital levels for all insurance companies. This approach was designed to assist the regulatory bodies in identifying companies that may require regulatory attention. A Risk-Based Capital (RBC) ratio is typically determined by dividing adjusted total statutory capital by the amount of risk-based capital determined using the NAIC’s factors. If a company’s RBC ratio approaches two times the RBC amount, the company must file a plan with the NAIC for improving their capital levels (this level is commonly referred to as “Company Action Level” RBC). Companies typically hold a multiple of the Company Action Level RBC depending on their particular business needs and risk profile.

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2018, Torchmark targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company believes this capital level is more than adequate and is sufficient to support its current ratings given the nature of its business and its risk profile. Due to changes in the insurance company’s capital levels as a result of the new tax legislation effective January 1, 2018, the Parent Company used approximately $150 million of the net proceeds from the issuance of senior notes in 2018 to provide additional capital to its insurance subsidiaries. As of December 31, 2018, our consolidated Company Action Level RBC ratio was 326%, slightly above our targeted range.

Torchmark is targeting a consolidated Company Action Level RBC ratio in the range of 300% to 320% for 2019.

Shareholder's Equity: As noted under the caption Analysis of Share Purchases within this report, we have an ongoing share repurchase program.

Torchmark has continually increased the quarterly dividend on its common shares over the past three years.

	Year Ended December 31,
	Projected 2019	2018	2017	2016
Quarterly dividend by annual year	$0.1725	$0.1600	$0.1500	$0.1400

Shareholders’ equity was $5.4 billion at December 31, 2018, compared with $6.2 billion at December 31, 2017, a decrease of $816 million or 13%. During the twelve months since December 31, 2017, shareholders’ equity was reduced

TMK 2018 FORM 10-K

by $1.1 billion of after-tax unrealized losses as well as $372 million in share purchases under the repurchase program and an additional $50 million in share purchases to offset the dilution from stock option exercises. Shareholder's equity was increased by $701 million of net income during this period.

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

We maintain a significant available-for-sale fixed maturity portfolio to support our insurance policy liabilities. Current accounting guidance requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio can result from changes in interest rates and liquidity in financial markets. While a majority of invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as that of assets, with changes in value applied directly to shareholders’ equity.

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

Selected Financial Data
(Dollar amounts in thousands except per share and percentage data)

	At December 31, 2018		At December 31, 2017		At December 31, 2016
	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)	GAAP	Effect of Accounting Rule Requiring Revaluation (1)
Fixed maturities	$16,297,932	$544,461	$16,969,325	$1,974,224	$15,245,861	$1,057,811
Deferred acquisition costs	4,137,925	(5,270)	3,958,063	(10,819)	3,783,158	(10,281)
Total assets	23,095,722	539,191	23,474,985	1,963,405	21,436,087	1,047,530
Short-term debt	307,848	—	328,067	—	264,475	—
Long-term debt	1,357,185	—	1,132,201	—	1,133,165	—
Shareholders’ equity	5,415,177	425,961	6,231,421	1,551,090	4,566,861	680,894
Book value per diluted share	48.11	3.79	52.95	13.18	37.76	5.63
Debt to capitalization(2)	23.5%	(1.5)%	19.0%	(4.8)%	23.4%	(3.1)%
Diluted shares outstanding	112,561	—	117,696	—	120,958	—
Actual shares outstanding	110,693	—	114,593	—	118,031	—

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item.

(2)
Torchmark’s debt covenants require that the effect of the accounting guidance requiring revaluation be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of debt and shareholders’ equity.

TMK 2018 FORM 10-K

Torchmark’s ratio of earnings before interest and taxes to interest requirements (times interest earned) was 10.6 times in 2018, compared with 10.8 times in 2017 and 10.3 times in 2016 based on continuing operations. This times-interest-earned ratio is computed by dividing interest expense into the sum of pre-tax income from continuing operations and interest expense. A discussion of our interest expense is included in the discussion of financing costs under the caption Investments in this report.

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following chart presents these ratings for our five largest insurance subsidiaries at December 31, 2018.

	Standard & Poor’s	A.M. Best
Liberty National	AA-	A+ (Superior)
Globe Life	AA-	A+ (Superior)
United American	AA-	A+ (Superior)
American Income	AA-	A+ (Superior)
Family Heritage	NR	A+ (Superior)

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

OTHER ITEMS

Litigation. Torchmark and its subsidiaries are subject to being named as parties to pending or threatened litigation, much of which involves punitive damage claims based upon allegations of agent misconduct at the insurance subsidiaries. Such punitive damage claims may have the potential for significant adverse results since Torchmark and its subsidiaries operate in jurisdictions where large punitive damage awards bearing little or no relation to actual damages continue to be awarded. This bespeaks caution since it is impossible to predict the likelihood or extent of punitive damages that may be awarded if liability is found in any given case. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, contingent liabilities arising from threatened and pending litigation are not presently considered by us to be material. For more information concerning litigation, please refer to Note 6—Commitments and Contingencies.

TMK 2018 FORM 10-K

CRITICAL ACCOUNTING POLICIES

Future Policy Benefits. Due to the long-term nature of insurance contracts, our insurance companies are liable for policy benefit payments that will be made in the future. The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry. The accounting policies for determining this liability are disclosed in Note 1—Significant Accounting Policies.

Approximately 88% of our liabilities for future policy benefits at December 31, 2018 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies.

The remaining portion of liabilities for future policy benefits pertains to business accounted for as deposit business, where the recorded liability is the fund balance attributable to the benefit of policyholders as determined by the policy contract at the consolidated financial statement date. Accordingly, there are no assumptions used to determine the future policy benefit liability for deposit business.

Deferred Acquisition Costs. Certain costs of acquiring new business are deferred and recorded as an asset. Deferred acquisition costs consist primarily of sales commissions and other underwriting costs such as advertising related to the successful issuance of a new insurance contract as indicated in Note 1—Significant Accounting Policies under the caption Deferred Acquisition Costs in the Notes to Consolidated Financial Statements. Additionally, the cost of acquiring blocks of insurance business or insurance business through the purchase of other companies, known as the value of insurance acquired (VOBA), is included in deferred acquisition costs. Our policies for accounting for deferred acquisition costs and the associated amortization are reported under the same caption in Note 1—Significant Accounting Policies.

Over 99% of our recorded amounts for deferred acquisition costs at December 31, 2018 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2018.

Less than 1% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts in proportion to actual and estimated future gross profits. These contracts are not subject to lock-in. The assumptions must be updated when actual experience or other evidence suggests that earlier estimates should be revised. Revisions related to our deposit business assets have not had a material impact on the amortization of deferred acquisition costs during the three years ended December 31, 2018.

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

TMK 2018 FORM 10-K

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

At times, the values of our fixed maturities can also be affected by illiquidity in the financial markets. Illiquidity would contribute to a spread widening, and accordingly to unrealized losses, on many securities that we would expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed maturity investments is presented in Note 1—Significant Accounting Policies and in Note 4—Investments under the captions Fair Value Measurements in both notes.

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

Defined benefit pension plans. We maintain funded defined benefit plans covering most full-time employees. We also have an unfunded nonqualified defined benefit plan covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2018, our gross liability under these plans was $556 million, but was offset by assets of $393 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2018 and projected benefit obligation as of December 31, 2018.

TMK 2018 FORM 10-K

Pension Assumptions
(Dollar amounts in thousands)

Assumption	Change(1)	Impact on Expense	Impact on Projected Benefit Obligation

Discount Rate(2):
Increase	25	$(2,450)	$(20,542)
Decrease	(25)	2,679	21,765
Expected Return(3):
Increase	25	(1,037)	—
Decrease	(25)	1,037	—

(1)	In basis points.

(2)	The discount rate for determining the net periodic benefit cost was 3.75% for 2018. The discount rate used for determining the projected benefit obligation as of December 31, 2018 was 4.37%.

(3)	The expected long-term return rate assumed was 6.72%.

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

TMK 2018 FORM 10-K

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

(6)	Changes in pricing competition;

(7)	Litigation results;

(8)	Levels of administrative and operational efficiencies that differ from our assumptions;

(9)	Our inability to obtain timely and appropriate premium rate increases for health insurance policies due to regulatory delay;

(10)	The customer response to new products and marketing initiatives; and

(11)	Reported amounts in the consolidated financial statements which are based on our estimates and judgments which may differ from the actual amounts ultimately realized.

Readers are also directed to consider other risks and uncertainties described in our other documents on file with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 of this report.

TMK 2018 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements Index

TMK 2018 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Torchmark Corporation (McKinney, Texas)

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Torchmark as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Torchmark’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on Torchmark’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of Torchmark’s management. Our responsibility is to express an opinion on Torchmark’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Torchmark in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 28, 2019

We have served as Torchmark’s auditor since 1999.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31,
	2018	2017
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2018—$15,753,471; 2017—$14,995,101)	$16,297,932	$16,969,325
Policy loans	550,066	529,529
Other long-term investments (includes: 2018—$108,241; 2017—$0, under the fair value option)	207,258	108,559
Short-term investments	63,288	127,071
Total investments	17,118,544	17,734,484
Cash	121,026	118,563
Accrued investment income	243,003	233,453
Other receivables	415,157	391,775
Deferred acquisition costs	4,137,925	3,958,063
Goodwill	441,591	441,591
Other assets	549,899	528,536
Assets related to discontinued operations	68,577	68,520
Total assets	$23,095,722	$23,474,985
Liabilities:
Future policy benefits	$13,953,826	$13,439,472
Unearned and advance premiums	61,208	61,430
Policy claims and other benefits payable	350,826	333,294
Other policyholders' funds	97,459	97,635
Total policy liabilities	14,463,319	13,931,831
Current and deferred income taxes payable	1,047,737	1,312,002
Other liabilities	453,270	489,609
Short-term debt	307,848	328,067
Long-term debt (estimated fair value: 2018—$1,384,455; 2017—$1,228,392)	1,357,185	1,132,201
Liabilities related to discontinued operations	51,186	49,854
Total liabilities	17,680,545	17,243,564
Commitments and Contingencies (Note 6)
Shareholders’ equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2018 and 2017	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2018—121,218,183 issued; 2017—124,218,183 issued)	121,218	124,218
Additional paid-in capital	524,414	508,476
Accumulated other comprehensive income (loss)	319,475	1,424,274
Retained earnings	5,213,468	4,806,208
Treasury stock, at cost: (2018—10,525,147 shares; 2017—9,625,104 shares)	(763,398)	(631,755)
Total shareholders’ equity	5,415,177	6,231,421
Total liabilities and shareholders’ equity	$23,095,722	$23,474,985

See accompanying Notes to Consolidated Financial Statements.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Life premium	$2,406,555	$2,306,547	$2,189,333
Health premium	1,015,339	976,373	947,663
Other premium	12	15	38
Total premium	3,421,906	3,282,935	3,137,034

Net investment income	882,512	847,885	806,903
Realized gains (losses)	(1,804)	23,611	(10,683)
Other income	1,137	1,142	1,375
Total revenue	4,303,751	4,155,573	3,934,629

Benefits and expenses:
Life policyholder benefits	1,591,790	1,558,261	1,479,272
Health policyholder benefits	649,188	633,778	612,725
Other policyholder benefits	34,264	35,836	36,751
Total policyholder benefits	2,275,242	2,227,875	2,128,748

Amortization of deferred acquisition costs	516,690	490,403	469,063
Commissions, premium taxes, and non-deferred acquisition costs	278,487	264,860	249,174
Other operating expense	279,585	257,255	232,064
Interest expense	90,076	84,532	83,345
Total benefits and expenses	3,440,080	3,324,925	3,162,394

Income before income taxes	863,671	830,648	772,235
Income tax benefit (expense)	(162,161)	627,615	(232,645)
Income from continuing operations	701,510	1,458,263	539,590

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(44)	(3,769)	10,189
Net income	$701,466	$1,454,494	$549,779

Basic net income (loss) per common share:
Continuing operations	$6.22	$12.53	$4.50
Discontinued operations	—	(0.03)	0.08
Total basic net income per common share	$6.22	$12.50	$4.58

Diluted net income (loss) per common share:
Continuing operations	$6.09	$12.26	$4.41
Discontinued operations	—	(0.04)	0.08
Total diluted net income per common share	$6.09	$12.22	$4.49

See accompanying Notes to Consolidated Financial Statements.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$701,466	$1,454,494	$549,779

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1,426,581)	950,088	544,886
Reclassification adjustment for (gains) losses on securities included in net income	(5,715)	(34,954)	10,645
Reclassification adjustment for amortization of (discount) premium	3,957	(47)	(4,185)
Foreign exchange adjustment on securities recorded at fair value	(1,424)	1,326	312
Unrealized gains (losses) on securities	(1,429,763)	916,413	551,658
Unrealized gains (losses) on other investments:
Unrealized holding gains (losses) arising during period	(5,155)	5,008	2,503
Reclassification adjustment for (gains) losses included in net income	—	—	(360)
Unrealized gains (losses) on other investments	(5,155)	5,008	2,143
Total unrealized investment gains (losses)	(1,434,918)	921,421	553,801
Less applicable (taxes) benefits	301,327	(322,553)	(193,820)
Unrealized gains (losses) on investments, net of tax	(1,133,591)	598,868	359,981

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	5,549	(538)	(2,412)
Less applicable (taxes) benefits	(1,165)	188	845
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	4,384	(350)	(1,567)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(12,417)	11,389	2,178
Less applicable (taxes) benefits	2,610	(2,937)	(838)
Foreign exchange translation adjustments, other than securities, net of tax	(9,807)	8,452	1,340

Pension:
Pension adjustments:
Amortization of pension costs	15,095	12,436	10,168
Plan amendments	(2,377)	—	—
Experience gain (loss)	30,591	(31,933)	(31,902)
Pension adjustments	43,309	(19,497)	(21,734)
Less applicable (taxes) benefits	(9,094)	6,827	7,607
Pension adjustments, net of tax	34,215	(12,670)	(14,127)

Other comprehensive income (loss)	(1,104,799)	594,300	345,627
Comprehensive income (loss)	$(403,333)	$2,048,794	$895,406

See accompanying Notes to Consolidated Financial Statements.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Year Ended December 31, 2016
Balance at January 1, 2016	$—	$130,218	$482,284	$231,947	$3,614,369	$(403,266)	$4,055,552
Comprehensive income (loss)	—	—	—	345,627	549,779	—	895,406
Common dividends declared ($.56 per share)	—	—	—	—	(66,968)	—	(66,968)
Acquisition of treasury stock	—	—	—	—	—	(404,784)	(404,784)
Stock-based compensation	—	—	19,659	—	(2,224)	8,891	26,326
Exercise of stock options	—	—	—	—	(53,845)	115,174	61,329
Retirement of treasury stock	—	(3,000)	(11,522)	—	(150,313)	164,835	—
Balance at December 31, 2016	—	127,218	490,421	577,574	3,890,798	(519,150)	4,566,861

Year Ended December 31, 2017
Comprehensive income (loss)	—	—	—	594,300	1,454,494	—	2,048,794
Common dividends declared ($.60 per share)	—	—	—	—	(69,494)	—	(69,494)
Acquisition of treasury stock	—	—	—	—	—	(412,989)	(412,989)
Stock-based compensation	—	—	30,190	—	(606)	7,450	37,034
Exercise of stock options	—	—	—	—	(38,333)	99,548	61,215
Reclassifications, Tax Reform	—	—	—	252,400	(252,400)	—	—
Retirement of treasury stock	—	(3,000)	(12,135)	—	(178,251)	193,386	—
Balance at December 31, 2017	—	124,218	508,476	1,424,274	4,806,208	(631,755)	6,231,421

Year Ended December 31, 2018
Comprehensive income (loss)	—	—	—	(1,104,799)	701,466	—	(403,333)
Common dividends declared ($.64 per share)	—	—	—	—	(71,941)	—	(71,941)
Acquisition of treasury stock	—	—	—	—	—	(421,749)	(421,749)
Stock-based compensation	—	—	28,836	—	(1,803)	12,759	39,792
Exercise of stock options	—	—	—	—	(24,811)	60,902	36,091
Adoption of ASU 2016-01(1)	—	—	—	—	4,896	—	4,896
Retirement of treasury stock	—	(3,000)	(12,898)	—	(200,547)	216,445	—
Balance at December 31, 2018	$—	$121,218	$524,414	$319,475	$5,213,468	$(763,398)	$5,415,177

(1)
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily revises the classification and measurement of certain equity investments such that they will be measured at fair value through net income. Additionally, the guidance eliminates the cost method for certain partnerships and joint ventures and requires these types of investments to be accounted for under the fair value through net income or equity method. This standard became effective for the Company on January 1, 2018. See further discussion in Note 1—Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$701,466	$1,454,494	$549,779
Adjustments to reconcile net income from continuing operations to cash provided from continuing operations:
Loss (income) from discontinued operations, net of income taxes	44	3,769	(10,189)
Increase (decrease) in future policy benefits	664,997	687,407	645,844
Increase (decrease) in other policy benefits	17,134	31,784	24,668
Deferral of policy acquisition costs	(699,551)	(660,134)	(635,318)
Amortization of deferred policy acquisition costs	516,690	490,403	469,063
Change in current and deferred income taxes	69,369	(700,660)	152,210
Realized (gains) losses	1,804	(23,611)	10,683
Other, net	4,463	67,933	20,079
Net cash provided from (used for) continuing operations	1,276,416	1,351,385	1,226,819
Net cash provided from (used for) discontinued operations	1,231	77,673	171,889
Cash provided from (used for) operating activities	1,277,647	1,429,058	1,398,708

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	32,021	67,246	340,434
Fixed maturities available for sale—matured, called, and repaid	343,712	488,843	236,353
Other long-term investments	477	3,534	1,217
Total investments sold or matured	376,210	559,623	578,004
Acquisition of investments:
Fixed maturities—available for sale	(1,155,539)	(1,314,609)	(1,530,053)
Other long-term investments	(93,631)	(55,096)	(20,444)
Total investments acquired	(1,249,170)	(1,369,705)	(1,550,497)
Net (increase) decrease in policy loans	(20,537)	(21,554)	(15,513)
Net (increase) decrease in short-term investments	63,783	(55,031)	(17,274)
Additions to properties	(45,092)	(20,285)	(25,162)
Sale of other assets	1,987	18	90
Investments in low-income housing interests	(23,404)	(19,890)	(32,084)
Cash provided from (used for) investing activities	(896,223)	(926,824)	(1,062,436)

Cash provided from (used for) financing activities:
Issuance of common stock	36,091	61,215	61,329
Cash dividends paid to shareholders	(71,421)	(68,831)	(66,931)
Repayment of debt	(327,762)	(126,875)	(250,000)
Proceeds from issuance of debt	550,000	125,000	400,000
Payment for debt issuance costs	(6,969)	(1,661)	(9,638)
Net borrowing (repayment) of commercial paper	(22,719)	61,092	22,224
Acquisition of treasury stock	(421,749)	(412,989)	(404,784)
Net receipts (payments) from deposit-type product	(126,991)	(90,932)	(71,991)
Cash provided from (used for) financing activities	(391,520)	(453,981)	(319,791)

Effect of foreign exchange rate changes on cash	12,559	(5,853)	(1,701)
Increase (decrease) in cash	2,463	42,400	14,780
Cash at beginning of year	118,563	76,163	61,383
Cash at end of year	$121,026	$118,563	$76,163

See accompanying Notes to Consolidated Financial Statements.

TMK 2018 FORM 10-K

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

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), under guidance issued by the Financial Accounting Standards Board (FASB). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Torchmark sold one of its operating segments, Medicare Part D, during 2016. The financial results of this business are excluded from Torchmark's continuing operations including the Notes to the Consolidated Financial Statements.

Investments: Torchmark classifies all of its fixed maturity investments as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Policy loans are carried at unpaid principal balances. Other long-term investments include equity securities, real estate, commercial mortgage loan participations, and limited partnerships.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

Investments in equity securities are reported at fair value with changes in fair value, net of deferred taxes, reflected directly in "Realized Gains (Losses)" in the Consolidated Statements of Operations. Investments in real estate are reported at cost less allowances for depreciation. Depreciation is calculated on the straight-line method. Investments in certain limited partnerships are accounted for using the fair value option and fluctuations in fair value are reported in "Realized Gains (Losses)." Short-term investments include investments in interest-bearing assets with original maturities of twelve months or less. Gains and losses realized on the disposition of investments are determined on a specific identification basis.

Commercial mortgage loan participations, a type of investment where the mortgage loan is shared among investors, are accounted for as financing receivables. The commercial mortgage loan participations are managed by a third party. The Company purchased the legal rights to interests in commercial mortgage loans which are secured by properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of three years with the option to extend up to two years. The commercial mortgages loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses, if applicable. Interest income, net of the amortization of origination fees, is recorded in "Net Investment Income" under the effective yield method. The Company evaluates the performance and credit quality of each individual commercial mortgage on a quarterly basis, or as needed, by utilizing common metrics such as loan-to-value and debt service coverage ratios as well as evaluating the fair value of the underlying collateral. The fair value of the underlying collateral is based on a third party appraisal of the property. The Company will also determine the probability of estimated losses for each commercial mortgage loan and record an allowance if conclusions are reached that collection of principal and interest are not probable. The allowance for loan losses are based on estimates, historical experience, probability of loss, value of the underlying collateral, and macro factors that affect the collectability of the loan. All assumptions are reviewed and updated as necessary.

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

The great majority of Torchmark's fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2018, Torchmark's investments in fixed maturities were primarily composed of the following significant security types: corporate securities, state and municipal securities, and U.S. government securities. The remaining security types represented less than 2% of the total in the aggregate.

Over 95% of the fair value reported at December 31, 2018 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers, but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

TMK 2018 FORM 10-K

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

Torchmark invests in a portfolio of private placement fixed maturities that are not actively traded. This portfolio is managed by third parties. The portfolio managers provide valuations for the bonds based on a pricing matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If they cannot be corroborated, the fair values are classified as Level 3.

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements and Note 9—Postretirement Benefits under the caption Pension Plans.

Fair Value Measurements, Other Financial Instruments: Fair values for cash, short-term investments, short-term debt, commercial mortgage loan participations, limited partnerships, receivables, and payables approximate carrying value. Fair values of mortgage loans are determined based upon expected cash flows discounted at an appropriate risk-adjusted rate. The fair value of investments in limited partnerships that provide low-income housing tax credits is based on discounted projected cash flows. The commercial mortgage loan participations and the limited partnerships are classified as level 3. Policy loans are an integral part of Torchmark’s subsidiaries’ life insurance policies in force and their fair values cannot be valued separately and apart from the insurance contracts.

The fair values of Torchmark’s long-term debt issues are based on the same methodology as investments in fixed maturities. At December 31, 2018, observable inputs were available for these debt securities and as such were classified

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2018 is disclosed in Note 11—Debt.

As described in Note 9—Postretirement Benefits, Torchmark maintains a nonqualified supplemental retirement plan. Therefore the assets, that support the liability for this plan, are considered general assets of the Company. These assets consist of the cash value of corporate-owned life insurance policies (COLI) and exchange traded funds (ETFs). The fair value of the insurance cash values approximates carrying value. Fair values for the ETFs are derived from direct quotes and are considered Level 1 in the valuation hierarchy.

Impairment of Investments: Torchmark’s portfolio of fixed maturities fluctuates in value due to changes in interest rates in the financial markets as well as other factors. Fluctuations caused by market interest rate changes have little bearing on whether or not the investment will be ultimately recoverable. Therefore, Torchmark considers these declines in value resulting from changes in market interest rates to be temporary. In certain circumstances, however, Torchmark determines that the decline in the value of a security is other-than-temporary and writes the book value of the security down to its fair value, realizing an investment loss. The evaluation of Torchmark’s securities for other-than-temporary impairments is a process that is undertaken at least quarterly and is overseen by a team of investment and accounting professionals. Each security, which is impaired because the fair value is less than the cost or amortized cost, is identified and evaluated. The determination that an impairment is other-than-temporary is highly subjective and involves the careful consideration of many factors. Among the factors considered are:

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

Among the facts and information considered in the process are:

•	Financial statements of the issuer

•	Changes in credit ratings of the issuer

•	The value of underlying collateral

•	News and information included in press releases issued by the issuer

•	News and information reported in the media concerning the issuer

•	News and information published by or otherwise provided by securities, economic, or research analysts

•	The nature and amount of recent and expected future sources and uses of cash

•	Default on a required payment

•	Issuer bankruptcy filings

While all available information is taken into account, it is difficult to predict the ultimate recoverable amount of a distressed or impaired security. If a security is determined to be other-than-temporarily impaired, the cost basis of the

TMK 2018 FORM 10-K

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

Accrued investment income: Accrued investment income consists of interest income or dividends earned on the investment portfolio, but are yet to be received as of the balance sheet date. The Company will write-off accrued investment income that is deemed to be uncollectible.

Other Receivables: Other receivables consist mostly of agent debit balances that primarily represent commissions advanced to insurance agents. These balances are repaid to the Company over time as the premiums associated with the advanced commissions are collected by the Company and the agents' commissions on such premiums are retained. The balances were $396 million and $378 million at December 31, 2018 and 2017, respectively. Management believes these balances are recoverable as they are less than the estimated present value of future commissions.

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

DAC and VOBA are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs include interest, mortality, morbidity, and persistency, and are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-balance type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established.

DAC and VOBA are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized DAC and VOBA assets. These cash flows consist primarily of premium income, less benefits and expenses taking inflation into account. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Globe Life Direct Response advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Globe Life Direct Response advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of DAC. They are amortized in the same manner as other DAC. Globe Life Direct Response advertising costs charged to earnings and included in other operating expense were $9.0 million, $9.3 million, and $9.3 million in 2018, 2017, and 2016, respectively. At December 31, 2018, unamortized capitalized advertising costs included within DAC were $1.3 billion at December 31, 2018 and $1.3 billion at December 31, 2017.

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

Torchmark tested its goodwill annually as of June 30th in each of the years 2016 through 2018. Torchmark’s goodwill was not impaired in any of those periods.

Low-Income Housing Tax Credit Interests: Torchmark invests in limited partnerships that provide low-income housing tax credits and other related federal income tax benefits to Torchmark. The carrying value of Torchmark’s investment in these entities was $226 million and $228 million at December 31, 2018 and 2017, respectively and was included in "Other assets" on the Consolidated Balance Sheets. As of December 31, 2018, Torchmark was obligated under future commitments of $51 million, which are recorded in "Other liabilities". For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization, while the proportional method of amortization is utilized for all non-guaranteed and guaranteed investments acquired on or after January 1, 2015. All amortization expense is recorded in "Income tax benefit (expense)" on the Consolidated Statements of Operations.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less allowances for depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to five years for equipment and ten to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $256 million at December 31, 2018 and $217 million at December 31, 2017. Accumulated depreciation was $121 million at year end 2018 and $109 million at the end of 2017. Depreciation expense was $13 million in 2018, $11 million in 2017, and $10 million in 2016. Internally generated software costs are expensed as incurred in the preliminary project phase and post-implementation phase, and are capitalized during the application development stage.

Future Policy Benefits: The liability for future policy benefits for annuity and universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 88%

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

of total liabilities for future policy benefits, is determined on the net level premium method. This method provides for the present value of expected future benefit payments less the present value of expected future net premiums, based on estimated investment yields, mortality, morbidity, persistency, and other assumptions which were considered appropriate at the time the policies were issued. For limited-payment contracts, a deferred profit liability is also recorded which causes profits to emerge over the life of the contract in proportion to policies in force.

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

Policy Claims and Other Benefits Payable: Torchmark establishes a liability for known policy benefits payable and an estimate of claims that have been incurred but not yet reported to the Company. Torchmark makes an estimate of unreported claims after careful evaluation of all information available to the Company. This estimate is based on prior experience and is reviewed quarterly. However, there is no certainty the stated liability for claims and other benefits, including the estimate of unsubmitted claims, will be Torchmark’s ultimate obligation. See Note 7—Liability for Unpaid Claims for disclosures.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement book values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Legislation) was enacted into law which changed existing tax law, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. In 2017, the Company recorded $874 million in net income, primarily as a result of remeasuring its deferred assets and liabilities using the lower corporate tax rate as of the date of enactment. In the fourth quarter of 2018, the Company completed its analysis of the tax legislation and recorded an additional $798 thousand adjustment related to the remeasurement of the deferred tax assets and liabilities based on the 21% rate. More information concerning income taxes is provided in Note 8—Income Taxes.

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

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized evenly over the contract period and when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $16 million, $17 million, and $18 million for the years ended December 31, 2018, 2017, and 2016, respectively. Other premium consists of annuity policy charges in each year. For most insurance products, the related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of DAC in a manner which recognizes profits as they are earned over the revenue recognition period. For limited-payment life insurance products, the profits are recognized over the contract period.

Stock-Based Compensation: Torchmark accounts for stock-based compensation by recognizing an expense in the consolidated financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

The fair value method requires the use of an option valuation model to value employee stock options. Torchmark has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2016 through 2018 is as follows:

	2018	2017	2016
Volatility factor	13.7%	14.8%	19.2%
Dividend yield	0.7%	0.7%	1.1%
Expected term (in years)	5.76	5.71	5.78
Risk-free rate	2.7%	2.0%	1.3%

The expected term is generally derived from Company experience. However, expected terms are determined based on the simplified method as permitted under the ASC 718 Stock Compensation topic when Company experience is insufficient. The Torchmark Corporation 2011 Incentive Plan replaced all previous plans and allows for option grants for employees with a ten-year contractual term which vest over five years in addition to seven-year grants which vest over three years as permitted by the previous plans. Director grants vest over six months. The Company has sufficient experience with seven-year grants that vest in three years, but insufficient historical experience with five-year vesting. Therefore, Torchmark has used the simplified method to determine the expected term for the ten-year grants with five-year vesting and will do so until adequate experience is developed. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested). Expenses for restricted stock and restricted stock units are based on the grant date fair value allocated on a straight-line basis over the service period. Performance share expense is recognized based on management’s estimate of the probability of meeting the metrics identified in the performance share award agreement, assigned to each service period as these estimates develop. On April 26, 2018, the shareholders approved of the Torchmark Corporation 2018 Incentive Plan. No awards related to this plan were issued as of December 31, 2018. The 2018 Incentive Plan replaced all previous plans.

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

TMK 2018 FORM 10-K

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

Accounting Pronouncements Adopted in the Current Year
Standard	Description	Effective date	Effect on the consolidated financial statements
ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU primarily revises the classification and measurement of certain equity investments such that they will be measured at fair value through net income. Additionally, the guidance eliminates the cost method for partnerships and joint ventures and requires these types of investments to be accounted for under the fair value through net income or equity method.
This standard became effective for the Company on January 1, 2018.
On January 1, 2018, the Company adopted this standard on a modified retrospective basis for two types of investments: equity securities and certain limited partnerships. The adoption resulted in a $4.9 million after-tax positive adjustment to the opening balance of retained earnings. Subsequent to the adoption, the Company elected to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized Gains (Losses)" in the Consolidated Statements of Operations. As of December 31, 2018, the fair value balance of the limited partnerships was $108 million. See Note 4—Investments for further discussion.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU provided uniformity in the classification of cash receipts and payments recorded in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, and proceeds from the settlement of insurance claims.
		This standard became effective on January 1, 2018.	This standard did not have a material impact to the classification on the Consolidated Statement of Cash Flows.
ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard was issued to simplify the reporting of pension costs by disaggregating the service-cost component from the other components of net benefit costs and reporting it separately on the income statement. The service-cost component is the only component of net benefit cost that will be eligible for capitalization.

This standard became effective on January 1, 2018 with a retrospective transition method for separation of net benefit costs and a prospective transition method for the capitalization of service costs.

For the twelve months ended December 31, 2018, the Company recorded $3.1 million in additional expense to the 2018 Consolidated Statements of Operations due to the elimination of the ability to capitalize a portion of the benefit costs. There was no impact to the Consolidated Statements of Operations in regards to separately reporting expenses as the Company reports all costs on one line item (Other Operating Expenses). See Note 9—Postretirement benefits.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective date	Effect on the consolidated financial statements
ASU No. 2016-02/2018-11, Leases (Topic 842), with clarification guidance issued in July 2018.
The standard requires lessees to record a right-of-use asset and corresponding lease liability on the balance sheet for all operating leases that do not qualify for the practical expedients allowed for in this standard. Additional qualitative and quantitative disclosures will be required.
This standard will become effective for the Company beginning January 1, 2019.
The Company plans to adopt the optional transition method allowed for under ASU 2018-11 by not restating comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings on the period of adoption. The Company does not have any significant lessor contracts.
In 2018, the Company completed and implemented appropriate solutions to identify and quantify applicable operating leases in accordance with this standard. Based on our analysis, this standard has an immaterial impact to the consolidated financial statements. Refer to Note 6—Commitments and Contingencies for consideration of the noncancelable operating lease commitments.

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard provides financial statement users with more decision-useful information about the expected credit losses on financial instruments as well as to change the loss impairment methodology for available-for-sale debt securities by use of an allowance rather than a direct write-down.
		This standard will become effective on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition.	The Company is in the process of determining the impact this guidance will have on the consolidated financial statements.
ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities	This guidance was issued to shorten the amortization period for certain callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date.
This standard will become effective on January 1, 2019 with early adoption permitted, including during interim periods. The adoption is to be applied on a modified retrospective basis through an adjustment to retained earnings.
This adoption did not have a material impact on the consolidated financial statements as of January 1, 2019.
ASU No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The guidance was primarily issued to 1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, 2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, 3) simplify the amortization of deferred acquisition costs, and 4) improve the effectiveness of the required disclosures.
This standard is effective beginning January 1, 2021, and should be applied on a retrospective basis. Early adoption of the amendments is permitted.
ASU 2018-12 will require changes to the Company's actuarial systems and data inputs related to the valuation of the future policy benefits. The Company is in the process of evaluating the impact this guidance will have on the consolidated financial statements and cannot reasonably estimate such impact at this time.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies (continued)

Accounting Pronouncements Yet to be Adopted (continued)
Standard	Description	Effective date	Effect on the consolidated financial statements
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The amendment modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures.
The revised standard is effective beginning January 1, 2020. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. Early adoption is permitted.
The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Changes to the Disclosure Requirements for Defined Benefit Plans.	The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant.	This standard is effective beginning January 1, 2021, and will be applied retrospectively. Early adoption is permitted.	The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

The guidance was issued to align the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. Accordingly, the standard requires the capitalization of implementation costs incurred in a hosting arrangement that is a service contract, similar to the treatment for developed or obtained internal-use software.
		The guidance is effective beginning January 1, 2020, and the Company plans to apply the standards on a prospective basis. Early adoption of the amendments is also permitted.	The Company is in the process of determining the impact this guidance will have on the consolidated financial statements.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 2—Statutory Accounting

Life insurance subsidiaries of Torchmark are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2018	2017	2016	2018	2017
Life insurance subsidiaries	$437,549	$426,285	$429,563	$1,443,156	$1,254,875

The excess, if any, of shareholder’s equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to Torchmark without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $499 million at December 31, 2018. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders’ Equity.

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

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis in the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2016 through 2018.

Components of Accumulated Other Comprehensive Income

	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
For the year ended December 31, 2016:
Balance at January 1, 2016	$332,333	$(5,115)	$3,627	$(98,898)	$231,947
Other comprehensive income (loss) before reclassifications, net of tax	356,016	(1,567)	1,340	(20,736)	335,053
Reclassifications, net of tax	3,965	—	—	6,609	10,574
Other comprehensive income (loss)	359,981	(1,567)	1,340	(14,127)	345,627
Balance at December 31, 2016	692,314	(6,682)	4,967	(113,025)	577,574

For the year ended December 31, 2017:
Other comprehensive income (loss) before reclassifications, net of tax	621,619	(350)	8,452	(20,753)	608,968
Reclassifications, net of tax	(22,751)	—	—	8,083	(14,668)
Other comprehensive income (loss)	598,868	(350)	8,452	(12,670)	594,300
Reclassifications, Tax reform	278,107	(1,515)	2,883	(27,075)	252,400
Balance at December 31, 2017	1,569,289	(8,547)	16,302	(152,770)	1,424,274

For the year ended December 31, 2018:
Other comprehensive income (loss) before reclassifications, net of tax	(1,132,202)	4,384	(9,807)	22,290	(1,115,335)
Reclassifications, net of tax	(1,389)	—	—	11,925	10,536
Other comprehensive income (loss)	(1,133,591)	4,384	(9,807)	34,215	(1,104,799)
Balance at December 31, 2018	$435,698	$(4,163)	$6,495	$(118,555)	$319,475

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for each of the years 2016 through 2018.

Reclassification Adjustments

	Year Ended December 31,
Component Line Item	2018	2017	2016	Affected line items in the Statement of Operations
Unrealized gains (losses) on available for sale assets:
Realized (gains) losses	$(5,715)	$(34,954)	$10,285	Realized investment gains (losses)
Amortization of (discount) premium	3,957	(47)	(4,185)	Net investment income
Total before tax	(1,758)	(35,001)	6,100
Tax	369	12,250	(2,135)	Income taxes
Total after tax	(1,389)	(22,751)	3,965

Pension adjustments:
Amortization of prior service cost	535	476	477	Other operating expenses
Amortization of actuarial (gain) loss	14,560	11,960	9,691	Other operating expenses
Total before tax	15,095	12,436	10,168
Tax	(3,170)	(4,353)	(3,559)	Income taxes
Total after tax	11,925	8,083	6,609
Total reclassifications (after tax)	$10,536	$(14,668)	$10,574

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by cost or amortized cost and estimated fair value at December 31, 2018 and 2017 are as follows. Redeemable preferred stock is included within the corporates by sector.

	At December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,351	$5,104	$(2,787)	$392,668	2
States, municipalities, and political subdivisions	1,354,810	83,600	(1,750)	1,436,660	9
Foreign governments	19,006	1,810	—	20,816	—
Corporates, by sector:
Financial	3,759,768	262,875	(87,515)	3,935,128	24
Utilities	1,989,506	217,846	(24,399)	2,182,953	13
Energy	1,652,700	93,880	(62,371)	1,684,209	10
Other corporate sectors	6,382,707	283,524	(242,509)	6,423,722	40
Total corporates	13,784,681	858,125	(416,794)	14,226,012	87
Collateralized debt obligations	57,769	22,014	(6,414)	73,369	1
Other asset-backed securities	146,854	2,187	(634)	148,407	1
Total fixed maturities	$15,753,471	$972,840	$(428,379)	$16,297,932	100

(1)	Amount reported in the balance sheet.

(2)	At fair value.

	At December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,646	$18,173	$(1,373)	$407,446	2
States, municipalities, and political subdivisions	1,091,960	127,890	(135)	1,219,715	7
Foreign governments	20,236	1,782	—	22,018	—
Corporates, by sector:
Financial	3,619,147	538,853	(26,119)	4,131,881	25
Utilities	1,984,290	371,538	(1,395)	2,354,433	14
Energy	1,619,349	226,140	(25,392)	1,820,097	11
Other corporate sectors	6,065,803	747,612	(20,616)	6,792,799	40
Total corporates	13,288,589	1,884,143	(73,522)	15,099,210	90
Collateralized debt obligations	59,150	20,084	(7,653)	71,581	—
Other asset-backed securities	144,520	4,835	—	149,355	1
Total fixed maturities	$14,995,101	$2,056,907	$(82,683)	$16,969,325	100

(1)	Amount reported in the balance sheet.

(2)	At fair value.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Securities, cash, and short-term investments held on deposit with various state and federal regulatory authorities had an amortized cost and fair value, respectively, of $712 million and $763 million at December 31, 2018 and $657 million and $753 million at December 31, 2017.

A schedule of fixed maturities available for sale by contractual maturity date at December 31, 2018 is shown below on an amortized cost basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At December 31, 2018
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$190,025	$192,792
Due after one year through five years	631,833	656,317
Due after five years through ten years	1,680,184	1,811,532
Due after ten years through twenty years	5,090,608	5,516,103
Due after twenty years	7,955,528	7,898,702
Mortgage-backed and asset-backed securities	205,293	222,486
	$15,753,471	$16,297,932

Analysis of investment operations: Net investment income is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities available for sale	$843,510	$817,213	$778,912
Policy loans	41,359	39,578	38,436
Other long-term investments	10,638	4,991	2,786
Short-term investments	2,642	948	447
	898,149	862,730	820,581
Less investment expense	(15,637)	(14,845)	(13,678)
Net investment income	$882,512	$847,885	$806,903

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

An analysis of realized gains (losses) is as follows:

	Year Ended December 31,
	2018	2017	2016
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other	$5,715	$35,199	$(10,645)
Other-than-temporary impairments	—	(245)	—
Fair value option—change in fair value	2,650	—	—
Other investments	909	(7,302)	(38)
Realized gains (losses) from investments	9,274	27,652	(10,683)

Realized loss on redemption of debt(1)	(11,078)	(4,041)	—
	(1,804)	23,611	(10,683)
Applicable tax	379	(6,021)	3,739
Realized gains (losses), net of tax	$(1,425)	$17,590	$(6,944)

(1)	Refer to Note 11—Debt for further discussion.

An analysis of the net change in unrealized investment gains (losses) is as follows:

	Year Ended December 31,
	2018	2017	2016
Change in investment gains (losses) on:
Fixed maturities available for sale	$(1,429,763)	$916,413	$551,658
Other investments	(5,155)	5,008	2,143
Net change in unrealized gains (losses)	$(1,434,918)	$921,421	$553,801

Additional information about securities sold is as follows:

	Year Ended December 31,
	2018	2017	2016
Fixed maturities available for sale:
Proceeds from sales(1)	$32,021	$67,246	$358,285
Gross realized gains	66	5,079	6,133
Gross realized losses	(13,996)	(1,100)	(32,608)

(1)	Includes unsettled sales of $17.9 million at December 31, 2016. There were no unsettled sales in 2018 or 2017.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$392,668	$—	$392,668
States, municipalities, and political subdivisions	—	1,436,660	—	1,436,660
Foreign governments	—	20,816	—	20,816
Corporates, by sector:
Financial	—	3,891,728	43,400	3,935,128
Utilities	—	2,032,127	150,826	2,182,953
Energy	—	1,645,077	39,132	1,684,209
Other corporate sectors	—	6,103,609	320,113	6,423,722
Total corporates	—	13,672,541	553,471	14,226,012
Collateralized debt obligations	—	—	73,369	73,369
Other asset-backed securities	—	135,425	12,982	148,407
Total fixed maturities	$—	$15,658,110	$639,822	$16,297,932
Percentage of total	—%	96%	4%	100%

	Fair Value Measurements at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$407,446	$—	$407,446
States, municipalities, and political subdivisions	44	1,219,671	—	1,219,715
Foreign governments	—	22,018	—	22,018
Corporates, by sector:
Financial	—	4,069,875	62,006	4,131,881
Utilities	—	2,198,703	155,730	2,354,433
Energy	—	1,779,281	40,816	1,820,097
Other corporate sectors	—	6,468,541	324,258	6,792,799
Total corporates	—	14,516,400	582,810	15,099,210
Collateralized debt obligations	—	—	71,581	71,581
Other asset-backed securities	—	135,306	14,049	149,355
Total fixed maturities	$44	$16,300,841	$668,440	$16,969,325
Percentage of total	—%	96%	4%	100%

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following table represents changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2016	$—	$70,382	$530,806	$601,188
Total gains or losses:
Included in realized gains/losses	—	—	788	788
Included in other comprehensive income	—	(3,943)	6,403	2,460
Acquisitions	—	—	33,662	33,662
Sales	—	—	—	—
Amortization	—	5,186	17	5,203
Other(1)	—	(8,122)	(12,076)	(20,198)
Transfers into (out of) Level 3(2)	—	—	—	—
Balance at December 31, 2016	—	63,503	559,600	623,103
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	410	9,654	10,900	20,964
Acquisitions	14,000	—	21,666	35,666
Sales	—	—	—	—
Amortization	—	4,914	17	4,931
Other(1)	(361)	(6,490)	(9,373)	(16,224)
Transfers into (out of) Level 3(2)	—	—	—	—
Balance at December 31, 2017	14,049	71,581	582,810	668,440
Total gains or losses:
Included in realized gains/losses	—	—	698	698
Included in other comprehensive income	(591)	3,170	(23,687)	(21,108)
Acquisitions	—	—	27,453	27,453
Sales	—	—	—	—
Amortization	—	4,737	16	4,753
Other(1)	(476)	(6,119)	(38,352)	(44,947)
Transfers into (out of) Level 3(2)	—	—	4,533	4,533
Balance at December 31, 2018	$12,982	$73,369	$553,471	$639,822

(1)	Includes capitalized interest, foreign exchange adjustments and principal repayments.

(2)	There were no transfers in or out of Level 3 during 2016 and 2017.

Acquisitions of Level 3 investments in each of the years 2016 through 2018 are comprised of private-placement fixed maturities managed by an unaffiliated third-party.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Quantitative Information about Level 3
Fair Value Measurements
As of December 31, 2018

	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted Average
Asset-backed securities	$12,982	Determination of credit spread	Credit rating	BBB-	BBB-
		Discounted cash flows	Discount rate	5.65%	5.65%
Collateralized debt obligations	73,369	Discounted cash flows	Discount rate	6.70 - 7.70%	7.51%
Private placement fixed maturities	553,471	Determination of credit spread	Credit rating	A+ to BB-	BBB
		Discounted cash flows	Discount rate	3.62 - 11.30%	4.67%
	$639,822

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

The following table presents transfers in and out of each of the valuation levels of fair values.

	2018			2017			2016
	In	Out	Net	In	Out	Net	In	Out	Net
Level 1	$—	$—	$—	$42,372	$(597)	$41,775	$45,344	$—	$45,344
Level 2	—	(4,533)	(4,533)	597	(42,372)	(41,775)	—	(45,344)	(45,344)
Level 3	4,533	—	4,533	—	—	—	—	—	—

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

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Other-than-temporary impairments (OTTI): Based on the Company's evaluation of its fixed maturities available for sale in an unrealized loss position in accordance with the OTTI policy as described in Note 1—Significant Accounting Policies, the Company concluded that there was an other-than-temporary impairment of $245 thousand ($159 thousand, net of tax) during the year ended December 31, 2017. For the years ended December 31, 2018 and 2016, there were no other-than-temporary impairments.

As of year-end 2018, previously written down securities remaining in the portfolio were carried at a fair value of $60 million, or less than 0.4% of the fair value of the fixed maturity portfolio. Torchmark is continuously monitoring the market conditions impacting its portfolio. While adverse market conditions for an extended duration could lead to some ratings downgrades in certain sectors, Torchmark has the ability and intent to hold these investments to recovery, and does not intend to sell or expect to be required to sell any of its securities in such a position.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Unrealized gains/loss analysis: The following tables disclose gross unrealized investment losses by class and major sector of investments at December 31, 2018 and December 31, 2017 for the respective periods of time in a loss position. Torchmark considers these investments to be only temporarily impaired.

Analysis of Gross Unrealized Investment Losses

	At December 31, 2018
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$37,182	$(212)	$89,664	$(2,575)	$126,846	$(2,787)
States, municipalities and political subdivisions	124,907	(1,648)	7,981	(102)	132,888	(1,750)
Foreign governments	—	—	—	—	—	—
Corporates, by sector:
Financial	931,161	(36,337)	241,442	(21,572)	1,172,603	(57,909)
Utilities	329,753	(11,680)	121,308	(9,442)	451,061	(21,122)
Energy	475,736	(29,426)	54,937	(9,382)	530,673	(38,808)
Other corporate sectors	2,515,541	(149,168)	575,796	(62,994)	3,091,337	(212,162)
Total corporates	4,252,191	(226,611)	993,483	(103,390)	5,245,674	(330,001)
Other asset-backed securities	44,603	(634)	—	—	44,603	(634)
Total investment grade securities	4,458,883	(229,105)	1,091,128	(106,067)	5,550,011	(335,172)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	22,087	(8,674)	81,101	(20,932)	103,188	(29,606)
Utilities	28,613	(3,277)	—	—	28,613	(3,277)
Energy	42,874	(3,901)	36,122	(19,662)	78,996	(23,563)
Other corporate sectors	146,373	(7,235)	69,053	(23,112)	215,426	(30,347)
Total corporates	239,947	(23,087)	186,276	(63,706)	426,223	(86,793)
Collateralized debt obligations	—	—	13,586	(6,414)	13,586	(6,414)
Total below investment grade securities	239,947	(23,087)	199,862	(70,120)	439,809	(93,207)
Total fixed maturities	$4,698,830	$(252,192)	$1,290,990	$(176,187)	$5,989,820	$(428,379)

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Analysis of Gross Unrealized Investment Losses

	At December 31, 2017
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$34,388	$(422)	$47,514	$(951)	$81,902	$(1,373)
States, municipalities and political subdivisions	4,561	(21)	1,771	(9)	6,332	(30)
Foreign governments	—	—	—	—	—	—
Corporates, by sector:
Financial	133,080	(652)	35,302	(1,429)	168,382	(2,081)
Utilities	48,562	(569)	38,298	(826)	86,860	(1,395)
Energy	23,463	(81)	67,775	(3,682)	91,238	(3,763)
Other corporate sectors	220,661	(2,312)	163,886	(4,257)	384,547	(6,569)
Total corporates	425,766	(3,614)	305,261	(10,194)	731,027	(13,808)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—	—
Total investment grade securities	464,715	(4,057)	354,546	(11,154)	819,261	(15,211)

Below investment grade securities:
States, municipalities and political subdivisions	200	(105)	—	—	200	(105)
Corporates, by sector:
Financial	—	—	108,808	(24,038)	108,808	(24,038)
Energy	8,114	(104)	75,204	(21,525)	83,318	(21,629)
Other corporate sectors	25,334	(5,066)	54,383	(8,981)	79,717	(14,047)
Total corporates	33,448	(5,170)	238,395	(54,544)	271,843	(59,714)
Collateralized debt obligations	—	—	12,347	(7,653)	12,347	(7,653)
Total below investment grade securities	33,648	(5,275)	250,742	(62,197)	284,390	(67,472)
Total fixed maturities	$498,363	$(9,332)	$605,288	$(73,351)	$1,103,651	$(82,683)

Gross unrealized losses increased from $83 million at year end 2017 to $428 million at year end 2018, an increase of $346 million. The increase in the gross unrealized losses from prior year was primarily attributable to the increase in market rates.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Additional information about fixed maturities available for sale in an unrealized loss position is as follows:

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of December 31, 2018	495	234	729
As of December 31, 2017	92	102	194

Torchmark’s entire fixed maturity portfolio consisted of 1,548 issues at December 31, 2018 and 1,502 issues at December 31, 2017. The weighted-average quality rating of all unrealized loss positions at amortized cost was BBB+ for 2018 and BBB- for 2017.

Concentrations of Credit Risk: Torchmark maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2018, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporate securities	80%
Securities of state and municipal governments	8
Government-sponsored enterprises	2
Other	2

Below investment grade fixed maturities:
Corporate securities	3
Other	—
Policy loans, which are secured by the underlying insurance policy values	3
Other investments	2
100%

As of December 31, 2018, securities of state and municipal governments represented 8% of invested assets at fair value. Such investments are made throughout the U.S. At yearend 2018, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (30%), Washington (7%), Ohio (7%), Florida (6%), Illinois (6%), and Michigan (4%). Otherwise, there was no concentration within any given state greater than 4%.

Corporate debt securities and redeemable preferred stocks represent 83% of Torchmark's investment portfolio. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the corporate portfolio of corporate debt securities and redeemable preferred stocks at December 31, 2018, based on fair value:

Insurance	15%
Electric utilities	11
Oil and natural gas pipelines	7
Banks	6
Transportation	4
Real estate investment trusts	4
Oil and natural gas exploration and production	4
Chemicals	4
Food	4
Gas utilities	3

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

 At year end 2018, 3% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $757 million, amortized cost was $666 million, and fair value was $601 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Other investment information: Other long-term investments consist of the following:

	Year Ended December 31,
	2018	2017
Investment in limited partnerships	$108,241	$66,522
Commercial mortgage loan participations	96,266	39,489
Other	2,751	2,548
Total	$207,258	$108,559

Torchmark held invested assets with a fair value of $399 thousand that were non-income producing during the twelve months ended December 31, 2018.

Commercial mortgage loan participations: Summaries of commercial mortgage loan participations at December 31, 2018 and 2017 are as follows:

	2018		2017
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Office	$35,289	37	$18,378	46
Hospitality	15,137	16	10,496	27
Industrial	13,896	14	—	—
Retail	12,934	13	—	—
Mixed use	11,309	12	7,148	18
Multi-family	7,701	8	3,467	9
Total recorded investment	96,266	100	39,489	100
Less valuation allowance	—	—	—	—
Carrying value, net of valuation allowance	$96,266	100	$39,489	100

	2018		2017
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
South Atlantic	$39,414	41	$18,378	46
Middle Atlantic	23,488	24	3,467	9
Pacific	20,843	22	7,148	18
East North Central	10,531	11	10,496	27
West South Central	1,990	2	—	—
Total recorded investment	96,266	100	39,489	100
Less valuation allowance	—	—	—	—
Carrying value, net of valuation allowance	$96,266	100	$39,489	100

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

	2018
	Recorded Investment
	Debt Service Coverage Ratios
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total

Loan-to-value ratio:
Less than 70%	$18,343	$56,813	$10,531	$85,687	89
70% to 80%	10,579	—	—	10,579	11
81% to 90%	—	—	—	—	—
Greater than 90%	—	—	—	—	—
Total	$28,922	$56,813	$10,531	$96,266	100

	2017
	Recorded Investment
	Debt Service Coverage Ratios
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total

Loan-to-value ratio:
Less than 70%	$—	$18,378	$10,496	$28,874	73
70% to 80%	3,467	7,148	—	10,615	27
81% to 90%	—	—	—	—	—
Greater than 90%	—	—	—	—	—
Total	$3,467	$25,526	$10,496	$39,489	100

As of December 31, 2018 and 2017, the Company evaluated the commercial mortgage loan portfolio on a loan-by-loan basis to determine any allowance for loss. Factors considered include, but are not limited to, collateral value, loan-to-value ratio, debt service coverage ratio, local market conditions, credit quality of the borrower and tenants, and loan performance. As of December 31, 2018 and 2017, there was no allowance for loss.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 5—Deferred Acquisition Costs

An analysis of DAC is as follows:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$3,958,063	$3,783,158	$3,617,135
Additions:
Deferred during period:
Commissions	497,459	465,920	436,252
Other expenses	202,092	194,214	199,066
Total deferred	699,551	660,134	635,318
Foreign exchange adjustment	—	5,712	2,180
Adjustment attributable to unrealized investment losses(1)	5,549	—	—
Total additions	705,100	665,846	637,498
Deductions:
Amortized during period	(516,690)	(490,403)	(469,063)
Foreign exchange adjustment	(8,548)	—	—
Adjustment attributable to unrealized investment gains(1)	—	(538)	(2,412)
Total deductions	(525,238)	(490,941)	(471,475)
Balance at end of year	$4,137,925	$3,958,063	$3,783,158

(1)	Represents amounts pertaining to investments relating to universal life-type products.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 6—Commitments and Contingencies

Reinsurance: Insurance affiliates of Torchmark reinsure that portion of insurance risk which is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2 million per life. Life insurance ceded represented 0.4% of total life insurance in force at December 31, 2018. Insurance ceded on life and accident and health products represented 0.2% of premium income for 2018. Torchmark would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other external companies. Life reinsurance assumed represented 1.6% of life insurance in force at December 31, 2018 and reinsurance assumed on life and accident and health products represented 0.6% of premium income for 2018.

Leases: Torchmark leases office space, office equipment, and aviation equipment under a variety of operating lease arrangements. The Company does not have any capital leases.

Rental expense for operating leases for each of the three years ended December 31, 2018 is as follows:

	Year Ended December 31,
	2018	2017	2016
Rental expense	$3,959	$6,446	$6,520

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2018 were as follows:

	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter
Operating lease commitments	$4,304	$4,208	$3,560	$2,755	$1,916	$6,596

Purchase Commitments: Torchmark has various long-term noncancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests. See further discussion related to tax credits in Note 1—Significant Accounting Policies.

	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter
Purchase commitments	$27,938	$23,515	$4,121	$2,705	$3,018	$244,854

Investments: As of December 31, 2018, Torchmark is committed to purchase $154 million of commercial mortgage loan participations from a third party by 2021 and $250 million to fund investments related to a limited partnership by 2022.

Guarantees: At December 31, 2018, Torchmark had in place three guarantee agreements, of which were either Parent Company guarantees of subsidiary obligations to a third party, or Parent Company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2018, Torchmark had no liability with respect to these guarantees.

Letters of Credit: Torchmark has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Torchmark insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Torchmark’s insurance carriers. The agreement expires in 2021. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. On March 14, 2018, the letters of credit were amended to reduce the

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 6—Commitments and Contingencies (continued)

current amount outstanding to $155 million from $177 million as of December 31, 2017. As of December 31, 2018, the letters of credit outstanding were $155 million.

Equipment leases: Torchmark has guaranteed performance of certain subsidiaries as lessees under two aviation leasing arrangements. At December 31, 2018, total remaining undiscounted payments under the leases were approximately $8 million. The Parent Company would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

Litigation: Torchmark and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including putative class action litigation, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Torchmark’s subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Torchmark and its subsidiaries, management does not believe that it is reasonably possible that such litigation will have a material adverse effect on Torchmark’s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts. Torchmark’s management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which Torchmark and its subsidiaries have substantial business, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

On September 12, 2018, putative class action litigation was filed against American Income Life Insurance Company in California’s Contra Costa County Superior Court (Joh v. American Income Life Insurance Company, Case No. C18-01863). An amended complaint was filed on October 18, 2018. American Income removed the case to the United States District Court for the Northern District of California (Case No. 3:18-cv-06364-TSH). The plaintiff, a former insurance sales agent of American Income, is suing on behalf of all current and former sales agents who sold insurance for American Income in the state of California for the four years prior to the filing of the complaint. The amended complaint alleges that such individuals are employees and asserts claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay wages/commissions, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses and unfair business practices. The Company continues to assess the amount and thus does not have a reasonable estimate of any potential liability.

On October 18, 2018, putative class action litigation was filed against Torchmark Corporation and American Income Life Insurance Company in California’s Los Angeles County Superior Court (Golz v. American Income Life Insurance Company, et al Case No. 18STCV01354). American Income removed the case to the United States District Court for the Central District of California (Case No. 2:18-cv-09879 R (SSx)). An amended complaint was filed on February 5, 2019. The amended complaint alleges that the putative class members are employees and asserts claims under the California Labor Code and California Business and Professions Code. The complaint alleges that plaintiff was an American Income insurance agent trainee in California who seeks to represent a class of individuals in California whom American Income classified as independently contracted agent trainees. The class period is alleged to begin four years prior to the complaint’s filing. The complaint seeks compensatory damages, penalties, and attorney fees on claims for

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 6—Commitments and Contingencies (continued)

failure to pay minimum wage and overtime, failure to provide meal and rest breaks, failure to appropriately pay wages at termination, failure to provide itemized wage statements, failure to reimburse business expenses, and unfair business practices. The Company continues to assess the amount and thus does not have a reasonable estimate of any potential liability.

On December 14, 2018, putative class action litigation was filed against American Income Life Insurance Company in United States District Court for the Northern District of California (Hamilton v. American Income Life Insurance Company, Case No. 4:18-cv-7535-KAW). An amended complaint was filed on January 23, 2019. The plaintiffs, former insurance sales agents of American Income, are suing on behalf of all current and former sales agents who sold insurance for American Income in the state of California for the last four years prior to the filing of the complaint. The lawsuit alleges that putative class members are employees and asserts claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay minimum wage and overtime, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, and unfair business practices. The Company continues to assess the amount and thus does not have a reasonable estimate of any potential liability.

On January 16, 2019, putative class action litigation was filed against American Income Life Insurance Company in Orange County, California Superior Court (Putros v. American Income Life Insurance Company, Case No. 30-2019-01044772-CU-OE-CXC). The plaintiff, a former insurance sales agent of American Income, is suing on behalf of all current and former sales agents who sold insurance for American Income in the state of California for the last four years prior to the filing of the complaint. The lawsuit alleges that putative class members are employees and asserts claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay minimum wage, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, and unfair business practices. The Company continues to assess the amount and thus does not have a reasonable estimate of any potential liability.

With respect to its current litigation, at this time management believes that the possibility of a material judgment adverse to Torchmark is remote, and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

Guaranty Fund Assessment: In 2017, the Commonwealth Court of Pennsylvania issued orders placing Penn Treaty Network America Insurance Company (Penn Treaty) and affiliate American Network Insurance Company (ANIC) in liquidation due to financial difficulties. In such instances, the various state guaranty fund associations employ funding mechanisms, through assessments to their member companies, to cover the obligations of the insolvent entities. Consequently, the Company continues to receive guaranty fund assessments from the state associations related to these companies. The Company has projected its share of the ultimate assessments from these insolvencies based on assumptions about future events and its market share of premiums by state. We anticipate a majority of the estimates will be recoverable through state premium tax credit offsets. In 2017, we recorded $1.8 million as the estimated amount deemed unrecoverable.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$146,865	$143,128	$137,120
Incurred related to:
Current year	555,647	520,528	510,075
Prior years	(3,017)	(8,048)	(1,127)
Total incurred	552,630	512,480	508,948
Paid related to:
Current year	424,633	394,506	386,278
Prior years	120,334	114,237	116,662
Total paid	544,967	508,743	502,940
Balance at end of year	$154,528	$146,865	$143,128

At the end of each period, the liability for unpaid health claims includes an estimate of claims incurred but not yet reported to the Company. Such estimates are updated regularly based upon the Company’s most recent claims data with recognition of emerging experience trends. Due to the nature of the Company’s health business, the payment lags are relatively short and most claims are fully paid within a year from the time incurred. Fluctuations in claims experience can lead to either over or under estimation of the liability for any given year. The difference between the estimate made at the end of the prior period and the actual experience during the period is reflected above under the caption “Incurred related to: Prior years.”

Below is the reconciliation of the liability for "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	At December 31,
	2018	2017
Policy claims and other benefits payable:
Life insurance	$196,298	$186,429
Health insurance	154,528	146,865
Total	$350,826	$333,294

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 8—Income Taxes

The following table discloses significant components of income taxes for each year presented:

	Year Ended December 31,
	2018	2017	2016
Income tax expense (benefit) from continuing operations:
Current income tax expense (benefit)	$134,626	$138,262	$132,806
Deferred income tax expense (benefit)	27,535	(765,877)	99,839
	162,161	(627,615)	232,645
Shareholders’ equity:
Other comprehensive income (loss)	(293,678)	318,475	186,206
	$(131,517)	$(309,140)	$418,851

In each of the years 2016 through 2018, deferred income tax expense (benefit) was incurred because of certain differences between net income before income tax expense (benefit) as reported on the Consolidated Statements of Operations and taxable income as reported on Torchmark’s income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the consolidated financial statement book values of some assets and liabilities to be different from their respective tax bases.

Due to the passage of tax legislation in 2017, the Company recorded an $877 million deferred income tax benefit as a result of remeasuring its deferred assets and liabilities using the lower corporate tax rate as of the date of enactment. In the fourth quarter of 2018, the Company completed its analysis of the tax legislation, as required by ASC 740 Income Taxes, and recorded an additional $798 thousand adjustment related to the remeasurement of the deferred tax assets and liabilities based on the 21% rate.

The effective income tax rate differed from the expected U.S. federal statutory rate of 21% for 2018 and 35% for prior years as shown below:

	Year Ended December 31,
	2018	%	2017	%	2016	%
Expected federal income tax expense (benefit)	$181,371	21.0	$290,727	35.0	$270,282	35.0

Increase (reduction) in income taxes resulting from:
Tax reform adjustment	(798)	(0.1)	(877,400)	(105.6)	—	—
Low income housing investments	(12,240)	(1.4)	(18,515)	(2.2)	(18,202)	(2.4)
Share-based awards	(6,450)	(0.7)	(19,549)	(2.4)	(18,653)	(2.4)
Other	278	—	(2,878)	(0.4)	(782)	(0.1)
Income tax expense (benefit)	$162,161	18.8	$(627,615)	(75.6)	$232,645	30.1

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 8—Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2018	2017
Deferred tax assets:
Fixed maturity investments	$6,131	$8,692
Carryover of tax losses	7,406	4,760
Total gross deferred tax assets	13,537	13,452
Deferred tax liabilities:
Unrealized gains	87,871	380,251
Employee and agent compensation	70,551	65,576
Deferred acquisition costs	633,687	618,889
Future policy benefits, unearned and advance premiums, and policy claims	242,285	248,752
Other liabilities	25,603	11,289
Total gross deferred tax liabilities	1,059,997	1,324,757
Net deferred tax liability	$1,046,460	$1,311,305

Income Tax Return: Torchmark and all of its subsidiaries file a life-nonlife consolidated federal income tax return for the year ended December 31, 2018. Family Heritage Life Insurance Company (Family Heritage) filed its federal income tax return on a separate company basis for the taxable years prior to 2018. The statutes of limitations for the Internal Revenue Service's examination and assessment of additional tax are closed for all tax years prior to 2015 with respect to Torchmark’s consolidated as well as Family Heritage's federal income tax returns. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Valuations: Torchmark has net operating loss carryforwards of approximately $35.3 million at December 31, 2018 that will begin to expire in 2033 if not otherwise used to offset future taxable income. A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Torchmark’s deferred tax assets as management believes Torchmark will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Torchmark’s tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2016 through 2018, Torchmark did not have any uncertain tax positions which resulted in unrecognized tax benefits.

Tax penalties and interest: Torchmark’s continuing practice is to recognize penalties and interest related to income tax matters in income tax expense. No penalties or interest were recognized in 2018, however the Company recognized interest income of $5 thousand and $9 thousand, net of federal income tax expense, in its Consolidated Statements of Operations for 2017 and 2016, respectively. The Company had no accrued interest or penalties at December 31, 2018 or 2017.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits

Torchmark has qualified noncontributory defined benefit pension plans and contributory savings plans that cover substantially all employees. There is also a nonqualified noncontributory supplemental executive retirement plan (SERP) that covers a limited number of employees. The total cost of these retirement plans charged to operations was as follows:

Year Ended December 31,	Defined Contribution Plans(1)	Defined Benefit Pension Plans(2)
2018	$4,068	$32,593
2017	4,145	28,828
2016	3,614	24,202

(1)	401K plans

(2)	Qualified pension plans and SERP

Torchmark accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Torchmark contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Pension Plans: Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are qualified and funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Torchmark's SERP provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is nonqualified and unfunded. However, a Rabbi Trust has been established to support the liability for this plan. The trust consists of life insurance policies on the lives of plan participants with an unaffiliated insurance carrier as well as an investment account.

Since this plan is nonqualified, the investments and the policyholder value of the insurance policies in the Rabbi Trust are not included as defined benefit plan assets, but rather assets of the Company. They are included in “Other Assets” in the Consolidated Balance Sheets.

Defined benefit and SERP plan contributions were $52.8 million in 2018, $21.3 million in 2017, and $15.8 million in 2016.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

The following table includes premiums paid for the SERP for the three years ended December 31, 2018 and investments of the Rabbi Trust for the two years ended December 31, 2018.

	Year Ended December 31,
	2018	2017	2016
Premiums paid for insurance coverage	$2,997	$2,050	$2,050

	At December 31,
	2018	2017
Total investments:
Company owned life insurance	$44,285	$40,273
Exchange traded funds	52,659	55,442
	$96,944	$95,715

Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities that are valued at fair value. Torchmark measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of Torchmark’s defined benefit pension plans for the years ended December 31, 2018 and 2017.

Pension Assets by Component at December 31, 2018

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$44,236	$—	$44,236	11
Utilities	—	39,443	—	39,443	10
Energy	—	19,744	—	19,744	5
Other corporates	—	83,202	—	83,202	22
Total corporate bonds	—	186,625	—	186,625	48
Exchange traded fund(1)	157,717	—	—	157,717	40
Other bonds	—	245	—	245	—
Other long-term investments	—	8,475	—	8,475	2
Guaranteed annuity contract(2)	—	26,505	—	26,505	7
Short-term investments	9,289	—	—	9,289	2
Other	3,816	—	—	3,816	1
Total	$170,822	$221,850	$—	$392,672	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

Pension Assets by Component at December 31, 2017

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$43,451	$—	$43,451	12
Utilities	—	46,144	—	46,144	12
Energy	—	25,023	—	25,023	7
Other corporates	—	65,888	—	65,888	17
Total corporate bonds	—	180,506	—	180,506	48
Exchange traded fund(1)	164,351	—	—	164,351	43
Other bonds	—	256	—	256	—
Other long-term investments	—	2,304	—	2,304	1
Guaranteed annuity contract(2)	—	21,202	—	21,202	6
Short-term investments	3,984	—	—	3,984	1
Other	5,021	—	—	5,021	1
Total	$173,356	$204,268	$—	$377,624	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

Torchmark’s investment objectives for its plan assets include preservation of capital, preservation of purchasing power, and long-term growth. Torchmark seeks to preserve capital through investments made in high quality securities with adequate diversification by issuer and industry sector to minimize risk. The portfolio is monitored continuously for changes in quality and diversification mix. The preservation of purchasing power is intended to be accomplished through asset growth, exclusive of contributions and withdrawals in excess of the rate of inflation. Torchmark intends to maintain investments that when combined with future plan contributions will produce adequate long-term growth to provide for all plan obligations. It is also Torchmark’s objective that the portfolio’s investment return will meet or exceed the return of a balanced market index.

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

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

of total plan assets at the time of purchase. Torchmark does not employ any other special risk management techniques, such as derivatives, in managing the pension investment portfolio.

Torchmark's equity securities include an exchange traded fund that mirrors the S&P 500 index which better aligns with a passive approach rather than an actively managed portfolio. At December 31, 2018, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2018.

The following table presents projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the defined benefit pension plans and SERP at December 31, 2018 and 2017.

Pension Liability

	December 31,
	2018		2017
	PBO	ABO	PBO	ABO
Funded defined benefit pension	$481,792	$436,316	$518,141	$466,307
SERP	74,407	69,582	84,465	74,656
	$556,199	$505,898	$602,606	$540,963

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:	2018	2017
Discount rate	4.37%	3.75%
Rate of compensation increase	4.00	4.37

For Periodic Benefit Cost for the Year:	2018	2017	2016
Discount rate	3.75%	4.27%	4.64%
Expected long-term returns	6.72	6.96	7.19
Rate of compensation increase	4.37	4.31	4.33

The discount rate is determined based on the expected duration of plan liabilities. A yield is then derived based on the current market yield of a hypothetical portfolio of higher-quality corporate bonds that match the liability duration. The rate of compensation increase is projected based on Company experience, modified as appropriate for future expectations. The expected long-term rate of return on plan assets is management’s best estimate of the average rate of earnings expected to be received on the assets invested in the plan over the benefit period. In determining this assumption, consideration is given to the historical rate of return earned on the assets, the projected returns over future periods, and the discount rate used to compute benefit obligations.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

Net periodic benefit cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2018	2017	2016
Service cost—benefits earned during the period	$21,092	$17,942	$15,502
Interest cost on projected benefit obligation	22,303	22,124	21,631
Expected return on assets	(25,547)	(23,597)	(23,127)
Net amortization	15,003	12,281	10,135
Recognition of actuarial loss	(258)	78	61
Net periodic benefit cost	$32,593	$28,828	$24,202

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
Balance at January 1	$(193,380)	$(173,883)	$(152,149)
Amortization of:
Prior service cost	535	476	477
Net actuarial (gain) loss(1)	14,560	11,960	9,691
Total amortization	15,095	12,436	10,168
Plan amendments	(2,377)	—	—
Experience gain (loss)	30,591	(31,933)	(31,902)
Balance at December 31	$(150,071)	$(193,380)	$(173,883)

(1)	Includes amortization of postretirement benefits other than pensions of $92 thousand in 2018, $155 thousand in 2017, and $33 thousand in 2016.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 9—Postretirement Benefits (continued)

The following table presents a reconciliation from the beginning to the end of the year of the PBO and plan assets for the defined benefit plans and SERP. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

Pension Benefits

	Year Ended December 31,
	2018	2017
Changes in PBO:
PBO at beginning of year	$602,606	$527,522
Service cost	21,092	17,942
Interest cost	22,303	22,124
Plan amendments	2,377	—
Actuarial loss (gain)	(67,270)	55,369
Benefits paid	(24,909)	(20,351)
PBO at end of year	556,199	602,606

Changes in plan assets:
Fair value at beginning of year	377,624	328,871
Return on assets	(12,824)	47,832
Contributions	52,781	21,272
Benefits paid	(24,909)	(20,351)
Fair value at end of year	392,672	377,624
Funded status at year end	$(163,527)	$(224,982)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$143,453	$186,563
Prior service cost	5,976	4,135
Net amounts recognized at year end	$149,429	$190,698

The portion of other comprehensive income that is expected to be reflected in pension expense in 2019 is as follows:

Amortization of prior service cost	$631
Amortization of net actuarial loss	7,580
Total	$8,211

Torchmark has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2018. These estimates use the same assumptions that measure the benefit obligation at December 31, 2018, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s):
2019	$21,442
2020	23,159
2021	24,806
2022	26,847
2023	28,661
2024-2028	167,177

TMK 2018 FORM 10-K

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Torchmark’s noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation not involving cash	$39,792	$37,034	$26,326
Commitments for low-income housing interests	50,883	33,846	56,818
Exchanges of fixed maturity investments	193,449	84,312	224,901
Net unsettled security trades	39,851	—	15,020

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2018	2017	2016
Interest paid	$83,518	$82,494	$81,338
Income taxes paid	91,510	74,379	79,790

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 11—Debt

The following table presents information about the terms and outstanding balances of Torchmark’s debt.

Selected Information about Debt Issues

					As of December 31,
					2018			2017
	Annual Interest Rate		Issue Date	Periodic Interest Payments Due	Outstanding Principal (Par Value)	Outstanding Principal (Book Value)	Outstanding Principal (Fair Value)	Outstanding Principal (Book Value)
Long-term debt:
Notes, due 5/15/23(3,5)	7.875%		5/93	5/15 & 11/15	$165,612	$164,490	$192,945	$164,284
Senior Notes, due 6/15/19(3,14)	9.250%		6/09	6/15 & 12/15	—	—	—	291,888
Senior Notes, due 9/15/22(3,7)	3.800%		9/12	3/15 & 9/15	150,000	148,777	150,481	148,477
Senior Notes, due 9/15/28(3,7)	4.550%		9/18	3/15 & 9/15	550,000	543,169	558,825	—
Junior Subordinated Debentures due 3/15/36(4,11,15)	—%	(12)	(10)	quarterly	—	—	—	20,000
Junior Subordinated Debentures due 6/15/56(4,8,11)	6.125%		4/16	quarterly	300,000	290,520	301,200	290,460
Junior Subordinated Debentures due 11/17/57(4,9)	5.275%		11/17	6/15 & 12/15	125,000	123,354	94,129	123,342
Term loan due 5/17/21(1,6)	3.595%	(13)	6/16	monthly	93,750	93,750	93,750	98,125
					1,384,362	1,364,060	1,391,330	1,136,576
Less current maturity of term loan					6,875	6,875	6,875	4,375
Total long-term debt					1,377,487	1,357,185	1,384,455	1,132,201

Short-term debt:
Current maturity of term loan					6,875	6,875	6,875	4,375
Commercial paper(2)					302,100	300,973	300,973	323,692
Total short-term debt					308,975	307,848	307,848	328,067

Total debt					$1,686,462	$1,665,033	$1,692,303	$1,460,268

(1)	The term loan has higher priority than all other debt issues.

(2)	Commercial paper has priority over all other debt except the term loan.

(3)	All securities, other than the term loan, commercial paper and Junior Subordinated Debentures have equal priority with one another.

(4)	All Junior Subordinated Debentures have equal priority, but are subordinate to all other issues.

(5)	Not callable.

(6)	Callable anytime.

(7)	Callable subject to “make-whole” premium.

(8)	Callable at any time on or after June15, 2021, and prior to this date upon the occurrence of a Tax Event or Rating Agency Event.

(9)	Callable at any time on or after November 17, 2022, and prior to this date upon the occurrence of a Tax Event or Rating Agency Event.

(10)	Assumed upon November 1, 2012 acquisition of Family Heritage.

(11)	Quarterly payments on the 15th of March, June, September, and December.

(12)	Interest paid at 3 Month LIBOR plus 330 basis points, resets each quarter.

(13)	Interest paid at 1 Month LIBOR plus 125 basis points, resets each month.

(14)	Redeemed on October 29, 2018.

(15)	Redeemed on June 15, 2018.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 11—Debt (continued)

Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2019	2020	2021	2022	2023	Thereafter
Debt obligations	$308,975	$9,375	$77,500	$150,000	$165,612	$975,000

Funded debt: On September 27, 2018, Torchmark completed the issuance and sale of $550 million in aggregate principal of Torchmark’s 4.55% Senior Notes due 2028. The notes were sold pursuant to Torchmark’s shelf registration statement on Form S-3. The net proceeds from the sale of the notes were $543 million, after giving effect to the underwriting discounts and commissions and offering expenses payable by Torchmark. Torchmark used the net proceeds from the sale of the notes to redeem the $293 million outstanding principal amount on Torchmark’s 9.25% Senior Notes on October 29, 2018, the payment of $11 million for the make-whole premium plus accrued and unpaid interest of $10 million, and to fund $150 million of additional capital to its insurance subsidiaries. Torchmark used the remaining net proceeds to repay outstanding commercial paper and for general corporate purposes. The Company recorded an $11 million loss on redemption of debt to Realized gains (losses) on the Consolidated Statements of Operations for the make-whole premium and removal of unamortized debt issuance cost.

Due to increasing variable interest rates, on June 15, 2018, the Company called its $20 million Junior Subordinated Debentures.

On November 17, 2017, Torchmark completed the issuance and sale of $125 million in aggregate principal of Torchmark’s 5.275% Junior Subordinated Debentures due 2057. The debentures were sold in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933. The initial purchaser of the debentures was outside the United States. The net proceeds from the sale of the debentures were $123 million, after giving effect to the discount payable to the initial purchaser and expenses of the offering of the debentures. Torchmark used the net proceeds from the offering of the debentures to repay the $125 million outstanding principal, plus accrued interest of $143 thousand on the 5.875% Junior Subordinated Debentures on December 22, 2017. The Debentures were due December 15, 2052 and were callable beginning December 15, 2017. The Company recorded a $4 million loss on redemption of debt to Realized gains (losses) on the Consolidated Statements of Operations for the removal of unamortized debt issuance cost.

Credit Facility: On May 17, 2016, Torchmark amended its credit facility to include, as a part of the facility, the issuance of a $100 million term loan and to extend the maturity date of the entire credit facility to May 2021. The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $750 million, less any letters of credit issued. Interest is charged at variable rates. The term loan will be repaid on a redemption schedule which provides for quarterly installments that began June 30, 2017 that escalate each annual period with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 Month LIBOR. In accordance with the agreement, Torchmark is subject to certain covenants regarding capitalization. As of December 31, 2018, the Company was in full compliance with these covenants.

TMK 2018 FORM 10-K

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

Credit Facility - Commercial Paper

	At December 31,
	2018	2017
Balance at end of period (at par value)	$302,100	$324,250
Annualized interest rate	2.93%	1.78%
Letters of credit outstanding	$155,000	$177,000
Remaining amount available under credit line	$292,900	$248,750

	Year Ended December 31,
	2018	2017	2016
Average balance outstanding during period	$368,228	$323,429	$301,550
Daily-weighted average interest rate (annualized)	2.40%	1.30%	0.83%
Maximum daily amount outstanding during period	$525,990	$455,912	$412,676

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 12—Shareholders’ Equity

Share Data: A summary of common share activity is presented in the following chart.

	Common Stock
	Issued	Treasury Stock
2016:
Balance at January 1, 2016	130,218,183	(7,848,231)
Grants of restricted stock	—	12,549
Vesting of performance shares	—	159,020
Issuance of common stock due to exercise of stock options	—	2,184,169
Treasury stock acquired	—	(6,694,582)
Retirement of treasury stock	(3,000,000)	3,000,000
Balance at December 31, 2016	127,218,183	(9,187,075)
2017:
Grants of restricted stock	—	9,135
Vesting of performance shares	—	119,896
Issuance of common stock due to exercise of stock options	—	1,661,808
Treasury stock acquired	—	(5,228,868)
Retirement of treasury stock	(3,000,000)	3,000,000
Balance at December 31, 2017	124,218,183	(9,625,104)
2018:
Grants of restricted stock	—	10,805
Forfeitures of restricted stock		(7,500)
Vesting of performance shares	—	149,898
Issuance of common stock due to exercise of stock options	—	897,622
Treasury stock acquired	—	(4,950,868)
Retirement of treasury stock	(3,000,000)	3,000,000
Balance at December 31, 2018	121,218,183	(10,525,147)

There was no activity related to the preferred stock in years 2016 through 2018.

Acquisition of Common Shares: Torchmark shares are acquired from time to time through open market purchases under the Torchmark stock repurchase program when it is believed to be the best use of Torchmark’s excess cash flows. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. See the following summary below:

	Torchmark Share Repurchase Program			Share Repurchase for Dilution Purposes
	Shares Acquired (in thousands)	Total Cost	Average Price	Shares Acquired (in thousands)	Total Cost	Average Price
2018	4,406	$371,794	$84.38	571	$49,955	$87.54
2017	4,126	324,622	78.67	1,103	88,367	80.15
2016	5,208	311,332	59.78	1,487	93,452	62.87

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 12—Shareholders’ Equity (continued)

Restrictions: Restrictions exist on the flow of funds to Torchmark from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Torchmark are restricted based on regulations by their states of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Torchmark paid cash dividends to the Parent Company in the amount of $448 million in 2018, $454 million in 2017, and $438 million in 2016. As of December 31, 2018, dividends and transfers from insurance subsidiaries to Parent available to be paid in 2019 are limited to the amount of $396 million without regulatory approval, such that $1.0 billion was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Torchmark’s retained earnings, retained earnings as of December 31, 2018 were restricted by lenders’ covenants which require the Company to maintain and not distribute $3.8 billion from its total consolidated retained earnings of $5.2 billion.

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2018	2017	2016
Basic weighted average shares outstanding	112,872,581	116,342,529	120,001,191
Weighted average dilutive options outstanding	2,376,372	2,640,965	2,366,594
Diluted weighted average shares outstanding	115,248,953	118,983,494	122,367,785
Antidilutive shares	1,161,521	—	—

Antidilutive shares are excluded from the calculation of diluted earnings per share.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 13—Stock-Based Compensation

Torchmark’s stock-based compensation consists of stock options, restricted stock, restricted stock units, and performance shares. Certain employees and directors have been granted fixed equity options to buy shares of Torchmark stock at the market value of the stock on the date of grant, under the provisions of the Torchmark stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which are either seven-year or ten-year terms. Options generally vest in accordance with the following schedule:

		Shares vested by period
	Contract Period	6 Months	Year 1	Year 2	Year 3	Year 4	Year 5
Directors	7 years	100%	—%	—%	—%	—%	—%
Employees	7 years	—%	—%	50%	50%	—%	—%
Employees	10 years	—%	—%	25%	25%	25%	25%

All employee options vest immediately upon retirement on or after the attainment of age 65, upon death, or disability. Torchmark generally issues shares for the exercise of stock options from treasury stock. The Company generally uses the proceeds from option exercises to buy shares of Torchmark common stock in the open market to reduce the dilution from option exercises.

An analysis of shares available for grant is as follows:

	Available for Grant
	2018	2017	2016
Balance at January 1,	2,964,320	5,088,461	6,872,282
Approval of Torchmark Corporation 2018 Incentive Plan(1)	8,984,000	—	—
Cancellation of available shares from prior plans	(184,000)	—	—
Options expired and forfeited during year(2)	41,317	26,488	8,518
Restricted stock expired and forfeited during year(3)	—	46,500	—
Options granted during year(2)	(1,262,037)	(1,328,513)	(1,306,306)
Restricted stock, restricted stock units, and performance shares granted under the Torchmark Corporation 2011 Incentive Plans(3)	(1,120,840)	(868,616)	(486,033)
Balance at December 31,	9,422,760	2,964,320	5,088,461

(1)	See plan document referenced in Exhibits.

(2)	Plan allows for grant of options such that each grant reduces shares available for grant in a range from 0.85 share to 1 share.

(3)	Plan allows for grant of restricted stock such that each stock grant reduces shares available for grant in a range from 3.1 shares to 3.88 shares.

A summary of stock compensation activity for each of the three years ended December 31, 2018 is presented below:

	2018	2017	2016
Stock-based compensation expense recognized(1)	$39,792	$37,034	$26,326
Tax benefit recognized	14,806	32,511	27,867

(1)	No stock-based compensation expense was capitalized in any period.

Additional stock compensation information is as follows at December 31:

	2018	2017
Unrecognized compensation(1)	$38,627	$31,309
Weighted average period of expected recognition (in years)(1)	0.81	0.86

(1)	Includes restricted stock and performance shares.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

No equity awards were cash settled during the three years ended December 31, 2018.

Options: The following table summarizes information about stock options outstanding at December 31, 2018.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$29.59 - $37.40	909,471	1.57	$36.21	909,471	$36.21
50.64	1,308,101	5.38	50.64	467,288	50.64
50.69 - 51.62	920,372	2.66	50.70	859,552	50.70
53.61 - 56.32	1,251,337	3.60	53.66	1,117,163	53.66
73.92 - 77.26	1,439,081	6.19	77.24	10,843	74.29
83.17 - 90.21	1,375,403	7.31	87.62	28,773	88.44
$29.59 - $90.21	7,203,765	4.77	$61.72	3,393,090	$48.18

An analysis of option activity for each of the three years ended December 31, 2018 is as follows:

	2018		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	6,753,801	$53.59	6,973,591	$44.64	7,734,841	$38.84
Granted:
7-year term	845,773	87.63	933,286	77.19	834,212	50.78
10-year term	543,130	87.60	535,220	77.26	597,225	50.64
Exercised	(897,622)	40.21	(1,661,808)	36.84	(2,184,169)	28.08
Expired and forfeited	(41,317)	70.90	(26,488)	57.94	(8,518)	39.35
Outstanding—end of year	7,203,765	$61.72	6,753,801	$53.59	6,973,591	$44.64

Exercisable at end of year	3,393,090	$48.18	2,928,979	$43.79	3,115,847	$36.81

Additional information about Torchmark’s stock option activity as of December 31, 2018 and 2017 is as follows:

	2018	2017
Outstanding options:
Weighted-average remaining contractual term (in years)	4.77	4.89
Aggregate intrinsic value	$114,161	$231,277
Exercisable options:
Weighted-average remaining contractual term (in years)	2.89	2.99
Aggregate intrinsic value	$89,817	$137,424

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

Selected stock option activity for the three years ended December 31, 2018 is presented below:

	2018	2017	2016
Weighted-average grant-date fair value of options granted (per share)	$15.65	$12.88	$9.04
Intrinsic value of options exercised	42,517	70,948	73,995
Cash received from options exercised	36,091	61,215	61,329
Actual tax benefit received	8,929	24,832	25,898

Additional information concerning Torchmark’s unvested options is as follows at December 31:

	2018	2017
Number of shares outstanding	3,810,675	3,824,822
Weighted-average exercise price (per share)	$73.78	$61.10
Weighted-average remaining contractual term (in years)	6.45	6.34
Aggregate intrinsic value	$24,344	$113,246

Torchmark expects that substantially all unvested options will vest.

Restricted Stock: Restricted stock grants consist of time-vested grants, restricted stock units, and performance shares. Time-vested restricted stock is available to both senior executives and directors. The employee grants generally vest over five years and the director grants vest over six months. Restricted stock units are available only to directors. They vest over six months and are not converted to shares until the directors’ retirement, death, or disability. Director restricted stock and restricted stock units are generally granted on the first work day of the year. Performance shares are granted to a limited number of senior executives. Performance shares have a three-year contract life and are not settled in shares until the termination of the three-year contract period. While the grant specifies a stated target number of shares, the determination of the actual settlement in shares will be based on the achievement of certain performance objectives of Torchmark over the respective three-year contract periods. Certain executive restricted stock and performance share grants contain terms related to age that could accelerate vesting.

Below are the following restricted stock units outstanding for each of the three years ended 2018. All restricted stock units were fully vested at the end of each year of grant.

Year of grants	Outstanding as of year end
2016	112,591
2017	120,326
2018	102,116

Below is the final determination of the performance share grants in 2014 to 2016:

Year of grants	Final settlement of shares	Final settlement date
2014	119,896	February 21, 2017
2015	149,898	February 27, 2018
2016	311,399	February 28, 2019
For the 2017 and 2018 performance share grants, actual shares that could be distributed range from 0 to 306 thousand for the 2017 grants and 0 to 318 thousand shares for the 2018 grants.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2018 is presented in the table below.

	2018	2017	2016
Directors restricted stock:
Shares	10,805	9,135	12,549
Price per share	$88.19	$73.92	$57.39
Aggregate value	$953	$675	$720
Percent vested as of 12/31/18	100%	100%	85%
Directors restricted stock units (including dividend equivalents):
Shares	7,688	7,735	6,912
Price per share	$89.15	$74.45	$56.74
Aggregate value	$685	$576	$392
Percent vested as of 12/31/18	100%	100%	100%
Performance shares:
Target shares	159,000	153,000	167,500
Target price per share	$87.60	$77.26	$50.64
Assumed adjustment for performance objectives (in shares)	179,415	106,084	(35,073)
Aggregate value	$13,928	$11,821	$8,482
Percent vested as of 12/31/18	—%	—%	—%

Time-vested restricted stockholders, both employees and directors, are entitled to dividend payments on the unvested stock. Restricted stock unit holders are entitled to dividend equivalents. These equivalents are granted in the form of additional restricted stock units and vest immediately upon grant. Dividend equivalents are applicable only to restricted stock units. Performance shareholders are not entitled to dividend equivalents and are not entitled to dividend payments until the shares are vested and settled.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 13—Stock-Based Compensation (continued)

An analysis of unvested restricted stock is as follows:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Total
2016:
Balance at January 1, 2016	187,665	459,017	—	—	646,682
Grants	—	167,500	12,549	6,912	186,961
Additional performance shares(1)	—	(35,073)	—	—	(35,073)
Restriction lapses	(130,215)	(159,020)	(10,655)	(6,912)	(306,802)
Forfeitures	—	—	—	—	—
Balance at December 31, 2016	57,450	432,424	1,894	—	491,768
2017:
Grants	—	153,000	9,135	7,735	169,870
Additional performance shares(1)	—	106,084	—	—	106,084
Restriction lapses	(14,700)	(119,896)	(11,029)	(7,735)	(153,360)
Forfeitures	(7,500)	(7,500)	—	—	(15,000)
Balance at December 31, 2017	35,250	564,112	—	—	599,362
2018:
Grants	—	159,000	10,805	7,688	177,493
Additional performance shares(1)	—	179,415	—	—	179,415
Restriction lapses	(23,250)	(149,898)	(10,805)	(7,688)	(191,641)
Forfeitures	—	—	—	—	—
Balance at December 31, 2018	12,000	752,629	—	—	764,629

(1)	Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of unvested restricted stock is as follows for the year 2018:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units
Grant-date fair value per share at January 1, 2018	$41.93	$56.64	$—	$—
Grants	—	87.60	88.19	89.33
Estimated additional performance shares	—	70.39	—	—
Restriction lapses	(37.40)	(53.61)	(88.19)	(89.33)
Forfeitures	—	—	—	—
Grant-date fair value per share at December 31, 2018	50.69	67.06	—	—

TMK 2018 FORM 10-K

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

Life insurance products include traditional and interest-sensitive whole life insurance as well as term life insurance. Health insurance products are generally guaranteed-renewable and include Medicare Supplement, critical illness, accident, and limited-benefit supplemental hospital and surgical coverage. Annuities include fixed-benefit contracts.

Torchmark markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Torchmark’s insurance segments. The tables below present segment premium revenue by each of Torchmark’s distribution channels.

Torchmark Corporation
Premium Income by Distribution Channel

	For the Year 2018
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive	$1,081,333	45	$93,313	9	$—	—	$1,174,646	34
Direct Response	828,935	34	76,297	7	—	—	905,232	26
Liberty National Exclusive	278,878	12	191,378	19	—	—	470,256	14
United American Independent	11,451	1	381,076	38	12	100	392,539	12
Family Heritage Exclusive	3,501	—	273,275	27	—	—	276,776	8
Other	202,457	8	—	—	—	—	202,457	6
	$2,406,555	100	$1,015,339	100	$12	100	$3,421,906	100

	For the Year 2017
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive	$999,279	43	$89,036	9	$—	—	$1,088,315	33
Direct Response	812,907	35	73,468	8	—	—	886,375	27
Liberty National Exclusive	274,635	12	196,207	20	—	—	470,842	14
United American Independent	12,547	1	364,128	37	15	100	376,690	12
Family Heritage Exclusive	3,193	—	253,534	26	—	—	256,727	8
Other	203,986	9	—	—	—	—	203,986	6
	$2,306,547	100	$976,373	100	$15	100	$3,282,935	100

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2016
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income Exclusive	$913,355	42	$84,382	9	$—	—	$997,737	32
Direct Response	782,765	36	70,393	7	—	—	853,158	27
Liberty National Exclusive	270,476	12	201,798	21	—	—	472,274	15
United American Independent	13,733	1	355,015	38	38	100	368,786	12
Family Heritage Exclusive	2,866	—	236,075	25	—	—	238,941	8
Other	206,138	9	—	—	—	—	206,138	6
	$2,189,333	100	$947,663	100	$38	100	$3,137,034	100

Due to the nature of the life insurance industry, Torchmark has no individual or group which would be considered a major customer. Substantially all of Torchmark’s business is conducted in the United States.

The measure of profitability established by the chief operating decision makers for insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists primarily of premium less net policy benefits, acquisition expenses, and commissions. Required interest on net policy liabilities (benefit reserves less deferred acquisition costs) is reflected as a component of the Investment segment (rather than as a component of underwriting margin in the insurance and annuity segments) in order to match this cost with the investment income earned on the assets supporting the net policy liabilities.

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

Management removes items that are related to prior periods when evaluating the operating results of current periods. Management also removes non-operating items unrelated to its core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results, because accounting guidance requires that operating segment results be presented as management views its business. With the exception of the administrative settlements noted in the paragraphs above, all of these items are included in “Other operating expense” in the Consolidated Statements of Operations for the appropriate year. See additional detail below in the tables.

TMK 2018 FORM 10-K

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

	For the year 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,406,555	$1,015,339	$12	$—	$—	$—		$3,421,906
Net investment income	—	—	—	882,512	—	—		882,512
Other income	—	—	—	—	1,236	(99)	(2)	1,137
Total revenue	2,406,555	1,015,339	12	882,512	1,236	(99)		4,305,555
Expenses:
Policy benefits	1,591,790	649,188	34,264	—	—	—		2,275,242
Required interest on reserves	(636,040)	(83,243)	(47,357)	766,640	—	—		—
Required interest on deferred acquisition costs	194,297	24,412	589	(219,298)	—	—		—
Amortization of acquisition costs	414,200	100,376	2,114	—	—	—		516,690
Commissions, premium taxes, and non-deferred acquisition costs	190,007	88,553	26	—	—	(99)	(2)	278,487
Insurance administrative expense(1)	—	—	—	—	223,941	3,590	(3)	227,531
Parent expense	—	—	—	—	10,684	1,578	(4)	12,262
Stock-based compensation expense	—	—	—	—	39,792	—		39,792
Interest expense	—	—	—	90,076	—	—		90,076
Total expenses	1,754,254	779,286	(10,364)	637,418	274,417	5,069		3,440,080
Subtotal	652,301	236,053	10,376	245,094	(273,181)	(5,168)		865,475
Non-operating items	—	—	—	—	—	5,168	(3,4)	5,168
Measure of segment profitability (pretax)	$652,301	$236,053	$10,376	$245,094	$(273,181)	$—		870,643

Realized gain (loss)—investments								9,274
Realized loss—redemption of debt								(11,078)
Administrative settlements								(3,590)
Non-operating fees								(1,578)
Income before income taxes per Consolidated Statement of Operations								$863,671

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)
In 2018, the Company recorded $3.6 million in administrative settlements related to state regulatory examinations. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations.

(4)	Non-operating fees.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the year 2017
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,306,547	$976,373	$15	$—	$—	$—		$3,282,935
Net investment income	—	—	—	847,885	—	—		847,885
Other income	—	—	—	—	1,270	(128)	(2)	1,142
Total revenue	2,306,547	976,373	15	847,885	1,270	(128)		4,131,962
Expenses:
Policy benefits	1,549,602	628,640	35,836	—	—	13,797	(3,4)	2,227,875
Required interest on reserves	(607,007)	(77,792)	(49,571)	734,370	—	—		—
Required interest on deferred acquisition costs	186,236	23,454	690	(210,380)	—	—		—
Amortization of acquisition costs	396,268	96,519	2,466	—	—	(4,850)	(4)	490,403
Commissions, premium taxes, and non-deferred acquisition costs	177,111	86,044	32	—	—	1,673	(2,5)	264,860
Insurance administrative expense(1)	—	—	—	—	210,590	—		210,590
Parent expense	—	—	—	—	9,631	—		9,631
Stock-based compensation expense	—	—	—	—	33,654	3,380	(6)	37,034
Interest expense	—	—	—	84,532	—	—		84,532
Total expenses	1,702,210	756,865	(10,547)	608,522	253,875	14,000		3,324,925
Subtotal	604,337	219,508	10,562	239,363	(252,605)	(14,128)		807,037
Non-operating items	—	—	—	—	—	14,128	(3,4,5,6)	14,128
Measure of segment profitability (pretax)	$604,337	$219,508	$10,562	$239,363	$(252,605)	$—		821,165

Realized gain (loss)—investments								27,652
Realized loss—redemption of debt								(4,041)
Administrative settlements								(8,659)
Non-operating fees								(288)
Guaranty fund assessments								(1,801)
Stock-based compensation expense—Tax reform adjustment								(3,380)
Income before income taxes per Consolidated Statement of Operations								830,648

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)
In 2017, the Company recorded $8.7 million ($5.6 million, net of tax) in administrative settlements where claims were not properly filed or information to support the validity of the claim had not been properly submitted. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations.

(4)	Non-operating fees.

(5)	In 2017, the Company recorded $1.8 million ($1.2 million, net of tax) in unrecoverable guaranty fund assessments. See Note 6—Commitment and Contingencies for further discussion.

(6)	The Company increased stock-based compensation expense by $3.4 million ($2.2 million, net of tax) due to the impact of the tax rate change on certain performance-based equity awards.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	For the Year 2016
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,189,333	$947,663	$38	$—	$—	$—		$3,137,034
Net investment income	—	—	—	806,903	—	—		806,903
Other income	—	—	—	—	1,534	(159)	(2)	1,375
Total revenue	2,189,333	947,663	38	806,903	1,534	(159)		3,945,312
Expenses:
Policy benefits	1,475,477	612,725	36,751	—	—	3,795	(3)	2,128,748
Required interest on reserves	(577,827)	(73,382)	(51,131)	702,340	—	—		—
Required interest on deferred acquisition costs	178,946	23,060	807	(202,813)	—	—		—
Amortization of acquisition costs	374,499	90,385	4,179	—	—	—		469,063
Commissions, premium taxes, and non-deferred acquisition costs	164,476	84,819	38	—	—	(159)	(2)	249,174
Insurance administrative expense(1)	—	—	—	—	196,598	553	(4)	197,151
Parent expense	—	—	—	—	8,587	—		8,587
Stock-based compensation expense	—	—	—	—	26,326	—		26,326
Interest expense	—	—	—	83,345	—	—		83,345
Total expenses	1,615,571	737,607	(9,356)	582,872	231,511	4,189		3,162,394
Subtotal	573,762	210,056	9,394	224,031	(229,977)	(4,348)		782,918
Non-operating items	—	—	—	—	—	4,348	'(3,4)	4,348
Measure of segment profitability (pretax)	$573,762	$210,056	$9,394	$224,031	$(229,977)	$—		787,266

Realized gain (loss)—investments								(10,683)
Administrative settlements								(3,795)
Non-operating fees								(553)
Income before income taxes per Consolidated Statement of Operations								$772,235

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)
In 2016, the Company recorded $3.8 million in administrative settlements related to benefits paid for deaths occurring in prior years where claims had not been filed. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations.

(4)	Non-operating fees.

TMK 2018 FORM 10-K

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

Assets by Segment

	At December 31, 2018
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets	$—	$—	$—	$17,239,570	$—	$17,239,570
Accrued investment income	—	—	—	243,003	—	243,003
Deferred acquisition costs	3,580,693	548,640	8,592	—	—	4,137,925
Goodwill	309,609	131,982	—	—	—	441,591
Other assets	—	—	—	—	1,033,633	1,033,633
Total assets	$3,890,302	$680,622	$8,592	$17,482,573	$1,033,633	$23,095,722

	At December 31, 2017
	Life	Health	Annuity	Investment	Other	Consolidated
Cash and invested assets	$—	$—	$—	$17,853,047	$—	$17,853,047
Accrued investment income	—	—	—	233,453	—	233,453
Deferred acquisition costs	3,423,296	529,068	5,699	—	—	3,958,063
Goodwill	309,609	131,982	—	—	—	441,591
Other assets	—	—	—	—	988,831	988,831
Total assets	$3,732,905	$661,050	$5,699	$18,086,500	$988,831	$23,474,985

Liabilities for each segment are reported also on a specific identification basis similar to the assets. The insurance segments' liabilities contain future policy benefits, unearned and advance premiums, and policy claims and other benefits payable. Other policyholders' funds are included in Other as well as current and deferred income taxes payable. Debt represents both short and long-term.

Liabilities by Segment

	At December 31, 2018
	Life	Health	Annuity	Investment	Other	Consolidated
Future policy benefits	$10,847,356	$1,927,732	$1,178,738	$—	$—	$13,953,826
Unearned and advance premiums	17,850	43,358	—	—	—	61,208
Policy claims and other benefits payable	196,298	154,528	—	—	—	350,826
Debt	—	—	—	1,665,033	—	1,665,033
Other	—	—	—	—	1,649,652	1,649,652
Total liabilities	$11,061,504	$2,125,618	$1,178,738	$1,665,033	$1,649,652	$17,680,545

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands except per share data)

Note 14—Business Segments (continued)

	At December 31, 2017
	Life	Health	Annuity	Investment	Other	Consolidated
Future policy benefits	$10,353,286	$1,831,338	$1,254,848	$—	$—	$13,439,472
Unearned and advance premiums	16,927	44,503	—	—	—	61,430
Policy claims and other benefits payable	186,429	146,865	—	—	—	333,294
Debt	—	—	—	1,460,268	—	1,460,268
Other	—	—	—	—	1,949,100	1,949,100
Total liabilities	$10,556,642	$2,022,706	$1,254,848	$1,460,268	$1,949,100	$17,243,564

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

Note 15—Selected Quarterly Data (Unaudited)

The following is an unaudited summary of quarterly results for the two years ended December 31, 2018. The information includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018:
Premium income	$850,106	$853,979	$860,750	$857,071
Net investment income	218,084	218,568	221,627	224,233
Realized gains (losses)	1,951	11,813	1,032	(16,600)
Total revenue	1,070,436	1,084,776	1,083,802	1,064,737
Policyholder benefits	569,889	568,377	567,856	569,120
Amortization of deferred acquisition costs	129,620	129,077	129,492	128,501
Pretax income from continuing operations	212,842	226,864	220,330	203,635
Income from continuing operations	173,711	184,393	178,700	164,706
Income (loss) from discontinued operations	(111)	32	24	11
Net income	173,600	184,425	178,724	164,717
Basic net income per common share:
Continuing operations	1.52	1.63	1.59	1.48
Discontinued operations	—	—	—	—
Total basic net income per common share	1.52	1.63	1.59	1.48
Diluted net income per common share:
Continuing operations	1.49	1.59	1.55	1.45
Discontinued operations	—	—	—	—
Total diluted net income per common share	1.49	1.59	1.55	1.45

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017:
Premium income	$820,631	$816,614	$819,217	$826,473
Net investment income	208,282	212,776	213,872	212,955
Realized gains (losses)	(5,748)	(705)	12,595	17,469
Total revenue	1,023,581	1,029,078	1,046,015	1,056,899
Policyholder benefits	557,776	556,415	551,219	562,465
Amortization of deferred acquisition costs	125,908	122,121	122,334	120,040
Pretax income from continuing operations	191,741	201,926	220,610	216,371
Income from continuing operations	137,178	140,363	153,346	1,027,376
Income from discontinued operations	(3,637)	(90)	(12)	(30)
Net income	133,541	140,273	153,334	1,027,346
Basic net income per common share:
Continuing operations	1.16	1.20	1.32	8.93
Discontinued operations	(0.03)	—	—	—
Total basic net income per common share	1.13	1.20	1.32	8.93
Diluted net income per common share:
Continuing operations	1.14	1.18	1.29	8.71
Discontinued operations	(0.03)	—	—	—
Total diluted net income per common share	1.11	1.18	1.29	8.71

TMK 2018 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Torchmark, under the direction of the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Torchmark in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Torchmark’s management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal year completed December 31, 2018, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark's disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon their evaluation as of December 31, 2018, the Co-Chairmen and Chief Executive Officers, and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s internal control over financial reporting is effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Changes in Internal Control over Financial Reporting: As of the quarter ended December 31, 2018, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting.

Refer to Deloitte & Touche LLP's, independent registered public accounting firm, attestation report on the Company's internal controls over financial reporting.

TMK 2018 FORM 10-K

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2018. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chairman and Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 28, 2019

TMK 2018 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Torchmark Corporation (McKinney, Texas)

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Torchmark Corporation and subsidiaries (“Torchmark”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Torchmark maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018 of Torchmark and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 28, 2019

TMK 2018 FORM 10-K

ITEM 9B. OTHER INFORMATION

There were no items required.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the sections entitled “Election of Directors,” “Profiles of Director Nominees,” “Executive Officers,” “Audit Committee Report,” “Governance Guidelines and Codes of Ethics,” “Director Qualification Standards,” “Procedures for Director Nominations by Shareholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2019 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, "CEO Pay Ratio", “2018 Grants of Plan-based Awards”, “Outstanding Equity Awards at Fiscal Year End 2018”, “Option Exercises and Stock Vested during Fiscal Year Ended December 31, 2018”, “Pension Benefits at December 31, 2018”, “Potential Payments upon Termination or Change in Control”, “2018 Director Compensation”, “Payments to Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1.	Equity Compensation Plan Information as of December 31, 2018

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	7,203,765	$61.72	9,422,760
Equity compensation plans not approved by security holders	—	—	—
Total	7,203,765	$61.72	9,422,760
2.Security ownership of certain beneficial owners:
Information required by this item is incorporated by reference from the section entitled “Principal Shareholders” in the Proxy Statement, which is to be filed with the SEC.
3.Security ownership of management:
Information required by this item is incorporated by reference from the section entitled “Stock Ownership” in the Proxy Statement, which is to be filed with the SEC.
4.Changes in control:
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

TMK 2018 FORM 10-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the section entitled “Principal Accounting Firm Fees” and “Pre-approval Policy for Accounting Fees” in the Proxy Statement, which is to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TMK 2018 FORM 10-K

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

4.1
Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 to Form 10-K for the fiscal year ended December 31, 2017)

4.2
Supplemental Indenture, dated as of December 14, 2001, between Torchmark, BankOne Trust Company, National Association and The Bank of New York, supplementing the Indenture Agreement dated February 1, 1987 (incorporated herein by reference to Exhibit 4(b) to Torchmark’s Registration Statement on Form S-3 (File No. 33-11716), and defining the rights of the 6 1/4% Senior Notes (incorporated by reference from Exhibit 4.1 to Form 8-K dated December 14, 2001)

4.3
Third Supplemental Indenture dated as of June 30, 2009 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from Exhibit 4 to Form 10-Q for the quarter ended June 30, 2009)

4.4
Fourth Supplemental Indenture dated as of September 24, 2012 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Indenture dated February 1, 1987 (incorporated by reference from Exhibit 4.2 to Form 8-K dated September 24, 2012)

4.5
Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures (incorporated by reference from Exhibit 4.3 to Form 8-K dated November 2, 2001)

4.6
Second Supplemental Indenture dated as of April 5, 2016 between Torchmark Corporation and The Bank of New York Mellon Trust Company of New York, N.A., as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001 (incorporated by reference from Exhibit 4.3 to Form 8-K dated April 5, 2016)

4.7
Third Supplemental Indenture dated as of November 17, 2017 between Torchmark Corporation and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001 (incorporated by reference from Exhibit 4.4 to Form 8-K dated November 17, 2017)

4.8
Senior Indenture, dated as of September 24, 2018, between Torchmark Corporation and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.1 to Torchmark's Registration Statement on Form S-3 (File No. 333-227501) filed with the Securities and Exchange Commission on September 24, 2018)

4.9
First Supplemental Indenture, dated as of September 27, 2018, between Torchmark Corporation and Regions Bank, as Trustee (incorporated by reference from Exhibit 4.2 to Form 8-K dated September 27, 2018)

10.1
Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended (incorporated by reference from Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 2017)*

10.2
Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008)*

10.3	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008)*

TMK 2018 FORM 10-K

Page of this Report
10.4	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit) (incorporated by reference from Exhibit 10(z) to Form 10-K for the fiscal year ended December 31, 2001)*

10.5	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit) (incorporated by reference from Exhibit 10(aa) to Form 10-K for the fiscal year ended December 31, 2001)*

10.6	Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 25, 2007)*

10.7	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2007)*

10.8	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2007)*

10.9	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.53 to Form 10-K for the fiscal year ended December 31, 2008)*

10.10	Amendment Five to the Torchmark Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 5, 2015)*

10.11	Amendment Six to the Torchmark Corporation Supplemental Executive Retirement Plan*

10.12	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2008)*

10.13
Form of Restricted Stock Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2007)*

10.14
Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2007)*

10.15
Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd. (incorporated by reference from Exhibit 10.1 to Form 8-K dated January 6, 2009)

10.16
Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd. (incorporated by reference to Exhibit 10.58 to Form 10-K for the fiscal year ended December 31, 2013)

10.17	Amendment No.2 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.

10.18	Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 4, 2011)*

10.19	First Amendment to Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 29, 2014)*

10.20	Form of Restricted Stock Award (Executive) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K dated May 4, 2011)*

10.21	Form of Restricted Stock Award (Special) under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.3 to Form 8-K dated May 4, 2011)*

10.22	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 4, 2011)*

10.23	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.5 to Form 8-K dated May 4, 2011)*

TMK 2018 FORM 10-K

Page of this Report

10.24	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated February 27, 2012)*

10.25
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

10.27
Form of Performance Share Award Certificate under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.77 to Form 10-K for the fiscal year ended December 31, 2016)*

10.28
Form of Seven Year Stock Option Grant Agreement (Special) under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.78 to Form 10-K for the fiscal year ended December 31, 2016) *

10.29
Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January, 2017 (incorporated by reference to Exhibit 10. 55 to Form 10-K for the fiscal year ended December 31, 2016)

10.30	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.57 to Form 10-K for fiscal year ended December 31,2010)*

10.31
Form of Restricted Stock Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.58 to Form 10-K for fiscal year ended December 31, 2010)*

10.32
Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.59 to Form 10-K for fiscal year ended December 31, 2010)*

10.33	Torchmark Corporation 2018 Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 2, 2018)*

10.34	Torchmark Corporation 2018 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 2, 2018)*

10.35	Form of Performance Share Award under Torchmark Corporation 2018 Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K dated May 2, 2018)*

10.36	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan (incorporated by reference from Exhibit 10.4 to Form 8-K dated May 2, 2018)*

10.37
Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.5 to Form 8-K dated May 2, 2018)*

10.38	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan (incorporated by reference from Exhibit 10.6 to Form 8-K dated May 2, 2018)*

10.39
Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (incorporated by reference from Exhibit 10.7 to Form 8-K dated May 2, 2018)*

10.40	Form of Stock Option under Torchmark Corporation 2018 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.8 to Form 8-K dated May 2, 2018)*

10.41	Form of Restricted Stock Award Notice under Torchmark Corporation 2018 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.9 to Form 8-K dated May 2, 2018)*

TMK 2018 FORM 10-K

Page of this Report
10.42	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2018 Non-Employee Director Compensation Plan (incorporated by reference from Exhibit 10.10 to Form 8-K dated May 2, 2018)*

10.43	Torchmark Corporation 2013 Management Incentive Plan effective as of January 1, 2013 (incorporated by reference from Exhibit 10.1 to Form 8-K dated April 30, 2013)*

10.44
The Torchmark Corporation Amended and Restated Pension Plan Generally Effective as of January 1, 2014* (incorporated by reference from Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2015)

10.45
Torchmark Corporation Pension Plan 2016 Amendment to Limit Eligibility (effective December 31, 2016) (incorporated by reference to Exhibit 10.80 to Form 10-K for the fiscal year ended December 31, 2016)*

10.46	The Torchmark Corporation Savings and Investment Plan and Adoption Agreement effective as of December 1, 2017 (adopting the Great-West Trust Company Defined Contribution Prototype Plan and Trust)*

10.47	Payments to Directors (incorporated by reference from Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2016)*

10.48
Second Amended and Restated Credit Agreement dated as of May 17, 2016 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Administrator and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to Form 8-K dated May 16, 2016)

20	Proxy Statement for Annual Meeting of Shareholders to be held April 25, 2019**

21	Subsidiaries of the registrant	124

23	Consent of Deloitte & Touche LLP

24	Powers of attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman

31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison

31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda

32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda

101	Interactive Data File
* Compensatory plan or arrangement.
** To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

TMK 2018 FORM 10-K

Exhibit 21. Subsidiaries of the Registrant: The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Company	State of Incorporation	Name Under Which Company Does Business
Globe Life And Accident Insurance Company	Nebraska	Globe Life And Accident Insurance Company
American Income Life Insurance Company	Indiana	American Income Life Insurance Company
Liberty National Life Insurance Company	Nebraska	Liberty National Life Insurance Company
Family Heritage Life Insurance Company of America	Ohio	Family Heritage Life Insurance Company of America

While United American Life Insurance Company (Nebraska) does not qualify as a significant subsidiary in accordance with Regulation S-X, management views this subsidiary as significant to our operations.

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” in this report. Exhibits not referred to have been omitted as inapplicable or not required.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(Dollar amounts in thousands)

	December 31,
	2018	2017
Assets:
Investments:
Long-term investments	$29,603	$35,562
Short-term investments	21	5,624
Total investments	29,624	41,186
Cash	760	1,008
Investment in affiliates	7,128,588	7,763,704
Due from affiliates	96,110	95,920
Taxes receivable from affiliates	50,656	63,099
Other assets	152,103	135,616
Total assets	$7,457,841	$8,100,533

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$307,848	$328,067
Long-term debt	1,507,000	1,281,971
Due to affiliates	3,002	8,002
Other liabilities	224,814	251,072
Total liabilities	2,042,664	1,869,112

Shareholders’ equity:
Preferred stock	351	351
Common stock	121,218	124,218
Additional paid-in capital	874,925	858,987
Accumulated other comprehensive income	319,475	1,424,274
Retained earnings	5,213,468	4,806,208
Treasury stock	(1,114,260)	(982,617)
Total shareholders’ equity	5,415,177	6,231,421
Total liabilities and shareholders’ equity	$7,457,841	$8,100,533

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Operations
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net investment income	$28,077	$26,130	$25,352
Realized investment gains (losses)	(11,078)	(2,791)	—
Total revenue	16,999	23,339	25,352

General operating expenses	65,762	61,447	52,613
Reimbursements from affiliates	(61,620)	(52,776)	(54,288)
Interest expense	94,159	88,474	86,853
Total expenses	98,301	97,145	85,178

Operating income (loss) before income taxes and equity in earnings of affiliates	(81,302)	(73,806)	(59,826)
Income taxes	15,262	(9,874)	23,479
Net operating loss before equity in earnings of affiliates	(66,040)	(83,680)	(36,347)
Equity in earnings of affiliates, net of tax	767,506	1,538,174	586,126
Net income	701,466	1,454,494	549,779

Other comprehensive income (loss):
Attributable to Parent Company	23,805	(8,409)	(11,314)
Attributable to affiliates	(1,128,604)	602,709	356,941
Comprehensive income (loss)	$(403,333)	$2,048,794	$895,406

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)
Condensed Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$701,466	$1,454,494	$549,779
Equity in earnings of affiliates	(767,506)	(1,538,174)	(586,126)
Cash dividends from subsidiaries	448,142	453,904	437,566
Other, net	64,734	52,957	(6,718)
Cash provided from operations	446,836	423,181	394,501

Cash provided from (used for) investing activities:
Net decrease (increase) in short-term investments	5,603	(5,624)	(3,466)
Investment in subsidiaries	(140,000)	(31,000)	(35,000)
Additions to properties	(19,888)	(7,230)	(21,965)
Loaned money to affiliates	(584,000)	(180,000)	(363,056)
Repayments from affiliates	584,000	180,000	318,056
Cash provided from (used for) investing activities	(154,285)	(43,854)	(105,431)

Cash provided from (used for) financing activities:
Repayment of debt	(327,762)	(126,875)	(250,000)
Proceeds from issuance of debt	550,000	125,000	400,000
Payment for debt issuance costs	(6,969)	(1,661)	(9,638)
Net issuance (repayment) of commercial paper	(22,719)	61,092	22,224
Issuance of stock	36,091	61,215	61,329
Acquisitions of treasury stock	(421,749)	(412,989)	(404,784)
Borrowed money from affiliate	197,690	278,500	60,000
Repayments to affiliates	(202,690)	(270,500)	(78,000)
Payment of dividends	(94,691)	(92,101)	(90,201)
Cash provided from (used for) financing activities	(292,799)	(378,319)	(289,070)

Net increase (decrease) in cash	(248)	1,008	—
Cash balance at beginning of period	1,008	—	—
Cash balance at end of period	$760	$1,008	$—

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Notes to Condensed Financial Statements
(Dollar amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Torchmark from the subsidiaries were as follows:

	Year Ended December 31,
	2018	2017	2016
Dividends from subsidiaries	$448,142	$453,904	$437,566

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes noncash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation not involving cash	$39,792	$37,034	$26,326
Investment in subsidiaries	11,889	317,027	—
Dividend of property to Parent	11,889	—	—

 The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2018	2017	2016
Interest paid	$86,982	$86,606	$84,952
Income taxes paid (received)	(21,377)	(19,961)	(20,838)

Note C—Preferred Stock

As of December 31, 2018, Torchmark had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Torchmark common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Torchmark capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

TMK 2018 FORM 10-K

TORCHMARK CORPORATION
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Dollar Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2018
Life insurance in force	$185,212,195	$688,384	$3,019,737	$187,543,548	1.6
Premiums(2):
Life insurance	$2,373,423	$4,581	$21,305	$2,390,147	0.9
Health insurance	1,019,007	3,668	—	1,015,339	—
Total premium	$3,392,430	$8,249	$21,305	$3,405,486	0.6
For the Year Ended December 31, 2017
Life insurance in force	$179,902,605	$705,152	$3,211,423	$182,408,876	1.8
Premiums(2):
Life insurance	$2,272,038	$4,437	$21,912	$2,289,513	1.0
Health insurance	980,082	3,709	—	976,373	—
Total premium	$3,252,120	$8,146	$21,912	$3,265,886	0.7
For the Year Ended December 31, 2016
Life insurance in force	$174,314,897	$725,867	$3,352,113	$176,941,143	1.9
Premiums(2):
Life insurance	$2,152,698	$4,507	$22,915	$2,171,106	1.1
Health insurance	951,137	3,474	—	947,663	—
Total premium	$3,103,835	$7,981	$22,915	$3,118,769	0.7

(1)	No amounts have been netted against ceded premium.

(2)	Excludes policy charges of $16.4 million, $17.0 million, and $18.3 million in each of the years 2018, 2017, and 2016, respectively.

TMK 2018 FORM 10-K

See accompanying Report of Independent Registered Public Accounting Firm.

TMK 2018 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORCHMARK CORPORATION

By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Co-Chairman and Chief Executive Officer and Director

By:	/s/ LARRY M. HUTCHISON
Larry M. Hutchison
Co-Chairman and Chief Executive Officer and Director

By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

By:	/s/ M. SHANE HENRIE
M. Shane Henrie
Vice President and Chief Accounting Officer

Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ ROBERT W. INGRAM *
	Charles E. Adair		Robert W. Ingram
	Director		Director

By:	/s/ LINDA L. ADDISON *	By:	/s/ STEVEN P. JOHNSON *
	Linda L. Addison		Steven P. Johnson
	Director		Director

By:	/s/ MARILYN A. ALEXANDER *	By:	/s/ DARREN M. REBELEZ *
	Marilyn A. Alexander		Darren M. Rebelez
	Director		Director

By:	/s/ CHERYL D. ALSTON *	By:	/s/ LAMAR C. SMITH *
	Cheryl D. Alston		Lamar C. Smith
	Director		Director

By:	/s/ DAVID L. BOREN *	By:	/s/ MARY E. THIGPEN *
	David L. Boren		Mary E. Thigpen
	Director		Director

By:	/s/ JANE M. BUCHAN *	By:	/s/ PAUL J. ZUCCONI *
	Jane M. Buchan		Paul J. Zucconi
	Director		Director

Date: February 28, 2019

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact

TMK 2018 FORM 10-K