Form 10-Q
period 2019-03-31
TORCHMARK CORP
filed 2019-05-07
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to_________
Commission File Number 1-8052
TORCHMARK CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 South Stonebridge Drive, McKinney, Texas	75070
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (972) 569-4000
NONE
Former name, former address and former fiscal year, if changed since last report.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	TMK	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐              No   ☒
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT April 30, 2019
Common Stock, $1.00 Par Value	109,940,525

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2019—$15,988,228; 2018—$15,753,471)	$17,223,585	$16,297,932
Policy loans	555,456	550,066
Other long-term investments (includes: 2019—$118,556; 2018—$108,241 under the fair value option)	231,934	207,258
Short-term investments	125,759	63,288
Total investments	18,136,734	17,118,544
Cash	67,342	121,026
Accrued investment income	255,148	243,003
Other receivables	419,610	415,157
Deferred acquisition costs	4,185,231	4,137,925
Goodwill	441,591	441,591
Other assets	559,225	549,899
Assets related to discontinued operations	68,557	68,577
Total assets	$24,133,438	$23,095,722
Liabilities:
Future policy benefits	$14,084,082	$13,953,826
Unearned and advance premiums	66,924	61,208
Policy claims and other benefits payable	357,294	350,826
Other policyholders' funds	96,986	97,459
Total policy liabilities	14,605,286	14,463,319
Current and deferred income taxes payable	1,225,497	1,047,737
Other liabilities	557,824	453,270
Short-term debt	294,378	307,848
Long-term debt (estimated fair value: 2019—$1,458,751; 2018—$1,384,455)	1,355,601	1,357,185
Liabilities related to discontinued operations	51,426	51,186
Total liabilities	18,090,012	17,680,545
Commitments and Contingencies (Note 5)
Shareholders’ equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2019 and 2018	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2019—121,218,183 issued; 2018—121,218,183 issued)	121,218	121,218
Additional paid-in capital	518,529	524,414
Accumulated other comprehensive income (loss)	870,067	319,475
Retained earnings	5,364,820	5,213,468
Treasury stock, at cost: (2019—11,292,000 shares; 2018—10,525,147 shares)	(831,208)	(763,398)
Total shareholders’ equity	6,043,426	5,415,177
Total liabilities and shareholders’ equity	$24,133,438	$23,095,722

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Life premium	$624,289	$598,303
Health premium	266,684	251,798
Other premium	—	5
Total premium	890,973	850,106

Net investment income	226,673	218,084
Realized gains (losses)	1,329	1,951
Other income	241	295
Total revenue	1,119,216	1,070,436

Benefits and expenses:
Life policyholder benefits	409,692	400,581
Health policyholder benefits	170,017	160,619
Other policyholder benefits	8,048	8,689
Total policyholder benefits	587,757	569,889

Amortization of deferred acquisition costs	135,822	129,620
Commissions, premium taxes, and non-deferred acquisition costs	73,465	69,639
Other operating expense	72,793	66,824
Interest expense	21,278	21,622
Total benefits and expenses	891,115	857,594

Income before income taxes	228,101	212,842
Income tax benefit (expense)	(42,707)	(39,131)
Income from continuing operations	185,394	173,711

Income (loss) from discontinued operations, net of tax	(49)	(111)
Net income	$185,345	$173,600

Basic net income (loss) per common share:
Continuing operations	$1.68	$1.52
Discontinued operations	—	—
Basic net income per common share	$1.68	$1.52

Diluted net income (loss) per common share:
Continuing operations	$1.65	$1.49
Discontinued operations	—	—
Diluted net income per common share	$1.65	$1.49

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$185,345	$173,600

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	693,482	(611,548)
Reclassification adjustments included in net income	(2,444)	(696)
Foreign exchange adjustment on fixed maturities recorded at fair value	(142)	(585)
Unrealized gains (losses) on fixed maturities	690,896	(612,829)

Unrealized gains (losses) on other investments	4,043	(2,853)
Total unrealized investment gains (losses)	694,939	(615,682)
Less applicable tax (expense) benefit	(145,936)	129,289
Unrealized investment gains (losses), net of tax	549,003	(486,393)

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	(3,199)	450
Less applicable tax (expense) benefit	671	(94)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(2,528)	356

Foreign exchange translation:
Foreign exchange translation adjustments, other than fixed maturities	3,089	(1,299)
Less applicable tax (expense) benefit	(647)	276
Foreign exchange translation adjustments, other than fixed maturities, net of tax	2,442	(1,023)

Pension:
Amortization of pension costs	2,120	3,778
Less applicable tax (expense) benefit	(445)	(793)
Pension adjustments, net of tax	1,675	2,985

Other comprehensive income (loss)	550,592	(484,075)
Comprehensive income (loss)	$735,937	$(310,475)

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2018	$—	$124,218	$508,476	$1,424,274	$4,806,208	$(631,755)	$6,231,421
Adoption of ASU 2016-01	—	—	—	—	4,896	—	4,896
Comprehensive income (loss)	—	—	—	(484,075)	173,600	—	(310,475)
Common dividends declared ($0.1600 per share)	—	—	—	—	(18,216)	—	(18,216)
Acquisition of treasury stock	—	—	—	—		(109,954)	(109,954)
Stock-based compensation	—	—	465	—	(1,803)	10,398	9,060
Exercise of stock options	—	—	—	—	(9,077)	22,646	13,569
Balance at March 31, 2018	$—	$124,218	$508,941	$940,199	$4,955,608	$(708,665)	$5,820,301

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2019	$—	$121,218	$524,414	$319,475	$5,213,468	$(763,398)	$5,415,177
Adoption of ASU 2016-02(1)	—	—	—	—	(497)	—	(497)
Comprehensive income (loss)	—	—	—	550,592	185,345	—	735,937
Common dividends declared ($.1725 per share)	—	—	—	—	(18,943)	—	(18,943)
Acquisition of treasury stock	—	—	—	—	—	(110,896)	(110,896)
Stock-based compensation	—	—	(5,885)	—	(6,817)	23,261	10,559
Exercise of stock options	—	—	—	—	(7,736)	19,825	12,089
Balance at March 31, 2019	$—	$121,218	$518,529	$870,067	$5,364,820	$(831,208)	$6,043,426

(1)	See further discussion in Note 2—New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash provided from operating activities	$423,285	$382,389

Cash provided from (used for) investing activities:
Disposition of investments:
Fixed maturities available for sale—sold	34,997	—
Fixed maturities available for sale—matured or other redemptions	188,253	74,019
Total investments disposed	223,250	74,019
Acquisition of investments:
Fixed maturities—available for sale	(421,111)	(358,753)
Other long-term investments	(22,971)	(53,853)
Total investments acquired	(444,082)	(412,606)
Net (increase) decrease in policy loans	(5,390)	(2,854)
Net (increase) decrease in short-term investments	(62,471)	47,048
Additions to properties	(7,015)	(11,966)
Investment in low-income housing interests	(10,054)	(7,518)
Cash provided from (used for) investing activities	(305,762)	(313,877)

Cash provided from (used for) financing activities:
Issuance of common stock	11,592	13,569
Cash dividends paid to shareholders	(17,696)	(17,194)
Repayment of debt	(1,250)	(625)
Net borrowing (repayment) of commercial paper	(14,095)	36,464
Acquisition of treasury stock	(110,896)	(109,954)
Net receipts (payments) from deposit-type product	(37,136)	(25,603)
Cash provided from (used for) financing activities	(169,481)	(103,343)

Effect of foreign exchange rate changes on cash	(1,726)	4,883
Net increase (decrease) in cash	(53,684)	(29,948)
Cash at beginning of year	121,026	118,563
Cash at end of period	$67,342	$88,615

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Basis of Presentation: The accompanying condensed consolidated financial statements of Torchmark Corporation (Torchmark or alternatively, the Company) have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2019, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2019 and 2018. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on March 1, 2019.

Note 2—New Accounting Standards

Accounting Pronouncements Adopted in the Current Year
Standard	Description	Effective date	Effect on the consolidated financial statements
ASU No. 2016-02/2018-11, Leases (Topic 842), with clarification guidance issued in July 2018.
The standard requires lessees to record a right-of-use asset and corresponding lease liability on the balance sheet for all operating leases that do not qualify for the practical expedients allowed for in this standard. Additional qualitative and quantitative disclosures are required.
This standard became effective for the Company beginning January 1, 2019.
The Company adopted the optional transition method allowed for under ASU 2018-11 by not restating comparative periods and recognizing an immaterial cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company does not have any significant lessor contracts.
The adoption did not have a material impact on the consolidated financial statements.

ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard was issued to shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium to be amortized to the earliest call date.	This standard became effective for the Company beginning January 1, 2019.	This adoption did not have a material impact on the consolidated financial statements as of March 31, 2019.

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective date	Effect on the consolidated financial statements
ASU No. 2016-13/2019-04, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with clarification guidance issued in April 2019.
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

                                 TMK 2019 FORM 10-Q QTR 1

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
ASU 2018-12 will require changes to the Company's actuarial systems and data inputs related to the valuation of the future policy benefits. Additionally, it will significantly expand the Company's disclosures.
The Company is in the process of evaluating the impact this guidance will have on the consolidated financial statements.

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
The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Changes to the Disclosure Requirements for Defined Benefit Plans	The standard removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant.	This standard is effective beginning January 1, 2021, and will be applied retrospectively. Early adoption is permitted.	The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

The standard was issued to align the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. Accordingly, the standard requires the capitalization of implementation costs incurred in a hosting arrangement that is a service contract, similar to the treatment for developed or obtained internal-use software.
		The standard is effective beginning January 1, 2020, and the Company plans to apply the standards on a prospective basis. Early adoption of the amendments is also permitted.	The Company is in the process of determining the impact this guidance will have on the consolidated financial statements.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2019 and 2018.

Components of Accumulated Other Comprehensive Income

	Three Months Ended March 31, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2018	$1,569,289	$(8,547)	$16,302	$(152,770)	$1,424,274
Other comprehensive income (loss) before reclassifications, net of tax	(485,843)	356	(1,023)	—	(486,510)
Reclassifications, net of tax	(550)	—	—	2,985	2,435
Other comprehensive income (loss)	(486,393)	356	(1,023)	2,985	(484,075)
Balance at March 31, 2018	$1,082,896	$(8,191)	$15,279	$(149,785)	$940,199

	Three Months Ended March 31, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2019	$435,698	$(4,163)	$6,495	$(118,555)	$319,475
Other comprehensive income (loss) before reclassifications, net of tax	550,934	(2,528)	2,442	—	550,848
Reclassifications, net of tax	(1,931)	—	—	1,675	(256)
Other comprehensive income (loss)	549,003	(2,528)	2,442	1,675	550,592
Balance at March 31, 2019	$984,701	$(6,691)	$8,937	$(116,880)	$870,067

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except, per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income (continued)

Reclassifications out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2019 and 2018.

Reclassification Adjustments
	Three Months Ended March 31,		Affected line items in the Statement of Operations
Component Line Item	2019	2018
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(3,670)	$(1,386)	Realized investment gains (losses)
Amortization of (discount) premium	1,226	690	Net investment income
Total before tax	(2,444)	(696)
Tax	513	146	Income taxes
Total after-tax	(1,931)	(550)
Pension adjustments:
Amortization of prior service cost	158	119	Other operating expense
Amortization of actuarial gain (loss)	1,962	3,659	Other operating expense
Total before tax	2,120	3,778
Tax	(445)	(793)	Income taxes
Total after-tax	1,675	2,985
Total reclassifications (after-tax)	$(256)	$2,435

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by cost or amortized cost and estimated fair value at March 31, 2019 and December 31, 2018 are shown below.

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,947	$16,443	$(1,034)	$406,356	2
States, municipalities, and political subdivisions	1,426,461	113,371	(174)	1,539,658	9
Foreign governments	19,402	2,222	—	21,624	—
Corporates, by sector:
Financial	3,864,828	387,731	(44,465)	4,208,094	24
Utilities	1,984,792	279,830	(9,690)	2,254,932	13
Energy	1,645,409	172,802	(27,409)	1,790,802	10
Other corporate sectors	6,452,950	438,527	(115,784)	6,775,693	40
Total corporates	13,947,979	1,278,890	(197,348)	15,029,521	87
Collateralized debt obligations	57,473	25,664	(5,888)	77,249	1
Other asset-backed securities	145,966	3,577	(366)	149,177	1
Total fixed maturities	$15,988,228	$1,440,167	$(204,810)	$17,223,585	100

(1)	Amounts reported on the balance sheet.

(2)	At fair value.

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,351	$5,104	$(2,787)	$392,668	2
States, municipalities, and political subdivisions	1,354,810	83,600	(1,750)	1,436,660	9
Foreign governments	19,006	1,810	—	20,816	—
Corporates, by sector:
Financial	3,759,768	262,875	(87,515)	3,935,128	24
Utilities	1,989,506	217,846	(24,399)	2,182,953	13
Energy	1,652,700	93,880	(62,371)	1,684,209	10
Other corporate sectors	6,382,707	283,524	(242,509)	6,423,722	40
Total corporates	13,784,681	858,125	(416,794)	14,226,012	87
Collateralized debt obligations	57,769	22,014	(6,414)	73,369	1
Other asset-backed securities	146,854	2,187	(634)	148,407	1
Total fixed maturities	$15,753,471	$972,840	$(428,379)	$16,297,932	100

(1)	Amounts reported on the balance sheet.

(2)	At fair value.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2019 is shown below on an amortized cost basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	March 31, 2019
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$204,444	$206,980
Due after one year through five years	611,042	643,173
Due after five years through ten years	1,643,633	1,814,976
Due after ten years through twenty years	5,210,071	5,843,176
Due after twenty years	8,114,988	8,488,204
Mortgage-backed and asset-backed securities	204,050	227,076
	$15,988,228	$17,223,585

Analysis of Investment Operations: Net investment income for the three months ended March 31, 2019 and 2018 is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Fixed maturities available for sale	$215,763	$208,542
Policy loans	10,636	10,198
Other long-term investments	3,388	2,854
Short-term investments	819	391
	230,606	221,985
Less investment expense	(3,933)	(3,901)
Net investment income	$226,673	$218,084

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended March 31,
	2019	2018
Fixed maturities available for sale:
Proceeds from sales	$34,997	$—
Gross realized gains	46	—
Gross realized losses	(3,027)	—

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

An analysis of realized gains (losses) is as follows:

	Three Months Ended March 31,
	2019	2018
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other	$3,670	$1,386
Fair value option—change in fair value	(2,185)	560
Other investments	(156)	5
Realized gains (losses) from investments	1,329	1,951
Applicable tax	(279)	(410)
Realized gains (losses), net of tax	$1,050	$1,541

Fair Value Measurements: The following tables represent the fair value of fixed maturities available for sale measured on a recurring basis at March 31, 2019 and December 31, 2018.

	Fair Value Measurements at March 31, 2019 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$406,356	$—	$406,356
States, municipalities, and political subdivisions	—	1,539,658	—	1,539,658
Foreign governments	—	21,624	—	21,624
Corporates, by sector:
Financial	—	4,163,932	44,162	4,208,094
Utilities	5,100	2,098,883	150,949	2,254,932
Energy	—	1,750,336	40,466	1,790,802
Other corporate sectors	—	6,448,950	326,743	6,775,693
Total corporates	5,100	14,462,101	562,320	15,029,521
Collateralized debt obligations	—	—	77,249	77,249
Other asset-backed securities	—	136,023	13,154	149,177
Total fixed maturities	$5,100	$16,565,762	$652,723	$17,223,585
Percentage of total	—%	96.2%	3.8%	100.0%

                                 TMK 2019 FORM 10-Q QTR 1

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

The following tables represent an analysis of changes in fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018.

Analysis of Changes in Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31, 2019
	Asset- Backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2019	$12,982	$73,369	$553,471	$639,822
Total gains or losses:
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	298	4,176	10,663	15,137
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	1,162	3	1,165
Other(2)	(126)	(1,458)	(1,817)	(3,401)
Transfers in and/or out of Level 3(3)	—	—	—	—
Balance at March 31, 2019	$13,154	$77,249	$562,320	$652,723
Percent of total fixed maturities	0.1%	0.4%	3.3%	3.8%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

                                 TMK 2019 FORM 10-Q QTR 1

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

The following table presents transfers in and out of each of the valuation levels of fair values.

	Three Months Ended March 31,
	2019			2018
	In	Out	Net	In	Out	Net
Level 1	$5,100	$—	$5,100	$—	$—	$—
Level 2	—	(5,100)	(5,100)	—	—	—
Level 3	—	—	—	—	—	—

Other investment information: Other long-term investments consist of the following:

	March 31, 2019	December 31, 2018
Investment in limited partnerships(1)	$118,556	$108,241
Commercial mortgage loan participations(2)	110,209	96,266
Other	3,169	2,751
Total other long-term investments	$231,934	$207,258

(1)	See the following section for more information regarding the fair value option method used to account for these investments.

(2)
Torchmark invests in a portfolio of commercial mortgage loan participations. As of March 31, 2019 and December 31, 2018, the Company evaluated the portfolio on a loan-by-loan basis to determine any allowance for loss. Factors considered include, but are not limited to, collateral value, loan-to-value ratio, debt service coverage ratio, local market conditions, credit quality of the borrower and tenants, and loan performance. There were no material changes to the property type, geographic location, or loan-to-value ratio for any of the loans during the quarter. As of March 31, 2019 and December 31, 2018, there was no allowance for loss.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Fair Value Option: The following table represents the fair value of certain limited partnership investments elected for the fair value option method measured on a recurring basis at March 31, 2019, and the changes in fair value for the three months ended March 31, 2019. All changes in fair value are recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations. Distributions received on a periodic basis are recorded in Net Investment Income.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fair Value Measurements at:
March 31, 2019	$—	$118,556	$—	$118,556
December 31, 2018	—	108,241	—	108,241

	Changes in Fair Values for the Period for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains and Losses Recognized During the Period	Less Net Gains and Losses Recognized due to Sales	Total Changes in Fair Values Included in Current-Period Earnings
Three Months Ended March 31,
2019	$(2,185)	$—	$(2,185)
2018	560	—	560

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

For the three months ended March 31, 2019 and 2018, the Company concluded that there were no other-than-temporary impairments.

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of March 31, 2019	83	311	394
As of December 31, 2018	495	234	729

Torchmark’s entire fixed maturity portfolio consisted of 1,598 issues at March 31, 2019 and 1,548 issues at December 31, 2018. The weighted average quality rating of all unrealized loss positions as of March 31, 2019 was BBB compared with BBB+ as of December 31, 2018.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at March 31, 2019 and December 31, 2018, respectively. Torchmark considers these investments to be only temporarily impaired.

Analysis of Gross Unrealized Investment Losses

	At March 31, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$6	$—	$61,709	$(1,034)	$61,715	$(1,034)
States, municipalities and political subdivisions	14,974	(26)	1,056	(5)	16,030	(31)
Corporates, by sector:
Financial	69,791	(1,004)	388,946	(15,440)	458,737	(16,444)
Utilities	2,023	(2)	177,061	(5,553)	179,084	(5,555)
Energy	48,948	(693)	145,645	(7,662)	194,593	(8,355)
Other corporate sectors	392,572	(12,612)	1,560,588	(82,520)	1,953,160	(95,132)
Total corporates	513,334	(14,311)	2,272,240	(111,175)	2,785,574	(125,486)
Other asset-backed securities	98	—	4,463	(23)	4,561	(23)
Total investment grade securities	528,412	(14,337)	2,339,468	(112,237)	2,867,880	(126,574)

Below investment grade securities:
States, municipalities and political subdivisions	85	(143)	—	—	85	(143)
Corporates, by sector:
Financial	—	—	104,759	(28,021)	104,759	(28,021)
Utilities	—	—	12,648	(4,135)	12,648	(4,135)
Energy	11,207	(589)	47,260	(18,465)	58,467	(19,054)
Other corporate sectors	35,189	(2,153)	94,367	(18,499)	129,556	(20,652)
Total corporates	46,396	(2,742)	259,034	(69,120)	305,430	(71,862)
Collateralized debt obligations	—	—	14,112	(5,888)	14,112	(5,888)
Other asset-backed securities	14,132	(343)	—	—	14,132	(343)
Total below investment grade securities	60,613	(3,228)	273,146	(75,008)	333,759	(78,236)
Total fixed maturities	$589,025	$(17,565)	$2,612,614	$(187,245)	$3,201,639	$(204,810)

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 4—Investments (continued)

Analysis of Gross Unrealized Investment Losses

	At December 31, 2018
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$37,182	$(212)	$89,664	$(2,575)	$126,846	$(2,787)
States, municipalities and political subdivisions	124,907	(1,648)	7,981	(102)	132,888	(1,750)
Corporates, by sector:
Financial	931,161	(36,337)	241,442	(21,572)	1,172,603	(57,909)
Utilities	329,753	(11,680)	121,308	(9,442)	451,061	(21,122)
Energy	475,736	(29,426)	54,937	(9,382)	530,673	(38,808)
Other corporate sectors	2,515,541	(149,168)	575,796	(62,994)	3,091,337	(212,162)
Total corporates	4,252,191	(226,611)	993,483	(103,390)	5,245,674	(330,001)
Other asset-backed securities	44,603	(634)	—	—	44,603	(634)
Total investment grade securities	4,458,883	(229,105)	1,091,128	(106,067)	5,550,011	(335,172)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	22,087	(8,674)	81,101	(20,932)	103,188	(29,606)
Utilities	28,613	(3,277)	—	—	28,613	(3,277)
Energy	42,874	(3,901)	36,122	(19,662)	78,996	(23,563)
Other corporate sectors	146,373	(7,235)	69,053	(23,112)	215,426	(30,347)
Total corporates	239,947	(23,087)	186,276	(63,706)	426,223	(86,793)
Collateralized debt obligations	—	—	13,586	(6,414)	13,586	(6,414)
Other asset-backed securities	—	—	—	—	—	—
Total below investment grade securities	239,947	(23,087)	199,862	(70,120)	439,809	(93,207)
Total fixed maturities	$4,698,830	$(252,192)	$1,290,990	$(176,187)	$5,989,820	$(428,379)

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 5—Commitments and Contingencies

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

On October 18, 2018, putative class action litigation was filed against Torchmark Corporation and American Income Life Insurance Company in California’s Los Angeles County Superior Court (Golz v. American Income Life Insurance Company, et al Case No. 18STCV01354). American Income removed the case to the United States District Court for the Central District of California (Case No. 2:18-cv-09879 R (SSx)). An amended complaint was filed on February 5, 2019. The amended complaint alleges that the putative class members are employees and asserts claims under the California Labor Code and California Business and Professions Code. The complaint alleges that plaintiff was an American Income insurance agent trainee in California who seeks to represent a class of individuals in California whom American Income classified as independently contracted agent trainees. The class period is alleged to begin four years prior to the complaint’s filing. The complaint seeks compensatory damages, penalties, and attorney fees on claims for failure to pay minimum wage and overtime, failure to provide meal and rest breaks, failure to appropriately pay wages at termination, failure to provide itemized wage statements, failure to reimburse business expenses, and unfair business practices. The Company continues to assess the amount and thus does not have a reasonable estimate of any potential liability.

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

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 5—Commitments and Contingencies (continued)

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

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$154,528	$146,865
Incurred related to:
Current year	151,230	134,542
Prior years	1,166	(5,001)
Total incurred	152,396	129,541
Paid related to:
Current year	60,055	55,130
Prior years	88,445	78,722
Total paid	148,500	133,852
Balance at end of period	$158,424	$142,554

Below is the reconciliation of the liability for "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	March 31, 2019	December 31, 2018
Policy claims and other benefits payable:
Life insurance	$198,870	$196,298
Health insurance	158,424	154,528
Total	$357,294	$350,826

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share data)

Note 7—Postretirement Benefits

Torchmark has qualified noncontributory defined benefit plans and contributory savings plans that cover substantially all employees. There is also a nonqualified noncontributory supplemental executive retirement plan (SERP) that covers a limited number of employees. The following tables will focus on the defined benefit plans and SERP.

Pension Assets: The following tables present the assets of Torchmark’s defined benefit pension plans at March 31, 2019 and December 31, 2018.

Pension Assets by Component at March 31, 2019

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Corporate bonds:
Financial	$—	$42,967	$—	$42,967	10
Utilities	—	40,077	—	40,077	10
Energy	—	20,765	—	20,765	5
Other corporates	—	86,217	—	86,217	21
Total corporate bonds	—	190,026	—	190,026	46
Exchange traded fund(1)	178,120	—	—	178,120	43
Other bonds	—	249	—	249	—
Other long-term investments	—	9,903	—	9,903	2
Guaranteed annuity contract(2)	—	26,604	—	26,604	6
Short-term investments	8,212	—	—	8,212	2
Other	4,965	—	—	4,965	1
Total pension assets	$191,297	$226,782	$—	$418,079	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share data)

Note 7—Postretirement Benefits (continued)

Pension Assets by Component at December 31, 2018

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Corporate bonds:
Financial	$—	$44,236	$—	$44,236	11
Utilities	—	39,443	—	39,443	10
Energy	—	19,744	—	19,744	5
Other corporates	—	83,202	—	83,202	22
Total corporate bonds	—	186,625	—	186,625	48
Exchange traded fund(1)	157,717	—	—	157,717	40
Other bonds	—	245	—	245	—
Other long-term investments	—	8,475	—	8,475	2
Guaranteed annuity contract(2)	—	26,505	—	26,505	7
Short-term investments	9,289	—	—	9,289	2
Other	3,816	—	—	3,816	1
Total pension assets	$170,822	$221,850	$—	$392,672	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Torchmark's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.

SERP: The following table includes information regarding the SERP at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018

Premiums paid for insurance coverage	$444	$2,997

Total investments:
Company owned life insurance	$45,021	$44,285
Exchange traded funds	56,926	52,659
	$101,947	$96,944

Pension Liability: The following table presents liabilities for the defined benefit pension plans and SERP at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Funded defined benefit pension	$509,998	$481,792
SERP	74,655	74,407
Pension Benefit Obligation	$584,653	$556,199

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share data)

Note 7—Postretirement Benefits (continued)

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit plans and SERP by expense components for the three month periods ended March 31, 2019 and 2018.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2019	2018
Service cost	$4,982	$5,277
Interest cost	5,964	5,493
Expected return on assets	(6,966)	(6,363)
Amortization:
Prior service cost	158	119
Actuarial (gain) loss	1,894	3,636
Net periodic benefit cost	$6,032	$8,162

Note 8—Earnings Per Share

A reconciliation of basic and diluted weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2019	2018
Basic weighted average shares outstanding	110,301,527	114,179,084
Weighted average dilutive options outstanding	2,027,348	2,570,418
Diluted weighted average shares outstanding	112,328,875	116,749,502
Antidilutive shares	1,846,151	535,143

Note 9—Business Segments

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

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 9—Business Segments (continued)

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

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 9—Business Segments (continued)

Reconciliation of Segment Operating Information to the Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$624,289	$266,684	$—	$—	$—	$—		$890,973
Net investment income	—	—	—	226,673	—	—		226,673
Other income	—	—	—	—	241	—		241
Total revenue	624,289	266,684	—	226,673	241	—		1,117,887
Expenses:
Policy benefits	409,692	170,017	8,048	—	—	—		587,757
Required interest on reserves	(163,662)	(21,496)	(11,120)	196,278	—	—		—
Required interest on DAC	50,024	6,283	131	(56,438)	—	—		—
Amortization of acquisition costs	108,290	27,014	518	—	—	—		135,822
Commissions, premium taxes, and non-deferred acquisition costs	50,106	23,352	7	—	—	—		73,465
Insurance administrative expense(1)	—	—	—	—	59,191	400	(2)	59,591
Parent expense	—	—	—	—	2,643	—		2,643
Stock-based compensation expense	—	—	—	—	10,559	—		10,559
Interest expense	—	—	—	21,278	—	—		21,278
Total expenses	454,450	205,170	(2,416)	161,118	72,393	400		891,115
Subtotal	169,839	61,514	2,416	65,555	(72,152)	(400)		226,772
Non-operating items	—	—	—	—	—	400	(2)	400
Measure of segment profitability (pretax)	$169,839	$61,514	$2,416	$65,555	$(72,152)	$—		227,172

Realized gain (loss)—investments								1,329
Administrative settlements								(400)
Income before income taxes per Condensed Consolidated Statements of Operations								$228,101

(1)	Administrative expense is not allocated to insurance segments.

(2)	During the first quarter of 2019, Torchmark recorded $400 thousand in administrative settlements related to state regulatory examinations.

                                 TMK 2019 FORM 10-Q QTR 1

TORCHMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 9—Business Segments (continued)

	Three Months Ended March 31, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$598,303	$251,798	$5	$—	$—	$—		$850,106
Net investment income	—	—	—	218,084	—	—		218,084
Other income	—	—	—	—	323	(28)	(2)	295
Total revenue	598,303	251,798	5	218,084	323	(28)		1,068,485
Expenses:
Policy benefits	400,581	160,619	8,689	—	—	—		569,889
Required interest on reserves	(156,214)	(20,404)	(12,017)	188,635	—	—		—
Required interest on DAC	47,944	6,013	153	(54,110)	—	—		—
Amortization of acquisition costs	103,777	25,257	586	—	—	—		129,620
Commissions, premium taxes, and non-deferred acquisition costs	47,394	22,265	8	—	—	(28)	(2)	69,639
Insurance administrative expense(1)	—	—	—	—	55,472	—		55,472
Parent expense	—	—	—	—	2,292	—		2,292
Stock-based compensation expense	—	—	—	—	9,060	—		9,060
Interest expense	—	—	—	21,622	—	—		21,622
Total expenses	443,482	193,750	(2,581)	156,147	66,824	(28)		857,594
Subtotal	154,821	58,048	2,586	61,937	(66,501)	—		210,891
Non-operating items	—	—	—	—	—	—		—
Measure of segment profitability (pretax)	$154,821	$58,048	$2,586	$61,937	$(66,501)	$—		210,891

Realized gain (loss)—investments								1,951
Income before income taxes per Condensed Consolidated Statements of Operations								$212,842

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

                                 TMK 2019 FORM 10-Q QTR 1

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

Premium revenue Less: Policy obligations Policy acquisition costs and commissions

Investment Segment. The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability for the investment segment is excess investment income, which is:

Net investment income Less: Required interest on net policy liabilities Financing costs

                                 TMK 2019 FORM 10-Q QTR 1

Current Highlights, comparing the first three months of 2019 with the first three months of 2018.

•	Net income as a return on equity (ROE) was 12.9% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio was 14.7%(1).

•
Total premium increased 5% over the prior year-ago quarter. Life premium increased 4% for the period from $598 million in 2018 to $624 million in 2019. Life underwriting margin increased 10% from $155 million in 2018 to $170 million in 2019.

•	Net investment income increased 4% over the prior year-ago quarter. In addition, excess investment income increased 6% over the prior year-ago quarter.

•	Total net sales increased 4% over the prior year-ago quarter from $139 million to $144 million.

•
Book value per share increased 8% over the prior year-ago quarter from $50.13 to $54.13. Book value per share, excluding net unrealized gains on the fixed maturity portfolio, increased 11% over the prior year-ago quarter from $40.94 to $45.45(1).

•	Through March 31, 2019, the Company repurchased 1.1 million shares at a total cost of $89 million for an average share price of $81.32.
The following represents net income and net operating income for the three months ended March 31, 2019 and 2018.

NET INCOME
(Dollar amounts in thousands)
$200,000
$160,000
$120,000
$80,000
$40,000
$0
$173,600
2018
$185,345
2019

NET OPERATING INCOME(1)
(Dollar amounts in thousands)
$200,000
$160,000
$120,000
$80,000
$40,000
$0
$172,170
2018
$184,744
2019

(1)
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

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $1.0 million and $1.1 million for 2019 and 2018, respectively.
Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $8.68 and $9.19 for 2019 and 2018, respectively.

Summary of Operations. Net income increased 7% to $185 million during the first three months of 2019, compared with $174 million in the same period in 2018. This increase was primarily related to favorable underwriting income. Included in net income were after-tax realized gains of $1 million in 2019, compared with realized after-tax gains of $2 million for the same period in 2018. On a diluted per common share basis, net income per common share for the three months ended March 31, 2019 increased 11% from $1.49 to $1.65. The percentage growth in net income per share results continues to exceed the growth in dollar amounts due to our share repurchase program. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income increased 7%, or $13 million, to $185 million for the three months ended March 31, 2019, compared with $172 million for the same period in 2018.

                                 TMK 2019 FORM 10-Q QTR 1

Torchmark's operations on a segment-by-segment basis are discussed in depth below. Net operating income has been used consistently by Torchmark’s management for many years to evaluate the operating performance of the Company, and is a measure commonly used in the life insurance industry. It differs from net income primarily because it excludes certain non-operating items such as realized investment gains and losses and certain significant and unusual items included in net income. Management believes an analysis of net operating income is important in understanding the profitability and operating trends of the Company’s business. Net income is the most directly comparable GAAP measure.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018	Change	%
Life insurance underwriting margin	$169,839	$154,821	$15,018	10
Health insurance underwriting margin	61,514	58,048	3,466	6
Annuity underwriting margin	2,416	2,586	(170)	(7)
Excess investment income	65,555	61,937	3,618	6
Other insurance:
Other income	241	323	(82)	(25)
Administrative expense	(59,191)	(55,472)	(3,719)	7
Corporate and other	(13,202)	(11,352)	(1,850)	16
Pre-tax total	227,172	210,891	16,281	8
Applicable taxes	(42,428)	(38,721)	(3,707)	10
Net operating income	184,744	172,170	12,574	7
Reconciling items, net of tax:
Realized gains (losses) - investments	1,050	1,541	(491)
Part D adjustment - discontinued operations	(49)	(111)	62
Administrative settlements	(400)	—	(400)
Net income	$185,345	$173,600	$11,745	7

                                 TMK 2019 FORM 10-Q QTR 1

In the first quarter of 2019, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Exclusive Agency. The following tables represent the breakdown of total underwriting margin by operating segment and distribution channel for the three months ended March 31, 2019.

Q1 2019 TOTAL UNDERWRITING MARGIN
(By segment)
1%
26%
73%
Life
Health
Annuity

Q1 2019 TOTAL UNDERWRITING MARGIN
(By distribution channel)
45%
17%
7%
10%
13%
8%
American Income
Globe Life Direct Response
Liberty National
Family Heritage
United American
Other

Total premium income rose 5% for the three months ended March 31, 2019 to $891 million. Total net sales increased 4% to $144 million, when compared with the same period in 2018. Total first-year collected premium was $118 million for the 2019 period, compared with $114 million for the 2018 period.

Life insurance premium income increased 4% to $624 million over the prior year total of $598 million. Life net sales rose 4% to $105 million for the three month period of 2019. First-year collected life premium rose 2% to $81 million. Life underwriting margins, as a percent of premium, increased to 27% in 2019 from 26% in the prior year period, due to lower policy obligations. Underwriting income increased to $170 million for the first three months of 2019, 10% over the same period in 2018.

Health insurance premium income increased 6% to $267 million over the prior year total of $252 million. Health net sales rose 2% to $39 million for the three month period of 2019. First-year collected health premium rose 8% to $37 million. Health underwriting margins, as a percent of premium, were 23% in both 2019 and 2018. Underwriting income increased to $62 million for the first three months of 2019, 6% over the same period in 2018.

Excess investment income, the measure of profitability of our investment segment, increased 6% during the first three months of 2019 to $66 million from $62 million in the same period in 2018. Growth in excess investment income continues to be impeded by investing at yields lower than the yield on dispositions and the average yield on the entire portfolio. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 9% in 2019 to $0.58 from $0.53 in the same period last year.

Insurance administrative expenses increased 6.7% in 2019 when compared with the prior year period. These expenses were 6.6% as a percentage of premium during the first three months of 2019 compared with 6.5% a year earlier. The increase in administrative expenses was primarily due to an increase in investments in information technology.

                                 TMK 2019 FORM 10-Q QTR 1

A discussion of each of Torchmark's segments is as follows. The following discussions are presented in the manner we view our operations, as described in Note 9—Business Segments.

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

Life insurance, comparing the first three months of 2019 with the first three months of 2018. As demonstrated above, life insurance is our predominant segment, representing 70% of premium income and 73% of insurance underwriting margin in the first three months of 2019. In addition, investments supporting the reserves for life business generate the majority of investment income attributable to the investment segment.

The following table presents the summary of results for life insurance.

Life Insurance Summary of Results (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2019		2018		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$624,289	100	$598,303	100	$25,986	4

Policy obligations	409,692	66	400,581	67	9,111	2
Required interest on reserves	(163,662)	(26)	(156,214)	(26)	(7,448)	5
Net policy obligations	246,030	40	244,367	41	1,663	1
Commissions, premium taxes, and non-deferred acquisition expenses	50,106	8	47,394	8	2,712	6
Amortization of acquisition costs	158,314	25	151,721	25	6,593	4
Total expense	454,450	73	443,482	74	10,968	2
Insurance underwriting margin before other income and administrative expenses	$169,839	27	$154,821	26	$15,018	10

                                 TMK 2019 FORM 10-Q QTR 1

The following table presents Torchmark’s life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$281,767	45	$262,530	44	$19,237	7
Globe Life Direct Response	217,559	35	211,811	35	5,748	3
Liberty National Exclusive Agency	70,717	11	69,561	12	1,156	2
Other Agencies	54,246	9	54,401	9	(155)	—
Total	$624,289	100	$598,303	100	$25,986	4

Annualized life premium in force was $2.5 billion at March 31, 2019, an increase of 4% over $2.4 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance Net Sales by Distribution Channel (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$57,551	54	$55,101	54	$2,450	4
Globe Life Direct Response	32,447	31	32,183	32	264	1
Liberty National Exclusive Agency	12,259	12	11,361	11	898	8
Other Agencies	3,083	3	2,658	3	425	16
Total	$105,340	100	$101,303	100	$4,037	4

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance First-Year Collected Premium by Distribution Channel (Dollar amounts in thousands)
	Three Months Ended March 31,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$47,476	58	$46,907	59	$569	1
Globe Life Direct Response	21,256	26	21,586	27	(330)	(2)
Liberty National Exclusive Agency	9,394	12	8,831	11	563	6
Other Agencies	2,958	4	2,250	3	708	31
Total	$81,084	100	$79,574	100	$1,510	2

                                 TMK 2019 FORM 10-Q QTR 1

A discussion of life operations by distribution channel follows.

While American Income Exclusive Agency has historically marketed primarily to members of labor unions, this agency has diversified in recent years by focusing heavily on other affinity groups, third party internet vendor leads, and referrals which has driven growth despite declines in North American union membership. This agency is Torchmark’s largest contributor to life premium at 45% of Torchmark’s 2019 year-to-date total. This agency produced premium income during the first three months of $282 million, an increase of 7% over the comparable prior year period of $263 million. First-year collected premium was $47 million, an increase of 1%. Net sales increased 4% to $58 million in 2019 over the 2018 total of $55 million. Over the long-term, sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average agent count increased to 6,865 for the three months ended March 31, 2019, compared with 6,780 for the same period in 2018. As is the case with all Torchmark agencies, the average agent count is based on the actual count at the end of each week during the period.

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

The Globe Life Direct Response unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Globe Life Direct Response channel’s growth has been fueled over the years by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to the inbound call center. We continually introduce new initiatives in this unit in an attempt to increase response and issue rates.

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

Globe Life Direct Response’s life premium income rose 3% to $218 million, representing 35% of Torchmark’s total life premium in the first three months of 2019. Net sales for this group increased 1%, while first-year collected premium decreased 2% to $21 million. The underwriting margin, as a percent of premium, was 17%, up from 16% in the three months ended March 31, 2018. This increase was primarily attributable to favorable claims in the first three months compared to higher-than-normal claims in the same period in 2018.

The Liberty National Exclusive Agency markets individual life insurance to middle-income household and worksite customers. Life premium income for this agency was $71 million in the first three months of 2019 compared with $70 million for the same period in 2018. Net sales for the Liberty National Exclusive Agency increased 8% to $12 million. The continued increases in net sales reflect changes in the structure of the agency that were put in place several years ago. Recent growth in middle management within the agency will help continue this growth. First-year collected premium increased 6% to $9 million. The underwriting margin as a percent of premium was 25%, up from 24% for the three months ended March 31, 2018. The increase is primarily attributable to higher than normal policy obligations during the first three months of 2018 compared with slightly lower policy obligations during the same period in 2019.

The Liberty National Exclusive Agency's average agent count increased 4% to 2,179 for the three months ended March 31, 2019 compared with 2,087 for the same period in 2018. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long term agency growth. Additionally, the agency's prospecting training program continues to help improve the ability of agents to develop new worksite marketing business.

The Other Agencies distribution channels primarily include independent agencies selling predominantly life insurance. The Other Agencies contributed $54 million of life premium income, or 9% of Torchmark’s total in the first three months of 2019, and contributed 3% of net sales for the period.

                                 TMK 2019 FORM 10-Q QTR 1

Health insurance, comparing the first three months of 2019 with the first three months of 2018. Health insurance sold by Torchmark primarily includes Medicare Supplement insurance, critical illness coverage, accident coverage, and other limited-benefit plans (e.g. dread disease and critical illness coverage).

Health premium accounted for 30% of our total premium in the 2019 period. Health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percentage of premium for health compared with life insurance. As noted under the caption Life Insurance, we have emphasized life insurance sales relative to health due to life’s superior profitability and its greater contribution to investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2019		2018		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$266,684	100	$251,798	100	$14,886	6

Policy obligations	170,017	64	160,619	64	9,398	6
Required interest on reserves	(21,496)	(8)	(20,404)	(8)	(1,092)	5
Net policy obligations	148,521	56	140,215	56	8,306	6
Commissions, premium taxes, and non-deferred acquisition expenses	23,352	9	22,265	9	1,087	5
Amortization of acquisition costs	33,297	12	31,270	12	2,027	6
Total expense	205,170	77	193,750	77	11,420	6
Insurance underwriting margin before other income and administrative expense	$61,514	23	$58,048	23	$3,466	6

We market supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$102,905	38	$94,331	37	$8,574	9
Family Heritage Exclusive Agency	71,264	27	66,219	26	5,045	8
Liberty National Exclusive Agency	48,156	18	49,158	20	(1,002)	(2)
American Income Exclusive Agency	24,099	9	22,702	9	1,397	6
Direct Response	20,260	8	19,388	8	872	4
Total	$266,684	100	$251,798	100	$14,886	6

Premium from limited-benefit plans comprise $136 million or 51% of total health premium for 2019 compared with $129 million in the same period in the prior year. Premium from Medicare supplement products make up the remaining 49% at $131 million for 2019 compared with $123 million in the same period in the prior year. Annualized health premium in force was $1.1 billion at March 31, 2019, an increase of 6% over the prior year balance of $1.0 billion.

                                 TMK 2019 FORM 10-Q QTR 1

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$14,894	39	$14,183	38	$711	5
Family Heritage Exclusive Agency	13,030	34	13,484	36	(454)	(3)
Liberty National Exclusive Agency	5,565	14	4,977	13	588	12
American Income Exclusive Agency	3,899	10	3,386	9	513	15
Direct Response	1,145	3	1,575	4	(430)	(27)
Total	$38,533	100	$37,605	100	$928	2

Sales of limited-benefit plans comprise $23 million or 59% of total net sales for 2019 compared with $22 million in the same period in the prior year. Medicare supplement sales make up the remaining 41% at $16 million for 2019 compared with $16 million in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$16,084	43	$14,085	41	$1,999	14
Family Heritage Exclusive Agency	11,936	32	11,369	33	567	5
Liberty National Exclusive Agency	4,601	12	4,278	12	323	8
American Income Exclusive Agency	3,758	10	3,535	10	223	6
Direct Response	1,023	3	1,280	4	(257)	(20)
Total	$37,402	100	$34,547	100	$2,855	8

Premium related to limited-benefit plans comprise $20 million or 55% of total first-year collected premium for 2019 compared with $19 million in the same period in the prior year. First-year collected premium from Medicare supplement policies make up the remaining 45% at $17 million for 2019 compared with $15 million in the same period in the prior year.

A discussion of health operations by distribution channel follows.

The United American Independent Agency consists of independent agencies who can also sell for other companies. The United American Independent Agency was Torchmark’s largest health agency in terms of health premium income. Premium income was $103 million, representing 38% of Torchmark’s total health premium. Net sales were $15 million, or 39% of Torchmark’s health net sales. This agency primarily produces Medicare Supplement insurance, with Medicare Supplement premium income of $100 million. The United American Independent Agency represents approximately 77% of all Torchmark Medicare Supplement premium and 93% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 10%. Net sales of the Medicare Supplement product increased 5% in 2019 over the prior year period primarily as a result of an increase in individual sales. First-year collected health premium rose 14% to $16 million.

                                 TMK 2019 FORM 10-Q QTR 1

The Family Heritage Exclusive Agency primarily markets individual limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium whereby any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. The Family Heritage Exclusive Agency contributed $13 million, representing 34% of Torchmark's total net health sales in the first three months of 2019. Health premium income was $71 million for the three month period of 2019, representing 27% of Torchmark’s health premium compared with $66 million or 26% of Torchmark's health premium in the prior year period. Underwriting margin as a percent of premium was 25%, up from 23% for the three months ended March 31, 2018. The increase was primarily attributable to the growing portion of new business sold at margins higher than the business purchased in 2012 which is running off over time. The average agent count was 1,002 for the three months ended March 31, 2019 compared with 988 for the same period in 2018, an increase of 1%.

The Liberty National Exclusive Agency represented 18% of all Torchmark health premium income at $48 million in the three months of 2019. The Liberty National Exclusive Agency markets limited-benefit health supplemental products consisting primarily of critical illness insurance. Much of Liberty National Exclusive Agency’s health business is now generated through worksite marketing. In 2019, health premium income in the Liberty National Exclusive Agency declined $1 million to $48 million from prior year premium. Liberty’s health premium decline is primarily due to the runoff of a block of discontinued Medicare Supplement policies previously sold by the agency.

Other distribution. While some of the Company's distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 17% of Torchmark's health premium in the 2019 period. The American Income Exclusive Agency primarily markets accident plans. The Direct Response unit markets primarily Medicare Supplements to employer or union-sponsored groups.

Annuities. Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

                                 TMK 2019 FORM 10-Q QTR 1

Operating expenses, comparing the first three months of 2019 with the first three months of 2018. Operating expenses consist of insurance administrative expenses and Parent Company expenses. Also included is stock compensation expense, which is viewed by us as Parent Company expense. Insurance administrative expenses relate to premium income for a given period; therefore, we measure those expenses as a percentage of premium income. Total expenses are measured as a percentage of total revenues. An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019		2018
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$25,184	2.8	$24,645	2.9
Other employee costs	9,693	1.1	9,687	1.1
Information technology costs	10,173	1.1	6,803	0.8
Legal costs	2,175	0.3	2,019	0.2
Other administrative costs	11,966	1.3	12,318	1.5
Total insurance administrative expenses	59,191	6.6	55,472	6.5

Parent company expense	2,643		2,292
Stock compensation expense	10,559		9,060
Administrative settlements	400		—
Total operating expenses, per Condensed Consolidated Statements of Operations	$72,793		$66,824

Insurance administrative expenses:
Increase (decrease) over prior year	6.7%		6.9%
Total operating expenses:
Increase (decrease) over prior year	8.9%		7.2%

The 6.7% increase in administrative expenses was primarily due to an increase in information technology expenses. The increase in information technology costs reflects investments related to data analytics capabilities, administrative systems modernizations, and information security programs. The increase in stock compensation expense was primarily due to higher expense associated with equity awards, reflecting Torchmark's increasing share price over time.

Investments (excess investment income), comparing the first three months of 2019 with the first three months of 2018. We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations and is the measure that we use to evaluate the performance of the investment segment as described in Note 9—Business Segments. It is defined as net investment income less the required interest on net policy liabilities and the interest cost associated with capital funding or “financing costs.”

We also view excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $7.6 billion of cash flow to repurchase Torchmark shares after determining that the repurchases provided a greater return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we believe that excess investment income per diluted share is a useful measure to evaluate the investment segment. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

                                 TMK 2019 FORM 10-Q QTR 1

The following table summarizes Torchmark’s investment income, excess investment income, and excess investment income per diluted common share.

Excess Investment Income
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Net investment income	$226,673	$218,084	$8,589	4
Interest on net insurance policy liabilities:
Interest on reserves	(196,278)	(188,635)	(7,643)	4
Interest on deferred acquisition costs	56,438	54,110	2,328	4
Net required interest	(139,840)	(134,525)	(5,315)	4
Financing costs	(21,278)	(21,622)	344	(2)
Excess investment income	$65,555	$61,937	$3,618	6

Excess investment income per diluted share	$0.58	$0.53	$0.05	9

Mean invested assets (at amortized cost)	$16,780,373	$15,965,283	$815,090	5
Average net insurance policy liabilities(1)	9,942,946	9,613,064	329,882	3
Average debt and preferred securities (at amortized cost)	1,656,543	1,512,948	143,595	9

(1)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income increased 6% compared with the year-ago period, while on a per diluted common share basis increased 9% from the prior year-ago period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted common shares outstanding generally decreases from year to year as result of our share repurchase program.

Net investment income in 2019 was $227 million or 4% greater than the year ago period. Mean invested assets increased 5% during the first three months of 2019 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.53% in the first three months of 2019, compared with 5.58% a year earlier. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at rates less than the average portfolio yield rate and reinvested the proceeds from dispositions at yield rates less than what we earned on these bonds prior to disposition. As a result, growth in net investment income has been slower than the growth in mean invested assets in recent years. While Torchmark may see a slightly higher turnover rate of 4% to 5% in 2019 due to potential calls of highly rated municipal securities, we expect that the average annual turnover of fixed maturity assets during the next five years will be between 1% to 3% of the portfolio and will not have a material negative impact on investment income.

Should long-term interest rates rise, Torchmark's net investment income would benefit due to higher interest rates on new investments. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 65 to 70 basis points before the net unrealized gains on our fixed maturity portfolio as of March 31, 2019 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.

Required interest on net insurance policy liabilities is the amount of net investment income considered by management necessary to “fund” net insurance policy liabilities, which is the net of the benefit reserve liability and deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the interest required by the insurance segments. As discussed in Note 9—Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is calculated using the actuarial interest assumptions used to discount the benefit reserve liability and to amortize the deferred acquisition costs for our insurance policies in force.

                                 TMK 2019 FORM 10-Q QTR 1

The great majority of our life and health insurance policies are fixed interest-rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block of 5.6% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

Required interest on net insurance policy liabilities increased $5 million or 4% to $140 million, in line with the growth in average net interest-bearing insurance policy liabilities.

Financing costs for the segment primarily consist of interest on our various debt instruments. Interest on our debt decreased in the first three months of 2019 to $21 million compared with $22 million for the same period last year. The decrease on funded debt was primarily attributed to refinancing the 9.25% Senior Notes in October 2018 offset by an increase in short-term interest rates. More information concerning debt can be found in the Capital Resources section of this report.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Interest on funded debt	$17,406	$18,209	$(803)	(4)
Interest on term loan	861	698	163	23
Interest on short-term debt	3,010	2,714	296	11
Other	1	1	—	—
Financing costs	$21,278	$21,622	$(344)	(2)

                                 TMK 2019 FORM 10-Q QTR 1

Realized Gains and Losses, comparing the first three months of 2019 with the first three months of 2018. Our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Since these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

In the first quarter of 2018, the Company elected to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations. The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019		2018
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(2,355)	$(0.02)	$—	$—
Matured or other redemptions	5,254	0.05	1,095	0.01
Fair value option—change in fair value	(1,726)	(0.02)	442	—
Other	(123)	—	4	—
Total realized gains (losses)	$1,050	$0.01	$1,541	$0.01

Investments (acquisitions), comparing the first three months of 2019 with the first three months of 2018. Torchmark’s investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate because our cash flows from operations and invested assets are positive, stable and predictable. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives; instead, we consider investing in shorter or lower yielding securities taking into consideration the slope of the yield curve and other factors.

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cost of acquisitions:
Investment-grade corporate securities	$263,741	$222,519
Investment-grade municipal securities	184,965	127,526
Other investment-grade securities	1,958	8,708
Total fixed maturity acquisitions(1)	$450,664	$358,753

Effective annual yield (one year compounded)(2)	4.88%	4.46%
Average life (in years, to next call)	19.5	14.8
Average life (in years, to maturity)	28.2	23.4
Average rating	A+	A
(1) Fixed maturity acquisitions include unsettled trades of $29,553 and $0 as of March 31, 2019 and 2018, respectively.
(2) Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

                                 TMK 2019 FORM 10-Q QTR 1

Acquisitions in both periods consisted primarily of corporate bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. During 2019, we anticipate calls of higher rated municipal bonds and we plan to reinvest the proceeds from these calls in bonds with similar ratings. The higher average rating in the current period versus the year ago period is due in part to such reinvestment activity.

We are not a party to any credit default swaps or other derivative contracts. We do not participate in securities lending, we have no off-balance sheet investments, and we do not have any exposure to European sovereign debt at March 31, 2019. In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority that they plan to phase out the floating rate, London Interbank Offered Rate (LIBOR), by the end of 2021. Uncertainty remains as to what will be the replacement floating rate. As of March 31, 2019, Torchmark had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress towards the establishment of a new floating rate.

Selected information concerning the fixed-maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	March 31, 2019	December 31, 2018	March 31, 2018
Average annual effective yield(1)	5.51%	5.55%	5.57%
Average life, in years, to:
Next call(2)	16.9	16.9	17.3
Maturity(2)	18.8	18.7	19.1
Effective duration to:
Next call(2,3)	10.3	10.0	10.5
Maturity(2,3)	11.2	10.8	11.3

(1)	Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

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

                                 TMK 2019 FORM 10-Q QTR 1

Fixed Maturities. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2019 and December 31, 2018.

Fixed Maturities by Sector
At March 31, 2019
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$66,264	$3,991	$(8,718)	$61,537	$2,005,259	$247,775	$(15,393)	$2,237,641	12	12
Banks	27,068	—	(2,138)	24,930	902,037	87,811	(4,477)	985,371	6	6
Other financial	74,958	—	(17,165)	57,793	957,532	52,145	(24,595)	985,082	6	6
Total financial	168,290	3,991	(28,021)	144,260	3,864,828	387,731	(44,465)	4,208,094	24	24
Utilities
Electric	36,345	315	(4,135)	32,525	1,465,230	237,205	(7,665)	1,694,770	10	10
Gas and water	—	—	—	—	519,562	42,625	(2,025)	560,162	3	3
Total utilities	36,345	315	(4,135)	32,525	1,984,792	279,830	(9,690)	2,254,932	13	13
Industrial - Energy
Pipelines	40,544	26	(1,973)	38,597	913,684	89,428	(7,309)	995,803	6	6
Exploration and production	28,110	1,464	(488)	29,086	547,933	62,622	(3,507)	607,048	3	3
Oil field services	—	—	—	—	49,833	6,868	—	56,701	—	—
Refiner	—	—	—	—	89,157	13,884	—	103,041	1	1
Driller	44,802	—	(16,593)	28,209	44,802	—	(16,593)	28,209	—	—
Total energy	113,456	1,490	(19,054)	95,892	1,645,409	172,802	(27,409)	1,790,802	10	10
Industrial - Basic materials
Chemicals	—	—	—	—	555,681	18,217	(11,246)	562,652	3	3
Metals and mining	60,604	4,787	—	65,391	386,829	56,523	(243)	443,109	2	3
Forestry products and paper	—	—	—	—	111,466	9,494	(513)	120,447	1	1
Total basic materials	60,604	4,787	—	65,391	1,053,976	84,234	(12,002)	1,126,208	6	7
Industrial - Consumer, non-cyclical	33,756	349	(5,627)	28,478	2,094,864	118,733	(45,324)	2,168,273	13	13
Other industrials	46,778	710	(1,879)	45,609	1,363,833	94,274	(15,029)	1,443,078	9	8
Industrial - Transportation	26,097	—	(2,137)	23,960	570,997	64,663	(4,303)	631,357	4	4
Other corporate sectors	113,222	1,105	(11,009)	103,318	1,369,280	76,623	(39,126)	1,406,777	9	8
Total corporates	598,548	12,747	(71,862)	539,433	13,947,979	1,278,890	(197,348)	15,029,521	88	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	440	120	(143)	417	1,836,200	131,996	(1,208)	1,966,988	11	11
Collateralized debt obligations	57,473	25,664	(5,888)	77,249	57,473	25,664	(5,888)	77,249	—	1
Other asset-backed securities	14,475	—	(343)	14,132	145,701	3,546	(365)	148,882	1	1
Mortgage-backed securities(1)	—	—	—	—	875	71	(1)	945	—	—
Total fixed maturities	$670,936	$38,531	$(78,236)	$631,231	$15,988,228	$1,440,167	$(204,810)	$17,223,585	100	100

(1)	Includes Government National Mortgage Association (GNMA).

                                 TMK 2019 FORM 10-Q QTR 1

Fixed Maturities by Sector
At December 31, 2018
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$66,310	$3,836	$(8,674)	$61,472	$1,941,967	$181,552	$(28,158)	$2,095,361	12	13
Banks	27,075	—	(1,348)	25,727	871,485	50,205	(16,730)	904,960	6	5
Other financial	74,958	—	(19,584)	55,374	946,316	31,118	(42,627)	934,807	6	6
Total financial	168,343	3,836	(29,606)	142,573	3,759,768	262,875	(87,515)	3,935,128	24	24
Utilities
Electric	36,889	176	(3,277)	33,788	1,458,193	188,136	(14,943)	1,631,386	10	10
Gas and water	—	—	—	—	531,313	29,710	(9,456)	551,567	3	3
Total utilities	36,889	176	(3,277)	33,788	1,989,506	217,846	(24,399)	2,182,953	13	13
Industrial - Energy
Pipelines	40,553	—	(4,762)	35,791	925,689	50,835	(25,395)	951,129	6	6
Exploration and production	17,187	—	(1,554)	15,633	548,099	30,969	(17,518)	561,550	3	3
Oil field services	—	—	(1)	(1)	49,837	3,893	(715)	53,015	—	—
Refiner	—	—	—	—	84,255	8,183	(1,496)	90,942	1	1
Driller	44,820	—	(17,247)	27,573	44,820	—	(17,247)	27,573	—	—
Total energy	102,560	—	(23,564)	78,996	1,652,700	93,880	(62,371)	1,684,209	10	10
Industrial - Basic materials
Chemicals	—	—	—	—	554,481	8,818	(25,302)	537,997	4	3
Metals and mining	57,409	92	(1,492)	56,009	386,782	33,868	(2,500)	418,150	2	3
Forestry products and paper	—	—	—	—	111,612	7,329	(2,711)	116,230	—	1
Total basic materials	57,409	92	(1,492)	56,009	1,052,875	50,015	(30,513)	1,072,377	6	7
Industrial - Consumer, non-cyclical	33,847	587	(6,710)	27,724	2,024,230	76,669	(89,536)	2,011,363	13	12
Other industrials	46,852	—	(3,311)	43,541	1,364,192	62,338	(42,222)	1,384,308	9	8
Industrial - Transportation	26,213	—	(2,592)	23,621	569,786	47,496	(10,325)	606,957	4	4
Other corporate sectors	135,873	982	(16,241)	120,614	1,371,624	47,006	(69,913)	1,348,717	9	9
Total corporates	607,986	5,673	(86,793)	526,866	13,784,681	858,125	(416,794)	14,226,012	88	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	306	93	—	399	1,763,496	90,475	(4,537)	1,849,434	11	11
Collateralized debt obligations	57,769	22,014	(6,414)	73,369	57,769	22,014	(6,414)	73,369	—	1
Other asset-backed securities	—	—	—	—	146,546	2,159	(633)	148,072	1	1
Mortgage-backed securities(1)	—	—	—	—	979	67	(1)	1,045	—	—
Total fixed maturities	$666,061	$27,780	$(93,207)	$600,634	$15,753,471	$972,840	$(428,379)	$16,297,932	100	100

(1)	Includes GNMAs.

At March 31, 2019, fixed maturities had a fair value of $17.2 billion, compared with $16.3 billion at December 31, 2018. The net unrealized gain position in the fixed-maturity portfolio increased from $544 million at December 31, 2018 to $1.2 billion at March 31, 2019 due to decreases in interest rates during the period.

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% of amortized cost and 87% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. The total fixed maturity portfolio consisted of 624 issuers.

                                 TMK 2019 FORM 10-Q QTR 1

An analysis of the fixed maturity portfolio at March 31, 2019 and December 31, 2018 by a composite quality rating is shown in the tables below. The composite quality rating for each security is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Torchmark Corporation using ratings from the various rating agencies noted above. (It should be noted that the composite quality rating is not a Standard & Poor's credit rating. Standard and Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating.) Included in the chart below are private placement fixed maturity holdings of $598 million at amortized cost ($605 million at fair value). The ratings for these holdings were assigned by the third party managers of those securities.

Fixed Maturities by Rating
At March 31, 2019
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$797,069	5	$835,202	5
AA	1,259,802	8	1,362,352	8
A	4,187,083	26	4,780,810	28
BBB+	3,651,360	23	3,936,943	23
BBB	3,698,091	23	3,885,893	22
BBB-	1,723,887	11	1,791,154	10
Investment grade	15,317,292	96	16,592,354	96	A-

Below investment grade:
BB	422,727	2	403,541	2
B	127,748	1	104,195	1
Below B	120,461	1	123,495	1
Below investment grade	670,936	4	631,231	4	B+
	$15,988,228	100	$17,223,585	100

Weighted average composite quality rating					BBB+

                                 TMK 2019 FORM 10-Q QTR 1

Fixed Maturities by Rating
At December 31, 2018
(Dollar amounts in thousands)

	Amortized Cost	%	Fair Value	%	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$750,101	5	$766,341	5
AA	1,222,158	8	1,282,834	8
A	3,983,869	25	4,378,152	26
BBB+	3,606,143	23	3,707,078	23
BBB	3,695,585	23	3,746,661	23
BBB-	1,829,554	12	1,816,232	11
Investment grade	15,087,410	96	15,697,298	96	A-

Below investment grade:
BB	403,649	3	362,090	2
B	164,052	1	123,904	1
Below B	98,360	—	114,640	1
Below investment grade	666,061	4	600,634	4
	$15,753,471	100	$16,297,932	100	B+

Weighted average composite quality rating					BBB+

An analysis of the changes in our portfolio of below-investment-grade bonds at amortized cost during the first three months of 2019 is as follows:

Below-Investment-Grade Bonds
(Dollar amounts in thousands)

Balance as of December 31, 2018	$666,061
Downgrades by rating agencies	47,422
Upgrades by rating agencies	(7,392)
Disposals	(36,169)
Amortization and other	1,014
Balance as of March 31, 2019	$670,936

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment-grade issues are typically a result of ratings downgrades of existing holdings. Below-investment-grade bonds at amortized cost were 13% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of March 31, 2019.

                                 TMK 2019 FORM 10-Q QTR 1

Share Purchases. Torchmark has an on-going share repurchase program which began in 1986 that is reviewed quarterly by management and is reaffirmed by the Board of Directors on an annual basis. The program was reaffirmed on August 7, 2018. With no specified authorization amount, we determine the amount of repurchases based on the amount of our excess cash flow, general market conditions, and other alternative uses. These purchases are made at the Parent Company with excess cash flow. Excess cash flow is primarily made up of cash received from the insurance subsidiaries less dividends paid to shareholders and interest paid on our debt. See further discussion in the Capital Resources section below. Share purchases are also made with the proceeds from option exercises by current and former employees in order to reduce dilution. The following chart summarizes share purchases for the three month periods ended March 31, 2019 and 2018.

Analysis of Share Purchases
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019			2018
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	1,089	$88,608	$81.32	1,002	$86,515	$86.32
Option exercise proceeds	271	22,288	82.29	266	23,439	88.15
Total	1,360	$110,896	$81.52	1,268	$109,954	$86.70

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

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2019	2018	Projected 2019	2018
Liquidity Sources:
Dividends from Subsidiaries	$141,549	$85,137	$480,000	$448,142
Excess Cash Flows	111,733	66,176	370,000	349,243

                                 TMK 2019 FORM 10-Q QTR 1

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, and a credit facility. At March 31, 2019, the Parent Company had $118 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Short-term borrowings. We have a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. We may request the extension, however, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which we may issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest on the commercial paper program is charged at variable rates. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, we are subject to certain covenants regarding capitalization. As of March 31, 2019, we were in full compliance with those covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt.

The following table presents certain information about our commercial paper borrowings.

Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2019	December 31, 2018	March 31, 2018
Balance of commercial paper at end of period (par value)	$288,000	$302,100	$361,290
Annualized interest rate	2.88%	2.93%	2.17%
Letters of credit outstanding	$155,000	$155,000	$155,000
Remaining amount available under credit line	307,000	292,900	233,710

	Three Months Ended March 31,
	2019	2018
Average balance of commercial paper outstanding during period (par value)	$292,962	$376,553
Daily-weighted average interest rate (annualized)	2.94%	1.92%
Maximum daily amount outstanding during period (par value)	$338,000	$525,990

The decrease in commercial paper during the three months ended March 31, 2019 reflects timing of cash needs at the Parent Company. We had no difficulties in accessing the commercial paper market under this facility during the three month periods ended March 31, 2019 and 2018.

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

Consolidated liquidity. Consolidated net cash inflows from operations were $423 million in the first three months of 2019, compared with $382 million in the same period of 2018. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $188 million during the 2019 period. As previously noted under the caption Short-term borrowings, we have in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

                                 TMK 2019 FORM 10-Q QTR 1

Cash and short-term investments were $193 million at March 31, 2019, compared with $184 million at December 31, 2018. In addition to these liquid assets, the entire $17.2 billion (fair value at March 31, 2019) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. Torchmark is targeting a consolidated Company Action Level Risk Based Capital (RBC) ratio in the range of 300% to 320% for 2019. The Company believes this capital level is more than adequate and is sufficient to support its current ratings given the nature of its business and its risk profile. At the end of 2018, the RBC ratio was 326%. At 326%, the Company has $129 million more capital than would be required for an RBC ratio of 300%, the lowest of our target range.

The outstanding long-term debt at book value was $1.4 billion at March 31, 2019 and $1.4 billion at December 31, 2018. An analysis of debt issues outstanding is as follows at March 31, 2019.

Selected Information about Debt Issues
As of March 31, 2019
(Dollar amounts in thousands)

Instrument	Year Due	Interest Rate		Par Value	Book Value	Fair Value
Notes	2023	7.875%		$165,612	$164,544	$194,336
Senior Notes(1)	2022	3.800%		150,000	148,854	152,889
Senior Notes	2028	4.550%		550,000	543,310	580,877
Junior Subordinated Debentures	2056	6.125%		300,000	290,535	318,120
Junior Subordinated Debentures	2057	5.275%		125,000	123,358	127,529
Term loan	2021	3.743%	(2)	92,500	92,500	92,500
				1,383,112	1,363,101	1,466,251
Less current maturity of term loan(3)				7,500	7,500	7,500
Total long-term debt				1,375,612	1,355,601	1,458,751

Current maturity of term loan(3)				7,500	7,500	7,500
Commercial paper				288,000	286,878	286,878
Total short-term debt				295,500	294,378	294,378

Total debt				$1,671,112	$1,649,979	$1,753,129

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

(2)	Interest paid at 1 month LIBOR plus 125 basis points, resets each month.

(3)	The current amount of the term loan due of $7.5 million is classified as short-term debt.

Issuance of long-term debt. The Company has not issued any additional long-term debt since the issuance of the $550 million 4.550% Senior Notes in September 2018.

As previously noted under the caption Results of Operations in this report, we acquired 1.1 million of our outstanding common shares under our share repurchase program during the first three months of 2019. These shares were acquired at a cost of $89 million (average of $81.32 per share), compared with purchases of 1.0 million shares at a cost of $87 million (average of $86.32 per share) in the first three months of 2018.

On March 22, 2019, the Company announced that it had declared a quarterly dividend of $0.1725 per share. This dividend was paid on May 1, 2019.

                                 TMK 2019 FORM 10-Q QTR 1

Shareholders’ equity was $6.0 billion at March 31, 2019. This compares with $5.4 billion at December 31, 2018 and $5.8 billion at March 31, 2018. During the three months since December 31, 2018, shareholders’ equity increased primarily due to $543 million of after-tax unrealized gains in the fixed-maturity portfolio as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $185 million. Share purchases of $89 million noted above during the period reduced shareholders’ equity.

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

The following table presents selected data related to capital resources. Additionally, the table presents the effect of the GAAP requirement to revalue, to fair market value, our fixed maturity assets on relevant items so that investors and other financial statement users may determine its impact on our capital structure.

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	March 31, 2019		December 31, 2018		March 31, 2018
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$17,223,585	$1,235,357	$16,297,932	$544,461	$16,635,885	$1,361,395
Deferred acquisition costs(2)	4,185,231	(8,469)	4,137,925	(5,270)	4,002,181	(10,369)
Total assets	24,133,438	1,226,888	23,095,722	539,191	23,182,343	1,351,026
Short-term debt	294,378	—	307,848	—	365,156	—
Long-term debt	1,355,601	—	1,357,185	—	1,131,215	—
Shareholders' equity	6,043,426	969,242	5,415,177	425,961	5,820,301	1,067,311

Book value per diluted share	54.13	8.68	48.11	3.79	50.13	9.19
Debt to capitalization(3)	21.4%	(3.1)%	23.5%	(1.5)%	20.5%	(3.4)%

Diluted shares outstanding	111,643		112,561		116,098
Actual shares outstanding	109,926		110,693		113,822

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.

(2)	Includes the value of insurance purchased.

(3)
Torchmark’s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 11.7 times in the first three months of 2019, compared with 10.8 times in the 2018 period. Interest coverage is computed by dividing interest expense into the sum of pretax income and interest expense.

                                 TMK 2019 FORM 10-Q QTR 1

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

                                 TMK 2019 FORM 10-Q QTR 1

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Torchmark, under the direction of the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Torchmark in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Torchmark’s management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal quarter completed March 31, 2019, an evaluation was performed under the supervision and with the participation of Torchmark management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of Torchmark’s disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Torchmark’s disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting. As of the quarter ended March 31, 2019, there have not been any changes in Torchmark’s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their annual evaluation which have materially affected, or are reasonably likely to materially affect, Torchmark’s internal control over financial reporting.

                                 TMK 2019 FORM 10-Q QTR 1

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

See further discussion of litigation and other legal proceedings in Note 5—Commitments and Contingencies.

Item 1A. Risk Factors

Torchmark had no material changes to its risk factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Certain Equity Securities by the Issuer and Others for the First Quarter of 2019

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	386,569	$79.57	386,569
February 1-28, 2019	433,977	82.47	433,977
March 1-31, 2019	539,878	82.14	539,878

On August 7, 2018, the Torchmark Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

(a)	Exhibits

(10.49)	Torchmark Corporation 2019 Management Incentive Plan effective as of January 1, 2019*
(10.50)	Form of Seven Year Stock Option Grant Agreement (Special) under Torchmark Corporation 2018* Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions
(10.51)	Payments to Directors
(31.1)	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
(31.2)	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
(31.3)	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
(32.1)	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
(101)	Interactive Data Files for the Torchmark Corporation Form 10-Q for the period ended March 31, 2019
*Compensatory plan or arrangement.

                                 TMK 2019 FORM 10-Q QTR 1

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TORCHMARK CORPORATION

Date: May 7, 2019	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: May 7, 2019	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: May 7, 2019	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

                                 TMK 2019 FORM 10-Q QTR 1