Form 10-Q
period 2019-06-30
GLOBE LIFE INC.
filed 2019-08-08
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ________
Commission File Number 1-8052
GLOBE LIFE INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3700 South Stonebridge Drive, McKinney, Texas 75070
(Address of principal executive offices) (Zip Code)

(972) 569-4000
(Registrant’s telephone number, including area code)
TORCHMARK CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	GL	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes    ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                             Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

CLASS	OUTSTANDING AT August 1, 2019
Common Stock, $1.00 Par Value	109,101,980

GLOBE LIFE INC.

As used in this Form 10‑Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GLOBE LIFE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2019—$15,984,272; 2018—$15,753,471)	$17,934,274	$16,297,932
Policy loans	560,469	550,066
Other long-term investments (includes: 2019—$165,426; 2018—$108,241 under the fair value option)	289,147	207,258
Short-term investments	74,116	63,288
Total investments	18,858,006	17,118,544
Cash	89,319	121,026
Accrued investment income	247,383	243,003
Other receivables	425,372	415,157
Deferred acquisition costs	4,232,717	4,137,925
Goodwill	441,591	441,591
Other assets	561,057	549,899
Assets related to discontinued operations	—	68,577
Total assets	$24,855,445	$23,095,722
Liabilities:
Future policy benefits	$14,218,030	$13,953,826
Unearned and advance premium	66,892	61,208
Policy claims and other benefits payable	351,347	350,826
Other policyholders' funds	95,753	97,459
Total policy liabilities	14,732,022	14,463,319
Current and deferred income taxes	1,351,495	1,047,737
Short-term debt	257,453	307,848
Long-term debt (estimated fair value: 2019—$1,446,082; 2018—$1,384,455)	1,353,395	1,357,185
Other liabilities	460,682	453,270
Liabilities related to discontinued operations	—	51,186
Total liabilities	18,155,047	17,680,545
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2019 and 2018	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2019—121,218,183 issued; 2018— 121,218,183 issued)	121,218	121,218
Additional paid-in-capital	526,518	524,414
Accumulated other comprehensive income (loss)	1,439,250	319,475
Retained earnings	5,514,517	5,213,468
Treasury stock, at cost: (2019—11,995,233 shares; 2018—10,525,147 shares)	(901,105)	(763,398)
Total shareholders' equity	6,700,398	5,415,177
Total liabilities and shareholders' equity	$24,855,445	$23,095,722
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Life premium	$631,201	$602,534	$1,255,490	$1,200,837
Health premium	266,282	251,440	532,966	503,238
Other premium	1	5	1	10
Total premium	897,484	853,979	1,788,457	1,704,085
Net investment income	227,425	218,568	454,098	436,652
Realized gains (losses)	5,154	11,813	6,483	13,764
Other income	398	416	639	711
Total revenue	1,130,461	1,084,776	2,249,677	2,155,212

Benefits and expenses:
Life policyholder benefits	410,961	399,334	820,653	799,915
Health policyholder benefits	170,511	160,461	340,528	321,080
Other policyholder benefits	7,890	8,582	15,938	17,271
Total policyholder benefits	589,362	568,377	1,177,119	1,138,266

Amortization of deferred acquisition costs	138,165	129,077	273,987	258,697
Commissions, premium taxes, and non-deferred acquisition costs	73,698	69,427	147,163	139,066
Other operating expense	79,044	68,620	151,837	135,444
Interest expense	21,432	22,411	42,710	44,033
Total benefits and expenses	901,701	857,912	1,792,816	1,715,506

Income before income taxes	228,760	226,864	456,861	439,706
Income tax benefit (expense)	(42,151)	(42,471)	(84,858)	(81,602)
Income from continuing operations	186,609	184,393	372,003	358,104

Income (loss) from discontinued operations, net of tax	(43)	32	(92)	(79)
Net income	$186,566	$184,425	$371,911	$358,025

Basic net income (loss) per common share:
Continuing operations	$1.70	$1.63	$3.38	$3.15
Discontinued operations	—	—	—	—
Total basic net income per common share	$1.70	$1.63	$3.38	$3.15

Diluted net income (loss) per common share:
Continuing operations	$1.67	$1.59	$3.32	$3.08
Discontinued operations	—	—	—	—
Total diluted net income per common share	$1.67	$1.59	$3.32	$3.08

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$186,566	$184,425	$371,911	$358,025

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	714,862	(417,616)	1,408,344	(1,029,164)
Reclassifications adjustments included in net income	(843)	(8,561)	(3,287)	(9,257)
Foreign exchange adjustment on securities recorded at fair value	626	(679)	484	(1,264)
Unrealized gains (losses) on fixed maturities	714,645	(426,856)	1,405,541	(1,039,685)

Unrealized gains (losses) on other investments	3,591	1,051	7,634	(1,802)
Total unrealized investment gains (losses)	718,236	(425,805)	1,413,175	(1,041,487)
Less applicable tax (expense) benefit	(150,829)	89,423	(296,765)	218,712
Unrealized gains (losses) on investments, net of tax	567,407	(336,382)	1,116,410	(822,775)

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	170	2,041	(3,029)	2,491
Less applicable tax (expense) benefit	(35)	(429)	636	(523)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	135	1,612	(2,393)	1,968

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(38)	(6,217)	3,051	(7,516)
Less applicable tax (expense) benefit	7	1,303	(640)	1,579
Foreign exchange translation adjustments, other than securities, net of tax	(31)	(4,914)	2,411	(5,937)

Pension:
Amortization of pension costs	2,118	3,778	4,238	7,556
Pension adjustments	2,118	3,778	4,238	7,556
Less applicable tax (expense) benefit	(446)	(794)	(891)	(1,587)
Pension adjustments, net of tax	1,672	2,984	3,347	5,969

Other comprehensive income (loss)	569,183	(336,700)	1,119,775	(820,775)
Comprehensive income (loss)	$755,749	$(152,275)	$1,491,686	$(462,750)

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2019	$—	$121,218	$524,414	$319,475	$5,213,468	$(763,398)	$5,415,177
Adoption of ASU 2016-02(1)	—	—	—	—	(497)	—	(497)
Comprehensive income (loss)	—	—	—	550,592	185,345	—	735,937
Common dividends declared ($0.1725 per share)	—	—	—	—	(18,943)	—	(18,943)
Acquisition of treasury stock	—	—	—	—	—	(110,896)	(110,896)
Stock-based compensation	—	—	(5,885)	—	(6,817)	23,261	10,559
Exercise of stock options	—	—	—	—	(7,736)	19,825	12,089
Balance at March 31, 2019	—	121,218	518,529	870,067	5,364,820	(831,208)	6,043,426
Adoption of ASU 2016-02(1)	—	—	—	—	105	—	105
Comprehensive income (loss)	—	—	—	569,183	186,566	—	755,749
Common dividends declared ($0.1725 per share)	—	—	—	—	(18,838)	—	(18,838)
Acquisition of treasury stock	—	—	—	—	—	(119,201)	(119,201)
Stock-based compensation	—	—	7,989	—	—	3,267	11,256
Exercise of stock options	—	—	—	—	(18,136)	46,037	27,901
Balance at June 30, 2019	$—	$121,218	$526,518	$1,439,250	$5,514,517	$(901,105)	$6,700,398

(1)	See further discussion in Note 2—New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2018	$—	$124,218	$508,476	$1,424,274	$4,806,208	$(631,755)	$6,231,421
Adoption of ASU 2016-01	—	—	—	—	4,896	—	4,896
Comprehensive income (loss)	—	—	—	(484,075)	173,600	—	(310,475)
Common dividends declared ($0.1600 per share)	—	—	—	—	(18,216)	—	(18,216)
Acquisition of treasury stock	—	—	—	—	—	(109,954)	(109,954)
Stock-based compensation	—	—	465	—	(1,803)	10,398	9,060
Exercise of stock options	—	—	—	—	(9,077)	22,646	13,569
Balance at March 31, 2018	—	124,218	508,941	940,199	4,955,608	(708,665)	5,820,301
Comprehensive income (loss)	—	—	—	(336,700)	184,425	—	(152,275)
Common dividends declared ($0.1600 per share)	—	—	—	—	(18,062)	—	(18,062)
Acquisition of treasury stock	—	—	—	—	—	(96,635)	(96,635)
Stock-based compensation	—	—	8,136	—	—	2,361	10,497
Exercise of stock options	—	—	—	—	(6,900)	14,683	7,783
Balance at June 30, 2018	$—	$124,218	$517,077	$603,499	$5,115,071	$(788,256)	$5,571,609

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash provided from (used for) operating activities	$686,637	$616,520

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	34,997	—
Fixed maturities available for sale—matured or other redemptions	440,796	179,793
Other long-term investments	—	23
Total investments sold or matured	475,793	179,816
Acquisition of investments:
Fixed maturities—available for sale	(703,406)	(540,442)
Other long term investments	(80,979)	(64,444)
Total investments acquired	(784,385)	(604,886)
Net increase (decrease) in policy loans	(10,403)	(8,279)
Net increase (decrease) in short-term investments	(1,806)	58,527
Additions to properties	(21,654)	(18,735)
Dispositions of properties	15	17
Investment in low-income housing interests	(13,916)	(15,701)
Cash provided from (used for) investing activities	(356,356)	(409,241)

Cash provided from (used for) financing activities:
Issuance of common stock	39,598	21,352
Cash dividends paid to shareholders	(36,652)	(35,406)
Repayment of debt	(3,125)	(21,875)
Net borrowing (repayment) of commercial paper	(51,645)	50,213
Acquisition of treasury stock	(230,097)	(206,589)
Net receipts (payments) from deposit product	(74,217)	(58,662)
Cash provided from (used for) financing activities	(356,138)	(250,967)

Effect of foreign exchange rate changes on cash	(5,850)	7,355
Net increase (decrease) in cash	(31,707)	(36,333)
Cash at beginning of year	121,026	118,563
Cash at end of period	$89,319	$82,230

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: Effective August 8, 2019, Torchmark Corporation changed its corporate name to Globe Life Inc. The New York Stock Exchange (NYSE) ticker will be changed to "GL" on August 9, 2019. The name change is part of a brand alignment strategy which will enhance the Company's ability to build name recognition with potential customers and agent recruits through the use of a single brand. The underwriting companies owned by Globe Life Inc. (the "Parent Company") will continue to exist as legal entities, but over a period of time will go to market under the Globe Life name to leverage branding initiatives implemented at Globe Life And Accident Insurance Company in recent years.

"Globe Life" and the "Company" refer to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and its subsidiaries and affiliates. Its primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company ("American Income"), Liberty National Life Insurance Company ("Liberty National"), Family Heritage Life Insurance Company of America ("Family Heritage"), and United American Insurance Company ("United American").

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into four reportable segments: life insurance, supplemental health insurance, annuities, and investments.

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life Inc. have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2019, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2019 and 2018. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on March 1, 2019.

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

ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard was issued to shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium to be amortized to the earliest call date.	This standard became effective for the Company beginning January 1, 2019.	This adoption did not have a material impact on the consolidated financial statements as of June 30, 2019.

        GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective date	Effect on the consolidated financial statements
ASU No. 2016-13/2019-04/2019-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with clarification guidance issued in April and May 2019.
This standard ("CECL") provides financial statement users with more decision-useful information about the expected credit losses on financial instruments, such as assets recorded at amortized cost, as well as to change the loss impairment methodology for available-for-sale debt securities by use of an allowance rather than a direct write-down.

This standard will become effective on January 1, 2020 with a modified retrospective transition and an opening balance sheet adjustment to retained earnings on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition.

We have determined relevant financial assets within scope of the standard. Based on our current analysis, we are not anticipating the adoption of the guidance to have a material impact to the consolidated financial statements.

ASU No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
ASU 2018-12 is a significant change to our current accounting and disclosure of long-duration contracts, which is our primary business. The guidance was primarily issued to 1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, 2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, 3) simplify the amortization of deferred acquisition costs, and 4) improve the effectiveness of the required disclosures.

This standard is effective beginning January 1, 2021. Early adoption of the amendments is permitted.

In July 2019, the FASB proposed to defer the adoption date by one year to January 1, 2022. We are currently waiting for final approval.

The Company is currently in the process of evaluating the impact this guidance will have on the consolidated financial statements as well as assessing controls and accounting policies, key assumptions/data inputs, system solutions, and actuarial modeling.

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

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Accounting Pronouncements Yet to be Adopted (continued)
Standard	Description	Effective date	Effect on the consolidated financial statements
ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Changes to the Disclosure Requirements for Defined Benefit Plans
The standard removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant to defined benefit plans.
		This standard is effective beginning January 1, 2021, and will be applied retrospectively. Early adoption is permitted.	The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

The standard was issued to now allow the capitalization of implementation costs incurred in a hosting arrangement that is a service contract to be similar to the treatment of developed or obtained internal-use software.
		The standard is effective beginning January 1, 2020, and the Company plans to apply the standards on a prospective basis. Early adoption of the amendments is also permitted.	The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2018	$1,082,896	$(8,191)	$15,279	$(149,785)	$940,199
Other comprehensive income (loss) before reclassifications, net of tax	(329,619)	1,612	(4,914)	—	(332,921)
Reclassifications, net of tax	(6,763)	—	—	2,984	(3,779)
Other comprehensive income (loss)	(336,382)	1,612	(4,914)	2,984	(336,700)
Balance at June 30, 2018	$746,514	$(6,579)	$10,365	$(146,801)	$603,499

	Three Months Ended June 30, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2019	$984,701	$(6,691)	$8,937	$(116,880)	$870,067
Other comprehensive income (loss) before reclassifications, net of tax	568,073	135	(31)	—	568,177
Reclassifications, net of tax	(666)	—	—	1,672	1,006
Other comprehensive income (loss)	567,407	135	(31)	1,672	569,183
Balance at June 30, 2019	$1,552,108	$(6,556)	$8,906	$(115,208)	$1,439,250

	Six Months Ended June 30, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2018	$1,569,289	$(8,547)	$16,302	$(152,770)	$1,424,274
Other comprehensive income (loss) before reclassifications, net of tax	(815,462)	1,968	(5,937)	—	(819,431)
Reclassifications, net of tax	(7,313)	—	—	5,969	(1,344)
Other comprehensive income (loss)	(822,775)	1,968	(5,937)	5,969	(820,775)
Balance at June 30, 2018	$746,514	$(6,579)	$10,365	$(146,801)	$603,499

	Six Months Ended June 30, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2019	$435,698	$(4,163)	$6,495	$(118,555)	$319,475
Other comprehensive income (loss) before reclassifications, net of tax	1,119,007	(2,393)	2,411	—	1,119,025
Reclassifications, net of tax	(2,597)	—	—	3,347	750
Other comprehensive income (loss)	1,116,410	(2,393)	2,411	3,347	1,119,775
Balance at June 30, 2019	$1,552,108	$(6,556)	$8,906	$(115,208)	$1,439,250

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statement of Operations
Component Line Item	2019	2018	2019	2018
Unrealized investment gains (losses) on available for sale assets:
Realized gains (losses)	$(2,237)	$(9,431)	$(5,907)	$(10,817)	Realized investment gains (losses)
Amortization of (discount) premium	1,394	870	2,620	1,560	Net investment income
Total before tax	(843)	(8,561)	(3,287)	(9,257)
Tax	177	1,798	690	1,944	Income taxes
Total after-tax	(666)	(6,763)	(2,597)	(7,313)
Pension adjustments:
Amortization of prior service cost	158	119	316	238	Other operating expense
Amortization of actuarial (gain) loss	1,960	3,659	3,922	7,318	Other operating expense
Total before tax	2,118	3,778	4,238	7,556
Tax	(446)	(794)	(891)	(1,587)	Income taxes
Total after-tax	1,672	2,984	3,347	5,969
Total reclassification (after-tax)	$1,006	$(3,779)	$750	$(1,344)

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by cost or amortized cost and estimated fair value at June 30, 2019 and December 31, 2018 are as follows. Redeemable preferred stock is included within the corporates by sector.

	At June 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$393,915	$38,353	$(420)	$431,848	3
States, municipalities, and political subdivisions	1,365,345	139,098	(178)	1,504,265	8
Foreign governments	18,732	2,319	—	21,051	—
Corporates, by sector:
Financial	3,980,362	557,883	(30,471)	4,507,774	25
Utilities	1,958,277	359,882	(6,211)	2,311,948	13
Energy	1,632,744	233,498	(28,863)	1,837,379	10
Other corporate sectors	6,432,457	694,873	(36,394)	7,090,936	40
Total corporates	14,003,840	1,846,136	(101,939)	15,748,037	88
Collateralized debt obligations	57,172	28,403	(6,497)	79,078	—
Other asset-backed securities	145,268	5,023	(296)	149,995	1
Total fixed maturities	$15,984,272	$2,059,332	$(109,330)	$17,934,274	100

(1)	Amount reported in the balance sheet.

(2)	At fair value.

	At December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,351	$5,104	$(2,787)	$392,668	2
States, municipalities, and political subdivisions	1,354,810	83,600	(1,750)	1,436,660	9
Foreign governments	19,006	1,810	—	20,816	—
Corporates, by sector:
Financial	3,759,768	262,875	(87,515)	3,935,128	24
Utilities	1,989,506	217,846	(24,399)	2,182,953	13
Energy	1,652,700	93,880	(62,371)	1,684,209	10
Other corporate sectors	6,382,707	283,524	(242,509)	6,423,722	40
Total corporates	13,784,681	858,125	(416,794)	14,226,012	87
Collateralized debt obligations	57,769	22,014	(6,414)	73,369	1
Other asset-backed securities	146,854	2,187	(634)	148,407	1
Total fixed maturities	$15,753,471	$972,840	$(428,379)	$16,297,932	100

(1)	Amount reported in the balance sheet.

(2)	At fair value.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2019 is shown below on an amortized cost basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At June 30, 2019
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$151,815	$153,027
Due after one year through five years	631,205	674,283
Due after five years through ten years	1,646,091	1,867,864
Due after ten years through twenty years	5,211,263	6,086,465
Due after twenty years	8,140,905	8,922,971
Mortgage-backed and asset-backed securities	202,993	229,664
	$15,984,272	$17,934,274

Analysis of investment operations: Net investment income for the three and six month periods ended June 30, 2019 and 2018 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed maturities available for sale	$215,867	$209,771	$431,630	$418,313
Policy loans	10,821	10,201	21,457	20,399
Other long-term investments	3,991	2,120	7,379	4,974
Short-term investments	763	433	1,582	824
	231,442	222,525	462,048	444,510
Less investment expense	(4,017)	(3,957)	(7,950)	(7,858)
Net investment income	$227,425	$218,568	$454,098	$436,652

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed maturities available for sale:
Proceeds from sales(1)	$—	$—	$34,997	$—
Gross realized gains	—	—	46	—
Gross realized losses	—	—	(3,027)	—

(1)	There were no unsettled sales in the periods ending June 30, 2019 and 2018.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

An analysis of realized gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other	$2,237	$9,431	$5,907	$10,817
Fair value option—change in fair value	2,869	2,301	684	2,861
Other investments	48	81	(108)	86
Realized gains (losses) from investments	5,154	11,813	6,483	13,764
Applicable tax	(1,082)	(2,480)	(1,361)	(2,890)
Realized gains (losses), net of tax	$4,072	$9,333	$5,122	$10,874

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at June 30, 2019 and December 31, 2018:

	Fair Value Measurement at June 30, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$431,848	$—	$431,848
States, municipalities, and political subdivisions	—	1,504,265	—	1,504,265
Foreign governments	—	21,051	—	21,051
Corporates, by sector:
Financial	—	4,462,768	45,006	4,507,774
Utilities	9,472	2,149,087	153,389	2,311,948
Energy	—	1,796,186	41,193	1,837,379
Other corporate sectors	—	6,760,353	330,583	7,090,936
Total corporates	9,472	15,168,394	570,171	15,748,037
Collateralized debt obligations	—	—	79,078	79,078
Other asset-backed securities	—	136,792	13,203	149,995
Total fixed maturities	$9,472	$17,262,350	$662,452	$17,934,274
Percentage of total	—%	96%	4%	100%

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Fair Value Measurement at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
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

The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2019	$12,982	$73,369	$553,471	$639,822
Total gains or losses:
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	441	6,306	23,620	30,367
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	2,315	7	2,322
Other(2)	(220)	(2,912)	(6,927)	(10,059)
Transfers into (out of) Level 3(3)	—	—	—	—
Balance at June 30, 2019	$13,203	$79,078	$570,171	$662,452
Percent of total fixed maturities	—%	1%	3%	4%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2018	$14,049	$71,581	$582,810	$668,440
Total gains or losses:
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	(697)	5,183	(19,611)	(15,125)
Acquisitions	—	—	20,300	20,300
Sales	—	—	—	—
Amortization	—	2,389	8	2,397
Other(2)	(199)	(2,957)	(6,697)	(9,853)
Transfers into (out of) Level 3(3)	—	—	—	—
Balance at June 30, 2018	$13,153	$76,196	$576,810	$666,159
Percent of total fixed maturities	—%	—%	4%	4%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

The following table presents transfers in and out of each of the valuation levels of fair values:

	Six Months Ended June 30,
	2019			2018
	In	Out	Net	In	Out	Net
Level 1	$14,572	$—	$14,572	$—	$—	$—
Level 2	—	(14,572)	(14,572)	—	—	—
Level 3	—	—	—	—	—	—

Other investment information: Other long-term investments consist of the following:

	June 30, 2019	December 31, 2018
Investment in limited partnerships(1)	$165,426	$108,241
Commercial mortgage loan participations(2)	120,599	96,266
Other	3,122	2,751
Total	$289,147	$207,258

(1)	See the following section for more information regarding the fair value method used to account for these investments.

(2)
Globe Life invests in a portfolio of commercial mortgage loan participations. As of June 30, 2019 and December 31, 2018, the Company evaluated the portfolio on a loan-by-loan basis to determine any allowance for loss. Factors considered include, but are not limited to, collateral value, loan-to-value ratio, debt service coverage ratio, local market conditions, credit quality of the borrower and tenants, and loan performance. There were no material changes to the property type, geographic location, or loan-to-value ratio for any of the loans during the period. As of June 30, 2019 and December 31, 2018, there were no allowances for loss.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Fair Value Option: The following table represents the fair value of certain limited partnership investments elected for the fair value option method measured on a recurring basis at June 30, 2019, and the changes in fair value for the six months ended June 30, 2019. All changes in fair value are recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations. Distributions received on a periodic basis are recorded in Net Investment Income.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fair Value Measurements at:
June 30, 2019	$—	$165,426	$—	$165,426
December 31, 2018	—	108,241	—	108,241

	Changes in Fair Values for the Period for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains and Losses Recognized During the Period	Less Net Gains and Losses Recognized due to Sales	Total Changes in Fair Values Included in Current-Period Earnings
Six Months Ended June 30,
2019	$684	$—	$684
2018	2,861	—	2,861

Other-than-temporary impairments (OTTI): In accordance with the other-than-temporary impairment (OTTI) policy, the Company evaluated its fixed maturities available for sale in an unrealized loss position to determine if there was any impairment for the quarter. Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in the interest rates or credit spreads. While the Company holds securities that may be in an unrealized loss position from time to time, Globe Life has the ability and intent to hold these investments to recovery. Additionally, the Company does not expect to be required to sell any of its securities due to the strong cash flows generated by its insurance operations.

For the six months ended June 30, 2019 and 2018, the Company concluded that there were no other-than-temporary impairments.

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of June 30, 2019	16	148	164
As of December 31, 2018	495	234	729

Globe Life's entire fixed maturity portfolio consisted of 1,588 issues at June 30, 2019 and 1,548 issues at December 31, 2018. The weighted-average quality rating of all unrealized loss positions at amortized cost as of June 30, 2019 was BBB- compared with BBB+ as of December 31, 2018.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at June 30, 2019 and December 31, 2018, respectively. Globe Life considers these investments to be only temporarily impaired.

Analysis of Gross Unrealized Investment Losses

	At June 30, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$2	$—	$28,896	$(420)	$28,898	$(420)
States, municipalities and political subdivisions	29,960	(40)	—	—	29,960	(40)
Foreign governments	—	—	—	—	—	—
Corporates, by sector:
Financial	74,915	(85)	130,430	(4,854)	205,345	(4,939)
Utilities	—	—	73,863	(1,126)	73,863	(1,126)
Energy	6,198	(80)	65,067	(6,781)	71,265	(6,861)
Other corporate sectors	24,603	(32)	581,822	(19,225)	606,425	(19,257)
Total corporates	105,716	(197)	851,182	(31,986)	956,898	(32,183)
Other asset-backed securities	62	—	—	—	62	—
Total investment grade securities	135,740	(237)	880,078	(32,406)	1,015,818	(32,643)

Below investment grade securities:
States, municipalities and political subdivisions	82	(138)	—	—	82	(138)
Corporates, by sector:
Financial	7,379	(450)	122,459	(25,082)	129,838	(25,532)
Utilities	15,449	(1,136)	12,300	(3,949)	27,749	(5,085)
Energy	2,872	(346)	44,046	(21,656)	46,918	(22,002)
Other corporate sectors	16,687	(585)	81,950	(16,552)	98,637	(17,137)
Total corporates	42,387	(2,517)	260,755	(67,239)	303,142	(69,756)
Collateralized debt obligations	—	—	13,503	(6,497)	13,503	(6,497)
Other asset-backed securities	14,104	(296)	—	—	14,104	(296)
Total below investment grade securities	56,573	(2,951)	274,258	(73,736)	330,831	(76,687)
Total fixed maturities	$192,313	$(3,188)	$1,154,336	$(106,142)	$1,346,649	$(109,330)

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
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

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life Inc. insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement expires in 2021. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. On April 2, 2019, the letters of credit were amended to reduce the current amount outstanding from $155 million to $150 million. As of June 30, 2019, the outstanding balance remained unchanged.

Litigation: Globe Life Inc. (formerly Torchmark Corporation) and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including putative class action litigation, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Parent Company's insurance subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to the Parent Company and its subsidiaries, management does not believe that it is reasonably possible that such litigation will have a material adverse effect on Globe Life's financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts. Globe Life's management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which the Company has substantial business, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

On September 12, 2018, putative class action litigation was filed against American Income in California’s Contra Costa County Superior Court (Joh v. American Income Life Insurance Company, Case No. C18-01863). An amended complaint was filed on October 18, 2018. American Income removed the case to the United States District Court for the Northern District of California (Case No. 3:18-cv-06364-TSH). A second amended complaint was filed on May 20, 2019. The plaintiffs, former insurance sales agents of American Income, are suing on behalf of all current and former trainees and sales agents who sold insurance for American Income in the State of California for the four years prior to the filing of the complaint. The second amended complaint alleges that such individuals are employees and asserts claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay wages/commissions, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, misclassification and unfair business practices.

On October 18, 2018, putative class action litigation was filed against Torchmark Corporation and American Income in California’s Los Angeles County Superior Court (Golz v. American Income Life Insurance Company, et al., Case No. 18STCV01354). American Income removed the case to the United States District Court for the Central District of California (Case No. 2:18-cv-09879 R (SSx)). An amended complaint was filed on February 5, 2019. On February 6, 2019, Torchmark Corporation was dismissed without prejudice and the case proceeded with respect to American Income. On April 2, 2019, the District Court granted American Income’s motion to dismiss four of the five causes of action asserted. The amended complaint’s remaining claim alleges that plaintiff, as an American Income insurance agent trainee in California, was an employee who should have been compensated accordingly. The plaintiff seeks to represent a class of individuals in California who trained to contract as American Income agents and who subsequently worked as contracted agents. The class period is alleged to begin four years prior to the complaint’s filing. The complaint seeks restitution under the California Business and Professions Code for alleged unfair business practices such as failure to pay minimum wage and overtime, failure to provide meal and rest breaks, and failure to reimburse business expenses.

On December 14, 2018, putative class action litigation was filed against American Income in United States District Court for the Northern District of California (Hamilton v. American Income Life Insurance Company, Case No. 4:18-cv-7535-KAW). An amended complaint was filed on January 23, 2019. The plaintiffs, former insurance sales agents

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

of American Income, are suing on behalf of all current and former sales agents who sold insurance for American Income in the State of California for the last four years prior to the filing of the complaint. The lawsuit alleges that putative class members are employees and asserts claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay minimum wage and overtime, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, misclassification and unfair business practices.

On January 16, 2019, putative class action litigation was filed against American Income in Orange County, California Superior Court (Putros v. American Income Life Insurance Company, Case No. 30-2019-01044772-CU-OE-CXC). An amended complaint was filed on January 22, 2019. The plaintiff, a former insurance sales agent of American Income, is suing on behalf of all current and former sales agents who sold insurance for American Income in the State of California for the year prior to the filing of the complaint. The lawsuit alleges that putative class members are employees and asserts claims under the California Private Attorney General Act. The complaint seeks penalties for failure to pay minimum wage, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, and misclassification.

With respect to its current litigation, at this time management believes that the possibility of a material judgment adverse to the Company is remote.

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$154,528	$146,865
Incurred related to:
Current year	302,129	269,574
Prior year	77	(5,708)
Total incurred	302,206	263,866
Paid related to:
Current year	190,599	171,199
Prior year	110,587	99,054
Total paid	301,186	270,253
Balance at end of period	$155,548	$140,478

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	June 30, 2019	December 31, 2018
Policy claims and other benefits payable:
Life insurance	$195,799	$196,298
Health insurance	155,548	154,528
Total	$351,347	$350,826

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 7—Postretirement Benefits

Globe Life has qualified noncontributory defined benefit pension plans and contributory savings plans that cover substantially all employees. There is also a nonqualified noncontributory supplemental executive retirement plan (SERP) that covers a limited number of employees. The tables included herein will focus on the defined benefit plans and SERP.

Pension Assets: The following table presents the assets of the Company's defined benefit pension plans at June 30, 2019 and December 31, 2018.
Pension Assets by Component at June 30, 2019

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$44,880	$—	$44,880	10
Utilities	—	41,728	—	41,728	9
Energy	—	21,479	—	21,479	5
Other corporates	—	89,210	—	89,210	20
Total corporate bonds	—	197,297	—	197,297	44
Exchange traded fund(1)	185,765	—	—	185,765	42
Other bonds	—	255	—	255	—
Other long-term investments	—	10,126	—	10,126	2
Guaranteed annuity contract(2)	—	26,737	—	26,737	6
Short-term investments	20,699	—	—	20,699	5
Other	5,415	—	—	5,415	1
Total pension assets	$211,879	$234,415	$—	$446,294	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)
Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Pension Assets by Component at December 31, 2018

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$44,236	$—	$44,236	11
Utilities	—	39,443	—	39,443	10
Energy	—	19,744	—	19,744	5
Other corporates	—	83,202	—	83,202	22
Total corporate bonds	—	186,625	—	186,625	48
Exchange traded fund(1)	157,717	—	—	157,717	40
Other bonds	—	245	—	245	—
Other long-term investments	—	8,475	—	8,475	2
Guaranteed annuity contract(2)	—	26,505	—	26,505	7
Short-term investments	9,289	—	—	9,289	2
Other	3,816	—	—	3,816	1
Total pension assets	$170,822	$221,850	$—	$392,672	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income, to fund the obligations of the American Income Pension Plan.

SERP: The following table includes information regarding the SERP at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Premiums paid for insurance coverage	$444	$2,997

Total investments:
Company owned life insurance	$45,326	$44,285
Exchange traded funds	61,048	52,659
	$106,374	$96,944

Pension and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Funded defined benefit pension	$526,015	$481,792
SERP	75,198	74,407
Pension benefit obligation	$601,213	$556,199

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and six months ended June 30, 2019 and 2018.

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$4,983	$5,277	$9,965	$10,554
Interest cost	5,964	5,493	11,928	10,986
Expected return on assets	(6,966)	(6,363)	(13,932)	(12,726)
Amortization:
Prior service cost	158	119	316	238
Actuarial (gain) loss	1,896	3,636	3,790	7,272
Net periodic benefit cost	$6,035	$8,162	$12,067	$16,324

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	109,649,714	113,350,175	109,973,820	113,762,340
Weighted average dilutive options outstanding	1,935,962	2,301,237	1,975,492	2,434,633
Diluted weighted average shares outstanding	111,585,676	115,651,412	111,949,312	116,196,973

Antidilutive shares	1,359,686	1,381,686	1,359,686	960,753

Antidilutive shares are excluded from the calculation of diluted earnings per share.

Note 9—Business Segments

Globe Life is organized into four segments: life insurance, supplemental health insurance, annuities, and investments. We also have other administrative expenses reported in "Corporate & Other."

Globe Life's reportable segments are based on the insurance product lines it markets and administers: life insurance, supplemental health insurance, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The Company's chief operating decision makers evaluate the overall performance of the operations of the Company in accordance with these segments.

Management’s measure of profitability for each insurance segment is insurance underwriting margin, which is underwriting income before other income and insurance administrative expenses. It represents the profit margin on insurance products before administrative expenses, and is calculated by deducting net policy obligations (claims incurred and change in reserves), commissions and other acquisition expenses from premium revenue. Globe Life further views the profitability of each insurance product segment by the marketing groups that distribute the products of that segment: direct response, independent agencies, or captive agencies.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Globe Life's management prefers to evaluate the performance of its underwriting and investment activities separately, rather than allocating investment income to the underwriting results. As such, the investment function is presented as a stand-alone segment. The investment segment includes management of the investment portfolio, debt, and cash flow. Management’s measure of profitability for this segment is excess investment income, which is the income earned on the investment portfolio less the required interest on net policy liabilities and financing costs. Financing costs include the interest on the Parent Company's debt. Other income and insurance administrative expense are classified in a separate Corporate and Other segment.

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

As noted, Globe Life's core operations are insurance and investment management. The insurance segments issue policies for which premiums are collected for the eventual payment of policy benefits. In addition to policy benefits, operating expenses are incurred including acquisition costs, administrative expenses, and taxes. Because life and health contracts can be long term, premium receipts in excess of current expenses are invested. Investment activities, conducted by the investment segment, focus on seeking quality investments with a yield and term appropriate to support the insurance product obligations. These investments generally consist of fixed maturities and, over the long term, the expected yields are taken into account when setting insurance premium rates and product profitability expectations. As a result, fixed maturities are generally held for long periods to support the liabilities, and the Company generally expects to hold investments until maturity. However, dispositions of investments occur from time to time, generally for reasons such as credit concerns, calls by issuers, or other factors.

Since Globe Life does not actively trade investments, realized gains and losses from the disposition and write down of investments are generally incidental to operations and are not considered a material factor in insurance pricing or product profitability. While from time to time these realized gains and losses could be significant to net income in the period in which they occur, they generally have a limited effect on the yield of the total investment portfolio. Further, the disposals have little effect on the size of the portfolio as the proceeds of the disposals are reinvested in the portfolio and the income from the reinvestments is included in net investment income. Therefore, management removes realized investment gains and losses from results of core operations when evaluating the performance of the Company. For this reason, these gains and losses are excluded from the Company's operating segments.

Globe Life accounts for its stock options and restricted stock under current accounting guidance requiring stock options and stock grants to be expensed based on fair value at the time of grant. Management considers stock compensation expense to be an expense of the Parent Company. Therefore, stock compensation expense is treated as a corporate expense in Globe Life's segment analysis. The following tables set forth a reconciliation of the Company's revenues and operations by segment to its pre-tax income and each significant line item in its Condensed Consolidated Statements of Operations.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items:

	Three Months Ended June 30, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$631,201	$266,282	$1	$—	$—	$—		$897,484
Net investment income	—	—	—	227,425	—	—		227,425
Other income	—	—	—	—	398	—		398
Total revenue	631,201	266,282	1	227,425	398	—		1,125,307
Expenses:
Policy benefits	410,961	170,511	7,890	—	—	—		589,362
Required interest on reserves	(165,513)	(21,680)	(10,888)	198,081	—	—		—
Required interest on DAC	50,298	6,341	127	(56,766)	—	—		—
Amortization of acquisition costs	110,319	27,343	503	—	—	—		138,165
Commissions, premium taxes, and non-deferred acquisition costs	50,086	23,608	4	—	—	—		73,698
Insurance administrative expense(1)	—	—	—	—	59,416	5,500	(2)	64,916
Parent expense	—	—	—	—	2,872	—		2,872
Stock-based compensation expense	—	—	—	—	11,256	—		11,256
Interest expense	—	—	—	21,432	—	—		21,432
Total expenses	456,151	206,123	(2,364)	162,747	73,544	5,500		901,701
Subtotal	175,050	60,159	2,365	64,678	(73,146)	(5,500)		223,606
Non-operating items	—	—	—	—	—	5,500	(2)	5,500
Measure of segment profitability (pretax)	$175,050	$60,159	$2,365	$64,678	$(73,146)	$—		229,106

Realized gain (loss)—investments								5,154
Legal proceedings								(5,500)
Income before income taxes per Condensed Consolidated Statements of Operations								$228,760

(1)	Administrative expense is not allocated to insurance segments.

(2)	Legal proceedings—See Note 5 for further discussion.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$602,534	$251,440	$5	$—	$—	$—		$853,979
Net investment income	—	—	—	218,568	—	—		218,568
Other income	—	—	—	—	441	(25)	(2)	416
Total revenue	602,534	251,440	5	218,568	441	(25)		1,072,963
Expenses:
Policy benefits	399,334	160,461	8,582	—	—	—		568,377
Required interest on reserves	(158,101)	(20,726)	(11,885)	190,712	—	—		—
Required interest on DAC	48,275	6,079	150	(54,504)	—	—		—
Amortization of acquisition costs	104,599	23,892	586	—	—	—		129,077
Commissions, premium taxes, and non-deferred acquisition costs	47,250	22,196	6	—	—	(25)	(2)	69,427
Insurance administrative expense(1)	—	—	—	—	55,276	—		55,276
Parent expense	—	—	—	—	2,847	—		2,847
Stock-based compensation expense	—	—	—	—	10,497	—		10,497
Interest expense	—	—	—	22,411	—	—		22,411
Total expenses	441,357	191,902	(2,561)	158,619	68,620	(25)		857,912
Subtotal	161,177	59,538	2,566	59,949	(68,179)	—		215,051
Non-operating items	—	—	—	—	—	—		—
Measure of segment profitability (pretax)	$161,177	$59,538	$2,566	$59,949	$(68,179)	$—		215,051

Realized gain (loss)—investments								11,813
Income before income taxes per Condensed Consolidated Statements of Operations								$226,864

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,255,490	$532,966	$1	$—	$—	$—		$1,788,457
Net investment income	—	—	—	454,098	—	—		454,098
Other income	—	—	—	—	639	—		639
Total revenue	1,255,490	532,966	1	454,098	639	—		2,243,194
Expenses:
Policy benefits	820,653	340,528	15,938	—	—	—		1,177,119
Required interest on reserves	(329,175)	(43,176)	(22,008)	394,359	—	—		—
Required interest on DAC	100,322	12,624	258	(113,204)	—	—		—
Amortization of acquisition costs	218,609	54,357	1,021	—	—	—		273,987
Commissions, premium taxes, and non-deferred acquisition costs	100,192	46,960	11	—	—	—		147,163
Insurance administrative expense(1)	—	—	—	—	118,607	5,900	(2,3)	124,507
Parent expense	—	—	—	—	5,515	—		5,515
Stock-based compensation expense	—	—	—	—	21,815	—		21,815
Interest expense	—	—	—	42,710	—	—		42,710
Total expenses	910,601	411,293	(4,780)	323,865	145,937	5,900		1,792,816
Subtotal	344,889	121,673	4,781	130,233	(145,298)	(5,900)		450,378
Non-operating items	—	—	—	—	—	5,900	(2,3)	5,900
Measure of segment profitability (pretax)	$344,889	$121,673	$4,781	$130,233	$(145,298)	$—		456,278

Realized gain (loss)—investments								6,483
Administrative settlements								(400)
Legal proceedings								(5,500)
Income before income taxes per Condensed Consolidated Statements of Operations								$456,861

(1)	Administrative expense is not allocated to insurance segments.

(2)	During the first quarter of 2019, Globe Life recorded $400 thousand in administrative settlements related to state regulatory examinations.

(3)	Legal proceedings—See Note 5 for further discussion.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,200,837	$503,238	$10	$—	$—	$—		$1,704,085
Net investment income	—	—	—	436,652	—	—		436,652
Other income	—	—	—	—	764	(53)	(2)	711
Total revenue	1,200,837	503,238	10	436,652	764	(53)		2,141,448
Expenses:
Policy benefits	799,915	321,080	17,271	—	—	—		1,138,266
Required interest on reserves	(314,315)	(41,130)	(23,902)	379,347	—	—		—
Required interest on DAC	96,219	12,092	303	(108,614)	—	—		—
Amortization of acquisition costs	208,376	49,149	1,172	—	—	—		258,697
Commissions, premium taxes, and non-deferred acquisition costs	94,644	44,461	14	—	—	(53)	(2)	139,066
Insurance administrative expense(1)	—	—	—	—	110,748	—		110,748
Parent expense	—	—	—	—	5,139	—		5,139
Stock-based compensation expense	—	—	—	—	19,557	—		19,557
Interest expense	—	—	—	44,033	—	—		44,033
Total expenses	884,839	385,652	(5,142)	314,766	135,444	(53)		1,715,506
Subtotal	315,998	117,586	5,152	121,886	(134,680)	—		425,942
Non-operating items	—	—	—	—	—	—		—
Measure of segment profitability (pretax)	$315,998	$117,586	$5,152	$121,886	$(134,680)	$—		425,942

Realized gain (loss)—investments								13,764
Income before income taxes per Condensed Consolidated Statements of Operations								$439,706

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life Inc.'s Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Effective August 8, 2019, Torchmark Corporation changed its corporate name to Globe Life Inc. The NYSE ticker will be changed to GL on August 9, 2019. The name change is part of a brand alignment strategy which will enhance the Company's ability to build name recognition with potential customers and agent recruits through the use of a single brand. The underwriting companies owned by the Parent Company will continue to exist as legal entities, but over a period of time will go to market under the Globe Life name to leverage branding initiatives implemented at Globe Life And Accident Insurance Company in recent years.

"Globe Life" and the "Company" refer to Globe Life Inc. and its subsidiaries and affiliates.

Results of Operations

How Globe Life Views Its Operations. Globe Life Inc. is the holding company for a group of insurance companies that market primarily individual life and supplemental health insurance to lower middle to middle income households throughout the United States. We view our operations by segments, which are the insurance product lines of life, supplemental health, and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment.

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

Net investment income Less: Required interest on net policy liabilities Financing costs

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Current Highlights, comparing first six months of 2019 with first six months of 2018.

•	Net income as a return on equity (ROE) was 12.3% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 14.6%.

•
Total premium increased 5% over the same period in the prior year. Life premium increased 5% for the period from $1.20 billion in 2018 to $1.26 billion in 2019. Life underwriting margin increased 9% from $316 million in 2018 to $345 million in 2019.

•	Net investment income increased 4% over the same period in the prior year. In addition, excess investment income increased 7% over the prior year.

•	Total net sales increased 4% over the same period in the prior year from $289 million to $300 million.

•
Book value per share increased 24% over the same period in the prior year from $48.44 to $60.22. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 10% over the prior year from $42.08 to $46.43.

•	Through June 30, 2019, the Company repurchased 2.1 million shares at a total cost of $174 million for an average share price of $84.09.

The following represents net income and net operating income for the six months ended June 30, 2019 and 2018.

(1)
Net operating income is considered a non-GAAP measure and it has been used consistently by Globe Life's management for many years to evaluate the operating performance of the Company. It differs from net income primarily because it excludes certain non-operating items such as realized gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $1.5 billion and $732 million for 2019 and 2018, respectively.
Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $13.79 and $6.36 for 2019 and 2018, respectively.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income increased 4% to $372 million during the six months ended June 30, 2019, compared with $358 million in the same period in 2018. This increase was primarily related to favorable underwriting income. Included in net income were after-tax realized gains of $5 million in 2019, compared with realized after-tax gains of $11 million for the same period in 2018. On a diluted per common share basis, net income per common share for the six months ended June 30, 2019 increased 8% from $3.08 to $3.32. The percentage growth in net income per share continues to exceed the growth in dollar amounts due to our share repurchase program. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income increased 7% to $372 million for the six months ended June 30, 2019, compared with $347 million for the same period in 2018. On a diluted per common share basis, net operating income per common share for the six months ended June 30, 2019 increased 11% from $2.99 to $3.32.

Globe Life's operations on a segment-by-segment basis are discussed in depth below. Net operating income has been used consistently by management for many years to evaluate the operating performance of the Company, and is a measure commonly used in the life insurance industry. It differs from net income primarily because it excludes certain non-operating items such as realized investment gains and losses and certain significant and unusual items included in net income. Management believes an analysis of net operating income is important in understanding the profitability and operating trends of the Company’s business. Net income is the most directly comparable GAAP measure.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018	Change	%
Life insurance underwriting margin	$344,889	$315,998	$28,891	9
Health insurance underwriting margin	121,673	117,586	4,087	3
Annuity underwriting margin	4,781	5,152	(371)	(7)
Excess investment income	130,233	121,886	8,347	7
Other insurance:
Other income	639	764	(125)	(16)
Administrative expense	(118,607)	(110,748)	(7,859)	7
Corporate and other	(27,330)	(24,696)	(2,634)	11
Pre-tax total	456,278	425,942	30,336	7
Applicable taxes	(84,652)	(78,712)	(5,940)	8
Net operating income	371,626	347,230	24,396	7
Reconciling items, net of tax:
Realized gain (loss)—investments	5,122	10,874	(5,752)
Part D adjustments—discontinued operations	(92)	(79)	(13)
Administrative settlements	(400)	—	(400)
Legal proceedings	(4,345)	—	(4,345)
Net income	$371,911	$358,025	$13,886	4

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

In 2019, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Exclusive Agency. The following tables represent the breakdown of total underwriting margin by operating segment and distribution channel for the six months ended June 30, 2019.

Total premium income rose 5% for the six months ended June 30, 2019 to $1.8 billion. Total net sales increased 4% to $300 million, when compared with the same period in 2018. Total first-year collected premium was $241 million for the 2019 period, compared with $232 million for the 2018 period.

Life insurance premium income increased 5% to $1.26 billion over the prior year total of $1.20 billion. Life net sales rose 2% to $217 million for the first six months of 2019. First-year collected life premium rose 2% to $164 million. Life underwriting margins, as a percent of premium, increased to 27% in 2019 from 26% in the prior year period, primarily due to lower policy obligations. Underwriting income increased to $345 million for the six months ended June 30, 2019, 9% over the same period in 2018.

Health insurance premium income increased 6% to $533 million over the prior year total of $503 million. Health net sales rose 8% to $83 million for the first six months of 2019. First-year collected health premium rose 9% to $77 million. Health underwriting margins, as a percent of premium, were 23% in both periods. Underwriting income increased to $122 million for the first six months of 2019, 3% over the same period in 2018.

Excess investment income, the measure of profitability of our investment segment, increased 7% during the first six months of 2019 to $130 million from $122 million in the same period in 2018. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 10% to $1.16 from $1.05 in the same period last year.

Insurance administrative expenses increased 7.1% in 2019 when compared with the prior year period. These expenses were 6.6% as a percentage of premium during the first six months of 2019 compared with 6.5% a year earlier. The increase in administrative expenses was primarily due to an increase in investments in information technology.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

A discussion of each of Globe Life's segments follows. The following discussions are presented in the manner we view our operations, as described in Note 9—Business Segments.

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

•
Net sales is annualized premium issued (gross premium that would be received during the policies' first year in force and assuming that none of the policies lapsed or terminated), net of cancellations in the first thirty days after issue, except in the case of our Direct Response channel, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. We believe that net sales is a better indicator of the rate of premium growth as compared with annualized premium issued.

•
First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

LIFE INSURANCE

Life insurance is the Company's predominant segment, with 2019 life premium representing 70% of total premium and life underwriting income before other income and administrative expense represented 73% of the total. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,255,490	100	$1,200,837	100	$54,653	5

Policy obligations	820,653	65	799,915	67	20,738	3
Required interest on reserves	(329,175)	(26)	(314,315)	(26)	(14,860)	5
Net policy obligations	491,478	39	485,600	41	5,878	1
Commissions, premium taxes, and non-deferred acquisition expenses	100,192	8	94,644	8	5,548	6
Amortization of acquisition costs	318,931	26	304,595	25	14,336	5
Total expense	910,601	73	884,839	74	25,762	3
Insurance underwriting margin	$344,889	27	$315,998	26	$28,891	9

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$570,101	45	$532,188	44	$37,913	7
Direct Response	434,837	35	420,832	35	14,005	3
Liberty National Exclusive Agency	142,195	11	139,017	12	3,178	2
Other Agencies	108,357	9	108,800	9	(443)	—
Total	$1,255,490	100	$1,200,837	100	$54,653	5

Annualized life premium in force was $2.5 billion at June 30, 2019, an increase of 4% over $2.4 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$118,599	54	$114,771	54	$3,828	3
Direct Response	66,903	31	67,223	32	(320)	—
Liberty National Exclusive Agency	25,687	12	24,230	11	1,457	6
Other Agencies	6,290	3	6,336	3	(46)	(1)
Total	$217,479	100	$212,560	100	$4,919	2

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$96,220	59	$95,592	59	$628	1
Direct Response	42,447	26	42,573	27	(126)	—
Liberty National Exclusive Agency	19,475	12	17,933	11	1,542	9
Other Agencies	5,924	3	4,713	3	1,211	26
Total	$164,066	100	$160,811	100	$3,255	2

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

While American Income Exclusive Agency has historically marketed primarily to members of labor unions, this agency has diversified over the years by focusing heavily on other affinity groups, third-party internet vendor leads, and referrals which have driven growth despite declines in North American union membership. This agency is Globe Life's largest contributor to life premium at 45% of the Company's 2019 year-to-date total. This agency produced premium income during the six months ended June 30, 2019 of $570 million, an increase of 7% over the comparable prior year period of $532 million. First-year collected premium was $96 million, an increase of 1%. Net sales increased 3% to $119 million in 2019 over the 2018 total of $115 million. Over the long term, sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average producing agent count increased 3% to 7,115 for the six months ended June 30, 2019, compared with 6,922 for the same period in 2018. As is the case with all Globe Life's exclusive agencies, the average producing agent count is based on the actual count at the end of each week during the period.

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

The Direct Response unit offers adult and juvenile life insurance through a variety of direct-to-consumer marketing approaches, which include direct mailings, insert media, and electronic media. These different approaches support and complement one another in the unit’s efforts to reach the consumer. The Direct Response channel’s growth has been fueled over the years by constant innovation. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to an inbound call center. We continually introduce new initiatives in this unit in an attempt to increase response and issue rates.

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

Direct Response’s life premium income rose 3% to $435 million, representing 35% of Globe Life's total life premium for the six months ended June 30, 2019. Net sales for this group were flat at $67 million, while first-year collected premium decreased slightly to $42 million. The underwriting margin, as a percent of premium, was 18%, up from 16% in the six months ended June 30, 2018. This increase was attributable to favorable claims and amortization of deferred acquisition costs in the six months ended June 30, 2019 compared with the same period in 2018.

The Liberty National Exclusive Agency markets individual life insurance to middle-income household and worksite customers. Life premium income for this agency was $142 million in the six months ended June 30, 2019 compared with $139 million for the same period in 2018. Net sales for the Liberty National Exclusive Agency increased 6% to $26 million compared with $24 million in the prior year. The continued increases in net sales reflect changes in the structure of the agency that were put in place several years ago. Recent growth in middle management within the agency will help continue this growth. First-year collected premium increased 9% to $19 million from $18 million in the same period in 2018.

The underwriting margin as a percent of premium was 25%, up from 24% for the six months ended June 30, 2018. The increase is primarily attributable to higher than normal policy obligations during the six months ended June 30, 2018 compared with lower policy obligations during the same period in 2019.

The Liberty National Exclusive Agency's average producing agent count increased 5% to 2,235 for the six months ended June 30, 2019 compared with 2,136 for the same period in 2018. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $108 million of life premium income, or 9% of Globe Life's total premium income in the six months ended June 30, 2019, and contributed 3% of net sales for the period.

HEALTH INSURANCE
Health insurance sold by the Company includes primarily Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.
Health premium accounted for 30% of our total premium in 2019, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, the Company has emphasized life insurance sales relative to health, due to life’s superior profitability and its greater contribution to excess investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$532,966	100	$503,238	100	$29,728	6

Policy obligations	340,528	64	321,080	64	19,448	6
Required interest on reserves	(43,176)	(8)	(41,130)	(8)	(2,046)	5
Net policy obligations	297,352	56	279,950	56	17,402	6
Commissions, premium taxes, and non-deferred acquisition expenses	46,960	9	44,461	9	2,499	6
Amortization of acquisition costs	66,981	12	61,241	12	5,740	9
Total expense	411,293	77	385,652	77	25,641	7
Insurance underwriting margin	$121,673	23	$117,586	23	$4,087	3

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

We market supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$205,159	39	$187,886	37	$17,273	9
Family Heritage Exclusive Agency	144,301	27	133,854	27	10,447	8
Liberty National Exclusive Agency	95,448	18	97,037	19	(1,589)	(2)
American Income Exclusive Agency	48,549	9	46,074	9	2,475	5
Direct Response	39,509	7	38,387	8	1,122	3
Total	$532,966	100	$503,238	100	$29,728	6

Of total health premium ($533 million), premium from limited-benefit plans comprise $274 million, or 51%, for 2019 compared with $260 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining 49% or $259 million for 2019 compared with $244 million in the same period in the prior year.

Annualized health premium in force was $1.1 billion at June 30, 2019, an increase of 6% over the prior year balance of $1.0 billion.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$31,481	38	$27,593	36	$3,888	14
Family Heritage Exclusive Agency	29,928	36	29,021	38	907	3
Liberty National Exclusive Agency	11,429	14	10,254	14	1,175	11
American Income Exclusive Agency	8,198	10	7,086	9	1,112	16
Direct Response	1,727	2	2,561	3	(834)	(33)
Total	$82,763	100	$76,515	100	$6,248	8

Of total net sales ($83 million), sales of limited-benefit plans comprise $50 million, or 60% of the total, for 2019 compared with $47 million in the same period in the prior year. Medicare Supplement sales make up the remaining 40% or $33 million for 2019 compared with $30 million in the same period in the prior year.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$33,498	43	$29,543	42	$3,955	13
Family Heritage Exclusive Agency	24,465	32	23,087	32	1,378	6
Liberty National Exclusive Agency	9,661	12	8,695	12	966	11
American Income Exclusive Agency	7,784	10	7,350	10	434	6
Direct Response	1,979	3	2,620	4	(641)	(24)
Total	$77,387	100	$71,295	100	$6,092	9

First-year premium related to limited-benefit plans comprise $42 million, or 54% of total first-year collected premium, for 2019 compared with $39 million in the same period in the prior year. First-year collected premium from Medicare Supplement policies make up the remaining 46% or $35 million for 2019 compared with $32 million in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Independent Agency consists of non-exclusive independent agencies who may also sell for other companies. The United American Independent Agency was Globe Life's largest health agency in terms of health premium income. For the period ended June 30, 2019, premium income was $205 million, representing 39% of the Company's total health premium. Net sales were $31 million, 38% of total health sales.
This agency is also Globe Life's largest producer of Medicare Supplement insurance, with Medicare Supplement premium income of $200 million for the period ended June 30, 2019. The United American Independent Agency represents 77% of all Medicare Supplement premium and 95% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 10% in 2019 over the prior period balance of $182 million. Medicare Supplement net sales increased 14% to $31 million in 2019 from the prior year period, primarily as a result of an increase in individual sales. First-year collected health premium rose 13% to $33 million. Underwriting margin as a percent of premium was 15%, down from 17% for the period ended June 30, 2018. This decrease was primarily due to higher policy obligations and amortization of deferred acquisition costs as a percentage of premium in the current period versus the year ago period.
The Family Heritage Exclusive Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. The Family Heritage Exclusive Agency contributed $30 million in net sales as of June 30, 2019, compared with $29 million for the same period in 2018. Health premium income was $144 million in 2019, representing 27% of Globe Life's health premium, compared to $134 million, or 27%, of health premium in 2018. Underwriting margin as a percent of premium was 25%, up from 23% for the period ended June 30, 2018. The increase was primarily attributed to the runoff of business acquired in 2012 which has a lower underwriting margin percentage than new business sold in recent years. The average producing agent count was 1,042 for the period ended June 30, 2019 compared with 1,020 for the same period in 2018, an increase of 2%.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The Liberty National Exclusive Agency represented 18% of all Globe Life health premium income at $95 million as of June 30, 2019. The Liberty National Exclusive Agency markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of this health business is now generated through worksite marketing. In 2019, health premium at Liberty National Exclusive Agency declined $2 million to $95 million from the prior year period. Liberty National Exclusive Agency's health premium decline is primarily attributable to the runoff of a block of discontinued Medicare Supplement policies previously sold by the agency. First-year collected premium increased 11% to $10 million in 2019 compared with $9 million in 2018, reflecting the steady increase in net sales of limited-benefit plans in the agency.
Other distribution. While some of the Company's other distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2019 and 17% in 2018. The American Income Exclusive Agency primarily markets accident plans. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $2 million of Medicare Supplement net sales as of June 30, 2019 and $3 million as of June 30, 2018

ANNUITIES

Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

                                              GL Q2 2019 FORM 10-Q

OPERATING EXPENSES

Operating expenses are included in the Corporate and Other segment and are classified into two categories: insurance administrative expenses and expenses of the Parent Company. Insurance administrative expenses generally include expenses incurred after a policy has been issued. As these expenses relate to premium for a given period, management measures the expenses as a percentage of premium income. Also included is stock compensation expense, which is viewed by the Company as a Parent Company expense. Expenses associated with the issuance of our insurance policies are reflected as acquisition expenses and included in the determination of underwriting margin.

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019		2018
	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$49,835	2.8	$49,405	2.9
Other employee costs	18,013	1.0	18,699	1.1
Information technology costs	21,576	1.2	13,688	0.8
Legal costs	4,857	0.3	4,111	0.2
Other administrative costs	24,326	1.3	24,845	1.5
Total insurance administrative expenses	118,607	6.6	110,748	6.5

Parent company expense	5,515		5,139
Stock compensation expense	21,815		19,557
Administrative settlements	400		—
Legal proceedings	5,500		—
Total operating expenses, per Condensed Consolidated Statements of Operations	$151,837		$135,444

Insurance administrative expenses:
Increase (decrease) over prior year	7.1%		7.2%
Total operating expenses:
Increase (decrease) over prior year	12.1%		8.6%

The 7.1% increase in insurance administrative expenses was primarily due to an increase in information technology expenses. The increase in information technology costs reflects investments related to data analytics capabilities, administrative systems modernization, and information security programs. The increase in stock-based compensation expense was primarily due to higher expense associated with equity awards, reflecting the Parent Company's increasing share price over the past several years.

                                              GL Q2 2019 FORM 10-Q

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $7.7 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. (formerly Torchmark Corporation) shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we believe that excess investment income per diluted share is a useful measure to evaluate the investment segment. In order to put all capital resource uses on a comparable basis, we believe that excess investment income per diluted share is an appropriate measure of the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Net investment income	$454,098	$436,652	$17,446	4
Interest on net insurance policy liabilities:
Interest on reserves	(394,359)	(379,347)	(15,012)	4
Interest on deferred acquisition costs	113,204	108,614	4,590	4
Net required interest	(281,155)	(270,733)	(10,422)	4
Financing costs	(42,710)	(44,033)	1,323	(3)
Excess investment income	$130,233	$121,886	$8,347	7

Excess investment income per diluted share	$1.16	$1.05	$0.11	10

Mean invested assets (at amortized cost)	$16,847,397	$16,036,950	$810,447	5
Average net insurance policy liabilities(1)	9,980,813	9,657,425	323,388	3
Average debt and preferred securities (at amortized cost)	1,761,751	1,518,576	243,175	16

(1)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income increased 7% compared with the year-ago period, while on a per diluted common share basis it increased 10% from the prior year-ago period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted common shares outstanding generally decreases from year to year as result of our share repurchase program.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Net investment income in 2019 was $454 million or 4% greater than the year ago period. Mean invested assets increased 5% during the first six months of 2019 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.52% in the first six months of 2019, compared with 5.58% a year earlier. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at rates less than the average portfolio yield rate and reinvested the proceeds from dispositions at yield rates less than what we earned on these bonds prior to disposition. As a result, growth in net investment income has been slower than the growth in mean invested assets in recent years. While the Company may see a higher turnover rate of 4% to 5% in 2019 due to potential calls of highly-rated municipal securities, we expect that the average annual turnover of fixed maturity assets during the next five years will be between 1% and 3% of the portfolio and will not have a material negative impact on investment income.

Should the current low interest rate environment continue, the Company's net investment income will be negatively impacted primarily due to the investment of new money at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 95 to 100 basis points before the net unrealized gains on our fixed maturity portfolio as of June 30, 2019 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.

Required interest on net insurance policy liabilities reduces net investment income as it is the amount of net investment income considered by management necessary to “fund” required interest on net insurance policy liabilities, which is the net of the benefit reserve liability and the deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note 9—Business Segments, management believes this provides a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force.

The great majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block of 5.6% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in-force business. Business issued in the current year has very little impact on the overall weighted average discount rate due to the size of our in force business.

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength of our underwriting margins, we do not expect an extended low interest rate environment to cause a loss recognition event.

Required interest on net insurance policy liabilities increased $10 million, or 4%, to $281 million, consistent with the growth in average net interest-bearing insurance policy liabilities.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Interest on funded debt	$34,883	$36,384	$(1,501)	(4)
Interest on term loan	1,732	1,487	245	16
Interest on short-term debt	6,093	6,160	(67)	(1)
Other	2	2	—	—
Financing costs	$42,710	$44,033	$(1,323)	(3)

In 2019, financing costs decreased 3% due to refinancing long-term debt with lower rates in late 2018. More information on our debt transactions is disclosed in the Financial Condition section of this report.

Realized Gains and Losses. Our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are disposed of or written down prior to maturity, resulting in realized gains or losses. Since these dispositions and write-downs are outside the course of our normal operations, management removes the effects of such gains and losses when evaluating its overall core operating results.

In the first quarter of 2018, the Company elected to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations. The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2019		2018
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(2,355)	$(0.02)	$—	$—
Matured or other redemptions	7,022	0.06	8,546	0.07
Fair value option—change in fair value	540	0.01	2,260	0.02
Other	(85)	—	68	—
Total realized gains (losses)	$5,122	$0.05	$10,874	$0.09

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Investment Acquisitions. Globe Life's investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate since our expected future cash flows are generally stable and predictable and the likelihood that we will need to sell invested assets to raise cash is low. If longer-term securities that meet our quality and yield objectives are not available, we do not relax our quality objectives; instead, we consider investing in shorter-term or lower-yielding securities taking into consideration the slope of the yield curve and other factors.

The following table summarizes selected information for fixed maturity purchases. The effective annual yield shown is based on the acquisition price and call features, if any, of the securities. For non-callable bonds, the yield is calculated to maturity date. For callable bonds acquired at a premium, the yield is calculated to the earliest known call date and call price after acquisition ("first call date"). For all other callable bonds, the yield is calculated to maturity date.

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cost of acquisitions:
Investment-grade corporate securities	$501,668	$391,090
Investment-grade municipal securities	197,999	140,644
Other investment-grade securities	3,739	8,708
Total fixed maturity acquisitions(1)	$703,406	$540,442

Effective annual yield (one year compounded)(2)	4.91%	4.70%
Average life (in years, to next call)	21.0	15.2
Average life (in years, to maturity)	28.6	21.8
Average rating	A	A

(1)	Fixed maturity acquisitions included no unsettled trades as of June 30, 2019 and 2018.

(2)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. During 2019 and 2020, we anticipate calls of higher-rated municipal bonds and we plan to reinvest the proceeds from these calls in bonds with similar ratings.

We are not a party to any derivative contracts. We also do not participate in securities lending nor have any exposure to European sovereign debt at June 30, 2019.

In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority that they plan to phase out the floating rate, London Interbank Offered Rate (LIBOR), by the end of 2021. Uncertainty remains as to what will be the final replacement floating rate; however, the Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate (“SOFR”) which could potentially replace the U.S. dollar LIBOR. As of June 30, 2019, the Company had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress towards the establishment of a new floating rate.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Selected information concerning the fixed-maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	June 30, 2019	December 31, 2018	June 30, 2018
Average annual effective yield(1)	5.50%	5.55%	5.56%
Average life, in years, to:
Next call(2)	16.9	16.9	17.1
Maturity(2)	18.8	18.7	18.8
Effective duration to:
Next call(2,3)	10.6	10.0	10.3
Maturity(2,3)	11.4	10.8	11.0

(1)	Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

(2)
Globe Life calculates the average life and duration of the fixed maturity portfolio two ways: (a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and (b) based on the maturity date of all bonds, whether callable or not.

(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2019 and December 31, 2018.

Fixed Maturities by Sector
June 30, 2019
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$57,916	$3,399	$(8,589)	$52,726	$2,034,554	$337,510	$(11,316)	$2,360,748	13	13
Banks	27,061	—	(1,211)	25,850	916,677	132,337	(2,567)	1,046,447	6	6
Other financial	97,562	—	(15,732)	81,830	1,029,131	88,036	(16,588)	1,100,579	6	6
Total financial	182,539	3,399	(25,532)	160,406	3,980,362	557,883	(30,471)	4,507,774	25	25
Utilities
Electric	47,397	310	(5,085)	42,622	1,438,694	299,149	(5,801)	1,732,042	9	10
Gas and water	—	—	—	—	519,583	60,733	(410)	579,906	3	3
Total utilities	47,397	310	(5,085)	42,622	1,958,277	359,882	(6,211)	2,311,948	12	13
Industrial - Energy
Pipelines	40,535	485	(2,117)	38,903	917,200	123,006	(8,978)	1,031,228	6	6
Exploration and production	28,097	1,665	(346)	29,416	531,847	84,716	(346)	616,217	3	3
Oil field services	—	—	—	—	49,828	8,392	—	58,220	—	—
Refiner	—	—	—	—	89,084	17,384	—	106,468	1	1
Driller	44,785	—	(19,539)	25,246	44,785	—	(19,539)	25,246	—	—
Total energy	113,417	2,150	(22,002)	93,565	1,632,744	233,498	(28,863)	1,837,379	10	10
Industrial - Basic materials
Chemicals	—	—	—	—	580,466	36,509	(947)	616,028	4	3
Metals and mining	10,578	789	—	11,367	386,888	80,755	—	467,643	2	3
Forestry products and paper	—	—	—	—	111,317	12,556	(5)	123,868	1	1
Total basic materials	10,578	789	—	11,367	1,078,671	129,820	(952)	1,207,539	7	7
Industrial - Consumer, non-cyclical	33,663	500	(6,392)	27,771	2,107,900	205,503	(13,276)	2,300,127	14	13
Other industrials	46,703	1,030	(464)	47,269	1,324,403	144,977	(2,893)	1,466,487	8	8
Industrial - Transportation	26,105	—	(941)	25,164	570,992	89,111	(1,397)	658,706	4	4
Other corporate sectors	113,154	2,927	(9,340)	106,741	1,350,491	125,462	(17,876)	1,458,077	8	8
Total corporates	573,556	11,105	(69,756)	514,905	14,003,840	1,846,136	(101,939)	15,748,037	88	88
Other fixed maturities:
Government (U.S., municipal, and foreign)	444	133	(138)	439	1,777,439	179,732	(598)	1,956,573	11	11
Collateralized debt obligations	57,172	28,403	(6,497)	79,078	57,172	28,403	(6,497)	79,078	—	—
Other asset-backed securities	14,400	—	(296)	14,104	145,047	4,991	(296)	149,742	1	1
Mortgage-backed securities(1)	—	—	—	—	774	70	—	844	—	—
Total fixed maturities	$645,572	$39,641	$(76,687)	$608,526	$15,984,272	$2,059,332	$(109,330)	$17,934,274	100	100

(1)	Includes Government National Mortgage Association (GNMA).

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Fixed Maturities by Sector
December 31, 2018
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$66,310	$3,836	$(8,674)	$61,472	$1,941,967	$181,552	$(28,158)	$2,095,361	12	13
Banks	27,075	—	(1,348)	25,727	871,485	50,205	(16,730)	904,960	6	5
Other financial	74,958	—	(19,584)	55,374	946,316	31,118	(42,627)	934,807	6	6
Total financial	168,343	3,836	(29,606)	142,573	3,759,768	262,875	(87,515)	3,935,128	24	24
Utilities
Electric	36,889	176	(3,277)	33,788	1,458,193	188,136	(14,943)	1,631,386	10	10
Gas and water	—	—	—	—	531,313	29,710	(9,456)	551,567	3	3
Total utilities	36,889	176	(3,277)	33,788	1,989,506	217,846	(24,399)	2,182,953	13	13
Industrial - Energy
Pipelines	40,553	—	(4,762)	35,791	925,689	50,835	(25,395)	951,129	6	6
Exploration and production	17,187	—	(1,554)	15,633	548,099	30,969	(17,518)	561,550	3	3
Oil field services	—	—	(1)	(1)	49,837	3,893	(715)	53,015	—	—
Refiner	—	—	—	—	84,255	8,183	(1,496)	90,942	1	1
Driller	44,820	—	(17,247)	27,573	44,820	—	(17,247)	27,573	—	—
Total energy	102,560	—	(23,564)	78,996	1,652,700	93,880	(62,371)	1,684,209	10	10
Industrial - Basic materials
Chemicals	—	—	—	—	554,481	8,818	(25,302)	537,997	4	3
Metals and mining	57,409	92	(1,492)	56,009	386,782	33,868	(2,500)	418,150	2	3
Forestry products and paper	—	—	—	—	111,612	7,329	(2,711)	116,230	—	1
Total basic materials	57,409	92	(1,492)	56,009	1,052,875	50,015	(30,513)	1,072,377	6	7
Industrial - Consumer, non-cyclical	33,847	587	(6,710)	27,724	2,024,230	76,669	(89,536)	2,011,363	13	12
Other industrials	46,852	—	(3,311)	43,541	1,364,192	62,338	(42,222)	1,384,308	9	8
Industrial - Transportation	26,213	—	(2,592)	23,621	569,786	47,496	(10,325)	606,957	4	4
Other corporate sectors	135,873	982	(16,241)	120,614	1,371,624	47,006	(69,913)	1,348,717	9	9
Total corporates	607,986	5,673	(86,793)	526,866	13,784,681	858,125	(416,794)	14,226,012	88	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	306	93	—	399	1,763,496	90,475	(4,537)	1,849,434	11	11
Collateralized debt obligations	57,769	22,014	(6,414)	73,369	57,769	22,014	(6,414)	73,369	—	1
Other asset-backed securities	—	—	—	—	146,546	2,159	(633)	148,072	1	1
Mortgage-backed securities(1)	—	—	—	—	979	67	(1)	1,045	—	—
Total fixed maturities	$666,061	$27,780	$(93,207)	$600,634	$15,753,471	$972,840	$(428,379)	$16,297,932	100	100

(1)	Includes Government National Mortgage Association (GNMA).

At June 30, 2019, fixed maturities had a fair value of $17.9 billion, compared with $16.3 billion at December 31, 2018. The net unrealized gain position in the fixed-maturity portfolio increased from $544.5 million at December 31, 2018 to $2.0 billion at June 30, 2019 due to decreases in interest rates during the period.

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 88% of amortized cost and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-backed

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2019, the total fixed maturity portfolio consisted of 622 issuers.

For more information about our fixed maturity portfolio by component at June 30, 2019 and December 31, 2018, including a discussion of other-than-temporary impairments, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at June 30, 2019 and December 31, 2018 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by the Company using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the chart below are private placement fixed maturity holdings of $593 million at amortized cost ($614 million at fair value) for which the ratings were assigned by the third party managers.

Fixed Maturities by Rating
At June 30, 2019
(Dollar amounts in thousands)

	Amortized Cost	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$800,059	5	$865,834	5
AA	1,122,184	7	1,251,638	7
A	4,406,513	27	5,218,494	29
BBB+	3,648,290	23	4,142,877	23
BBB	3,660,744	23	4,004,062	23
BBB-	1,700,910	11	1,842,843	10
Total investment grade	15,338,700	96	17,325,748	97	A-

Below investment grade:
BB	398,274	2	376,814	2
B	127,740	1	107,667	—
Below B	119,558	1	124,045	1
Total below investment grade	645,572	4	608,526	3	B+
	$15,984,272	100	$17,934,274	100

Weighted average composite quality rating					BBB+

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Fixed Maturities by Rating
At December 31, 2018
(Dollar amounts in thousands)

	Amortized Cost	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$750,101	5	$766,341	5
AA	1,222,158	8	1,282,834	8
A	3,983,869	25	4,378,152	26
BBB+	3,606,143	23	3,707,078	23
BBB	3,695,585	23	3,746,661	23
BBB-	1,829,554	12	1,816,232	11
Total investment grade	15,087,410	96	15,697,298	96	A-

Below investment grade:
BB	403,649	3	362,090	2
B	164,052	1	123,904	1
Below B	98,360	—	114,640	1
Total below investment grade	666,061	4	600,634	4	B+
	$15,753,471	100	$16,297,932	100

Weighted average composite quality rating					BBB+

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$666,061	$702,256
Downgrades by rating agencies	86,562	—
Upgrades by rating agencies	(65,708)	—
Dispositions	(43,231)	(16,108)
Amortization and other	1,888	1,909
Balance at end of period	$645,572	$688,057
Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost were 12% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of June 30, 2019.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

SHARE PURCHASES

Globe Life Inc. has an ongoing share repurchase program that began in 1986, and is reviewed quarterly by management and annually reaffirmed by the Board of Directors. The program was reaffirmed on August 8, 2019. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Parent Company shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders.

The following chart summarizes share purchases for the six month periods ended June 30, 2019 and 2018.

Analysis of Share Purchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2019			2018
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	2,069	$173,971	$84.09	2,042	$174,388	$85.41
Option exercise proceeds	658	56,126	85.30	367	32,201	87.64
Total	2,727	$230,097	$84.38	2,409	$206,589	$85.75
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow at the Parent Company.

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and a line of credit facility.

Insurance Subsidiary Liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Sources of cash flows for the insurance subsidiaries include primarily premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. In addition to investment income, maturities and scheduled repayments in the investment portfolio are sources of cash. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restrictions. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the leading source of the excess cash is investment income, a significant portion of the excess cash also comes from underwriting income due to our high underwriting margins and effective expense control.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Parent Company Liquidity. An important source of Parent Company liquidity is the dividends from its insurance subsidiaries. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company.

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2019	2018	Projected 2019	2018
Liquidity Sources:
Dividends from Subsidiaries	$310,875	$238,465	$480,000	$448,142
Excess Cash Flows	262,302	178,749	370,000	349,243

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, and a credit facility. At June 30, 2019, the Parent Company had $70 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Short-Term Borrowings. The Parent Company has a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. The Parent Company may request the extension, however, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest on the commercial paper program is charged at variable rates. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, certain covenants regarding capitalization must be met. As of June 30, 2019, the Parent Company was in full compliance with those covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt.

The following table presents certain information about our commercial paper borrowings.

Credit Facility - Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2019	December 31, 2018	June 30, 2018
Balance of commercial paper at end of period (par value)	$250,000	$302,100	$375,200
Annualized interest rate	2.74%	2.93%	2.61%
Letters of credit outstanding(1)	$150,000	$155,000	$155,000
Remaining amount available under credit line	350,000	292,900	219,800

(1)
On April 2, 2019, the letters of credit were amended to reduce the current amount outstanding to $150 million from $155 million as of March 31, 2019. As of June 30, 2019, the outstanding balance remained unchanged.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

	Six Months Ended June 30,
	2019	2018
Average balance of commercial paper outstanding during period (par value)	$298,965	$389,234
Daily-weighted average interest rate (annualized)	2.88%	2.20%
Maximum daily amount outstanding during period (par value)	$355,000	$525,990

The decrease in commercial paper during the six months ended June 30, 2019 reflects timing of cash needs at the Parent Company. We had no difficulties in accessing the commercial paper market under this facility during the six months ended June 30, 2019 and 2018.

Globe Life expects to have readily available funds for 2020 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally-generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Parent Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows from operations were $687 million in the first six months of 2019, compared with $617 million in the same period of 2018. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $441 million during the 2019 period. As previously noted under the caption Credit Facility, the Parent Company has in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $163 million at June 30, 2019, compared with $184 million at December 31, 2018. In addition to these liquid assets, the entire $17.9 billion (fair value at June 30, 2019) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 96% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and the current maturity of funded debt), long-term funded debt, and shareholders’ equity.

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. Globe Life is targeting a consolidated Company Action Level Risk Based Capital (RBC) ratio in the range of 300% to 320% for 2019. The Company believes this capital level is more than adequate and is sufficient to support its current ratings given the nature of its business and its risk profile. At the end of 2018, the RBC ratio was 326%. At 326%, the Company had $129 million more in capital than would have been required for an RBC ratio of 300%, the lowest of our target range.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Long-Term Debt

The outstanding long-term debt at book value was $1.4 billion at June 30, 2019 and December 31, 2018. An analysis of debt issues outstanding is as follows at June 30, 2019.

Selected Information about Debt Issues
As of June 30, 2019
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate		Interest Payment Dates	Par Value	Book Value	Fair Value
Notes	5/27/1993	05/15/2023	7.875%		semiannual	$165,612	$164,599	$196,575
Senior notes(1)	9/24/2012	09/15/2022	3.800%		semiannual	150,000	148,931	154,166
Senior notes	9/27/2018	09/15/2028	4.550%		semiannual	550,000	543,452	600,836
Junior subordinated debentures	5/17/2016	06/15/2056	6.125%		quarterly	300,000	290,552	318,600
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%		semiannual	125,000	123,361	93,405
Term loan	6/13/2016	05/17/2021	3.689%	(2)	monthly	90,625	90,625	90,625
						1,381,237	1,361,520	1,454,207
Less current maturity of term loan(3)						8,125	8,125	8,125
Total long-term debt						1,373,112	1,353,395	1,446,082

Current maturity of term loan(3)						8,125	8,125	8,125
Commercial paper						250,000	249,328	249,328
Total short-term debt						258,125	257,453	257,453

Total debt						$1,631,237	$1,610,848	$1,703,535

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

(2)	Interest paid at 1 month LIBOR plus 125 basis points, resets each month.

(3)	The current amount of the term loan due of $8.1 million is classified as short-term debt.

Issuance of Long-Term Debt. The Company has not issued any additional long-term debt since the issuance of the $550 million 4.550% Senior Notes in September 2018.

As previously noted under the caption Results of Operations in this report, the Parent Company acquired 2.1 million of its outstanding common shares under its share repurchase program during the first six months of 2019. These shares were acquired at a cost of $174 million (average of $84.09 per share), compared with purchases of 2.0 million shares at a cost of $174 million (average of $85.41 per share) in the first six months of 2018.

On May 2, 2019, the Parent Company announced that it had declared a quarterly dividend of $0.1725 per share. This dividend was paid on August 1, 2019.

Shareholders’ equity was $6.7 billion at June 30, 2019. This compares with $5.4 billion at December 31, 2018 and $5.6 billion at June 30, 2018. During the six months since December 31, 2018, shareholders’ equity increased primarily due to $1.1 billion of after-tax unrealized gains in the fixed-maturity portfolio as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $372 million. Share purchases of $174 million noted above during the period reduced shareholders’ equity.

Globe Life is required under GAAP to revalue its available for sale fixed maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

                                              GL Q2 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

While GAAP requires our fixed maturity assets to be revalued, it does not permit interest-bearing insurance policy liabilities supported by those assets to be valued at fair value in a consistent manner, with changes in value applied directly to shareholders’ equity. However, due to the size of both the investment portfolio and our policy liabilities, this inconsistency in measurement can have a material impact on shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur realized gains or losses due to fluctuations in the market value of fixed maturities caused by interest rate changes or losses caused by temporarily illiquid markets. Accordingly, management removes the effect of this rule when analyzing the Company's balance sheet, capital structure, and financial ratios in order to provide a more consistent and meaningful portrayal of the Company’s financial position from period to period.

The following table presents selected data related to our capital resources. Additionally, the table presents the effect of this accounting guidance on relevant line items, so that investors and other financial statement users may determine its impact on Globe Life's capital structure. Excluding the effect of unrealized gains and losses on the fixed maturity portfolio from shareholders' equity is considered non-GAAP. Below we include the reconciliation to GAAP.

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	June 30, 2019		December 31, 2018		June 30, 2018
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$17,934,274	$1,950,002	$16,297,932	$544,461	$16,284,691	$934,539
Deferred acquisition costs(2)	4,232,717	(8,299)	4,137,925	(5,270)	4,045,890	(8,328)
Total assets	24,855,445	1,941,703	23,095,722	539,191	22,878,701	926,211
Short-term debt	257,453	—	307,848	—	671,666	—
Long-term debt	1,353,395	—	1,357,185	—	817,474	—
Shareholders' equity	6,700,398	1,533,945	5,415,177	425,961	5,571,609	731,707

Book value per diluted share	60.22	13.79	48.11	3.79	48.44	6.36
Debt to capitalization(3)	19.4%	(4.4)%	23.5%	(1.5)%	21.1%	(2.4)%

Diluted shares outstanding	111,264		112,561		115,026
Actual shares outstanding	109,223		110,693		112,923

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.

(2)	Includes the value of business acquired (VOBA).

(3)
Globe Life Inc.'s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 11.7 times in the first six months of 2019, compared with 11.0 times in the 2018 period. Interest coverage is computed by dividing interest expense into the sum of pre-tax income and interest expense.

                                              GL Q2 2019 FORM 10-Q

CAUTIONARY STATEMENTS

We caution readers regarding certain forward-looking statements contained in the foregoing discussion and elsewhere in this document, and in any other statements made by, or on behalf of Globe Life Inc. whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management's opinions concerning future operations, strategies, financial results or other developments. We specifically disclaim any obligation to update or revise any forward-looking statement because of new information, future developments, or otherwise.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control. If these estimates or assumptions prove to be incorrect, the actual results of Globe Life Inc. may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to the Company specifically. Such events or developments could include, but are not necessarily limited to:

1)
Economic and other conditions leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Globe Life's assumptions;

2)
Regulatory developments, including changes in accounting standards or governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement);

3)
Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance.

4)	Interest rate changes that affect product sales and/or investment portfolio yield;

5)
General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities we own, or that may impair an issuer’s ability to make principal and/or interest payments due on those securities;

6)	Changes in pricing competition;

7)	Litigation results;

8)	Levels of administrative and operational efficiencies that differ from our assumptions;

9)	The ability to obtain timely and appropriate premium rate increases for health insurance policies from our regulators;

10)	The customer response to new products and marketing initiatives; and

11)	Reported amounts in the consolidated financial statements which are based on management estimates and judgments which may differ from the actual amounts ultimately realized.

12)	Compromise by a malicious actor or other event that causes a loss of secure data from, or inaccessibility to, our computer and other information technology systems.

Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission.

                                              GL Q2 2019 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Globe Life Inc., under the direction of the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Globe Life Inc. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Globe Life Inc.'s management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal period completed June 30, 2019, an evaluation was performed under the supervision and with the participation of Globe Life Inc. management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the quarter ended June 30, 2019, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Globe Life Inc. and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including putative class action litigation, claims involving tax matters, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Parent Company's insurance subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Globe Life, management does not believe that such litigation will have a material adverse effect on Globe Life's financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts. Globe Life's management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which the Company has substantial business, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

Additional discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

                                              GL Q2 2019 FORM 10-Q

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Certain Equity Securities by the Issuer and Others for the Second Quarter of 2019

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	323,530	$85.94	323,530
May 1-31, 2019	680,967	87.16	680,967
June 1-30, 2019	361,890	88.55	361,890

On August 8, 2019, the Globe Life Inc. Board of Directors reaffirmed its continued authorization of its stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
31.2	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
32.1	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

                                              GL Q2 2019 FORM 10-Q

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBE LIFE INC.

Date: August 8, 2019	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 8, 2019	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 8, 2019	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

                                              GL Q2 2019 FORM 10-Q