Form 10-Q
period 2019-09-30
GLOBE LIFE INC.
filed 2019-11-12
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at November 4, 2019
Common Stock, $1.00 Par Value	108,288,348

GLOBE LIFE INC.

As used in this Form 10‑Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GLOBE LIFE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2019—$16,209,723; 2018—$15,753,471)	$18,797,674	$16,297,932
Policy loans	568,892	550,066
Other long-term investments (includes: 2019—$184,466; 2018—$108,241 under the fair value option)	315,535	207,258
Short-term investments	77,556	63,288
Total investments	19,759,657	17,118,544
Cash	66,675	121,026
Accrued investment income	253,125	243,003
Other receivables	432,236	415,157
Deferred acquisition costs	4,281,018	4,137,925
Goodwill	441,591	441,591
Other assets	557,604	549,899
Assets related to discontinued operations	—	68,577
Total assets	$25,791,906	$23,095,722
Liabilities:
Future policy benefits	$14,358,592	$13,953,826
Unearned and advance premium	62,586	61,208
Policy claims and other benefits payable	351,729	350,826
Other policyholders' funds	95,875	97,459
Total policy liabilities	14,868,782	14,463,319
Current and deferred income taxes	1,498,025	1,047,737
Short-term debt	233,314	307,848
Long-term debt (estimated fair value: 2019—$1,466,868; 2018—$1,384,455)	1,351,190	1,357,185
Other liabilities	528,064	453,270
Liabilities related to discontinued operations	—	51,186
Total liabilities	18,479,375	17,680,545
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2019 and 2018	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2019—121,218,183 issued; 2018— 121,218,183 issued)	121,218	121,218
Additional paid-in-capital	538,051	524,414
Accumulated other comprehensive income (loss)	1,943,124	319,475
Retained earnings	5,686,636	5,213,468
Treasury stock, at cost: (2019—12,773,862 shares; 2018—10,525,147 shares)	(976,498)	(763,398)
Total shareholders' equity	7,312,531	5,415,177
Total liabilities and shareholders' equity	$25,791,906	$23,095,722
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Life premium	$630,824	$605,547	$1,886,314	$1,806,384
Health premium	269,166	255,201	802,132	758,439
Other premium	3	2	4	12
Total premium	899,993	860,750	2,688,450	2,564,835
Net investment income	228,905	221,627	683,003	658,279
Realized gains (losses)	11,943	1,032	18,426	14,796
Other income	438	393	1,077	1,104
Total revenue	1,141,279	1,083,802	3,390,956	3,239,014

Benefits and expenses:
Life policyholder benefits	406,963	396,701	1,227,616	1,196,616
Health policyholder benefits	170,875	162,574	511,403	483,654
Other policyholder benefits	7,854	8,581	23,792	25,852
Total policyholder benefits	585,692	567,856	1,762,811	1,706,122

Amortization of deferred acquisition costs	138,449	129,492	412,436	388,189
Commissions, premium taxes, and non-deferred acquisition costs	74,139	69,632	221,302	208,698
Other operating expense	74,575	74,059	226,412	209,503
Interest expense	21,094	22,433	63,804	66,466
Total benefits and expenses	893,949	863,472	2,686,765	2,578,978

Income before income taxes	247,330	220,330	704,191	660,036
Income tax benefit (expense)	(45,512)	(41,630)	(130,370)	(123,232)
Income from continuing operations	201,818	178,700	573,821	536,804

Income (loss) from discontinued operations, net of tax	—	24	(92)	(55)
Net income	$201,818	$178,724	$573,729	$536,749

Basic net income (loss) per common share:
Continuing operations	$1.85	$1.59	$5.24	$4.74
Discontinued operations	—	—	—	(0.01)
Total basic net income per common share	$1.85	$1.59	$5.24	$4.73

Diluted net income (loss) per common share:
Continuing operations	$1.82	$1.55	$5.14	$4.64
Discontinued operations	—	—	—	—
Total diluted net income per common share	$1.82	$1.55	$5.14	$4.64

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$201,818	$178,724	$573,729	$536,749

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	649,270	(173,598)	2,057,614	(1,202,762)
Reclassifications adjustments included in net income	(11,020)	(458)	(14,307)	(9,715)
Foreign exchange adjustment on securities recorded at fair value	(301)	8,624	183	7,360
Unrealized gains (losses) on fixed maturities	637,949	(165,432)	2,043,490	(1,205,117)

Unrealized gains (losses) on other investments	1,429	1,310	9,063	(492)
Total unrealized investment gains (losses)	639,378	(164,122)	2,052,553	(1,205,609)
Less applicable tax (expense) benefit	(134,272)	34,464	(431,037)	253,176
Unrealized gains (losses) on investments, net of tax	505,106	(129,658)	1,621,516	(952,433)

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	402	1,178	(2,627)	3,669
Less applicable tax (expense) benefit	(84)	(248)	552	(771)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	318	930	(2,075)	2,898

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(4,082)	(168)	(1,031)	(7,684)
Less applicable tax (expense) benefit	858	36	218	1,615
Foreign exchange translation adjustments, other than securities, net of tax	(3,224)	(132)	(813)	(6,069)

Pension:
Amortization of pension costs	2,117	3,778	6,355	11,334
Less applicable tax (expense) benefit	(443)	(793)	(1,334)	(2,380)
Pension adjustments, net of tax	1,674	2,985	5,021	8,954

Other comprehensive income (loss)	503,874	(125,875)	1,623,649	(946,650)
Comprehensive income (loss)	$705,692	$52,849	$2,197,378	$(409,901)

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2019	$—	$121,218	$524,414	$319,475	$5,213,468	$(763,398)	$5,415,177
Adoption of ASU 2016-02(1)	—	—	—	—	(497)	—	(497)
Comprehensive income (loss)	—	—	—	550,592	185,345	—	735,937
Common dividends declared ($0.1725 per share)	—	—	—	—	(18,943)	—	(18,943)
Acquisition of treasury stock	—	—	—	—	—	(110,896)	(110,896)
Stock-based compensation	—	—	(5,885)	—	(6,817)	23,261	10,559
Exercise of stock options	—	—	—	—	(7,736)	19,825	12,089
Balance at March 31, 2019	—	121,218	518,529	870,067	5,364,820	(831,208)	6,043,426
Other	—	—	—	—	105	—	105
Comprehensive income (loss)	—	—	—	569,183	186,566	—	755,749
Common dividends declared ($0.1725 per share)	—	—	—	—	(18,838)	—	(18,838)
Acquisition of treasury stock	—	—	—	—	—	(119,201)	(119,201)
Stock-based compensation	—	—	7,989	—	—	3,267	11,256
Exercise of stock options	—	—	—	—	(18,136)	46,037	27,901
Balance at June 30, 2019	—	121,218	526,518	1,439,250	5,514,517	(901,105)	6,700,398
Comprehensive income (loss)	—	—	—	503,874	201,818	—	705,692
Common dividends declared ($0.1725 per share)	—	—	—	—	(18,695)	—	(18,695)
Acquisition of treasury stock	—	—	—	—	—	(104,372)	(104,372)
Stock-based compensation	—	—	11,533	—	—	—	11,533
Exercise of stock options	—	—	—	—	(11,004)	28,979	17,975
Balance at September 30, 2019	$—	$121,218	$538,051	$1,943,124	$5,686,636	$(976,498)	$7,312,531

(1)	See further discussion in Note 2—New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2018	$—	$124,218	$508,476	$1,424,274	$4,806,208	$(631,755)	$6,231,421
Adoption of ASU 2016-01	—	—	—	—	4,896	—	4,896
Comprehensive income (loss)	—	—	—	(484,075)	173,600	—	(310,475)
Common dividends declared ($0.16 per share)	—	—	—	—	(18,216)	—	(18,216)
Acquisition of treasury stock	—	—	—	—	—	(109,954)	(109,954)
Stock-based compensation	—	—	465	—	(1,803)	10,398	9,060
Exercise of stock options	—	—	—	—	(9,077)	22,646	13,569
Balance at March 31, 2018	—	124,218	508,941	940,199	4,955,608	(708,665)	5,820,301
Comprehensive income (loss)	—	—	—	(336,700)	184,425	—	(152,275)
Common dividends declared ($0.16 per share)	—	—	—	—	(18,062)	—	(18,062)
Acquisition of treasury stock	—	—	—	—	—	(96,635)	(96,635)
Stock-based compensation	—	—	8,136	—	—	2,361	10,497
Exercise of stock options	—	—	—	—	(6,900)	14,683	7,783
Balance at June 30, 2018	—	124,218	517,077	603,499	5,115,071	(788,256)	5,571,609
Comprehensive income (loss)	—	—	—	(125,875)	178,724	—	52,849
Common dividends declared ($0.16 per share)	—	—	—	—	(17,953)	—	(17,953)
Acquisition of treasury stock	—	—	—	—	—	(91,725)	(91,725)
Stock-based compensation	—	—	10,412	—	—	—	10,412
Exercise of stock options	—	—	—	—	(7,878)	21,591	13,713
Balance at September 30, 2018	$—	$124,218	$527,489	$477,624	$5,267,964	$(858,390)	$5,538,905

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash provided from (used for) operating activities	$1,030,175	$937,289

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	62,151	12,162
Fixed maturities available for sale—matured or other redemptions	604,701	266,736
Other long-term investments	—	47
Total investments sold or matured	666,852	278,945
Acquisition of investments:
Fixed maturities—available for sale	(1,056,822)	(727,296)
Other long-term investments	(107,660)	(74,396)
Total investments acquired	(1,164,482)	(801,692)
Net increase (decrease) in policy loans	(18,826)	(14,307)
Net increase (decrease) in short-term investments	(5,270)	(506,419)
Additions to properties	(30,049)	(27,316)
Dispositions of properties	32	17
Investment in low-income housing interests	(16,824)	(19,075)
Cash provided from (used for) investing activities	(568,567)	(1,089,847)

Cash provided from (used for) financing activities:
Issuance of common stock	57,573	35,065
Cash dividends paid to shareholders	(55,493)	(53,481)
Repayment of debt	(5,000)	(23,125)
Proceeds from issuance of debt	—	550,000
Payment for debt issuance costs	—	(6,797)
Net borrowing (repayment) of commercial paper	(76,409)	(7,196)
Acquisition of treasury stock	(334,469)	(298,314)
Net receipts (payments) from deposit product	(95,626)	(87,561)
Cash provided from (used for) financing activities	(509,424)	108,591

Effect of foreign exchange rate changes on cash	(6,535)	2,843
Net increase (decrease) in cash	(54,351)	(41,124)
Cash at beginning of year	121,026	118,563
Cash at end of period	$66,675	$77,439

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: Effective August 8, 2019, Torchmark Corporation changed its corporate name to Globe Life Inc. The New York Stock Exchange (NYSE) ticker was changed to "GL" on August 9, 2019. The name change is part of a brand alignment strategy which will enhance the Company's ability to build name recognition with potential customers and agent recruits through the use of a single brand. The underwriting companies owned by Globe Life Inc. (the Parent Company) will continue to exist as legal entities, but over a period of time will go to market under the Globe Life name to leverage branding initiatives implemented at Globe Life And Accident Insurance Company in recent years.

"Globe Life" and the "Company" refer to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and its subsidiaries and affiliates. Its primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company (American Income), Liberty National Life Insurance Company (Liberty National), Family Heritage Life Insurance Company of America (Family Heritage), and United American Insurance Company (United American).

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into four reportable segments: life insurance, supplemental health insurance, annuities, and investments.

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life Inc. have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2019, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2019 and 2018. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on March 1, 2019.

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

ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard was issued to shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium to be amortized to the earliest call date.	This standard became effective for the Company beginning January 1, 2019.	This adoption did not have a material impact on the condensed consolidated financial statements.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective date	Effect on the consolidated financial statements
ASU No. 2016-13/2018-19/2019-04/2019-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with clarification guidance issued in November 2018, along with April and May 2019.

This standard ("CECL") provides financial statement users with more decision-useful information about the expected credit losses on financial instruments, such as assets recorded at amortized cost, as well as to change the loss impairment methodology for available-for-sale fixed maturities by use of an allowance rather than a direct write-down.

This standard will become effective on January 1, 2020 with a modified retrospective transition and an opening balance sheet adjustment to retained earnings on January 1, 2020. The applicable section of the standard related to debt securities requires a prospective transition.

The Company's available-for-sale fixed maturities and other financing receivables will be the relevant financial assets within the scope of the standard. Based on current analysis, the adoption of the guidance is not expected to have a material impact on the consolidated financial statements.

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

This standard is effective beginning January 1, 2021. In July 2019, the FASB tentatively approved a proposal to defer the adoption date by one year to January 1, 2022. While final approval was received in the third quarter, the corresponding ASU has not yet been issued. Early adoption of the amendments is permitted.

An entity may select to either adopt a modified retrospective transition or a full retrospective transition. Each adoption allows for an opening balance sheet adjustment through AOCI.

The Company is currently in the process of evaluating the impact this standard will have on the consolidated financial statements and disclosures, specifically assessing key accounting policies, assumption and data inputs, controls, as well as enhanced system solutions.

Due to the overall nature of the standard, the impact on the consolidated financial statements is expected to be significant. At this time, the Company does not have an estimate of the impact. The Company does not anticipate to early adopt this ASU.

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

                                              GL Q3 2019 FORM 10-Q

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
ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

The standard was issued to now allow the capitalization of implementation costs incurred in a hosting arrangement that is a service contract with similar treatment of developed or obtained internal-use software.
		The standard is effective beginning January 1, 2020, and the Company plans to apply the standards on a prospective basis. Early adoption of the amendments is also permitted.	The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

                                              GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2018	$746,514	$(6,579)	$10,365	$(146,801)	$603,499
Other comprehensive income (loss) before reclassifications, net of tax	(129,296)	930	(132)	—	(128,498)
Reclassifications, net of tax	(362)	—	—	2,985	2,623
Other comprehensive income (loss)	(129,658)	930	(132)	2,985	(125,875)
Balance at September 30, 2018	$616,856	$(5,649)	$10,233	$(143,816)	$477,624

	Three Months Ended September 30, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2019	$1,552,108	$(6,556)	$8,906	$(115,208)	$1,439,250
Other comprehensive income (loss) before reclassifications, net of tax	513,812	318	(3,224)	—	510,906
Reclassifications, net of tax	(8,706)	—	—	1,674	(7,032)
Other comprehensive income (loss)	505,106	318	(3,224)	1,674	503,874
Balance at September 30, 2019	$2,057,214	$(6,238)	$5,682	$(113,534)	$1,943,124

	Nine Months Ended September 30, 2018
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2018	$1,569,289	$(8,547)	$16,302	$(152,770)	$1,424,274
Other comprehensive income (loss) before reclassifications, net of tax	(944,758)	2,898	(6,069)	—	(947,929)
Reclassifications, net of tax	(7,675)	—	—	8,954	1,279
Other comprehensive income (loss)	(952,433)	2,898	(6,069)	8,954	(946,650)
Balance at September 30, 2018	$616,856	$(5,649)	$10,233	$(143,816)	$477,624

	Nine Months Ended September 30, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2019	$435,698	$(4,163)	$6,495	$(118,555)	$319,475
Other comprehensive income (loss) before reclassifications, net of tax	1,632,819	(2,075)	(813)	—	1,629,931
Reclassifications, net of tax	(11,303)	—	—	5,021	(6,282)
Other comprehensive income (loss)	1,621,516	(2,075)	(813)	5,021	1,623,649
Balance at September 30, 2019	$2,057,214	$(6,238)	$5,682	$(113,534)	$1,943,124

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statement of Operations
Component Line Item	2019	2018	2019	2018
Unrealized investment gains (losses) on available for sale assets:
Realized (gains) losses	$(12,430)	$(1,510)	$(18,337)	$(12,327)	Realized investment gains (losses)
Amortization of (discount) premium	1,410	1,052	4,030	2,612	Net investment income
Total before tax	(11,020)	(458)	(14,307)	(9,715)
Tax	2,314	96	3,004	2,040	Income taxes
Total after-tax	(8,706)	(362)	(11,303)	(7,675)
Pension adjustments:
Amortization of prior service cost	158	119	474	357	Other operating expense
Amortization of actuarial (gain) loss	1,959	3,659	5,881	10,977	Other operating expense
Total before tax	2,117	3,778	6,355	11,334
Tax	(443)	(793)	(1,334)	(2,380)	Income taxes
Total after-tax	1,674	2,985	5,021	8,954
Total reclassification (after-tax)	$(7,032)	$2,623	$(6,282)	$1,279

                                              GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by cost or amortized cost and estimated fair value at September 30, 2019 and December 31, 2018 are as follows. Redeemable preferred stock is included within the corporates by sector.

	At September 30, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$393,186	$55,730	$(291)	$448,625	2
States, municipalities, and political subdivisions	1,459,986	174,070	(242)	1,633,814	9
Foreign governments	24,428	2,442	(98)	26,772	—
Corporates, by sector:
Financial	4,031,919	721,475	(27,772)	4,725,622	25
Utilities	1,939,618	454,518	(1,640)	2,392,496	13
Energy	1,658,861	269,339	(35,836)	1,892,364	10
Other corporate sectors	6,500,351	970,984	(21,765)	7,449,570	40
Total corporates	14,130,749	2,416,316	(87,013)	16,460,052	88
Collateralized debt obligations	56,815	28,275	(6,929)	78,161	—
Other asset-backed securities	144,559	5,967	(276)	150,250	1
Total fixed maturities	$16,209,723	$2,682,800	$(94,849)	$18,797,674	100

(1)	Amount reported in the balance sheet.

(2)	At fair value.

	At December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,351	$5,104	$(2,787)	$392,668	2
States, municipalities, and political subdivisions	1,354,810	83,600	(1,750)	1,436,660	9
Foreign governments	19,006	1,810	—	20,816	—
Corporates, by sector:
Financial	3,759,768	262,875	(87,515)	3,935,128	24
Utilities	1,989,506	217,846	(24,399)	2,182,953	13
Energy	1,652,700	93,880	(62,371)	1,684,209	10
Other corporate sectors	6,382,707	283,524	(242,509)	6,423,722	40
Total corporates	13,784,681	858,125	(416,794)	14,226,012	87
Collateralized debt obligations	57,769	22,014	(6,414)	73,369	1
Other asset-backed securities	146,854	2,187	(634)	148,407	1
Total fixed maturities	$15,753,471	$972,840	$(428,379)	$16,297,932	100

(1)	Amount reported in the balance sheet.

(2)	At fair value.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2019 is shown below on an amortized cost basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At September 30, 2019
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$100,626	$102,237
Due after one year through five years	643,842	691,898
Due after five years through ten years	1,670,278	1,924,341
Due after ten years through twenty years	5,246,650	6,314,401
Due after twenty years	8,346,465	9,535,865
Mortgage-backed and asset-backed securities	201,862	228,932
	$16,209,723	$18,797,674

Analysis of investment operations: Net investment income for the three and nine month periods ended September 30, 2019 and 2018 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed maturities available for sale	$216,154	$210,929	$647,784	$629,242
Policy loans	10,959	10,490	32,416	30,889
Other long-term investments	5,105	3,682	12,484	8,656
Short-term investments	514	489	2,096	1,313
	232,732	225,590	694,780	670,100
Less investment expense	(3,827)	(3,963)	(11,777)	(11,821)
Net investment income	$228,905	$221,627	$683,003	$658,279

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed maturities available for sale:
Proceeds from sales(1)	$27,154	$12,162	$62,151	$12,162
Gross realized gains	1,031	66	1,077	66
Gross realized losses	(604)	—	(3,631)	—

(1)	There were no unsettled sales in the periods ended September 30, 2019 and 2018.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

An analysis of realized gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$12,430	$1,510	$18,337	$12,327
Fair value option—change in fair value	(487)	(456)	197	2,405
Other investments	—	(22)	(108)	64
Realized gains (losses) from investments	11,943	1,032	18,426	14,796
Applicable tax	(2,508)	(217)	(3,869)	(3,107)
Realized gains (losses), net of tax	$9,435	$815	$14,557	$11,689

(1)
During the three months ended September 30, 2019, the Company recorded $43.7 million of exchanges of fixed maturities (noncash transactions) that resulted in $11.8 million in realized gains (losses). During the same period of 2018, there were no exchanges. During the nine months ended September 30, 2019 and 2018, the Company recorded $161.0 million and $128.9 million of exchanges of fixed maturities (noncash transactions) that resulted in $20.1 million and $10.4 million, respectively in realized gains.

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at September 30, 2019 and December 31, 2018:

	Fair Value Measurement at September 30, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$448,625	$—	$448,625
States, municipalities, and political subdivisions	—	1,633,814	—	1,633,814
Foreign governments	—	26,772	—	26,772
Corporates, by sector:
Financial	—	4,680,315	45,307	4,725,622
Utilities	—	2,234,140	158,356	2,392,496
Energy	—	1,850,580	41,784	1,892,364
Other corporate sectors	25	7,117,250	332,295	7,449,570
Total corporates	25	15,882,285	577,742	16,460,052
Collateralized debt obligations	—	—	78,161	78,161
Other asset-backed securities	—	136,568	13,682	150,250
Total fixed maturities	$25	$18,128,064	$669,585	$18,797,674
Percentage of total	—%	96%	4%	100%

        GL Q3 2019 FORM 10-Q

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

The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2019	$12,982	$73,369	$553,471	$639,822
Total gains or losses:
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	1,043	5,745	34,971	41,759
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	3,459	10	3,469
Other(2)	(343)	(4,412)	(10,710)	(15,465)
Transfers into (out of) Level 3(3)	—	—	—	—
Balance at September 30, 2019	$13,682	$78,161	$577,742	$669,585
Percent of total fixed maturities	—%	1%	3%	4%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates(1)	Total
Balance at January 1, 2018	$14,049	$71,581	$582,810	$668,440
Total gains or losses:
Included in realized gains / losses	—	—	698	698
Included in other comprehensive income	(950)	8,691	(21,854)	(14,113)
Acquisitions	—	—	27,453	27,453
Sales	—	—	—	—
Amortization	—	3,572	13	3,585
Other(2)	(315)	(4,928)	(37,619)	(42,862)
Transfers into (out of) Level 3(3)	—	—	4,533	4,533
Balance at September 30, 2018	$12,784	$78,916	$556,034	$647,734
Percent of total fixed maturities	—%	1%	3%	4%

(1)	Includes redeemable preferred stocks.

(2)	Includes capitalized interest, foreign exchange adjustments, and principal repayments.

(3)
Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

The following table presents transfers in and out of each of the valuation levels of fair values:

	Nine Months Ended September 30,
	2019			2018
	In	Out	Net	In	Out	Net
Level 1	$14,597	$—	$14,597	$—	$—	$—
Level 2	—	(14,597)	(14,597)	—	(4,533)	(4,533)
Level 3	—	—	—	4,533	—	4,533

Other investment information: Other long-term investments consist of the following:

	September 30, 2019	December 31, 2018
Investment in limited partnerships(1)	$184,466	$108,241
Commercial mortgage loan participations(2)	127,953	96,266
Other	3,116	2,751
Total	$315,535	$207,258

(1)	See the following section for more information regarding the fair value method used to account for these investments.

(2)
Globe Life invests in a portfolio of commercial mortgage loan participations. As of September 30, 2019 and December 31, 2018, the Company evaluated the portfolio on a loan-by-loan basis to determine any allowance for loan loss. Factors considered include, but are not limited to, collateral value, loan-to-value ratio, debt service coverage ratio, local market conditions, credit quality of the borrower and tenants, and loan performance. There were no material changes to these factors during the period. As of September 30, 2019 and December 31, 2018, there were no allowances for loan loss.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Fair Value Option: The following table represents the fair value of certain limited partnership investments elected for the fair value option method measured on a recurring basis at September 30, 2019, and the changes in fair value for the nine months ended September 30, 2019. All changes in fair value are recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations. Distributions received on a periodic basis are recorded in Net Investment Income.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fair Value Measurements at:
September 30, 2019	$—	$184,466	$—	$184,466
December 31, 2018	—	108,241	—	108,241

	Changes in Fair Values for the Period for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains and Losses Recognized During the Period	Less Net Gains and Losses Recognized due to Sales	Total Changes in Fair Values Included in Current-Period Earnings
Nine Months Ended September 30,
2019	$197	$—	$197
2018	2,405	—	2,405

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

For the nine months ended September 30, 2019 and 2018, the Company concluded that there were no other-than-temporary impairments.

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIP numbers) held:
As of September 30, 2019	46	59	105
As of December 31, 2018	495	234	729

Globe Life's entire fixed maturity portfolio consisted of 1,585 issues at September 30, 2019 and 1,548 issues at December 31, 2018. The weighted-average quality rating of all unrealized loss positions at amortized cost as of September 30, 2019 was BB+ compared with BBB+ as of December 31, 2018. The drop in quality rating is attributed to the overall decreasing interest rate that has caused certain securities to move from an unrealized loss position to an unrealized gain position.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at September 30, 2019 and December 31, 2018, respectively. Globe Life considers these investments to be only temporarily impaired.

Analysis of Gross Unrealized Investment Losses

	At September 30, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$1,158	$(1)	$21,089	$(290)	$22,247	$(291)
States, municipalities and political subdivisions	19,654	(242)	—	—	19,654	(242)
Foreign governments	6,400	(98)	—	—	6,400	(98)
Corporates, by sector:
Financial	157,535	(2,335)	6,763	(1,737)	164,298	(4,072)
Utilities	3,706	(8)	—	—	3,706	(8)
Energy	71,563	(2,439)	29,469	(5,975)	101,032	(8,414)
Other corporate sectors	125,509	(1,711)	99,645	(4,376)	225,154	(6,087)
Total corporates	358,313	(6,493)	135,877	(12,088)	494,190	(18,581)
Other asset-backed securities	—	—	—	—	—	—
Total investment grade securities	385,525	(6,834)	156,966	(12,378)	542,491	(19,212)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	—	—	109,052	(23,700)	109,052	(23,700)
Utilities	7,651	(14)	14,631	(1,618)	22,282	(1,632)
Energy	6,328	(582)	38,839	(26,840)	45,167	(27,422)
Other corporate sectors	—	—	63,797	(15,678)	63,797	(15,678)
Total corporates	13,979	(596)	226,319	(67,836)	240,298	(68,432)
Collateralized debt obligations	—	—	13,070	(6,929)	13,070	(6,929)
Other asset-backed securities	—	—	14,049	(276)	14,049	(276)
Total below investment grade securities	13,979	(596)	253,438	(75,041)	267,417	(75,637)
Total fixed maturities	$399,504	$(7,430)	$410,404	$(87,419)	$809,908	$(94,849)

        GL Q3 2019 FORM 10-Q

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

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life Inc. insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement expires in 2021. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. On April 2, 2019, the letters of credit were amended to reduce the current amount outstanding from $155 million to $150 million. As of September 30, 2019, the outstanding balance remained unchanged.

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

On September 12, 2018, putative class action litigation was filed against American Income in California’s Contra Costa County Superior Court (Joh v. American Income Life Insurance Company, Case No. C18-01863) (Joh Action). An amended complaint was filed on October 18, 2018. American Income removed the case to the United States District Court for the Northern District of California (Case No. 3:18-cv-06364-TSH). A second amended complaint was filed on May 20, 2019. The plaintiffs, former insurance sales agents of American Income, are suing on behalf of all current and former trainees and sales agents who sold insurance for American Income in the State of California for the four years prior to the filing of the complaint. The second amended complaint alleges that such individuals are employees and asserts claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay wages/commissions, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, misclassification and unfair business practices.

On October 18, 2018, putative class action litigation was filed against Torchmark Corporation and American Income in California’s Los Angeles County Superior Court (Golz v. American Income Life Insurance Company, et al., Case No. 18STCV01354) (Golz Action). American Income removed the case to the United States District Court for the Central District of California (Case No. 2:18-cv-09879 R (SSx)). An amended complaint was filed on February 5, 2019. On February 6, 2019, Torchmark Corporation was dismissed without prejudice and the case proceeded with respect to American Income. On April 2, 2019, the District Court granted American Income’s motion to dismiss four of the five causes of action asserted. The amended complaint’s remaining claim alleges that plaintiff, as an American Income insurance agent trainee in California, was an employee who should have been compensated accordingly. The plaintiff seeks to represent a class of individuals in California who trained to contract as American Income agents and who subsequently worked as contracted agents. The class period is alleged to begin four years prior to the complaint’s filing. The complaint seeks restitution under the California Business and Professions Code for alleged unfair business practices such as failure to pay minimum wage and overtime, failure to provide meal and rest breaks, and failure to reimburse business expenses.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

On December 14, 2018, putative class action litigation was filed against American Income in United States District Court for the Northern District of California (Hamilton v. American Income Life Insurance Company, Case No. 4:18-cv-7535-KAW) (Hamilton Action). An amended complaint was filed on January 23, 2019. The plaintiffs, former insurance sales agents of American Income, are suing on behalf of all current and former sales agents who sold insurance for American Income in the State of California for the last four years prior to the filing of the complaint. The lawsuit alleges that putative class members are employees and asserts claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay minimum wage and overtime, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, misclassification and unfair business practices.

On January 16, 2019, putative class action litigation was filed against American Income in Orange County, California Superior Court (Putros v. American Income Life Insurance Company, Case No. 30-2019-01044772-CU-OE-CXC) (Putros Action). An amended complaint was filed on January 22, 2019. The plaintiff, a former insurance sales agent of American Income, is suing on behalf of all current and former sales agents who sold insurance for American Income in the State of California for the year prior to the filing of the complaint. The lawsuit alleges that putative class members are employees and asserts claims under the California Private Attorney General Act. The complaint seeks penalties for failure to pay minimum wage, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, and misclassification.

With respect to the four related cases above, on August 1, 2019, Plaintiffs in the Joh/Hamilton Actions jointly moved for preliminary approval of a settlement of all class and representative claims—which broadly covers “all individuals who trained to become and/or worked as sales agents in California for Defendant during the last four years prior to the filing of the original Complaint in Joh and whose training and/or work began before the date of preliminary approval of this Settlement”—and explained that “The proposed settlement reached here will resolve all claims in Joh and Hamilton, and, in doing so, encompasses all claims asserted in the Putros and Golz actions as well.” On August 16, 2019, the Northern District of California granted the Motion for Preliminary Approval of Class Action Settlement and scheduled a hearing for final approval of the settlement for January 9, 2020.

With respect to the aforementioned litigation, at this time, management believes that the possibility of a material judgment adverse to the Company is remote.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$154,528	$146,865
Incurred related to:
Current year	454,186	411,662
Prior year	(851)	(3,795)
Total incurred	453,335	407,867
Paid related to:
Current year	326,553	293,800
Prior year	123,803	113,109
Total paid	450,356	406,909
Balance at end of period	$157,507	$147,823

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	September 30, 2019	December 31, 2018
Policy claims and other benefits payable:
Life insurance	$194,222	$196,298
Health insurance	157,507	154,528
Total	$351,729	$350,826

                                              GL Q3 2019 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's defined benefit pension plans at September 30, 2019 and December 31, 2018.
Pension Assets by Component at September 30, 2019

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$51,045	$—	$51,045	11
Utilities	—	43,401	—	43,401	10
Energy	—	21,919	—	21,919	5
Other corporates	—	92,421	—	92,421	20
Total corporate bonds	—	208,786	—	208,786	46
Exchange traded fund(1)	189,103	—	—	189,103	41
Other bonds	—	258	—	258	—
Other long-term investments	—	11,959	—	11,959	3
Guaranteed annuity contract(2)	—	28,360	—	28,360	6
Short-term investments	10,107	—	—	10,107	2
Other	7,162	—	—	7,162	2
Total pension assets	$206,372	$249,363	$—	$455,735	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)
Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Pension Assets by Component at December 31, 2018

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$44,236	$—	$44,236	11
Utilities	—	39,443	—	39,443	10
Energy	—	19,744	—	19,744	5
Other corporates	—	83,202	—	83,202	22
Total corporate bonds	—	186,625	—	186,625	48
Exchange traded fund(1)	157,717	—	—	157,717	40
Other bonds	—	245	—	245	—
Other long-term investments	—	8,475	—	8,475	2
Guaranteed annuity contract(2)	—	26,505	—	26,505	7
Short-term investments	9,289	—	—	9,289	2
Other	3,816	—	—	3,816	1
Total pension assets	$170,822	$221,850	$—	$392,672	100

(1)	A fund including marketable securities that mirror the S&P 500 index.

(2)	Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income, to fund the obligations of the American Income Pension Plan.

SERP: The following table includes information regarding the SERP at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Premiums paid for insurance coverage	$2,394	$2,997

Total investments:
Company owned life insurance	$47,406	$44,285
Exchange traded funds	62,944	52,659
	$110,350	$96,944

Pension and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Funded defined benefit pension	$534,798	$481,792
SERP	75,531	74,407
Pension benefit obligation	$610,329	$556,199

                                              GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and nine months ended September 30, 2019 and 2018.

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$4,982	$5,277	$14,947	$15,831
Interest cost	5,964	5,496	17,892	16,482
Expected return on assets	(6,966)	(6,363)	(20,898)	(19,089)
Amortization:
Prior service cost	158	119	474	357
Actuarial (gain) loss	1,894	3,636	5,684	10,908
Net periodic benefit cost	$6,032	$8,165	$18,099	$24,489

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	108,813,355	112,587,623	109,582,748	113,366,465
Weighted average dilutive options outstanding	2,100,378	2,386,831	2,009,262	2,418,281
Diluted weighted average shares outstanding	110,913,733	114,974,454	111,592,010	115,784,746

Antidilutive shares	—	1,375,186	1,359,186	1,097,439

Antidilutive shares are excluded from the calculation of diluted earnings per share.

Note 9—Business Segments

Globe Life is organized into four segments: life insurance, supplemental health insurance, annuities, and investments. In addition, other expenses not included in these segments are reported in "Corporate & Other."

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

                                              GL Q3 2019 FORM 10-Q

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

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items:

	Three Months Ended September 30, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments	Consolidated
Revenue:
Premium	$630,824	$269,166	$3	$—	$—	$—	$899,993
Net investment income	—	—	—	228,905	—	—	228,905
Other income	—	—	—	—	438	—	438
Total revenue	630,824	269,166	3	228,905	438	—	1,129,336
Expenses:
Policy benefits	406,963	170,875	7,854	—	—	—	585,692
Required interest on reserves	(167,719)	(21,955)	(10,832)	200,506	—	—	—
Required interest on DAC	50,948	6,395	125	(57,468)	—	—	—
Amortization of acquisition costs	108,798	29,151	500	—	—	—	138,449
Commissions, premium taxes, and non-deferred acquisition costs	50,375	23,759	5	—	—	—	74,139
Insurance administrative expense(1)	—	—	—	—	60,570	—	60,570
Parent expense	—	—	—	—	2,472	—	2,472
Stock-based compensation expense	—	—	—	—	11,533	—	11,533
Interest expense	—	—	—	21,094	—	—	21,094
Total expenses	449,365	208,225	(2,348)	164,132	74,575	—	893,949
Subtotal	181,459	60,941	2,351	64,773	(74,137)	—	235,387
Non-operating items	—	—	—	—	—	—	—
Measure of segment profitability (pretax)	$181,459	$60,941	$2,351	$64,773	$(74,137)	$—	235,387

Realized gain (loss)—investments							11,943
Income before income taxes per Condensed Consolidated Statements of Operations							$247,330

(1)	Administrative expense is not allocated to insurance segments.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$605,547	$255,201	$2	$—	$—	$—		$860,750
Net investment income	—	—	—	221,627	—	—		221,627
Other income	—	—	—	—	416	(23)	(2)	393
Total revenue	605,547	255,201	2	221,627	416	(23)		1,082,770
Expenses:
Policy benefits	396,701	162,574	8,581	—	—	—		567,856
Required interest on reserves	(160,058)	(20,965)	(11,831)	192,854	—	—		—
Required interest on DAC	48,907	6,136	145	(55,188)	—	—		—
Amortization of acquisition costs	103,792	25,162	538	—	—	—		129,492
Commissions, premium taxes, and non-deferred acquisition costs	47,609	22,041	5	—	—	(23)	(2)	69,632
Insurance administrative expense(1)	—	—	—	—	55,812	3,590	(3)	59,402
Parent expense	—	—	—	—	2,667	1,578	(4)	4,245
Stock-based compensation expense	—	—	—	—	10,412	—		10,412
Interest expense	—	—	—	22,433	—	—		22,433
Total expenses	436,951	194,948	(2,562)	160,099	68,891	5,145		863,472
Subtotal	168,596	60,253	2,564	61,528	(68,475)	(5,168)		219,298
Non-operating items	—	—	—	—	—	5,168	(3,4)	5,168
Measure of segment profitability (pretax)	$168,596	$60,253	$2,564	$61,528	$(68,475)	$—		224,466

Realized gain (loss)—investments								1,032
Administrative settlements								(3,590)
Non-operating fees								(1,578)
Income before income taxes per Condensed Consolidated Statements of Operations								$220,330

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)
In 2018, the Company recorded $3.6 million in administrative settlements related to state regulatory examinations. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations.

(4)	Non-operating fees.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,886,314	$802,132	$4	$—	$—	$—		$2,688,450
Net investment income	—	—	—	683,003	—	—		683,003
Other income	—	—	—	—	1,077	—		1,077
Total revenue	1,886,314	802,132	4	683,003	1,077	—		3,372,530
Expenses:
Policy benefits	1,227,616	511,403	23,792	—	—	—		1,762,811
Required interest on reserves	(496,894)	(65,131)	(32,840)	594,865	—	—		—
Required interest on DAC	151,270	19,019	383	(170,672)	—	—		—
Amortization of acquisition costs	327,407	83,508	1,521	—	—	—		412,436
Commissions, premium taxes, and non-deferred acquisition costs	150,567	70,719	16	—	—	—		221,302
Insurance administrative expense(1)	—	—	—	—	179,177	5,900	(2,3)	185,077
Parent expense	—	—	—	—	7,987	—		7,987
Stock-based compensation expense	—	—	—	—	33,348	—		33,348
Interest expense	—	—	—	63,804	—	—		63,804
Total expenses	1,359,966	619,518	(7,128)	487,997	220,512	5,900		2,686,765
Subtotal	526,348	182,614	7,132	195,006	(219,435)	(5,900)		685,765
Non-operating items	—	—	—	—	—	5,900	(2,3)	5,900
Measure of segment profitability (pretax)	$526,348	$182,614	$7,132	$195,006	$(219,435)	$—		691,665

Realized gain (loss)—investments								18,426
Administrative settlements								(400)
Legal proceedings								(5,500)
Income before income taxes per Condensed Consolidated Statements of Operations								$704,191

(1)	Administrative expense is not allocated to insurance segments.

(2)	During the first quarter of 2019, Globe Life recorded $400 thousand in administrative settlements related to state regulatory examinations.

(3)	Legal proceedings—See Note 5 for further discussion.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,806,384	$758,439	$12	$—	$—	$—		$2,564,835
Net investment income	—	—	—	658,279	—	—		658,279
Other income	—	—	—	—	1,180	(76)	(2)	1,104
Total revenue	1,806,384	758,439	12	658,279	1,180	(76)		3,224,218
Expenses:
Policy benefits	1,196,616	483,654	25,852	—	—	—		1,706,122
Required interest on reserves	(474,373)	(62,095)	(35,733)	572,201	—	—		—
Required interest on DAC	145,126	18,228	448	(163,802)	—	—		—
Amortization of acquisition costs	312,168	74,311	1,710	—	—	—		388,189
Commissions, premium taxes, and non-deferred acquisition costs	142,253	66,502	19	—	—	(76)	(2)	208,698
Insurance administrative expense(1)	—	—	—	—	166,560	3,590	(3)	170,150
Parent expense	—	—	—	—	7,806	1,578	(4)	9,384
Stock-based compensation expense	—	—	—	—	29,969	—		29,969
Interest expense	—	—	—	66,466	—	—		66,466
Total expenses	1,321,790	580,600	(7,704)	474,865	204,335	5,092		2,578,978
Subtotal	484,594	177,839	7,716	183,414	(203,155)	(5,168)		645,240
Non-operating items	—	—	—	—	—	5,168	(3,4)	5,168
Measure of segment profitability (pretax)	$484,594	$177,839	$7,716	$183,414	$(203,155)	$—		650,408

Realized gain (loss)—investments								14,796
Administrative settlements								(3,590)
Non-operating fees								(1,578)
Income before income taxes per Condensed Consolidated Statements of Operations								$660,036

(1)	Administrative expense is not allocated to insurance segments.

(2)	Elimination of intersegment commission.

(3)
In 2018, the Company recorded $3.6 million in administrative settlements related to state regulatory examinations. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations.

(4)	Non-operating fees.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life Inc.'s Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Effective August 8, 2019, Torchmark Corporation changed its corporate name to Globe Life Inc. The NYSE ticker was changed to "GL" on August 9, 2019. The name change is part of a brand alignment strategy which will enhance the Company's ability to build name recognition with potential customers and agent recruits through the use of a single brand. The underwriting companies owned by Globe Life Inc. (the Parent Company) will continue to exist as legal entities, but over a period of time will go to market under the Globe Life name to leverage branding initiatives implemented at Globe Life And Accident Insurance Company in recent years.

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

Net investment income Less: Required interest on net policy liabilities Financing costs

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Current Highlights, comparing first nine months of 2019 with first nine months of 2018.

•	Net income as a return on equity (ROE) was 12.0% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 14.7%.

•
Total premium increased 5% over the same period in the prior year. Life premium increased 4% for the period from $1.81 billion in 2018 to $1.89 billion in 2019. Life underwriting margin increased 9% from $485 million in 2018 to $526 million in 2019.

•	Net investment income increased 4% over the same period in the prior year. In addition, excess investment income increased 6% over the prior year.

•	Total net sales increased 5% over the same period in the prior year from $428 million to $451 million.

•
Book value per share increased 36% over the same period in the prior year from $48.35 to $65.96. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 10% over the prior year from $43.10 to $47.58.

•	Through September 30, 2019, the Company repurchased 3.0 million shares at a total cost of $257 million for an average share price of $85.70.

The following represents net income and net operating income for the nine months ended September 30, 2019 and 2018.

NET INCOME
(Dollar amounts in thousands)
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$536,749
2018
$573,729
2019

NET OPERATING INCOME(1)
(Dollar amounts in thousands)
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$529,952
2018
$564,009
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

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $2.0 billion and $602 million for 2019 and 2018, respectively.
Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $18.38 and $5.25 for 2019 and 2018, respectively.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income increased 7% to $574 million during the nine months ended September 30, 2019, compared with $537 million in the same period in 2018. This increase was primarily related to favorable underwriting income. Included in net income were after-tax realized gains of $15 million in 2019, compared with realized after-tax gains of $12 million for the same period in 2018. On a diluted per common share basis, net income per common share for the nine months ended September 30, 2019 increased 11% from $4.64 to $5.14. The percentage growth in net income per share continues to exceed the growth in dollar amounts due to our share repurchase program. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income increased 6% to $564 million for the nine months ended September 30, 2019, compared with $530 million for the same period in 2018. On a diluted per common share basis, net operating income per common share for the nine months ended September 30, 2019 increased 10% from $4.58 to $5.05.

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018	Change	%
Life insurance underwriting margin	$526,348	$484,594	$41,754	9
Health insurance underwriting margin	182,614	177,839	4,775	3
Annuity underwriting margin	7,132	7,716	(584)	(8)
Excess investment income	195,006	183,414	11,592	6
Other insurance:
Other income	1,077	1,180	(103)	(9)
Administrative expense	(179,177)	(166,560)	(12,617)	8
Corporate and other	(41,335)	(37,775)	(3,560)	9
Pre-tax total	691,665	650,408	41,257	6
Applicable taxes	(127,656)	(120,456)	(7,200)	6
Net operating income	564,009	529,952	34,057	6
Reconciling items, net of tax:
Realized gain (loss)—investments	14,557	11,689	2,868
Part D adjustments—discontinued operations	(92)	(55)	(37)
Administrative settlements	(400)	(3,590)	3,190
Non-operating fees	—	(1,247)	1,247
Legal proceedings	(4,345)	—	(4,345)
Net income	$573,729	$536,749	$36,980	7

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

In 2019, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Exclusive Agency. The following tables represent the breakdown of total underwriting margin by operating segment and distribution channel for the nine months ended September 30, 2019.

YTD 2019 TOTAL UNDERWRITING MARGIN
(By segment)
1%
25%
74%
Life
Health
Annuity

YTD 2019 TOTAL UNDERWRITING MARGIN
(By distribution channel)
8%
7%
8%
46%
13%
18%
American Income
Direct Response
Liberty National
Family Heritage
United American
Other

Total premium income rose 5% for the nine months ended September 30, 2019 to $2.7 billion. Total net sales increased 5% to $451 million, when compared with the same period in 2018. Total first-year collected premium was $365 million for the 2019 period, compared with $350 million for the 2018 period.

Life insurance premium income increased 4% to $1.9 billion over the prior year total of $1.8 billion. Life net sales rose 3% to $323 million for the first nine months of 2019. First-year collected life premium rose 2% to $247 million. Life underwriting margins, as a percent of premium, increased to 28% in 2019 from 27% in the prior year period, primarily due to lower policy obligations. Underwriting income increased to $526 million for the nine months ended September 30, 2019, 9% over the same period in 2018.

Health insurance premium income increased 6% to $802 million over the prior year total of $758 million. Health net sales rose 11% to $127 million for the first nine months of 2019. First-year collected health premium rose 9% to $118 million. Health underwriting margins, as a percent of premium, were 23% in both periods. Underwriting income increased to $183 million for the first nine months of 2019, 3% over the same period in 2018.

Excess investment income, the measure of profitability of our investment segment, increased 6% during the first nine months of 2019 to $195 million from $183 million in the same period in 2018. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 11% to $1.75 from $1.58 in the same period last year.

Insurance administrative expenses increased 7.6% in 2019 when compared with the prior year period. These expenses were 6.7% as a percentage of premium during the first nine months of 2019 compared with 6.5% a year earlier. The increase in administrative expenses was primarily due to an increase in investments in information technology.

        GL Q3 2019 FORM 10-Q

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

LIFE INSURANCE

Life insurance is the Company's predominant segment, with 2019 life premium representing 70% of total premium and life underwriting margin representing 74% of the total. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,886,314	100	$1,806,384	100	$79,930	4

Policy obligations	1,227,616	65	1,196,616	66	31,000	3
Required interest on reserves	(496,894)	(26)	(474,373)	(26)	(22,521)	5
Net policy obligations	730,722	39	722,243	40	8,479	1
Commissions, premium taxes, and non-deferred acquisition expenses	150,567	8	142,253	8	8,314	6
Amortization of acquisition costs	478,677	25	457,294	25	21,383	5
Total expense	1,359,966	72	1,321,790	73	38,176	3
Insurance underwriting margin	$526,348	28	$484,594	27	$41,754	9

                                              GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$863,250	46	$805,372	45	$57,878	7
Direct Response	646,530	34	628,525	35	18,005	3
Liberty National Exclusive Agency	214,007	11	209,224	11	4,783	2
Other Agencies	162,527	9	163,263	9	(736)	—
Total	$1,886,314	100	$1,806,384	100	$79,930	4

Annualized life premium in force was $2.6 billion at September 30, 2019, an increase of 4% over $2.5 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$178,291	55	$169,442	54	$8,849	5
Direct Response	96,420	30	96,978	31	(558)	(1)
Liberty National Exclusive Agency	39,100	12	36,189	12	2,911	8
Other Agencies	9,265	3	9,901	3	(636)	(6)
Total	$323,076	100	$312,510	100	$10,566	3

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
American Income Exclusive Agency	$145,445	59	$143,498	60	$1,947	1
Direct Response	62,667	25	62,889	26	(222)	—
Liberty National Exclusive Agency	29,663	12	27,369	11	2,294	8
Other Agencies	8,818	4	7,424	3	1,394	19
Total	$246,593	100	$241,180	100	$5,413	2

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

While American Income Exclusive Agency has historically marketed primarily to members of labor unions, this agency has diversified over the years by focusing heavily on other affinity groups, third-party internet vendor leads, and referrals which have driven growth despite declines in North American union membership. This agency is Globe Life's largest contributor to life premium at 46% of the Company's 2019 year-to-date total. This agency produced premium income during the nine months ended September 30, 2019 of $863 million, an increase of 7% over the comparable prior year period of $805 million. First-year collected premium was $145 million, an increase of 1%. The underwriting margin, as a percent of premium, was 34%, up from 33% in the nine months ended September 30, 2018. The increase was primarily attributable to favorable policy obligations compared with the prior year period. Net sales increased 5% to $178 million in 2019 over the 2018 total of $169 million. Over the long term, sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. The American Income Exclusive Agency's average producing agent count increased 4% to 7,269 for the nine months ended September 30, 2019, compared with 6,983 for the same period in 2018. As is the case with all Globe Life's exclusive agencies, the average producing agent count is based on the actual count at the end of each week during the period.

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

Direct Response’s life premium income rose 3% to $647 million, representing 34% of Globe Life's total life premium for the nine months ended September 30, 2019. Net sales for this group declined 1% to $96 million, while first-year collected premium remained unchanged at $63 million. The underwriting margin, as a percent of premium, was 18%, up from 17% in the nine months ended September 30, 2018. This increase was attributable to favorable claims and amortization of deferred acquisition costs in the nine months ended September 30, 2019 compared with the same period in 2018.

The Liberty National Exclusive Agency markets individual life insurance to middle-income household and worksite customers. Life premium income for this agency was $214 million in the nine months ended September 30, 2019 compared with $209 million for the same period in 2018. Net sales for the Liberty National Exclusive Agency increased 8% to $39 million during the nine months ended September 30, 2019 compared with $36 million in the prior year. Recent investments in information technology as well as recent growth in middle management within the agency will help continue this growth. First-year collected premium increased 8% to $30 million from $27 million in the same period in 2018.

The underwriting margin as a percent of premium was 26%, up from 24% for the nine months ended September 30, 2018. The increase is primarily attributable to higher than normal policy obligations during the nine months ended September 30, 2018 compared with lower policy obligations during the same period in 2019.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The Liberty National Exclusive Agency's average producing agent count increased 6% to 2,289 for the nine months ended September 30, 2019 compared with 2,151 for the same period in 2018. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that were put in place several years ago and the addition of a CRM platform has helped the agents develop additional worksite marketing opportunities as well improve the productivity of the individual market.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $163 million of life premium income, or 9% of Globe Life's total premium income in the nine months ended September 30, 2019, and contributed 3% of net sales for the period.

HEALTH INSURANCE
Health insurance sold by the Company includes primarily Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.
Health premium accounted for 30% of our total premium in 2019, while the health underwriting margin accounted for 25% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, the Company has emphasized life insurance sales relative to health due to life’s superior profitability and its greater contribution to excess investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$802,132	100	$758,439	100	$43,693	6

Policy obligations	511,403	63	483,654	64	27,749	6
Required interest on reserves	(65,131)	(8)	(62,095)	(8)	(3,036)	5
Net policy obligations	446,272	55	421,559	56	24,713	6
Commissions, premium taxes, and non-deferred acquisition expenses	70,719	9	66,502	9	4,217	6
Amortization of acquisition costs	102,527	13	92,539	12	9,988	11
Total expense	619,518	77	580,600	77	38,918	7
Insurance underwriting margin	$182,614	23	$177,839	23	$4,775	3

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

We market supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$308,271	39	$283,735	37	$24,536	9
Family Heritage Exclusive Agency	218,469	27	202,915	27	15,554	8
Liberty National Exclusive Agency	142,887	18	144,598	19	(1,711)	(1)
American Income Exclusive Agency	73,861	9	69,751	9	4,110	6
Direct Response	58,644	7	57,440	8	1,204	2
Total	$802,132	100	$758,439	100	$43,693	6

Of total health premium ($802 million), premium from limited-benefit plans comprise $414 million, or 52%, for 2019 compared with $392 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining 48% or $388 million for 2019 compared with $367 million in the same period in the prior year.

Annualized health premium in force increased 6% to $1.1 billion at September 30, 2019 over the prior year total.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$47,276	37	$40,215	35	$7,061	18
Family Heritage Exclusive Agency	47,453	37	45,047	39	2,406	5
Liberty National Exclusive Agency	17,332	14	15,706	14	1,626	10
American Income Exclusive Agency	13,108	10	10,697	9	2,411	23
Direct Response	2,273	2	3,439	3	(1,166)	(34)
Total	$127,442	100	$115,104	100	$12,338	11

Of total net sales ($127 million), sales of limited-benefit plans comprise $78 million, or 61% of the total for 2019, compared with $72 million in the same period in the prior year. Medicare Supplement sales make up the remaining 39% or $49 million for 2019, compared with $43 million in the same period in the prior year.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
United American Independent Agency	$51,142	43	$45,017	41	$6,125	14
Family Heritage Exclusive Agency	37,123	31	35,196	32	1,927	5
Liberty National Exclusive Agency	14,692	13	13,330	12	1,362	10
American Income Exclusive Agency	12,467	11	11,352	11	1,115	10
Direct Response	2,839	2	3,862	4	(1,023)	(26)
Total	$118,263	100	$108,757	100	$9,506	9

First-year collected premium related to limited-benefit plans comprises $65 million, or 55% of total first-year collected premium, for 2019 compared with $60 million in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining 45% or $54 million for 2019 compared with $49 million in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Independent Agency consists of non-exclusive independent agencies who may also sell for other companies. The United American Independent Agency was Globe Life's largest health agency in terms of health premium income. For the period ended September 30, 2019, premium income was $308 million, representing 39% of the Company's total health premium. Net sales were $47 million, 37% of total health sales.
This agency is also Globe Life's largest producer of Medicare Supplement insurance. The United American Independent Agency represents 77% of all Medicare Supplement premium and 95% of Medicare Supplement net sales. For the period ended September 30, 2019, Medicare Supplement premium in this agency rose 9% to $300 million in 2019 over the prior period balance of $275 million. Medicare Supplement net sales increased 18% to $47 million in 2019 from the prior year period, primarily as a result of an increase in individual sales. First-year collected health premium rose 14% to $51 million. Underwriting margin as a percent of premium was 14%, down from 17% for the period ended September 30, 2018. This decrease was primarily due to higher policy obligations and amortization of deferred acquisition costs as a percentage of premium in the current period versus the year ago period.
The Family Heritage Exclusive Agency primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. The Family Heritage Exclusive Agency contributed $47 million in net sales as of September 30, 2019, compared with $45 million for the same period in 2018. Health premium income was $218 million in 2019, representing 27% of Globe Life's health premium, compared to $203 million, or 27%, of health premium in 2018. Underwriting margin as a percent of premium was 25%, up from 24% for the period ended September 30, 2018. The increase was primarily attributable to favorable policy obligations in the current period compared with the prior year. The average producing agent count was 1,073 for the period ended September 30, 2019 compared with 1,042 for the same period in 2018, an increase of 3%.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The Liberty National Exclusive Agency represented 18% of all Globe Life health premium income as of September 30, 2019. The Liberty National Exclusive Agency markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of this health business is now generated through worksite marketing. In 2019, health premium at Liberty National Exclusive Agency declined $2 million to $143 million from the prior year period. Liberty National Exclusive Agency's health premium decline is primarily attributable to the runoff of a block of discontinued Medicare Supplement policies previously sold by the agency. First-year collected premium increased 10% to $15 million in 2019 compared with $13 million in 2018, reflecting the steady increase in net sales of limited-benefit plans in the agency.
Other distribution. While some of the Company's other distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2019 and 17% in 2018. The American Income Exclusive Agency primarily markets accident plans. The Direct Response group markets primarily Medicare Supplements to employer or union-sponsored groups. Direct Response added $2 million of Medicare Supplement net sales as of September 30, 2019 and $3 million as of September 30, 2018

ANNUITIES

Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2019		2018		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$76,084	2.8	$74,844	2.9	$1,240	1.7
Other employee costs	26,164	1.0	27,169	1.1	(1,005)	(3.7)
Information technology costs	32,501	1.2	20,878	0.8	11,623	55.7
Legal costs	7,546	0.3	6,371	0.2	1,175	18.4
Other administrative costs	36,882	1.4	37,298	1.5	(416)	(1.1)
Total insurance administrative expenses	179,177	6.7	166,560	6.5	12,617	7.6

Parent company expense	7,987		7,806		181
Stock compensation expense	33,348		29,969		3,379
Administrative settlements	400		3,590		(3,190)
Legal proceedings	5,500		—		5,500
Non-operating fees	—		1,578		(1,578)
Total operating expenses, per Condensed Consolidated Statements of Operations	$226,412		$209,503		$16,909	8.1

The 7.6% increase in insurance administrative expenses was primarily due to an increase in information technology expenses. The increase in information technology costs reflects investments related to data analytics capabilities, administrative systems modernization, and information security programs. The increase in stock-based compensation expense was primarily due to higher expense associated with equity awards, reflecting the Parent Company's increasing share price over the past several years.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Net investment income	$683,003	$658,279	$24,724	4
Interest on net insurance policy liabilities:
Interest on reserves	(594,865)	(572,201)	(22,664)	4
Interest on deferred acquisition costs	170,672	163,802	6,870	4
Net required interest	(424,193)	(408,399)	(15,794)	4
Financing costs	(63,804)	(66,466)	2,662	(4)
Excess investment income	$195,006	$183,414	$11,592	6

Excess investment income per diluted share	$1.75	$1.58	$0.17	11

Mean invested assets (at amortized cost)	$16,947,539	$16,101,519	$846,020	5
Average net insurance policy liabilities(1)	10,024,627	9,702,313	322,314	3
Average debt and preferred securities (at amortized cost)	1,659,108	1,648,035	11,073	1

(1)	Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income increased 6% compared with the year-ago period, while on a per diluted common share basis it increased 11% from the prior year-ago period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted common shares outstanding generally decreases from year to year as result of our share repurchase program.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Net investment income in 2019 was $683 million or 4% greater than the year ago period. Mean invested assets increased 5% during the first nine months of 2019 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.50% in the first nine months of 2019, compared with 5.57% a year earlier. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at rates less than the average portfolio yield rate and reinvested the proceeds from dispositions at yield rates less than what we earned on these bonds prior to disposition. As a result, growth in net investment income has been slower than the growth in mean invested assets. While the Company may see a higher turnover rate of fixed maturity assets of 4% to 6% in 2019 due to calls of highly-rated municipal securities, we expect that the average annual turnover of fixed maturity assets during the next five years will be between 1% and 2% of the portfolio and will not have a material negative impact on net investment income.

Should the current low interest rate environment continue, the Company's net investment income will be negatively impacted primarily due to the investment of new money at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 120 to 125 basis points before the net unrealized gains on our fixed maturity portfolio as of September 30, 2019 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.

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

Required interest on net insurance policy liabilities increased $16 million, or 4%, to $424 million, slightly greater than the 3% growth in average net interest-bearing insurance policy liabilities.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Financing costs for the investment segment primarily consist of interest on our various debt instruments and are deducted from excess investment income. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Interest on funded debt	$52,363	$54,631	$(2,268)	(4)
Interest on term loan	2,561	2,298	263	11
Interest on short-term debt	8,858	9,533	(675)	(7)
Other	22	4	18	450
Financing costs	$63,804	$66,466	$(2,662)	(4)

In 2019, financing costs decreased 4% primarily due to refinancing long-term debt with lower rates in late 2018. More information on our debt transactions is disclosed in the Financial Condition section of this report.

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

The Company elects to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized Investment Gains (Losses)" in the Condensed Consolidated Statements of Operations. The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2019		2018
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(2,017)	$(0.02)	$52	$—
Matured or other redemptions(1)	16,503	0.15	9,686	0.08
Fair value option—change in fair value	156	—	1,900	0.02
Other	(85)	—	51	—
Total realized gains (losses)	$14,557	$0.13	$11,689	$0.10

(1)
During the nine months ended September 30, 2019 and 2018, the Company recorded $161.0 million and $128.9 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $15.9 million and $8.3 million, respectively in realized gains, net of tax.

        GL Q3 2019 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cost of acquisitions:
Investment-grade corporate securities	$749,681	$566,250
Investment-grade municipal securities	352,221	171,572
Other investment-grade securities	10,373	8,708
Total fixed maturity acquisitions(1)	$1,112,275	$746,530

Effective annual yield (one year compounded)(2)	4.62%	4.82%
Average life (in years, to next call)	20.1	16.6
Average life (in years, to maturity)	28.6	22.9
Average rating	A	A-

(1)	Fixed maturity acquisitions included unsettled trades of $55 million in 2019 and $19 million in 2018.

(2)	Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. During 2019 and 2020, we anticipate calls of higher-rated municipal bonds and we plan to reinvest the proceeds from these calls in bonds with similar ratings.

We are not a party to any derivative contracts. We also do not participate in securities lending nor have any exposure to European sovereign debt at September 30, 2019.

In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority that they plan to phase out the floating rate, London Interbank Offered Rate (LIBOR), by the end of 2021. Uncertainty remains as to what will be the final replacement floating rate; however, the Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate (“SOFR”) which could potentially replace the U.S. dollar LIBOR. As of September 30, 2019, the Company had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress towards the establishment of a new floating rate.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Selected information concerning the fixed-maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	September 30, 2019	December 31, 2018	September 30, 2018
Average annual effective yield(1)	5.45%	5.55%	5.56%
Average life, in years, to:
Next call(2)	16.9	16.9	17.0
Maturity(2)	19.0	18.7	18.8
Effective duration to:
Next call(2,3)	10.8	10.0	10.2
Maturity(2,3)	11.7	10.8	10.9

(1)	Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

(2)	Globe Life calculates the average life and duration of the fixed maturity portfolio two ways:
(a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and
(b) based on the maturity date of all bonds, whether callable or not.

(3)	Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2019 and December 31, 2018.

Fixed Maturities by Sector
September 30, 2019
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value

Corporates:
Financial
Insurance - life, health, P&C	$57,875	$3,506	$(9,788)	$51,593	$2,054,024	$422,976	$(12,331)	$2,464,669	13	13
Banks	27,053	—	(1,204)	25,849	894,755	168,365	(1,236)	1,061,884	5	6
Other financial	97,571	531	(12,708)	85,394	1,083,140	130,134	(14,205)	1,199,069	7	6
Total financial	182,499	4,037	(23,700)	162,836	4,031,919	721,475	(27,772)	4,725,622	25	25
Utilities
Electric	47,298	977	(1,632)	46,643	1,420,268	368,943	(1,640)	1,787,571	9	10
Gas and water	—	—	—	—	519,350	85,575	—	604,925	3	3
Total utilities	47,298	977	(1,632)	46,643	1,939,618	454,518	(1,640)	2,392,496	12	13
Industrial - Energy
Pipelines	40,525	300	(2,225)	38,600	920,741	144,769	(9,066)	1,056,444	6	6
Exploration and production	28,083	1,920	(569)	29,434	553,761	96,077	(2,126)	647,712	3	3
Oil field services	—	—	—	—	49,823	10,304	—	60,127	—	—
Refiner	—	—	—	—	89,769	18,189	(16)	107,942	1	1
Driller	44,767	—	(24,628)	20,139	44,767	—	(24,628)	20,139	—	—
Total energy	113,375	2,220	(27,422)	88,173	1,658,861	269,339	(35,836)	1,892,364	10	10
Industrial - Basic materials
Chemicals	—	—	—	—	616,153	54,997	(814)	670,336	4	3
Metals and mining	10,571	1,394	—	11,965	398,552	85,837	(278)	484,111	2	3
Forestry products and paper	—	—	—	—	111,166	14,996	—	126,162	1	1
Total basic materials	10,571	1,394	—	11,965	1,125,871	155,830	(1,092)	1,280,609	7	7
Industrial - Consumer, non-cyclical	33,569	494	(7,615)	26,448	2,117,848	315,285	(9,653)	2,423,480	13	13
Other industrials	25,773	1,239	—	27,012	1,317,871	211,402	(345)	1,528,928	8	8
Industrial - Transportation	25,987	483	(138)	26,332	570,694	112,443	(238)	682,899	4	4
Other corporate sectors	113,075	5,851	(7,925)	111,001	1,368,067	176,024	(10,437)	1,533,654	8	8
Total corporates	552,147	16,695	(68,432)	500,410	14,130,749	2,416,316	(87,013)	16,460,052	87	88
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	1,877,112	232,208	(631)	2,108,689	12	11
Collateralized debt obligations	56,815	28,275	(6,929)	78,161	56,815	28,275	(6,929)	78,161	—	—
Other asset-backed securities	14,325	—	(276)	14,049	144,379	5,937	(276)	150,040	1	1
Mortgage-backed securities(1)	—	—	—	—	668	64	—	732	—	—
Total fixed maturities	$623,287	$44,970	$(75,637)	$592,620	$16,209,723	$2,682,800	$(94,849)	$18,797,674	100	100

(1)	Includes Government National Mortgage Association (GNMA).

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 87% of amortized cost and 88% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and agency mortgage-

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2019, the total fixed maturity portfolio consisted of 629 issuers.

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

At September 30, 2019, fixed maturities had a fair value of $18.8 billion, compared with $16.3 billion at December 31, 2018. The net unrealized gain position in the fixed-maturity portfolio increased from $544.5 million at December 31, 2018 to $2.6 billion at September 30, 2019 due to decreases in interest rates during the period.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

For more information about our fixed maturity portfolio by component at September 30, 2019 and December 31, 2018, including a discussion of other-than-temporary impairments, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at September 30, 2019 and December 31, 2018 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by the Company using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the chart below are private placement fixed maturity holdings of $589 million at amortized cost ($623 million at fair value) for which the ratings were assigned by the third party managers.

Fixed Maturities by Rating
At September 30, 2019
(Dollar amounts in thousands)

	Amortized Cost	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$764,904	5	$853,996	5
AA	1,210,036	7	1,367,402	7
A	4,550,168	28	5,594,351	30
BBB+	3,614,064	22	4,281,358	23
BBB	3,744,073	23	4,227,296	22
BBB-	1,703,191	11	1,880,651	10
Total investment grade	15,586,436	96	18,205,054	97	A-

Below investment grade:
BB	397,725	2	384,031	2
B	124,513	1	106,080	1
Below B	101,049	1	102,509	—
Total below investment grade	623,287	4	592,620	3	B+
	$16,209,723	100	$18,797,674	100

Weighted average composite quality rating					A-

        GL Q3 2019 FORM 10-Q

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

The overall quality rating of the portfolio has increased to A- from BBB+ since the prior year, the first time since 2016. The increase was aided by reduced exposure to below investment grade securities as well as acquisitions of fixed maturities rated A and above, primarily in municipal sector.

Fixed maturities rated BBB are 56% of the total portfolio as compared to 58% at the end of 2018. While this ratio is high relative to our peers, the Company has no exposure to higher risk assets such as derivatives or equities, and little exposure to commercial mortgages and asset backed securities. We consider that BBB securities provide the best risk adjusted capital adjusted returns, largely due to our unique ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$666,061	$702,256
Downgrades by rating agencies	86,519	—
Upgrades by rating agencies	(65,700)	—
Dispositions	(67,014)	(23,154)
Amortization and other	3,421	2,847
Balance at end of period	$623,287	$681,949

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost were 12% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2019.

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

The following chart summarizes share purchases for the nine month periods ended September 30, 2019 and 2018.

Analysis of Share Purchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2019			2018
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	3,002	$257,246	$85.70	2,919	$249,670	$85.54
Option exercise proceeds	889	77,223	86.82	555	48,644	87.57
Total	3,891	$334,469	$85.95	3,474	$298,314	$85.87
Throughout the remainder of this discussion, share purchases will only refer to those made from excess cash flow at the Parent Company.

                                              GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2019	2018	Projected 2019	2018
Liquidity Sources:
Dividends from Subsidiaries	$430,114	$372,268	$480,000	$448,142
Excess Cash Flows	354,528	304,037	370,000	349,243

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, and a credit facility. At September 30, 2019, the Parent Company had $59 million of invested cash and net intercompany receivables. The credit facility is discussed below.

                                              GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. The Parent Company may request the extension, however, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, certain covenants regarding capitalization must be met. As of September 30, 2019, the Parent Company was in full compliance with those covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2019	December 31, 2018	September 30, 2018
Balance of commercial paper at end of period (par value)	$225,000	$302,100	$317,318
Annualized interest rate	2.39%	2.93%	2.57%
Letters of credit outstanding(1)	$150,000	$155,000	$155,000
Remaining amount available under credit line	375,000	292,900	277,682

(1)
On April 2, 2019, the letters of credit were amended to reduce the current amount outstanding to $150 million from $155 million as of March 31, 2019. As of September 30, 2019, the outstanding balance remained unchanged.

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Average balance of commercial paper outstanding during period (par value)	$296,953	$386,663
Daily-weighted average interest rate (annualized)	2.76%	2.32%
Maximum daily amount outstanding during period (par value)	$385,000	$525,990

The decrease in commercial paper during the nine months ended September 30, 2019 reflects timing of cash needs at the Parent Company. We had no difficulties in accessing the commercial paper market under this facility during the nine months ended September 30, 2019 and 2018.

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

        GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Consolidated Liquidity. Consolidated net cash inflows from operations were $1.0 billion in the first nine months of 2019, compared with $937 million in the same period of 2018. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $605 million during the 2019 period. As previously noted under the caption Credit Facility, the Parent Company has in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $144 million at September 30, 2019, compared with $184 million at December 31, 2018. In addition to these liquid assets, the entire $18.8 billion (fair value at September 30, 2019) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.
Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and the current maturity of funded debt), long-term funded debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.4 billion at September 30, 2019 and December 31, 2018. An analysis of debt issues outstanding is as follows at September 30, 2019.

Selected Information about Debt Issues
As of September 30, 2019
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate		Interest Payment Dates	Par Value	Book Value	Fair Value
Notes	5/27/1993	05/15/2023	7.875%		semiannual	$165,612	$164,656	$195,076
Senior notes(1)	9/24/2012	09/15/2022	3.800%		semiannual	150,000	149,010	154,397
Senior notes	9/27/2018	09/15/2028	4.550%		semiannual	550,000	543,593	613,811
Junior subordinated debentures	5/17/2016	06/15/2056	6.125%		quarterly	300,000	290,567	322,200
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%		semiannual	125,000	123,364	101,384
Term loan	6/13/2016	05/17/2021	3.362%	(2)	monthly	88,750	88,750	88,750
						1,379,362	1,359,940	1,475,618
Less current maturity of term loan(3)						8,750	8,750	8,750
Total long-term debt						1,370,612	1,351,190	1,466,868

Current maturity of term loan(3)						8,750	8,750	8,750
Commercial paper						225,000	224,564	224,564
Total short-term debt						233,750	233,314	233,314

Total debt						$1,604,362	$1,584,504	$1,700,182

(1)	An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

(2)	Interest paid at 1 month LIBOR plus 125 basis points, resets each month.

(3)	The current amount of the term loan due of $8.8 million is classified as short-term debt.

The Company has not issued any additional long-term debt since the issuance of the $550 million 4.550% Senior Notes in September 2018.

As previously noted under the caption Results of Operations in this report, the Parent Company acquired 3.0 million of its outstanding common shares under its share repurchase program during the first nine months of 2019. These

                                              GL Q3 2019 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

shares were acquired at a cost of $257 million (average of $85.70 per share), compared with purchases of 2.9 million shares at a cost of $250 million (average of $85.54 per share) in the first nine months of 2018.
On September 3, 2019, the Parent Company announced that it had declared a quarterly dividend of $0.1725 per share. This dividend was paid on November 1, 2019.

Shareholders’ equity was $7.3 billion at September 30, 2019. This compares with $5.4 billion at December 31, 2018 and $5.5 billion at September 30, 2018. During the nine months since December 31, 2018, shareholders’ equity increased primarily due to $1.6 billion of after-tax unrealized gains in the fixed-maturity portfolio as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $574 million. Share purchases of $257 million noted above during the period reduced shareholders’ equity.

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. Globe Life is targeting a consolidated Company Action Level Risk Based Capital (RBC) ratio in the range of 300% to 320% for 2019. The Company believes this capital level is more than adequate and is sufficient to support its current ratings given the nature of its business and its risk profile. At the end of 2018, the RBC ratio was 326%. For 2020, we will continue to target a consolidated RBC ratio in the range of 300% to 320%.

Globe Life is required under GAAP to revalue its available for sale fixed maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

While GAAP requires our fixed maturity assets to be revalued, it does not permit interest-bearing insurance policy liabilities supported by those assets to be valued at fair value in a consistent manner, with changes in value applied directly to shareholders’ equity. However, due to the size of both the investment portfolio and our policy liabilities, this inconsistency in measurement can have a material impact on shareholders’ equity. Because of the long-term nature of our fixed maturities and liabilities and the strong cash flows generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur realized gains or losses due to fluctuations in the market value of fixed maturities caused by interest rate changes or losses caused by temporarily illiquid markets. Accordingly, management removes the effect of this rule when analyzing the Company's balance sheet, capital structure, and financial ratios in order to provide a consistent and meaningful portrayal of the Company’s financial position from period to period.

        GL Q3 2019 FORM 10-Q

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

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	September 30, 2019		December 31, 2018		September 30, 2018
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$18,797,674	$2,587,951	$16,297,932	$544,461	$16,231,471	$769,107
Deferred acquisition costs(2)	4,281,018	(7,897)	4,137,925	(5,270)	4,091,601	(7,150)
Total assets	25,791,906	2,580,054	23,095,722	539,191	23,469,488	761,957
Short-term debt	233,314	—	307,848	—	615,011	—
Long-term debt	1,351,190	—	1,357,185	—	1,358,947	—
Shareholders' equity	7,312,531	2,038,243	5,415,177	425,961	5,538,905	601,946

Book value per diluted share	65.96	18.38	48.11	3.79	48.35	5.25
Debt to capitalization(3)	17.8%	(5.3)%	23.5%	(1.5)%	26.3%	(2.3)%

Diluted shares outstanding	110,855		112,561		114,559
Actual shares outstanding	108,444		110,693		112,168

(1)	Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.

(2)	Includes the value of business acquired (VOBA).

(3)
Globe Life Inc.'s debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Interest coverage was 12.0 times in the first nine months of 2019, compared with 10.9 times in the 2018 period. Interest coverage is computed by dividing interest expense into the sum of pre-tax income and interest expense.

                                              GL Q3 2019 FORM 10-Q

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

        GL Q3 2019 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2019.

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

As of the end of the fiscal period completed September 30, 2019, an evaluation was performed under the supervision and with the participation of Globe Life Inc. management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the quarter ended September 30, 2019, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

        GL Q3 2019 FORM 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Third Quarter of 2019

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	303,661	$91.56	303,661
August 1-31, 2019	613,953	86.81	613,953
September 1-30, 2019	246,785	94.31	246,785

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

        GL Q3 2019 FORM 10-Q

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBE LIFE INC.

Date: November 11, 2019	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: November 11, 2019	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: November 11, 2019	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

        GL Q3 2019 FORM 10-Q