Form 10-K
period 2019-12-31
GLOBE LIFE INC.
filed 2020-02-27
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ ☒ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
[ ☐ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☐    No  ☒

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9.6 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2020
Common Stock, $1.00 par value per share	107,533,326 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2020 (Proxy Statement)	Part III

GLOBE LIFE INC.

Part I

Item 1. Business

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

"Globe Life" and the "Company" refer to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and its subsidiaries and affiliates. Its primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company.

Globe Life's website is: www.globelifeinsurance.com. Globe Life makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Other information included in Globe Life's website is not incorporated into this filing.

GL 2019 FORM 10-K

The following table presents Globe Life's business by primary marketing distribution method.

GL 2019 FORM 10-K

The Company's primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company. Our distribution channels consist of the following exclusive agencies: American Income Life Division (American Income), Liberty National Division (Liberty National) and Family Heritage Division (Family Heritage); an independent agency, United American Division (United American); and our Direct to Consumer Division (formerly referred to as Globe Life Direct Response distribution channel). Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 14—Business Segments within the Notes to the Consolidated Financial Statements.

Insurance

Life Insurance

The distribution channels for life insurance products include direct to consumer, exclusive agents, and independent agents. These methods are described in greater detail within the primary marketing distribution channel chart seen on the previous page. The following table presents annualized premium in force for the three years ended December 31, 2019 by distribution method:

	Annualized Premium in Force(1) (Dollar amounts in thousands)
	2019	2018	2017
Direct to Consumer	$831,739	$812,780	$796,628
Exclusive agents:
American Income	1,220,483	1,129,384	1,059,216
Liberty National	309,792	300,846	295,235
Independent agents:
United American	10,211	11,094	12,121
Other	209,403	210,624	209,899
	$2,581,628	$2,464,728	$2,373,099
(1)See definition of annualized premium in force under Results of Operations in Management's Discussion & Analysis.

Globe Life's insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional whole life, term life, and other life insurance. The Company does not currently sell interest-sensitive whole life products. The following tables present selected information about Globe Life's life insurance products.

	Annualized Premium in Force (Dollar amounts in thousands)
	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Whole life:
Traditional	$1,737,794	67	$1,643,122	67	$1,567,077	66
Interest-sensitive	38,691	2	41,414	2	44,286	2
Term	683,869	26	671,840	27	664,558	28
Other	121,274	5	108,352	4	97,178	4
	$2,581,628	100	$2,464,728	100	$2,373,099	100

GL 2019 FORM 10-K

	Policy Count and Average Face Amount Per Policy (Dollar amounts in thousands)
	2019		2018		2017
	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy
Whole life:
Traditional	8,477,406	$14.2	8,112,745	$13.9	8,045,522	$13.6
Interest-sensitive	208,822	20.3	209,948	20.6	219,487	20.5
Term	4,313,709	14.8	4,459,850	14.9	4,351,901	15.0
Other	399,365	13.7	376,632	12.9	355,053	12.3
	13,399,302	$14.5	13,159,175	$14.3	12,971,963	$14.1

Health Insurance

The following table presents Globe Life's health insurance annualized premium in force for the three years ended December 31, 2019 by distribution channel.

	Annualized Premium in Force (Dollar amounts in thousands)
	2019	2018	2017
Direct to Consumer	$78,229	$79,325	$76,672
Exclusive agents:
Liberty National	197,163	201,294	205,136
American Income	96,447	88,237	84,775
Family Heritage	312,479	290,186	268,584
Independent agents:
United American	454,720	414,656	382,853
	$1,139,038	$1,073,698	$1,018,020

Globe Life offers Medicare Supplement and limited-benefit supplemental health insurance products that include primarily critical illness and accident plans. These products are designed to supplement health coverage that applicants already own. Medicare Supplements are offered to enrollees in the traditional fee-for-service Medicare program. Medicare Supplement plans are standardized by federal regulation and are designed to pay deductibles and co-payments not paid by Medicare.

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2019 by product category.

	Annualized Premium in Force (Dollar amounts in thousands)
	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Medicare Supplement	$557,982	49	$524,415	49	$495,982	49
Limited-benefit plans	581,056	51	549,283	51	522,038	51
	$1,139,038	100	$1,073,698	100	$1,018,020	100

GL 2019 FORM 10-K

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ended December 31, 2019 comprised less than 1% of premium. The Company does not currently market annuity products.

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

Underwriting

The underwriting standards of each Globe Life insurance subsidiary are established by management. Each subsidiary uses information obtained from the application and, in some cases, telephone interviews with applicants, including, but not limited to inspection reports, pharmacy data, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage, or rejected.

Reserves

The life insurance policy reserves reflected in Globe Life's consolidated financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health insurance policies written by Globe Life's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Globe Life's reserves are reported in Note 1—Significant Accounting Policies. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Reinsurance

Globe Life has historically participated in very limited third-party reinsurance contracts as a result of the low face amounts of the policies sold by the Company. See Schedule IV and Note 6—Commitments and Contingencies for more information.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Globe Life insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Approximately 95% of our invested assets at fair value are fixed maturities at December 31, 2019 (see Note 4—Investments and Management’s Discussion and Analysis).

GL 2019 FORM 10-K

Competition

Globe Life competes with other insurance carriers through policyholder service, price, product design, and sales efforts. While there are insurance companies competing with Globe Life, no individual company dominates any of Globe Life's life or health insurance markets.

Globe Life's health insurance products compete with, in addition to the products of other health insurance carriers, health maintenance organizations, preferred provider organizations, and other health care-related institutions which provide medical benefits based on contractual agreements.

Management believes our companies operate at lower policy acquisition and administrative expense levels than peer companies. This allows Globe Life to have competitive rates while maintaining higher underwriting margins.

Regulation

Insurance—Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the National Association of Insurance Commissioners (NAIC), insurance companies are examined periodically by one or more of the supervisory agencies.

Risk-Based Capital (RBC)—The NAIC requires that a risk-based capital formula be applied to all life and health insurers. The risk-based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All Globe Life's insurance subsidiaries are more than adequately capitalized under the risk-based capital formula. See further discussion of RBC in Capital Resources.

Guaranty Assessments—State guaranty laws provide for assessments from insurance companies to be placed into a fund which is used, in the event of failure or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount which a company is assessed is based on its proportional share of the premium in each state. A significant portion of assessments are recoverable as offsets against state premium taxes.

Holding Company—States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Globe Life and its subsidiaries have registered as a holding company system pursuant to such legislation in Indiana, Nebraska, Ohio, and New York.

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

Personnel

At the end of 2019, Globe Life had 3,196 employees.

GL 2019 FORM 10-K

Item 1A. Risk Factors

Risks Related to Our Business

The insurance industry is a regulated industry, populated by many public and private companies. We operate in the industry's life and health insurance sectors, each of which has its own set of risks.

Operational Risks:

The development and maintenance of our various distribution channels are critical to growth in product sales and profits. Development and retention of producing agents are critical to support sales growth in this market because our insurance sales are primarily made to individuals, and the face amounts of the life insurance policies sold are typically lower than those of policies sold in higher-income markets. If we do not provide compensation that is competitive with other career opportunities and that motivates producing agents to increase sales of our products, our growth could be impeded. In addition, a failure to effectively develop new methods of reaching consumers and realizing cost efficiencies in our Direct to Consumer Division business could result in reduced sales and profits.

Economic conditions may materially adversely affect our business and results of operations. We primarily serve the lower middle-income to middle-income market for individual life and supplemental health insurance and, as a result, we compete directly with alternative uses of a customer’s disposable income. If disposable income within this demographic group declines or the use of disposable income becomes more limited as a result of a significant, sustained economic downturn or otherwise, then new sales of our insurance products may become more challenging, and our policyholders could choose to defer or stop payment of insurance premiums altogether. Economic conditions could also impact our investment portfolio as discussed under Investment Risks below.

Variations in expected-to-actual rates of mortality, morbidity and persistency could materially negatively affect our results of operations and financial condition. We establish policy reserves to pay future policyholder benefits. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity and persistency, as well as the timing of premium and benefit payments. Even though our actuaries continually test actual-to-expected results, actual results may differ significantly from the levels assumed and could result in increased policy obligations and negatively affect our profit margins and income.

A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition and results of operations. Various rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to fulfill its contractual obligations. These ratings are important to maintaining public confidence in our insurance products. A downgrade or other negative action by a rating agency with respect to the financial strength ratings of our insurance subsidiaries could negatively affect us by limiting or restricting the ability of our insurance subsidiaries to pay dividends to us and reducing our sales by adversely affecting our ability to sell insurance products through independent insurance agencies.

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

GL 2019 FORM 10-K

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

Life Insurance Marketplace Risk:

Our life insurance products are sold in selected niche markets. We are at risk should any of these markets diminish. We have several life distribution channels that focus on distinct market niches, two of which are labor unions and sales via Direct to Consumer solicitations. Deterioration of our relationships with organized labor or adverse changes in the public’s receptivity to direct to consumer marketing initiatives could negatively affect our life insurance business.

Supplemental Health Insurance Marketplace Risks:

The supplemental health insurance market is subject to substantial regulatory scrutiny. Regulatory changes could impact our Medicare Supplement and other supplemental health business. The nature and timing of any such changes cannot be predicted and could have a material adverse effect on our supplemental health insurance business.

Competition in the health insurance market can be significant. Sales of our supplemental health insurance products are subject to competition from other health insurance companies and alternative healthcare providers, such as those that provide alternatives to traditional Medicare to seniors. In addition, some insurers may be willing to significantly reduce their profit margins or underprice new sales in order to gain market share. We choose not to compete for market share based on these terms. Accordingly, changes in the competitive landscape, including the pricing strategies employed by our competitors, could negatively impact the future sales of our health insurance products.

Obtaining timely and appropriate premium rate increases for certain supplemental health insurance policies is critical. A significant percentage of the supplemental health insurance premiums that our insurance subsidiaries earn is from Medicare Supplement insurance. Medicare Supplement insurance, including conditions under which the premiums for such policies may be increased, is highly regulated at both the state and federal level. As a result, our Medicare Supplement business is characterized by lower profit margins than life insurance and requires strict administrative discipline and economies of scale for success. Since Medicare Supplement policies are coordinated with the federal Medicare program, which experiences health care inflation every year, annual premium rate increases for the Medicare Supplement policies are typically necessary. Obtaining timely rate increases is of critical importance to our success in this market. Accordingly, the inability of our insurance subsidiaries to obtain approval of appropriate premium rate increases in a timely manner from state insurance regulatory authorities could adversely impact their profitability and thus our business, financial condition and results of operations.

Information Security and Technology Risks:

The failure to maintain effective and efficient information systems at the Company could compromise data security, thereby adversely affecting our financial condition and results of operations. Our business is highly dependent upon the internet, third-party service providers, and information systems to operate in an efficient and resilient manner. We gather and maintain data for the purpose of conducting marketing, actuarial analysis, sales and policy administration functions.

Our information systems may be vulnerable to disruption from physical or electronic attacks by malicious third-parties which could render our systems inaccessible for business use for a period of time. Additionally, we may not become aware of sophisticated cyber-attacks for some time after they occur, thereby potentially increasing the data subject to loss. These risks are heightened as the frequency and sophistication of cyber-attacks increase.

Malicious third-parties, employee or agent errors or disasters affecting our information systems could impair our business operations, regulatory compliance and financial condition. Employee or agent errors in the handling of our information systems may inadvertently result in unauthorized access to customer or proprietary information, or an inability to use our information systems to efficiently support business operations. Disasters, terrorist attacks, or war could cause our information or system availability to be inaccessible for business use for a period of time.

GL 2019 FORM 10-K

More frequent and sophisticated cyber-attacks and more impactful regulatory oversight models could result in additional costs to protect against security breaches. Any breach of confidential information systems resulting from the above factors could damage our reputation in the marketplace, deter potential customers from purchasing our products, result in the loss of existing customers, subject us to significant civil and criminal liability, constrain cash flows, or require us to incur significant technical, legal or other expenses.

Reputational Risk:

Damage to the reputation of Globe Life or its subsidiaries could affect our ability to conduct business. Negative publicity through traditional media, Internet, social media and other public forums could damage our reputation and adversely impact our agent recruiting efforts, the ability to market our products and the persistency of in-force policies. As discussed in Information Security and Technology Risks, the Company could be subjected to adverse publicity as a result of a significant security breach.

Investment Risks:

Our investments are subject to market and credit risks. Significant downgrades, delinquencies and defaults in our investment portfolio could potentially result in lower net investment income and increased realized and unrealized investment losses. Our invested assets are subject to the customary risks of defaults, downgrades and changes in market values. Our investment portfolio consists predominately of fixed maturity and short-term investments, where we are exposed to the risk that individual issuers will not have the ability to make required interest or principal payments. A concentration of these investments in any particular issuer, industry, group of related industries or geographic areas could increase this risk. Factors that may affect both market and credit risks include interest rate levels (consisting of both treasury rate and credit spread), financial market performance, disruptions in credit markets, general economic conditions, legislative changes, particular circumstances affecting the businesses or industries of each issuer and other factors beyond our control.

Additionally, as the majority of our investments are long-term fixed maturities that we typically hold until maturity, a significant increase in interest rates or a market downturn could cause a material temporary decline in the fair value of our fixed investment portfolio, even with regard to performing assets. These declines could cause a material increase in unrealized losses in our investment portfolio. Significant unrealized losses could substantially reduce our capital position and shareholders’ equity. It is possible our investment in certain of these securities with unrealized losses could experience a default event and a portion or all of that unrealized loss could be unrecoverable. In that case, the unrealized loss would be realized, at which point we would take an impairment charge, reducing our net income.

We cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments on a timely basis or at all. Significant downgrades or defaults of issuers could negatively impact our risk-based capital ratios, leading to potential downgrades of the Company by rating agencies, potential reduction in future dividend capacity from our insurance subsidiaries, and/or higher financing costs at the Parent Company should additional statutory capital be required.

Changes in interest rates could negatively affect income. Declines in interest rates expose insurance companies to the risk that they will fail to earn the level of interest on investments assumed in pricing products and in setting discount rates used to calculate net policy liabilities, which could have a negative impact on income. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. Any such calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower interest rates.

A rise in interest rates could result in certain policyholders surrendering their life, health or annuity policies for cash, thereby potentially requiring our insurance subsidiaries to liquidate invested assets if other sources of liquidity are not available to meet their obligations. In such a case, realized losses could result from the sale of the invested assets and could adversely affect our statutory income, consolidated RBC ratio and results of operations.

GL 2019 FORM 10-K

Liquidity Risks:

Our ability to fund operations is substantially dependent on available funds from our insurance subsidiaries. As a holding company with no direct operations, our principal asset is the capital stock of our insurance subsidiaries, which periodically declare and distribute dividends on their capital stock. Moreover, our liquidity, including our ability to pay our operating expenses and to make principal and interest payments on debt securities or other indebtedness owed by us, as well as our ability to pay dividends on our common stock or any preferred stock, depends significantly upon the surplus and earnings of our insurance subsidiaries and the ability of these subsidiaries to pay dividends or to advance or repay funds to us. Other sources of liquidity include a variety of short-term and long-term instruments, including our credit facility, commercial paper, long-term debt, intercompany financing and reinsurance.

The principal sources of our insurance subsidiaries’ liquidity are insurance premiums, as well as investment income, maturities, repayments and other cash flow from our investment portfolio. Our insurance subsidiaries are subject to various state statutory and regulatory restrictions applicable to insurance companies that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us, including laws establishing minimum solvency and liquidity thresholds. For example, in the states where our companies are domiciled, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are restricted based on regulations by their states of domicile. Accordingly, impairments in assets or disruptions in our insurance subsidiaries’ operations that reduce their capital or cash flow could limit or disallow the payment of dividends, a principal source of our cash flow, to us.

Changes in laws or regulations in the states in which our companies are domiciled could constrain the ability of our insurance subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to pay our debt obligations, corporate expenses, or dividends on our capital stock. Additionally, if our insurance subsidiaries were unable to obtain approval of supplemental health insurance premium rate increases in a timely manner from state insurance regulatory authorities, their profitability, and their ability to declare and distribute dividends to us could be negatively impacted.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital. Should interest rates rise in the future, the interest rate on any new debt obligation we may issue could increase and our net income could be reduced. In addition, if the credit and capital markets were to experience significant disruption, uncertainty and instability, these conditions could adversely affect our access to capital. Such market conditions could limit our ability to replace maturing debt obligations in a timely manner or at all and/or access the capital necessary to grow our business.

In the unlikely event that current sources of liquidity do not satisfy our needs, we may have to seek additional financing or raise capital. The availability and cost of additional financing or capital depend on a variety of factors such as market conditions, the general availability of credit or capital, the volume of trading activities, the overall availability of credit to the insurance industry and our credit ratings and credit capacity. Additionally, customers, lenders or investors could develop a negative perception of our financial prospects if we were to incur large investment losses or if the level of our business activity decreased due to a market downturn. Our access to funds may also be impaired if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms or at all. As such, we may be forced to delay raising capital, issue shorter term securities than we would prefer or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If so, our results of operations, financial condition and cash flows could be materially negatively affected.

Regulatory Risks:

Our businesses are heavily regulated and changes in regulation may reduce our profitability and growth. Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they do business. The primary purpose of this supervision and regulation is the protection of policyholders, not investors. Regulatory agencies have broad administrative power over numerous aspects of our business, including premium rates and other terms and conditions included in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, agent licensing, policy forms, capital adequacy, solvency,

GL 2019 FORM 10-K

reserves and permitted investments. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses or approvals. The insurance laws, regulations and policies currently affecting our companies may change at any time, possibly having an adverse effect on our business. Should regulatory changes occur, we may be unable to maintain all required licenses and approvals, or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of such laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend some or all of our business activities and/or impose substantial fines.

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

Changes in accounting standards issued by accounting standard-setting bodies may affect our financial statements, reduce our reported profitability and change the timing of profit recognition. Our financial statements are subject to the application of GAAP and accounting practices as promulgated by the National Association of Insurance Commissioners’ statutory accounting practices (NAIC SAP), which principles are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. Future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and such changes could have a material adverse effect on our business, financial condition and results of operations. (Refer to Note 1— Significant Accounting Policies under the caption Accounting Pronouncements Yet to be Adopted) Further, standard setters have a full agenda of unissued topics under review at any given time, many of which have the potential to negatively impact our profitability.

Non-compliance with laws or regulations related to customer and consumer privacy and information security, including a failure to ensure that our business associates with access to sensitive customer and consumer information maintain its confidentiality, could materially adversely affect our reputation and business operations. The collection, maintenance, use, disclosure and disposal of personally identifiable information by our insurance subsidiaries are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of personally identifiable information to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA), the Health Information Technology for Economic and Clinical Health Act (HITECH), and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as that term is defined in the HIPAA regulations). Noncompliance with any privacy laws, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation and results of operations and could include material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business, and injunctive relief.

GL 2019 FORM 10-K

Litigation Risks:

Litigation could result in substantial judgments against us or our subsidiaries. We are, and in the future may be, subject to litigation in the ordinary course of business. Some of these proceedings have been brought on behalf of various alleged classes of complainants, and, in certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Members of our management and legal teams review litigation on a quarterly and annual basis. However, the outcome of any such litigation cannot be predicted with certainty. A number of civil jury verdicts involving insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents and other matters have been returned against insurers in the jurisdictions in which our insurance subsidiaries do business. These lawsuits have resulted in the award of substantial judgments against insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In some states in which we operate, juries have substantial discretion in awarding punitive damages. This discretion creates the potential for an unpredictable material adverse judgment in any given punitive damages suit.

Our pending and future litigation could adversely affect us because of the costs of defending these cases, the costs of settlement or judgments against us, or changes in our operations that could result from such litigation. Substantial legal liability in these pending or future legal actions could also have a material adverse financial effect or cause significant harm to our reputation, which, in turn, could materially harm our business and our business prospects.

Actual or alleged misclassification of independent contractors at our insurance subsidiaries could result in adverse legal, tax or financial consequences. A significant portion of our sales agents are independent contractors. Although we believe we have properly classified such individuals, a risk nevertheless exists that a court, the Internal Revenue Service or other authority will take the position that those sales agents are employees. The laws and regulations that govern the status and classification of workers are subject to change and differing interpretations, which we cannot predict.
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

GL 2019 FORM 10-K

Item 1B. Unresolved Staff Comments

As of December 31, 2019, Globe Life had no unresolved SEC staff comments.

Item 2. Properties

Globe Life, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Globe Life owns and occupies over 500,000 combined square feet in McKinney, Texas (headquarters) and at the Waco, Texas and Oklahoma City, Oklahoma campuses. Additionally, the Company leases other buildings across the U.S. for business purposes.

Item 3. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 6—Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not Applicable.

GL 2019 FORM 10-K

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Globe Life's common stock is traded is the New York Stock Exchange (NYSE: GL). There were 2,350 shareholders of record on December 31, 2019, excluding shareholder accounts held in nominee form.

The line graph shown below compares Globe Life's cumulative total return on its common stock with the cumulative total returns of the Standard and Poor’s 500 Stock Index (S&P 500) and the Standard and Poor’s Life & Health Insurance Index (S&P Life & Health Insurance). Globe Life is one of the companies whose stock is included within both the S&P 500 and the S&P Life & Health Insurance Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globe Life Inc., the S&P 500 Index and the S&P Life & Health Insurance Index
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Globe Life Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/2014 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2019

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2019	328,698	$84.90	328,698	—
November 1-30, 2019	456,288	106.14	456,288	—
December 1-31, 2019	465,138	104.83	465,138	—

On August 8, 2019, Globe Life's Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum number of shares to be purchased.

GL 2019 FORM 10-K

Item 6. Selected Financial Data
The following information should be read in conjunction with Globe Life's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:
(Dollar amounts in thousands except per share and percentage data)

	Year ended December 31,
	2019	2018	2017	2016	2015
Life	$2,517,784	$2,406,555	$2,306,547	$2,189,333	$2,073,065
Health	1,077,346	1,015,339	976,373	947,663	925,520
Other	4	12	15	38	135
Total premium	3,595,134	3,421,906	3,282,935	3,137,034	2,998,720
Net investment income	910,459	882,512	847,885	806,903	773,951
Realized gains (losses)	20,621	(1,804)	23,611	(10,683)	(8,791)
Total revenue	4,527,532	4,303,751	4,155,573	3,934,629	3,766,065
Income from continuing operations, net of tax	760,882	701,510	1,458,263	539,590	516,293
Income from discontinued operations, net of tax	(92)	(44)	(3,769)	10,189	10,807
Net income	760,790	701,466	1,454,494	549,779	527,100

Basic net income (loss) per common share:
Continuing operations	6.97	6.22	12.53	4.50	4.13
Discontinued operations	—	—	(0.03)	0.08	0.08
Net income	6.97	6.22	12.50	4.58	4.21

Diluted net income (loss) per common share:
Continuing operations	6.83	6.09	12.26	4.41	4.07
Discontinued operations	—	—	(0.04)	0.08	0.09
Net income	6.83	6.09	12.22	4.49	4.16

Cash dividends paid	0.68	0.63	0.59	0.56	0.53

Basic weighted average shares outstanding	109,214	112,873	116,343	120,001	125,095
Diluted weighted average shares outstanding	111,381	115,249	118,983	122,368	126,757

	As of December 31,
	2019	2018	2017	2016	2015
Cash and invested assets	$19,923,204	$17,239,570	$17,853,047	$15,955,891	$14,405,073
Total assets	25,977,460	23,095,722	23,474,985	21,436,087	19,853,213
Short-term debt	298,738	307,848	328,067	264,475	490,129
Long-term debt	1,348,988	1,357,185	1,132,201	1,133,165	743,733
Shareholders' equity	7,294,307	5,415,177	6,231,421	4,566,861	4,055,552
Per diluted common share	66.02	48.11	52.95	37.76	32.71
Effect of fixed maturity revaluation on diluted equity per common share(1)	17.76	3.79	13.18	5.63	2.62

Annualized premium in force:
Life	2,581,628	2,464,728	2,373,099	2,262,736	2,150,498
Health	1,139,038	1,073,698	1,018,020	998,634	973,042
Total	3,720,666	3,538,426	3,391,119	3,261,370	3,123,540
Basic shares outstanding	107,720	110,693	114,593	118,031	122,370
Diluted shares outstanding	110,494	112,561	117,696	120,958	123,996
(1)See discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Globe Life's equity.

GL 2019 FORM 10-K

CAUTIONARY STATEMENTS

We caution readers regarding certain forward-looking statements contained in the foregoing discussion and elsewhere in this document, and in any other statements made by, or on behalf of Globe Life whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management's opinions concerning future operations, strategies, financial results or other developments. We specifically disclaim any obligation to update or revise any forward-looking statement because of new information, future developments, or otherwise.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control. If these estimates or assumptions prove to be incorrect, the actual results of Globe Life may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to the Company specifically. Such events or developments could include, but are not necessarily limited to:

1)Economic and other conditions leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Globe Life's assumptions;
2)Regulatory developments, including changes in accounting standards or governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement);
3)Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance;
4)Interest rate changes that affect product sales and/or investment portfolio yield;
5)General economic, industry sector or individual debt issuers’ financial conditions that may affect the current market value of securities we own, or that may impair an issuer’s ability to make principal and/or interest payments due on those securities;
6)Changes in pricing competition;
7)Litigation results;
8)Levels of administrative and operational efficiencies that differ from our assumptions;
9)The ability to obtain timely and appropriate premium rate increases for health insurance policies from our regulators;
10)The customer response to new products and marketing initiatives;
11)Reported amounts in the consolidated financial statements which are based on management estimates and judgments which may differ from the actual amounts ultimately realized; and
12)Compromise by a malicious actor or other event that causes a loss of secure data from, or inaccessibility to, our computer and other information technology systems.

Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

"Globe Life" and the "Company" refer to Globe Life and its subsidiaries and affiliates.

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

Insurance Product Line Segments. The insurance product line segments involve the marketing, underwriting, and administration of policies. Each product line is further segmented by the various distribution channels that market the insurance policies. Each distribution channel operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution channels within the segment, the measure of profitability used by management is the underwriting margin, as seen below:

Premium revenue (Policy obligations) (Policy acquisition costs and commissions) Underwriting margin

Investment Segment. The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability for the investment segment is excess investment income, as seen below:

Net investment income (Required interest on net policy liabilities) (Financing costs) Excess investment income

The following discussion in Management's Discussion & Analysis will only reflect current year to prior year. For reference to 2017 results, refer to 2018 form 10-K. Any material comparisons will be discussed.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing 2019 with 2018.
•Net income as a return on equity ("ROE") was 11.6% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 14.5%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 5% for the period from $2.4 billion in 2018 to $2.5 billion in 2019. Life underwriting margin increased 8% from $652 million in 2018 to $703 million in 2019.
•Net investment income increased 3% over the same period in the prior year. In addition, excess investment income increased 5% over the prior year.
•Total net sales increased 6% over the same period in the prior year from $584 million to $621 million.
•Book value per share increased 37% over the same period in the prior year from $48.11 to $66.02. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 9% over the prior year from $44.32 to $48.26.
•In 2019, the Company repurchased 3.9 million Globe Life Inc. common shares at a total cost of $350 million for an average share price of $89.04.

The following graphs represent net income and net operating income from continuing operations for the three years ended December 31, 2019.
(1)Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. It has been used consistently by Globe Life's management for many years to evaluate the operating performance of the Company. It differs from net income primarily because it excludes certain non-operating items such as realized gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.
Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $2.0 billion and $426 million for 2019 and 2018, respectively.

Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $17.76 and $3.79 for 2019 and 2018, respectively.
(2)In 2017, tax legislation revised the corporate income tax rate from 35% to 21% effective January 1, 2018. As such, the Company recorded an adjustment of $874 million to net income in 2017.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income increased 8% to $761 million in 2019, compared with $701 million in 2018. This increase was primarily related to favorable underwriting income. On a diluted per common share basis, net income per common share for 2019 increased 12% from $6.09 to $6.83. The percentage growth in net income per share continues to exceed the growth in dollar amounts due to our share repurchase program. Included in net income were after-tax realized gains of $16 million in 2019, compared with realized after-tax losses of $1 million for 2018. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

Net operating income from continuing operations increased 6% to $752 million in 2019, compared with $707 million in 2018. On a diluted per common share basis, net operating income per common share increased 10% from $6.13 to $6.75. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain significant and unusual non-operating items in 2018 and 2019. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

Globe Life's operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2019	2018	2017	2019 Change	%	2018 Change	%
Life insurance underwriting margin	$703,464	$652,301	$604,337	$51,163	8	$47,964	8
Health insurance underwriting margin	243,638	236,053	219,508	7,585	3	16,545	8
Annuity underwriting margin	9,458	10,376	10,562	(918)	(9)	(186)	(2)
Excess investment income	257,605	245,094	239,363	12,511	5	5,731	2
Other insurance:
Other income	1,318	1,236	1,270	82	7	(34)	(3)
Administrative expense	(240,321)	(223,941)	(210,590)	(16,380)	7	(13,351)	6
Corporate and other	(55,103)	(50,476)	(43,285)	(4,627)	9	(7,191)	17
Pre-tax total	920,059	870,643	821,165	49,416	6	49,478	6
Applicable taxes	(167,957)	(163,669)	(247,484)	(4,288)	3	83,815	(34)
Net operating income	752,102	706,974	573,681	45,128	6	133,293	23
Reconciling items, net of tax:
Realized gain (loss)—investments	16,291	7,327	20,217	8,964		(12,890)
Realized loss—redemption of debt	—	(8,752)	(2,627)	8,752		(6,125)
Part D adjustments—discontinued operations	(92)	(44)	(3,769)	(48)		3,725
Administrative settlements	(400)	(3,590)	(5,628)	3,190		2,038
Non-operating fees	(508)	(1,247)	(187)	739		(1,060)
Legal proceedings	(6,603)	—	—	(6,603)		—
Guaranty fund assessments	—	—	(1,171)	—		1,171
Tax reform adjustment	—	798	873,978	(798)		(873,180)
Net income	$760,790	$701,466	$1,454,494	$59,324	8	$(753,028)	(52)

The life insurance segment is our primary segment and is the largest contributor to earnings in each year presented. This segment contributed $51 million in 2019 and $48 million in 2018 to the growth in our underwriting margin. The health segment also contributed to growth in income in both years contributing $8 million of additional margin in 2019 and $17 million in 2018.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2019, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following tables represent the breakdown of total underwriting margin by operating segment and distribution channel for the year ended December 31, 2019.

Total premium income rose 5% for the year ended December 31, 2019 to $3.6 billion. Total net sales increased 6% to $621 million, when compared with the same period in 2018. Total first-year collected premium was $492 million for the 2019 period, compared with $468 million for the 2018 period.

Life insurance premium income increased 5% to $2.5 billion over the prior year total of $2.4 billion. Life net sales rose 4% to $430 million for the year of 2019. First-year collected life premium rose 3% to $329 million. Life underwriting margins, as a percent of premium, increased to 28% in 2019 from 27% in the prior year. Underwriting margin increased to $703 million for the year ended December 31, 2019, 8% over the same period in 2018.

Health insurance premium income increased 6% to $1.1 billion over the prior year total of $1.0 billion. Health net sales rose 11% to $191 million for the year of 2019. First-year collected health premium rose 10% to $163 million. Health underwriting margins, as a percent of premium, were 23% in both periods. Underwriting margin increased to $244 million for the year of 2019, 3% over the same period in 2018.

Excess investment income, the measure of profitability of our investment segment, increased 5% during the year of 2019 to $258 million from $245 million in the same period in 2018. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 8% to $2.31 from $2.13 in the same period last year.

Insurance administrative expenses increased 7.3% in 2019 when compared with the prior year period. These expenses were 6.7% as a percentage of premium during the year of 2019 compared with 6.5% a year earlier. The increase in administrative expenses was primarily due to an increase in investments in information technology.

For the twelve months ended December 31, 2019, the Company repurchased 3.9 million shares at a total cost of $350 million for an average share price of $89.04.

GL 2019 FORM 10-K

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
•Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue.
•Net sales is annualized premium issued (gross premium that would be received during the policies' first year in force and assuming that none of the policies lapsed or terminated), net of cancellations in the first thirty days after issue, except in the case of our Direct to Consumer Division, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. We believe that net sales is a better indicator of the rate of premium growth as compared with annualized premium issued.
•First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

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

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$2,517,784	100	$2,406,555	100	$2,306,547	100

Policy obligations	1,638,053	65	1,591,790	66	1,549,602	67
Required interest on reserves	(666,168)	(26)	(636,040)	(26)	(607,007)	(26)
Net policy obligations	971,885	39	955,750	40	942,595	41
Commissions, premium taxes, and non-deferred acquisition expenses	203,052	8	190,007	8	177,111	8
Amortization of acquisition costs	639,383	25	608,497	25	582,504	25
Total expense	1,814,320	72	1,754,254	73	1,702,210	74
Insurance underwriting margin	$703,464	28	$652,301	27	$604,337	26

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Life insurance products are marketed through several distribution channels. Premium income by distribution channel for each of the last three years is as follows:

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,160,495	46	$1,081,333	45	$999,279	43
Direct to Consumer	855,543	34	828,935	34	812,907	35
Liberty National	285,551	11	278,878	12	274,635	12
Other	216,195	9	217,409	9	219,726	10
Total	$2,517,784	100	$2,406,555	100	$2,306,547	100

Annualized life premium in force was $2.6 billion at December 31, 2019, an increase of 5% over $2.5 billion a year earlier.

The following table shows net sales information for each of the last three years by distribution channel.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$237,587	55	$223,924	54	$223,259	54
Direct to Consumer	126,208	29	126,133	31	135,704	33
Liberty National	53,718	13	49,173	12	46,886	11
Other	12,301	3	13,293	3	10,233	2
Total	$429,814	100	$412,523	100	$416,082	100

The table below discloses first-year collected life premium by distribution channel.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$195,225	59	$190,680	60	$182,538	58
Direct to Consumer	82,615	25	82,432	26	92,057	29
Liberty National	39,840	12	36,463	11	33,191	10
Other	11,564	4	10,342	3	9,633	3
Total	$329,244	100	$319,917	100	$317,419	100

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The table below discloses average life exclusive producing agents by distribution channel.

Life Insurance
Average Producing Agent by Distribution Channel(1)

	2019	2018	2017	2019 Change	%	2018 Change	%
American Income	7,360	6,971	6,962	389	6	9	—
Liberty National	2,350	2,156	2,017	194	9	139	7
(1)The average producing agent count is based on the actual count at the end of each week during the year.

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads and obtaining referrals to ensure sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 46% of the Company's 2019 total. Net sales increased to $238 million in 2019 over the 2018 total of $224 million. Sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force.

American Income continues to focus on growing and strengthening the agency force, specifically through additional agency office openings and focus on middle-management growth. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a lead mapping and customer relationship management tool for the agency force. We anticipate this tool will help enhance agent productivity and agent retention.

The Direct to Consumer Division offers adult and juvenile life insurance through a variety of marketing approaches, including direct mailings, insert media, and electronic media. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology, and has focused on driving traffic to our inbound call center. The different approaches support and complement one another in the division's efforts to reach the consumer. The Direct to Consumer Division's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates.

While the juvenile market is an important source of sales, it also is a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a Direct to Consumer solicitation for life coverage on themselves than is the general adult population. Also, both juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. The underwriting margin, as a percent of premium, was 18% for the two years ended 2019.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency will help continue this growth. The underwriting margin as a percent of premium was 26%, up from 24% for the year ended 2018. The increase is primarily attributable to higher than normal policy obligations during 2018 compared with lower policy obligations during the same period in 2019.

The Liberty National Division average producing agent count increased 9% in 2019. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a customer relationship management (CRM) platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well improve the productivity of agents selling in the individual market.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The Other distribution channels offering life insurance include the Military Agency, the United American Division (which predominantly writes health insurance), and various smaller distribution channels. The Other channels contributed $216 million of life premium income, or 9% of Globe Life's total in 2019, but contributed only 3% of net sales for the year.
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

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$1,077,346	100	$1,015,339	100	$976,373	100

Policy obligations	687,764	64	649,188	64	628,640	65
Required interest on reserves	(87,289)	(8)	(83,243)	(8)	(77,792)	(8)
Net policy obligations	600,475	56	565,945	56	550,848	57
Commissions, premium taxes, and non-deferred acquisition expenses	94,973	8	88,553	9	86,044	9
Amortization of acquisition costs	138,260	13	124,788	12	119,973	12
Total expense	833,708	77	779,286	77	756,865	78
Insurance underwriting margin	$243,638	23	$236,053	23	$219,508	22

Health premium increased 6% from $1.02 billion in 2018 to $1.08 billion in 2019. Health underwriting margin increased 3% from $236 million in 2018 to $244 million in 2019. Further discussion is included below by distribution channel.

We market supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel for each of the last three years.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$416,582	39	$381,076	38	$364,128	37
Family Heritage	294,182	27	273,275	27	253,534	26
Liberty National	189,578	18	191,378	19	196,207	20
American Income	99,447	9	93,313	9	89,036	9
Direct to Consumer	77,557	7	76,297	7	73,468	8
Total	$1,077,346	100	$1,015,339	100	$976,373	100

Of total health premium ($1.1 billion), premium from limited-benefit plans comprise $556 million, or 52% of the total, for 2019 compared with $525 million in the prior year. Premium from Medicare Supplement products comprises the remaining 48% or $521 million for 2019 compared with $490 million in 2018. Annualized health premium in force was $1.14 billion at December 31, 2019, an increase of 6% over the prior year balance of $1.07 billion.

Presented below is a table of health net sales by distribution channel for the last three years.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$79,218	41	$69,967	41	$61,170	39
Family Heritage	65,626	34	60,268	35	56,534	36
Liberty National	24,504	13	22,098	13	20,407	13
American Income	18,059	10	14,432	8	13,943	9
Direct to Consumer	3,827	2	4,769	3	5,582	3
Total	$191,234	100	$171,534	100	$157,636	100

Of total net sales ($191 million), sales of limited-benefit plans comprise $108 million, or 57% of the total, for 2019 compared with $98 million in 2018. Medicare Supplement sales make up the remaining 43%, or $83 million for 2019 compared with $74 million in 2018.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The following table discloses first-year collected health premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$72,021	44	$62,720	42	$54,851	40
Family Heritage	50,204	31	47,422	32	44,535	33
Liberty National	19,698	12	17,809	12	16,427	12
American Income	17,142	11	15,249	10	14,673	11
Direct to Consumer	3,749	2	5,111	4	5,657	4
Total	$162,814	100	$148,311	100	$136,143	100
First-year premium related to limited-benefit plans comprise $88 million, or 54% of total first-year collected premium, for 2019 compared with $81 million in 2018. First-year collected premium from Medicare Supplement policies make up the remaining 46%, or $75 million for 2019 compared with $67 million in 2018.

A discussion of health operations by distribution channel follows.

The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Division represents 78% of all Medicare Supplement premium and 95% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 10% to $406 million in 2019 over the prior period balance of $370 million. Underwriting margin as a percent of premium was 14%, down from 16% for the prior year. This decrease was primarily due to higher policy obligations and amortization of deferred acquisition costs as a percentage of premium in 2019 compared with 2018.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 25%, up from 24% for the year ended December 31, 2018. The increase was primarily attributable to favorable policy obligations in the current period compared with the prior year. A focused effort across the division for more consistent recruiting activity along with two targeted incentive programs in the second half of 2019 helped drive the 5% average producing agent count growth in 2019 as noted below.

	2019	2018	2017	2019 Change	%	2018 Change	%
Average producing agents	1,112	1,064	995	48	5	69	7

The Liberty National Division represented 18% of all Globe Life health premium income at $190 million in 2019. Liberty National markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of Liberty National’s health business is now generated through worksite marketing targeting small businesses of 10 to 100 employees. In 2019, health premium income declined 1%, primarily attributable to the runoff of a block of discontinued Medicare Supplement policies previously sold by the division. Liberty National's first-year collected premium increased 11% to $20 million in 2019 compared with $18 million in 2018, reflecting the steady increase in net sales of limited-benefit plans in the division.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The American Income Life Division and the Direct to Consumer Division also market health products, although their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2019 and 16% in 2018. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division markets primarily Medicare Supplements to employer or union-sponsored groups, adding $4 million of Medicare Supplement net sales in 2019 and $5 million in 2018.

ANNUITIES

Our fixed annuity balances at the end of 2019 and 2018 were $1.10 billion and $1.18 billion, respectively. Underwriting margin was $9.5 million for 2019 and $10.4 million for 2018.

We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
INVESTMENTS

We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations and is the measure that we use to evaluate the performance of the investment segment as described in Note 14—Business Segments. It is defined as net investment income less both the required interest on net insurance policy liabilities and the interest cost associated with capital funding or “financing costs.”

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $7.8 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands except for per share data)

	2019	2018	2017
Net investment income	$910,459	$882,512	$847,885
Interest on net insurance policy liabilities:
Interest on reserves	(796,979)	(766,640)	(734,370)
Interest on deferred acquisition costs	228,431	219,298	210,380
Net required interest	(568,548)	(547,342)	(523,990)
Financing costs	(84,306)	(90,076)	(84,532)
Excess investment income	$257,605	$245,094	$239,363

Excess investment income per diluted share	$2.31	$2.13	$2.01

Mean invested assets (at amortized cost)	$17,026,058	$16,249,161	$15,376,781
Average net insurance policy liabilities(1)	10,068,120	9,744,200	9,359,780
Average debt and preferred securities (at amortized cost)	1,650,081	1,650,138	1,458,706
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income increased $13 million or 5% during 2019. Excess investment income per diluted common share increased 8% during 2019. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Net investment income increased at a compound annual growth rate of 4% during the last three years. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at yields lower than our average portfolio yield. In addition, we have reinvested the proceeds from bonds that matured or were called or otherwise disposed of at yield rates less than what we earned on these bonds before their maturity or disposition. We currently expect that the turnover rate of fixed maturity assets will be less than 3% in 2020 and the average annual turnover rate during the next five years will not exceed 1% to 1.5% of the portfolio. The following chart presents the growth in net investment income and the growth in mean invested assets.

	2019	2018	2017
Growth in net investment income	3.2%	4.1%	5.1%
Growth in mean invested assets (at amortized cost)	4.8%	5.7%	6.3%

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 115 to 120 basis points before the net unrealized gains on our fixed maturity portfolio as of December 31, 2019 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and the ability to hold our investments to maturity.

Required interest on net insurance policy liabilities reduces net investment income, as it is the amount of net investment income considered by management necessary to “fund” required interest on net insurance policy liabilities, which is the net of the benefit reserve liability and the deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note 14—Business Segments, management regards this as a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force.

The great majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandate that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block of 5.6% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength of our underwriting margins, we do not expect an extended low interest rate environment to cause a loss recognition event.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Information about interest on net policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2019
Life and Health	$518,623	$8,947,308	5.80%
Annuity	49,925	1,120,812	4.45
Total	$568,548	$10,068,120	5.65
Increase in 2019	3.87%	3.32%
2018
Life and Health	$493,557	$8,535,842	5.78%
Annuity	53,785	1,208,358	4.45
Total	$547,342	$9,744,200	5.62
Increase in 2018	4.46%	4.11%
2017
Life and Health	$468,038	$8,099,319	5.78%
Annuity	55,952	1,260,461	4.44
Total	$523,990	$9,359,780	5.60
Increase in 2017	4.90%	4.63%

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	2019	2018	2017
Interest on funded debt	$69,844	$74,324	$74,115
Interest on term loan	3,262	3,177	2,336
Interest on short-term debt	11,165	12,570	8,076
Other	35	5	5
Financing costs	$84,306	$90,076	$84,532

In 2019, financing costs decreased 6% due to the refinancing of a long-term debt instrument at a lower rate in late 2018. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt.

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

Despite our intent to hold fixed maturity investments for a long period of time, investments are occasionally sold or called, resulting in a realized gain or loss. These gains and losses generally occur only incidentally, usually as the

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
result of bonds sold because of deterioration in investment quality of issuers or calls by the issuers. Investment losses are also caused by write downs due to impairments. We do not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield, or which result from events that are beyond our control, are only secondary to our core insurance operations of providing insurance coverage to policyholders. In a bond exchange offer, bondholders may consent to exchange their existing bonds for another class of debt securities. The exchanges on our bonds have generally been the result of mergers and acquisitions, and are offered to move debt to the new or surviving entity.

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the three years ended December 31, 2019.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2019		2018		2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(1,933)	$(0.02)	$(11,005)	$(0.10)	$2,587	$0.02
Other(1)	17,223	0.16	15,520	0.14	20,292	0.17
Other-than-temporary impairments	—	—	—	—	(159)	—
Fair value option—change in fair value	992	0.01	2,093	0.01	—	—
Other	9	—	719	0.01	(2,503)	(0.02)
Realized investment gains (losses)	16,291	0.15	7,327	0.06	20,217	0.17
Loss on redemption of debt	—	—	(8,752)	(0.07)	(2,627)	(0.02)
Total realized gains (losses)	$16,291	$0.15	$(1,425)	$(0.01)	$17,590	$0.15
(1)During the three years ended December 31, 2019, 2018, and 2017, the Company recorded $243.2 million, $193.4 million and $84.3 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $16.2 million, $8.0 million, and $3.1 million, respectively in realized gains (losses), net of tax.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Investment Acquisitions. Globe Life's investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate since our expected future cash flows are generally stable and predictable and the likelihood that we will need to sell invested assets to raise cash is low. If longer-term securities that meet our quality and yield objectives are not available, we do not compromise on our quality objectives; instead, we consider investing in shorter-term or lower-yielding securities taking into consideration the slope of the yield curve and other factors such as risk adjusted capital adjusted returns.

During calendar years 2017 through 2019, Globe Life invested predominately in fixed maturity securities, primarily in corporate and municipal bonds with longer-term maturities. The following table summarizes selected information for fixed maturity purchases for the last three years. Premiums and discounts are amortized using the interest method. When amortized cost of a callable debt security exceeds the first call price, the premium is amortized to the earliest call date. Otherwise, the period of amortization or accretion generally extends from the purchase date to the maturity date.

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cost of acquisitions(1):
Investment-grade corporate securities	$922,927	$877,512	$1,308,567
Investment-grade municipal securities	627,967	269,360	—
Other investment-grade securities	10,483	8,708	6,042
Total fixed maturity acquisitions	$1,561,377	$1,155,580	$1,314,609

Effective annual yield (one year compounded)(2)	4.47%	4.97%	4.67%
Average life (in years to next call)	18.7	17.0	23.0
Average life (in years to maturity)	29.4	22.8	24.0
Average rating	A	A-	BBB+
(1)Fixed maturity acquisitions included unsettled trades of $8 million in 2019, $41 thousand in 2018 and $0 in 2017.
(2)Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

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

During 2018 and 2019, acquisitions consisted of securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade. In addition to the fixed maturity acquisitions, Globe Life invested $123 million in other long-term investments in 2019 and $94 million in 2018. These investments include commercial mortgage loan participations and investment funds. See Note—4 for further discussion.

New cash flow available for investment has been primarily provided through our insurance operations, cash received on existing investments, and proceeds from dispositions. While dispositions increase funds available for investment, as noted earlier in this discussion, they can also have a negative impact on investment income if the proceeds from the dispositions are reinvested at lower yields than the bonds that were disposed. Dispositions were $919 million in 2019 and $376 million in 2018.

In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority that they plan to phase out the floating rate, London Interbank Offered Rate (LIBOR), by the end of 2021. As of December 31, 2019, Globe

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Life had limited assets and liabilities that utilize LIBOR as a benchmark rate. As such, we do not expect the phase out of LIBOR to have a meaningful impact on our operations.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's other investments in Other Investment Information within Note 4—Investments.

Selected information concerning the fixed-maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At December 31,
	2019	2018
Average annual effective yield(1)	5.41%	5.55%
Average life, in years, to:
Next call(2)	16.8	16.9
Maturity(2)	19.2	18.7
Effective duration to:
Next call(2,3)	10.8	10.0
Maturity(2,3)	11.8	10.8
(1)Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)Globe Life calculates the average life and duration of the fixed maturity portfolio two ways:
(a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and
(b) based on the maturity date of all bonds, whether callable or not.
(3)Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2019 and 2018.

Fixed Maturities by Sector
December 31, 2019
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,833	$3,114	$(6,542)	$54,405	$2,111,735	$394,326	$(9,277)	$2,496,784	13	13
Banks	27,045	—	(1,196)	25,849	904,449	175,771	(1,300)	1,078,920	6	6
Other financial	97,580	737	(11,519)	86,798	1,085,733	131,099	(11,730)	1,205,102	7	6
Total financial	182,458	3,851	(19,257)	167,052	4,101,917	701,196	(22,307)	4,780,806	26	25
Utilities
Electric	47,298	1,059	(1,399)	46,958	1,418,359	342,302	(1,484)	1,759,177	9	9
Gas and water	—	—	—	—	519,379	73,812	(81)	593,110	3	3
Total utilities	47,298	1,059	(1,399)	46,958	1,937,738	416,114	(1,565)	2,352,287	12	12
Industrial - Energy
Pipelines	85,428	396	(5,839)	79,985	934,884	141,705	(6,803)	1,069,786	6	6
Exploration and production	17,129	400	(127)	17,402	559,826	96,312	(335)	655,803	3	3
Oil field services	—	—	—	—	49,818	10,982	—	60,800	—	—
Refiner	—	—	—	—	89,692	20,641	—	110,333	1	1
Driller	44,748	—	(26,586)	18,162	44,749	—	(26,587)	18,162	—	—
Total energy	147,305	796	(32,552)	115,549	1,678,969	269,640	(33,725)	1,914,884	10	10
Industrial - Basic materials
Chemicals	—	—	—	—	608,081	61,263	(325)	669,019	4	3
Metals and mining	10,563	1,643	—	12,206	398,477	86,138	(58)	484,557	2	3
Forestry products and paper	—	—	—	—	111,011	15,700	—	126,711	1	1
Total basic materials	10,563	1,643	—	12,206	1,117,569	163,101	(383)	1,280,287	7	7
Industrial - Consumer, non-cyclical	33,474	411	(5,504)	28,381	2,126,768	303,088	(6,875)	2,422,981	13	13
Other industrials	25,752	2,648	—	28,400	1,309,149	199,765	(539)	1,508,375	8	8
Industrial - Transportation	25,996	1,245	(16)	27,225	570,694	107,704	(127)	678,271	3	4
Other corporate sectors	130,069	7,105	(6,401)	130,773	1,390,497	182,250	(8,841)	1,563,906	8	8
Total corporates	602,915	18,758	(65,129)	556,544	14,233,301	2,342,858	(74,362)	16,501,797	87	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	1,981,243	202,325	(1,318)	2,182,250	12	12
Collateralized debt obligations	56,990	24,298	(7,184)	74,104	56,990	24,298	(7,184)	74,104	—	—
Other asset-backed securities	14,250	—	(371)	13,879	143,651	5,066	(371)	148,346	1	1
Mortgage-backed securities(1)	—	—	—	—	591	59	—	650	—	—
Total fixed maturities	$674,155	$43,056	$(72,684)	$644,527	$16,415,776	$2,574,606	$(83,235)	$18,907,147	100	100
(1)Includes Government National Mortgage Association (GNMA).

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio, representing 87% of amortized cost and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At December 31, 2019, the total fixed maturity portfolio consisted of 656 issuers.

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
(1)Includes Government National Mortgage Association (GNMA).

At December 31, 2019, fixed maturities had a fair value of $18.9 billion, compared with $16.3 billion at December 31, 2018. The net unrealized gain position in the fixed-maturity portfolio increased from $544.5 million at December 31, 2018 to $2.5 billion at December 31, 2019 due to decreases in interest rates during the period.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
For more information about our fixed maturity portfolio by component at December 31, 2019 and 2018, including a discussion of other-than-temporary impairments, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at December 31, 2019 and 2018 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the chart below are private placement fixed maturity holdings of $581 million at amortized cost ($609 million at fair value) for which the ratings were assigned by the third party managers.

Fixed Maturities by Rating
At December 31, 2019
(Dollar amounts in thousands)

	Amortized Cost	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$769,564	5	$841,176	4
AA	1,311,902	8	1,455,815	8
A	4,608,959	28	5,603,235	30
BBB+	3,509,311	21	4,119,737	22
BBB	3,818,589	23	4,309,394	23
BBB-	1,723,296	11	1,933,263	10
Total investment grade	15,741,621	96	18,262,620	97	A-

Below investment grade:
BB	465,296	3	450,925	2
B	107,653	1	96,077	—
Below B	101,206	—	97,525	1
Total below investment grade	674,155	4	644,527	3	B+
	$16,415,776	100	$18,907,147	100

Weighted average composite quality rating					A-

GL 2019 FORM 10-K

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

The overall quality rating of the portfolio has increased to A- from BBB+ since the prior year, the first time the overall rating of the portfolio has been A- since 2016. The increase was aided by reduced exposure to below investment grade securities as well as acquisitions of fixed maturities rated A and above, primarily in the municipal sector.

Fixed maturities rated BBB are 55% of the total portfolio as compared to 58% at the end of 2018. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, commercial mortgages, and asset-backed securities. Additionally, the Company does not participate in securities lending, has no off-balance sheet investments, and has no exposure to European sovereign debt as of December 31, 2019. BBB securities provide the Company with the best risk adjusted capital adjusted returns, largely due to our unique ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Twelve Months Ended December 31,
	2019	2018
Balance at beginning of period	$666,061	$702,256
Downgrades by rating agencies	154,424	29,724
Upgrades by rating agencies	(65,693)	(10,934)
Dispositions	(84,902)	(58,827)
Amortization and other	4,265	3,842
Balance at end of period	$674,155	$666,061

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost were 13% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of December 31, 2019.

Market Risk Sensitivity. Globe Life's investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the Company’s investment portfolio. Since 95% of the book value of our investments is attributable to fixed maturity investments (and virtually all of these investments are fixed-rate investments), the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio rising, and increases in interest rates cause the fair value to decline. Under normal market conditions, we are not concerned about unrealized losses that are interest rate driven since we would not expect to realize them. We have the intent, and more importantly, the ability to hold our investments to maturity. The long-term nature of our insurance policy liabilities and strong operating cash-flow substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, as is permitted by GAAP, these liabilities are not recorded at fair value.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed maturity portfolio at December 31, 2019 and 2018. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

	At December 31,
Change in Interest Rates(1)	2019	2018
(200)	$23,910,000	$20,264,000
(100)	21,212,000	18,128,000
0	18,907,000	16,298,000
100	16,930,000	14,720,000
200	15,226,000	13,352,000
(1) In basis points.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
OPERATING EXPENSES

Operating expenses are included in the Corporate and Other segment and are classified into two categories: insurance administrative expenses and expenses of the Parent Company. Insurance administrative expenses generally include expenses incurred after a policy has been issued. As these expenses relate to premium for a given period, management measures the expenses as a percentage of premium income. The Company also views stock-based compensation expense as a Parent Company expense. Expenses associated with the issuance of our insurance policies are reflected as acquisition expenses and included in the determination of underwriting margin.

The following table is an analysis of operating expenses for the three years ended December 31, 2019.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2019		2018		2017
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$102,862	2.8	$100,688	2.9	$96,185	2.9
Other employee costs	34,947	1.0	35,565	1.0	33,539	1.0
Information technology costs	42,927	1.2	29,286	0.9	26,048	0.8
Legal costs	10,286	0.3	9,187	0.3	8,752	0.3
Other administrative costs	49,299	1.4	49,215	1.4	46,066	1.4
Total insurance administrative expenses	240,321	6.7	223,941	6.5	210,590	6.4

Parent company expense	10,260		10,684		9,631
Stock compensation expense	44,843		39,792		37,034
Administrative settlements	400		3,590		—
Legal proceedings	8,358		—		—
Non-operating fees	643		1,578		—
Total operating expenses, per Consolidated Statements of Operations	$304,825		$279,585		$257,255

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Total insurance administrative expenses increase (decrease) over prior year	$16,380	7.3	$13,351	6.3	$13,992	7.1
Total operating expenses increase (decrease) over prior year	25,240	9.0	22,330	8.7	25,191	10.9

The 7.3% increase in insurance administrative expenses was primarily due to an increase in information technology expenses. The increase in information technology costs reflects investments related to data analytics capabilities, administrative systems modernization, and information security programs. The increase in stock-based compensation expense was primarily due to higher expense associated with equity awards, reflecting the Parent Company's increasing share price over the past several years.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
SHARE PURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed quarterly by management and annually reaffirmed by the Board of Directors. The program was reaffirmed on August 8, 2019. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Parent Company shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders.

The following table summarizes share purchase activity for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2019		2018		2017
Purchases with:	Shares	Amount	Shares	Amount	Shares	Amount
Share repurchase program	3,932	$350,080	4,406	$371,794	4,126	$324,622
Option proceeds	1,209	109,489	571	49,955	1,103	88,367
Total	5,141	$459,569	4,977	$421,749	5,229	$412,989

With the significant pullback of the overall stock market in December 2018, the Company accelerated approximately $25 million of repurchases from 2019 to 2018 at an average price of approximately $76.00. The repurchases were paid from cash at the Parent Company and issuance of commercial paper.

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow at the Parent Company.

GL 2019 FORM 10-K

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

Insurance Subsidiary Liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Cash inflows for the insurance subsidiaries primarily include premium and investment income. In addition to investment income, maturities and scheduled repayments in the investment portfolio are cash in-flows. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. The funds to provide for policy benefits, the majority of which are paid in future periods, are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restrictions. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the leading source of the excess cash is investment income, a significant portion of the excess cash also comes from underwriting income due to our high underwriting margins and effective expense control.

Parent Company Liquidity. Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent Company, and Parent Company dividends to Globe Life shareholders.

	Year Ended December 31,
	Projected 2020	2019	2018	2017
Liquidity Sources:
Dividends from Subsidiaries	$490,000	$479,988	$448,142	$453,904
Excess Cash Flows	385,000	374,232	349,243	329,556

For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 12—Shareholders' Equity. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Short-Term Borrowings. An additional source of Parent Company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While Globe Life can request the extension, it is not guaranteed. The facility is further designated as a back-up line of credit for a commercial paper program as well as the stand-by letters of credit as discussed below. As of December 31, 2019, we had available $310 million of additional borrowing capacity under this facility, compared with $293 million a year earlier. There have been no difficulties in accessing the commercial paper market during the three years ended December 31, 2019. The facility will mature in May 2021.

The Parent Company expects to have readily available funds for 2020 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows provided from continuing operations were $1.35 billion in 2019, compared with $1.28 billion in 2018. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities in the amount of $840 million in 2019, compared with $344 million in 2018.

Our cash and short-term investments were $114 million at the end of 2019 compared with $184 million at the end of 2018. In addition to these liquid assets, the entire $18.9 billion (fair value at December 31, 2019) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities which are temporarily impaired until they mature. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Off-Balance Sheet Arrangements. As a part of its aforementioned credit facility, Globe Life had outstanding $150 million in stand-by letters of credit at December 31, 2019. On April 2, 2019, the letters of credit were amended to reduce the amount outstanding from $155 million as of December 31, 2018. These letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Globe Life to obtain third-party financing, which could cause an insignificant increase in financing costs.

As of December 31, 2019, we had no unconsolidated affiliates and no guarantees of the obligations of third party entities. All of the Parent Company's guarantees were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 6—Commitments and Contingencies.

The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2019.

Contractual Obligations
(Dollar amounts in thousands)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,647,726	$1,667,487	$299,375	$227,500	$165,612	$975,000
Debt—interest(2)	12,357	1,203,019	71,771	136,640	104,879	889,729
Capital leases	—	—	—	—	—	—
Operating leases	12,770	31,689	5,367	9,084	5,559	11,679
Purchase obligations(3)	51,978	307,629	28,714	34,035	12,184	232,696
Postretirement obligations(4)	223,253	321,872	24,082	53,967	61,832	181,991
Future insurance obligations(5)	14,508,134	57,314,278	1,683,715	3,239,176	3,103,830	49,287,557
Total	$16,456,218	$60,845,974	$2,113,024	$3,700,402	$3,453,896	$51,578,652

(1)Debt is itemized in Note 11—Debt.
(2)Interest on debt is based on our fixed contractual obligations.
(3)Purchase obligations include various long-term non-cancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests.
(4)Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Globe Life in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Globe Life's Consolidated Balance Sheets. At December 31, 2019 these pension obligations were $665 million, offset by assets of $469 million in the pension assets. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 9—Postretirement Benefits for more information on pension obligations.
(5)Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2019. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. The Company concludes that the assets supporting the liability of $15 billion at December 31, 2019, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and the current maturity of funded debt), long-term debt, and shareholders’ equity.

Debt: The carrying value of the long-term debt was $1.3 billion at December 31, 2019, which decreased from $1.4 billion a year earlier. A complete analysis and description of long-term debt issues outstanding is presented in Note 11—Debt.

On September 27, 2018, the Parent Company completed the issuance and sale of $550 million in aggregate principal of the Company's 4.55% Senior Notes due 2028. The notes were sold pursuant to the Company's shelf registration statement on Form S-3. The net proceeds from the sale of the notes were $543 million, after giving effect to the underwriting discounts and commissions and offering expenses payable by the Parent Company. The Company used the net proceeds from the sale of the notes to redeem the $293 million outstanding principal amount on the Company's 9.25% Senior Notes on October 29, 2018, the payment of $11 million for the make-whole premium plus accrued and unpaid interest of $10 million, and to fund $150 million of additional capital to its insurance subsidiaries. The Parent Company used the remaining net proceeds to repay outstanding commercial paper and for general corporate purposes.

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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2019, Globe Life targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company concludes that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. As of December 31, 2019, our consolidated Company Action Level RBC ratio was 318%.

Globe Life is targeting a consolidated Company Action Level RBC ratio in the range of 300% to 320% for 2020.

Shareholder's Equity: As noted under the caption Analysis of Share Purchases within this report, we have an ongoing share repurchase program.

Globe Life has continually increased the quarterly dividend on its common shares over the past three years.

	Year Ended December 31,
	Projected 2020	2019	2018	2017
Quarterly dividend by annual year	$0.1875	$0.1725	$0.1600	$0.1500

Shareholders’ equity was $7.3 billion at December 31, 2019, compared with $5.4 billion at December 31, 2018, an increase of $1.9 billion or 35%. During the twelve months since December 31, 2018, shareholders’ equity was increased by $1.5 billion of after-tax unrealized gains as well as $761 million of net income during this period. Shareholders' equity was reduced by $350 million in share purchases under the repurchase program and an additional $109 million in share purchases to offset the dilution from stock option exercises.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Possible uses of excess cash flow include, but are not limited to, share repurchases, acquisitions, increases in shareholder dividends, investment in securities, or repayment of short-term debt. We will determine the best use of excess cash

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
after ensuring that targeted capital levels are maintained in our insurance subsidiaries. If market conditions are favorable, we currently expect that share repurchases will continue to be a primary use of those funds.

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

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	December 31, 2019		December 31, 2018		December 31, 2017
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$18,907,147	$2,491,371	$16,297,932	$544,461	$16,969,325	$1,974,224
Deferred acquisition costs(2)	4,341,941	(7,488)	4,137,925	(5,270)	3,958,063	(10,819)
Total assets	25,977,460	2,483,883	23,095,722	539,191	23,474,985	1,963,405
Short-term debt	298,738	—	307,848	—	328,067	—
Long-term debt	1,348,988	—	1,357,185	—	1,132,201	—
Shareholders' equity	7,294,307	1,962,268	5,415,177	425,961	6,231,421	1,551,090

Book value per diluted share	66.02	17.76	48.11	3.79	52.95	13.18
Debt to capitalization(3)	18.4%	(5.2)%	23.5%	(1.5)%	19.0%	(4.8)%

Diluted shares outstanding	110,494		112,561		117,696
Actual shares outstanding	107,720		110,693		114,593
(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following table presents these ratings for our five largest insurance subsidiaries at December 31, 2019.

	Standard & Poor’s	A.M. Best
Liberty National Life Insurance Company	AA-	A+ (Superior)
Globe Life And Accident Insurance Company	AA-	A+ (Superior)
United American Insurance Company	AA-	A+ (Superior)
American Income Life Insurance Company	AA-	A+ (Superior)
Family Heritage Life Insurance Company of America	NR	A+ (Superior)

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

OTHER ITEMS

Litigation. For more information concerning litigation, please refer to Note 6—Commitments and Contingencies.

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

Approximately 89% of our liabilities for future policy benefits at December 31, 2019 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies.

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Over 99% of our recorded amounts for deferred acquisition costs at December 31, 2019 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2019.

Less than 1% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts.

Policy Claims and Other Benefits Payable. This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to us. The estimate of unreported claims is based on prior experience and is made after careful evaluation of all information available to us. However, the factors upon which these estimates are based can be subject to change from historical patterns. Factors involved include the litigation environment, regulatory mandates, and the introduction of policy types for which claim patterns are not well established, and medical trend rates and medical cost inflation as they affect our health claims. Changes in these estimates, if any, are reflected in the earnings of the period in which the adjustment is made. The Company concludes that the estimates used to produce the liability for claims and other benefits, including the estimate of unsubmitted claims, are the most appropriate under the circumstances. However, there is no certainty that the resulting stated liability will be our ultimate obligation. At this time, we do not expect any change in this estimate to have a material impact on earnings or financial position consistent with our historical experience.

Valuation of Fixed Maturities. We hold a substantial investment in high-quality fixed maturities to provide for the funding of our future policy contractual obligations over long periods of time. While these securities are generally expected to be held to maturity, they are classified as available for sale and are sold from time to time, primarily to manage risk. We report this portfolio at fair value. Fair value is the price that we would expect to receive upon sale of the asset in an orderly transaction. The fair value of the fixed maturity portfolio is primarily affected by changes in interest rates in financial markets. Because of the size of our fixed maturity portfolio and the long average life, small changes in rates can have a significant effect on the portfolio and the reported financial position of the Company. This impact is disclosed in 100 basis point increments under the caption Market Risk Sensitivity in this report. However, as discussed under the caption Financial Condition in this report, the Company regards these unrealized fluctuations in value as having no meaningful impact on our actual financial condition and, as such, we remove them from consideration when viewing our financial position and financial ratios.

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Defined benefit pension plans. We maintain funded defined benefit plans covering most full-time employees. We also have an unfunded nonqualified defined benefit plan covering certain key and other employees. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2019, our gross liability under these plans was $665 million, but was offset by assets of $469 million.

The actuarial assumptions used in determining our obligations for pensions include employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. These assumptions have an important effect on the pension obligation. A decrease in the discount rate or rate of return on plan assets will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2019 and projected benefit obligation as of December 31, 2019.

Pension Assumptions
(Dollar amounts in thousands)

Assumption	Change(1)	Impact on Expense	Impact on Projected Benefit Obligation

Discount Rate(2):
Increase	25	$(3,369)	$(25,800)
Decrease	(25)	3,564	27,419
Expected Return(3):
Increase	25	(1,108)	—
Decrease	(25)	1,108	—
(1)In basis points.
(2)The discount rate for determining the net periodic benefit cost was 4.37% for 2019. The discount rate used for determining the projected benefit obligation as of December 31, 2019 was 3.49%.
(3)The expected long-term return rate assumed was 6.72%.

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements Index

GL 2019 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Globe Life Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Globe Life Inc. and subsidiaries (Globe Life) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Globe Life as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Globe Life's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on Globe Life's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of Globe Life's management. Our responsibility is to express an opinion on Globe Life's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Globe Life in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investments in Fixed Maturities Classified as Available for Sale — Significant Unobservable Inputs - Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

Investments in fixed maturities classified as available for sale are reported at fair value in the financial statements. The investments without readily determinable market values are valued using significant unobservable inputs such as credit ratings and discount rates. These inputs involve considerable judgment by management.

We identified investments in fixed maturities classified as available for sale without readily determinable market values as a critical audit matter because of the unobservable inputs used by management to estimate fair value.

GL 2019 FORM 10-K

Auditing these inputs required especially subjective judgment and required the involvement of our fair value specialists to fully evaluate them.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the unobservable inputs used by management to estimate the fair value of investments in fixed maturities classified as available for sale included the following, among others:

•We tested the effectiveness of controls over investments in fixed maturities classified as available for sale, including management’s controls over the determination of unobservable inputs and fair value.
•We tested the accuracy and completeness of underlying data used in the determination of the fair value (e.g., investments owned at the balance sheet date and relevant security attributes).
•With the assistance of our fair value specialists, we developed independent estimates of fair value for a selection of securities and compared our estimates to management’s estimates.

Future Policy Benefits and Amortization of Deferred Acquisition Costs — Certain Underlying Assumptions - Refer to Note 1 to the Financial Statements

Critical Audit Matter Description

The Company’s management sets assumptions in (1) recording a liability for policy benefit payments that will be made in the future (future policy benefits) and (2) determining amortization of deferred acquisition costs. The most significant assumptions include mortality, morbidity, and persistency. Assumptions are determined based upon published studies and analysis of Company specific experience, adjusted for changes in exposure and other relevant factors. Given the inherent uncertainty of these significant assumptions, auditing the development of such assumptions involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the assumptions used in the development of future policy benefits and the amortization of deferred acquisition costs included the following, among others:

•We tested the effectiveness of controls over the assumption development process and the valuation of future policy benefits.
•We tested the underlying data used in the development of the assumptions as well as in the determination of the liability for future policy benefits and the amortization of deferred acquisition costs.
•We evaluated management’s selected actuarial assumptions, including testing the accuracy and completeness of the supporting experience studies.
•With the assistance of our actuarial specialists, we evaluated management’s judgments regarding the assumptions used in the development of future policy benefits and the amortization of deferred acquisition costs.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 26, 2020

We have served as Globe Life's auditor since 1999.

GL 2019 FORM 10-K

GLOBE LIFE INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31,
	2019	2018
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2019—$16,415,776; 2018—$15,753,471)	$18,907,147	$16,297,932
Policy loans	575,492	550,066
Other long-term investments (includes: 2019—$185,851; 2018—$108,241 under the fair value option)	326,347	207,258
Short-term investments	38,285	63,288
Total investments	19,847,271	17,118,544
Cash	75,933	121,026
Accrued investment income	245,129	243,003
Other receivables	441,662	415,157
Deferred acquisition costs	4,341,941	4,137,925
Goodwill	441,591	441,591
Other assets	583,933	549,899
Assets related to discontinued operations	—	68,577
Total assets	$25,977,460	$23,095,722
Liabilities:
Future policy benefits	$14,508,134	$13,953,826
Unearned and advance premiums	63,709	61,208
Policy claims and other benefits payable	365,402	350,826
Other policyholders' funds	96,282	97,459
Total policy liabilities	15,033,527	14,463,319
Current and deferred income taxes	1,476,832	1,047,737
Short-term debt	298,738	307,848
Long-term debt (estimated fair value: 2019—$1,473,364; 2018—$1,384,455)	1,348,988	1,357,185
Other liabilities	525,068	453,270
Liabilities related to discontinued operations	—	51,186
Total liabilities	18,683,153	17,680,545
Commitments and Contingencies (Note 6)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2019 and 2018	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2019—117,218,183 issued; 2018— 121,218,183 issued)	117,218	121,218
Additional paid-in-capital	531,554	524,414
Accumulated other comprehensive income (loss)	1,844,830	319,475
Retained earnings	5,551,329	5,213,468
Treasury stock, at cost: (2019—9,497,940 shares; 2018—10,525,147 shares)	(750,624)	(763,398)
Total shareholders' equity	7,294,307	5,415,177
Total liabilities and shareholders' equity	$25,977,460	$23,095,722

See accompanying Notes to Consolidated Financial Statements.

GL 2019 FORM 10-K

GLOBE LIFE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Life premium	$2,517,784	$2,406,555	$2,306,547
Health premium	1,077,346	1,015,339	976,373
Other premium	4	12	15
Total premium	3,595,134	3,421,906	3,282,935

Net investment income	910,459	882,512	847,885
Realized gains (losses)	20,621	(1,804)	23,611
Other income	1,318	1,137	1,142
Total revenue	4,527,532	4,303,751	4,155,573

Benefits and expenses:
Life policyholder benefits	1,638,053	1,591,790	1,558,261
Health policyholder benefits	687,764	649,188	633,778
Other policyholder benefits	31,532	34,264	35,836
Total policyholder benefits	2,357,349	2,275,242	2,227,875

Amortization of deferred acquisition costs	551,726	516,690	490,403
Commissions, premium taxes, and non-deferred acquisition costs	298,047	278,487	264,860
Other operating expense	304,825	279,585	257,255
Interest expense	84,306	90,076	84,532
Total benefits and expenses	3,596,253	3,440,080	3,324,925

Income before income taxes	931,279	863,671	830,648
Income tax benefit (expense)	(170,397)	(162,161)	627,615
Income from continuing operations	760,882	701,510	1,458,263

Income (loss) from discontinued operations, net of tax	(92)	(44)	(3,769)
Net income	$760,790	$701,466	$1,454,494

Basic net income (loss) per common share:
Continuing operations	$6.97	$6.22	$12.53
Discontinued operations	—	—	(0.03)
Total basic net income per common share	$6.97	$6.22	$12.50

Diluted net income (loss) per common share:
Continuing operations	$6.83	$6.09	$12.26
Discontinued operations	—	—	(0.04)
Total diluted net income per common share	$6.83	$6.09	$12.22

See accompanying Notes to Consolidated Financial Statements.

GL 2019 FORM 10-K

GLOBE LIFE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$760,790	$701,466	$1,454,494

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	1,959,596	(1,426,581)	950,088
Reclassifications adjustments included in net income	(13,837)	(1,758)	(35,001)
Foreign exchange adjustment on securities recorded at fair value	1,151	(1,424)	1,326
Unrealized gains (losses) on fixed maturities	1,946,910	(1,429,763)	916,413

Unrealized gains (losses) on other investments	11,255	(5,155)	5,008
Total unrealized investment gains (losses)	1,958,165	(1,434,918)	921,421
Less applicable tax (expense) benefit	(411,213)	301,327	(322,553)
Unrealized gains (losses) on investments, net of tax	1,546,952	(1,133,591)	598,868

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	(2,218)	5,549	(538)
Less applicable tax (expense) benefit	465	(1,165)	188
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	(1,753)	4,384	(350)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	7,042	(12,417)	11,389
Less applicable tax (expense) benefit	(1,479)	2,610	(2,937)
Foreign exchange translation adjustments, other than securities, net of tax	5,563	(9,807)	8,452

Pension:
Amortization of pension costs	8,474	15,095	12,436
Plan amendments	—	(2,377)	—
Experience gain (loss)	(40,636)	30,591	(31,933)
Pension adjustments	(32,162)	43,309	(19,497)
Less applicable tax (expense) benefit	6,755	(9,094)	6,827
Pension adjustments, net of tax	(25,407)	34,215	(12,670)

Other comprehensive income (loss)	1,525,355	(1,104,799)	594,300
Comprehensive income (loss)	$2,286,145	$(403,333)	$2,048,794

See accompanying Notes to Consolidated Financial Statements.

GL 2019 FORM 10-K

GLOBE LIFE INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Year Ended December 31, 2017
Balance at January 1, 2017	$—	$127,218	$490,421	$577,574	$3,890,798	$(519,150)	$4,566,861
Comprehensive income (loss)	—	—	—	594,300	1,454,494	—	2,048,794
Common dividends declared ($0.60 per share)	—	—	—	—	(69,494)	—	(69,494)
Acquisition of treasury stock	—	—	—	—	—	(412,989)	(412,989)
Stock-based compensation	—	—	30,190	—	(606)	7,450	37,034
Exercise of stock options	—	—	—	—	(38,333)	99,548	61,215
Tax Reform Reclassifications	—	—	—	252,400	(252,400)	—	—
Retirement of treasury stock	—	(3,000)	(12,135)	—	(178,251)	193,386	—
Balance at December 31, 2017	—	124,218	508,476	1,424,274	4,806,208	(631,755)	6,231,421

Year Ended December 31, 2018
Adoption of ASU 2016-01(1)	—	—	—	—	4,896	—	4,896
Comprehensive income (loss)	—	—	—	(1,104,799)	701,466	—	(403,333)
Common dividends declared ($0.64 per share)	—	—	—	—	(71,941)	—	(71,941)
Acquisition of treasury stock	—	—	—	—	—	(421,749)	(421,749)
Stock-based compensation	—	—	28,836	—	(1,803)	12,759	39,792
Exercise of stock options	—	—	—	—	(24,811)	60,902	36,091
Retirement of treasury stock	—	(3,000)	(12,898)	—	(200,547)	216,445	—
Balance at December 31, 2018	—	121,218	524,414	319,475	5,213,468	(763,398)	5,415,177

Year Ended December 31, 2019
Adoption of ASU 2016-02(2)	—	—	—	—	(392)	—	(392)
Comprehensive income (loss)	—	—	—	1,525,355	760,790	—	2,286,145
Common dividends declared ($0.69 per share)	—	—	—	—	(75,060)	—	(75,060)
Acquisition of treasury stock	—	—	—	—	—	(459,569)	(459,569)
Stock-based compensation	—	—	25,132	—	(6,817)	26,528	44,843
Exercise of stock options	—	—	—	—	(51,892)	135,055	83,163
Retirement of treasury stock	—	(4,000)	(17,992)	—	(288,768)	310,760	—
Balance at December 31, 2019	$—	$117,218	$531,554	$1,844,830	$5,551,329	$(750,624)	$7,294,307
(1)Adoption of ASU 2016-01 on January 1, 2018.
(2)On January 1, 2019, Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), became effective and the Company recorded a cumulative-effect adjustment to the opening balance of retained earnings to account for the adoption. See further discussion in Note 1—Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements.

GL 2019 FORM 10-K

GLOBE LIFE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$760,790	$701,466	$1,454,494
Adjustments to reconcile net income from continuing operations to cash provided from continuing operations:
Loss (income) from discontinued operations, net of income taxes	92	44	3,769
Increase (decrease) in future policy benefits	661,567	664,997	687,407
Increase (decrease) in other policy benefits	15,900	17,134	31,784
Deferral of policy acquisition costs	(753,661)	(699,551)	(660,134)
Amortization of deferred policy acquisition costs	551,726	516,690	490,403
Change in current and deferred income taxes	68,588	69,369	(700,660)
Realized (gains) losses	(20,621)	1,804	(23,611)
Other, net	62,194	4,463	67,933
Net cash provided from (used for) continuing operations	1,346,575	1,276,416	1,351,385
Net cash provided from (used for) discontinued operations	17,299	1,231	77,673
Cash provided from (used for) operating activities	1,363,874	1,277,647	1,429,058

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	79,108	32,021	67,246
Fixed maturities available for sale—matured or other redemptions	840,222	343,712	488,843
Other long-term investments	5,134	477	3,534
Total investments sold or matured	924,464	376,210	559,623
Acquisition of investments:
Fixed maturities—available for sale	(1,552,956)	(1,155,539)	(1,314,609)
Other long-term investments	(123,332)	(93,631)	(55,096)
Total investments acquired	(1,676,288)	(1,249,170)	(1,369,705)
Net (increase) decrease in policy loans	(25,426)	(20,537)	(21,554)
Net (increase) decrease in short-term investments	34,003	63,783	(55,031)
Additions to properties	(42,203)	(45,092)	(20,285)
Sale of other assets	32	1,987	18
Investments in low-income housing interests	(23,893)	(23,404)	(19,890)
Cash provided from (used for) investing activities	(809,311)	(896,223)	(926,824)

Cash provided from (used for) financing activities:
Issuance of common stock	83,163	36,091	61,215
Cash dividends paid to shareholders	(74,188)	(71,421)	(68,831)
Repayment of debt	(6,875)	(327,762)	(126,875)
Proceeds from issuance of debt	—	550,000	125,000
Payment for debt issuance costs	—	(6,969)	(1,661)
Net borrowing (repayment) of commercial paper	(11,610)	(22,719)	61,092
Acquisition of treasury stock	(459,569)	(421,749)	(412,989)
Net receipts (payments) from deposit-type products	(121,429)	(126,991)	(90,932)
Cash provided from (used for) financing activities	(590,508)	(391,520)	(453,981)

Effect of foreign exchange rate changes on cash	(9,148)	12,559	(5,853)
Net increase (decrease) in cash	(45,093)	2,463	42,400
Cash at beginning of year	121,026	118,563	76,163
Cash at end of year	$75,933	$121,026	$118,563

See accompanying Notes to Consolidated Financial Statements.

GL 2019 FORM 10-K

GLOBE LIFE INC.
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

"Globe Life" and the "Company" refer to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and its subsidiaries and affiliates. Its primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company.

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

Principles of Consolidation: The consolidated financial statements include the results of Globe Life Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. When Globe Life acquires a subsidiary or a block of business, the assets acquired and the liabilities assumed are measured at fair value at the acquisition date. Any excess of acquisition cost over the fair value of net assets is recorded as goodwill. Expenses incurred to effect the acquisition are charged to earnings as of the acquisition date. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

Globe Life accounts for its variable interest entities (VIEs) under accounting guidance which clarifies the definition of a variable interest and the instructions for consolidating VIEs. Only primary beneficiaries are required or allowed to consolidate VIEs. Therefore, a company may have voting control of a VIE, but if it is not the primary beneficiary, it is not permitted to consolidate the VIE. The investments are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Globe Life involvement is limited to its limited partnership interest in the entities. The Company has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value. The Company has approximately 1% of its investments in low-income housing tax credits and certain limited partnerships ('investment funds") that qualify as an unconsolidated VIE.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Discontinued Operations: When a component of Globe Life's business is sold or expected to be sold during the ensuing year, the Company considers whether the criteria of ASC 205-20, Discontinued Operations, have been met, which includes evaluating if the disposal of a component represents a strategic shift that has, or will have, a major effect on the Company. If the disposal meets the criteria for discontinued operations, the assets and liabilities are segregated and recorded in the Consolidated Balance Sheets as "Assets and Liabilities related to discontinued operations" for all periods presented. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The results of operations for the discontinued component are reported in "Income from discontinued operations, net of tax" in the Consolidated Statements of Operations for current and prior periods. Discontinued operations are reported commencing in the period in which the business is either disposed of or meets the accounting criteria for discontinued operations, including any gain or loss recognized on the sale or adjustment of the carrying amount to the estimated fair value less cost to sell.

In 2016, Globe Life sold one of its operating segments, Medicare Part D. The financial results of this business are excluded from the Company's continuing operations including the Notes to the Consolidated Financial Statements. The Company received final settlement related to the assets and liabilities in 2019.

Investments: Globe Life classifies all of its fixed maturity investments as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of taxes, reflected directly in accumulated other comprehensive income ("AOCI"). Policy loans, which represent loans provided to policyholders using cash values as collateral, are carried at unpaid principal balances. Other long-term investments include limited partnerships, commercial mortgage loan participations, equity securities, and real estate. Investments in equity securities are reported at fair value with changes in fair value, net of taxes, reflected directly in "Realized Gains (Losses)" in the Consolidated Statements of Operations. Investments in real estate are reported at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life. Investments in limited partnerships consist of low-income housing tax credits and investment funds. We have elected the fair value option method for our investment funds and the net asset value is used to approximate fair value, as a practical expedient, with fluctuations in fair value reflected directly in "Realized Gains (Losses)" in the Consolidated Statements of Operations. Short-term investments include investments in interest-bearing assets with original maturities of twelve months or less. Gains and losses realized on the disposition of investments are determined on a specific identification basis.

Commercial mortgage loan participations, a type of investment where the mortgage loan is shared among investors, are accounted for as financing receivables. The commercial mortgage loan participations are managed by a third- party. The Company purchased the legal rights to interests in commercial mortgage loans which are secured by properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of three years with the option to extend up to two years. The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses, if applicable. Interest income, net of the amortization of origination fees, is recorded in "Net Investment Income" under the effective yield method. The Company evaluates the performance and credit quality of each individual commercial mortgage on a quarterly basis, or as needed, by utilizing common metrics such as loan-to-value and debt service coverage ratios as well as evaluating the fair value of the underlying collateral. The fair value of the underlying collateral is based on a third party appraisal of the property. The Company will also determine the probability of estimated losses for each commercial mortgage loan and record an allowance if conclusions are reached that collection of principal and interest are not probable. The allowance for loan losses are based on estimates, historical experience, probability of loss, value of the underlying collateral, and macro factors that affect the collectability of the loan. All assumptions are reviewed and updated as necessary.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Fair Value Measurements, Investments in Securities: Globe Life measures the fair value of its fixed maturities based on a hierarchy consisting of three levels which indicate the quality of the fair value measurements as described below:

•Level 1—fair values are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•Level 2—fair values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that can otherwise be corroborated by observable market data.
•Level 3—fair values are based on inputs that are considered unobservable where there is little, if any, market activity for the asset or liability as of the measurement date. In this circumstance, the Company has to rely on values derived by independent brokers or internally-developed assumptions. Unobservable inputs are developed based on the best information available to the Company which may include the Company’s own data or bid and ask prices in the dealer market.

Net Asset Value—Certain investments, such as investment funds, that are measured at fair value using the net asset value per share or its equivalent, as a practical expedient, have not been classified in the fair value hierarchy. The net asset value is usually provided by general partners or managers.

The great majority of Globe Life's fixed maturities are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2019, the Company's investments in fixed maturities were primarily composed of the following significant security types: corporate securities, state and municipal securities, and U.S. government securities. The remaining security types represented less than 2% of the total in the aggregate.

Approximately 96% of the fair value of fixed maturities reported at December 31, 2019 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers, but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

For all asset classes within Globe Life's significant security types, third-party pricing services use a common valuation technique to model the price of the investments using observable market data. The foundation for these models consists of developing yield spreads based on multiple observable market inputs, including but not limited to: benchmark yield curves, actual trading activity, new issue yields, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, sector-specific data, economic data, and other inputs that are corroborated in the market. Pricing vendors monitor and review their pricing data continuously with current market and economic data feeds, augmented by ongoing communication within the dealer community.

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
When third-party vendor prices are not available, the Company attempts to obtain valuations from other sources, including but not limited to broker/dealers, broker quotes, and prices on comparable securities.

When valuations have been obtained for all securities in the portfolio, management reviews and analyzes the prices to ensure their reasonableness, taking into account available and observable information. When two or more valuations are available for a security and the variance between the prices is 10% or less, the close correlation suggests similar observable inputs were used in deriving the price, and the mean of the prices is used. Securities valued in this manner are classified as Level 2. When the variance between two or more valuations for a security exceeds 10%, additional analysis is performed to determine the most appropriate value for that security, using resources such as broker quotes, prices on comparable securities, recent trades, and any other observable market data. Further review is performed on the available valuations to determine if they can be corroborated within reasonable tolerance to any other observable evidence. If one of the valuations or the mean of the available valuations for a security can be corroborated with other observable evidence, then the corroborated value is used and reported as Level 2. The Company uses information and analytical techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. Valuations that cannot be corroborated within a reasonable tolerance are classified as Level 3.

Globe Life invests in a portfolio of private placement fixed maturities that are not actively traded. This portfolio is managed by third-parties. The portfolio managers provide valuations for the bonds based on a pricing matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If observable inputs cannot be corroborated, the fair values are classified as Level 3.

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements, and Note 9—Postretirement Benefits under the caption Pension Assets.

Fair Value Measurements, Other Financial Instruments: Fair values for cash and equivalents, short-term investments, short-term debt, receivables, and payables approximate carrying value. Cash and cash equivalents are classified as Level 1. Fair values of commercial mortgage loan participations are determined based upon expected cash flows discounted at an appropriate risk-adjusted rate and are classified as a Level 3. The fair value of investments in limited partnerships that provide low-income housing tax credits is based on discounted projected cash flows. Policy loans are an integral part of Globe Life's subsidiaries’ life insurance policies in force and their fair values cannot be valued separately from the insurance contracts. Investment funds are based on net asset value and are excluded from the fair value hierarchy.

The fair values of Globe Life's long and short term debt issues are based on the same methodology as investments in fixed maturities. At December 31, 2019, observable inputs were available for these debt securities and as such were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2019 is disclosed in Note 11—Debt.
As described in Note 9—Postretirement Benefits, Globe Life maintains a nonqualified supplemental retirement plan. Accordingly, the assets that support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of corporate-owned life insurance policies (COLI) and exchange traded funds (ETFs). The fair value of the insurance cash values approximates carrying value. Fair values for the ETFs are derived from direct quotes and are considered Level 1 in the fair value hierarchy.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Impairment of Investments: Globe Life's portfolio of fixed maturities fluctuates in value due to changes in interest rates in the financial markets as well as other factors. Fluctuations caused by market interest rate changes have little bearing on whether or not the investment will be ultimately recoverable; and therefore, the Company considers declines in value resulting from changes in market interest rates to be temporary. In certain circumstances, however, the Company will conclude the decline in the value of a security to be other-than-temporary and correspondingly write the book value of the security down to its fair value, realizing an investment loss.

The evaluation of Globe Life's securities for other-than-temporary impairments is a process that is undertaken at least quarterly and is overseen by a team of investment and accounting professionals. A security has been deemed impaired when the fair value is less than the cost or amortized cost, resulting in the performance of further evaluation and analysis to determine whether the impairment is other-than-temporary. The process for making this determination is highly subjective and involves the careful consideration of many factors. Among the factors considered are:

•The length of time and extent to which the security has been impaired
•The reason(s) for the impairment
•The financial condition of the issuer and the prospects for recovery in fair value of the security
•The Company’s ability and intent to hold the security until anticipated recovery
•Expected future cash flows

The relative weight given to each of these factors can change over time as facts and circumstances change. In many cases, management believes it is appropriate to give more consideration to prospective factors than to retrospective factors. Prospective factors that are given more weight include prospects for recovery, the Company’s ability and intent to hold the security until anticipated recovery, and expected future cash flows.

Among the facts and information considered in the process are:

•Financial statements of the issuer
•Changes in credit ratings of the issuer
•The value of underlying collateral
•News and information included in press releases issued by the issuer
•News and information reported in the media concerning the issuer
•News and information published by or otherwise provided by securities, economic, or research analysts
•The nature and amount of recent and expected future sources and uses of cash
•Default on a required payment
•Issuer bankruptcy filings

While all available information is taken into account, it is difficult to predict the ultimate recoverable amount of an impaired security. If a security is determined to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss in the period the determination is made. The written-down security will be amortized and revenue recognized in accordance with estimated future cash flows.

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
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

Other Receivables: Other receivables consist mostly of agent debit balances that primarily represent commissions advanced to insurance agents. These balances are repaid to the Company over time as the premiums associated with the advanced commissions are collected by the Company and the agents' commissions on such premiums are retained. The balances were $424 million and $396 million at December 31, 2019 and 2018, respectively. The Company views these balances as recoverable since they are less than the estimated present value of future commissions.

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

DAC and VOBA are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs include interest, mortality, morbidity, and persistency, and are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established.

DAC and VOBA are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized DAC and VOBA assets. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits. Refer to Note 5—Deferred Acquisition Costs.

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Direct to Consumer advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Direct to Consumer advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
capitalized are included as a component of DAC. Additionally, they are amortized in the same manner as other DAC. Direct to Consumer advertising costs charged to earnings and included in other operating expense were $9.5 million, $9.0 million, and $9.3 million in 2019, 2018, and 2017, respectively. At December 31, 2019, unamortized capitalized advertising costs included within DAC were $1.3 billion at December 31, 2019 and $1.3 billion at December 31, 2018.

Goodwill: The excess cost of a business acquired over the fair value of net assets acquired is reported as goodwill. In accordance with the guidance, Goodwill is subject to impairment testing on an annual basis, or whenever potential impairment triggers occur. Impairment testing involves the performance of a qualitative analysis, which involves assessing current events and circumstances to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Globe Life tested its goodwill annually as of June 30th for each of the years 2017 through 2019. The Company's goodwill was not impaired in any of those periods.

As noted in Accounting Pronouncements Adopted in the Current Year, the Company early adopted ASU 2017-04. In accordance with the new guidance, in the event the fair value is less than the carrying value, further testing is required to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of the test.

Low-Income Housing Tax Credit Interests: Globe Life invests in limited partnerships that provide low-income housing tax credits and other related federal income tax benefits to the Company. Globe Life holds passive interests in limited partnerships that provide investment returns through the provision of tax benefits (principally from the transfer of federal or state tax credits related to federal low-income housing). These investments are considered to be VIEs and do not qualify for consolidation. The carrying value of the Company's investment in these entities was $206 million and $226 million at December 31, 2019 and 2018, respectively, and was included in "Other assets" on the Consolidated Balance Sheets. As of December 31, 2019, Globe Life was obligated under future commitments of $52 million, which are recorded in "Other liabilities". For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization, while the proportional method of amortization is utilized for all non-guaranteed and guaranteed investments acquired on or after January 1, 2015. All amortization expense is recorded in "Income tax benefit (expense)" on the Consolidated Statements of Operations.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less accumulated depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to ten years for equipment and fifteen to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $298 million at December 31, 2019 and $256 million at December 31, 2018. Accumulated depreciation was $137 million at the end of 2019 and $121 million at the end of 2018. Depreciation expense was $16 million in 2019, $13 million in 2018, and $11 million in 2017. Internally generated software costs are expensed as incurred in the preliminary project phase and post-implementation phase, and are capitalized during the application development stage. Additionally, implementation costs incurred in a hosting arrangement that is a service contract are capitalized. (See additional information on the adoption of ASU 2018-15 under Accounting Pronouncements Adopted in the Current Year.)

Future Policy Benefits: The liability for future policy benefits for annuity and universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 89% of total liabilities for future policy benefits, is determined on the net level premium method. This method provides for the present value of expected future benefit payments less the present value of expected future net premiums, based on estimated investment yields, mortality, morbidity, persistency, and other assumptions which were considered appropriate at the time the policies were issued. For limited-payment contracts, a deferred profit liability is also recorded which causes profits to emerge over the life of the contract in proportion to policies in force.

Assumptions used for traditional life and health insurance products are based primarily on Company experience. Assumptions for interest rates range from 2.5% to 7.0% for Globe Life's insurance companies with an overall

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
weighted average assumed rate of 5.7%. Mortality tables used for individual life insurance include various statutory tables and modifications of a variety of generally accepted actuarial tables. Morbidity assumptions for individual health are based on Company experience and industry data. Withdrawal and termination assumptions are based on Globe Life's experience. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are reviewed annually and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized deferred acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized deferred acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on revised assumptions.

Policy Claims and Other Benefits Payable: Globe Life establishes a liability for known policy benefits payable and an estimate of claims that have been incurred but not yet reported to the Company. Globe Life makes an estimate of unreported claims after careful evaluation of all information available to the Company. This estimate is based on prior experience and is reviewed quarterly. However, there is no certainty the stated liability for claims and other benefits, including the estimate of unsubmitted claims, will be Globe Life's ultimate obligation. For more information, see, see Note 7—Liability for Unpaid Claims.

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
On December 22, 2017, the Tax Cuts and Jobs Act (Tax Legislation) was enacted into law which changed existing tax law, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. In 2017, the Company recorded $874 million in net income, primarily as a result of remeasuring its deferred assets and liabilities using the lower corporate tax rate as of the date of enactment. In the fourth quarter of 2018, the Company completed its analysis of the tax legislation and recorded an additional $798 thousand adjustment related to the remeasurement of the deferred tax assets and liabilities based on the 21% rate. For more information on income taxes, see Note 8—Income Taxes.

Postretirement Benefits: Globe Life accounts for its postretirement defined benefit plans by recognizing the funded status of those plans on its Consolidated Balance Sheets in accordance with accounting guidance. Periodic gains and losses attributable to changes in plan assets and liabilities that are not recognized as components of net periodic benefit costs are recognized as components of other comprehensive income, net of tax. The supplemental executive retirement plan is accounted for consistent with the qualified noncontributory pension plan. The net assets are included in a Rabbi Trust and recorded in Other Assets on the Consolidated Balance Sheets. More information concerning the accounting and disclosures for postretirement benefits is found in Note 9—Postretirement Benefits.

Treasury Stock: Globe Life accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method. More information is found in Note 12—Shareholders' Equity.

Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized evenly over the contract period and when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $15.6 million, $16.4 million and $17.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. Other

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
premium consists of annuity policy charges in each year. For most insurance products, the related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of DAC in a manner which recognizes profits as they are earned over the revenue recognition period. For limited-payment life insurance products, the profits are recognized over the contract period.

Stock-Based Compensation: Globe Life accounts for stock-based compensation by recognizing an expense in the consolidated financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

The fair value method requires the use of an option valuation model to value employee stock options. Globe Life has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2017 through 2019 is as follows:

	2019	2018	2017
Volatility factor	15.7%	13.7%	14.8%
Dividend yield	0.8%	0.7%	0.7%
Expected term (in years)	5.10	5.76	5.71
Risk-free rate	2.5%	2.7%	2.0%

The expected term is generally derived from Company experience. However, expected terms are determined based on the simplified method as permitted under the ASC 718, Stock Compensation, topic when Company experience is insufficient. On April 26, 2018, the shareholders approved the Globe Life Inc. 2018 Incentive Plan, formerly the Torchmark Corporation 2018 Incentive Plan (the "2018 Incentive Plan"). The 2018 Incentive Plan replaced all previous plans. The 2018 Incentive Plan allows for option grants for employees with a seven-year contractual term which vest over three years in addition to ten-year grants which vest over five years as permitted by the previous plans. Director grants vest over six months. The Company has sufficient experience with seven-year grants that vest in three years, but insufficient historical experience with five-year vesting. Therefore, the Company has used the simplified method to determine the expected term for the ten-year grants with five-year vesting and will do so until adequate experience is developed. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested). Expenses for restricted stock and restricted stock units are based on the grant date fair value allocated on a straight-line basis over the service period. Performance share expense is recognized based on management’s estimate of the probability of meeting the metrics identified in the performance share award agreement, assigned to each service period as these estimates develop.

Stock-based compensation expense is included in “Other operating expense” in the Consolidated Statements of Operations. Globe Life management views all stock-based compensation expense as a Corporate and Other expense and, therefore, presents it as such in its segment analysis. More information concerning the Company's segments is provided in Note 14—Business Segments.

Earnings per Share: Globe Life presents basic and diluted earnings per common share (EPS) on the face of the Consolidated Statements of Operations for income from continuing operations and income from discontinued operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 12—Shareholders' Equity.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Accounting Pronouncements Adopted in the Current Year
Standard	Description	Effective date	Effect on the consolidated financial statements
ASU No. 2016-02/2018-11/ 2018-20, Leases (Topic 842), with clarification guidance issued in July and December 2018.	The standard requires lessees to record a ROU asset and corresponding lease liability on the balance sheet for all operating leases that do not qualify for the practical expedients allowed for in this standard. Additional qualitative and quantitative disclosures are required.	This standard became effective for the Company beginning January 1, 2019.	The Company adopted the optional transition method allowed for under ASU 2018-11 by not restating comparative periods and recognizing an immaterial cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company does not have any significant lessor contracts. The adoption did not have a material impact on the consolidated financial statements.
ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The standard was issued to simplify the process for testing goodwill for impairment through the elimination of Step 2 of the two-step impairment test. The new guidance requires a one-step impairment test wherein an entity recognizes an impairment charge for the amount in which the carrying amount of a reporting unit exceeds the reporting unit’s fair value, if any.	While the standard is not effective until January 1, 2020, the Company has early adopted the guidance on a prospective basis as of December 31, 2019.	The adoption of this guidance did not have a material impact on the consolidated financial statements.
ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard was issued to shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium to be amortized to the earliest call date.	This standard became effective for the Company beginning January 1, 2019.	The adoption of this guidance did not have a material impact on the consolidated financial statements.
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The amendment modifies the disclosure requirements for fair value measurements by removing certain requirements such as amounts and reasons for levels 1 and 2 of the fair value hierarchy and the valuation processes for level 3 fair value measurements, modifying disclosures for certain investments that use the net asset value as a practical expedient, and adding disclosures to the level 3 table for changes in unrealized gains and losses for the period included in OCI as of balance sheet date and the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements.	While the standard is not effective until January 1, 2020, the Company has early adopted the guidance as of December 31, 2019.	The adoption of this guidance does not have a material impact on the consolidated financial statements. The Company has included the new and updated disclosures in Note 4—Investments.
ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
	The standard was issued requiring the capitalization of implementation costs incurred in a hosting arrangement that is a service contract with similar treatment of developed or obtained internal-use software.	While the standard is not effective until January 1, 2020, the Company has early adopted the guidance as of December 31, 2019.	The adoption of this standard did not have a material impact on the consolidated financial statements.

GL 2019 FORM 10-K

GLOBE LIFE INC.
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
	This standard ("CECL") provides financial statement users with more decision-useful information about the expected credit losses on financial instruments, such as assets recorded at amortized cost. Additionally, it changes the loss impairment methodology for available-for-sale fixed maturities by use of an allowance rather than a direct write-down.	This standard will become effective on January 1, 2020, with a modified retrospective transition and an opening balance sheet adjustment to beginning retained earnings. The applicable section of the standard related to debt securities requires a prospective transition.	The Company's available-for-sale fixed maturities and other financing receivables were concluded to be the relevant financial assets within the scope of the standard. Based on current analysis as of December 31, 2019, the Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
ASU No. 2018-12/2019-09, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, with clarification guidance issued in November 2019.	ASU 2018-12 is a significant change to our current accounting and disclosure of long-duration contracts, which is our primary business. The guidance was primarily issued to 1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, 2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, 3) simplify the amortization of deferred acquisition costs, and 4) improve the effectiveness of the required disclosures.	In November 2019, the FASB approved a proposal to defer the adoption date by one year to January 1, 2022. Early adoption of the amendments is permitted.

An entity may select to either adopt a modified retrospective transition or a full retrospective transition. Each adoption allows for an opening balance sheet adjustment through AOCI.

The Company is currently in the process of evaluating the impact this standard will have on the consolidated financial statements and disclosures, specifically assessing key accounting policies, assumption and data inputs, controls, and enhanced system solutions.

Due to the overall nature of the standard, the impact on the consolidated financial statements is expected to be significant. At this time, the Company does not have an estimate of the impact. The Company does not expect to early adopt this ASU.

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 2—Statutory Accounting

Life insurance subsidiaries of Globe Life are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2019	2018	2017	2019	2018
Life insurance subsidiaries	$462,515	$437,549	$426,285	$1,398,274	$1,443,156

The excess, if any, of shareholder’s equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to the Parent Company without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $506 million at December 31, 2019. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders' Equity.

The Company's statutory financial statements are presented on the basis of accounting practices prescribed by the insurance department of the state of domicile of each insurance subsidiary. While all states have adopted the National Association of Insurance Commissioners’ ("NAIC") statutory accounting practices ("NAIC SAP") as the basis for statutory accounting, certain states have retained prescribed practices of their respective insurance code or administrative code which can differ from NAIC SAP. For Globe Life's life insurance companies, there are no significant differences between NAIC SAP and the accounting practices prescribed by the states of domicile.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2017 through 2019:

	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
For the year ended December 31, 2017:
Balance at January 1, 2017	$692,314	$(6,682)	$4,967	$(113,025)	$577,574
Other comprehensive income (loss) before reclassifications, net of tax	621,619	(350)	8,452	(20,753)	608,968
Reclassifications, net of tax	(22,751)	—	—	8,083	(14,668)
Other comprehensive income (loss)	598,868	(350)	8,452	(12,670)	594,300
Reclassifications, tax reform	278,107	(1,515)	2,883	(27,075)	252,400
Balance at December 31, 2017	1,569,289	(8,547)	16,302	(152,770)	1,424,274

For the year ended December 31, 2018:
Other comprehensive income (loss) before reclassifications, net of tax	(1,132,202)	4,384	(9,807)	22,290	(1,115,335)
Reclassifications, net of tax	(1,389)	—	—	11,925	10,536
Other comprehensive income (loss)	(1,133,591)	4,384	(9,807)	34,215	(1,104,799)
Balance at December 31, 2018	435,698	(4,163)	6,495	(118,555)	319,475

For the year ended December 31, 2019:
Other comprehensive income (loss) before reclassifications, net of tax	1,557,883	(1,753)	5,563	(32,102)	1,529,591
Reclassifications, net of tax	(10,931)	—	—	6,695	(4,236)
Other comprehensive income (loss)	1,546,952	(1,753)	5,563	(25,407)	1,525,355
Balance at December 31, 2019	$1,982,650	$(5,916)	$12,058	$(143,962)	$1,844,830

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three years ended December 31, 2019.

	Year Ended December 31,			Affected line items in the Statement of Operations
Component Line Item	2019	2018	2017
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(19,352)	$(5,715)	$(34,954)	Realized (gains) losses
Amortization of (discount) premium	5,515	3,957	(47)	Net investment income
Total before tax	(13,837)	(1,758)	(35,001)
Tax	2,906	369	12,250	Income tax benefit (expense)
Total after-tax	(10,931)	(1,389)	(22,751)
Pension adjustments:
Amortization of prior service cost	631	535	476	Other operating expense
Amortization of actuarial (gain) loss	7,843	14,560	11,960	Other operating expense
Total before tax	8,474	15,095	12,436
Tax	(1,779)	(3,170)	(4,353)	Income tax benefit (expense)
Total after-tax	6,695	11,925	8,083
Total reclassification (after-tax)	$(4,236)	$10,536	$(14,668)

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by cost or amortized cost and estimated fair value at December 31, 2019 and 2018 are as follows. Redeemable preferred stock is included within the corporates by sector.

	At December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$396,079	$41,737	$(296)	$437,520	2
States, municipalities, and political subdivisions	1,559,736	158,546	(626)	1,717,656	9
Foreign governments	25,874	2,073	(396)	27,551	—
Corporates, by sector:
Financial	4,101,917	701,196	(22,307)	4,780,806	25
Utilities	1,937,738	416,114	(1,565)	2,352,287	13
Energy	1,678,969	269,640	(33,725)	1,914,884	10
Other corporate sectors	6,514,677	955,908	(16,765)	7,453,820	40
Total corporates	14,233,301	2,342,858	(74,362)	16,501,797	88
Collateralized debt obligations	56,990	24,298	(7,184)	74,104	—
Other asset-backed securities	143,796	5,094	(371)	148,519	1
Total fixed maturities	$16,415,776	$2,574,606	$(83,235)	$18,907,147	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$390,351	$5,104	$(2,787)	$392,668	2
States, municipalities, and political subdivisions	1,354,810	83,600	(1,750)	1,436,660	9
Foreign governments	19,006	1,810	—	20,816	—
Corporates, by sector:
Financial	3,759,768	262,875	(87,515)	3,935,128	24
Utilities	1,989,506	217,846	(24,399)	2,182,953	13
Energy	1,652,700	93,880	(62,371)	1,684,209	10
Other corporate sectors	6,382,707	283,524	(242,509)	6,423,722	40
Total corporates	13,784,681	858,125	(416,794)	14,226,012	87
Collateralized debt obligations	57,769	22,014	(6,414)	73,369	1
Other asset-backed securities	146,854	2,187	(634)	148,407	1
Total fixed maturities	$15,753,471	$972,840	$(428,379)	$16,297,932	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
A schedule of fixed maturities available for sale by contractual maturity date at December 31, 2019 is shown below on an amortized cost basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At December 31, 2019
	Amortized Cost	Fair Value
Fixed maturities available for sale:
Due in one year or less	$85,822	$86,840
Due after one year through five years	648,451	699,017
Due after five years through ten years	1,686,684	1,937,987
Due after ten years through twenty years	5,394,107	6,500,168
Due after twenty years	8,399,480	9,460,036
Mortgage-backed and asset-backed securities	201,232	223,099
	$16,415,776	$18,907,147

Analysis of investment operations: Net investment income for the three years ended December 31, 2019 is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Fixed maturities available for sale	$864,280	$843,510	$817,213
Policy loans	43,434	41,359	39,578
Other long-term investments(1)	16,198	10,638	4,991
Short-term investments	2,592	2,642	948
	926,504	898,149	862,730
Less investment expense	(16,045)	(15,637)	(14,845)
Net investment income	$910,459	$882,512	$847,885
(1)For the years ended 2019, 2018 and 2017, the investment funds, accounted for under the fair value option method, recorded $5.6 million, $3.9 million and $2.5 million, respectively in net investment income.

An analysis of realized gains (losses) is as follows:

	Year Ended December 31,
	2019	2018	2017
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$19,354	$5,715	$35,199
Other-than-temporary impairments	—	—	(245)
Fair value option—change in fair value	1,256	2,650	—
Other investments	11	909	(7,302)
Realized gains (losses) from investments	20,621	9,274	27,652
Realized loss on redemption of debt(2)	—	(11,078)	(4,041)
	20,621	(1,804)	23,611
Applicable tax	(4,330)	379	(6,021)
Realized gains (losses), net of tax	$16,291	$(1,425)	$17,590
(1)For the years ended 2019, 2018 and 2017, the Company recorded $243.2 million, $193.4 million and $84.3 million of exchanges of fixed maturities (noncash transactions) that resulted in $20.5 million, $10.1 million, and $4.8 million, respectively in realized gains (losses).
(2)Refer to Note 11—Debt for further discussion.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

An analysis of the net change in unrealized investment gains (losses) is as follows:

	Year Ended December 31,
	2019	2018	2017
Change in investment gains (losses) on:
Fixed maturities available for sale	$1,946,910	$(1,429,763)	$916,413

Selected information about sales of fixed maturities available for sale is as follows:

	Year Ended December 31,
	2019	2018	2017
Fixed maturities available for sale:
Proceeds from sales(1)	$79,108	$32,021	$67,246
Gross realized gains	1,227	66	5,079
Gross realized losses	(3,674)	(13,996)	(1,100)
(1)There were no unsettled sales in the periods ended December 31, 2019, 2018 and 2017.

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2019 and 2018:

	Fair Value Measurement at December 31, 2019:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$437,520	$—	$437,520
States, municipalities, and political subdivisions	—	1,717,656	—	1,717,656
Foreign governments	—	27,551	—	27,551
Corporates, by sector:
Financial	—	4,628,875	151,931	4,780,806
Utilities	—	2,195,539	156,748	2,352,287
Energy	—	1,873,482	41,402	1,914,884
Other corporate sectors	—	7,131,773	322,047	7,453,820
Total corporates	—	15,829,669	672,128	16,501,797
Collateralized debt obligations	—	—	74,104	74,104
Other asset-backed securities	—	135,342	13,177	148,519
Total fixed maturities	$—	$18,147,738	$759,409	$18,907,147
Percentage of total	—%	96%	4%	100%

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Fair Value Measurement at December 31, 2018:
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

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2017	$—	$63,503	$559,600	$623,103
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	410	9,654	10,900	20,964
Acquisitions(1)	14,000	—	21,666	35,666
Sales	—	—	—	—
Amortization	—	4,914	17	4,931
Other(2)	(361)	(6,490)	(9,373)	(16,224)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2017	14,049	71,581	582,810	668,440
Included in realized gains/losses	—	—	698	698
Included in other comprehensive income	(591)	3,170	(23,687)	(21,108)
Acquisitions(1)	—	—	27,453	27,453
Sales	—	—	—	—
Amortization	—	4,737	16	4,753
Other(2)	(476)	(6,119)	(38,352)	(44,947)
Transfers into Level 3(3)	—	—	4,533	4,533
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2018	12,982	73,369	553,471	639,822
Included in realized gains/losses	—	—	396	396
Included in other comprehensive income	708	1,514	30,378	32,600
Acquisitions(1)	—	—	—	—
Sales	—	—	—	—
Amortization	—	4,596	13	4,609
Other(2)	(513)	(5,375)	(19,154)	(25,042)
Transfers into Level 3(3)	—	—	107,024	107,024
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2019	$13,177	$74,104	$672,128	$759,409

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period:
2017	$410	$9,654	$10,900	$20,964
2018	(591)	3,170	(23,687)	(21,108)
2019	708	1,514	30,378	32,600
(1)Acquisitions of Level 3 investments in each of the years 2017 through 2019 are comprised of private-placement fixed maturities.
(2)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available, while transfers out of Level 3 occur when observable inputs become available.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Transfers between levels within the hierarchy occur when there are changes in the observability of the inputs and market data. Transfers into Level 3 occur when there is little unobservable market activity for the asset/liability as of the measurement date and the Company is required to rely upon internally-developed assumptions or third-parties. Transfers out of Level 3 occur when quoted prices in active markets becomes available for identical assets/ liabilities or the ability to corroborate by observable market data.

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2019
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Asset-backed securities	$13,177	Determination of credit spread	Credit rating	BBB-	BBB-
		Discounted Cash Flows	Discount rate	4.80%	4.80%
Collateralized debt obligations	74,104	Discounted Cash Flows	Discount rate	6.10% - 7.00%	6.84%
Private placement fixed maturities	565,104	Determination of credit spread	Credit rating	A+ to CCC-	BBB
		Discounted Cash Flows	Discount rate	2.48% - 9.39%	3.68%
Other corporate bonds	107,024	Present Value Techniques	Market Quotes	105.39%	105.39%
	$759,409
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

The private placement fixed maturities and asset-backed securities reported as Level 3 are managed by third party investment managers. These securities are valued based on the contractual cash flows discounted by a yield determined as a treasury benchmark adjusted for a credit spread. The credit spread is developed from observable indices for similar public fixed maturities and unobservable indices for private fixed maturities for corresponding credit ratings. However, the credit ratings for the securities are considered unobservable inputs, as they are assigned by the third-party investment manager based on a quantitative and qualitative assessment of the credit underwritten. A higher (lower) credit rating would result in a higher (lower) valuation.

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
Other corporate bonds consist of obligations issued out of a special purpose vehicle (SPV). The market quotes consisted of Level 3 quotes. An increase (decrease) in the market quotes will produce an increase (decrease) in fair value.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of December 31, 2019	82	51	133
As of December 31, 2018	495	234	729

Globe Life's entire fixed maturity portfolio consisted of 1,633 issues at December 31, 2019 and 1,548 issues at December 31, 2018. The weighted-average quality rating of all unrealized loss positions at amortized cost as of December 31, 2019 was BBB- compared with BBB+ as of December 31, 2018. The drop in quality rating is attributed to the overall decreasing interest rate that has caused certain securities to move from an unrealized loss position to an unrealized gain position.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at December 31, 2019 and 2018, respectively. Globe Life considers these investments to be only temporarily impaired.

Analysis of Gross Unrealized Investment Losses

	At December 31, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$1,255	$(2)	$21,044	$(294)	$22,299	$(296)
States, municipalities and political subdivisions	66,774	(626)	—	—	66,774	(626)
Foreign governments	6,496	(396)	—	—	6,496	(396)
Corporates, by sector:
Financial	117,389	(1,733)	7,183	(1,317)	124,572	(3,050)
Utilities	8,400	(166)	—	—	8,400	(166)
Energy	52,312	(1,058)	1,833	(115)	54,145	(1,173)
Other corporate sectors	136,386	(1,584)	61,473	(3,260)	197,859	(4,844)
Total corporates	314,487	(4,541)	70,489	(4,692)	384,976	(9,233)
Other asset-backed securities	—	—	—	—	—	—
Total investment grade securities	389,012	(5,565)	91,533	(4,986)	480,545	(10,551)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	—	—	113,481	(19,257)	113,481	(19,257)
Utilities	7,529	(135)	14,985	(1,264)	22,514	(1,399)
Energy	14,968	(146)	69,956	(32,406)	84,924	(32,552)
Other corporate sectors	—	—	67,655	(11,921)	67,655	(11,921)
Total corporates	22,497	(281)	266,077	(64,848)	288,574	(65,129)
Collateralized debt obligations	—	—	12,816	(7,184)	12,816	(7,184)
Other asset-backed securities	—	—	13,879	(371)	13,879	(371)
Total below investment grade securities	22,497	(281)	292,772	(72,403)	315,269	(72,684)
Total fixed maturities	$411,509	$(5,846)	$384,305	$(77,389)	$795,814	$(83,235)

GL 2019 FORM 10-K

GLOBE LIFE INC.
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

Gross unrealized losses decreased from $428 million at December 31, 2018 to $83 million at December 31, 2019, a decrease of $345 million. The decrease in the gross unrealized losses from the prior year was primarily attributable to the decrease in market interest rates.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Other-than-temporary impairments (OTTI): Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in the interest rates or credit spreads. While the Company holds securities that may be in an unrealized loss position from time to time, Globe Life has the ability and intent to hold these investments to recovery. Additionally, the Company does not expect to be required to sell any of its securities due to the strong cash flows generated by its insurance operations.

In accordance with the other-than-temporary impairment policy, the Company evaluated its fixed maturities available for sale in an unrealized loss position to determine if there was any impairment for the year. Based on the results of the evaluation, the Company concluded there were no other-than-temporary impairments for the years ended December 31, 2019 and 2018. During the year ended 2017, the Company recorded $245 thousand ($159 thousand, net of tax) in impairment.

As of December 31, 2019, previously written down securities remaining in the portfolio were carried at a fair value of $61 million, or less than 0.4% of the fair value of the fixed maturity portfolio. Globe Life is continuously monitoring the market conditions impacting its portfolio.

Concentrations of Credit Risk: Globe Life maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2019, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporates	80%
States, municipalities, and political subdivisions	9
U.S. Government direct, guaranteed, and government-sponsored enterprises	2
Other	1

Below investment grade fixed maturities:
Corporates	3
States, municipalities, and political subdivisions	—
U.S. Government direct, guaranteed, and government-sponsored enterprises	—
Other	—
95

Other
Policy loans, which are secured by the underlying insurance policy values	3
Other investments	2
100%

As of December 31, 2019, state and municipal governments represented 9% of invested assets at fair value. Such investments are made throughout the U.S. At December 31, 2019, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (22%), Michigan (8%), New York (7%), Florida (6%), Washington (6%), and Ohio (5%). Otherwise, there was no concentration within any given state greater than 5%.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Corporate fixed maturities represent 83% of Globe Life's invested assets. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the portfolio of corporate fixed maturities at December 31, 2019, based on fair value:

Insurance	15%
Electric utilities	11
Banks	7
Oil and natural gas pipelines	6
Transportation	4
Chemicals	4
Oil and natural gas exploration and production	4
Food	4
Real estate investment trusts	4
Telecommunications	3

At December 31, 2019, 3% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $768 million, amortized cost was $674 million, and fair value was $645 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value. As noted previously, we believe we will recover the cost basis of these investments because we have the intent and the ability to hold them until maturity.

Securities, cash, and short-term investments held on deposit with various state and federal regulatory authorities had an amortized cost and fair value, respectively, of $816 million and $956 million at December 31, 2019 and $712 million and $763 million at December 31, 2018.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Other Long-Term Investments: Other long-term investments consist of the following assets:

	Year Ended December 31,
	2019	2018
Investment funds	$185,851	$108,241
Commercial mortgage loan participations	137,692	96,266
Other	2,804	2,751
Total	$326,347	$207,258

The investment funds consist of limited partnerships whereby the Company has a prorata share of ownership ranging from less than 1% to 20%. For each investment, the Company has elected the fair value option, but would have been otherwise accounted for as an equity method investment. The fair value option is assessed for each individual investment and concluded at the recording of the asset. Additionally, these investments are evaluated under ASC 810, Consolidation to determine if it is a variable interest entity and would qualify for consolidation. As previously discussed in Note 1 — Significant Accounting Policies, none of the investments qualify for consolidation as the Company is not the primary beneficiary in any of the instances.

The investments are reported at the Company's pro-rata share of the investment fund's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. Changes in the net asset value per share are recorded in Realized Gains (Losses) on the Consolidated Statements of Operations. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. Periodic, primarily quarterly, distributions are recorded in net investment income. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments.

The following table presents additional information about the Company's investment funds as of December 31, 2019 and 2018 at fair value:

	As of December 31,
	Fair Value		Unfunded Commitments
Investment Category	2019	2018	2019	Redemption Term/Notice
Commercial mortgage loans	$26,145	$—	$225,000	Not redeemable.
Commercial mortgage loans	—	—	250,000	Full redemption within 6 month period, subject to fund liquidity and General Partner discretion.
Total commercial mortgage loans(1)	26,145	—	475,000
Opportunistic credit(2)	159,399	108,241	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Infrastructure equity(3)	307	—	75,000	Not redeemable.
Total investment funds	$185,851	$108,241	$550,000
(1)Diversified commercial mortgage loan portfolio primarily invested in high quality, floating rate, transitional senior mortgage loans secured by U.S. commercial real estate. Expected life is 7 years for non-redeemable fund.
(2)Opportunistic credit seeking to capitalize on locations across global, public and private residential, commercial, corporate and specialty credit markets.
(3)Equity investments in core infrastructure assets less sensitive to economic cycles, with long-term contractual cash flows, often operating in monopolistic environments invested across sectors including airports, midstream, ports, power generation, renewables, liquefied natural gas off-take, rail, utilities, waste, and other. Expected life is approximately 10 years.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Commercial mortgage loan participations: Summaries of commercial mortgage loan participations at December 31, 2019 and 2018 are as follows:

	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Office	$42,350	31	35,289	37
Mixed use	27,501	20	11,309	12
Hospitality	22,324	16	15,137	16
Industrial	17,612	13	13,896	14
Retail	17,318	12	12,934	13
Multi-family	10,587	8	7,701	8
Total recorded investment	137,692	100	96,266	100
Less valuation allowance	—	—	—	—
Carrying value, net of valuation allowance	$137,692	100	$96,266	100

	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
South Atlantic	$50,867	37	39,414	41
Pacific	36,546	27	20,843	22
Middle Atlantic	25,328	18	23,488	24
East North Central	10,568	8	10,531	11
West South Central	8,072	6	1,990	2
East South Central	4,676	3	—	—
New England	1,635	1	—	—
Total recorded investment	137,692	100	96,266	100
Less valuation allowance	—	—	—	—
Carrying value, net of valuation allowance	$137,692	100	$96,266	100

	2019
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio:
Less than 70%	$64,160	$47,634	$12,666	$124,460	90
70% to 80%	11,445	1,787	—	13,232	10
81% to 90%	—	—	—	—	—
Greater than 90%	—	—	—	—	—
Total	$75,605	$49,421	$12,666	$137,692	100
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	2018
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio:
Less than 70%	$18,343	$56,813	$10,531	$85,687	89
70% to 80%	10,579	—	—	10,579	11
81% to 90%	—	—	—	—	—
Greater than 90%	—	—	—	—	—
Total	$28,922	$56,813	$10,531	$96,266	100
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).

As of December 31, 2019 and 2018, the Company evaluated the commercial mortgage loan portfolio on a loan-by-loan basis to determine any allowance for loan loss. Factors considered include, but are not limited to, collateral value, loan-to-value ratio, debt service coverage ratio, local market conditions, credit quality of the borrower and tenants, and loan performance. As of December 31, 2019 and 2018, there was no allowance for loan loss.

Note 5—Deferred Acquisition Costs

An analysis of DAC is as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$4,137,925	$3,958,063	$3,783,158
Additions:
Deferred during period:
Commissions	534,735	497,459	465,920
Other expenses	218,926	202,092	194,214
Total deferred	753,661	699,551	660,134
Foreign exchange adjustment	4,299	—	5,712
Adjustment attributable to unrealized investment losses(1)	—	5,549	—
Total additions	757,960	705,100	665,846
Deductions:
Amortized during period	(551,726)	(516,690)	(490,403)
Foreign exchange adjustment	—	(8,548)	—
Adjustment attributable to unrealized investment gains(1)	(2,218)	—	(538)
Total deductions	(553,944)	(525,238)	(490,941)
Balance at end of year	$4,341,941	$4,137,925	$3,958,063
(1)Represents amounts pertaining to investments relating to universal life-type products.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 6—Commitments and Contingencies

Reinsurance: Insurance affiliates of Globe Life reinsure a portion of insurance risk that is in excess of their retention limits. Retention limits for ordinary life insurance range up to $2 million per life. Life insurance ceded represented 0.3% of total life insurance in force at December 31, 2019. Insurance ceded on life and accident and health products represented 0.2% of premium income for 2019. The insurance affiliates of Globe Life would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other external companies. Life reinsurance assumed represented 1.4% of life insurance in force at December 31, 2019 and reinsurance assumed on life and accident and health products represented 0.6% of premium income for 2019.

Leases: Globe Life primarily leases office space, aviation equipment, and other equipment under a variety of operating lease arrangements.

Rental expense for the three years ended December 31, 2019 is as follows:

	Year Ended December 31,
	2019	2018	2017
Rental expense	$3,831	$3,959	$6,446

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2019 were as follows:

	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter
Operating lease commitments	$5,367	$5,042	$4,042	$3,135	$2,424	$11,679

Purchase Commitments: Globe Life has various long-term noncancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests. See further discussion related to tax credits in Note 1—Significant Accounting Policies.

	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter
Purchase commitments	$28,714	$22,252	$11,783	$4,795	$7,389	$232,696

Investments: Globe Life is committed to invest under certain contracts related to investments in limited partnerships. See Note—4 Investments for unfunded commitment table.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Guarantees: At December 31, 2019, Globe Life had in place three guarantee agreements, of which were either Parent Company guarantees of subsidiary obligations to a third party, or Parent Company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2019, Globe Life had no liability with respect to these guarantees.

Letters of Credit: Globe Life has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement expires in 2021. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. On April 2, 2019, the letters of credit were amended to reduce the current amount outstanding to $150 million from $155 million outstanding as of December 31, 2018. As of December 31, 2019, the letters of credit outstanding were $150 million.

Equipment leases: Globe Life has guaranteed performance of certain of its subsidiaries as lessees under two aviation leasing arrangements. At December 31, 2019, total remaining undiscounted payments under the leases were approximately $6 million. The Parent Company would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

Unclaimed Property Audits: Globe Life subsidiaries are currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty-seven states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any liability. The audits are wide-ranging and seek large amounts of data regarding claims handling, procedures, and payments of contract benefits arising from unreported death claims. No estimate of range can be made at this time for loss contingencies related to possible administrative penalties or amounts that could be payable to the states for the escheatment of abandoned property.

Litigation: Globe Life Inc. and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including putative class action litigation, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Parent Company's insurance subsidiaries, employment discrimination, worker classification, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to the Parent Company and its subsidiaries, management does not believe that it is reasonably possible that such litigation will have a material adverse effect on Globe Life's financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts. Globe Life's management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which the Company has substantial business, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

On September 12, 2018, putative class action litigation was filed against American Income Life Insurance Company (American Insurance Life) in California’s Contra Costa County Superior Court (Joh v. American Income Life Insurance Company, Case No. C18-01863) (Joh Action). An amended complaint was filed on October 18, 2018. American Income Life removed the case to the United States District Court for the Northern District of California (Case No. 3:18-cv-06364-TSH). A second amended complaint was filed on May 20, 2019. The plaintiffs, former insurance sales agents of American Income Life, are suing on behalf of all current and former trainees and sales agents who sold insurance for American Income Life in the State of California for the four years prior to the filing of the complaint. The second amended complaint alleges that such individuals are employees and asserts claims under the California Labor Code, California Business and Professions Code, and California Private Attorney

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay wages/commissions, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, misclassification and unfair business practices.

On October 18, 2018, putative class action litigation was filed against Torchmark Corporation and American Income Life in California’s Los Angeles County Superior Court (Golz v. American Income Life Insurance Company, et al., Case No. 18STCV01354) (Golz Action). American Income Life removed the case to the United States District Court for the Central District of California (Case No. 2:18-cv-09879 R (SSx)). An amended complaint was filed on February 5, 2019. On February 6, 2019, Torchmark Corporation was dismissed without prejudice and the case proceeded with respect to American Income Life. On April 2, 2019, the District Court granted American Income Life’s motion to dismiss four of the five causes of action asserted. The amended complaint’s remaining claim alleges that plaintiff, as an American Income Life insurance agent trainee in California, was an employee who should have been compensated accordingly. The plaintiff seeks to represent a class of individuals in California who trained to contract as American Income Life agents and who subsequently worked as contracted agents. The class period is alleged to begin four years prior to the complaint’s filing. The complaint seeks restitution under the California Business and Professions Code for alleged unfair business practices such as failure to pay minimum wage and overtime, failure to provide meal and rest breaks, and failure to reimburse business expenses.

On December 14, 2018, putative class action litigation was filed against American Income Life in United States District Court for the Northern District of California (Hamilton v. American Income Life Insurance Company, Case No. 4:18-cv-7535-KAW) (Hamilton Action). An amended complaint was filed on January 23, 2019. The plaintiffs, former insurance sales agents of American Income Life, are suing on behalf of all current and former trainees and sales agents who sold insurance for American Income Life in the State of California for the last four years prior to the filing of the complaint. The lawsuit alleges that putative class members are employees and asserts claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay minimum wage and overtime, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, misclassification and unfair business practices.

On January 16, 2019, putative class action litigation was filed against American Income Life in Orange County, California Superior Court (Putros v. American Income Life Insurance Company, Case No. 30-2019-01044772-CU-OE-CXC) (Putros Action). An amended complaint was filed on January 22, 2019. The plaintiff, a former insurance sales agent of American Income Life, sued on behalf of all current and former sales agents who sold insurance for American Income Life in the State of California for the year prior to the filing of the complaint. The lawsuit alleged that American Income Life sales agents were employees and asserted claims under the California Private Attorney General Act. The complaint sought penalties for failure to pay minimum wage, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, and misclassification. The case was dismissed on November 20, 2019.

With respect to the related cases above, on August 1, 2019, Plaintiffs in the Joh/Hamilton Actions jointly moved for preliminary approval of a settlement of all class and representative claims—which broadly covers “all individuals who trained to become and/or worked as sales agents in California for Defendant during the last four years prior to the filing of the original Complaint in Joh and whose training and/or work began before the date of preliminary approval of this Settlement." Plaintiffs’ preliminary motion anticipated that the proposed settlement would resolve all claims in Joh and Hamilton, and in doing so, encompass all pending claims asserted in Putros and Golz. On August 16, 2019, the Northern District of California granted the Motion for Preliminary Approval of Class Action Settlement and scheduled a hearing for final approval of the settlement for January 9, 2020. The Court denied final approval of the class settlement but invited plaintiff’s counsel to submit a renewed Motion for Final Settlement Approval to address certain issues the court had raised during the final approval hearing. On February 20, 2020, Plaintiffs in the Joh/Hamilton Actions filed a renewed Motion for Final Settlement Approval.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
On December 19, 2019, putative collective action litigation was filed against American Income Life in the United States District Court for the Eastern District of Arkansas (Patterson v. American Income Life Insurance Company, et al, Case No. 4:19-cv-918 KGB) (Patterson Action). The plaintiff, a former insurance sales agent of American Income Life, is pursuing a national collective action on behalf of all “similarly situated” individuals for the three years prior to the filing of the complaint. The lawsuit alleges that insurance agent trainees were not properly classified as employees and asserts claims for minimum wage and overtime under the Fair Labor Standards Act and Arkansas Minimum Wage Act.

With respect to the aforementioned litigation, at this time, management believes that the possibility of a material judgment adverse to the Company is remote.

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$154,528	$146,865	$143,128
Incurred related to:
Current year	612,305	555,647	520,528
Prior years	(1,188)	(3,017)	(8,048)
Total incurred	611,117	552,630	512,480
Paid related to:
Current year	470,426	424,633	394,506
Prior years	131,411	120,334	114,237
Total paid	601,837	544,967	508,743
Balance at end of period	$163,808	$154,528	$146,865

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

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	Year Ended December 31,
	2019	2018
Policy claims and other benefits payable:
Life insurance	$201,594	$196,298
Health insurance	163,808	154,528
Total	$365,402	$350,826

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 8—Income Taxes

The following table discloses significant components of income taxes for each year presented:

	Year Ended December 31,
	2019	2018	2017
Income tax expense (benefit) from continuing operations:
Current income tax expense (benefit)	$134,948	$134,626	$138,262
Deferred income tax expense (benefit)	35,449	27,535	(765,877)
	170,397	162,161	(627,615)
Shareholders’ equity:
Other comprehensive income (loss)	405,472	(293,678)	318,475
	$575,869	$(131,517)	$(309,140)

In each of the years 2017 through 2019, deferred income tax expense (benefit) was incurred because of certain differences between net income before income tax expense (benefit) as reported on the Consolidated Statements of Operations and taxable income as reported on Globe Life's income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the consolidated financial statement book values of some assets and liabilities to be different from their respective tax bases.

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
The effective income tax rate differed from the expected U.S. federal statutory rate of 21% for 2019 and 2018 and 35% for 2017 as shown below:

	Year Ended December 31,
	2019	%	2018	%	2017	%
Expected federal income tax expense (benefit)	$195,569	21.0	$181,371	21.0	$290,727	35.0

Increase (reduction) in income taxes resulting from:
Tax reform adjustment	—	—	(798)	(0.1)	(877,400)	(105.6)
Low income housing investments	(11,605)	(1.2)	(12,240)	(1.4)	(18,515)	(2.2)
Share-based awards	(11,780)	(1.3)	(6,450)	(0.7)	(19,549)	(2.4)
Other	(1,787)	(0.2)	278	—	(2,878)	(0.4)
Income tax expense (benefit)	$170,397	18.3	$162,161	18.8	$(627,615)	(75.6)

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2019	2018
Deferred tax assets:
Fixed maturity investments	$6,161	$6,131
Carryover of tax losses	7,827	7,406
Total gross deferred tax assets	13,988	13,537
Deferred tax liabilities:
Unrealized gains	493,174	87,871
Employee and agent compensation	81,174	70,551
Deferred acquisition costs	658,457	633,687
Future policy benefits, unearned and advance premiums, and policy claims	242,124	242,285
Other liabilities	26,271	25,603
Total gross deferred tax liabilities	1,501,200	1,059,997
Net deferred tax liability	$1,487,212	$1,046,460

Income Tax Return: Globe Life Inc. and its subsidiaries file a life-nonlife consolidated federal income tax return for the years ended December 31, 2019 and 2018. Prior to 2018, Family Heritage Life Insurance Company of America (Family Heritage Life) filed its federal income tax return on a separate company basis. The statutes of limitations for the Internal Revenue Service's examination and assessment of additional tax are closed for all tax years prior to 2016 with respect to Globe Life's consolidated as well as Family Heritage Life's federal income tax returns. Management concludes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Valuations: Globe Life has a $37.3 million net operating loss (NOL) carryforward at December 31, 2019, of which $34.1 million was created prior to 2018 and will begin to expire in 2033 if not otherwise used to offset future taxable income. The remaining NOL carryforward of $3.2 million may be carried forward indefinitely. A valuation allowance is to be recorded when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Globe Life's deferred tax assets as management has determined that Globe Life will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Globe Life's tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2017 through 2019, Globe Life did not have any uncertain tax positions which resulted in unrecognized tax benefits.

Tax penalties and interest: Globe Life's continuing practice is to recognize penalties and interest related to income tax matters in income tax expense. The Company recognized interest income of $55 thousand, $0, and $5 thousand, net of federal income tax expense, in its Consolidated Statements of Operations for 2019, 2018, and 2017, respectively. The Company had no accrued interest or penalties at December 31, 2019 or 2018.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 9—Postretirement Benefits

Globe Life has qualified noncontributory defined benefit pension plans and contributory savings plans that cover substantially all employees. There is also a nonqualified noncontributory supplemental executive retirement plan (SERP) that covers a limited number of employees. The tables included herein will focus on the defined benefit plans and SERP.

The total cost of these retirement plans charged to operations was as follows:

	Year Ended December 31,
	2019	2018	2017
Plan Type:
Defined Contribution Plans(1)	$4,817	$4,068	$4,145
Defined Benefit Pension Plans(2)	24,134	32,593	28,828
(1)401K plans.
(2)Qualified pension plans and SERP.

Globe Life accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Globe Life contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Pension Plans: Cost for the defined benefit pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the defined benefit plans are as of December 31 of the respective year. The defined benefit pension plans covering the majority of employees are qualified and funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes. Globe Life's SERP provides to a limited number of executives an additional supplemental defined pension benefit. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is nonqualified and unfunded. However, a Rabbi Trust has been established to support the liability for this plan. The trust consists of life insurance policies on the lives of plan participants with an unaffiliated insurance carrier as well as an investment account. Since this plan is nonqualified, the investments and the policyholder value of the insurance policies in the Rabbi Trust are not included as defined benefit plan assets, but rather assets of the Company. They are included in “Other Assets” in the Consolidated Balance Sheets.

Defined benefit and SERP plan contributions were $21.6 million in 2019, $52.8 million in 2018, and $21.3 million in 2017. In 2020, the Company expects to make a similar contribution to the plans as in 2019.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Pension Assets: Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities that are valued at fair value. Globe Life measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of the Company's defined benefit pension plans at December 31, 2019 and 2018.

Pension Assets by Component at December 31, 2019

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$51,111	$—	$51,111	11
Utilities	—	42,758	—	42,758	9
Energy	—	21,907	—	21,907	5
Other corporates	—	89,725	—	89,725	19
Total corporate bonds	—	205,501	—	205,501	44
Exchange traded fund(1)	207,176	—	—	207,176	44
Other bonds	—	251	—	251	—
Guaranteed annuity contract(2)	—	28,278	—	28,278	6
Short-term investments	8,414	—	—	8,414	2
Other	6,876	—	—	6,876	1
	$222,466	$234,030	$—	456,496	97
Other long-term investments(3)				12,267	3
Total pension assets				$468,763	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Pension Plan owns approximately 1% of the investment fund. As of December 31, 2019, the expected term of the investment fund is approximately 5 years and the unfunded commitment of the investment fund is $4.1 million. The investment is non-redeemable. The investment fund strategy is opportunistic, applying a comprehensive relative value approach across various asset classes and opportunities in public and private markets, geographies, and capital structures.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Pension Assets by Component at December 31, 2018

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$44,236	$—	$44,236	11
Utilities	—	39,443	—	39,443	10
Energy	—	19,744	—	19,744	5
Other corporates	—	83,202	—	83,202	22
Total corporate bonds	—	186,625	—	186,625	48
Exchange traded fund(1)	157,717	—	—	157,717	40
Other bonds	—	245	—	245	—
Guaranteed annuity contract(2)	—	26,505	—	26,505	7
Short-term investments	9,289	—	—	9,289	2
Other	3,816	—	—	3,816	1
	$170,822	$213,375	$—	384,197	98
Other long-term investments(3)				8,475	2
Total pension assets				$392,672	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.
(3)Included in other long-term investments is an investment fund that reports the Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Pension Plan owns approximately 1% of the investment fund. As of December 31, 2018, the expected term of the investment fund is approximately 6 years and the unfunded commitment of the investment fund is $7.1 million. The investment is non-redeemable. The investment fund strategy is opportunistic, applying a comprehensive relative value approach across various asset classes and opportunities in public and private markets, geographies, and capital structures.

Globe Life's investment objectives for its plan assets include preservation of capital and purchasing power as well as long-term growth. Globe Life seeks to preserve capital through investments made in high quality securities with adequate diversification by issuer and industry sector to minimize risk. The portfolio is monitored continuously for changes in quality and diversification mix. The preservation of purchasing power is intended to be accomplished through asset growth, exclusive of contributions and withdrawals in excess of the rate of inflation. Globe Life intends to maintain investments that when combined with future plan contributions will produce adequate long-term growth to provide for all plan obligations. It is also Globe Life's objective that the portfolio’s investment return will meet or exceed the return of a balanced market index.

The majority of the securities in the portfolio are highly marketable so that there will be adequate liquidity to meet projected payments. There are no specific policies calling for asset durations to match those of benefit obligations.

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). The assets are to be invested in a mix of equity and fixed income investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. Equities can include common and preferred stocks, securities convertible into equities, mutual funds and exchange traded funds that invest in equities, equity interests in limited partnerships, and other equity-related investments. Primarily, equities are listed on major exchanges and adequate market liquidity is required. Fixed maturities primarily consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with maturities less than one

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
year and invested cash. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees.

The investment portfolio is to be well diversified to avoid undue exposure to a single sector, industry, business, or security. The equity and fixed maturity portfolios are not permitted to invest in any single issuer that would exceed 10% of total plan assets at the time of purchase. The Company does not employ any other special risk management techniques, such as derivatives, in managing the pension investment portfolio.

Globe Life's equity securities include an exchange traded fund that mirrors the S&P 500 index which better aligns with a passive approach rather than an actively managed portfolio. At December 31, 2019, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2019.

SERP: The following table includes premiums paid for the company owned life insurance (COLI), for the three years ended December 31, 2019 and investments of the Rabbi Trust for the two years ended December 31, 2019.

	Year Ended December 31,
	2019	2018	2017
Premiums paid for COLI	$2,394	$2,997	$2,050

	At December 31,
	2019	2018
Total investments:
COLI	$47,733	$44,285
Exchange traded funds	65,585	52,659
	$113,318	$96,944

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Pension Liability: The following table presents projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the defined benefit pension plans and SERP at December 31, 2019 and 2018.

Pension Liability

	December 31,
	2019		2018
	PBO	ABO	PBO	ABO
Funded defined benefit pension	$578,860	$520,264	$481,792	$436,316
SERP	86,347	81,046	74,407	69,582
Pension Benefit Obligation	$665,207	$601,310	$556,199	$505,898

The following table discloses the assumptions used to determine Globe Life's pension liabilities and costs for the appropriate periods. The discount and compensation increase rates are used to determine current year projected benefit obligations and subsequent year pension expense. The long-term rate of return is used to determine current year expense. Differences between assumptions and actual experience are included in actuarial gain or loss.

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:	2019	2018
Discount rate	3.49%	4.37%
Rate of compensation increase	4.00	4.00

For Periodic Benefit Cost for the Year:	2019	2018	2017
Discount rate	4.37%	3.75%	4.27%
Expected long-term returns	6.72	6.72	6.96
Rate of compensation increase	4.00	4.37	4.31

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Net periodic benefit cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2019	2018	2017
Service cost—benefits earned during the period	$19,929	$21,092	$17,942
Interest cost on projected benefit obligation	23,827	22,303	22,124
Expected return on assets	(27,862)	(25,547)	(23,597)
Net amortization	8,211	15,003	12,281
Recognition of actuarial loss	29	(258)	78
Net periodic benefit cost	$24,134	$32,593	$28,828

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$(150,071)	$(193,380)	$(173,883)
Amortization of:
Prior service cost	631	535	476
Net actuarial (gain) loss(1)	7,843	14,560	11,960
Total amortization	8,474	15,095	12,436
Plan amendments	—	(2,377)	—
Experience gain (loss)	(40,636)	30,591	(31,933)
Balance at December 31	$(182,233)	$(150,071)	$(193,380)
(1)Includes amortization of postretirement benefits other than pensions of $265 thousand in 2019, $92 thousand in 2018, and $155 thousand in 2017.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation from the beginning to the end of the year of the PBO and plan assets for the defined benefit plans and SERP. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

Pension Benefits

	Year Ended December 31,
	2019	2018
Changes in PBO:
PBO at beginning of year	$556,199	$602,606
Service cost	19,929	21,092
Interest cost	23,827	22,303
Plan amendments	—	2,377
Actuarial loss (gain)	88,053	(67,270)
Benefits paid	(22,801)	(24,909)
PBO at end of year	665,207	556,199

Changes in plan assets:
Fair value at beginning of year	392,672	377,624
Return on assets	77,290	(12,824)
Contributions	21,602	52,781
Benefits paid	(22,801)	(24,909)
Fair value at end of year	468,763	392,672
Funded status at year end	$(196,444)	$(163,527)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$174,470	$143,453
Prior service cost	5,345	5,976
Net amounts recognized at year end	$179,815	$149,429

The portion of other comprehensive income that is expected to be reflected in pension expense in 2020 is as follows:

Amortization of prior service cost	$631
Amortization of net actuarial loss	15,611
Total	$16,242

Globe Life has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2019. These estimates use the same assumptions that measure the benefit obligation at December 31, 2019, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s):
2020	$22,639
2021	24,448
2022	26,560
2023	28,371
2024	30,348
2025-2029	173,848

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Globe Life's noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation not involving cash	$44,843	$39,792	$37,034
Commitments for low-income housing interests	51,978	50,883	33,846
Exchanges of fixed maturity investments	243,156	193,449	84,312
Net unsettled security trades	8,421	39,851	—

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2019	2018	2017
Interest paid	$81,723	$83,518	$82,494
Income taxes paid	101,982	91,510	74,379

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

					As of December 31,
					2019				2018
Instrument	Issue Date	Maturity Date	Coupon Rate		Interest Payment Dates	Par Value	Book Value	Fair Value	Book Value
Notes	5/27/1993	5/15/2023	7.875%		semiannual	$165,612	$164,713	$194,525	$164,490
Senior notes(1)	9/24/2012	9/15/2022	3.800%		semiannual	150,000	149,089	153,922	148,777
Senior notes	9/27/2018	9/15/2028	4.550%		semiannual	550,000	543,735	612,738	543,169
Junior subordinated debentures	5/17/2016	6/15/2056	6.125%		quarterly	300,000	290,584	316,920	290,520
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%		semiannual	125,000	123,367	117,759	123,354
Term loan	6/13/2016	5/17/2021	2.952%	(2)	monthly	86,875	86,875	86,875	93,750
						1,377,487	1,358,363	1,482,739	1,364,060
Less current maturity of term loan(3)						9,375	9,375	9,375	6,875
Total long-term debt						1,368,112	1,348,988	1,473,364	1,357,185

Current maturity of term loan(3)						9,375	9,375	9,375	6,875
Commercial paper						290,000	289,363	289,363	300,973
Total short-term debt						299,375	298,738	298,738	307,848

Total debt						$1,667,487	$1,647,726	$1,772,102	$1,665,033
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)Interest paid at 1 month LIBOR plus 125 basis points, resets each month.
(3)The current amount of the term loan due of $9.4 million is classified as short-term debt.
.
The term loan has the highest priority of all the debt followed by commercial paper, notes, senior notes, then junior subordinated debentures. The notes and senior notes are pari passu. The term loan is callable anytime, the notes are noncallable, the senior notes are callable under a make-whole provision, and the junior subordinated debentures are callable upon special events.

Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter
Debt obligations	$299,375	$77,500	$150,000	$165,612	$—	$975,000

Funded debt: On September 27, 2018, Globe Life completed the issuance and sale of $550 million in aggregate principal of Globe Life's 4.55% Senior Notes (the "notes") due 2028. The notes were sold pursuant to Globe Life's shelf registration statement on Form S-3. The net proceeds from the sale of the notes were $543 million, after giving effect to the underwriting discounts and commissions and offering expenses payable by Globe Life. Globe Life used the net proceeds from the sale of the notes to redeem the $293 million outstanding principal amount on Globe Life's 9.25% Senior Notes on October 29, 2018, the payment of $11 million for the make-whole premium plus accrued and unpaid interest of $10 million, and to fund $150 million of additional capital to its insurance subsidiaries. Globe Life used the remaining net proceeds to repay outstanding commercial paper and for general corporate purposes. The Company recorded an $11 million loss on redemption of debt to Realized Gains (Losses) on the Consolidated Statements of Operations for the make-whole premium and removal of unamortized debt issuance cost.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Due to increasing variable interest rates, on June 15, 2018, the Company called its $20 million Junior Subordinated Debentures.

Credit Facility: On May 17, 2016, Globe Life amended its credit facility to include, as a part of the facility, the issuance of a $100 million term loan and to extend the maturity date of the entire credit facility to May 2021. The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $750 million, less any letters of credit issued. Interest is charged at variable rates. The term loan will be repaid on a redemption schedule which provides for quarterly installments that began June 30, 2017 that escalate each annual period with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 Month LIBOR. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of December 31, 2019, the Company was in full compliance with these covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Globe Life's commercial paper borrowings is presented below.

Credit Facility - Commercial Paper

	At December 31,
	2019	2018
Balance at end of period (at par value)	$290,000	$302,100
Annualized interest rate	2.04%	2.93%
Letters of credit outstanding	$150,000	$155,000
Remaining amount available under credit line	310,000	292,900

	Year Ended December 31,
	2019	2018	2017
Average balance outstanding during period	$288,684	$368,228	$323,429
Daily-weighted average interest rate (annualized)	2.62%	2.40%	1.30%
Maximum daily amount outstanding during period	385,000	525,990	455,912

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 12—Shareholders' Equity

Share Data: A summary of common share activity is presented in the following chart.

	Common Stock
	Issued	Treasury Stock
2017:
Balance at January 1, 2017	127,218,183	(9,187,075)
Grants of restricted stock	—	9,135
Vesting of performance shares	—	119,896
Issuance of common stock due to exercise of stock options	—	1,661,808
Treasury stock acquired	—	(5,228,868)
Retirement of treasury stock	(3,000,000)	3,000,000
Balance at December 31, 2017	124,218,183	(9,625,104)
2018:
Grants of restricted stock	—	10,805
Forfeitures of restricted stock	—	(7,500)
Vesting of performance shares	—	149,898
Issuance of common stock due to exercise of stock options	—	897,622
Treasury stock acquired	—	(4,950,868)
Retirement of treasury stock	(3,000,000)	3,000,000
Balance at December 31, 2018	121,218,183	(10,525,147)
2019:
Grants of restricted stock	—	8,840
Vesting of performance shares	—	311,399
Issuance of common stock due to exercise of stock options	—	1,810,559
Treasury stock acquired	—	(5,103,591)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2019	117,218,183	(9,497,940)

There was no activity related to the preferred stock in years 2017 through 2019.

Acquisition of Common Shares: Globe Life shares are acquired from time to time through open market purchases under the Globe Life stock repurchase program when it is determined to be the best use of Globe Life's excess cash flows. We deem that it yields a return that is better than available alternatives and exceeds our cost of equity. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. See the following summary below:

	Globe Life Share Repurchase Program			Share Repurchase for Dilution Purposes
	Shares Acquired (in thousands)	Total Cost	Average Price	Shares Acquired (in thousands)	Total Cost	Average Price
2019	3,932	$350,080	$89.04	1,209	$109,489	$90.52
2018	4,406	371,794	84.38	571	49,955	87.54
2017	4,126	324,622	78.67	1,103	88,367	80.15

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Restrictions: Restrictions exist on the flow of funds to Globe Life Inc. from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Globe Life Inc. are restricted based on regulations by their states of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Globe Life paid cash dividends to the Parent Company in the amount of $480 million in 2019, $448 million in 2018, and $454 million in 2017. As of December 31, 2019, dividends from insurance subsidiaries to the Parent Company available to be paid in 2020 are limited to the amount of $412 million without regulatory approval, such that $1.0 billion was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Globe Life's retained earnings, retained earnings as of December 31, 2019 were restricted by lenders’ covenants which require the Company to maintain and not distribute $4.0 billion from its total consolidated retained earnings of $5.6 billion.

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2019	2018	2017
Basic weighted average shares outstanding	109,213,524	112,872,581	116,342,529
Weighted average dilutive options outstanding	2,167,726	2,376,372	2,640,965
Diluted weighted average shares outstanding	111,381,250	115,248,953	118,983,494

Antidilutive shares	21,556	1,161,521	—

Antidilutive shares are excluded from the calculation of diluted earnings per share.

Note 13—Stock-Based Compensation

Globe Life's stock-based compensation consists of stock options, restricted stock, restricted stock units, and performance shares. Certain employees and directors have been granted fixed equity options to buy shares of Globe Life stock at the market value of the stock on the date of grant, under the provisions of the Globe Life stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which are either seven-year or ten-year terms. Options generally vest in accordance with the following schedule:

		Shares vested by period
	Contract Period	6 Months	Year 1	Year 2	Year 3	Year 4	Year 5
Directors	7 years	100%	—%	—%	—%	—%	—%
Employees	7 years	—%	—%	50%	50%	—%	—%
Employees	10 years	—%	—%	25%	25%	25%	25%

All employee options vest immediately upon retirement on or after the attainment of age 65, upon death, or disability. Globe Life generally issues shares for the exercise of stock options from treasury stock. The Company generally uses the proceeds from option exercises to buy shares of Globe Life common stock in the open market to reduce the dilution from option exercises.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
An analysis of shares available for grant is as follows:

	Available for Grant
	2019	2018	2017
Balance at January 1,	9,422,760	2,964,320	5,088,461
Approval of Torchmark Corporation 2018 Incentive Plan(1)	—	8,984,000	—
Cancellation of available shares from prior plans	—	(184,000)	—
Options expired and forfeited during year(2)	20,800	41,317	26,488
Restricted stock expired and forfeited during year(3)	—	—	46,500
Options granted during year(2)	(1,149,542)	(1,262,037)	(1,328,513)
Restricted stock, restricted stock units, and performance shares granted(3)	(1,126,300)	(1,120,840)	(868,616)
Balance at December 31,	7,167,718	9,422,760	2,964,320
(1)See plan document referenced in Exhibits. Formerly, the Torchmark Corporation 2018 Incentive Plan.
(2)Plan allows for grant of options such that each grant reduces shares available for grant in a range from 0.85 share to 1 share.
(3)Plan allows for grant of restricted stock such that each stock grant reduces shares available for grant in a range from 3.10 shares to 3.88 shares.
A summary of stock compensation activity for each of the three years ended December 31, 2019 is presented below:

	2019	2018	2017
Stock-based compensation expense recognized(1)	$44,843	$39,792	$37,034
Tax benefit recognized	21,197	14,806	32,511
(1)No stock-based compensation expense was capitalized in any period.

Additional stock compensation information is as follows at December 31:

	2019	2018
Unrecognized compensation(1)	$34,723	$38,627
Weighted average period of expected recognition (in years)(1)	0.78	0.81
(1)Includes restricted stock and performance shares.

No equity awards were cash settled during the three years ended December 31, 2019.

Options: The following table summarizes information about stock options outstanding at December 31, 2019.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$29.59 - $50.64	1,214,461	4.18	$48.45	936,250	$47.81
50.69 - 76.37	1,428,126	2.33	53.12	1,364,239	53.10
77.26	1,397,588	5.16	77.26	640,526	77.26
82.56 - 83.17	1,328,197	6.16	82.56	20,717	82.77
87.60 - 90.21	1,355,986	6.27	87.64	38,056	89.08
$29.59 - $90.21	6,724,358	4.80	$70.07	2,999,788	$57.27

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
An analysis of option activity for each of the three years ended December 31, 2019 is as follows:

	2019		2018		2017
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding—beginning of year	7,203,765	$61.72	6,753,801	$53.59	6,973,591	$44.64
Granted:
7-year term	1,352,402	82.43	845,773	87.63	933,286	77.19
10-year term	—	—	543,130	87.60	535,220	77.26
Exercised	(1,810,559)	45.93	(897,622)	40.21	(1,661,808)	36.84
Expired and forfeited	(21,250)	82.89	(41,317)	70.90	(26,488)	57.94
Outstanding—end of year	6,724,358	$70.07	7,203,765	$61.72	6,753,801	$53.59

Exercisable at end of year	2,999,788	$57.27	3,393,090	$48.18	2,928,979	$43.79

Additional information about Globe Life's stock option activity as of December 31, 2019 and 2018 is as follows:

	2019	2018
Outstanding options:
Weighted-average remaining contractual term (in years)	4.80	4.77
Aggregate intrinsic value	$236,546	$114,161
Exercisable options:
Weighted-average remaining contractual term (in years)	3.27	2.89
Aggregate intrinsic value	$143,935	$89,817

Selected stock option activity for the three years ended December 31, 2019 is presented below:

	2019	2018	2017
Weighted-average grant-date fair value of options granted (per share)	$14.20	$15.65	$12.88
Intrinsic value of options exercised	82,022	42,517	70,948
Cash received from options exercised	83,163	36,091	61,215
Actual tax benefit received	17,225	8,929	24,832

Additional information concerning Globe Life's unvested options is as follows at December 31:

	2019	2018
Number of shares outstanding	3,724,570	3,810,675
Weighted-average exercise price (per share)	$80.39	$73.78
Weighted-average remaining contractual term (in years)	6.04	6.45
Aggregate intrinsic value	$92,611	$24,344

Globe Life expects that substantially all unvested options will vest.

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Performance shares are granted to a limited number of senior executives. Performance shares have a three-year contract life and are not settled in shares until the termination of the three-year contract period. While the grant specifies a stated target number of shares, the determination of the actual settlement in shares will be based on the achievement of certain performance objectives of Globe Life over the respective three-year contract periods. Certain executive restricted stock and performance share grants contain terms related to age that could accelerate vesting.

Following are the restricted stock units outstanding for each of the three years ended December 31, 2019. All restricted stock units were fully vested at the end of each year of grant.

Year of grants	Outstanding as of year end
2017	120,326
2018	102,116
2019	71,006

Below is the final determination of the performance share grants in 2015 to 2017:

Year of grants	Final settlement of shares	Final settlement date
2015	149,898	February 27, 2018
2016	311,399	February 28, 2019
2017	271,843	February 26, 2020
For the 2018 and 2019 performance share grants, actual shares that could be distributed range from 0 to 318 thousand for the 2018 grants and 0 to 313 thousand shares for the 2019 grants.

A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2019 is presented in the table below.

	2019	2018	2017
Directors restricted stock:
Shares	8,840	10,805	9,135
Price per share	$76.37	$88.19	$73.92
Aggregate value	$675	$953	$675
Percent vested as of 12/31/2019	100%	100%	100%
Directors restricted stock units (including dividend equivalents):
Shares	6,634	7,688	7,735
Price per share	$77.50	$89.15	$74.45
Aggregate value	$514	$685	$576
Percent vested as of 12/31/2019	100%	100%	100%
Performance shares:
Target shares	156,500	159,000	153,000
Target price per share	$82.56	$87.60	$77.26
Aggregate value	$12,921	$13,928	$11,821
Percent vested as of 12/31/2019	—%	—%	—%

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
An analysis of unvested restricted stock is as follows:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Total
2017:
Balance at January 1, 2017	57,450	432,424	1,894	—	491,768
Grants	—	153,000	9,135	7,735	169,870
Additional performance shares(1)	—	106,084	—	—	106,084
Restriction lapses	(14,700)	(119,896)	(11,029)	(7,735)	(153,360)
Forfeitures	(7,500)	(7,500)	—	—	(15,000)
Balance at December 31, 2017	35,250	564,112	—	—	599,362
2018:
Grants	—	159,000	10,805	7,688	177,493
Additional performance shares(1)	—	179,415	—	—	179,415
Restriction lapses	(23,250)	(149,898)	(10,805)	(7,688)	(191,641)
Forfeitures	—	—	—	—	—
Balance at December 31, 2018	12,000	752,629	—	—	764,629
2019:
Grants	—	156,500	8,840	6,634	171,974
Additional performance shares(1)	—	118,812	—	—	118,812
Restriction lapses	(12,000)	(311,399)	(8,840)	(6,634)	(338,873)
Forfeitures	—	—	—	—	—
Balance at December 31, 2019	—	716,542	—	—	716,542
(1)Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of unvested restricted stock is as follows for the year 2019:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units
Grant-date fair value per share at January 1, 2019	$50.69	$67.06	$—	$—
Grants	—	82.56	76.37	76.37
Estimated additional performance shares	—	60.31	—	—
Restriction lapses	(50.69)	(50.64)	(76.37)	(76.37)
Forfeitures	—	—	—	—
Grant-date fair value per share at December 31, 2019	—	75.05	—	—

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 14—Business Segments

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

Life insurance products marketed by Globe Life include traditional whole life and term life insurance. Health insurance products are generally guaranteed-renewable and include Medicare Supplement, critical illness, accident, and limited-benefit supplemental hospital and surgical coverage. Annuities include fixed-benefit contracts.

Globe Life markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Globe Life's insurance segments. Our distribution channels consist of the following exclusive agencies, American Income Life Division (American Income), Liberty National Division (Liberty National) and Family Heritage Division (Family Heritage); an independent agency, United American Division (United American); and our Direct to Consumer Division (Direct to Consumer). The tables below present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	For the Year 2019
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,160,495	46	$99,447	9	$—	—	$1,259,942	35
Direct to Consumer	855,543	34	77,557	7	—	—	933,100	26
Liberty National	285,551	11	189,578	18	—	—	475,129	13
United American	10,571	1	416,582	39	4	100	427,157	12
Family Heritage	3,830	—	294,182	27	—	—	298,012	8
Other	201,794	8	—	—	—	—	201,794	6
	$2,517,784	100	$1,077,346	100	$4	100	$3,595,134	100

	For the Year 2018
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,081,333	45	$93,313	9	$—	—	$1,174,646	34
Direct to Consumer	828,935	34	76,297	7	—	—	905,232	26
Liberty National	278,878	12	191,378	19	—	—	470,256	14
United American	11,451	1	381,076	38	12	100	392,539	12
Family Heritage	3,501	—	273,275	27	—	—	276,776	8
Other	202,457	8	—	—	—	—	202,457	6
	$2,406,555	100	$1,015,339	100	$12	100	$3,421,906	100

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	For the Year 2017
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$999,279	43	$89,036	9	$—	—	$1,088,315	33
Direct to Consumer	812,907	35	73,468	8	—	—	886,375	27
Liberty National	274,635	12	196,207	20	—	—	470,842	14
United American	12,547	1	364,128	37	15	100	376,690	12
Family Heritage	3,193	—	253,534	26	—	—	256,727	8
Other	203,986	9	—	—	—	—	203,986	6
	$2,306,547	100	$976,373	100	$15	100	$3,282,935	100

Due to the nature of the life insurance industry, Globe Life has no individual or group which would be considered a major customer. Substantially all of Globe Life's business is conducted in the United States.

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

The measure of profitability for the Investment segment is excess investment income, which represents the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Globe Life's debt. Other than the above-mentioned interest allocations and an intersegment commission, there are no other intersegment revenues or expenses. Expenses directly attributable to corporate operations are included in the “Corporate & Other” category. Stock-based compensation expense is considered a corporate expense by Globe Life management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are also included in the “Corporate & Other” segment category.

Globe Life holds a sizable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations of its insurance products. In holding such a portfolio, investments are sold, called, or written down from time to time, resulting in a realized gain or loss. These gains or losses generally occur as a result of disposition due to issuer calls, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

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

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items. See Note—1 Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	Twelve Months Ended December 31, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,517,784	$1,077,346	$4	$—	$—	$—		$3,595,134
Net investment income	—	—	—	910,459	—	—		910,459
Other income	—	—	—	—	1,318	—		1,318
Total revenue	2,517,784	1,077,346	4	910,459	1,318	—		4,506,911
Expenses:
Policy benefits	1,638,053	687,764	31,532	—	—	—		2,357,349
Required interest on reserves	(666,168)	(87,289)	(43,522)	796,979	—	—		—
Required interest on DAC	202,502	25,435	494	(228,431)	—	—		—
Amortization of acquisition costs	436,881	112,825	2,020	—	—	—		551,726
Commissions, premium taxes, and non-deferred acquisition costs	203,052	94,973	22	—	—	—		298,047
Insurance administrative expense(1)	—	—	—	—	240,321	8,758	(2,3)	249,079
Parent expense	—	—	—	—	10,260	643	(4)	10,903
Stock-based compensation expense	—	—	—	—	44,843	—		44,843
Interest expense	—	—	—	84,306	—	—		84,306
Total expenses	1,814,320	833,708	(9,454)	652,854	295,424	9,401		3,596,253
Subtotal	703,464	243,638	9,458	257,605	(294,106)	(9,401)		910,658
Non-operating items	—	—	—	—	—	9,401	(2,3,4)	9,401
Measure of segment profitability (pretax)	$703,464	$243,638	$9,458	$257,605	$(294,106)	$—		920,059

Realized gain (loss)—investments								20,621
Administrative settlements								(400)
Legal proceedings								(8,358)
Non-operating fees								(643)
Income before income taxes per Consolidated Statements of Operations								$931,279
(1)Administrative expense is not allocated to insurance segments.
(2)During 2019, Globe Life recorded $400 thousand in administrative settlements related to state regulatory examinations. These administrative settlements were included in "Other operating expense" in the Consolidated Statements of Operations.
(3)Legal proceedings. See Note 6—Commitments and Contingencies for further discussion.
(4)Non-operating fees.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Twelve Months Ended December 31, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,406,555	$1,015,339	$12	$—	$—	$—		$3,421,906
Net investment income	—	—	—	882,512	—	—		882,512
Other income	—	—	—	—	1,236	(99)	(2)	1,137
Total revenue	2,406,555	1,015,339	12	882,512	1,236	(99)		4,305,555
Expenses:
Policy benefits	1,591,790	649,188	34,264	—	—	—		2,275,242
Required interest on reserves	(636,040)	(83,243)	(47,357)	766,640	—	—		—
Required interest on DAC	194,297	24,412	589	(219,298)	—	—		—
Amortization of acquisition costs	414,200	100,376	2,114	—	—	—		516,690
Commissions, premium taxes, and non-deferred acquisition costs	190,007	88,553	26	—	—	(99)	(2)	278,487
Insurance administrative expense(1)	—	—	—	—	223,941	3,590	(3)	227,531
Parent expense	—	—	—	—	10,684	1,578	(4)	12,262
Stock-based compensation expense	—	—	—	—	39,792	—		39,792
Interest expense	—	—	—	90,076	—	—		90,076
Total expenses	1,754,254	779,286	(10,364)	637,418	274,417	5,069		3,440,080
Subtotal	652,301	236,053	10,376	245,094	(273,181)	(5,168)		865,475
Non-operating items	—	—	—	—	—	5,168	(3,4)	5,168
Measure of segment profitability (pretax)	$652,301	$236,053	$10,376	$245,094	$(273,181)	$—		870,643

Realized gain (loss)—investments								9,274
Realized loss—redemption of debt								(11,078)
Administrative settlements								(3,590)
Non-operating fees								(1,578)
Income before income taxes per Consolidated Statements of Operations								$863,671
(1)Administrative expense is not allocated to insurance segments.
(2)Elimination of intersegment commission.
(3)In 2018, the Company recorded $3.6 million in administrative settlements related to state regulatory examinations.
(4)Non-operating fees.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Twelve Months Ended December 31, 2017
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,306,547	$976,373	$15	$—	$—	$—		$3,282,935
Net investment income	—	—	—	847,885	—	—		847,885
Other income	—	—	—	—	1,270	(128)	(2)	1,142
Total revenue	2,306,547	976,373	15	847,885	1,270	(128)		4,131,962
Expenses:
Policy benefits	1,549,602	628,640	35,836	—	—	13,797	(3,4)	2,227,875
Required interest on reserves	(607,007)	(77,792)	(49,571)	734,370	—	—		—
Required interest on DAC	186,236	23,454	690	(210,380)	—	—		—
Amortization of acquisition costs	396,268	96,519	2,466	—	—	(4,850)	(4)	490,403
Commissions, premium taxes, and non-deferred acquisition costs	177,111	86,044	32	—	—	1,673	(2,5)	264,860
Insurance administrative expense(1)	—	—	—	—	210,590	—		210,590
Parent expense	—	—	—	—	9,631	—		9,631
Stock-based compensation expense	—	—	—	—	33,654	3,380	(6)	37,034
Interest expense	—	—	—	84,532	—	—		84,532
Total expenses	1,702,210	756,865	(10,547)	608,522	253,875	14,000		3,324,925
Subtotal	604,337	219,508	10,562	239,363	(252,605)	(14,128)		807,037
Non-operating items						14,128	(3,4,5,6)	14,128
Measure of segment profitability (pretax)	$604,337	$219,508	$10,562	$239,363	$(252,605)	$—		821,165

Realized gain (loss)—investments								27,652
Realized loss—redemption of debt								(4,041)
Administrative settlements								(8,659)
Non-operating fees								(288)
Guaranty fund assessments								(1,801)
Stock-based compensation expense—Tax reform adjustment								(3,380)
Income before income taxes per Consolidated Statements of Operations								$830,648
(1)Administrative expense is not allocated to insurance segments.
(2)Elimination of intersegment commission.
(3)In 2017, the Company recorded $8.7 million ($5.6 million, net of tax) in administrative settlements where claims were not properly filed or information to support the validity of the claim had not been properly submitted. These administrative settlements were included in "Policyholder benefits" in the Consolidated Statements of Operations.
(4)Non-operating fees.
(5)In 2017, the Company recorded $1.8 million ($1.2 million, net of tax) in unrecoverable guaranty fund assessments.
(6)The Company increased stock-based compensation expense by $3.4 million ($2.2 million, net of tax) due to the impact of the tax rate change on certain performance-based equity awards.

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain DAC. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase. All other assets are included in the Corporate & Other category. The tables below reconcile segment assets to total assets as reported in the consolidated financial statements.

Assets by Segment

	At December 31, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$19,923,204	$—	$19,923,204
Accrued investment income	—	—	—	245,129	—	245,129
Deferred acquisition costs	3,768,797	569,126	4,018	—	—	4,341,941
Goodwill	309,609	131,982	—	—	—	441,591
Other assets	—	—	—	—	1,025,595	1,025,595
Total assets	$4,078,406	$701,108	$4,018	$20,168,333	$1,025,595	$25,977,460

	At December 31, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$17,239,570	$—	$17,239,570
Accrued investment income	—	—	—	243,003	—	243,003
Deferred acquisition costs	3,580,693	548,640	8,592	—	—	4,137,925
Goodwill	309,609	131,982	—	—	—	441,591
Other assets	—	—	—	—	1,033,633	1,033,633
Total assets	$3,890,302	$680,622	$8,592	$17,482,573	$1,033,633	$23,095,722

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Liabilities for each segment are reported also on a specific identification basis similar to the assets. The insurance segments' liabilities contain future policy benefits, unearned and advance premiums, and policy claims and other benefits payable. Other policyholders' funds are included in Other as well as current and deferred income taxes payable. Debt represents both short and long-term. The tables below reconcile segment liabilities to total liabilities as reported in the consolidated financial statements.

Liabilities by Segment

	At December 31, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$11,403,078	$2,006,424	$1,098,632	$—	$—	$14,508,134
Unearned and advance premiums	17,701	46,008	—	—	—	63,709
Policy claims and other benefits payable	201,594	163,808	—	—	—	365,402
Debt	—	—	—	1,647,726	—	1,647,726
Other	—	—	—	—	2,098,182	2,098,182
Total liabilities	$11,622,373	$2,216,240	$1,098,632	$1,647,726	$2,098,182	$18,683,153

	At December 31, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$10,847,356	$1,927,732	$1,178,738	$—	$—	$13,953,826
Unearned and advance premiums	17,850	43,358	—	—	—	61,208
Policy claims and other benefits payable	196,298	154,528	—	—	—	350,826
Debt	—	—	—	1,665,033	—	1,665,033
Other	—	—	—	—	1,649,652	1,649,652
Total liabilities	$11,061,504	$2,125,618	$1,178,738	$1,665,033	$1,649,652	$17,680,545

GL 2019 FORM 10-K

GLOBE LIFE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Note 15—Selected Quarterly Data (Unaudited)

The following is an unaudited summary of quarterly results for the two years ended December 31, 2019. The information includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019:
Premium income	$890,973	$897,484	$899,993	$906,684
Net investment income	226,673	227,425	228,905	227,456
Realized gains (losses)	1,329	5,154	11,943	2,195
Total revenue	1,119,216	1,130,461	1,141,279	1,136,576
Policyholder benefits	587,757	589,362	585,692	594,538
Amortization of deferred acquisition costs	135,822	138,165	138,449	139,290
Pretax income from continuing operations	228,101	228,760	247,330	227,088
Income from continuing operations	185,394	186,609	201,818	187,061
Income (loss) from discontinued operations	(49)	(43)	—	—
Net income	185,345	186,566	201,818	187,061
Basic net income per common share:
Continuing operations	1.68	1.70	1.85	1.73
Discontinued operations	—	—	—	—
Total basic net income per common share	1.68	1.70	1.85	1.73
Diluted net income per common share:
Continuing operations	1.65	1.67	1.82	1.69
Discontinued operations	—	—	—	—
Total diluted net income per common share	1.65	1.67	1.82	1.69

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018:
Premium income	$850,106	$853,979	$860,750	$857,071
Net investment income	218,084	218,568	221,627	224,233
Realized gains (losses)	1,951	11,813	1,032	(16,600)
Total revenue	1,070,436	1,084,776	1,083,802	1,064,737
Policyholder benefits	569,889	568,377	567,856	569,120
Amortization of deferred acquisition costs	129,620	129,077	129,492	128,501
Pretax income from continuing operations	212,842	226,864	220,330	203,635
Income from continuing operations	173,711	184,393	178,700	164,706
Income (loss) from discontinued operations	(111)	32	24	11
Net income	173,600	184,425	178,724	164,717
Basic net income per common share:
Continuing operations	1.52	1.63	1.59	1.48
Discontinued operations	—	—	—	—
Total basic net income per common share	1.52	1.63	1.59	1.48
Diluted net income per common share:
Continuing operations	1.49	1.59	1.55	1.45
Discontinued operations	—	—	—	—
Total diluted net income per common share	1.49	1.59	1.55	1.45

GL 2019 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Globe Life, under the direction of the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Globe Life in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Globe Life's management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal year completed December 31, 2019, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon their evaluation as of December 31, 2019, the Co-Chairmen and Chief Executive Officers, and the Executive Vice President and Chief Financial Officer have concluded that Globe Life's internal control over financial reporting is effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Changes in Internal Control over Financial Reporting: As of the quarter ended December 31, 2019, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Refer to Deloitte & Touche LLP's, independent registered public accounting firm, attestation report on the Company's internal controls over financial reporting.

GL 2019 FORM 10-K

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management at Globe Life is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for assessing the effectiveness of internal control on an annual basis. As a framework for assessing internal control over financial reporting, the Company utilizes the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2019. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chairman and Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 26, 2020

GL 2019 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Globe Life Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Globe Life Inc. and subsidiaries (Globe Life) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Globe Life Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019 of Globe Life Inc. and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements and financial statement schedules.
Basis for Opinion
Globe Life Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Globe Life Inc.'s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2020

GL 2019 FORM 10-K

Item 9B. Other Information

There were no items required.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the sections entitled “PROPOSAL NUMBER 1 - Election of Directors,” “Director Nominee Profiles,” "Director Nominees Skills Matrix," “Executive Officers,” “AUDIT COMMITTEE REPORT,” “Governance Guidelines and Codes of Ethics,” “Qualifications of Directors,” “Procedures for Director Nominations by Shareholders,” and “DELINQUENT SECTION 16(a) REPORTS” in the Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2020 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis”, “COMPENSATION COMMITTEE REPORT”, “SUMMARY COMPENSATION TABLE”, "CEO PAY RATIO", “2019 GRANTS OF PLAN-BASED AWARDS”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2019”, “OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR ENDED DECEMBER 31, 2019”, “PENSION BENEFITS AT DECEMBER 31, 2019”, “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL”, “2019 DIRECTOR COMPENSATION”, and “PAYMENTS TO DIRECTORS” in the Proxy Statement, which is to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1.Equity Compensation Plan Information as of December 31, 2019

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	6,724,358	$70.07	7,167,718
Equity compensation plans not approved by security holders
Total	6,724,358	$70.07	7,167,718

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
4.Changes in control:
Globe Life knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

GL 2019 FORM 10-K

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

GL 2019 FORM 10-K

EXHIBITS

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
3.1	Restated Certificate of Incorporation of Globe Life Inc.	8-K	August 8, 2019	3.2

3.2	Amended and Restated By-Laws of Globe Life Inc., as amended August 8, 2019	8-K	August 8, 2019	3.3

4.1	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee	10-K	February 27, 2018	4.1

4.2	Fourth Supplemental Indenture dated as of September 24, 2012 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Indenture dated February 1, 1987	8-K	September 24, 2012	4.2

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures	8-K	November 2, 2001	4.3

4.4	Second Supplemental Indenture dated as of April 5, 2016 between Torchmark Corporation and The Bank of New York Mellon Trust Company of New York, N.A., as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	April 5, 2016	4.3

4.5	Third Supplemental Indenture dated as of November 17, 2017 between Torchmark Corporation and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	November 17, 2017	4.4

4.6	Senior Indenture, dated as of September 24, 2018, between Torchmark Corporation and Regions Bank, as Trustee	S-3	September 24, 2018	4.1

4.7	First Supplemental Indenture, dated as of September 27, 2018, between Torchmark Corporation and Regions Bank, as Trustee	8-K	September 27, 2018	4.2

10.1	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended*	10-K	February 27, 2018	10.1

10.2	Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers*	10-K	February 27, 2009	10.54

10.3	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan*	10-K	February 27, 2009	10.55

10.4	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit)*	10-K	March 22, 2002	10.Z

10.5	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit)*	10-K	March 22, 2002	10.AA

10.6	Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	January 25, 2007	10.1

10.7	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008	10.53

10.8	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008	10.54

10.9	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2009	10.53

10.10	Amendment Four to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2020	10.10

10.11	Amendment Five to the Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	May 5, 2015	10.1

10.12	Amendment Six to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	March 1, 2019	10.11

GL 2019 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
10.13	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated*	8-K	April 29, 2008	10.1

10.14	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan*	10-K	February 29, 2008	10.58

10.15	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd.	8-K	January 6, 2009	10.1

10.16	Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	February 28, 2014	10.58

10.17	Amendment No.2 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	March 1, 2019	10.17

10.18	Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.1

10.19	First Amendment to Torchmark Corporation 2011 Incentive Plan*	8-K	April 29, 2014	10.1

10.20	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.4

10.21	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.5

10.22	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan*	8-K	February 27, 2012	10.1

10.23	Form of Seven Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.75

10.24	Form of Ten Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.76

10.25	Form of Performance Share Award Certificate under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.77

10.26	Form of Seven Year Stock Option Grant Agreement (Special) under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.78

10.27	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January, 2017	10-K	February 27, 2017	10.55

10.28	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011	10.57

10.29	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011	10.59

10.30	Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.1

10.31	First Amendment to Torchmark Corporation 2018 Incentive Plan*	10-K	February 27, 2020	10.31

10.32	Amended Torchmark Corporation 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.32

10.33	Form of Performance Share Award under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.3

10.34	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020	10.34

GL 2019 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
10.35	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.4
10.36	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020	10.36
10.37	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018	10.5

10.38	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2020	10.38
10.39	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (Special)*	10-K	February 27, 2020	10.39
10.40	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.6

10.41	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018	10.7

10.42	Form of Stock Option under Torchmark Corporation 2018 Non-Employee Director Compensation Plan*	8-K	May 2, 2018	10.8

10.43	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2018 Non-Employee Director Compensation Plan*	8-K	May 2, 2018	10.10

10.44	Form of Stock Option under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.44

10.45	Form of Restricted Stock under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.45

10.46	Form of Restricted Stock Unit Award Notice under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.46

10.47	Torchmark Corporation 2019 Management Incentive Plan (effective as of January 1, 2019)*	8-K	March 4, 2019	10.1

10.48	The Torchmark Corporation Amended and Restated Pension Plan Generally Effective as of January 1, 2014*	10-K	February 26, 2016	10.14

10.49	Torchmark Corporation Pension Plan 2016 Amendment to Limit Eligibility (effective December 31, 2016)*	10-K	February 27, 2017	10.8

10.50	2019 First Amendment to the Torchmark Corporation Pension Plan*	10-K	February 27, 2020	10.50

10.51	Amendment to the Globe Life Inc. Pension Plan*	10-K	February 27, 2020	10.51

10.52	Globe Life Inc. Savings and Investment Plan*	10-K	February 27, 2020	10.52

10.53	Payments to Directors*	10-Q	May 7, 2019	10.51

10.54	Second Amended and Restated Credit Agreement dated as of May 17, 2016 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Administrator and the other lenders party thereto	8-K	May 18, 2016	10.1

20	Proxy Statement for Annual Meeting of Shareholders to be held April 30, 2020**	DEF14-A	March 19, 2020

21	Subsidiaries of the registrant	10-K	February 27, 2020	21	123

23	Consent of Deloitte & Touche LLP	10-K	February 27, 2020	23

24	Powers of attorney	10-K	February 27, 2020	24

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman	10-K	February 27, 2020	31.1

31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison	10-K	February 27, 2020	31.2

GL 2019 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda	10-K	February 27, 2020	31.3

32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda	10-K	February 27, 2020	32.1

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.	10-K	February 27, 2020	101.INS

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	February 27, 2020	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	February 27, 2020	101.CAL

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	February 27, 2020	101.LAB

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	February 27, 2020	101.PRE

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	February 27, 2020	101.DEF

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	10-K	February 27, 2020	104

* Compensatory plan or arrangement.
** To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.

Exhibit 21. Subsidiaries of the Registrant: The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Name Under Which Company Does Business	State of Incorporation	Distribution Channel (Division)
Globe Life And Accident Insurance Company	Nebraska	Direct to Consumer
American Income Life Insurance Company	Indiana	American Income Life Division
Liberty National Life Insurance Company	Nebraska	Liberty National Division

While United American Insurance Company (Nebraska) and Family Heritage Life Insurance Company of America (Ohio) do not qualify as a significant subsidiaries in accordance with Regulation S-X, management views these subsidiaries as significant to our operations.

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” in this report. Exhibits not referred to have been omitted as inapplicable or not required.

GL 2019 FORM 10-K

GLOBE LIFE INC.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(Dollar amounts in thousands)

	December 31,
	2019	2018
Assets:
Investments:
Long-term investments	$28,728	$29,603
Short-term investments	3,401	21
Total investments	32,129	29,624
Cash	873	760
Investment in affiliates	9,020,073	7,128,588
Due from affiliates	96,129	96,110
Taxes receivable from affiliates	50,302	50,656
Other assets	160,723	152,103
Total assets	$9,360,229	$7,457,841

Liabilities:
Short-term debt	$298,738	$307,848
Long-term debt	1,498,851	1,507,000
Due to affiliates	3,532	3,002
Other liabilities	264,801	224,814
Total liabilities	2,065,922	2,042,664

Shareholders’ equity:
Preferred stock	351	351
Common stock	117,218	121,218
Additional paid-in capital	882,065	874,925
Accumulated other comprehensive income	1,844,830	319,475
Retained earnings	5,551,329	5,213,468
Treasury stock	(1,101,486)	(1,114,260)
Total shareholders’ equity	7,294,307	5,415,177
Total liabilities and shareholders’ equity	$9,360,229	$7,457,841

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2019 FORM 10-K

GLOBE LIFE INC.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Operations
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net investment income	$28,869	$28,077	$26,130
Realized gains (losses)	—	(11,078)	(2,791)
Total revenue	28,869	16,999	23,339

General operating expenses	68,419	65,762	61,447
Reimbursements from affiliates	(65,928)	(61,620)	(52,776)
Interest expense	89,317	94,159	88,474
Total expenses	91,808	98,301	97,145

Operating income (loss) before income taxes and equity in earnings of affiliates	(62,939)	(81,302)	(73,806)
Income taxes	13,133	15,262	(9,874)
Net operating loss before equity in earnings of affiliates	(49,806)	(66,040)	(83,680)
Equity in earnings of affiliates, net of tax	810,596	767,506	1,538,174
Net income	760,790	701,466	1,454,494

Other comprehensive income (loss):
Attributable to Parent Company	(11,379)	23,805	(8,409)
Attributable to affiliates	1,536,734	(1,128,604)	602,709
Comprehensive income (loss)	$2,286,145	$(403,333)	$2,048,794

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2019 FORM 10-K

GLOBE LIFE INC.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)
Condensed Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$760,790	$701,466	$1,454,494
Equity in earnings of affiliates	(810,596)	(767,506)	(1,538,174)
Cash dividends from subsidiaries	479,988	448,142	453,904
Other, net	65,584	64,734	52,957
Cash provided from operations	495,766	446,836	423,181

Cash provided from (used for) investing activities:
Net decrease (increase) in short-term investments	(3,380)	5,603	(5,624)
Investment in subsidiaries	—	(140,000)	(31,000)
Additions to properties	(32)	(19,888)	(7,230)
Loaned money to affiliates	(501,764)	(584,000)	(180,000)
Repayments from affiliates	501,764	584,000	180,000
Cash provided from (used for) investing activities	(3,412)	(154,285)	(43,854)

Cash provided from (used for) financing activities:
Repayment of debt	(6,875)	(327,762)	(126,875)
Proceeds from issuance of debt	—	550,000	125,000
Payment for debt issuance costs	—	(6,969)	(1,661)
Net issuance (repayment) of commercial paper	(11,610)	(22,719)	61,092
Issuance of stock	82,771	36,091	61,215
Acquisitions of treasury stock	(459,569)	(421,749)	(412,989)
Borrowed money from affiliate	277,000	197,690	278,500
Repayments to affiliates	(276,500)	(202,690)	(270,500)
Payment of dividends	(97,458)	(94,691)	(92,101)
Cash provided from (used for) financing activities	(492,241)	(292,799)	(378,319)

Net increase (decrease) in cash	113	(248)	1,008
Cash balance at beginning of period	760	1,008	—
Cash balance at end of period	$873	$760	$1,008

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2019 FORM 10-K

GLOBE LIFE INC.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Notes to Condensed Financial Statements
(Dollar amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Globe Life from the subsidiaries were as follows:

	Year Ended December 31,
	2019	2018	2017
Dividends from subsidiaries	$479,988	$448,142	$453,904

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes non-cash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation not involving cash	$44,843	$39,792	$37,034
Investment in subsidiaries	—	11,899	317,027
Dividend of property to Parent	—	11,889	—

 The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2019	2018	2017
Interest paid	$86,868	$86,982	$86,606
Income taxes paid (received)	(16,617)	(21,377)	(19,961)

Note C—Preferred Stock

As of December 31, 2019, Globe Life had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Globe Life common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Globe Life capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2019 FORM 10-K

GLOBE LIFE INC.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Dollar Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2019
Life insurance in force	$191,249,516	$676,988	$2,774,388	$193,346,916	1.4
Premiums(2):
Life insurance	$2,486,127	$4,357	$20,384	$2,502,154	0.8
Health insurance	1,080,869	3,523	—	1,077,346	—
Total premium	$3,566,996	$7,880	$20,384	$3,579,500	0.6
For the Year Ended December 31, 2018
Life insurance in force	$185,212,195	$688,384	$3,019,737	$187,543,548	1.6
Premiums(2):
Life insurance	$2,373,423	$4,581	$21,305	$2,390,147	0.9
Health insurance	1,019,007	3,668	—	1,015,339	—
Total premium	$3,392,430	$8,249	$21,305	$3,405,486	0.6
For the Year Ended December 31, 2017
Life insurance in force	$179,902,605	$705,152	$3,211,423	$182,408,876	1.8
Premiums(2):
Life insurance	$2,272,038	$4,437	$21,912	$2,289,513	1.0
Health insurance	980,082	3,709	—	976,373	—
Total premium	$3,252,120	$8,146	$21,912	$3,265,886	0.7

(1)No amounts have been netted against ceded premium.
(2)Excludes policy charges of $15.6 million, $16.4 million, and $17.0 million in each of the years 2019, 2018, and 2017, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2019 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBE LIFE INC.

By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Co-Chairman and Chief Executive Officer and Director

By:	/s/ LARRY M. HUTCHISON
Larry M. Hutchison
Co-Chairman and Chief Executive Officer and Director

By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

By:	/s/ M. SHANE HENRIE
M. Shane Henrie
Corporate Senior Vice President and Chief Accounting Officer

Date: February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ ROBERT W. INGRAM *
	Charles E. Adair		Robert W. Ingram
	Director		Director

By:	/s/ LINDA L. ADDISON *	By:	/s/ STEVEN P. JOHNSON *
	Linda L. Addison		Steven P. Johnson
	Director		Director

By:	/s/ MARILYN A. ALEXANDER *	By:	/s/ DARREN M. REBELEZ *
	Marilyn A. Alexander		Darren M. Rebelez
	Director		Director

By:	/s/ CHERYL D. ALSTON *	By:	/s/ MARY E. THIGPEN *
	Cheryl D. Alston		Mary E. Thigpen
	Director		Director

By:	/s/ JANE M. BUCHAN *
Jane M. Buchan
Director

Date: February 26, 2020

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact

GL 2019 FORM 10-K