Form 10-Q
period 2020-03-31
GLOBE LIFE INC.
filed 2020-05-07
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ________
Commission File Number: 001-08052
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 29, 2020
Common Stock, $1.00 Par Value	106,438,018

GL Q1 2020 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q1 2020 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2020—$16,371,944; 2019—$16,415,776, allowance for credit losses: 2020— $31,854; 2019— $0)	$17,879,541	$18,907,147
Policy loans	579,133	575,492
Other long-term investments (includes: 2020—$211,791; 2019—$185,851 under the fair value option)	377,239	326,347
Short-term investments	272,601	38,285
Total investments	19,108,514	19,847,271
Cash	90,370	75,933
Accrued investment income	258,437	245,129
Other receivables	441,740	441,662
Deferred acquisition costs	4,386,478	4,341,941
Goodwill	441,591	441,591
Other assets	624,784	583,933
Total assets	$25,351,914	$25,977,460
Liabilities:
Future policy benefits	$14,617,072	$14,508,134
Unearned and advance premium	67,868	63,709
Policy claims and other benefits payable	364,276	365,402
Other policyholders' funds	96,525	96,282
Total policy liabilities	15,145,741	15,033,527
Current and deferred income taxes	1,295,024	1,476,832
Short-term debt	458,127	298,738
Long-term debt (estimated fair value: 2020—$1,386,511; 2019—$1,473,364)	1,346,795	1,348,988
Other liabilities	585,945	525,068
Total liabilities	18,831,632	18,683,153
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2020 and 2019	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2020—117,218,183 issued; 2019— 117,218,183 issued)	117,218	117,218
Additional paid-in-capital	519,428	531,554
Accumulated other comprehensive income (loss)	1,066,247	1,844,830
Retained earnings	5,686,431	5,551,329
Treasury stock, at cost: (2020—10,783,915 shares; 2019—9,497,940 shares)	(869,042)	(750,624)
Total shareholders' equity	6,520,282	7,294,307
Total liabilities and shareholders' equity	$25,351,914	$25,977,460

See accompanying Notes to Condensed Consolidated Financial Statements.

  GL Q1 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Life premium	$649,630	$624,289
Health premium	280,205	266,684
Total premium	929,835	890,973
Net investment income	228,991	226,673
Realized gains (losses)	(26,097)	1,329
Other income	325	241
Total revenue	1,133,054	1,119,216

Benefits and expenses:
Life policyholder benefits	421,670	409,692
Health policyholder benefits	178,711	170,017
Other policyholder benefits	7,588	8,048
Total policyholder benefits	607,969	587,757

Amortization of deferred acquisition costs	143,837	135,822
Commissions, premium taxes, and non-deferred acquisition costs	78,937	73,465
Other operating expense	78,582	72,793
Interest expense	20,808	21,278
Total benefits and expenses	930,133	891,115

Income before income taxes	202,921	228,101
Income tax benefit (expense)	(37,381)	(42,707)
Income from continuing operations	165,540	185,394

Income (loss) from discontinued operations, net of tax	—	(49)
Net income	$165,540	$185,345

Basic net income (loss) per common share:
Continuing operations	$1.54	$1.68
Discontinued operations	—	—
Total basic net income per common share	$1.54	$1.68

Diluted net income (loss) per common share:
Continuing operations	$1.52	$1.65
Discontinued operations	—	—
Total diluted net income per common share	$1.52	$1.65

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$165,540	$185,345

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(977,936)	693,482
Other reclassification adjustments included in net income	28,412	(2,444)
Foreign exchange adjustment on securities recorded at fair value	(2,397)	(142)
Unrealized gains (losses) on securities	(951,921)	690,896

Unrealized gains (losses) on other investments	(10,720)	4,043
Total unrealized investment gains (losses)	(962,641)	694,939
Less applicable tax (expense) benefit	202,150	(145,936)
Unrealized gains (losses) on investments, net of tax	(760,491)	549,003

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	383	(3,199)
Less applicable tax (expense) benefit	(80)	671
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	303	(2,528)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(27,442)	3,089
Less applicable tax (expense) benefit	5,763	(647)
Foreign exchange translation adjustments, other than securities, net of tax	(21,679)	2,442

Pension:
Pension adjustments	4,157	2,120
Less applicable tax (expense) benefit	(873)	(445)
Pension adjustments, net of tax	3,284	1,675

Other comprehensive income (loss)	(778,583)	550,592
Comprehensive income (loss)	$(613,043)	$735,937

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$—	$117,218	$531,554	$1,844,830	$5,551,329	$(750,624)	$7,294,307
Cumulative effect of change in accounting principles, net of tax(1)	—	—	—	—	(454)	—	(454)
Balance at January 1, 2020	—	117,218	531,554	1,844,830	5,550,875	(750,624)	7,293,853
Comprehensive income (loss)	—	—	—	(778,583)	165,540	—	(613,043)
Common dividends declared ($0.1875 per share)	—	—	—	—	(19,963)	—	(19,963)
Acquisition of treasury stock	—	—	—	—	—	(166,729)	(166,729)
Stock-based compensation	—	—	(12,126)	—	(482)	21,964	9,356
Exercise of stock options	—	—	—	—	(9,539)	26,347	16,808
Balance at March 31, 2020	$—	$117,218	$519,428	$1,066,247	$5,686,431	$(869,042)	$6,520,282
(1)Adoption of Accounting Standard Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. See more information in Note 2, New Accounting Standards.

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2018	$—	$121,218	$524,414	$319,475	$5,213,468	$(763,398)	$5,415,177
Cumulative effect of change in accounting principles, net of tax(1)	—	—	—	—	(497)	—	(497)
Balance at January 1, 2019	—	121,218	524,414	319,475	5,212,971	(763,398)	5,414,680
Comprehensive income (loss)	—	—	—	550,592	185,345	—	735,937
Common dividends declared ($0.1725 per share)	—	—	—	—	(18,943)	—	(18,943)
Acquisition of treasury stock	—	—	—	—	—	(110,896)	(110,896)
Stock-based compensation	—	—	(5,885)	—	(6,817)	23,261	10,559
Exercise of stock options	—	—	—	—	(7,736)	19,825	12,089
Balance at March 31, 2019	$—	$121,218	$518,529	$870,067	$5,364,820	$(831,208)	$6,043,426
(1)Adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019.

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash provided from (used for) operating activities	$343,554	$423,285

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	50,360	34,997
Fixed maturities available for sale—matured or other redemptions	167,387	188,253
Other long-term investments	231	—
Total investments sold or matured	217,978	223,250
Acquisition of investments:
Fixed maturities—available for sale	(211,754)	(421,111)
Other long-term investments	(49,896)	(22,971)
Total investments acquired	(261,650)	(444,082)
Net (increase) decrease in policy loans	(3,641)	(5,390)
Net (increase) decrease in short-term investments	(234,316)	(62,471)
Additions to properties	(9,316)	(7,015)
Sale of other assets	13	—
Investments in low-income housing interests	(20,743)	(10,054)
Cash provided from (used for) investing activities	(311,675)	(305,762)

Cash provided from (used for) financing activities:
Issuance of common stock	16,808	11,592
Cash dividends paid to shareholders	(18,588)	(17,696)
Repayment of debt	(1,875)	(1,250)
Net borrowing (repayment) of commercial paper	158,764	(14,095)
Acquisition of treasury stock	(166,729)	(110,896)
Net receipts (payments) from deposit-type products	(19,651)	(37,136)
Cash provided from (used for) financing activities	(31,271)	(169,481)

Effect of foreign exchange rate changes on cash	13,829	(1,726)
Net increase (decrease) in cash	14,437	(53,684)
Cash at beginning of year	75,933	121,026
Cash at end of period	$90,370	$67,342

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: "Globe Life" and the "Company" refer to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and Globe Life Inc. subsidiaries and affiliates. Globe Life Inc.'s primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company.

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into four reportable segments: life insurance, supplemental health insurance, annuities, and investments.

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2020, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2020 and 2019. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 27, 2020.

Significant Accounting Policies: The following accounting policies were updated since the 2019 Form 10-K due to the adoption of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13.)

On January 1, 2020, the Company adopted ASU 2016-13, replacing the GAAP "incurred loss" model with a new methodology referred to as current expected credit losses (CECL). The previous methodology delayed recognition of credit losses until it was probable that a loss had incurred, ultimately resulting in fewer instances of losses being recorded in earnings. The new CECL methodology is forward looking—encompassing relevant information about historical experience, current conditions, as well as reasonable and supportable forecasts that affect the collectability of a reported amount.

The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. The standard affected the Company's commercial mortgage loan participations (Other long-term investments) and agent debit balances (Other receivables). The Company adopted the standard using the modified retrospective method for the commercial mortgage loan participations and agent debit balances.

The Company recorded a cumulative effect adjustment of $454 thousand to retained earnings, consisting of $265 thousand, net of tax and $189 thousand, net of tax for commercial mortgage loan participations and agent debit balances, respectively. Refer to the table below and Note 4 for additional details.

	As reported on December 31, 2019	Pre-tax impact of adoption	As reported on January 1, 2020
Assets:
Commercial mortgage loan participations	$137,692	$(335)	$137,357
Agent debit balances	423,877	(240)	423,637

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
In addition, the standard made changes to the accounting for available-for-sale debt securities through the removal of "other-than-temporary-impairment" (OTTI) write downs and replaced it with allowances for credit losses. The new methodology will allow the Company to record reversals of credit losses in situations where the estimate of credit losses declines through current period net income (Realized gains (losses)).

The Company adopted the standard using the prospective transition approach for available-for-sale fixed maturities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis and the effective interest rate remain unchanged after the adoption of ASU 2016-13. Amortized cost will now be reflected as "amortized cost, net of allowance for credit losses" or "amortized cost, net." The Company has not elected the fair value option for any financial assets recorded at amortized cost that would be in scope of this standard.

Investments, Available-For-Sale Fixed Maturities: Globe Life classifies all of its fixed maturity investments as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of taxes reflected directly in Accumulated other comprehensive income ("AOCI").

Income from investments is recorded in net investment income on the Consolidated Statements of Operations. Gains and losses from sales, maturities, or other redemptions of investments are recorded in Realized gains (losses). Interest income and prepayment fees are recognized when earned. Premiums and discounts are amortized using the interest method. When amortized cost of a callable debt security exceeds the first call price, the premium is amortized to the earliest call date. Otherwise, the period of amortization or accretion generally extends from the purchase date to the maturity date.

Accrued investment income consists of interest income or dividends earned on the investment portfolio, but which are yet to be received as of the balance sheet date. The Company will write-off accrued investment income that is deemed to be uncollectible related to the fixed maturities. As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the fixed maturity and separately reports it in another financial statement line item, Accrued Investment Income. Additionally, the amount will be excluded from disclosures within Note 4.

Investments, Allowance For Credit Losses For Available-For-Sale Fixed Maturities: At the onset of the evaluation, the Company individually assesses each fixed maturity to determine whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria are met, the Company will write down the fixed maturity's amortized cost basis to fair value through Realized gains (losses).

If neither of the aforementioned criteria are met, the Company will evaluate whether the decline in fair value has resulted from a credit event. The Company will evaluate many factors, as further described below, to determine the present value of the expected cash flows. A credit loss occurs when the present value of the expected cash flows is less than the amortized cost basis. This will result in the recording of an allowance for credit losses as a contra asset account to the amortized cost basis with an offsetting provision for credit losses in Realized gains (losses) on the Condensed Consolidated Statement of Operations. Additionally, the CECL methodology includes a fair value floor where the allowance for credit loss for a security cannot exceed the difference between fair value and amortized cost. When it is determined that there is not a credit loss, the decline in fair value is recognized in Other comprehensive income.

All changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses recorded to the allowance for credit losses are management's best estimate of the uncollectibility of principal and interest of a fixed maturity.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The evaluation of Globe Life's securities for credit losses is a process that is undertaken at least quarterly and is overseen by a team of investment and accounting professionals. The process for making this determination is highly subjective and involves the careful consideration of many factors. The factors considered include, but are not limited to:
•The Company’s ability and intent to hold the security until anticipated recovery
•The reason(s) for the impairment
•The financial condition of the issuer and the prospects for recovery in fair value of the security
•Expected future cash flows

The relative weight given to each of these factors can change over time as facts and circumstances change. In many cases, management believes it is appropriate to give more consideration to prospective factors than to retrospective factors. Prospective factors that are given more weight include prospects for recovery, the Company’s ability and intent to hold the security until anticipated recovery, and expected future cash flows.
Among the facts and information considered in the process are:

•Financial statements of the issuer
•Changes in credit ratings of the issuer
•The value of underlying collateral
•News and information included in press releases issued by the issuer
•News and information reported in the media concerning the issuer
•News and information published by or otherwise provided by securities, economic, or research analysts
•The nature and amount of recent and expected future sources and uses of cash
•Default on a required payment
•Issuer bankruptcy filings

The expected cash flows are determined using judgment and the best information available to the Company. Inputs used to derive expected cash flows generally include expected default rates, current levels of subordination, and estimated recovery rate. The discount rate utilized in the discounted cash flows is the effective interest rate, which is the rate of return implicit in the asset at acquisition.

Investments, Commercial Mortgage Loan Participations (Commercial Mortgage Loans): Commercial mortgage loans, a type of investment where the commercial mortgage loan is shared among investors, are accounted for as financing receivables. The commercial mortgage loans are managed by a third-party. The Company purchased the legal rights to interests in commercial mortgage loans that are secured by properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of three years with an option to extend up to two years.

The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses. Interest income, net of the amortization of origination fees, is recorded in Net investment income under the effective yield method. Accrued investment income on the Condensed Consolidated Balance Sheets consists of interest income earned on the commercial mortgage loan portfolio, but are yet to be received as of the balance sheet date. Accrued investment income that is deemed to be uncollectible will be written off. As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the commercial mortgage loans and separately reports it in another financial statement line item, Accrued investment income. Additionally, the amount will be excluded from disclosures within Note 4. As of March 31, 2020, the accrued interest receivable for commercial mortgage loans was $454 thousand. Commercial mortgage loans generally pay interest monthly, therefore accrued interest is typically for a period of 30 days or less. The unfunded commitment balance was $87 million as of March 31, 2020.

The Company evaluates the performance and credit quality of the commercial mortgage loan portfolio at least on a quarterly basis, or as needed, by utilizing common metrics such as loan-to-value and debt service coverage ratios

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
as well as evaluating the fair value of the underlying collateral. The fair value of the underlying collateral is based on a third-party appraisal of the property at origination of the loan, and is reviewed on an annual basis thereafter, or more frequently when a loan is materially underperforming, 30 days delinquent, or in technical default. The Company determines the probability of estimated losses for the commercial mortgage loan portfolio and records an allowance if conclusions are reached that the collection of principal and interest are not probable. The allowance for credit losses is based on estimates, historical experience, probability of loss, value of the underlying collateral, and macro factors that affect the collectibility of the loan. All assumptions are reviewed and updated as necessary. If Management determines that foreclosure of a particular property is probable, the Company may elect the practical expedient to estimate that expected credit losses are based on the fair value of the property less amortized cost, adjusted for selling and other associated costs.

Other Receivables, Agent Debit Balances: Agent debit balances primarily represent commissions advanced to insurance agents, a common industry practice. These balances are repaid to the Company over time, generally one year, as the premiums associated with the advanced commissions are collected by the Company and a portion of the agents' commissions on such premiums are retained in order to repay the balances. The balances were $424 million at March 31, 2020 and December 31, 2019. When an agent sells a policy, commissions are advanced to the agent, and the collection of the advance is made as long as the policy stays in force. While there is a susceptibility to loss should an agent terminate, the ability of the Company to continue to collect an agent's commission streams over time from prior sales of policies reduces the Company's exposure to loss.

The Company has a very low inherent risk with regards to the collection of agent debit balances and views these balances as recoverable since they are, in aggregate, less than the estimated present value of future commissions discounted at a conservative rate which includes assumptions for lapses and mortality. The Company’s security, or collateral, is in the form of future commission streams collected over the life of the policies sold by the respective agents, which ultimately revert to the Company in the event an agent is terminated. The Company evaluated the agent debit balances on a pool basis to determine the allowance for credit losses as the loans have similar characteristics. A provision for credit losses will be recorded in Realized gains (losses) on the Condensed Consolidated Statement of Operations and the asset balance will be reflected as Agent Debit Balances, net of allowance for credit losses (Other receivables). Based on factors considered by management, there were no additional credit losses recorded during the three months ended March 31, 2020. As of March 31, 2020, the allowance for credit losses was $1.2 million compared with $1.0 million as of December 31, 2019.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 2—New Accounting Standards

Accounting Pronouncements Adopted in the Current Year
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU No. 2016-13/2019-04/2019-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with clarification guidance issued in April 2019.	This standard ("CECL") provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are recorded at amortized cost. Additionally, it changes the loss impairment methodology for available-for-sale fixed maturities by the use of an allowance rather than a direct write down.	This standard became effective on January 1, 2020.	The Company's available-for-sale fixed maturities and other financing receivables (commercial mortgage loans and agent debit balances) were concluded to be the relevant financial assets within the scope of the standard. See Note 1 for information on the adoption and revised accounting policies.
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This standard was issued primarily to provide optional expedients for simplifying the accounting for contract modifications to existing agreements, which is expected to arise from the market's transition from LIBOR to the secured overnight financing rate (SOFR) as a result of reference rate reform.	This standard became effective upon issuance, or March 12, 2020, and will remain effective until December 31, 2022.	The Company has limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress towards the establishment of a new floating rate; however, we do not expect a material impact at this time.

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU No. 2018-12/2019-09, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, with clarification guidance issued in November 2019.	ASU 2018-12 is a significant change to our current accounting and disclosure of long-duration contracts, which is our primary business. The guidance was primarily issued to: 1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, 2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, 3) simplify the amortization of deferred acquisition costs, and 4) improve the effectiveness of the required disclosures.	This standard is effective beginning January 1, 2022. Early adoption of the amendments is permitted.

An entity may select to either adopt a modified retrospective transition or a full retrospective transition.

The Company is currently in the process of evaluating the impact this standard will have on the consolidated financial statements and disclosures, specifically assessing key accounting policies, assumption and data inputs, controls, and enhanced system solutions.

Due to the overall nature of the standard, the impact on the consolidated financial statements is expected to be significant. At this time, the Company does not have an estimate of the impact. The Company does not expect to early adopt this ASU.
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

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2020	$1,982,650	$(5,916)	$12,058	$(143,962)	$1,844,830
Other comprehensive income (loss) before reclassifications, net of tax	(782,936)	303	(21,679)	—	(804,312)
Reclassifications, net of tax	22,445	—	—	3,284	25,729
Other comprehensive income (loss)	(760,491)	303	(21,679)	3,284	(778,583)
Balance at March 31, 2020	$1,222,159	$(5,613)	$(9,621)	$(140,678)	$1,066,247

	Three Months Ended March 31, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2019	$435,698	$(4,163)	$6,495	$(118,555)	$319,475
Other comprehensive income (loss) before reclassifications, net of tax	550,934	(2,528)	2,442	—	550,848
Reclassifications, net of tax	(1,931)	—	—	1,675	(256)
Other comprehensive income (loss)	549,003	(2,528)	2,442	1,675	550,592
Balance at March 31, 2019	$984,701	$(6,691)	$8,937	$(116,880)	$870,067

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Affected line items in the Statement of Operations
Component Line Item	2020	2019
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$26,920	$(3,670)	Realized (gains) losses
Amortization of (discount) premium	1,492	1,226	Net investment income
Total before tax	28,412	(2,444)
Tax	(5,967)	513	Income taxes
Total after-tax	22,445	(1,931)
Pension adjustments:
Amortization of prior service cost	158	158	Other operating expense
Amortization of actuarial (gain) loss	3,999	1,962	Other operating expense
Total before tax	4,157	2,120
Tax	(873)	(445)	Income taxes
Total after-tax	3,284	1,675
Total reclassification (after-tax)	$25,729	$(256)

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at March 31, 2020 and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within the corporates by sector.

As noted in Note 1, the Company prospectively adopted ASU 2016-13 as of January 1, 2020 for the available-for-sale fixed maturities. Results after January 1, 2020 are presented under ASU 2016-13, while prior periods continue to be reported in accordance with previously applicable GAAP. See additional discussion of the allowance for credit losses later in this note.

	At March 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$374,781	$—	$80,894	$(124)	$455,551	2
States, municipalities, and political subdivisions	1,582,294	—	161,591	(4,411)	1,739,474	10
Foreign governments	22,403	—	2,098	(196)	24,305	—
Corporates, by sector:
Financial	4,107,145	—	545,127	(91,331)	4,560,941	26
Utilities	1,927,517	—	346,826	(10,468)	2,263,875	13
Energy	1,662,009	(31,854)	71,866	(235,753)	1,466,268	8
Other corporate sectors	6,507,502	—	761,004	(92,273)	7,176,233	40
Total corporates	14,204,173	(31,854)	1,724,823	(429,825)	15,467,317	87
Collateralized debt obligations	56,733	—	21,764	(10,124)	68,373	—
Other asset-backed securities	131,560	—	392	(7,431)	124,521	1
Total fixed maturities	$16,371,944	$(31,854)	$1,991,562	$(452,111)	$17,879,541	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$396,079	$41,737	$(296)	$437,520	2
States, municipalities, and political subdivisions	1,559,736	158,546	(626)	1,717,656	9
Foreign governments	25,874	2,073	(396)	27,551	—
Corporates, by sector:
Financial	4,101,917	701,196	(22,307)	4,780,806	25
Utilities	1,937,738	416,114	(1,565)	2,352,287	13
Energy	1,678,969	269,640	(33,725)	1,914,884	10
Other corporate sectors	6,514,677	955,908	(16,765)	7,453,820	40
Total corporates	14,233,301	2,342,858	(74,362)	16,501,797	88
Collateralized debt obligations	56,990	24,298	(7,184)	74,104	—
Other asset-backed securities	143,796	5,094	(371)	148,519	1
Total fixed maturities	$16,415,776	$2,574,606	$(83,235)	$18,907,147	100
(1)Amount reported in the balance sheet.
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2020 is shown below on an amortized cost, net of allowance for credit losses basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At March 31, 2020
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$51,897	$52,538
Due after one year through five years	668,783	705,821
Due after five years through ten years	1,684,359	1,852,455
Due after ten years through twenty years	5,647,201	6,462,058
Due after twenty years	8,099,163	8,613,350
Mortgage-backed and asset-backed securities	188,687	193,319
	$16,340,090	$17,879,541

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: Net investment income for the three month periods ended March 31, 2020 and 2019 is summarized as follows:

	Three Months Ended March 31,
	2020	2019	%
Fixed maturities available for sale	$217,127	$215,763	1
Policy loans	11,118	10,636	5
Other long-term investments(1)	4,623	3,388	36
Short-term investments	307	819	(63)
	233,175	230,606	1
Less investment expense	(4,184)	(3,933)	6
Net investment income	$228,991	$226,673	1
(1)For three months ended March 31, 2020 and 2019, the investment funds, accounted for under the fair value option method, recorded $2.0 million and $1.3 million, respectively in net investment income.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended March 31,
	2020	2019
Fixed maturities available for sale:
Proceeds from sales(1)	$50,360	$34,997
Gross realized gains	2,642	46
Gross realized losses	—	(3,027)
(1)There were no unsettled sales in the periods ended March 31, 2020 and 2019.

An analysis of realized gains (losses) is as follows:

	Three Months Ended March 31,
	2020	2019
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$4,934	$3,670
Provision for credit losses	(31,854)	—
Fair value option—change in fair value	583	(2,185)
Other investments	240	(156)
Realized gains (losses) from investments	(26,097)	1,329
Applicable tax	5,480	(279)
Realized gains (losses), net of tax	$(20,617)	$1,050
(1)During the three months ended March 31, 2020 and 2019, the Company recorded $5.9 million and $68.9 million of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $5.8 million, respectively in realized gains (losses).

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at March 31, 2020 and December 31, 2019:

	Fair Value Measurement at March 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$455,551	$—	$455,551
States, municipalities, and political subdivisions	—	1,739,474	—	1,739,474
Foreign governments	—	24,305	—	24,305
Corporates, by sector:
Financial	—	4,421,164	139,777	4,560,941
Utilities	—	2,116,566	147,309	2,263,875
Energy	—	1,433,768	32,500	1,466,268
Other corporate sectors	—	6,877,424	298,809	7,176,233
Total corporates	—	14,848,922	618,395	15,467,317
Collateralized debt obligations	—	—	68,373	68,373
Other asset-backed securities	—	111,754	12,767	124,521
Total fixed maturities	$—	$17,180,006	$699,535	$17,879,541
Percentage of total	—%	96%	4%	100%

	Fair Value Measurement at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$437,520	$—	$437,520
States, municipalities, and political subdivisions	—	1,717,656	—	1,717,656
Foreign governments	—	27,551	—	27,551
Corporates, by sector:
Financial	—	4,628,875	151,931	4,780,806
Utilities	—	2,195,539	156,748	2,352,287
Energy	—	1,873,482	41,402	1,914,884
Other corporate sectors	—	7,131,773	322,047	7,453,820
Total corporates	—	15,829,669	672,128	16,501,797
Collateralized debt obligations	—	—	74,104	74,104
Other asset-backed securities	—	135,342	13,177	148,519
Total fixed maturities	$—	$18,147,738	$759,409	$18,907,147
Percentage of total	—%	96%	4%	100%

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2020	$13,177	$74,104	$672,128	$759,409
Included in realized gains / losses	—	—	1,213	1,213
Included in other comprehensive income	(276)	(5,475)	(34,072)	(39,823)
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	1,139	2	1,141
Other(1)	(134)	(1,395)	(20,876)	(22,405)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at March 31, 2020	$12,767	$68,373	$618,395	$699,535
Percent of total fixed maturities	—%	0.4%	3.5%	3.9%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2019	$12,982	$73,369	$553,471	$639,822
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	298	4,176	10,663	15,137
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	1,162	3	1,165
Other(1)	(126)	(1,458)	(1,817)	(3,401)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at March 31, 2019	$13,154	$77,249	$562,320	$652,723
Percent of total fixed maturities	0.1%	0.4%	3.3%	3.8%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains or (losses) for the period included in other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains/Losses included in Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At March 31, 2020	$(276)	$(5,475)	$(34,072)	$(39,823)
At March 31, 2019	298	4,176	10,663	15,137

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of March 31, 2020	348	34	382
As of December 31, 2019	82	51	133

Globe Life's entire fixed maturity portfolio consisted of 1,676 issues at March 31, 2020 and 1,633 issues at December 31, 2019. The weighted-average quality rating of all unrealized loss positions at amortized cost as of March 31, 2020 was BBB compared with BBB- as of December 31, 2019. The increase in quality rating is primarily attributed to an overall increase in market rates that caused certain higher rated securities to move from an unrealized gain position to an unrealized loss position.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale for which an allowance for credit losses has not been recorded at March 31, 2020.

Analysis of Gross Unrealized Investment Losses

	At March 31, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$—	$1,896	$(124)	$1,896	$(124)
States, municipalities and political subdivisions	133,114	(4,411)	—	—	133,114	(4,411)
Foreign governments	5,751	(196)	—	—	5,751	(196)
Corporates, by sector:
Financial	662,300	(43,549)	5,105	(3,395)	667,405	(46,944)
Utilities	158,406	(3,790)	—	—	158,406	(3,790)
Energy	815,807	(172,760)	1,218	(730)	817,025	(173,490)
Other corporate sectors	1,006,257	(62,923)	27,162	(2,656)	1,033,419	(65,579)
Total corporates	2,642,770	(283,022)	33,485	(6,781)	2,676,255	(289,803)
Other asset-backed securities	79,404	(5,992)	8	—	79,412	(5,992)
Total investment grade securities	2,861,039	(293,621)	35,389	(6,905)	2,896,428	(300,526)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	19,232	(3,397)	91,734	(40,990)	110,966	(44,387)
Utilities	27,081	(3,405)	12,976	(3,273)	40,057	(6,678)
Energy	56,412	(30,872)	30,509	(31,391)	86,921	(62,263)
Other corporate sectors	125,431	(10,434)	63,801	(16,260)	189,232	(26,694)
Total corporates	228,156	(48,108)	199,020	(91,914)	427,176	(140,022)
Collateralized debt obligations	—	—	9,876	(10,124)	9,876	(10,124)
Other asset-backed securities	—	—	12,736	(1,439)	12,736	(1,439)
Total below investment grade securities	228,156	(48,108)	221,632	(103,477)	449,788	(151,585)
Total fixed maturities	$3,089,195	$(341,729)	$257,021	$(110,382)	$3,346,216	$(452,111)

Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in interest rates or credit spreads. As noted in Note 1, the Company considers many factors when determining whether a credit loss exists. While the Company holds securities that may be in an unrealized loss position from time to time, Globe Life does not intend to sell and it is likely that Management will not be required to sell the fixed maturities prior to their anticipated recovery due to the strong cash flows generated by its insurance operations.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale at December 31, 2019. Globe Life considered these investments to be only temporarily impaired.

Analysis of Gross Unrealized Investment Losses

	At December 31, 2019
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$1,255	$(2)	$21,044	$(294)	$22,299	$(296)
States, municipalities and political subdivisions	66,774	(626)	—	—	66,774	(626)
Foreign governments	6,496	(396)	—	—	6,496	(396)
Corporates, by sector:
Financial	117,389	(1,733)	7,183	(1,317)	124,572	(3,050)
Utilities	8,400	(166)	—	—	8,400	(166)
Energy	52,312	(1,058)	1,833	(115)	54,145	(1,173)
Other corporate sectors	136,386	(1,584)	61,473	(3,260)	197,859	(4,844)
Total corporates	314,487	(4,541)	70,489	(4,692)	384,976	(9,233)
Other asset-backed securities	—	—	—	—	—	—
Total investment grade securities	389,012	(5,565)	91,533	(4,986)	480,545	(10,551)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	—	—	113,481	(19,257)	113,481	(19,257)
Utilities	7,529	(135)	14,985	(1,264)	22,514	(1,399)
Energy	14,968	(146)	69,956	(32,406)	84,924	(32,552)
Other corporate sectors	—	—	67,655	(11,921)	67,655	(11,921)
Total corporates	22,497	(281)	266,077	(64,848)	288,574	(65,129)
Collateralized debt obligations	—	—	12,816	(7,184)	12,816	(7,184)
Other asset-backed securities	—	—	13,879	(371)	13,879	(371)
Total below investment grade securities	22,497	(281)	292,772	(72,403)	315,269	(72,684)
Total fixed maturities	$411,509	$(5,846)	$384,305	$(77,389)	$795,814	$(83,235)

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows. Based on key factors considered by management, a provision for credit losses of $32 million was recorded for one energy issuer during the 3 months ended March 31, 2020. Refer to Note 1 for factors considered in the recording of the allowance for credit losses.

Corporates
Balance at January 1, 2020	$—
Additions to allowance for which credit losses were not previously recorded	31,854
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell	—
Balance at March 31, 2020	$31,854

As of March 31, 2020 and December 31, 2019, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	March 31, 2020	December 31, 2019

Investment funds	$211,791	$185,851
Commercial mortgage loan participations	161,841	137,692
Other	3,607	2,804
Total	$377,239	$326,347

The investment funds consist of limited partnerships whereby the Company has a prorata share of ownership ranging from 1% to 20%. For each investment, the Company has elected the fair value option, but would have been otherwise accounted for as an equity method investment. The fair value option is assessed for each individual investment and concluded at the inception of the investment. Additionally, each investment is evaluated under ASC 810, Consolidation to determine if it is a variable interest entity and would qualify for consolidation; none of the investments qualify for consolidation as the Company is not the primary beneficiary in any of these investments.

The investments are reported at the Company's pro-rata share of the investment fund's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. Changes in the net asset value per share are recorded in Realized gains (losses) on the Consolidated Statements of Operations. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. Periodic distributions are recorded in net investment income. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. During the quarter, the Company has not committed to any new limited partnerships. The Company had $25 million of capital called during the quarter from existing investment funds, reducing our unfunded commitments by this amount.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Office	$42,670	26	$42,350	31
Mixed use	42,010	26	27,501	20
Hospitality	22,602	14	22,324	16
Industrial	22,422	14	17,612	13
Retail	18,605	11	17,318	12
Multi-family	13,867	9	10,587	8
Total recorded investment	162,176	100	137,692	100
Less allowance for credit losses	(335)	—	—	—
Carrying value, net of allowance for credit losses	$161,841	100	$137,692	100

	March 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
South Atlantic	$51,539	32	$50,867	37
Pacific	55,909	35	36,546	27
Middle Atlantic	28,073	17	25,328	18
East North Central	10,579	6	10,568	8
West South Central	8,368	5	8,072	6
East South Central	4,684	3	4,676	3
West North Central	1,386	1	—	—
New England	1,638	1	1,635	1
Total recorded investment	162,176	100	137,692	100
Less allowance for credit losses	(335)	—	—	—
Carrying value, net of allowance for credit losses	$161,841	100	$137,692	100

As of March 31, 2020, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the quarter, the Company had 27 loans in the portfolio. The portfolio includes similar characteristics such as origination period, delinquent status, and geography. Factors considered include, but are not limited to, collateral value, loan-to-value ratio, debt service coverage ratio, local market conditions, credit quality of the borrower and tenants, and loan performance.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
A summary of the activity in the allowance for credit losses is as follows. As noted in Note 1, the Company adopted ASU 2016-13 using the modified retrospective method for commercial mortgage loans. A cumulative effect adjustment was recorded to retained earnings of $335 thousand ($265 thousand, net of tax). There were no additional credit losses recorded during the three months ended March 31, 2020.

Commercial Mortgage Loans
Balance at January 1, 2020	$—
Cumulative effect of adoption ASU 2016-13	335
Provision for credit losses	—
Balance at March 31, 2020	$335

As of March 31, 2020 and December 31, 2019, the Company did not have any commercial mortgage loans in non-accrual status. Additionally, all of our commercial mortgage loans were current with respect to payment status and no commercial mortgage loans were classified as a troubled debt restructuring (TDRs).

The following tables are reflective of the key factors, debt service coverage ratios and loan-to-value ratios (LTVs), that are utilized by management to monitor the performance of the portfolios. The Company only invests in commercial mortgage loans that have a loan-to-value ratio less than 80%. Generally, a higher LTV ratios can potentially equate to higher risk of loss.

	March 31, 2020
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$62,270	$67,799	$12,678	$142,747	88
70% to 80%	13,047	1,790	—	14,837	9
81% to 90%	—	—	—	—	—
Greater than 90%	4,592	—	—	4,592	3
Total	$79,909	$69,589	$12,678	$162,176	100
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by the fair value of the property. LTVs are generally assessed on an annual basis, or more frequently when a loan is materially underperforming, 30 days delinquent, or in technical default.

	December 31, 2019
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio:
Less than 70%	$64,160	$47,634	$12,666	$124,460	90
70% to 80%	11,445	1,787	—	13,232	10
81% to 90%	—	—	—	—	—
Greater than 90%	—	—	—	—	—
Total	$75,605	$49,421	$12,666	$137,692	100
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement expires in 2021. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. As of March 31, 2020, the outstanding balance was $150 million.

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

GL Q1 2020 FORM 10-Q

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

On January 16, 2019, putative class action litigation was filed against American Income in Orange County, California Superior Court (Putros v. American Income Life Insurance Company, Case No. 30-2019-01044772-CU-OE-CXC) (Putros Action). An amended complaint was filed on January 22, 2019. The plaintiff, a former insurance sales agent of American Income, sued on behalf of all current and former sales agents who sold insurance for American Income in the State of California for the year prior to the filing of the complaint. The lawsuit alleged that American Income sales agents were employees and asserted claims under the California Private Attorney General Act. The complaint sought penalties for failure to pay minimum wage, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, and misclassification. The case was dismissed on November 20, 2019.

With respect to the related cases above, on August 1, 2019, Plaintiffs in the Joh and Hamilton Actions jointly moved for preliminary approval of a settlement of all class and representative claims, which broadly covers “all individuals who trained to become and/or worked as sales agents in California for Defendant during the last four years prior to the filing of the original Complaint in Joh and whose training and/or work began before the date of preliminary approval of this Settlement.” Plaintiffs’ preliminary motion anticipated that the proposed settlement would resolve all claims in the Joh and Hamilton Actions, and in doing so, encompass all pending claims asserted in the Putros and Golz Actions. On August 16, 2019, the Northern District of California granted the Motion for Preliminary Approval of Class Action Settlement and scheduled a hearing for final approval of the settlement for January 9, 2020. The Court denied final approval of the class settlement but invited plaintiff’s counsel to submit a renewed Motion for Final Settlement Approval to address certain issues the court had raised during the final approval hearing. On February 20, 2020, Plaintiffs in the Joh and Hamilton Actions filed a renewed Motion for Final Settlement Approval, which the Court denied on April 15, 2020. In doing so, the Court noted the need for a more equitable distribution of the proposed settlement proceeds among class members. The parties continue to evaluate settlement.

On December 19, 2019, putative collective action litigation was filed against American Income in United States District Court for the Eastern District of Arkansas (Patterson v. American Income Life Insurance Company, et al, Case No. 4:19-cv-918 KGB). The plaintiff, a former insurance sales agent of American Income, is pursuing a national collective action on behalf of all “similarly situated” individuals for the three years prior to the filing of the complaint. The lawsuit alleges that insurance agent trainees should have been classified as employees and asserts claims for minimum wage, overtime, liquidated damages and attorney’s fees under the Fair Labor Standards Act. The Plaintiff also asserts an individual claim under the Arkansas Minimum Wage Act. American Income has filed a motion to compel arbitration of Plaintiff’s individual claims.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

On February 27, 2020, putative collective action litigation was filed against American Income in United States District Court for the Western District of Pennsylvania (Berry, et al v. American Income Life Insurance Company, et al, Case No. 2:20-cv-00110-LPL). The plaintiffs, former insurance sales agents of American Income, are pursuing relief on behalf of “all individuals who trained to become and/or worked as sales agents/insurance producers for American Income Life Insurance” in the three years prior to the filing of the complaint. The lawsuit alleges that agent trainees and insurance agents should have been classified as employees. It asserts a national collective action under the Fair Labor Standards Act seeking compensation for minimum wage, overtime, expense reimbursement, missed meal and rest breaks, recoupment of certain commissions and improper recordkeeping. In addition, the lawsuit asserts a class action under the Pennsylvania Minimum Wage Act and Pennsylvania Wage Payment and Collection Law seeking similar relief. Plaintiffs also seek liquidated damages and attorney’s fees, and assert an unjust enrichment claim.

With respect to the aforementioned litigation, at this time, management believes that the possibility of a material judgment adverse to the Company is remote.

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$163,808	$154,528
Incurred related to:
Current year	165,129	151,230
Prior year	(5,358)	1,166
Total incurred	159,771	152,396
Paid related to:
Current year	69,495	60,055
Prior year	92,050	88,445
Total paid	161,545	148,500
Balance at end of period	$162,034	$158,424

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	March 31, 2020	December 31, 2019

Policy claims and other benefits payable:
Life insurance	$202,242	$201,594
Health insurance	162,034	163,808
Total	$364,276	$365,402

GL Q1 2020 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's defined benefit pension plans at March 31, 2020 and December 31, 2019.
Pension Assets by Component at March 31, 2020

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$48,063	$—	$48,063	12
Utilities	—	42,204	—	42,204	10
Energy	—	16,472	—	16,472	4
Other corporates	—	87,542	—	87,542	21
Total corporate bonds	—	194,281	—	194,281	47
Exchange traded fund(1)	166,692	—	—	166,692	40
Other bonds	—	264	—	264	—
Guaranteed annuity contract(2)	—	28,418	—	28,418	7
Short-term investments	8,327	—	—	8,327	2
Other	6,220	—	—	6,220	1
	$181,239	$222,963	$—	404,202	97
Other long-term investments(3)				11,611	3
Total pension assets				$415,813	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Pension Plan owns less than 1% of the investment fund. As of March 31, 2020, the expected term of the investment fund is approximately 5 years and the unfunded commitment of the investment fund is $4.9 million. The investment is non-redeemable. The investment fund strategy is opportunistic, applying a comprehensive relative value approach across various asset classes and opportunities in public and private markets, geographies, and capital structures.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Pension Assets by Component at December 31, 2019

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$51,111	$—	$51,111	11
Utilities	—	42,758	—	42,758	9
Energy	—	21,907	—	21,907	5
Other corporates	—	89,725	—	89,725	19
Total corporate bonds	—	205,501	—	205,501	44
Exchange traded fund(1)	207,176	—	—	207,176	44
Other bonds	—	251	—	251	—
Guaranteed annuity contract(2)	—	28,278	—	28,278	6
Short-term investments	8,414	—	—	8,414	2
Other	6,876	—	—	6,876	1
	$222,466	$234,030	$—	456,496	97
Other long-term investments(3)				12,267	3
Total pension assets				$468,763	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life's subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.
(3)Included in other long-term investments is an investment fund that reports the Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Pension Plan owns approximately 1% of the investment fund. As of December 31, 2019, the expected term of the investment fund is approximately 5 years and the unfunded commitment of the investment fund is $4.1 million. The investment is non-redeemable. The investment fund strategy is opportunistic, applying a comprehensive relative value approach across various asset classes and opportunities in public and private markets, geographies, and capital structures.

SERP: The following table includes information regarding the SERP.

	Three Months Ended March 31,
	2020	2019
Premiums paid for insurance coverage	$443	$444

	March 31, 2020	December 31, 2019
Total investments:
Company owned life insurance	$48,497	$47,733
Exchange traded funds	55,303	65,585
	$103,800	$113,318

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Pension and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Defined benefit pension	$529,218	$578,860
SERP	86,410	86,347
Pension benefit obligation	$615,628	$665,207

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three months ended March 31, 2020 and 2019.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2020	2019
Service cost	$6,116	$4,982
Interest cost	5,651	5,964
Expected return on assets	(7,390)	(6,966)
Amortization:
Prior service cost	158	158
Actuarial (gain) loss	3,924	1,894
Net periodic benefit cost	$8,459	$6,032

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2020	2019
Basic weighted average shares outstanding	107,285,223	110,301,527
Weighted average dilutive options outstanding	1,847,021	2,027,348
Diluted weighted average shares outstanding	109,132,244	112,328,875

Antidilutive shares	529,129	1,846,151

Antidilutive shares are excluded from the calculation of diluted earnings per share.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 9—Business Segments

Globe Life is organized into four segments: life insurance, supplemental health insurance, annuities, and investments. In addition, other expenses not included in these segments are reported in "Corporate & Other."

Globe Life's reportable insurance segments are based on the insurance product lines it markets and administers: life insurance, supplemental health insurance, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment which manages the investment portfolio, debt, and cash flow for the insurance segments and the corporate function. The Company's chief operating decision makers evaluate the overall performance of the operations of the Company in accordance with these segments.

Life insurance products marketed by Globe Life include traditional whole life and term life insurance. Health insurance products are generally guaranteed-renewable and include Medicare Supplement, critical illness, accident, and limited-benefit supplemental hospital and surgical coverage. Annuities include fixed-benefit contracts.

Globe Life markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Globe Life's insurance segments. Our distribution channels consist of the following exclusive agencies, American Income Life Division (American Income), Liberty National Division (Liberty National) and Family Heritage Division (Family Heritage); an independent agency, United American Division (United American); and our Direct to Consumer Division (Direct to Consumer). The tables below present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	Three Months Ended March 31, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$302,852	47	$25,727	9	$—	—	$328,579	35
Direct to Consumer	220,043	34	19,796	7	—	—	239,839	26
Liberty National	72,868	11	47,640	17	—	—	120,508	13
United American	2,490	—	110,059	39	—	—	112,549	12
Family Heritage	1,021	—	76,983	28	—	—	78,004	8
Other	50,356	8	—	—	—	—	50,356	6
	$649,630	100	$280,205	100	$—	—	$929,835	100

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2019
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$281,767	45	$24,099	9	$—	—	$305,866	34
Direct to Consumer	217,559	35	20,260	8	—	—	237,819	27
Liberty National	70,717	11	48,156	18	—	—	118,873	13
United American	2,751	1	102,905	38	—	—	105,656	12
Family Heritage	931	—	71,264	27	—	—	72,195	8
Other	50,564	8	—	—	—	—	50,564	6
	$624,289	100	$266,684	100	$—	—	$890,973	100

Due to the nature of the life insurance industry, Globe Life has no individual or group that would be considered a major customer. Substantially all of Globe Life's business is conducted in the United States.

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

The measure of profitability for the Investment segment is excess investment income, representing the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Globe Life's debt. Other than the above-mentioned interest allocations and an intersegment commission, there are no other intersegment revenues or expenses. Expenses directly attributable to corporate operations are included in the “Corporate & Other” category. Stock-based compensation expense is considered a corporate expense by Globe Life management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are also included in the “Corporate & Other” segment category.

Globe Life holds a sizable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations of its insurance products. From time to time, investments are sold or called, or experience a credit loss event, each of which are reflected by the Company as realized gains (losses). These gains or losses generally occur as a result of disposition due to issuer calls, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

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

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items. See Note—1 Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	Three Months Ended March 31, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$649,630	$280,205	$—	$—	$—	$—		$929,835
Net investment income	—	—	—	228,991	—	—		228,991
Other income	—	—	—	—	325	—		325
Total revenue	649,630	280,205	—	228,991	325	—		1,159,151
Expenses:
Policy benefits	421,670	178,711	7,588	—	—	—		607,969
Required interest on reserves	(171,205)	(22,510)	(10,456)	204,171	—	—		—
Required interest on DAC	52,118	6,519	88	(58,725)	—	—		—
Amortization of acquisition costs	114,308	29,025	504	—	—	—		143,837
Commissions, premium taxes, and non-deferred acquisition costs	53,936	24,995	6	—	—	—		78,937
Insurance administrative expense(1)	—	—	—	—	63,620	3,275	(2)	66,895
Parent expense	—	—	—	—	2,331	—		2,331
Stock-based compensation expense	—	—	—	—	9,356	—		9,356
Interest expense	—	—	—	20,808	—	—		20,808
Total expenses	470,827	216,740	(2,270)	166,254	75,307	3,275		930,133
Subtotal	178,803	63,465	2,270	62,737	(74,982)	(3,275)		229,018
Non-operating items	—	—	—	—	—	3,275	(2)	3,275
Measure of segment profitability (pretax)	$178,803	$63,465	$2,270	$62,737	$(74,982)	$—		232,293

Realized gain (loss)—investments								(26,097)
Legal proceedings								(3,275)
Income before income taxes per Condensed Consolidated Statements of Operations								$202,921
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings—See Note 5 for further discussion.

GL Q1 2020 FORM 10-Q

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
(1)Administrative expense is not allocated to insurance segments.
(2)In 2019, the Company recorded $400 thousand in administrative settlements related to state regulatory examinations.

Note 10—Subsequent Events

Subsequent to the balance sheet date, equity and financial markets have continued to experience significant volatility in response to the COVID-19 pandemic. The Company did not incur material claims or significant disruptions to the business for the three months ended March 31, 2020. However, the full extent to which COVID-19 impacts financial results in the future remains uncertain as of the date of this Form 10-Q.

On April 9, 2020, Globe Life Inc. entered into a new 364-day $300 million term loan facility and drew the entire $300 million on April 15, 2020.

GL Q1 2020 FORM 10-Q

CAUTIONARY STATEMENTS

We caution readers regarding certain forward-looking statements contained in the foregoing discussion and elsewhere in this document, and in any other statements made by, or on behalf of Globe Life whether or not in future filings with the Securities and Exchange Commission. Any statement that is not a historical fact, or that might otherwise be considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement. Such statements represent management's opinions concerning future operations, strategies, financial results or other developments. We specifically disclaim any obligation to update or revise any forward-looking statement because of new information, future developments, or otherwise.

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control, including uncertainties related to the expected impact of the COVID-19 outbreak on our business operations, financial results and financial condition. If these estimates or assumptions prove to be incorrect, the actual results of Globe Life may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to the Company specifically. Such events or developments could include, but are not necessarily limited to:

1.Economic and other conditions, including the COVID-19 pandemic and its impact on the U.S. economy, leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Globe Life's assumptions;
2.Regulatory developments, including changes in accounting standards or governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that would affect Medicare Supplement);
3.Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that could affect the sales of traditional Medicare Supplement insurance;
4.Interest rate changes that affect product sales and/or investment portfolio yield;
5.General economic, industry sector or individual debt issuers’ financial conditions (including developments and volatility arising from the COVID-19 pandemic, particularly in certain industries that may comprise part of our investment portfolio) that may affect the current market value of securities we own, or that may impair an issuer’s ability to make principal and/or interest payments due on those securities;
6.Changes in pricing competition;
7.Litigation results;
8.Levels of administrative and operational efficiencies that differ from our assumptions (including any reduction in efficiencies resulting from increased costs arising from operating during the COVID-19 pandemic);
9.The ability to obtain timely and appropriate premium rate increases for health insurance policies from our regulators;
10.The customer response to new products and marketing initiatives;
11.Reported amounts in the consolidated financial statements which are based on management estimates and judgments which may differ from the actual amounts ultimately realized;
12.Compromise by a malicious actor or other event that causes a loss of secure data from, or inaccessibility to, our computer and other information technology systems;
13.The severity, magnitude and impact of the COVID-19 pandemic, including effects of the pandemic and the effects of the U.S. government’s and other businesses’ response to the pandemic, on our operations and personnel, and on commercial activity and demand for our products; and
14.Our ability to access the commercial paper and debt markets, particularly if such markets become unpredictable or unstable for a certain period as a result of the COVID-19 pandemic.

Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission.

GL Q1 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

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

Insurance Product Line Segments. The insurance product line segments involve the marketing, underwriting, and administration of policies. Each product line is further segmented by the various distribution channels that market the insurance policies. Each distribution channel operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution channels within the segment, the measure of profitability used by management is the underwriting margin, as seen below:

Premium revenue (Policy obligations) (Policy acquisition costs and commissions) Underwriting margin

Investment Segment. The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability for the investment segment is excess investment income, as seen below:

Net investment income (Required interest on net policy liabilities) (Financing costs) Excess investment income

GL Q1 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
COVID-19—The Company is closely monitoring the impact of the novel coronavirus (COVID-19) on the Company's business, distribution channels, employees, and policyholders. The Company did not incur material claims or significant disruptions to the business for the three months ended March 31, 2020. However, we do foresee some adverse impact to near-term sales activity, premium, policy benefits, invested assets, and regulatory capital, although the full extent to which COVID-19 impacts financial results remains uncertain as of the date of this Form 10-Q.

As a Company, we are committed to our employees, agents, customers, vendors, and shareholders in our resolve to maintain a stable and secure business. The Company has been taking the necessary steps to ensure the health and safety of our employees through adherence to the Centers for Disease Control and Prevention (CDC) and local government work guidelines. In addition, the Company has converted to virtual sales and recruiting processes to enable our agents to continue their activities. The Company continues to diligently monitor and respond to the coronavirus outbreak and is taking every reasonable measure to make sure customers continue to be served without interruption.

GL Q1 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing 2020 with 2019.
•Net income as a return on equity ("ROE") was 9.6% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 14.1%.
•Total premium increased 4% over the same period in the prior year. Life premium increased 4% for the period from $624 million in 2019 to $650 million in 2020. Life underwriting margin increased 5% from $170 million in 2019 to $179 million in 2020.
•Net investment income increased 1% over the same period in the prior year. Excess investment income declined 4% below the prior year.
•Total net sales increased 6% over the same period in the prior year from $144 million to $153 million.
•Book value per share increased 13% over the same period in the prior year from $54.13 to $60.98. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 9% over the prior year from $45.45 to $49.66.
•In 2020, the Company repurchased 1.6 million Globe Life Inc. common shares at a total cost of $139 million for an average share price of $85.47.

The following graphs represent net income and net operating income from continuing operations for the three months ended March 31, 2020 and 2019.

Net Income

(Dollar amounts in thousands)

$200,000
$160,000
$120,000
$80,000
$40,0
$0
$185,345
2019
$165,540
2020

Net Operating Income[1]

(Dollar amounts in thousands)

$200,000
$160,000
$120,000
$80,000
$40,0
$0
$184,744
2019
$188,744
2020

(1)Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. It has been used consistently by Globe Life's management for many years to evaluate the operating performance of the Company. It differs from net income primarily because it excludes certain non-operating items such as realized gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $1.2 billion and $969 million for 2020 and 2019, respectively.

Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $11.32 and $8.68 for 2020 and 2019, respectively.

Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL Q1 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income declined 11% to $166 million during the three months ended March 31, 2020, compared with $185 million in the same period in 2019. This decrease was primarily attributed to the recording of a $25 million after tax provision for credit losses on the available-for-sale fixed maturities. See further discussion under the caption Investments. On a diluted per common share basis, net income per common share for the three months ended March 31, 2020 declined 8% from $1.65 to $1.52.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income increased 2% to $189 million for the three months ended March 31, 2020, compared with $185 million for the same period in 2019. On a diluted per common share basis, net operating income per common share for the three months ended March 31, 2020 increased 5% from $1.64 to $1.73.

Globe Life's operations on a segment-by-segment basis are discussed in depth below. Net operating income has been used consistently by management for many years to evaluate the operating performance of the Company, and is a measure commonly used in the life insurance industry. It differs from net income primarily because it excludes certain non-operating items such as realized investment gains and losses, provision for credit losses, and other significant and unusual items included in net income. Management believes an analysis of net operating income is important in understanding the profitability and operating trends of the Company’s business. Net income is the most directly comparable GAAP measure.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019	Change	%
Life insurance underwriting margin	$178,803	$169,839	$8,964	5
Health insurance underwriting margin	63,465	61,514	1,951	3
Annuity underwriting margin	2,270	2,416	(146)	(6)
Excess investment income	62,737	65,555	(2,818)	(4)
Other insurance:
Other income	325	241	84	35
Administrative expense	(63,620)	(59,191)	(4,429)	7
Corporate and other	(11,687)	(13,202)	1,515	(11)
Pre-tax total	232,293	227,172	5,121	2
Applicable taxes	(43,549)	(42,428)	(1,121)	3
Net operating income	188,744	184,744	4,000	2
Reconciling items, net of tax:
Realized gain (loss)—investments	4,548	1,050	3,498
Realized loss—provision for credit losses	(25,165)	—	(25,165)
Part D adjustments—discontinued operations	—	(49)	49
Administrative settlements	—	(400)	400
Legal proceedings	(2,587)	—	(2,587)
Net income	$165,540	$185,345	$(19,805)	(11)

GL Q1 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In first quarter of 2020, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following tables represent the breakdown of total underwriting margin by operating segment and distribution channel for the three months ended March 31, 2020.

Q1 2020 Total Underwriting Margin

(By segment)

1%
26%
73%
Life
Health
Annuity

Q1 2020 Total Underwriting Margin
(By distribution channel)
46%
17%
7%
8%
13%
9%
American Income Life Division
Direct to Consumer Division
Liberty National Division
Family Heritage Division
United American Division
Other

Total premium income rose 4% for the three months ended March 31, 2020 to $930 million. Total net sales increased 6% to $153 million, when compared with the same period in 2019. Total first-year collected premium was $128 million for the 2020 period, compared with $118 million for the 2019 period.

Life insurance premium income increased 4% to $650 million over the prior year total of $624 million. Life net sales rose 5% to $111 million for the first three months of 2020. First-year collected life premium rose 5% to $85 million. Life underwriting margins, as a percent of premium, increased to 28% in 2020 from 27% in the prior year. Underwriting margin increased to $179 million for the three months ended March 31, 2020, 5% over the same period in 2019.

Health insurance premium income increased 5% to $280 million over the prior year total of $267 million. Health net sales rose 9% to $42 million for the first three months of 2020. First-year collected health premium rose 15% to $43 million. Health underwriting margins, as a percent of premium, were 23% in both periods. Underwriting margin increased to $63 million for the first three months of 2020, 3% over the same period in 2019.

Excess investment income, the measure of profitability of our investment segment, declined 4% during the first three months of 2020 to $63 million from $66 million in the same period in 2019. Excess investment income per common share, reflecting the impact of our share repurchase program, declined 2% to $0.57 from $0.58 in the same period last year.

Insurance administrative expenses increased 7.5% in 2020 when compared with the prior year period. These expenses were 6.8% as a percent of premium during the first three months of 2020 compared with 6.6% a year earlier. The increase in administrative expenses was primarily due to an increase in investments in information technology and pension costs.

For the three months ended March 31, 2020, the Company repurchased 1.6 million Globe Life Inc. shares at a total cost of $139 million for an average share price of $85.47.

GL Q1 2020 FORM 10-Q

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
•Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period. Annualized premium in force is an indicator of potential growth in premium revenue.
•Net sales is annualized premium issued (gross premium that would be received during the policies' first year in force and assuming that none of the policies lapsed or terminated), net of cancellations in the first thirty days after issue, except in the case of our Direct to Consumer Division, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. We believe that net sales is a better indicator of the rate of premium growth as compared with annualized premium issued.
•First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

COVID 19—Once COVID-19 was recognized as an immediately disruptive issue to our country and the Company, our incident response team and crisis management team, which includes members of executive management, took action and ultimately guided the Company into a smooth transition of working remotely. Within a very short time, the Company was able to transition those employees whose jobs did not require them to be in the office, over 70 percent of the Company's total workforce, to working remotely. The Company has continued to operate at nearly full capacity while taking the necessary steps to ensure the health and safety of our employees through adherence to the CDC and local government work guidelines.

With over 12,000 exclusive agents in the field, the Company was presented with a challenge to move from face-to-face sales presentations in customers' homes and businesses to a virtual sales process. The Company's agencies also had to move from in-person recruiting and training of new agents to virtual processes. While not without its challenges, the Company's exclusive agency divisions have been able to quickly pivot and continue to write new business and hire new agents due in part to new and updated information technology systems that we have put in place over the last several years. While our exclusive agencies had to make significant changes to their distribution processes as a result of COVID-19, our Direct to Consumer Division has been able to meet an increased demand for our products through its internet and inbound phone call channels.

While it is difficult to predict sales activity during this uncertain environment, the Company is expecting sales to be down for the full year. However, due to the strength of the Company's policies in force, we still expect our total premiums to grow around 3% to 4% for the full year. Furthermore, while we may see decreased sales over the next several months, we are pleased with the willingness of our agents and employees to quickly respond to the crisis. See further discussion of the distribution channels below for Life and Health.

GL Q1 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment, with first quarter 2020 life premium representing 70% of total premium and life underwriting margin representing 73% of the total. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2020		2019
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$649,630	100	$624,289	100	$25,341	4

Policy obligations	421,670	65	409,692	66	11,978	3
Required interest on reserves	(171,205)	(27)	(163,662)	(26)	(7,543)	5
Net policy obligations	250,465	38	246,030	40	4,435	2
Commissions, premium taxes, and non-deferred acquisition expenses	53,936	8	50,106	8	3,830	8
Amortization of acquisition costs	166,426	26	158,314	25	8,112	5
Total expense	470,827	72	454,450	73	16,377	4
Insurance underwriting margin	$178,803	28	$169,839	27	$8,964	5

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$302,852	47	$281,767	45	$21,085	7
Direct to Consumer	220,043	34	217,559	35	2,484	1
Liberty National	72,868	11	70,717	11	2,151	3
Other	53,867	8	54,246	9	(379)	(1)
Total	$649,630	100	$624,289	100	$25,341	4

Annualized life premium in force was $2.6 billion at March 31, 2020, an increase of 4% over $2.5 billion a year earlier.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$62,869	57	$57,551	54	$5,318	9
Direct to Consumer	32,547	29	32,447	31	100	—
Liberty National	12,488	11	12,259	12	229	2
Other	2,709	3	3,083	3	(374)	(12)
Total	$110,613	100	$105,340	100	$5,273	5

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$50,669	60	$47,476	58	$3,193	7
Direct to Consumer	21,094	25	21,256	26	(162)	(1)
Liberty National	10,666	12	9,394	12	1,272	14
Other	2,652	3	2,958	4	(306)	(10)
Total	$85,081	100	$81,084	100	$3,997	5

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to ensure sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 47% of the Company's 2020 year-to-date total. Net sales increased 9% to $63 million in 2020 over the 2019 total of $58 million. The underwriting margin, as a percent of premium, was 33% for the three months ended March 31, 2019, same a year-ago quarter.

Subsequent to quarter end, the division has seen a decrease in net sales as compared to the year-ago quarter as a result of COVID-19 restrictions; however, the level of sales has improved in recent weeks as agents have adapted to the new virtual sales process. This demonstrates a strength of having our agency comprised of independent business owners who are motivated to search out and adopt new ways of doing business. As a result of COVID-19, net sales may be lower in the remainder of 2020 as compared to the same periods in 2019. In addition, due to higher mortality from the pandemic, the underwriting margin as a percent of premium, is also likely to be slightly lower.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for American Income. The average producing agent is based on the actual count at the end of each week during the year.

	At March 31,		Change
	2020	2019	Amount	%
American Income	7,630	6,865	765	11

American Income Life continues to focus on growing and strengthening the agency force, specifically through additional agency office openings and emphasis on middle-management growth. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a lead mapping and customer relationship management (CRM) tool for the agency force. We anticipate this tool will help enhance agent productivity and agent retention.

The Direct to Consumer Division offers adult and juvenile life insurance through a variety of marketing approaches, including direct mailings, insert media, and electronic media. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology as well as focused on driving traffic to our inbound call center. The different approaches support and complement one another in the division's efforts to reach the consumer. The Direct to Consumer Division's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates.

While the juvenile market is an important source of sales, it also is a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a Direct to Consumer solicitation for life coverage on themselves than is the general adult population. Also, both juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time. Direct to Consumer Division’s underwriting margin, as a percent of premium, was 17% for the three months ended March 31, 2020, same as the year-ago quarter.

Subsequent to quarter-end, the Company saw an increased interest in our life insurance products through our internet and inbound phone channels. This increase may correlate with the COVID-19 pandemic response. Our continued investments in technology have allowed us to successfully serve the higher demands for our products through the digital self-serve and phone channels. If this level of activity continues as a result of COVID-19 response, net sales may be higher in the remainder of 2020 as compared to the same quarters in 2019. Additionally, due to expected higher claims from COVID-19, we likely will see a decrease in our underwriting margin as a percent of premium as a result of increased policyholder claims relating to the pandemic.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the division will help continue this growth. The underwriting margin as a percent of premium was 26% for the three months ended March 31, 2020, up from 25% during the same quarter a year ago. The increase is primarily attributable to lower policy obligations during the three months ended March 31, 2020 compared with higher than normal policy obligations during the same quarter a year ago.

Subsequent to quarter-end, the division has seen a decrease in net sales as compared to the year ago quarter as a result of COVID-19 restrictions. Although we are seeing an increase in individual sales and the agencies in the field are quickly adapting to the virtual sales process, it has been challenging to obtain new worksite sales as small businesses have been adversely affected by the pandemic. As a result of COVID-19, net sales may be lower in the remainder of 2020 as compared to the same periods in 2019. In addition, due to higher mortality from the pandemic, the underwriting margin as a percent of premium is also likely to be lower.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for Liberty National Division.

	At March 31,		Change
	2020	2019	Amount	%
Liberty National	2,648	2,179	469	22

The Liberty National Division average producing agency count increased 22% since prior year. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency's presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Systems that have been put in place, including the addition of a customer relationship management (CRM) platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual market.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $54 million of life premium income, or 8% of Globe Life's total premium income in the three months ended March 31, 2020, and contributed 3% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company includes primarily Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 30% of our total premium in 2020, while the health underwriting margin accounted for 26% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. As noted under the caption Life Insurance, the Company has emphasized life insurance sales relative to health due to life’s superior profitability and its greater contribution to excess investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2020		2019
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$280,205	100	$266,684	100	$13,521	5

Policy obligations	178,711	64	170,017	64	8,694	5
Required interest on reserves	(22,510)	(8)	(21,496)	(8)	(1,014)	5
Net policy obligations	156,201	56	148,521	56	7,680	5
Commissions, premium taxes, and non-deferred acquisition expenses	24,995	9	23,352	9	1,643	7
Amortization of acquisition costs	35,544	12	33,297	12	2,247	7
Total expense	216,740	77	205,170	77	11,570	6
Insurance underwriting margin	$63,465	23	$61,514	23	$1,951	3

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

We market supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$110,059	39	$102,905	38	$7,154	7
Family Heritage	76,983	28	71,264	27	5,719	8
Liberty National	47,640	17	48,156	18	(516)	(1)
American Income	25,727	9	24,099	9	1,628	7
Direct to Consumer	19,796	7	20,260	8	(464)	(2)
Total	$280,205	100	$266,684	100	$13,521	5

Of total health premium ($280 million), premium from limited-benefit plans comprise $144 million, or 51%, for 2020 compared with $136 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining 49% or $136 million for 2020 compared with $131 million in the same period in the prior year.

Annualized health premium in force at March 31, 2020 increased 6% to $1.1 billion over the prior year total.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$14,464	35	$14,894	39	$(430)	(3)
Family Heritage	16,281	39	13,030	34	3,251	25
Liberty National	5,943	14	5,565	14	378	7
American Income	4,752	11	3,899	10	853	22
Direct to Consumer	590	1	1,145	3	(555)	(48)
Total	$42,030	100	$38,533	100	$3,497	9

Of total net sales ($42 million), sales of limited-benefit plans comprise $27 million, or 64% of the total for 2020, compared with $23 million in the same period in the prior year. Medicare Supplement sales make up the remaining 36% or $15 million for 2020, compared with $16 million in the same period in the prior year.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$19,005	44	$16,084	43	$2,921	18
Family Heritage	13,446	31	11,936	32	1,510	13
Liberty National	5,286	12	4,601	12	685	15
American Income	4,507	11	3,758	10	749	20
Direct to Consumer	767	2	1,023	3	(256)	(25)
Total	$43,011	100	$37,402	100	$5,609	15

First-year collected premium related to limited-benefit plans comprises $23 million, or 54% of total first-year collected premium, for 2020 compared with $20 million in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining 46% or $20 million for 2020 compared with $17 million in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Independent Agency consists of non-exclusive independent agencies who may also sell for other companies. The United American Independent Agency was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Independent Agency represents 79% of all Medicare Supplement premium and 96% of Medicare Supplement net sales. For the period ended March 31, 2020, Medicare Supplement premium in this agency rose 7% to $108 million in 2020 over the prior period balance of $100 million. Medicare Supplement net sales declined 3% to $14 million in 2020 from the prior year period, primarily as a result of a decrease in group sales. Underwriting margin as a percent of premium was 14%, down from 15% for the period ended March 31, 2019. This decrease was primarily due to higher policy obligations and amortization of deferred acquisition costs as a percentage of premium in the current period versus the year-ago period.
Subsequent to quarter-end, the individual Medicare Supplement net sales decreased from the prior year. Accordingly, due to the COVID-19 pandemic, this agency may also see reduced sales during the remainder of the year.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of their policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 25% for the period ended March 31, 2020, same as the year-ago quarter.
Subsequent to quarter-end, the division has seen a decrease in net sales as compared to the year ago quarter as a result of COVID-19 restrictions. While it has been a challenge at this division to move from in-home sales to virtual sales, we are encouraged by the motivation of the agency owners to adopt this new way of doing business. As the shelter-in-place restrictions ease over the course of the next few months, we expect to see net sales toward the end of the year return to normal levels. However, for the full year, net sales in 2020 may be lower than the same periods in 2019. Additionally, we are expecting to see increased health claims which likely will cause a lower underwriting margin as a percent of premium.
Below is the average producing agent count at the end of the period for Family Heritage.

	At March 31,		Change
	2020	2019	Amount	%
Family Heritage	1,227	1,002	225	22

The Liberty National Division represented 17% of all Globe Life health premium income as of March 31, 2020. The Liberty National Division markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of this health business is now generated through worksite marketing. In 2020, health premium at Liberty National Division declined 1% to $48 million from the prior year period. The slight decline in health premium is primarily attributable to the runoff of a block of discontinued Medicare Supplement policies previously sold by the agency. As discussed in the Liberty National Division life section above, this division has seen decreased net sales across both life and health as result of the COVID-19 response. For the remainder of 2020, we expect health net sales to decrease compared with prior-year periods.

Other distribution. While some of the Company's other distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2020 and 17% in 2019. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division markets primarily Medicare Supplements to employer or union-sponsored groups. The Direct to Consumer Division added $1 million of Medicare Supplement net sales as of March 31, 2020 and 2019.

ANNUITIES

Annuities represent an insignificant part of our business and are not expected to be an important part of our marketing strategy going forward.

INVESTMENTS

We manage our capital resources including investments, debt, and cash flow through the investment segment. Excess investment income represents the profit margin attributable to investment operations and is the measure that we use to evaluate the performance of the investment segment as described in Note 9—Business Segments. It is defined as net investment income less both the required interest on net insurance policy liabilities and the interest cost associated with capital funding or “financing costs.”

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $8.0 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Net investment income	$228,991	$226,673	$2,318	1
Interest on net insurance policy liabilities:
Interest on reserves	(204,171)	(196,278)	(7,893)	4
Interest on deferred acquisition costs	58,725	56,438	2,287	4
Net required interest	(145,446)	(139,840)	(5,606)	4
Financing costs	(20,808)	(21,278)	470	(2)
Excess investment income	$62,737	$65,555	$(2,818)	(4)

Excess investment income per diluted share	$0.57	$0.58	$(0.01)	(2)

Mean invested assets (at amortized cost)	$17,472,498	$16,780,373	$692,125	4
Average net insurance policy liabilities(1)	10,277,692	9,942,946	334,746	3
Average debt and preferred securities (at amortized cost)	1,720,755	1,656,543	64,212	4
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined 4% compared with the year-ago period, while on a per diluted common share basis it declined 2% from the prior year-ago period.

Net investment income for the three months ended March 31, 2020 was $229 million or 1% greater than the year ago period. Mean invested assets increased 4% during the first three months of 2020 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.39% in the first three months of 2020, compared with 5.53% a year earlier. Growth in net investment income has been negatively impacted in recent periods primarily by reinvesting the proceeds from dispositions at yield rates less than what we earned on these bonds prior to disposition. As a result, growth in net investment income has been slower than the growth in mean invested assets. While the Company may see a higher turnover rate of fixed maturity assets of 2% to 4% in 2020 due to calls of highly-rated municipal securities, we expect that the average annual turnover of fixed maturity assets during the next five years will be less than 2% of the portfolio and will not have a material negative impact on net investment income.

Should the current low interest rate environment continue, the growth of the Company's net investment income will be negatively impacted primarily due to the investment of new money at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets. For 2020, we currently anticipate the average new money yield on our fixed maturity acquisitions to be approximately 100 basis points lower than the rate applicable to our 2019 acquisitions.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 75 to 80 basis points before the net unrealized gains on our fixed maturity portfolio as of March 31, 2020 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Required interest on net insurance policy liabilities reduces net investment income, as it is the amount of net investment income considered by management necessary to “fund” required interest on net insurance policy liabilities, which is the net of the benefit reserve liability and the deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note 9—Business Segments, management regards this as a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force.

The great majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current accounting guidance for long-duration insurance products which mandate that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block of 5.7% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength of our underwriting margins, we do not expect an extended low interest rate environment to cause a loss recognition event.

Required interest on net insurance policy liabilities increased $6 million, or 4%, to $145 million, greater than the 3% growth in average net interest-bearing insurance policy liabilities.

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Interest on funded debt	$17,491	$17,406	$85	—
Interest on term loan	644	861	(217)	(25)
Interest on short-term debt	2,673	3,010	(337)	(11)
Other	—	1	(1)	(100)
Financing costs	$20,808	$21,278	$(470)	(2)

In 2020, financing costs decreased 2% primarily due to lower interest rates on the commercial paper program. We anticipate our financing costs to increase in 2020 as a result of the new $300 million term loan facility. More information on our debt transactions is disclosed in the Financial Condition section of this report.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Realized Gains and Losses. Our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are sold or called, or experience a credit loss event, each of which results in a realized gain or loss. As discussed in Note 4, for the three months ended March 31, 2020, the Company recorded a $25 million (net of tax) provision for credit losses on a single energy holding (offshore driller). See further discussion on the energy sector below.

The Company also elects to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in Realized gains/(losses) in the Condensed Consolidated Statements of Operations.

Realized gains and losses can be significant in relation to the earnings from core insurance operations, and as a result, can have a material positive or negative impact on net income. The significant fluctuations caused by gains and losses can cause period-to-period trends of net income that are not indicative of historical core operating results or predicative of the future trends of core operations. Accordingly, they have no bearing on core insurance operations or segment results as we view operations. For these reasons, and in line with industry practice, we remove the effects of realized gains and losses when evaluating overall insurance operating results. The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,
	2020		2019
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$2,087	$0.02	$(2,355)	$(0.02)
Matured or other redemptions(1)	1,811	0.02	5,254	0.05
Provision for credit losses	(25,165)	(0.23)	—	—
Fair value option—change in fair value	461	—	(1,726)	(0.02)
Other	189	—	(123)	—
Total realized gains (losses)	$(20,617)	$(0.19)	$1,050	$0.01
(1)During the three months ended March 31, 2020 and 2019, the Company recorded $5.9 million and $68.9 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $0 and $4.6 million, respectively in realized gains, net of tax.

Investment Acquisitions. Globe Life's investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally prefer to invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate since our expected future cash flows are generally stable and predictable and the likelihood that we will need to sell invested assets to raise cash is low. If longer-term securities that meet our quality and yield objectives are not available, we do not compromise on our quality objectives; instead, we consider investing in shorter-term or lower-yielding securities taking into consideration the slope of the yield curve and other factors such as risk adjusted capital adjusted returns.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table summarizes selected information for fixed maturity investments. The effective annual yield shown is based on the acquisition price and call features, if any, of the securities. For non-callable bonds, the yield is calculated to maturity date. For callable bonds acquired at a premium, the yield is calculated to the earliest known call date and call price after acquisition ("first call date"). For all other callable bonds, the yield is calculated to maturity date.

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cost of acquisitions:
Investment-grade corporate securities	$85,409	$263,741
Investment-grade municipal securities	117,601	184,965
Other investment-grade securities	8,744	1,958
Total fixed maturity acquisitions(1)	$211,754	$450,664

Effective annual yield (one year compounded)(2)	3.81%	4.88%
Average life (in years, to next call)	14.9	19.5
Average life (in years, to maturity)	27.0	28.2
Average rating	A+	A+
(1)Fixed maturity acquisitions included unsettled trades of $30 million in 2019. There were no unsettled trades in 2020.
(2)Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first quarter 2020, we invested primarily in the municipal, industrial, and financial sectors. For the entire portfolio, the first quarter taxable equivalent effective yield earned was 5.39%, down 14 basis points from the yield in the first quarter of 2019. As previously noted in the discussion of net investment income, this large decrease was due to the combination of lower interest rates applicable to new purchases and a significant amount of securities called since the first quarter of 2019. During 2020, we anticipate calls of higher-rated municipal bonds and we plan to reinvest the proceeds from these calls in bonds with similar ratings. For the remainder of 2020, the Company will continue to execute on its existing investment strategy by seeking investments with the highest risk adjusted capital adjusted return. We also do not participate in securities lending nor have any exposure to European sovereign debt at March 31, 2020.

In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority that they plan to phase out the floating rate, London Interbank Offered Rate (LIBOR), by the end of 2021. Uncertainty remains as to what will be the final replacement floating rate; however, the Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace the U.S. dollar LIBOR. As of March 31, 2020, the Company had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress toward the establishment of a new floating rate.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	March 31, 2020	December 31, 2019	March 31, 2019
Average annual effective yield(1)	5.39%	5.41%	5.51%
Average life, in years, to:
Next call(2)	16.7	16.8	16.9
Maturity(2)	19.2	19.2	18.8
Effective duration to:
Next call(2,3)	10.6	10.8	10.3
Maturity(2,3)	11.6	11.8	11.2
(1)Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)Globe Life calculates the average life and duration of the fixed maturity portfolio two ways:
(a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds, and
(b) based on the maturity date of all bonds, whether callable or not.
(3)Effective duration is a measure of the price sensitivity of a fixed-income security to a particular change in interest rates.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2020 and December 31, 2019.

As a result of the adoption of ASU 2016-13, amortized cost will now be reflected as "amortized cost, net of allowance for credit losses" or "amortized cost, net", while prior periods continue to be reported in accordance with previously applicable GAAP.

Fixed Maturities by Sector
March 31, 2020
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,790	$4,729	$(16,874)	$45,645	$2,125,813	$359,944	$(39,374)	$2,446,383	13	14
Banks	27,038	—	(1,714)	25,324	905,842	125,622	(4,310)	1,027,154	6	6
Other financial	97,588	—	(25,799)	71,789	1,075,490	59,561	(47,647)	1,087,404	6	6
Total financial	182,416	4,729	(44,387)	142,758	4,107,145	545,127	(91,331)	4,560,941	25	26
Utilities
Electric	46,735	—	(6,678)	40,057	1,409,450	294,631	(8,881)	1,695,200	9	10
Gas and water	—	—	—	—	518,067	52,195	(1,587)	568,675	3	3
Total utilities	46,735	—	(6,678)	40,057	1,927,517	346,826	(10,468)	2,263,875	12	13
Industrial - Energy
Pipelines	85,403	—	(36,010)	49,393	921,876	42,443	(97,894)	866,425	6	5
Exploration and production	50,907	—	(17,290)	33,617	555,977	25,409	(115,614)	465,772	3	3
Oil field services	—	—	—	—	49,813	—	(6,703)	43,110	—	—
Refiner	—	—	—	—	89,613	4,014	(6,579)	87,048	1	—
Driller	12,876	—	(8,963)	3,913	12,876	—	(8,963)	3,913	—	—
Total energy	149,186	—	(62,263)	86,923	1,630,155	71,866	(235,753)	1,466,268	10	8
Industrial - Basic materials
Chemicals	—	—	—	—	601,939	32,634	(15,783)	618,790	4	3
Metals and mining	10,555	(1)	(301)	10,253	398,630	55,387	(4,885)	449,132	2	3
Forestry products and paper	—	—	—	—	110,856	9,921	(9)	120,768	1	1
Total basic materials	10,555	(1)	(301)	10,253	1,111,425	97,942	(20,677)	1,188,690	7	7
Industrial - Consumer, non-cyclical	96,802	176	(10,345)	86,633	2,137,299	257,167	(23,186)	2,371,280	13	13
Other industrials	25,730	—	(2,733)	22,997	1,295,685	167,597	(7,124)	1,456,158	8	8
Industrial - Transportation	25,876	—	(3,061)	22,815	573,838	96,585	(4,244)	666,179	4	4
Other corporate sectors	132,001	2,838	(10,254)	124,585	1,389,255	141,713	(37,042)	1,493,926	8	8
Total corporates	669,301	7,742	(140,022)	537,021	14,172,319	1,724,823	(429,825)	15,467,317	87	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	1,979,084	244,552	(4,731)	2,218,905	12	12
Collateralized debt obligations	56,733	21,764	(10,124)	68,373	56,733	21,764	(10,124)	68,373	—	—
Other asset-backed securities	14,175	—	(1,439)	12,736	131,419	360	(7,431)	124,348	1	1
Mortgage-backed securities(1)	—	—	—	—	535	63	—	598	—	—
Total fixed maturities	$740,209	$29,506	$(151,585)	$618,130	$16,340,090	$1,991,562	$(452,111)	$17,879,541	100	100
(1)Includes Government National Mortgage Association (GNMA).

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Sector
December 31, 2019
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,833	$3,114	$(6,542)	$54,405	$2,111,735	$394,326	$(9,277)	$2,496,784	13	13
Banks	27,045	—	(1,196)	25,849	904,449	175,771	(1,300)	1,078,920	6	6
Other financial	97,580	737	(11,519)	86,798	1,085,733	131,099	(11,730)	1,205,102	7	6
Total financial	182,458	3,851	(19,257)	167,052	4,101,917	701,196	(22,307)	4,780,806	26	25
Utilities
Electric	47,298	1,059	(1,399)	46,958	1,418,359	342,302	(1,484)	1,759,177	9	9
Gas and water	—	—	—	—	519,379	73,812	(81)	593,110	3	3
Total utilities	47,298	1,059	(1,399)	46,958	1,937,738	416,114	(1,565)	2,352,287	12	12
Industrial - Energy
Pipelines	85,428	396	(5,839)	79,985	934,884	141,705	(6,803)	1,069,786	6	6
Exploration and production	17,129	400	(127)	17,402	559,826	96,312	(335)	655,803	3	3
Oil field services	—	—	—	—	49,818	10,982	—	60,800	—	—
Refiner	—	—	—	—	89,692	20,641	—	110,333	1	1
Driller	44,748	—	(26,586)	18,162	44,749	—	(26,587)	18,162	—	—
Total energy	147,305	796	(32,552)	115,549	1,678,969	269,640	(33,725)	1,914,884	10	10
Industrial - Basic materials
Chemicals	—	—	—	—	608,081	61,263	(325)	669,019	4	3
Metals and mining	10,563	1,643	—	12,206	398,477	86,138	(58)	484,557	2	3
Forestry products and paper	—	—	—	—	111,011	15,700	—	126,711	1	1
Total basic materials	10,563	1,643	—	12,206	1,117,569	163,101	(383)	1,280,287	7	7
Industrial - Consumer, non-cyclical	33,474	411	(5,504)	28,381	2,126,768	303,088	(6,875)	2,422,981	13	13
Other industrials	25,752	2,648	—	28,400	1,309,149	199,765	(539)	1,508,375	8	8
Industrial - Transportation	25,996	1,245	(16)	27,225	570,694	107,704	(127)	678,271	3	4
Other corporate sectors	130,069	7,105	(6,401)	130,773	1,390,497	182,250	(8,841)	1,563,906	8	8
Total corporates	602,915	18,758	(65,129)	556,544	14,233,301	2,342,858	(74,362)	16,501,797	87	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	1,981,243	202,325	(1,318)	2,182,250	12	12
Collateralized debt obligations	56,990	24,298	(7,184)	74,104	56,990	24,298	(7,184)	74,104	—	—
Other asset-backed securities	14,250	—	(371)	13,879	143,651	5,066	(371)	148,346	1	1
Mortgage-backed securities(1)	—	—	—	—	591	59	—	650	—	—
Total fixed maturities	$674,155	$43,056	$(72,684)	$644,527	$16,415,776	$2,574,606	$(83,235)	$18,907,147	100	100
(1)Includes GNMAs.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the March 31, 2020 fixed maturity portfolio, representing 87% of amortized cost, net of allowance for credit losses and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At March 31, 2020, the total fixed maturity portfolio consisted of 679 issuers.

At March 31, 2020, fixed maturities had a fair value of $17.9 billion, compared with $18.9 billion at December 31, 2019. The net unrealized gain position in the fixed-maturity portfolio decreased from $2.5 billion at December 31, 2019 to $1.5 billion at March 31, 2020 due to an increase in market rates during the period.

The Company continues to monitor the impact of COVID-19 on the fixed maturity portfolio. Our investment in certain sectors that have been greatly impacted, such as airlines, department stores, leisure, restaurants, lodging/gaming, apparel, auto parts, toys, and trucking sectors are less than 3% of the fixed maturity portfolio. Additionally, we do not have any unsecured debt in the airline or restaurant sectors.

As noted previously, the Company recorded a $32 million provision for credit losses on an offshore driller (energy holding). In total, our exposure to the energy sector is approximately 10% of our fixed maturity portfolio. Of the $1.6 billion exposure at amortized cost, net of the allowance for credit losses, over 90% is in the midstream (transportation, storage, and wholesaling of oil and gas) and exploration and production subsectors, while a very limited amount are in oil field service and offshore drillers subsectors. The offshore drilling and oil field services are the most vulnerable to low oil prices. However, our two holdings in the oil field services subsector are two of the largest service companies in this industry and currently maintain investment grade ratings by the various rating agencies. Less than $13 million is invested in offshore drilling companies.

We invest long and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles. Our energy portfolio is well diversified across multiple sub-sectors and issuers, and is heavily weighted towards issuers that are less vulnerable to depressed commodity prices. We do not currently foresee increasing our holding position in this sector nor the need to sell.

For more information about our fixed maturity portfolio by component at March 31, 2020 and 2019, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at March 31, 2020 and 2019 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $561 million at amortized cost, net of allowance for credit losses ($567 million at fair value) for which the ratings were assigned by the third-party managers.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Rating
At March 31, 2020
(Dollar amounts in thousands)

	Amortized Cost, net of allowance	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net of allowance
Investment grade:
AAA	$727,358	4	$840,919	5
AA	1,369,823	8	1,503,944	8
A	4,485,774	28	5,346,405	30
BBB+	3,453,551	21	3,852,555	22
BBB	3,896,547	24	4,146,733	23
BBB-	1,666,828	10	1,570,855	9
Total investment grade	15,599,881	95	17,261,411	97	A-

Below investment grade:
BB	566,708	4	462,626	3
B	107,643	1	80,117	—
Below B	65,858	—	75,387	—
Total below investment grade	740,209	5	618,130	3	B+
	$16,340,090	100	$17,879,541	100

Weighted average composite quality rating					BBB+

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Rating
At December 31, 2019
(Dollar amounts in thousands)

	Amortized Cost	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$769,564	5	$841,176	4
AA	1,311,902	8	1,455,815	8
A	4,608,959	28	5,603,235	30
BBB+	3,509,311	21	4,119,737	22
BBB	3,818,589	23	4,309,394	23
BBB-	1,723,296	11	1,933,263	10
Total investment grade	15,741,621	96	18,262,620	97	A-

Below investment grade:
BB	465,296	3	450,925	2
B	107,653	1	96,077	—
Below B	101,206	—	97,525	1
Total below investment grade	674,155	4	644,527	3	B+
	$16,415,776	100	$18,907,147	100

Weighted average composite quality rating					A-

The overall quality rating of the portfolio is BBB+, same as a year ago quarter and down from year-end 2019 at A-. Fixed maturities rated BBB are 55% of the total portfolio at March 31, 2020, the same as year-end 2019. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, commercial mortgages, and asset-backed securities. Additionally, the Company does not participate in securities lending, has no off-balance sheet investments, and has no exposure to European sovereign debt as of March 31, 2020. BBB securities provide the Company with the best risk adjusted capital adjusted returns, largely due to our unique ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$674,155	$666,061
Downgrades by rating agencies	102,488	47,422
Upgrades by rating agencies	—	(7,392)
Dispositions	(5,398)	(36,169)
Provision for credit losses	(31,854)	—
Amortization and other	818	1,014
Balance at end of period	$740,209	$670,936

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses were 14% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of March 31, 2020.

OPERATING EXPENSES

Operating expenses are included in the Corporate and Other segment and are classified into two categories: insurance administrative expenses and expenses of the Parent Company. Insurance administrative expenses generally include expenses incurred after a policy has been issued. As these expenses relate to premium for a given period, management measures the expenses as a percentage of premium income. The Company also views stock-based compensation expense as a Parent Company expense. Expenses associated with the issuance of our insurance policies are reflected as acquisition expenses and included in the determination of underwriting margin.

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2020		2019		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$26,179	2.8	$25,184	2.8	$995	4
Other employee costs	11,261	1.2	9,693	1.1	1,568	16
Information technology costs	11,216	1.2	10,173	1.1	1,043	10
Legal costs	2,715	0.3	2,175	0.3	540	25
Other administrative costs	12,249	1.3	11,966	1.3	283	2
Total insurance administrative expenses	63,620	6.8	59,191	6.6	4,429	7

Parent company expense	2,331		2,643		(312)
Stock compensation expense	9,356		10,559		(1,203)
Administrative settlements	—		400		(400)
Legal proceedings	3,275		—		3,275
Total operating expenses, per Condensed Consolidated Statements of Operations	$78,582		$72,793		$5,789	8

The 7% increase in insurance administrative expenses was primarily due to an increase in information technology and pension expenses. The increase in information technology costs reflects investments related to data analytics capabilities, administrative systems modernization, and information security programs. Pension expense increased due to the lower discount rate used to determine net periodic benefit costs in 2020 as compared to 2019. Refer to Note 7. The decrease in stock-based compensation expense was primarily due to a lesser amount of performance based equity awards.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE PURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed quarterly by management and annually reaffirmed by the Board of Directors. The program was reaffirmed on August 8, 2019. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Parent Company shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. However, as we continue to evaluate the impact of COVID-19 pandemic on our operations, the Company has temporarily postponed future repurchases of Company shares. Management will restart the program when there is enough information to prudently determine how much excess cash flow is available for buybacks.

The following chart summarizes share purchases for the three month periods ended March 31, 2020 and 2019.

Analysis of Share Purchases
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020			2019
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	1,629	$139,254	$85.47	1,089	$88,608	$81.32
Option exercise proceeds	267	27,475	103.13	271	22,288	82.29
Total	1,896	$166,729	$87.95	1,360	$110,896	$81.52
Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and a line of credit facility.

Insurance Subsidiary Liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Cash inflows for the insurance subsidiaries primarily include premium and investment income. In addition to investment income, maturities and scheduled repayments in the investment portfolio are cash inflows. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. A portion of the excess cash inflows in the current year will provide for the payment of future policy benefits, and are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restrictions. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the leading source of the excess cash is investment income, a significant portion of the excess cash also comes from underwriting income due to our high underwriting margins and effective expense control. While the insurance subsidiaries routinely generate more operating cash inflows than cash outflows annually, the companies also have the entire available-for-sale fixed maturity investment portfolio available to create additional cash flows if required.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Parent Company Liquidity. An important source of Parent Company liquidity is the dividends from its insurance subsidiaries. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. Despite the uncertainty of the overall COVID-19 impact on operating results for 2020, the Company does not anticipate the impact to impede the ability of the insurance subsidiaries to pay dividends to the Parent Company during the remainder of the year.

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2020	2019	Projected 2020	2019
Liquidity Sources:
Dividends from Subsidiaries	$219,709	$141,549	$490,000	$479,988
Excess Cash Flows	189,171	111,733	380,000	374,232

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a credit facility. At March 31, 2020, the Parent Company had $247 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. The Parent Company may request the extension, however it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The Company intends to renew the facility prior to the end of 2020. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and will be repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, certain covenants regarding capitalization must be met. As of March 31, 2020, the Parent Company was in full compliance with those covenants.

Subsequent to quarter-end, on April 9, 2020, the Company entered into a new $300 million 364-day term loan facility and borrowed all $300 million on April 15, 2020 for additional liquidity during these uncertain times. Interest on the term loan is computed and paid monthly at 165 basis points plus 1 month LIBOR. Refer to the Form 8-K dated April 14, 2020 on www.sec.gov for further information.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Commercial paper outstanding and any amortization payments of the term loan due within one year are included in short-term debt. The remaining balance of the term loan is included in long-term debt.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2020	December 31, 2019	March 31, 2019
Balance of commercial paper at end of period (par value)	$450,000	$290,000	$288,000
Annualized interest rate	2.37%	2.04%	2.88%
Letters of credit outstanding	$150,000	$150,000	$155,000
Remaining amount available under credit line	150,000	310,000	307,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Average balance of commercial paper outstanding during period (par value)	$363,176	$292,962
Daily-weighted average interest rate (annualized)	1.96%	2.94%
Maximum daily amount outstanding during period (par value)	$470,000	$338,000

During the quarter, the Company increased the commercial paper borrowings by approximately $160 million to enhance our liquidity position as a result of COVID-19. We had no difficulties in accessing the commercial paper market under this facility during the three months ended March 31, 2020 and 2019.

Globe Life expects to have readily available funds for 2020 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through liquid assets currently available, internally-generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Parent Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility or term loan, and intercompany borrowing.

With the receipt of the $300 million term loan facility plus the $247 million of liquid assets, available at the end of the first quarter, the Parent Company has approximately $550 million in liquidity beginning in the second quarter of 2020. In addition to these liquid assets, the Parent Company is expected to generate additional excess cash flows during the remainder of 2020 in the range of $180 million to $200 million. Thus, the Parent Company is expected to have around $730 million to $750 million available during the remainder of the year. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries due to adverse impacts of COVID-19. Should the additional funds not be necessary, the Company intends to reduce the overall amount of its borrowings and to use any excess cash flows for its share buyback program.

Consolidated Liquidity. Consolidated net cash inflows from operations were $344 million in the first three months of 2020, compared with $423 million in the same period of 2019. The decrease is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $167 million during the 2020 period. As previously noted under the caption Credit Facility, the Parent Company has in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

GL Q1 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Cash and short-term investments were $363 million at March 31, 2020, compared with $114 million at December 31, 2019. In addition to these liquid assets, the entire $17.9 billion (fair value at March 31, 2020) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and the current maturity of funded debt), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.3 billion at March 31, 2020 and December 31, 2019. An analysis of debt issues outstanding is as follows at March 31, 2020.

Selected Information about Debt Issues
As of March 31, 2020
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate		Interest Payment Dates	Par Value	Book Value	Fair Value
Notes	5/27/1993	05/15/2023	7.875%		semiannual	$165,612	$164,771	$200,710
Senior notes(1)	9/24/2012	09/15/2022	3.800%		semiannual	150,000	149,169	158,400
Senior notes	9/27/2018	09/15/2028	4.550%		semiannual	550,000	543,883	560,390
Junior subordinated debentures	5/17/2016	06/15/2056	6.125%		quarterly	300,000	290,601	279,120
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%		semiannual	125,000	123,371	112,891
Term loan	6/13/2016	05/17/2021	2.853%	(2)	monthly	85,000	85,000	85,000
						1,375,612	1,356,795	1,396,511
Less current maturity of term loan(3)						10,000	10,000	10,000
Total long-term debt						1,365,612	1,346,795	1,386,511

Current maturity of term loan(3)						10,000	10,000	10,000
Commercial paper						450,000	448,127	448,127
Total short-term debt						460,000	458,127	458,127

Total debt						$1,825,612	$1,804,922	$1,844,638
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)Interest paid at 1 month LIBOR plus 125 basis points, resets each month.
(3)The current amount of the term loan due of $10.0 million is classified as short-term debt.

Subsidiary Capital. The National Association of Insurance Commissioners (NAIC) has established a risk-based factor approach for determining threshold risk-based capital levels for all insurance companies. This approach was designed to assist the regulatory bodies in identifying companies that may require regulatory attention. A Risk-Based Capital (RBC) ratio is typically determined by dividing adjusted total statutory capital by the amount of risk-based capital determined using the NAIC’s factors. If a company’s RBC ratio approaches two times the RBC amount, the company must file a plan with the NAIC for improving their capital levels (this level is commonly referred to as “Company Action Level” RBC). Companies typically hold a multiple of the Company Action Level RBC depending on their particular business needs and risk profile.

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. Globe Life is targeting a consolidated Company Action Level Risk Based Capital (RBC) ratio in the range of 300% to 320% for 2020. The Company believes this capital level is more than adequate and is sufficient to support its current ratings given the nature of its business and its risk profile. At the end of 2019, the RBC ratio was 318%.

GL Q1 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

While the effect of COVID-19, including lower growth in premium, higher policyholder claims, downgrades of fixed income securities within our investment portfolio and additional credit losses could adversely affect the RBC ratio during 2020, the Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Shareholder's Equity. On March 5, 2020, the Parent Company announced that it had declared a quarterly dividend of $0.1875 per share. This dividend was paid on May 1, 2020.

Shareholders’ equity was $6.5 billion at March 31, 2020. This compares with $7.3 billion at December 31, 2019 and $6.0 billion at March 31, 2019. During the three months since December 31, 2019, shareholders’ equity decreased primarily due to $752 million of after-tax unrealized losses in the fixed-maturity portfolio as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $166 million. Share repurchases of $139 million noted above during the period reduced shareholders’ equity.

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

GL Q1 2020 FORM 10-Q

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

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	March 31, 2020		December 31, 2019		March 31, 2019
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$17,879,541	$1,539,451	$18,907,147	$2,491,371	$17,223,585	$1,235,357
Deferred acquisition costs(2)	4,386,478	(7,095)	4,341,941	(7,488)	4,185,231	(8,469)
Total assets	25,351,914	1,532,356	25,977,460	2,483,883	24,133,438	1,226,888
Short-term debt	458,127	—	298,738	—	294,378	—
Long-term debt	1,346,795	—	1,348,988	—	1,355,601	—
Shareholders' equity	6,520,282	1,210,561	7,294,307	1,962,268	6,043,426	969,242

Book value per diluted share	60.98	11.32	66.02	17.76	54.13	8.68
Debt to capitalization(3)	21.7%	(3.7)%	18.4%	(5.2)%	21.4%	(3.1)%

Diluted shares outstanding	106,926		110,494		111,643
Actual shares outstanding	106,434		107,720		109,926

(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

CRITICAL ACCOUNTING POLICIES

The following critical accounting policy was updated since the 2019 Form 10-K due to the adoption of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13.)

Valuation of Fixed Maturities. We hold a substantial investment in high-quality fixed maturities to provide for the funding of our future policy contractual obligations over long periods of time. While these securities are generally expected to be held to maturity, they are classified as available for sale and are sold from time to time, primarily to manage risk. We report this portfolio at fair value. Fair value is the price that we would expect to receive upon sale of the asset in an orderly transaction. The fair value of the fixed maturity portfolio is primarily affected by changes in interest rates in financial markets. Because of the size of our fixed maturity portfolio and the long average life, small changes in rates can have a significant effect on the portfolio and the reported financial position of the Company. However, as discussed under the caption Financial Condition in this report, the Company regards these unrealized fluctuations in value as having no meaningful impact on our actual financial condition and, as such, we remove them from consideration when viewing our financial position and financial ratios.

At times, the values of our fixed maturities can also be affected by illiquidity in the financial markets. Illiquidity would contribute to a spread widening, and accordingly to unrealized losses, on many securities that we would expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we do not intend to sell securities and have the ability to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed maturity investments is presented in Note 1—

GL Q1 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Significant Accounting Policies and in Note 4—Investments under the captions Fair Value Measurements in both notes.

Allowance for Credit Losses of Investments. We continually monitor our investment portfolio for investments where the fair value has declined below amortized cost as a potential result of a credit event. While the values of the investments in our portfolio constantly fluctuate due to non-credit events, a credit loss occurs when the present value of the expected cash flows is less than the amortized cost basis. This will result in the recording of a provision for credit losses for an individual security. The policies and procedures that we use to evaluate and account for impairments of investments are disclosed in Note 1 and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an allowance for credit loss, it is difficult to predict the future prospects of a distressed security.

GL Q1 2020 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Globe Life, under the direction of the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Globe Life in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Globe Life's management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal quarter completed March 31, 2020, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the quarter ended March 31, 2020, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

GL Q1 2020 FORM 10-Q

Item 1A. Risk Factors

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity. The effects of the COVID-19 pandemic, and U.S. and international responses, are wide-ranging, costly, disruptive and rapidly changing. The global COVID-19 pandemic has resulted in and is expected to continue to result in significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected the Company and will likely continue to do so for an uncertain period of time. Because of the size and breadth of this pandemic and the impact of related government and regulatory actions, all of the direct and indirect consequences of COVID-19 on the Company are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 which could negatively impact our revenues, expenses, cash flows or overall financial results include the following:

•Reduced demand of our insurance products;
•Reduced sales resulting from difficulties of a virtual sales and agent recruiting process;
•Reduced cash flows from premium waivers. delayed receipt of premium payments or lapses of premium-paying policies currently in force;
•Reduced cash flows from higher surrenders and claim payments;
•Greater than anticipated losses from higher policyholder claims;
•Exposure to increased risks related to the effectiveness of underwriting;
•Increased needs for capital at our regulated insurance subsidiaries;
•Disruptions, delays, and increased costs and risks related to working remotely, having limited or no access to our facilities and reductions or interruptions of critical or essential services;
•Increased operational risk due to the potential exposure and illness to key personnel;
•Exposure to additional and increased risks related to internal controls, data security and information privacy, both for the Company and for our suppliers, vendors and other third-parties with whom we do business;
•Inability to properly comply in a timely manner with rapidly and dramatically changing business conditions and compliance requirements, including as a result of federal and state executive orders and regulatory guidance;
•Legislative, regulatory, and judicial actions in response to COVID-19, including, but not limited to:
◦prohibiting or postponing the cancellation or non-renewal of insurance policies in accordance with our policy terms;
◦requiring us to cover losses when our policies did not provide coverage or excluded coverage;
◦relaxing policyholder reporting requirements for claims, which may affect coverage under our policies;
◦requiring or encouraging premium waivers or refunds;
◦granting of extended grace periods for payment of premiums;
◦extending due date to pay past due premiums; and
◦regulatory slowdown resulting in a delay of rate and policy form approvals.
•Volatility and declines in global financial markets, defaults on fixed-maturity investments, and declines in interest rates, which could reduce (i) our future investment results (ii) the fair market value of our invested assets, or (iii) a permanent impairment of our invested assets; and
•Ratings downgrades, increased bankruptcies and credit spread widening in industries in which we invest in our fixed income portfolio.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, Risk Factors, of our 2019 Annual Report on Form 10-K.

GL Q1 2020 FORM 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the First Quarter of 2020

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	357,502	$104.17	357,502
February 1-29, 2020	472,201	103.24	472,201
March 1-31, 2020	1,066,036	75.74	1,066,036

On August 8, 2019, the Globe Life Board of Directors reaffirmed its continued authorization of its stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased. However, as we continue to evaluate the impact of COVID-19 pandemic on our operations, the Company has temporarily postponed future repurchases of Company shares. Management will restart the program when there is enough information to prudently determine how much excess cash flow is available for buybacks.

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amendment to Second Amended and Restated Credit Agreement
10.2	First Amendment to 364-Day Term Loan Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
31.2	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
32.1	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

GL Q1 2020 FORM 10-Q

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBE LIFE INC.

Date: May 6, 2020	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: May 6, 2020	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: May 6, 2020	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

GL Q1 2020 FORM 10-Q