Form 10-Q
period 2020-06-30
GLOBE LIFE INC.
filed 2020-08-06
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 29, 2020
Common Stock, $1.00 Par Value	106,512,688

GL Q2 2020 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q2 2020 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2020—$16,697,900; 2019—$16,415,776, allowance for credit losses: 2020— $32,719; 2019— $0)	$19,661,182	$18,907,147
Policy loans	579,541	575,492
Other long-term investments (includes: 2020—$264,246; 2019—$185,851 under the fair value option)	432,325	326,347
Short-term investments	531,651	38,285
Total investments	21,204,699	19,847,271
Cash	114,031	75,933
Accrued investment income	251,595	245,129
Other receivables	445,539	441,662
Deferred acquisition costs	4,446,356	4,341,941
Goodwill	441,591	441,591
Other assets	630,369	583,933
Total assets	$27,534,180	$25,977,460
Liabilities:
Future policy benefits	$14,826,175	$14,508,134
Unearned and advance premium	68,397	63,709
Policy claims and other benefits payable	380,178	365,402
Other policyholders' funds	96,708	96,282
Total policy liabilities	15,371,458	15,033,527
Current and deferred income taxes	1,631,817	1,476,832
Short-term debt	831,076	298,738
Long-term debt (estimated fair value: 2020—$1,417,343; 2019—$1,473,364)	1,272,104	1,348,988
Other liabilities	579,356	525,068
Total liabilities	19,685,811	18,683,153
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2020 and 2019	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2020—117,218,183 issued; 2019— 117,218,183 issued)	117,218	117,218
Additional paid-in-capital	528,060	531,554
Accumulated other comprehensive income (loss)	2,231,893	1,844,830
Retained earnings	5,838,930	5,551,329
Treasury stock, at cost: (2020—10,767,653 shares; 2019—9,497,940 shares)	(867,732)	(750,624)
Total shareholders' equity	7,848,369	7,294,307
Total liabilities and shareholders' equity	$27,534,180	$25,977,460

See accompanying Notes to Condensed Consolidated Financial Statements.

  GL Q2 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Life premium	$670,822	$631,201	$1,320,452	$1,255,490
Health premium	282,877	266,282	563,082	532,966
Other premium	3	1	3	1
Total premium	953,702	897,484	1,883,537	1,788,457
Net investment income	231,568	227,425	460,559	454,098
Realized gains (losses)	(4,790)	5,154	(30,887)	6,483
Other income	404	398	729	639
Total revenue	1,180,884	1,130,461	2,313,938	2,249,677

Benefits and expenses:
Life policyholder benefits	459,845	410,961	881,515	820,653
Health policyholder benefits	183,496	170,511	362,207	340,528
Other policyholder benefits	7,475	7,890	15,063	15,938
Total policyholder benefits	650,816	589,362	1,258,785	1,177,119

Amortization of deferred acquisition costs	146,160	138,165	289,997	273,987
Commissions, premium taxes, and non-deferred acquisition costs	76,140	73,698	155,077	147,163
Other operating expense	72,714	79,044	151,296	151,837
Interest expense	22,813	21,432	43,621	42,710
Total benefits and expenses	968,643	901,701	1,898,776	1,792,816

Income before income taxes	212,241	228,760	415,162	456,861
Income tax benefit (expense)	(39,193)	(42,151)	(76,574)	(84,858)
Income from continuing operations	173,048	186,609	338,588	372,003

Income (loss) from discontinued operations, net of tax	—	(43)	—	(92)
Net income	$173,048	$186,566	$338,588	$371,911

Basic net income (loss) per common share:
Continuing operations	$1.63	$1.70	$3.17	$3.38
Discontinued operations	—	—	—	—
Total basic net income per common share	$1.63	$1.70	$3.17	$3.38

Diluted net income (loss) per common share:
Continuing operations	$1.62	$1.67	$3.13	$3.32
Discontinued operations	—	—	—	—
Total diluted net income per common share	$1.62	$1.67	$3.13	$3.32

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$173,048	$186,566	$338,588	$371,911

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,459,508	714,862	481,572	1,408,344
Other reclassification adjustments included in net income	(3,190)	(843)	25,222	(3,287)
Foreign exchange adjustment on securities recorded at fair value	233	626	(2,164)	484
Unrealized gains (losses) on securities	1,456,551	714,645	504,630	1,405,541

Unrealized gains (losses) on other investments	(2,540)	3,591	(13,260)	7,634
Total unrealized investment gains (losses)	1,454,011	718,236	491,370	1,413,175
Less applicable tax (expense) benefit	(305,338)	(150,829)	(103,188)	(296,765)
Unrealized gains (losses) on investments, net of tax	1,148,673	567,407	388,182	1,116,410

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	382	170	765	(3,029)
Less applicable tax (expense) benefit	(81)	(35)	(161)	636
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	301	135	604	(2,393)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	16,947	(38)	(10,495)	3,051
Less applicable tax (expense) benefit	(3,560)	7	2,203	(640)
Foreign exchange translation adjustments, other than securities, net of tax	13,387	(31)	(8,292)	2,411

Pension:
Pension adjustments	4,158	2,118	8,315	4,238
Less applicable tax (expense) benefit	(873)	(446)	(1,746)	(891)
Pension adjustments, net of tax	3,285	1,672	6,569	3,347

Other comprehensive income (loss)	1,165,646	569,183	387,063	1,119,775
Comprehensive income (loss)	$1,338,694	$755,749	$725,651	$1,491,686

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$—	$117,218	$531,554	$1,844,830	$5,551,329	$(750,624)	$7,294,307
Cumulative effect of change in accounting principles, net of tax(1)	—	—	—	—	(454)	—	(454)
Balance at January 1, 2020	—	117,218	531,554	1,844,830	5,550,875	(750,624)	7,293,853
Comprehensive income (loss)	—	—	—	(778,583)	165,540	—	(613,043)
Common dividends declared ($0.1875 per share)	—	—	—	—	(19,963)	—	(19,963)
Acquisition of treasury stock	—	—	—	—	—	(166,729)	(166,729)
Stock-based compensation	—	—	(12,126)	—	(482)	21,964	9,356
Exercise of stock options	—	—	—	—	(9,539)	26,347	16,808
Balance at March 31, 2020	—	117,218	519,428	1,066,247	5,686,431	(869,042)	6,520,282
Comprehensive income (loss)	—	—	—	1,165,646	173,048	—	1,338,694
Common dividends declared ($0.1875 per share)	—	—	—	—	(19,956)	—	(19,956)
Stock-based compensation	—	—	8,632	—	—	—	8,632
Exercise of stock options	—	—	—	—	(593)	1,310	717
Balance at June 30, 2020	$—	$117,218	$528,060	$2,231,893	$5,838,930	$(867,732)	$7,848,369
(1)Adoption of Accounting Standard Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. See more information in Note 2—New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity (Continued)
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2018	$—	$121,218	$524,414	$319,475	$5,213,468	$(763,398)	$5,415,177
Cumulative effect of change in accounting principles, net of tax(1)	—	—	—	—	(497)	—	(497)
Balance at January 1, 2019	—	121,218	524,414	319,475	5,212,971	(763,398)	5,414,680
Comprehensive income (loss)	—	—	—	550,592	185,345	—	735,937
Common dividends declared ($0.1725 per share)	—	—	—	—	(18,943)	—	(18,943)
Acquisition of treasury stock	—	—	—	—	—	(110,896)	(110,896)
Stock-based compensation	—	—	(5,885)	—	(6,817)	23,261	10,559
Exercise of stock options	—	—	—	—	(7,736)	19,825	12,089
Balance at March 31, 2019	—	121,218	518,529	870,067	5,364,820	(831,208)	6,043,426
Adoption of accounting standard	—	—	—	—	105	—	105
Comprehensive income (loss)	—	—	—	569,183	186,566	—	755,749
Common dividends declared $0.1725 per share)	—	—	—	—	(18,838)	—	(18,838)
Acquisition of treasury stock	—	—	—	—	—	(119,201)	(119,201)
Stock-based compensation	—	—	7,989	—	—	3,267	11,256
Exercise of stock options	—	—	—	—	(18,136)	46,037	27,901
Balance at June 30, 2019	$—	$121,218	$526,518	$1,439,250	$5,514,517	$(901,105)	$6,700,398
(1)Adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019.

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash provided from (used for) operating activities	$769,302	$686,637

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	52,020	34,997
Fixed maturities available for sale—matured or other redemptions	218,022	440,796
Other long-term investments	29,058	—
Total investments sold or matured	299,100	475,793
Acquisition of investments:
Fixed maturities—available for sale	(562,875)	(703,406)
Other long-term investments	(156,291)	(80,979)
Total investments acquired	(719,166)	(784,385)
Net (increase) decrease in policy loans	(4,049)	(10,403)
Net (increase) decrease in short-term investments	(493,366)	(1,806)
Additions to properties	(20,145)	(21,654)
Sale of other assets	18	15
Investments in low-income housing interests	(23,049)	(13,916)
Cash provided from (used for) investing activities	(960,657)	(356,356)

Cash provided from (used for) financing activities:
Issuance of common stock	17,525	39,598
Cash dividends paid to shareholders	(38,541)	(36,652)
Repayment of debt	(4,375)	(3,125)
Proceeds from issuance of debt	300,000	—
Payment for debt issuance costs	(891)	—
Net borrowing (repayment) of commercial paper	159,920	(51,645)
Acquisition of treasury stock	(166,729)	(230,097)
Net receipts (payments) from deposit-type products	(44,873)	(74,217)
Cash provided from (used for) financing activities	222,036	(356,138)

Effect of foreign exchange rate changes on cash	7,417	(5,850)
Net increase (decrease) in cash	38,098	(31,707)
Cash at beginning of year	75,933	121,026
Cash at end of period	$114,031	$89,319

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: "Globe Life", the "Company", refer to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and Globe Life Inc. subsidiaries and affiliates. Globe Life Inc.'s primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company. The underwriting companies are owned by Globe Life Inc. (the "Parent Company").

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into four reportable segments: life insurance, supplemental health insurance, annuities, and investments.

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2020, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2020 and 2019. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 27, 2020.

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

The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. The standard affected the Company's commercial mortgage loan participations (Other long-term investments) and agent debit balances (Other receivables). The Company adopted the standard using the modified retrospective method.

The Company recorded a cumulative effect adjustment, net of tax of $454 thousand to retained earnings, consisting of $265 thousand, net of tax and $189 thousand, net of tax for commercial mortgage loan participations and agent debit balances, respectively. Refer to the table below for pre-tax amounts and Note 4—Investments for additional details.

	As reported on December 31, 2019	Pre-tax impact of adoption	As reported on January 1, 2020
Assets:
Commercial mortgage loan participations	$137,692	$(335)	$137,357
Agent debit balances	423,877	(240)	423,637

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
In addition, the standard made changes to the accounting for available-for-sale debt securities through the removal of "other-than-temporary-impairment" (OTTI) write downs and replaced them with an allowance for credit losses. The new methodology will allow the Company to record reversals of credit losses in situations where the estimate of credit losses declines through current period net income (Realized gains (losses)).

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

Income from investments is recorded in net investment income on the Condensed Consolidated Statements of Operations. Gains and losses from sales, maturities, or other redemptions of investments are recorded in Realized gains (losses). Interest income and prepayment fees are recognized when earned. Premiums and discounts are amortized using the interest method. When amortized cost of a callable debt security exceeds the first call price, the premium is amortized to the earliest call date. Otherwise, the period of amortization or accretion generally extends from the purchase date to the maturity date.

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

GL Q2 2020 FORM 10-Q

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

Investments, Commercial Mortgage Loan Participations (Commercial Mortgage Loans): Commercial mortgage loans, a type of investment where the commercial mortgage loan is shared among investors, are accounted for as financing receivables. The commercial mortgage loans are managed by a third party. The Company purchased the legal rights to interests in commercial mortgage loans that are secured by properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of three years with an option to extend up to two years.

The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses. Interest income, net of the amortization of origination fees, is recorded in Net investment income under the effective yield method. Accrued investment income on the Condensed Consolidated Balance Sheets consists of interest income earned on the commercial mortgage loan portfolio, but which is yet to be received as of the balance sheet date. Accrued investment income will be placed in nonaccrual status at the time the loan is 90 days delinquent or otherwise deemed to be uncollectible by management. Any currently accrued investment income will subsequently be written off. As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the commercial mortgage loans and separately reports it in another financial statement line item, Accrued investment income. Additionally, the amount will be excluded from disclosures within Note 4. As of June 30, 2020, the accrued interest receivable for commercial mortgage loans was $384 thousand. Commercial mortgage loans generally pay interest monthly, therefore accrued interest is typically for a period of 30 days or less. The unfunded commitment balance was $81 million as of June 30, 2020.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The Company evaluates the performance and credit quality of the commercial mortgage loan portfolio at least on a quarterly basis, or as needed, by utilizing common metrics such as loan-to-value and debt service coverage ratios as well as evaluating the fair value of the underlying collateral. The fair value of the underlying collateral is based on a third-party appraisal of the property at origination of the loan, and is reviewed on an annual basis thereafter, or more frequently when a loan is materially underperforming, 30 days delinquent, or in technical default. The Company determines the probability of estimated losses for the commercial mortgage loan portfolio on a pool basis each quarter and records an allowance. The allowance for credit losses is based on estimates, historical experience, probability of loss, value of the underlying collateral, and macro factors that affect the collectibility of the loan. Each loan within the pool is assigned a risk rating (credit quality indicator) of low, medium, and high based on risk and expected future performance. A loan that is assigned as high risk would have a higher probability of a potential principal loss. The assigned risk category and the estimated loss rate is adjusted each quarter for current and forecasted economic factors management believes are relevant.

If management determines that foreclosure of a particular property is probable, the Company may elect the practical expedient for an individual mortgage loan to estimate the expected credit losses, which are based on the fair value of the property less amortized cost, adjusted for selling and other associated costs. See Note 4 for current activity.

Other Receivables, Agent Debit Balances: Agent debit balances primarily represent commissions advanced to insurance agents, a common industry practice. These balances are repaid to the Company over time, generally one year, as the premiums associated with the advanced commissions are collected by the Company and a portion of the agents' commissions on such premiums are retained in order to repay the balances. The balances were $428 million at June 30, 2020 and $424 million at December 31, 2019. When an agent sells a policy, commissions are advanced to the agent, and the collection of the advance is made as long as the policy stays in force. While there is a susceptibility to loss should an agent terminate or excessive policy lapses occur, the ability of the Company to continue to collect an agent's commission streams over time from prior sales of policies reduces the Company's exposure to loss.

The Company has a very low inherent risk with regards to the collection of agent debit balances and views these balances as recoverable since they are, in aggregate, less than the estimated present value of future commissions discounted at a conservative rate which includes assumptions for lapses and mortality. The Company’s security, or collateral, is in the form of future commission streams collected over the life of the policies sold by the respective agents, which ultimately revert to the Company in the event an agent is terminated. The Company evaluated the agent debit balances on a pool basis to determine the allowance for credit losses, as the loans have similar characteristics. A provision for credit losses will be recorded in Realized gains (losses) on the Condensed Consolidated Statement of Operations and the asset balance will be reflected as Agent Debit Balances, net of allowance for credit losses (Other receivables). Based on factors considered by management, there were no additional credit losses recorded during the three months ended June 30, 2020. As of June 30, 2020, the allowance for credit losses was $1.2 million compared with $1.0 million as of December 31, 2019.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 2—New Accounting Standards

Accounting Pronouncements Adopted in the Current Year
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU No. 2016-13/2019-04/2019-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with clarification guidance issued in April 2019.	This standard ("CECL") provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are recorded at amortized cost. Additionally, it changes the loss impairment methodology for available-for-sale fixed maturities by the use of an allowance rather than a direct write down.	This standard became effective on January 1, 2020.	The Company's available-for-sale fixed maturities and other financing receivables (commercial mortgage loans and agent debit balances) were concluded to be the relevant financial assets within the scope of the standard. See Note 1 for information on the adoption and revised accounting policies.
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This standard was issued primarily to provide optional expedients for simplifying the accounting for contract modifications to existing agreements, which is expected to arise from the market's transition from LIBOR to the secured overnight financing rate (SOFR) as a result of reference rate reform.	This standard became effective upon issuance, or March 12, 2020, and will remain effective until December 31, 2022.	The Company has limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress towards the establishment of a new floating rate; however, we do not expect a material impact at this time.

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU No. 2018-12/2019-09, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, with clarification guidance issued in November 2019.	ASU 2018-12 is a significant change to our current accounting and disclosure of long-duration contracts, which is our primary business. The guidance was primarily issued to: 1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, 2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, 3) simplify the amortization of deferred acquisition costs, and 4) improve the effectiveness of the required disclosures.	The current effective date for this standard is January 1, 2022. On July 9, 2020, the FASB issued a proposed ASU to delay LDTI an additional year until January 1, 2023. Early adoption is available.

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

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2020	$1,222,159	$(5,613)	$(9,621)	$(140,678)	$1,066,247
Other comprehensive income (loss) before reclassifications, net of tax	1,151,193	301	13,387	—	1,164,881
Reclassifications, net of tax	(2,520)	—	—	3,285	765
Other comprehensive income (loss)	1,148,673	301	13,387	3,285	1,165,646
Balance at June 30, 2020	$2,370,832	$(5,312)	$3,766	$(137,393)	$2,231,893

	Three Months Ended June 30, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2019	$984,701	$(6,691)	$8,937	$(116,880)	$870,067
Other comprehensive income (loss) before reclassifications, net of tax	568,073	135	(31)	—	568,177
Reclassifications, net of tax	(666)	—	—	1,672	1,006
Other comprehensive income (loss)	567,407	135	(31)	1,672	569,183
Balance at June 30, 2019	$1,552,108	$(6,556)	$8,906	$(115,208)	$1,439,250

	Six Months Ended June 30, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2020	$1,982,650	$(5,916)	$12,058	$(143,962)	$1,844,830
Other comprehensive income (loss) before reclassifications, net of tax	368,257	604	(8,292)	—	360,569
Reclassifications, net of tax	19,925	—	—	6,569	26,494
Other comprehensive income (loss)	388,182	604	(8,292)	6,569	387,063
Balance at June 30, 2020	$2,370,832	$(5,312)	$3,766	$(137,393)	$2,231,893

	Six Months Ended June 30, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2019	$435,698	$(4,163)	$6,495	$(118,555)	$319,475
Other comprehensive income (loss) before reclassifications, net of tax	1,119,007	(2,393)	2,411	—	1,119,025
Reclassifications, net of tax	(2,597)	—	—	3,347	750
Other comprehensive income (loss)	1,116,410	(2,393)	2,411	3,347	1,119,775
Balance at June 30, 2019	$1,552,108	$(6,556)	$8,906	$(115,208)	$1,439,250

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statement of Operations
Component Line Item	2020	2019	2020	2019
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(5,063)	$(2,237)	$21,857	$(5,907)	Realized (gains) losses
Amortization of (discount) premium	1,873	1,394	3,365	2,620	Net investment income
Total before tax	(3,190)	(843)	25,222	(3,287)
Tax	670	177	(5,297)	690	Income taxes
Total after-tax	(2,520)	(666)	19,925	(2,597)
Pension adjustments:
Amortization of prior service cost	158	158	316	316	Other operating expense
Amortization of actuarial (gain) loss	4,000	1,960	7,999	3,922	Other operating expense
Total before tax	4,158	2,118	8,315	4,238
Tax	(873)	(446)	(1,746)	(891)	Income taxes
Total after-tax	3,285	1,672	6,569	3,347
Total reclassification (after-tax)	$765	$1,006	$26,494	$750

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at June 30, 2020 and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within the corporates by sector.

As noted in Note 1—Significant Accounting Policies, the Company prospectively adopted ASU 2016-13 as of January 1, 2020 for the available-for-sale fixed maturities. Results after January 1, 2020 are presented under ASU 2016-13, while prior periods continue to be reported in accordance with previously applicable GAAP. See additional discussion of the allowance for credit losses later in this note.

	At June 30, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$377,555	$—	$89,319	$(58)	$466,816	2
States, municipalities, and political subdivisions	1,617,951	—	206,554	(478)	1,824,027	9
Foreign governments	33,900	—	2,633	(17)	36,516	—
Corporates, by sector:
Financial	4,303,589	—	798,500	(53,564)	5,048,525	26
Utilities	1,930,929	—	518,495	(1,616)	2,447,808	13
Energy	1,663,051	(32,719)	209,597	(53,861)	1,786,068	9
Other corporate sectors	6,584,590	—	1,294,194	(21,202)	7,857,582	40
Total corporates	14,482,159	(32,719)	2,820,786	(130,243)	17,139,983	88
Collateralized debt obligations	57,031	—	21,988	(9,920)	69,099	—
Other asset-backed securities	129,304	—	2,866	(7,429)	124,741	1
Total fixed maturities	$16,697,900	$(32,719)	$3,144,146	$(148,145)	$19,661,182	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL Q2 2020 FORM 10-Q

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2020 is shown below on an amortized cost, net of allowance for credit losses basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At June 30, 2020
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$62,732	$63,550
Due after one year through five years	745,715	816,256
Due after five years through ten years	1,783,317	2,065,078
Due after ten years through twenty years	5,788,845	7,141,059
Due after twenty years	8,097,882	9,381,016
Mortgage-backed and asset-backed securities	186,690	194,223
	$16,665,181	$19,661,182

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: Net investment income for the three and six month periods ended June 30, 2020 and 2019 is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Fixed maturities available for sale	$217,556	$215,867	1	$434,683	$431,630	1
Policy loans	11,213	10,821	4	22,331	21,457	4
Other long-term investments(1)	7,146	3,991	79	11,769	7,379	59
Short-term investments	134	763	(82)	441	1,582	(72)
	236,049	231,442	2	469,224	462,048	2
Less investment expense	(4,481)	(4,017)	12	(8,665)	(7,950)	9
Net investment income	$231,568	$227,425	2	$460,559	$454,098	1
(1)For the three months ended June 30, 2020 and 2019, the investment funds, accounted for under the fair value option method, recorded $4.5 million and $1.4 million, respectively in net investment income. For the six months ended June 30, 2020 and 2019, the investment funds, accounted for under the fair value option method, recorded $6.5 million and $2.8 million, respectively in net investment income.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturities available for sale:
Proceeds from sales(1)	$1,660	$—	$52,020	$34,997
Gross realized gains	—	—	2,642	46
Gross realized losses	(371)	—	(371)	(3,027)
(1)There were no unsettled sales in the periods ended June 30, 2020 and 2019.

An analysis of realized gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$5,928	$2,237	$10,862	$5,907
Provision for credit losses	(865)	—	(32,719)	—
Fair value option—change in fair value	(19,434)	2,869	(18,851)	684
Other investments	9,581	48	9,821	(108)
Realized gains (losses) from investments	(4,790)	5,154	(30,887)	6,483
Applicable tax	1,006	(1,082)	6,486	(1,361)
Realized gains (losses), net of tax	$(3,784)	$4,072	$(24,401)	$5,122
(1)During the three months ended June 30, 2020 and 2019, the Company recorded $80.4 million and $48.3 million of exchanges of fixed maturities (noncash transactions) that resulted in $7.9 million and $2.5 million, respectively in realized gains (losses). During the six months ended June 30, 2020 and 2019, the Company recorded $86.3 million and $117.2 million of exchanges of fixed maturities (noncash transactions) that resulted in $7.9 million and $8.3 million, respectively in realized gains (losses).

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at June 30, 2020 and December 31, 2019:

	Fair Value Measurement at June 30, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$466,816	$—	$466,816
States, municipalities, and political subdivisions	—	1,824,027	—	1,824,027
Foreign governments	—	36,516	—	36,516
Corporates, by sector:
Financial	—	4,900,057	148,468	5,048,525
Utilities	—	2,286,065	161,743	2,447,808
Energy	—	1,748,616	37,452	1,786,068
Other corporate sectors	—	7,546,329	311,253	7,857,582
Total corporates	—	16,481,067	658,916	17,139,983
Collateralized debt obligations	—	—	69,099	69,099
Other asset-backed securities	—	111,861	12,880	124,741
Total fixed maturities	$—	$18,920,287	$740,895	$19,661,182
Percentage of total	—%	96%	4%	100%

	Fair Value Measurement at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$437,520	$—	$437,520
States, municipalities, and political subdivisions	—	1,717,656	—	1,717,656
Foreign governments	—	27,551	—	27,551
Corporates, by sector:
Financial	—	4,628,875	151,931	4,780,806
Utilities	—	2,195,539	156,748	2,352,287
Energy	—	1,873,482	41,402	1,914,884
Other corporate sectors	—	7,131,773	322,047	7,453,820
Total corporates	—	15,829,669	672,128	16,501,797
Collateralized debt obligations	—	—	74,104	74,104
Other asset-backed securities	—	135,342	13,177	148,519
Total fixed maturities	$—	$18,147,738	$759,409	$18,907,147
Percentage of total	—%	96%	4%	100%

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2020	$13,177	$74,104	$672,128	$759,409
Included in realized gains / losses	—	—	1,213	1,213
Included in other comprehensive income	(250)	(5,046)	11,765	6,469
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	2,275	4	2,279
Other(1)	(47)	(2,234)	(26,194)	(28,475)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at June 30, 2020	$12,880	$69,099	$658,916	$740,895
Percent of total fixed maturities	—%	1%	3%	4%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2019	$12,982	$73,369	$553,471	$639,822
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	441	6,306	23,620	30,367
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	2,315	7	2,322
Other(1)	(220)	(2,912)	(6,927)	(10,059)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at June 30, 2019	$13,203	$79,078	$570,171	$662,452
Percent of total fixed maturities	—%	1%	3%	4%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains or (losses) for the period included in other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains/Losses included in Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At June 30, 2020	$(250)	$(5,046)	$11,765	$6,469
At June 30, 2019	441	6,306	23,620	30,367

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of June 30, 2020	102	35	137
As of December 31, 2019	82	51	133

Globe Life's entire fixed maturity portfolio consisted of 1,731 issues by 711 different issuers at June 30, 2020 and 1,633 issues by 656 different issuers at December 31, 2019. The weighted-average quality rating of all unrealized loss positions at amortized cost as of June 30, 2020 was BB+ compared with BBB- as of December 31, 2019.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale for which an allowance for credit losses has not been recorded at June 30, 2020.

Analysis of Gross Unrealized Investment Losses

	At June 30, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$—	$1,968	$(58)	$1,968	$(58)
States, municipalities and political subdivisions	21,170	(478)	—	—	21,170	(478)
Foreign governments	4,690	(17)	—	—	4,690	(17)
Corporates, by sector:
Financial	205,161	(10,765)	5,594	(2,906)	210,755	(13,671)
Utilities	—	—	—	—	—	—
Energy	299,831	(23,252)	1,736	(212)	301,567	(23,464)
Other corporate sectors	106,389	(7,081)	17,844	(155)	124,233	(7,236)
Total corporates	611,381	(41,098)	25,174	(3,273)	636,555	(44,371)
Other asset-backed securities	47,730	(5,642)	8	—	47,738	(5,642)
Total investment grade securities	684,971	(47,235)	27,150	(3,331)	712,121	(50,566)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	33,256	(6,676)	99,492	(33,217)	132,748	(39,893)
Utilities	11,387	(246)	14,307	(1,370)	25,694	(1,616)
Energy	62,252	(8,099)	55,653	(22,298)	117,905	(30,397)
Other corporate sectors	33,629	(2,741)	68,808	(11,225)	102,437	(13,966)
Total corporates	140,524	(17,762)	238,260	(68,110)	378,784	(85,872)
Collateralized debt obligations	—	—	10,080	(9,920)	10,080	(9,920)
Other asset-backed securities	—	—	12,314	(1,787)	12,314	(1,787)
Total below investment grade securities	140,524	(17,762)	260,654	(79,817)	401,178	(97,579)
Total fixed maturities	$825,495	$(64,997)	$287,804	$(83,148)	$1,113,299	$(148,145)

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

GL Q2 2020 FORM 10-Q

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

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows. Based on key factors considered by management, a provision for credit losses of $33 million was recorded for one energy issuer during the six months ended June 30, 2020. Refer to Note 1 for factors considered in the recording of the allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Allowance for credit losses beginning balance	$31,854	$—	$—	$—
Additions to allowance for which credit losses were not previously recorded	—	—	31,854	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	865	—	865	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Allowance for credit losses ending balance	$32,719	$—	$32,719	$—

As of June 30, 2020 and December 31, 2019, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	June 30, 2020	December 31, 2019

Investment funds	$264,246	$185,851
Commercial mortgage loan participations	164,420	137,692
Other	3,659	2,804
Total	$432,325	$326,347

The investment funds consist of limited partnerships whereby the Company has a pro-rata share of ownership ranging from 1% to 20%. For each investment, the Company has elected the fair value option, but would have been otherwise accounted for as an equity method investment. The fair value option is assessed for each individual investment and concluded at the inception of the investment. Additionally, each investment is evaluated under ASC 810, Consolidation to determine if it is a variable interest entity and would qualify for consolidation; none of the investments qualify for consolidation as the Company is not the primary beneficiary in any of these investments.

The investments are reported at the Company's pro-rata share of the investment fund's net asset value or its equivalent (NAV) as a practical expedient for fair value. Changes in the net asset value are recorded in Realized gains (losses) on the Condensed Consolidated Statements of Operations. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. Periodic distributions are recorded in net investment income until cumulative distributions exceed our pro-rata share of operating earnings at which point the distributions will reduce the carrying value. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. During the quarter, the Company has not committed to any new limited partnerships. The Company had $100 million of capital called during the quarter from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $456 million as of June 30, 2020.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Office	$42,997	26	$42,350	31
Mixed use	44,892	27	27,501	20
Hospitality	22,736	14	22,324	16
Industrial	22,439	14	17,612	13
Retail	18,899	11	17,318	12
Multi-family	16,295	10	10,587	8
Total recorded investment	168,258	102	137,692	100
Less allowance for credit losses	(3,838)	(2)	—	—
Carrying value, net of allowance for credit losses	$164,420	100	$137,692	100

	June 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
South Atlantic	$52,003	32	$50,867	37
Pacific	59,042	36	36,546	27
Middle Atlantic	30,514	18	25,328	18
East North Central	10,589	6	10,568	8
West South Central	8,388	5	8,072	6
East South Central	4,692	3	4,676	3
West North Central	1,389	1	—	—
New England	1,641	1	1,635	1
Total recorded investment	168,258	102	137,692	100
Less allowance for credit losses	(3,838)	(2)	—	—
Carrying value, net of allowance for credit losses	$164,420	100	$137,692	100

As of June 30, 2020, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses, except for individual loans where the practical expedient was elected. At the end of the period, the Company had 27 loans in the portfolio.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
As noted in Note 1, the Company adopted ASU 2016-13 using the modified retrospective method for commercial mortgage loans. On January 1, 2020, a cumulative effect adjustment was recorded to retained earnings of $335 thousand ($265 thousand, net of tax). For the three months ended June 30, 2020, the allowance for credit losses was increased by $3.5 million to $3.8 million as result of macroeconomic events. The provision for credit losses, recorded in Realized gains (losses) in Other investments, includes the provision for credit losses for the pool and the individual loan as described below.

As of June 30, 2020, the Company determined that one of the commercial mortgage loans (multi-family) was probable of foreclosure and elected the practical expedient to record the loan at the fair value of the property less amortized cost, adjusted for selling and other associated costs. For the three months ended June 30, 2020, the allowance was $1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Allowance for credit losses beginning balance	$335	$—	$—	$—
Cumulative effect of adoption ASU 2016-13	—	—	335	—
Provision for credit losses	3,503	—	3,503	—
Securities charge-off	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses ending balance	$3,838	$—	$3,838	$—

The following table presents the aging of the amortized cost basis of delinquent commercial mortgage loans. Loans are considered delinquent after 30 days.

As of June 30, 2020	30-59 Days Delinquent	60-89 days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
Commercial mortgage loans	$—	$4,600	$—	$4,600
Number of delinquent commercial mortgage loans.	—	1	—	1

There were no delinquent commercial mortgage loans as of December 31, 2019. As of June 30, 2020, the Company had one commercial mortgage loan in non-accrual status. As of December 31, 2019, the Company did not have any commercial mortgage loans in non-accrual status. Additionally, all other commercial mortgage loans were current with respect to payment status and no commercial mortgage loans were classified as a troubled debt restructuring (TDRs).

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following tables are reflective of the key factors, debt service coverage ratios and loan-to-value ratios (LTVs), that are utilized by management to monitor the performance of the portfolios. The Company primarily invests in commercial mortgage loans that have a loan-to-value ratio less than 80%. Generally, higher LTV ratios can potentially equate to higher risk of loss.

	June 30, 2020
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$19,747	$106,408	$—	$126,155	77
70% to 80%	1,365	33,379	—	34,744	21
81% to 90%	—	—	—	—	—
Greater than 90%	3,521	—	—	3,521	2
Total	$24,633	$139,787	$—	$164,420	100

	December 31, 2019
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$64,160	$47,634	$12,666	$124,460	90
70% to 80%	11,445	1,787	—	13,232	10
81% to 90%	—	—	—	—	—
Greater than 90%	—	—	—	—	—
Total	$75,605	$49,421	$12,666	$137,692	100
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by the fair value of the property. LTVs are generally assessed on an annual basis, or more frequently when a loan is materially underperforming, greater than 30 days delinquent, or in technical default.

Note 5—Commitments and Contingencies

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

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$163,808	$154,528
Incurred related to:
Current year	301,767	302,129
Prior year	(4,139)	77
Total incurred	297,628	302,206
Paid related to:
Current year	251,768	190,599
Prior year	40,503	110,587
Total paid	292,271	301,186
Balance at end of period	$169,165	$155,548

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	June 30, 2020	December 31, 2019

Policy claims and other benefits payable:
Life insurance	$211,013	$201,594
Health insurance	169,165	163,808
Total	$380,178	$365,402

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 7—Postretirement Benefits

Globe Life has qualified noncontributory defined benefit pension plans and contributory savings plans that cover substantially all employees. There is also a nonqualified noncontributory supplemental executive retirement plan (SERP) that covers a limited number of employees. The tables included herein will focus on the defined benefit plans ("Pension Plan") and SERP.

Pension Assets: The following table presents the assets of the Company's defined benefit pension plans at June 30, 2020 and December 31, 2019.
Pension Assets by Component at June 30, 2020

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$52,297	$—	$52,297	11
Utilities	—	43,921	—	43,921	9
Energy	—	20,497	—	20,497	4
Other corporates	—	92,000	—	92,000	20
Total corporate bonds	—	208,715	—	208,715	44
Exchange traded fund(1)	199,512	—	—	199,512	42
Other bonds	—	266	—	266	—
Guaranteed annuity contract(2)	—	28,551	—	28,551	6
Short-term investments	19,992	—	—	19,992	4
Other	6,376	—	—	6,376	1
	$225,880	$237,532	$—	463,412	97
Other long-term investments(3)				14,768	3
Total pension assets				$478,180	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Pension Plan owns less than 1% of the investment fund. As of June 30, 2020, the expected term of the investment fund is approximately 4 years and the commitment of the investment is fully funded. The investment is non-redeemable. The investment fund strategy is opportunistic, applying a comprehensive relative value approach across various asset classes and opportunities in public and private markets, geographies, and capital structures.

GL Q2 2020 FORM 10-Q

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
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Pension Plan.
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

SERP: The following table includes information regarding the SERP.

	Six Months Ended June 30,
	2020	2019
Premiums paid for insurance coverage	$443	$444

	June 30, 2020	December 31, 2019
Total investments:
Company owned life insurance	$48,855	$47,733
Exchange traded funds	66,254	65,585
	$115,109	$113,318

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Pension and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Defined benefit pension	$577,841	$578,860
SERP	86,742	86,347
Pension benefit obligation	$664,583	$665,207

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and six months ended June 30, 2020 and 2019.

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$6,115	$4,983	$12,231	$9,965
Interest cost	5,647	5,964	11,298	11,928
Expected return on assets	(7,391)	(6,966)	(14,781)	(13,932)
Amortization:
Prior service cost	158	158	316	316
Actuarial (gain) loss	3,925	1,896	7,849	3,790
Net periodic benefit cost	$8,454	$6,035	$16,913	$12,067

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	106,441,311	109,649,714	106,863,267	109,973,820
Weighted average dilutive options outstanding	692,706	1,935,962	1,195,173	1,975,492
Diluted weighted average shares outstanding	107,134,017	111,585,676	108,058,440	111,949,312

Antidilutive shares	5,417,077	1,359,686	2,281,300	1,359,686

Antidilutive shares are excluded from the calculation of diluted earnings per share.

GL Q2 2020 FORM 10-Q

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

Globe Life markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Globe Life's insurance segments. Our distribution channels consist of the following exclusive agencies: American Income Life Division (American Income), Liberty National Division (Liberty National) and Family Heritage Division (Family Heritage); an independent agency, United American Division (United American); and our Direct to Consumer Division (Direct to Consumer). The tables below present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	Three Months Ended June 30, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$308,675	46	$25,554	9	$—	—	$334,229	35
Direct to Consumer	235,201	35	19,060	7	—	—	254,261	27
Liberty National	73,326	11	47,391	17	—	—	120,717	13
United American	2,481	—	112,885	40	3	100	115,369	12
Family Heritage	1,042	—	77,987	27	—	—	79,029	8
Other	50,097	8	—	—	—	—	50,097	5
	$670,822	100	$282,877	100	$3	100	$953,702	100

	Three Months Ended June 30, 2019
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$288,334	46	$24,450	9	$—	—	$312,784	35
Direct to Consumer	217,278	35	19,249	7	—	—	236,527	26
Liberty National	71,478	11	47,292	18	—	—	118,770	13
United American	2,647	—	102,254	38	1	100	104,902	12
Family Heritage	927	—	73,037	28	—	—	73,964	8
Other	50,537	8	—	—	—	—	50,537	6
	$631,201	100	$266,282	100	$1	100	$897,484	100

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Premium Income by Distribution Channel

	Six Months Ended June 30, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$611,527	46	$51,281	9	$—	—	$662,808	35
Direct to Consumer	455,244	35	38,856	7	—	—	494,100	26
Liberty National	146,194	11	95,031	17	—	—	241,225	13
United American	4,971	—	222,944	40	3	100	227,918	12
Family Heritage	2,063	—	154,970	27	—	—	157,033	9
Other	100,453	8	—	—	—	—	100,453	5
	$1,320,452	100	$563,082	100	$3	100	$1,883,537	100

	Six Months Ended June 30, 2019
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$570,101	45	$48,549	9	$—	—	$618,650	35
Direct to Consumer	434,837	35	39,509	7	—	—	474,346	26
Liberty National	142,195	11	95,448	18	—	—	237,643	13
United American	5,398	1	205,159	39	1	100	210,558	12
Family Heritage	1,858	—	144,301	27	—	—	146,159	8
Other	101,101	8	—	—	—	—	101,101	6
	$1,255,490	100	$532,966	100	$1	100	$1,788,457	100

Due to the nature of the life insurance industry, Globe Life has no individual or group that would be considered a major customer. Substantially all of Globe Life's business is conducted in the United States.

The measure of profitability established by the chief operating decision makers for the insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists primarily of premium less net policy benefits, acquisition expenses, and commissions. Required interest on net policy liabilities (benefit reserves less deferred acquisition costs) is reflected as a component of the Investment segment (rather than as a component of underwriting margin in the insurance and annuity segments) in order to match this cost with the investment income earned on the assets supporting the net policy liabilities.

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

GL Q2 2020 FORM 10-Q

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

Management removes items that are related to prior periods when evaluating the operating results of current periods. Management also removes non-operating items unrelated to its core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results, because accounting guidance requires that operating segment results be presented as management views its business. With the exception of the administrative settlements noted in the paragraphs above, all of these items are included in “Other operating expense” in the Condensed Consolidated Statements of Operations for the appropriate year. See additional detail below in the tables.

The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items. See Note—1 Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	Three Months Ended June 30, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments	Consolidated
Revenue:
Premium	$670,822	$282,877	$3	$—	$—	$—	$953,702
Net investment income	—	—	—	231,568	—	—	231,568
Other income	—	—	—	—	404	—	404
Total revenue	670,822	282,877	3	231,568	404	—	1,185,674
Expenses:
Policy benefits	459,845	183,496	7,475	—	—	—	650,816
Required interest on reserves	(173,208)	(22,851)	(10,332)	206,391	—	—	—
Required interest on DAC	52,107	6,582	84	(58,773)	—	—	—
Amortization of acquisition costs	117,802	27,854	504	—	—	—	146,160
Commissions, premium taxes, and non-deferred acquisition costs	52,577	23,556	7	—	—	—	76,140
Insurance administrative expense(1)	—	—	—	—	61,566		61,566
Parent expense	—	—	—	—	2,516	—	2,516
Stock-based compensation expense	—	—	—	—	8,632	—	8,632
Interest expense	—	—	—	22,813	—	—	22,813
Total expenses	509,123	218,637	(2,262)	170,431	72,714	—	968,643
Subtotal	161,699	64,240	2,265	61,137	(72,310)	—	217,031
Non-operating items	—	—	—	—	—		—
Measure of segment profitability (pretax)	$161,699	$64,240	$2,265	$61,137	$(72,310)	$—	217,031

Realized gain (loss)—investments							(4,790)
Income before income taxes per Condensed Consolidated Statements of Operations							$212,241
(1)Administrative expense is not allocated to insurance segments.

GL Q2 2020 FORM 10-Q

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
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,320,452	$563,082	$3	$—	$—	$—		$1,883,537
Net investment income	—	—	—	460,559	—	—		460,559
Other income	—	—	—	—	729	—		729
Total revenue	1,320,452	563,082	3	460,559	729	—		2,344,825
Expenses:
Policy benefits	881,515	362,207	15,063	—	—	—		1,258,785
Required interest on reserves	(344,413)	(45,361)	(20,788)	410,562	—	—		—
Required interest on DAC	104,225	13,101	172	(117,498)	—	—		—
Amortization of acquisition costs	232,110	56,879	1,008	—	—	—		289,997
Commissions, premium taxes, and non-deferred acquisition costs	106,513	48,551	13	—	—	—		155,077
Insurance administrative expense(1)	—	—	—	—	125,186	3,275	(2)	128,461
Parent expense	—	—	—	—	4,847	—		4,847
Stock-based compensation expense	—	—	—	—	17,988	—		17,988
Interest expense	—	—	—	43,621	—	—		43,621
Total expenses	979,950	435,377	(4,532)	336,685	148,021	3,275		1,898,776
Subtotal	340,502	127,705	4,535	123,874	(147,292)	(3,275)		446,049
Non-operating items	—	—	—	—	—	3,275	(2)	3,275
Measure of segment profitability (pretax)	$340,502	$127,705	$4,535	$123,874	$(147,292)	$—		449,324

Realized gain (loss)—investments								(30,887)
Legal proceedings								(3,275)
Income before income taxes per Condensed Consolidated Statements of Operations								$415,162
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.

GL Q2 2020 FORM 10-Q

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
(3)Legal proceedings.

Note 10—Debt

Issuance of short-term debt: On April 9, 2020, Globe Life entered into a 364-Day Term Loan Agreement. The Agreement provided the Company with access to up to $300 million in unsecured term loans, all maturing on April 8, 2021. Globe Life borrowed the full amount on April 15, 2020 and used the proceeds for general corporate purposes, including additional holding Company liquidity and the repayment of a portion of outstanding commercial paper.

Note 11—Subsequent Events

On July 31, 2020, the Company paid down the remaining principal balance of $82.5 million and $101 thousand in interest on the 5-year $100 million term loan with a maturity date of May 17, 2021.

An energy holding in our investment portfolio, which had a credit loss allowance of $32.7 million as of June 30, 2020 (discussed in Note 4), filed for Chapter 11 bankruptcy on July 31, 2020. On August 3, 2020, management sold all holdings of this company for $660 thousand and realized a loss of $7 million ($6 million of principal and $1 million of accrued investment income).

GL Q2 2020 FORM 10-Q

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
13.The severity, magnitude and impact of the COVID-19 pandemic, including effects of the pandemic and the effects of the U.S. and state governments' and other businesses’ response to the pandemic, on our operations and personnel, and on commercial activity and demand for our products; and
14.Our ability to access the commercial paper and debt markets, particularly if such markets become unpredictable or unstable for a certain period as a result of the COVID-19 pandemic.

Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission.

GL Q2 2020 FORM 10-Q

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

Net investment income (Required interest on net policy liabilities) (Financing costs) Excess investment income

GL Q2 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year to date 2020 with 2019.
•Net income as a return on equity ("ROE") for the six months ended June 30, 2020 was 9.4% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 13.6%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 5% for the period from $1.26 billion in 2019 to $1.32 billion in 2020. Life underwriting margin declined 1% from $345 million in 2019 to $341 million in 2020.
•Net investment income increased 1% over the same period in the prior year. Excess investment income declined 5% below the prior year.
•Total net sales increased slightly over the same period in the prior year from $300 million to $301 million.
•Book value per share increased 22% over the same period in the prior year from $60.22 to $73.26. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 10% over the prior year from $46.43 to $51.21.
•The Company is estimated to have incurred an additional $22 million of life policy obligations as a result of COVID-19 through June 30, 2020.

The following graphs represent net income and net operating income from continuing operations for the six months ended June 30, 2020 and 2019.

Net Income

(Dollar amounts in thousands)

$400,000
$320,000
$240,000
$160,000
$80,000
$0
$371,911
$338,588
2019
2020

Net Operating Income[(1)]

(Dollar amounts in thousands)

$400,000
$320,000
$240,000
$160,000
$80,000
$0
$371,626
2019
$365,576
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

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $2.4 billion and $1.5 billion for 2020 and 2019, respectively.

Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $22.05 and $13.79 for 2020 and 2019, respectively.

Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL Q2 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
COVID-19. The Company continues to monitor the impact of the novel coronavirus (COVID-19) on the Company's business, distribution channels, employees, and policyholders. The Company has transitioned the organization—its employees, agents and customers from an in-person experience to one that is primarily virtual and has taken the necessary steps to help ensure the health and safety of these individuals. While the current operating environment presents challenges, Globe Life's operations continue to be conducted in an effective manner.

With respect to the estimated impact of COVID-19 on our underwriting results, overall we have not seen a significant adverse impact of the pandemic on our lapse rates or premium income through June 30, 2020. However, in the second quarter, we estimate that we incurred an additional $22 million of life policy obligations from COVID-related deaths, primarily in our Direct to Consumer Division and American Income Life Division. The policy obligations of our health segment were not significantly impacted by the COVID-19 pandemic in the second quarter.

After further analysis with more granular data regarding infection and projected deaths in various geographies, management estimates the total incurred life policyholder obligations in 2020 related to COVID-19 deaths to be approximately $45 million. However, due to lower overall utilization rates, management now anticipates that supplemental health obligations will be approximately $8 million lower than expected at the beginning of the year. Thus, the combined impact of COVID-19 to the Company's life and health policy obligations for the full year is estimated to be approximately $37 million. Of course, this estimate is dependent on many variables, including the effect of efforts to reopen the economy, the timing and availability of effective treatments for the disease, and the actual ages and states in which infections and deaths occur.

Summary of Operations. Net income declined 9% to $339 million during the six months ended June 30, 2020, compared with $372 million in the same period in 2019. This decrease was primarily attributed to the recording of a $25.8 million after tax provision for credit losses on the available-for-sale fixed maturities. See further discussion under the caption Investments. On a diluted per common share basis, net income per common share for the six months ended June 30, 2020 declined 6% from $3.32 to $3.13.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income declined 2% to $366 million for the six months ended June 30, 2020, compared with $372 million for the same period in 2019. On a diluted per common share basis, net operating income per common share for the six months ended June 30, 2020 increased 2% from $3.32 to $3.38.

GL Q2 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Globe Life's operations on a segment-by-segment basis are discussed in depth below. Net operating income has been used consistently by management for many years to evaluate the operating performance of the Company, and is a measure commonly used in the life insurance industry. It differs from net income primarily because it excludes certain non-operating items such as realized investment gains and losses and other significant and unusual items included in net income. Management believes an analysis of net operating income is important in understanding the profitability and operating trends of the Company’s business. Net income is the most directly comparable GAAP measure.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019	Change	%
Life insurance underwriting margin	$340,502	$344,889	$(4,387)	(1)
Health insurance underwriting margin	127,705	121,673	6,032	5
Annuity underwriting margin	4,535	4,781	(246)	(5)
Excess investment income	123,874	130,233	(6,359)	(5)
Other insurance:
Other income	729	639	90	14
Administrative expense	(125,186)	(118,607)	(6,579)	6
Corporate and other	(22,835)	(27,330)	4,495	(16)
Pre-tax total	449,324	456,278	(6,954)	(2)
Applicable taxes	(83,748)	(84,652)	904	(1)
Net operating income	365,576	371,626	(6,050)	(2)
Reconciling items, net of tax:
Realized gain (loss)—investments	(24,401)	5,122	(29,523)
Part D adjustments—discontinued operations	—	(92)	92
Administrative settlements	—	(400)	400
Legal proceedings	(2,587)	(4,345)	1,758
Net income	$338,588	$371,911	$(33,323)	(9)

GL Q2 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In the first six months of 2020, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following tables represent the breakdown of total underwriting margin by operating segment and distribution channel for the six months ended June 30, 2020.

YTD 2020 Total Underwriting Margin
(By segment)
1%
27%
72%
Life
Health
Annuity

YTD 2020 Total Underwriting Margin

(By distribution channel)

9%
14%
47%
8%
7%
15%
American Income Life Division
Direct to Consumer Division
Liberty National Division
Family Heritage Division
United American Division
Other

Total premium income rose 5% for the six months ended June 30, 2020 to $1.9 billion. Total net sales increased slightly to $301 million, when compared with the same period in 2019. Total first-year collected premium was $264 million for the 2020 period, compared with $241 million for the 2019 period.

Life insurance premium income increased 5% to $1.32 billion over the prior year total of $1.26 billion. Life net sales rose 3% to $225 million for the first six months of 2020. First-year collected life premium rose 8% to $176 million. Life underwriting margins, as a percent of premium, declined to 26% in 2020 from 27% in the prior year. Underwriting margin declined to $341 million for the six months ended June 30, 2020, 1% below the same period in 2019.

Health insurance premium income increased 6% to $563 million over the prior year total of $533 million. Health net sales fell 8% to $76 million for the first six months of 2020. First-year collected health premium rose 13% to $87 million. Health underwriting margins, as a percent of premium, were 23% in both periods. Underwriting margin increased to $128 million for the first six months of 2020, 5% over the same period in 2019.

Excess investment income, the measure of profitability of our investment segment, declined 5% during the first six months of 2020 to $124 million from $130 million in the same period in 2019. Excess investment income per common share, reflecting the impact of our share repurchase program, declined 1% to $1.15 from $1.16 in the same period last year.

Insurance administrative expenses increased 5.5% in 2020 when compared with the prior year period. These expenses were 6.6% as a percent of premium during the first six months of 2020, the same as a year earlier.

For the six months ended June 30, 2020, the Company repurchased 1.6 million Globe Life Inc. shares at a total cost of $139 million for an average share price of $85.47. In the second quarter, the Company announced a temporary postponement of its share repurchase program while it evaluated the impact of COVID-19 on the Company’s operations and financial results. The Company anticipates that it will resume its share repurchase program in the third quarter of 2020.

GL Q2 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
A discussion of each of Globe Life's segments follows. A significant factor in the performance of our various segments has been the impact of COVID-19. In response to this crisis, our crisis management and incident response teams have successfully guided the Company into a smooth transition of working remotely. We quickly transitioned those employees whose jobs did not require them to be in the office, approximately 80-85% of the Company's total workforce, to working remotely. The Company has continued to operate effectively while taking the necessary steps to help ensure the health and safety of our employees through adherence to the CDC and local government work guidelines.

With over 12,000 exclusive agents in the field, the Company was presented with a challenge to move from face-to-face sales presentations in customers' homes and businesses to a virtual sales process. The Company's agencies also had to move from in-person recruiting and training of new agents to virtual processes. While not without its challenges, the Company's exclusive agency divisions have been able to quickly pivot and continue to write new business and hire new agents due in part to new and updated information technology systems that we have put in place over the last several years. While our exclusive agencies made significant changes to their distribution processes as a result of COVID-19, our Direct to Consumer Division experienced record high demand for its products through its internet and inbound phone call channels. The Company has often seen through the years that times of crisis highlight the need for basic life protection and this has proven true with the pandemic.

The discussions of our segments are presented in the manner we view our operations, as described in Note 9—Business Segments.

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
•Net sales is annualized premium issued (gross premium that would be received during the policies' first year in force and assuming that none of the policies lapsed or terminated), net of cancellations in the first thirty days after issue, except in the case of our Direct to Consumer Division, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. Management considers net sales to be a better indicator of the rate of premium growth as compared with annualized premium issued.
•First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

While it is difficult to predict sales activity during this uncertain environment, the Company is expecting sales to be relatively flat for the full year. However, due to the strength of the Company's policies in force, we still expect our total life premiums to grow around 5% for the full year and our total health premiums to grow by 6%. Furthermore, while we may see decreased sales in certain distribution channels over the next several months, we are pleased with the willingness of our agents and employees to quickly respond to the crisis. See further discussion of the distribution channels below for Life and Health.

GL Q2 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment, with the first six months of 2020 life premium representing 70% of total premium and life underwriting margin representing 72% of the total. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2020		2019
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,320,452	100	$1,255,490	100	$64,962	5

Policy obligations	881,515	67	820,653	65	60,862	7
Required interest on reserves	(344,413)	(26)	(329,175)	(26)	(15,238)	5
Net policy obligations	537,102	41	491,478	39	45,624	9
Commissions, premium taxes, and non-deferred acquisition expenses	106,513	8	100,192	8	6,321	6
Amortization of acquisition costs	336,335	25	318,931	26	17,404	5
Total expense	979,950	74	910,601	73	69,349	8
Insurance underwriting margin	$340,502	26	$344,889	27	$(4,387)	(1)

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$611,527	46	$570,101	45	$41,426	7
Direct to Consumer	455,244	35	434,837	35	20,407	5
Liberty National	146,194	11	142,195	11	3,999	3
Other	107,487	8	108,357	9	(870)	(1)
Total	$1,320,452	100	$1,255,490	100	$64,962	5

Annualized life premium in force was $2.65 billion at June 30, 2020, an increase of 5% over $2.54 billion a year earlier.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$114,283	51	$118,599	54	$(4,316)	(4)
Direct to Consumer	81,943	37	66,903	31	15,040	22
Liberty National	23,197	10	25,687	12	(2,490)	(10)
Other	5,319	2	6,290	3	(971)	(15)
Total	$224,742	100	$217,479	100	$7,263	3

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$101,975	58	$96,220	59	$5,755	6
Direct to Consumer	47,775	27	42,447	26	5,328	13
Liberty National	21,308	12	19,475	12	1,833	9
Other	5,325	3	5,924	3	(599)	(10)
Total	$176,383	100	$164,066	100	$12,317	8
A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 46% of the Company's 2020 year-to-date total. Net sales declined 4% to $114 million during the first six months of 2020 over the 2019 total for the same period of $119 million. The underwriting margin, as a percent of premium, was 32% for the six months ended June 30, 2020, down from 33% in the year-ago period.

The division has seen a decrease in net sales as compared to the six months ended a year-ago as a result of COVID-19 restrictions on in-person contact. COVID-19 may also cause net sales to be lower in the remainder of 2020 as compared to the same periods in 2019. In addition, due to higher mortality from the pandemic, the underwriting margin as a percent of premium, is also likely to be slightly lower.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the American Income Life Division. The average producing agent count is based on the actual count at the end of each week during the year. The division saw a large increase in activity during the quarter as we continue to see a significant pool of high quality candidates due to current unemployment levels.

	At June 30,		Change
	2020	2019	Amount	%
American Income	8,012	7,115	897	13

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a lead mapping and customer relationship management (CRM) tool for the agency force. We anticipate this tool will help enhance agent productivity and agent retention.

The Direct to Consumer Division (DTC) offers adult and juvenile life insurance through a variety of marketing approaches, including direct mail, insert media, and electronic media. In recent years, electronic media production has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology as well as focused on driving traffic to our inbound call center. The different approaches support and complement one another in the division's efforts to reach the consumer. The DTC's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates.

While the juvenile market is an important source of sales, it also is a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a DTC solicitation for life coverage on themselves in comparison to the general adult population. Also, both juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.

The DTC division saw record high demand of its life insurance products in the current quarter through its internet and inbound phone channels as a result of the response from COVID-19. Our continued investments in technology have allowed us to successfully serve the higher demands for our products through the digital self-serve and phone channels. If this level of activity continues as a result of COVID-19 response, net sales are expected to be higher during the remainder of 2020 as compared to the same period in 2019.

DTC’s underwriting margin, as a percent of premium, was 15% for the six months ended June 30, 2020, which was lower than the 18% result during the same period in 2019 and driven by higher obligations related to COVID-19. Additionally, due to expected higher claims from COVID-19, we likely will see a decrease from prior year in our underwriting margin as a percent of premium as a result of increased policyholder claims relating to the pandemic.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. The underwriting margin as a percent of premium was 26% for the six months ended June 30, 2020, up from 25% during the same period a year ago. The increase is primarily attributable to lower policy obligations during the six months ended June 30, 2020 compared with higher than normal policy obligations during the same period a year ago. While we did not incur significant additional COVID-19 incurred losses in the second quarter of 2020, we do anticipate higher levels of claims in the remainder of the year, which may cause the underwriting margin as a percent of premium to decrease.

While the division has seen an increase in individual net sales over the past two quarters, the worksite business is more challenging in this current work-from-home environment as a result of COVID-19 restrictions and closings of many small businesses. It has been challenging to obtain new worksite sales as small businesses have been adversely affected by the pandemic. As a result, net sales may be lower in the remainder of 2020 as compared to the same period in 2019.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for Liberty National Division. As the division gains momentum in the virtual sales environment, we will benefit from the abundant recruiting opportunities currently available for new agents.

	At June 30,		Change
	2020	2019	Amount	%
Liberty National	2,522	2,235	287	13

The Liberty National Division average producing agent count increased 13% since the prior year. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency's presence into more heavily populated, less-penetrated areas will help create long-term agency growth.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $107 million of life premium income, or 8% of Globe Life's total premium income in the six months ended June 30, 2020, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company includes primarily Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Year-to-date health premium accounted for 30% of our total premium in 2020, while the health underwriting margin accounted for 27% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. The Company continues to emphasize life insurance sales relative to health due to life’s superior profitability and its greater contribution to excess investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2020		2019
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$563,082	100	$532,966	100	$30,116	6

Policy obligations	362,207	64	340,528	64	21,679	6
Required interest on reserves	(45,361)	(8)	(43,176)	(8)	(2,185)	5
Net policy obligations	316,846	56	297,352	56	19,494	7
Commissions, premium taxes, and non-deferred acquisition expenses	48,551	9	46,960	9	1,591	3
Amortization of acquisition costs	69,980	12	66,981	12	2,999	4
Total expense	435,377	77	411,293	77	24,084	6
Insurance underwriting margin	$127,705	23	$121,673	23	$6,032	5

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

We market supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$222,944	40	$205,159	39	$17,785	9
Family Heritage	154,970	27	144,301	27	10,669	7
Liberty National	95,031	17	95,448	18	(417)	—
American Income	51,281	9	48,549	9	2,732	6
Direct to Consumer	38,856	7	39,509	7	(653)	(2)
Total	$563,082	100	$532,966	100	$30,116	6

Of total health premium ($563 million), premium from limited-benefit plans comprise $289 million, or 51%, for 2020 compared with $274 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining 49% or $274 million for 2020 compared with $259 million in the same period in the prior year.

Annualized health premium in force at June 30, 2020 increased 6% to $1.2 billion over the prior year total.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$26,465	35	$31,481	38	$(5,016)	(16)
Family Heritage	29,845	39	29,928	36	(83)	—
Liberty National	10,032	13	11,429	14	(1,397)	(12)
American Income	8,440	11	8,198	10	242	3
Direct to Consumer	1,112	2	1,727	2	(615)	(36)
Total	$75,894	100	$82,763	100	$(6,869)	(8)

Of total net sales ($76 million), sales of limited-benefit plans comprise $48 million, or 64% of the total for 2020, compared with $50 million in the same period in the prior year. Medicare Supplement sales make up the remaining 36% or $27 million for 2020, compared with $33 million in the same period in the prior year.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$39,853	46	$33,498	43	$6,355	19
Family Heritage	26,584	30	24,465	32	2,119	9
Liberty National	10,407	12	9,661	12	746	8
American Income	8,951	10	7,784	10	1,167	15
Direct to Consumer	1,508	2	1,979	3	(471)	(24)
Total	$87,303	100	$77,387	100	$9,916	13

First-year collected premium related to limited-benefit plans comprises $46 million, or 53% of total first-year collected premium, for 2020 compared with $42 million in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining 47% or $41 million for 2020 compared with $35 million in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Independent Agency consists of non-exclusive independent agencies who may also sell for other companies. The United American Independent Agency was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Independent Agency represents 80% of all Medicare Supplement premium and 96% of Medicare Supplement net sales. For the six months ended June 30, 2020, Medicare Supplement premium in this agency rose 9% to $218 million in 2020 over the prior period balance of $200 million. Medicare Supplement net sales declined 16% to $26 million in 2020 from the prior year period, primarily as a result of a decrease in group sales. Underwriting margin as a percent of premium was 14%, down from 15% for the six months ended June 30, 2019. This decrease was primarily due to higher policy obligations as a percentage of premium in the current period versus the year-ago period.
Individual Medicare Supplement net sales decreased from the prior year. This agency will likely see reduced sales during the remainder of the year, in part due to the COVID-19 pandemic.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 25% for the six months ended June 30, 2020, same as the year-ago period.
The division saw a slight decrease in net sales as compared with the six-month period a year ago. However, net sales were significantly lower in the second quarter of 2020 as compared to the same period a year ago as a result of COVID-19 restrictions. While it has been a challenge at this division to move from in-home and in-business sales to virtual sales, we are encouraged by the adoption of the agency owners to this supplementary way of doing business. The division is also encouraged by the positive results from new agents. For the full year, net sales in 2020 may be lower than the same periods in 2019. Despite higher costs associated with those infected with the COVID-19 virus, we expect higher underwriting margins as a percent of premium due to lower overall utilization rates.

Below is the average producing agent count at the end of the period for the Family Heritage Division.

	At June 30,		Change
	2020	2019	Amount	%
Family Heritage Division	1,238	1,042	196	19

The Liberty National Division represented 17% of all Globe Life health premium income for the six-month period ended June 30, 2020. The Liberty National Division markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of this health business is now generated through worksite marketing. In 2020 and 2019, health premium at Liberty National Division were $95 million for the six-month periods. As discussed in the Liberty National Division life section above, this division has seen decreased net sales across both life and health as result of the COVID-19 response. For the remainder of 2020, we expect health net sales to decrease compared with prior-year periods.

Other distribution. While some of the Company's other distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2020 and 2019. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division markets primarily Medicare Supplements to employer or union-sponsored groups. The Direct to Consumer Division added $1 million of Medicare Supplement net sales as of June 30, 2020 and $2 million in 2019.

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

GL Q2 2020 FORM 10-Q

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

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Net investment income	$460,559	$454,098	$6,461	1
Interest on net insurance policy liabilities:
Interest on reserves	(410,562)	(394,359)	(16,203)	4
Interest on deferred acquisition costs	117,498	113,204	4,294	4
Net required interest	(293,064)	(281,155)	(11,909)	4
Financing costs	(43,621)	(42,710)	(911)	2
Excess investment income	$123,874	$130,233	$(6,359)	(5)

Excess investment income per diluted share	$1.15	$1.16	$(0.01)	(1)

Mean invested assets (at amortized cost)	$17,700,476	$16,847,397	$853,079	5
Average net insurance policy liabilities(1)	10,328,750	9,980,813	347,937	3
Average debt and preferred securities (at amortized cost)	1,726,718	1,761,751	(35,033)	(2)
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined 5% compared with the year-ago period, while on a per diluted common share basis it declined 1% from the prior year-ago period.

Net investment income for the six months ended June 30, 2020 was $461 million or 1% greater than the year ago period. Mean invested assets increased 5% during the first six months of 2020 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.38% in the first six months of 2020, compared with 5.52% a year earlier. Growth in net investment income has been negatively impacted in recent periods primarily due to reinvesting the proceeds from dispositions at yield rates less than what we earned on these bonds prior to disposition. As a result, growth in net investment income has been slower than the growth in mean invested assets. While the Company may see a higher turnover rate of fixed maturity assets of 2% to 4% in 2020 due to calls of highly-rated municipal securities, we expect that the average annual turnover of fixed maturity assets during the next five years will be less than 2% of the portfolio and will not have a material negative impact on net investment income.

Should the current low interest rate environment continue, the growth of the Company's net investment income will be negatively impacted primarily due to the investment of new money at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets. For 2020, we currently anticipate the average new money yield on our fixed maturity acquisitions to be approximately 70 basis points lower than the rate applicable to our 2019 acquisitions.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 130 to 135 basis points before the net unrealized gains on our fixed maturity portfolio as of June 30, 2020 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and, more importantly, the ability to hold our fixed maturities to maturity.

GL Q2 2020 FORM 10-Q

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

Required interest on net insurance policy liabilities increased $12 million, or 4%, to $293 million, greater than the 3% growth in average net interest-bearing insurance policy liabilities.

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Interest on funded debt	$34,984	$34,883	$101	—
Interest on term loan(1)	2,870	1,732	1,138	66
Interest on short-term debt	5,767	6,093	(326)	(5)
Other	—	2	(2)	(100)
Financing costs	$43,621	$42,710	$911	2
(1) As of June 30, 2020, the entire term loan was classified as short-term debt on the Condensed Consolidated Balance Sheets.

In 2020, financing costs increased 2% primarily due to an increase in debt outstanding. We anticipate our financing costs to increase in 2020 as a result of the new $300 million term loan facility. More information on our debt transactions is disclosed in the Financial Condition section of this report.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Realized Gains and Losses. Our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are sold or called, or experience a credit loss event, each of which results in a realized gain or loss. As discussed in Note 4, for the six months ended June 30, 2020, the Company recorded a $26 million (net of tax) provision for credit losses on a single energy fixed maturity holding (offshore driller). See further discussion on the energy sector below.

The Company also elects to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in Realized gains (losses) in the Condensed Consolidated Statements of Operations.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2020		2019
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$1,794	$0.02	$(2,355)	$(0.02)
Matured or other redemptions(1)	6,787	0.06	7,022	0.06
Provision for credit losses	(25,848)	(0.24)	—	—
Fair value option—change in fair value	(14,892)	(0.14)	540	0.01
Other	7,758	0.07	(85)	—
Total realized gains (losses)	$(24,401)	$(0.23)	$5,122	$0.05
(1)During the six months ended June 30, 2020 and 2019, the Company recorded $86.3 million and $117.2 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $6.2 million and $6.6 million, respectively in realized gains, net of tax.

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

GL Q2 2020 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cost of acquisitions:
Investment-grade corporate securities	$349,933	$501,668
Investment-grade municipal securities	194,680	197,999
Other investment-grade securities	18,174	3,739
Total fixed maturity acquisitions(1)	$562,787	$703,406

Effective annual yield (one year compounded)(2)	4.16%	4.91%
Average life (in years, to next call)	15.7	21.0
Average life (in years, to maturity)	24.4	28.6
Average rating	A	A
(1)Fixed maturity acquisitions included no unsettled trades as of June 30, 2020 and 2019.
(2)Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first six months of 2020, we invested primarily in the municipal, industrial, and financial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.38%, down 14 basis points from the yield in the first six months of 2019. As previously noted in the discussion of net investment income, this large decrease was primarily due to the combination of lower interest rates applicable to new purchases and a significant amount of securities called during 2019 and 2020. For the remainder of 2020, the Company will continue to execute on its existing investment strategy by seeking investments with the highest risk adjusted capital adjusted return. We also do not participate in securities lending nor have any exposure to European sovereign debt as of June 30, 2020.

In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority that they plan to phase out the floating rate, London Interbank Offered Rate (LIBOR), by the end of 2021. Uncertainty remains as to what will be the final replacement floating rate; however, the Federal Reserve Bank of New York has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace the U.S. dollar LIBOR. As of June 30, 2020, the Company had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress toward the establishment of a new floating rate.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	June 30, 2020	December 31, 2019	June 30, 2019
Average annual effective yield(1)	5.36%	5.41%	5.50%
Average life, in years, to:
Next call(2)	16.5	16.8	16.9
Maturity(2)	19.0	19.2	18.8
Effective duration to:
Next call(2,3)	10.9	10.8	10.6
Maturity(2,3)	12.0	11.8	11.4
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

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2020 and December 31, 2019.

As a result of the adoption of ASU 2016-13, amortized cost will now be reflected as "amortized cost, net of allowance for credit losses" or "amortized cost, net", while prior periods continue to be reported in accordance with previously applicable GAAP.

Fixed Maturities by Sector
June 30, 2020
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,747	$4,557	$(10,760)	$51,544	$2,237,514	$447,823	$(23,170)	$2,662,167	13	14
Banks	27,030	—	(2,825)	24,205	984,093	216,251	(3,137)	1,197,207	6	6
Other financial	114,892	—	(26,308)	88,584	1,081,982	134,426	(27,257)	1,189,151	7	6
Total financial	199,669	4,557	(39,893)	164,333	4,303,589	798,500	(53,564)	5,048,525	26	26
Utilities
Electric	46,163	701	(1,616)	45,248	1,412,448	418,094	(1,616)	1,828,926	8	9
Gas and water	—	—	—	—	518,481	100,401	—	618,882	3	3
Total utilities	46,163	701	(1,616)	45,248	1,930,929	518,495	(1,616)	2,447,808	11	12
Industrial - Energy
Pipelines	85,378	—	(13,770)	71,608	923,020	129,015	(21,110)	1,030,925	6	5
Exploration and production	50,932	—	(6,801)	44,131	555,977	53,854	(22,908)	586,923	3	3
Oil field services	—	—	—	—	49,809	7,518	—	57,327	—	—
Refiner	—	—	—	—	89,534	19,210	(17)	108,727	1	1
Driller	11,992	—	(9,826)	2,166	11,992	—	(9,826)	2,166	—	—
Total energy	148,302	—	(30,397)	117,905	1,630,332	209,597	(53,861)	1,786,068	10	9
Industrial - Basic materials
Chemicals	—	—	—	—	615,650	75,997	(1,451)	690,196	4	3
Metals and mining	10,547	1,703	—	12,250	398,685	104,286	—	502,971	2	3
Forestry products and paper	—	—	—	—	110,696	18,220	—	128,916	1	1
Total basic materials	10,547	1,703	—	12,250	1,125,031	198,503	(1,451)	1,322,083	7	7
Industrial - Consumer, non-cyclical	96,626	2,100	(3,849)	94,877	2,140,193	456,192	(3,890)	2,592,495	13	13
Other industrials	25,707	1,027	—	26,734	1,312,345	242,889	(678)	1,554,556	8	8
Industrial - Transportation	25,885	1,320	(613)	26,592	581,022	152,236	(613)	732,645	3	4
Other corporate sectors	147,814	3,607	(9,504)	141,917	1,425,999	244,374	(14,570)	1,655,803	9	8
Total corporates	700,713	15,015	(85,872)	629,856	14,449,440	2,820,786	(130,243)	17,139,983	87	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	2,029,051	298,478	(553)	2,326,976	12	12
Collateralized debt obligations	57,031	21,988	(9,920)	69,099	57,031	21,988	(9,920)	69,099	—	—
Other asset-backed securities	14,100	—	(1,787)	12,313	129,168	2,839	(7,429)	124,578	1	1
Mortgage-backed securities(1)	—	—	—	—	491	55	—	546	—	—
Total fixed maturities	$771,844	$37,003	$(97,579)	$711,268	$16,665,181	$3,144,146	$(148,145)	$19,661,182	100	100
(1)Includes Government National Mortgage Association (GNMA).

GL Q2 2020 FORM 10-Q

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
(1)Includes GNMAs.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the June 30, 2020 fixed maturity portfolio, representing 87% of both amortized cost, net and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2020, the total fixed maturity portfolio consisted of 711 issuers.

At June 30, 2020, fixed maturities had a fair value of $19.7 billion, compared with $18.9 billion at December 31, 2019. The net unrealized gain position in the fixed-maturity portfolio increased from $2.5 billion at December 31, 2019 to $3.0 billion at June 30, 2020 due to an increase in market rates during the period.

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

As noted previously, the Company recorded a $33 million provision, $26 million net of tax, for credit losses on an offshore driller (energy holding). In total, our exposure to the energy sector is approximately 10% of our fixed maturity portfolio. Of the $1.6 billion exposure at amortized cost, net of the allowance for credit losses, over 90% is in the midstream (transportation, storage, and wholesaling of oil and gas) and exploration and production subsectors, while a very limited amount are in oil field service and offshore drillers subsectors. The offshore drilling and oil field services are the most vulnerable to low oil prices. However, our two holdings in the oil field services subsector are two of the largest service companies in this industry and currently maintain investment grade ratings by the various rating agencies. Less than $13 million is invested in offshore drilling companies.

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

For more information about our fixed maturity portfolio by component at June 30, 2020 and 2019, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at June 30, 2020 and 2019 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $556 million at amortized cost, net of allowance for credit losses ($602 million at fair value) for which the ratings were assigned by the third-party managers.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Rating
At June 30, 2020
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$738,135	4	$868,394	4
AA	1,383,248	8	1,572,073	8
A	4,490,421	27	5,701,782	29
BBB+	3,513,241	21	4,267,590	22
BBB	3,817,658	23	4,424,293	22
BBB-	1,950,634	12	2,115,782	11
Total investment grade	15,893,337	95	18,949,914	96	A-

Below investment grade:
BB	597,108	4	534,050	3
B	110,035	1	101,726	1
Below B	64,701	—	75,492	—
Total below investment grade	771,844	5	711,268	4	B+
	$16,665,181	100	$19,661,182	100

Weighted average composite quality rating					BBB+

Fixed Maturities by Rating
At December 31, 2019
(Dollar amounts in thousands)

	Amortized Cost	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost
Investment grade:
AAA	$769,564	5	$841,176	4
AA	1,311,902	8	1,455,815	8
A	4,608,959	28	5,603,235	30
BBB+	3,509,311	21	4,119,737	22
BBB	3,818,589	23	4,309,394	23
BBB-	1,723,296	11	1,933,263	10
Total investment grade	15,741,621	96	18,262,620	97	A-

Below investment grade:
BB	465,296	3	450,925	2
B	107,653	1	96,077	—
Below B	101,206	—	97,525	1
Total below investment grade	674,155	4	644,527	3	B+
	$16,415,776	100	$18,907,147	100

Weighted average composite quality rating					A-

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The overall quality rating of the portfolio is BBB+, same as the year ago period and down from year-end 2019 at A-. Fixed maturities rated BBB are 56% of the total portfolio at June 30, 2020, compared with 55% at year-end 2019. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending, has no off-balance sheet investments, and has no exposure to European sovereign debt as of June 30, 2020. BBB securities provide the Company with the best risk adjusted capital adjusted returns, largely due to our unique ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$674,155	$666,061
Downgrades by rating agencies	135,667	86,562
Upgrades by rating agencies	—	(65,708)
Dispositions	(6,883)	(43,231)
Provision for credit losses	(32,719)	—
Amortization and other	1,624	1,888
Balance at end of period	$771,844	$645,572

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 14% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of June 30, 2020.

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

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2020		2019		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$52,200	2.7	$49,835	2.8	$2,365	5
Other employee costs	20,687	1.1	18,013	1.0	2,674	15
Information technology costs	22,755	1.2	21,576	1.2	1,179	5
Legal costs	5,312	0.3	4,857	0.3	455	9
Other administrative costs	24,232	1.3	24,326	1.3	(94)	—
Total insurance administrative expenses	125,186	6.6	118,607	6.6	6,579	6

Parent company expense	4,847		5,515		(668)
Stock compensation expense	17,988		21,815		(3,827)
Administrative settlements	—		400		(400)
Legal proceedings	3,275		5,500		(2,225)
Total operating expenses, per Condensed Consolidated Statements of Operations	$151,296		$151,837		$(541)	—
The 6% increase in insurance administrative expenses was primarily due to an increase in pension and legal expenses. Pension expense increased due to the lower discount rate used to determine net periodic benefit costs in 2020 as compared to 2019. Refer to Note 7—Postretirement Benefits. Legal expense increased due to an increase in regulatory and other compliance matters. The increase in information technology costs reflects investments related to data analytics capabilities, administrative systems modernization, and information security programs. The decrease in stock-based compensation expense was primarily due to a lesser amount of performance based equity awards.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed quarterly by management and annually reaffirmed by the Board of Directors. The program was reaffirmed on August 8, 2019. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Parent Company shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. In April, the Company announced a temporary postponement of its share repurchase program while it evaluated the expected impact of COVID-19 on the Company’s operations and financial results. Accordingly, the Company did not repurchase shares of Globe Life during the second quarter. The Company anticipates that it will resume its share repurchase program in the third quarter of the year.

The following chart summarizes share repurchases for the six month periods ended June 30, 2020 and 2019.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2020			2019
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	1,629	$139,254	$85.47	2,069	$173,971	$84.09
Option exercise proceeds	267	27,475	103.13	658	56,126	85.30
Total	1,896	$166,729	$87.95	2,727	$230,097	$84.38
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

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Parent Company Liquidity. An important source of Parent Company liquidity is the dividends from its insurance subsidiaries. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company. Despite the overall impact of COVID-19 on the insurance subsidiaries' operations, the ability of the insurance subsidiaries to pay dividends to the Parent Company during the remainder of the year should not be impeded.

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2020	2019	Projected 2020	2019
Liquidity Sources:
Dividends from Subsidiaries	$343,447	$310,875	$485,000	$479,988
Excess Cash Flows	284,488	262,302	380,000	374,232

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a credit facility. At June 30, 2020, the Parent Company had $635 million of invested cash and net intercompany receivables. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. The Parent Company may request the extension, however it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. This facility was amended in May 2016 to extend the maturity date of the facility to May 2021. The Company intends to renew the facility prior to the end of 2020. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and has been repaid in quarterly escalating installments with a balloon payment of $75 million due in May 2021. Interest on the term loan is computed and paid monthly at 125 basis points plus 1 month LIBOR. In accordance with the agreement, certain covenants regarding capitalization must be met. As of June 30, 2020, the Parent Company was in full compliance with those covenants. On July 31, 2020, the Company paid down the remaining principal balance of $82.5 million and $101 thousand in interest on the 5-year $100 million term loan with a maturity date of May 17, 2021.

On April 9, 2020, the Company entered into a new $300 million 364-day term loan facility and borrowed all $300 million on April 15, 2020 for additional liquidity during these uncertain times. Interest on the term loan is computed and paid monthly at 162.5 basis points plus 1 month LIBOR, subject to a 1% LIBOR floor. In accordance with the agreement, certain covenants regarding capitalization must be met. As of June 30, 2020, the Parent Company was in full compliance with those covenants. The term loan is due in full on April 8, 2021, however, due to the current low interest rates available in the public debt markets, the Company will consider replacing the term loan with long-term financing before the end of 2020.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Commercial paper outstanding and any principal payments or maturities of the term loans due within one year are included in short-term debt.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2020	December 31, 2019	June 30, 2019
Balance of commercial paper at end of period (par value)	$450,000	$290,000	$250,000
Annualized interest rate	0.94%	2.04%	2.74%
Letters of credit outstanding	$150,000	$150,000	$150,000
Remaining amount available under credit line	150,000	310,000	350,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Average balance of commercial paper outstanding during period (par value)	$370,130	$298,965
Daily-weighted average interest rate (annualized)	2.05%	2.88%
Maximum daily amount outstanding during period (par value)	$482,000	$355,000

During the first quarter, the Company increased the commercial paper borrowings by approximately $160 million to enhance our liquidity position as a result of COVID-19. We had no difficulties in accessing the commercial paper market under this facility during the six months ended June 30, 2020 and 2019. Should access to the regular commercial paper market become unavailable, the Company does qualify to participate in the Federal government's new Commercial Paper Funding Facility established under the CARES Act on March 27, 2020. Under this facility, the Company is able to issue up to $432.5 million at any time through March 17, 2021.

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

As noted above, the Parent Company has $635 million of liquid assets available at the end of the second quarter of 2020. In addition to these liquid assets, the Parent Company is expected to generate additional excess cash flows during the remainder of 2020 in the range of $95 million to $105 million. Thus, the Parent Company is expected to have around $730 million to $740 million available during the remainder of the year. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries due to adverse impacts of COVID-19. Should the additional funds not be necessary, the Company intends to reduce the overall amount of its borrowings and to use any excess cash flows for its share buyback program.

Consolidated Liquidity. Consolidated net cash inflows from operations were $769 million in the first six months of 2020, compared with $687 million in the same period of 2019. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $218 million during the 2020 period. As previously noted under the caption Credit Facility, the Parent Company has in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

GL Q2 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Cash and short-term investments were $646 million at June 30, 2020, compared with $114 million at December 31, 2019. In addition to these liquid assets, the entire $19.7 billion (fair value at June 30, 2020) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility, the current maturity of funded debt and the term loans), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.3 billion at June 30, 2020 and December 31, 2019. An analysis of debt issues outstanding is as follows at June 30, 2020.

Selected Information about Debt Issues
As of June 30, 2020
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Notes	05/27/1993	05/15/2023	7.875%	semiannual	$165,612	$164,831	$194,808
Senior notes(1)	09/24/2012	09/15/2022	3.800%	semiannual	150,000	149,250	157,607
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	550,000	544,031	634,607
Junior subordinated debentures	05/17/2016	06/15/2056	6.125%	quarterly	300,000	290,618	307,080
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,374	123,241
Total long-term debt					1,290,612	1,272,104	1,417,343

Term Loan I	06/13/2016	05/17/2021	1.424%	monthly	82,500	82,500	82,500
Term Loan II	04/09/2020	04/08/2021	2.625%	monthly	300,000	299,293	299,293
Commercial paper					450,000	449,283	449,283
Total short-term debt					832,500	831,076	831,076

Total debt					$2,123,112	$2,103,180	$2,248,419
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)Interest paid at 1 month LIBOR plus 125 basis points, resets each month.
(3)Interest paid at 1 month LIBOR plus 162.5 basis points, resets each month.

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

GL Q2 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

during 2020, the Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Shareholders' Equity. On May 15, 2020, the Parent Company announced that it had declared a quarterly dividend of $0.1875 per share. This dividend was paid on July 31, 2020.

Shareholders’ equity was $7.8 billion at June 30, 2020. This compares with $7.3 billion at December 31, 2019 and $6.7 billion at June 30, 2019. During the six months since December 31, 2019, shareholders’ equity increased primarily due to $399 million of after-tax unrealized gains in the fixed-maturity portfolio as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $339 million. Share repurchases of $139 million noted above during the period reduced shareholders’ equity.

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

GL Q2 2020 FORM 10-Q

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
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	June 30, 2020		December 31, 2019		June 30, 2019
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$19,661,182	$2,996,001	$18,907,147	$2,491,371	$17,934,274	$1,950,002
Deferred acquisition costs(2)	4,446,356	(6,723)	4,341,941	(7,488)	4,232,717	(8,299)
Total assets	27,534,180	2,989,278	25,977,460	2,483,883	24,855,445	1,941,703
Short-term debt	831,076	—	298,738	—	257,453	—
Long-term debt	1,272,104	—	1,348,988	—	1,353,395	—
Shareholders' equity	7,848,369	2,361,530	7,294,307	1,962,268	6,700,398	1,533,945

Book value per diluted share	73.26	22.05	66.02	17.76	60.22	13.79
Debt to capitalization(3)	21.1%	(6.6)%	18.4%	(5.2)%	19.4%	(4.4)%

Diluted shares outstanding	107,137		110,494		111,264
Actual shares outstanding	106,451		107,720		109,223

(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

GL Q2 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

GL Q2 2020 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2020.

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

As of the end of the fiscal period completed June 30, 2020, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the period ended June 30, 2020, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

GL Q2 2020 FORM 10-Q

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
•Increased operational risk due to the potential exposure and illness of key personnel;
•Exposure to additional and increased risks related to internal controls, data security and information privacy, both for the Company and for our suppliers, vendors and other third parties with whom we do business;
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

GL Q2 2020 FORM 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Second Quarter of 2020

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2020	—	$—	—
May 1-31, 2020	—	—	—
June 1-30, 2020	—	—	—

On August 8, 2019, the Globe Life Board of Directors reaffirmed its continued authorization of its stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased. The Company plans to begin the share buyback program in the third quarter.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment to the Globe Life Inc. Pension Plan Executed 07-28-2020
31.1	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
31.2	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
32.1	Section 1350 Certification by Larry M. Hutchison, Gary L. Coleman, and Frank M. Svoboda
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

GL Q2 2020 FORM 10-Q

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBE LIFE INC.

Date: August 5, 2020	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 5, 2020	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 5, 2020	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

GL Q2 2020 FORM 10-Q