Form 10-Q
period 2020-09-30
GLOBE LIFE INC.
filed 2020-11-05
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 28, 2020
Common Stock, $1.00 Par Value	104,661,999

GL Q3 2020 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q3 2020 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2020—$16,892,054; 2019—$16,415,776, allowance for credit losses: 2020— $4,387; 2019— $0)	$20,277,056	$18,907,147
Policy loans	581,211	575,492
Other long-term investments (includes: 2020—$326,641; 2019—$185,851 under the fair value option)	492,884	326,347
Short-term investments	263,879	38,285
Total investments	21,615,030	19,847,271
Cash	80,101	75,933
Accrued investment income	259,697	245,129
Other receivables	458,359	441,662
Deferred acquisition costs	4,517,255	4,341,941
Goodwill	441,591	441,591
Other assets	669,860	583,933
Total assets	$28,041,893	$25,977,460
Liabilities:
Future policy benefits	$15,045,864	$14,508,134
Unearned and advance premium	64,703	63,709
Policy claims and other benefits payable	367,453	365,402
Other policyholders' funds	97,463	96,282
Total policy liabilities	15,575,483	15,033,527
Current and deferred income taxes	1,682,060	1,476,832
Short-term debt	279,758	298,738
Long-term debt (estimated fair value: 2020—$1,842,164; 2019—$1,473,364)	1,667,506	1,348,988
Other liabilities	612,178	525,068
Total liabilities	19,816,985	18,683,153
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2020 and 2019	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2020—117,218,183 issued; 2019— 117,218,183 issued)	117,218	117,218
Additional paid-in-capital	536,727	531,554
Accumulated other comprehensive income (loss)	2,550,619	1,844,830
Retained earnings	6,002,407	5,551,329
Treasury stock, at cost: (2020—12,160,518 shares; 2019—9,497,940 shares)	(982,063)	(750,624)
Total shareholders' equity	8,224,908	7,294,307
Total liabilities and shareholders' equity	$28,041,893	$25,977,460

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Life premium	$674,021	$630,824	$1,994,473	$1,886,314
Health premium	287,795	269,166	850,877	802,132
Other premium	1	3	4	4
Total premium	961,817	899,993	2,845,354	2,688,450
Net investment income	231,432	228,905	691,991	683,003
Realized gains (losses)	1,501	11,943	(29,386)	18,426
Other income	292	438	1,021	1,077
Total revenue	1,195,042	1,141,279	3,508,980	3,390,956

Benefits and expenses:
Life policyholder benefits	459,231	406,963	1,340,746	1,227,616
Health policyholder benefits	184,237	170,875	546,444	511,403
Other policyholder benefits	7,508	7,854	22,571	23,792
Total policyholder benefits	650,976	585,692	1,909,761	1,762,811

Amortization of deferred acquisition costs	140,843	138,449	430,840	412,436
Commissions, premium taxes, and non-deferred acquisition costs	74,614	74,139	229,691	221,302
Other operating expense	75,397	74,575	226,693	226,412
Interest expense	21,674	21,094	65,295	63,804
Total benefits and expenses	963,504	893,949	2,862,280	2,686,765

Income before income taxes	231,538	247,330	646,700	704,191
Income tax benefit (expense)	(42,593)	(45,512)	(119,167)	(130,370)
Income from continuing operations	188,945	201,818	527,533	573,821

Income (loss) from discontinued operations, net of tax	—	—	—	(92)
Net income	$188,945	$201,818	$527,533	$573,729

Basic net income (loss) per common share:
Continuing operations	$1.78	$1.85	$4.95	$5.24
Discontinued operations	—	—	—	—
Total basic net income per common share	$1.78	$1.85	$4.95	$5.24

Diluted net income (loss) per common share:
Continuing operations	$1.76	$1.82	$4.90	$5.14
Discontinued operations	—	—	—	—
Total diluted net income per common share	$1.76	$1.82	$4.90	$5.14

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$188,945	$201,818	$527,533	$573,729

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	380,299	649,270	861,871	2,057,614
Other reclassification adjustments included in net income	11,838	(11,020)	37,060	(14,307)
Foreign exchange adjustment on securities recorded at fair value	1,250	(301)	(914)	183
Unrealized gains (losses) on securities	393,387	637,949	898,017	2,043,490

Unrealized gains (losses) on other investments	—	1,429	(13,260)	9,063
Total unrealized investment gains (losses)	393,387	639,378	884,757	2,052,553
Less applicable tax (expense) benefit	(82,612)	(134,272)	(185,800)	(431,037)
Unrealized gains (losses) on investments, net of tax	310,775	505,106	698,957	1,621,516

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	385	402	1,150	(2,627)
Less applicable tax (expense) benefit	(81)	(84)	(242)	552
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	304	318	908	(2,075)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	5,522	(4,082)	(4,973)	(1,031)
Less applicable tax (expense) benefit	(1,158)	858	1,045	218
Foreign exchange translation adjustments, other than securities, net of tax	4,364	(3,224)	(3,928)	(813)

Pension:
Pension adjustments	4,156	2,117	12,471	6,355
Less applicable tax (expense) benefit	(873)	(443)	(2,619)	(1,334)
Pension adjustments, net of tax	3,283	1,674	9,852	5,021

Other comprehensive income (loss)	318,726	503,874	705,789	1,623,649
Comprehensive income (loss)	$507,671	$705,692	$1,233,322	$2,197,378

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$—	$117,218	$531,554	$1,844,830	$5,551,329	$(750,624)	$7,294,307
Cumulative effect of change in accounting principles, net of tax(1)	—	—	—	—	(454)	—	(454)
Balance at January 1, 2020	—	117,218	531,554	1,844,830	5,550,875	(750,624)	7,293,853
Comprehensive income (loss)	—	—	—	(778,583)	165,540	—	(613,043)
Common dividends declared ($0.1875 per share)	—	—	—	—	(19,963)	—	(19,963)
Acquisition of treasury stock	—	—	—	—	—	(166,729)	(166,729)
Stock-based compensation	—	—	(12,126)	—	(482)	21,964	9,356
Exercise of stock options	—	—	—	—	(9,539)	26,347	16,808
Balance at March 31, 2020	—	117,218	519,428	1,066,247	5,686,431	(869,042)	6,520,282
Comprehensive income (loss)	—	—	—	1,165,646	173,048	—	1,338,694
Common dividends declared ($0.1875 per share)	—	—	—	—	(19,956)	—	(19,956)
Stock-based compensation	—	—	8,632	—	—	—	8,632
Exercise of stock options	—	—	—	—	(593)	1,310	717
Balance at June 30, 2020	—	117,218	528,060	2,231,893	5,838,930	(867,732)	7,848,369
Adoption of accounting standard	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	318,726	188,945	—	507,671
Common dividends declared ($0.1875 per share)	—	—	—	—	(19,692)	—	(19,692)
Acquisition of treasury stock	—	—	—	—	—	(129,919)	(129,919)
Stock-based compensation	—	—	8,667	—	—	—	8,667
Exercise of stock options	—	—	—	—	(5,776)	15,588	9,812
Balance at September 30, 2020	$—	$117,218	$536,727	$2,550,619	$6,002,407	$(982,063)	$8,224,908
(1)Adoption of Accounting Standard Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. See more information in Note 2—New Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q3 2020 FORM 10-Q

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

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash provided from (used for) operating activities	$1,078,616	$1,030,175

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	52,681	62,151
Fixed maturities available for sale—matured or other redemptions	333,631	604,701
Other long-term investments	35,547	—
Total investments sold or matured	421,859	666,852
Acquisition of investments:
Fixed maturities—available for sale	(905,371)	(1,056,822)
Other long-term investments	(213,075)	(107,660)
Total investments acquired	(1,118,446)	(1,164,482)
Net (increase) decrease in policy loans	(5,719)	(18,826)
Net (increase) decrease in short-term investments	(225,594)	(5,270)
Additions to properties	(28,790)	(30,049)
Other investing activities	(7,099)	32
Investments in low-income housing interests	(28,669)	(16,824)
Cash provided from (used for) investing activities	(992,458)	(568,567)

Cash provided from (used for) financing activities:
Issuance of common stock	27,337	57,573
Cash dividends paid to shareholders	(58,503)	(55,493)
Repayment of debt	(386,875)	(5,000)
Proceeds from issuance of debt	700,000	—
Payment for debt issuance costs	(5,844)	—
Net borrowing (repayment) of commercial paper	(9,605)	(76,409)
Acquisition of treasury stock	(296,648)	(334,469)
Net receipts (payments) from deposit-type products	(56,858)	(95,626)
Cash provided from (used for) financing activities	(86,996)	(509,424)

Effect of foreign exchange rate changes on cash	5,006	(6,535)
Net increase (decrease) in cash	4,168	(54,351)
Cash at beginning of year	75,933	121,026
Cash at end of period	$80,101	$66,675

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: "Globe Life", the "Company", refer to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and Globe Life Inc. subsidiaries and affiliates. Globe Life Inc.'s direct or indirect primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company. The underwriting companies are owned by their ultimate corporate parent, Globe Life Inc. (the "Parent Company").

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into four reportable segments: life insurance, supplemental health insurance, annuities, and investments.

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2020, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2020 and 2019. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 27, 2020.

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

The Company recorded a cumulative effect adjustment, net of tax of $454 thousand to retained earnings, consisting of $265 thousand and $189 thousand for commercial mortgage loan participations and agent debit balances, respectively. Refer to the table below for pre-tax amounts and Note 4—Investments for additional details.

	As reported on December 31, 2019	Pre-tax impact of adoption	As reported on January 1, 2020
Assets:
Commercial mortgage loan participations	$137,692	$(335)	$137,357
Agent debit balances	423,877	(240)	423,637

GL Q3 2020 FORM 10-Q

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

The Company adopted the standard using the prospective transition approach for available-for-sale fixed maturities for which OTTI had been recognized prior to January 1, 2020. As a result, the amortized cost basis and the effective interest rate remain unchanged after the adoption of ASU 2016-13. Amortized cost will now be reflected as "amortized cost, net of allowance for credit losses" or "amortized cost, net." The Company has not elected the fair value option for any financial assets recorded at amortized cost that would be in scope of this standard.

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

Accrued investment income consists of interest income or dividends earned on the investment portfolio, but which are yet to be received as of the balance sheet date. The Company will write-off accrued investment income that is deemed to be uncollectable related to the fixed maturities. As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the fixed maturity and separately reports it in another financial statement line item, Accrued investment income. Additionally, the amount will be excluded from disclosures within Note 4.

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

All changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses recorded to the allowance for credit losses are management's best estimate of the uncollectability of principal and interest of a fixed maturity.

GL Q3 2020 FORM 10-Q

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
•Corporate actions such as issuer bankruptcy filings or exchanges

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

The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses. Interest income, net of the amortization of origination fees, is recorded in Net investment income under the effective yield method. Accrued investment income on the Condensed Consolidated Balance Sheets consists of interest income earned on the commercial mortgage loan portfolio, but which is yet to be received as of the balance sheet date. Accrued investment income will be placed in nonaccrual status at the time the loan is 90 days delinquent or otherwise deemed to be uncollectable by management. Any currently accrued investment income will subsequently be written off. As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the commercial mortgage loans and separately reports it in another financial statement line item, Accrued investment income. Additionally, the amount will be excluded from disclosures within Note 4. As of September 30, 2020, the accrued interest receivable for commercial mortgage loans was $457 thousand. Commercial mortgage loans generally pay interest monthly, therefore accrued interest is typically for a period of less than 30 days. The unfunded commitment balance was $81 million as of September 30, 2020.

GL Q3 2020 FORM 10-Q

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

Other Receivables, Agent Debit Balances: Agent debit balances primarily represent commissions advanced to insurance agents, a common industry practice. These balances are repaid to the Company over time, generally one year, as the premiums associated with the advanced commissions are collected by the Company and a portion of the agents' commissions on such premiums are retained in order to repay the balances. The balances were $438 million at September 30, 2020 and $424 million at December 31, 2019. When an agent sells a policy, commissions are advanced to the agent, and the collection of the advance is made as long as the policy stays in force. While there is a susceptibility to loss should an agent terminate or excessive policy lapses occur, the ability of the Company to continue to collect an agent's commission streams over time from prior sales of policies reduces the Company's exposure to loss.

The Company has a very low inherent risk with regards to the collection of agent debit balances and views these balances as recoverable since they are, in aggregate, less than the estimated present value of future commissions discounted at a conservative rate which includes assumptions for lapses and mortality. The Company’s security, or collateral, is in the form of future commission streams collected over the life of the policies sold by the respective agents, which ultimately revert to the Company in the event an agent is terminated. The Company evaluated the agent debit balances on a pool basis to determine the allowance for credit losses, as the loans have similar characteristics. A provision for credit losses will be recorded in Realized gains (losses) on the Condensed Consolidated Statement of Operations and the asset balance will be reflected as Agent Debit Balances, net of allowance for credit losses (Other receivables). Based on factors considered by management, there were no additional credit losses recorded during the three months ended September 30, 2020. As of September 30, 2020, the allowance for credit losses was $1.2 million compared with $1.0 million as of December 31, 2019.

GL Q3 2020 FORM 10-Q

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

GL Q3 2020 FORM 10-Q

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
ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Changes to the Disclosure Requirements for Defined Benefit Plans	The standard removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant to defined benefit plans.	This standard is effective beginning January 1, 2021, and will be applied retrospectively. Early adoption is permitted.	The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs	The standard was issued as an amendment to ASU 2017-08, and clarifies that callable debt securities with a premium should be amortized to the next call date.	This standard is effective beginning January 1, 2021, and will be applied prospectively. Early adoption is not permitted.	The Company does not expect the adoption of this standard to have an impact on the consolidated financial statements.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2020	$2,370,832	$(5,312)	$3,766	$(137,393)	$2,231,893
Other comprehensive income (loss) before reclassifications, net of tax	301,423	304	4,364	—	306,091
Reclassifications, net of tax	9,352	—	—	3,283	12,635
Other comprehensive income (loss)	310,775	304	4,364	3,283	318,726
Balance at September 30, 2020	$2,681,607	$(5,008)	$8,130	$(134,110)	$2,550,619

	Three Months Ended September 30, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2019	$1,552,108	$(6,556)	$8,906	$(115,208)	$1,439,250
Other comprehensive income (loss) before reclassifications, net of tax	513,812	318	(3,224)	—	510,906
Reclassifications, net of tax	(8,706)	—	—	1,674	(7,032)
Other comprehensive income (loss)	505,106	318	(3,224)	1,674	503,874
Balance at September 30, 2019	$2,057,214	$(6,238)	$5,682	$(113,534)	$1,943,124

	Nine Months Ended September 30, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2020	$1,982,650	$(5,916)	$12,058	$(143,962)	$1,844,830
Other comprehensive income (loss) before reclassifications, net of tax	669,680	908	(3,928)	—	666,660
Reclassifications, net of tax	29,277	—	—	9,852	39,129
Other comprehensive income (loss)	698,957	908	(3,928)	9,852	705,789
Balance at September 30, 2020	$2,681,607	$(5,008)	$8,130	$(134,110)	$2,550,619

	Nine Months Ended September 30, 2019
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2019	$435,698	$(4,163)	$6,495	$(118,555)	$319,475
Other comprehensive income (loss) before reclassifications, net of tax	1,632,819	(2,075)	(813)	—	1,629,931
Reclassifications, net of tax	(11,303)	—	—	5,021	(6,282)
Other comprehensive income (loss)	1,621,516	(2,075)	(813)	5,021	1,623,649
Balance at September 30, 2019	$2,057,214	$(6,238)	$5,682	$(113,534)	$1,943,124

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statement of Operations
Component Line Item	2020	2019	2020	2019
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$10,276	$(12,430)	$32,133	$(18,337)	Realized (gains) losses
Amortization of (discount) premium	1,562	1,410	4,927	4,030	Net investment income
Total before tax	11,838	(11,020)	37,060	(14,307)
Tax	(2,486)	2,314	(7,783)	3,004	Income taxes
Total after-tax	9,352	(8,706)	29,277	(11,303)
Pension adjustments:
Amortization of prior service cost	158	158	474	474	Other operating expense
Amortization of actuarial (gain) loss	3,998	1,959	11,997	5,881	Other operating expense
Total before tax	4,156	2,117	12,471	6,355
Tax	(873)	(443)	(2,619)	(1,334)	Income taxes
Total after-tax	3,283	1,674	9,852	5,021
Total reclassification (after-tax)	$12,635	$(7,032)	$39,129	$(6,282)

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at September 30, 2020 and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within the corporates by sector.

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

	At September 30, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$375,836	$—	$95,166	$—	$471,002	2
States, municipalities, and political subdivisions	1,703,408	—	224,303	(3,887)	1,923,824	10
Foreign governments	44,130	—	3,361	(80)	47,411	—
Corporates, by sector:
Financial	4,335,786	—	898,119	(43,631)	5,190,274	26
Utilities	1,956,732	—	557,816	(27)	2,514,521	12
Energy	1,623,191	(4,387)	244,236	(24,389)	1,838,651	9
Other corporate sectors	6,664,488	—	1,447,649	(18,713)	8,093,424	40
Total corporates	14,580,197	(4,387)	3,147,820	(86,760)	17,636,870	87
Collateralized debt obligations	56,763	—	21,708	(9,814)	68,657	—
Other asset-backed securities	131,720	—	3,446	(5,874)	129,292	1
Total fixed maturities	$16,892,054	$(4,387)	$3,495,804	$(106,415)	$20,277,056	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL Q3 2020 FORM 10-Q

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2020 is shown below on an amortized cost, net of allowance for credit losses basis and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At September 30, 2020
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$46,963	$47,877
Due after one year through five years	762,252	836,895
Due after five years through ten years	1,794,849	2,118,729
Due after ten years through twenty years	6,027,005	7,578,897
Due after twenty years	8,067,809	9,496,378
Mortgage-backed and asset-backed securities	188,789	198,280
	$16,887,667	$20,277,056

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: Net investment income for the three and nine month periods ended September 30, 2020 and 2019 is summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Fixed maturities available for sale	$217,900	$216,154	1	$652,583	$647,784	1
Policy loans	11,241	10,959	3	33,572	32,416	4
Other long-term investments(1)	6,925	5,105	36	18,694	12,484	50
Short-term investments	88	514	(83)	529	2,096	(75)
	236,154	232,732	1	705,378	694,780	2
Less investment expense	(4,722)	(3,827)	23	(13,387)	(11,777)	14
Net investment income	$231,432	$228,905	1	$691,991	$683,003	1
(1)For the three months ended September 30, 2020 and 2019, the investment funds, accounted for under the fair value option method, recorded $4.0 million and $1.5 million, respectively in net investment income. For the nine months ended September 30, 2020 and 2019, the investment funds, accounted for under the fair value option method, recorded $10.5 million and $4.2 million, respectively in net investment income.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturities available for sale:
Proceeds from sales(1)	$661	$27,154	$52,681	$62,151
Gross realized gains	—	1,031	2,642	1,077
Gross realized losses	(38,782)	(604)	(39,153)	(3,631)
(1)There were no unsettled sales in the periods ended September 30, 2020 and 2019.

An analysis of realized gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(38,608)	$12,430	$(27,746)	$18,337
Provision for credit losses	28,332	—	(4,387)	—
Fair value option—change in fair value	12,053	(487)	(6,798)	197
Other investments	358	—	10,179	(108)
Realized gains (losses) from investments	2,135	11,943	(28,752)	18,426

Realized loss on redemption of debt	(634)	—	(634)	—
	1,501	11,943	(29,386)	18,426
Applicable tax	463	(2,508)	6,949	(3,869)
Realized gains (losses), net of tax	$1,964	$9,435	$(22,437)	$14,557
(1)During the three months ended September 30, 2020 and 2019, the Company recorded $65.8 million and $43.7 million of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $11.8 million, respectively in realized gains (losses). During the nine months ended September 30, 2020 and 2019, the Company recorded $152.1 million and $161.0 million of exchanges of fixed maturities (noncash transactions) that resulted in $7.9 million and $20.1 million, respectively in realized gains (losses).

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at September 30, 2020 and December 31, 2019:

	Fair Value Measurement at September 30, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$471,002	$—	$471,002
States, municipalities, and political subdivisions	—	1,923,824	—	1,923,824
Foreign governments	—	47,411	—	47,411
Corporates, by sector:
Financial	—	5,042,580	147,694	5,190,274
Utilities	—	2,334,286	180,235	2,514,521
Energy	—	1,801,028	37,623	1,838,651
Other corporate sectors	—	7,794,758	298,666	8,093,424
Total corporates	—	16,972,652	664,218	17,636,870
Collateralized debt obligations	—	—	68,657	68,657
Other asset-backed securities	—	116,324	12,968	129,292
Total fixed maturities	$—	$19,531,213	$745,843	$20,277,056
Percentage of total	—%	96%	4%	100%

	Fair Value Measurement at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$437,520	$—	$437,520
States, municipalities, and political subdivisions	—	1,717,656	—	1,717,656
Foreign governments	—	27,551	—	27,551
Corporates, by sector:
Financial	—	4,628,875	151,931	4,780,806
Utilities	—	2,195,539	156,748	2,352,287
Energy	—	1,873,482	41,402	1,914,884
Other corporate sectors	—	7,131,773	322,047	7,453,820
Total corporates	—	15,829,669	672,128	16,501,797
Collateralized debt obligations	—	—	74,104	74,104
Other asset-backed securities	—	135,342	13,177	148,519
Total fixed maturities	$—	$18,147,738	$759,409	$18,907,147
Percentage of total	—%	96%	4%	100%

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2020	$13,177	$74,104	$672,128	$759,409
Included in realized gains / losses	—	—	1,213	1,213
Included in other comprehensive income	(318)	(5,220)	11,324	5,786
Acquisitions	—	—	17,820	17,820
Sales	—	—	—	—
Amortization	—	3,415	11	3,426
Other(1)	109	(3,642)	(38,278)	(41,811)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at September 30, 2020	$12,968	$68,657	$664,218	$745,843
Percent of total fixed maturities	—%	1%	3%	4%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2019	$12,982	$73,369	$553,471	$639,822
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	1,043	5,745	34,971	41,759
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	3,459	10	3,469
Other(1)	(343)	(4,412)	(10,710)	(15,465)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at September 30, 2019	$13,682	$78,161	$577,742	$669,585
Percent of total fixed maturities	—%	1%	3%	4%
(1)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(2)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains or (losses) for the period included in other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains/Losses included in Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At September 30, 2020	$(318)	$(5,220)	$11,324	$5,786
At September 30, 2019	1,043	5,745	34,971	41,759

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of September 30, 2020	172	29	201
As of December 31, 2019	82	51	133

Globe Life's entire fixed maturity portfolio consisted of 1,822 issues by 745 different issuers at September 30, 2020 and 1,633 issues by 656 different issuers at December 31, 2019. The weighted-average quality rating of all unrealized loss positions at amortized cost was BBB- as of September 30, 2020 and December 31, 2019.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale for which an allowance for credit losses has not been recorded at September 30, 2020.

Analysis of Gross Unrealized Investment Losses

	At September 30, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$—	$—	$—	$—	$—
States, municipalities and political subdivisions	142,060	(3,887)	—	—	142,060	(3,887)
Foreign governments	9,514	(80)	—	—	9,514	(80)
Corporates, by sector:
Financial	246,528	(5,404)	5,897	(2,603)	252,425	(8,007)
Utilities	2,557	(27)	—	—	2,557	(27)
Energy	82,548	(4,161)	15,536	(1,388)	98,084	(5,549)
Other corporate sectors	77,577	(2,524)	—	—	77,577	(2,524)
Total corporates	409,210	(12,116)	21,433	(3,991)	430,643	(16,107)
Other asset-backed securities	29,744	(4,190)	7	—	29,751	(4,190)
Total investment grade securities	590,528	(20,273)	21,440	(3,991)	611,968	(24,264)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	34,614	(5,332)	102,402	(30,292)	137,016	(35,624)
Utilities	—	—	—	—	—	—
Energy	117,927	(12,588)	43,620	(6,252)	161,547	(18,840)
Other corporate sectors	46,728	(9,281)	71,979	(6,908)	118,707	(16,189)
Total corporates	199,269	(27,201)	218,001	(43,452)	417,270	(70,653)
Collateralized debt obligations	—	—	10,186	(9,814)	10,186	(9,814)
Other asset-backed securities	—	—	12,339	(1,684)	12,339	(1,684)
Total below investment grade securities	199,269	(27,201)	240,526	(54,950)	439,795	(82,151)
Total fixed maturities	$789,797	$(47,474)	$261,966	$(58,941)	$1,051,763	$(106,415)

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

GL Q3 2020 FORM 10-Q

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

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows. Refer to Note 1 for factors considered in the recording of the allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Allowance for credit losses beginning balance	$32,719	$—	$—	$—
Additions to allowance for which credit losses were not previously recorded	4,387	—	37,106	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	(32,719)	—	(32,719)	—
Allowance for credit losses ending balance	$4,387	$—	$4,387	$—

An energy holding in our investment portfolio, which had a credit loss allowance of $32.7 million as of June 30, 2020, filed for Chapter 11 bankruptcy on July 31, 2020. On August 3, 2020, management sold all holdings of this company for $660 thousand and recognized an additional realized loss of $6 million. Total realized loss was $38.8 million. An additional $1 million of accrued investment income was written off.

As of September 30, 2020 and December 31, 2019, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	September 30, 2020	December 31, 2019

Investment funds	$326,641	$185,851
Commercial mortgage loan participations	164,902	137,692
Other	1,341	2,804
Total	$492,884	$326,347

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

The investments are reported at the Company's pro-rata share of the investment fund's net asset value or its equivalent (NAV) as a practical expedient for fair value. Changes in the net asset value are recorded in Realized gains (losses) on the Condensed Consolidated Statements of Operations. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. Periodic distributions are recorded in net investment income until cumulative distributions exceed our pro-rata share of operating earnings at which point the distributions will reduce the carrying value. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. During the quarter, the Company has not committed to any new limited partnerships. The Company had $50 million of capital called during the quarter from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $408 million as of September 30, 2020.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Office	$41,622	25	$42,350	31
Mixed use	48,348	29	27,501	20
Hospitality	23,030	14	22,324	16
Industrial	17,885	11	17,612	13
Retail	19,137	12	17,318	12
Multi-family	18,599	11	10,587	8
Total recorded investment	168,621	102	137,692	100
Less allowance for credit losses	(3,719)	(2)	—	—
Carrying value, net of allowance for credit losses	$164,902	100	$137,692	100

	September 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
South Atlantic	$52,397	32	$50,867	37
Pacific	62,297	38	36,546	27
Middle Atlantic	28,268	17	25,328	18
East North Central	10,597	6	10,568	8
West South Central	8,971	5	8,072	6
East South Central	4,700	3	4,676	3
West North Central	1,391	1	—	—
New England	—	—	1,635	1
Total recorded investment	168,621	102	137,692	100
Less allowance for credit losses	(3,719)	(2)	—	—
Carrying value, net of allowance for credit losses	$164,902	100	$137,692	100

As of September 30, 2020, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses, except for individual loans where the practical expedient was elected. At the end of the period, the Company had 25 loans in the portfolio.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
As noted in Note 1, the Company adopted ASU 2016-13 using the modified retrospective method for commercial mortgage loans. On January 1, 2020, a cumulative effect adjustment was recorded to retained earnings of $335 thousand ($265 thousand, net of tax). For the three months ended September 30, 2020, the allowance for credit losses was decreased by $119 thousand to $3.7 million. The provision for credit losses, recorded in Realized gains (losses) in Other investments, includes the provision for credit losses for the pool and the individual loan as described below.

The Company determined that one of the commercial mortgage loans (multi-family) was probable of foreclosure and elected the practical expedient to record the loan at the fair value of the property less amortized cost, adjusted for selling and other associated costs. As of September 30, 2020, the allowance was $1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Allowance for credit losses beginning balance	$3,838	$—	$—	$—
Cumulative effect of adoption ASU 2016-13	—	—	335	—
Provision (reversal) for credit losses	(119)	—	3,384	—
Loans charge-off	—	—	—	—
Allowance for credit losses ending balance	$3,719	$—	$3,719	$—

The following table presents the aging of the amortized cost basis of delinquent commercial mortgage loans. Loans are considered delinquent after 30 days.

As of September 30, 2020	30-59 Days Delinquent	60-89 days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
Commercial mortgage loans	$—	$—	$3,524	$3,524
Number of delinquent commercial mortgage loans	—	—	1	1

There were no delinquent commercial mortgage loans as of December 31, 2019. As of September 30, 2020, the Company had one commercial mortgage loan in non-accrual status. As of December 31, 2019, the Company did not have any commercial mortgage loans in non-accrual status. Additionally, all other commercial mortgage loans were current with respect to payment status and none of the commercial mortgage loans were classified as a troubled debt restructuring (TDR).

GL Q3 2020 FORM 10-Q

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

	September 30, 2020
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$15,282	$107,381	$—	$122,663	74
70% to 80%	1,368	16,753	—	18,121	11
81% to 90%	7,591	—	—	7,591	5
Greater than 90%	5,290	11,237	—	16,527	10
Total	$29,531	$135,371	$—	$164,902	100

	December 31, 2019
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$64,160	$47,634	$12,666	$124,460	90
70% to 80%	11,445	1,787	—	13,232	10
81% to 90%	—	—	—	—	—
Greater than 90%	—	—	—	—	—
Total	$75,605	$49,421	$12,666	$137,692	100
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

GL Q3 2020 FORM 10-Q

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

On October 18, 2018, putative class action litigation was filed against Torchmark Corporation and American Income in California’s Los Angeles County Superior Court (Golz v. American Income Life Insurance Company, et al., Case No. 18STCV01354) (Golz Action). American Income removed the case to the United States District Court for the Central District of California (Case No. 2:18-cv-09879 R (SSx)). An amended complaint was filed on February 5, 2019. On February 6, 2019, Torchmark Corporation was dismissed without prejudice and the case proceeded with respect to American Income. On April 2, 2019, the District Court granted American Income’s motion to dismiss four of the five causes of action asserted. The amended complaint’s remaining claim alleges that plaintiff, as an American Income insurance agent trainee in California, was an employee who should have been compensated accordingly. The plaintiff seeks to represent a class of individuals in California who trained to contract as American Income agents and who subsequently worked as contracted agents. The class period is alleged to begin four years prior to the complaint’s filing. The complaint seeks restitution under the California Business and Professions Code for alleged unfair business practices such as failure to pay minimum wage and overtime, failure to provide meal and rest breaks, and failure to reimburse business expenses. The lawsuit is currently stayed.

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

With respect to the related cases above, on August 6, 2020, the plaintiffs in the Joh and Hamilton Actions jointly moved for preliminary approval of a settlement of all class and representative claims, which broadly covers “all individuals who trained to become and/or worked as sales agents in California for Defendant during the last four years prior to the filing of the original Complaint in Joh and whose training and/or work began before August 16, 2019.” Plaintiffs’ preliminary motion anticipated that the proposed settlement would resolve all claims in the Joh and Hamilton Actions, and in doing so, encompass pending claims asserted in the Golz Action for the settlement period. On August 1, 2020, the Northern District of California granted the Motion for Preliminary Approval of Class Action Settlement and scheduled a hearing for final approval of the settlement for January 7, 2021.

On December 19, 2019, putative collective action litigation was filed against American Income in United States District Court for the Eastern District of Arkansas (Patterson v. American Income Life Insurance Company, et al, Case No. 4:19-cv-918 KGB). The plaintiff, a former insurance sales agent of American Income, is pursuing a national collective action on behalf of all “similarly situated” individuals for the three years prior to the filing of the complaint. The lawsuit alleges that insurance agent trainees should have been classified as employees and asserts claims for minimum wage, overtime, liquidated damages and attorney’s fees under the Fair Labor Standards Act. The plaintiff also asserts an individual claim under the Arkansas Minimum Wage Act. American Income filed a motion to compel arbitration of plaintiff’s individual claims. The motion is fully briefed and remains pending.

On February 27, 2020, putative collective action litigation was filed against American Income in United States District Court for the Western District of Pennsylvania (Berry, et al v. American Income Life Insurance Company, et al, Case No. 2:20-cv-00110-LPL). The plaintiffs, former insurance sales agents of American Income, are pursuing

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
relief on behalf of “all individuals who trained to become and/or worked as sales agents/insurance producers for American Income Life Insurance” in the three years prior to the filing of the complaint. The lawsuit alleges that agent trainees and insurance agents should have been classified as employees. It asserts a national collective action under the Fair Labor Standards Act seeking compensation for minimum wage, overtime, expense reimbursement, missed meal and rest breaks, recoupment of certain commissions and improper recordkeeping. In addition, the lawsuit asserts a class action under the Pennsylvania Minimum Wage Act and Pennsylvania Wage Payment and Collection Law seeking similar relief. Plaintiffs also seek liquidated damages and attorney’s fees, and assert an unjust enrichment claim. On September 20, 2020, American Income’s motion to compel arbitration of the plaintiffs’ individual claims was granted. The litigation is stayed pending outcome of the individual arbitrations.

On August 5, 2020, putative class and collective action litigation was filed against American Income and National Income Life Insurance Company (“National Income”) in United States District Court for the Central District of California (Natalie Bell, Gisele Mobley, Ashly Rai, and John Turner v. American Income Life Insurance Company and National Income Life Insurance Company, Case No. 2:20-cv-07046). The lawsuit alleges that insurance agent trainees should have been classified as employees, and after contracting should have been classified as employees instead of independent contractors. Plaintiffs Bell and Rai are former California agents who also assert claims under California law on behalf of a putative California class, for the four years prior to February 13, 2020 through case conclusion. They make claims under (a) the California Labor Code for alleged meal and rest break violations, overtime, minimum wage, alleged failure to pay wages at the time of termination, expense reimbursement, and alleged failure to provide accurate wage statements; and (b) the California Business and Professions Code for alleged unfair business practices. They also seek liquidated damages, penalties and attorney’s fees under California law. Plaintiff Turner is a former New York agent who asserts a claim under New York law on behalf of a putative New York class for the six years prior to February 13, 2020 through case conclusion. He makes a claim under the New York Labor Law for alleged failure to pay minimum wage and overtime, and for expense reimbursement. Plaintiff Mobley is a former Florida agent who asserts a claim under Florida law on behalf of a putative Florida class for the five years prior to February 13, 2020 through case conclusion. She makes a claim under the Florida General Labor Regulations, including the Florida Minimum Wage Act, for alleged failure to pay all wages owed. The plaintiffs also assert a national collective action on behalf of all “similarly situated” individuals for minimum wage, overtime, liquidated damages, penalties, an accounting and attorney’s fees and costs under the Fair Labor Standards Act for the three years prior to February 13, 2020 through case conclusion.

With respect to the aforementioned litigation, at this time, management believes that the possibility of a material judgment adverse to the Company is remote.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$163,808	$154,528
Incurred related to:
Current year	439,860	454,186
Prior year	(13,136)	(851)
Total incurred	426,724	453,335
Paid related to:
Current year	307,582	326,553
Prior year	123,066	123,803
Total paid	430,648	450,356
Balance at end of period	$159,884	$157,507

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	September 30, 2020	December 31, 2019

Policy claims and other benefits payable:
Life insurance	$207,569	$201,594
Health insurance	159,884	163,808
Total	$367,453	$365,402

GL Q3 2020 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's defined benefit pension plan at September 30, 2020 and December 31, 2019.
Pension Assets by Component at September 30, 2020

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$53,219	$—	$53,219	11
Utilities	—	45,364	—	45,364	9
Energy	—	21,100	—	21,100	4
Other corporates	—	92,372	—	92,372	19
Total corporate bonds	—	212,055	—	212,055	43
Exchange traded fund(1)	217,649	—	—	217,649	43
Other bonds	—	264	—	264	—
Guaranteed annuity contract(2)	—	30,250	—	30,250	6
Short-term investments	18,023	—	—	18,023	4
Other	6,883	—	—	6,883	1
	$242,555	$242,569	$—	485,124	97
Other long-term investments(3)				15,649	3
Total pension assets				$500,773	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Pension Plan owns less than 1% of the investment fund. As of September 30, 2020, the expected term of the investment fund is approximately 4 years and the commitment of the investment is fully funded. The investment is non-redeemable. The investment fund strategy is opportunistic, applying a comprehensive relative value approach across various asset classes and opportunities in public and private markets, geographies, and capital structures.

GL Q3 2020 FORM 10-Q

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

SERP: The following table includes information regarding the SERP.

	Nine Months Ended September 30,
	2020	2019
Premiums paid for insurance coverage	$2,480	$2,394

	September 30, 2020	December 31, 2019
Total investments:
Company owned life insurance	$50,985	$47,733
Exchange traded funds	68,862	65,585
	$119,847	$113,318

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Pension and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Defined benefit pension	$602,174	$578,860
SERP	87,018	86,347
Pension benefit obligation	$689,192	$665,207

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and nine months ended September 30, 2020 and 2019.

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$6,116	$4,982	$18,347	$14,947
Interest cost	5,653	5,964	16,951	17,892
Expected return on assets	(7,390)	(6,966)	(22,171)	(20,898)
Amortization:
Prior service cost	158	158	474	474
Actuarial (gain) loss	3,921	1,894	11,770	5,684
Net periodic benefit cost	$8,458	$6,032	$25,371	$18,099

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	106,146,809	108,813,355	106,622,704	109,582,748
Weighted average dilutive options outstanding	906,302	2,100,378	1,082,474	2,009,262
Diluted weighted average shares outstanding	107,053,111	110,913,733	107,705,178	111,592,010

Antidilutive shares	4,007,482	—	2,415,182	1,359,186

Antidilutive shares are excluded from the calculation of diluted earnings per share.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 9—Debt

Short-term debt: On July 31, 2020, the Company paid down the remaining principal of $82.5 million on the 5-year $100 million term loan (Term Loan I) with a maturity date of May 17, 2021.

On April 9, 2020, Globe Life entered into a 364-Day Term Loan Agreement ("Term Loan II"). The Agreement provided the Company with access up to $300 million in unsecured term loans, all maturing on April 8, 2021. Globe Life borrowed the full amount on April 15, 2020 to utilize for general corporate purposes, including additional liquidity at the Parent Company. The net proceeds from the Term Loan II were $299.1 million. On August 17, 2020, the Company repaid $150 million of the Term Loan II with the remaining balance of $150 million repaid on August 26, 2020. The Company recorded a $634 thousand loss on redemption of debt from the write off of unamortized issue expenses.

Long-term debt: On August 21, 2020, Globe Life completed the issuance and sale of $350 million in aggregate principal amount of Globe Life's 2.15% unsecured Senior Notes due August 15, 2030. The net proceeds from the sale of the Senior Notes were $345.8 million.

On September 3, 2020, Globe Life completed the issuance and sale of $50 million in aggregate principal of Globe Life's 2.15% unsecured Senior Notes also due August 15, 2030. These Senior Notes were issued as additional notes under a Second Supplemental Indenture governing the 2.15% Senior Notes issued on August 21, 2020. The Senior Notes are fully fungible and have the same terms as the first issuance. The net proceeds from the sale of the Senior Notes were $49.3 million, after giving effect to the underwriting expenses.

Globe Life utilized the total net proceeds of $395 million to extinguish the Term Loan II and for general corporate purposes, which may include additional capital investments in its insurance subsidiaries and additional holding company liquidity.

Credit facility: On August 24, 2020, Globe Life entered into a new credit agreement, replacing the prior agreement that was due on May 17, 2021, which provides for a $750 million revolving credit facility that may be increased to $1.0 billion. The credit facility matures August 24, 2023 and may be extended up to two one-year periods upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date. As of September 30, 2020, the Company was in full compliance with these covenants.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				September 30, 2020				December 31, 2019
Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	semiannual	$165,612	$164,892	$194,604	$164,713
Senior notes(1)	9/24/2012	9/15/2022	3.800%	semiannual	150,000	149,331	159,212	149,089
Senior notes	9/27/2018	9/15/2028	4.550%	semiannual	550,000	544,179	655,501	543,735
Senior notes	8/21/2020	8/15/2030	2.150%	semiannual	400,000	395,091	401,152	—
Junior subordinated debentures	5/17/2016	6/15/2056	6.125%	quarterly	300,000	290,635	308,760	290,584
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,378	122,935	123,367
Term loan					—	—	—	86,875
					1,690,612	1,667,506	1,842,164	1,358,363
Less current maturity of term loan					—	—	—	9,375
Total long-term debt					1,690,612	1,667,506	1,842,164	1,348,988

Current maturity of term loan					—	—	—	9,375
Commercial paper					280,000	279,758	279,758	289,363
Total short-term debt					280,000	279,758	279,758	298,738

Total debt					$1,970,612	$1,947,264	$2,121,922	$1,647,726
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

The commercial paper has the highest priority of all the debt followed by senior notes then junior subordinated debentures. The Senior notes due 2023 are noncallable, the remaining senior notes are callable under a make-whole provision, and the junior subordinated debentures are callable upon special events.

Note 10—Business Segments

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

GL Q3 2020 FORM 10-Q

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

Premium Income by Distribution Channel

	Three Months Ended September 30, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$318,917	47	$27,029	9	$—	—	$345,946	36
Direct to Consumer	227,734	34	19,017	7	—	—	246,751	26
Liberty National	73,815	11	47,199	16	—	—	121,014	13
United American	2,402	—	114,325	40	1	100	116,728	12
Family Heritage	1,081	—	80,225	28	—	—	81,306	8
Other	50,072	8	—	—	—	—	50,072	5
	$674,021	100	$287,795	100	$1	100	$961,817	100

	Three Months Ended September 30, 2019
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$293,149	47	$25,312	9	$—	—	$318,461	35
Direct to Consumer	211,693	34	19,135	7	—	—	230,828	26
Liberty National	71,812	11	47,439	18	—	—	119,251	13
United American	2,602	—	103,112	38	3	100	105,717	12
Family Heritage	971	—	74,168	28	—	—	75,139	8
Other	50,597	8	—	—	—	—	50,597	6
	$630,824	100	$269,166	100	$3	100	$899,993	100

Premium Income by Distribution Channel

	Nine Months Ended September 30, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$930,444	47	$78,310	9	$—	—	$1,008,754	36
Direct to Consumer	682,978	34	57,873	7	—	—	740,851	26
Liberty National	220,009	11	142,230	17	—	—	362,239	13
United American	7,373	—	337,269	39	4	100	344,646	12
Family Heritage	3,144	—	235,195	28	—	—	238,339	8
Other	150,525	8	—	—	—	—	150,525	5
	$1,994,473	100	$850,877	100	$4	100	$2,845,354	100

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2019
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$863,250	46	$73,861	9	$—	—	$937,111	35
Direct to Consumer	646,530	34	58,644	7	—	—	705,174	26
Liberty National	214,007	11	142,887	18	—	—	356,894	13
United American	8,000	1	308,271	39	4	100	316,275	12
Family Heritage	2,829	—	218,469	27	—	—	221,298	8
Other	151,698	8	—	—	—	—	151,698	6
	$1,886,314	100	$802,132	100	$4	100	$2,688,450	100

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

The measure of profitability for the Investment segment is excess investment income, representing the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Globe Life's debt. Other than the above-mentioned interest allocations, no other intersegment revenues or expenses exist. Expenses directly attributable to corporate operations are included in the “Corporate & Other” category. Stock-based compensation expense is considered a corporate expense by Globe Life management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are also included in the “Corporate & Other” segment category.

Globe Life holds a sizable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations of its insurance products. From time to time, investments are sold or called, or experience a credit loss event, each of which are reflected by the Company as realized gain (loss)—investments. These gains or losses generally occur as a result of disposition due to issuer calls, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

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

GL Q3 2020 FORM 10-Q

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

	Three Months Ended September 30, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$674,021	$287,795	$1	$—	$—	$—		$961,817
Net investment income	—	—	—	231,432	—	—		231,432
Other income	—	—	—	—	292	—		292
Total revenue	674,021	287,795	1	231,432	292	—		1,193,541
Expenses:
Policy benefits	459,231	184,237	7,508	—	—	—		650,976
Required interest on reserves	(175,794)	(23,770)	(10,347)	209,911	—	—		—
Required interest on DAC	52,709	6,689	81	(59,479)	—	—		—
Amortization of acquisition costs	114,316	26,026	501	—	—	—		140,843
Commissions, premium taxes, and non-deferred acquisition costs	52,856	21,753	5	—	—	—		74,614
Insurance administrative expense(1)	—	—	—	—	63,008	710	(2)	63,718
Parent expense	—	—	—	—	2,689	323	(2)	3,012
Stock-based compensation expense	—	—	—	—	8,667	—		8,667
Interest expense	—	—	—	21,674	—	—		21,674
Total expenses	503,318	214,935	(2,252)	172,106	74,364	1,033		963,504
Subtotal	170,703	72,860	2,253	59,326	(74,072)	(1,033)		230,037
Non-operating items	—	—	—	—	—	1,033	(2)	1,033
Measure of segment profitability (pretax)	$170,703	$72,860	$2,253	$59,326	$(74,072)	$—		231,070

Realized gain (loss)—investments								2,135
Realized loss—redemption of debt								(634)
Non-operating expenses								(1,033)
Income before income taxes per Condensed Consolidated Statements of Operations								$231,538
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

GL Q3 2020 FORM 10-Q

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
(1)Administrative expense is not allocated to insurance segments.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,994,473	$850,877	$4	$—	$—	$—		$2,845,354
Net investment income	—	—	—	691,991	—	—		691,991
Other income	—	—	—	—	1,021	—		1,021
Total revenue	1,994,473	850,877	4	691,991	1,021	—		3,538,366
Expenses:
Policy benefits	1,340,746	546,444	22,571	—	—	—		1,909,761
Required interest on reserves	(520,207)	(69,131)	(31,135)	620,473	—	—		—
Required interest on DAC	156,934	19,790	253	(176,977)	—	—		—
Amortization of acquisition costs	346,426	82,905	1,509	—	—	—		430,840
Commissions, premium taxes, and non-deferred acquisition costs	159,369	70,304	18	—	—	—		229,691
Insurance administrative expense(1)	—	—	—	—	188,194	3,985	(2,3)	192,179
Parent expense	—	—	—	—	7,536	323	(3)	7,859
Stock-based compensation expense	—	—	—	—	26,655	—		26,655
Interest expense	—	—	—	65,295	—	—		65,295
Total expenses	1,483,268	650,312	(6,784)	508,791	222,385	4,308		2,862,280
Subtotal	511,205	200,565	6,788	183,200	(221,364)	(4,308)		676,086
Non-operating items	—	—	—	—	—	4,308	(2,3)	4,308
Measure of segment profitability (pretax)	$511,205	$200,565	$6,788	$183,200	$(221,364)	$—		680,394

Realized gain (loss)—investments								(28,752)
Realized loss—redemption of debt								(634)
Legal proceedings								(3,275)
Non-operating expenses								(1,033)
Income before income taxes per Condensed Consolidated Statements of Operations								$646,700
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.
(3)Non-operating expenses.

GL Q3 2020 FORM 10-Q

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
(1)Administrative expense is not allocated to insurance segments.
(2)Administrative settlements.
(3)Legal proceedings.

GL Q3 2020 FORM 10-Q

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
6.Changes in the competitiveness of the Company's products and pricing;
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

GL Q3 2020 FORM 10-Q

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

GL Q3 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year to date 2020 with 2019.
•Net income as a return on equity ("ROE") for the nine months ended September 30, 2020 was 9.4% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 13.6%.
•Total premium increased 6% over the same period in the prior year. Life premium increased 6% for the period from $1.9 billion in 2019 to $2.0 billion in 2020. Life underwriting margin declined 3% from $526 million in 2019 to $511 million in 2020.
•Net investment income increased 1% over the same period in the prior year. Excess investment income declined 6% below the prior year.
•Total net sales increased over the same period in the prior year from $451 million to $473 million.
•Book value per share increased 18% over the same period in the prior year from $65.96 to $77.60. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 10% over the prior year from $47.58 to $52.39.
•The Company incurred $40 million of life claims as a result of the novel coronavirus (COVID-19) through September 30, 2020.
•For the nine months ended September 30, 2020, the Company has repurchased 3.1 million shares of Globe Life Inc. common stock at a total cost of $257 million and an average share price of $83.74.

The following graphs represent net income and net operating income from continuing operations for the nine months ended September 30, 2020 and 2019.

Net Income

(Dollar amounts in thousands)

$600,000
$500,000
$400,000
$320,000
$240,000
$160,000
$80,000
$0
$573,729
$527,533
2019
2020

Net Operating Income[(1)]

(Dollar amounts in thousands)

$600,000
$500,000
$400,000
$320,000
$240,000
$160,000
$80,000
$0
$564,009
$553,373
2019
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

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $2.7 billion and $2.0 billion for 2020 and 2019, respectively.

Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $25.21 and $18.38 for 2020 and 2019, respectively.

Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL Q3 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
COVID-19. The Company continues to monitor the impact of COVID-19 on the Company's business, distribution channels, employees, and policyholders. The Company has transitioned its employees, agents and customers from an in-person experience to one that is primarily virtual. Despite the challenges created by the pandemic, the Company continues to effectively conduct business operations through its various distribution channels.

With respect to the impact of COVID-19 on our underwriting results for the full year 2020, we are estimating that we will incur $56 million of COVID-19 related life claims, primarily in our Direct to Consumer Division. We are not anticipating the policy obligations of our health segment to be significantly impacted by the COVID-19 pandemic in 2020. These estimates are dependent on many variables, including the effect of efforts to reopen the economy, the timing and availability of effective treatments for the disease, and the actual ages and states in which infections and deaths occur.

GL Q3 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income declined 8% to $528 million during the nine months ended September 30, 2020, compared with $574 million in the same period in 2019. This decrease was primarily attributed to $22 million of after tax realized losses on available-for-sale fixed maturities. See further discussion under the caption Investments. On a diluted per common share basis, net income per common share for the nine months ended September 30, 2020 declined 5% from $5.14 to $4.90.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income declined 2% to $553 million for the nine months ended September 30, 2020, compared with $564 million for the same period in 2019. On a diluted per common share basis, net operating income per common share for the nine months ended September 30, 2020 increased 2% from $5.05 to $5.14.

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019	Change	%
Life insurance underwriting margin	$511,205	$526,348	$(15,143)	(3)
Health insurance underwriting margin	200,565	182,614	17,951	10
Annuity underwriting margin	6,788	7,132	(344)	(5)
Excess investment income	183,200	195,006	(11,806)	(6)
Other insurance:
Other income	1,021	1,077	(56)	(5)
Administrative expense	(188,194)	(179,177)	(9,017)	5
Corporate and other	(34,191)	(41,335)	7,144	(17)
Pre-tax total	680,394	691,665	(11,271)	(2)
Applicable taxes	(127,021)	(127,656)	635	—
Net operating income	553,373	564,009	(10,636)	(2)
Reconciling items, net of tax:
Realized gain (loss)—investments	(21,936)	14,557	(36,493)
Realized loss—redemption of debt	(501)	—	(501)
Part D adjustments—discontinued operations	—	(92)	92
Administrative settlements	—	(400)	400
Non-operating expenses	(816)	—	(816)
Legal proceedings	(2,587)	(4,345)	1,758
Net income	$527,533	$573,729	$(46,196)	(8)

GL Q3 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In the first nine months of 2020, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following tables represent the breakdown of total underwriting margin by operating segment and distribution channel for the nine months ended September 30, 2020.

YTD 2020 Total Underwriting Margin

(By segment)

1%
28%
71%
Life
Health
Annuity

YTD 2020 Total Underwriting Margin

(By distribution channel)

47%
15%
13%
8%
8%
9%
American Income Life Division
Direct to Consumer Division
Liberty National Division
Family Heritage Division
United American Division
Other

Total premium income rose 6% for the nine months ended September 30, 2020 to $2.8 billion. Total net sales increased 5% to $473 million, when compared with the same period in 2019. Total first-year collected premium was $405 million for the 2020 period, compared with $365 million for the 2019 period.

Life insurance premium income increased 6% to $2.0 billion over the prior year total of $1.9 billion. Life net sales rose 9% to $353 million for the first nine months of 2020. First-year collected life premium rose 11% to $273 million. Life underwriting margins, as a percent of premium, declined to 26% in 2020 from 28% in the prior year. Underwriting margin declined to $511 million for the nine months ended September 30, 2020, 3% below the same period in 2019. The decline in the underwriting margin is primarily due to $40 million of claims related to COVID-19 incurred during the first nine months of 2020. The Company is expecting to see decreased life underwriting margins as a percent of premium for the full year 2020 as a result of $56 million in estimated COVID-19 related life claims.

Health insurance premium income increased 6% to $851 million over the prior year total of $802 million. Health net sales fell 5% to $121 million for the first nine months of 2020. First-year collected health premium rose 12% to $132 million. Health underwriting margins, as a percent of premium, increased to 24% in 2020 compared with 23% in 2019. Underwriting margin increased to $201 million for the first nine months of 2020, 10% over the same period in 2019.

Excess investment income, the measure of profitability of our investment segment, declined 6% during the first nine months of 2020 to $183 million from $195 million in the same period in 2019. Excess investment income per common share, reflecting the impact of our share repurchase program, declined 3% to $1.70 from $1.75 in the same period last year.

Insurance administrative expenses increased 5.0% in 2020 when compared with the prior year period. These expenses were 6.6% as a percent of premium during the first nine months of 2020, compared with 6.7% a year earlier.

For the nine months ended September 30, 2020, the Company repurchased 3.1 million Globe Life Inc. shares at a total cost of $257 million for an average share price of $83.74.

GL Q3 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
A discussion of each of Globe Life's segments follows. A significant factor in the performance of our various segments has been the impact of COVID-19. In response to this crisis, our crisis management and incident response teams have successfully guided the Company into a smooth transition of working remotely. We quickly transitioned those employees whose jobs did not require them to be in the office, approximately 80-85% of the Company's total workforce, to working remotely. The Company has continued to operate effectively while taking steps to help ensure the health and safety of our employees through adherence to the CDC and local government work guidelines.

With over 13 thousand exclusive agents in the field, the Company was presented with a challenge to move from face-to-face sales presentations in customers' homes and businesses to a virtual sales process. The Company's agencies also had to move from in-person recruiting and training of new agents to virtual processes. While not without its challenges, the Company's exclusive agency divisions have been able to quickly pivot and continue to write new business and hire new agents due in part to new and updated information technology systems that we have put in place over the last several years. Through the nine months ended September 30, 2020, the Company has seen a 24% increase in agent count at American Income and a 19% increase at Family Heritage compared with the prior year comparable period. Growth in agent count during the third quarter of 2020 for American Income and Family Heritage was 11% and 20%, respectively.

Our Direct to Consumer Division continues to experience record high demand for its products through its internet and inbound phone call channels with a 50% increase in net sales for three months ended September 30, 2020 compared with the prior quarter comparable period and a 31% increase in net life sales for nine months ended September 30, 2020 compared with the prior year comparable period. The Company has often seen through the years that times of crisis highlight the need for basic life protection and this has proven true with this pandemic.

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

While it is difficult to predict sales activity in this uncertain environment, the Company is expecting net life sales to increase 12% for the full year, while health sales are expected to be down 5%. Due to the strength of the Company's policies in force, we still expect our total life premiums to grow around 6% for the full year and our total health premiums to grow by 6%. See further discussion of the distribution channels below for Life and Health.

GL Q3 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During the first nine months of 2020, life premium represented 70% of total premium and life underwriting margin represented 71% of the total. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2020		2019
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,994,473	100	$1,886,314	100	$108,159	6

Policy obligations	1,340,746	67	1,227,616	65	113,130	9
Required interest on reserves	(520,207)	(26)	(496,894)	(26)	(23,313)	5
Net policy obligations	820,539	41	730,722	39	89,817	12
Commissions, premium taxes, and non-deferred acquisition expenses	159,369	8	150,567	8	8,802	6
Amortization of acquisition costs	503,360	25	478,677	25	24,683	5
Total expense	1,483,268	74	1,359,966	72	123,302	9
Insurance underwriting margin	$511,205	26	$526,348	28	$(15,143)	(3)

The lower life insurance underwriting margins for the nine months ended September 30, 2020 are primarily attributed to approximately $40 million of higher claims as a result of COVID-19.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$930,444	47	$863,250	46	$67,194	8
Direct to Consumer	682,978	34	646,530	34	36,448	6
Liberty National	220,009	11	214,007	11	6,002	3
Other	161,042	8	162,527	9	(1,485)	(1)
Total	$1,994,473	100	$1,886,314	100	$108,159	6

Annualized life premium in force was $2.72 billion at September 30, 2020, an increase of 6% over $2.56 billion a year earlier.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$182,091	52	$178,291	55	$3,800	2
Direct to Consumer	126,196	36	96,420	30	29,776	31
Liberty National	36,866	10	39,100	12	(2,234)	(6)
Other	7,688	2	9,265	3	(1,577)	(17)
Total	$352,841	100	$323,076	100	$29,765	9

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$157,178	57	$145,445	59	$11,733	8
Direct to Consumer	76,193	28	62,667	25	13,526	22
Liberty National	31,953	12	29,663	12	2,290	8
Other	7,817	3	8,818	4	(1,001)	(11)
Total	$273,141	100	$246,593	100	$26,548	11

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 47% of the Company's 2020 year-to-date total. Net sales increased 2% to $182 million during the first nine months of 2020 over the 2019 total for the same period of $178 million. The underwriting margin, as a percent of premium, was 32% for the nine months ended September 30, 2020, down from 34% in the year-ago period.

This division is anticipating an increase in net sales for 2020 as compared to 2019. However, due to higher mortality from the pandemic, the underwriting margin as a percent of premium, is likely to be slightly lower.

GL Q3 2020 FORM 10-Q

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

	At September 30,		Change
	2020	2019	Amount	%
American Income	8,437	7,269	1,168	16

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

DTC’s underwriting margin, as a percent of premium, was 15% for the nine months ended September 30, 2020, which was lower than the 18% result during the same period in 2019 primarily due to approximately $22 million of incurred claims related to COVID-19. Additionally, this division will likely will see a decrease in underwriting margin as a percent of premium for the full year 2020 as a result of increased policyholder claims relating to the pandemic.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. The underwriting margin as a percent of premium was 24% for the nine months ended September 30, 2020, down from 26% during the same period a year ago. The decrease is primarily attributable to higher policy obligations during the nine months ended September 30, 2020 as a result of COVID-19 compared with the same period a year ago. For 2020, we anticipate higher levels of COVID-19 related claims in the remainder of the year, which may cause the underwriting margin as a percent of premium to decrease further.

While the division has seen some challenges in this current work-from-home environment as a result of the pandemic, the current easing of local COVID-19 restrictions in certain areas has allowed agents to return to performing some in-person sales presentations in addition to virtual methods. As a result, total net life sales may be flat for the full year 2020 as compared to the prior year .

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for Liberty National Division. As the division gains momentum in the virtual sales environment, the agency will benefit from the abundant recruiting opportunities currently available for new agents.

	At September 30,		Change
	2020	2019	Amount	%
Liberty National	2,531	2,289	242	11

The Liberty National Division average producing agent count increased 11% since the prior year. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency's presence into more heavily populated, less-penetrated areas will help create long-term agency growth.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $161 million of life premium income, or 8% of Globe Life's total premium income in the nine months ended September 30, 2020, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company includes primarily Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Year-to-date health premium accounted for 30% of our total premium in 2020, while the health underwriting margin accounted for 28% of total underwriting margin, reflective of the lower underwriting margin as a percent of premium for health compared with life insurance. The Company continues to emphasize life insurance sales relative to health due to life’s superior profitability and its greater contribution to excess investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2020		2019
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$850,877	100	$802,132	100	$48,745	6

Policy obligations	546,444	64	511,403	63	35,041	7
Required interest on reserves	(69,131)	(8)	(65,131)	(8)	(4,000)	6
Net policy obligations	477,313	56	446,272	55	31,041	7
Commissions, premium taxes, and non-deferred acquisition expenses	70,304	8	70,719	9	(415)	(1)
Amortization of acquisition costs	102,695	12	102,527	13	168	—
Total expense	650,312	76	619,518	77	30,794	5
Insurance underwriting margin	$200,565	24	$182,614	23	$17,951	10

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$337,269	39	$308,271	39	$28,998	9
Family Heritage	235,195	28	218,469	27	16,726	8
Liberty National	142,230	17	142,887	18	(657)	—
American Income	78,310	9	73,861	9	4,449	6
Direct to Consumer	57,873	7	58,644	7	(771)	(1)
Total	$850,877	100	$802,132	100	$48,745	6

Of total health premium ($851 million), premium from limited-benefit plans comprise $437 million, or 51%, for 2020 compared with $414 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining 49% or $414 million for 2020 compared with $388 million in the same period in the prior year.

Annualized health premium in force at September 30, 2020 increased 6% to $1.2 billion over the prior year total.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$39,335	33	$47,276	37	$(7,941)	(17)
Family Heritage	49,314	41	47,453	37	1,861	4
Liberty National	15,820	13	17,332	14	(1,512)	(9)
American Income	14,580	12	13,108	10	1,472	11
Direct to Consumer	1,608	1	2,273	2	(665)	(29)
Total	$120,657	100	$127,442	100	$(6,785)	(5)

Of total net sales ($121 million), sales of limited-benefit plans comprise $80 million, or 66% of the total for 2020, compared with $78 million in the same period in the prior year. Medicare Supplement sales make up the remaining 34% or $41 million for 2020, compared with $49 million in the same period in the prior year.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2020		2019
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$59,948	45	$51,142	43	$8,806	17
Family Heritage	40,425	31	37,123	31	3,302	9
Liberty National	15,399	12	14,692	13	707	5
American Income	13,859	10	12,467	11	1,392	11
Direct to Consumer	2,256	2	2,839	2	(583)	(21)
Total	$131,887	100	$118,263	100	$13,624	12

First-year collected premium related to limited-benefit plans comprises $70 million, or 53% of total first-year collected premium, for 2020 compared with $65 million in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining 47% or $62 million for 2020 compared with $54 million in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Independent Agency consists of non-exclusive independent agencies who may also sell for other companies. The United American Independent Agency was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Independent Agency represents 80% of all Medicare Supplement premium and 96% of Medicare Supplement net sales. For the nine months ended September 30, 2020, Medicare Supplement premium in this agency rose 10% to $330 million in 2020 over the prior period total of $300 million. Medicare Supplement net sales declined 17% to $39 million in 2020 from the prior year period, primarily as a result of a decrease in individual sales. Underwriting margin as a percent of premium was 14% for the nine months ended September 30, 2020 and 2019. This agency will likely see reduced sales during the remainder of the year.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 26% for the nine months ended September 30, 2020, up from 25% in the year-ago period.
The division saw a 4% increase in net health sales as compared with the nine-month period a year ago. While it has been a challenge at this division to move from in-home and in-business sales to virtual sales, we are encouraged by the adoption of the agency owners to this supplementary way of doing business. This is reinforced by the strong recovery in sales during the third quarter of 2020. For the full year, net health sales in 2020 are expected to be higher than 2019. Despite higher costs associated with those infected with the COVID-19 virus, we expect higher underwriting margins as a percent of premium for the full year 2020 compared with 2019 due to lower overall utilization rates.

Below is the average producing agent count at the end of the period for the Family Heritage Division.

	At September 30,		Change
	2020	2019	Amount	%
Family Heritage Division	1,282	1,073	209	19

The Liberty National Division represented 17% of all Globe Life health premium income for the nine-month period ended September 30, 2020. The Liberty National Division markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of this health business is now generated through worksite marketing. Health premium at Liberty National Division was $142 million for the nine months ended September 30, 2020, down slightly from $143 million in the year ago period. As discussed in the Liberty National Division life section above, this division has seen decreased net sales across both life and health as a result of the COVID-19 response. For 2020, we expect health net sales to be approximately the same as 2019.

Other distribution. While some of the Company's other distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2020 and 2019. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division markets primarily Medicare Supplements to employer or union-sponsored groups. The Direct to Consumer Division added $2 million of Medicare Supplement net sales as of September 30, 2020 and $2 million during the same period in 2019.

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $8.1 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Net investment income	$691,991	$683,003	$8,988	1
Interest on net insurance policy liabilities:
Interest on reserves	(620,473)	(594,865)	(25,608)	4
Interest on deferred acquisition costs	176,977	170,672	6,305	4
Net required interest	(443,496)	(424,193)	(19,303)	5
Financing costs	(65,295)	(63,804)	(1,491)	2
Excess investment income	$183,200	$195,006	$(11,806)	(6)

Excess investment income per diluted share	$1.70	$1.75	$(0.05)	(3)

Mean invested assets (at amortized cost)	$17,855,428	$16,947,539	$907,889	5
Average net insurance policy liabilities(1)	10,395,811	10,024,627	371,184	4
Average debt and preferred securities (at amortized cost)	1,841,942	1,659,108	182,834	11
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Net investment income for the nine months ended September 30, 2020 was $692 million or 1% greater than the year ago period. Mean invested assets increased 5% during the first nine months of 2020 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.35% in the first nine months of 2020, compared with 5.50% a year earlier. Growth in net investment income has been negatively impacted in recent periods primarily due to investing new money at rates less than the average portfolio yield rate and reinvesting the proceeds from dispositions at yield rates less than what we earned on these bonds prior to disposition. As a result, growth in net investment income has been slower than the growth in mean invested assets. While the Company may see a higher turnover rate of fixed maturity assets of 2% to 4% in 2020 due to calls of highly-rated municipal securities, we expect that the average annual turnover of fixed maturity assets during the next five years will be less than 2% of the portfolio and will not have a material negative impact on net investment income.

Should the current low interest rate environment continue, the growth of the Company's net investment income will be negatively impacted primarily due to the investment of new money and proceeds from dispositions at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets. For 2020, we currently anticipate the average new money yield on our fixed maturity acquisitions to be approximately 80 basis points lower than the rate applicable to our 2019 acquisitions.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 142 to 147 basis points before the net unrealized gains on our fixed maturity portfolio as of September 30, 2020 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we do not intend to sell, nor is it likely that management will be required to sell, the fixed maturities prior to their anticipated recovery.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Required interest on net insurance policy liabilities reduces net investment income, as it is the amount of net investment income considered by management necessary to “fund” required interest on net insurance policy liabilities, which is the net of the benefit reserve liability and the deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note 10—Business Segments, management regards this as a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force.

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

Required interest on net insurance policy liabilities increased $19 million, or 5%, to $443 million, compared with the 4% growth in average net interest-bearing insurance policy liabilities.

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Interest on funded debt	$53,444	$52,363	$1,081	2
Interest on term loans	4,193	2,561	1,632	64
Interest on short-term debt	7,633	8,858	(1,225)	(14)
Other	25	22	3	14
Financing costs	$65,295	$63,804	$1,491	2

In 2020, financing costs increased 2% primarily due to the new term loan issued in April and the 2.15% Senior Notes issued in August. For the full year 2020 versus 2019, Globe Life anticipates financing costs to increase as a result of the new 2.15% Senior Notes. More information on our debt transactions is disclosed in the Financial Condition section of this report.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Realized Gains and Losses. Our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are sold or called, or experience a credit loss event, each of which results in a realized gain or loss. As discussed in Note 4, during the nine months ended September 30, 2020, the Company sold its position in an energy holding (offshore driller) and recognized a total realized loss of $30.6 million (net of tax).

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2020		2019
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(28,844)	$(0.27)	$(2,017)	$(0.02)
Matured or other redemptions(1)	7,702	0.07	16,503	0.15
Provision for credit losses	(3,466)	(0.03)	—	—
Fair value option—change in fair value	(5,370)	(0.05)	156	—
Other	8,042	0.08	(85)	—
Total realized gains (losses)—investments	(21,936)	(0.20)	14,557	0.13
Loss on redemption of debt	(501)	(0.01)	—	—
Total realized gains (losses)	$(22,437)	$(0.21)	$14,557	$0.13
(1)During the nine months ended September 30, 2020 and 2019, the Company recorded $152.1 million and $161.0 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $6.2 million and $15.9 million, respectively in realized gains, net of tax.

GL Q3 2020 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cost of acquisitions:
Investment-grade corporate securities	$532,529	$749,681
Investment-grade municipal securities	345,011	352,221
Other investment-grade securities	27,831	10,373
Total fixed maturity acquisitions(1)	$905,371	$1,112,275

Effective annual yield (one year compounded)(2)	3.81%	4.62%
Average life (in years, to next call)	16.5	20.1
Average life (in years, to maturity)	26.2	28.6
Average rating	A	A
(1)Fixed maturity acquisitions included unsettled trades of $0 in 2020 and $55 million in 2019.
(2)Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first nine months of 2020, we invested primarily in the municipal, industrial, and financial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.35%, down 15 basis points from the yield in the first nine months of 2019. As previously noted in the discussion of net investment income, the decrease was primarily due to the combination of lower interest rates applicable to new purchases and a significant amount of securities called during 2019 and 2020. For the remainder of 2020, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk adjusted capital adjusted return.

In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority that it plans to phase out the floating rate, London Interbank Offered Rate (LIBOR), by the end of 2021. As of September 30, 2020, the Company had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress toward the establishment of a new floating rate.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	September 30, 2020	December 31, 2019	September 30, 2019
Average annual effective yield(1)	5.32%	5.41%	5.45%
Average life, in years, to:
Next call(2)	16.4	16.8	16.9
Maturity(2)	19.1	19.2	19.0
Effective duration to:
Next call(2,3)	10.9	10.8	10.8
Maturity(2,3)	12.1	11.8	11.7
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

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2020 and December 31, 2019.

As a result of the adoption of ASU 2016-13, amortized cost will now be reflected as "amortized cost, net of allowance for credit losses" or "amortized cost, net", while prior periods continue to be reported in accordance with previously applicable GAAP.

Fixed Maturities by Sector
September 30, 2020
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,703	$4,498	$(12,366)	$49,835	$2,269,176	$506,594	$(19,630)	$2,756,140	14	14
Banks	27,022	—	(2,027)	24,995	971,760	230,507	(2,292)	1,199,975	6	6
Other financial	114,905	—	(21,231)	93,674	1,094,850	161,018	(21,709)	1,234,159	6	6
Total financial	199,630	4,498	(35,624)	168,504	4,335,786	898,119	(43,631)	5,190,274	26	26
Utilities
Electric	46,047	1,187	—	47,234	1,420,404	441,640	(27)	1,862,017	9	9
Gas and water	—	—	—	—	536,328	116,176	—	652,504	3	3
Total utilities	46,047	1,187	—	47,234	1,956,732	557,816	(27)	2,514,521	12	12
Industrial - Energy
Pipelines	85,353	—	(8,010)	77,343	922,847	135,073	(12,585)	1,045,335	6	5
Exploration and production	104,733	419	(10,830)	94,322	555,831	84,422	(11,775)	628,478	3	3
Oil field services	—	—	—	—	49,804	8,023	—	57,827	—	—
Refiner	—	—	—	—	89,453	16,718	(29)	106,142	1	1
Driller	869	—	—	869	869	—	—	869	—	—
Total energy	190,955	419	(18,840)	172,534	1,618,804	244,236	(24,389)	1,838,651	10	9
Industrial - Basic materials
Chemicals	—	—	—	—	625,395	104,695	(508)	729,582	4	4
Metals and mining	—	—	—	—	404,546	117,228	(104)	521,670	2	2
Forestry products and paper	—	—	—	—	110,536	21,601	—	132,137	1	1
Total basic materials	—	—	—	—	1,140,477	243,524	(612)	1,383,389	7	7
Industrial - Consumer, non-cyclical	96,447	5,018	(3,467)	97,998	2,173,213	495,370	(3,910)	2,664,673	13	13
Other industrials	25,684	2,229	—	27,913	1,312,827	281,855	(368)	1,594,314	8	8
Industrial - Transportation	25,894	1,916	(351)	27,459	581,865	163,637	(351)	745,151	3	4
Other corporate sectors	184,056	7,404	(12,371)	179,089	1,456,106	263,263	(13,472)	1,705,897	8	8
Total corporates	768,713	22,671	(70,653)	720,731	14,575,810	3,147,820	(86,760)	17,636,870	87	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	2,123,068	322,806	(3,967)	2,441,907	12	12
Collateralized debt obligations	56,763	21,707	(9,814)	68,656	56,763	21,708	(9,814)	68,657	—	—
Other asset-backed securities	14,025	—	(1,684)	12,341	131,590	3,421	(5,874)	129,137	1	1
Mortgage-backed securities(1)	—	—	—	—	436	49	—	485	—	—
Total fixed maturities	$839,501	$44,378	$(82,151)	$801,728	$16,887,667	$3,495,804	$(106,415)	$20,277,056	100	100
(1)Includes Government National Mortgage Association (GNMA).

GL Q3 2020 FORM 10-Q

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
(1)Includes GNMAs.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the September 30, 2020 fixed maturity portfolio, representing 87% of both amortized cost, net and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2020, the total fixed maturity portfolio consisted of 745 issuers.

At September 30, 2020, fixed maturities had a fair value of $20.3 billion, compared with $18.9 billion at December 31, 2019. The net unrealized gain position in the fixed-maturity portfolio increased from $2.5 billion at December 31, 2019 to $3.4 billion at September 30, 2020 due to a decrease in market rates during the period.

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
Of the $1.6 billion energy exposure (at amortized cost, net), over 90% is in the midstream (transportation, storage, and wholesaling of oil and gas) and exploration and production subsectors, while only 3% is in the oil field service subsector. In addition, less than $1 million is currently invested in the offshore drillers subsector. The offshore drilling and oil field services are the most vulnerable to low oil prices. However, our two holdings in the oil field services subsector are two of the largest service companies in this industry and currently maintain investment grade ratings by the various rating agencies.

Globe Life invests long and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles. Our energy portfolio is well diversified across multiple sub-sectors and issuers, and is heavily weighted towards issuers that are less vulnerable to depressed commodity prices. We do not currently foresee increasing our holding position in this sector nor the need to sell.

For more information about our fixed maturity portfolio by component at September 30, 2020 and 2019, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of the fixed maturity portfolio by a composite quality rating at September 30, 2020 and 2019 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created using a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $561 million at amortized cost, net of allowance for credit losses ($609 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At September 30, 2020
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$697,998	4	$836,582	4
AA	1,527,405	9	1,724,725	9
A	4,494,354	27	5,773,241	28
BBB+	3,615,667	21	4,447,104	22
BBB	3,936,406	23	4,679,060	23
BBB-	1,776,336	11	2,014,616	10
Total investment grade	16,048,166	95	19,475,328	96	A-

Below investment grade:
BB	670,434	4	614,204	3
B	115,757	1	112,479	1
Below B	53,310	—	75,045	—
Total below investment grade	839,501	5	801,728	4	BB-
	$16,887,667	100	$20,277,056	100

Weighted average composite quality rating					BBB+

GL Q3 2020 FORM 10-Q

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

The overall quality rating of the portfolio is BBB+, down from the year-ago period and year-end 2019 at A-. Fixed maturities rated BBB are 55% of the total portfolio at September 30, 2020, the same as year-end 2019. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending, has no off-balance sheet investments, and has no exposure to European sovereign debt as of September 30, 2020. BBB securities provide the Company with the best risk adjusted capital adjusted returns, largely due to our unique ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$674,155	$666,061
Downgrades by rating agencies	225,819	86,519
Upgrades by rating agencies	(10,551)	(65,700)
Dispositions	(47,943)	(67,014)
Provision for credit losses	(4,387)	—
Amortization and other	2,408	3,421
Balance at end of period	$839,501	$623,287

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

losses, were 15% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2020.

OPERATING EXPENSES

Operating expenses are included in the "Corporate and Other" segment and are classified into two categories: insurance administrative expenses and expenses of the Parent Company. Insurance administrative expenses generally include expenses incurred after a policy has been issued. As these expenses relate to premium for a given period, management measures the expenses as a percentage of premium income. The Company also views stock-based compensation expense as a Parent Company expense. Expenses associated with the issuance of our insurance policies are reflected as acquisition expenses and included in the determination of underwriting margin.

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2020		2019		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$79,010	2.8	$76,084	2.8	$2,926	4
Other employee costs	30,307	1.0	26,164	1.0	4,143	16
Information technology costs	33,785	1.2	32,501	1.2	1,284	4
Legal costs	8,540	0.3	7,546	0.3	994	13
Other administrative costs	36,552	1.3	36,882	1.4	(330)	(1)
Total insurance administrative expenses	188,194	6.6	179,177	6.7	9,017	5

Parent company expense	7,536		7,987		(451)
Stock compensation expense	26,655		33,348		(6,693)
Administrative settlements	—		400		(400)
Legal proceedings	3,275		5,500		(2,225)
Non-operating expenses	1,033		—		1,033
Total operating expenses, per Condensed Consolidated Statements of Operations	$226,693		$226,412		$281	—
Insurance administrative expenses increased 5% during the first nine months of 2020 compared with the same period in 2019, primarily due to higher employee-related expenses, including salary and pension costs. Pension expense increased due to the lower discount rate used to determine net periodic benefit costs in 2020 as compared to 2019. Refer to Note 7—Postretirement Benefits. Legal expense increased due to an increase in regulatory and other compliance matters. The increase in information technology costs reflects investments related to data analytics capabilities, administrative systems modernization, and information security programs. The decrease in stock-based compensation expense was primarily due to a lesser amount of performance based equity awards. While insurance administrative expenses were up 5%, they were down as a percentage of premium at 6.6%, compared with 6.7% for the same period in 2019.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed quarterly by management and annually reaffirmed by the Board of Directors. The program was reaffirmed on August 5, 2020. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Parent Company shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. In April, the Company announced a temporary postponement of its share repurchase program while it evaluated the expected impact of COVID-19 on the Company’s operations and financial results. Accordingly, the Company did not repurchase shares of Globe Life during the second quarter. In August, the Company resumed its share repurchase program.
The following chart summarizes share repurchases for the nine month periods ended September 30, 2020 and 2019.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2020			2019
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	3,069	$257,049	$83.74	3,002	$257,246	$85.70
Option exercise proceeds	413	39,599	95.99	889	77,223	86.82
Total	3,482	$296,648	$85.19	3,891	$334,469	$85.95
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

GL Q3 2020 FORM 10-Q

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

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2020	2019	Projected 2020	2019
Liquidity Sources:
Dividends from Subsidiaries	$440,997	$430,114	$485,000	$479,988
Excess Cash Flows	359,701	354,528	380,000	374,232

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a credit facility. At September 30, 2020, the Parent Company had access to $435 million of invested cash, net intercompany receivables and other liquid assets. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. The Parent Company may request the extension, however it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As discussed in Note 9—Debt, on August 24, 2020, Globe Life entered into a new 3 year credit agreement, replacing the prior agreement that was due on May 17, 2021 with similar terms.

Under the prior credit agreement with a maturity date of May 17, 2021, the participating lenders agreed to make revolving loans to Globe. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016 and has been repaid in quarterly escalating installments with a balloon payment of $75 million due on May 17, 2021. On July 31, 2020, the Company paid down the remaining principal balance of $82.5 million plus $101 thousand in interest on the 5-year $100 million term loan.

On April 9, 2020, Globe Life entered into a 364-Day Term Loan Agreement ("Term Loan II"). The Agreement provided the Company with access to up to $300 million in unsecured term loans, all maturing on April 8, 2021. Globe Life borrowed the full amount on April 15, 2020 to provide additional liquidity to the Parent Company. The net proceeds from the Term Loan II were $299.1 million. On August 17, 2020, the Company repaid $150 million of the Term Loan II with the remaining balance of $150 million repaid on August 26, 2020. The Company recorded a $634 thousand loss on redemption of debt from the write off of unamortized issue expenses.

As of September 30, 2020, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2020	December 31, 2019	September 30, 2019
Balance of commercial paper at end of period (par value)	$280,000	$290,000	$225,000
Annualized interest rate	0.67%	2.04%	2.39%
Letters of credit outstanding	$150,000	$150,000	$150,000
Remaining amount available under credit line	320,000	310,000	375,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Average balance of commercial paper outstanding during period (par value)	$332,802	$296,953
Daily-weighted average interest rate (annualized)	1.78%	2.76%
Maximum daily amount outstanding during period (par value)	$482,000	$385,000

During the first quarter, the Company increased the commercial paper borrowings by approximately $160 million to enhance our liquidity position as a result of COVID-19. During the third quarter commercial paper was reduced by $170 million. We had no difficulties in accessing the commercial paper market under this facility during the nine months ended September 30, 2020 and 2019. Should access to the regular commercial paper market become unavailable, the Company does qualify to participate in the Federal government's new Commercial Paper Funding Facility established under the CARES Act on March 27, 2020. Under this facility, the Company is able to issue up to $432.5 million at any time through March 17, 2021.

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

As noted above, the Parent Company had access to $435 million of liquid assets available at the end of the third quarter of 2020. In addition to these liquid assets, the Parent Company is expected to generate additional excess cash flows during the remainder of 2020 of $20 million. Thus, the Parent Company is expected to have around $455 million available during the remainder of the year. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries due to adverse impacts of COVID-19.

Consolidated Liquidity. Consolidated net cash inflows from operations were $1.1 billion in the first nine months of 2020, compared with $1.0 billion in the same period of 2019. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $334 million during the 2020 period. As previously noted under the caption Credit Facility, the Parent Company has in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $344 million at September 30, 2020, compared with $114 million at December 31, 2019. In addition to these liquid assets, the entire $20.3 billion (fair value at September 30, 2020) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of

GL Q3 2020 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.7 billion at September 30, 2020 and $1.3 billion at December 31, 2019. For additional information regarding long-term debt see Note 9—Debt. An analysis of debt issues outstanding is as follows at September 30, 2020.

Selected Information about Debt Issues
As of September 30, 2020
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	05/27/1993	05/15/2023	7.875%	semiannual	$165,612	$164,892	$194,604
Senior notes(1)	09/24/2012	09/15/2022	3.800%	semiannual	150,000	149,331	159,212
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	550,000	544,179	655,501
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	395,091	401,152
Junior subordinated debentures	05/17/2016	06/15/2056	6.125%	quarterly	300,000	290,635	308,760
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,378	122,935
Total long-term debt					1,690,612	1,667,506	1,842,164

Commercial paper					280,000	279,758	279,758
Total short-term debt					280,000	279,758	279,758

Total debt					$1,970,612	$1,947,264	$2,121,922
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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. Globe Life is targeting a consolidated Company Action Level Risk Based Capital (RBC) ratio in the range of 300% to 320% for 2020. The Company believes this capital level is more than adequate and is sufficient to support its current ratings given the nature of its business and its risk profile. At the end of 2019, the RBC ratio was 318%. While the potential effects of COVID-19, including lower growth in premium, higher policyholder claims, downgrades of fixed income securities within our investment portfolio and additional credit losses, could adversely affect the RBC ratio during 2020, the Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

GL Q3 2020 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Shareholders' Equity. On August 21, 2020, the Parent Company announced that it had declared a quarterly dividend of $0.1875 per share. This dividend was paid on October 30, 2020.

Shareholders’ equity was $8.2 billion at September 30, 2020. This compares with $7.3 billion at December 31, 2019 and $7.3 billion at September 30, 2019. During the nine months since December 31, 2019, shareholders’ equity increased primarily due to $710 million of after-tax unrealized gains in the fixed-maturity portfolio as interest rates have decreased over the period. In addition, shareholders' equity was increased by net income of $528 million. Share repurchases of $257 million noted above during the period reduced shareholders’ equity.

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

GL Q3 2020 FORM 10-Q

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
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	September 30, 2020		December 31, 2019		September 30, 2019
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$20,277,056	$3,389,389	$18,907,147	$2,491,371	$18,797,674	$2,587,951
Deferred acquisition costs(2)	4,517,255	(6,338)	4,341,941	(7,488)	4,281,018	(7,897)
Total assets	28,041,893	3,383,051	25,977,460	2,483,883	25,791,906	2,580,054
Short-term debt	279,758	—	298,738	—	233,314	—
Long-term debt	1,667,506	—	1,348,988	—	1,351,190	—
Shareholders' equity	8,224,908	2,672,610	7,294,307	1,962,268	7,312,531	2,038,243

Book value per diluted share	77.60	25.21	66.02	17.76	65.96	18.38
Debt to capitalization(3)	19.1%	(6.8)%	18.4%	(5.2)%	17.8%	(5.3)%

Diluted shares outstanding	105,986		110,494		110,855
Actual shares outstanding	105,058		107,720		108,444

(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

GL Q3 2020 FORM 10-Q

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

GL Q3 2020 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2020.

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

As of the end of the fiscal period completed September 30, 2020, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the period ended September 30, 2020, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

GL Q3 2020 FORM 10-Q

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
•Reduced cash flows from premium waivers, delayed receipt of premium payments or lapses of premium-paying policies currently in force;
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

GL Q3 2020 FORM 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Third Quarter of 2020

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2020	592	$72.53	592
August 1-31, 2020	531,837	83.72	531,837
September 1-30, 2020	1,053,872	80.99	1,053,872

On August 5, 2020, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 6. Exhibits

Exhibit No.	Description
10.1	The Globe Life Inc. Amended and Restated Pension Plan Generally Effective as of January 1, 2020
10.2	Amendment Seven to the Torchmark Corporation Supplemental Executive Retirement Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison, and Frank M. Svoboda
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

GL Q3 2020 FORM 10-Q

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBE LIFE INC.

Date: November 4, 2020	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: November 4, 2020	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: November 4, 2020	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

GL Q3 2020 FORM 10-Q