Form 10-K
period 2020-12-31
GLOBE LIFE INC.
filed 2021-02-25
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
[ ☒ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
[ ☐ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7.7 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2021
Common Stock, $1.00 par value per share	103,283,402 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2021 (Proxy Statement)	Part III

Globe Life Inc.

Part I

Item 1. Business

Globe Life and the Company refer to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and its subsidiaries and affiliates. Its primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company.

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

Globe Life's website is: www.globelifeinsurance.com. Globe Life makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Other information included in Globe Life's website is not incorporated into this filing.

GL 2020 FORM 10-K

The following table presents Globe Life's business by primary marketing distribution method. Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 14—Business Segments within the Notes to the Consolidated Financial Statements.

GL 2020 FORM 10-K

Insurance
Life Insurance

The distribution channels for life insurance products include direct to consumer, exclusive agents, and independent agents. These methods are described in greater detail within the primary marketing distribution channel chart as seen above. The following table presents annualized premium in force for the three years ended December 31, 2020 by distribution method:

	Annualized Premium in Force(1) (Dollar amounts in thousands)
	2020	2019	2018
Direct to Consumer	$881,012	$831,739	$812,780
Exclusive agents:
American Income	1,325,293	1,220,483	1,129,384
Liberty National	318,545	309,792	300,846
Independent agents:
United American	9,314	10,211	11,094
Other	205,785	209,403	210,624
	$2,739,949	$2,581,628	$2,464,728
(1)See definition of annualized premium in force under Results of Operations in Management's Discussion & Analysis.

Globe Life's insurance subsidiaries write a variety of nonparticipating ordinary life insurance products. These include traditional whole life, term life, and other life insurance. The Company does not currently sell interest-sensitive whole life products. The following tables present selected information about Globe Life's life insurance products.

	Annualized Premium in Force (Dollar amounts in thousands)
	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Whole life:
Traditional	$1,857,106	68	$1,737,794	67	$1,643,122	67
Interest-sensitive	36,297	1	38,691	2	41,414	2
Term	716,698	26	683,869	26	671,840	27
Other	129,848	5	121,274	5	108,352	4
	$2,739,949	100	$2,581,628	100	$2,464,728	100

	Policy Count and Average Face Amount Per Policy (Dollar amounts in thousands)
	2020		2019		2018
	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy
Whole life:
Traditional	8,717,785	$14.7	8,477,406	$14.2	8,112,745	$13.9
Interest-sensitive	199,975	20.3	208,822	20.3	209,948	20.6
Term	4,526,172	15.1	4,313,709	14.8	4,459,850	14.9
Other	408,859	14.3	399,365	13.7	376,632	12.9
	13,852,791	$14.9	13,399,302	$14.5	13,159,175	$14.3

GL 2020 FORM 10-K

Health Insurance

The following table presents Globe Life's health insurance annualized premium in force for the three years ended December 31, 2020 by distribution channel.

	Annualized Premium in Force (Dollar amounts in thousands)
	2020	2019	2018
Direct to Consumer	$77,522	$78,229	$79,325
Exclusive agents:
Liberty National	196,534	197,163	201,294
American Income	104,701	96,447	88,237
Family Heritage	338,309	312,479	290,186
Independent agents:
United American	476,296	454,720	414,656
	$1,193,362	$1,139,038	$1,073,698

Globe Life offers Medicare Supplement and limited-benefit supplemental health insurance products that include primarily critical illness and accident plans. These products are designed to supplement health coverage that applicants already own. Medicare Supplements are offered to enrollees in the traditional fee-for-service Medicare program. Medicare Supplement plans are standardized by federal regulation and are designed to pay deductibles and co-payments not paid by Medicare.

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2020 by product category.

	Annualized Premium in Force (Dollar amounts in thousands)
	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	617,759	52	581,056	51	549,283	51
Medicare Supplement	$575,603	48	$557,982	49	$524,415	49
	$1,193,362	100	$1,139,038	100	$1,073,698	100

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ended December 31, 2020 comprised less than 1% of premium. The Company does not currently market annuity products.

Pricing

Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, investment income, expenses, and target profit margins. These assumptions are based on Company experience and projected investment earnings. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on annuity products and certain individual life products. Profitability is affected by actual experience deviations from the established assumptions and to the extent investment income varies from that required for policy reserves.

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

GL 2020 FORM 10-K

Underwriting

The underwriting standards of each Globe Life insurance subsidiary are established by management. Each subsidiary uses information obtained from the application and, in some cases, telephone interviews with applicants, including, but not limited to inspection reports, pharmacy data, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage, or rejected.

Reserves

The life insurance policy reserves reflected in Globe Life's consolidated financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America (GAAP). These reserves, with premiums to be received in the future and the interest thereon compounded annually at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health insurance policies written by Globe Life's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Globe Life's reserves are reported in Note 1—Significant Accounting Policies. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Reinsurance

Globe Life has historically participated in very limited third-party reinsurance contracts as a result of the low face amounts of the policies sold by the Company. See Schedule IV and Note 6—Commitments and Contingencies for more information.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Globe Life insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Approximately 95% of our invested assets, at fair value, are fixed maturities at December 31, 2020 (see Note 4—Investments and Management’s Discussion and Analysis).

Competition

Globe Life competes with other insurance carriers through policyholder service, price, product design, and sales efforts. While there are insurance companies competing with Globe Life, no individual company dominates any of Globe Life's life or health insurance markets.

Globe Life's health insurance products compete with, in addition to the products of other health insurance carriers, health maintenance organizations, preferred provider organizations, and other health care-related institutions which provide medical benefits based on contractual agreements.

The Company effectively competes with other carriers, in part, due to its ability to operate at lower policy acquisition and administrative expense levels than peer companies. This allows Globe Life to have competitive rates while maintaining higher underwriting margins.

Regulation

Insurance—Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time. Under the rules of the

GL 2020 FORM 10-K

National Association of Insurance Commissioners (NAIC), insurance companies are examined periodically by one or more of the supervisory agencies.

Risk-Based Capital (RBC)—The NAIC requires that a risk-based capital formula be applied to all life and health insurers. The risk-based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. All Globe Life's insurance subsidiaries are more than adequately capitalized under the risk-based capital formula. See further discussion of RBC in Capital Resources.

Guaranty Assessments—State guaranty laws provide for assessments from insurance companies to be placed into a fund which is used, in the event of failure or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders. The amount which a company is assessed is based on its proportional share of the premium in each state. A significant portion of assessments are recoverable as offsets against state premium taxes.

Holding Company—States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Globe Life and its subsidiaries have registered as a holding company system pursuant to such legislation in Indiana, Nebraska, Ohio, and New York.

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

Human Capital Management

Globe Life's talent base encompasses a broad range of experience that possesses the depth of critical skills to efficiently and effectively accomplish our business purpose and mission, serve our policyholders, and protect our shareholders' interests. Maintaining superior human capital is a key driver to the success and longevity that our Company has experienced since its origins dating back to the early 1900s. As of December 31, 2020, the Company had 3,261 full time, part-time, and temporary employees. The Company engages over 13 thousand exclusive producing insurance agents, most of whom are classified as independent contractors. In 2020, we increased our employee headcount by 2% and grew our exclusive agency force by 21%.

People, Culture, and Community

At Globe Life, we are united by our mission—To Make Tomorrow Better1 and this starts with our employees and agents. Beyond providing insurance protection for millions of individuals, serving our policyholders and generating financial results for our shareholders, we focus on cultivating a healthy, positive culture and a thriving community within and among our campuses that is inclusive of and attractive for all. Globe Life promotes a diverse work force, where differences are celebrated and inclusiveness is embraced, to better enable our employees to consistently achieve outstanding individual and collective results. Our commitment to diversity starts at the top; of the 9 independent Board members, 56% are women and 22% are ethnic minorities.

1Per the Globe Life Employee Handbook, the Globe Life mission statement is "We help families Make Tomorrow Better by working to protect their financial future."

GL 2020 FORM 10-K

As of December 31, 2020, the Globe Life employees, (excluding agents) are as follows:

Ethnicity		Gender		Generations
White	53%	Female	67%	Traditionalists (1925-1945)	—%
Black or African American	21	Male	33	Baby Boomers (1946-1964)	23
Hispanic or Latino	11			Gen X (1965-1977)	31
Asian	9			Millennials (1978-1995)	41
American Indian or Alaskan Native	1			Gen Z (1996-2012)	5
Native Hawaiian or Pacific Islander	—
Other or Not Specified	5
Total	100%		100%		100%

We conduct a confidential survey biennially to give our employees the opportunity to provide candid feedback about their experiences at the Company, including but not limited to, confidence in the Company and leadership, competitiveness of our compensation and benefit package, and departmental relationships. The results are shared with our employees, reviewed by senior leadership, and used to identify areas for improvement and create action plans based on the employee feedback received.

We also strive To Make Tomorrow Better by supporting the communities in which we live and work through financial and service-based contributions to organizations that address health-related issues and those that serve youth, families and seniors.

Talent Development

At Globe Life, we believe investing in our employees through training and development is paramount to their success. We have developed a learning eco-system that includes a multitude of professional development opportunities, including online, self-directed, and instructor-led courses on a variety of topics. An education assistance program is also offered to facilitate growth in an area related to one's current position with the Company.

Health, Safety, and Wellness

We strive to provide a safe and healthy work environment for every employee. We furnish employees with numerous tools and trainings throughout the year to help ensure they have at their fingertips the best information to safely engage with co-workers, customers, and third parties. In furtherance of our commitment to our employees, we offer a comprehensive employee benefits package that includes competitive monetary benefits, retirement benefits through a Section 401(k) plan and a qualified pension to eligible employees, fitness center reimbursement, paid-time-off (based on years of service), health insurance, dental and vision insurance, employee resource program, health savings and flexible spending accounts, family leave, and tuition assistance.

During the COVID-19 pandemic, the Company remained committed to the well-being and safety of its employees, agents, customers, guests, vendors, and shareholders in our resolve to maintain a stable and secure business environment. In response to the pandemic, our crisis management and incident response teams guided the Company through an expedited, yet smooth, transition towards working remotely. We efficiently transitioned approximately 80-85% of the Company's total workforce, excluding agents, to working remotely. For the agency operations, most sales and recruiting agents transitioned to a virtual experience providing limited in-person exposure.

GL 2020 FORM 10-K

Item 1A. Risk Factors

Risks Related to Our Business

The insurance industry is a regulated industry, populated by many public and private companies. We operate in the industry's life and health insurance sectors, each of which has its own set of risks.

Business and Operational Risks

The development and maintenance of our various distribution channels are critical to growth in product sales and profits.

Recruiting, development, and retention of producing agents are critical to support sales growth in this market because our insurance sales are primarily made to individuals, and the face amounts of the life insurance policies sold are typically lower than those of policies sold in higher-income markets. If we do not provide compensation that is competitive with other career opportunities and that motivates producing agents to increase sales of our products, our growth could be impeded. In addition, a failure to effectively develop new methods of reaching consumers and realizing cost efficiencies in our Direct to Consumer Division business could result in reduced sales and profits.

Our life insurance products are sold in selected niche markets. We are at risk should any of these markets diminish.

We have several life distribution channels that focus on distinct market niches, two of which are labor unions and sales via Direct to Consumer solicitations. Deterioration of our relationships with organized labor or adverse changes in the public’s receptivity to direct to consumer marketing initiatives could negatively affect our life insurance business.

The failure to maintain effective and efficient information systems at the Company could compromise data security, thereby adversely affecting our financial condition and results of operations.

Our business is highly dependent upon the internet, third-party service providers, and information systems to operate in an efficient and resilient manner. We gather and maintain data for the purpose of conducting marketing, actuarial analysis, sales and policy administration functions.

Malicious third-parties, employee or agent errors or disasters affecting our information systems could impair our business operations, regulatory compliance and financial condition. Employee or agent errors in the handling of our information systems may inadvertently result in unauthorized access to customer or proprietary information, or an inability to use our information systems to efficiently support business operations.

More frequent and sophisticated cyber-attacks and more impactful regulatory oversight models could result in additional costs to protect against security breaches. Any breach of confidential information systems resulting from the above factors could damage our reputation in the marketplace, deter potential customers from purchasing our products, result in the loss of existing customers, subject us to significant civil and criminal liability, constrain cash flows, or require us to incur significant technical, legal or other expenses.

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

GL 2020 FORM 10-K

The COVID-19 pandemic subjects the Company to various potential risks that could adversely affect the Company in different ways, including but not limited to the following:
•Reduced sales resulting from potential limitations in the virtual sales and agent recruiting process or reductions in the willingness or ability of consumers to purchase our products;
•Reduced cash flows from higher surrenders and claim payments or greater than anticipated losses from higher policyholder claims;
•Disruptions, delays, and increased costs and risks related to employees working remotely, having limited or no access to our facilities, and experiencing reductions or interruptions of critical or essential services;
•Ratings downgrades, increased bankruptcies and credit spread widening in industries in which we invest in our investment portfolio.

Actual or alleged misclassification of independent contractors at our insurance subsidiaries could result in adverse legal, tax or financial consequences.

A significant portion of our sales agents are independent contractors. Although we believe we have properly classified such individuals, a risk nevertheless exists that a court, the Internal Revenue Service or other authority will take the position that those sales agents are employees. The laws and regulations that govern the status and classification of workers are subject to change and differing interpretations, which we cannot predict.

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

Financial and Strategic Risks

Our investments are subject to market and credit risks. Significant downgrades, delinquencies and defaults in our investment portfolio could potentially result in lower net investment income and increased realized and unrealized investment losses.

Our invested assets are subject to the customary risks of defaults, downgrades and changes in market values. Our investment portfolio consists predominately of fixed maturity and short-term investments, where we are exposed to the risk that individual issuers will not have the ability to make required interest or principal payments. A concentration of these investments in any particular issuer, industry, group of related industries or geographic areas could increase this risk. Factors that may affect both market and credit risks include interest rate levels (consisting of both treasury rate and credit spread), financial market performance, disruptions in credit markets, general economic conditions, legislative changes, particular circumstances affecting the businesses or industries of each issuer and other factors beyond our control.

Additionally, as the majority of our investments are long-term fixed maturities that we typically hold until maturity, a significant increase in interest rates or a market downturn could cause a material temporary decline in the fair value of our fixed investment portfolio, even with regard to performing assets. These declines could cause a material increase in unrealized losses in our investment portfolio. Significant unrealized losses could substantially reduce our capital position and shareholders’ equity. It is possible our investment in certain of these securities with unrealized losses could experience a credit event where an allowance for credit loss is recorded, reducing net income.

We cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments on a timely basis or at all. Significant downgrades or defaults of issuers could negatively impact our risk-based capital ratios, leading to potential downgrades of the Company by rating agencies, potential reduction in future dividend capacity from our insurance subsidiaries, and/or higher financing costs at the Parent Company should additional statutory capital be required.

Changes in interest rates could negatively affect income.

Declines in interest rates expose insurance companies to the risk that they will fail to earn the level of interest on investments assumed in pricing products and in setting discount rates used to calculate net policy liabilities, which

GL 2020 FORM 10-K

could have a negative impact on income. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. Any such calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower interest rates.

An increase in interest rates could result in certain policyholders surrendering their life or annuity policies for cash, thereby potentially requiring our insurance subsidiaries to liquidate invested assets if other sources of liquidity are not available to meet their obligations. In such a case, realized losses could result from the sale of the invested assets and could adversely affect our statutory income, required capital levels, and results of operations.

Our ability to fund operations is substantially dependent on available funds from our insurance subsidiaries.

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

The principal sources of our insurance subsidiaries’ liquidity are insurance premiums, as well as investment income, maturities, repayments and other cash flow from our investment portfolio. Our insurance subsidiaries are subject to various state statutory and regulatory restrictions applicable to insurance companies that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us, including laws establishing minimum solvency and liquidity thresholds. For example, in the states where our companies are domiciled, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are restricted based on regulations by their states of domicile. Accordingly, impairments in assets or disruptions in our insurance subsidiaries’ operations that reduce their capital or cash flow could limit or disallow the payment of dividends, a principal source of our cash flow, to us.

Changes in laws or regulations in the states in which our companies are domiciled could constrain the ability of our insurance subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to pay our debt obligations, corporate expenses, or dividends on our capital stock.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital.

Should interest rates increase in the future, the higher interest expense on any new issued debt may reduce net income. In addition, if the credit and capital markets were to experience significant disruption, uncertainty and instability, these conditions could adversely affect our access to capital. Such market conditions could limit our ability to replace maturing debt obligations in a timely manner or at all and/or access the capital necessary to grow our business.

In the unlikely event that current sources of liquidity do not satisfy our needs, we may have to seek additional financing or raise capital. The availability and cost of additional financing or capital depend on a variety of factors such as market conditions, the general availability of credit or capital, the volume of trading activities, the overall availability of credit to the insurance industry and our credit ratings and credit capacity. Additionally, customers, lenders or investors could develop a negative perception of our financial prospects if we were to incur large investment losses or if the level of our business activity decreased due to a market downturn. Our access to funds may also be impaired if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms or at all. As such, we may be forced to delay raising capital, issue shorter term securities than we would prefer or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If so, our results of operations, financial condition, consolidated RBC, and cash flows could be materially negatively affected.

GL 2020 FORM 10-K

Industry Risks

Variations in actual-to-expected rates of mortality, morbidity and persistency could materially negatively affect our results of operations and financial condition.

We establish policy reserves to pay future policyholder benefits. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models and accounting requirements that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity and persistency, as well as the timing of premium and benefit payments. Even though our actuaries continually test actual-to-expected results, actual results may differ significantly from the levels assumed, which could result in increased policy obligations and expenses and thus negatively affect our profit margins and income.

A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition and results of operations.

Various rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to fulfill its contractual obligations. These ratings are important to maintaining public confidence in our insurance products. A downgrade or other negative action by a rating agency with respect to the financial strength ratings of our insurance subsidiaries could negatively affect us by limiting or restricting the ability of our insurance subsidiaries to pay dividends to us and reducing our sales by adversely affecting our ability to sell insurance products through independent insurance agencies.

The supplemental health insurance market is subject to substantial regulatory scrutiny.

Regulatory changes could impact our Medicare Supplement and other supplemental health business. The nature and timing of any such changes cannot be predicted and could have a material adverse effect on our supplemental health insurance business.

Obtaining timely and appropriate premium rate increases for certain supplemental health insurance policies is critical.

A significant percentage of the supplemental health insurance premiums that our insurance subsidiaries earn is from Medicare Supplement insurance. Medicare Supplement insurance, including conditions under which the premiums for such policies may be increased, is highly regulated at both the state and federal level. As a result, our Medicare Supplement business is characterized by lower profit margins than life insurance and requires strict administrative discipline and economies of scale for success. Since Medicare Supplement policies are coordinated with the federal Medicare program, which experiences health care inflation every year, annual premium rate increases for the Medicare Supplement policies are typically necessary. Accordingly, the inability of our insurance subsidiaries to obtain approval of appropriate premium rate increases for supplemental health insurance plans in a timely manner from state insurance regulatory authorities could adversely impact their profitability and thus our business, financial condition and results of operations.

Damage to the reputation of Globe Life or its subsidiaries could affect our ability to conduct business.

Negative publicity through traditional media, internet, social media and other public forums could damage our reputation and adversely impact our agent recruiting efforts, the ability to market our products and the persistency of in-force policies. The Company could be subjected to adverse publicity as a result of a significant security breach.

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

GL 2020 FORM 10-K

in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition.

Legal, Regulatory, and Compliance Risks

Our businesses are heavily regulated and changes in regulation may reduce our profitability and growth.

Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they do business. The primary purpose of this supervision and regulation is the protection of policyholders, not investors. Regulatory agencies have broad administrative power over numerous aspects of our business, including premium rates and other terms and conditions included in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, agent licensing, policy forms, capital adequacy, solvency, reserves and permitted investments. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses or approvals. The insurance laws, regulations and policies currently affecting our companies may change at any time, possibly having an adverse effect on our business. Should regulatory changes occur, we may be unable to maintain all required licenses and approvals, or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of such laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend some or all of our business activities and/or impose substantial

Changes in U.S. federal income tax law could increase our tax costs or negatively impact our insurance subsidiaries' capital.

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

Our financial statements are subject to the application of GAAP and accounting practices as promulgated by the National Association of Insurance Commissioners’ statutory accounting practices (NAIC SAP), which principles are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. Future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and such changes could have a material adverse effect on our business, financial condition and results of operations. (Refer to Note 1— Significant Accounting Policies under the caption Accounting Pronouncements Yet to be Adopted)

Non-compliance with laws or regulations related to customer and consumer privacy and information security, including a failure to ensure that our business associates with access to sensitive customer and consumer information maintain its confidentiality, could materially adversely affect our reputation and business operations.

The collection, maintenance, use, disclosure and disposal of personally identifiable information by our insurance subsidiaries are regulated at the international, federal and state levels. Applicable laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of personally identifiable information to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA), the Health Information Technology for Economic and Clinical Health Act (HITECH), and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as that term is defined in the HIPAA regulations). Noncompliance with any privacy laws, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation and results of operations and could result in material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business, and injunctive relief.

GL 2020 FORM 10-K

Item 1B. Unresolved Staff Comments

As of December 31, 2020, Globe Life had no unresolved SEC staff comments.

Item 2. Properties

Globe Life, through its subsidiaries, owns or leases buildings that are used in the normal course of business. Globe Life owns and occupies approximately 500,000 combined square feet in McKinney, Texas (headquarters) and at the Waco, Texas and Oklahoma City, Oklahoma campuses. Additionally, the Company leases other buildings across the U.S.

Item 3. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 6—Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not Applicable.

GL 2020 FORM 10-K

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Globe Life's common stock is traded is the New York Stock Exchange (NYSE: GL). There were 2,252 shareholders of record on December 31, 2020, excluding shareholder accounts held in nominee form.

The line graph shown below compares Globe Life's cumulative total return on its common stock with the cumulative total returns of the Standard and Poor’s 500 Stock Index (S&P 500) and the Standard and Poor’s Life & Health Insurance Index (S&P Life & Health Insurance). Globe Life's stock is included within both the S&P 500 and the S&P Life & Health Insurance Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globe Life Inc., the S&P 500 Index and the S&P Life & Health Insurance Index
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Globe Life Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/2015 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2020

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2020	553,989	$81.51	553,989	—
November 1-30, 2020	449,389	91.07	449,389	—
December 1-31, 2020	650,021	94.05	650,021	—

On August 5, 2020, Globe Life's Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum number of shares to be purchased.

GL 2020 FORM 10-K

Item 6. Selected Financial Data
The following information should be read in conjunction with Globe Life's Consolidated Financial Statements and related notes reported elsewhere in this Form 10-K:
(Dollar amounts in thousands except per share and percentage data)

	Year ended December 31,
	2020	2019	2018	2017	2016
Life	$2,672,804	$2,517,784	$2,406,555	$2,306,547	$2,189,333
Health	1,141,097	1,077,346	1,015,339	976,373	947,663
Other	4	4	12	15	38
Total premium	3,813,905	3,595,134	3,421,906	3,282,935	3,137,034
Net investment income	927,062	910,459	882,512	847,885	806,903
Realized gains (losses)	(4,371)	20,621	(1,804)	23,611	(10,683)
Total revenue	4,737,921	4,527,532	4,303,751	4,155,573	3,934,629
Income from continuing operations, net of tax	731,773	760,882	701,510	1,458,263	539,590
Income from discontinued operations, net of tax	—	(92)	(44)	(3,769)	10,189
Net income	731,773	760,790	701,466	1,454,494	549,779

Basic net income (loss) per common share:
Continuing operations	6.90	6.97	6.22	12.53	4.50
Discontinued operations	—	—	—	(0.03)	0.08
Net income	6.90	6.97	6.22	12.50	4.58

Diluted net income (loss) per common share:
Continuing operations	6.82	6.83	6.09	12.26	4.41
Discontinued operations	—	—	—	(0.04)	0.08
Net income	6.82	6.83	6.09	12.22	4.49

Cash dividends paid	0.74	0.68	0.63	0.59	0.56

Basic weighted average shares outstanding	106,075	109,214	112,873	116,343	120,001
Diluted weighted average shares outstanding	107,225	111,381	115,249	118,983	122,368

	As of December 31,
	2020	2019	2018	2017	2016
Cash and invested assets	$22,547,498	$19,923,204	$17,239,570	$17,853,047	$15,955,891
Total assets	29,046,731	25,977,460	23,095,722	23,474,985	21,436,087
Short-term debt	254,918	298,738	307,848	328,067	264,475
Long-term debt	1,667,886	1,348,988	1,357,185	1,132,201	1,133,165
Shareholders' equity	8,771,092	7,294,307	5,415,177	6,231,421	4,566,861
Per diluted common share	83.19	66.02	48.11	52.95	37.76
Effect of fixed maturity revaluation on diluted equity per common share(1)	30.07	17.76	3.79	13.18	5.63

Annualized premium in force:
Life	2,739,949	2,581,628	2,464,728	2,373,099	2,262,736
Health	1,193,362	1,139,038	1,073,698	1,018,020	998,634
Total	3,933,311	3,720,666	3,538,426	3,391,119	3,261,370
Basic shares outstanding	103,797	107,720	110,693	114,593	118,031
Diluted shares outstanding	105,429	110,494	112,561	117,696	120,958
(1)See discussion under the caption Capital Resources in Management’s Discussion and Analysis in this report concerning the effect this rule has on Globe Life's equity.

GL 2020 FORM 10-K

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control, including uncertainties related to the impact of the COVID-19 outbreak on our business operations, financial results and financial condition. If these estimates or assumptions prove to be incorrect, the actual results of Globe Life may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to the Company specifically. Such events or developments could include, but are not necessarily limited to:

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

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

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

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year to date 2020 with 2019.
•Net income as a return on equity (ROE) for the year ended December 31, 2020 was 9.5% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 13.5%.
•Total premium increased 6% over the same period in the prior year. Life premium increased 6% for the period from $2.5 billion in 2019 to $2.7 billion in 2020. Life underwriting margin declined 4% from $703 million in 2019 to $675 million in 2020.
•Net investment income increased 2% over the same period in the prior year. Excess investment income declined 5% below the prior year.
•Total net sales increased 7% over the same period in the prior year from $621 million to $662 million.
•Book value per share increased 26% over the same period in the prior year from $66.02 to $83.19. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 10% over the prior year from $48.26 to $53.12.
•The Company estimates $67 million of incurred life claims as a result of the novel coronavirus (COVID-19) for the year ended December 31, 2020.
•For the year ended December 31, 2020, the Company repurchased 4.5 million shares of Globe Life Inc. common stock at a total cost of $380 million and an average share price of $85.24.

The following graphs represent net income and net operating income from continuing operations for the three years ended December 31, 2020.
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

Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $3.2 billion and $2.0 billion for 2020 and 2019, respectively.

Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $30.07 and $17.76 for 2020 and 2019, respectively.

Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
COVID-19. With respect to the impact of COVID-19 on our underwriting results for the full year 2020, we estimate $67 million of COVID-19 life claims were incurred. At the midpoint of our 2021 guidance, we are now projecting approximately $52 million of additional life claims will be incurred in 2021, based on an estimate of approximately 270,000 U.S. deaths. This estimate of U.S. deaths is based on various third-party models. The projected additional life claims are dependent on this estimate and many other variables, including, but not limited to, the effect of efforts to reopen the economy, the timing and availability of effective treatments for the disease, and the actual ages and states in which infections and deaths occur.

Summary of Operations. Net income declined 4% to $732 million in 2020, compared with $761 million in 2019. This decrease was primarily related to COVID-19 life claims. On a diluted per common share basis, net income per common share for 2020 decreased slightly from $6.83 to $6.82. Included in net income were after-tax realized losses of $2 million in 2020, compared with realized after-tax gains of $16 million for 2019. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

Net operating income from continuing operations declined 2% to $738 million in 2020, compared with $752 million in 2019. On a diluted per common share basis, net operating income per common share increased 2% from $6.75 to $6.88. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain significant and unusual non-operating items in 2019 and 2020. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

Globe Life's operations on a segment-by-segment basis are discussed in depth under the appropriate captions following in this report.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2020	2019	2018	2020 Change	%	2019 Change	%
Life insurance underwriting margin	$674,946	$703,464	$652,301	$(28,518)	(4)	$51,163	8
Health insurance underwriting margin	272,369	243,638	236,053	28,731	12	7,585	3
Annuity underwriting margin	9,029	9,458	10,376	(429)	(5)	(918)	(9)
Excess investment income	244,424	257,605	245,094	(13,181)	(5)	12,511	5
Other insurance:
Other income	1,325	1,318	1,236	7	1	82	7
Administrative expense	(250,947)	(240,321)	(223,941)	(10,626)	4	(16,380)	7
Corporate and other	(45,783)	(55,103)	(50,476)	9,320	(17)	(4,627)	9
Pre-tax total	905,363	920,059	870,643	(14,696)	(2)	49,416	6
Applicable taxes	(167,771)	(167,957)	(163,669)	186	—	(4,288)	3
Net operating income	737,592	752,102	706,974	(14,510)	(2)	45,128	6
Reconciling items, net of tax:
Realized gain (loss)—investments	(1,915)	16,291	7,327	(18,206)		8,964
Realized loss—redemption of debt	(501)	—	(8,752)	(501)		8,752
Part D adjustments—discontinued operations	—	(92)	(44)	92		(48)
Administrative settlements	—	(400)	(3,590)	400		3,190
Non-operating expenses	(816)	(508)	(1,247)	(308)		739
Legal proceedings	(2,587)	(6,603)	—	4,016		(6,603)
Tax reform adjustment	—	—	798	—		(798)
Net income	$731,773	$760,790	$701,466	$(29,017)	(4)	$59,324	8

The life insurance segment is our primary segment and is the largest contributor to earnings in each year presented. The life insurance segment underwriting margin declined $29 million compared with the prior year, primarily due to higher claims related to COVID-19 offset by premium growth. The health segment contributed to growth in income in both years contributing $29 million of additional underwriting margin in 2020 and $8 million in 2019.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2020, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following tables represent the breakdown of total underwriting margin by operating segment and distribution channel for the year ended December 31, 2020.
Total premium income rose 6% for the year ended December 31, 2020 to $3.8 billion. Total net sales increased 7% to $662 million, when compared with the same period in 2019. Total first-year collected premium was $547 million for the 2020 period, compared with $492 million for the 2019 period.

Life insurance premium income increased 6% to $2.7 billion over the prior year total of $2.5 billion. Life net sales rose 13% to $484 million for the year of 2020. First-year collected life premium rose 13% to $371 million. Life underwriting margins, as a percent of premium, declined to 25% in 2020 from 28% in the prior year. Underwriting margin declined to $675 million for the year ended December 31, 2020, 4% below the same period in 2019. The decline in the life underwriting margin is primarily due to an estimated $67 million of claims related to COVID-19 incurred during 2020.

Health insurance premium income increased 6% to $1.14 billion over the prior year total of $1.08 billion. Health net sales fell 7% to $178 million for the year of 2020. First-year collected health premium rose 8% to $176 million. Health underwriting margins, as a percent of premium, increased to 24% in 2020 compared with 23% in 2019. Health underwriting margin increased to $272 million for the year of 2020, 12% over the same period in 2019.

Excess investment income, the measure of profitability of our investment segment, declined 5% during 2020 to $244 million from $258 million in the same period in 2019. Excess investment income per common share, reflecting the impact of our share repurchase program, declined 1% to $2.28 from $2.31 in the same period last year.

Insurance administrative expenses increased 4.4% in 2020 when compared with the prior year period. These expenses were 6.6% as a percent of premium during 2020, compared with 6.7% a year earlier.

For the year ended December 31, 2020, the Company repurchased 4.5 million Globe Life Inc. shares at a total cost of $380 million for an average share price of $85.24.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
A discussion of each of Globe Life's segments follows. A significant factor in the performance of our various segments has been the impact of COVID-19. In response to this crisis, our crisis management and incident response teams successfully guided the Company into a smooth transition of working remotely. We quickly transitioned those employees whose jobs did not require them to be in the office, averaging approximately 80-85% of the Company's total workforce, to working remotely. The Company has continued to operate effectively while taking steps to help ensure the health and safety of our employees through adherence to the CDC and local government work guidelines.

With over 13 thousand exclusive agents in the field, the Company was presented with a challenge to move from face-to-face sales presentations in customers' homes and businesses to a virtual sales process. Despite its challenges, the Company's agencies also had to move from in-person recruiting and training of new agents to virtual processes. The Company's exclusive agency divisions were able to quickly pivot and continue to write new business and hire new agents due in part to new and updated information technology systems put in place over the last several years. Through the year ended December 31, 2020, the Company has seen a 28% increase in agent count at American Income and a 14% increase at Family Heritage compared with the prior year comparable period.

Our Direct to Consumer Division continues to experience record high demand for its products through its internet and inbound phone call channels with a 31% increase in overall net life sales for year ended December 31, 2020 compared with the prior year comparable period. The Company believes that times of crisis highlight the need for basic life protection and this has proven true with this pandemic.

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
•Net sales is annualized premium issued (gross premium that would be received during the policies' first year in force and assuming that none of the policies lapsed or terminated), net of cancellations in the first thirty days after issue, except in the case of our Direct to Consumer Division. For DTC, net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. Management considers net sales to be a better indicator of the rate of premium growth as compared with annualized premium issued.
•First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future.

While it is difficult to predict sales activity in this uncertain environment, the Company is expecting net life and health sales to increase 7% for the full year 2021. Due to the strength of the Company's policies in force, we expect our total life and health premiums to grow around 6% for the full year 2021. See further discussion of the distribution channels below for Life and Health.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2020, life premium represented 70% of total premium and life underwriting margin represented 71% of the total. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$2,672,804	100	$2,517,784	100	$2,406,555	100

Policy obligations	1,809,373	68	1,638,053	65	1,591,790	66
Required interest on reserves	(698,112)	(26)	(666,168)	(26)	(636,040)	(26)
Net policy obligations	1,111,261	42	971,885	39	955,750	40
Commissions, premium taxes, and non-deferred acquisition expenses	212,859	8	203,052	8	190,007	8
Amortization of acquisition costs	673,738	25	639,383	25	608,497	25
Total expense	1,997,858	75	1,814,320	72	1,754,254	73
Insurance underwriting margin	$674,946	25	$703,464	28	$652,301	27

The lower life insurance underwriting margins for the twelve months ended December 31, 2020 are primarily attributed to approximately $67 million of COVID-19 claims.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Life insurance products are marketed through several distribution channels. Premium income by distribution channel for each of the last three years is as follows:

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,257,726	47	$1,160,495	46	$1,081,333	45
Direct to Consumer	906,959	34	855,543	34	828,935	34
Liberty National	293,897	11	285,551	11	278,878	12
Other	214,222	8	216,195	9	217,409	9
Total	$2,672,804	100	$2,517,784	100	$2,406,555	100

Annualized life premium in force was $2.7 billion at December 31, 2020, an increase of 6% over $2.6 billion a year earlier.

The following table shows net sales information for each of the last three years by distribution channel.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$253,276	52	$237,587	55	$223,924	54
Direct to Consumer	165,426	34	126,208	29	126,133	31
Liberty National	54,931	12	53,718	13	49,173	12
Other	10,371	2	12,301	3	13,293	3
Total	$484,004	100	$429,814	100	$412,523	100

The table below discloses first-year collected life premium by distribution channel.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$214,566	58	$195,225	59	$190,680	60
Direct to Consumer	104,262	28	82,615	25	82,432	26
Liberty National	42,435	11	39,840	12	36,463	11
Other	10,190	3	11,564	4	10,342	3
Total	$371,453	100	$329,244	100	$319,917	100

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 47% of the Company's 2020 total. Net sales increased 7% to $253 million in 2020 over the 2019 total of $238 million. The underwriting margin, as a percent of premium, was 32% for the twelve months ended December 31, 2020, down from 34% from the prior year primarily due to $18 million of estimated incurred claims related to COVID-19 as well as elevated claims for other causes. Sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force.

Below is the average producing agent count at the end of the period for the American Income Life Division. The average producing agent count is based on the actual count at the end of each week during the year. The division continues to see a significant recruiting opportunity due to the current economic conditions and our ability to recruit virtually and in-person.

	2020	2019	2018	2020 Change	%	2019 Change	%
American Income	8,738	7,360	6,971	1,378	19	389	6

American Income continues to focus on growing and strengthening the agency force, specifically through additional agency office openings and focus on middle-management growth. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a lead mapping and customer relationship management tool for the agency force. We anticipate this tool will help enhance agent productivity and agent retention. Additionally, this division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training and sales activity.

The Direct to Consumer Division (DTC) offers adult and juvenile life insurance through a variety of marketing approaches, including direct mailings, insert media, and electronic media. In recent years, production from electronic media, which is comprised of sales through both the internet and inbound phone calls to our call center, has grown rapidly as management has aggressively increased marketing activities related to internet and mobile technology as well as focused on driving traffic to our inbound call center. The different approaches support and complement one another in the division's efforts to reach the consumer. The DTC's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates.

While the juvenile market is an important source of sales, it also is a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a DTC solicitation for life coverage on themselves than is the general adult population. Also, both juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.

The DTC division saw record high demand of its life insurance products in the current year primarily through its internet and inbound phone channels as a result of the response from COVID-19. Our continued investments in technology have allowed us to successfully serve the higher demands for our products through the digital self-serve and phone channels.

DTC’s underwriting margin, as a percent of premium, was 14% for the twelve months ended December 31, 2020, which was lower than the 18% result during the same period in 2019 primarily due to $35 million of estimated incurred claims related to COVID-19 as well as elevated claims for other causes. In 2021, we are anticipating additional COVID-19 life claims at the DTC division.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency will help continue this growth. The underwriting margin as a percent of premium was 23%, down from 26% for the year ended 2019. The decrease is primarily attributable to higher than normal policy obligations during 2020 as a result of COVID-19. Net sales increased 2% in 2020 over 2019.

Below is the average producing agent count at the end of the period for Liberty National Division. As the division gains momentum in the virtual sales environment, the agency will benefit from the abundant recruiting opportunities currently available for new agents.

	2020	2019	2018	2020 Change	%	2019 Change	%
Liberty National	2,575	2,350	2,156	225	10	194	9

The Liberty National Division average producing agent count increased 10% in 2020. We continue to execute our long term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a customer relationship management (CRM) platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. Sales were hindered in the first half of the year due to difficulties in agents transitioning to a virtual work environment after the onset of the COVID-19 lockdown, as well as mandatory shut-downs of non-essential small businesses which hindered the ability of the division’s agents to prospect at the worksite. In the second half of the year, sales improved in the worksite market as businesses were able to reopen.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $214 million of life premium income, or 8% of Globe Life's total in 2020, but contributed only 2% of net sales for the year.

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

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,141,097	100	$1,077,346	100	$1,015,339	100

Policy obligations	733,481	64	687,764	64	649,188	64
Required interest on reserves	(93,475)	(8)	(87,289)	(8)	(83,243)	(8)
Net policy obligations	640,006	56	600,475	56	565,945	56
Commissions, premium taxes, and non-deferred acquisition expenses	91,959	8	94,973	8	88,553	9
Amortization of acquisition costs	136,763	12	138,260	13	124,788	12
Total expense	868,728	76	833,708	77	779,286	77
Insurance underwriting margin	$272,369	24	$243,638	23	$236,053	23

Health premium increased 6% from $1.08 billion in 2019 to $1.14 billion in 2020. Health underwriting margin increased 12% from $244 million in 2019 to $272 million in 2020 primarily due to growth in premiums and lower acquisition expenses. Further discussion is included below by distribution channel.

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel for each of the last three years.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$452,980	40	$416,582	39	$381,076	38
Family Heritage	317,021	28	294,182	27	273,275	27
Liberty National	188,835	16	189,578	18	191,378	19
American Income	105,734	9	99,447	9	93,313	9
Direct to Consumer	76,527	7	77,557	7	76,297	7
Total	$1,141,097	100	$1,077,346	100	$1,015,339	100

Of total health premium ($1.1 billion), premium from limited-benefit plans comprise $588 million, or 52% of the total, for 2020 compared with $556 million in the prior year. Premium from Medicare Supplement products comprises the remaining 48% or $553 million for 2020 compared with $521 million in 2019. Annualized health premium in force was $1.19 billion at December 31, 2020, an increase of 5% over the prior year balance of $1.14 billion.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Presented below is a table of health net sales by distribution channel for the last three years.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$61,690	35	$79,218	41	$69,967	41
Family Heritage	70,665	40	65,626	34	60,268	35
Liberty National	22,905	13	24,504	13	22,098	13
American Income	18,817	10	18,059	10	14,432	8
Direct to Consumer	3,594	2	3,827	2	4,769	3
Total	$177,671	100	$191,234	100	$171,534	100

Of total net sales ($178 million), sales of limited-benefit plans comprise $113 million, or 63% of the total, for 2020 compared with $108 million in 2019. Medicare Supplement sales make up the remaining 37%, or $65 million for 2020 compared with $83 million in 2019.

The following table discloses first-year collected health premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$79,628	45	$72,021	44	$62,720	42
Family Heritage	54,242	31	50,204	31	47,422	32
Liberty National	20,169	11	19,698	12	17,809	12
American Income	18,536	11	17,142	11	15,249	10
Direct to Consumer	3,051	2	3,749	2	5,111	4
Total	$175,626	100	$162,814	100	$148,311	100

First-year collected premium related to limited-benefit plans comprise $93 million, or 53% of total first-year collected premium, for 2020 compared with $88 million in 2019. First-year collected premium from Medicare Supplement policies make up the remaining 47%, or $83 million for 2020 compared with $75 million in 2019.

A discussion of health operations by distribution channel follows.

The United American Independent Agency consists of non-exclusive independent agencies who may also sell for other companies. The United American Independent Agency was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Independent Agency represents 80% of all Medicare Supplement premium and 94% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 9% to $443 million in 2020 over the prior period net sales of $406 million. Medicare supplement net sales declined 22% to $61 million in 2020 from the prior year. The Medicare Supplement market is highly competitive and thus sales will fluctuate over the years. Underwriting margin as a percent of premium was 15%, up from 14% for the prior year primarily due to lower non-deferred commissions and amortization of deferred acquisition costs as a percentage of premium in 2020 compared with 2019.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 26%, up from 25% for the year ended December 31, 2019. The increase was primarily attributable to improved persistency and lower acquisition expenses as a percent of premium compared with the prior year. A focused effort across the division for increased recruiting activity along with a targeted incentive program throughout 2020 helped drive the 19% average producing agent count growth as noted below.

	2020	2019	2018	2020 Change	%	2019 Change	%
Average producing agents	1,325	1,112	1,064	213	19	48	5

Net health sales increased 8% compared with the prior year. While it was initially a challenge at this division to add virtual sales to their in-person sales model during the lock-down, we are encouraged by the ability of this division to adapt and to adopt supplementary ways of doing business in this challenging environment, demonstrated by the strong recovery in sales during the second half of the year.

The Liberty National Division represented 16% of all Globe Life health premium income at $189 million in 2020. Liberty National markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of Liberty National’s health business is generated through worksite marketing targeting small businesses of 10 to 100 employees. In 2020, health premium income declined slightly. Liberty National's first-year collected premium increased 2% to $20.2 million in 2020 compared with $19.7 million in 2019. Health net sales for 2020 decreased by $2 million or 7% from 2019 primarily due our inability to prospect to businesses deemed non-essential that were closed during the early stages of the pandemic.

Other distribution. While some of the Company's other distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2020 and 2019. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division markets primarily Medicare Supplements to employer or union-sponsored groups, adding $4 million of Medicare Supplement net sales in 2020 and 2019.

ANNUITIES

Our fixed annuity balances at the end of 2020 and 2019 were $1.06 billion and $1.10 billion, respectively. Underwriting margin was $9.0 million for 2020 and $9.5 million for 2019.

We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

GL 2020 FORM 10-K

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $8.2 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands except for per share data)

	2020	2019	2018
Net investment income	$927,062	$910,459	$882,512
Interest on net insurance policy liabilities:
Interest on reserves	(833,000)	(796,979)	(766,640)
Interest on deferred acquisition costs	237,066	228,431	219,298
Net required interest	(595,934)	(568,548)	(547,342)
Financing costs	(86,704)	(84,306)	(90,076)
Excess investment income	$244,424	$257,605	$245,094

Excess investment income per diluted share	$2.28	$2.31	$2.13

Mean invested assets (at amortized cost)	$17,987,502	$17,026,058	$16,249,161
Average net insurance policy liabilities(1)	10,460,539	10,068,120	9,744,200
Average debt and preferred securities (at amortized cost)	1,859,298	1,650,081	1,650,138
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined $13 million or 5% during 2020. Excess investment income per diluted common share declined 1% during 2020. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program. However, in 2020 excess investment income declined primarily due to the low interest rate environment.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Net investment income increased at a compound annual growth rate of 3% over the 3 years ending 2020 while mean invested assets increased at a compound rate of 5% during the same period. The tax equivalent effective annual yield rate earned on the fixed maturity portfolio was 5.34% in 2020. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at yields lower than our average portfolio yield. In addition, we have reinvested the proceeds from bonds that matured, were called, or were otherwise disposed of at yield rates less than what we earned on these bonds before their maturity or disposition. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years. The following chart presents the growth in net investment income and the growth in mean invested assets.

	2020	2019	2018
Growth in net investment income	1.8%	3.2%	4.1%
Growth in mean invested assets (at amortized cost)	5.6%	4.8%	5.7%

Should the current low interest rate environment continue, the growth of the Company's net investment income will be negatively impacted primarily due to the investment of new money and proceeds from dispositions at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets. For 2021, we currently anticipate the average new money yield on our fixed maturity acquisitions to be approximately 20 basis points lower than the rate applicable to our 2020 acquisitions.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new purchases. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 160 to 165 basis points before the net unrealized gains on our fixed maturity portfolio as of December 31, 2020 would be eliminated. Should interest rates increase further than that, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we have the intent and the ability to hold our investments to maturity.

Required interest on net insurance policy liabilities reduces net investment income, as it is the amount of net investment income considered by management necessary to “fund” required interest on net insurance policy liabilities, which is the net of the benefit reserve liability and the deferred acquisition cost asset. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note 14—Business Segments, management regards this as a more meaningful analysis of the investment and insurance segments. Required interest is based on the actuarial interest assumptions used in discounting the benefit reserve liability and the amortization of deferred acquisition costs for our insurance policies in force.

The great majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current GAAP accounting guidance for long-duration insurance products which mandate that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year, and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block of 5.7% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength of our underwriting margins, we do not expect an extended low interest rate environment will cause a loss recognition event.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Information about interest on net policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2020
Life and Health	$548,066	$9,391,680	5.8%
Annuity	47,868	1,068,859	4.5
Total	$595,934	$10,460,539	5.7
Increase in 2020	4.8%	3.9%
2019
Life and Health	$518,623	$8,947,308	5.8%
Annuity	49,925	1,120,812	4.5
Total	$568,548	$10,068,120	5.6
Increase in 2019	3.9%	3.3%
2018
Life and Health	$493,557	$8,535,842	5.8%
Annuity	53,785	1,208,358	4.5
Total	$547,342	$9,744,200	5.6
Increase in 2018	4.5%	4.1%

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	2020	2019	2018
Interest on funded debt	$73,157	$69,844	$74,324
Interest on term loan	4,193	3,262	3,177
Interest on short-term debt	9,302	11,165	12,570
Other	52	35	5
Financing costs	$86,704	$84,306	$90,076

In 2020, financing costs increased 3% primarily due to the new term loan issued in April and the 2.15% Senior Notes issued in August. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt.

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

Despite our intent to hold fixed maturity investments for a long period of time, investments are occasionally sold, called, or experience a credit loss event, resulting in a realized gain or loss. These sales are often in response to

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
deterioration in credit quality of the issuer in effort to maximize risk adjusted capital adjusted returns. We do not engage in trading investments for profit. Therefore, gains or losses which occur in protecting the portfolio or its yield, or which result from events that are beyond our control, are only secondary to our core insurance operations of providing insurance coverage to policyholders. In a bond exchange offer, bondholders may consent to exchange their existing bonds for another class of debt securities. The exchanges on our bonds have generally been the result of mergers and acquisitions, and are offered to move debt to the new or surviving entity. The Company also has alternative investments held under the fair value option with changes recognized in Realized gains (losses) in the Consolidated Statements of Operations.

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the three years ended December 31, 2020.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2020		2019		2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(28,844)	$(0.27)	$(1,933)	$(0.02)	$(11,005)	$(0.10)
Other(1)	11,712	0.11	17,223	0.16	15,520	0.14
Provision for credit losses	(2,643)	(0.03)	—	—	—	—
Fair value option—change in fair value	826	0.01	992	0.01	2,093	0.01
Other investments	17,034	0.16	9	—	719	0.01
Realized investment gains (losses)	(1,915)	(0.02)	16,291	0.15	7,327	0.06
Loss on redemption of debt	(501)	—	—	—	(8,752)	(0.07)
Total realized gains (losses)	$(2,416)	$(0.02)	$16,291	$0.15	$(1,425)	$(0.01)
(1)During the three years ended December 31, 2020, 2019, and 2018, the Company recorded $219.8 million, $243.2 million and $193.4 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $6.2 million, $16.2 million, and $8.0 million, respectively in realized gains (losses), net of tax.

GL 2020 FORM 10-K

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

During calendar years 2018 through 2020, Globe Life invested predominately in fixed maturity securities, primarily in corporate and municipal bonds with longer-term maturities. The following table summarizes selected information for fixed maturity investments. The effective annual yield shown is based on the acquisition price and call features, if any, of the securities. For non-callable bonds, the yield is calculated to maturity date. For callable bonds acquired at a premium, the yield is calculated to the earliest known call date and call price after acquisition ("first call date"). For all other callable bonds, the yield is calculated to maturity date.

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Cost of acquisitions(1):
Investment-grade corporate securities	$686,844	$922,927	$877,512
Investment-grade municipal securities	543,088	627,967	269,360
Other investment-grade securities	34,171	10,483	8,708
Total fixed maturity acquisitions	$1,264,103	$1,561,377	$1,155,580

Effective annual yield (one year compounded)(2)	3.73%	4.47%	4.97%
Average life (in years to next call)	15.8	18.7	17.0
Average life (in years to maturity)	26.3	29.4	22.8
Average rating	A	A	A-
(1)Fixed maturity acquisitions included unsettled trades of $2 million in 2020, $8 million in 2019 and $41 thousand in 2018.
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

During 2019 and 2020, acquisitions consisted of securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade. In addition to the fixed maturity acquisitions, Globe Life invested $266 million in other long-term investments in 2020 and $123 million in 2019. These investments include commercial mortgage loan participations and investment funds. See Note—4 for further discussion. For the entire fixed maturity portfolio, the taxable equivalent effective yield earned was 5.34%, down 14 basis points from the yield in 2019. As previously noted in the discussion of net investment income, the decrease was primarily due to the combination of lower interest rates applicable to new purchases and a significant amount of securities called during 2019 and 2020.

New cash flow available for investment has been primarily provided through our insurance operations, cash received on existing investments, and proceeds from dispositions. While dispositions increase funds available for investment, as noted earlier in this discussion, they can also have a negative impact on investment income if the proceeds from the dispositions are reinvested at lower yields than the bonds that were disposed. Dispositions were $469 million in 2020 and $919 million in 2019.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority that they plan to phase out the floating rate, London Interbank Offered Rate (LIBOR), by the end of 2021. As of December 31, 2020, Globe Life had limited assets and liabilities that utilize LIBOR as a benchmark rate. As such, we do not expect the phase out of LIBOR to have a meaningful impact on our operations. We will continue to monitor the progress toward the establishment of a new floating rate.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's other investments in Other Investment Information within Note 4—Investments.

Selected information concerning the fixed-maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At December 31,
	2020	2019
Average annual effective yield(1)	5.28%	5.41%
Average life, in years, to:
Next call(2)	16.2	16.8
Maturity(2)	19.0	19.2
Effective duration to:
Next call(2,3)	11.0	10.8
Maturity(2,3)	12.3	11.8
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

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2020 and 2019.

As a result of the adoption of ASU 2016-13, amortized cost will now be reflected as "amortized cost, net of allowance for credit losses" or "amortized cost, net", while prior periods continue to be reported in accordance with previously applicable GAAP.

Fixed Maturities by Sector
December 31, 2020
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,658	$3,894	$(10,788)	$50,764	$2,275,843	$563,349	$(14,769)	$2,824,423	13	13
Banks	27,014	15	(456)	26,573	993,946	259,489	(1,050)	1,252,385	6	6
Other financial	114,919	271	(8,245)	106,945	1,134,414	193,975	(8,402)	1,319,987	7	6
Total financial	199,591	4,180	(19,489)	184,282	4,404,203	1,016,813	(24,221)	5,396,795	26	25
Utilities
Electric	50,663	6,289	—	56,952	1,438,796	476,744	(108)	1,915,432	9	9
Gas and water	—	—	—	—	536,664	131,851	—	668,515	3	3
Total utilities	50,663	6,289	—	56,952	1,975,460	608,595	(108)	2,583,947	12	12
Industrial - Energy
Pipelines	85,327	1,624	(2,309)	84,642	923,756	187,851	(2,423)	1,109,184	5	5
Exploration and production	104,719	5,980	(678)	110,021	555,796	121,940	(678)	677,058	3	3
Oil field services	—	—	—	—	49,799	13,613	—	63,412	—	—
Refiner	—	—	—	—	89,371	22,793	—	112,164	1	1
Driller	1,902	—	18	1,920	1,902	—	18	1,920	—	—
Total energy	191,948	7,604	(2,969)	196,583	1,620,624	346,197	(3,083)	1,963,738	9	9
Industrial - Basic materials
Chemicals	—	—	—	—	642,258	152,016	—	794,274	4	4
Metals and mining	—	—	—	—	406,564	144,110	—	550,674	2	3
Forestry products and paper	—	—	—	—	88,804	21,588	—	110,392	1	1
Total basic materials	—	—	—	—	1,137,626	317,714	—	1,455,340	7	8
Industrial - Consumer, non-cyclical	96,265	8,680	(1,903)	103,042	2,233,324	576,007	(2,070)	2,807,261	13	13
Other industrials	25,661	3,925	—	29,586	1,260,646	328,986	(6)	1,589,626	7	7
Industrial - Transportation	25,777	4,315	—	30,092	566,935	175,405	—	742,340	3	3
Other corporate sectors	179,878	17,459	(3,595)	193,742	1,489,113	329,254	(4,142)	1,814,225	9	9
Total corporates	769,783	52,452	(27,956)	794,279	14,687,931	3,698,971	(33,630)	18,353,272	86	86
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	2,313,855	341,176	(1,256)	2,653,775	13	13
Collateralized debt obligations	57,007	23,460	(8,869)	71,598	57,007	23,460	(8,869)	71,598	—	—
Other asset-backed securities	13,949	—	(2,727)	11,222	134,616	3,591	(3,778)	134,429	1	1
Mortgage-backed securities(1)	—	—	—	—	390	45	—	435	—	—
Total fixed maturities	$840,739	$75,912	$(39,552)	$877,099	$17,193,799	$4,067,243	$(47,533)	$21,213,509	100	100
(1)Includes Government National Mortgage Association (GNMA).

GL 2020 FORM 10-K

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
(1)Includes GNMAs.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the December 31, 2020 fixed maturity portfolio, representing 86% of both amortized cost, net and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At December 31, 2020, the total fixed maturity portfolio consisted of 777 issuers.

At December 31, 2020, fixed maturities had a fair value of $21.2 billion, compared with $18.9 billion at December 31, 2019. The net unrealized gain position in the fixed-maturity portfolio increased from $2.5 billion at December 31, 2019 to $4.0 billion at December 31, 2020 due to a decrease in market rates during the period.

For more information about our fixed maturity portfolio by component at December 31, 2020 and 2019, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at December 31, 2020 and 2019 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $602 million at amortized cost, net of allowance for credit losses ($660 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At December 31, 2020
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$713,053	4	$848,621	4
AA	1,657,270	10	1,873,323	9
A	4,566,999	26	5,969,677	28
BBB+	3,634,583	21	4,612,898	22
BBB	4,137,099	24	5,088,114	24
BBB-	1,644,056	10	1,943,777	9
Total investment grade	16,353,060	95	20,336,410	96	A-

Below investment grade:
BB	686,184	4	692,609	3
B	115,646	1	122,104	1
Below B	38,909	—	62,386	—
Total below investment grade	840,739	5	877,099	4	BB-
	$17,193,799	100	$21,213,509	100

Weighted average composite quality rating					A-

GL 2020 FORM 10-K

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

The overall quality rating of the portfolio is A-, the same as year-end 2019. Fixed maturities rated BBB are 55% of the total portfolio at December 31, 2020, the same as year-end 2019. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending, has no off-balance sheet investments, and has no exposure to European sovereign debt as of December 31, 2020. BBB securities provide the Company with the best risk adjusted capital adjusted returns, largely due to our unique ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Twelve Months Ended December 31,
	2020	2019
Balance at beginning of period	$674,155	$666,061
Downgrades by rating agencies	230,334	154,424
Upgrades by rating agencies	(14,618)	(65,693)
Dispositions	(49,037)	(84,902)
Provision for credit losses	(3,346)	—
Amortization and other	3,251	4,265
Balance at end of period	$840,739	$674,155

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
losses, were 15% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of December 31, 2020. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles. The Company continues to monitor the impact of COVID-19 on the fixed maturity portfolio.

Market Risk Sensitivity. Globe Life's investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the Company’s investment portfolio. Since 95% of the book value of our investments is attributable to fixed maturity investments and these investments are predominately fixed-rate investments, the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio rising, and increases in interest rates cause the fair value to decline. Under normal market conditions, we are not concerned about unrealized losses that are interest rate driven since we would not expect to realize them. Globe Life does not intend to sell the securities prior to maturity and, likely, will not be required to sell the securities prior to recovery of amortized cost. The long-term nature of our insurance policy liabilities and strong operating cash-flow substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, as is permitted by GAAP, these liabilities are not recorded at fair value.

The following table illustrates the market risk sensitivity of our interest-rate sensitive fixed maturity portfolio at December 31, 2020 and 2019. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

	At December 31,
Change in Interest Rates(1)	2020	2019
(200)	$26,976,000	$23,910,000
(100)	23,874,000	21,212,000
0	21,214,000	18,907,000
100	18,926,000	16,930,000
200	16,953,000	15,226,000
(1) In basis points.

GL 2020 FORM 10-K

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

The following table is an analysis of operating expenses for the three years ended December 31, 2020.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2020		2019		2018
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$105,935	2.8	$102,862	2.8	$100,688	2.9
Other employee costs	39,885	1.0	34,947	1.0	35,565	1.0
Information technology costs	45,742	1.2	42,927	1.2	29,286	0.9
Legal costs	11,256	0.3	10,286	0.3	9,187	0.3
Other administrative costs	48,129	1.3	49,299	1.4	49,215	1.4
Total insurance administrative expenses	250,947	6.6	240,321	6.7	223,941	6.5

Parent company expense	9,891		10,260		10,684
Stock compensation expense	35,892		44,843		39,792
Administrative settlements	—		400		3,590
Legal proceedings	3,275		8,358		—
Non-operating expenses	1,033		643		1,578
Total operating expenses, per Consolidated Statements of Operations	$301,038		$304,825		$279,585

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Total insurance administrative expenses increase (decrease) over prior year	$10,626	4.4	$16,380	7.3	$13,351	6.3
Total operating expenses increase (decrease) over prior year	(3,787)	(1.2)	25,240	9.0	22,330	8.7

Total operating expenses decreased 1% since prior year primarily due to lower stock-based compensation costs offset by a 4% increase in insurance administrative expenses. Insurance administrative expenses increased primarily due to higher employee-related expenses, including salary and pension costs. Pension expense increased due to the lower discount rate used to determine net periodic benefit costs in 2020 as compared to 2019. Refer to Note 9—Postretirement Benefits. Legal expense increased due to an increase in regulatory and other compliance matters. The increase in information technology costs reflects investments related to data analytics capabilities, administrative systems modernization, and information security programs. The decrease in stock-based compensation expense was primarily due to fewer performance based equity awards. While insurance administrative expenses were up 4%, they were down as a percentage of premium at 6.6%, compared with 6.7% for the same period in 2019.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed quarterly by management and annually reaffirmed by the Board of Directors. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Parent Company shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. The Board of Directors has authorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders. This past April, the Company announced a temporary postponement of its share repurchase program while it evaluated the expected impact of COVID-19 on the Company’s operations and financial results. Accordingly, the Company did not repurchase shares of Globe Life during the second quarter. The program was reaffirmed by the Board of Directors on August 5, 2020 and the Company resumed its share repurchases at that time, repurchasing shares during the remainder of the year consistent with projected excess cash flow for 2020.

The following table summarizes share purchase activity for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2020		2019		2018
Purchases with:	Shares	Amount	Shares	Amount	Shares	Amount
Share repurchase program	4,459	$380,112	3,932	$350,080	4,406	$371,794
Option proceeds	676	63,754	1,209	109,489	571	49,955
Total	5,135	$443,866	5,141	$459,569	4,977	$421,749

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

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Parent Company Liquidity. Cash flows from the insurance subsidiaries are used to pay interest and principal repayments on Parent Company debt, operating expenses of the Parent Company, and Parent Company dividends to Globe Life shareholders.

	Year Ended December 31,
	Projected 2021	2020	2019	2018
Liquidity Sources:
Dividends from Subsidiaries	$440,000	$485,871	$479,988	$448,142
Excess Cash Flows	345,000	387,606	374,232	349,243

For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 12—Shareholders' Equity. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a credit facility. At December 31, 2020, the Parent Company had access to $290 million of invested cash, net intercompany receivables and other liquid assets. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a line of credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While Globe Life can request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. As of December 31, 2020, we had available $360 million of additional borrowing capacity under this facility, compared with $310 million a year earlier. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. Globe Life has consistently been able to issue commercial paper as needed during the three years ended December 31, 2020. As discussed in Note 11—Debt, on August 24, 2020, Globe Life entered into a new 3 year credit agreement, replacing the prior agreement that was due on May 17, 2021 with similar terms.

Under the prior credit agreement with a maturity date of May 17, 2021, the participating lenders agreed to make revolving loans to Globe. The amendment also allowed for an additional $100 million term loan to be issued under the facility rate structure. The term loan was issued during 2016. On July 31, 2020, the Company paid down the remaining principal balance of $82.5 million plus $101 thousand in interest on the 5-year $100 million term loan.

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

As of December 31, 2020, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

Should access to the regular commercial paper market become unavailable, the Company does qualify to participate in the Federal government's new Commercial Paper Funding Facility established under the CARES Act on March 17, 2020. Under this facility, the Company is able to issue up to $432.5 million at any time through March 31, 2021. For detailed information about this line of credit facility, see the Commercial Paper section of Note 11—Debt.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The Parent Company expects to have readily available funds for 2021 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing.

As noted above, the Parent Company had access to $290 million of liquid assets available at the end of the fourth quarter of 2020. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries due to adverse impacts of COVID-19.

Consolidated Liquidity. Consolidated net cash inflows provided from continuing operations were $1.48 billion in 2020, compared with $1.35 billion in 2019. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities in the amount of $416 million in 2020, compared with $840 million in 2019. As noted under the caption Credit Facility in Note 11, the Parent Company has in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $203 million at the end of 2020 compared with $114 million at the end of 2019. In addition to these liquid assets, the entire $21.2 billion (fair value at December 31, 2020) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities until recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Off-Balance Sheet Arrangements. As a part of the credit facility, Globe Life has stand-by letters of credits. These letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Globe Life to obtain third-party financing, which could cause an insignificant increase in financing costs. On November 25, 2020, the letters of credit were amended to reduce the amount outstanding from $150 million as of December 31, 2019 to $135 million at December 31, 2020.

As of December 31, 2020, we had no unconsolidated affiliates and no guarantees of the obligations of third party entities. All of the Parent Company's guarantees were guarantees of the performance of consolidated subsidiaries, as disclosed in Note 6—Commitments and Contingencies. As of December 31, 2020, we had $47 million in unfunded commitments to commercial mortgage loan borrowers. See Note—1 for further information.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The following table presents information about future payments under our contractual obligations for the selected periods as of December 31, 2020.

Contractual Obligations
(Dollar amounts in thousands)

	Actual Liability	Total Payments	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Fixed and determinable:
Debt—principal(1)	$1,922,804	$1,945,612	$255,000	$315,612	$—	$1,375,000
Debt—interest(2)	15,804	1,213,275	77,418	139,159	117,188	879,510
Capital leases	—	—	—	—	—	—
Operating leases	21,013	28,615	5,307	7,716	4,769	10,823
Purchase obligations(3)	161,503	413,399	66,439	98,274	20,144	228,542
Postretirement obligations(4)	262,936	346,662	26,037	58,478	66,301	195,846
Future insurance obligations(5)	15,243,536	60,426,807	1,801,789	3,389,469	3,257,900	51,977,649
Total	$17,627,596	$64,374,370	$2,231,990	$4,008,708	$3,466,302	$54,667,370

(1)Debt is itemized in Note 11—Debt.
(2)Interest on debt is based on our fixed contractual obligations.
(3)Purchase obligations include various long-term non-cancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests.
(4)Pension obligations are primarily liabilities in trust funds that are calculated in accordance with the terms of the pension plans. They are offset by invested assets in the trusts, which are funded through periodic contributions by Globe Life in a manner which will provide for the settlement of the obligations as they become due. Therefore, our obligations are offset by those assets when reported on Globe Life's Consolidated Balance Sheets. At December 31, 2020 these pension obligations were $763 million, offset by assets of $530 million in the pension assets. The schedule of pension benefit payments covers ten years and is based on the same assumptions used to measure the pension obligations, except there is no interest assumption because the payments are undiscounted. Please refer to Note 9—Postretirement Benefits for more information on pension obligations.
(5)Future insurance obligations consist primarily of estimated future contingent benefit payments on policies in force at December 31, 2020. These estimated payments were computed using assumptions for future mortality, morbidity and persistency. The actual amount and timing of such payments may differ significantly from the estimated amounts shown. The Company concludes that the assets supporting the liability of $15 billion at December 31, 2020, along with future premiums and investment income, will be sufficient to fund all future insurance obligations.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility), long-term debt, and shareholders’ equity.

Debt: The carrying value of the long-term debt was $1.7 billion at December 31, 2020, increase from $1.3 billion a year earlier. In September 2020, the Company completed the issuance of $400 million 2.15% Senior Notes due 2030. A complete analysis and description of long-term debt issues outstanding is presented in Note 11—Debt.

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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2020, Globe Life targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company concludes that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. As of December 31, 2020, our consolidated Company Action Level RBC ratio was 309%.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

For 2021, Globe Life is targeting a consolidated Company Action Level RBC ratio in the range of 300% to 320%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries, and has sufficient liquidity available to provide additional capital if necessary. We continue to monitor for potentially-adverse COVID-19 effects, such as higher policyholder claims, downgrades of fixed income securities within our investment portfolio, and additional credit losses.

Shareholder's Equity: As noted under the caption Analysis of Share Purchases within this report, we have an ongoing share repurchase program.

Globe Life has continually increased the quarterly dividend on its common shares over the past three years.

	Year Ended December 31,
	Projected 2021	2020	2019	2018
Quarterly dividend by annual year	$0.1975	$0.1875	$0.1725	$0.1600

Shareholders’ equity was $8.8 billion at December 31, 2020, compared with $7.3 billion at December 31, 2019, an increase of $1.5 billion or 20%. Since December 31, 2019, shareholders’ equity increased by $1.2 billion in after-tax unrealized gains in the fixed-maturity portfolio as interest rates decreased over the period as well as $732 million of net income during this period. Shareholders' equity was reduced by $380 million in share purchases under the repurchase program and an additional $64 million in share purchases to offset the dilution from stock option exercises.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Possible uses of excess cash flow include, but are not limited to, share repurchases, acquisitions, increases in shareholder dividends, investment in securities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that targeted capital levels are maintained in our insurance subsidiaries. If market conditions are favorable, we currently expect that share repurchases will continue to be a primary use of those funds.

We maintain a significant available-for-sale fixed maturity portfolio to support our insurance policy liabilities. Current accounting guidance requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio can result from changes in market rates and liquidity in financial markets. While a majority of invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as that of assets, with changes in value applied directly to shareholders’ equity.

Due to the size of our policy liabilities in relation to our shareholders’ equity, an inconsistency exists in measurement, which may have a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios which would be essentially removed if interest-bearing liabilities were valued in the same manner as assets. Due to the long-term nature of our fixed maturities and liabilities and the strong cash flows consistently generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by market rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

GL 2020 FORM 10-K

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

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	December 31, 2020		December 31, 2019		December 31, 2018
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$21,213,509	$4,019,710	$18,907,147	$2,491,371	$16,297,932	$544,461
Deferred acquisition costs(2)	4,595,444	(5,955)	4,341,941	(7,488)	4,137,925	(5,270)
Total assets	29,046,731	4,013,755	25,977,460	2,483,883	23,095,722	539,191
Short-term debt	254,918	—	298,738	—	307,848	—
Long-term debt	1,667,886	—	1,348,988	—	1,357,185	—
Shareholders' equity	8,771,092	3,170,866	7,294,307	1,962,268	5,415,177	425,961

Book value per diluted share	83.19	30.07	66.02	17.76	48.11	3.79
Debt to capitalization(3)	18.0%	(7.6)%	18.4%	(5.2)%	23.5%	(1.5)%

Diluted shares outstanding	105,429		110,494		112,561
Actual shares outstanding	103,797		107,720		110,693
(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following table presents these ratings for our five largest insurance subsidiaries at December 31, 2020.

	Standard & Poor’s	A.M. Best
Liberty National Life Insurance Company	AA-	A
Globe Life And Accident Insurance Company	AA-	A
United American Insurance Company	AA-	A
American Income Life Insurance Company	AA-	A
Family Heritage Life Insurance Company of America	NR	A

A.M. Best states that it assigns an A (Excellent) rating to insurance companies that have, in its opinion, an excellent ability to meet their ongoing insurance obligations.

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

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

OTHER ITEMS

Litigation. For more information concerning litigation, please refer to Note 6—Commitments and Contingencies.

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

Approximately 90% of our liabilities for future policy benefits at December 31, 2020 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies.

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

Over 99% of our recorded amounts for deferred acquisition costs at December 31, 2020 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2020.

Less than 1% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts.

Policy Claims and Other Benefits Payable. This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to us. The estimate of unreported claims is based on prior experience and is made after careful evaluation of all information available to us. However, the factors upon which these estimates are based can be subject to change from historical patterns. Factors involved include the litigation environment, regulatory mandates, and the introduction of policy types for which claim patterns are not well established, and medical trend rates and medical cost inflation as they affect our health claims. Changes in these estimates, if any, are reflected in the earnings of the period in which the adjustment is made. The Company concludes that the estimates used to produce the liability for claims and other benefits, including the estimate of unsubmitted claims, are the most appropriate under the circumstances. However, there is no certainty that the resulting stated liability will be our ultimate obligation. At this time, we do not expect any change in this estimate to have a material impact on earnings or financial position consistent with our historical experience.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
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

Investments: Allowance for Credit Losses. We continually monitor our investment portfolio for investments where fair value has declined below carrying value to determine if a credit loss event has occurred. When a credit event does occur, an allowance for credit loss is recorded and the corresponding provision is recognized in the Consolidated Income Statement in Realized Gains or Losses. Non-credit related fluctuations in the fair value are recorded in Other Comprehensive Income. The policies and procedures that we use to evaluate and account for allowance for credit losses are disclosed in Note 1—Significant Accounting Policies and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an allowance for credit loss, it is difficult to predict the future prospects of a distressed or impaired security.

GL 2020 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Defined benefit pension plans. We maintain funded defined benefit plans covering most full-time employees. We also have an unfunded nonqualified defined benefit plan covering a limited number of officers. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2020, our gross liability under these plans was $763 million, but was offset by assets of $530 million.

The actuarial assumptions used in determining our obligations/expenses for pensions include: employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. Additionally, a corridor approach is used to amortize any unrecognized gains or losses outside the corridor (the standard 10% of the greater of plan PBO and fair value assets) and have an amortization service period of approximately 9 years. These assumptions have an important effect on the pension obligation. A decrease in the discount rate will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2020 and projected benefit obligation as of December 31, 2020.

Pension Assumptions
(Dollar amounts in thousands)

Assumption	Change(1)	Impact on Expense	Impact on Projected Benefit Obligation

Discount Rate(2):
Increase	25	$(4,063)	$(30,402)
Decrease	(25)	4,306	32,357
Expected Return(3):
Increase	25	(1,211)	—
Decrease	(25)	1,211	—
(1)In basis points.
(2)The discount rate for determining the net periodic benefit cost was 3.49% for 2020. The discount rate used for determining the projected benefit obligation as of December 31, 2020 was 2.92%.
(3)The expected long-term return rate assumed was 6.67%.

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

GL 2020 FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements Index

GL 2020 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globe Life Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investments in Fixed Maturities Classified as Available for Sale — Significant Unobservable Inputs - Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

Investments in fixed maturities classified as available for sale are reported at fair value in the financial statements. The investments without readily determinable market values are valued using significant unobservable inputs such as credit ratings and discount rates. The balance of investments without readily determinable market values was $799 million as of December 31, 2020. These inputs involve considerable judgment by management.

GL 2020 FORM 10-K

We identified investments in fixed maturities classified as available for sale without readily determinable market values as a critical audit matter because of the unobservable inputs used by management to estimate fair value. Auditing these inputs required especially subjective judgment and required the involvement of our fair value specialists to fully evaluate them.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the unobservable inputs used by management to estimate the fair value of investments in fixed maturities classified as available for sale included the following, among others:
•We tested the effectiveness of controls over investments in fixed maturities classified as available for sale, including management’s controls over the determination of unobservable inputs and fair value.
•We tested the accuracy and completeness of underlying data used in the determination of the fair value (e.g., investments owned at the balance sheet date and relevant security attributes).
•With the assistance of our fair value specialists, we developed independent estimates of fair value for a selection of securities and compared our estimates to management’s estimates.

Future Policy Benefits and Amortization of Deferred Acquisition Costs — Certain Underlying Assumptions - Refer to Note 1 to the Financial Statements

Critical Audit Matter Description

The Company’s management sets assumptions in (1) recording a liability for policy benefit payments that will be made in the future (future policy benefits) and (2) determining amortization of deferred acquisition costs. The most significant assumptions include mortality, morbidity, and persistency. Assumptions are determined based upon published studies and analysis of Company specific experience, adjusted for changes in exposure and other relevant factors. Given the inherent uncertainty of these significant assumptions, auditing the development of such assumptions involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the assumptions used in the development of future policy benefits and the amortization of deferred acquisition costs included the following, among others:
•We tested the effectiveness of controls over the assumption development process and the valuation of future policy benefits.
•We tested the underlying data used in the development of the assumptions as well as in the determination of the liability for future policy benefits and the amortization of deferred acquisition costs.
•We evaluated management’s selected actuarial assumptions, including testing the accuracy and completeness of the supporting experience studies.
•With the assistance of our actuarial specialists, we evaluated management’s judgments regarding the assumptions used in the development of future policy benefits and the amortization of deferred acquisition costs.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 25, 2021

We have served as the Company’s auditor since 1999.

GL 2020 FORM 10-K

Globe Life Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2020	2019
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2020—$17,197,145; 2019—$16,415,776, allowance for credit losses: 2020— $3,346; 2019— $0)	$21,213,509	$18,907,147
Policy loans	584,379	575,492
Other long-term investments (includes: 2020—$385,038; 2019—$185,851 under the fair value option)	546,981	326,347
Short-term investments	107,782	38,285
Total investments	22,452,651	19,847,271
Cash	94,847	75,933
Accrued investment income	248,991	245,129
Other receivables	474,180	441,662
Deferred acquisition costs	4,595,444	4,341,941
Goodwill	441,591	441,591
Other assets	739,027	583,933
Total assets	$29,046,731	$25,977,460
Liabilities:
Future policy benefits	$15,243,536	$14,508,134
Unearned and advance premium	61,728	63,709
Policy claims and other benefits payable	399,507	365,402
Other policyholders' funds	97,968	96,282
Total policy liabilities	15,802,739	15,033,527
Current and deferred income taxes	1,833,723	1,476,832
Short-term debt	254,918	298,738
Long-term debt (estimated fair value: 2020—$1,871,754; 2019—$1,473,364)	1,667,886	1,348,988
Other liabilities	716,373	525,068
Total liabilities	20,275,639	18,683,153
Commitments and Contingencies (Note 6)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2020 and 2019	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2020—113,218,183 issued; 2019— 117,218,183 issued)	113,218	117,218
Additional paid-in-capital	527,435	531,554
Accumulated other comprehensive income (loss)	3,029,244	1,844,830
Retained earnings	5,874,109	5,551,329
Treasury stock, at cost: (2020—9,420,699 shares; 2019—9,497,940 shares)	(772,914)	(750,624)
Total shareholders' equity	8,771,092	7,294,307
Total liabilities and shareholders' equity	$29,046,731	$25,977,460

See accompanying Notes to Consolidated Financial Statements.

GL 2020 FORM 10-K

Globe Life Inc.
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Life premium	$2,672,804	$2,517,784	$2,406,555
Health premium	1,141,097	1,077,346	1,015,339
Other premium	4	4	12
Total premium	3,813,905	3,595,134	3,421,906

Net investment income	927,062	910,459	882,512
Realized gains (losses)	(4,371)	20,621	(1,804)
Other income	1,325	1,318	1,137
Total revenue	4,737,921	4,527,532	4,303,751

Benefits and expenses:
Life policyholder benefits	1,809,373	1,638,053	1,591,790
Health policyholder benefits	733,481	687,764	649,188
Other policyholder benefits	30,030	31,532	34,264
Total policyholder benefits	2,572,884	2,357,349	2,275,242

Amortization of deferred acquisition costs	575,770	551,726	516,690
Commissions, premium taxes, and non-deferred acquisition costs	304,841	298,047	278,487
Other operating expense	301,038	304,825	279,585
Interest expense	86,704	84,306	90,076
Total benefits and expenses	3,841,237	3,596,253	3,440,080

Income before income taxes	896,684	931,279	863,671
Income tax benefit (expense)	(164,911)	(170,397)	(162,161)
Income from continuing operations	731,773	760,882	701,510

Income (loss) from discontinued operations, net of tax	—	(92)	(44)
Net income	$731,773	$760,790	$701,466

Basic net income (loss) per common share:
Continuing operations	$6.90	$6.97	$6.22
Discontinued operations	—	—	—
Total basic net income per common share	$6.90	$6.97	$6.22

Diluted net income (loss) per common share:
Continuing operations	$6.82	$6.83	$6.09
Discontinued operations	—	—	—
Total diluted net income per common share	$6.82	$6.83	$6.09

See accompanying Notes to Consolidated Financial Statements.

GL 2020 FORM 10-K

Globe Life Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$731,773	$760,790	$701,466

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,493,200	1,959,596	(1,426,581)
Other reclassification adjustments included in net income	32,809	(13,837)	(1,758)
Foreign exchange adjustment on securities recorded at fair value	2,330	1,151	(1,424)
Unrealized gains (losses) on securities	1,528,339	1,946,910	(1,429,763)

Unrealized gains (losses) on other investments	(18,306)	11,255	(5,155)
Total unrealized investment gains (losses)	1,510,033	1,958,165	(1,434,918)
Less applicable tax (expense) benefit	(317,111)	(411,213)	301,327
Unrealized gains (losses) on investments, net of tax	1,192,922	1,546,952	(1,133,591)

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	1,533	(2,218)	5,549
Less applicable tax (expense) benefit	(321)	465	(1,165)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	1,212	(1,753)	4,384

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	14,230	7,042	(12,417)
Less applicable tax (expense) benefit	(2,986)	(1,479)	2,610
Foreign exchange translation adjustments, other than securities, net of tax	11,244	5,563	(9,807)

Pension:
Amortization of pension costs	16,632	8,474	15,095
Plan amendments	—	—	(2,377)
Experience gain (loss)	(43,169)	(40,636)	30,591
Pension adjustments	(26,537)	(32,162)	43,309
Less applicable tax (expense) benefit	5,573	6,755	(9,094)
Pension adjustments, net of tax	(20,964)	(25,407)	34,215

Other comprehensive income (loss)	1,184,414	1,525,355	(1,104,799)
Comprehensive income (loss)	$1,916,187	$2,286,145	$(403,333)

See accompanying Notes to Consolidated Financial Statements.

GL 2020 FORM 10-K

Globe Life Inc.
Consolidated Statements of Shareholders' Equity
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Year Ended December 31, 2018
Balance at December 31, 2017	$—	$124,218	$508,476	$1,424,274	$4,806,208	$(631,755)	$6,231,421
Adoption of ASU 2016-01	—	—	—	—	4,896	—	4,896
Balance at January 1, 2018	—	124,218	508,476	1,424,274	4,811,104	(631,755)	6,236,317
Comprehensive income (loss)	—	—	—	(1,104,799)	701,466	—	(403,333)
Common dividends declared ($0.64 per share)	—	—	—	—	(71,941)	—	(71,941)
Acquisition of treasury stock	—	—	—	—	—	(421,749)	(421,749)
Stock-based compensation	—	—	28,836	—	(1,803)	12,759	39,792
Exercise of stock options	—	—	—	—	(24,811)	60,902	36,091
Retirement of treasury stock	—	(3,000)	(12,898)	—	(200,547)	216,445	—
Balance at December 31, 2018	—	121,218	524,414	319,475	5,213,468	(763,398)	5,415,177

Year Ended December 31, 2019
Adoption of ASU 2016-02	—	—	—	—	(392)	—	(392)
Balance at January 1, 2019	—	121,218	524,414	319,475	5,213,076	(763,398)	5,414,785
Comprehensive income (loss)	—	—	—	1,525,355	760,790	—	2,286,145
Common dividends declared ($0.69 per share)	—	—	—	—	(75,060)	—	(75,060)
Acquisition of treasury stock	—	—	—	—	—	(459,569)	(459,569)
Stock-based compensation	—	—	25,132	—	(6,817)	26,528	44,843
Exercise of stock options	—	—	—	—	(51,892)	135,055	83,163
Retirement of treasury stock	—	(4,000)	(17,992)	—	(288,768)	310,760	—
Balance at December 31, 2019	—	117,218	531,554	1,844,830	5,551,329	(750,624)	7,294,307

Year Ended December 31, 2020
Adoption of ASU 2016-13(1)	—	—	—	—	(454)	—	(454)
Balance at January 1, 2020	—	117,218	531,554	1,844,830	5,550,875	(750,624)	7,293,853
Comprehensive income (loss)	—	—	—	1,184,414	731,773	—	1,916,187
Common dividends declared ($0.75 per share)	—	—	—	—	(79,067)	—	(79,067)
Acquisition of treasury stock	—	—	—	—	—	(443,866)	(443,866)
Stock-based compensation	—	—	14,410	—	(482)	21,964	35,892
Exercise of stock options	—	—	—	—	(26,908)	75,001	48,093
Retirement of treasury stock	—	(4,000)	(18,529)	—	(302,082)	324,611	—
Balance at December 31, 2020	$—	$113,218	$527,435	$3,029,244	$5,874,109	$(772,914)	$8,771,092
(1)Adoption of Accounting Standard Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. See further discussion in Note 1—Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements.

GL 2020 FORM 10-K

Globe Life Inc.
Consolidated Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$731,773	$760,790	$701,466
Adjustments to reconcile net income from continuing operations to cash provided from continuing operations:
Loss (income) from discontinued operations, net of income taxes	—	92	44
Increase (decrease) in future policy benefits	798,936	661,567	664,997
Increase (decrease) in other policy benefits	33,810	15,900	17,134
Deferral of policy acquisition costs	(822,985)	(753,661)	(699,551)
Amortization of deferred policy acquisition costs	575,770	551,726	516,690
Change in current and deferred income taxes	88,157	68,588	69,369
Realized (gains) losses	4,371	(20,621)	1,804
Other, net	66,602	62,194	4,463
Net cash provided from (used for) continuing operations	1,476,434	1,346,575	1,276,416
Net cash provided from (used for) discontinued operations	—	17,299	1,231
Cash provided from (used for) operating activities	1,476,434	1,363,874	1,277,647

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	52,681	79,108	32,021
Fixed maturities available for sale—matured or other redemptions	416,321	840,222	343,712
Other long-term investments	42,990	5,134	477
Total investments sold or matured	511,992	924,464	376,210
Acquisition of investments:
Fixed maturities—available for sale	(1,262,434)	(1,552,956)	(1,155,539)
Other long-term investments	(266,230)	(123,332)	(93,631)
Total investments acquired	(1,528,664)	(1,676,288)	(1,249,170)
Net (increase) decrease in policy loans	(8,887)	(25,426)	(20,537)
Net (increase) decrease in short-term investments	(69,497)	34,003	63,783
Additions to properties	(41,756)	(42,203)	(45,092)
Other investing activities	(7,051)	32	1,987
Investments in low-income housing interests	(37,867)	(23,893)	(23,404)
Cash provided from (used for) investing activities	(1,181,730)	(809,311)	(896,223)

Cash provided from (used for) financing activities:
Issuance of common stock	48,093	83,163	36,091
Cash dividends paid to shareholders	(78,192)	(74,188)	(71,421)
Repayment of debt	(386,875)	(6,875)	(327,762)
Proceeds from issuance of debt	700,000	—	550,000
Payment for debt issuance costs	(5,844)	—	(6,969)
Net borrowing (repayment) of commercial paper	(34,445)	(11,610)	(22,719)
Acquisition of treasury stock	(443,866)	(459,569)	(421,749)
Net receipts (payments) from deposit-type products	(72,928)	(121,429)	(126,991)
Cash provided from (used for) financing activities	(274,057)	(590,508)	(391,520)

Effect of foreign exchange rate changes on cash	(1,733)	(9,148)	12,559
Net increase (decrease) in cash	18,914	(45,093)	2,463
Cash at beginning of year	75,933	121,026	118,563
Cash at end of year	$94,847	$75,933	$121,026
See accompanying Notes to Consolidated Financial Statements.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: (Globe Life), (the Company), refer to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and Globe Life Inc. subsidiaries and affiliates. Globe Life Inc.'s direct or indirect primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company. The underwriting companies are owned by their ultimate corporate parent, Globe Life Inc. (the Parent Company).

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into four reportable segments: life insurance, supplemental health insurance, annuities, and investments.

Basis of Presentation: The accompanying consolidated financial statements of Globe Life have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), under guidance issued by the Financial Accounting Standards Board (FASB). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the results of Globe Life Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. When Globe Life acquires a subsidiary or a block of business, the assets acquired and the liabilities assumed are measured at fair value at the acquisition date. Any excess of acquisition cost over the fair value of net assets is recorded as goodwill. Expenses incurred to effect the acquisition are charged to earnings as of the acquisition date. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

Globe Life accounts for its variable interest entities (VIEs) under accounting guidance which clarifies the definition of a variable interest and the instructions for consolidating VIEs. Only primary beneficiaries are required or allowed to consolidate VIEs. The investments are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Globe Life's involvement is limited to its limited partnership interest in the entities. The Company has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value. The Company has approximately 1% of total assets in low-income housing tax credits and certain limited partnerships (investment funds) that qualify as unconsolidated VIEs.

Discontinued Operations: When a component of Globe Life's business is sold or expected to be sold during the ensuing year, the Company considers whether the criteria of ASC 205-20, Discontinued Operations, have been met, which includes evaluating if the disposal of a component represents a strategic shift that has, or will have, a major effect on the Company. If the disposal meets the criteria for discontinued operations, the assets and liabilities are segregated and recorded in the Consolidated Balance Sheets as "Assets and Liabilities related to discontinued operations" for all periods presented. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The results of operations for the discontinued component are reported in "Income from discontinued operations, net of tax" in the Consolidated Statements of Operations for current and prior periods. Discontinued operations are reported commencing in the period in which the business is either disposed of or meets the accounting criteria for discontinued operations, including any gain or loss recognized on the sale or adjustment of the carrying amount to the estimated fair value less cost to sell.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
In 2016, Globe Life sold one of its operating segments, Medicare Part D. The financial results of this business are excluded from the Company's continuing operations including the Notes to the Consolidated Financial Statements. The Company received final settlement related to the assets and liabilities of the discontinued operations in 2019.

Investments: Globe Life classifies all of its fixed maturity investments as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of taxes, reflected directly in accumulated other comprehensive income (AOCI). Income from investments is recorded in "Net investment income" on the Consolidated Statements of Operations. Gains and losses from sales, maturities, or other redemptions of investments are recorded in "Realized gains (losses)". Interest income and prepayment fees are recognized when earned. Premiums and discounts are amortized using the effective yield method. When amortized cost of a callable debt security exceeds the first call price, the premium is amortized to the earliest call date. Otherwise, the period of amortization or accretion generally extends from the purchase date to the maturity date.

"Policy loans", which represent loans provided to policyholders using cash values as collateral, are carried at unpaid principal balances. "Other long-term investments" include limited partnerships, commercial mortgage loan participations ("commercial mortgage loans"), equity securities, and real estate. Investments in equity securities are reported at fair value with changes in fair value, net of taxes, reflected directly in "Realized gains (losses)" in the Consolidated Statements of Operations. Investments in real estate are reported at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life. Investments in limited partnerships consist of low-income housing tax credits and investment funds. Low-income housing tax credits are discussed further below.

The investment funds consist of limited partnerships whereby the Company has a pro-rata share of ownership ranging from less than 1% to 20%. For each investment, the Company has elected the fair value option, but would have been otherwise accounted for as an equity method investment. The fair value option is assessed for each individual investment and concluded at the inception of the investment. Additionally, each investment is evaluated under applicable GAAP to determine if it is a variable interest entity and would qualify for consolidation; none of these investments qualify for consolidation as the Company is not the primary beneficiary.

The investments are reported at the Company's pro-rata share of the investment fund's net asset value or its equivalent (NAV), as a practical expedient for fair value. Operating results provided by the partnerships can be on a lag up to 3 months. Changes in the net asset value are recorded in "Realized gains (losses)" on the Consolidated Statements of Operations. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. Periodic distributions are recorded in net investment income until cumulative distributions exceed our pro-rata share of cumulative operating earnings at which point the distributions will reduce carrying value. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. The Company had $227 million of capital called during the year from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $435 million as of December 31, 2020.

Commercial mortgage loan participations, a type of investment where the mortgage loan is shared among investors, are accounted for as financing receivables. The commercial mortgage loans are managed by a third-party. The Company purchased the legal rights to interests in commercial mortgage loans which are secured by transitional properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of three years with the option to extend up to two years. The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses. Interest income, net of the amortization of origination fees, is recorded in "Net Investment Income" under the effective yield method. Our unfunded commitment balance to the commercial loan borrowers was $47 million as of December 31, 2020.

"Short-term investments" include investments in interest-bearing assets with original maturities of twelve months or less. Gains and losses realized on the disposition of investments are determined on a specific identification basis.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements, Investments in Securities: Globe Life measures the fair value of its "fixed maturities" based on a hierarchy consisting of three levels which indicate the quality of the fair value measurements as described below:

•Level 1—fair values are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
•Level 2—fair values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that can otherwise be corroborated by observable market data.
•Level 3—fair values are based on inputs that are considered unobservable where there is little, if any, market activity for the asset or liability as of the measurement date. In this circumstance, the Company has to rely on values derived by independent brokers or internally-developed assumptions. Unobservable inputs are developed based on the best information available to the Company which may include the Company’s own data or bid and ask prices in the dealer market.

Net Asset Value—Certain investments, such as investment funds, that are measured at fair value using the net asset value per share or its equivalent, as a practical expedient, have not been classified in the fair value hierarchy. The net asset value is usually provided by general partners or managers.

The great majority of Globe Life's "fixed maturities" are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2020, the Company's investments in fixed maturities were primarily composed of the following significant security types: corporate securities, state and municipal securities, U.S. government direct, guaranteed, and government-sponsored enterprises securities. The remaining security types represented approximately 1% of the total in the aggregate.

Approximately 97% of the fair value of "fixed maturities" reported at December 31, 2020 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers, but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

For all asset classes within Globe Life's significant security types, third-party pricing services use a common valuation technique to model the price of the investments using observable market data. The foundation for these models consists of developing yield spreads based on multiple observable market inputs, including but not limited to: benchmark yield curves, actual trading activity, new issue yields, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, sector-specific data, economic data, and other inputs that are corroborated in the market. Pricing vendors monitor and review their pricing data continuously with current market and economic data feeds, augmented by ongoing communication within the dealer community.

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

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
When third-party vendor prices are not available, the Company attempts to obtain valuations from other sources, including but not limited to broker/dealers, broker quotes, and prices on comparable securities.

When valuations have been obtained for all securities in the portfolio, management reviews and analyzes the prices to ensure their reasonableness, taking into account available and observable information. When two or more valuations are available for a security and the variance between the prices is 10% or less, the close correlation suggests similar observable inputs were used in deriving the price, and the mean of the prices is used. Securities valued in this manner are classified as Level 2. When the variance between two or more valuations for a security exceeds 10%, additional analysis is performed to determine the most appropriate value for that security, using resources such as broker quotes, prices on comparable securities, recent trades, and any other observable market data. Further review is performed on the available valuations to determine if they can be corroborated within reasonable tolerance to any other observable evidence. If one of the valuations or the mean of the available valuations for a security can be corroborated with other observable evidence, then the corroborated value is used and reported as Level 2. The Company uses information and analytical techniques deemed appropriate for determining the point within the range of reasonable fair value estimates that is most representative of fair value under current market conditions. Valuations that cannot be corroborated within a reasonable tolerance are classified as Level 3.

Globe Life invests in a portfolio of private placement fixed maturities that are not actively traded. This portfolio is managed by third-parties. The portfolio managers provide valuations for the bonds based on a pricing matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If observable inputs cannot be corroborated, the fair values are classified as Level 3. Refer to Note 4—Investments under the caption Quantitative Information about Level 3 Fair Value Measurements.

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements, and Note 9—Postretirement Benefits under the caption Pension Assets.

Fair Value Measurements, Other Financial Instruments: Fair values for cash and cash equivalents, short-term investments, short-term debt, receivables, and payables approximate carrying value. Cash and cash equivalents are classified as Level 1. Fair values of commercial mortgage loans are determined based upon expected cash flows discounted at an appropriate risk-adjusted rate and are classified as Level 3. The fair value of investments in limited partnerships that provide low-income housing tax credits is based on discounted projected cash flows and are classified as Level 3. Policy loans are an integral part of Globe Life's subsidiaries’ life insurance policies in force and their fair values cannot be valued separately from the insurance contracts. Investment funds are based on net asset value and are excluded from the fair value hierarchy.

The fair values of Globe Life's long and short term debt issues are based on the same methodology as investments in fixed maturities. At December 31, 2020, observable inputs were available for these debt securities and as such were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2020 is disclosed in Note 11—Debt.
As described in Note 9—Postretirement Benefits, Globe Life maintains a nonqualified supplemental retirement plan. Accordingly, the assets that support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of corporate-owned life insurance policies (COLI) and exchange traded funds (ETFs). The fair value of the insurance cash values approximates carrying value. Fair values for the ETFs are derived from direct quotes and are considered Level 1 in the fair value hierarchy.

Current Expected Credit Loss Reserve (CECL adoption): On January 1, 2020, the Company adopted ASU 2016-13, replacing the GAAP "incurred loss" model with a new methodology referred to as current expected credit losses (CECL). The previous methodology delayed recognition of credit losses until it was probable that a loss had incurred, ultimately resulting in fewer instances of losses being recorded in earnings. The new CECL methodology

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
is forward looking—encompassing relevant information about historical experience, current conditions, as well as reasonable and supportable forecasts that affect the collectability of a reported amount.

The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. Upon adoption, the standard affected the Company's commercial mortgage loans ("Other long-term investments") and agent debit balances ("Other receivables"). The Company adopted the standard using the modified retrospective method.

The Company recorded a cumulative effect adjustment, net of tax, of $454 thousand to retained earnings, consisting of $265 thousand and $189 thousand for commercial mortgage loans and agent debit balances, respectively. Refer to the table below for pre-tax amounts and Note 4—Investments for additional details.

	As reported on December 31, 2019	Pre-tax impact of adoption	As reported on January 1, 2020
Assets:
Commercial mortgage loans	$137,692	$(335)	$137,357
Agent debit balances	423,877	(240)	423,637

In addition, the standard made changes to the accounting for available-for-sale debt securities through the removal of "other-than-temporary-impairment" (OTTI) write downs and replaced them with an allowance for credit losses. The new methodology will allow the Company to record reversals of credit losses in situations where the estimate of credit losses declines through current period net income ("Realized gains (losses)").

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

Current Expected Credit Loss Reserve (fixed maturities): At the onset of the evaluation, the Company individually assesses each fixed maturity, on a quarterly basis, to determine whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria are met, the Company will write down the fixed maturity's amortized cost basis to fair value through "Realized gains (losses)".

If neither of the aforementioned criteria are met, the Company will evaluate whether the decline in fair value has resulted from a credit event. The Company will evaluate many factors, as further described below, to determine the present value of the expected cash flows. A credit loss occurs when the present value of the expected cash flows is less than the amortized cost basis. This will result in the recording of an allowance for credit losses as a contra asset account to the amortized cost basis with an offsetting provision for credit losses in "Realized gains (losses)" on the Consolidated Statements of Operations. Additionally, the CECL methodology includes a fair value floor where the allowance for credit loss for a security cannot exceed the difference between fair value and amortized cost. When it is determined that there is not a credit loss, the decline in fair value is recognized in Other comprehensive income.

All changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses recorded to the allowance for credit losses are management's best estimate of the uncollectibility of principal and interest of a fixed maturity.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The evaluation of Globe Life's securities for credit losses is a process that is undertaken at least quarterly and is overseen by a team of investment and accounting professionals. The process for making this determination is highly subjective and involves the careful consideration of many factors. The factors considered include, but are not limited to:

•The Company’s lack of intent to sell the debt security before recovery;
•Whether it is more likely than not the Company will be required to sell prior to maturity;
•The reason(s) for the credit related losses;
•The financial condition of the issuer and the prospects for recovery in fair value of the security;
•Expected future cash flows.

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

Current Expected Credit Loss Reserve (commercial mortgage loans): Effective January 1, 2020, the Company evaluates the performance and credit quality of the commercial mortgage loan portfolio at least on a quarterly basis, or as needed, by utilizing common metrics such as loan-to-value or debt-service ratios as well as covenants, local market conditions, borrower quality, and underlying collateral. The fair value of the underlying collateral is based on a third-party appraisal of the property at origination of the loan. The fair value is assessed on an annual basis or more frequently when a loan is materially underperforming, 30 days delinquent, or in technical default. The Company determines the probability of estimated losses for the commercial mortgage loan portfolio on a pool basis each quarter and records an allowance. The allowance for credit losses is based on estimates, historical experience, probability of loss, value of the underlying collateral, and macro factors that affect the collectability of the loan. Each loan within the pool is assigned a risk rating (credit quality indicator) of low, medium, and high based on risk and expected future performance. A loan that is assigned as high risk would have a higher probability of a potential principal loss. The assigned risk category and the estimated loss rate is adjusted each quarter for current and forecasted economic factors management believes are relevant.

GL 2020 FORM 10-K

Globe Life Inc.
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

Cash: "Cash" consists of balances on hand and on deposit in banks and financial institutions.

Accrued investment income: "Accrued investment income" consists of interest income or dividends earned on the investment portfolio, but which are yet to be received as of the balance sheet date. The Company will write-off accrued investment income that is deemed to be uncollectible related to the fixed maturities.

"Accrued investment income" also consists of interest income earned on the commercial mortgage loan portfolio, but which is yet to be received as of the balance sheet date. Accrued investment income will be placed in nonaccrual status at the time the loan is 90 days delinquent or otherwise deemed to be uncollectible by management. Any currently accrued investment income will subsequently be written off. As of December 31, 2020, the accrued interest receivable for commercial mortgage loans was $433 thousand. Commercial mortgage loans generally pay interest monthly, therefore accrued interest is typically for a period of less than 30 days.

As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the investment and separately reports it in another financial statement line item, "Accrued investment income." Additionally, the amount will be excluded from disclosures within Note 4—Investments.

Other Receivables: Agent debit balances primarily represent commissions advanced to insurance agents, a common industry practice. These balances are repaid to the Company over time, generally one year, as the premiums associated with the advanced commissions are collected by the Company and a portion of the agents' commissions on such premiums are retained in order to repay the balances. The balances were $456 million at December 31, 2020 and $424 million at December 31, 2019. When an agent sells a policy, commissions are advanced to the agent, and the collection of the advance is made as long as the policy stays in force. While there is a susceptibility to loss should an agent terminate or excessive policy lapses occur, the ability of the Company to continue to collect an agent's commission streams over time from prior sales of policies reduces the Company's exposure to loss.

The Company has a very low inherent risk with regards to the collection of agent debit balances and views these balances as recoverable since they are, in aggregate, less than the estimated present value of future commissions discounted at a conservative rate which includes assumptions for lapses and mortality. The Company’s security, or collateral, is in the form of future commission streams collected over the life of the policies sold by the respective agents, which ultimately revert to the Company in the event an agent is terminated. The Company evaluated the agent debit balances on a pool basis to determine the allowance for credit losses, as the loans have similar characteristics. A provision for credit losses will be recorded in "Realized gains (losses)" on the Consolidated Statements of Operations and the asset balance will be reflected in agent debit balances, net of allowance for credit losses ("Other receivables"). Based on factors considered by management, aside from the cumulative effect adjustment upon adoption described above, there were no additional credit losses recorded during the year ended December 31, 2020. As of December 31, 2020, the allowance for credit losses was $1.2 million.

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

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs include interest, mortality, morbidity, and persistency, and are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established.

DAC and VOBA are subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized DAC and VOBA assets. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits, as described under the caption Future Policy Benefits. Refer to Note 5—Deferred Acquisition Costs.

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Direct to Consumer advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Direct to Consumer advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of DAC. Additionally, they are amortized in the same manner as other DAC. Direct to Consumer advertising costs charged to earnings and included in other operating expense were $9.8 million, $9.5 million, and $9.0 million in 2020, 2019, and 2018, respectively. Unamortized capitalized advertising costs included within DAC were $1.4 billion at December 31, 2020 and $1.3 billion at December 31, 2019.

Goodwill: The excess cost of a business acquired over the fair value of net assets acquired is reported as goodwill. In accordance with the guidance, goodwill is subject to impairment testing on an annual basis, or whenever potential impairment triggers occur. Impairment testing involves the performance of a qualitative analysis, which involves assessing current events and circumstances to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event the fair value is less than the carrying value, further testing is required to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of the test. Globe Life tested its goodwill annually as of June 30th for each of the years 2018 through 2020. The Company's goodwill was not impaired in any of those periods.

Low-Income Housing Tax Credit Interests: Globe Life invests in limited partnerships that provide low-income housing tax credits and other related federal income tax benefits to the Company. Globe Life holds passive interests in limited partnerships that provide investment returns through the provision of tax benefits (principally from the transfer of federal or state tax credits related to federal low-income housing). These investments are considered to be VIEs and do not qualify for consolidation. The carrying value of the Company's investment in these entities was $306 million and $206 million at December 31, 2020 and 2019, respectively, and was included in "Other assets" on the Consolidated Balance Sheets. As of December 31, 2020, Globe Life was obligated under future commitments of $162 million, which are recorded in "Other liabilities". For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization, while the proportional method of amortization is utilized for all non-guaranteed and guaranteed investments acquired on or after January 1, 2015. All amortization expense is recorded in "Income tax benefit (expense)" on the Consolidated Statements of Operations.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less accumulated depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to ten years for equipment and fifteen to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $350 million at December 31, 2020 and $298 million at December 31, 2019. Accumulated depreciation was $164 million at the end of 2020 and $137 million at the end of 2019. Depreciation expense was $17 million in 2020, $16 million in 2019, and $13 million in 2018. Internally generated software costs are expensed as incurred in the preliminary project phase and post-implementation phase, and are

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
capitalized during the application development stage. Additionally, implementation costs incurred in a hosting arrangement that is a service contract are capitalized.

Future Policy Benefits: The liability for future policy benefits for annuity and universal life-type products is represented by policy account value. The liability for future policy benefits for all other life and health products, approximately 90% of total liabilities for future policy benefits, is determined on the net level premium method. This method provides for the present value of expected future benefit payments less the present value of expected future net premiums, based on estimated investment yields, mortality, morbidity, persistency, and other assumptions which were considered appropriate at the time the policies were issued. For limited-payment contracts, a deferred profit liability is also recorded which causes profits to emerge over the life of the contract in proportion to the amount of insurance in force.

Assumptions used for traditional life and health insurance products are based primarily on Company experience. Assumptions for interest rates range from 2.5% to 7.0% for Globe Life's insurance companies with an overall weighted average assumed rate of 5.7%. Mortality tables used for individual life insurance include various industry tables and reflect modifications of a variety of generally accepted actuarial tables based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Withdrawal and termination assumptions are based on Globe Life's experience. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are reviewed annually and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized deferred acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized deferred acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on revised assumptions.

Policy Claims and Other Benefits Payable: Globe Life establishes a liability for known policy benefits payable and an estimate of claims that have been incurred but not yet reported to the Company. Globe Life makes an estimate of unreported claims after careful evaluation of all information available to the Company. This estimate is based on prior experience and is reviewed quarterly. However, there is no certainty the stated liability for claims and other benefits, including the estimate of unsubmitted claims, will be Globe Life's ultimate obligation. For more information, see Note 7—Liability for Unpaid Claims.

Income Taxes: "Income taxes" are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement book values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Postretirement Benefits: Globe Life accounts for its postretirement defined benefit plans by recognizing the funded status of those plans on its Consolidated Balance Sheets in accordance with accounting guidance. Periodic gains and losses attributable to changes in plan assets and liabilities that are not recognized as components of net periodic benefit costs are recognized as components of other comprehensive income, net of tax. The supplemental executive retirement plan is accounted for consistent with the qualified noncontributory pension plan. The net assets are included in a Rabbi Trust and recorded in Other Assets on the Consolidated Balance Sheets. More information concerning the accounting and disclosures for postretirement benefits is found in Note 9—Postretirement Benefits.

Treasury Stock: Globe Life accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method. More information is found in Note 12—Shareholders' Equity.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized evenly over the contract period and when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $14.7 million, $15.6 million, and $16.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Other premium consists of annuity policy charges in each year. For most insurance products, the related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of DAC in a manner which recognizes profits as they are earned over the revenue recognition period. For limited-payment life insurance products, the profits are recognized over the contract period.

Stock-Based Compensation: Globe Life accounts for stock-based compensation by recognizing an expense in the consolidated financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

The fair value method requires the use of an option valuation model to value employee stock options. Globe Life has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2018 through 2020 is as follows:

	2020	2019	2018
Volatility factor	15.7%	15.7%	13.7%
Dividend yield	0.7%	0.8%	0.7%
Expected term (in years)	5.12	5.10	5.76
Risk-free rate	1.2%	2.5%	2.7%

The expected term is generally derived from Company experience. However, expected terms are determined based on the simplified method as permitted under the ASC 718, Stock Compensation, topic when Company experience is insufficient. On April 26, 2018, the shareholders approved the Globe Life Inc. 2018 Incentive Plan, formerly the Torchmark Corporation 2018 Incentive Plan (the "2018 Incentive Plan"). The 2018 Incentive Plan replaced all previous plans. The 2018 Incentive Plan allows for option grants for employees with a seven-year contractual term which vest over three years in addition to ten-year grants which vest over five years as permitted by the previous plans. Director grants vest over six months. The Company has sufficient experience with seven-year grants that vest in three years, but insufficient historical experience with five-year vesting. Therefore, the Company has used the simplified method to determine the expected term for the ten-year grants with five-year vesting and will do so until adequate experience is developed. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods greater than three years. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested). Expenses for restricted stock and restricted stock units are based on the grant date fair value allocated on a straight-line basis over the service period. Performance share expense is recognized based on management’s estimate of the probability of meeting the metrics identified in the performance share award agreement, assigned to each service period as these estimates develop.

Stock-based compensation expense is included in “Other operating expense” in the Consolidated Statements of Operations. Globe Life management views all stock-based compensation expense as a Corporate and Other expense and, therefore, presents it as such in its segment analysis. More information concerning the Company's segments is provided in Note 14—Business Segments.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Earnings per Share: Globe Life presents basic and diluted earnings per common share (EPS) on the face of the Consolidated Statements of Operations for income from continuing operations and income from discontinued operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 12—Shareholders' Equity.

Accounting Pronouncements Adopted in the Current Year
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU No. 2016-13/2019-04/2019-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with clarification guidance issued in April 2019.	This standard ("CECL") provides financial statement users with more decision-useful information about the expected credit losses on financial instruments that are recorded at amortized cost. Additionally, it changes the loss impairment methodology for available-for-sale fixed maturities by the use of an allowance rather than a direct write down.	This standard became effective on January 1, 2020.	The Company's available-for-sale fixed maturities and other financing receivables (commercial mortgage loans and agent debit balances) were concluded to be the relevant financial assets within the scope of the standard. See Note 1 for information on the adoption and revised accounting policies.
ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Changes to the Disclosure Requirements for Defined Benefit Plans	The standard removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant to defined benefit plans.	This standard became effective on December 31, 2020, and was applied retrospectively.	The adoption of this standard did not have a material impact on the consolidated financial statements. See updated disclosures in Note 9.
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This standard was issued primarily to provide optional expedients for simplifying the accounting for contract modifications to existing agreements, which is expected to arise from the market's transition from LIBOR to the secured overnight financing rate (SOFR) as a result of reference rate reform.	This standard became effective upon issuance, or March 12, 2020, and will remain effective until December 31, 2022.	The Company has limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress towards the establishment of a new floating rate; however, we do not expect a material impact at this time.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU No. 2018-12/2019-09/2020-11,
Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, with clarification guidance issued in November 2019 and 2020.
ASU 2018-12 is a significant change to our current accounting and disclosure of long-duration contracts, which is our primary business. The guidance was primarily issued to: 1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, 2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, 3) simplify the amortization of deferred acquisition costs, and 4) improve the effectiveness of the required disclosures.	As a result of the issuance of ASU 2020-11 in November 2020, the effective date for this standard was changed to January 1, 2023. Early adoption is available.	The Company is currently in the process of evaluating the impact this standard will have on the consolidated financial statements and disclosures, specifically assessing key accounting policies, assumption and data inputs, controls, and enhanced system solutions.

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

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 2—Statutory Accounting

Life insurance subsidiaries of Globe Life are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2020	2019	2018	2020	2019
Life insurance subsidiaries	$441,589	$462,515	$437,549	$1,408,281	$1,398,274

The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to the Parent Company without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $520 million at December 31, 2020. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders' Equity.

The Company's statutory financial statements are presented on the basis of accounting practices prescribed by the insurance department of the state of domicile of each insurance subsidiary. While all states have adopted the National Association of Insurance Commissioners’ (NAIC) statutory accounting practices (NAIC SAP) as the basis for statutory accounting, certain states have retained prescribed practices of their respective insurance code or administrative code which can differ from NAIC SAP. For Globe Life's life insurance companies, there are no significant differences between NAIC SAP and the accounting practices prescribed by the states of domicile.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2018 through 2020:

	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
For the year ended December 31, 2018:
Balance at January 1, 2018	$1,569,289	$(8,547)	$16,302	$(152,770)	$1,424,274
Other comprehensive income (loss) before reclassifications, net of tax	(1,132,202)	4,384	(9,807)	22,290	(1,115,335)
Reclassifications, net of tax	(1,389)	—	—	11,925	10,536
Other comprehensive income (loss)	(1,133,591)	4,384	(9,807)	34,215	(1,104,799)
Balance at December 31, 2018	435,698	(4,163)	6,495	(118,555)	319,475

For the year ended December 31, 2019:
Other comprehensive income (loss) before reclassifications, net of tax	1,557,883	(1,753)	5,563	(32,102)	1,529,591
Reclassifications, net of tax	(10,931)	—	—	6,695	(4,236)
Other comprehensive income (loss)	1,546,952	(1,753)	5,563	(25,407)	1,525,355
Balance at December 31, 2019	1,982,650	(5,916)	12,058	(143,962)	1,844,830

For the year ended December 31, 2020:
Other comprehensive income (loss) before reclassifications, net of tax	1,167,003	1,212	11,244	(34,103)	1,145,356
Reclassifications, net of tax	25,919	—	—	13,139	39,058
Other comprehensive income (loss)	1,192,922	1,212	11,244	(20,964)	1,184,414
Balance at December 31, 2020	$3,175,572	$(4,704)	$23,302	$(164,926)	$3,029,244

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three years ended December 31, 2020.

	Year Ended December 31,			Affected line items in the Statement of Operations
Component Line Item	2020	2019	2018
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$26,345	$(19,352)	$(5,715)	Realized (gains) losses
Amortization of (discount) premium	6,464	5,515	3,957	Net investment income
Total before tax	32,809	(13,837)	(1,758)
Tax	(6,890)	2,906	369	Income tax benefit (expense)
Total after-tax	25,919	(10,931)	(1,389)
Pension adjustments:
Amortization of prior service cost	632	631	535	Other operating expense
Amortization of actuarial (gain) loss	16,000	7,843	14,560	Other operating expense
Total before tax	16,632	8,474	15,095
Tax	(3,493)	(1,779)	(3,170)	Income tax benefit (expense)
Total after-tax	13,139	6,695	11,925
Total reclassification (after-tax)	$39,058	$(4,236)	$10,536

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at December 31, 2020 and 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within the corporates by sector.

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

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	At December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$380,602	$—	$87,272	$(43)	$467,831	2
States, municipalities, and political subdivisions	1,880,607	—	251,291	(315)	2,131,583	10
Foreign governments	52,913	—	2,635	(898)	54,650	—
Corporates, by sector:
Financial	4,404,203	—	1,016,813	(24,221)	5,396,795	26
Utilities	1,975,460	—	608,595	(108)	2,583,947	12
Energy	1,623,970	(3,346)	346,197	(3,083)	1,963,738	9
Other corporate sectors	6,687,644	—	1,727,366	(6,218)	8,408,792	40
Total corporates	14,691,277	(3,346)	3,698,971	(33,630)	18,353,272	87
Collateralized debt obligations	57,007	—	23,460	(8,869)	71,598	—
Other asset-backed securities	134,739	—	3,614	(3,778)	134,575	1
Total fixed maturities	$17,197,145	$(3,346)	$4,067,243	$(47,533)	$21,213,509	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$396,079	$41,737	$(296)	$437,520	2
States, municipalities, and political subdivisions	1,559,736	158,546	(626)	1,717,656	9
Foreign governments	25,874	2,073	(396)	27,551	—
Corporates, by sector:
Financial	4,101,917	701,196	(22,307)	4,780,806	25
Utilities	1,937,738	416,114	(1,565)	2,352,287	13
Energy	1,678,969	269,640	(33,725)	1,914,884	10
Other corporate sectors	6,514,677	955,908	(16,765)	7,453,820	40
Total corporates	14,233,301	2,342,858	(74,362)	16,501,797	88
Collateralized debt obligations	56,990	24,298	(7,184)	74,104	—
Other asset-backed securities	143,796	5,094	(371)	148,519	1
Total fixed maturities	$16,415,776	$2,574,606	$(83,235)	$18,907,147	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
A schedule of fixed maturities available for sale by contractual maturity date at December 31, 2020 is shown below on an amortized cost basis, net of allowance for credit losses and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At December 31, 2020
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$70,732	$72,395
Due after one year through five years	781,183	866,408
Due after five years through ten years	1,870,527	2,260,011
Due after ten years through twenty years	6,109,815	7,884,526
Due after twenty years	8,169,528	9,923,706
Mortgage-backed and asset-backed securities	192,014	206,463
	$17,193,799	$21,213,509

Analysis of investment operations: "Net investment income" for the three years ended December 31, 2020 is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities available for sale	$873,352	$864,280	$843,510
Policy loans	44,801	43,434	41,359
Other long-term investments(1)	26,196	16,198	10,638
Short-term investments	545	2,592	2,642
	944,894	926,504	898,149
Less investment expense	(17,832)	(16,045)	(15,637)
Net investment income	$927,062	$910,459	$882,512
(1)For the years ended 2020, 2019 and 2018, the investment funds, accounted for under the fair value option method, recorded $15.3 million, $5.6 million and $3.9 million, respectively in net investment income.

An analysis of "realized gains (losses)" is as follows:

	Year Ended December 31,
	2020	2019	2018
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(22,999)	$19,354	$5,715
Provision for credit losses	(3,346)	—	—
Investment funds—fair value option	1,045	1,256	2,650
Other investments	21,563	11	909
Realized gains (losses) from investments	(3,737)	20,621	9,274
Realized loss on redemption of debt(2)	(634)	—	(11,078)
	(4,371)	20,621	(1,804)
Applicable tax	1,955	(4,330)	379
Realized gains (losses), net of tax	$(2,416)	$16,291	$(1,425)
(1)For the years ended 2020, 2019 and 2018, the Company recorded $219.8 million, $243.2 million and $193.4 million of exchanges of fixed maturities (noncash transactions) that resulted in $7.9 million, $20.5 million, and $10.1 million, respectively in realized gains (losses).
(2)Refer to Note 11—Debt for further discussion.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of the net change in unrealized investment gains (losses) is as follows:

	Year Ended December 31,
	2020	2019	2018
Change in investment gains (losses) on:
Fixed maturities available for sale	$1,528,339	$1,946,910	$(1,429,763)

Selected information about sales of fixed maturities available for sale is as follows:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities available for sale:
Proceeds from sales(1)	$52,681	$79,108	$32,021
Gross realized gains	2,642	1,227	66
Gross realized losses	(39,153)	(3,674)	(13,996)
(1)There were no unsettled sales in the periods ended December 31, 2020, 2019 and 2018.

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2020 and 2019:

	Fair Value Measurement at December 31, 2020:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$467,831	$—	$467,831
States, municipalities, and political subdivisions	—	2,131,583	—	2,131,583
Foreign governments	—	54,650	—	54,650
Corporates, by sector:
Financial	—	5,222,066	174,729	5,396,795
Utilities	—	2,400,602	183,345	2,583,947
Energy	—	1,925,549	38,189	1,963,738
Other corporate sectors	—	8,090,550	318,242	8,408,792
Total corporates	—	17,638,767	714,505	18,353,272
Collateralized debt obligations	—	—	71,598	71,598
Other asset-backed securities	—	121,705	12,870	134,575
Total fixed maturities	$—	$20,414,536	$798,973	$21,213,509
Percentage of total	—%	96%	4%	100%

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value Measurement at December 31, 2019:
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

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2018	$14,049	$71,581	$582,810	$668,440
Included in realized gains/losses	—	—	698	698
Included in other comprehensive income	(591)	3,170	(23,687)	(21,108)
Acquisitions(1)	—	—	27,453	27,453
Sales	—	—	—	—
Amortization	—	4,737	16	4,753
Other(2)	(476)	(6,119)	(38,352)	(44,947)
Transfers into Level 3(3)	—	—	4,533	4,533
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2018	12,982	73,369	553,471	639,822
Included in realized gains/losses	—	—	396	396
Included in other comprehensive income	708	1,514	30,378	32,600
Acquisitions(1)	—	—	—	—
Sales	—	—	—	—
Amortization	—	4,596	13	4,609
Other(2)	(513)	(5,375)	(19,154)	(25,042)
Transfers into Level 3(3)	—	—	107,024	107,024
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2019	13,177	74,104	672,128	759,409
Included in realized gains/losses	—	—	1,579	1,579
Included in other comprehensive income	(173)	(2,523)	17,082	14,386
Acquisitions(1)	—	—	67,820	67,820
Sales	—	—	—	—
Amortization	—	4,551	12	4,563
Other(2)	(134)	(4,534)	(44,116)	(48,784)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2020	$12,870	$71,598	$714,505	$798,973

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period:
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
2018	$(591)	$3,170	$(23,687)	$(21,108)
2019	708	1,514	30,378	32,600
2020	(173)	(2,523)	17,082	14,386
(1)Acquisitions of Level 3 investments in each of the years 2018 through 2020 are comprised of private-placement fixed maturities.
(2)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available, while transfers out of Level 3 occur when observable inputs become available.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Transfers between levels within the hierarchy occur when there are changes in the observability of the inputs and market data. Transfers into Level 3 occur when there is little unobservable market activity for the asset/liability as of the measurement date and the Company is required to rely upon internally-developed assumptions or third-parties. Transfers out of Level 3 occur when quoted prices in active markets becomes available for identical assets/ liabilities or the ability to corroborate by observable market data.

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2020
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Private placement fixed maturities	612,906	Determination of credit spread	Credit rating	A+ to BB-	BBB
		Discounted Cash Flows	Discount rate	1.04% - 8.29%	2.29%
Other corporate bonds	101,599	Present Value Techniques	Market Quotes	100.05%	100.05%
Collateralized debt obligations	71,598	Discounted Cash Flows	Discount rate	6.35% - 7.10%	6.98%
Asset-backed securities	$12,870	Determination of credit spread	Credit rating	BBB-	BBB-
		Discounted Cash Flows	Discount rate	5.41%	5.41%
	$798,973
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

The private placement fixed maturities and asset-backed securities reported as Level 3 are managed by third-party investment managers. These securities are valued based on the contractual cash flows discounted by a yield determined as a treasury benchmark adjusted for a credit spread. The credit spread is developed from observable indices for similar public fixed maturities and unobservable indices for private fixed maturities for corresponding credit ratings. However, the credit ratings for the securities are considered unobservable inputs, as they are assigned by the third-party investment manager based on a quantitative and qualitative assessment of the credit underwritten. A higher (lower) credit rating would result in a higher (lower) valuation.

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
Other corporate bonds consist of obligations issued out of a special purpose vehicle (SPV). The market quotes consisted of Level 3 quotes. An increase (decrease) in the market quotes will produce an increase (decrease) in fair value.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of December 31, 2020	54	24	78
As of December 31, 2019	82	51	133

Globe Life's entire fixed maturity portfolio consisted of 1,900 issues by 777 different issuers at December 31, 2020 and 1,633 issues by 656 different issuers at December 31, 2019. The weighted-average quality rating of all unrealized loss positions at amortized cost was BBB- as of December 31, 2020 and December 31, 2019.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale for which an allowance for credit losses has not been recorded at December 31, 2020.

Analysis of Gross Unrealized Investment Losses

	At December 31, 2020
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$2,006	$(43)	$—	$—	$2,006	$(43)
States, municipalities and political subdivisions	32,910	(315)	—	—	32,910	(315)
Foreign governments	19,532	(898)	—	—	19,532	(898)
Corporates, by sector:
Financial	117,762	(2,564)	6,333	(2,168)	124,095	(4,732)
Utilities	2,726	(108)	—	—	2,726	(108)
Energy	1,692	(8)	14,871	(106)	16,563	(114)
Other corporate sectors	21,882	(720)	—	—	21,882	(720)
Total corporates	144,062	(3,400)	21,204	(2,274)	165,266	(5,674)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	28,864	(1,051)	5	—	28,869	(1,051)
Total investment grade securities	227,374	(5,707)	21,209	(2,274)	248,583	(7,981)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	6,822	(36)	115,093	(19,453)	121,915	(19,489)
Utilities	—	—	—	—	—	—
Energy	18,432	(757)	38,720	(2,212)	57,152	(2,969)
Other corporate sectors	25,711	(3,588)	19,516	(1,910)	45,227	(5,498)
Total corporates	50,965	(4,381)	173,329	(23,575)	224,294	(27,956)
Collateralized debt obligations	—	—	11,131	(8,869)	11,131	(8,869)
Other asset-backed securities	—	—	11,223	(2,727)	11,223	(2,727)
Total below investment grade securities	50,965	(4,381)	195,683	(35,171)	246,648	(39,552)
Total fixed maturities	$278,339	$(10,088)	$216,892	$(37,445)	$495,231	$(47,533)

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

GL 2020 FORM 10-K

Globe Life Inc.
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

Gross unrealized losses decreased from $83.2 million at December 31, 2019 to $47.5 million at December 31, 2020, a decrease of $35.7 million. The decrease in the gross unrealized losses from the prior year was primarily attributable to the decrease in market interest rates.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows. Refer to Note 1 for factors considered in the recording of the allowance for credit losses.

	Twelve Months Ended December 31,
	2020	2019
Allowance for credit losses beginning balance	$—	$—
Additions to allowance for which credit losses were not previously recorded	36,065	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	(32,719)	—
Allowance for credit losses ending balance	$3,346	$—

Under previous applicable GAAP, the Company concluded that there were no other-than-temporary impairments for years ended December 31, 2019 and 2018.

As of December 31, 2020 and December 31, 2019, the Company did not have any fixed maturities in non-accrual status.

Concentrations of Credit Risk: Globe Life maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2020, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporates	78%
States, municipalities, and political subdivisions	9
U.S. Government direct, guaranteed, and government-sponsored enterprises	2
Other	1

Below investment grade fixed maturities:
Corporates	4
States, municipalities, and political subdivisions	—
U.S. Government direct, guaranteed, and government-sponsored enterprises	—
Other	—
94

Other
Policy loans, which are secured by the underlying insurance policy values	3
Other investments	3
100%

As of December 31, 2020, state and municipal governments represented 9% of invested assets at fair value. Such investments are made throughout the U.S. At December 31, 2020, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (18%), New York (10%), Michigan (8%), California (7%), Ohio (6%), and Florida (5%). Otherwise, there was no concentration within any given state greater than 5%.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Corporate fixed maturities represent 82% of Globe Life's invested assets. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the portfolio of corporate fixed maturities at December 31, 2020, based on fair value:

Insurance	15%
Electric utilities	10
Banks	7
Oil and natural gas pipelines	6
Chemicals	4
Transportation	4
Food	4
Oil and natural gas exploration and production	4
Real estate investment trusts	4
Telecommunications	3

At December 31, 2020, 4% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $931 million, amortized cost was $841 million, and fair value was $877 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Securities, cash, and short-term investments held on deposit with various state and federal regulatory authorities had an amortized cost and fair value, respectively, of $892 million and $1.1 billion at December 31, 2020 and $816 million and $956 million at December 31, 2019.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	Year Ended December 31,
	2020	2019
Investment funds	$385,038	$185,851
Commercial mortgage loan participations	160,602	137,692
Other	1,341	2,804
Total	$546,981	$326,347

The following table presents additional information about the Company's investment funds as of December 31, 2020 and December 31, 2019 at fair value:

	As of December 31,
	Fair Value		Unfunded Commitments
Investment Category	2020	2019	2020	Redemption Term/Notice
Commercial mortgage loans	$227,050	$26,145	$285,287	Portion non-redeemable and fully redeemable after 6 month period, subject to fund liquidity/discretion of General Partner. Expected life is 7 years for non-redeemable fund.
Opportunistic credit	157,461	159,399	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Other	527	307	149,715	Not redeemable. Expected life is approximately 12 years.
Total investment funds	$385,038	$185,851	$435,002

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Commercial mortgage loan participations: Summaries of commercial mortgage loans at December 31, 2020 and 2019 are as follows:

	2020		2019
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$49,002	31	$27,501	20
Office	36,153	22	42,350	31
Hospitality	22,605	14	22,324	16
Retail	19,319	12	17,318	12
Multi-family	19,128	12	10,587	8
Industrial	17,900	11	17,612	13
Total recorded investment	164,107	102	137,692	100
Less allowance for credit losses	(3,505)	(2)	—	—
Carrying value, net of valuation allowance	$160,602	100	$137,692	100

	2020		2019
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$61,610	38	$35,412	26
Virginia	27,019	17	25,448	18
New York	16,602	10	21,117	15
Florida	12,420	8	11,910	9
Pennsylvania	11,314	7	4,211	3
Other	35,142	22	39,594	29
Total recorded investment	164,107	102	137,692	100
Less allowance for credit losses	(3,505)	(2)	—	—
Carrying value, net of valuation allowance	$160,602	100	$137,692	100

As noted in Note 1, the Company adopted ASU 2016-13 using the modified retrospective method for commercial mortgage loans. On January 1, 2020, a cumulative effect adjustment was recorded to retained earnings of $335 thousand ($265 thousand, net of tax). As of December 31, 2020, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses, except for individual loans where the practical expedient was elected. At the end of the period, the Company had 24 loans in the portfolio.

	Year Ended December 31,
	2020	2019
Allowance for credit losses beginning balance	$—	$—
Cumulative effect of adoption ASU 2016-13	335	—
Provision (reversal) for credit losses	3,170	—
Allowance for credit losses ending balance	$3,505	$—

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table is reflective of Management's internal risk ratings of the loan portfolio. Loans are rated low, moderate, and high. The risk categories consider many different factors such as quality of asset, borrower status, as well as macroeconomic factors including COVID-19. These loans, originated in 2017 to 2020, are transitional or under construction and may not yet be income producing. Certain ratios such as loan to value and debt service coverage ratios may not be evaluated as the value of the underlying transitional property significantly fluctuates based on completion of the project.

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of December 31, 2020
Risk Rating:	Number of Loans	2020	2019	2018	2017	Total
Low	17	$20,176	$14,757	$33,132	$61,460	$129,525
Medium	4	—	10,640	7,796	—	18,436
High	3	—	4,554	11,592	—	16,146
Total commercial mortgage loans	24	20,176	29,951	52,520	61,460	164,107
Less allowance for credit losses on the investment pool						(2,503)
Less allowance for credit losses on individual loans						(1,002)
Carrying value, net of valuation allowance						$160,602
As of December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. As of December 31, 2019, the Company did not have any commercial mortgage loans in non-accrual status.

Note 5—Deferred Acquisition Costs

An analysis of "DAC" is as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$4,341,941	$4,137,925	$3,958,063
Additions:
Deferred during period:
Commissions	600,577	534,735	497,459
Other expenses	222,408	218,926	202,092
Total deferred	822,985	753,661	699,551
Foreign exchange adjustment	4,755	4,299	—
Adjustment attributable to unrealized investment losses(1)	1,533	—	5,549
Total additions	829,273	757,960	705,100
Deductions:
Amortized during period	(575,770)	(551,726)	(516,690)
Foreign exchange adjustment	—	—	(8,548)
Adjustment attributable to unrealized investment gains(1)	—	(2,218)	—
Total deductions	(575,770)	(553,944)	(525,238)
Balance at end of year	$4,595,444	$4,341,941	$4,137,925
(1)Represents amounts pertaining to investments relating to universal life-type products.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6—Commitments and Contingencies

Reinsurance: Insurance affiliates of Globe Life reinsure a portion of insurance risk that is in excess of their retention limits. Current retention limits for new business written on ordinary life insurance range up to $500 thousand per life. Life insurance ceded represented 0.3% of total life insurance in force at December 31, 2020. Insurance ceded on life and accident and health products represented 0.2% of premium income for 2020. The insurance affiliates of Globe Life would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other external companies. Life reinsurance assumed represented 1.2% of life insurance in force at December 31, 2020 and reinsurance assumed on life and accident and health products represented 0.5% of premium income for 2020.

Leases: Globe Life primarily leases office space, aviation equipment, and other equipment under a variety of operating lease arrangements.

Rental expense for the three years ended December 31, 2020 is as follows:

	Year Ended December 31,
	2020	2019	2018
Rental expense	$4,674	$3,831	$3,959

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2020 were as follows:

	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter
Operating lease commitments	$5,307	$4,395	$3,321	$2,873	$1,896	$10,823

Purchase Commitments: Globe Life has various long-term noncancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests. See further discussion related to tax credits in Note 1—Significant Accounting Policies.

	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter
Purchase commitments	$66,439	$73,451	$24,823	$10,347	$9,797	$228,542

Investments: Globe Life is committed to invest under certain contracts related to investments in limited partnerships. See Note—4 Investments for unfunded commitment table.

Guarantees: At December 31, 2020, Globe Life had in place three guarantee agreements, of which were either Parent Company guarantees of subsidiary obligations to a third party, or Parent Company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2020, Globe Life had no liability with respect to these guarantees.

Letters of Credit: Globe Life has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement expires in 2023. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. On November 25, 2020, the letters of credit were amended

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
to reduce the current amount outstanding to $135 million from $150 million outstanding. As of December 31, 2020, the letters of credit outstanding were $135 million.

Equipment leases: Globe Life has guaranteed performance of certain of its subsidiaries as lessees under two aviation leasing arrangements. At December 31, 2020, total remaining undiscounted payments under the leases were approximately $5 million. The Parent Company would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

Unclaimed Property Audits: Globe Life subsidiaries are currently the subject of audits regarding the identification, reporting and escheatment of unclaimed property arising from life insurance policies and a limited number of annuity contracts. These audits are being conducted by private entities that have contracted with forty-seven states through their respective Departments of Revenue, and have not resulted in any financial assessment from any state nor indicated any liability. The audits are wide-ranging and seek large amounts of data regarding claims handling, procedures, and payments of contract benefits arising from unreported death claims. No estimate of range can be made at this time for loss contingencies related to possible administrative penalties or amounts that could be payable to the states for the escheatment of abandoned property.

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

On September 12, 2018, putative class action litigation was filed against American Income in California’s Contra Costa County Superior Court (Joh v. American Income Life Insurance Company, Case No. C18-01863) (Joh Action). An amended complaint was filed on October 18, 2018. American Income removed the case to the United States District Court for the Northern District of California (Case No. 3:18-cv-06364-TSH). A second amended complaint was filed on May 20, 2019. The plaintiffs, former insurance sales agents of American Income, sued on behalf of all current and former trainees and sales agents who sold insurance for American Income in the State of California for the four years prior to the filing of the complaint. The second amended complaint alleged that such individuals were employees and asserted claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint sought compensatory damages, penalties and attorney fees on claims for failure to pay wages/commissions, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, misclassification and unfair business practices.

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

GL 2020 FORM 10-K

Globe Life Inc.
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

On December 14, 2018, putative class action litigation was filed against American Income in United States District Court for the Northern District of California (Hamilton v. American Income Life Insurance Company, Case No. 4:18-cv-7535-KAW) (Hamilton Action). An amended complaint was filed on January 23, 2019. The plaintiffs, former insurance sales agents of American Income, sued on behalf of all current and former trainees and sales agents who sold insurance for American Income in the State of California for the last four years prior to the filing of the complaint. The lawsuit alleges that putative class members were employees and asserted claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint seeks compensatory damages, penalties and attorney fees on claims for failure to pay minimum wage and overtime, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, misclassification and unfair business practices.

With respect to the related cases above, on August 6, 2020, the plaintiffs in the Joh and Hamilton Actions jointly moved for preliminary approval of a settlement of all class and representative claims, which broadly covers “all individuals who trained to become and/or worked as sales agents in California for Defendant during the last four years prior to the filing of the original Complaint in Joh and whose training and/or work began before August 16, 2019.” Plaintiffs’ preliminary motion anticipated that the proposed settlement would resolve all claims in the Joh and Hamilton Actions, and in doing so, encompass pending claims asserted in the Golz Action for the settlement period. On August 21, 2020, the Northern District of California granted the Motion for Preliminary Approval of Class Action Settlement and scheduled a hearing for final approval of the settlement. On January 7, 2021, plaintiff’s motion for final settlement approval was granted and a final judgment was entered on the same day.

On December 19, 2019, putative collective action litigation was filed against American Income in United States District Court for the Eastern District of Arkansas (Patterson v. American Income Life Insurance Company, et al, Case No. 4:19-cv-918 KGB). The plaintiff, a former insurance sales agent of American Income, is pursuing a national collective action on behalf of all “similarly situated” individuals for the three years prior to the filing of the complaint. The lawsuit alleges that insurance agent trainees should have been classified as employees and asserts claims for minimum wage, overtime, liquidated damages and attorney’s fees under the Fair Labor Standards Act. The plaintiff also asserts an individual claim under the Arkansas Minimum Wage Act. American Income filed a motion to compel arbitration of plaintiff’s individual claims. On October 30, 2020, the district court granted the motion and stayed the case pending the outcome of arbitration on plaintiff’s individual claims.

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

On August 5, 2020, putative class and collective action litigation was filed against American Income and National Income Life Insurance Company (“National Income”) in United States District Court for the Central District of California (Natalie Bell, Gisele Mobley, Ashly Rai, and John Turner v. American Income Life Insurance Company and National Income Life Insurance Company, Case No. 2:20-cv-07046). On December 18, 2020, the plaintiffs voluntarily dismissed Mr. Turner’s claims and all claims against defendant National Income. Following the dismissal, the complaint alleges that insurance agent trainees should have been classified as employees, and after contracting should have been classified as employees instead of independent contractors. Plaintiffs Bell and Rai are former

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
California agents who also assert claims under California law on behalf of a putative California class, for the four years prior to February 13, 2020 through case conclusion. They make claims under (a) the California Labor Code for alleged meal and rest break violations, overtime, minimum wage, alleged failure to pay wages at the time of termination, expense reimbursement, and alleged failure to provide accurate wage statements; and (b) the California Business and Professions Code for alleged unfair business practices. They also seek liquidated damages, penalties and attorney’s fees under California law. Plaintiff Mobley is a former Florida agent who asserts a claim under Florida law on behalf of a putative Florida class for the five years prior to February 13, 2020 through case conclusion. She makes a claim under the Florida General Labor Regulations, including the Florida Minimum Wage Act, for alleged failure to pay all wages owed. The plaintiffs also assert a national collective action on behalf of all “similarly situated” individuals for minimum wage, overtime, liquidated damages, penalties, an accounting and attorney’s fees and costs under the Fair Labor Standards Act for the three years prior to February 13, 2020 through case conclusion. American Income has responded to the complaint with a motion to compel the named plaintiffs to arbitrate their individual claims and other procedural challenges. Those motions are currently scheduled to be heard in March, 2021.

With respect to the aforementioned litigation, at this time, management believes that the possibility of a material judgment adverse to the Company is remote.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$163,808	$154,528	$146,865
Incurred related to:
Current year	584,936	612,305	555,647
Prior years	(14,829)	(1,188)	(3,017)
Total incurred	570,107	611,117	552,630
Paid related to:
Current year	442,127	470,426	424,633
Prior years	129,527	131,411	120,334
Total paid	571,654	601,837	544,967
Balance at end of period	$162,261	$163,808	$154,528

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

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	December 31, 2020	December 31, 2019

Policy claims and other benefits payable:
Life insurance	$237,246	$201,594
Health insurance	162,261	163,808
Total	$399,507	$365,402

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Income Taxes

The following table discloses significant components of income taxes for each year presented:

	Year Ended December 31,
	2020	2019	2018
Income tax expense (benefit) from continuing operations:
Current income tax expense (benefit)	$129,647	$134,948	$134,626
Deferred income tax expense (benefit)	35,264	35,449	27,535
	164,911	170,397	162,161
Shareholders’ equity:
Other comprehensive income (loss)	314,845	405,472	(293,678)
	$479,756	$575,869	$(131,517)

In each of the years 2018 through 2020, deferred income tax expense (benefit) was incurred because of certain differences between net income before income tax expense (benefit) as reported on the Consolidated Statements of Operations and taxable income as reported on Globe Life's income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the consolidated financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected U.S. federal statutory rate of 21% as shown below:

	Year Ended December 31,
	2020	%	2019	%	2018	%
Expected federal income tax expense (benefit)	$188,304	21.0	$195,569	21.0	$181,371	21.0

Increase (reduction) in income taxes resulting from:
Tax reform adjustment	—	—	—	—	(798)	(0.1)
Low income housing investments	(11,913)	(1.3)	(11,605)	(1.2)	(12,240)	(1.4)
Share-based awards	(5,013)	(0.6)	(11,780)	(1.3)	(6,450)	(0.7)
Tax-exempt investment income	(5,830)	(0.6)	(3,192)	(0.3)	(1,230)	(0.1)
Other	(637)	(0.1)	1,405	0.1	1,508	0.1
Income tax expense (benefit)	$164,911	18.4	$170,397	18.3	$162,161	18.8

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2020	2019
Deferred tax assets:
Fixed maturity investments	$4,279	$6,161
Carryover of tax losses	5,534	7,827
Total gross deferred tax assets	9,813	13,988
Deferred tax liabilities:
Unrealized gains	808,071	493,174
Employee and agent compensation	88,012	81,174
Deferred acquisition costs	688,034	658,457
Future policy benefits, unearned and advance premiums, and policy claims	257,640	242,124
Other liabilities	7,209	26,271
Total gross deferred tax liabilities	1,848,966	1,501,200
Net deferred tax liability	$1,839,153	$1,487,212

Income Tax Return: Globe Life Inc. and its subsidiaries file a life-nonlife consolidated federal income tax return for the years ended December 31, 2020 and 2019. Prior to 2018, Family Heritage Life Insurance Company of America (Family Heritage Life) filed its federal income tax return on a separate company basis. The statutes of limitations for the Internal Revenue Service's examination and assessment of additional tax are closed for all tax years prior to 2017 with respect to Globe Life's consolidated as well as Family Heritage Life's federal income tax returns. Management concludes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Valuations: Globe Life has a $26.4 million net operating loss (NOL) carryforward at December 31, 2020, of which $22.4 million was created prior to 2018 and will begin to expire in 2036 if not otherwise used to offset future taxable income. The remaining NOL carryforward of $4.0 million may be carried forward indefinitely. A valuation allowance is to be recorded when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Globe Life's deferred tax assets as management has determined that Globe Life will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Globe Life's tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2018 through 2020, Globe Life did not have any uncertain tax positions which resulted in unrecognized tax benefits.

Tax penalties and interest: Globe Life's continuing practice is to recognize penalties and interest related to income tax matters in income tax expense. The Company recognized interest income of $0 thousand, $55 thousand, and $0 thousand, net of federal income tax expense, in its Consolidated Statements of Operations for 2020, 2019, and 2018, respectively. The Company had no accrued interest or penalties at December 31, 2020 or 2019.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 9—Postretirement Benefits

Globe Life has qualified noncontributory defined benefit pension plans (Pension Plans) and contributory savings plans that cover substantially all employees. There is also a nonqualified noncontributory supplemental executive retirement plan (SERP) that covers a limited number of officers. The tables included herein will focus on the defined benefit plans and SERP.

The total cost of these retirement plans charged to operations was as follows:

	Year Ended December 31,
	2020	2019	2018
Plan Type:
Defined Contribution Plans(1)	$4,855	$4,817	$4,068
Defined Benefit Pension Plans(2)	33,826	24,134	32,593
(1)401K plans.
(2)Qualified pension plans and SERP.

Globe Life accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Globe Life contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

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

Globe Life's SERP provides an additional supplemental defined pension benefit to a limited number of officers. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is nonqualified and unfunded. However, a Rabbi Trust has been established to support the liability for this plan. The Rabbi Trust consists of life insurance policies on the lives of plan participants with an unaffiliated insurance carrier as well as an investment account. Since this plan is nonqualified, the investments and the policyholder value of the insurance policies in the Rabbi Trust are not included as defined benefit plan assets, but rather assets of the Company. They are included in “Other Assets” in the Consolidated Balance Sheets.

Defined benefit and SERP plan contributions were $21.9 million in 2020, $21.6 million in 2019, and $52.8 million in 2018. In 2021, the Company expects to make a similar contribution to the plans as in 2020.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Assets: Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities that are valued at fair value. Globe Life measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of the Company's defined benefit pension plans at December 31, 2020 and 2019.

Pension Assets by Component at December 31, 2020

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$52,252	$—	$52,252	10
Utilities	—	45,888	—	45,888	9
Energy	—	22,480	—	22,480	4
Other corporates	—	88,983	—	88,983	17
Total corporate bonds	—	209,603	—	209,603	40
Exchange traded fund(1)	245,170	—	—	245,170	46
Other bonds	—	258	—	258	—
Guaranteed annuity contract(2)	—	30,119	—	30,119	6
Short-term investments	20,960	—	—	20,960	4
Other	7,109	—	—	7,109	1
	$273,239	$239,980	$—	513,219	97
Other long-term investments(3)				16,313	3
Total pension assets				$529,532	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Pension Plan owns less than 1% of the investment fund. As of December 31, 2020, the expected term of the investment fund is approximately 4 years and the commitment of the investment is fully funded. The investment is non-redeemable.

GL 2020 FORM 10-K

Globe Life Inc.
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

Globe Life's investment objectives for its plan assets include preservation of capital and purchasing power as well as long-term growth. Globe Life seeks to preserve capital through investments made in high quality securities with adequate diversification by issuer and industry sector to minimize risk. The portfolio is monitored continuously for changes in quality and diversification mix. The preservation of purchasing power is intended to be accomplished through asset growth, exclusive of contributions and withdrawals in excess of the rate of inflation. Globe Life intends to maintain investments that when combined with future plan contributions will produce adequate long-term growth to provide for all plan obligations. It is also Globe Life's objective that the portfolio’s investment return will meet or exceed the return of a balanced market index.

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

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The investment portfolio is well diversified to avoid undue exposure to a single sector, industry, business, or security. The equity and fixed maturity portfolios are not permitted to invest in any single issuer that would exceed 10% of total plan assets at the time of purchase. The Company does not employ any other special risk management techniques, such as derivatives, in managing the pension investment portfolio.

Globe Life's equity securities include an exchange traded fund that mirrors the S&P 500 index which better aligns with a passive approach rather than an actively managed portfolio. At December 31, 2020, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2020.

SERP: The following tables include premiums paid for the company owned life insurance (COLI) for the three years ended December 31, 2020 and investments of the Rabbi Trust for the two years ended December 31, 2020.

	Year Ended December 31,
	2020	2019	2018
Premiums paid for insurance coverage	$2,480	$2,394	$2,997

	At December 31,
	2020	2019
Total investments:
COLI	$51,361	$47,733
Exchange traded funds	75,390	65,585
	$126,751	$113,318

Pension Liability: The following table presents projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the defined benefit pension plans and SERP at December 31, 2020 and 2019.

Pension Liability

	December 31,
	2020		2019
	PBO	ABO	PBO	ABO
Funded benefit pension plans	$667,753	$594,510	$578,860	$520,264
SERP	95,560	89,069	86,347	81,046
Benefit Obligation	$763,313	$683,579	$665,207	$601,310

The funded benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. The projected benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2020	2019
Funded benefit pension plans PBO	$667,753	$578,860
Funded benefit pension plans fair value of plan assets	529,532	468,763

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The funded benefit pension plans have accumulated benefit obligations in excess of the fair value of plan assets. The accumulated benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2020	2019
Funded benefit pension plans ABO	$594,510	$520,264
Funded benefit pension plans fair value of plan assets	529,532	468,763

The following table discloses the assumptions used to determine Globe Life's pension liabilities and costs for the appropriate periods. The discount and compensation increase rates are used to determine current year projected benefit obligations and subsequent year pension expense. The long-term rate of return is used to determine current year expense. Differences between assumptions and actual experience are included in actuarial gain or loss.

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:	2020	2019
Discount rate	2.92%	3.49%
Rate of compensation increase	3.97	4.00

For Periodic Benefit Cost for the Year:	2020	2019	2018
Discount rate	3.49%	4.37%	3.75%
Expected long-term returns	6.67	6.72	6.72
Rate of compensation increase	3.97	4.00	4.37

The discount rate is determined based on the expected duration of plan liabilities. A yield is then derived based on the current market yield of a hypothetical portfolio of high quality corporate bonds that match the liability duration. The rate of compensation increase is projected based on Company experience, modified as appropriate for future expectations. The expected long-term rate of return on plan assets is management’s best estimate of the average rate of earnings expected to be received on the assets invested in the plan over the benefit period. In determining this assumption, consideration is given to the historical rate of return earned on the assets, the projected returns over future periods, and the discount rate used to compute benefit obligations.

Net periodic benefit cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2020	2019	2018
Service cost—benefits earned during the period	$24,461	$19,929	$21,092
Interest cost on projected benefit obligation	22,825	23,827	22,303
Expected return on assets	(29,561)	(27,862)	(25,547)
Amortization of prior service cost (credit)	632	8,211	15,003
Recognition of actuarial gain (loss)	15,469	29	(258)
Net periodic benefit cost	$33,826	$24,134	$32,593

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at January 1	$(182,233)	$(150,071)	$(193,380)
Amortization of:
Prior service cost (credit)	632	631	535
Net actuarial (gain) loss(1)	16,000	7,843	14,560
Total amortization	16,632	8,474	15,095
Plan amendments	—	—	(2,377)
Experience gain (loss)	(43,169)	(40,636)	30,591
Balance at December 31	$(208,770)	$(182,233)	$(150,071)
(1)Includes amortization of postretirement benefits other than pensions of $302 thousand in 2020, $265 thousand in 2019, and $92 thousand in 2018.

The following table presents a reconciliation from the beginning to the end of the year of the PBO and plan assets for the defined benefit plans and SERP. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

Pension Benefits

	Year Ended December 31,
	2020	2019
Changes in PBO:
PBO at beginning of year	$665,207	$556,199
Service cost	24,461	19,929
Interest cost	22,825	23,827
Actuarial loss (gain)	74,006	88,053
Benefits paid	(23,186)	(22,801)
PBO at end of year	763,313	665,207

Changes in plan assets:
Fair value at beginning of year	468,763	392,672
Return on assets	62,104	77,290
Contributions	21,851	21,602
Benefits paid	(23,186)	(22,801)
Fair value at end of year	529,532	468,763
Funded status at year end	$(233,781)	$(196,444)
Changes in the PBO related to actuarial losses (gains) are primarily attributed to changes in the discount rate.

	Year Ended December 31,
Amounts recognized in accumulated other comprehensive income consist of:	2020	2019
Net loss (gain)	$200,465	$174,470
Prior service cost	4,713	5,345
Net amounts recognized at year end	$205,178	$179,815

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2020. These estimates use the same assumptions that measure the benefit obligation at December 31, 2020, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s):
2021	$24,477
2022	26,494
2023	28,783
2024	30,960
2025	32,067
2026-2030	187,386

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Globe Life's noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation not involving cash	$35,892	$44,843	$39,792
Commitments for low-income housing interests	161,503	51,978	50,883
Exchanges of fixed maturity investments	219,807	243,156	193,449
Net unsettled security trades	1,669	8,421	39,851

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2020	2019	2018
Interest paid	$83,518	$81,723	$83,518
Income taxes paid	76,701	101,982	91,510

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of December 31,
				2020				2019
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$165,612	$(658)	$164,954	$192,020	$164,713
Senior notes(1)	9/24/2012	9/15/2022	3.800%	150,000	(586)	149,414	158,081	149,089
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(5,672)	544,328	659,599	543,735
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(4,843)	395,157	405,384	—
Junior subordinated debentures	5/17/2016	6/15/2056	6.125%	300,000	(9,348)	290,652	325,800	290,584
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,619)	123,381	130,870	123,367
Term loan				—	—	—	—	86,875
				1,690,612	(22,726)	1,667,886	1,871,754	1,358,363
Less current maturity of term loan				—	—	—	—	9,375
Total long-term debt				1,690,612	(22,726)	1,667,886	1,871,754	1,348,988

Current maturity of term loan				—	—	—	—	9,375
Commercial paper				255,000	(82)	254,918	254,918	289,363
Total short-term debt				255,000	(82)	254,918	254,918	298,738

Total debt				$1,945,612	$(22,808)	$1,922,804	$2,126,672	$1,647,726
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

The commercial paper has the highest priority of all the debt, followed by senior notes then junior subordinated debentures. The Senior Notes due 2023 are noncallable, the remaining senior notes are callable under a make-whole provision, and the junior subordinated debentures are callable upon special events. Interest on the 6.125% Junior Subordinated Debentures is payable quarterly, all other long-term debt is payable semi-annually.

Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2021	2022	2023	2024	2025	Thereafter
Debt obligations	$255,000	$150,000	$165,612	$—	$—	$1,375,000

Credit Facility: On August 24, 2020, Globe Life entered into a new credit agreement, replacing the prior agreement that was due on May 17, 2021, which provides for a $750 million revolving credit facility that may be increased to $1 billion. The new credit facility matures August 24, 2023 and may be extended up to two one-year periods upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date.

The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $750 million, less any letters of credit issued. Interest is charged

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
at variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of December 31, 2020, the Company was in full compliance with these covenants.

Commercial paper outstanding and any amortization payments of the term loan due within one year are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Globe Life's commercial paper borrowings is presented below.

Credit Facility - Commercial Paper

	At December 31,
	2020	2019
Balance at end of period (at par value)	$255,000	$290,000
Annualized interest rate	0.27%	2.04%
Letters of credit outstanding	$135,000	$150,000
Remaining amount available under credit line	360,000	310,000

	Year Ended December 31,
	2020	2019	2018
Average balance outstanding during period	$318,409	$288,684	$368,228
Daily-weighted average interest rate (annualized)	1.50%	2.62%	2.40%
Maximum daily amount outstanding during period	$482,000	$385,000	$525,990

Short-term debt: On July 31, 2020, the Company paid down the remaining principal of $82.5 million on the 5-year $100 million term loan (Term Loan I) with a maturity date of May 17, 2021. This term loan was associated with the prior credit facility that was replaced in August 2020.

On April 9, 2020, Globe Life entered into a 364-Day Term Loan Agreement (Term Loan II). The Agreement provided the Company with access up to $300 million in unsecured term loans, all maturing on April 8, 2021. Globe Life borrowed the full amount on April 15, 2020 to utilize for general corporate purposes, including additional liquidity at the Parent Company. The net proceeds from the Term Loan II were $299.1 million. On August 17, 2020, the Company repaid $150 million of the Term Loan II with the remaining balance of $150 million repaid on August 26, 2020. The Company recorded a $634 thousand loss on redemption of debt from the write-off of unamortized issuance costs.

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

Globe Life utilized the total net proceeds of $395 million to extinguish the Term Loan II and for general corporate purposes, which included additional capital investments in its insurance subsidiaries and additional holding company liquidity.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 12—Shareholders' Equity

Share Data: A summary of common share activity is presented in the following chart.

	Common Stock
	Issued	Treasury Stock
2018:
Balance at January 1, 2018	124,218,183	(9,625,104)
Grants of restricted stock	—	10,805
Forfeitures of restricted stock	—	(7,500)
Vesting of performance shares	—	149,898
Issuance of common stock due to exercise of stock options	—	897,622
Treasury stock acquired	—	(4,950,868)
Retirement of treasury stock	(3,000,000)	3,000,000
Balance at December 31, 2018	121,218,183	(10,525,147)
2019:
Grants of restricted stock	—	8,840
Vesting of performance shares	—	311,399
Issuance of common stock due to exercise of stock options	—	1,810,559
Treasury stock acquired	—	(5,103,591)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2019	117,218,183	(9,497,940)
2020:
Grants of restricted stock	—	4,548
Vesting of performance shares	—	271,843
Issuance of common stock due to exercise of stock options	—	936,289
Treasury stock acquired	—	(5,135,439)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2020	113,218,183	(9,420,699)

There was no activity related to the preferred stock in years 2018 through 2020.

Acquisition of Common Shares: Globe Life shares are acquired from time to time through open market purchases under the Globe Life stock repurchase program when it is determined to be the best use of Globe Life's excess cash flows. This yields a return that is better than available alternatives and exceeds our cost of equity. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. See the following summary below:

	Globe Life Share Repurchase Program			Share Repurchase for Dilution Purposes
	Shares Acquired (in thousands)	Total Cost	Average Price	Shares Acquired (in thousands)	Total Cost	Average Price
2020	4,459	$380,112	$85.24	676	$63,754	$94.28
2019	3,932	350,080	89.04	1,209	109,489	90.52
2018	4,406	371,794	84.38	571	49,955	87.54

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Restrictions: Restrictions exist on the flow of funds to Globe Life Inc. from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Globe Life Inc. are restricted based on regulations by their states of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Globe Life paid cash dividends to the Parent Company in the amount of $486 million in 2020, $480 million in 2019, and $448 million in 2018. As of December 31, 2020, dividends from insurance subsidiaries to the Parent Company available to be paid in 2021 are limited to the amount of $435 million without regulatory approval, such that $1.0 billion was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Globe Life's retained earnings, retained earnings as of December 31, 2020 were restricted by lenders’ covenants which require the Company to maintain and not distribute $4.2 billion from its total consolidated retained earnings of $5.9 billion.

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2020	2019	2018
Basic weighted average shares outstanding	106,075,267	109,213,524	112,872,581
Weighted average dilutive options outstanding	1,149,327	2,167,726	2,376,372
Diluted weighted average shares outstanding	107,224,594	111,381,250	115,248,953

Antidilutive shares	2,476,019	21,556	1,161,521

Antidilutive shares are excluded from the calculation of diluted earnings per share.

Note 13—Stock-Based Compensation

Globe Life's stock-based compensation consists of stock options, restricted stock, restricted stock units, and performance shares. Certain employees and directors have been granted fixed equity options to buy shares of Globe Life stock at the market value of the stock on the date of grant, under the provisions of the Globe Life stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which are either seven-year or ten-year terms. Options generally vest in accordance with the following schedule:

		Shares vested by period
	Contract Period	6 Months	Year 1	Year 2	Year 3	Year 4	Year 5
Directors	7 years	100%	—%	—%	—%	—%	—%
Employees	7 years	—%	—%	50%	50%	—%	—%
Employees	10 years	—%	—%	25%	25%	25%	25%

All employee options vest immediately upon retirement on or after the attainment of age 65, upon death, or disability. Globe Life generally issues shares for the exercise of stock options from treasury stock. The Company generally uses the proceeds from option exercises to buy shares of Globe Life common stock in the open market to reduce the dilution from option exercises.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of shares available for grant is as follows:

	Available for Grant
	2020	2019	2018
Balance at January 1,	7,167,718	9,422,760	2,964,320
Approval of Globe Life Inc. 2018 Incentive Plan.(1)	—	—	8,984,000
Cancellation of available shares from prior plans	—	—	(184,000)
Expired and forfeited during year(2,3)	38,820	20,800	41,317
Options granted during year(2)	(1,127,610)	(1,149,542)	(1,262,037)
Restricted stock, restricted stock units, and performance shares granted(3)	(94,510)	(1,126,300)	(1,120,840)
Balance at December 31,	5,984,418	7,167,718	9,422,760
(1)See plan document referenced in Exhibits. Formerly, the Torchmark Corporation 2018 Incentive Plan.
(2)Plan allows for grant of options such that each grant reduces shares available for grant in a range from 0.85 share to 1 share.
(3)Plan allows for grant of restricted stock such that each stock grant reduces shares available for grant in a range from 3.10 shares to 3.88 shares.

A summary of stock compensation activity for each of the three years ended December 31, 2020 is presented below:

	2020	2019	2018
Stock-based compensation expense recognized(1)	$35,892	$44,843	$39,792
Tax benefit recognized	12,550	21,197	14,806
(1)No stock-based compensation expense was capitalized in any period.

Additional stock compensation information is as follows at December 31:

	2020	2019
Unrecognized compensation(1)	$28,125	$34,723
Weighted average period of expected recognition (in years)(1)	0.65	0.78
(1)Includes restricted stock and performance shares.

No equity awards were cash settled during the three years ended December 31, 2020.

Options: The following table summarizes information about stock options outstanding at December 31, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$29.59 - $76.37	1,736,807	2.77	$51.29	1,598,580	$51.34
77.26	1,372,680	4.11	77.26	1,142,879	77.26
82.56 - 83.17	1,327,447	5.15	82.56	33,217	82.69
87.60 - 90.21	1,347,698	5.24	87.64	573,454	87.70
100.74 - 105.56	1,326,599	6.16	100.85	41,269	104.39
$29.59 - $105.56	7,111,231	4.57	$78.28	3,389,399	$67.19

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of option activity for each of the three years ended December 31, 2020 is as follows:

	2020		2019		2018
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding—beginning of year	6,724,358	$70.07	7,203,765	$61.72	6,753,801	$53.59
Granted:
7-year term	1,326,599	100.85	1,352,402	82.43	845,773	87.63
10-year term	—	—	—	—	543,130	87.60
Exercised	(936,289)	51.37	(1,810,559)	45.93	(897,622)	40.21
Expired and forfeited	(3,437)	75.27	(21,250)	82.89	(41,317)	70.90
Outstanding—end of year	7,111,231	$78.28	6,724,358	$70.07	7,203,765	$61.72

Exercisable at end of year	3,389,399	$67.19	2,999,788	$57.27	3,393,090	$48.18

Additional information about Globe Life's stock option activity as of December 31, 2020 and 2019 is as follows:

	2020	2019
Outstanding options:
Weighted-average remaining contractual term (in years)	4.57	4.80
Aggregate intrinsic value	$126,467	$236,546
Exercisable options:
Weighted-average remaining contractual term (in years)	3.42	3.27
Aggregate intrinsic value	$94,527	$143,935

Selected stock option activity for the three years ended December 31, 2020 is presented below:

	2020	2019	2018
Weighted-average grant-date fair value of options granted (per share)	$14.64	$14.20	$15.65
Intrinsic value of options exercised	40,517	82,022	42,517
Cash received from options exercised	48,093	83,163	36,091
Actual tax benefit received	8,508	17,225	8,929

Additional information concerning Globe Life's unvested options is as follows at December 31:

	2020	2019
Number of shares outstanding	3,721,832	3,724,570
Weighted-average exercise price (per share)	$88.37	$80.39
Weighted-average remaining contractual term (in years)	5.62	6.04
Aggregate intrinsic value	$31,941	$92,611

Globe Life expects that substantially all unvested options will vest.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Restricted Stock: Restricted stock grants consist of time-vested grants, restricted stock units, and performance shares. Time-vested restricted stock is available to both senior executives and directors. The employee grants generally vest over five years and the director grants vest over six months. Restricted stock units are available only to directors. They vest over six months and are not converted to shares until the directors’ retirement, death, or disability. Director restricted stock and restricted stock units are generally granted on the first work day of the year. Performance shares are granted to a limited number of senior executives. Performance shares have a three-year contract life and are not settled in shares until the termination of the three-year contract period. While the grant specifies a stated target number of shares, the determination of the actual settlement in shares will be based on the achievement of certain performance objectives of Globe Life over the respective three-year contract periods. Certain executive restricted stock and performance share grants contain terms related to age that could accelerate vesting.

Following are the restricted stock units outstanding for each of the three years ended December 31, 2020. All restricted stock units were fully vested at the end of each year of grant.

Year of grants	Outstanding as of year end
2018	102,116
2019	71,006
2020	77,167

Below is the final determination of the performance share grants in 2016 to 2018:

Year of grants	Final settlement of shares	Final settlement date
2016	311,399	February 28, 2019
2017	271,843	February 26, 2020
2018	210,155	February 24, 2021
For the 2019 and 2020 performance share grants, actual shares that could be distributed range from 0 to 313 thousand for the 2019 grants and 0 to 227 thousand shares for the 2020 grants.

A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2020 is presented in the table below.

	2020	2019	2018
Directors restricted stock:
Shares	4,548	8,840	10,805
Price per share	$105.56	$76.37	$88.19
Aggregate value	$480	$675	$953
Percent vested as of 12/31/2020	100%	100%	100%
Directors restricted stock units (including dividend equivalents):
Shares	6,161	6,634	7,688
Price per share	$103.32	$77.50	$89.15
Aggregate value	$637	$514	$685
Percent vested as of 12/31/2020	100%	100%	100%
Performance shares:
Target shares	151,200	156,500	159,000
Target price per share	$100.74	$82.56	$87.60
Aggregate value	$15,232	$12,921	$13,928
Percent vested as of 12/31/2020	—%	—%	—%

GL 2020 FORM 10-K

Globe Life Inc.
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

An analysis of nonvested restricted stock is as follows:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Total
2018:
Balance at January 1, 2018	35,250	564,112	—	—	599,362
Grants	—	159,000	10,805	7,688	177,493
Additional performance shares(1)	—	179,415	—	—	179,415
Restriction lapses	(23,250)	(149,898)	(10,805)	(7,688)	(191,641)
Forfeitures	—	—	—	—	—
Balance at December 31, 2018	12,000	752,629	—	—	764,629
2019:
Grants	—	156,500	8,840	6,634	171,974
Additional performance shares(1)	—	118,812	—	—	118,812
Restriction lapses	(12,000)	(311,399)	(8,840)	(6,634)	(338,873)
Forfeitures	—	—	—	—	—
Balance at December 31, 2019	—	716,542	—	—	716,542
2020:
Grants	—	151,200	4,548	6,161	161,909
Additional performance shares(1)	—	(65,473)	—	—	(65,473)
Restriction lapses	—	(271,843)	(4,548)	(6,161)	(282,552)
Forfeitures	—	(11,450)	—	—	(11,450)
Balance at December 31, 2020	—	518,976	—	—	518,976
(1)Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of nonvested restricted stock is as follows for the year 2020:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units
Grant-date fair value per share at January 1, 2020	$—	$75.05	$—	$—
Grants	—	100.74	105.56	105.56
Estimated additional performance shares	—	(40.99)	—	—
Restriction lapses	—	(77.26)	(105.56)	(105.56)
Forfeitures	—	(77.26)	—	—
Grant-date fair value per share at December 31, 2020	—	90.13	—	—

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 14—Business Segments

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

Premium Income by Distribution Channel

	For the Year 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,257,726	47	$105,734	9	$—	—	$1,363,460	36
Direct to Consumer	906,959	34	76,527	7	—	—	983,486	26
Liberty National	293,897	11	188,835	16	—	—	482,732	13
United American	9,688	—	452,980	40	4	100	462,672	12
Family Heritage	4,253	—	317,021	28	—	—	321,274	8
Other	200,281	8	—	—	—	—	200,281	5
	$2,672,804	100	$1,141,097	100	$4	100	$3,813,905	100

	For the Year 2019
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,160,495	46	$99,447	9	$—	—	$1,259,942	35
Direct to Consumer	855,543	34	77,557	7	—	—	933,100	26
Liberty National	285,551	11	189,578	18	—	—	475,129	13
United American	10,571	1	416,582	39	4	100	427,157	12
Family Heritage	3,830	—	294,182	27	—	—	298,012	8
Other	201,794	8	—	—	—	—	201,794	6
	$2,517,784	100	$1,077,346	100	$4	100	$3,595,134	100

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	For the Year 2018
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,081,333	45	$93,313	9	$—	—	$1,174,646	34
Direct to Consumer	828,935	34	76,297	7	—	—	905,232	26
Liberty National	278,878	12	191,378	19	—	—	470,256	14
United American	11,451	1	381,076	38	12	100	392,539	12
Family Heritage	3,501	—	273,275	27	—	—	276,776	8
Other	202,457	8	—	—	—	—	202,457	6
	$2,406,555	100	$1,015,339	100	$12	100	$3,421,906	100

Due to the nature of the life insurance industry, Globe Life has no individual or group which would be considered a major customer. Substantially all of Globe Life's business is conducted in the United States.

The measure of profitability established by the chief operating decision makers for insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner the segments are managed. This measure represents gross profit margin on insurance products before insurance administrative expenses and consists primarily of premium less net policy benefits, acquisition expenses, and commissions. Required interest on net policy liabilities (benefit reserves less deferred acquisition costs) is reflected as a component of the Investment segment (rather than as a component of underwriting margin in the insurance and annuity segments) in order to match this cost with the investment income earned on the assets supporting the net policy liabilities.

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

Globe Life holds a sizable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations of its insurance products. From time to time, investments are sold, called, or experience a credit loss event, each of which are reflected by the Company as realized gain (loss)—investments. These gains or losses generally occur as a result of disposition due to issuer calls, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

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

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items. See Note—1 Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	Twelve Months Ended December 31, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,672,804	$1,141,097	$4	$—	$—	$—		$3,813,905
Net investment income	—	—	—	927,062	—	—		927,062
Other income	—	—	—	—	1,325	—		1,325
Total revenue	2,672,804	1,141,097	4	927,062	1,325	—		4,742,292
Expenses:
Policy benefits	1,809,373	733,481	30,030	—	—	—		2,572,884
Required interest on reserves	(698,112)	(93,475)	(41,413)	833,000	—	—		—
Required interest on DAC	210,152	26,586	328	(237,066)	—	—		—
Amortization of acquisition costs	463,586	110,177	2,007	—	—	—		575,770
Commissions, premium taxes, and non-deferred acquisition costs	212,859	91,959	23	—	—	—		304,841
Insurance administrative expense(1)	—	—	—	—	250,947	3,985	(2,3)	254,932
Parent expense	—	—	—	—	9,891	323	(3)	10,214
Stock-based compensation expense	—	—	—	—	35,892	—		35,892
Interest expense	—	—	—	86,704	—	—		86,704
Total expenses	1,997,858	868,728	(9,025)	682,638	296,730	4,308		3,841,237
Subtotal	674,946	272,369	9,029	244,424	(295,405)	(4,308)		901,055
Non-operating items	—	—	—	—	—	4,308	(2,3)	4,308
Measure of segment profitability (pretax)	$674,946	$272,369	$9,029	$244,424	$(295,405)	$—		905,363

Realized gain (loss)—investments								(3,737)
Realized loss—redemption of debt								(634)
Legal proceedings								(3,275)
Non-operating expenses								(1,033)
Income before income taxes per Consolidated Statements of Operations								$896,684
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.
(3)Non-operating expenses.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Twelve Months Ended December 31, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,517,784	$1,077,346	$4	$—	$—	$—		$3,595,134
Net investment income	—	—	—	910,459	—	—		910,459
Other income	—	—	—	—	1,318	—		1,318
Total revenue	2,517,784	1,077,346	4	910,459	1,318	—		4,506,911
Expenses:
Policy benefits	1,638,053	687,764	31,532	—	—	—		2,357,349
Required interest on reserves	(666,168)	(87,289)	(43,522)	796,979	—	—		—
Required interest on DAC	202,502	25,435	494	(228,431)	—	—		—
Amortization of acquisition costs	436,881	112,825	2,020	—	—	—		551,726
Commissions, premium taxes, and non-deferred acquisition costs	203,052	94,973	22	—	—	—		298,047
Insurance administrative expense(1)	—	—	—	—	240,321	8,758	(2,3)	249,079
Parent expense	—	—	—	—	10,260	643	(4)	10,903
Stock-based compensation expense	—	—	—	—	44,843	—		44,843
Interest expense	—	—	—	84,306	—	—		84,306
Total expenses	1,814,320	833,708	(9,454)	652,854	295,424	9,401		3,596,253
Subtotal	703,464	243,638	9,458	257,605	(294,106)	(9,401)		910,658
Non-operating items	—	—	—	—	—	9,401	(2,3,4)	9,401
Measure of segment profitability (pretax)	$703,464	$243,638	$9,458	$257,605	$(294,106)	$—		920,059

Realized gain (loss)—investments								20,621
Administrative settlements								(400)
Legal proceedings								(8,358)
Non-operating expenses								(643)
Income before income taxes per Consolidated Statements of Operations								$931,279
(1)Administrative expense is not allocated to insurance segments.
(2)Administrative settlements.
(3)Legal proceedings.
(4)Non-operating expenses.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Twelve Months Ended December 31, 2018
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,406,555	$1,015,339	$12	$—	$—	$—		$3,421,906
Net investment income	—	—	—	882,512	—	—		882,512
Other income	—	—	—	—	1,236	(99)	(2)	1,137
Total revenue	2,406,555	1,015,339	12	882,512	1,236	(99)		4,305,555
Expenses:
Policy benefits	1,591,790	649,188	34,264	—	—	—		2,275,242
Required interest on reserves	(636,040)	(83,243)	(47,357)	766,640	—	—		—
Required interest on DAC	194,297	24,412	589	(219,298)	—	—		—
Amortization of acquisition costs	414,200	100,376	2,114	—	—	—		516,690
Commissions, premium taxes, and non-deferred acquisition costs	190,007	88,553	26	—	—	(99)	(2)	278,487
Insurance administrative expense(1)	—	—	—	—	223,941	3,590	(3)	227,531
Parent expense	—	—	—	—	10,684	1,578	(4)	12,262
Stock-based compensation expense	—	—	—	—	39,792	—		39,792
Interest expense	—	—	—	90,076	—	—		90,076
Total expenses	1,754,254	779,286	(10,364)	637,418	274,417	5,069		3,440,080
Subtotal	652,301	236,053	10,376	245,094	(273,181)	(5,168)		865,475
Non-operating items	—	—	—	—	—	5,168	(3,4)	5,168
Measure of segment profitability (pretax)	$652,301	$236,053	$10,376	$245,094	$(273,181)	$—		870,643

Realized gain (loss)—investments								9,274
Realized loss—redemption of debt								(11,078)
Administrative settlements								(3,590)
Non-operating expenses								(1,578)
Income before income taxes per Consolidated Statements of Operations								$863,671
(1)Administrative expense is not allocated to insurance segments.
(2)Elimination of intersegment commission.
(3)Administrative settlements.
(4)Non-operating expenses.

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain DAC. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase. All other assets are included in the Corporate & Other category. The tables below reconcile segment assets to total assets as reported in the consolidated financial statements.

Assets by Segment

	At December 31, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$22,547,498	$—	$22,547,498
Accrued investment income	—	—	—	248,991	—	248,991
Deferred acquisition costs	3,982,158	610,071	3,215	—	—	4,595,444
Goodwill	309,609	131,982	—	—	—	441,591
Other assets	—	—	—	—	1,213,207	1,213,207
Total assets	$4,291,767	$742,053	$3,215	$22,796,489	$1,213,207	$29,046,731

	At December 31, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$19,923,204	$—	$19,923,204
Accrued investment income	—	—	—	245,129	—	245,129
Deferred acquisition costs	3,768,797	569,126	4,018	—	—	4,341,941
Goodwill	309,609	131,982	—	—	—	441,591
Other assets	—	—	—	—	1,025,595	1,025,595
Total assets	$4,078,406	$701,108	$4,018	$20,168,333	$1,025,595	$25,977,460

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Liabilities for each segment are reported also on a specific identification basis similar to the assets. The insurance segments' liabilities contain future policy benefits, unearned and advance premiums, and policy claims and other benefits payable. Other policyholders' funds are included in Other as well as current and deferred income taxes payable. Debt represents both short and long-term. The tables below reconcile segment liabilities to total liabilities as reported in the consolidated financial statements.

Liabilities by Segment

	At December 31, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$12,008,396	$2,172,141	$1,062,999	$—	$—	$15,243,536
Unearned and advance premiums	18,968	42,760	—	—	—	61,728
Policy claims and other benefits payable	237,246	162,261	—	—	—	399,507
Debt	—	—	—	1,922,804	—	1,922,804
Other	—	—	—	—	2,648,064	2,648,064
Total liabilities	$12,264,610	$2,377,162	$1,062,999	$1,922,804	$2,648,064	$20,275,639

	At December 31, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$11,403,078	$2,006,424	$1,098,632	$—	$—	$14,508,134
Unearned and advance premiums	17,701	46,008	—	—	—	63,709
Policy claims and other benefits payable	201,594	163,808	—	—	—	365,402
Debt	—	—	—	1,647,726	—	1,647,726
Other	—	—	—	—	2,098,182	2,098,182
Total liabilities	$11,622,373	$2,216,240	$1,098,632	$1,647,726	$2,098,182	$18,683,153

GL 2020 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 15—Selected Quarterly Data (Unaudited)

The following is an unaudited summary of quarterly results for the two years ended December 31, 2020. The information includes all adjustments (consisting of normal accruals) which management considers necessary for a fair presentation of the results of operations for these periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2020:
Premium income	$929,835	$953,702	$961,817	$968,551
Net investment income	228,991	231,568	231,432	235,071
Realized gains (losses)	(26,097)	(4,790)	1,501	25,015
Total revenue	1,133,054	1,180,884	1,195,042	1,228,941
Policyholder benefits	607,969	650,816	650,976	663,123
Amortization of deferred acquisition costs	143,837	146,160	140,843	144,930
Pretax income from continuing operations	202,921	212,241	231,538	249,984
Income from continuing operations	165,540	173,048	188,945	204,240
Income (loss) from discontinued operations	—	—	—	—
Net income	165,540	173,048	188,945	204,240
Basic net income per common share:
Continuing operations	1.54	1.63	1.78	1.96
Discontinued operations	—	—	—	—
Total basic net income per common share	1.54	1.63	1.78	1.96
Diluted net income per common share:
Continuing operations	1.52	1.62	1.76	1.93
Discontinued operations	—	—	—	—
Total diluted net income per common share	1.52	1.62	1.76	1.93

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019:
Premium income	$890,973	$897,484	$899,993	$906,684
Net investment income	226,673	227,425	228,905	227,456
Realized gains (losses)	1,329	5,154	11,943	2,195
Total revenue	1,119,216	1,130,461	1,141,279	1,136,576
Policyholder benefits	587,757	589,362	585,692	594,538
Amortization of deferred acquisition costs	135,822	138,165	138,449	139,290
Pretax income from continuing operations	228,101	228,760	247,330	227,088
Income from continuing operations	185,394	186,609	201,818	187,061
Income (loss) from discontinued operations	(49)	(43)	—	—
Net income	185,345	186,566	201,818	187,061
Basic net income per common share:
Continuing operations	1.68	1.70	1.85	1.73
Discontinued operations	—	—	—	—
Total basic net income per common share	1.68	1.70	1.85	1.73
Diluted net income per common share:
Continuing operations	1.65	1.67	1.82	1.69
Discontinued operations	—	—	—	—
Total diluted net income per common share	1.65	1.67	1.82	1.69

GL 2020 FORM 10-K

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

As of the end of the fiscal year completed December 31, 2020, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon their evaluation as of December 31, 2020, the Co-Chairmen and Chief Executive Officers, and the Executive Vice President and Chief Financial Officer have concluded that Globe Life's internal control over financial reporting is effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Changes in Internal Control over Financial Reporting: As of the period ended December 31, 2020, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Refer to Deloitte & Touche LLP's, independent registered public accounting firm, attestation report on the Company's internal controls over financial reporting.

GL 2020 FORM 10-K

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management at Globe Life is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for assessing the effectiveness of internal control on an annual basis. As a framework for assessing internal control over financial reporting, the Company utilizes the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2020. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chairman and Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 25, 2021

GL 2020 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globe Life Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020 of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2021

GL 2020 FORM 10-K

Item 9B. Other Information

There were no items required.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the sections entitled “PROPOSAL NUMBER 1 - Election of Directors,” “Director Nominee Profiles,” "Director Nominees Skills Matrix," “Executive Officers,” “AUDIT COMMITTEE REPORT,” “Governance Guidelines and Codes of Ethics,” “Qualifications of Directors,” “Procedures for Director Nominations by Shareholders,” and “DELINQUENT SECTION 16(a) REPORTS” in the Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2021 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the sections entitled “COMPENSATION DISCUSSION AND ANALYSIS”, “COMPENSATION COMMITTEE REPORT”, “SUMMARY COMPENSATION TABLE”, "CEO PAY RATIO", “2020 GRANTS OF PLAN-BASED AWARDS”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2020”, “OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR ENDED DECEMBER 31, 2020”, “PENSION BENEFITS AT DECEMBER 31, 2020”, “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL”, “2020 DIRECTOR COMPENSATION”, and “PAYMENTS TO DIRECTORS” in the Proxy Statement, which is to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1.Equity Compensation Plan Information as of December 31, 2020

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	7,111,231	$78.28	5,984,418
Equity compensation plans not approved by security holders
Total	7,111,231	$78.28	5,984,418

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
4.Changes in control:
Globe Life knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

GL 2020 FORM 10-K

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

GL 2020 FORM 10-K

EXHIBITS

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report

3.1	Restated Certificate of Incorporation of Globe Life Inc.	8-K	August 8, 2019	3.2

3.2	Amended and Restated By-Laws of Globe Life Inc., as amended February 24, 2021	8-K	February 25, 2021	3.2

4.1	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee	10-K	February 27, 2018	4.1

4.2	Fourth Supplemental Indenture dated as of September 24, 2012 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Indenture dated February 1, 1987	8-K	September 24, 2012	4.2

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures	8-K	November 2, 2001	4.3

4.4	Second Supplemental Indenture dated as of April 5, 2016 between Torchmark Corporation and The Bank of New York Mellon Trust Company of New York, N.A., as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	April 5, 2016	4.3

4.5	Third Supplemental Indenture dated as of November 17, 2017 between Torchmark Corporation and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	November 17, 2017	4.4

4.6	Senior Indenture, dated as of September 24, 2018, between Torchmark Corporation and Regions Bank, as Trustee	S-3	September 24, 2018	4.1

4.7	First Supplemental Indenture, dated as of September 27, 2018, between Torchmark Corporation and Regions Bank, as Trustee	8-K	September 27, 2018	4.2

4.8	Second Supplemental Indenture, dated as of August 21, 2020, between Globe Life Inc. and Regions Bank, as Trustee	8-K	August 21, 2020	4.2

10.1	Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers, as amended*	10-K	February 27, 2018	10.1

10.2	Amendment One to the Torchmark Corporation Restated Deferred Compensation Plan for Directors, Advisory Directors, Directors Emeritus and Officers*	10-K	February 27, 2009	10.54

10.3	Amendment Two to the Torchmark Corporation Restated Deferred Compensation Plan*	10-K	February 27, 2009	10.55

10.4	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit)*	10-K	March 22, 2002	10.Z

10.5	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit)*	10-K	March 22, 2002	10.AA

10.6	Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	January 25, 2007	10.1

10.7	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008	10.53

10.8	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008	10.54

10.9	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2009	10.53

10.10	Amendment Four to the Torchmark Amendment Four to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2020	10.10

GL 2020 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report

10.11	Amendment Five to the Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	May 5, 2015	10.1

10.12	Amendment Six to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	March 1, 2019	10.11

10.13	Amendment Seven to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-Q	November 5, 2020	10.2

10.14	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated*	8-K	April 29, 2008	10.1

10.15	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan*	10-K	February 29, 2008	10.58

10.16	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd.	8-K	January 6, 2009	10.1

10.17	Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	February 28, 2014	10.58

10.18	Amendment No.2 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	March 1, 2019	10.17

10.19	Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.1

10.20	First Amendment to Torchmark Corporation 2011 Incentive Plan*	8-K	April 29, 2014	10.1

10.21	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.4

10.22	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.5

10.23	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan*	8-K	February 27, 2012	10.1

10.24	Form of Seven Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.75

10.25	Form of Ten Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.76

10.26	Form of Performance Share Award Certificate under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.77

10.27	Form of Seven Year Stock Option Grant Agreement (Special) under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.78

10.28	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January, 2017*	10-K	February 27, 2017	10.55

10.29	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011	10.57

10.30	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011	10.59

10.31	Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.1

10.32	First Amendment to Torchmark Corporation 2018 Incentive Plan*	10-K	February 27, 2020	10.31

GL 2020 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
10.33	Amended Torchmark Corporation 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.32

10.34	Form of Performance Share Award under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.3

10.35	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020	10.34

10.36	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.4
10.37	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020	10.36
10.38	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018	10.5

10.39	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2020	10.38
10.40	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (Special)*	10-K	February 27, 2020	10.39
10.41	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.6

10.42	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018	10.7

10.43	Form of Stock Option under Torchmark Corporation 2018 Non-Employee Director Compensation Plan*	8-K	May 2, 2018	10.8

10.44	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2018 Non-Employee Director Compensation Plan*	8-K	May 2, 2018	10.10

10.45	Form of Stock Option under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.44

10.46	Form of Restricted Stock under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.45

10.47	Form of Restricted Stock Unit Award Notice under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.46

10.48	Torchmark Corporation 2019 Management Incentive Plan (effective as of January 1, 2019)*	8-K	March 4, 2019	10.1

10.49	The Globe Life Inc. Amended and Restated Pension Plan Generally Effective as of January 1, 2020*	10-Q	November 5, 2020	10.1

10.50	Globe Life Inc. Savings and Investment Plan*	10-K	February 27, 2020	10.52

10.51	Payments to Directors*	10-Q	May 7, 2019	10.51

10.52	Second Amended and Restated Credit Agreement dated as of May 17, 2016 among Torchmark Corporation, as the Borrower, TMK Re, Ltd., as a Loan Party, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Administrator and the other lenders party thereto	8-K	May 18, 2016	10.1

10.53	First Amendment to Second Amended and Restated Credit Agreement	8-K	April 14, 2020	10.2

10.54	Second Amendment to Second Amended and Restated Credit Agreement	10-Q	May 7, 2020	10.1

10.55	Credit Agreement dates as of August 24, 2020 among Globe Life Inc., as the Borrower, TMK Re Ltd., as a Loan Party, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Administrator and other lenders party thereto	8-K	August 25, 2020	10.1

GL 2020 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
10.56	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan (2021)*	10-K	February 25, 2021	10.56

20	Proxy Statement for Annual Meeting of Shareholders to be held April 29, 2021**	DEF14-A	March 18, 2021

21	Subsidiaries of the registrant	10-K	February 25, 2021	21	123

23	Consent of Deloitte & Touche LLP	10-K	February 25, 2021	23

24	Powers of Attorney	10-K	February 25, 2021	24

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman	10-K	February 25, 2021	31.1

31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison	10-K	February 25, 2021	31.2

31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda	10-K	February 25, 2021	31.3

32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda	10-K	February 25, 2021	32.1

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.	10-K	February 25, 2021	101.INS

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	February 25, 2021	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	February 25, 2021	101.CAL

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	February 25, 2021	101.LAB

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	February 25, 2021	101.PRE

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	February 25, 2021	101.DEF

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	10-K	February 25, 2021	104

* Compensatory plan or arrangement.
** To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

GL 2020 FORM 10-K

Exhibit 21. Subsidiaries of the Registrant: The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Name Under Which Company Does Business	State of Incorporation	Distribution Channel (Division)
Globe Life And Accident Insurance Company	Nebraska	Direct to Consumer
American Income Life Insurance Company	Indiana	American Income Life Division
Liberty National Life Insurance Company	Nebraska	Liberty National Division

While United American Insurance Company (Nebraska) and Family Heritage Life Insurance Company of America (Ohio) do not qualify as a significant subsidiaries in accordance with Regulation S-X, management views these subsidiaries as significant to our operations.

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” in this report. Exhibits not referred to have been omitted as inapplicable or not required.

GL 2020 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(Dollar amounts in thousands)

	December 31,
	2020	2019
Assets:
Investments:
Long-term investments	$32,861	$28,728
Short-term investments	19,300	3,401
Total investments	52,161	32,129
Cash	1,644	873
Investment in affiliates	10,526,982	9,020,073
Due from affiliates	322,278	96,129
Taxes receivable from affiliates	51,041	50,302
Other assets	184,588	160,723
Total assets	$11,138,694	$9,360,229

Liabilities:
Short-term debt	$254,918	$298,738
Long-term debt	1,817,798	1,498,851
Due to affiliates	—	3,532
Other liabilities	294,886	264,801
Total liabilities	2,367,602	2,065,922

Shareholders’ equity:
Preferred stock	351	351
Common stock	113,218	117,218
Additional paid-in capital	877,946	882,065
Accumulated other comprehensive income	3,029,244	1,844,830
Retained earnings	5,874,109	5,551,329
Treasury stock	(1,123,776)	(1,101,486)
Total shareholders’ equity	8,771,092	7,294,307
Total liabilities and shareholders’ equity	$11,138,694	$9,360,229

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2020 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Operations
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net investment income	$30,199	$28,869	$28,077
Realized gains (losses)	12,792	—	(11,078)
Total revenue	42,991	28,869	16,999

General operating expenses	57,679	68,419	65,762
Reimbursements from affiliates	(68,556)	(65,928)	(61,620)
Interest expense	90,197	89,317	94,159
Total expenses	79,320	91,808	98,301

Operating income (loss) before income taxes and equity in earnings of affiliates	(36,329)	(62,939)	(81,302)
Income taxes	7,773	13,133	15,262
Net operating loss before equity in earnings of affiliates	(28,556)	(49,806)	(66,040)
Equity in earnings of affiliates, net of tax	760,329	810,596	767,506
Net income	731,773	760,790	701,466

Other comprehensive income (loss):
Attributable to Parent Company	(21,477)	(11,379)	23,805
Attributable to affiliates	1,205,891	1,536,734	(1,128,604)
Comprehensive income (loss)	$1,916,187	$2,286,145	$(403,333)

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2020 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)
Condensed Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$731,773	$760,790	$701,466
Equity in earnings of affiliates	(760,329)	(810,596)	(767,506)
Cash dividends from subsidiaries	485,871	479,988	448,142
Other, net	21,129	65,584	64,734
Cash provided from operations	478,444	495,766	446,836

Cash provided from (used for) investing activities:
Net decrease (increase) in short-term investments	(15,899)	(3,380)	5,603
Investment in subsidiaries	(7,875)	—	(140,000)
Additions to properties	—	(32)	(19,888)
Loaned money to affiliates	(1,008,860)	(501,764)	(584,000)
Repayments from affiliates	782,860	501,764	584,000
Cash provided from (used for) investing activities	(249,774)	(3,412)	(154,285)

Cash provided from (used for) financing activities:
Repayment of debt	(386,875)	(6,875)	(327,762)
Proceeds from issuance of debt	700,000	—	550,000
Payment for debt issuance costs	(5,844)	—	(6,969)
Net issuance (repayment) of commercial paper	(34,445)	(11,610)	(22,719)
Issuance of stock	48,093	82,771	36,091
Acquisitions of treasury stock	(443,866)	(459,569)	(421,749)
Borrowed money from affiliate	76,000	277,000	197,690
Repayments to affiliates	(79,500)	(276,500)	(202,690)
Payment of dividends	(101,462)	(97,458)	(94,691)
Cash provided from (used for) financing activities	(227,899)	(492,241)	(292,799)

Net increase (decrease) in cash	771	113	(248)
Cash balance at beginning of period	873	760	1,008
Cash balance at end of period	$1,644	$873	$760

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2020 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Notes to Condensed Financial Statements
(Dollar amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Globe Life from the subsidiaries were as follows:

	Year Ended December 31,
	2020	2019	2018
Dividends from subsidiaries	$485,871	$479,988	$448,142

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes non-cash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation not involving cash	$35,892	$44,843	$39,792
Investment in subsidiaries	—	—	11,899
Dividend of property to Parent	—	—	11,889

 The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2020	2019	2018
Interest paid	$86,504	$86,868	$86,982
Income taxes paid (received)	(12,744)	(16,617)	(21,377)

Note C—Preferred Stock

As of December 31, 2020, Globe Life had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Globe Life common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Globe Life capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2020 FORM 10-K

Globe Life Inc.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Dollar Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2020
Life insurance in force	$203,894,460	$669,063	$2,551,770	$205,777,167	1.2
Premiums(2):
Life insurance	$2,642,555	$4,241	$19,775	$2,658,089	0.7
Health insurance	1,144,470	3,373	—	1,141,097	—
Total premium	$3,787,025	$7,614	$19,775	$3,799,186	0.5
For the Year Ended December 31, 2019
Life insurance in force	$191,249,516	$676,988	$2,774,388	$193,346,916	1.4
Premiums(2):
Life insurance	$2,486,127	$4,357	$20,384	$2,502,154	0.8
Health insurance	1,080,869	3,523	—	1,077,346	—
Total premium	$3,566,996	$7,880	$20,384	$3,579,500	0.6
For the Year Ended December 31, 2018
Life insurance in force	$185,212,195	$688,384	$3,019,737	$187,543,548	1.6
Premiums(2):
Life insurance	$2,373,423	$4,581	$21,305	$2,390,147	0.9
Health insurance	1,019,007	3,668	—	1,015,339	—
Total premium	$3,392,430	$8,249	$21,305	$3,405,486	0.6

(1)No amounts have been netted against ceded premium.
(2)Excludes policy charges of $14.7 million, $15.6 million, and $16.4 million in each of the years 2020, 2019, and 2018, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2020 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 12 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Life Inc.

By:	/s/ GARY L. COLEMAN
Gary L. Coleman
Co-Chairman and Chief Executive Officer and Director

By:	/s/ LARRY M. HUTCHISON
Larry M. Hutchison
Co-Chairman and Chief Executive Officer and Director

By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

By:	/s/ M. SHANE HENRIE
M. Shane Henrie
Corporate Senior Vice President and Chief Accounting Officer

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ ROBERT W. INGRAM *
	Charles E. Adair		Robert W. Ingram
	Director		Director

By:	/s/ LINDA L. ADDISON *	By:	/s/ STEVEN P. JOHNSON *
	Linda L. Addison		Steven P. Johnson
	Director		Director

By:	/s/ MARILYN A. ALEXANDER *	By:	/s/ DARREN M. REBELEZ *
	Marilyn A. Alexander		Darren M. Rebelez
	Director		Director

By:	/s/ CHERYL D. ALSTON *	By:	/s/ MARY E. THIGPEN *
	Cheryl D. Alston		Mary E. Thigpen
	Director		Director

By:	/s/ JANE M. BUCHAN *
Jane M. Buchan
Director

Date: February 25, 2021

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact

GL 2020 FORM 10-K