Form 10-Q
period 2021-03-31
GLOBE LIFE INC.
filed 2021-05-06
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at April 28, 2021
Common Stock, $1.00 Par Value	103,053,356

1
GL Q1 2021 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
2
GL Q1 2021 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2021—$17,411,959; 2020—$17,197,145, allowance for credit losses: 2021— $0; 2020— $3,346)	$20,154,910	$21,213,509
Policy loans	584,297	584,379
Other long-term investments (includes: 2021—$459,707; 2020—$385,038 under the fair value option)	619,741	546,981
Short-term investments	93,348	107,782
Total investments	21,452,296	22,452,651
Cash	81,504	94,847
Accrued investment income	268,384	248,991
Other receivables	477,596	474,180
Deferred acquisition costs	4,662,509	4,595,444
Goodwill	441,591	441,591
Other assets	729,016	739,027
Total assets	$28,112,896	$29,046,731
Liabilities:
Future policy benefits	$15,433,249	$15,243,536
Unearned and advance premium	68,817	61,728
Policy claims and other benefits payable	398,190	399,507
Other policyholders' funds	98,251	97,968
Total policy liabilities	15,998,507	15,802,739
Current and deferred income taxes	1,586,288	1,833,723
Short-term debt	274,919	254,918
Long-term debt (estimated fair value: 2021—$1,799,129; 2020—$1,871,754)	1,668,322	1,667,886
Other liabilities	752,523	716,373
Total liabilities	20,280,559	20,275,639
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2021 and 2020	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2021—113,218,183 issued; 2020—113,218,183 issued)	113,218	113,218
Additional paid-in-capital	516,013	527,435
Accumulated other comprehensive income (loss)	2,024,515	3,029,244
Retained earnings	6,020,552	5,874,109
Treasury stock, at cost: (2021—10,025,038 shares; 2020—9,420,699 shares)	(841,961)	(772,914)
Total shareholders' equity	7,832,337	8,771,092
Total liabilities and shareholders' equity	$28,112,896	$29,046,731

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Life premium	$708,119	$649,630
Health premium	294,173	280,205
Other premium	1	—
Total premium	1,002,293	929,835
Net investment income	235,820	228,991
Realized gains (losses)	28,152	(26,097)
Other income	295	325
Total revenue	1,266,560	1,133,054

Benefits and expenses:
Life policyholder benefits	517,631	421,670
Health policyholder benefits	187,829	178,711
Other policyholder benefits	7,259	7,588
Total policyholder benefits	712,719	607,969

Amortization of deferred acquisition costs	152,993	143,837
Commissions, premium taxes, and non-deferred acquisition costs	79,666	78,937
Other operating expense	81,210	78,582
Interest expense	21,178	20,808
Total benefits and expenses	1,047,766	930,133

Income before income taxes	218,794	202,921
Income tax benefit (expense)	(40,277)	(37,381)
Net income	$178,517	$165,540

Basic net income per common share	$1.73	$1.54

Diluted net income per common share	$1.70	$1.52

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$178,517	$165,540

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(1,262,059)	(977,936)
Other reclassification adjustments included in net income	(17,142)	28,412
Foreign exchange adjustment on fixed maturities recorded at fair value	2,442	(2,397)
Unrealized gains (losses) on fixed maturities	(1,276,759)	(951,921)

Unrealized gains (losses) on other investments	—	(10,720)
Total unrealized investment gains (losses)	(1,276,759)	(962,641)
Less applicable tax (expense) benefit	268,119	202,150
Unrealized gains (losses) on investments, net of tax	(1,008,640)	(760,491)

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	359	383
Less applicable tax (expense) benefit	(75)	(80)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	284	303

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(610)	(27,442)
Less applicable tax (expense) benefit	128	5,763
Foreign exchange translation adjustments, other than securities, net of tax	(482)	(21,679)

Pension:
Pension adjustments	5,200	4,157
Less applicable tax (expense) benefit	(1,091)	(873)
Pension adjustments, net of tax	4,109	3,284

Other comprehensive income (loss)	(1,004,729)	(778,583)
Comprehensive income (loss)	$(826,212)	$(613,043)

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$—	$113,218	$527,435	$3,029,244	$5,874,109	$(772,914)	$8,771,092
Comprehensive income (loss)	—	—	—	(1,004,729)	178,517	—	(826,212)
Common dividends declared ($0.1975 per share)	—	—	—	—	(20,435)	—	(20,435)
Acquisition of treasury stock	—	—	—	—	—	(132,720)	(132,720)
Stock-based compensation	—	—	(11,422)	—	1,168	18,142	7,888
Exercise of stock options	—	—	—	—	(12,807)	45,531	32,724
Balance at March 31, 2021	$—	$113,218	$516,013	$2,024,515	$6,020,552	$(841,961)	$7,832,337

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$—	$117,218	$531,554	$1,844,830	$5,551,329	$(750,624)	$7,294,307
Cumulative effect of change in accounting principles, net of tax(1)	—	—	—	—	(454)	—	(454)
Balance at January 1, 2020	—	117,218	531,554	1,844,830	5,550,875	(750,624)	7,293,853
Comprehensive income (loss)	—	—	—	(778,583)	165,540	—	(613,043)
Common dividends declared ($0.1875 per share)	—	—	—	—	(19,963)	—	(19,963)
Acquisition of treasury stock	—	—	—	—	—	(166,729)	(166,729)
Stock-based compensation	—	—	(12,126)	—	(482)	21,964	9,356
Exercise of stock options	—	—	—	—	(9,539)	26,347	16,808
Balance at March 31, 2020	$—	$117,218	$519,428	$1,066,247	$5,686,431	$(869,042)	$6,520,282
(1)Adoption of Accounting Standard Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020.

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash provided from (used for) operating activities	$371,830	$343,554

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	61,858	50,360
Fixed maturities available for sale—matured or other redemptions	36,683	167,387
Other long-term investments	3,733	231
Total investments sold or matured	102,274	217,978
Acquisition of investments:
Fixed maturities—available for sale	(295,869)	(211,754)
Other long-term investments	(65,997)	(49,896)
Total investments acquired	(361,866)	(261,650)
Net (increase) decrease in policy loans	82	(3,641)
Net (increase) decrease in short-term investments	14,434	(234,316)
Additions to properties	(15,529)	(9,316)
Other investing activities	—	13
Investments in low-income housing interests	(9,080)	(20,743)
Cash provided from (used for) investing activities	(269,685)	(311,675)

Cash provided from (used for) financing activities:
Issuance of common stock	32,724	16,808
Cash dividends paid to shareholders	(19,511)	(18,588)
Repayment of debt	—	(1,875)
Net borrowing (repayment) of commercial paper	20,001	158,764
Acquisition of treasury stock	(132,720)	(166,729)
Net receipts (payments) from deposit-type products	(13,811)	(19,651)
Cash provided from (used for) financing activities	(113,317)	(31,271)

Effect of foreign exchange rate changes on cash	(2,171)	13,829
Net increase (decrease) in cash	(13,343)	14,437
Cash at beginning of year	94,847	75,933
Cash at end of period	$81,504	$90,370

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q1 2021 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2021, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2021 and 2020. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 25, 2021.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 2—New Accounting Standards

Accounting Pronouncements Adopted in the Current Year
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs	The standard was issued as an amendment to ASU 2017-08, and clarifies that callable debt securities with a premium should be amortized to the next call date.	This standard became effective on January 1, 2021.	The adoption of this standard did not have a material impact on the consolidated financial statements.

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
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

As of the balance sheet date, the Company is continuing to upgrade its valuation systems as part of its implementation plan. In addition, significant progress has been made allowing the Company to execute parallel valuation runs on major blocks of business and is updating its accounting policies. Due to the overall nature of the standard, the impact on the consolidated financial statements is expected to be significant. At this time, the Company does not have an estimate of the impact. The Company does not expect to early adopt this ASU and has selected a modified retrospective transition method.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2021	$3,175,572	$(4,704)	$23,302	$(164,926)	$3,029,244
Other comprehensive income (loss) before reclassifications, net of tax	(995,098)	284	(482)	—	(995,296)
Reclassifications, net of tax	(13,542)	—	—	4,109	(9,433)
Other comprehensive income (loss)	(1,008,640)	284	(482)	4,109	(1,004,729)
Balance at March 31, 2021	$2,166,932	$(4,420)	$22,820	$(160,817)	$2,024,515

	Three Months Ended March 31, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2020	$1,982,650	$(5,916)	$12,058	$(143,962)	$1,844,830
Other comprehensive income (loss) before reclassifications, net of tax	(782,936)	303	(21,679)	—	(804,312)
Reclassifications, net of tax	22,445	—	—	3,284	25,729
Other comprehensive income (loss)	(760,491)	303	(21,679)	3,284	(778,583)
Balance at March 31, 2020	$1,222,159	$(5,613)	$(9,621)	$(140,678)	$1,066,247

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Affected line items in the Statement of Operations
Component Line Item	2021	2020
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(18,790)	$26,920	Realized (gains) losses
Amortization of (discount) premium	1,648	1,492	Net investment income
Total before tax	(17,142)	28,412
Tax	3,600	(5,967)	Income taxes
Total after-tax	(13,542)	22,445
Pension adjustments:
Amortization of prior service cost	158	158	Other operating expense
Amortization of actuarial (gain) loss	5,042	3,999	Other operating expense
Total before tax	5,200	4,157
Tax	(1,091)	(873)	Income taxes
Total after-tax	4,109	3,284
Total reclassification (after-tax)	$(9,433)	$25,729

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at March 31, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within the corporates by sector.

	At March 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$381,473	$—	$55,367	$(208)	$436,632	2
States, municipalities, and political subdivisions	1,901,330	—	197,682	(7,653)	2,091,359	11
Foreign governments	56,664	—	1,944	(4,407)	54,201	—
Corporates, by sector:
Financial	4,458,076	—	719,494	(27,666)	5,149,904	26
Utilities	1,976,871	—	425,135	(2,301)	2,399,705	12
Energy	1,637,352	—	257,980	(9,816)	1,885,516	9
Other corporate sectors	6,828,995	—	1,136,803	(24,753)	7,941,045	39
Total corporates	14,901,294	—	2,539,412	(64,536)	17,376,170	86
Collateralized debt obligations	36,810	—	24,491	—	61,301	—
Other asset-backed securities	134,388	—	4,482	(3,623)	135,247	1
Total fixed maturities	$17,411,959	$—	$2,823,378	$(80,427)	$20,154,910	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL Q1 2021 FORM 10-Q

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2021 is shown below on an amortized cost basis, net of allowance for credit losses and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At March 31, 2021
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$105,545	$108,371
Due after one year through five years	772,951	855,320
Due after five years through ten years	1,886,155	2,215,335
Due after ten years through twenty years	6,391,788	7,768,248
Due after twenty years	8,084,093	9,010,840
Mortgage-backed and asset-backed securities	171,427	196,796
	$17,411,959	$20,154,910

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: "Net investment income" for the three month periods ended March 31, 2021 and 2020 is summarized as follows:

	Three Months Ended March 31,
	2021	2020	% Change
Fixed maturities available for sale	$221,719	$217,127	2
Policy loans	11,268	11,118	1
Other long-term investments(1)	8,162	4,623	77
Short-term investments	4	307	(99)
	241,153	233,175	3
Less investment expense	(5,333)	(4,184)	27
Net investment income	$235,820	$228,991	3
(1)For the three months ended March 31, 2021 and 2020, the investment funds, accounted for under the fair value option method, recorded $5.8 million and $2.0 million of distributions, respectively in net investment income.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended March 31,
	2021	2020
Fixed maturities available for sale:
Proceeds from sales(1)	$61,858	$50,360
Gross realized gains	1,134	2,642
Gross realized losses	(12,019)	—
(1)There were no unsettled sales in the periods ended March 31, 2021 and 2020.

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended March 31,
	2021	2020
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$15,444	$4,934
Provision for credit losses	3,346	(31,854)
Fair value option—change in fair value	9,885	583
Other investments	(523)	240
Realized gains (losses) from investments	28,152	(26,097)
Applicable tax	(5,912)	5,480
Realized gains (losses), net of tax	$22,240	$(20,617)
(1)During the three months ended March 31, 2021 and 2020, the Company recorded $85.8 million and $5.9 million of exchanges of fixed maturities (noncash transactions) that resulted in $25.2 million and $0, respectively in realized gains (losses).

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at March 31, 2021 and December 31, 2020:

	Fair Value Measurement at March 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$436,632	$—	$436,632
States, municipalities, and political subdivisions	—	2,091,359	—	2,091,359
Foreign governments	—	54,201	—	54,201
Corporates, by sector:
Financial	—	4,976,857	173,047	5,149,904
Utilities	—	2,226,600	173,105	2,399,705
Energy	—	1,848,502	37,014	1,885,516
Other corporate sectors	—	7,635,867	305,178	7,941,045
Total corporates	—	16,687,826	688,344	17,376,170
Collateralized debt obligations	—	—	61,301	61,301
Other asset-backed securities	—	123,638	11,609	135,247
Total fixed maturities	$—	$19,393,656	$761,254	$20,154,910
Percentage of total	—%	96%	4%	100%

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$467,831	$—	$467,831
States, municipalities, and political subdivisions	—	2,131,583	—	2,131,583
Foreign governments	—	54,650	—	54,650
Corporates, by sector:
Financial	—	5,222,066	174,729	5,396,795
Utilities	—	2,400,602	183,345	2,583,947
Energy	—	1,925,549	38,189	1,963,738
Other corporate sectors	—	8,090,550	318,242	8,408,792
Total corporates	—	17,638,767	714,505	18,353,272
Collateralized debt obligations	—	—	71,598	71,598
Other asset-backed securities	—	121,705	12,870	134,575
Total fixed maturities	$—	$20,414,536	$798,973	$21,213,509
Percentage of total	—%	96%	4%	100%

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2021	$12,870	$71,598	$714,505	$798,973
Included in realized gains / losses	—	(6,787)	—	(6,787)
Included in other comprehensive income	(1,261)	9,900	(24,135)	(15,496)
Acquisitions	—	—	—	—
Sales	—	(13,213)	—	(13,213)
Amortization	—	1,140	2	1,142
Other(1)	—	(1,337)	(2,028)	(3,365)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at March 31, 2021	$11,609	$61,301	$688,344	$761,254
Percent of total fixed maturities	—%	1%	3%	4%
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

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains or (losses) for the period included in other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains/Losses included in Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At March 31, 2021	$(1,261)	$9,900	$(24,135)	$(15,496)
At March 31, 2020	(276)	(5,475)	(34,072)	(39,823)

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of March 31, 2021	271	23	294
As of December 31, 2020	54	24	78

Globe Life's entire fixed maturity portfolio consisted of 1,917 issues by 781 different issuers at March 31, 2021 and 1,900 issues by 777 different issuers at December 31, 2020. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- and BBB- as of March 31, 2021 and December 31, 2020, respectively.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale for which an allowance for credit losses has not been recorded at March 31, 2021.

Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in interest rates or credit spreads. The Company considers many factors when determining whether an allowance for a credit loss should be recorded. While the Company holds securities that may be in an unrealized loss position from time to time, Globe Life does not intend to sell and it is likely that management will not be required to sell the fixed maturities prior to their anticipated recovery due to the strong cash flows generated by its insurance operations.
Analysis of Gross Unrealized Investment Losses

	At March 31, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$3,800	$(208)	$3	$—	$3,803	$(208)
States, municipalities and political subdivisions	211,681	(7,612)	450	(41)	212,131	(7,653)
Foreign governments	32,807	(4,407)	—	—	32,807	(4,407)
Corporates, by sector:
Financial	296,250	(12,924)	4,851	(386)	301,101	(13,310)
Utilities	28,739	(2,004)	—	—	28,739	(2,004)
Energy	159,994	(6,492)	—	—	159,994	(6,492)
Other corporate sectors	315,384	(18,826)	—	—	315,384	(18,826)
Total corporates	800,367	(40,246)	4,851	(386)	805,218	(40,632)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	11,609	(1,324)	—	—	11,609	(1,324)
Total investment grade securities	1,060,264	(53,797)	5,304	(427)	1,065,568	(54,224)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	25,136	(125)	104,183	(14,231)	129,319	(14,356)
Utilities	15,381	(297)	—	—	15,381	(297)
Energy	4,994	(2)	54,866	(3,322)	59,860	(3,324)
Other corporate sectors	20,370	(3,789)	19,287	(2,138)	39,657	(5,927)
Total corporates	65,881	(4,213)	178,336	(19,691)	244,217	(23,904)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	11,576	(2,299)	11,576	(2,299)
Total below investment grade securities	65,881	(4,213)	189,912	(21,990)	255,793	(26,203)
Total fixed maturities	$1,126,145	$(58,010)	$195,216	$(22,417)	$1,321,361	$(80,427)

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale at December 31, 2020.

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

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended March 31,
	2021	2020
Allowance for credit losses beginning balance	$3,346	$—
Additions to allowance for which credit losses were not previously recorded	—	31,854
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	(3,346)	—
Allowance for credit losses ending balance	$—	$31,854

As of March 31, 2021 and December 31, 2020, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	March 31, 2021	December 31, 2020
Investment funds	$459,707	$385,038
Commercial mortgage loan participations	158,693	160,602
Other	1,341	1,341
Total	$619,741	$546,981

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

The investments are reported at the Company's pro-rata share of the investment fund's net asset value or its equivalent (NAV) as a practical expedient for fair value. Changes in the net asset value are recorded in "Realized gains (losses)" on the Condensed Consolidated Statements of Operations. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. Periodic distributions are recorded in net investment income until cumulative distributions exceed our pro-rata share of operating earnings at which point the distributions will reduce the carrying value. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments.

During the quarter, the Company committed to one new limited partnership. The Company had $61 million of capital called during the quarter from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $377 million as of March 31, 2021.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents additional information about the Company's investment funds as of March 31, 2021 and December 31, 2020 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	March 31, 2021	December 31, 2020	March 31, 2021	Redemption Term/Notice
Commercial mortgage loans	$277,495	$227,050	$237,969	Portion non-redeemable and fully redeemable after 6 month period, subject to fund liquidity/discretion of General Partner. Expected life is 7 years for non-redeemable fund.
Opportunistic credit	166,900	157,461	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Other	15,312	527	139,143	Not redeemable
Total investment funds	$459,707	$385,038	$377,112

Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$49,614	31	$49,002	31
Office	36,138	23	36,153	22
Hospitality	22,841	15	22,605	14
Retail	19,562	12	19,319	12
Industrial	17,900	11	17,900	11
Multi-family	14,785	9	19,128	12
Total recorded investment	160,840	101	164,107	102
Less allowance for credit losses	(2,147)	(1)	(3,505)	(2)
Carrying value, net of allowance for credit losses	$158,693	100	$160,602	100

	March 31, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$61,880	39	$61,610	38
Virginia	27,019	17	27,019	17
New York	16,573	10	16,602	10
Pennsylvania	11,589	7	11,314	7
Indiana	9,717	6	9,717	6
Florida	8,021	5	12,420	8
Other	26,041	17	25,425	16
Total recorded investment	160,840	101	164,107	102
Less allowance for credit losses	(2,147)	(1)	(3,505)	(2)
Carrying value, net of allowance for credit losses	$158,693	100	$160,602	100

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following tables are reflective of Management's internal risk ratings of the loan portfolio. Loans are rated low, moderate, and high. The risk categories consider many different factors such as quality of asset, borrower status, as well as macroeconomic factors including COVID-19. These loans, originated in 2017 to 2020, are transitional or under construction and may not yet be income producing. Certain ratios, such as loan to value and debt service coverage ratios, may not be evaluated as the value of the underlying transitional property significantly fluctuates based on completion of the project.

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of March 31, 2021
Risk Rating:	Number of Loans	2021	2020	2019	2018	2017	Total
Low	17	$—	$20,227	$15,332	$33,152	$61,881	$130,592
Moderate	4	—	—	10,686	8,021	—	18,707
High	2	—	—	4,561	6,980	—	11,541
Total commercial mortgage loans	23	$—	$20,227	$30,579	$48,153	$61,881	160,840
Less allowance for credit losses on the investment pool							(2,147)
Less allowance for credit losses on individual loans							—
Carrying value, net of valuation allowance							$158,693

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of December 31, 2020
Risk Rating:	Number of Loans	2020	2019	2018	2017	Total
Low	17	$20,176	$14,757	$33,132	$61,460	$129,525
Moderate	4	—	10,640	7,796	—	18,436
High	3	—	4,554	11,592	—	16,146
Total commercial mortgage loans	24	$20,176	$29,951	$52,520	$61,460	164,107
Less allowance for credit losses on the investment pool						(2,503)
Less allowance for credit losses on individual loans						(1,002)
Carrying value, net of valuation allowance						$160,602
As of March 31, 2021, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 23 loans in the portfolio. For the three months ended March 31, 2021, the allowance for credit losses decreased by $1.4 million to $2.1 million. The provision for credit losses is included in "Realized gains (losses)".

	Three Months Ended March 31,
	2021	2020
Allowance for credit losses beginning balance	$3,505	$—
Cumulative effect of adoption ASU 2016-13	—	335
Provision (reversal) for credit losses	(1,358)	—
Loans charge-off	—	—
Allowance for credit losses ending balance	$2,147	$335

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
There were no delinquent commercial mortgage loans as of March 31, 2021, compared with one delinquent commercial mortgage at December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $46 million.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement expires in 2023. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. As of March 31, 2021 and December 31, 2020, the outstanding balance was $135 million.

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

On October 18, 2018, putative class action litigation was filed against Torchmark Corporation and American Income in California’s Los Angeles County Superior Court (Golz v. American Income Life Insurance Company, et al., Case No. 18STCV01354) (Golz Action). American Income removed the case to the United States District Court for the Central District of California (Case No. 2:18-cv-09879 R (SSx)). An amended complaint was filed on February 5, 2019. On February 6, 2019, Torchmark Corporation was dismissed without prejudice and the case proceeded with respect to American Income. On April 2, 2019, the District Court granted American Income’s motion to dismiss four of the five causes of action asserted. The amended complaint’s remaining claim alleged that plaintiff, as an American Income insurance agent trainee in California, was an employee who should have been compensated accordingly. The plaintiff sought to represent a class of individuals in California who trained to contract as American Income agents and who subsequently worked as contracted agents. The class period was alleged to begin four years prior to the complaint’s filing. The complaint sought restitution under the California Business and Professions Code for alleged unfair business practices such as failure to pay minimum wage and overtime, failure to provide meal and rest breaks, and failure to reimburse business expenses.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
On December 14, 2018, putative class action litigation was filed against American Income in United States District Court for the Northern District of California (Hamilton v. American Income Life Insurance Company, Case No. 4:18-cv-7535-KAW) (Hamilton Action). An amended complaint was filed on January 23, 2019. The plaintiffs, former insurance sales agents of American Income, sued on behalf of all current and former trainees and sales agents who sold insurance for American Income in the State of California for the last four years prior to the filing of the complaint. The lawsuit alleged that putative class members were employees and asserted claims under the California Labor Code, California Business and Professions Code, and California Private Attorney General Act. The complaint sought compensatory damages, penalties and attorney fees on claims for failure to pay minimum wage and overtime, failure to provide meal and rest breaks, failure to appropriately pay agents at termination, failure to provide itemized wage statements, failure to reimburse expenses, misclassification and unfair business practices.

With respect to the related cases above, on August 6, 2020, the plaintiffs in the Joh and Hamilton Actions jointly moved for preliminary approval of a settlement of all class and representative claims, which broadly covers “all individuals who trained to become and/or worked as sales agents in California for Defendant during the last four years prior to the filing of the original Complaint in Joh and whose training and/or work began before August 16, 2019.” Plaintiffs’ preliminary motion anticipated that the proposed settlement would resolve all claims in the Joh and Hamilton Actions, and in doing so, encompass pending claims asserted in the Golz Action for the settlement period. On August 21, 2020, the Northern District of California granted the Motion for Preliminary Approval of Class Action Settlement and scheduled a hearing for final approval of the settlement. On January 7, 2021, plaintiff’s motion for final settlement approval was granted and a final judgment was entered on the same day, thereby resolving the Joh Action. The Hamilton Action was subsequently dismissed with prejudice on March 17, 2021. On April 1, 2021, the Golz Action was dismissed with prejudice as to plaintiff’s individual claims and without prejudice as to the claims of putative class members.

On August 5, 2020, putative class and collective action litigation was filed against American Income and National Income Life Insurance Company (“National Income”) in United States District Court for the Central District of California (Natalie Bell, Gisele Mobley, Ashly Rai, and John Turner v. American Income Life Insurance Company and National Income Life Insurance Company, Case No. 2:20-cv-07046). On December 18, 2020, the plaintiffs voluntarily dismissed Mr. Turner’s claims and all claims against defendant National Income. Following the dismissal, the complaint alleges that insurance agent trainees should have been classified as employees, and after contracting should have been classified as employees instead of independent contractors. Plaintiff Bell is a former California trainee and plaintiff Rai is a former California agent. They assert claims under California law on behalf of a putative California class for the four years prior to February 13, 2020 through case conclusion. They make claims under (a) the California Labor Code for alleged meal and rest break violations, overtime, minimum wage, alleged failure to pay wages at the time of termination, expense reimbursement, and alleged failure to provide accurate wage statements; and (b) the California Business and Professions Code for alleged unfair business practices. They also seek liquidated damages, penalties and attorney’s fees under California law. Plaintiff Mobley is a former Florida agent who asserts a claim under Florida law on behalf of a putative Florida class for the five years prior to February 13, 2020 through case conclusion. She makes a claim under the Florida General Labor Regulations, including the Florida Minimum Wage Act, for alleged failure to pay all wages owed. The plaintiffs also assert a national collective action on behalf of all “similarly situated” individuals for minimum wage, overtime, liquidated damages, penalties, an accounting and attorney’s fees and costs under the Fair Labor Standards Act for the three years prior to February 13, 2020 through case conclusion. American Income responded to the complaint with a motion to compel the named plaintiffs to arbitrate their individual claims and other procedural challenges. On April 6, 2021, the court granted American Income’s motion to compel arbitration as to plaintiffs Mobley and Rai, and denied the motion without prejudice as to plaintiff Bell. American Income anticipates renewing its motion to compel arbitration as to Bell.

On January 4, 2021, Mr. Turner refiled his class and Fair Labor Standards Act (FLSA) claims in the United States District Court for the Northern District of New York. (John Turner v. National Income Life Insurance Company, Case No. 5:21-cv-0003). Plaintiff Turner is a former New York National Income agent who asserts a claim under New York law on behalf of a putative New York class of trainees and sales agents for the six years prior to February 13, 2020 through case conclusion. He makes a claim under the New York Labor Law for alleged failure to pay minimum wage and overtime, and for expense reimbursement. In addition, Mr. Turner asserts a claim under the FLSA on behalf of

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
trainees and sales agents for the three years prior to February 13, 2020 through case conclusion. The FLSA claim alleges failure to pay for all hours worked and seeks expense reimbursement. The lawsuit also requests declaratory relief and liquidated damages. National Income anticipates filing a motion to compel arbitration of Mr. Turner’s individual claims.

With respect to the aforementioned litigation, at this time, management believes that the possibility of a material judgment adverse to the Company is remote.

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	March 31, 2021	December 31, 2020

Balance at beginning of period	$162,261	$163,808
Incurred related to:
Current year	163,839	584,936
Prior year	(9,861)	(14,829)
Total incurred	153,978	570,107
Paid related to:
Current year	66,431	442,127
Prior year	86,088	129,527
Total paid	152,519	571,654
Balance at end of period	$163,720	$162,261

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	March 31, 2021	December 31, 2020

Policy claims and other benefits payable:
Life insurance	$234,470	$237,246
Health insurance	163,720	162,261
Total	$398,190	$399,507

GL Q1 2021 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's defined benefit pension plan at March 31, 2021 and December 31, 2020.
Pension Assets by Component at March 31, 2021

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$54,420	$—	$54,420	10
Utilities	—	42,598	—	42,598	8
Energy	—	22,015	—	22,015	4
Other corporates	—	90,605	—	90,605	17
Total corporate bonds	—	209,638	—	209,638	39
Exchange traded fund(1)	259,872	—	—	259,872	49
Other bonds	—	244	—	244	—
Guaranteed annuity contract(2)	—	30,253	—	30,253	6
Short-term investments	6,651	—	—	6,651	1
Other	8,419	—	—	8,419	2
	$274,942	$240,135	$—	515,077	97
Other long-term investments(3)				15,608	3
Total pension assets				$530,685	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Pension Plan owns less than 1% of the investment fund. As of March 31, 2021, the expected term of the investment fund is approximately 4 years and the commitment of the investment is fully funded. The investment is non-redeemable.

GL Q1 2021 FORM 10-Q

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

SERP: The following table includes information regarding the SERP.

	Three Months Ended March 31,
	2021	2020
Premiums paid for insurance coverage	$443	$443

	March 31, 2021	December 31, 2020
Total investments:
Company owned life insurance	$52,138	$51,361
Exchange traded funds	74,711	75,390
	$126,849	$126,751

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Pension and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Defined benefit pension	$673,114	$667,753
SERP	95,631	95,560
Pension benefit obligation	$768,745	$763,313

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three months ended March 31, 2021 and 2020.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2021	2020
Service cost	$7,918	$6,116
Interest cost	5,467	5,651
Expected return on assets	(8,083)	(7,390)
Amortization:
Prior service cost	158	158
Actuarial (gain) loss	4,985	3,924
Net periodic benefit cost	$10,445	$8,459

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2021	2020
Basic weighted average shares outstanding	103,482,944	107,285,223
Weighted average dilutive options outstanding	1,354,773	1,847,021
Diluted weighted average shares outstanding	104,837,717	109,132,244

Antidilutive shares	1,836,559	529,129

Antidilutive shares are excluded from the calculation of diluted earnings per share.

GL Q1 2021 FORM 10-Q

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

Premium Income by Distribution Channel

	Three Months Ended March 31, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$334,895	47	$27,351	9	$—	—	$362,246	36
Direct to Consumer	244,028	35	19,360	7	—	—	263,388	26
Liberty National	75,737	11	47,040	16	—	—	122,777	12
United American	2,277	—	117,087	40	1	100	119,365	12
Family Heritage	1,118	—	83,335	28	—	—	84,453	9
Other	50,064	7	—	—	—	—	50,064	5
	$708,119	100	$294,173	100	$1	100	$1,002,293	100

	Three Months Ended March 31, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$302,852	47	$25,727	9	$—	—	$328,579	35
Direct to Consumer	220,043	34	19,796	7	—	—	239,839	26
Liberty National	72,868	11	47,640	17	—	—	120,508	13
United American	2,490	—	110,059	39	—	—	112,549	12
Family Heritage	1,021	—	76,983	28	—	—	78,004	8
Other	50,356	8	—	—	—	—	50,356	6
	$649,630	100	$280,205	100	$—	—	$929,835	100

GL Q1 2021 FORM 10-Q

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

The measure of profitability for the Investment segment is excess investment income, representing the income earned on the investment portfolio in excess of net policy requirements and financing costs associated with Globe Life's debt. Other than the above-mentioned interest allocations, no other intersegment revenues or expenses are recognized. Expenses directly attributable to corporate operations are included in the “Corporate & Other” category. Stock-based compensation expense is considered a corporate expense by Globe Life management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense, are also included in the “Corporate & Other” segment category.

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

GL Q1 2021 FORM 10-Q

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

	Three Months Ended March 31, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$708,119	$294,173	$1	$—	$—	$—		$1,002,293
Net investment income	—	—	—	235,820	—	—		235,820
Other income	—	—	—	—	295	—		295
Total revenue	708,119	294,173	1	235,820	295	—		1,238,408
Expenses:
Policy benefits	517,631	187,829	7,259	—	—	—		712,719
Required interest on reserves	(179,925)	(24,995)	(10,005)	214,925	—	—		—
Required interest on DAC	53,795	6,962	70	(60,827)	—	—		—
Amortization of acquisition costs	123,304	29,207	482	—	—	—		152,993
Commissions, premium taxes, and non-deferred acquisition costs	56,668	22,990	8	—	—	—		79,666
Insurance administrative expense(1)	—	—	—	—	66,176	4,828	(2)	71,004
Parent expense	—	—	—	—	2,318			2,318
Stock-based compensation expense	—	—	—	—	7,888	—		7,888
Interest expense	—	—	—	21,178	—	—		21,178
Total expenses	571,473	221,993	(2,186)	175,276	76,382	4,828		1,047,766
Subtotal	136,646	72,180	2,187	60,544	(76,087)	(4,828)		190,642
Non-operating items	—	—	—	—	—	4,828	(2)	4,828
Measure of segment profitability (pretax)	$136,646	$72,180	$2,187	$60,544	$(76,087)	$—		195,470

Realized gain (loss)—investments								28,152
Legal proceedings								(4,828)
Income before income taxes per Condensed Consolidated Statements of Operations								$218,794
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.

GL Q1 2021 FORM 10-Q

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
(2)Legal proceedings.

GL Q1 2021 FORM 10-Q

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

GL Q1 2021 FORM 10-Q

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

Net investment income (Required interest on net policy liabilities) (Financing costs) Excess investment income

GL Q1 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing first quarter 2021 with 2020.
•Net income as a return on equity (ROE) for the three months ended March 31, 2021 was 8.6% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 11.4%.
•Total premium increased 8% over the same period in the prior year. Life premium increased 9% for the period from $650 million in 2020 to $708 million in 2021. Life underwriting margin declined 24% from $179 million in 2020 to $137 million in 2021.
•Total premium revenue exceeded $1 billion in a quarter for the first time in Company history.
•Net investment income increased 3% over the same period in the prior year. Excess investment income declined 3% below the prior year.
•Total net sales increased 10% over the same period in the prior year from $153 million to $168 million.
•Book value per share increased 23% over the same period in the prior year from $60.98 to $75.10. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 9% over the prior year from $49.66 to $54.36.
•The Company estimates $38 million of net life claims were incurred as a result of the novel coronavirus (COVID-19) for the three months ended March 31, 2021.
•For the three months ended March 31, 2021, the Company repurchased 944 thousand shares of Globe Life Inc. common stock at a total cost of $90 million for an average share price of $95.47.
The following graphs represent net income and net operating income for three months ended March 31, 2021 and 2020.

Net Income

(Dollars amounts in thousands)

$200,000
$150,000
$100,000
$50,000
$0
$165,540
$178,517
2020
2021

Net Operating Income[1]

(Dollars amounts in thousands)

$200,000
$150,000
$100,000
$50,000
$0
$188,744
$160,091
2020
2021

(1) Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. It has been used consistently by Globe Life's management for many years to evaluate the operating performance of the Company. It differs from net income primarily because it excludes certain non-operating items such as realized gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.
Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities, net of tax is $2.2 billion and $1.2 billion for three months ended March 31, 2021 and 2020, respectively.

Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $20.74 and $11.32 for March 31, 2021 and 2020, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL Q1 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income increased 8% to $179 million during the three months ended March 31, 2021, compared with $166 million in the same period in 2020. This increase was primarily attributed to $22 million of after tax realized gains on investments in the current quarter, as compared to $21 million of after tax realized losses on investments in the year-ago period. See further discussion under the caption Investments. The increase in after tax realized gains was partially offset by lower underwriting results due to higher COVID-19 claims. On a diluted per common share basis, net income per common share for the three months ended March 31, 2021 increased 12% from $1.52 to $1.70.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income declined 15% to $160 million for the three months ended March 31, 2021, compared with $189 million for the same period in 2020 primarily due to COVID-19 life claims. On a diluted per common share basis, net operating income per common share for the three months ended March 31, 2021 declined 12% from $1.73 to $1.53.

COVID-19. For the three months ended March 31, 2021, we estimate $38 million of COVID-19 net life claims were incurred. At the midpoint of our 2021 guidance, we are projecting approximately $50 million of COVID-19 net life claims will be incurred in 2021, based on an estimate of approximately 270,000 U.S. deaths over the course of the year. This estimate of U.S. deaths is based on various third-party models. The projected life claims are dependent on this estimate and many other variables, including, but not limited to, the effect of efforts to reopen the economy, the timing and availability of effective treatments for the disease, and the actual ages and states in which infections and deaths occur.

Globe Life's operations on a segment-by-segment basis are discussed in depth below. Net operating income has been used consistently by management for many years to evaluate the operating performance of the Company, and is a measure commonly used in the life insurance industry. It differs from GAAP net income primarily because it excludes certain non-operating items such as realized gains and losses and other significant and unusual items included in net income. Management believes an analysis of net operating income is important in understanding the profitability and operating trends of the Company’s business. Net income is the most directly comparable GAAP measure.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020	Change	%
Life insurance underwriting margin	$136,646	$178,803	$(42,157)	(24)
Health insurance underwriting margin	72,180	63,465	8,715	14
Annuity underwriting margin	2,187	2,270	(83)	(4)
Excess investment income	60,544	62,737	(2,193)	(3)
Other insurance:
Other income	295	325	(30)	(9)
Administrative expense	(66,176)	(63,620)	(2,556)	4
Corporate and other	(10,206)	(11,687)	1,481	(13)
Pre-tax total	195,470	232,293	(36,823)	(16)
Applicable taxes	(35,379)	(43,549)	8,170	(19)
Net operating income	160,091	188,744	(28,653)	(15)
Reconciling items, net of tax:
Realized gain (loss)—investments	22,240	(20,617)	42,857
Legal proceedings	(3,814)	(2,587)	(1,227)
Net income	$178,517	$165,540	$12,977	8

GL Q1 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2021, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following tables represent the breakdown of total underwriting margin by operating segment and distribution channel for the three months ended March 31, 2021.

Q1 2021 Total Underwriting Margin

(By segment)

1%
34%
65%
Life
Health
Other

Q1 2021 Total Underwriting Margin

(By distribution channel)

5%
9%
10%
11%
12%
53%
American Income Life Division
Liberty National Division
Family Heritage Division
United American Division
Direct to Consumer Division
Other

Total premium income rose 8% for the three months ended March 31, 2021 to $1.0 billion. Total net sales increased 10% to $168 million, when compared with the same period in 2020. Total first-year collected premium was $141 million for the 2021 period, compared with $128 million for the 2020 period.

Life insurance premium income increased 9% to $708 million over the prior year total of $650 million. Life net sales rose 16% to $128 million for the first three months of 2021. First-year collected life premium rose 21% to $103 million. Life underwriting margins, as a percent of premium, declined to 19% in 2021 from 28% in the prior year. Underwriting margin declined to $137 million for the three months ended March 31, 2021, 24% below the same period in 2020. The decline in the life underwriting margin is primarily due to an estimated $38 million of COVID-19 net life claims incurred during the first three months of 2021.

Health insurance premium income increased 5% to $294 million over the prior year total of $280 million. Health net sales fell 6% to $40 million for the first three months of 2021. First-year collected health premium fell 11% to $38 million. Health underwriting margins, as a percent of premium, increased to 25% in 2021 compared with 23% in 2020. Health underwriting margin increased to $72 million for the first three months of 2021, 14% over the same period in 2020.

Excess investment income, the measure of profitability of our investment segment, declined 3% during 2021 to $61 million from $63 million in the same period in 2020. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 2% to $0.58 from $0.57 in the same period last year.

Insurance administrative expenses increased 4.0% in 2021 when compared with the prior year period. These expenses were 6.6% as a percent of premium during 2021, compared with 6.8% a year earlier.

For the three months ended March 31, 2021, the Company repurchased 944 thousand Globe Life Inc. shares at a total cost of $90 million for an average share price of $95.47.

GL Q1 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
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
•Net sales, a statistical performance measure, is calculated as annualized premium issued, net of cancellations in the first thirty days after issue, except in the case of Direct to Consumer, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. Management considers net sales to be a better indicator of the rate of premium growth than annualized premium issued.
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

GL Q1 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2021, life premium represented 71% of total premium and life underwriting margin represented 65% of the total. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2021		2020
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$708,119	100	$649,630	100	$58,489	9

Policy obligations	517,631	73	421,670	65	95,961	23
Required interest on reserves	(179,925)	(25)	(171,205)	(27)	(8,720)	5
Net policy obligations	337,706	48	250,465	38	87,241	35
Commissions, premium taxes, and non-deferred acquisition expenses	56,668	8	53,936	8	2,732	5
Amortization of acquisition costs	177,099	25	166,426	26	10,673	6
Total expense	571,473	81	470,827	72	100,646	21
Insurance underwriting margin	$136,646	19	$178,803	28	$(42,157)	(24)

The lower life insurance underwriting margins for three months ended March 31, 2021 are primarily attributed to an estimated $38 million of net life claims due to COVID-19 deaths.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$334,895	47	$302,852	47	$32,043	11
Direct to Consumer	244,028	34	220,043	34	23,985	11
Liberty National	75,737	11	72,868	11	2,869	4
Other	53,459	8	53,867	8	(408)	(1)
Total	$708,119	100	$649,630	100	$58,489	9

Annualized life premium in force was $2.79 billion at March 31, 2021, an increase of 7% over $2.60 billion a year earlier.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$69,623	54	$62,869	57	$6,754	11
Direct to Consumer	39,691	31	32,547	29	7,144	22
Liberty National	16,225	13	12,488	11	3,737	30
Other	2,688	2	2,709	3	(21)	(1)
Total	$128,227	100	$110,613	100	$17,614	16

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$58,597	57	$50,669	60	$7,928	16
Direct to Consumer	30,627	30	21,094	25	9,533	45
Liberty National	11,240	11	10,666	12	574	5
Other	2,330	2	2,652	3	(322)	(12)
Total	$102,794	100	$85,081	100	$17,713	21

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 47% of the Company's first quarter total. Net sales increased 11% to $70 million during the first three months of 2021 over the 2020 total for the same period of $63 million. The underwriting margin, as a percent of premium, was 29% for the three months ended March 31, 2021, down from 33% in the year-ago period. The lower underwriting margin was primarily due to COVID-19 claims.

This division is anticipating an increase in net sales for the full year 2021 as compared with 2020. Sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force. For the full year, due to higher mortality from the pandemic, the underwriting margin as a percent of premium, is likely to be slightly lower.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the American Income Life Division. The average producing agent count is based on the actual count at the end of each week during the year. The division saw a large increase in agent count compared with the prior year at the beginning of the COVID-19 pandemic. This division should see continued growth as more businesses begin to open back up from the pandemic.

	At March 31,		Change
	2021	2020	Amount	%
American Income	9,918	7,630	2,288	30

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a customer relationship management (CRM) tool for the agency force. This tool is designed to drive productivity in lead distribution, conservation of business, manager dash boards and new agent recruiting. Additionally, this division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training and sales activity.

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

The DTC division continued to see high demand for its life insurance products in the current quarter through its internet and inbound phone channels as a result of the response from COVID-19. Our continued investments in technology have allowed us to successfully serve the higher demands for our products through the digital self-serve and phone channels.

DTC’s underwriting margin, as a percent of premium, was 4% for the three months ended March 31, 2021, which was lower than the 17% result during the same period in 2020 primarily due to approximately $20 million of COVID-19 net life claims. Additionally, this division will see a decrease in underwriting margin as a percent of premium for the full year 2021 as a result of anticipated increases in policyholder obligations driven by factors related to the COVID-19 pandemic.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency will help continue this growth. The underwriting margin as a percent of premium was 13% for the three months ended March 31, 2021, down from 26% during the same period a year ago. The decrease is primarily attributable to higher policy obligations during the three months ended March 31, 2021 as a result of COVID-19 compared with the same period a year ago. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company is projecting total net life sales to increase for the full year 2021 as compared to the prior year. Similar to prior year, the underwriting margin will be slightly lower than normal due to the increased policy obligations associated with the pandemic.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for Liberty National Division. As the division gains momentum in the virtual sales environment, the agency should see an increase in recruiting of new agents.

	At March 31,		Change
	2021	2020	Amount	%
Liberty National	2,734	2,648	86	3

The Liberty National Division average producing agent count increased 3% over the prior year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued geographic expansion of this agency's presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a customer relationship management (CRM) platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. Sales were hindered in the first half of 2020 due to difficulties in agents transitioning to a virtual work environment after the onset of the COVID-19 lockdown, as well as mandatory shut-downs of non-essential small businesses which hindered the ability of the division’s agents to prospect at the worksite. In the second half of 2020, sales improved in the worksite market as businesses were able to reopen.

The Other Agencies distribution channels primarily include non-exclusive independent agencies. The Other Agencies contributed $53 million of life premium income, or 8% of Globe Life's total premium income in the three months ended March 31, 2021, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company includes primarily Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 29% of our total premium in the first three months of 2021, while the health underwriting margin accounted for 34% of total underwriting margin. Health underwriting margin increased 14% to $72 million primarily due to improved persistency and lower acquisition costs. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2021		2020
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$294,173	100	$280,205	100	$13,968	5

Policy obligations	187,829	64	178,711	64	9,118	5
Required interest on reserves	(24,995)	(9)	(22,510)	(8)	(2,485)	11
Net policy obligations	162,834	55	156,201	56	6,633	4
Commissions, premium taxes, and non-deferred acquisition expenses	22,990	8	24,995	9	(2,005)	(8)
Amortization of acquisition costs	36,169	12	35,544	12	625	2
Total expense	221,993	75	216,740	77	5,253	2
Insurance underwriting margin	$72,180	25	$63,465	23	$8,715	14

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$117,087	40	$110,059	39	$7,028	6
Family Heritage	83,335	28	76,983	28	6,352	8
Liberty National	47,040	16	47,640	17	(600)	(1)
American Income	27,351	9	25,727	9	1,624	6
Direct to Consumer	19,360	7	19,796	7	(436)	(2)
Total	$294,173	100	$280,205	100	$13,968	5

Premium related to limited-benefit plans comprise $152 million, or 52%, of the total health premiums, for 2021 compared with $144 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $142 million, or 48%, for 2021 compared with $136 million in the same period in the prior year.

Annualized health premium in force at March 31, 2021 increased 4% to $1.2 billion over the prior year total.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$12,945	33	$14,464	35	$(1,519)	(11)
Family Heritage	15,579	39	16,281	39	(702)	(4)
Liberty National	5,839	15	5,943	14	(104)	(2)
American Income	4,611	12	4,752	11	(141)	(3)
Direct to Consumer	642	1	590	1	52	9
Total	$39,616	100	$42,030	100	$(2,414)	(6)

Health net sales related to limited-benefit plans comprise $26 million, or 66%, of the total health net sales, for 2021, compared with $27 million in the same period in the prior year. Medicare Supplement sales make up the remaining $14 million, or 34% for 2021, compared with $15 million in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$14,306	37	$19,005	44	$(4,699)	(25)
Family Heritage	13,811	36	13,446	31	365	3
Liberty National	4,815	13	5,286	12	(471)	(9)
American Income	4,587	12	4,507	11	80	2
Direct to Consumer	759	2	767	2	(8)	(1)
Total	$38,278	100	$43,011	100	$(4,733)	(11)

First-year collected premium related to limited-benefit plans comprises $23 million, or 61%, of total first-year collected premium, for 2021 compared with $23 million in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $15 million, or 39%, for 2021, compared with $20 million in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Division represents 81% of all Medicare Supplement premium and 95% of Medicare Supplement net sales. For the three months ended March 31, 2021, Medicare Supplement premium in this agency rose 7% to $115 million in 2021 over the prior period total of $108 million. Medicare Supplement net sales declined 11% to $13 million in 2021 from the prior year period, primarily as a result of a decrease in individual sales. Underwriting margin as a percent of premium was 16% for the three months ended March 31, 2021, up from 14% in 2020.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 26% for the three months ended March 31, 2021, up from 25% in the year-ago period primarily due to improved persistency and lower acquisition costs.
The division experienced a 4% decrease in net health sales as compared with the three-month period a year ago, primarily due to a decline in agent productivity in the first quarter. The division will be launching incentive programs during the year to help drive an increase in productivity and the number of producing agents.

Below is the average producing agent count at the end of the period for the Family Heritage Division.

	At March 31,		Change
	2021	2020	Amount	%
Family Heritage Division	1,285	1,227	58	5

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Liberty National Division represented 16% of all Globe Life health premium income for the three-month period ended March 31, 2021. The Liberty National Division markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of this health business is now generated through worksite marketing targeting small businesses of 10 to 100 employees. Health premium at Liberty National Division was $47 million for the three months ended March 31, 2021, down from $48 million in the year ago period. We anticipate an increase in net health sales at this division as the Company is able to interact face-to-face with customers compared with 2020.

Other distribution. While some of the Company's other distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2021 and 2020. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division markets primarily Medicare Supplements to employer or union-sponsored groups. The Direct to Consumer Division added $1 million of Medicare Supplement net sales as of March 31, 2021 and 2020.

ANNUITIES

Annuities represent an insignificant part of our business. We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products.

GL Q1 2021 FORM 10-Q

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $8.3 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
Net investment income	$235,820	$228,991	$6,829	3
Interest on net insurance policy liabilities:
Interest on reserves	(214,925)	(204,171)	(10,754)	5
Interest on deferred acquisition costs	60,827	58,725	2,102	4
Net required interest	(154,098)	(145,446)	(8,652)	6
Financing costs	(21,178)	(20,808)	(370)	2
Excess investment income	$60,544	$62,737	$(2,193)	(3)

Excess investment income per diluted share	$0.58	$0.57	$0.01	2

Mean invested assets (at amortized cost)	$18,646,061	$17,472,498	$1,173,563	7
Average net insurance policy liabilities(1)	10,775,618	10,277,692	497,926	5
Average debt and preferred securities (at amortized cost)	1,939,394	1,720,755	218,639	13
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.
Excess investment income declined $2 million, or 3%, compared with the year-ago period. Excess investment income per diluted common share increased 2% compared with the year-ago period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the three months ended March 31, 2021 was $236 million or 3% greater than the year ago period. Mean invested assets increased 7% during the first three months of 2021 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.24% in the first three months of 2021, compared with 5.39% a year earlier. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at yields lower than our average portfolio yield. In addition, we have reinvested the proceeds from bonds that matured, were called, or were otherwise disposed of at yield rates less than what we earned on these bonds before their maturity or disposition.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material negative impact on net investment income.

Should the current low interest rate environment continue, the growth of the Company's net investment income will be negatively impacted primarily due to the investment of new money and proceeds from dispositions at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets. For 2021, we currently anticipate the average new money yield on our fixed maturity acquisitions to be approximately 10 basis points lower than the rate applicable to our 2020 acquisitions.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new investments. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 120 to 125 basis points before the net unrealized gains on our fixed maturity portfolio as of March 31, 2021 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we do not intend to sell, nor is it likely that management will be required to sell, the fixed maturities prior to their anticipated recovery.

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

Required interest on net insurance policy liabilities increased $9 million, or 6%, to $154 million, compared with the 5% growth in average net interest-bearing insurance policy liabilities.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	%
Interest on funded debt	$19,746	$17,491	$2,255	13
Interest on term loans	—	644	(644)	(100)
Interest on short-term debt	1,432	2,673	(1,241)	(46)
Financing costs	$21,178	$20,808	$370	2

In 2021, financing costs increased 2% primarily due to the 2.15% Senior Notes issued in the third quarter of 2020. For the full year 2021 versus 2020, Globe Life anticipates financing costs to decrease as a result of lower cost of short-term debt. More information on our debt transactions is disclosed in the Financial Condition section of this report.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,
	2021		2020
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(8,599)	$(0.08)	$2,087	$0.02
Matured or other redemptions(1)	20,800	0.20	1,811	0.02
Provision for credit losses	2,643	0.02	(25,165)	(0.23)
Fair value option—change in fair value	7,809	0.07	461	—
Other	(413)	—	189	—
Total realized gains (losses)	$22,240	$0.21	$(20,617)	$(0.19)
(1)During the three months ended March 31, 2021 and 2020, the Company recorded $85.8 million and $5.9 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $19.9 million and $0, respectively in realized gains, net of tax.

GL Q1 2021 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cost of acquisitions:
Investment-grade corporate securities	$260,002	$85,409
Investment-grade municipal securities	33,228	117,601
Other investment-grade securities	5,619	8,744
Total fixed maturity acquisitions(1)	$298,849	$211,754

Effective annual yield (one year compounded)(2)	3.41%	3.81%
Average life (in years, to next call)	29.6	14.9
Average life (in years, to maturity)	33.7	27.0
Average rating	A	A+
(1)Fixed maturity acquisitions included unsettled trades of $3 million in 2021 and $0 in 2020.
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

Acquisitions in both periods consisted primarily of corporate and government bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first three months of 2021, we invested primarily in the industrial and financial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.24%, down approximately 15 basis points from the yield in the first three months of 2020. As previously noted in the discussion of net investment income, the decrease was primarily due to the combination of lower interest rates applicable to new purchases and securities called during 2020. For the remainder of 2021, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk adjusted capital adjusted return.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority of its plan to phase out the floating rate, London Interbank Offered Rate (LIBOR). The rate will transition out from 2021 to mid-year 2023. As of March 31, 2021, the Company had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress toward the establishment of a new floating rate.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	March 31, 2021	December 31, 2020	March 31, 2020
Average annual effective yield(1)	5.24%	5.28%	5.39%
Average life, in years, to:
Next call(2)	16.2	16.2	16.7
Maturity(2)	19.0	19.0	19.2
Effective duration to:
Next call(2,3)	10.6	11.0	10.6
Maturity(2,3)	11.9	12.3	11.6
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

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2021 and December 31, 2020.

Fixed Maturities by Sector
March 31, 2021
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,612	$4,076	$(8,484)	$53,204	$2,271,939	$410,461	$(11,885)	$2,670,515	13	13
Banks	27,005	422	—	27,427	969,244	169,848	(4,044)	1,135,048	6	6
Other financial	114,935	17	(5,872)	109,080	1,216,893	139,185	(11,737)	1,344,341	7	7
Total financial	199,552	4,515	(14,356)	189,711	4,458,076	719,494	(27,666)	5,149,904	26	26
Utilities
Electric	50,079	5,135	(297)	54,917	1,415,221	337,625	(763)	1,752,083	8	9
Gas and water	—	—	—	—	561,650	87,510	(1,538)	647,622	3	3
Total utilities	50,079	5,135	(297)	54,917	1,976,871	425,135	(2,301)	2,399,705	11	12
Industrial - Energy
Pipelines	85,302	2,009	(2,782)	84,529	921,637	144,321	(3,305)	1,062,653	5	5
Exploration and production	100,712	10,316	(542)	110,486	576,633	82,332	(6,511)	652,454	4	3
Oil field services	—	—	—	—	49,794	11,160	—	60,954	—	—
Refiner	—	—	—	—	89,288	20,167	—	109,455	1	1
Driller	—	—	—	—	—	—	—	—	—	—
Total energy	186,014	12,325	(3,324)	195,015	1,637,352	257,980	(9,816)	1,885,516	10	9
Industrial - Basic materials
Chemicals	—	—	—	—	669,487	99,334	(1,875)	766,946	4	4
Metals and mining	—	—	—	—	406,445	105,609	—	512,054	2	2
Forestry products and paper	—	—	—	—	88,681	15,792	—	104,473	1	1
Total basic materials	—	—	—	—	1,164,613	220,735	(1,875)	1,383,473	7	7
Industrial - Consumer, non-cyclical	84,358	6,887	(2,173)	89,072	2,215,755	356,403	(4,168)	2,567,990	13	13
Other industrials	25,638	3,344	—	28,982	1,268,921	223,307	(2,628)	1,489,600	7	7
Industrial - Transportation	25,659	3,951	(120)	29,490	567,389	117,883	(150)	685,122	3	3
Other corporate sectors	179,727	18,328	(3,634)	194,421	1,612,317	218,475	(15,932)	1,814,860	9	9
Total corporates	751,027	54,485	(23,904)	781,608	14,901,294	2,539,412	(64,536)	17,376,170	86	86
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	2,339,237	254,974	(12,268)	2,581,943	13	13
Collateralized debt obligations	36,810	24,491	—	61,301	36,810	24,491	—	61,301	—	—
Other asset-backed securities	13,875	—	(2,299)	11,576	134,273	4,459	(3,623)	135,109	1	1
Mortgage-backed securities(1)	—	—	—	—	345	42	—	387	—	—
Total fixed maturities	$801,712	$78,976	$(26,203)	$854,485	$17,411,959	$2,823,378	$(80,427)	$20,154,910	100	100
(1)Includes Government National Mortgage Association (GNMA).

GL Q1 2021 FORM 10-Q

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
(1)Includes GNMAs.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the March 31, 2021 fixed maturity portfolio, representing 86% of both amortized cost, net and fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At March 31, 2021, the total fixed maturity portfolio consisted of 781 issuers.

At March 31, 2021, fixed maturities had a fair value of $20.2 billion, compared with $21.2 billion at December 31, 2020. The net unrealized gain position in the fixed-maturity portfolio decreased from $4.0 billion at December 31, 2020 to $2.7 billion at March 31, 2021 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at March 31, 2021 and December 31, 2020, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at March 31, 2021 and December 31, 2020 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $600 million at amortized cost, net of allowance for credit losses ($631 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At March 31, 2021
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$743,505	4	$834,683	4
AA	1,745,884	10	1,868,577	9
A	4,443,827	25	5,344,601	27
BBB+	3,752,952	22	4,426,767	22
BBB	4,287,007	25	4,953,231	25
BBB-	1,637,072	9	1,872,566	9
Total investment grade	16,610,247	95	19,300,425	96	A-

Below investment grade:
BB	626,703	4	647,531	3
B	138,199	1	145,653	1
Below B	36,810	—	61,301	—
Total below investment grade	801,712	5	854,485	4	BB-
	$17,411,959	100	$20,154,910	100

Weighted average composite quality rating					A-

GL Q1 2021 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as year-end 2020. Fixed maturities rated BBB are 56% of the total portfolio at March 31, 2021, up from 55% at year-end 2020. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending, and has no off-balance sheet investments as of March 31, 2021. BBB securities provide the Company with the best risk adjusted capital adjusted returns, largely due to our unique ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$840,739	$674,155
Downgrades by rating agencies	—	102,488
Upgrades by rating agencies	—	—
Dispositions	(43,141)	(5,398)
Provision for credit losses	3,346	(31,854)
Amortization and other	768	818
Balance at end of period	$801,712	$740,209

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 14% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

as of March 31, 2021. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2021		2020		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$28,180	2.8	$26,179	2.8	$2,001	8
Other employee costs	11,447	1.2	11,261	1.2	186	2
Information technology costs	11,404	1.1	11,216	1.2	188	2
Legal costs	2,833	0.3	2,715	0.3	118	4
Other administrative costs	12,312	1.2	12,249	1.3	63	1
Total insurance administrative expenses	66,176	6.6	63,620	6.8	2,556	4

Parent company expense	2,318		2,331		(13)
Stock compensation expense	7,888		9,356		(1,468)
Legal proceedings	4,828		3,275		1,553
Total operating expenses, per Condensed Consolidated Statements of Operations	$81,210		$78,582		$2,628	3

Total operating expenses increased 3% over the prior year period primarily due to a 4% increase in insurance administrative expenses. Insurance administrative expenses increased primarily due to higher employee-related expenses, including pension costs and information technology salaries. Pension expense increased due to the lower discount rate used to determine net periodic benefit costs in 2021 as compared to 2020. The decrease in stock-based compensation expense was primarily due to fewer performance based equity awards applicable to the first quarter of 2021 as compared to the same period in 2020. While insurance administrative expenses were up 4%, they were down as a percentage of premium at 6.6%, compared with 6.8% for the same period in 2020.

GL Q1 2021 FORM 10-Q

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
The following chart summarizes share repurchases for the three month periods ended March 31, 2021 and 2020.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021			2020
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	944	$90,149	$95.47	1,629	$139,254	$85.47
Option exercise proceeds	435	42,571	97.89	267	27,475	103.13
Total	1,379	$132,720	$96.23	1,896	$166,729	$87.95
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

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2021	2020	Projected 2021	2020
Liquidity Sources:
Dividends from Subsidiaries	$120,728	$219,709	$480,000	$485,871
Excess Cash Flows	88,922	189,171	365,000	387,606

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a credit facility. At March 31, 2021, the Parent Company had access to $270 million of invested cash, net intercompany receivables and other liquid assets. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. The Parent Company may request the extension, however it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. The three-year credit agreement will mature on August 24, 2023. As of March 31, 2021, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2021	December 31, 2020	March 31, 2020
Balance of commercial paper at end of period (par value)	$275,000	$255,000	$450,000
Annualized interest rate	0.23%	0.27%	2.37%
Letters of credit outstanding	$135,000	$135,000	$150,000
Remaining amount available under credit line	340,000	360,000	150,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Average balance of commercial paper outstanding during period (par value)	$300,444	$363,176
Daily-weighted average interest rate (annualized)	0.24%	1.96%
Maximum daily amount outstanding during period (par value)	$355,000	$470,000

During the quarter, the Company increased the commercial paper borrowings by $20 million reflecting timing of cash needs of the Parent Company. We had no difficulties in accessing the commercial paper market under this facility during the three months ended March 31, 2021 and 2020.

Globe Life expects to have readily available funds for 2021 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through liquid assets currently available, internally-generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Parent Company

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility or term loan, and intercompany borrowing.

As of March 31, 2021, the Parent Company had access to $270 million of liquid assets. In addition to these liquid assets, the Parent Company is expected to generate additional excess cash flows during the remainder of 2021 in the range of $270 million to $280 million. Thus, the Parent Company is expected to have around $540 million to $550 million available during the remainder of the year. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries due to adverse impacts of COVID-19 and other contingencies.

Consolidated Liquidity. Consolidated net cash inflows from operations were $372 million in the first three months of 2021, compared with $344 million in the same period of 2020. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $37 million during the 2021 period. As previously noted under the caption Credit Facility, the Parent Company has in place a line of credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $175 million at March 31, 2021, compared with $203 million at December 31, 2020. In addition to these liquid assets, the entire $20.2 billion (fair value at March 31, 2021) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility), long-term debt, and shareholders’ equity.

GL Q1 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Long-Term Borrowings. The outstanding long-term debt at book value was $1.7 billion at March 31, 2021 and December 31, 2020.

Selected Information about Debt Issues
As of March 31, 2021
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	05/27/1993	05/15/2023	7.875%	semiannual	$165,612	$165,018	$189,687
Senior notes(1)	09/24/2012	09/15/2022	3.800%	semiannual	150,000	149,497	156,464
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	550,000	544,483	633,286
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	395,269	383,644
Junior subordinated debentures	05/17/2016	06/15/2056	6.125%	quarterly	300,000	290,670	306,000
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,385	130,048
Total long-term debt					1,690,612	1,668,322	1,799,129

Commercial paper					275,000	274,919	274,919
Total short-term debt					275,000	274,919	274,919

Total debt					$1,965,612	$1,943,241	$2,074,048
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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2021, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company concludes that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. As of December 31, 2020, our consolidated Company Action Level RBC ratio was 309%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries, and has sufficient liquidity available to provide additional capital if necessary. We continue to monitor for potentially-adverse COVID-19 effects, such as higher policyholder claims, downgrades of fixed income securities within our investment portfolio, and additional credit losses.

Shareholders' Equity. On March 26, 2021, the Parent Company announced that it had declared a quarterly dividend of $0.1975 per share. This dividend was paid on April 30, 2021.

Shareholders’ equity was $7.8 billion at March 31, 2021. This compares with $8.8 billion at December 31, 2020 and $6.5 billion at March 31, 2020. During the three months since December 31, 2020, shareholders’ equity decreased primarily due to $1.0 billion of after-tax unrealized losses in the fixed-maturity portfolio as interest rates have increased over the period. In addition, shareholders' equity increased by net income of $179 million during the quarter, but was offset by share repurchases of $90 million and an additional $43 million in share purchases to counterbalance the dilution from stock option exercises.

GL Q1 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	March 31, 2021		December 31, 2020		March 31, 2020
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$20,154,910	$2,742,951	$21,213,509	$4,019,710	$17,879,541	$1,539,451
Deferred acquisition costs(2)	4,662,509	(5,596)	4,595,444	(5,955)	4,386,478	(7,095)
Total assets	28,112,896	2,737,355	29,046,731	4,013,755	25,351,914	1,532,356
Short-term debt	274,919	—	254,918	—	458,127	—
Long-term debt	1,668,322	—	1,667,886	—	1,346,795	—
Shareholders' equity	7,832,337	2,162,510	8,771,092	3,170,866	6,520,282	1,210,561

Book value per diluted share	75.10	20.74	83.19	30.07	60.98	11.32
Debt to capitalization(3)	19.9%	(5.6)%	18.0%	(7.6)%	21.7%	(3.7)%

Diluted shares outstanding	104,292		105,429		106,926
Actual shares outstanding	103,193		103,797		106,434

(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

GL Q1 2021 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2021.

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

As of the end of the fiscal quarter completed March 31, 2021, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the period ended March 31, 2021, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

GL Q1 2021 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the First Quarter of 2021

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	315,768	$94.92	315,768
February 1-28, 2021	426,625	94.69	426,625
March 1-31, 2021	636,798	97.91	636,798

On August 5, 2020, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

GL Q1 2021 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison, and Frank M. Svoboda
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

GL Q1 2021 FORM 10-Q

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBE LIFE INC.

Date: May 5, 2021	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: May 5, 2021	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: May 5, 2021	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

GL Q1 2021 FORM 10-Q