Form 10-Q
period 2021-06-30
GLOBE LIFE INC.
filed 2021-08-05
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
NONE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	GL	New York Stock Exchange
4.250% Junior Subordinated Debentures	GL PRD	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 28, 2021
Common Stock, $1.00 Par Value	101,720,608

1
GL Q2 2021 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
2
GL Q2 2021 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2021—$17,451,918; 2020—$17,197,145, allowance for credit losses: 2021— $0; 2020— $3,346)	$21,101,780	$21,213,509
Policy loans	583,088	584,379
Other long-term investments (includes: 2021—$533,658; 2020—$385,038 under the fair value option)	698,188	546,981
Short-term investments	371,922	107,782
Total investments	22,754,978	22,452,651
Cash	138,072	94,847
Accrued investment income	254,587	248,991
Other receivables	484,392	474,180
Deferred acquisition costs	4,743,032	4,595,444
Goodwill	441,591	441,591
Other assets	763,405	739,027
Total assets	$29,580,057	$29,046,731
Liabilities:
Future policy benefits	$15,642,106	$15,243,536
Unearned and advance premium	70,550	61,728
Policy claims and other benefits payable	375,823	399,507
Other policyholders' funds	98,316	97,968
Total policy liabilities	16,186,795	15,802,739
Current and deferred income taxes	1,773,524	1,833,723
Short-term debt	259,946	254,918
Long-term debt (estimated fair value: 2021—$2,164,430; 2020—$1,871,754)	1,986,116	1,667,886
Other liabilities	756,754	716,373
Total liabilities	20,963,135	20,275,639
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2021 and 2020	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2021—113,218,183 issued; 2020—113,218,183 issued)	113,218	113,218
Additional paid-in-capital	524,647	527,435
Accumulated other comprehensive income (loss)	2,750,279	3,029,244
Retained earnings	6,185,966	5,874,109
Treasury stock, at cost: (2021—11,055,223 shares; 2020—9,420,699 shares)	(957,188)	(772,914)
Total shareholders' equity	8,616,922	8,771,092
Total liabilities and shareholders' equity	$29,580,057	$29,046,731

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Life premium	$728,170	$670,822	$1,436,289	$1,320,452
Health premium	295,586	282,877	589,759	563,082
Other premium	—	3	1	3
Total premium	1,023,756	953,702	2,026,049	1,883,537
Net investment income	238,308	231,568	474,128	460,559
Realized gains (losses)	8,659	(4,790)	36,811	(30,887)
Other income	388	404	683	729
Total revenue	1,271,111	1,180,884	2,537,671	2,313,938

Benefits and expenses:
Life policyholder benefits	498,471	459,845	1,016,102	881,515
Health policyholder benefits	188,854	183,496	376,683	362,207
Other policyholder benefits	7,286	7,475	14,545	15,063
Total policyholder benefits	694,611	650,816	1,407,330	1,258,785

Amortization of deferred acquisition costs	148,021	146,160	301,014	289,997
Commissions, premium taxes, and non-deferred acquisition costs	82,312	76,140	161,978	155,077
Other operating expense	79,155	72,714	160,365	151,296
Interest expense	21,769	22,813	42,947	43,621
Total benefits and expenses	1,025,868	968,643	2,073,634	1,898,776

Income before income taxes	245,243	212,241	464,037	415,162
Income tax benefit (expense)	(45,625)	(39,193)	(85,902)	(76,574)
Net income	$199,618	$173,048	$378,135	$338,588

Basic net income per common share	$1.94	$1.63	$3.66	$3.17

Diluted net income per common share	$1.92	$1.62	$3.62	$3.13

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$199,618	$173,048	$378,135	$338,588

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	904,048	1,459,508	(358,011)	481,572
Other reclassification adjustments included in net income	645	(3,190)	(16,497)	25,222
Foreign exchange adjustment on fixed maturities recorded at fair value	2,218	233	4,660	(2,164)
Unrealized gains (losses) on fixed maturities	906,911	1,456,551	(369,848)	504,630

Unrealized gains (losses) on other investments	—	(2,540)	—	(13,260)
Total unrealized investment gains (losses)	906,911	1,454,011	(369,848)	491,370
Less applicable tax (expense) benefit	(190,452)	(305,338)	77,667	(103,188)
Unrealized gains (losses) on investments, net of tax	716,459	1,148,673	(292,181)	388,182

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	408	382	767	765
Less applicable tax (expense) benefit	(86)	(81)	(161)	(161)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	322	301	606	604

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	6,173	16,947	5,563	(10,495)
Less applicable tax (expense) benefit	(1,296)	(3,560)	(1,168)	2,203
Foreign exchange translation adjustments, other than securities, net of tax	4,877	13,387	4,395	(8,292)

Pension:
Pension adjustments	5,200	4,158	10,400	8,315
Less applicable tax (expense) benefit	(1,094)	(873)	(2,185)	(1,746)
Pension adjustments, net of tax	4,106	3,285	8,215	6,569

Other comprehensive income (loss)	725,764	1,165,646	(278,965)	387,063
Comprehensive income (loss)	$925,382	$1,338,694	$99,170	$725,651

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$—	$113,218	$527,435	$3,029,244	$5,874,109	$(772,914)	$8,771,092
Comprehensive income (loss)	—	—	—	(1,004,729)	178,517	—	(826,212)
Common dividends declared ($0.1975 per share)	—	—	—	—	(20,435)	—	(20,435)
Acquisition of treasury stock	—	—	—	—	—	(132,720)	(132,720)
Stock-based compensation	—	—	(11,422)	—	1,168	18,142	7,888
Exercise of stock options	—	—	—	—	(12,807)	45,531	32,724
Balance at March 31, 2021	—	113,218	516,013	2,024,515	6,020,552	(841,961)	7,832,337
Comprehensive income (loss)	—	—	—	725,764	199,618	—	925,382
Common dividends declared ($0.1975 per share)	—	—	—	—	(20,171)	—	(20,171)
Acquisition of treasury stock	—	—	—	—	—	(162,864)	(162,864)
Stock-based compensation	—	—	8,634	—	—	—	8,634
Exercise of stock options	—	—	—	—	(14,033)	47,637	33,604
Balance at June 30, 2021	$—	$113,218	$524,647	$2,750,279	$6,185,966	$(957,188)	$8,616,922

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2021 FORM 10-Q

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

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash provided from (used for) operating activities	$702,039	$769,302

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	74,710	52,020
Fixed maturities available for sale—matured or other redemptions	108,815	218,022
Other long-term investments	4,490	29,058
Total investments sold or matured	188,015	299,100
Acquisition of investments:
Fixed maturities—available for sale	(415,134)	(562,875)
Other long-term investments	(141,975)	(156,291)
Total investments acquired	(557,109)	(719,166)
Net (increase) decrease in policy loans	1,291	(4,049)
Net (increase) decrease in short-term investments	(264,140)	(493,366)
Additions to properties	(23,727)	(20,145)
Other investing activities	—	18
Investments in low-income housing interests	(19,732)	(23,049)
Cash provided from (used for) investing activities	(675,402)	(960,657)

Cash provided from (used for) financing activities:
Issuance of common stock	66,328	17,525
Cash dividends paid to shareholders	(39,891)	(38,541)
Repayment of debt	—	(4,375)
Proceeds from issuance of debt	325,000	300,000
Payment for debt issuance costs	(7,639)	(891)
Net borrowing (repayment) of commercial paper	5,028	159,920
Acquisition of treasury stock	(295,584)	(166,729)
Net receipts (payments) from deposit-type products	(30,736)	(44,873)
Cash provided from (used for) financing activities	22,506	222,036

Effect of foreign exchange rate changes on cash	(5,918)	7,417
Net increase (decrease) in cash	43,225	38,098
Cash at beginning of year	94,847	75,933
Cash at end of period	$138,072	$114,031

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: (Globe Life), (the Company), refers to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and Globe Life Inc. subsidiaries and affiliates. Globe Life Inc.'s direct or indirect primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company. The underwriting companies are owned by their ultimate corporate parent, Globe Life Inc. (the Parent Company).

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into four reportable segments: life insurance, supplemental health insurance, annuities, and investments.

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2021, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2021 and 2020. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 25, 2021.

GL Q2 2021 FORM 10-Q

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

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2021	$2,166,932	$(4,420)	$22,820	$(160,817)	$2,024,515
Other comprehensive income (loss) before reclassifications, net of tax	715,949	322	4,877	—	721,148
Reclassifications, net of tax	510	—	—	4,106	4,616
Other comprehensive income (loss)	716,459	322	4,877	4,106	725,764
Balance at June 30, 2021	$2,883,391	$(4,098)	$27,697	$(156,711)	$2,750,279

	Three Months Ended June 30, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2020	$1,222,159	$(5,613)	$(9,621)	$(140,678)	$1,066,247
Other comprehensive income (loss) before reclassifications, net of tax	1,151,193	301	13,387	—	1,164,881
Reclassifications, net of tax	(2,520)	—	—	3,285	765
Other comprehensive income (loss)	1,148,673	301	13,387	3,285	1,165,646
Balance at June 30, 2020	$2,370,832	$(5,312)	$3,766	$(137,393)	$2,231,893

	Six Months Ended June 30, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2021	$3,175,572	$(4,704)	$23,302	$(164,926)	$3,029,244
Other comprehensive income (loss) before reclassifications, net of tax	(279,148)	606	4,395	—	(274,147)
Reclassifications, net of tax	(13,033)	—	—	8,215	(4,818)
Other comprehensive income (loss)	(292,181)	606	4,395	8,215	(278,965)
Balance at June 30, 2021	$2,883,391	$(4,098)	$27,697	$(156,711)	$2,750,279

	Six Months Ended June 30, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2020	$1,982,650	$(5,916)	$12,058	$(143,962)	$1,844,830
Other comprehensive income (loss) before reclassifications, net of tax	368,257	604	(8,292)	—	360,569
Reclassifications, net of tax	19,925	—	—	6,569	26,494
Other comprehensive income (loss)	388,182	604	(8,292)	6,569	387,063
Balance at June 30, 2020	$2,370,832	$(5,312)	$3,766	$(137,393)	$2,231,893

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statement of Operations
Component Line Item	2021	2020	2021	2020
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(866)	$(5,063)	$(19,656)	$21,857	Realized (gains) losses
Amortization of (discount) premium	1,511	1,873	3,159	3,365	Net investment income
Total before tax	645	(3,190)	(16,497)	25,222
Tax	(135)	670	3,464	(5,297)	Income taxes
Total after-tax	510	(2,520)	(13,033)	19,925
Pension adjustments:
Amortization of prior service cost	158	158	316	316	Other operating expense
Amortization of actuarial (gain) loss	5,042	4,000	10,084	7,999	Other operating expense
Total before tax	5,200	4,158	10,400	8,315
Tax	(1,094)	(873)	(2,185)	(1,746)	Income taxes
Total after-tax	4,106	3,285	8,215	6,569
Total reclassification (after-tax)	$4,616	$765	$(4,818)	$26,494

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at June 30, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector".

	At June 30, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$377,327	$—	$69,245	$(128)	$446,444	2
States, municipalities, and political subdivisions	1,904,617	—	242,686	(696)	2,146,607	10
Foreign governments	62,027	—	1,835	(3,707)	60,155	—
Corporates, by sector:
Financial	4,522,818	—	933,508	(13,620)	5,442,706	26
Utilities	1,959,373	—	529,966	(902)	2,488,437	12
Energy	1,629,246	—	364,800	(1,852)	1,992,194	9
Other corporate sectors	6,839,315	—	1,507,500	(11,254)	8,335,561	40
Total corporates	14,950,752	—	3,335,774	(27,628)	18,258,898	87
Collateralized debt obligations	36,288	—	28,119	—	64,407	—
Other asset-backed securities	120,907	—	5,209	(847)	125,269	1
Total fixed maturities	$17,451,918	$—	$3,682,868	$(33,006)	$21,101,780	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL Q2 2021 FORM 10-Q

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2021 is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At June 30, 2021
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$96,034	$97,942
Due after one year through five years	774,012	858,646
Due after five years through ten years	1,963,341	2,348,161
Due after ten years through twenty years	6,485,804	8,277,620
Due after twenty years	7,975,330	9,329,517
Mortgage-backed and asset-backed securities	157,397	189,894
	$17,451,918	$21,101,780

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: "Net investment income" for the three and six month periods ended June 30, 2021 and 2020 is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Fixed maturities available for sale	$223,278	$217,556	3	$444,997	$434,683	2
Policy loans	11,324	11,213	1	22,592	22,331	1
Other long-term investments(1)	8,880	7,146	24	17,042	11,769	45
Short-term investments	6	134	(96)	10	441	(98)
	243,488	236,049	3	484,641	469,224	3
Less investment expense	(5,180)	(4,481)	16	(10,513)	(8,665)	21
Net investment income	$238,308	$231,568	3	$474,128	$460,559	3
(1)For the three months ended June 30, 2021 and 2020, the investment funds, accounted for under the fair value option method, recorded $6.5 million and $4.5 million of distributions, respectively in net investment income. For the six months ended June 30, 2021 and 2020, the investment funds, accounted for under the fair value option method, recorded $12.3 million and $6.5 million of distributions, respectively in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturities available for sale:
Proceeds from sales(1)	$12,852	$1,660	$74,710	$52,020
Gross realized gains	—	—	1,134	2,642
Gross realized losses	(82)	(371)	(12,101)	(371)
(1)There were no unsettled sales in the periods ended June 30, 2021 and 2020.

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$865	$5,928	$16,309	$10,862
Provision for credit losses	—	(865)	3,346	(32,719)
Fair value option—change in fair value	2,543	(19,434)	12,428	(18,851)
Other investments	5,251	9,581	4,728	9,821
Realized gains (losses) from investments	8,659	(4,790)	36,811	(30,887)
Applicable tax	(1,818)	1,006	(7,730)	6,486
Realized gains (losses), net of tax	$6,841	$(3,784)	$29,081	$(24,401)
(1)During the three months ended June 30, 2021 and 2020, the Company recorded $22.4 million and $80.4 million of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $7.9 million, respectively in realized gains (losses). During the six months ended June 30, 2021 and 2020, the Company recorded $108.3 million and $86.3 million of exchanges of fixed maturities (noncash transactions) that resulted in $25.2 million and $7.9 million, respectively in realized gains (losses).

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at June 30, 2021 and December 31, 2020:

	Fair Value Measurement at June 30, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$446,444	$—	$446,444
States, municipalities, and political subdivisions	—	2,146,607	—	2,146,607
Foreign governments	—	60,155	—	60,155
Corporates, by sector:
Financial	—	5,268,630	174,076	5,442,706
Utilities	—	2,331,689	156,748	2,488,437
Energy	—	1,953,907	38,287	1,992,194
Other corporate sectors	—	8,025,927	309,634	8,335,561
Total corporates	—	17,580,153	678,745	18,258,898
Collateralized debt obligations	—	—	64,407	64,407
Other asset-backed securities	—	125,269	—	125,269
Total fixed maturities	$—	$20,358,628	$743,152	$21,101,780
Percentage of total	—%	96%	4%	100%

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$467,831	$—	$467,831
States, municipalities, and political subdivisions	—	2,131,583	—	2,131,583
Foreign governments	—	54,650	—	54,650
Corporates, by sector:
Financial	—	5,222,066	174,729	5,396,795
Utilities	—	2,400,602	183,345	2,583,947
Energy	—	1,925,549	38,189	1,963,738
Other corporate sectors	—	8,090,550	318,242	8,408,792
Total corporates	—	17,638,767	714,505	18,353,272
Collateralized debt obligations	—	—	71,598	71,598
Other asset-backed securities	—	121,705	12,870	134,575
Total fixed maturities	$—	$20,414,536	$798,973	$21,213,509
Percentage of total	—%	96%	4%	100%

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2021	$12,870	$71,598	$714,505	$798,973
Included in realized gains / losses	(82)	(6,787)	840	(6,029)
Included in other comprehensive income	63	13,528	(12,489)	1,102
Acquisitions	—	—	—	—
Sales	(12,851)	(13,213)	—	(26,064)
Amortization	—	2,270	4	2,274
Other(1)	—	(2,989)	(24,115)	(27,104)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at June 30, 2021	$—	$64,407	$678,745	$743,152
Percent of total fixed maturities	—%	1%	3%	4%
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

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains or (losses) for the period included in other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains/Losses included in Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At June 30, 2021	$63	$13,528	$(12,489)	$1,102
At June 30, 2020	(250)	(5,046)	11,765	6,469

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of June 30, 2021	99	17	116
As of December 31, 2020	54	24	78

Globe Life's entire fixed maturity portfolio consisted of 1,917 issues by 779 different issuers at June 30, 2021 and 1,900 issues by 777 different issuers at December 31, 2020. The weighted-average quality rating of all unrealized loss positions at amortized cost was BBB+ and BBB- as of June 30, 2021 and December 31, 2020, respectively.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale for which an allowance for credit losses has not been recorded at June 30, 2021.

Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in interest rates or credit spreads. The Company considers many factors when determining whether an allowance for a credit loss should be recorded. While the Company holds securities that may be in an unrealized loss position from time to time, Globe Life does not intend to sell and it is likely that management will not be required to sell the fixed maturities prior to their anticipated recovery or maturity due to the strong cash flows generated by its insurance operations.

Analysis of Gross Unrealized Investment Losses

	At June 30, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$3,888	$(128)	$2	$—	$3,890	$(128)
States, municipalities and political subdivisions	61,437	(696)	—	—	61,437	(696)
Foreign governments	32,095	(3,707)	—	—	32,095	(3,707)
Corporates, by sector:
Financial	108,309	(4,251)	5,069	(158)	113,378	(4,409)
Utilities	22,950	(815)	—	—	22,950	(815)
Energy	84,963	(403)	—	—	84,963	(403)
Other corporate sectors	125,515	(5,677)	100	(2)	125,615	(5,679)
Total corporates	341,737	(11,146)	5,169	(160)	346,906	(11,306)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	10,552	(9)	2	—	10,554	(9)
Total investment grade securities	449,709	(15,686)	5,173	(160)	454,882	(15,846)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	20,243	(58)	103,362	(9,153)	123,605	(9,211)
Utilities	15,008	(87)	—	—	15,008	(87)
Energy	—	—	26,647	(1,449)	26,647	(1,449)
Other corporate sectors	7,857	(3,442)	19,190	(2,133)	27,047	(5,575)
Total corporates	43,108	(3,587)	149,199	(12,735)	192,307	(16,322)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	12,962	(838)	12,962	(838)
Total below investment grade securities	43,108	(3,587)	162,161	(13,573)	205,269	(17,160)
Total fixed maturities	$492,817	$(19,273)	$167,334	$(13,733)	$660,151	$(33,006)

GL Q2 2021 FORM 10-Q

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

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowance for credit losses beginning balance	$—	$31,854	$3,346	$—
Additions to allowance for which credit losses were not previously recorded	—	—	—	31,854
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	865	—	865
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	(3,346)	—
Allowance for credit losses ending balance	$—	$32,719	$—	$32,719

As of June 30, 2021 and December 31, 2020, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	June 30, 2021	December 31, 2020
Investment funds	$533,658	$385,038
Commercial mortgage loan participations	160,639	160,602
Other	3,891	1,341
Total	$698,188	$546,981

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

During the quarter, the Company committed to one new limited partnership. The Company had $72 million of capital called during the quarter from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $409 million as of June 30, 2021.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents additional information about the Company's investment funds as of June 30, 2021 and December 31, 2020 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	June 30, 2021	December 31, 2020	June 30, 2021	Redemption Term/Notice
Commercial mortgage loans	$347,042	$227,050	$172,001	Portion non-redeemable and fully redeemable after 6 month period, subject to fund liquidity/discretion of General Partner. Expected life is 7 years for non-redeemable fund.
Opportunistic credit	169,351	157,461	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Other	17,265	527	236,811	Fully redeemable with varying terms and non-redeemable.
Total investment funds	$533,658	$385,038	$408,812

Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$51,124	32	$49,002	31
Office	36,156	23	36,153	22
Hospitality	22,540	14	22,605	14
Retail	19,699	12	19,319	12
Industrial	17,900	11	17,900	11
Multi-family	14,859	9	19,128	12
Total recorded investment	162,278	101	164,107	102
Less allowance for credit losses	(1,639)	(1)	(3,505)	(2)
Carrying value, net of allowance for credit losses	$160,639	100	$160,602	100

	June 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$62,764	39	$61,610	38
Virginia	27,019	17	27,019	17
New York	17,107	11	16,602	10
Pennsylvania	11,661	7	11,314	7
Indiana	9,717	6	9,717	6
Florida	8,142	5	12,420	8
Other	25,868	16	25,425	16
Total recorded investment	162,278	101	164,107	102
Less allowance for credit losses	(1,639)	(1)	(3,505)	(2)
Carrying value, net of allowance for credit losses	$160,639	100	$160,602	100

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following tables are reflective of Management's internal risk ratings of the loan portfolio. Loans are rated low, moderate, and high. The risk categories consider many different factors such as quality of asset, borrower status, as well as macroeconomic factors including COVID-19. These loans, originated in 2017 to 2021, are transitional or under construction and may not yet be income producing. Certain ratios, such as loan to value and debt service coverage ratios, may not be evaluated as the value of the underlying transitional property significantly fluctuates based on completion of the project.

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of June 30, 2021
Risk Rating:	Number of Loans	2021	2020	2019	2018	2017	Total
Low	16	$—	$20,884	$13,080	$32,957	$62,057	$128,978
Moderate	5	—	—	13,601	8,142	—	21,743
High	2	—	—	4,568	6,989	—	11,557
Total commercial mortgage loans	23	$—	$20,884	$31,249	$48,088	$62,057	162,278
Less allowance for credit losses on the investment pool							(1,639)
Less allowance for credit losses on individual loans							—
Carrying value, net of valuation allowance							$160,639

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of December 31, 2020
Risk Rating:	Number of Loans	2020	2019	2018	2017	Total
Low	17	$20,176	$14,757	$33,132	$61,460	$129,525
Moderate	4	—	10,640	7,796	—	18,436
High	3	—	4,554	11,592	—	16,146
Total commercial mortgage loans	24	$20,176	$29,951	$52,520	$61,460	164,107
Less allowance for credit losses on the investment pool						(2,503)
Less allowance for credit losses on individual loans						(1,002)
Carrying value, net of valuation allowance						$160,602
As of June 30, 2021, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 23 loans in the portfolio. For the six months ended June 30, 2021, the allowance for credit losses decreased by $1.9 million to $1.6 million. The provision for credit losses is included in "Realized gains (losses)".

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowance for credit losses beginning balance	$2,147	$335	$3,505	$—
Cumulative effect of adoption ASU 2016-13	—	—	—	335
Provision (reversal) for credit losses	(508)	3,503	(1,866)	3,503
Loans charge-off	—	—	—	—
Allowance for credit losses ending balance	$1,639	$3,838	$1,639	$3,838

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
There were no delinquent commercial mortgage loans as of June 30, 2021, compared with one delinquent commercial mortgage at December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $37 million as of June 30, 2021.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement expires in 2023. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. As of June 30, 2021 and December 31, 2020, the outstanding balance was $135 million.

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

On January 4, 2021, putative class and collective action litigation was filed against National Income Life Insurance Company in the United States District Court for the Northern District of New York. (John Turner v. National Income Life Insurance Company, Case No. 5:21-cv-0003). Plaintiff Turner is a former New York National Income agent who asserted a claim under New York law on behalf of a putative New York class of trainees and sales agents for the six years prior to February 13, 2020 through case conclusion. He made a claim under the New York Labor Law for alleged failure to pay minimum wage and overtime, and for expense reimbursement. In addition, Mr. Turner asserted a claim under the Fair Labor Standards Act (FLSA) on behalf of trainees and sales agents for the three years prior to February 13, 2020 through case conclusion. The FLSA claim alleged failure to pay for all hours worked and sought expense reimbursement. The lawsuit also requested declaratory relief and liquidated damages. Prior to filing a motion to compel arbitration of Mr. Turner’s individual claims, National Income reached a settlement with Mr. Turner for a non-material sum as to his individual claims, and the litigation has been dismissed.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	June 30, 2021	December 31, 2020

Balance at beginning of period	$162,261	$163,808
Incurred related to:
Current year	325,582	584,936
Prior year	(19,681)	(14,829)
Total incurred	305,901	570,107
Paid related to:
Current year	197,328	442,127
Prior year	106,148	129,527
Total paid	303,476	571,654
Balance at end of period	$164,686	$162,261

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	June 30, 2021	December 31, 2020

Policy claims and other benefits payable:
Life insurance	$211,137	$237,246
Health insurance	164,686	162,261
Total	$375,823	$399,507

GL Q2 2021 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's defined benefit pension plan at June 30, 2021 and December 31, 2020.
Pension Assets by Component at June 30, 2021

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$56,211	$—	$56,211	10
Utilities	—	44,358	—	44,358	8
Energy	—	23,119	—	23,119	4
Other corporates	—	89,934	—	89,934	16
Total corporate bonds	—	213,622	—	213,622	38
Exchange traded fund(1)	281,693	—	—	281,693	51
Other bonds	—	247	—	247	—
Guaranteed annuity contract(2)	—	30,381	—	30,381	5
Short-term investments	13,583	—	—	13,583	2
Other	2,812	—	—	2,812	1
	$298,088	$244,250	$—	542,338	97
Other long-term investments(3)				15,720	3
Total pension assets				$558,058	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns less than 1% of the investment fund. As of June 30, 2021, the expected term of the investment fund is approximately 4 years and the commitment of the investment is fully funded. The investment is non-redeemable.

GL Q2 2021 FORM 10-Q

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
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns approximately 1% of the investment fund. As of December 31, 2020, the expected term of the investment fund is approximately 4 years and the commitment of the investment is fully funded. The investment is non-redeemable.
SERP: The following table includes information regarding the SERP.

	Six Months Ended June 30,
	2021	2020
Premiums paid for insurance coverage	$443	$443

	June 30, 2021	December 31, 2020
Total investments:
Company owned life insurance	$52,529	$51,361
Exchange traded funds	79,788	75,390
	$132,317	$126,751

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Pension and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Defined benefit pension	$704,695	$667,753
SERP	95,917	95,560
Pension benefit obligation	$800,612	$763,313

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and six months ended June 30, 2021 and 2020.

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$7,918	$6,115	$15,836	$12,231
Interest cost	5,469	5,647	10,936	11,298
Expected return on assets	(8,083)	(7,391)	(16,166)	(14,781)
Amortization:
Prior service cost	158	158	316	316
Actuarial (gain) loss	4,984	3,925	9,969	7,849
Net periodic benefit cost	$10,446	$8,454	$20,891	$16,913

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	102,895,435	106,441,311	103,187,567	106,863,267
Weighted average dilutive options outstanding	1,337,911	692,706	1,331,047	1,195,173
Diluted weighted average shares outstanding	104,233,346	107,134,017	104,518,614	108,058,440

Antidilutive shares	31,269	5,417,077	1,326,599	2,281,300

Antidilutive shares are excluded from the calculation of diluted earnings per share.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 9—Debt

Long-term debt: On June 14, 2021, Globe Life completed the issuance and sale of $325 million in aggregate principal amount of 4.25% unsecured Junior Subordinated Debentures due June 15, 2061. The net proceeds from the sale of the Junior Subordinated Debentures were $317 million and were used to redeem the 6.125% Junior Subordinated Debentures plus accrued interest of $1.5 million on July 15, 2021 as well as for general corporate purposes.

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				June 30, 2021				December 31, 2020
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$165,612	$(529)	$165,083	$187,310	$164,954
Senior notes(1)	9/24/2012	9/15/2022	3.800%	150,000	(419)	149,581	155,873	149,414
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(5,361)	544,639	643,418	544,328
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(4,435)	395,565	395,184	395,157
Junior subordinated debentures(2)	5/17/2016	6/15/2056	6.125%	300,000	(9,312)	290,688	313,320	290,652
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,612)	123,388	129,895	123,381
Junior subordinated debentures	6/14/2021	6/15/2061	4.250%	325,000	(7,828)	317,172	339,430	—
Total long-term debt				2,015,612	(29,496)	1,986,116	2,164,430	1,667,886

Commercial paper				260,000	(54)	259,946	259,946	254,918
Total short-term debt				260,000	(54)	259,946	259,946	254,918

Total debt				$2,275,612	$(29,550)	$2,246,062	$2,424,376	$1,922,804
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)The $300 million of 6.125% Junior subordinated debentures were redeemed on July 15, 2021.

The commercial paper has the highest priority of all the debt, followed by senior notes then junior subordinated debentures. The Senior Notes due 2023 are noncallable, the remaining senior notes are callable under a make-whole provision, and the junior subordinated debentures are subject to optional redemption five years from issuance. Interest on the 4.25% "Junior subordinated debentures" is payable quarterly, all other long-term debt is payable semi-annually.

GL Q2 2021 FORM 10-Q

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

Premium Income by Distribution Channel

	Three Months Ended June 30, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$347,696	48	$28,789	10	$—	—	$376,485	37
Direct to Consumer	249,440	34	18,450	6	—	—	267,890	26
Liberty National	77,853	11	47,118	16	—	—	124,971	12
United American	2,261	—	116,217	39	—	—	118,478	12
Family Heritage	1,226	—	85,012	29	—	—	86,238	8
Other	49,694	7	—	—	—	—	49,694	5
	$728,170	100	$295,586	100	$—	—	$1,023,756	100

	Three Months Ended June 30, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$308,675	46	$25,554	9	$—	—	$334,229	35
Direct to Consumer	235,201	35	19,060	7	—	—	254,261	27
Liberty National	73,326	11	47,391	17	—	—	120,717	13
United American	2,481	—	112,885	40	3	100	115,369	12
Family Heritage	1,042	—	77,987	27	—	—	79,029	8
Other	50,097	8	—	—	—	—	50,097	5
	$670,822	100	$282,877	100	$3	100	$953,702	100

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Premium Income by Distribution Channel

	Six Months Ended June 30, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$682,591	48	$56,140	9	$—	—	$738,731	37
Direct to Consumer	493,468	34	37,810	6	—	—	531,278	26
Liberty National	153,590	11	94,158	16	—	—	247,748	12
United American	4,538	—	233,304	40	1	100	237,843	12
Family Heritage	2,344	—	168,347	29	—	—	170,691	8
Other	99,758	7	—	—	—	—	99,758	5
	$1,436,289	100	$589,759	100	$1	100	$2,026,049	100

	Six Months Ended June 30, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$611,527	46	$51,281	9	$—	—	$662,808	35
Direct to Consumer	455,244	35	38,856	7	—	—	494,100	26
Liberty National	146,194	11	95,031	17	—	—	241,225	13
United American	4,971	—	222,944	40	3	100	227,918	12
Family Heritage	2,063	—	154,970	27	—	—	157,033	9
Other	100,453	8	—	—	—	—	100,453	5
	$1,320,452	100	$563,082	100	$3	100	$1,883,537	100

Due to the nature of the life insurance industry, Globe Life has no individual or group that would be considered a major customer. Substantially all of Globe Life's business is conducted in the United States.

The measure of profitability established by the chief operating decision makers for the insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner in which the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists primarily of premium less net policy benefits, acquisition expenses, and commissions. Required interest on net policy liabilities (benefit reserves less deferred acquisition costs) is reflected as a component of the Investment segment (rather than as a component of underwriting margin in the insurance and annuity segments) in order to match this cost with the investment income earned on the assets supporting the net policy liabilities.

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

Globe Life holds a sizable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations for its insurance products. From time to time, investments are sold or called, or experience a credit loss event, each of which is reflected by the Company as

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
realized gain (loss)—investments. These gains or losses generally occur as a result of disposition due to issuer calls, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

Management removes items that are related to prior periods when evaluating the operating results of current periods. Management also removes non-operating items unrelated to the Company's core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results, because accounting guidance requires that operating segment results be presented as management views its business. With the exception of the administrative settlements noted in the paragraphs above, all of these items are included in “Other operating expense” in the Condensed Consolidated Statements of Operations for the appropriate year. See additional detail below in the tables.

The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items. See Note—1 Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	Three Months Ended June 30, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$728,170	$295,586	$—	$—	$—	$—		$1,023,756
Net investment income	—	—	—	238,308	—	—		238,308
Other income	—	—	—	—	388	—		388
Total revenue	728,170	295,586	—	238,308	388	—		1,262,452
Expenses:
Policy benefits	498,471	188,854	7,286	—	—	—		694,611
Required interest on reserves	(182,495)	(25,434)	(10,016)	217,945	—	—		—
Required interest on DAC	54,222	7,077	66	(61,365)	—	—		—
Amortization of acquisition costs	120,407	27,132	482	—	—	—		148,021
Commissions, premium taxes, and non-deferred acquisition costs	58,810	23,496	6	—	—	—		82,312
Insurance administrative expense(1)	—	—	—	—	67,503	261	(2)	67,764
Parent expense	—	—	—	—	2,757	—		2,757
Stock-based compensation expense	—	—	—	—	8,634	—		8,634
Interest expense	—	—	—	21,769	—	—		21,769
Total expenses	549,415	221,125	(2,176)	178,349	78,894	261		1,025,868
Subtotal	178,755	74,461	2,176	59,959	(78,506)	(261)		236,584
Non-operating items	—	—	—	—	—	261	(2)	261
Measure of segment profitability (pretax)	$178,755	$74,461	$2,176	$59,959	$(78,506)	$—		236,845

Realized gain (loss)—investments								8,659
Legal proceedings								(261)
Income before income taxes per Condensed Consolidated Statements of Operations								$245,243
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.

GL Q2 2021 FORM 10-Q

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

GL Q2 2021 FORM 10-Q

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

	Six Months Ended June 30, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,436,289	$589,759	$1	$—	$—	$—		$2,026,049
Net investment income	—	—	—	474,128	—	—		474,128
Other income	—	—	—	—	683	—		683
Total revenue	1,436,289	589,759	1	474,128	683	—		2,500,860
Expenses:
Policy benefits	1,016,102	376,683	14,545	—	—	—		1,407,330
Required interest on reserves	(362,420)	(50,429)	(20,021)	432,870	—	—		—
Required interest on DAC	108,017	14,039	136	(122,192)	—	—		—
Amortization of acquisition costs	243,711	56,339	964	—	—	—		301,014
Commissions, premium taxes, and non-deferred acquisition costs	115,478	46,486	14	—	—	—		161,978
Insurance administrative expense(1)	—	—	—	—	133,679	5,089	(2)	138,768
Parent expense	—	—	—	—	5,075			5,075
Stock-based compensation expense	—	—	—	—	16,522	—		16,522
Interest expense	—	—	—	42,947	—	—		42,947
Total expenses	1,120,888	443,118	(4,362)	353,625	155,276	5,089		2,073,634
Subtotal	315,401	146,641	4,363	120,503	(154,593)	(5,089)		427,226
Non-operating items	—	—	—	—	—	5,089	(2)	5,089
Measure of segment profitability (pretax)	$315,401	$146,641	$4,363	$120,503	$(154,593)	$—		432,315

Realized gain (loss)—investments								36,811
Legal proceedings								(5,089)
Income before income taxes per Condensed Consolidated Statements of Operations								$464,037
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.

GL Q2 2021 FORM 10-Q

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
(2)Legal proceedings.
Note 11—Subsequent Events

On August 1, 2021, the Company acquired Beazley Benefits, a small unit of Beazley Insurance Company, Inc. that specializes in the distribution of supplemental health insurance in the U.S., for $59.2 million to enhance Globe Life’s reach in the worksite market.

GL Q2 2021 FORM 10-Q

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

GL Q2 2021 FORM 10-Q

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

Net investment income (Required interest on net policy liabilities) (Financing costs) Excess investment income

GL Q2 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2021 with 2020.
•Net income as a return on equity (ROE) for the six months ended June 30, 2021 was 9.0% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 12.4%.
•Total premium increased 8% over the same period in the prior year. Life premium increased 9% for the period from $1.3 billion in 2020 to $1.4 billion in 2021. Life underwriting margin declined 7% from $341 million in 2020 to $315 million in 2021.
•Net investment income increased 3% over the same period in the prior year. Excess investment income declined 3% below the prior year.
•Total net sales increased 15% over the same period in the prior year from $301 million to $347 million.
•Book value per share increased 14% over the same period in the prior year from $73.26 to $83.59. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 9% over the prior year from $51.21 to $55.66.
•The Company estimates $49 million of net life claims were incurred as a result of the novel coronavirus (COVID-19) for the six months ended June 30, 2021 compared with $22 million during the same period last year.
•For the six months ended June 30, 2021, the Company repurchased 2.2 million shares of Globe Life Inc. common stock at a total cost of $214 million for an average share price of $98.61.
The following graphs represent net income and net operating income for the six months ended June 30, 2021 and 2020.

Net Income
(Dollar amounts in thousands)
$400,000
$200,000
$0
$338,588
$378,135
2020
2021

Net Operating Income
(Dollar amounts in thousands)
$400,000
$200,000
$0
$365,576
$353,074
2020
2021

As shown in the charts above, net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. It has been used consistently by Globe Life's management for many years to evaluate the operating performance of the Company. It differs from net income primarily because it excludes certain non-operating items such as realized gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.
(1) Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities, net of tax is $2.9 billion and $2.4 billion for the six months ended June 30, 2021 and 2020, respectively.

Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $27.93 and $22.05 for six months ended June 30, 2021 and 2020, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL Q2 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income increased 12% to $378 million during the six months ended June 30, 2021, compared with $339 million in the same period in 2020. This increase was primarily attributed to $29 million of after tax realized gains on investments in the current period, as compared to $24 million of after tax realized losses on investments in the year-ago period. See further discussion under the caption Investments. The increase in after tax realized gains was partially offset by lower life underwriting results due to higher COVID-19 life claims. On a diluted per common share basis, net income per common share for the six months ended June 30, 2021 increased 16% from $3.13 to $3.62.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income declined 3% to $353 million for the six months ended June 30, 2021, compared with $366 million for the same period in 2020 primarily due to COVID-19 net life claims. On a diluted per common share basis, net operating income per common share for the six months ended June 30, 2021 was flat at $3.38.

COVID-19. For the six months ended June 30, 2021, we estimate $49 million of COVID-19 net life claims were incurred, with $38 million or 77% of which were incurred in the first quarter of 2021. For the full year and at the mid-point of our guidance, we estimate COVID-19 net life claims will be between $53 million to $55 million, based on an estimate of approximately 20 to 30 thousand U.S. COVID-19 deaths in the second half of the year. This estimate of U.S. deaths is based on various third-party models. The projected life claims are dependent on this estimate and many other variables, including, but not limited to, the effect of efforts to reopen the economy, the timing and availability of effective treatments for the disease, vaccination rates and effectiveness of vaccines, impact from potential variants, and the actual ages and geographic areas in which infections and deaths occur. As such, should actual COVID-19 deaths in the second half of the year be greater than currently anticipated, the total amount of COVID-19 life claims incurred for the full year 2021 will likely be greater than projected at the mid-point of our guidance.

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

GL Q2 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020	Change	%
Life insurance underwriting margin	$315,401	$340,502	$(25,101)	(7)
Health insurance underwriting margin	146,641	127,705	18,936	15
Annuity underwriting margin	4,363	4,535	(172)	(4)
Excess investment income	120,503	123,874	(3,371)	(3)
Other insurance:
Other income	683	729	(46)	(6)
Administrative expense	(133,679)	(125,186)	(8,493)	7
Corporate and other	(21,597)	(22,835)	1,238	(5)
Pre-tax total	432,315	449,324	(17,009)	(4)
Applicable taxes	(79,241)	(83,748)	4,507	(5)
Net operating income	353,074	365,576	(12,502)	(3)
Reconciling items, net of tax:
Realized gain (loss)—investments	29,081	(24,401)	53,482
Legal proceedings	(4,020)	(2,587)	(1,433)
Net income	$378,135	$338,588	$39,547	12

GL Q2 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2021, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the six months ended June 30, 2021.

Total premium income rose 8% for the six months ended June 30, 2021 to $2.0 billion. Total net sales increased 15% to $347 million, when compared with the same period in 2020. Total first-year collected premium was $288 million for the 2021 period, compared with $264 million for the 2020 period.

Life insurance premium income increased 9% to $1.4 billion over the prior year total of $1.3 billion. Life net sales rose 18% to $265 million for the first six months of 2021. First-year collected life premium rose 20% to $211 million. Life underwriting margins, as a percent of premium, declined to 22% in 2021 from 26% in the prior year. Underwriting margin declined to $315 million for the six months ended June 30, 2021, 7% below the same period in 2020. The decline in the life underwriting margin is primarily due to an estimated $49 million of COVID-19 net life claims incurred during the first six months of 2021 versus $22 million during the same period in 2020.

Health insurance premium income increased 5% to $590 million over the prior year total of $563 million. Health net sales rose 8% to $82 million for the first six months of 2021. First-year collected health premium fell 11% to $78 million. Health underwriting margins, as a percent of premium, increased to 25% in 2021 compared with 23% in 2020. Health underwriting margin increased to $147 million for the first six months of 2021, 15% over the same period in 2020.

Excess investment income, the measure of profitability of our investment segment, declined 3% during 2021 to $121 million from $124 million in the same period in 2020. Excess investment income per common share, reflecting the impact of our share repurchase program, was flat at $1.15 when compared with the same period in 2020.

Insurance administrative expenses increased 7% in 2021 when compared with the prior year period. These expenses were 6.6% as a percent of premium during the first six months of 2021 and 2020.

For the six months ended June 30, 2021, the Company repurchased 2.2 million Globe Life Inc. shares at a total cost of $214 million for an average share price of $98.61.

GL Q2 2021 FORM 10-Q

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

GL Q2 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2021, life premium represented 71% of total premium and life underwriting margin represented 68% of the total. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2021		2020
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,436,289	100	$1,320,452	100	$115,837	9

Policy obligations	1,016,102	71	881,515	67	134,587	15
Required interest on reserves	(362,420)	(25)	(344,413)	(26)	(18,007)	5
Net policy obligations	653,682	46	537,102	41	116,580	22
Commissions, premium taxes, and non-deferred acquisition expenses	115,478	8	106,513	8	8,965	8
Amortization of acquisition costs	351,728	24	336,335	25	15,393	5
Total expense	1,120,888	78	979,950	74	140,938	14
Insurance underwriting margin	$315,401	22	$340,502	26	$(25,101)	(7)

The lower life insurance underwriting margins for the six months ended June 30, 2021 are primarily attributed to the increase in COVID-19 net life claims in the current year. The Company incurred $49 million for the six months ended June 30, 2021, compared with $22 million at the same time in the prior year.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$682,591	48	$611,527	46	$71,064	12
Direct to Consumer	493,468	34	455,244	35	38,224	8
Liberty National	153,590	11	146,194	11	7,396	5
Other	106,640	7	107,487	8	(847)	(1)
Total	$1,436,289	100	$1,320,452	100	$115,837	9

Annualized life premium in force was $2.86 billion at June 30, 2021, an increase of 8% over $2.65 billion a year earlier.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$142,856	54	$114,283	51	$28,573	25
Direct to Consumer	81,972	31	81,943	37	29	—
Liberty National	34,148	13	23,197	10	10,951	47
Other	5,635	2	5,319	2	316	6
Total	$264,611	100	$224,742	100	$39,869	18

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$121,432	58	$101,975	58	$19,457	19
Direct to Consumer	60,878	29	47,775	27	13,103	27
Liberty National	23,747	11	21,308	12	2,439	11
Other	4,763	2	5,325	3	(562)	(11)
Total	$210,820	100	$176,383	100	$34,437	20

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 48% of the Company's June 30, 2021 total. Net sales increased 25% to $143 million during the first six months of 2021 over the 2020 total for the same period of $114 million. The underwriting margin, as a percent of premium, was 30% for the six months ended June 30, 2021, down from 32% in the year-ago period. The lower underwriting margin was primarily due to higher policy obligations as a result of the pandemic.

This division is anticipating an increase in net sales for the full year 2021 as compared with 2020. Sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force.

While this division has experienced $13 million in COVID-19 net life claims for the six months ended June 30, 2021, the underwriting margin as a percent of premium, at the mid-point of our guidance, is expected to remain flat for the year due to improved persistency and higher projected net sales.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the American Income Life Division. The average producing agent count is based on the actual count at the end of each week during the year. This division continues to experience agent growth compared with the prior year at the beginning of the COVID-19 pandemic.

	At June 30,		Change
	2021	2020	Amount	%
American Income	10,198	8,012	2,186	27

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

DTC net sales were flat for the six months ended June 30, 2021 compared with the same period in the prior year. In the second quarter of 2020, the Company saw record net sales at this division as a response to the COVID-19 pandemic. While we expect continued strong sales due to the heightened awareness as to the benefits of life insurance, we anticipate sales levels over the remainder of 2021 will be lower than the same period in 2020. Despite the lower sales, we expect favorable persistency to continue over the remainder of this year, leading to higher premiums, higher policy obligations, and lower acquisition expenses as a percent of premium.

DTC’s underwriting margin, as a percent of premium, was 9% for the six months ended June 30, 2021, which was lower than the 15% result during the same period in 2020 primarily due to approximately $13 million of higher COVID-19 net life claims in the current period. Additionally, this division will see a decrease in underwriting margin as a percent of premium for the full year 2021 due to higher policy obligations incurred as a result of the pandemic.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 17% for the six months ended June 30, 2021, down from 26% during the same period a year ago. The decrease is primarily attributable to higher policy obligations during the six months ended June 30, 2021 as a result of the COVID-19 pandemic compared with the same period a year ago. This division incurred $9 million COVID-19 net life claims for the six months ended June 30, 2021 compared with 2,063 for the same period in 2020. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company is projecting total net life sales to increase for the full year 2021 as compared to the prior year. However, due to increased policy obligations expected to be incurred associated with the pandemic, we anticipate the underwriting margin, as a percent of premium, to be slightly lower for the full year 2021 as compared to 2020.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for Liberty National Division. As the division gains momentum in the virtual sales environment, the agency should see an increase in recruiting of new agents.

	At June 30,		Change
	2021	2020	Amount	%
Liberty National	2,717	2,522	195	8

The Liberty National Division average producing agent count increased 8% over the prior year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued geographic expansion of this agency's presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a customer relationship management (CRM) platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. Sales were hindered in the first half of 2020 due to difficulties in agents transitioning to a virtual work environment after the onset of the COVID-19 lockdown, as well as mandatory shut-downs of non-essential small businesses which hindered the ability of the division’s agents to prospect at the worksite.

The Other Agencies distribution channels primarily include non-exclusive independent agencies. The Other Agencies contributed $107 million of life premium income, or 7% of Globe Life's total premium income in the six months ended June 30, 2021, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company includes primarily Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 29% of our total premium in the first six months of 2021, while the health underwriting margin accounted for 31% of total underwriting margin. Health underwriting margin increased 15% to $147 million primarily due to improved persistency and lower amortization of acquisition costs. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2021		2020
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$589,759	100	$563,082	100	$26,677	5

Policy obligations	376,683	64	362,207	64	14,476	4
Required interest on reserves	(50,429)	(9)	(45,361)	(8)	(5,068)	11
Net policy obligations	326,254	55	316,846	56	9,408	3
Commissions, premium taxes, and non-deferred acquisition expenses	46,486	8	48,551	9	(2,065)	(4)
Amortization of acquisition costs	70,378	12	69,980	12	398	1
Total expense	443,118	75	435,377	77	7,741	2
Insurance underwriting margin	$146,641	25	$127,705	23	$18,936	15

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$233,304	40	$222,944	40	$10,360	5
Family Heritage	168,347	29	154,970	27	13,377	9
Liberty National	94,158	16	95,031	17	(873)	(1)
American Income	56,140	9	51,281	9	4,859	9
Direct to Consumer	37,810	6	38,856	7	(1,046)	(3)
Total	$589,759	100	$563,082	100	$26,677	5

Premium related to limited-benefit plans comprise $308 million, or 52%, of the total health premiums, for 2021 compared with $289 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $282 million, or 48%, for 2021 compared with $274 million in the same period in the prior year.

Annualized health premium in force at June 30, 2021 increased 4% to $1.2 billion over the prior year total.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$25,027	30	$26,465	35	$(1,438)	(5)
Family Heritage	34,744	42	29,845	39	4,899	16
Liberty National	12,053	15	10,032	13	2,021	20
American Income	9,277	11	8,440	11	837	10
Direct to Consumer	1,226	2	1,112	2	114	10
Total	$82,327	100	$75,894	100	$6,433	8

Health net sales related to limited-benefit plans comprise $56 million, or 68%, of the total health net sales, for 2021, compared with $48 million in the same period in the prior year. Medicare Supplement sales make up the remaining $26 million, or 32% for 2021, compared with $27 million in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$28,702	37	$39,853	46	$(11,151)	(28)
Family Heritage	28,165	36	26,584	30	1,581	6
Liberty National	9,847	13	10,407	12	(560)	(5)
American Income	9,334	12	8,951	10	383	4
Direct to Consumer	1,581	2	1,508	2	73	5
Total	$77,629	100	$87,303	100	$(9,674)	(11)

First-year collected premium related to limited-benefit plans comprises $47 million, or 61%, of total first-year collected premium, for 2021 compared with $46 million in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $30 million, or 39%, for 2021, compared with $41 million in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Division represents 81% of all Medicare Supplement premium and 95% of Medicare Supplement net sales. For the six months ended June 30, 2021, Medicare Supplement premium in this agency rose 5% to $229 million in 2021 over the prior period total of $218 million. Medicare Supplement net sales declined 6% to $25 million in 2021 from the prior year period, primarily as a result of a decrease in individual sales. Underwriting margin as a percent of premium was 16% for the six months ended June 30, 2021, up from 14% in 2020.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 26% for the six months ended June 30, 2021, up from 25% in the year-ago period primarily due to improved persistency and lower acquisition costs.
The division experienced a 16% increase in net health sales as compared with the six-month period a year ago, primarily due to an increase in agent productivity and training. The division will be launching incentive programs during the year to help drive an increase in productivity and the number of producing agents.

Below is the average producing agent count at the end of the period for the Family Heritage Division.

	At June 30,		Change
	2021	2020	Amount	%
Family Heritage Division	1,253	1,238	15	1

The Liberty National Division represented 16% of all Globe Life health premium income for the six-month period ended June 30, 2021. The Liberty National Division markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of this health business is now generated through worksite marketing targeting small businesses of 10 to 100 employees. Health premium at Liberty National Division was $94 million for the six months ended June 30, 2021, down from $95 million in the year ago period. We anticipate an increase in net health sales at this division as the Company is able to interact face-to-face with customers compared with 2020.

Other distribution. While some of the Company's other distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 15% of health premium in 2021 and 16% in 2020. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division markets primarily Medicare Supplements to employer or union-sponsored groups. The Direct to Consumer Division added $1 million of Medicare Supplement net sales as of June 30, 2021 and 2020.

ANNUITIES

Annuities represent an insignificant part of our business. We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products.

GL Q2 2021 FORM 10-Q

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $8.4 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
Net investment income	$474,128	$460,559	$13,569	3
Interest on net insurance policy liabilities:
Interest on reserves	(432,870)	(410,562)	(22,308)	5
Interest on deferred acquisition costs	122,192	117,498	4,694	4
Net required interest	(310,678)	(293,064)	(17,614)	6
Financing costs	(42,947)	(43,621)	674	(2)
Excess investment income	$120,503	$123,874	$(3,371)	(3)

Excess investment income per diluted share	$1.15	$1.15	$—	—

Mean invested assets (at amortized cost)	$18,748,877	$17,700,476	$1,048,401	6
Average net insurance policy liabilities(1)	10,838,913	10,328,750	510,163	5
Average debt and preferred securities (at amortized cost)	1,966,285	1,726,718	239,567	14
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.
Excess investment income declined $3 million, or 3%, compared with the year-ago period. Excess investment income per diluted common share was $1.15 for both periods. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the six months ended June 30, 2021 was $474 million or 3% greater than the year ago period. Mean invested assets increased 6% during the first six months of 2021 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.24% in the first six months of 2021, compared with 5.38% a year earlier. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at yields lower than our average portfolio yield. In addition, we have reinvested the proceeds from bonds that matured, were called, or were otherwise

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

disposed of at yield rates less than what we earned on these bonds before their maturity or disposition. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material negative impact on net investment income. To help mitigate the decline of the portfolio yield over the past few years, the Company has increased its position in investment funds to fixed maturity assets by investing in limited partnerships with debt like characteristics that diversify risk and enhance risk adjusted capital adjusted returns on the portfolio. The earned yield on the fund investments for the six months ended June 30, 2021 was 5.42%. See additional information in Note 4—Investments.

Should the current low interest rate environment continue, the growth of the Company's net investment income will continue to be negatively impacted primarily due to the investment of new money and proceeds from dispositions at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets. For 2021, we currently anticipate the average new money yield on our fixed maturity acquisitions to be approximately 30 basis points lower than the rate applicable to our 2020 acquisitions.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new investments. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 150 to 155 basis points before the net unrealized gains on our fixed maturity portfolio as of June 30, 2021 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we do not intend to sell, nor is it likely that management will be required to sell, the fixed maturities prior to their anticipated recovery.

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

In comparison to the year-ago period, required interest on net insurance policy liabilities increased $18 million, or 6%, to $311 million, compared with the 5% growth in average net interest-bearing insurance policy liabilities.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Interest on funded debt	$40,126	$34,984	$5,142	15
Interest on term loans	—	2,870	(2,870)	(100)
Interest on short-term debt	2,821	5,767	(2,946)	(51)
Financing costs	$42,947	$43,621	$(674)	(2)

In 2021, financing costs decreased 2% compared with the prior year primarily due to lower rates on the short-term debt. The interest on funded debt was higher than prior year as a result of the 2.15% Senior Note issued in August 2021. The debt proceeds were used, in part, to redeem all the outstanding term loans. The net increase in interest was more than offset by lower interest rates on the short-term debt. More information on our debt transactions is disclosed in the Financial Condition section of this report.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2021		2020
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(8,664)	$(0.08)	$1,794	$0.02
Matured or other redemptions(1)	21,548	0.21	6,787	0.06
Provision for credit losses	2,643	0.02	(25,848)	(0.24)
Fair value option—change in fair value	9,818	0.09	(14,892)	(0.14)
Other	3,736	0.04	7,758	0.07
Total realized gains (losses)	$29,081	$0.28	$(24,401)	$(0.23)
(1)During the six months ended June 30, 2021 and 2020, the Company recorded $108.3 million and $86.3 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $19.9 million and $6.2 million, respectively in realized gains, net of tax.

GL Q2 2021 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cost of acquisitions:
Investment-grade corporate securities	$339,711	$349,933
Investment-grade municipal securities	65,068	194,680
Other investment-grade securities	10,355	18,174
Total fixed maturity acquisitions(1)	$415,134	$562,787

Effective annual yield (one year compounded)(2)	3.49%	4.16%
Average life (in years, to next call)	29.5	15.7
Average life (in years, to maturity)	34.2	24.4
Average rating	A	A
(1)Fixed maturity acquisitions included no unsettled trades as of June 30, 2021 and 2020.
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

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first six months of 2021, we invested primarily in the industrial and financial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.24%, down approximately 14 basis points from the yield in the first six months of 2020. As previously noted in the discussion of net investment income, the decrease was primarily due to the combination of lower interest rates applicable to new purchases and fixed maturity dispositions during 2020. For the remainder of 2021, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk adjusted capital adjusted return.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority of its plan to phase out the floating rate, London Interbank Offered Rate (LIBOR). The rate will transition out from 2021 to mid-year 2023. As of June 30, 2021, the Company had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress toward the establishment of a new floating rate.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	June 30, 2021	December 31, 2020	June 30, 2020
Average annual effective yield(1)	5.23%	5.28%	5.36%
Average life, in years, to:
Next call(2)	16.0	16.2	16.5
Maturity(2)	18.9	19.0	19.0
Effective duration to:
Next call(2,3)	10.8	11.0	10.9
Maturity(2,3)	12.1	12.3	12.0
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
(3)Effective duration is a measure of the price sensitivity of a fixed-income security to a 1% change in interest rates.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2021 and December 31, 2020.

Fixed Maturities by Sector
June 30, 2021
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,565	$3,825	$(7,256)	$54,134	$2,314,258	$524,585	$(8,109)	$2,830,734	13	13
Banks	26,997	753	—	27,750	969,497	216,103	(2,489)	1,183,111	6	6
Other financial	114,949	156	(1,955)	113,150	1,239,063	192,820	(3,022)	1,428,861	7	7
Total financial	199,511	4,734	(9,211)	195,034	4,522,818	933,508	(13,620)	5,442,706	26	26
Utilities
Electric	49,494	5,857	(87)	55,264	1,415,411	414,324	(311)	1,829,424	8	9
Gas and water	—	—	—	—	543,962	115,642	(591)	659,013	3	3
Total utilities	49,494	5,857	(87)	55,264	1,959,373	529,966	(902)	2,488,437	11	12
Industrial - Energy
Pipelines	85,275	5,106	(1,449)	88,932	921,382	209,567	(1,449)	1,129,500	5	5
Exploration and production	100,698	18,279	—	118,977	568,872	113,638	(403)	682,107	3	3
Oil field services	—	—	—	—	49,788	14,464	—	64,252	—	—
Refiner	—	—	—	—	89,204	27,131	—	116,335	1	1
Driller	—	—	—	—	—	—	—	—	—	—
Total energy	185,973	23,385	(1,449)	207,909	1,629,246	364,800	(1,852)	1,992,194	9	9
Industrial - Basic materials
Chemicals	—	—	—	—	669,278	142,568	(83)	811,763	4	4
Metals and mining	—	—	—	—	406,359	129,374	—	535,733	3	3
Forestry products and paper	—	—	—	—	65,675	17,426	—	83,101	—	—
Total basic materials	—	—	—	—	1,141,312	289,368	(83)	1,430,597	7	7
Industrial - Consumer, non-cyclical	84,275	10,900	(2,133)	93,042	2,224,277	481,449	(2,458)	2,703,268	13	13
Other industrials	25,614	3,729	—	29,343	1,275,891	296,869	(228)	1,572,532	7	8
Industrial - Transportation	25,668	5,126	—	30,794	570,150	143,130	—	713,280	3	3
Other corporate sectors	143,317	19,024	(3,442)	158,899	1,627,685	296,684	(8,485)	1,915,884	10	9
Total corporates	713,852	72,755	(16,322)	770,285	14,950,752	3,335,774	(27,628)	18,258,898	86	87
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	2,343,770	313,750	(4,531)	2,652,989	13	12
Collateralized debt obligations	36,288	28,119	—	64,407	36,288	28,119	—	64,407	—	—
Other asset-backed securities	13,800	—	(838)	12,962	120,801	5,192	(847)	125,146	1	1
Mortgage-backed securities(1)	—	—	—	—	307	33	—	340	—	—
Total fixed maturities	$763,940	$100,874	$(17,160)	$847,654	$17,451,918	$3,682,868	$(33,006)	$21,101,780	100	100
(1)Includes Government National Mortgage Association (GNMA).

GL Q2 2021 FORM 10-Q

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
(1)Includes GNMAs.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the June 30, 2021 fixed maturity portfolio, representing 86% of amortized cost, net and 87% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2021, the total fixed maturity portfolio consisted of 779 issuers.

At June 30, 2021, fixed maturities had a fair value of $21.1 billion, compared with $21.2 billion at December 31, 2020. The net unrealized gain position in the fixed-maturity portfolio decreased from $4.0 billion at December 31, 2020 to $3.6 billion at June 30, 2021 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at June 30, 2021 and December 31, 2020, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at June 30, 2021 and December 31, 2020 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $567 million at amortized cost, net of allowance for credit losses ($611 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At June 30, 2021
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$736,648	4	$850,126	4
AA	1,861,834	11	2,060,123	10
A	4,422,833	26	5,559,919	26
BBB+	3,784,244	22	4,669,494	22
BBB	4,282,348	24	5,192,531	25
BBB-	1,600,071	9	1,921,933	9
Total investment grade	16,687,978	96	20,254,126	96	A-

Below investment grade:
BB	582,084	3	631,877	3
B	145,568	1	151,370	1
Below B	36,288	—	64,407	—
Total below investment grade	763,940	4	847,654	4	BB-
	$17,451,918	100	$21,101,780	100

Weighted average composite quality rating					A-

GL Q2 2021 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as year-end 2020. Fixed maturities rated BBB are 55% of the total portfolio at June 30, 2021 and at year-end 2020. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of June 30, 2021. BBB securities generally provide the Company with the best risk adjusted capital adjusted returns, largely due to our unique ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$840,739	$674,155
Downgrades by rating agencies	—	135,667
Upgrades by rating agencies	(36,311)	—
Dispositions	(45,450)	(6,883)
Provision for credit losses	3,346	(32,719)
Amortization and other	1,616	1,624
Balance at end of period	$763,940	$771,844

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 13% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

as of June 30, 2021. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2021		2020		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$56,572	2.8	$52,200	2.7	$4,372	8
Other employee costs	22,241	1.1	20,687	1.1	1,554	8
Information technology costs	23,455	1.1	22,755	1.2	700	3
Legal costs	7,355	0.4	5,312	0.3	2,043	38
Other administrative costs	24,056	1.2	24,232	1.3	(176)	(1)
Total insurance administrative expenses	133,679	6.6	125,186	6.6	8,493	7

Parent company expense	5,075		4,847		228
Stock compensation expense	16,522		17,988		(1,466)
Legal proceedings	5,089		3,275		1,814
Total operating expenses, per Condensed Consolidated Statements of Operations	$160,365		$151,296		$9,069	6

Total operating expenses increased 6% over the prior year period primarily due to a 7% increase in insurance administrative expenses. Insurance administrative expenses increased primarily due to higher employee-related expenses, including pension costs and information technology salaries. Pension expense increased due to the lower discount rate used to determine net periodic benefit costs in 2021 as compared to 2020. The decrease in stock-based compensation expense was primarily due to fewer performance based equity awards applicable to the first half of 2021 as compared to the same period in 2020. While insurance administrative expenses were up 7% from prior year, as a percentage of premium at 6.6%, it was flat compared with 2020.

GL Q2 2021 FORM 10-Q

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
The following chart summarizes share repurchases for the six month periods ended June 30, 2021 and 2020.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2021			2020
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	2,165	$213,503	$98.61	1,629	$139,254	$85.47
Option exercise proceeds	812	82,081	101.14	267	27,475	103.13
Total	2,977	$295,584	$99.30	1,896	$166,729	$87.95
Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and revolving credit facility.

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

GL Q2 2021 FORM 10-Q

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

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2021	2020	Projected 2021	2020
Liquidity Sources:
Dividends from Subsidiaries	$240,120	$343,447	$480,000	$485,871
Excess Cash Flows	179,684	284,488	365,000	387,606

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a credit facility. At June 30, 2021, the Parent Company had access to $545 million of invested cash, net intercompany receivables and other liquid assets. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. The Parent Company may request the extension, however it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. The three-year credit agreement will mature on August 24, 2023. As of June 30, 2021, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2021	December 31, 2020	June 30, 2020
Balance of commercial paper at end of period (par value)	$260,000	$255,000	$450,000
Annualized interest rate	0.22%	0.27%	0.94%
Letters of credit outstanding	$135,000	$135,000	$150,000
Remaining amount available under credit line	355,000	360,000	150,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Average balance of commercial paper outstanding during period (par value)	$297,901	$370,130
Daily-weighted average interest rate (annualized)	0.24%	2.05%
Maximum daily amount outstanding during period (par value)	$355,000	$482,000

The Company increased the commercial paper borrowings by $5 million since year-end reflecting timing of cash needs of the Parent Company. We had no difficulties in accessing the commercial paper market under this facility during the six months ended June 30, 2021 and 2020.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

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

As of June 30, 2021, the Parent Company had access to $545 million of liquid assets. On July 15, 2021, the Company used $300 million of these assets to call our 6.125% Junior subordinated debenture due in 2056. The remaining assets, plus additional excess cash flows during the second half of the year, are available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries due to adverse impacts of COVID-19 and other contingencies. Should the Parent Company have liquidity in excess of the amount needed to fund capital contributions to the insurance subsidiaries, the Parent will consider using a portion of such excess for additional share repurchases before the end of the year.

Consolidated Liquidity. Consolidated net cash inflows from operations were $702 million in the first six months of 2021, compared with $769 million in the same period of 2020. The decrease is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $109 million during the 2021 period. As previously noted under the caption Credit Facility, the Parent Company has in place a credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $510 million at June 30, 2021, compared with $203 million at December 31, 2020. In addition to these liquid assets, the entire $21.1 billion (fair value at June 30, 2021) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

GL Q2 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $2.0 billion at June 30, 2021 and $1.7 billion at December 31, 2020.

Selected Information about Debt Issues
As of June 30, 2021
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	05/27/1993	05/15/2023	7.875%	semiannual	$165,612	$165,083	$187,310
Senior notes(1)	09/24/2012	09/15/2022	3.800%	semiannual	150,000	149,581	155,873
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	550,000	544,639	643,418
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	395,565	395,184
Junior subordinated debentures(2)	05/17/2016	06/15/2056	6.125%	quarterly	300,000	290,688	313,320
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,388	129,895
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,172	339,430
Total long-term debt					2,015,612	1,986,116	2,164,430

Commercial paper					260,000	259,946	259,946
Total short-term debt					260,000	259,946	259,946

Total debt					$2,275,612	$2,246,062	$2,424,376
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)The $300 million of 6.125% Junior subordinated debentures were redeemed on July 15, 2021.

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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2021, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company concludes that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. As of December 31, 2020, our consolidated Company Action Level RBC ratio was 309%. In 2021, a proposal is expected to be adopted by the NAIC that would increase the risk based capital required to be held with respect to investments, commonly referred to as C-1 factors. These changes would increase the amount of capital required to maintain our consolidated target RBC ratio. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

GL Q2 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Shareholders' Equity: On May 3, 2021, the Parent Company announced that it had declared a quarterly dividend of $0.1975 per share. This dividend was paid on July 30, 2021.

Shareholders’ equity was $8.6 billion at June 30, 2021. This compares with $8.8 billion at December 31, 2020 and $7.8 billion at June 30, 2020. During the six months since December 31, 2020, shareholders’ equity decreased primarily due to $292 million of after-tax unrealized losses in the fixed-maturity portfolio as interest rates have increased over the period. In addition, shareholders' equity increased by net income of $378 million during the first six months of 2021, but was offset by share repurchases of $214 million and an additional $82 million in share purchases to counterbalance the dilution from stock option exercises.

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

GL Q2 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	June 30, 2021		December 31, 2020		June 30, 2020
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$21,101,780	$3,649,862	$21,213,509	$4,019,710	$19,661,182	$2,996,001
Deferred acquisition costs(2)	4,743,032	(5,188)	4,595,444	(5,955)	4,446,356	(6,723)
Total assets	29,580,057	3,644,674	29,046,731	4,013,755	27,534,180	2,989,278
Short-term debt	259,946	—	254,918	—	831,076	—
Long-term debt	1,986,116	—	1,667,886	—	1,272,104	—
Shareholders' equity	8,616,922	2,879,292	8,771,092	3,170,866	7,848,369	2,361,530

Book value per diluted share	83.59	27.93	83.19	30.07	73.26	22.05
Debt to capitalization(3)	20.7%	(7.5)%	18.0%	(7.6)%	21.1%	(6.6)%

Diluted shares outstanding	103,081		105,429		107,137
Actual shares outstanding	102,163		103,797		106,451

(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

GL Q2 2021 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2021.

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

As of the end of the fiscal period completed June 30, 2021, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the period ended June 30, 2021, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

GL Q2 2021 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Second Quarter of 2021

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2021	292,744	$101.18	292,744
May 1-31, 2021	529,606	105.02	529,606
June 1-30, 2021	775,035	100.16	775,035

On August 4, 2021, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

GL Q2 2021 FORM 10-Q

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

GL Q2 2021 FORM 10-Q

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBE LIFE INC.

Date: August 4, 2021	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 4, 2021	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 4, 2021	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

GL Q2 2021 FORM 10-Q