Form 10-Q
period 2021-09-30
GLOBE LIFE INC.
filed 2021-11-04
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 27, 2021
Common Stock, $1.00 Par Value	100,979,225

1
GL Q3 2021 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
2
GL Q3 2021 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2021—$17,622,028; 2020—$17,197,145, allowance for credit losses: 2021— $0; 2020— $3,346)	$21,160,866	$21,213,509
Policy loans	585,791	584,379
Other long-term investments (includes: 2021—$586,223; 2020—$385,038 under the fair value option)	733,177	546,981
Short-term investments	93,364	107,782
Total investments	22,573,198	22,452,651
Cash	96,325	94,847
Accrued investment income	264,257	248,991
Other receivables	485,475	474,180
Deferred acquisition costs	4,837,409	4,595,444
Goodwill	481,791	441,591
Other assets	758,123	739,027
Total assets	$29,496,578	$29,046,731
Liabilities:
Future policy benefits	$15,837,212	$15,243,536
Unearned and advance premium	64,900	61,728
Policy claims and other benefits payable	395,914	399,507
Other policyholders' funds	98,151	97,968
Total policy liabilities	16,396,177	15,802,739
Current and deferred income taxes	1,749,427	1,833,723
Short-term debt	393,593	254,918
Long-term debt (estimated fair value: 2021—$1,680,536; 2020—$1,871,754)	1,546,194	1,667,886
Other liabilities	803,036	716,373
Total liabilities	20,888,427	20,275,639
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2021 and 2020	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2021—113,218,183 issued; 2020—113,218,183 issued)	113,218	113,218
Additional paid-in-capital	533,683	527,435
Accumulated other comprehensive income (loss)	2,661,619	3,029,244
Retained earnings	6,353,261	5,874,109
Treasury stock, at cost: (2021—12,078,358 shares; 2020—9,420,699 shares)	(1,053,630)	(772,914)
Total shareholders' equity	8,608,151	8,771,092
Total liabilities and shareholders' equity	$29,496,578	$29,046,731

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Life premium	$728,924	$674,021	$2,165,213	$1,994,473
Health premium	299,143	287,795	888,902	850,877
Other premium	—	1	1	4
Total premium	1,028,067	961,817	3,054,116	2,845,354
Net investment income	238,975	231,432	713,103	691,991
Realized gains (losses)	10,475	1,501	47,286	(29,386)
Other income	321	292	1,004	1,021
Total revenue	1,277,838	1,195,042	3,815,509	3,508,980

Benefits and expenses:
Life policyholder benefits	516,196	459,231	1,532,298	1,340,746
Health policyholder benefits	187,906	184,237	564,589	546,444
Other policyholder benefits	7,303	7,508	21,848	22,571
Total policyholder benefits	711,405	650,976	2,118,735	1,909,761

Amortization of deferred acquisition costs	151,593	140,843	452,607	430,840
Commissions, premium taxes, and non-deferred acquisition costs	82,774	74,614	244,752	229,691
Other operating expense	80,385	75,397	240,750	226,693
Interest expense	20,886	21,674	63,833	65,295
Total benefits and expenses	1,047,043	963,504	3,120,677	2,862,280

Income before income taxes	230,795	231,538	694,832	646,700
Income tax benefit (expense)	(41,924)	(42,593)	(127,826)	(119,167)
Net income	$188,871	$188,945	$567,006	$527,533

Basic net income per common share	$1.86	$1.78	$5.53	$4.95

Diluted net income per common share	$1.84	$1.76	$5.46	$4.90

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$188,871	$188,945	$567,006	$527,533

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(95,906)	380,299	(453,917)	861,871
Other reclassification adjustments included in net income	(14,599)	11,838	(31,096)	37,060
Foreign exchange adjustment on fixed maturities recorded at fair value	(519)	1,250	4,141	(914)
Unrealized gains (losses) on fixed maturities	(111,024)	393,387	(480,872)	898,017

Unrealized gains (losses) on other investments	—	—	—	(13,260)
Total unrealized investment gains (losses)	(111,024)	393,387	(480,872)	884,757
Less applicable tax (expense) benefit	23,317	(82,612)	100,984	(185,800)
Unrealized gains (losses) on investments, net of tax	(87,707)	310,775	(379,888)	698,957

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	432	385	1,199	1,150
Less applicable tax (expense) benefit	(91)	(81)	(252)	(242)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	341	304	947	908

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(6,839)	5,522	(1,276)	(4,973)
Less applicable tax (expense) benefit	1,437	(1,158)	269	1,045
Foreign exchange translation adjustments, other than securities, net of tax	(5,402)	4,364	(1,007)	(3,928)

Pension:
Pension adjustments	5,198	4,156	15,598	12,471
Less applicable tax (expense) benefit	(1,090)	(873)	(3,275)	(2,619)
Pension adjustments, net of tax	4,108	3,283	12,323	9,852

Other comprehensive income (loss)	(88,660)	318,726	(367,625)	705,789
Comprehensive income (loss)	$100,211	$507,671	$199,381	$1,233,322

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$—	$113,218	$527,435	$3,029,244	$5,874,109	$(772,914)	$8,771,092
Comprehensive income (loss)	—	—	—	(1,004,729)	178,517	—	(826,212)
Common dividends declared ($0.1975 per share)	—	—	—	—	(20,435)	—	(20,435)
Acquisition of treasury stock	—	—	—	—	—	(132,720)	(132,720)
Stock-based compensation	—	—	(11,422)	—	1,168	18,142	7,888
Exercise of stock options	—	—	—	—	(12,807)	45,531	32,724
Balance at March 31, 2021	—	113,218	516,013	2,024,515	6,020,552	(841,961)	7,832,337
Comprehensive income (loss)	—	—	—	725,764	199,618	—	925,382
Common dividends declared ($0.1975 per share)	—	—	—	—	(20,171)	—	(20,171)
Acquisition of treasury stock	—	—	—	—	—	(162,864)	(162,864)
Stock-based compensation	—	—	8,634	—	—	—	8,634
Exercise of stock options	—	—	—	—	(14,033)	47,637	33,604
Balance at June 30, 2021	—	113,218	524,647	2,750,279	6,185,966	(957,188)	8,616,922
Comprehensive income (loss)	—	—	—	(88,660)	188,871	—	100,211
Common dividends declared ($0.1975 per share)	—	—	—	—	(19,981)	—	(19,981)
Acquisition of treasury stock	—	—	—	—	—	(97,796)	(97,796)
Stock-based compensation	—	—	9,036	—	(1,260)	—	7,776
Exercise of stock options	—	—	—	—	(335)	1,354	1,019
Balance at September 30, 2021	$—	$113,218	$533,683	$2,661,619	$6,353,261	$(1,053,630)	$8,608,151

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q3 2021 FORM 10-Q

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

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash provided from (used for) operating activities	$1,060,022	$1,078,616

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	91,795	52,681
Fixed maturities available for sale—matured or other redemptions	249,653	333,631
Other long-term investments	36,060	35,547
Total investments sold or matured	377,508	421,859
Acquisition of investments:
Fixed maturities—available for sale	(687,993)	(905,371)
Other long-term investments	(206,609)	(213,075)
Total investments acquired	(894,602)	(1,118,446)
Net (increase) decrease in policy loans	(1,412)	(5,719)
Net (increase) decrease in short-term investments	14,418	(225,594)
Additions to properties	(30,730)	(28,790)
Other investing activities	(59,200)	(7,099)
Investments in low-income housing interests	(35,236)	(28,669)
Cash provided from (used for) investing activities	(629,254)	(992,458)

Cash provided from (used for) financing activities:
Issuance of common stock	67,347	27,337
Cash dividends paid to shareholders	(60,068)	(58,503)
Repayment of debt	(300,000)	(386,875)
Proceeds from issuance of debt	325,000	700,000
Payment for debt issuance costs	(7,639)	(5,844)
Net borrowing (repayment) of commercial paper	(10,991)	(9,605)
Acquisition of treasury stock	(393,380)	(296,648)
Net receipts (payments) from deposit-type products	(48,276)	(56,858)
Cash provided from (used for) financing activities	(428,007)	(86,996)

Effect of foreign exchange rate changes on cash	(1,283)	5,006
Net increase (decrease) in cash	1,478	4,168
Cash at beginning of year	94,847	75,933
Cash at end of period	$96,325	$80,101

See accompanying Notes to Condensed Consolidated Financial Statements.

GL Q3 2021 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2021, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2021 and 2020. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 25, 2021.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Acquisition: On August 1, 2021 the Company acquired Beazley Benefits, a small unit of Beazley Insurance Company, Inc. for $59.2 million. This business will enhance our ability to reach the worksite market. In conjunction with this agreement, the Company also executed a 100% coinsurance agreement assuming the remaining inforce business produced by the unit, which included a $2.5 million ceding commission. The acquisition was accounted for under the purchase method of accounting as required by accounting guidance generally accepted in the United States of America. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The results of operations since the acquisition date have been consolidated.

Fair Value as of
August 1, 2021
Assets Acquired:
Trade name	$300
Value of Customer Relationships Acquired	5,200
Value of Distribution Acquired	11,000
Goodwill	40,200
56,700
Ceding commission	2,500
Total purchase price	$59,200

In accordance with the applicable guidance, the Company is finalizing the estimation of the fair value of the acquired assets and may do so up to one year. If any changes are deemed necessary to the preliminary estimates and possibly goodwill, the Company will make an opening balance sheet adjustment.

GL Q3 2021 FORM 10-Q

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

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2021	$2,883,391	$(4,098)	$27,697	$(156,711)	$2,750,279
Other comprehensive income (loss) before reclassifications, net of tax	(76,174)	341	(5,402)	—	(81,235)
Reclassifications, net of tax	(11,533)	—	—	4,108	(7,425)
Other comprehensive income (loss)	(87,707)	341	(5,402)	4,108	(88,660)
Balance at September 30, 2021	$2,795,684	$(3,757)	$22,295	$(152,603)	$2,661,619

	Three Months Ended September 30, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2020	$2,370,832	$(5,312)	$3,766	$(137,393)	$2,231,893
Other comprehensive income (loss) before reclassifications, net of tax	301,423	304	4,364	—	306,091
Reclassifications, net of tax	9,352	—	—	3,283	12,635
Other comprehensive income (loss)	310,775	304	4,364	3,283	318,726
Balance at September 30, 2020	$2,681,607	$(5,008)	$8,130	$(134,110)	$2,550,619

	Nine Months Ended September 30, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2021	$3,175,572	$(4,704)	$23,302	$(164,926)	$3,029,244
Other comprehensive income (loss) before reclassifications, net of tax	(355,322)	947	(1,007)	—	(355,382)
Reclassifications, net of tax	(24,566)	—	—	12,323	(12,243)
Other comprehensive income (loss)	(379,888)	947	(1,007)	12,323	(367,625)
Balance at September 30, 2021	$2,795,684	$(3,757)	$22,295	$(152,603)	$2,661,619

	Nine Months Ended September 30, 2020
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2020	$1,982,650	$(5,916)	$12,058	$(143,962)	$1,844,830
Other comprehensive income (loss) before reclassifications, net of tax	669,680	908	(3,928)	—	666,660
Reclassifications, net of tax	29,277	—	—	9,852	39,129
Other comprehensive income (loss)	698,957	908	(3,928)	9,852	705,789
Balance at September 30, 2020	$2,681,607	$(5,008)	$8,130	$(134,110)	$2,550,619

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statement of Operations
Component Line Item	2021	2020	2021	2020
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(16,269)	$10,276	$(35,925)	$32,133	Realized (gains) losses
Amortization of (discount) premium	1,670	1,562	4,829	4,927	Net investment income
Total before tax	(14,599)	11,838	(31,096)	37,060
Tax	3,066	(2,486)	6,530	(7,783)	Income taxes
Total after-tax	(11,533)	9,352	(24,566)	29,277
Pension adjustments:
Amortization of prior service cost	158	158	474	474	Other operating expense
Amortization of actuarial (gain) loss	5,040	3,998	15,124	11,997	Other operating expense
Total before tax	5,198	4,156	15,598	12,471
Tax	(1,090)	(873)	(3,275)	(2,619)	Income taxes
Total after-tax	4,108	3,283	12,323	9,852
Total reclassification (after-tax)	$(7,425)	$12,635	$(12,243)	$39,129

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at September 30, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector".

	At September 30, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$380,193	$—	$65,063	$(140)	$445,116	2
States, municipalities, and political subdivisions	2,068,436	—	220,945	(8,433)	2,280,948	11
Foreign governments	61,476	—	1,363	(4,382)	58,457	—
Corporates, by sector:
Financial	4,563,734	—	927,421	(12,474)	5,478,681	26
Utilities	1,935,489	—	509,282	(988)	2,443,783	12
Energy	1,603,163	—	364,899	(2,131)	1,965,931	9
Other corporate sectors	6,867,918	—	1,462,369	(15,339)	8,314,948	39
Total corporates	14,970,304	—	3,263,971	(30,932)	18,203,343	86
Collateralized debt obligations	36,088	—	27,073	—	63,161	—
Other asset-backed securities	105,531	—	5,046	(736)	109,841	1
Total fixed maturities	$17,622,028	$—	$3,583,461	$(44,623)	$21,160,866	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL Q3 2021 FORM 10-Q

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2021 is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At September 30, 2021
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$104,924	$106,663
Due after one year through five years	845,481	938,870
Due after five years through ten years	1,806,609	2,160,941
Due after ten years through twenty years	6,583,636	8,359,748
Due after twenty years	8,139,586	9,421,456
Mortgage-backed and asset-backed securities	141,792	173,188
	$17,622,028	$21,160,866

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: "Net investment income" for the three and nine month periods ended September 30, 2021 and 2020 is summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Fixed maturities available for sale	$223,287	$217,900	2	$668,284	$652,583	2
Policy loans	11,376	11,241	1	33,968	33,572	1
Other long-term investments(1)	9,390	6,925	36	26,432	18,694	41
Short-term investments	10	88	(89)	20	529	(96)
	244,063	236,154	3	728,704	705,378	3
Less investment expense	(5,088)	(4,722)	8	(15,601)	(13,387)	17
Net investment income	$238,975	$231,432	3	$713,103	$691,991	3
(1)For the three months ended September 30, 2021 and 2020, the investment funds, accounted for under the fair value option method, recorded $7.1 million and $4.0 million of distributions, respectively in net investment income. For the nine months ended September 30, 2021 and 2020, the investment funds, accounted for under the fair value option method, recorded $19.4 million and $10.5 million of distributions, respectively in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturities available for sale:
Proceeds from sales(1)	$17,085	$661	$91,795	$52,681
Gross realized gains	304	—	1,438	2,642
Gross realized losses	—	(38,782)	(12,101)	(39,153)
(1)There were no unsettled sales in the periods ended September 30, 2021 and 2020.

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$16,269	$(38,608)	$32,578	$(27,746)
Provision for credit losses	—	28,332	3,346	(4,387)
Fair value option—change in fair value	1,585	12,053	14,013	(6,798)
Other investments	1,935	358	6,663	10,179
Realized gains (losses) from investments	19,789	2,135	56,600	(28,752)
Realized loss on redemption of debt	(9,314)	(634)	(9,314)	(634)
	10,475	1,501	47,286	(29,386)
Applicable tax	(2,200)	463	(9,930)	6,949
Realized gains (losses), net of tax	$8,275	$1,964	$37,356	$(22,437)
(1)During the three months ended September 30, 2021 and 2020, the Company recorded $0 and $65.8 million of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $0, respectively in realized gains (losses). During the nine months ended September 30, 2021 and 2020, the Company recorded $108.3 million and $152.1 million of exchanges of fixed maturities (noncash transactions) that resulted in $25.2 million and $7.9 million, respectively in realized gains (losses).

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at September 30, 2021 and December 31, 2020:

	Fair Value Measurement at September 30, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$445,116	$—	$445,116
States, municipalities, and political subdivisions	—	2,280,948	—	2,280,948
Foreign governments	—	58,457	—	58,457
Corporates, by sector:
Financial	—	5,306,960	171,721	5,478,681
Utilities	—	2,288,585	155,198	2,443,783
Energy	—	1,952,029	13,902	1,965,931
Other corporate sectors	—	8,001,599	313,349	8,314,948
Total corporates	—	17,549,173	654,170	18,203,343
Collateralized debt obligations	—	—	63,161	63,161
Other asset-backed securities	—	109,841	—	109,841
Total fixed maturities	$—	$20,443,535	$717,331	$21,160,866
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$467,831	$—	$467,831
States, municipalities, and political subdivisions	—	2,131,583	—	2,131,583
Foreign governments	—	54,650	—	54,650
Corporates, by sector:
Financial	—	5,222,066	174,729	5,396,795
Utilities	—	2,400,602	183,345	2,583,947
Energy	—	1,925,549	38,189	1,963,738
Other corporate sectors	—	8,090,550	318,242	8,408,792
Total corporates	—	17,638,767	714,505	18,353,272
Collateralized debt obligations	—	—	71,598	71,598
Other asset-backed securities	—	121,705	12,870	134,575
Total fixed maturities	$—	$20,414,536	$798,973	$21,213,509
Percentage of total	—%	96%	4%	100%

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2021	$12,870	$71,598	$714,505	$798,973
Included in realized gains / losses	(82)	(6,787)	2,733	(4,136)
Included in other comprehensive income	63	12,482	(15,346)	(2,801)
Acquisitions	—	—	25,000	25,000
Sales	(12,851)	(13,213)	—	(26,064)
Amortization	—	3,388	8	3,396
Other(1)	—	(4,307)	(72,730)	(77,037)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at September 30, 2021	$—	$63,161	$654,170	$717,331
Percent of total fixed maturities	—%	—%	3%	3%
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

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains or (losses) for the period included in other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains (Losses) included in Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At September 30, 2021	$63	$12,482	$(15,346)	$(2,801)
At September 30, 2020	(318)	(5,220)	11,324	5,786

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of September 30, 2021	242	29	271
As of December 31, 2020	54	24	78

Globe Life's entire fixed maturity portfolio consisted of 1,981 issues by 813 different issuers at September 30, 2021 and 1,900 issues by 777 different issuers at December 31, 2020. The weighted-average quality rating of all unrealized loss positions at amortized cost was A and BBB- as of September 30, 2021 and December 31, 2020, respectively.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table discloses unrealized investment losses by class and major sector of fixed maturities available for sale for which an allowance for credit losses has not been recorded at September 30, 2021.

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

Analysis of Gross Unrealized Investment Losses

	At September 30, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$2,033	$(37)	$1,960	$(103)	$3,993	$(140)
States, municipalities and political subdivisions	324,878	(8,330)	1,623	(103)	326,501	(8,433)
Foreign governments	20,088	(2,114)	11,017	(2,268)	31,105	(4,382)
Corporates, by sector:
Financial	154,075	(3,836)	32,692	(1,972)	186,767	(5,808)
Utilities	21,841	(736)	2,511	(252)	24,352	(988)
Energy	86,710	(911)	—	—	86,710	(911)
Other corporate sectors	172,274	(6,871)	17,555	(2,661)	189,829	(9,532)
Total corporates	434,900	(12,354)	52,758	(4,885)	487,658	(17,239)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—	—
Total investment grade securities	781,899	(22,835)	67,358	(7,359)	849,257	(30,194)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	5,479	(4)	55,878	(6,662)	61,357	(6,666)
Utilities	—	—	—	—	—	—
Energy	—	—	26,869	(1,220)	26,869	(1,220)
Other corporate sectors	—	—	26,890	(5,807)	26,890	(5,807)
Total corporates	5,479	(4)	109,637	(13,689)	115,116	(13,693)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	12,882	(736)	12,882	(736)
Total below investment grade securities	5,479	(4)	122,519	(14,425)	127,998	(14,429)
Total fixed maturities	$787,378	$(22,839)	$189,877	$(21,784)	$977,255	$(44,623)

GL Q3 2021 FORM 10-Q

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

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance for credit losses beginning balance	$—	$32,719	$3,346	$—
Additions to allowance for which credit losses were not previously recorded	—	4,387	—	37,106
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	(32,719)	(3,346)	(32,719)
Allowance for credit losses ending balance	$—	$4,387	$—	$4,387

As of September 30, 2021 and December 31, 2020, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	September 30, 2021	December 31, 2020
Investment funds	$586,223	$385,038
Commercial mortgage loan participations	137,072	160,602
Other	9,882	1,341
Total	$733,177	$546,981

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

The Company did not commit to any new investment funds during the quarter. The Company had $56 million of capital called during the quarter from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $357 million as of September 30, 2021.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The following table presents additional information about the Company's investment funds as of September 30, 2021 and December 31, 2020 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	September 30, 2021	December 31, 2020	September 30, 2021	Redemption Term/Notice
Commercial mortgage loans	$397,723	$227,050	$124,913	Portion non-redeemable and fully redeemable after 6 month period, subject to fund liquidity/discretion of General Partner. Expected life is 7 years for non-redeemable fund.
Opportunistic credit	170,117	157,461	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Other	18,383	527	232,100	Fully redeemable with varying terms and non-redeemable.
Total investment funds	$586,223	$385,038	$357,013

Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$54,042	39	$49,002	31
Office	9,137	7	36,153	22
Hospitality	22,550	17	22,605	14
Retail	19,754	14	19,319	12
Industrial	17,900	13	17,900	11
Multi-family	14,873	11	19,128	12
Total recorded investment	138,256	101	164,107	102
Less allowance for credit losses	(1,184)	(1)	(3,505)	(2)
Carrying value, net of allowance for credit losses	$137,072	100	$160,602	100

	September 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$64,519	47	$61,610	38
Virginia	—	—	27,019	17
New York	18,111	13	16,602	10
Pennsylvania	11,672	9	11,314	7
Indiana	9,717	7	9,717	6
Florida	8,182	6	12,420	8
Other	26,055	19	25,425	16
Total recorded investment	138,256	101	164,107	102
Less allowance for credit losses	(1,184)	(1)	(3,505)	(2)
Carrying value, net of allowance for credit losses	$137,072	100	$160,602	100

GL Q3 2021 FORM 10-Q

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

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of September 30, 2021
Risk Rating:	Number of Loans	2021	2020	2019	2018	2017	Total
Low	14	$—	$22,473	$11,345	$32,958	$35,209	$101,985
Moderate	6	—	—	16,517	8,182	—	24,699
High	2	—	—	4,575	6,997	—	11,572
Total commercial mortgage loans	22	$—	$22,473	$32,437	$48,137	$35,209	138,256
Less allowance for credit losses on the investment pool							(1,184)
Less allowance for credit losses on individual loans							—
Carrying value, net of valuation allowance							$137,072

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of December 31, 2020
Risk Rating:	Number of Loans	2020	2019	2018	2017	Total
Low	17	$20,176	$14,757	$33,132	$61,460	$129,525
Moderate	4	—	10,640	7,796	—	18,436
High	3	—	4,554	11,592	—	16,146
Total commercial mortgage loans	24	$20,176	$29,951	$52,520	$61,460	164,107
Less allowance for credit losses on the investment pool						(2,503)
Less allowance for credit losses on individual loans						(1,002)
Carrying value, net of valuation allowance						$160,602
As of September 30, 2021, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 22 loans in the portfolio. For the nine months ended September 30, 2021, the allowance for credit losses decreased by $2.3 million to $1.2 million. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance for credit losses beginning balance	$1,639	$3,838	$3,505	$—
Cumulative effect of adoption ASU 2016-13	—	—	—	335
Provision (reversal) for credit losses	(455)	(119)	(2,321)	3,384
Loans charge-off	—	—	—	—
Allowance for credit losses ending balance	$1,184	$3,719	$1,184	$3,719

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
There were no delinquent commercial mortgage loans as of September 30, 2021, compared with one delinquent commercial mortgage at December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had one commercial mortgage loan in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $34 million as of September 30, 2021.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. As of September 30, 2021 and December 31, 2020, the outstanding balance was $135 million.

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

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	September 30, 2021	December 31, 2020

Balance at beginning of period	$162,261	$163,808
Incurred related to:
Current year	480,487	584,936
Prior year	(20,961)	(14,829)
Total incurred	459,526	570,107
Paid related to:
Current year	339,773	442,127
Prior year	116,374	129,527
Total paid	456,147	571,654
Balance at end of period	$165,640	$162,261
Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	September 30, 2021	December 31, 2020

Policy claims and other benefits payable:
Life insurance	$230,274	$237,246
Health insurance	165,640	162,261
Total	$395,914	$399,507

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 7—Postretirement Benefits

Globe Life has qualified noncontributory defined benefit pension plans (Pension Plans) and contributory savings plans that cover substantially all employees. There is also a nonqualified noncontributory supplemental executive retirement plan (SERP) that covers a limited number of officers. The tables included herein will focus on the Pension Plans and SERP.

Pension Assets: The following table presents the assets of the Company's Pension Plans at September 30, 2021 and December 31, 2020.

Pension Assets by Component at September 30, 2021

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$53,927	$—	$53,927	9
Utilities	—	44,135	—	44,135	8
Energy	—	22,945	—	22,945	4
Other corporates	—	89,212	—	89,212	16
Total corporate bonds	—	210,219	—	210,219	37
Exchange traded fund(1)	283,277	—	—	283,277	49
Other bonds	—	244	—	244	—
Guaranteed annuity contract(2)	—	34,910	—	34,910	6
Short-term investments	9,605	—	—	9,605	2
Other	16,214	—	—	16,214	3
	$309,096	$245,373	$—	554,469	97
Other long-term investments(3)				14,455	3
Total pension assets				$568,924	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns less than 1% of the investment fund. As of September 30, 2021, the expected term of the investment fund is approximately 3 years and the commitment of the investment is fully funded. The investment is non-redeemable.

GL Q3 2021 FORM 10-Q

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

SERP: The following table includes information regarding the SERP.

	Nine Months Ended September 30,
	2021	2020
Premiums paid for insurance coverage	$2,193	$2,480

	September 30, 2021	December 31, 2020
Total investments:
Company owned life insurance	$54,380	$51,361
Exchange traded funds	82,000	75,390
	$136,380	$126,751

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Pension Plans	$705,371	$667,753
SERP	96,179	95,560
Pension benefit obligation	$801,550	$763,313

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the Pension Plans and SERP by expense components for the three and nine months ended September 30, 2021 and 2020.

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$7,919	$6,116	$23,755	$18,347
Interest cost	5,467	5,653	16,403	16,951
Expected return on assets	(8,083)	(7,390)	(24,249)	(22,171)
Amortization:
Prior service cost	158	158	474	474
Actuarial (gain) loss	4,984	3,921	14,953	11,770
Net periodic benefit cost	$10,445	$8,458	$31,336	$25,371

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	101,498,408	106,146,809	102,618,327	106,622,704
Weighted average dilutive options outstanding	882,609	906,302	1,171,159	1,082,474
Diluted weighted average shares outstanding	102,381,017	107,053,111	103,789,486	107,705,178

Antidilutive shares	2,601,499	4,007,482	2,349,321	2,415,182

Antidilutive shares are excluded from the calculation of diluted earnings per share.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
Note 9—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				September 30, 2021				December 31, 2020
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$165,612	$(463)	$165,149	$184,414	$164,954
Senior notes(1)	9/24/2012	9/15/2022	3.800%	150,000	(334)	149,666	154,767	149,414
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(5,206)	544,794	637,719	544,328
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(4,328)	395,672	396,944	395,157
Junior subordinated debentures(2)	—	—	—	—	—	—	—	290,652
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,608)	123,392	130,349	123,381
Junior subordinated debentures	6/14/2021	6/15/2061	4.250%	325,000	(7,813)	317,187	331,110	—
				1,715,612	(19,752)	1,695,860	1,835,303	1,667,886
Less current maturity of long-term debt(1)				150,000	(334)	149,666	154,767	—
Total long-term debt				1,565,612	(19,418)	1,546,194	1,680,536	1,667,886

Current maturity of long-term debt(1)				150,000	(334)	149,666	154,767	—
Commercial paper				244,000	(73)	243,927	243,927	254,918
Total short-term debt				394,000	(407)	393,593	398,694	254,918

Total debt				$1,959,612	$(19,825)	$1,939,787	$2,079,230	$1,922,804
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)The $300 million of 6.125% Junior subordinated debentures were redeemed on July 15, 2021.

The commercial paper has the highest priority of all the debt, followed by senior notes then junior subordinated debentures. The Senior Notes due 2023 are noncallable, the remaining senior notes are callable under a make-whole provision, and the junior subordinated debentures are subject to optional redemption five years from issuance. Interest on the 4.25% junior subordinated debentures is payable quarterly while all other long-term debt is payable semi-annually.

Long-term debt: On June 14, 2021, Globe Life completed the issuance and sale of $325 million in aggregate principal amount of 4.25% unsecured Junior Subordinated Debentures due June 15, 2061. The net proceeds from the sale of the Junior Subordinated Debentures were $317 million and were used to redeem the $300 million 6.125% Junior Subordinated Debentures due 2056 plus accrued interest of $1.5 million on July 15, 2021 as well as for general corporate purposes.

Credit facility: On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020, which provides for a $750 million revolving credit facility that may be increased to $1 billion. The amended credit facility matures September 30, 2026 and may be extended up to two one-year periods upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)
The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $750 million, less any letters of credit issued. Interest is charged at variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of September 30, 2021, the Company was in full compliance with these covenants.

Federal Home Loan Bank (FHLB) funding: In July 2021, three of our insurance subsidiaries became members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB stock and Globe Life owns $6 million as of the end of the quarter. The stock is restricted for the duration of the membership and recorded at par as required by applicable guidance. The capital stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets. As of September 30, 2021, there were no borrowings with the FHLB.

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

Premium Income by Distribution Channel

	Three Months Ended September 30, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$356,456	49	$29,070	10	$—	—	$385,526	37
Direct to Consumer	240,578	33	18,192	6	—	—	258,770	25
Liberty National	78,528	11	46,716	16	—	—	125,244	12
United American	2,199	—	118,240	39	—	—	120,439	12
Family Heritage	1,286	—	86,925	29	—	—	88,211	9
Other	49,877	7	—	—	—	—	49,877	5
	$728,924	100	$299,143	100	$—	—	$1,028,067	100

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$318,917	47	$27,029	9	$—	—	$345,946	36
Direct to Consumer	227,734	34	19,017	7	—	—	246,751	26
Liberty National	73,815	11	47,199	16	—	—	121,014	13
United American	2,402	—	114,325	40	1	100	116,728	12
Family Heritage	1,081	—	80,225	28	—	—	81,306	8
Other	50,072	8	—	—	—	—	50,072	5
	$674,021	100	$287,795	100	$1	100	$961,817	100

Premium Income by Distribution Channel

	Nine Months Ended September 30, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,039,047	48	$85,210	10	$—	—	$1,124,257	37
Direct to Consumer	734,046	34	56,002	6	—	—	790,048	26
Liberty National	232,118	11	140,874	16	—	—	372,992	12
United American	6,737	—	351,544	39	1	100	358,282	12
Family Heritage	3,630	—	255,272	29	—	—	258,902	8
Other	149,635	7	—	—	—	—	149,635	5
	$2,165,213	100	$888,902	100	$1	100	$3,054,116	100

	Nine Months Ended September 30, 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$930,444	47	$78,310	9	$—	—	$1,008,754	36
Direct to Consumer	682,978	34	57,873	7	—	—	740,851	26
Liberty National	220,009	11	142,230	17	—	—	362,239	13
United American	7,373	—	337,269	39	4	100	344,646	12
Family Heritage	3,144	—	235,195	28	—	—	238,339	8
Other	150,525	8	—	—	—	—	150,525	5
	$1,994,473	100	$850,877	100	$4	100	$2,845,354	100

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

GL Q3 2021 FORM 10-Q

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

Globe Life holds a sizable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations for its insurance products. From time to time, investments are sold or called, or experience a credit loss event, each of which is reflected by the Company as realized gain (loss)—investments. These gains or losses generally occur as a result of disposition due to issuer calls, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

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

GL Q3 2021 FORM 10-Q

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

	Three Months Ended September 30, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$728,924	$299,143	$—	$—	$—	$—		$1,028,067
Net investment income	—	—	—	238,975	—	—		238,975
Other income	—	—	—	—	321	—		321
Total revenue	728,924	299,143	—	238,975	321	—		1,267,363
Expenses:
Policy benefits	516,196	187,906	7,303	—	—	—		711,405
Required interest on reserves	(185,295)	(25,859)	(10,034)	221,188	—	—		—
Required interest on DAC	55,066	7,203	64	(62,333)	—	—		—
Amortization of acquisition costs	122,311	28,799	483	—	—	—		151,593
Commissions, premium taxes, and non-deferred acquisition costs	58,652	24,116	6	—	—	—		82,774
Insurance administrative expense(1)	—	—	—	—	68,036	—		68,036
Parent expense	—	—	—	—	2,176	2,397	(2)	4,573
Stock-based compensation expense	—	—	—	—	7,776	—		7,776
Interest expense	—	—	—	20,886	—	—		20,886
Total expenses	566,930	222,165	(2,178)	179,741	77,988	2,397		1,047,043
Subtotal	161,994	76,978	2,178	59,234	(77,667)	(2,397)		220,320
Non-operating items	—	—	—	—	—	2,397	(2)	2,397
Measure of segment profitability (pretax)	$161,994	$76,978	$2,178	$59,234	$(77,667)	$—		222,717

Realized gain (loss)—investments								19,789
Realized loss—redemption of debt(3)								(9,314)
Non-operating expenses								(2,397)
Income before income taxes per Condensed Consolidated Statements of Operations								$230,795
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.
(3)In July, 2021, the Company redeemed the $300 million 6.125% junior subordinated notes due 2056 and realized a loss of $9.3 million. Refer to Note 9—Debt for further discussion.

GL Q3 2021 FORM 10-Q

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

GL Q3 2021 FORM 10-Q

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

	Nine Months Ended September 30, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,165,213	$888,902	$1	$—	$—	$—		$3,054,116
Net investment income	—	—	—	713,103	—	—		713,103
Other income	—	—	—	—	1,004	—		1,004
Total revenue	2,165,213	888,902	1	713,103	1,004	—		3,768,223
Expenses:
Policy benefits	1,532,298	564,589	21,848	—	—	—		2,118,735
Required interest on reserves	(547,715)	(76,288)	(30,055)	654,058	—	—		—
Required interest on DAC	163,083	21,242	200	(184,525)	—	—		—
Amortization of acquisition costs	366,022	85,138	1,447	—	—	—		452,607
Commissions, premium taxes, and non-deferred acquisition costs	174,130	70,602	20	—	—	—		244,752
Insurance administrative expense(1)	—	—	—	—	201,715	5,089	(2)	206,804
Parent expense	—	—	—	—	7,251	2,397	(3)	9,648
Stock-based compensation expense	—	—	—	—	24,298	—		24,298
Interest expense	—	—	—	63,833	—	—		63,833
Total expenses	1,687,818	665,283	(6,540)	533,366	233,264	7,486		3,120,677
Subtotal	477,395	223,619	6,541	179,737	(232,260)	(7,486)		647,546
Non-operating items	—	—	—	—	—	7,486	(2,3)	7,486
Measure of segment profitability (pretax)	$477,395	$223,619	$6,541	$179,737	$(232,260)	$—		655,032

Realized gain (loss)—investments								56,600
Realized loss—redemption of debt(3)								(9,314)
Legal proceedings								(5,089)
Non-operating expenses								(2,397)
Income before income taxes per Condensed Consolidated Statements of Operations								$694,832
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.
(3)Non-operating expenses.
(4)In July, 2021, the Company redeemed the $300 million 6.125% junior subordinated notes due 2056 and realized a loss of $9.3 million. Refer to Note 9—Debt for further discussion.

GL Q3 2021 FORM 10-Q

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

GL Q3 2021 FORM 10-Q

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

GL Q3 2021 FORM 10-Q

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

GL Q3 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2021 with 2020.
•Net income as a return on equity (ROE) for the nine months ended September 30, 2021 was 8.9% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 12.5%.
•Total premium increased 7% over the same period in the prior year. Life premium increased 9% for the period from $2.0 billion in 2020 to $2.2 billion in 2021. Life underwriting margin declined 7% from $511 million in 2020 to $477 million in 2021.
•Net investment income increased 3% over the same period in the prior year. Excess investment income declined 2% below the prior year.
•Total net sales increased 9% over the same period in the prior year from $473 million to $518 million.
•Book value per share increased 9% over the same period in the prior year from $77.60 to $84.52. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 9% over the prior year from $52.39 to $57.11.
•The Company incurred $82 million of COVID-19 net life claims (net of reserves released upon death) for the nine months ended September 30, 2021 compared with $40 million during the same period last year.
•For the nine months ended September 30, 2021, the Company repurchased 3.2 million shares of Globe Life Inc. common stock at a total cost of $310 million for an average share price of $97.17.
The following graphs represent net income and net operating income for the nine months ended September 30, 2021 and 2020.

Net Income
(Dollar amounts in thousands)
$750,000
$500,000
$250,000
$0
$527,533
$567,006
2020
2021

Net Operating Income
(Dollar amounts in thousands)
$750,000
$500,000
$250,000
$0
$553,373
$535,564
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
(1) Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities, net of tax is $2.8 billion and $2.7 billion for the nine months ended September 30, 2021 and 2020, respectively.

Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available for sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $27.41 and $25.21 for nine months ended September 30, 2021 and 2020, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL Q3 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income increased 7% to $567 million during the nine months ended September 30, 2021, compared with $528 million in the same period in 2020. This increase was primarily attributed to $45 million of after tax realized gains on investments in the current period, as compared to $22 million of after tax realized losses on investments in the year-ago period. See further discussion under the caption Investments. The increase in after tax realized gains was partially offset by lower life underwriting results due to higher COVID-19 net life claims. On a diluted per common share basis, net income per common share for the nine months ended September 30, 2021 increased 11% from $4.90 to $5.46.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net operating income declined 3% to $536 million for the nine months ended September 30, 2021, compared with $553 million for the same period in 2020 primarily due to COVID-19 net life claims. On a diluted per common share basis, net operating income per common share for the nine months ended September 30, 2021 increased from $5.14 to $5.16.

Despite headwinds with COVID-19, the Company continues to see positive signs in its core operations, including strong sales, favorable persistency and a strong ROE, excluding net unrealized gains on the fixed maturity portfolio.

COVID-19. For the nine months ended September 30, 2021, the Company incurred $82 million of COVID-19 net life claims of which $33 million were incurred in the third quarter. The third quarter COVID-19 net life claims were higher than anticipated primarily due to the impact of the Delta variant, which resulted in higher infection rates and death totals than forecasted. Per the Centers for Disease Control and Prevention (CDC), there were approximately 95,000 U.S. COVID-19 deaths in the third quarter. Compared to prior quarters, the COVID-19 deaths were concentrated in geographies and younger age groups where the Company has greater risk exposure. As such, the Company’s level of COVID-19 net life claims increased in the quarter to approximately $3.5 million per 10,000 U.S. deaths, up from an average of approximately $2 million per 10,000 U.S. deaths incurred in prior periods. While changes in the average age of deaths from COVID-19 and the geographies where these deaths occur will affect this ratio, we anticipate this level of losses per U.S. deaths to continue through the fourth quarter and be in the range of $3 million to $4 million per 10,000 U.S. deaths in 2022.

For the full year and at the mid-point of our guidance, we estimate COVID-19 net life claims will be between $110 million to $125 million based on an estimate of approximately 75,000 to 125,000 U.S. COVID-19 deaths in the fourth quarter. This estimate of U.S. deaths is based on various third-party models. The projected life claims are dependent on this estimate and many other variables, including, but not limited to, the timing and availability of effective treatments for the disease, vaccination rates, and effectiveness of vaccines, impact from potential variants, and the actual ages and geographic areas in which infections and deaths occur.

GL Q3 2021 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020	Change	%
Life insurance underwriting margin	$477,395	$511,205	$(33,810)	(7)
Health insurance underwriting margin	223,619	200,565	23,054	11
Annuity underwriting margin	6,541	6,788	(247)	(4)
Excess investment income	179,737	183,200	(3,463)	(2)
Other insurance:
Other income	1,004	1,021	(17)	(2)
Administrative expense	(201,715)	(188,194)	(13,521)	7
Corporate and other	(31,549)	(34,191)	2,642	(8)
Pre-tax total	655,032	680,394	(25,362)	(4)
Applicable taxes	(119,468)	(127,021)	7,553	(6)
Net operating income	535,564	553,373	(17,809)	(3)
Reconciling items, net of tax:
Realized gain (loss)—investments	44,714	(21,936)	66,650
Realized loss—redemption of debt	(7,358)	(501)	(6,857)
Non-operating expenses	(1,894)	(816)	(1,078)
Legal proceedings	(4,020)	(2,587)	(1,433)
Net income	$567,006	$527,533	$39,473	7

GL Q3 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2021, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the nine months ended September 30, 2021.

Total premium income rose 7% for the nine months ended September 30, 2021 to $3.1 billion. Total net sales increased 9% to $518 million, when compared with the same period in 2020. Total first-year collected premium (defined in the following section) was $435 million for the 2021 period, compared with $405 million for the 2020 period.

Life insurance premium income increased 9% to $2.2 billion over the prior year total of $2.0 billion. Life net sales rose 11% to $392 million for the first nine months of 2021. First-year collected life premium rose 16% to $318 million. Life underwriting margins, as a percent of premium, declined to 22% in 2021 from 26% in the prior year. Underwriting margin declined to $477 million for the nine months ended September 30, 2021, 7% below the same period in 2020. The decline in the life underwriting margin is primarily due to an estimated $82 million of COVID-19 net life claims incurred during the first nine months of 2021 versus $40 million during the same period in 2020.

Health insurance premium income increased 4% to $889 million over the prior year total of $851 million. Health net sales rose 4% to $125 million for the first nine months of 2021. First-year collected health premium fell 11% to $118 million. Health underwriting margins, as a percent of premium, increased to 25% in 2021 compared with 24% in 2020. Health underwriting margin increased to $224 million for the first nine months of 2021, 11% over the same period in 2020.

Excess investment income, the measure of profitability of our investment segment, declined 2% during 2021 to $180 million from $183 million in the same period in 2020. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 2% to $1.73 from $1.70 when compared with the same period in 2020.

Insurance administrative expenses increased 7% in 2021 when compared with the prior year period. These expenses were 6.6% as a percent of premium during the first nine months of 2021 and 2020.

For the nine months ended September 30, 2021, the Company repurchased 3.2 million Globe Life Inc. shares at a total cost of $310 million for an average share price of $97.17.

GL Q3 2021 FORM 10-Q

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

GL Q3 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2021, life premium represented 71% of total premium and life underwriting margin represented 67% of the total. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2021		2020
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$2,165,213	100	$1,994,473	100	$170,740	9

Policy obligations	1,532,298	71	1,340,746	67	191,552	14
Required interest on reserves	(547,715)	(25)	(520,207)	(26)	(27,508)	5
Net policy obligations	984,583	46	820,539	41	164,044	20
Commissions, premium taxes, and non-deferred acquisition expenses	174,130	8	159,369	8	14,761	9
Amortization of acquisition costs	529,105	24	503,360	25	25,745	5
Total expense	1,687,818	78	1,483,268	74	204,550	14
Insurance underwriting margin	$477,395	22	$511,205	26	$(33,810)	(7)

The lower life insurance underwriting margins for the nine months ended September 30, 2021 are primarily attributed to the increase in COVID-19 net life claims in the current year. The Company incurred $82 million for the nine months ended September 30, 2021, compared with $40 million at the same time in the prior year.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$1,039,047	48	$930,444	47	$108,603	12
Direct to Consumer	734,046	34	682,978	34	51,068	7
Liberty National	232,118	11	220,009	11	12,109	6
Other	160,002	7	161,042	8	(1,040)	(1)
Total	$2,165,213	100	$1,994,473	100	$170,740	9

Annualized life premium in force was $2.91 billion at September 30, 2021, an increase of 7% over $2.72 billion a year earlier.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$216,505	55	$182,091	52	$34,414	19
Direct to Consumer	115,041	29	126,196	36	(11,155)	(9)
Liberty National	52,357	14	36,866	10	15,491	42
Other	8,361	2	7,688	2	673	9
Total	$392,264	100	$352,841	100	$39,423	11

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$186,143	59	$157,178	57	$28,965	18
Direct to Consumer	87,135	27	76,193	28	10,942	14
Liberty National	36,984	12	31,953	12	5,031	16
Other	7,262	2	7,817	3	(555)	(7)
Total	$317,524	100	$273,141	100	$44,383	16

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 48% of the Company's September 30, 2021 total. Net sales increased 19% to $217 million during the first nine months of 2021 compared with $182 million in 2020 for the same period. The underwriting margin, as a percent of premium, was 31% for the nine months ended September 30, 2021, down from 32% in the year-ago period. The lower underwriting margin was primarily due to higher policy obligations as a result of the pandemic including higher policy obligations due to lower policy lapses.

This division incurred $19 million in COVID-19 net life claims, representing approximately 2% of premium, for the nine months ended September 30, 2021 compared with $11 million in COVID-19 net life claims during the year-ago period. The underwriting margin as a percent of premium, at the mid-point of our full year 2021 guidance, is expected to slightly decrease from prior year as result of higher policy obligations due to the pandemic.

This division is anticipating an increase in net sales for the full year 2021 as compared with 2020. Sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the American Income Life Division. The average producing agent count is based on the actual count at the end of each week during the year. While the average producing agent count for the nine months ended September 30, 2021 is up substantially from the same period in the prior year, we believe this growth will moderate going forward. Over the past quarter, the agency saw lower new agent recruiting as many new work opportunities became available in this current economy. With the attractiveness of selling products virtually, we believe we will see an increase in agent counts even as COVID-19 moderates.

	At September 30,		Change
	2021	2020	Amount	%
American Income	10,118	8,437	1,681	20

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a customer relationship management (CRM) tool for the agency force. This tool is designed to drive productivity in lead distribution, conservation of business, manager dash boards and new agent recruiting. Additionally, this division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training and sales activity. Over the past year and through the pandemic, the agents have shifted to primarily a virtual experience with the customers and have generated 80-85% of its sales through virtual presentations. We find this flexibility to be enticing for new recruits as well as a driver of sustainability for our agency force.

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

DTC net sales declined 9% to $115 million for the nine months ended September 30, 2021 compared with $126 million for the same period in the prior year, primarily due to the record high net life sales in the prior year at the onset of the pandemic. While we expect continued strong sales due to the heightened awareness as to the benefits of life insurance, we anticipate sales levels over the remainder of 2021 will be lower than the same period in 2020. The lower sales for the nine months ended September 30, 2021 compared with the same period in 2020 are reflective of record high sales during 2020 due to unprecedented demand and lower response rates in 2021. Despite the lower sales in 2021 compared with 2020, we still expect our full year sales to be approximately 19% over 2019 levels. We expect favorable persistency to continue over the remainder of this year, leading to higher premiums.

DTC incurred $42 million of COVID-19 net life claims, representing approximately 6% of premium, for the nine months ended September 30, 2021 compared with $22 million for the same period in 2020. DTC’s underwriting margin, as a percent of premium, was 8% for the nine months ended September 30, 2021, which was lower than the 15% result during the same period in 2020 primarily due to higher COVID-19 net life claims in the current period. Additionally, this division will see a decrease in underwriting margin as a percent of premium for the full year 2021 due to higher policy obligations incurred as a result of higher persistency and higher non-COVID-19 net life claims.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 18% for the nine months ended September 30, 2021, down from 24% during the same period a year ago. The decrease is primarily attributable to higher policy obligations during the nine months ended September 30, 2021 as a result of the COVID-19 pandemic compared with the same period a year ago. This division incurred $18 million of COVID-19 net life claims, representing approximately 8% of premium, for the nine months ended September 30, 2021 compared with $6 million for the same period in 2020. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company is projecting total net life sales to increase for the full year 2021 as compared to the prior year. However, due to increased policy obligations expected to be incurred associated with the pandemic, we anticipate the underwriting margin, as a percent of premium, to be lower for the full year 2021 as compared to 2020.

Below is the average producing agent count at the end of the period for Liberty National Division. As the division gains momentum in the virtual sales environment, the agency should see an increase in recruiting of new agents and an increase in the average producing agent count.

	At September 30,		Change
	2021	2020	Amount	%
Liberty National	2,713	2,531	182	7

The Liberty National Division average producing agent count increased 7% over the prior year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued geographic expansion of this agency's presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a customer relationship management (CRM) platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. Sales were hindered in the first half of 2020 due to difficulties in agents transitioning to a virtual work environment after the onset of the COVID-19 lockdown, as well as mandatory shut-downs of non-essential small businesses which hindered the ability of the division’s agents to prospect at the worksite.

The Other Agencies distribution channels primarily include non-exclusive independent agencies. The Other Agencies contributed $160 million of life premium income, or 7% of Globe Life's total premium income in the nine months ended September 30, 2021, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 29% of our total premium in the first nine months of 2021, while the health underwriting margin accounted for 32% of total underwriting margin. Health underwriting margin increased 11% to $224 million primarily due to lower policy obligations. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2021		2020
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$888,902	100	$850,877	100	$38,025	4

Policy obligations	564,589	64	546,444	64	18,145	3
Required interest on reserves	(76,288)	(9)	(69,131)	(8)	(7,157)	10
Net policy obligations	488,301	55	477,313	56	10,988	2
Commissions, premium taxes, and non-deferred acquisition expenses	70,602	8	70,304	8	298	—
Amortization of acquisition costs	106,380	12	102,695	12	3,685	4
Total expense	665,283	75	650,312	76	14,971	2
Insurance underwriting margin	$223,619	25	$200,565	24	$23,054	11

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$351,544	39	$337,269	39	$14,275	4
Family Heritage	255,272	29	235,195	28	20,077	9
Liberty National	140,874	16	142,230	17	(1,356)	(1)
American Income	85,210	10	78,310	9	6,900	9
Direct to Consumer	56,002	6	57,873	7	(1,871)	(3)
Total	$888,902	100	$850,877	100	$38,025	4

Premium related to limited-benefit plans comprise $467 million, or 53%, of the total health premiums, for 2021 compared with $437 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $422 million, or 47% for 2021 compared with $414 million, or 49% in the same period in the prior year.

Annualized health premium in force was $1.27 billion at September 30, 2021, an increase of 8% over $1.17 billion a year earlier.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$36,876	30	$39,335	33	$(2,459)	(6)
Family Heritage	54,111	43	49,314	41	4,797	10
Liberty National	18,943	15	15,820	13	3,123	20
American Income	13,777	11	14,580	12	(803)	(6)
Direct to Consumer	1,707	1	1,608	1	99	6
Total	$125,414	100	$120,657	100	$4,757	4

Health net sales related to limited-benefit plans comprise $87 million, or 70%, of the total health net sales, for 2021, compared with $80 million in the same period in the prior year. Medicare Supplement sales make up the remaining $38 million, or 30% for 2021, compared with $41 million, or 34% in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2021		2020
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$43,038	37	$59,948	45	$(16,910)	(28)
Family Heritage	42,835	36	40,425	31	2,410	6
Liberty National	15,049	13	15,399	12	(350)	(2)
American Income	14,220	12	13,859	10	361	3
Direct to Consumer	2,376	2	2,256	2	120	5
Total	$117,518	100	$131,887	100	$(14,369)	(11)

First-year collected premium related to limited-benefit plans comprises $73 million, or 62%, of total first-year collected premium, for 2021 compared with $70 million in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $45 million, or 38% for 2021, compared with $62 million, or 47% in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Division represents 82% of all Medicare Supplement premium and 96% of Medicare Supplement net sales. For the nine months ended September 30, 2021, Medicare Supplement premium in this agency rose 4% to $344 million in 2021 over the prior period total of $330 million. Medicare Supplement net sales declined 7% to $37 million in 2021 from the prior year period, primarily as a result of a decrease in individual sales. Underwriting margin as a percent of premium was 15% for the nine months ended September 30, 2021, up from 14% in 2020.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

As discussed in Note 1—Significant Accounting Policies, the Company acquired Beazley Benefits, now rebranded as Globe Life Benefits, on August 1, 2021. This distribution channel will enhance the Company's presence in the worksite market by offering group supplemental health insurance solutions to employer groups through brokers. While the acquisition had an immaterial impact on year to date results, we are optimistic about Globe Life Benefits' ability to contribute additional health premium and profits in the future. Operating results for Globe Life Benefits will be included as part of United American Division results.
The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 27% for the nine months ended September 30, 2021, up from 26% in the year-ago period primarily due to favorable claims experience.
The division experienced a 10% increase in net health sales as compared with the nine-month period a year ago, primarily due to an increase in agent productivity and training. The division will continue to launch incentive programs to help drive an increase in productivity and the number of producing agents.

Below is the average producing agent count at the end of the period for the Family Heritage Division. While the agency has seen a decrease in agent count as compared with 2020, we anticipate that as COVID-19 and the job economy stabilize, agent recruitment opportunities should increase.

	At September 30,		Change
	2021	2020	Amount	%
Family Heritage Division	1,219	1,282	(63)	(5)

The Liberty National Division represented 16% of all Globe Life health premium income for the nine-month period ended September 30, 2021. The Liberty National Division markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of this health business is now generated through worksite marketing targeting small businesses of 10 to 100 employees. Health premium at Liberty National Division was $141 million for the nine months ended September 30, 2021, down from $142 million in the year ago period. We anticipate an increase in net health sales in 2021 at this division as the Company has been more able to interact face-to-face with customers than in 2020.

Other distribution. While some of the Company's other distribution channels market health products, their main emphasis is on life insurance. On a combined basis, they accounted for 16% of health premium in 2021 and 16% in 2020. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. The Direct to Consumer Division net health sales were $2 million for the nine months ended September 30, 2021 and 2020.

ANNUITIES

Annuities represent an insignificant part of our business. We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products.

GL Q3 2021 FORM 10-Q

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $8.5 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Net investment income	$713,103	$691,991	$21,112	3
Interest on net insurance policy liabilities:
Interest on reserves	(654,058)	(620,473)	(33,585)	5
Interest on deferred acquisition costs	184,525	176,977	7,548	4
Net required interest	(469,533)	(443,496)	(26,037)	6
Financing costs	(63,833)	(65,295)	1,462	(2)
Excess investment income	$179,737	$183,200	$(3,463)	(2)

Excess investment income per diluted share	$1.73	$1.70	$0.03	2

Mean invested assets (at amortized cost)	$18,846,801	$17,855,428	$991,373	6
Average net insurance policy liabilities(1)	10,897,593	10,395,811	501,782	5
Average debt and preferred securities (at amortized cost)	2,060,672	1,841,942	218,730	12
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.
Excess investment income declined $3 million, or 2%, compared with the year-ago period. Excess investment income per diluted common share was $1.73 for the nine months ended September 30, 2021 an increase of 2% over the prior year period . Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the nine months ended September 30, 2021 was $713 million or 3% greater than the year-ago period. Mean invested assets increased 6% during the first nine months of 2021 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.23% in the first nine months of 2021, compared with 5.35% a year earlier. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at yields lower than our

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

average portfolio yield. In addition, we have reinvested the proceeds from bonds that matured, were called, or were otherwise disposed of at yield rates less than what we earned on these bonds before their maturity or disposition. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material negative impact on net investment income. To help mitigate the decline of the portfolio yield over the past few years, the Company has decreased the portion of the investment portfolio allocated to fixed maturity investments by investing in limited partnerships with debt like characteristics that diversify risk and enhance risk adjusted capital adjusted returns on the portfolio. The earned yield on the investment funds for the nine months ended September 30, 2021 was 5.31%. See additional information in Note 4—Investments.

Should the current low interest rate environment continue, the growth of the Company's net investment income will continue to be negatively impacted primarily due to the investment of new money and proceeds from dispositions at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets. For the full year 2021, we currently anticipate the average new money yield on our fixed maturity acquisitions to be approximately 30 basis points lower than the rate applicable to our 2020 acquisitions.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new investments. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 145 to 150 basis points before the net unrealized gains on our fixed maturity portfolio as of September 30, 2021 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we do not intend to sell, nor is it likely that management will be required to sell, the fixed maturities prior to their anticipated recovery.

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

In comparison to the year-ago period, required interest on net insurance policy liabilities increased $26 million, or 6%, to $470 million, compared with the 5% growth in average net interest-bearing insurance policy liabilities.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Interest on funded debt	$59,556	$53,444	$6,112	11
Interest on term loans	—	4,193	(4,193)	(100)
Interest on short-term debt	4,257	7,633	(3,376)	(44)
Other	20	25	(5)	(20)
Financing costs	$63,833	$65,295	$(1,462)	(2)

During the first nine months of 2021, financing costs decreased 2% compared with the prior year primarily due to lower rates on the short-term debt. The interest on funded debt was higher than prior year as a result of the 2.15% Senior Note issued in August 2020. The debt proceeds were used, in part, to redeem all the outstanding term loans. As discussed in Note 9—Debt, on June 14, 2021, Globe Life Inc. issued $325 million of 4.25% Junior Subordinated Debentures due 2061. The net proceeds from the sale of the Junior Subordinated Debentures were used to redeem the $300 million 6.125% Junior Subordinated Debentures due 2056 on July 15, 2021. The net increase in interest on funded debt was more than offset by lower interest rates on the short-term debt. More information on our debt transactions is disclosed in the Financial Condition section of this report.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Realized Gains and Losses. Our core business of providing insurance coverage requires us to maintain a large and diverse investment portfolio to support our insurance liabilities. From time to time, investments are sold or called, or experience a credit loss event, each of which results in a realized gain or loss. The Company also elects to measure its investment in certain limited partnerships at fair value in accordance with the fair value option for financial instruments with changes recognized in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2021		2020
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(8,424)	$(0.08)	$(28,844)	$(0.27)
Matured or other redemptions(1)	34,161	0.33	7,702	0.07
Provision for credit losses	2,643	0.02	(3,466)	(0.03)
Fair value option—change in fair value	11,070	0.11	(5,370)	(0.05)
Other	5,264	0.05	8,042	0.08
Total realized gains (losses)—investments	44,714	0.43	(21,936)	(0.20)
Loss on redemption of debt	(7,358)	(0.07)	(501)	(0.01)
Total realized gains (losses)	$37,356	$0.36	$(22,437)	$(0.21)
(1)During the nine months ended September 30, 2021 and 2020, the Company recorded $108.3 million and $152.1 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $19.9 million and $6.2 million, respectively in realized gains, net of tax.

GL Q3 2021 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cost of acquisitions:
Investment-grade corporate securities	$490,169	$532,529
Investment-grade municipal securities	239,754	345,011
Other investment-grade securities	10,465	27,831
Total fixed maturity acquisitions(1)	$740,388	$905,371

Effective annual yield (one year compounded)(2)	3.36%	3.81%
Average life (in years, to next call)	25.0	16.5
Average life (in years, to maturity)	32.0	26.2
Average rating	A+	A
(1)Fixed maturity acquisitions included unsettled trades of $52 million in 2021 and $0 in 2020.
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

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first nine months of 2021, we invested primarily in the industrial, municipal, and financial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.23%, down approximately 12 basis points from the yield in the first nine months of 2020. As previously noted in the discussion of net investment income, the decrease was primarily due to the combination of lower interest rates applicable to new purchases and fixed maturity dispositions. For the remainder of 2021, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk adjusted capital adjusted return.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

In 2017, it was announced by the head of the United Kingdom's Financial Conduct Authority of its plan to phase out the floating rate, London Interbank Offered Rate (LIBOR). The rate will transition out from 2021 to mid-year 2023. As of September 30, 2021, the Company had limited assets and liabilities that utilize LIBOR as a benchmark rate. We will continue to monitor the progress toward the establishment of a new floating rate.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	September 30, 2021	December 31, 2020	September 30, 2020
Average annual effective yield(1)	5.20%	5.28%	5.32%
Average life, in years, to:
Next call(2)	15.9	16.2	16.4
Maturity(2)	19.0	19.0	19.1
Effective duration to:
Next call(2,3)	10.8	11.0	10.9
Maturity(2,3)	12.1	12.3	12.1
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

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2021 and December 31, 2020.

Fixed Maturities by Sector
September 30, 2021
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,518	$3,488	$(5,970)	$55,036	$2,334,750	$522,364	$(7,373)	$2,849,741	13	13
Banks	26,988	648	—	27,636	969,030	213,106	(1,903)	1,180,233	6	6
Other financial	98,180	674	(696)	98,158	1,259,954	191,951	(3,198)	1,448,707	7	7
Total financial	182,686	4,810	(6,666)	180,830	4,563,734	927,421	(12,474)	5,478,681	26	26
Utilities
Electric	49,351	5,950	—	55,301	1,392,055	397,858	(255)	1,789,658	8	9
Gas and water	—	—	—	—	543,434	111,424	(733)	654,125	3	3
Total utilities	49,351	5,950	—	55,301	1,935,489	509,282	(988)	2,443,783	11	12
Industrial - Energy
Pipelines	85,249	7,924	(1,220)	91,953	919,696	212,509	(1,226)	1,130,979	5	5
Exploration and production	100,681	20,831	—	121,512	544,565	113,079	(905)	656,739	3	3
Oil field services	—	—	—	—	49,783	13,905	—	63,688	—	—
Refiner	—	—	—	—	89,119	25,406	—	114,525	1	1
Driller	—	—	—	—	—	—	—	—	—	—
Total energy	185,930	28,755	(1,220)	213,465	1,603,163	364,899	(2,131)	1,965,931	9	9
Industrial - Basic materials
Chemicals	—	—	—	—	673,914	141,633	(203)	815,344	4	4
Metals and mining	—	—	—	—	406,085	123,781	—	529,866	2	3
Forestry products and paper	—	—	—	—	65,642	16,556	—	82,198	—	—
Total basic materials	—	—	—	—	1,145,641	281,970	(203)	1,427,408	6	7
Industrial - Consumer, non-cyclical	84,191	12,900	(2,379)	94,712	2,248,326	469,398	(3,115)	2,714,609	13	13
Other industrials	25,589	3,676	—	29,265	1,264,882	289,300	(449)	1,553,733	7	7
Industrial - Transportation	25,545	5,618	—	31,163	570,212	138,770	(38)	708,944	3	3
Other corporate sectors	179,453	24,038	(3,428)	200,063	1,638,857	282,931	(11,534)	1,910,254	10	9
Total corporates	732,745	85,747	(13,693)	804,799	14,970,304	3,263,971	(30,932)	18,203,343	85	86
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	2,509,932	287,357	(12,955)	2,784,334	14	13
Collateralized debt obligations	36,088	27,073	—	63,161	36,088	27,073	—	63,161	—	—
Other asset-backed securities	13,618	—	(736)	12,882	105,430	5,030	(736)	109,724	1	1
Mortgage-backed securities(1)	—	—	—	—	274	30	—	304	—	—
Total fixed maturities	$782,451	$112,820	$(14,429)	$880,842	$17,622,028	$3,583,461	$(44,623)	$21,160,866	100	100
(1)Includes Government National Mortgage Association (GNMA).

GL Q3 2021 FORM 10-Q

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
(1)Includes GNMAs.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the September 30, 2021 fixed maturity portfolio, representing 85% of amortized cost, net and 86% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2021, the total fixed maturity portfolio consisted of 813 issuers.

Fixed maturities had a fair value of $21.2 billion at September 30, 2021 and at December 31, 2020. The net unrealized gain position in the fixed-maturity portfolio decreased from $4.0 billion at December 31, 2020 to $3.5 billion at September 30, 2021 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at September 30, 2021 and December 31, 2020, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at September 30, 2021 and December 31, 2020 is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $546 million at amortized cost, net of allowance for credit losses ($590 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At September 30, 2021
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$739,932	4	$843,516	4
AA	2,058,961	12	2,234,915	11
A	4,535,387	26	5,653,568	27
BBB+	3,801,497	22	4,662,298	22
BBB	4,119,117	23	4,981,192	23
BBB-	1,584,683	9	1,904,535	9
Total investment grade	16,839,577	96	20,280,024	96	A-

Below investment grade:
BB	617,790	3	681,244	3
B	128,573	1	136,438	1
Below B	36,088	—	63,160	—
Total below investment grade	782,451	4	880,842	4	BB-
	$17,622,028	100	$21,160,866	100

Weighted average composite quality rating					A-

GL Q3 2021 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as year-end 2020. Fixed maturities rated BBB are 54% of the total portfolio at September 30, 2021 compared with 55% at year-end 2020. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of September 30, 2021. BBB securities generally provide the Company with the best risk adjusted capital adjusted returns, largely due to our unique ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$840,739	$674,155
Downgrades by rating agencies	—	225,819
Upgrades by rating agencies	—	(10,551)
Dispositions	(64,030)	(47,943)
Provision for credit losses	3,346	(4,387)
Amortization and other	2,396	2,408
Balance at end of period	$782,451	$839,501

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

losses, were 13% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of September 30, 2021. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles. As part of this process, we consider economic, social, and governance (ESG) and other long term sustainability factors.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2021		2020		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$85,616	2.8	$79,010	2.8	$6,606	8
Other employee costs	32,970	1.1	30,307	1.0	2,663	9
Information technology costs	35,561	1.2	33,785	1.2	1,776	5
Legal costs	10,743	0.3	8,540	0.3	2,203	26
Other administrative costs	36,825	1.2	36,552	1.3	273	1
Total insurance administrative expenses	201,715	6.6	188,194	6.6	13,521	7

Parent company expense	7,251		7,536		(285)
Stock compensation expense	24,298		26,655		(2,357)
Legal proceedings	5,089		3,275		1,814
Non-operating expenses	2,397		1,033		1,364
Total operating expenses, per Condensed Consolidated Statements of Operations	$240,750		$226,693		$14,057	6
Total operating expenses increased 6% over the prior year period primarily due to a 7% increase in insurance administrative expenses. Insurance administrative expenses increased primarily due to higher employee-related expenses, including pension costs and information technology salaries. Pension expense increased due to the lower discount rate used to determine net periodic benefit costs in 2021 as compared to 2020. The decrease in stock-based compensation expense was primarily due to fewer performance based equity awards applicable to the first nine months of 2021 as compared to the same period in 2020. While insurance administrative expenses were up 7% from prior year, as a percentage of premium at 6.6%, it was flat compared with 2020.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed quarterly by management and annually reaffirmed by the Board of Directors. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Parent Company shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. In August, the Board of Directors reauthorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders.
The following chart summarizes share repurchases for the nine month periods ended September 30, 2021 and 2020.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2021			2020
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	3,191	$310,047	$97.17	3,069	$257,049	$83.74
Option exercise proceeds	824	83,333	101.05	413	39,599	95.99
Total	4,015	$393,380	$97.97	3,482	$296,648	$85.19
Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from three sources: positive cash flow from operations, a portfolio of marketable securities, and a revolving credit facility.

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

In July, three of our insurance subsidiaries became members of the Federal Loan Home Bank of Dallas (FHLB). FHLB membership provides the insurance subsidiaries with access to various low cost collateralized borrowings

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

and funding agreements. While not a primary source of liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed. Refer to Note 9—Debt for further details.

Parent Company Liquidity. An important source of Parent Company liquidity is the dividends from its insurance subsidiaries. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company.

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2021	2020	Projected 2021	2020
Liquidity Sources:
Dividends from Subsidiaries	$422,622	$440,997	$480,000	$485,871
Excess Cash Flows	334,471	359,701	360,000	387,606

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a credit facility. At September 30, 2021, the Parent Company had access to $280 million of invested cash, net intercompany receivables and other liquid assets, down from the prior quarter as a result of the redemption of the $300 million 6.125% Junior subordinated debentures due 2056 on July 15, 2021. The Parent Company is expected to generate approximately $25 million excess cash flows in the remainder of the year.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured revolving borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. The Parent Company may request the extension, however it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up credit line for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020. The five-year credit agreement will now mature on September 30, 2026. As of September 30, 2021, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2021	December 31, 2020	September 30, 2020
Balance of commercial paper at end of period (par value)	$244,000	$255,000	$280,000
Annualized interest rate	0.20%	0.27%	0.67%
Letters of credit outstanding	$135,000	$135,000	$150,000
Remaining amount available under credit line	371,000	360,000	320,000

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Average balance of commercial paper outstanding during period (par value)	$306,126	$332,802
Daily-weighted average interest rate (annualized)	0.23%	1.78%
Maximum daily amount outstanding during period (par value)	$425,000	$482,000

The Company reduced the commercial paper borrowings by $11 million since year-end, reflecting timing of cash needs of the Parent Company. We had no difficulties in accessing the commercial paper market under this facility during the nine months ended September 30, 2021 and 2020.

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

Consolidated Liquidity. Consolidated net cash inflows from operations were $1.06 billion in the first nine months of 2021, compared with $1.08 billion in the same period of 2020. The decrease is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $250 million during the 2021 period. As previously noted under the caption Credit Facility, the Parent Company has in place a credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $190 million at September 30, 2021, compared with $203 million at December 31, 2020. In addition to these liquid assets, the entire $21.2 billion (fair value at September 30, 2021) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

GL Q3 2021 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.5 billion at September 30, 2021 and $1.7 billion at December 31, 2020. Refer to Note 9—Debt for a complete analysis and description of long-term debt issues outstanding.

Selected Information about Debt Issues
As of September 30, 2021
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	05/27/1993	05/15/2023	7.875%	semiannual	$165,612	$165,149	$184,414
Senior notes(1)	09/24/2012	09/15/2022	3.800%	semiannual	150,000	149,666	154,767
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	550,000	544,794	637,719
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	395,672	396,944
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,392	130,349
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,187	331,110
					1,715,612	1,695,860	1,835,303
Less current maturity of long-term debt(1)					150,000	149,666	154,767
Total long-term debt					1,565,612	1,546,194	1,680,536

Current maturity of long-term debt(1)					150,000	149,666	154,767
Commercial paper					244,000	243,927	243,927
Total short-term debt					394,000	393,593	398,694

Total debt					$1,959,612	$1,939,787	$2,079,230
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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2021, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company concludes that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. As of December 31, 2020, our consolidated Company Action Level RBC ratio was 309%. In August 2021, the NAIC fully adopted new and expanded C-1 investment factors. The adoption of these factors will result in higher amounts of required capital related to our investment portfolio. In addition to the expanded C-1 factors, additional capital will be needed by the end of the year to support higher sales levels, growth of our in-force business, higher COVID-19 net life claims, and the acquisition of Beazley Benefits. As such, we anticipate contributing assets of approximately $150 million to our insurance subsidiaries in the fourth quarter. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

GL Q3 2021 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Shareholders' Equity: On August 23, 2021, the Parent Company announced that it had declared a quarterly dividend of $0.1975 per share. This dividend was paid on November 1, 2021.

Shareholders’ equity was $8.6 billion at September 30, 2021. This compares with $8.8 billion at December 31, 2020 and $8.2 billion at September 30, 2020. During the nine months since December 31, 2020, shareholders’ equity decreased primarily due to $379 million of after-tax unrealized losses in the fixed-maturity portfolio as interest rates have increased over the period. In addition, shareholders' equity increased by net income of $567 million during the first nine months of 2021, but was offset by share repurchases of $310 million and an additional $83 million in share purchases to counterbalance the dilution from stock option exercises.

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

GL Q3 2021 FORM 10-Q

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
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	September 30, 2021		December 31, 2020		September 30, 2020
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$21,160,866	$3,538,838	$21,213,509	$4,019,710	$20,277,056	$3,389,389
Deferred acquisition costs(2)	4,837,409	(4,756)	4,595,444	(5,955)	4,517,255	(6,338)
Total assets	29,496,578	3,534,082	29,046,731	4,013,755	28,041,893	3,383,051
Short-term debt	393,593	—	254,918	—	279,758	—
Long-term debt	1,546,194	—	1,667,886	—	1,667,506	—
Shareholders' equity	8,608,151	2,791,925	8,771,092	3,170,866	8,224,908	2,672,610

Book value per diluted share	84.52	27.41	83.19	30.07	77.60	25.21
Debt to capitalization(3)	18.4%	(6.6)%	18.0%	(7.6)%	19.1%	(6.8)%

Diluted shares outstanding	101,848		105,429		105,986
Actual shares outstanding	101,140		103,797		105,058

(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

GL Q3 2021 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2021.

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

As of the end of the fiscal period completed September 30, 2021, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the period ended September 30, 2021, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

GL Q3 2021 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Third Quarter of 2021

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	498,282	$93.81	498,282
August 1-31, 2021	400,178	94.95	400,178
September 1-30, 2021	140,318	93.03	140,318

On August 4, 2021, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

GL Q3 2021 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended Globe Life Inc. 2018 Non-Employee Director Compensation Plan*
10.2	Payments to Directors*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman
31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison
31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison, and Frank M. Svoboda
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*Compensatory plan or arrangement.

GL Q3 2021 FORM 10-Q

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBE LIFE INC.

Date: November 3, 2021	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: November 3, 2021	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: November 3, 2021	/s/ Frank M. Svoboda
Frank M. Svoboda
Executive Vice President and Chief Financial Officer

GL Q3 2021 FORM 10-Q