Form 10-K
period 2021-12-31
GLOBE LIFE INC.
filed 2022-02-24
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
[ ☒ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

GL 2021 FORM 10-K

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
Yes  ☐    No  ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9.5 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 16, 2022
Common Stock, $1.00 par value per share	99,338,401 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2022 (Proxy Statement)	Part III

GL 2021 FORM 10-K

Globe Life Inc.

GL 2021 FORM 10-K

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

GL 2021 FORM 10-K

The following table presents Globe Life's business by primary marketing distribution method. Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 14—Business Segments within the Notes to the Consolidated Financial Statements.

Primary Distribution Method	Underwriting Company	Products and Target Markets	Distribution

Direct to Consumer Division	Globe Life And Accident Insurance Company McKinney, Texas	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement to lower middle-income to middle-income Americans.	Nationwide distribution through direct to consumer channels: including direct mail, electronic media, and insert media.

American Income Life Division	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to working families.	9,415 producing agents in the U.S., Canada, and New Zealand.

Liberty National Division	Liberty National Life Insurance Company McKinney, Texas	Life and supplemental health insurance distributed through in-home and worksite channels.	2,804 producing agents in the U.S.

Family Heritage Division	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to lower middle-income to middle-income families.	1,157 producing agents in the U.S.

United American Division	United American Insurance Company McKinney, Texas	Medicare Supplement coverage to Medicare beneficiaries and, to a lesser extent, supplemental limited-benefit health coverage to people under age 65.	3,716 independent producing agents in the U.S.

GL 2021 FORM 10-K

Insurance
Life Insurance

The distribution channels for life insurance products include direct to consumer, exclusive agents, and independent agents. These methods are described in greater detail within the primary marketing distribution channel chart as seen above. The following table presents annualized premium in force for the three years ended December 31, 2021 by distribution method:

	Annualized Premium in Force(1) (Dollar amounts in thousands)
	2021	2020	2019
Direct to Consumer	$929,197	$881,012	$831,739
Exclusive agents:
American Income	1,458,408	1,325,293	1,220,483
Liberty National	341,332	318,545	309,792
Independent agents:
United American	8,426	9,314	10,211
Other	205,822	205,785	209,403
	$2,943,185	$2,739,949	$2,581,628
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

	Annualized Premium in Force (Dollar amounts in thousands)
	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Whole life:
Traditional	$2,011,349	68	$1,857,106	68	$1,737,794	67
Interest-sensitive	33,912	1	36,297	1	38,691	2
Term	750,005	26	716,698	26	683,869	26
Other	147,919	5	129,848	5	121,274	5
	$2,943,185	100	$2,739,949	100	$2,581,628	100

	Policy Count and Average Face Amount Per Policy (Dollar amounts in thousands)
	2021		2020		2019
	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy
Whole life:
Traditional	8,963,774	$15.3	8,717,785	$14.7	8,477,406	$14.2
Interest-sensitive	191,536	20.4	199,975	20.3	208,822	20.3
Term	4,731,044	15.3	4,526,172	15.1	4,313,709	14.8
Other	432,372	15.3	408,859	14.3	399,365	13.7
	14,318,726	$15.3	13,852,791	$14.9	13,399,302	$14.5

GL 2021 FORM 10-K

Health Insurance

The following table presents Globe Life's health insurance annualized premium in force for the three years ended December 31, 2021 by distribution channel.

	Annualized Premium in Force (Dollar amounts in thousands)
	2021	2020	2019
Direct to Consumer	$74,627	$77,522	$78,229
Exclusive agents:
Liberty National	196,783	196,534	197,163
American Income	111,102	104,701	96,447
Family Heritage	363,226	338,309	312,479
Independent agents:
United American	540,340	476,296	454,720
	$1,286,078	$1,193,362	$1,139,038

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

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2021 by product category.

	Annualized Premium in Force (Dollar amounts in thousands)
	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$700,767	54	$617,759	52	$581,056	51
Medicare Supplement	585,311	46	575,603	48	557,982	49
	$1,286,078	100	$1,193,362	100	$1,139,038	100

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ended December 31, 2021, comprised less than 1% of premium. The Company does not currently market annuity products.

Pricing

Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, investment income, expenses, and target profit margins. These assumptions are based on Company experience and projected investment earnings rates. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on annuity products and certain individual life products. Profitability is affected by actual experience deviations from the established assumptions and to the extent investment income varies from that required for policy reserves.

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

GL 2021 FORM 10-K

Underwriting

The underwriting standards of each Globe Life insurance subsidiary are established by management. Each subsidiary uses information obtained from the application and, in some cases, telephone interviews with applicants, including, but not limited to inspection reports, pharmacy data, motor vehicle records, responses to both medical and not medical questions, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage, or rejected.

Reserves

The life insurance policy reserves reflected in Globe Life's consolidated financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America (GAAP). These reserves, with future premiums and the associated interest compounded at assumed rates, must be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and persistency assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health insurance policies written by Globe Life's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Globe Life's reserves are reported in Note 1—Significant Accounting Policies. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Reinsurance

Globe Life has historically participated in very limited third-party reinsurance as a result of the low face amounts of the policies sold by the Company. See Schedule IV and Note 6—Commitments and Contingencies for more information.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Globe Life insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Approximately 94% of our invested assets, at fair value, are fixed maturities at December 31, 2021 (see Note 4—Investments and Management’s Discussion and Analysis).

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

GL 2021 FORM 10-K

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

Environmental, Social, and Governance (ESG)

Globe Life’s sustainable business practices are a driver of the success and longevity that our Company has experienced since its origin. We plan to advance our sustainable business practices by further developing the Company's ESG strategy and disclosures and intend to align with the Sustainability Accounting Standards Board (SASB) standards and the Task Force on Climate-related Financial Disclosures (TCFD) recommendations.

Environmental responsibility and sustainability are key components of our overall corporate responsibility efforts. We strive to reduce our impact on the environment by implementing numerous green building initiatives at our corporate facilities, placing a company-wide emphasis on recycling and reducing waste generally, and focusing on efforts to reduce the use of paper and water. With respect to social matters, our focus continues to be on supporting a culture that is inclusive and attractive for all of our employees and independent sales agents. We are committed to maintaining a diverse workforce that reflects the communities in which we work. In addition, to enable the Company to appropriately respond to ESG-related challenges and opportunities, the Company has in place an ESG Committee, and the Board and its committees regularly engage with senior management on relevant ESG-related issues.

Human Capital Management

Globe Life's talent base encompasses a broad range of experience that possesses the depth of critical skills to efficiently and effectively accomplish our business purpose and mission, serve our policyholders, and protect our shareholders' interests. Maintaining superior human capital is a key driver to the success and longevity that our Company has experienced since its origins dating back to the early 1900s. As of December 31, 2021, the Company had 3,222 full time, part-time, and temporary employees. In 2021, our employee headcount decreased by 1% due to normal attrition. The Company engages over 13,000 independently-contracted insurance agents. Refer to Management's Discussion & Analysis for exclusive agent counts.

People, Culture, and Community

At Globe Life, we are united by our mission to—Make Tomorrow Better1 and this starts with our employees and agents. Beyond providing insurance protection for millions of individuals, serving our policyholders and generating financial results for our shareholders, we focus on cultivating a healthy, positive culture and a thriving community within and among our campuses that is inclusive of and attractive for all. Globe Life promotes a diverse work force, where differences are celebrated and inclusiveness is embraced, to better enable our employees to consistently achieve outstanding individual and collective results. Our commitment to diversity starts at the top; of the 11 independent Board members, 45% are women and 18% are racial/ethnic minorities.

1Per the Globe Life Employee Handbook, the Globe Life mission statement is "We help families Make Tomorrow Better by working to protect their financial future."

GL 2021 FORM 10-K

As of December 31, 2021 and 2020, the Globe Life employees, (excluding independently-contracted agents) identify as follows:

2021
Ethnicity/Race		Gender		Generations
White	56%	Female	66%	Baby Boomers (1946-1964)	20%
Black or African American	21	Male	34	Gen X (1965-1977)	31
Hispanic or Latino	12			Millennials (1978-1995)	41
Asian	9			Gen Z (1996-2012)	8
American Indian or Alaskan Native	1
Native Hawaiian or Pacific Islander	—
Other or Not Specified	1
Total	100%		100%		100%

2020
Ethnicity/Race		Gender		Generations
White	53%	Female	67%	Baby Boomers (1946-1964)	23%
Black or African American	21	Male	33	Gen X (1965-1977)	31
Hispanic or Latino	11			Millennials (1978-1995)	41
Asian	9			Gen Z (1996-2012)	5
American Indian or Alaskan Native	1
Native Hawaiian or Pacific Islander	—
Other or Not Specified	5
Total	100%		100%		100%

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

We strive to Make Tomorrow Better, in part by giving financial and service contributions to programs that provide hands-on assistance in the communities where we live, work, serve, and visit. We focus our charitable giving on organizations that support children, families, veterans, and seniors, as well as those that work to ensure people are able to live full, healthy lives. These categories align with our mission to help families make tomorrow better by working to protect their financial future. In 2021, we provided financial support of approximately $2.6 million to organizations within that focus, including charities that support underserved communities, provide scholarships to youth, and advance equity and diversity efforts.

Talent Development

At Globe Life, we believe investing in our employees through training and development is paramount to their success. We have developed a learning ecosystem that includes a multitude of professional development opportunities, including online, self-directed, and instructor-led courses on a variety of topics. An education assistance program is also offered to facilitate growth in an area related to one's current position with the Company.

Health, Safety, and Wellness

We strive to provide a safe and healthy work environment for every employee. We furnish employees with numerous tools and trainings throughout the year to help ensure they have, at their fingertips, the best information to safely engage with co-workers, customers, and third parties. In furtherance of our commitment to our employees, we offer a comprehensive employee benefits package that includes competitive monetary benefits, retirement benefits through a Section 401(k) plan and a qualified pension to eligible employees, fitness center reimbursement,

GL 2021 FORM 10-K

paid-time-off (based on years of service), health insurance, dental and vision insurance, employee resource program, health savings and flexible spending accounts, family leave, and tuition assistance.

The Company remains committed to the well-being and safety of its employees, agents, customers, guests, vendors, and shareholders in our resolve to maintain a stable and secure business environment. In response to the COVID-19 pandemic, our crisis management and incident response teams guided the Company through an expedited, yet smooth, transition towards working remotely. We efficiently transitioned approximately 80-85% of the Company's total workforce, excluding agents, to working remotely and continued to operate in a mostly remote capacity throughout 2021, allowing individuals to return to our campuses on a limited and voluntary basis. As we transition out of our pandemic response phase, we will continue to provide our employees flexible workplace options and flexible schedule opportunities, as appropriate by the department and role requirements. The Company successfully transitioned most sales and recruiting of agents to a virtual experience in 2020. Agency operations mostly remained a virtual experience during 2021, providing limited occurrences of in-person exposure. The agency operations will continue to offer both virtual and in-person experiences.

GL 2021 FORM 10-K

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

Recruiting, development, and retention of producing agents are critical to support sales growth in our agency operations because our insurance sales are primarily made to individuals, and the face amounts of the life insurance policies sold are typically lower than those of policies sold in higher-income markets. If we do not provide an attractive career opportunity with competitive compensation and that motivates producing agents to increase sales of our products, our growth could be impeded. In addition, a failure to effectively develop new methods of reaching consumers and realizing cost efficiencies in our Direct to Consumer Division business could result in reduced sales and profits.

Our future success depends, in substantial part, on our ability to recruit, hire, motivate, develop and retain highly-skilled insurance personnel. Doing so may be difficult due to many factors, including but not limited to, fluctuations in economic and industry conditions and the effectiveness of our compensation programs and competition among other employers.

Our life insurance products are sold in niche markets. We are at risk should any of these markets diminish.

We have several life distribution channels that focus on distinct market niches, three of which are labor unions, affinity groups, and sales via Direct to Consumer solicitations. Deterioration of our relationships with organized labor or adverse changes in the public’s receptivity to direct to consumer marketing initiatives could negatively affect our life insurance business.

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
•Reduced cash flows from lower premiums, higher surrenders and greater than anticipated claim payments;
•Disruptions, delays, and increased costs and risks related to employees working remotely, having limited or no access to our facilities, and experiencing reductions or interruptions of critical or essential services;
•Ratings downgrades, increased bankruptcies and credit spread widening in industries in which we invest in our investment portfolio.

For the year ended December 31, 2021, we recorded approximately $140 million of COVID-19 life claims. This amount includes certain estimates, utilizing accepted actuarial practices, of what management expects the ultimate settlement and claims administration will cost for claims that have occurred by the end of the year, whether known or unknown. Given the great uncertainties associated with COVID-19 and its impact and the limited information

GL 2021 FORM 10-K

upon which our current assumptions and assessments have been made, our reserves and the underlying estimated level of claim losses and costs arising from COVID-19 may materially change.

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

Declines in interest rates expose insurance companies to the risk that they will fail to earn the level of interest on investments assumed in pricing products and in setting discount rates used to calculate net policy liabilities, which could have a negative impact on income. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. Any such calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower interest rates.

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

GL 2021 FORM 10-K

Our ability to fund operations is substantially dependent on available funds from our insurance subsidiaries.

As a holding company with no direct operations, our principal asset is the capital stock of our insurance subsidiaries, which periodically declare and distribute dividends on their capital stock. Moreover, our liquidity, including our ability to pay our operating expenses and to make principal and interest payments on debt securities or other indebtedness owed by us, as well as our ability to pay dividends on our common stock or any preferred stock, depends significantly upon the surplus and earnings of our insurance subsidiaries and the ability of these subsidiaries to pay dividends or to advance or repay funds to us. Other sources of liquidity include a variety of short-term and long-term instruments, including our credit facility, commercial paper, long-term debt, Federal Home Loan Bank,(FHLB) intercompany financing and reinsurance.

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

We establish policy reserves to pay future policyholder benefits. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models and accounting requirements that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of

GL 2021 FORM 10-K

significant judgment with respect to investment yields, levels of mortality, morbidity, persistency, and investment yields, as well as the timing of premium and benefit payments. Even though our actuaries continually test actual-to-expected results, actual results may differ significantly from the levels assumed, which could result in increased policy obligations and expenses and thus negatively affect our profit margins and income.

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

Our business is subject to the risk of the occurrence of catastrophic events that could adversely affect our financial condition or operations.

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

Our life and health insurance products are particularly exposed to risks of catastrophic mortality, such as a pandemic or other events that result in a large number of deaths. In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on our workforce and business operations. The likelihood and severity of such events cannot be predicted and are difficult to estimate. In such an event, the impact to our operations could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect employees performing operations tasks and supporting computer-based data processing, or destroy the capability to transmit, store, and retrieve valuable data. In addition, in the event that a significant number of our management were unavailable following a disaster, our strategic plan could be negatively impacted.

GL 2021 FORM 10-K

Our business is subject to the risk of direct or indirect effects of climate change.

Climate change may increase the frequency and severity of weather-related natural disasters and pandemics, which may adversely impact our mortality and morbidity rates and disrupt our business operations. In addition, climate change and climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio. We cannot predict how legal, regulatory and social responses to concerns around climate change may impact our business.

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

Our financial statements are subject to the application of GAAP and accounting practices as promulgated by the National Association of Insurance Commissioners’ statutory accounting practices (NAIC SAP), which principles are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. Future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements. These changes including underlying assumptions, projections, estimates or judgments/interpretations by management, could have a material adverse effect on our business, financial condition and results of operations. (Refer to Note 1— Significant Accounting Policies under the caption Accounting Pronouncements Yet to be Adopted)

Non-compliance with laws or regulations related to customer and consumer privacy and information security, including a failure to ensure that our business associates with access to sensitive customer and consumer information maintain its confidentiality, could materially adversely affect our reputation and business operations.

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

GL 2021 FORM 10-K

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

General Risk Factors

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

Malicious third-parties, employee or agent errors or disasters affecting our information systems could impair our business operations, regulatory compliance and financial condition. Employee or agent malfeasance or errors in the handling of our information systems may result in unauthorized access to customer or proprietary information, or an inability to use our information systems to efficiently support business operations.

More frequent and sophisticated cyberattacks and more impactful regulatory oversight models could result in additional costs to protect against security breaches. Any breach of confidential information systems resulting from the above factors could damage our reputation in the marketplace, deter potential customers from purchasing our products, result in the loss of existing customers, subject us to significant civil and criminal liability, constrain cash flows, or require us to incur significant technical, legal or other expenses.

The failure to effectively maintain and modernize our information technology systems and infrastructure could adversely affect our business.

Our ability to modernize our information technology systems and infrastructure requires us to commit to significant resources, effective planning, and execution. In addition, due to the highly regulated nature of the insurance industry, we must continually implement new technology or adapt existing technology to meet compliance requirements of new and proposed regulations. Should we be unable to implement these innovations effectively, efficiently, or in a timely manner, it could result in poor customer experience, additional expenses, reputational harm, legal, and regulatory actions and other adverse consequences. This could also result in the inability to effectively support business operations.

Damage to the brand and reputation of Globe Life or its subsidiaries could affect our ability to conduct business.

Negative publicity through traditional media, internet, social media and other public forums could damage our brand or reputation and adversely impact our agent recruiting efforts, the ability to market our products and the persistency of in-force policies. The Company could be subjected to adverse publicity in the event of a significant security breach.

GL 2021 FORM 10-K

We may fail to meet expectations relating to environmental, social, and governance standards and practices.

Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators, or others. For example, as we consider the recommendations of SASB, TCFD, and develop our own ESG materiality assessment, we may continue to expand our disclosures in these areas. Our failure to report accurately or achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance and growth. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.

GL 2021 FORM 10-K

Item 1B. Unresolved Staff Comments

As of December 31, 2021, Globe Life had no unresolved SEC staff comments.

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

GL 2021 FORM 10-K

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Globe Life's common stock is traded is the New York Stock Exchange (NYSE: GL). There were 2,125 shareholders of record on December 31, 2021, excluding shareholder accounts held in nominee form.

The line graph shown below compares Globe Life's cumulative total return on its common stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index (S&P 500) and the Standard & Poor’s Life & Health Insurance Index (S&P Life & Health Insurance). Globe Life's stock is included within both the S&P 500 and the S&P Life & Health Insurance Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globe Life Inc., the S&P 500 Index and the S&P Life & Health Insurance Index
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Globe Life Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/2016 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

GL 2021 FORM 10-K

Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2021

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2021	265,733	$91.68	265,733	—
November 1-30, 2021	751,875	91.60	751,875	—
December 1-31, 2021	609,074	90.00	609,074	—

On August 4, 2021, Globe Life's Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum number of shares to be purchased.
Item 6. [Reserved]

GL 2021 FORM 10-K

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control, including uncertainties related to the impact of the COVID-19 pandemic and associated direct and indirect effects on our business operations, financial results and financial condition. If these estimates or assumptions prove to be incorrect, the actual results of Globe Life may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to the Company specifically. Such events or developments could include, but are not necessarily limited to:

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

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The following management discussion will only include comparison to prior year. For discussion regarding activity from 2019, please refer to the prior filed Form 10-Ks at www.sec.gov.

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

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2021 with 2020.
•Net income as a return on equity (ROE) for the year ended December 31, 2021 was 8.8% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 12.3%.
•Total premium increased 7% over the prior year. Life premium increased 8% for the period from $2.7 billion in 2020 to $2.9 billion in 2021. Life underwriting margin declined 8% from $675 million in 2020 to $624 million in 2021.
•Net investment income increased 3% over the same period in the prior year. Excess investment income declined 2% below the prior year.
•Total net sales increased 7% over the same period in the prior year from $662 million to $706 million.
•Book value per share increased 3% over the same period in the prior year from $83.19 to $85.97. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 10% over the prior year from $53.12 to $58.50.
•The Company incurred $140 million of COVID-19 net life claims (net of reserves released upon death) for the year ended December 31, 2021 compared with $67 million during the same period last year.
•For the year ended December 31, 2021, the Company repurchased 4.8 million shares of Globe Life Inc. common stock at a total cost of $455 million for an average share price of $95.11.
The following graphs represent net income and net operating income for the three years ended December 31, 2021.

Net Income
(Dollar amounts in thousands)

$1,000,000
$750,000
$500,000
$250,000
$0
$760,790
$731,773
$744,959
2019
2020
2021

Net Operating Income
(Dollar amounts in thousands)
$1,000,000
$750,000
$500,000
$250,000
$0
$752,102
$737,592
$707,497
2019
2020
2021

(1)As shown in the charts above, net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. It has been used consistently by Globe Life's management for many years to evaluate the operating performance of the Company. It differs from net income primarily because it excludes certain non-operating items such as realized gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.
Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities, net of tax is $2.8 billion and $3.2 billion for the year ended December 31, 2021 and 2020, respectively.
Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $27.47 and $30.07 for year ended December 31, 2021 and 2020, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income increased 2% to $745 million in 2021, compared with $732 million in 2020. This increase was primarily related to an increase in realized gains offset by higher COVID-19 life claims. On a diluted per common share basis, net income per common share for 2021 increased from $6.82 to $7.22. Included in net income were after-tax realized gains of $47 million in 2021, compared with realized after-tax losses of $2 million for 2020. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

Net operating income from continuing operations declined 4% to $707 million in 2021, compared with $738 million in 2020. On a diluted per common share basis, net operating income per common share decreased slightly from $6.88 to $6.86. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain significant and unusual non-operating items in 2020 and 2021. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

Despite headwinds with COVID-19, the Company continues to see positive signs in its core operations, including strong sales, favorable persistency and a strong ROE, excluding net unrealized gains on the fixed maturity portfolio.

COVID-19. For the year ended December 31, 2021, the Company incurred $140 million of COVID-19 net life claims. Per the Centers for Disease Control and Prevention (CDC), there were approximately 460 thousand U.S. COVID-19 deaths in 2021. In the second half of the year, the COVID-19 deaths were concentrated in geographies and younger age groups where the Company has greater risk exposure. The Company’s level of COVID-19 net life claims, on average for the year, was approximately $3 million per 10,000 U.S. deaths.

Going forward, we anticipate that COVID-19 deaths will continue at elevated levels throughout 2022, with an impact of approximately $50 million at the mid-point of our guidance based on incurred claims in the range of $3 million to $4 million per 10,000 U.S. deaths. The projected life claims are dependent on this estimate and many other variables, including, but not limited to, projected U.S. deaths from COVID-19, the timing and availability of effective treatments for the disease, vaccination rates, and effectiveness of vaccines, impact from potential variants, and the ages and geographic areas in which infections and deaths occur.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Globe Life's operations on a segment-by-segment basis are discussed in depth below. Net operating income has been used consistently by management for many years to evaluate the operating performance of the Company and is a measure commonly used in the life insurance industry. It differs from GAAP net income primarily because it excludes certain non-operating items such as realized gains and losses and other significant and unusual items included in net income. Management believes an analysis of net operating income is important in understanding the profitability and operating trends of the Company’s business. Net income is the most directly comparable GAAP measure.

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2021	2020	2019	2021 Change	%	2020 Change	%
Life insurance underwriting margin	$623,675	$674,946	$703,464	$(51,271)	(8)	$(28,518)	(4)
Health insurance underwriting margin	304,302	272,369	243,638	31,933	12	28,731	12
Annuity underwriting margin	8,704	9,029	9,458	(325)	(4)	(429)	(5)
Excess investment income	238,528	244,424	257,605	(5,896)	(2)	(13,181)	(5)
Other insurance:
Other income	1,216	1,325	1,318	(109)	(8)	7	1
Administrative expense	(271,631)	(250,947)	(240,321)	(20,684)	8	(10,626)	4
Corporate and other	(39,825)	(45,783)	(55,103)	5,958	(13)	9,320	(17)
Pre-tax total	864,969	905,363	920,059	(40,394)	(4)	(14,696)	(2)
Applicable taxes	(157,472)	(167,771)	(167,957)	10,299	(6)	186	—
Net operating income	707,497	737,592	752,102	(30,095)	(4)	(14,510)	(2)
Reconciling items, net of tax:
Realized gain (loss)—investments	54,220	(1,915)	16,291	56,135		(18,206)
Realized loss—redemption of debt	(7,358)	(501)	—	(6,857)		(501)
Part D adjustments—discontinued operations	—	—	(92)	—		92
Administrative settlements	(1,047)	—	(400)	(1,047)		400
Non-operating expenses	(1,923)	(816)	(508)	(1,107)		(308)
Legal proceedings	(6,430)	(2,587)	(6,603)	(3,843)		4,016
Net income	$744,959	$731,773	$760,790	$13,186	2	$(29,017)	(4)

The life insurance segment is our primary segment and is the largest contributor to earnings in each year presented. The life insurance segment underwriting margin declined $51 million compared with the prior year, primarily due to higher life claims related to COVID-19 offset by premium growth. The health segment contributed to growth in income in both years contributing $32 million of additional underwriting margin in 2021 and $29 million in 2020.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2021, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the year ended December 31, 2021.

Total premium income rose 7% for the year ended December 31, 2021 to $4.1 billion. Total net sales increased 7% to $706 million, when compared with 2020. Total first-year collected premium (defined in the following section) was $583 million for 2021, compared with $547 million for 2020.

Life insurance premium income increased 8% to $2.9 billion over the prior year total of $2.7 billion. Life net sales rose 8% to $522 million for the year ended 2021. First-year collected life premium rose 14% to $423 million. Life underwriting margins, as a percent of premium, declined to 22% in 2021 from 25% in the prior year. Underwriting margin declined to $624 million in 2021, 8% below the same period in 2020. The decline in the life underwriting margin is primarily due to approximately $140 million of COVID-19 net life claims incurred during the year ended 2021 versus $67 million during the same period in 2020.

Health insurance premium income increased 5% to $1.20 billion over the prior year total of $1.14 billion. Health net sales rose 4% to $184 million for the year ended 2021. First-year collected health premium fell 9% to $160 million. Health underwriting margins, as a percent of premium, increased to 25% in 2021 compared with 24% in 2020. Health underwriting margin increased to $304 million for the year ended 2021, 12% over the same period in 2020.

Excess investment income, the measure of profitability of our investment segment, declined 2% during 2021 to $239 million from $244 million in the same period in 2020. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 1% to $2.31 from $2.28 when compared with the same period in 2020.

Insurance administrative expenses increased 8% in 2021 when compared with the prior year period. These expenses were 6.6% as a percent of premium during the year ended 2021 and 2020.

For the year ended December 31, 2021, the Company repurchased 4.8 million Globe Life Inc. shares at a total cost of $455 million for an average share price of $95.11.

GL 2021 FORM 10-K

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

GL 2021 FORM 10-K

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

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	2021		2020		2019
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$2,898,210	100	$2,672,804	100	$2,517,784	100

Policy obligations	2,070,485	71	1,809,373	68	1,638,053	65
Required interest on reserves	(735,282)	(25)	(698,112)	(26)	(666,168)	(26)
Net policy obligations	1,335,203	46	1,111,261	42	971,885	39
Commissions, premium taxes, and non-deferred acquisition expenses	234,033	8	212,859	8	203,052	8
Amortization of acquisition costs	705,299	24	673,738	25	639,383	25
Total expense	2,274,535	78	1,997,858	75	1,814,320	72
Insurance underwriting margin	$623,675	22	$674,946	25	$703,464	28

The lower life insurance underwriting margins for the year ended December 31, 2021 are primarily attributed to approximately $140 million of COVID-19 net life claims, compared with $67 million in the prior year.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Life insurance products are marketed through several distribution channels. Premium income by distribution channel for each of the last three years is as follows:

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,402,878	48	$1,257,726	47	$1,160,495	46
Direct to Consumer	971,461	34	906,959	34	855,543	34
Liberty National	311,081	11	293,897	11	285,551	11
Other	212,790	7	214,222	8	216,195	9
Total	$2,898,210	100	$2,672,804	100	$2,517,784	100

Annualized life premium in force was $2.9 billion at December 31, 2021, an increase of 7% over $2.7 billion a year earlier.

The following table shows net sales information for each of the last three years by distribution channel.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$290,512	56	$253,276	52	$237,587	55
Direct to Consumer	148,846	28	165,426	34	126,208	29
Liberty National	71,184	14	54,931	12	53,718	13
Other	11,055	2	10,371	2	12,301	3
Total	$521,597	100	$484,004	100	$429,814	100

The table below discloses first-year collected life premium by distribution channel.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$250,937	59	$214,566	58	$195,225	59
Direct to Consumer	111,761	27	104,262	28	82,615	25
Liberty National	50,336	12	42,435	11	39,840	12
Other	9,705	2	10,190	3	11,564	4
Total	$422,739	100	$371,453	100	$329,244	100

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor of life premium of any distribution channel at 48% of the Company's 2021 total life premium. Net sales increased 15% to $291 million in 2021 over the 2020 total of $253 million. The increase in net life sales is due to increased productivity and well as an increase in agent count. Premium increased 12% primarily due to improved persistency and higher sales. The underwriting margin, as a percent of premium, was 30% for the year ended December 31, 2021, down from 32% from the prior year primarily due to higher COVID-19 claims and higher reserve increases from lower policy lapse rates.

This division incurred $36 million in COVID-19 net life claims, representing approximately 3% of premium, for the year ended December 31, 2021, compared with $18 million in COVID-19 net life claims during the prior year.

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

	2021	2020	2019	2021 Change	%	2020 Change	%
American Income	9,971	8,738	7,360	1,233	14	1,378	19

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including a customer relationship management (CRM) tool for the agency force. This tool is designed to drive productivity in lead distribution, conservation of business, manager dashboards and new agent recruiting. Additionally, this division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training and sales activity. Over the past year and through the pandemic, the agents have shifted to primarily a virtual experience with the customers and have generated a vast majority of its sales through virtual presentations. We find this flexibility to be enticing for new recruits as well as a driver of sustainability for our agency force.

The Direct to Consumer Division (DTC) offers adult and juvenile life insurance through a variety of marketing approaches, including direct mailings, insert media, and electronic media. In recent years, production from electronic media, which is comprised of sales through both the internet and inbound phone calls to our call center, has grown rapidly compared with direct mail response as management has aggressively increased marketing activities related to internet and mobile technology as well as focused on driving traffic to our inbound call center. This had been steadily increasing prior to COVID-19, but the pandemic accelerated this activity due in part to the awareness of needing life insurance from the effects of COVID-19. The different approaches support and complement one another in the division's efforts to reach the consumer. The DTC's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates.

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

The DTC division continued to see high demand of its life insurance products in the current year primarily through its internet and inbound phone channels as a result of the response from COVID-19. Our continued investments in technology have allowed us to successfully serve the higher demands for our products through the digital self-serve and phone channels.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

DTC net sales decreased 10% to $149 million for the year ended December 31, 2021 compared with $165 million in the prior year, primarily due to the record high net life sales in the prior year at the onset of the pandemic. We expect continued strong sales in 2022 due to the heightened awareness as to the benefits of life insurance.

DTC incurred $69 million of COVID-19 net life claims, representing approximately 7% of premium, in 2021 compared with $35 million in 2020. DTC’s underwriting margin, as a percent of premium, was 7% for the year ended December 31, 2021, which was lower than the 14% result in 2020 primarily due to higher COVID-19 net life claims in 2021.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency will help continue this growth. The underwriting margin as a percent of premium was 17%, down from 23% for the year ended 2020. The decrease is primarily attributable to higher than normal policy obligations during 2021 as a result of COVID-19. This division incurred $28 million of COVID-19 net life claims, representing approximately 9% of premium, for the year ended December 31, 2021 compared with $12 million in 2020. Net sales increased 30% in 2021 over 2020. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, total net life sales increased for the full year 2021. However, due to higher policy obligations as result of COVID-19, underwriting margin as a percent of premium was lower for the full year 2021 as compared with 2020.

Below is the average producing agent count at the end of the period for Liberty National Division. As the division continues to gain momentum in its sales and recruiting initiatives and advances its technology and CRM platform, the agency should see an increase in recruiting of new agents and an increase in the average producing agent count.

	2021	2020	2019	2021 Change	%	2020 Change	%
Liberty National	2,716	2,575	2,350	141	5	225	10

The Liberty National Division average producing agent count increased 5% in 2021. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $213 million of life premium income, or 7% of Globe Life's total in 2021, but contributed only 2% of net sales for the year.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 29% of our total premium in 2021, while the health underwriting margin accounted for 32% of total underwriting margin. Health underwriting margin increased 12% to $304 million primarily due to lower policy obligations. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	2021		2020		2019
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,201,676	100	$1,141,097	100	$1,077,346	100

Policy obligations	758,745	63	733,481	64	687,764	64
Required interest on reserves	(102,574)	(8)	(93,475)	(8)	(87,289)	(8)
Net policy obligations	656,171	55	640,006	56	600,475	56
Commissions, premium taxes, and non-deferred acquisition expenses	97,453	8	91,959	8	94,973	8
Amortization of acquisition costs	143,750	12	136,763	12	138,260	13
Total expense	897,374	75	868,728	76	833,708	77
Insurance underwriting margin	$304,302	25	$272,369	24	$243,638	23

Health premium increased 5% from $1.14 billion in 2020 to $1.20 billion in 2021. Health underwriting margin increased 12% from $272 million in 2020 to $304 million in 2021 primarily due to growth in premiums. Further discussion is included below by distribution channel.

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel for each of the last three years.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$481,614	40	$452,980	40	$416,582	39
Family Heritage	343,839	29	317,021	28	294,182	27
Liberty National	187,327	16	188,835	16	189,578	18
American Income	114,950	9	105,734	9	99,447	9
Direct to Consumer	73,946	6	76,527	7	77,557	7
Total	$1,201,676	100	$1,141,097	100	$1,077,346	100

Of total health premium of $1.2 billion, premium from limited-benefit plans comprise $639 million, or 53% of the total, for 2021 compared with $588 million in the prior year. Premium from Medicare Supplement products comprises the remaining 47% or $563 million for 2021 compared with $553 million in 2020. Annualized health premium in force was $1.29 billion at December 31, 2021, an increase of 8% over the prior year balance of $1.19 billion.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Presented below is a table of health net sales by distribution channel for the last three years.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$63,551	35	$61,690	35	$79,218	41
Family Heritage	72,600	39	70,665	40	65,626	34
Liberty National	26,512	14	22,905	13	24,504	13
American Income	18,230	10	18,817	10	18,059	10
Direct to Consumer	3,465	2	3,594	2	3,827	2
Total	$184,358	100	$177,671	100	$191,234	100

Of total net sales of $184 million, sales of limited-benefit plans comprise $118 million, or 64% of the total, for 2021 compared with $113 million in 2020. Medicare Supplement sales make up the remaining 36%, or $66 million for 2021 compared with $65 million in 2020.

The following table discloses first-year collected health premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$60,386	37	$79,628	45	$72,021	44
Family Heritage	57,427	36	54,242	31	50,204	31
Liberty National	20,348	13	20,169	11	19,698	12
American Income	18,939	12	18,536	11	17,142	11
Direct to Consumer	3,253	2	3,051	2	3,749	2
Total	$160,353	100	$175,626	100	$162,814	100

First-year collected premium related to limited-benefit plans comprise $99 million, or 62% of total first-year collected premium for 2021 compared with $93 million in 2020. First-year collected premium from Medicare Supplement policies make up the remaining 38%, or $61 million for 2021 compared with $83 million in 2020.

A discussion of health operations by distribution channel follows.

The United American Independent Agency consists of non-exclusive independent agencies who may also sell for other companies. The United American Independent Agency was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance, responsible for 82% of the Company's Medicare Supplement premium and 95% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 4% to $460 million in 2021 over the prior period net sales of $443 million. Medicare Supplement net sales increased 2% to $63 million in 2021 from the prior year. The Medicare Supplement market is highly competitive and thus sales will fluctuate over the years. Underwriting margin as a percent of premium was flat at 15% for 2021 compared with 2020.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
As discussed in Note 1—Significant Accounting Policies, the Company acquired Beazley Benefits, now rebranded as Globe Life Benefits, on August 1, 2021. Globe Life Benefits enhances the Company's presence in the worksite market by offering group supplemental health insurance solutions to employer groups through brokers. While the acquisition had an immaterial impact on year-to-date results, we are optimistic about Globe Life Benefits' ability to contribute additional health premium and profits in the future. Operating results for Globe Life Benefits are included as part of United American Division results.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 27%, up from 26% for the year ended December 31, 2020. The increase was primarily attributable to favorable claims experience.

The division experienced a 3% increase in net health sales in 2021 as compared with the 2020, primarily due to an increase in agent productivity and training. The division will continue to launch incentive programs to help drive an increase in productivity and the number of producing agents.

Below is the average producing agent count at the end of the indicated periods for the Family Heritage Division. While the agency has seen a decrease in agent count as compared with 2020, we anticipate that as COVID-19 and the job market stabilize, agent recruitment opportunities should increase.

	2021	2020	2019	2021 Change	%	2020 Change	%
Average producing agents	1,213	1,325	1,112	(112)	(8)	213	19

The Liberty National Division represented 16% of all Globe Life health premium income at $187 million in 2021. Liberty National markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of Liberty National’s health business is generated through worksite marketing targeting small businesses of 10 to 100 employees. In 2021, health premium income declined 1%. Liberty National's first-year collected premium increased 1% to $20.3 million in 2021 compared with $20.2 million in 2020. Health net sales for 2021 increased by $4 million or 16% from 2020. We anticipate an increase in net health sales going forward at this division as the Company becomes more able to interact face-to-face with customers.

Other distribution. While some of the Company's other distribution channels market health products, selling life insurance is the main emphasis. On a combined basis, they accounted for 15% of health premium in 2021 and 16% in 2020. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division markets primarily Medicare Supplements to employer or union-sponsored groups, adding $3 million of Medicare Supplement net sales in 2021 and $4 million in 2020.

ANNUITIES

Our fixed annuity balances at the end of 2021 and 2020 were $1.03 billion and $1.06 billion, respectively. Underwriting margin was $8.7 million for 2021 and $9.0 million for 2020.

We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

GL 2021 FORM 10-K

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $8.7 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted common share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands except per share data)

	2021	2020	2019
Net investment income	$952,447	$927,062	$910,459
Interest on net insurance policy liabilities:
Required interest on reserves	(877,822)	(833,000)	(796,979)
Required interest on deferred acquisition costs	247,389	237,066	228,431
Net required interest	(630,433)	(595,934)	(568,548)
Financing costs	(83,486)	(86,704)	(84,306)
Excess investment income	$238,528	$244,424	$257,605

Excess investment income per diluted common share	$2.31	$2.28	$2.31

Mean invested assets (at amortized cost)	$18,939,317	$17,987,502	$17,026,058
Average net insurance policy liabilities(1)	10,954,500	10,460,539	10,068,120
Average debt and preferred securities (at amortized cost)	2,053,935	1,859,298	1,650,081
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined $6 million or 2% during 2021. Excess investment income per diluted common share increased 1% during 2021. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Net investment income increased at a compound annual growth rate of 3% over the 3 years ending 2021 while mean invested assets increased at a compound rate of 5% during the same period. The tax equivalent effective annual yield rate earned on the fixed maturity portfolio was 5.21% in 2021. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at yields lower than our average portfolio yield. In addition, we have reinvested the proceeds from bonds that matured, were called, or were otherwise disposed of at yield rates less than the yield earned on these disposed bonds. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material negative impact on net investment income. In addition to fixed maturities, the Company has also invested in limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the investment funds for the year ended December 31, 2021 was 5.24%. See additional information in Note 4—Investments. The following chart presents the growth in net investment income and the growth in mean invested assets.

	2021	2020	2019
Growth in net investment income	2.7%	1.8%	3.2%
Growth in mean invested assets (at amortized cost)	5.3%	5.6%	4.8%

Should the current low interest rate environment continue, the growth of the Company's net investment income will be negatively impacted primarily due to the investment of new money and proceeds from dispositions at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new investments. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 140 to 145 basis points before the net unrealized gains on our fixed maturity portfolio as of December 31, 2021 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we do not intend to sell nor is it likely that management will be required to sell the fixed maturities prior to their anticipated recovery.

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

The great majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current GAAP accounting guidance for long-duration insurance products which mandate that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block of 5.8% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business.

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
strength of our underwriting margins, we do not expect an extended low interest rate environment will cause a loss recognition event.

Information about interest on net policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2021
Life and Health	$583,996	$9,912,914	5.9%
Annuity	46,437	1,041,586	4.5
Total	$630,433	$10,954,500	5.8
Increase in 2021	5.8%	4.7%
2020
Life and Health	$548,066	$9,391,680	5.8%
Annuity	47,868	1,068,859	4.5
Total	$595,934	$10,460,539	5.7
Increase in 2020	4.8%	3.9%
2019
Life and Health	$518,623	$8,947,308	5.8%
Annuity	49,925	1,120,812	4.5
Total	$568,548	$10,068,120	5.6
Increase in 2019	3.9%	3.3%

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	2021	2020	2019
Interest on funded debt	$78,183	$73,157	$69,844
Interest on term loan	—	4,193	3,262
Interest on short-term debt	5,270	9,302	11,165
Other	33	52	35
Financing costs	$83,486	$86,704	$84,306

In 2021, financing costs decreased 4% compared with prior year primarily due to rates on the short-term debt. The interest on funded debt was higher than the prior year as a result of the 2.15% Senior Note issued in August 2020. More information on our debt transactions are disclosed in the Financial Condition section of this report and in Note 11—Debt.

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

Despite our intent to hold fixed maturity investments for a long period of time, investments are occasionally sold, exchanged, called, or experience a credit loss event, resulting in a realized gain or loss. These sales are often in response to deterioration in credit quality of the issuer in effort to maximize risk-adjusted, capital-adjusted returns. We do not engage in trading investments for profit. Therefore, gains or losses, which occur in protecting the portfolio or its yield or which result from events that are beyond our control, are only secondary to our core insurance operations of providing insurance coverage to policyholders. In a bond exchange offer, bondholders may consent to exchange their existing bonds for another class of debt securities. The Company also has investments in certain limited partnerships, held under the fair value option, with fair value changes recognized in Realized gains (losses) in the Consolidated Statements of Operations.

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

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The following table summarizes our tax-effected realized gains (losses) by component for each of the three years ended December 31, 2021.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2021		2020		2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(8,100)	$(0.08)	$(28,844)	$(0.27)	$(1,933)	$(0.02)
Other(1)	35,684	0.34	11,712	0.11	17,223	0.16
Provision for credit losses	2,337	0.02	(2,643)	(0.03)	—	—
Fair value option—change in fair value	18,105	0.18	826	0.01	992	0.01
Other investments	6,194	0.06	17,034	0.16	9	—
Realized investment gains (losses)	54,220	0.52	(1,915)	(0.02)	16,291	0.15
Loss on redemption of debt	(7,358)	(0.07)	(501)	—	—	—
Total realized gains (losses)	$46,862	$0.45	$(2,416)	$(0.02)	$16,291	$0.15
(1)During the three years ended December 31, 2021, 2020, and 2019, the Company recorded $109.2 million, $219.8 million and $243.2 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $19.9 million, $6.2 million, and $16.2 million, respectively in realized gains (losses), net of tax.

Investment Acquisitions. Globe Life's investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally invest in securities with longer maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate since our expected future cash flows are generally stable and predictable and the likelihood that we will need to sell invested assets to raise cash is low.

During calendar years 2019 through 2021, Globe Life invested predominately in fixed maturity securities, primarily in corporate and municipal bonds with longer-term maturities. The following table summarizes selected information for fixed maturity investments. The effective annual yield shown is based on the acquisition price and call features, if any, of the securities. For non-callable bonds, the yield is calculated to maturity date. For callable bonds acquired at a premium, the yield is calculated to the earliest known call date and call price after acquisition ("first call date"). For all other callable bonds, the yield is calculated to maturity date.

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cost of acquisitions(1):
Investment-grade corporate securities	$566,400	$686,844	$922,927
Investment-grade municipal securities	434,482	543,088	627,967
Other investment-grade securities	10,465	34,171	10,483
Total fixed maturity acquisitions	$1,011,347	$1,264,103	$1,561,377

Effective annual yield (one year compounded)(2)	3.39%	3.73%	4.47%
Average life (in years to next call)	21.7	15.8	18.7
Average life (in years to maturity)	31.7	26.3	29.4
Average rating	A+	A	A
(1)Fixed maturity acquisitions included unsettled trades of $7 million in 2021, $2 million in 2020 and $8 million in 2019.
(2)Tax-equivalent basis, where the yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

For investments in callable bonds, the actual life of the investment will depend on whether the issuer calls the investment prior to the maturity date. Given our investments in callable bonds, the actual average life of our investments cannot be known at the time of the investment. Absent sales and "make-whole calls," however, the average life will not be less than the average life to next call and will not exceed the average life to maturity. Data for both of these average life measures is provided in the above chart.

During 2020 and 2021, acquisitions consisted of securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade. In addition to the fixed maturity acquisitions, Globe Life invested $258 million in other long-term investments in 2021 and $266 million in 2020. These investments include primarily investment funds. See Note—4 for further discussion.

New cash flow available for investment has been primarily provided through our insurance operations, cash received on existing investments, and proceeds from dispositions. While dispositions increase funds available for investment, as noted earlier in this discussion, they can also have a negative impact on investment income if the proceeds from the dispositions are reinvested at lower yields than the bonds that were disposed. Dispositions were $428 million in 2021 and $469 million in 2020.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's other investments in Other Investment Information within Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At December 31,
	2021	2020
Average annual effective yield(1)	5.17%	5.28%
Average life, in years, to:
Next call(2)	15.7	16.2
Maturity(2)	19.0	19.0
Effective duration to:
Next call(2,3)	10.6	11.0
Maturity(2,3)	12.2	12.3
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

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2021 and 2020.

Fixed Maturities by Sector
December 31, 2021
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,470	$3,825	$(4,807)	$56,488	$2,345,116	$513,844	$(5,553)	$2,853,407	13	13
Banks	26,980	614	—	27,594	983,317	207,466	(1,635)	1,189,148	6	6
Other financial	97,800	547	(1,103)	97,244	1,240,340	186,431	(2,161)	1,424,610	7	7
Total financial	182,250	4,986	(5,910)	181,326	4,568,773	907,741	(9,349)	5,467,165	26	26
Utilities
Electric	36,284	3,888	—	40,172	1,388,094	382,892	(395)	1,770,591	8	8
Gas and water	—	—	—	—	543,297	107,227	(617)	649,907	3	3
Total utilities	36,284	3,888	—	40,172	1,931,391	490,119	(1,012)	2,420,498	11	11
Industrial - Energy
Pipelines	85,222	11,051	(1,445)	94,828	918,746	203,324	(1,445)	1,120,625	5	5
Exploration and production	33,316	4,890	—	38,206	530,336	105,604	(238)	635,702	3	3
Oil field services	—	—	—	—	49,778	13,653	—	63,431	—	—
Refinery	—	—	—	—	89,032	24,199	—	113,231	1	1
Total energy	118,538	15,941	(1,445)	133,034	1,587,892	346,780	(1,683)	1,932,989	9	9
Industrial - Basic materials
Chemicals	—	—	—	—	673,699	145,114	(50)	818,763	4	4
Metals and mining	—	—	—	—	405,915	118,115	—	524,030	2	3
Forestry products and paper	—	—	—	—	65,608	15,946	—	81,554	—	—
Total basic materials	—	—	—	—	1,145,222	279,175	(50)	1,424,347	6	7
Industrial - Consumer, non-cyclical	84,106	13,059	(2,697)	94,468	2,256,802	475,012	(3,397)	2,728,417	13	13
Other industrials	25,565	3,182	—	28,747	1,254,243	286,889	(589)	1,540,543	7	7
Industrial - Transportation	25,555	5,588	—	31,143	559,399	135,581	(38)	694,942	3	3
Other corporate sectors	179,323	21,807	(3,429)	197,701	1,663,793	277,807	(9,288)	1,932,312	9	9
Total corporates	651,621	68,451	(13,481)	706,591	14,967,515	3,199,104	(25,406)	18,141,213	84	85
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	2,695,796	304,537	(8,203)	2,992,130	15	14
Collateralized debt obligations	36,468	27,037	—	63,505	36,468	27,037	—	63,505	—	—
Other asset-backed securities	13,457	—	(414)	13,043	104,905	3,701	(430)	108,176	1	1
Mortgage-backed securities(1)	—	—	—	—	238	25	—	263	—	—
Total fixed maturities	$701,546	$95,488	$(13,895)	$783,139	$17,804,922	$3,534,404	$(34,039)	$21,305,287	100	100
(1)Includes Government National Mortgage Association (GNMA).

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Fixed Maturities by Sector
December 31, 2020
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,658	$3,894	$(10,788)	$50,764	$2,275,843	$563,349	$(14,769)	$2,824,423	13	13
Banks	27,014	15	(456)	26,573	993,946	259,489	(1,050)	1,252,385	6	6
Other financial	114,919	271	(8,245)	106,945	1,134,414	193,975	(8,402)	1,319,987	7	6
Total financial	199,591	4,180	(19,489)	184,282	4,404,203	1,016,813	(24,221)	5,396,795	26	25
Utilities
Electric	50,663	6,289	—	56,952	1,438,796	476,744	(108)	1,915,432	9	9
Gas and water	—	—	—	—	536,664	131,851	—	668,515	3	3
Total utilities	50,663	6,289	—	56,952	1,975,460	608,595	(108)	2,583,947	12	12
Industrial - Energy
Pipelines	85,327	1,624	(2,309)	84,642	923,756	187,851	(2,423)	1,109,184	5	5
Exploration and production	104,719	5,980	(678)	110,021	555,796	121,940	(678)	677,058	3	3
Oil field services	—	—	—	—	49,799	13,613	—	63,412	—	—
Refinery	—	—	—	—	89,371	22,793	—	112,164	1	1
Driller	1,902	—	18	1,920	1,902	—	18	1,920	—	—
Total energy	191,948	7,604	(2,969)	196,583	1,620,624	346,197	(3,083)	1,963,738	9	9
Industrial - Basic materials
Chemicals	—	—	—	—	642,258	152,016	—	794,274	4	4
Metals and mining	—	—	—	—	406,564	144,110	—	550,674	2	3
Forestry products and paper	—	—	—	—	88,804	21,588	—	110,392	1	1
Total basic materials	—	—	—	—	1,137,626	317,714	—	1,455,340	7	8
Industrial - Consumer, non-cyclical	96,265	8,680	(1,903)	103,042	2,233,324	576,007	(2,070)	2,807,261	13	13
Other industrials	25,661	3,925	—	29,586	1,260,646	328,986	(6)	1,589,626	7	7
Industrial - Transportation	25,777	4,315	—	30,092	566,935	175,405	—	742,340	3	3
Other corporate sectors	179,878	17,459	(3,595)	193,742	1,489,113	329,254	(4,142)	1,814,225	9	9
Total corporates	769,783	52,452	(27,956)	794,279	14,687,931	3,698,971	(33,630)	18,353,272	86	86
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	2,313,855	341,176	(1,256)	2,653,775	13	13
Collateralized debt obligations	57,007	23,460	(8,869)	71,598	57,007	23,460	(8,869)	71,598	—	—
Other asset-backed securities	13,949	—	(2,727)	11,222	134,616	3,591	(3,778)	134,429	1	1
Mortgage-backed securities(1)	—	—	—	—	390	45	—	435	—	—
Total fixed maturities	$840,739	$75,912	$(39,552)	$877,099	$17,193,799	$4,067,243	$(47,533)	$21,213,509	100	100
(1)Includes GNMAs.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the December 31, 2021 fixed maturity portfolio, representing 84% of amortized cost, net and 85% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At December 31, 2021, the total fixed maturity portfolio consisted of 843 issuers.

Fixed maturities had a fair value of $21.3 billion at December 31, 2021, compared with $21.2 billion at December 31, 2020. The net unrealized gain position in the fixed-maturity portfolio decreased from $4.0 billion at December 31, 2020 to $3.5 billion at December 31, 2021 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at December 31, 2021 and December 31, 2020, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at December 31, 2021 and December 31, 2020, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $538 million at amortized cost, net of allowance for credit losses ($577 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At December 31, 2021
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$761,526	4	$867,728	4
AA	2,215,179	13	2,412,947	11
A	4,487,607	25	5,584,588	26
BBB+	3,779,051	21	4,616,977	22
BBB	4,289,044	24	5,174,667	24
BBB-	1,570,969	9	1,865,241	9
Total investment grade	17,103,376	96	20,522,148	96	A-

Below investment grade:
BB	537,064	3	583,608	3
B	128,402	1	136,026	1
Below B	36,080	—	63,505	—
Total below investment grade	701,546	4	783,139	4	BB-
	$17,804,922	100	$21,305,287	100

Weighted average composite quality rating					A-

GL 2021 FORM 10-K

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

The overall quality rating of the portfolio is A-, the same as year-end 2020. Fixed maturities rated BBB are 54% of the total portfolio at December 31, 2021 compared with 55% at year-end 2020. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of December 31, 2021. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$840,739	$674,155
Downgrades by rating agencies	—	230,334
Upgrades by rating agencies	(67,078)	(14,618)
Dispositions	(78,712)	(49,037)
Provision for credit losses	2,959	(3,346)
Amortization and other	3,638	3,251
Balance at end of period	$701,546	$840,739

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
losses, were 12% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of December 31, 2021. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

Market Risk Sensitivity. Globe Life's investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the Company’s investment portfolio. Since 94% of the carrying value of our investments is attributable to fixed maturity investments and these investments are predominately fixed-rate investments, the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio rising, and increases in interest rates cause the fair value to decline. Under normal market conditions, we are not concerned about unrealized losses that are interest rate driven since we would not expect to realize them. Globe Life does not intend to sell the securities prior to maturity and, likely, will not be required to sell the securities prior to recovery of amortized cost. The long-term nature of our insurance policy liabilities and strong operating cash-flow substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, as is permitted by GAAP, these liabilities are not recorded at fair value.

The following table illustrates the interest rate risk sensitivity of our fixed maturity portfolio at December 31, 2021 and 2020. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

	At December 31,
Change in Interest Rates(1)	2021	2020
(200)	$26,939,000	$26,976,000
(100)	23,916,000	23,874,000
0	21,305,000	21,214,000
100	19,045,000	18,926,000
200	17,082,000	16,953,000
(1) In basis points.

GL 2021 FORM 10-K

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

The following table is an analysis of operating expenses for the three years ended December 31, 2021.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2021		2020		2019
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$115,852	2.8	$105,935	2.8	$102,862	2.8
Other employee costs	41,841	1.0	39,885	1.0	34,947	1.0
Information technology costs	47,923	1.2	45,742	1.2	42,927	1.2
Legal costs	15,494	0.4	11,256	0.3	10,286	0.3
Other administrative costs	50,521	1.2	48,129	1.3	49,299	1.4
Total insurance administrative expenses	271,631	6.6	250,947	6.6	240,321	6.7

Parent company expense	9,553		9,891		10,260
Stock compensation expense	30,272		35,892		44,843
Administrative settlements	—		—		400
Legal proceedings	8,139		3,275		8,358
Non-operating expenses	2,434		1,033		643
Total operating expenses, per Consolidated Statements of Operations	$322,029		$301,038		$304,825

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Total insurance administrative expenses increase (decrease) over prior year	$20,684	8.2	$10,626	4.4	$16,380	7.3
Total operating expenses increase (decrease) over prior year	20,991	7.0	(3,787)	(1.2)	25,240	9.0

Total operating expenses increased 7% over the prior year period primarily due to an 8% increase in insurance administrative expenses. Insurance administrative expenses increased primarily due to higher employee-related expenses, including pension costs and information technology salaries. Pension expense increased due to the lower discount rate used to determine net periodic benefit costs in 2021 as compared to 2020. The decrease in stock-based compensation expense was primarily due to fewer performance based equity awards in 2021 as compared to the same period in 2020. Insurance administrative expenses as a percent of premium were in line with 2020.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed with the Board of Directors by management quarterly and annually reaffirmed by the Board of Directors. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flow at the Parent Company, general market conditions, and other alternative uses. The majority of these purchases are made from excess cash flow. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt, dividends paid to Parent Company shareholders, and other limited operating activities. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. On August 4, 2021, the Board of Directors reauthorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders.
The following table summarizes share purchase activity for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2021		2020		2019
Purchases with:	Shares	Amount	Shares	Amount	Shares	Amount
Share repurchase program	4,784	$455,030	4,459	$380,112	3,932	$350,080
Option proceeds	858	86,405	676	63,754	1,209	109,489
Total	5,642	$541,435	5,135	$443,866	5,141	$459,569

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow at the Parent Company.

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from multiple sources: positive cash flow from operations, a portfolio of marketable securities, a revolving credit facility, commercial paper and Federal Home Loan Bank (FHLB).

Insurance Subsidiary Liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Cash inflows for the insurance subsidiaries primarily include premium and investment income. In addition to investment income, maturities and scheduled repayments in the investment portfolio are cash inflows. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. A portion of the excess cash inflows in the current year will provide for the payment of future policy benefits and are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restrictions. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the leading source of the excess cash is investment income, a significant portion of the excess cash also comes from underwriting income due to our high underwriting margins and effective expense control. While the insurance subsidiaries routinely generate more operating cash inflows than cash outflows annually, the companies also have the entire available-for-sale fixed maturity investment portfolio available to create additional cash flows if required.

During the year, four of our insurance subsidiaries became members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low cost collateralized borrowings and funding agreements. While not a primary source of liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed. Refer to Note 11—Debt for further details.

GL 2021 FORM 10-K

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

	Year Ended December 31,
	(Amounts in Thousands)
	Projected 2022	2021	2020	2019
Liquidity Sources:
Dividends from Subsidiaries	$400,000	$478,535	$485,871	$479,988
Excess Cash Flows	285,000	370,120	387,606	374,232

For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 12—Shareholders' Equity. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. At December 31, 2021, the Parent Company had access to $119 million of invested cash, net intercompany receivables and other liquid assets. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a revolving credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While Globe Life can request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. As of December 31, 2021, we had available $295 million of additional borrowing capacity under this facility, compared with $360 million a year earlier. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. Globe Life has consistently been able to issue commercial paper as needed during the three years ended December 31, 2021. As discussed in Note 11—Debt, on September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020. The five-year credit agreement will now mature on September 30, 2026. As of December 31, 2021, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Globe Life to obtain third-party financing, which could cause an insignificant increase in financing costs. On October 26, 2021, the letters of credit were amended to reduce the amount outstanding from $135 million as of December 31, 2020 to $125 million at December 31, 2021.

The Parent Company expects to have readily available funds for 2022 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing. Refer to Note 6—Commitments and Contingencies and the discussion surrounding the Company's obligations over the next five years.

As noted above, the Parent Company had access to $119 million of liquid assets available as of December 31, 2021. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries due to adverse impacts of COVID-19.

Consolidated Liquidity. Consolidated net cash inflows provided from continuing operations were $1.44 billion in 2021, compared with $1.48 billion in 2020. In addition to cash inflows from operations, our companies received proceeds from maturities, calls, and repayments of fixed maturities in the amount of $311 million in 2021, compared

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
with $416 million in 2020. As noted under the caption Credit Facility in Note 11, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $161 million at the end of 2021 compared with $203 million at the end of 2020. In addition to these liquid assets, the entire $21.3 billion (fair value at December 31, 2021) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and intent to hold any securities until recovery or maturity. Our strong cash flows from operations, ongoing investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Debt: The carrying value of the long-term debt was $1.5 billion at December 31, 2021, which decreased from $1.7 billion a year earlier. A complete analysis and description of long-term debt issues outstanding is presented in Note 11—Debt.

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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2021, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company concludes that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. As of December 31, 2021, our consolidated Company Action Level RBC ratio was 315% compared with 309% in prior year.

In August 2021, the NAIC fully adopted new and expanded C-1 investment factors. The adoption of these factors resulted in higher amounts of required capital related to our investment portfolio. In addition to the expanded C-1 factors, additional capital was needed by the end of the year to support higher sales levels, growth of our in-force business, higher COVID-19 net life claims, and the acquisition of Beazley Benefits. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Shareholder's Equity: As noted under the caption Analysis of Share Purchases within this report, we have an ongoing share repurchase program.

Globe Life has continually increased the quarterly dividend on its common shares over the past three years.

	Year Ended December 31,
	Projected 2022	2021	2020	2019
Quarterly dividend by annual year	$0.2075	$0.1975	$0.1875	$0.1725

Shareholders’ equity was $8.6 billion at December 31, 2021, compared with $8.8 billion at December 31, 2020, a decrease of $128 million or 1%. Since December 31, 2020, shareholders’ equity was reduced by $409 million due to after-tax unrealized losses in the fixed-maturity portfolio as interest rates increased over the period offset by $745 million of net income during this period. In addition, shareholders' equity was reduced by $455 million in share

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
purchases under the repurchase program and an additional $86 million in share purchases to offset the dilution from stock option exercises.

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

As discussed in Note 1—Significant Accounting Policies, the Company will adopt ASU 2018-12, Financial Services–Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), effective on January 1, 2023. The accounting adoption will have no economic impact on the cash flows of our business nor influence our business model of providing basic protection oriented products to the underserved and low to middle-income market. In addition, the adoption will not impact our capital management philosophies. It will, however, modify the timing of when profits emerge on our insurance policies. We are anticipating GAAP net income and net operating income to increase under the new standard primarily due to the significant reduction in DAC amortization in the near or intermediate term. With respect to equity, we anticipate a significant decrease as a result of the requirement to use current discount rates to remeasure the policy liabilities and record the offset through AOCI at adoption. Since current rates (upper-medium grade) are lower than the locked-in rates assumed in valuing our policy liabilities, we will have unrealized interest rate loss recognized through AOCI.

We maintain a significant available-for-sale fixed maturity portfolio to support our insurance policy liabilities. Current accounting guidance requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio can result from changes in market rates.

While a majority of invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as that of assets, with changes in value applied directly to shareholders’ equity. Due to the size of our policy liabilities in relation to our shareholders’ equity, an inconsistency exists in measurement, which may have a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios. Due to the long-term nature of our fixed maturities and liabilities and the strong cash flows consistently generated by our insurance subsidiaries, we have the intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by market rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

GL 2021 FORM 10-K

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

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	December 31, 2021		December 31, 2020		December 31, 2019
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$21,305,287	$3,500,365	$21,213,509	$4,019,710	$18,907,147	$2,491,371
Deferred acquisition costs(2)	4,914,728	(4,327)	4,595,444	(5,955)	4,341,941	(7,488)
Total assets	29,768,048	3,496,038	29,046,731	4,013,755	25,977,460	2,483,883
Short-term debt	479,644	—	254,918	—	298,738	—
Long-term debt	1,546,494	—	1,667,886	—	1,348,988	—
Shareholders' equity	8,642,806	2,761,870	8,771,092	3,170,866	7,294,307	1,962,268

Book value per diluted share	85.97	27.47	83.19	30.07	66.02	17.76
Debt to capitalization(3)	19.0%	(6.6)%	18.0%	(7.6)%	18.4%	(5.2)%

Diluted shares outstanding	100,535		105,429		110,494
Actual shares outstanding	99,567		103,797		107,720
(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following table presents these ratings for our five largest insurance subsidiaries at December 31, 2021.

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

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

OTHER ITEMS

Litigation. For more information concerning litigation, please refer to Note 6—Commitments and Contingencies.

CRITICAL ACCOUNTING POLICIES

Application of Critical Accounting Estimates. The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews these key estimates and assumptions used in the preparation of financial statements on a timely basis. If management determines that modifications are necessary due to current facts and circumstances, the Company’s results of operations and financial position as reported in the consolidated financial statements could possibly change significantly.

The following accounting policies are deemed critical to the preparation of the financial statements and include accounting estimates that management believes are most subjective or have complex judgments.

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

Approximately 90% of our liabilities for future policy benefits at December 31, 2021 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies.

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

Refer to Note 1—Significant Accounting Policies for discussion on the significant changes to future policy benefits with an effective date of January 1, 2023.

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

Over 99% of our deferred acquisition costs at December 31, 2021 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2021.

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Less than 1% of deferred acquisition costs pertain to deposit business for which deferred acquisition costs are amortized over the estimated lives of the contracts.

Policy Claims and Other Benefits Payable. This liability consists of known benefits currently payable and an estimate of claims that have been incurred but not yet reported to us. The estimate of unreported claims is based on prior experience and is made after careful evaluation of all information available to us. However, the factors upon which these estimates are based can be subject to change from historical patterns. Factors involved include the litigation environment, regulatory mandates, and the introduction of policy types for which claim patterns are not well established, and medical trend rates and medical cost inflation as they affect our health claims. Changes in these estimates, if any, are reflected in the earnings of the period in which the adjustment is made. The Company concludes that the estimates used to produce the liability for claims and other benefits, including the estimate of unsubmitted claims, are the most appropriate under the circumstances. However, there is no certainty that the resulting stated liability will be our ultimate obligation. At this time, we do not expect any change in this estimate to have a material impact on earnings or financial position consistent with our historical experience. There were no significant changes in the claims process in the current year.

Valuation of Fixed Maturities. We hold a substantial investment in high-quality fixed maturities to provide for the funding of our future policy contractual obligations over long periods of time. While these securities are generally expected to be held to maturity, they are classified as available for sale and are sold from time to time to maximize risk-adjusted, capital-adjusted returns. We report this portfolio at fair value. Fair value is the price that we would expect to receive upon sale of the asset in an orderly transaction. The fair value of the fixed maturity portfolio is primarily affected by changes in interest rates in financial markets. Because of the size of our fixed maturity portfolio and the long average life, small changes in rates can have a significant effect on the portfolio and the reported financial position of the Company. This impact is disclosed in 100 basis point increments under the caption Market Risk Sensitivity in this report. However, as discussed under the caption Financial Condition in this report, the Company regards these unrealized fluctuations in value as having no meaningful impact on our actual financial condition and, as such, we remove them from consideration when viewing our financial position and financial ratios.

At times, the values of our fixed maturities can also be affected by illiquidity in the financial markets. Illiquidity would contribute to a spread widening, and accordingly to unrealized losses, on many securities that we would expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed maturity investments is presented in Note 1—Significant Accounting Policies and in Note 4—Investments under the captions Fair Value Measurements in both notes. There were no significant changes in the valuation process in the current year.

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

GL 2021 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Defined benefit pension plans. We maintain funded defined benefit plans covering most full-time employees. We also have an unfunded nonqualified defined benefit plan covering a limited number of officers. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2021, our gross liability under these plans was $779 million, but was offset by assets of $598 million.

The actuarial assumptions used in determining our obligations/expenses for pensions include: employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. Additionally, a corridor approach is used to amortize any unrecognized gains or losses outside the corridor (the standard 10% of the greater of plan PBO and fair value assets) and have an amortization service period of approximately nine years. These assumptions have an important effect on the pension obligation. A decrease in the discount rate will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2021 and projected benefit obligation as of December 31, 2021.

Pension Assumptions
(Dollar amounts in thousands)

Assumption	Change(1)	Impact on Expense	Impact on Projected Benefit Obligation
Discount Rate(2):
Increase	25	$(4,187)	$(30,692)
Decrease	(25)	4,442	32,660
Expected Return(3):
Increase	25	(1,333)	—
Decrease	(25)	1,333	—
(1)In basis points.
(2)The discount rate for determining the net periodic benefit cost was 2.92% for 2021. The discount rate used for determining the projected benefit obligation as of December 31, 2021 was 3.19%.
(3)The expected long-term return rate assumed was 6.67%, consistent with prior year. Management considers both historical and future yields to determine the expected return.

The Company determines mortality assumptions through the use of published mortality tables that reflect broad-based studies of mortality and published longevity improvement scales.

The criteria used to determine the primary assumptions are discussed in Note 9—Postretirement Benefits. While we have used our best efforts to determine the most reliable assumptions, given the information available from Company experience, economic data, independent consultants and other sources, we cannot be certain that actual results will be the same as expected. The assumptions are reviewed annually and revised, if necessary, based on more current information available to us. Note 9—Postretirement Benefits also contains information about pension plan assets, investment policies, and other related data. There were no significant changes in the assumptions in the current year.

GL 2021 FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements Index

GL 2021 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globe Life Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Investments in fixed maturities classified as available for sale are reported at fair value in the financial statements. The investments without readily determinable market values are valued using significant unobservable inputs such as credit ratings and discount rates. The balance of investments without readily determinable market values was $705 million as of December 31, 2021. These inputs involve considerable judgment by management.

GL 2021 FORM 10-K

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 2022

We have served as the Company’s auditor since 1999.

GL 2021 FORM 10-K

Globe Life Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2021	2020
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2021—$17,805,309; 2020—$17,197,145, allowance for credit losses: 2021— $387; 2020— $3,346)	$21,305,287	$21,213,509
Policy loans	589,634	584,379
Other long-term investments (includes: 2021—$640,263; 2020—$385,038 under the fair value option)	793,925	546,981
Short-term investments	69,145	107,782
Total investments	22,757,991	22,452,651
Cash	92,163	94,847
Accrued investment income	251,307	248,991
Other receivables	487,443	474,180
Deferred acquisition costs	4,914,728	4,595,444
Goodwill	481,791	441,591
Other assets	782,625	739,027
Total assets	$29,768,048	$29,046,731
Liabilities:
Future policy benefits	$16,034,727	$15,243,536
Unearned and advance premium	65,472	61,728
Policy claims and other benefits payable	412,940	399,507
Other policyholders' funds	98,935	97,968
Total policy liabilities	16,612,074	15,802,739
Current and deferred income taxes	1,765,021	1,833,723
Short-term debt	479,644	254,918
Long-term debt (estimated fair value: 2021—$1,667,009; 2020—$1,871,754)	1,546,494	1,667,886
Other liabilities	722,009	716,373
Total liabilities	21,125,242	20,275,639
Commitments and Contingencies (Note 6)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2021 and 2020	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2021—109,218,183 issued; 2020—113,218,183 issued)	109,218	113,218
Additional paid-in-capital	520,564	527,435
Accumulated other comprehensive income (loss)	2,677,583	3,029,244
Retained earnings	6,182,100	5,874,109
Treasury stock, at cost: (2021—9,650,845 shares; 2020—9,420,699 shares)	(846,659)	(772,914)
Total shareholders' equity	8,642,806	8,771,092
Total liabilities and shareholders' equity	$29,768,048	$29,046,731

See accompanying Notes to Consolidated Financial Statements.

GL 2021 FORM 10-K

Globe Life Inc.
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Life premium	$2,898,210	$2,672,804	$2,517,784
Health premium	1,201,676	1,141,097	1,077,346
Other premium	1	4	4
Total premium	4,099,887	3,813,905	3,595,134

Net investment income	952,447	927,062	910,459
Realized gains (losses)	59,319	(4,371)	20,621
Other income	1,216	1,325	1,318
Total revenue	5,112,869	4,737,921	4,527,532

Benefits and expenses:
Life policyholder benefits	2,071,810	1,809,373	1,638,053
Health policyholder benefits	758,745	733,481	687,764
Other policyholder benefits	29,061	30,030	31,532
Total policyholder benefits	2,859,616	2,572,884	2,357,349

Amortization of deferred acquisition costs	603,838	575,770	551,726
Commissions, premium taxes, and non-deferred acquisition costs	331,510	304,841	298,047
Other operating expense	322,029	301,038	304,825
Interest expense	83,486	86,704	84,306
Total benefits and expenses	4,200,479	3,841,237	3,596,253

Income before income taxes	912,390	896,684	931,279
Income tax benefit (expense)	(167,431)	(164,911)	(170,397)
Income from continuing operations	744,959	731,773	760,882

Income (loss) from discontinued operations, net of tax	—	—	(92)
Net income	$744,959	$731,773	$760,790

Basic net income (loss) per common share:
Continuing operations	$7.30	$6.90	$6.97
Discontinued operations	—	—	—
Total basic net income per common share	$7.30	$6.90	$6.97

Diluted net income (loss) per common share:
Continuing operations	$7.22	$6.82	$6.83
Discontinued operations	—	—	—
Total diluted net income per common share	$7.22	$6.82	$6.83

See accompanying Notes to Consolidated Financial Statements.

GL 2021 FORM 10-K

Globe Life Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$744,959	$731,773	$760,790

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(492,267)	1,493,200	1,959,596
Other reclassification adjustments included in net income	(31,710)	32,809	(13,837)
Foreign exchange adjustment on fixed maturities recorded at fair value	4,632	2,330	1,151
Unrealized gains (losses) on fixed maturities	(519,345)	1,528,339	1,946,910

Unrealized gains (losses) on other investments	—	(18,306)	11,255
Total unrealized investment gains (losses)	(519,345)	1,510,033	1,958,165
Less applicable tax (expense) benefit	109,063	(317,111)	(411,213)
Unrealized gains (losses) on investments, net of tax	(410,282)	1,192,922	1,546,952

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	1,628	1,533	(2,218)
Less applicable tax (expense) benefit	(342)	(321)	465
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	1,286	1,212	(1,753)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(4,955)	14,230	7,042
Less applicable tax (expense) benefit	1,040	(2,986)	(1,479)
Foreign exchange translation adjustments, other than securities, net of tax	(3,915)	11,244	5,563

Pension:
Amortization of pension costs	20,797	16,632	8,474
Plan amendments	(4,565)	—	—
Experience gain (loss)	61,299	(43,169)	(40,636)
Pension adjustments	77,531	(26,537)	(32,162)
Less applicable tax (expense) benefit	(16,281)	5,573	6,755
Pension adjustments, net of tax	61,250	(20,964)	(25,407)

Other comprehensive income (loss)	(351,661)	1,184,414	1,525,355
Comprehensive income (loss)	$393,298	$1,916,187	$2,286,145

See accompanying Notes to Consolidated Financial Statements.

GL 2021 FORM 10-K

Globe Life Inc.
Consolidated Statements of Shareholders' Equity
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Year Ended December 31, 2019
Balance at December 31, 2018	$—	$121,218	$524,414	$319,475	$5,213,468	$(763,398)	$5,415,177
Adoption of ASU 2016-02	—	—	—	—	(392)	—	(392)
Balance at January 1, 2019	—	121,218	524,414	319,475	5,213,076	(763,398)	5,414,785
Comprehensive income (loss)	—	—	—	1,525,355	760,790	—	2,286,145
Common dividends declared ($0.69 per share)	—	—	—	—	(75,060)	—	(75,060)
Acquisition of treasury stock	—	—	—	—	—	(459,569)	(459,569)
Stock-based compensation	—	—	25,132	—	(6,817)	26,528	44,843
Exercise of stock options	—	—	—	—	(51,892)	135,055	83,163
Retirement of treasury stock	—	(4,000)	(17,992)	—	(288,768)	310,760	—
Balance at December 31, 2019	—	117,218	531,554	1,844,830	5,551,329	(750,624)	7,294,307

Year Ended December 31, 2020
Adoption of ASU 2016-13	—	—	—	—	(454)	—	(454)
Balance at January 1, 2020	—	117,218	531,554	1,844,830	5,550,875	(750,624)	7,293,853
Comprehensive income (loss)	—	—	—	1,184,414	731,773	—	1,916,187
Common dividends declared ($0.75 per share)	—	—	—	—	(79,067)	—	(79,067)
Acquisition of treasury stock	—	—	—	—	—	(443,866)	(443,866)
Stock-based compensation	—	—	14,410	—	(482)	21,964	35,892
Exercise of stock options	—	—	—	—	(26,908)	75,001	48,093
Retirement of treasury stock	—	(4,000)	(18,529)	—	(302,082)	324,611	—
Balance at December 31, 2020	—	113,218	527,435	3,029,244	5,874,109	(772,914)	8,771,092

Year Ended December 31, 2021
Balance at January 1, 2021	—	113,218	527,435	3,029,244	5,874,109	(772,914)	8,771,092
Comprehensive income (loss)	—	—	—	(351,661)	744,959	—	393,298
Common dividends declared ($0.79 per share)	—	—	—	—	(80,247)	—	(80,247)
Acquisition of treasury stock	—	—	—	—	—	(541,435)	(541,435)
Stock-based compensation	—	—	12,103	—	—	18,169	30,272
Exercise of stock options	—	—	—	—	(29,398)	99,224	69,826
Retirement of treasury stock	—	(4,000)	(18,974)	—	(327,323)	350,297	—
Balance at December 31, 2021	$—	$109,218	$520,564	$2,677,583	$6,182,100	$(846,659)	$8,642,806

See accompanying Notes to Consolidated Financial Statements.

GL 2021 FORM 10-K

Globe Life Inc.
Consolidated Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$744,959	$731,773	$760,790
Adjustments to reconcile net income from continuing operations to cash provided from continuing operations:
Loss (income) from discontinued operations, net of income taxes	—	—	92
Increase (decrease) in future policy benefits	854,770	798,936	661,567
Increase (decrease) in other policy benefits	18,144	33,810	15,900
Deferral of policy acquisition costs	(906,247)	(822,985)	(753,661)
Amortization of deferred policy acquisition costs	603,838	575,770	551,726
Change in current and deferred income taxes	71,919	88,157	68,588
Realized (gains) losses	(59,319)	4,371	(20,621)
Other, net	109,616	66,602	62,194
Net cash provided from (used for) continuing operations	1,437,680	1,476,434	1,346,575
Net cash provided from (used for) discontinued operations	—	—	17,299
Cash provided from (used for) operating activities	1,437,680	1,476,434	1,363,874

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	116,656	52,681	79,108
Fixed maturities available for sale—matured or other redemptions	310,991	416,321	840,222
Other long-term investments	36,346	42,990	5,134
Total investments sold or matured	463,993	511,992	924,464
Acquisition of investments:
Fixed maturities—available for sale	(1,004,384)	(1,262,434)	(1,552,956)
Other long-term investments	(258,296)	(266,230)	(123,332)
Total investments acquired	(1,262,680)	(1,528,664)	(1,676,288)
Net (increase) decrease in policy loans	(5,255)	(8,887)	(25,426)
Net (increase) decrease in short-term investments	38,637	(69,497)	34,003
Additions to properties	(38,244)	(41,756)	(42,203)
Other investing activities	(56,700)	(7,051)	32
Investments in low-income housing interests	(53,121)	(37,867)	(23,893)
Cash provided from (used for) investing activities	(913,370)	(1,181,730)	(809,311)

Cash provided from (used for) financing activities:
Issuance of common stock	69,826	48,093	83,163
Cash dividends paid to shareholders	(80,043)	(78,192)	(74,188)
Repayment of debt	(300,000)	(386,875)	(6,875)
Proceeds from issuance of debt	325,000	700,000	—
Payment for debt issuance costs	(7,687)	(5,844)	—
Net borrowing (repayment) of commercial paper	74,974	(34,445)	(11,610)
Acquisition of treasury stock	(541,435)	(443,866)	(459,569)
Net receipts (payments) from deposit-type products	(64,238)	(72,928)	(121,429)
Cash provided from (used for) financing activities	(523,603)	(274,057)	(590,508)

Effect of foreign exchange rate changes on cash	(3,391)	(1,733)	(9,148)
Net increase (decrease) in cash	(2,684)	18,914	(45,093)
Cash at beginning of year	94,847	75,933	121,026
Cash at end of year	$92,163	$94,847	$75,933

See accompanying Notes to Consolidated Financial Statements.

GL 2021 FORM 10-K

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

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See further documentation in the significant accounting policies or the accompanying notes.

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

Acquisition: On August 1, 2021, the Company acquired Beazley Benefits, an operating unit of Beazley Insurance Company, Inc. for $59.2 million. This business will enhance our ability to reach the worksite market. In conjunction with this agreement, the Company also executed a 100% coinsurance agreement assuming the remaining inforce business produced by the unit. The acquisition was accounted for under the purchase method of accounting as required by GAAP. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The goodwill related to the purchase is due to expected synergies as a result of combining operations with other factors. The results of operations since the acquisition date have been consolidated. The cash flows associated with the purchase are recorded in the Consolidated Statement of Cash Flows in "Other investing activities."

GL 2021 FORM 10-K

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

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Each limited partnership investment is evaluated under applicable GAAP to determine if it is a variable interest entity (VIE) and would qualify for consolidation. Only primary beneficiaries are required or allowed to consolidate VIEs. The investments are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Globe Life's involvement is limited to its limited partnership interest in the entities. The Company has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value. The Company has approximately 1% of total assets in low-income housing tax credits and certain limited partnerships (investment funds) that qualify as unconsolidated VIEs.

The limited partnership investments are reported at the Company's pro-rata share of the investment fund's net asset value or its equivalent (NAV), as a practical expedient for fair value. Operating results provided by the partnerships can be on a lag up to 3 months; however, the Company makes adjustments for any material transactions occurring within the lag period. Changes in the net asset value are recorded in "Realized gains (losses)" on the Consolidated Statements of Operations. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. Periodic distributions are recorded in net investment income until cumulative distributions exceed our pro-rata share of cumulative operating earnings at which point the distributions will reduce carrying value. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. The Company had $234 million of capital called during the year from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $450 million as of December 31, 2021.

Commercial mortgage loan participations, a type of investment where the mortgage loan is shared among investors, are accounted for as financing receivables. The commercial mortgage loans are managed by a third-party. The Company purchased the legal rights to interests in commercial mortgage loans which are secured by transitional properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of three years with the option to extend up to two years. The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses. Interest income, net of the amortization of origination fees, is recorded in "Net investment income" under the effective yield method. Our unfunded commitment balance to the commercial loan borrowers was $29 million as of December 31, 2021.

"Short-term investments" include investments in interest-bearing assets with original maturities of twelve months or less. Gains and losses realized on the disposition of investments are determined on a specific identification basis.

GL 2021 FORM 10-K

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

The great majority of Globe Life's "fixed maturities" are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2021, the Company's investments in fixed maturities were primarily composed of the following significant security types: corporate securities, state and municipal securities, U.S. government direct, guaranteed, and government-sponsored enterprises securities. The remaining security types represented approximately 1% of the total in the aggregate.

Approximately 97% of the fair value of "fixed maturities" reported at December 31, 2021 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers, but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

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

GL 2021 FORM 10-K

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

The fair values of Globe Life's long and short term debt issues are based on the same methodology as investments in fixed maturities. At December 31, 2021, observable inputs were available for these debt securities and as such were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2021 is disclosed in Note 11—Debt.

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

GL 2021 FORM 10-K

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

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Current Expected Credit Loss Reserve (commercial mortgage loans): The Company evaluates the performance and credit quality of the commercial mortgage loan portfolio at least on a quarterly basis, or as needed, by utilizing common metrics such as loan-to-value or debt-service ratios as well as covenants, local market conditions, borrower quality, and underlying collateral. The fair value of the underlying collateral is based on a third-party appraisal of the property at origination of the loan. The fair value is assessed on an annual basis or more frequently when a loan is materially underperforming, 30 days delinquent, or in technical default. The Company determines the probability of estimated losses for the commercial mortgage loan portfolio on a pool basis each quarter and records an allowance. The allowance for credit losses is based on estimates, historical experience, probability of loss, value of the underlying collateral, and macro factors that affect the collectability of the loan. Each loan within the pool is assigned a risk rating (credit quality indicator) of low, medium, and high based on risk and expected future performance. A loan that is assigned as high risk would have a higher probability of a potential principal loss. The assigned risk category and the estimated loss rate is adjusted each quarter for current and forecasted economic factors management believes are relevant.

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

"Accrued investment income" also consists of interest income earned on the commercial mortgage loan portfolio, but which is yet to be received as of the balance sheet date. Accrued investment income will be placed in nonaccrual status at the time the loan is 90 days delinquent or otherwise deemed to be uncollectible by management. Any currently accrued investment income will subsequently be written off. As of December 31, 2021, the accrued interest receivable for commercial mortgage loans was $389 thousand. Commercial mortgage loans generally pay interest monthly, therefore accrued interest is typically for a period of less than 30 days.

As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the investment and separately reports it in another financial statement line item, "Accrued investment income." Additionally, the amount will be excluded from disclosures within Note 4—Investments.

Other Receivables: Agent debit balances primarily represent commissions advanced to insurance agents, a common industry practice. These balances are repaid to the Company over time, generally one year, as the premiums associated with the advanced commissions are collected by the Company and a portion of the agents' commissions on such premiums are retained in order to repay the balances. The balances were $467 million at December 31, 2021 and $456 million at December 31, 2020. When an agent sells a policy, commissions are advanced to the agent, and the collection of the advance is made as long as the policy stays in force. While there is a susceptibility to loss should an agent terminate or excessive policy lapses occur, the ability of the Company to continue to collect an agent's commission streams over time from prior sales of policies reduces the Company's exposure to loss.

The Company has a very low inherent risk with regards to the collection of agent debit balances and views these balances as recoverable since they are, in aggregate, less than the estimated present value of future commissions discounted at a conservative rate which includes assumptions for lapses and mortality. The Company’s security, or collateral, is in the form of future commission streams collected over the life of the policies sold by the respective agents, which ultimately revert to the Company in the event an agent is terminated. The Company evaluated the agent debit balances on a pool basis to determine the allowance for credit losses, as the loans have similar characteristics. A provision for credit losses will be recorded in "Realized gains (losses)" on the Consolidated Statements of Operations and the asset balance will be reflected in agent debit balances, net of allowance for credit losses ("Other receivables"). Based on factors considered by management, there were no additional credit losses

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
recorded during the year ended December 31, 2021. As of December 31, 2021, the allowance for credit losses was $1.2 million.

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

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Direct to Consumer advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Direct to Consumer advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of DAC. Additionally, they are amortized in the same manner as other DAC. Direct to Consumer advertising costs charged to earnings and included in other operating expense were $10.0 million, $9.8 million, and $9.5 million in 2021, 2020, and 2019, respectively. Unamortized capitalized advertising costs included within DAC were $1.4 billion at December 31, 2021 and $1.4 billion at December 31, 2020.

Goodwill: The excess cost of a business acquired over the fair value of net assets acquired is reported as goodwill. In accordance with the guidance, goodwill is subject to impairment testing on an annual basis, or whenever potential impairment triggers occur. Impairment testing involves the performance of a qualitative analysis, which involves assessing current events and circumstances to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event the fair value is less than the carrying value, further testing is required to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of the test. Globe Life tests its goodwill annually as of June 30th for each of the years 2019 through 2021. The Company's goodwill was not impaired in any of those periods.

Low-Income Housing Tax Credit Interests: Globe Life invests in limited partnerships that provide low-income housing tax credits and other related federal income tax benefits to the Company. Globe Life holds passive interests in limited partnerships that provide investment returns through the provision of tax benefits (principally from the transfer of federal or state tax credits related to federal low-income housing). These investments are considered to be VIEs and do not qualify for consolidation. The carrying value of the Company's investment in these entities was

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
$328 million and $306 million at December 31, 2021 and 2020, respectively, and was included in "Other assets" on the Consolidated Balance Sheets. As of December 31, 2021, Globe Life was obligated under future commitments of $177 million, which are recorded in "Other liabilities". For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization, while the proportional method of amortization is utilized for all non-guaranteed and guaranteed investments acquired on or after January 1, 2015. All amortization expense is recorded in "Income tax benefit (expense)" on the Consolidated Statements of Operations.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less accumulated depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to ten years for equipment and fifteen to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $378 million at December 31, 2021 and $350 million at December 31, 2020. Accumulated depreciation was $173 million at the end of 2021 and $164 million at the end of 2020. Depreciation expense was $20 million in 2021, $17 million in 2020, and $16 million in 2019. Internally generated software costs are expensed as incurred in the preliminary project phase and post-implementation phase, and are capitalized during the application development stage. Additionally, implementation costs incurred in a hosting arrangement that is a service contract are capitalized.

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

Reinsurance: In the normal course of business, Globe Life insurance subsidiaries will enter into reinsurance agreements to limit their exposure to the risk of loss as well as enhance their capital position. To qualify for reinsurance accounting in accordance with applicable guidance, the assuming company (reinsurer) must have the “reasonable possibility” that it may realize a “significant loss.” In instances where the ceding company does not transfer significant insurance risk to the reinsurer, deposit accounting is utilized. Deposits received are reported in Other Assets on the Consolidated Balance Sheets rather than income in the Consolidated Statements of Operations. As amounts are paid or received in accordance with the agreements, the deposit balance will be adjusted. Any risk charges payable related to reinsurance agreements where deposit accounting is applicable are recorded as an Other Liability.

Unearned and Advanced Premium: Premium collected from both life and health policies that have not been earned and recognized in accordance with applicable GAAP. Refer to Recognition of Premium Revenue below.

GL 2021 FORM 10-K

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

Current and Deferred Income Taxes: Current and deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement book values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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

Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized evenly over the contract period and when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $14.2 million, $14.7 million, and $15.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Other premium consists of annuity policy charges in each year. For most insurance products, the related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of DAC in a manner which recognizes profits as they are earned over the revenue recognition period. For limited-payment life insurance products, the profits are recognized over the contract period.

Stock-Based Compensation: Globe Life accounts for stock-based compensation by recognizing an expense in the consolidated financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

The fair value method requires the use of an option valuation model to value employee stock options. Globe Life has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2019 through 2021 is as follows:

	2021	2020	2019
Volatility factor	21.8%	15.7%	15.7%
Dividend yield	0.8%	0.7%	0.8%
Expected term (in years)	5.11	5.12	5.10
Risk-free rate	0.6%	1.2%	2.5%

GL 2021 FORM 10-K

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

GL 2021 FORM 10-K

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

On an annual basis, the Company will be required to update cash flow assumptions such as mortality, morbidity, and persistency, which are recorded in net income. On a quarterly basis, the future policy benefits will be remeasured utilizing an upper-medium grade fixed income instrument yield and the effects of the change will be recognized in accumulated other comprehensive income (AOCI).	As a result of the issuance of ASU 2020-11 in November 2020, the effective date for this standard was changed to January 1, 2023. Early adoption is available.	The Company does not expect to early adopt ASU 2018-12 and has selected a modified retrospective transition method upon adoption as of the transition date of January 1, 2021.

Due to the overall nature of this standard, the impact on the consolidated financial statements is expected to be significant. At the transition date, the Company expects a significant decrease in accumulated other comprehensive income due to the requirement to re-measure policy liabilities using an interest rate currently lower than what is used in valuing the policy liabilities under existing guidance. In addition, the new guidance requires the removal of interest on our DAC asset and changes the related amortization of the asset. These changes are expected to result in a significant reduction to DAC amortization in the near to intermediate term.

While the requirements of the new guidance represent a significant change from existing GAAP, the new guidance will not impact capital and surplus or net income under statutory accounting practices, cash flows on our policies, or the underlying economics of our business.

Significant progress has been made by the Company in order to timely adopt the new guidance, including validating computations, establishing proper controls, finalizing accounting policies, and preparing financial disclosures. The Company anticipates providing quantitative estimates of the impact of adoption of the ASU later this year once we have properly tested our models and assumptions and determined the appropriate discount rates.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 2—Statutory Accounting

Life insurance subsidiaries of Globe Life are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2021	2020	2019	2021	2020
Life insurance subsidiaries	$373,703	$441,589	$462,515	$1,523,247	$1,408,281

The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to the Parent Company without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $563 million at December 31, 2021. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders' Equity.

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

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2019 through 2021:

	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
For the year ended December 31, 2019:
Balance at January 1, 2019	$435,698	$(4,163)	$6,495	$(118,555)	$319,475
Other comprehensive income (loss) before reclassifications, net of tax	1,557,883	(1,753)	5,563	(32,102)	1,529,591
Reclassifications, net of tax	(10,931)	—	—	6,695	(4,236)
Other comprehensive income (loss)	1,546,952	(1,753)	5,563	(25,407)	1,525,355
Balance at December 31, 2019	1,982,650	(5,916)	12,058	(143,962)	1,844,830

For the year ended December 31, 2020:
Other comprehensive income (loss) before reclassifications, net of tax	1,167,003	1,212	11,244	(34,103)	1,145,356
Reclassifications, net of tax	25,919	—	—	13,139	39,058
Other comprehensive income (loss)	1,192,922	1,212	11,244	(20,964)	1,184,414
Balance at December 31, 2020	3,175,572	(4,704)	23,302	(164,926)	3,029,244

For the year ended December 31, 2021:
Other comprehensive income (loss) before reclassifications, net of tax	(385,231)	1,286	(3,915)	44,819	(343,041)
Reclassifications, net of tax	(25,051)	—	—	16,431	(8,620)
Other comprehensive income (loss)	(410,282)	1,286	(3,915)	61,250	(351,661)
Balance at December 31, 2021	$2,765,290	$(3,418)	$19,387	$(103,676)	$2,677,583

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three years ended December 31, 2021.

	Year Ended December 31,			Affected line items in the Statement of Operations
Component Line Item	2021	2020	2019
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(37,874)	$26,345	$(19,352)	Realized (gains) losses
Amortization of (discount) premium	6,164	6,464	5,515	Net investment income
Total before tax	(31,710)	32,809	(13,837)
Tax	6,659	(6,890)	2,906	Income tax benefit (expense)
Total after-tax	(25,051)	25,919	(10,931)
Pension adjustments:
Amortization of prior service cost	631	632	631	Other operating expense
Amortization of actuarial (gain) loss	20,166	16,000	7,843	Other operating expense
Total before tax	20,797	16,632	8,474
Tax	(4,366)	(3,493)	(1,779)	Income tax benefit (expense)
Total after-tax	16,431	13,139	6,695
Total reclassification (after-tax)	$(8,620)	$39,058	$(4,236)

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at December 31, 2021 and 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$383,083	$—	$64,513	$(164)	$447,432	2
States, municipalities, and political subdivisions	2,252,997	—	239,135	(2,907)	2,489,225	12
Foreign governments	59,861	—	900	(5,132)	55,629	—
Corporates, by sector:
Financial	4,569,160	(387)	907,741	(9,349)	5,467,165	26
Utilities	1,931,391	—	490,119	(1,012)	2,420,498	11
Energy	1,587,892	—	346,780	(1,683)	1,932,989	9
Other corporate sectors	6,879,459	—	1,454,464	(13,362)	8,320,561	39
Total corporates	14,967,902	(387)	3,199,104	(25,406)	18,141,213	85
Collateralized debt obligations	36,468	—	27,037	—	63,505	—
Other asset-backed securities	104,998	—	3,715	(430)	108,283	1
Total fixed maturities	$17,805,309	$(387)	$3,534,404	$(34,039)	$21,305,287	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL 2021 FORM 10-K

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at December 31, 2021, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At December 31, 2021
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$98,115	$99,760
Due after one year through five years	900,326	995,569
Due after five years through ten years	1,757,273	2,083,816
Due after ten years through twenty years	6,862,449	8,653,145
Due after twenty years	8,045,149	9,301,053
Mortgage-backed and asset-backed securities	141,610	171,944
	$17,804,922	$21,305,287

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Analysis of investment operations: "Net investment income" for the three years ended December 31, 2021, is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Fixed maturities available for sale	$892,421	$873,352	$864,280
Policy loans	45,318	44,801	43,434
Other long-term investments(1)	35,838	26,196	16,198
Short-term investments	24	545	2,592
	973,601	944,894	926,504
Less investment expense	(21,154)	(17,832)	(16,045)
Net investment income	$952,447	$927,062	$910,459
(1)For the years ended 2021, 2020 and 2019, the investment funds, accounted for under the fair value option method, recorded $26.7 million, $15.3 million and $5.6 million, respectively in net investment income.

An analysis of "realized gains (losses)" is as follows:

	Year Ended December 31,
	2021	2020	2019
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$34,916	$(22,999)	$19,354
Provision for credit losses	2,959	(3,346)	—
Investment funds—fair value option	22,918	1,045	1,256
Other investments	7,840	21,563	11
Realized gains (losses) from investments	68,633	(3,737)	20,621
Realized loss on redemption of debt(2)	(9,314)	(634)	—
	59,319	(4,371)	20,621
Applicable tax	(12,457)	1,955	(4,330)
Realized gains (losses), net of tax	$46,862	$(2,416)	$16,291
(1)For the years ended 2021, 2020 and 2019, the Company recorded $109.2 million, $219.8 million and $243.2 million of exchanges of fixed maturities (noncash transactions) that resulted in $25.2 million, $7.9 million, and $20.5 million, respectively in realized gains (losses).
(2)Refer to Note 11—Debt for further discussion.
An analysis of the net change in unrealized investment gains (losses) is as follows:

	Year Ended December 31,
	2021	2020	2019
Change in investment gains (losses) on:
Fixed maturities available for sale	$(519,345)	$1,528,339	$1,946,910

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Selected information about sales of fixed maturities available for sale is as follows:

	Year Ended December 31,
	2021	2020	2019
Fixed maturities available for sale:
Proceeds from sales(1)	$116,656	$52,681	$79,108
Gross realized gains	1,848	2,642	1,227
Gross realized losses	(12,101)	(39,153)	(3,674)
(1)There were no unsettled sales in the periods ended December 31, 2021, 2020 and 2019.

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2021 and 2020:

	Fair Value Measurement at December 31, 2021:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$447,432	$—	$447,432
States, municipalities, and political subdivisions	—	2,489,225	—	2,489,225
Foreign governments	—	55,629	—	55,629
Corporates, by sector:
Financial	—	5,303,547	163,618	5,467,165
Utilities	—	2,266,231	154,267	2,420,498
Energy	—	1,919,416	13,573	1,932,989
Other corporate sectors	—	8,010,331	310,230	8,320,561
Total corporates	—	17,499,525	641,688	18,141,213
Collateralized debt obligations	—	—	63,505	63,505
Other asset-backed securities	—	108,283	—	108,283
Total fixed maturities	$—	$20,600,094	$705,193	$21,305,287
Percentage of total	—%	97%	3%	100%

GL 2021 FORM 10-K

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

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2019	$12,982	$73,369	$553,471	$639,822
Included in realized gains/losses	—	—	396	396
Included in other comprehensive income	708	1,514	30,378	32,600
Acquisitions(1)	—	—	—	—
Sales	—	—	—	—
Amortization	—	4,596	13	4,609
Other(2)	(513)	(5,375)	(19,154)	(25,042)
Transfers into Level 3(3)	—	—	107,024	107,024
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2019	13,177	74,104	672,128	759,409
Included in realized gains/losses	—	—	1,579	1,579
Included in other comprehensive income	(173)	(2,523)	17,082	14,386
Acquisitions(1)	—	—	67,820	67,820
Sales	—	—	—	—
Amortization	—	4,551	12	4,563
Other(2)	(134)	(4,534)	(44,116)	(48,784)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2020	12,870	71,598	714,505	798,973
Included in realized gains/losses	(82)	(6,787)	3,275	(3,594)
Included in other comprehensive income	63	12,447	(20,818)	(8,308)
Acquisitions(1)	—	—	25,000	25,000
Sales	(12,851)	(13,213)	—	(26,064)
Amortization	—	4,505	9	4,514
Other(2)	—	(5,045)	(80,283)	(85,328)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2021	$—	$63,505	$641,688	$705,193

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period:
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
2019	$708	$1,514	$30,378	$32,600
2020	(173)	(2,523)	17,082	14,386
2021	63	12,447	(20,818)	(8,308)
(1)Acquisitions of Level 3 investments in each of the years 2019 through 2021 are comprised of private placement fixed maturities and equities.
(2)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3)Considered to be transferred at the end of the period.

GL 2021 FORM 10-K

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

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2021
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Private placement fixed maturities	$539,880	Determination of credit spread	Credit rating	A+ to B-	BBB
		Discounted Cash Flows	Discount rate	1.36% - 8.85%	3.05%
Other corporate bonds	101,808	Present Value Techniques	Market Quotes	100.25%	100.25%
Collateralized debt obligations	63,505	Discounted Cash Flows	Discount rate	6.45%	6.45%
	$705,193
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

The private placement fixed maturities reported as Level 3, are managed by third-party investment managers. These securities are valued based on the contractual cash flows discounted by a yield determined as a treasury benchmark adjusted for a credit spread. The credit spread is developed from observable indices for similar public fixed maturities and unobservable indices for private fixed maturities for corresponding credit ratings. However, the credit ratings for the securities are considered unobservable inputs, as they are assigned by the third-party investment manager based on a quantitative and qualitative assessment of the credit underwritten. A higher (lower) credit rating would result in a higher (lower) valuation.

The collateral underlying collateralized debt obligations consists primarily of trust preferred securities issued by banks and insurance companies. Collateralized debt obligations are valued at the present value of expected future cash flows using an unobservable discount rate. Expected cash flows are determined by scheduling the projected repayment of the collateral assuming no future defaults, deferrals, or recoveries. The discount rate is risk-adjusted to take these items into account. A significant increase (decrease) in the discount rate will produce a significant decrease (increase) in fair value. Additionally, a significant increase (decrease) in the cash flow expectations would result in a significant increase (decrease) in fair value. For more information regarding valuation procedures, please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities.
Other corporate bonds consist of obligations issued out of a special purpose vehicle (SPV). The market quotes consisted of Level 3 quotes. An increase (decrease) in the market quotes will produce an increase (decrease) in fair value.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of December 31, 2021	138	42	180
As of December 31, 2020	54	24	78

Globe Life's entire fixed maturity portfolio consisted of 2,060 issues by 843 different issuers at December 31, 2021 and 1,900 issues by 777 different issuers at December 31, 2020. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- and BBB- as of December 31, 2021 and December 31, 2020, respectively.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at December 31, 2021 and December 31, 2020.

Analysis of Gross Unrealized Investment Losses

	At December 31, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$118	$(1)	$3,867	$(163)	$3,985	$(164)
States, municipalities and political subdivisions	141,310	(2,824)	2,436	(83)	143,746	(2,907)
Foreign governments	12,567	(561)	23,144	(4,571)	35,711	(5,132)
Corporates, by sector:
Financial	133,654	(1,507)	52,864	(1,932)	186,518	(3,439)
Utilities	25,447	(692)	2,372	(320)	27,819	(1,012)
Energy	6,519	(238)	—	—	6,519	(238)
Other corporate sectors	115,444	(3,566)	40,249	(3,670)	155,693	(7,236)
Total corporates	281,064	(6,003)	95,485	(5,922)	376,549	(11,925)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	10,489	(16)	1	—	10,490	(16)
Total investment grade securities	445,548	(9,405)	124,933	(10,739)	570,481	(20,144)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	15,695	(272)	56,897	(5,638)	72,592	(5,910)
Utilities	—	—	—	—	—	—
Energy	—	—	26,639	(1,445)	26,639	(1,445)
Other corporate sectors	700	(11)	26,581	(6,115)	27,281	(6,126)
Total corporates	16,395	(283)	110,117	(13,198)	126,512	(13,481)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	13,043	(414)	13,043	(414)
Total below investment grade securities	16,395	(283)	123,160	(13,612)	139,555	(13,895)
Total fixed maturities	$461,943	$(9,688)	$248,093	$(24,351)	$710,036	$(34,039)

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

GL 2021 FORM 10-K

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

Gross unrealized losses decreased from $47.5 million at December 31, 2020, to $34.0 million at December 31, 2021, a decrease of $13.5 million. The decrease in the gross unrealized losses from the prior year was primarily attributable to the decrease in market interest rates.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows. Refer to Note 1 for factors considered in the recording of the allowance for credit losses.

	Year Ended December 31,
	2021	2020
Allowance for credit losses beginning balance	$3,346	$—
Additions to allowance for which credit losses were not previously recorded	387	36,065
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	(3,346)	(32,719)
Allowance for credit losses ending balance	$387	$3,346

As of December 31, 2021 and December 31, 2020, the Company did not have any fixed maturities in non-accrual status.

Concentrations of Credit Risk: Globe Life maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2021, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporates	77%
States, municipalities, and political subdivisions	11
U.S. Government direct, guaranteed, and government-sponsored enterprises	2
Other	1

Below investment grade fixed maturities:
Corporates	3
States, municipalities, and political subdivisions	—
U.S. Government direct, guaranteed, and government-sponsored enterprises	—
Other	—
94

Other
Policy loans, which are secured by the underlying insurance policy values	2
Other investments	4
100%

As of December 31, 2021, state and municipal governments represented 11% of invested assets at fair value. Such investments are made throughout the U.S. At December 31, 2021, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (22%), New York (10%), California (10%), Michigan (7%), Ohio (5%), and Florida (4%). Otherwise, there was no concentration within any given state greater than 4%.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Corporate fixed maturities represent 80% of Globe Life's invested assets. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the portfolio of corporate fixed maturities at December 31, 2021, based on fair value:

Insurance	16%
Electric utilities	10
Banks	7
Oil and natural gas pipelines	6
Chemicals	5
Transportation	4
Real estate investment trusts	4
Food	4
Oil and natural gas exploration and production	4
Telecommunications	3

At December 31, 2021, 3% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $795 million, amortized cost was $702 million, and fair value was $783 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Securities, cash, and short-term investments held on deposit with various state and federal regulatory authorities had an amortized cost and fair value, respectively, of $969 million and $1.1 billion at December 31, 2021 and $892 million and $1.1 billion at December 31, 2020.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	December 31,
	2021	2020
Investment funds	$640,263	$385,038
Commercial mortgage loan participations	141,843	160,602
Other	11,819	1,341
Total	$793,925	$546,981

The following table presents additional information about the Company's investment funds as of December 31, 2021 and December 31, 2020 at fair value:

	December 31,
	Fair Value		Unfunded Commitments
Investment Category	2021	2020	2021	Redemption Term/Notice
Commercial mortgage loans	$423,776	$227,050	$237,631	Fully redeemable and non-redeemable with varying terms.
Opportunistic credit	178,215	157,461	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Other	38,272	527	212,286	Fully redeemable with varying terms and non-redeemable.
Total investment funds	$640,263	$385,038	$449,917

The Company committed to two new investment funds during the calendar year. The Company had $234 million of capital called during the year from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $450 million as of December 31, 2021.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Commercial mortgage loan participations (commercial mortgage loans): Summaries of commercial mortgage loans at December 31, 2021 and 2020 are as follows:

	2021		2020
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$57,996	41	$49,002	31
Hospitality	23,186	16	22,605	14
Retail	19,811	14	19,319	12
Industrial	17,900	13	17,900	11
Multi-family	14,872	11	19,128	12
Office	8,905	6	36,153	22
Total recorded investment	142,670	101	164,107	102
Less allowance for credit losses	(827)	(1)	(3,505)	(2)
Carrying value, net of valuation allowance	$141,843	100	$160,602	100

	2021		2020
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$67,659	48	$61,610	38
New York	18,373	13	16,602	10
Pennsylvania	11,673	8	11,314	7
Indiana	9,717	7	9,717	6
Florida	8,213	6	12,420	8
Texas	5,898	4	4,215	3
Other(1)	21,137	15	48,229	30
Total recorded investment	142,670	101	164,107	102
Less allowance for credit losses	(827)	(1)	(3,505)	(2)
Carrying value, net of valuation allowance	$141,843	100	$160,602	100
(1)Included in 2020, was one loan in Virginia with a carrying value of $27 million and reported in Other in the table above. The loan was paid off during 2021, resulting in a zero balance for loans in Virginia as of December 31, 2021.

GL 2021 FORM 10-K

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

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of December 31, 2021
Risk Rating:	Number of Loans	2021	2020	2019	2018	2017	Total
Low	14	$—	$23,636	$11,925	$41,209	$35,729	$112,499
Medium	6	—	1,400	17,173	—	—	18,573
High	2	—	—	4,593	7,005	—	11,598
Total commercial mortgage loans	22	$—	$25,036	$33,691	$48,214	$35,729	142,670
Less allowance for credit losses on the investment pool							(827)
Less allowance for credit losses on individual loans							—
Carrying value, net of valuation allowance							$141,843

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of December 31, 2020
Risk Rating:	Number of Loans	2020	2019	2018	2017	Total
Low	17	$20,176	$14,757	$33,132	$61,460	$129,525
Medium	4	—	10,640	7,796	—	18,436
High	3	—	4,554	11,592	—	16,146
Total commercial mortgage loans	24	$20,176	$29,951	$52,520	$61,460	164,107
Less allowance for credit losses on the investment pool						(2,503)
Less allowance for credit losses on individual loans						(1,002)
Carrying value, net of valuation allowance						$160,602

As of December 31, 2021, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 22 loans in the portfolio. For the year ended December 31, 2021, the allowance for credit losses decreased by $2.7 million to $827 thousand. The provision for credit losses is included in "Realized gains (losses)" in the Consolidated Statements of Operations.

	Year Ended December 31,
	2021	2020
Allowance for credit losses beginning balance	$3,505	$—
Cumulative effect of adoption ASU 2016-13	—	335
Provision (reversal) for credit losses	(2,678)	3,170
Allowance for credit losses ending balance	$827	$3,505
There were no delinquent commercial mortgage loans as of December 31, 2021, compared with one delinquent commercial mortgage at December 31, 2020. As of December 31, 2021, the Company had one commercial mortgage loan in non-accrual status.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 5—Deferred Acquisition Costs

An analysis of "DAC" is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$4,595,444	$4,341,941	$4,137,925
Additions:
Deferred during period:
Commissions	678,517	600,577	534,735
Other expenses	227,730	222,408	218,926
Total deferred	906,247	822,985	753,661
Value of business acquired(1)	16,500	—	—
Foreign exchange adjustment	—	4,755	4,299
Adjustment attributable to unrealized investment losses(2)	1,628	1,533	—
Total additions	924,375	829,273	757,960
Deductions:
Amortized during period	(603,838)	(575,770)	(551,726)
Foreign exchange adjustment	(1,253)	—	—
Adjustment attributable to unrealized investment gains(2)	—	—	(2,218)
Total deductions	(605,091)	(575,770)	(553,944)
Balance at end of year	$4,914,728	$4,595,444	$4,341,941
(1)Refer to Note 1—Significant Accounting Policies for the discussion on the acquisition of Globe Life Benefits.
(2)Represents amounts pertaining to investments relating to universal life-type products.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6—Commitments and Contingencies

Reinsurance: Insurance affiliates of Globe Life reinsure a portion of insurance risk that is in excess of their retention limits. Current retention limits for new business written on ordinary life insurance range up to $500 thousand per life. Life insurance ceded represented 0.3% of total life insurance in force at December 31, 2021 and 2020. Insurance ceded on life and accident and health products represented 0.2% of premium income for 2021 and 2020. The insurance affiliates of Globe Life would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other external companies. Life reinsurance assumed represented 1.1% and 1.2% of life insurance in force at December 31, 2021 and 2020, respectively, and reinsurance assumed on life and accident and health products represented 0.8% and 0.5% of premium income for 2021 and 2020, respectively.

Leases: Globe Life primarily leases office space, aviation equipment, and other equipment under a variety of operating lease arrangements.

Rental expense for the three years ended December 31, 2021 is as follows:

	Year Ended December 31,
	2021	2020	2019
Rental expense	$4,674	$4,674	$3,831

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2021 were as follows:

	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter
Operating lease commitments	$4,458	$3,384	$2,932	$1,955	$1,816	$9,206

Purchase Commitments: Globe Life has various long-term noncancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests. See further discussion related to tax credits in Note 1—Significant Accounting Policies.

	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter
Purchase commitments	$104,474	$61,535	$23,504	$13,170	$9,611	$221,689

Investments: Globe Life is committed to invest under certain contracts related to investments in limited partnerships. See Note—4 Investments for unfunded commitment table.

Guarantees: At December 31, 2021, Globe Life had in place three guarantee agreements, of which were either Parent Company guarantees of subsidiary obligations to a third party, or Parent Company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2021, Globe Life had no liability with respect to these guarantees.

Letters of Credit: Globe Life has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250 million. The

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. On October 26, 2021, the letters of credit were amended to reduce the current amount outstanding to $125 million from $135 million outstanding.

Equipment leases: Globe Life has guaranteed performance of certain of its subsidiaries as lessees under two aviation leasing arrangements. At December 31, 2021, total remaining undiscounted payments under the leases were approximately $3 million. The Parent Company would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

On August 5, 2020, putative class and collective action litigation was filed against American Income Life Insurance Company (“American Income”) and National Income Life Insurance Company (“National Income”) in United States District Court for the Central District of California (Natalie Bell, Gisele Mobley, Ashly Rai, and John Turner v. American Income Life Insurance Company and National Income Life Insurance Company, Case No. 2:20-cv-07046). On December 18, 2020, the plaintiffs voluntarily dismissed Mr. Turner’s claims and all claims against defendant National Income. Following the dismissal, the complaint alleges that insurance agent trainees should have been classified as employees, and after contracting should have been classified as employees instead of independent contractors. Plaintiff Bell is a former California trainee and plaintiff Rai is a former California agent. They assert claims under California law on behalf of a putative California class for the four years prior to February 13, 2020 through case conclusion. They make claims under (a) the California Labor Code for alleged meal and rest break violations, overtime, minimum wage, alleged failure to pay wages at the time of termination, expense reimbursement, and alleged failure to provide accurate wage statements; and (b) the California Business and Professions Code for alleged unfair business practices. They also seek liquidated damages, penalties and attorney’s fees under California law. Plaintiff Mobley is a former Florida agent who asserts a claim under Florida law on behalf of a putative Florida class for the five years prior to February 13, 2020 through case conclusion. She makes a claim under the Florida General Labor Regulations, including the Florida Minimum Wage Act, for alleged failure to pay all wages owed. The plaintiffs also assert a national collective action on behalf of all “similarly situated” individuals for minimum wage, overtime, liquidated damages, penalties, an accounting and attorney’s fees and costs under the Fair Labor Standards Act for the three years prior to February 13, 2020 through case conclusion. American Income responded to the complaint with a motion to compel the named plaintiffs to arbitrate their individual claims and other procedural challenges. On April 6, 2021, the court granted American Income’s motion to

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
compel arbitration as to plaintiffs Mobley and Rai, and denied the motion without prejudice as to plaintiff Bell. American Income subsequently renewed its motion to compel arbitration as to plaintiff Bell. On November 30, 2021, the court granted American Income’s motion to compel arbitration as to plaintiff Bell.

On March 27, 2020, Combined Insurance Company of America (“Combined”) filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against Family Heritage Life Insurance Company of America (“Family Heritage”) and two former Combined employees who became appointed as insurance sales agents with Family Heritage (Combined Insurance Company of America v. Reineldo Urgelles, Antonio Pineda, and Family Heritage Life Insurance Company of America, Case No. 2020-007330-CA-01). On May 8, 2020, Combined filed a lawsuit in the 67th District Court of Tarrant County, Texas against Family Heritage and two different former Combined employees who became appointed as insurance sales agents with Family Heritage (Combined Insurance Company of America v. Stephen Hernandez, Francisco Azuero, and Family Heritage Life Insurance Company of America, Case No. 067-316824-20). The lawsuits allege that the individual insurance sales agents, in violation of their restrictive covenants with Combined, conspired with Family Heritage to improperly solicit Combined policyholders to purchase Family Heritage products, and recruit Combined employees to contract as Family Heritage insurance sales agents. As to Family Heritage, the lawsuits allege claims for conspiracy and tortious interference with business relations, and seek compensatory damages, as well as injunctive and equitable relief. On July 8, 2020 and July 10, 2020, the Texas and Florida courts, respectively, granted Combined’s requests for a temporary injunction. The Texas temporary injunction was subsequently vacated on appeal as to Family Heritage. Combined’s non-equitable claims in both lawsuits were referred to confidential arbitration. On November 12, 2021, Family Heritage filed a motion for summary judgment and Combined filed motions for partial summary judgment. On December 31, 2021, the arbitrator denied Family Heritage’s motion for summary judgment, and on January 2, 2022, the arbitrator granted Combined’s partial motions for summary judgment. Combined’s request for compensatory and exemplary damages, as well as attorney’s fees, is under review by the arbitrator.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$162,261	$163,808	$154,528
Incurred related to:
Current year	638,054	584,936	612,305
Prior years	(22,477)	(14,829)	(1,188)
Total incurred	615,577	570,107	611,117
Paid related to:
Current year	487,096	442,127	470,426
Prior years	122,910	129,527	131,411
Total paid	610,006	571,654	601,837
Balance at end of period	$167,832	$162,261	$163,808

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

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	December 31,
	2021	2020
Policy claims and other benefits payable:
Life insurance	$245,108	$237,246
Health insurance	167,832	162,261
Total	$412,940	$399,507

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Income Taxes

The following table discloses significant components of income taxes for each year presented:

	Year Ended December 31,
	2021	2020	2019
Income tax expense (benefit) from continuing operations:
Current income tax expense (benefit)	$144,718	$129,647	$134,948
Deferred income tax expense (benefit)	22,713	35,264	35,449
	167,431	164,911	170,397
Shareholders’ equity:
Other comprehensive income (loss)	(93,480)	314,845	405,472
	$73,951	$479,756	$575,869

In each of the years 2019 through 2021, deferred income tax expense (benefit) was incurred because of certain differences between net income before income tax expense (benefit) as reported on the Consolidated Statements of Operations and taxable income as reported on Globe Life's income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the consolidated financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected U.S. federal statutory rate of 21% as shown below:

	Year Ended December 31,
	2021	%	2020	%	2019	%
Expected federal income tax expense (benefit)	$191,602	21.0	$188,304	21.0	$195,569	21.0

Increase (reduction) in income taxes resulting from:
Low income housing investments	(12,115)	(1.3)	(11,913)	(1.3)	(11,605)	(1.2)
Share-based awards	(5,597)	(0.6)	(5,013)	(0.6)	(11,780)	(1.3)
Tax-exempt investment income	(6,977)	(0.8)	(5,830)	(0.6)	(3,192)	(0.3)
Other	518	0.1	(637)	(0.1)	1,405	0.1
Income tax expense (benefit)	$167,431	18.4	$164,911	18.4	$170,397	18.3

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2021	2020
Deferred tax assets:
Fixed maturity investments	$—	$4,279
Carryover of tax losses	5,962	5,534
Total gross deferred tax assets	5,962	9,813
Deferred tax liabilities:
Unrealized gains	713,879	808,071
Employee and agent compensation	93,738	88,012
Deferred acquisition costs	723,337	688,034
Future policy benefits, unearned and advance premiums, and policy claims	226,943	257,640
Other liabilities	15,738	7,209
Total gross deferred tax liabilities	1,773,635	1,848,966
Net deferred tax liability	$1,767,673	$1,839,153

Income Tax Return: Globe Life Inc. and its subsidiaries file a life-nonlife consolidated federal income tax return. The statutes of limitations for the Internal Revenue Service's examination and assessment of additional tax are closed for all tax years prior to 2018 with respect to Globe Life's consolidated federal income tax returns. Management concludes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Valuations: Globe Life has a $28.4 million net operating loss (NOL) carryforward at December 31, 2021, of which $18.8 million was created prior to 2018 and will begin to expire in 2032 if not otherwise used to offset future taxable income. The remaining NOL carryforward of $9.6 million may be carried forward indefinitely. A valuation allowance is to be recorded when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Globe Life's deferred tax assets as management has determined that Globe Life will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Globe Life's tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2019 through 2021, Globe Life did not have any uncertain tax positions which resulted in unrecognized tax benefits.

Tax penalties and interest: Globe Life's continuing practice is to recognize penalties and interest related to income tax matters in income tax expense. The Company recognized interest income of $0 thousand, $0 thousand, and $55 thousand, net of federal income tax expense, in its Consolidated Statements of Operations for 2021, 2020, and 2019, respectively. The Company had no accrued interest or penalties at December 31, 2021 or 2020.

GL 2021 FORM 10-K

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

The total cost of these retirement plans charged to operations was as follows:

	Year Ended December 31,
	2021	2020	2019
Plan Type:
Defined Contribution Plans(1)	$5,188	$4,855	$4,817
Defined Benefit Pension Plans(2)	41,778	33,826	24,134
(1)401K plans.
(2)Qualified pension plans and SERP.

Globe Life accrues expense for the defined contribution plans based on a percentage of the employees’ contributions. The plans are funded by the employee contributions and a Globe Life contribution equal to the amount of accrued expense. Plan contributions are both mandatory and discretionary, depending on the terms of the plan.

Pension Plans: Cost for the pension plans has been calculated on the projected unit credit actuarial cost method. All plan measurements for the pension plans are as of December 31 of the respective year. The pension plans covering the majority of employees are qualified and funded. Contributions are made to funded pension plans subject to minimums required by regulation and maximums allowed for tax purposes.

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

Defined benefit and SERP plan contributions were $17.9 million in 2021, $21.9 million in 2020, and $21.6 million in 2019. In 2022, the Company expects to make a similar contribution to the plans as in 2021.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Assets: Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities that are valued at fair value. Globe Life measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of the Company's pension plans at December 31, 2021 and 2020.

Pension Assets by Component at December 31, 2021

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$52,522	$—	$52,522	9
Utilities	—	43,663	—	43,663	7
Energy	—	22,719	—	22,719	4
Other corporates	—	88,673	—	88,673	15
Total corporate bonds	—	207,577	—	207,577	35
Exchange traded fund(1)	315,720	—	—	315,720	52
Other bonds	—	239	—	239	—
Guaranteed annuity contract(2)	—	34,743	—	34,743	6
Short-term investments	13,731	—	—	13,731	2
Other	10,388	—	—	10,388	2
	$339,839	$242,559	$—	582,398	97
Other long-term investments(3)				15,149	3
Total pension assets				$597,547	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns less than 1% of the investment fund. As of December 31, 2021, the expected term of the investment fund is approximately 3 years and the commitment of the investment is fully funded. The investment is non-redeemable.

GL 2021 FORM 10-K

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
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns approximately 1% of the investment fund. As of December 31, 2020, the expected term of the investment fund was approximately 4 years and the commitment of the investment is fully funded. The investment is non-redeemable.

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

GL 2021 FORM 10-K

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

Globe Life's equity securities include an exchange traded fund that mirrors the S&P 500 index which better aligns with a passive approach rather than an actively managed portfolio. At December 31, 2021, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2021.

SERP: The following tables include premiums paid for the company owned life insurance (COLI) for the three years ended December 31, 2021 and investments of the Rabbi Trust for the two years ended December 31, 2021.

	Year Ended December 31,
	2021	2020	2019
Premiums paid for insurance coverage	$2,193	$2,480	$2,394

		At December 31,
		2021	2020
Total investments:
COLI		$52,791	$51,361
Exchange traded funds		87,133	75,390
		$139,924	$126,751

Pension Liability: The following table presents projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the pension plans and SERP at December 31, 2021 and 2020.

Pension Liability

	December 31,
	2021		2020
	PBO	ABO	PBO	ABO
Pension plans	$686,917	$601,647	$667,753	$594,510
SERP	92,017	87,915	95,560	89,069
Benefit Obligation	$778,934	$689,562	$763,313	$683,579

The pension plans have projected benefit obligations in excess of the fair value of plan assets. The projected benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2021	2020
Funded benefit pension plans PBO	$686,917	$667,753
Funded benefit pension plans fair value of plan assets	597,547	529,532

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The funded benefit pension plans have accumulated benefit obligations in excess of the fair value of plan assets. The accumulated benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2021	2020
Funded benefit pension plans ABO	$601,647	$594,510
Funded benefit pension plans fair value of plan assets	597,547	529,532

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:		2021	2020
Discount rate		3.19%	2.92%
Rate of compensation increase		4.43	3.97

For Periodic Benefit Cost for the Year:	2021	2020	2019
Discount rate	2.92%	3.49%	4.37%
Expected long-term returns	6.67	6.67	6.72
Rate of compensation increase	3.97	3.97	4.00

The discount rate is determined based on the expected duration of plan liabilities. A yield is then derived based on the current market yield of a hypothetical portfolio of high quality corporate bonds that match the liability's average life. The rate of compensation increase is projected based on Company experience, modified as appropriate for future expectations. The expected long-term rate of return on plan assets is management’s best estimate of the average rate of earnings expected to be received on the assets invested in the plan over the benefit period. In determining this assumption, consideration is given to the historical rate of return earned on the assets, the projected returns over future periods, and the discount rate used to compute benefit obligations.

Net periodic benefit cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2021	2020	2019
Service cost—benefits earned during the period	$31,672	$24,461	$19,929
Interest cost on projected benefit obligation	21,957	22,825	23,827
Expected return on assets	(32,331)	(29,561)	(27,862)
Amortization of prior service cost (credit)	631	632	8,211
Recognition of actuarial gain (loss)	19,849	15,469	29
Net periodic benefit cost	$41,778	$33,826	$24,134

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$(208,770)	$(182,233)	$(150,071)
Amortization of:
Prior service cost (credit)	631	632	631
Net actuarial (gain) loss(1)	20,166	16,000	7,843
Total amortization	20,797	16,632	8,474
Plan amendments	(4,565)	—	—
Experience gain (loss)(2)	61,299	(43,169)	(40,636)
Balance at December 31	$(131,239)	$(208,770)	$(182,233)
(1)Includes amortization of postretirement benefits other than pensions of $228 thousand in 2021, $302 thousand in 2020, and $265 thousand in 2019.
(2)The increase in the experience gain (loss) is related to an increase discount rate.

The following table presents a reconciliation from the beginning to the end of the year of the PBO and plan assets for the pension plans and SERP. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

Pension Benefits

	Year Ended December 31,
	2021	2020
Changes in PBO:
PBO at beginning of year	$763,313	$665,207
Service cost	31,672	24,461
Interest cost	21,957	22,825
Plan amendments	4,565	—
Actuarial loss (gain)	(16,938)	74,006
Benefits paid	(25,635)	(23,186)
PBO at end of year	778,934	763,313

Changes in plan assets:
Fair value at beginning of year	529,532	468,763
Return on assets	75,792	62,104
Contributions	17,858	21,851
Benefits paid	(25,635)	(23,186)
Fair value at end of year	597,547	529,532
Funded status at year end	$(181,387)	$(233,781)

Changes in the PBO related to actuarial losses (gains) are primarily attributed to changes in the discount rate.

	Year Ended December 31,
Amounts recognized in accumulated other comprehensive income consist of:	2021	2020
Net loss (gain)	$120,217	$200,465
Prior service cost	8,647	4,713
Net amounts recognized at year end	$128,864	$205,178

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2021. These estimates use the same assumptions that measure the benefit obligation at December 31, 2021, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s):
2022	$25,979
2023	28,431
2024	30,936
2025	32,120
2026	34,121
2027-2031	200,165

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Globe Life's noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation not involving cash	$30,272	$35,892	$44,843
Commitments for low-income housing interests	177,010	161,503	51,978
Exchanges of fixed maturity investments	109,226	219,807	243,156
Net unsettled security trades	6,963	1,669	8,421
Noncash tax credits	1,883	—	—

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2021	2020	2019
Interest paid	$83,072	$83,518	$81,723
Income taxes paid	96,218	76,701	101,982

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of December 31,
				2021				2020
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$165,612	$(396)	$165,216	$180,444	$164,954
Senior notes(1)	9/24/2012	9/15/2022	3.800%	150,000	(248)	149,752	153,284	149,414
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(5,051)	544,949	625,801	544,328
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(4,222)	395,778	395,208	395,157
Junior subordinated debentures(2)	—	—	—	—	—	—	—	290,652
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,604)	123,396	128,856	123,381
Junior subordinated debentures	6/14/2021	6/15/2061	4.250%	325,000	(7,845)	317,155	336,700	—
				1,715,612	(19,366)	1,696,246	1,820,293	1,667,886
Less current maturity of long-term debt(1)				150,000	(248)	149,752	153,284	—
Total long-term debt				1,565,612	(19,118)	1,546,494	1,667,009	1,667,886

Current maturity of long-term debt(1)				150,000	(248)	149,752	153,284	—
Commercial paper				330,033	(141)	329,892	329,892	254,918
Total short-term debt				480,033	(389)	479,644	483,176	254,918

Total debt				$2,045,645	$(19,507)	$2,026,138	$2,150,185	$1,922,804
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)The $300 million of 6.125% Junior subordinated debentures were redeemed on July 15, 2021.

The commercial paper has the highest priority of all the debt, followed by senior notes then junior subordinated debentures. The senior notes due 2023 are noncallable, the remaining senior notes are callable under a make-whole provision, and the junior subordinated debentures are subject to an optional redemption five years from issuance. Interest on the 4.25% junior subordinated debentures is payable quarterly while all other long-term debt is payable semi-annually.

Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2022	2023	2024	2025	2026	Thereafter
Debt obligations	$480,033	$165,612	$—	$—	$—	$1,400,000

Credit Facility: On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020, which provides for a $750 million revolving credit facility that may be increased to $1 billion. The amended credit facility matures September 30, 2026, and may be extended up to two one-year periods upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $750 million, less any letters of credit issued. Interest is charged at variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of December 31, 2021, the Company was in full compliance with these covenants.

Commercial paper outstanding and any long-term debt due within one year are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Globe Life's commercial paper borrowings is presented below.

Credit Facility - Commercial Paper

	At December 31,
	2021	2020
Balance at end of period (at par value)	$330,033	$255,000
Annualized interest rate	0.29%	0.27%
Letters of credit outstanding	$125,000	$135,000
Remaining amount available under credit line	294,967	360,000

	Year Ended December 31,
	2021	2020	2019
Average balance outstanding during period	$311,049	$318,409	$288,684
Daily-weighted average interest rate (annualized)	0.23%	1.50%	2.62%
Maximum daily amount outstanding during period	$465,033	$482,000	$385,000

Long-term debt: On June 14, 2021, Globe Life completed the issuance and sale of $325 million in aggregate principal amount of 4.25% unsecured Junior Subordinated Debentures due June 15, 2061. The net proceeds from the sale of the aforementioned Junior Subordinated Debentures were $317 million and were used to redeem the $300 million 6.125% Junior Subordinated Debentures due 2056 plus accrued interest of $1.5 million on July 15, 2021 as well as for general corporate purposes.

Federal Home Loan Bank (FHLB) funding: During the year, four of our insurance subsidiaries became members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock and Globe Life owns $7.9 million as of the end of the year. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Consolidated Balance Sheets and activity is recorded in "Net receipts (payments) from deposit-type products" in the Consolidated Statement of Cash Flows. As of December 31, 2021, there were no outstanding borrowings with the FHLB.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 12—Shareholders' Equity

Share Data: A summary of common share activity is presented in the following chart.

	Common Stock
	Issued	Treasury Stock
2019:
Balance at January 1, 2019	121,218,183	(10,525,147)
Grants of restricted stock	—	8,840
Vesting of performance shares	—	311,399
Issuance of common stock due to exercise of stock options	—	1,810,559
Treasury stock acquired	—	(5,103,591)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2019	117,218,183	(9,497,940)
2020:
Grants of restricted stock	—	4,548
Vesting of performance shares	—	271,843
Issuance of common stock due to exercise of stock options	—	936,289
Treasury stock acquired	—	(5,135,439)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2020	113,218,183	(9,420,699)
2021:
Grants of restricted stock	—	10,031
Vesting of performance shares	—	210,155
Issuance of common stock due to exercise of stock options	—	1,191,704
Treasury stock acquired	—	(5,642,036)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2021	109,218,183	(9,650,845)

There was no activity related to the preferred stock in years 2019 through 2021.

Acquisition of Common Shares: Globe Life shares are acquired through open market purchases under the Globe Life stock repurchase program when it is determined to be the best use of Globe Life's excess cash flows. This yields a return that is better than available alternatives and exceeds our cost of equity. When stock options are exercised, proceeds from the exercises are generally used to repurchase approximately the number of shares available with those funds in order to reduce dilution. See the following summary below:

	Globe Life Share Repurchase Program			Share Repurchase for Dilution Purposes
	Shares Acquired (in thousands)	Total Cost	Average Price	Shares Acquired (in thousands)	Total Cost	Average Price
2021	4,784	$455,030	$95.11	858	$86,405	$100.75
2020	4,459	380,112	85.24	676	63,754	94.28
2019	3,932	350,080	89.04	1,209	109,489	90.52

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Restrictions: Restrictions exist on the flow of funds to Globe Life Inc. from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Globe Life Inc. are restricted based on regulations by their states of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Globe Life paid cash dividends to the Parent Company in the amount of $479 million in 2021, $486 million in 2020, and $480 million in 2019. As of December 31, 2021, dividends from insurance subsidiaries to the Parent Company available to be paid in 2022 are limited to the amount of $347 million without regulatory approval, such that $1.2 billion was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Globe Life's retained earnings, retained earnings as of December 31, 2021, were restricted by lenders’ covenants which require the Company to maintain and not distribute $4.3 billion from its total consolidated retained earnings of $6.2 billion.

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2021	2020	2019
Basic weighted average shares outstanding	102,069,781	106,075,267	109,213,524
Weighted average dilutive options outstanding	1,100,351	1,149,327	2,167,726
Diluted weighted average shares outstanding	103,170,132	107,224,594	111,381,250

Antidilutive shares	2,412,884	2,476,019	21,556

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out of the money employee and Director stock options.

Note 13—Stock-Based Compensation

Globe Life's stock-based compensation consists of stock options, restricted stock, restricted stock units, and performance shares. Certain employees and members of the board of directors (directors) have been granted fixed equity options to buy shares of Globe Life stock at the market value of the stock on the date of grant, under the provisions of the Globe Life stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which are either seven-year or ten-year terms. Options generally vest in accordance with the following schedule:

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

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of shares available for grant is as follows:

	Available for Grant
	2021	2020	2019
Balance at January 1,	5,984,418	7,167,718	9,422,760
Expired and forfeited during year(1,2)	39,559	38,820	20,800
Options granted during year(1)	(1,091,495)	(1,127,610)	(1,149,542)
Restricted stock, restricted stock units, and performance shares granted(2)	(205,394)	(94,510)	(1,126,300)
Balance at December 31,	4,727,088	5,984,418	7,167,718
(1)Plan allows for grant of options such that each grant reduces shares available for grant in a range from 0.85 share to 1.0 share.
(2)Plan allows for grant of restricted stock such that each stock grant reduces shares available for grant in a range from 3.10 shares to 3.88 shares.

A summary of stock compensation activity for each of the three years ended December 31, 2021, is presented below:

	2021	2020	2019
Stock-based compensation expense recognized(1)	$30,272	$35,892	$44,843
Tax benefit recognized	11,954	12,550	21,197
(1)No stock-based compensation expense was capitalized in any period in accordance with applicable GAAP.

Additional stock compensation information is as follows at December 31:

	2021	2020
Unrecognized compensation(1)	$26,602	$28,125
Weighted average period of expected recognition (in years)(1)	0.57	0.65
(1)Includes restricted stock and performance shares.

No equity awards were cash settled during the three years ended December 31, 2021.

Options: The following table summarizes information about stock options outstanding at December 31, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$29.59 - $77.26	2,025,118	2.78	$66.39	1,916,991	$65.78
82.56 - 83.17	1,262,467	4.14	82.56	623,227	82.57
87.60 - 90.21	1,299,366	4.18	87.64	1,064,406	87.65
92.40 - 98.32	1,284,112	6.15	98.28	10,212	92.98
100.74 - 105.56	1,326,599	5.14	100.85	44,919	$104.10
$29.59 - $105.56	7,197,662	4.31	$85.11	3,659,755	$75.55

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of option activity for each of the three years ended December 31, 2021, is as follows:

	2021		2020		2019
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding—beginning of year	7,111,231	$78.28	6,724,358	$70.07	7,203,765	$61.72
Granted:
7-year term	1,284,112	98.28	1,326,599	100.85	1,352,402	82.43
Exercised	(1,191,704)	58.59	(936,289)	51.37	(1,810,559)	45.93
Expired and forfeited	(5,977)	74.15	(3,437)	75.27	(21,250)	82.89
Outstanding—end of year	7,197,662	$85.11	7,111,231	$78.28	6,724,358	$70.07

Exercisable at end of year	3,659,755	$75.55	3,389,399	$67.19	2,999,788	$57.27

Additional information about Globe Life's stock option activity as of December 31, 2021 and 2020 is as follows:

	2021	2020
Outstanding options:
Weighted-average remaining contractual term (in years)	4.31	4.57
Aggregate intrinsic value	$77,329	$126,467
Exercisable options:
Weighted-average remaining contractual term (in years)	3.27	3.42
Aggregate intrinsic value	$66,978	$94,527

Selected stock option activity for the three years ended December 31, 2021, is presented below:

	2021	2020	2019
Weighted-average grant-date fair value of options granted (per share)	$18.01	$14.64	$14.20
Intrinsic value of options exercised	50,641	40,517	82,022
Cash received from options exercised	69,826	48,093	83,163
Actual tax benefit received	10,545	8,508	17,225

Additional information concerning Globe Life's unvested options is as follows at December 31:

	2021	2020
Number of shares outstanding	3,537,907	3,721,832
Weighted-average exercise price (per share)	$94.99	$88.37
Weighted-average remaining contractual term (in years)	5.37	5.62
Aggregate intrinsic value	$10,352	$31,941

Globe Life expects that substantially all unvested options will vest.

Restricted Stock: Restricted stock grants consist of time-vested grants, restricted stock units, and performance shares. Time-vested restricted stock is available to directors and vests over six months. Restricted stock units are also available to directors. The restricted stock units vest over six months and are not converted to shares until the directors’ retirement, death, or disability. Director restricted stock and restricted stock units are generally granted on the first business day of the year. Performance shares are granted to a limited number of senior executives. Performance shares have a three-year performance period and are not settled in shares until the certification of the three-year performance period. While the grant specifies a stated target number of shares, the determination of the

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
actual settlement in shares will be based on the achievement of certain performance objectives of Globe Life over the three-year performance period. Certain executive restricted stock and performance share grants contain terms related to age that could accelerate vesting.

Following are the restricted stock units outstanding for each of the three years ended December 31, 2021. All restricted stock units were fully vested at the end of each year of grant.

Year of grants	Outstanding as of year end
2019	71,006
2020	77,167
2021	84,426

Below is the final determination of the performance share grants in 2017 to 2019:

Year of grants	Final settlement of shares	Final settlement date
2017	271,843	February 26, 2020
2018	210,155	February 24, 2021
2019	66,751	February 23, 2022

For the 2020 and 2021 performance share grants, actual shares that could be distributed range from 0 to 227 thousand for the 2020 grants and 0 to 209 thousand shares for the 2021 grants.

A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2021, is presented in the table below.

	2021	2020	2019
Directors restricted stock:
Shares	10,031	4,548	8,840
Price per share	$92.40	$105.56	$76.37
Aggregate value	$927	$480	$675
Percent vested as of 12/31/2021	97%	100%	100%
Directors restricted stock units (including dividend equivalents):
Shares	7,258	6,161	6,634
Price per share	$92.60	$103.32	$77.50
Aggregate value	$672	$637	$514
Percent vested as of 12/31/2021	96%	100%	100%
Performance shares:
Target shares	139,500	151,200	156,500
Target price per share	$98.32	$100.74	$82.56
Aggregate value	$13,716	$15,232	$12,921
Percent vested as of 12/31/2021	—%	—%	—%

Time-vested restricted stockholders are entitled to dividend payments on the unvested stock. Restricted stock unit holders are entitled to dividend equivalents. These equivalents are granted in the form of additional restricted stock units and vest immediately upon grant. Dividend equivalents are applicable only to restricted stock units. Performance shareholders are not entitled to dividend equivalents and are not entitled to dividend payments until the shares are vested and settled.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of nonvested restricted stock is as follows:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Total
2019:
Balance at December 31, 2018	12,000	752,629	—	—	764,629
Grants	—	156,500	8,840	6,634	171,974
Additional performance shares(1)	—	118,812	—	—	118,812
Restriction lapses	(12,000)	(311,399)	(8,840)	(6,634)	(338,873)
Forfeitures	—	—	—	—	—
Balance at December 31, 2019	—	716,542	—	—	716,542
2020:
Grants	—	151,200	4,548	6,161	161,909
Additional performance shares(1)	—	(65,473)	—	—	(65,473)
Restriction lapses	—	(271,843)	(4,548)	(6,161)	(282,552)
Forfeitures	—	(11,450)	—	—	(11,450)
Balance at December 31, 2020	—	518,976	—	—	518,976
2021:
Grants	—	139,500	10,031	7,258	156,789
Additional performance shares(1)	—	(94,883)	—	—	(94,883)
Restriction lapses	—	(210,155)	(9,742)	(6,969)	(226,866)
Forfeitures	—	(11,050)	—	—	(11,050)
Balance at December 31, 2021	—	342,388	289	289	342,966
(1)Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of nonvested restricted stock is as follows for the year 2021:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units
Grant-date fair value per share at January 1, 2021	$—	$90.13	$—	$—
Grants	—	98.32	92.40	92.41
Estimated additional performance shares	—	(91.43)	—	—
Restriction lapses	—	(87.60)	(92.40)	(92.41)
Forfeitures	—	(87.60)	—	—
Grant-date fair value per share at December 31, 2021	—	94.75	92.56	92.56

GL 2021 FORM 10-K

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

Life insurance products marketed by Globe Life include traditional whole life and term life insurance. An immaterial amount of annuities sold as companion products are included in the life segment. Health insurance products are generally guaranteed renewable and include Medicare Supplement, critical illness, accident, and limited-benefit supplemental hospital and surgical coverage. Annuities include fixed-benefit contracts.

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

Premium Income by Distribution Channel

	For the Year 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,402,878	48	$114,950	9	$—	—	$1,517,828	37
Direct to Consumer	971,461	34	73,946	6	—	—	1,045,407	25
Liberty National	311,081	11	187,327	16	—	—	498,408	12
United American	8,822	—	481,614	40	1	100	490,437	12
Family Heritage	4,957	—	343,839	29	—	—	348,796	9
Other	199,011	7	—	—	—	—	199,011	5
	$2,898,210	100	$1,201,676	100	$1	100	$4,099,887	100

	For the Year 2020
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,257,726	47	$105,734	9	$—	—	$1,363,460	36
Direct to Consumer	906,959	34	76,527	7	—	—	983,486	26
Liberty National	293,897	11	188,835	16	—	—	482,732	13
United American	9,688	—	452,980	40	4	100	462,672	12
Family Heritage	4,253	—	317,021	28	—	—	321,274	8
Other	200,281	8	—	—	—	—	200,281	5
	$2,672,804	100	$1,141,097	100	$4	100	$3,813,905	100

GL 2021 FORM 10-K

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

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items. See Note—1 Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	Year Ended December 31, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,898,210	$1,201,676	$1	$—	$—	$—		$4,099,887
Net investment income	—	—	—	952,447	—	—		952,447
Other income	—	—	—	—	1,216	—		1,216
Total revenue	2,898,210	1,201,676	1	952,447	1,216	—		5,053,550
Expenses:
Policy obligations	2,070,485	758,745	29,061	—	—	1,325	(2)	2,859,616
Required interest on reserves	(735,282)	(102,574)	(39,966)	877,822	—	—		—
Required interest on DAC	218,575	28,556	258	(247,389)	—	—		—
Amortization of acquisition costs	486,724	115,194	1,920	—	—	—		603,838
Commissions, premium taxes, and non-deferred acquisition costs	234,033	97,453	24	—	—	—		331,510
Insurance administrative expense(1)	—	—	—	—	271,631	10,398	(3,4)	282,029
Parent expense	—	—	—	—	9,553	175	(4)	9,728
Stock-based compensation expense	—	—	—	—	30,272	—		30,272
Interest expense	—	—	—	83,486	—	—		83,486
Total expenses	2,274,535	897,374	(8,703)	713,919	311,456	11,898		4,200,479
Subtotal	623,675	304,302	8,704	238,528	(310,240)	(11,898)		853,071
Non-operating items	—	—	—	—	—	11,898	(2,3,4)	11,898
Measure of segment profitability (pretax)	$623,675	$304,302	$8,704	$238,528	$(310,240)	$—		864,969

Realized gain (loss)—investments								68,633
Realized loss—redemption of debt(5)								(9,314)
Administrative settlements								(1,325)
Legal proceedings								(8,139)
Non-operating expenses								(2,434)
Income before income taxes per Consolidated Statements of Operations								$912,390
(1)Administrative expense is not allocated to insurance segments.
(2)Administrative settlements.
(3)Legal proceedings.
(4)Non-operating expenses.
(5)In July, 2021, the Company redeemed the $300 million 6.125% junior subordinated notes due in 2056, and realized a loss of $9.3 million. Refer to Note 11—Debt for further discussion.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,672,804	$1,141,097	$4	$—	$—	$—		$3,813,905
Net investment income	—	—	—	927,062	—	—		927,062
Other income	—	—	—	—	1,325	—		1,325
Total revenue	2,672,804	1,141,097	4	927,062	1,325	—		4,742,292
Expenses:
Policy obligations	1,809,373	733,481	30,030	—	—	—		2,572,884
Required interest on reserves	(698,112)	(93,475)	(41,413)	833,000	—	—		—
Required interest on DAC	210,152	26,586	328	(237,066)	—	—		—
Amortization of acquisition costs	463,586	110,177	2,007	—	—	—		575,770
Commissions, premium taxes, and non-deferred acquisition costs	212,859	91,959	23	—	—	—		304,841
Insurance administrative expense(1)	—	—	—	—	250,947	3,985	(2,3)	254,932
Parent expense	—	—	—	—	9,891	323	(3)	10,214
Stock-based compensation expense	—	—	—	—	35,892	—		35,892
Interest expense	—	—	—	86,704	—	—		86,704
Total expenses	1,997,858	868,728	(9,025)	682,638	296,730	4,308		3,841,237
Subtotal	674,946	272,369	9,029	244,424	(295,405)	(4,308)		901,055
Non-operating items	—	—	—	—	—	4,308	(2,3)	4,308
Measure of segment profitability (pretax)	$674,946	$272,369	$9,029	$244,424	$(295,405)	$—		905,363

Realized gain (loss)—investments								(3,737)
Realized loss—redemption of debt								(634)
Legal proceedings								(3,275)
Non-operating expenses								(1,033)
Income before income taxes per Consolidated Statements of Operations								$896,684
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.
(3)Non-operating expenses.

GL 2021 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2019
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,517,784	$1,077,346	$4	$—	$—	$—		$3,595,134
Net investment income	—	—	—	910,459	—	—		910,459
Other income	—	—	—	—	1,318	—		1,318
Total revenue	2,517,784	1,077,346	4	910,459	1,318	—		4,506,911
Expenses:
Policy obligations	1,638,053	687,764	31,532	—	—	—		2,357,349
Required interest on reserves	(666,168)	(87,289)	(43,522)	796,979	—	—		—
Required interest on DAC	202,502	25,435	494	(228,431)	—	—		—
Amortization of acquisition costs	436,881	112,825	2,020	—	—	—		551,726
Commissions, premium taxes, and non-deferred acquisition costs	203,052	94,973	22	—	—	—		298,047
Insurance administrative expense(1)	—	—	—	—	240,321	8,758	(2,3)	249,079
Parent expense	—	—	—	—	10,260	643	(4)	10,903
Stock-based compensation expense	—	—	—	—	44,843	—		44,843
Interest expense	—	—	—	84,306	—	—		84,306
Total expenses	1,814,320	833,708	(9,454)	652,854	295,424	9,401		3,596,253
Subtotal	703,464	243,638	9,458	257,605	(294,106)	(9,401)		910,658
Non-operating items	—	—	—	—	—	9,401	(2,3,4)	9,401
Measure of segment profitability (pretax)	$703,464	$243,638	$9,458	$257,605	$(294,106)	$—		920,059

Realized gain (loss)—investments								20,621
Administrative settlements								(400)
Legal Proceedings								(8,358)
Non-operating expenses								(643)
Income before income taxes per Consolidated Statements of Operations								$931,279
(1)Administrative expense is not allocated to insurance segments.
(2)Administrative settlements.
(3)Legal proceedings.
(4)Non-operating expenses.

GL 2021 FORM 10-K

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

Assets by Segment

	At December 31, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$22,850,154	$—	$22,850,154
Accrued investment income	—	—	—	251,307	—	251,307
Deferred acquisition costs	4,236,401	675,871	2,456	—	—	4,914,728
Goodwill	309,609	172,182		—	—	481,791
Other assets	—	—	—	—	1,270,068	1,270,068
Total assets	$4,546,010	$848,053	$2,456	$23,101,461	$1,270,068	$29,768,048

	At December 31, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$22,547,498	$—	$22,547,498
Accrued investment income	—	—	—	248,991	—	248,991
Deferred acquisition costs	3,982,158	610,071	3,215	—	—	4,595,444
Goodwill	309,609	131,982	—	—	—	441,591
Other assets	—	—	—	—	1,213,207	1,213,207
Total assets	$4,291,767	$742,053	$3,215	$22,796,489	$1,213,207	$29,046,731

GL 2021 FORM 10-K

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

Liabilities by Segment

	At December 31, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$12,686,851	$2,315,507	$1,032,369	$—	$—	$16,034,727
Unearned and advance premiums	19,874	45,598	—	—	—	65,472
Policy claims and other benefits payable	245,108	167,832	—	—	—	412,940
Debt	—	—	—	2,026,138	—	2,026,138
Other	—	—	—	—	2,585,965	2,585,965
Total liabilities	$12,951,833	$2,528,937	$1,032,369	$2,026,138	$2,585,965	$21,125,242

	At December 31, 2020
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$12,008,396	$2,172,141	$1,062,999	$—	$—	$15,243,536
Unearned and advance premiums	18,968	42,760	—	—	—	61,728
Policy claims and other benefits payable	237,246	162,261	—	—	—	399,507
Debt	—	—	—	1,922,804	—	1,922,804
Other	—	—	—	—	2,648,064	2,648,064
Total liabilities	$12,264,610	$2,377,162	$1,062,999	$1,922,804	$2,648,064	$20,275,639

GL 2021 FORM 10-K

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

As of the end of the fiscal year completed December 31, 2021, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon their evaluation as of December 31, 2021, the Co-Chairmen and Chief Executive Officers, and the Executive Vice President and Chief Financial Officer have concluded that Globe Life's internal control over financial reporting is effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Changes in Internal Control over Financial Reporting: As of the period ended December 31, 2021, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Refer to Deloitte & Touche LLP's, independent registered public accounting firm, attestation report on the Company's internal controls over financial reporting.

GL 2021 FORM 10-K

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2021. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ Gary L. Coleman
Gary L. Coleman Co-Chairman and Chief Executive Officer

/s/ Larry M. Hutchison
Larry M. Hutchison Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Executive Vice President and Chief Financial Officer

February 23, 2022

GL 2021 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globe Life Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021 of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 23, 2022

GL 2021 FORM 10-K

Item 9B. Other Information

There were no items required.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the sections entitled “PROPOSAL NUMBER 1 - Election of Directors,” “Director Nominee Profiles,” "Director Nominee Skills and Qualifications," “Executive Officers,” “AUDIT COMMITTEE REPORT,” “Governance Guidelines and Codes of Ethics,” “Qualifications of Directors,” “Procedures for Director Nominations by Shareholders,” and “DELINQUENT SECTION 16(a) REPORTS” in the Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2022 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the sections entitled “EXECUTIVE COMPENSATION - COMPENSATION DISCUSSION AND ANALYSIS”, “COMPENSATION COMMITTEE REPORT”, “SUMMARY COMPENSATION TABLE”, "CEO PAY RATIO", “2021 GRANTS OF PLAN-BASED AWARDS”, “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2021”, “OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR ENDED DECEMBER 31, 2021”, “PENSION BENEFITS AT DECEMBER 31, 2021”, “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL”, “2021 DIRECTOR COMPENSATION”, and “PAYMENTS TO DIRECTORS” in the Proxy Statement, which is to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1. Equity Compensation Plan Information as of December 31, 2021

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	7,197,662	$85.11	4,727,088
Equity compensation plans not approved by security holders
Total	7,197,662	$85.11	4,727,088

2. Security ownership of certain beneficial owners:
Information required by this item is incorporated by reference from the section entitled “PRINCIPAL SHAREHOLDERS” in the Proxy Statement, which is to be filed with the SEC.
3. Security ownership of management:
Information required by this item is incorporated by reference from the section entitled “Stock Ownership” in the Proxy Statement, which is to be filed with the SEC.
4. Changes in control:
Globe Life knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

GL 2021 FORM 10-K

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

GL 2021 FORM 10-K

EXHIBITS

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report

3.1	Restated Certificate of Incorporation of Globe Life Inc.	8-K	August 8, 2019	3.2

3.2	Amended and Restated By-Laws of Globe Life Inc., as amended February 24, 2021	8-K	February 25, 2021	3.2

4.1	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee	10-K	February 27, 2018	4.1

4.2	Fourth Supplemental Indenture dated as of September 24, 2012 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Indenture dated February 1, 1987	8-K	September 24, 2012	4.2

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures	8-K	November 2, 2001	4.3

4.5	Third Supplemental Indenture dated as of November 17, 2017 between Torchmark Corporation and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	November 17, 2017	4.4

4.6	Fourth Supplemental Indenture dated as of June 14, 2021 between Globe Life Inc. and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	June 14, 2021	4.2

4.7	Senior Indenture, dated as of September 24, 2018, between Torchmark Corporation and Regions Bank, as Trustee	S-3	September 24, 2018	4.1

4.8	First Supplemental Indenture, dated as of September 27, 2018, between Torchmark Corporation and Regions Bank, as Trustee	8-K	September 27, 2018	4.2

4.9	Second Supplemental Indenture, dated as of August 21, 2020, between Globe Life Inc. and Regions Bank, as Trustee	8-K	August 21, 2020	4.2

10.1	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit)*	10-K	March 22, 2002	10.Z

10.2	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit)*	10-K	March 22, 2002	10.AA

10.3	Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	January 25, 2007	10.1

10.4	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008	10.53

10.5	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008	10.54

10.6	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2009	10.53

10.7	Amendment Four to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2020	10.10

10.8	Amendment Five to the Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	May 5, 2015	10.1

10.9	Amendment Six to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	March 1, 2019	10.11

10.10	Amendment Seven to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-Q	November 5, 2020	10.2

10.11	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated*	8-K	April 29, 2008	10.1

GL 2021 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
10.12	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan*	10-K	February 29, 2008	10.58

10.13	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd.	8-K	January 6, 2009	10.1

10.14	Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	February 28, 2014	10.58

10.15	Amendment No.2 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	March 1, 2019	10.17

10.16	Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.1

10.17	First Amendment to Torchmark Corporation 2011 Incentive Plan*	8-K	April 29, 2014	10.1

10.18	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.4

10.19	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.5

10.20	Form of Performance Share Award under Torchmark Corporation 2011 Incentive Plan*	8-K	February 27, 2012	10.1

10.21	Form of Seven Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.75

10.22	Form of Ten Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.76

10.23	Form of Performance Share Award Certificate under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.77

10.24	Form of Seven Year Stock Option Grant Agreement (Special) under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.78

10.25	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January, 2017*	10-K	February 27, 2017	10.55

10.26	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011	10.57

10.27	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011	10.59

10.28	Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.1

10.29	First Amendment to Torchmark Corporation 2018 Incentive Plan*	10-K	February 27, 2020	10.31

10.30	Amended Globe Life Inc. Non-Employee Director Compensation Plan*	10-Q	November 4, 2021	10.1

10.31	Form of Performance Share Award under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.3

10.32	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020	10.34

10.33	Form of Performance Share Award under Globe Life Inc. 2018 Inventive Plan (2022)*	10-K	February 23, 2022	10.33

GL 2021 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
10.34	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020	10.36

10.35	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018	10.5

10.36	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2020	10.38
10.37	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (Special)*	10-K	February 27, 2020	10.39
10.38	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.6

10.39	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018	10.7

10.40	Form of Stock Option under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.44

10.41	Form of Restricted Stock under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.45

10.42	Form of Restricted Stock Unit Award Notice under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.46

10.43	Torchmark Corporation 2019 Management Incentive Plan (effective as of January 1, 2019)*	8-K	March 4, 2019	10.1

10.44	The Globe Life Inc. Amended and Restated Pension Plan Generally Effective as of January 1, 2020*	10-Q	November 5, 2020	10.1

10.45	Globe Life Inc. Savings and Investment Plan*	10-K	February 27, 2020	10.52

10.46	Payments to Directors*	10-Q	November 4, 2021	10.2

10.47	Amended and Restated Credit Agreement dated as of September 30, 2021 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD.	8-K	October 1, 2021	10.1

10.48	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan (2021)*	10-K	February 25, 2021	10.56

21	Subsidiaries of the registrant	10-K	February 23, 2022	21	123

23	Consent of Deloitte & Touche LLP	10-K	February 23, 2022	23

24	Powers of Attorney	10-K	February 23, 2022	24

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary L. Coleman	10-K	February 23, 2022	31.1

31.2	Rule 13a-14(a)/15d-14(a) Certification by Larry M. Hutchison	10-K	February 23, 2022	31.2

31.3	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda	10-K	February 23, 2022	31.3

32.1	Section 1350 Certification by Gary L. Coleman, Larry M. Hutchison and Frank M. Svoboda	10-K	February 23, 2022	32.1

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.	10-K	February 23, 2022	101.INS

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	February 23, 2022	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	February 23, 2022	101.CAL

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	February 23, 2022	101.LAB

GL 2021 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	February 23, 2022	101.PRE

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	February 23, 2022	101.DEF

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	10-K	February 23, 2022	104

* Compensatory plan or arrangement.
** To be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

GL 2021 FORM 10-K

Exhibit 21. Subsidiaries of the Registrant: The following table lists subsidiaries of the registrant which meet the definition of “significant subsidiary” according to Regulation S-X:

Name Under Which Company Does Business	State of Incorporation	Distribution Channel (Division)
Globe Life And Accident Insurance Company	Nebraska	Direct to Consumer
American Income Life Insurance Company	Indiana	American Income Life Division
Liberty National Life Insurance Company	Nebraska	Liberty National Division
Family Heritage Life Insurance Company of America	Ohio	Family Heritage Division

While United American Insurance Company (Nebraska) does not qualify as a significant subsidiary in accordance with Regulation S-X, management views this subsidiary as significant to our operations.

All other exhibits required by Regulation S-K are listed as to location in the “Index of documents filed as a part of this report” in this report. Exhibits not referred to have been omitted as inapplicable or not required.

GL 2021 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(Dollar amounts in thousands)

	December 31,
	2021	2020
Assets:
Investments:
Long-term investments	$31,384	$32,861
Short-term investments	—	19,300
Total investments	31,384	52,161
Cash	20,228	1,644
Investment in affiliates	10,618,826	10,526,982
Due from affiliates	170,983	322,278
Taxes receivable from affiliates	33,229	51,041
Other assets	185,143	184,588
Total assets	$11,059,793	$11,138,694

Liabilities:
Short-term debt	$629,607	$254,918
Long-term debt	1,546,494	1,817,798
Other liabilities	240,886	294,886
Total liabilities	2,416,987	2,367,602

Shareholders’ equity:
Preferred stock	351	351
Common stock	109,218	113,218
Additional paid-in capital	871,075	877,946
Accumulated other comprehensive income	2,677,583	3,029,244
Retained earnings	6,182,100	5,874,109
Treasury stock	(1,197,521)	(1,123,776)
Total shareholders’ equity	8,642,806	8,771,092
Total liabilities and shareholders’ equity	$11,059,793	$11,138,694

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2021 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Operations
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net investment income	$32,816	$30,199	$28,869
Realized gains (losses)	(5,682)	12,792	—
Total revenue	27,134	42,991	28,869

General operating expenses	51,378	57,679	68,419
Reimbursements from affiliates	(57,504)	(68,556)	(65,928)
Interest expense	86,751	90,197	89,317
Total expenses	80,625	79,320	91,808

Operating income (loss) before income taxes and equity in earnings of affiliates	(53,491)	(36,329)	(62,939)
Income tax expense	9,682	7,773	13,133
Net operating loss before equity in earnings of affiliates	(43,809)	(28,556)	(49,806)
Equity in earnings of affiliates, net of tax	788,768	760,329	810,596
Net income	744,959	731,773	760,790

Other comprehensive income (loss):
Attributable to Parent Company	58,903	(21,477)	(11,379)
Attributable to affiliates	(410,564)	1,205,891	1,536,734
Comprehensive income (loss)	$393,298	$1,916,187	$2,286,145

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2021 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)
Condensed Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$744,959	$731,773	$760,790
Equity in earnings of affiliates	(788,768)	(760,329)	(810,596)
Cash dividends from subsidiaries	478,535	485,871	479,988
Other, net	58,617	21,129	65,584
Cash provided from operations	493,343	478,444	495,766

Cash provided from (used for) investing activities:
Net decrease (increase) in short-term investments	19,300	(15,899)	(3,380)
Investment in subsidiaries	(159,924)	(7,875)	—
Other long-term investments	(2,500)	—	—
Additions to properties	—	—	(32)
Loaned money to affiliates	(1,049,932)	(1,008,860)	(501,764)
Repayments from affiliates	1,200,932	782,860	501,764
Cash provided from (used for) investing activities	7,876	(249,774)	(3,412)

Cash provided from (used for) financing activities:
Repayment of debt	(300,000)	(386,875)	(6,875)
Proceeds from issuance of debt	325,000	700,000	—
Payment for debt issuance costs	(7,687)	(5,844)	—
Net issuance (repayment) of commercial paper	74,974	(34,445)	(11,610)
Issuance of stock	69,826	48,093	82,771
Acquisitions of treasury stock	(541,435)	(443,866)	(459,569)
Borrowed money from affiliate	32,000	76,000	277,000
Repayments to affiliates	(32,000)	(79,500)	(276,500)
Payment of dividends	(103,313)	(101,462)	(97,458)
Cash provided from (used for) financing activities	(482,635)	(227,899)	(492,241)

Net increase (decrease) in cash	18,584	771	113
Cash balance at beginning of period	1,644	873	760
Cash balance at end of period	$20,228	$1,644	$873

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2021 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Notes to Condensed Financial Statements
(Dollar amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Globe Life from the subsidiaries were as follows:

	Year Ended December 31,
	2021	2020	2019
Dividends from subsidiaries	$478,535	$485,871	$479,988

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes non-cash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation not involving cash	$30,272	$35,892	$44,843
Contribution of property to subsidiary	5,004	—	—

 The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2021	2020	2019
Interest paid	$86,206	$86,504	$86,868
Income taxes paid (received)	(11,838)	(12,744)	(16,617)

Note C—Preferred Stock

As of December 31, 2021, Globe Life had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Globe Life common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Globe Life capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2021 FORM 10-K

Globe Life Inc.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Dollar Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2021
Life insurance in force	$217,350,660	$648,766	$2,371,163	$219,073,057	1.1
Premiums(2):
Life insurance	$2,868,759	$4,286	$19,502	$2,883,975	0.7
Health insurance	1,192,567	3,312	12,421	1,201,676	1.0
Total premium	$4,061,326	$7,598	$31,923	$4,085,651	0.8
For the Year Ended December 31, 2020
Life insurance in force	$203,894,460	$669,063	$2,551,770	$205,777,167	1.2
Premiums(2):
Life insurance	$2,642,555	$4,241	$19,775	$2,658,089	0.7
Health insurance	1,144,470	3,373	—	1,141,097	—
Total premium	$3,787,025	$7,614	$19,775	$3,799,186	0.5
For the Year Ended December 31, 2019
Life insurance in force	$191,249,516	$676,988	$2,774,388	$193,346,916	1.4
Premiums(2):
Life insurance	$2,486,127	$4,357	$20,384	$2,502,154	0.8
Health insurance	1,080,869	3,523	—	1,077,346	—
Total premium	$3,566,996	$7,880	$20,384	$3,579,500	0.6

(1)No amounts have been netted against ceded premium.
(2)Excludes policy charges of $14.2 million, $14.7 million, and $15.6 million in each of the years 2021, 2020, and 2019, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2021 FORM 10-K

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

Date: February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLES E. ADAIR *	By:	/s/ JANE BUCHAN *
	Charles E. Adair		Jane M. Buchan
	Director		Director

By:	/s/ LINDA L. ADDISON *	By:	/s/ ROBERT W. INGRAM *
	Linda L. Addison		Robert W. Ingram
	Director		Director

By:	/s/ MARILYN A. ALEXANDER *	By:	/s/ STEVEN P. JOHNSON *
	Marilyn A. Alexander		Steven P. Johnson
	Director		Director

By:	/s/ CHERYL D. ALSTON *	By:	/s/ DARREN M. REBELEZ *
	Cheryl D. Alston		Darren M. Rebelez
	Director		Director

By:	/s/ MARK A. BLINN *	By:	/s/ MARY E. THIGPEN *
	Mark A. Blinn		Mary E. Thigpen
	Director		Director

By:	/s/ JAMES P. BRANNEN *
James P. Brannen
Director

Date: February 23, 2022

*By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Attorney-in-fact

GL 2021 FORM 10-K