Form 10-Q
period 2022-03-31
GLOBE LIFE INC.
filed 2022-05-06
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes    ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                             Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2022
Common Stock, $1.00 Par Value	98,599,602
Q1 2022 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
Q1 2022 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2022—$17,975,410; 2021—$17,805,309, allowance for credit losses: 2022— $0; 2021— $387)	$19,179,107	$21,305,287
Policy loans	591,958	589,634
Other long-term investments (includes: 2022—$732,360; 2021—$640,263 under the fair value option)	889,769	793,925
Short-term investments	57,344	69,145
Total investments	20,718,178	22,757,991
Cash	127,628	92,163
Accrued investment income	269,975	251,307
Other receivables	487,929	487,443
Deferred acquisition costs	4,999,935	4,914,728
Goodwill	481,791	481,791
Other assets	764,892	782,625
Total assets	$27,850,328	$29,768,048
Liabilities:
Future policy benefits	$16,229,940	$16,034,727
Unearned and advance premium	70,889	65,472
Policy claims and other benefits payable	433,553	412,940
Other policyholders' funds	99,606	98,935
Total policy liabilities	16,833,988	16,612,074
Current and deferred income taxes	1,298,911	1,765,021
Short-term debt	522,079	479,644
Long-term debt (estimated fair value: 2022—$1,525,731; 2021—$1,667,009)	1,546,858	1,546,494
Other liabilities	754,472	722,009
Total liabilities	20,956,308	21,125,242
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2022 and 2021	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2022—109,218,183 issued; 2021—109,218,183 issued)	109,218	109,218
Additional paid-in-capital	523,068	520,564
Accumulated other comprehensive income (loss)	869,495	2,677,583
Retained earnings	6,315,609	6,182,100
Treasury stock, at cost: (2022—10,343,676 shares; 2021—9,650,845 shares)	(923,370)	(846,659)
Total shareholders' equity	6,894,020	8,642,806
Total liabilities and shareholders' equity	$27,850,328	$29,768,048

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Life premium	$754,602	$708,119
Health premium	317,000	294,173
Other premium	—	1
Total premium	1,071,602	1,002,293
Net investment income	243,834	235,820
Realized gains (losses)	(7,244)	28,152
Other income	164	295
Total revenue	1,308,356	1,266,560

Benefits and expenses:
Life policyholder benefits	549,343	517,631
Health policyholder benefits	196,855	187,829
Other policyholder benefits	7,050	7,259
Total policyholder benefits	753,248	712,719

Amortization of deferred acquisition costs	158,384	152,993
Commissions, premium taxes, and non-deferred acquisition costs	90,813	79,666
Other operating expense	84,352	81,210
Interest expense	19,944	21,178
Total benefits and expenses	1,106,741	1,047,766

Income before income taxes	201,615	218,794
Income tax benefit (expense)	(37,254)	(40,277)
Net income	$164,361	$178,517

Basic net income per common share	$1.66	$1.73

Diluted net income per common share	$1.64	$1.70

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$164,361	$178,517

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(2,292,922)	(1,262,059)
Provision for credit losses
Other reclassification adjustments included in net income	(4,030)	(17,142)
Foreign exchange adjustment on fixed maturities recorded at fair value	284	2,442
Total unrealized investment gains (losses)	(2,296,668)	(1,276,759)
Less applicable tax (expense) benefit	482,299	268,119
Unrealized gains (losses) on investments, net of tax	(1,814,369)	(1,008,640)

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	376	359
Less applicable tax (expense) benefit	(79)	(75)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	297	284

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	4,138	(610)
Less applicable tax (expense) benefit	(869)	128
Foreign exchange translation adjustments, other than securities, net of tax	3,269	(482)

Pension:
Pension adjustments	3,437	5,200
Less applicable tax (expense) benefit	(722)	(1,091)
Pension adjustments, net of tax	2,715	4,109

Other comprehensive income (loss)	(1,808,088)	(1,004,729)
Comprehensive income (loss)	$(1,643,727)	$(826,212)

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$—	$109,218	$520,564	$2,677,583	$6,182,100	$(846,659)	$8,642,806
Comprehensive income (loss)	—	—	—	(1,808,088)	164,361	—	(1,643,727)
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,543)	—	(20,543)
Acquisition of treasury stock	—	—	—	—	—	(119,482)	(119,482)
Stock-based compensation	—	—	2,504	—	(345)	6,876	9,035
Exercise of stock options	—	—	—	—	(9,964)	35,895	25,931
Balance at March 31, 2022	$—	$109,218	$523,068	$869,495	$6,315,609	$(923,370)	$6,894,020

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$—	$113,218	$527,435	$3,029,244	$5,874,109	$(772,914)	$8,771,092
Comprehensive income (loss)	—	—	—	(1,004,729)	178,517	—	(826,212)
Common dividends declared ($0.1975 per share)	—	—	—	—	(20,435)	—	(20,435)
Acquisition of treasury stock	—	—	—	—	—	(132,720)	(132,720)
Stock-based compensation	—	—	(11,422)	—	1,168	18,142	7,888
Exercise of stock options	—	—	—	—	(12,807)	45,531	32,724
Balance at March 31, 2021	$—	$113,218	$516,013	$2,024,515	$6,020,552	$(841,961)	$7,832,337
.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash provided from (used for) operating activities	$397,133	$371,830

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	75,116	61,858
Fixed maturities available for sale—matured or other redemptions	115,160	36,683
Other long-term investments	20,929	3,733
Total investments sold or matured	211,205	102,274
Acquisition of investments:
Fixed maturities—available for sale	(339,145)	(295,869)
Other long-term investments	(122,010)	(65,997)
Total investments acquired	(461,155)	(361,866)
Net (increase) decrease in policy loans	(2,324)	82
Net (increase) decrease in short-term investments	11,801	14,434
Additions to properties	(6,981)	(15,529)
Investments in low-income housing interests	(27,870)	(9,080)
Cash provided from (used for) investing activities	(275,324)	(269,685)

Cash provided from (used for) financing activities:
Issuance of common stock	25,931	32,724
Cash dividends paid to shareholders	(19,687)	(19,511)
Net borrowing (repayment) of commercial paper	42,348	20,001
Acquisition of treasury stock	(119,482)	(132,720)
Net receipts (payments) from deposit-type products	(13,810)	(13,811)
Cash provided from (used for) financing activities	(84,700)	(113,317)

Effect of foreign exchange rate changes on cash	(1,644)	(2,171)
Net increase (decrease) in cash	35,465	(13,343)
Cash at beginning of year	92,163	94,847
Cash at end of period	$127,628	$81,504

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
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

Basis of Presentation: The accompanying consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at March 31, 2022, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2022 and 2021. The interim period consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 24, 2022.

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

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
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

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2022	$2,765,290	$(3,418)	$19,387	$(103,676)	$2,677,583
Other comprehensive income (loss) before reclassifications, net of tax	(1,811,185)	297	3,269	—	(1,807,619)
Reclassifications, net of tax	(3,184)	—	—	2,715	(469)
Other comprehensive income (loss)	(1,814,369)	297	3,269	2,715	(1,808,088)
Balance at March 31, 2022	$950,921	$(3,121)	$22,656	$(100,961)	$869,495

	Three Months Ended March 31, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2021	$3,175,572	$(4,704)	$23,302	$(164,926)	$3,029,244
Other comprehensive income (loss) before reclassifications, net of tax	(995,098)	284	(482)	—	(995,296)
Reclassifications, net of tax	(13,542)	—	—	4,109	(9,433)
Other comprehensive income (loss)	(1,008,640)	284	(482)	4,109	(1,004,729)
Balance at March 31, 2021	$2,166,932	$(4,420)	$22,820	$(160,817)	$2,024,515

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Affected line items in the Statement of Operations
Component Line Item	2022	2021
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(4,937)	$(18,790)	Realized (gains) losses
Amortization of (discount) premium	907	1,648	Net investment income
Total before tax	(4,030)	(17,142)
Tax	846	3,600	Income taxes
Total after-tax	(3,184)	(13,542)
Pension adjustments:
Amortization of prior service cost	158	158	Other operating expense
Amortization of actuarial (gain) loss	3,279	5,042	Other operating expense
Total before tax	3,437	5,200
Tax	(722)	(1,091)	Income taxes
Total after-tax	2,715	4,109
Total reclassification (after-tax)	$(469)	$(9,433)

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at March 31, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At March 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$378,985	$—	$23,462	$(717)	$401,730	2
States, municipalities, and political subdivisions	2,398,188	—	106,675	(195,127)	2,309,736	12
Foreign governments	60,836	—	469	(8,275)	53,030	—
Corporates, by sector:
Financial	4,656,368	—	419,779	(83,808)	4,992,339	26
Utilities	1,913,100	—	251,695	(10,273)	2,154,522	11
Energy	1,586,815	—	178,334	(19,601)	1,745,548	9
Other corporate sectors	6,843,681	—	608,394	(90,200)	7,361,875	39
Total corporates	14,999,964	—	1,458,202	(203,882)	16,254,284	85
Collateralized debt obligations	36,310	—	23,228	—	59,538	—
Other asset-backed securities	101,127	—	491	(829)	100,789	1
Total fixed maturities	$17,975,410	$—	$1,612,527	$(408,830)	$19,179,107	100
(1)Amount reported in the balance sheet.
(2)At fair value.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2022, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At March 31, 2022
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$112,714	$114,802
Due after one year through five years	989,010	1,050,870
Due after five years through ten years	1,723,492	1,902,841
Due after ten years through twenty years	7,046,768	7,962,921
Due after twenty years	7,965,869	7,987,219
Mortgage-backed and asset-backed securities	137,557	160,454
	$17,975,410	$19,179,107

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: "Net investment income" for the three month periods ended March 31, 2022 and 2021 is summarized as follows:

	Three Months Ended March 31,
	2022	2021	% Change
Fixed maturities available for sale	$225,284	$221,719	2
Policy loans	11,428	11,268	1
Other long-term investments(1)	12,713	8,162	56
Short-term investments	2	4	(50)
	249,427	241,153	3
Less investment expense	(5,593)	(5,333)	5
Net investment income	$243,834	$235,820	3
(1) For the three months ended March 31, 2022 and 2021, the investment funds, accounted for under the fair value option method, recorded $10.7 million and $5.8 million of distributions, respectively in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended March 31,
	2022	2021
Fixed maturities available for sale:
Proceeds from sales(1)	$75,116	$61,858
Gross realized gains	773	1,134
Gross realized losses	(3,679)	(12,019)
(1)There were no unsettled sales in the periods ended March 31, 2022 and 2021.

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended March 31,
	2022	2021
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$4,549	$15,444
Provision for credit losses	387	3,346
Fair value option—change in fair value	(5,338)	9,885
Other investments	(6,842)	(523)
Realized gains (losses) from investments	(7,244)	28,152
Applicable tax	1,521	(5,912)
Realized gains (losses), net of tax	$(5,723)	$22,240
(1)During the three months ended March 31, 2022 and 2021, the Company recorded $0 and $85.8 million of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $25.2 million, respectively in realized gains (losses).

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at March 31, 2022 and December 31, 2021:

	Fair Value Measurement at March 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$401,730	$—	$401,730
States, municipalities, and political subdivisions	—	2,309,736	—	2,309,736
Foreign governments	—	53,030	—	53,030
Corporates, by sector:
Financial	—	4,835,986	156,353	4,992,339
Utilities	—	2,027,154	127,368	2,154,522
Energy	—	1,732,407	13,141	1,745,548
Other corporate sectors	—	7,072,767	289,108	7,361,875
Total corporates	—	15,668,314	585,970	16,254,284
Collateralized debt obligations	—	—	59,538	59,538
Other asset-backed securities	—	100,789	—	100,789
Total fixed maturities	$—	$18,533,599	$645,508	$19,179,107
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$447,432	$—	$447,432
States, municipalities, and political subdivisions	—	2,489,225	—	2,489,225
Foreign governments	—	55,629	—	55,629
Corporates, by sector:
Financial	—	5,303,547	163,618	5,467,165
Utilities	—	2,266,231	154,267	2,420,498
Energy	—	1,919,416	13,573	1,932,989
Other corporate sectors	—	8,010,331	310,230	8,320,561
Total corporates	—	17,499,525	641,688	18,141,213
Collateralized debt obligations	—	—	63,505	63,505
Other asset-backed securities	—	108,283	—	108,283
Total fixed maturities	$—	$20,600,094	$705,193	$21,305,287
Percentage of total	—%	97%	3%	100%

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2022	$—	$63,505	$641,688	$705,193
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(3,809)	(36,360)	(40,169)
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	1,123	1	1,124
Other(1)	—	(1,281)	(19,359)	(20,640)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at March 31, 2022	$—	$59,538	$585,970	$645,508
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains or (losses) for the period included in other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains (Losses) included in Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At March 31, 2022	$—	$(3,809)	$(36,360)	$(40,169)
At March 31, 2021	(1,261)	9,900	(24,135)	(15,496)

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of March 31, 2022	915	54	969
As of December 31, 2021	138	42	180

Globe Life's entire fixed maturity portfolio consisted of 2,091 issues by 876 different issuers at March 31, 2022 and 2,060 issues by 843 different issuers at December 31, 2021. The weighted-average quality rating of all unrealized loss positions at amortized cost was A and A- as of March 31, 2022 and December 31, 2021, respectively.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at March 31, 2022 and December 31, 2021.

Analysis of Gross Unrealized Investment Losses

	At March 31, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$27,111	$(271)	$3,591	$(446)	$30,702	$(717)
States, municipalities and political subdivisions	1,308,081	(193,624)	4,630	(1,503)	1,312,711	(195,127)
Foreign governments	7,738	(959)	25,506	(7,316)	33,244	(8,275)
Corporates, by sector:
Financial	889,046	(62,791)	54,507	(8,343)	943,553	(71,134)
Utilities	257,824	(8,762)	4,736	(1,106)	262,560	(9,868)
Energy	236,413	(13,801)	—	—	236,413	(13,801)
Other corporate sectors	1,003,128	(65,334)	64,580	(14,433)	1,067,708	(79,767)
Total corporates	2,386,411	(150,688)	123,823	(23,882)	2,510,234	(174,570)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	44,651	(569)	—	—	44,651	(569)
Total investment grade securities	3,773,992	(346,111)	157,550	(33,147)	3,931,542	(379,258)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	56,133	(4,293)	54,149	(8,381)	110,282	(12,674)
Utilities	14,690	(405)	—	—	14,690	(405)
Energy	26,871	(718)	22,996	(5,082)	49,867	(5,800)
Other corporate sectors	41,377	(2,624)	24,854	(7,809)	66,231	(10,433)
Total corporates	139,071	(8,040)	101,999	(21,272)	241,070	(29,312)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	13,102	(260)	13,102	(260)
Total below investment grade securities	139,071	(8,040)	115,101	(21,532)	254,172	(29,572)
Total fixed maturities	$3,913,063	$(354,151)	$272,651	$(54,679)	$4,185,714	$(408,830)

Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in interest rates or credit spreads. The Company considers many factors when determining whether an allowance for a credit loss should be recorded. While the Company holds securities that may be in an unrealized loss position from time to time, Globe Life does not generally intend to sell and it is likely that management will not be required to sell the fixed maturities prior to their anticipated recovery or maturity due to the strong cash flows generated by its insurance operations.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
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

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended March 31,
	2022	2021
Allowance for credit losses beginning balance	$387	$3,346
Additions to allowance for which credit losses were not previously recorded	—	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	(387)	(3,346)
Allowance for credit losses ending balance	$—	$—

As of March 31, 2022 and December 31, 2021, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	March 31, 2022	December 31, 2021
Investment funds	$732,360	$640,263
Commercial mortgage loan participations	144,074	141,843
Other	13,335	11,819
Total	$889,769	$793,925

The following table presents additional information about the Company's investment funds as of March 31, 2022 and December 31, 2021 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	March 31, 2022	December 31, 2021	March 31, 2022	Redemption Term/Notice
Commercial mortgage loans	$409,918	$423,776	$254,876	Fully redeemable and non-redeemable with varying terms.
Opportunistic credit	173,058	178,215	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Other	149,384	38,272	103,264	Fully redeemable with varying terms and non-redeemable.
Total investment funds	$732,360	$640,263	$358,140

The Company had $118 million of capital called during the quarter from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $358 million as of March 31, 2022.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$60,396	42	$57,996	41
Hospitality	23,161	16	23,186	16
Retail	19,860	14	19,811	14
Industrial	17,900	13	17,900	13
Multi-family	14,770	10	14,872	11
Office	8,814	6	8,905	6
Total recorded investment	144,901	101	142,670	101
Less allowance for credit losses	(827)	(1)	(827)	(1)
Carrying value, net of allowance for credit losses	$144,074	100	$141,843	100

	March 31, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$69,167	48	$67,659	48
New York	18,551	13	18,373	13
Pennsylvania	11,673	8	11,673	8
Indiana	9,717	7	9,717	7
Florida	8,246	6	8,213	6
Texas	5,960	4	5,898	4
Other	21,587	15	21,137	15
Total recorded investment	144,901	101	142,670	101
Less allowance for credit losses	(827)	(1)	(827)	(1)
Carrying value, net of allowance for credit losses	$144,074	100	$141,843	100

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
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

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of March 31, 2022
Risk Rating:	Number of Loans	2022	2021	2020	2019	2018	2017	Total
Low	14	$—	$—	$25,045	$12,509	$41,151	$35,851	$114,556
Moderate	6	—	—	1,297	17,434	—	—	18,731
High	2	—	—	—	4,597	7,017	—	11,614
Total commercial mortgage loans	22	$—	$—	$26,342	$34,540	$48,168	$35,851	144,901
Less allowance for credit losses on the investment pool								(827)
Less allowance for credit losses on individual loans								—
Carrying value, net of valuation allowance								$144,074

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of December 31, 2021
Risk Rating:	Number of Loans	2021	2020	2019	2018	2017	Total
Low	14	$—	$23,636	$11,925	$41,209	$35,729	$112,499
Moderate	6	—	1,400	17,173	—	—	18,573
High	2	—	—	4,593	7,005	—	11,598
Total commercial mortgage loans	22	$—	$25,036	$33,691	$48,214	$35,729	142,670
Less allowance for credit losses on the investment pool							(827)
Less allowance for credit losses on individual loans							—
Carrying value, net of valuation allowance							$141,843
As of March 31, 2022, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 22 loans in the portfolio. For the three months ended March 31, 2022, the allowance for credit losses remained at $827 thousand. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2022	2021
Allowance for credit losses beginning balance	$827	$3,505
Provision (reversal) for credit losses	—	(1,358)
Allowance for credit losses ending balance	$827	$2,147

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
There were no delinquent commercial mortgage loans as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company had one commercial mortgage loan in non-accrual status, which could result in foreclosure during 2022. The outstanding principal balance of this loan was $4.6 million as of March 31, 2022 and December 31, 2021. The Company's unfunded commitment balance to commercial loan borrowers was $27 million as of March 31, 2022.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount outstanding at March 31, 2022 was $125 million.

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

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	March 31, 2022	December 31, 2021

Balance at beginning of period	$167,832	$162,261
Incurred related to:
Current year	176,953	638,054
Prior year	(12,008)	(22,477)
Total incurred	164,945	615,577
Paid related to:
Current year	70,775	487,096
Prior year	89,235	122,910
Total paid	160,010	610,006
Balance at end of period	$172,767	$167,832

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	March 31, 2022	December 31, 2021

Policy claims and other benefits payable:
Life insurance	$260,786	$245,108
Health insurance	172,767	167,832
Total	$433,553	$412,940

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
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

Pension Assets: The following table presents the assets of the Company's Pension Plans at March 31, 2022 and December 31, 2021.

Pension Assets by Component at March 31, 2022

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% to Total
Corporate bonds:
Financial	$—	$47,184	$—	$47,184	8
Utilities	—	39,148	—	39,148	7
Energy	—	20,916	—	20,916	4
Other corporates	—	79,311	—	79,311	14
Total corporate bonds	—	186,559	—	186,559	33
Exchange traded fund(1)	300,244	—	—	300,244	55
Other bonds	—	223	—	223	—
Guaranteed annuity contract(2)	—	34,863	—	34,863	6
Short-term investments	12,075	—	—	12,075	2
Other	8,192	—	—	8,192	1
	$320,511	$221,645	$—	542,156	97
Other long-term investments(3)				15,545	3
Total pension assets				$557,701	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Non-Exempt Employees Defined Benefit Pension Plan ("American Income Pension Plan").
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns less than 1% of the investment fund. As of March 31, 2022, the expected term of the investment fund is approximately 3 years and the commitment of the investment is fully funded. The investment is non-redeemable.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
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
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns approximately 1% of the investment fund. As of December 31, 2021, the expected term of the investment fund was approximately 3 years and the commitment of the investment is fully funded. The investment is non-redeemable.

SERP: The following table includes information regarding the SERP.

	Three Months Ended March 31,
	2022	2021
Premiums paid for insurance coverage	$443	$443

	March 31, 2022	December 31, 2021
Total investments:
Company owned life insurance	$53,572	$52,791
Exchange traded funds	80,685	87,133
	$134,257	$139,924

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Pension Plans	$651,861	$686,917
SERP	91,725	92,017
Pension benefit obligation	$743,586	$778,934

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the Pension Plans and SERP by expense components for the three months ended March 31, 2022 and 2021.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2022	2021
Service cost	$8,655	$7,918
Interest cost	6,123	5,467
Expected return on assets	(8,885)	(8,083)
Amortization:
Prior service cost	158	158
Actuarial (gain) loss	3,209	4,985
Net periodic benefit cost	$9,260	$10,445

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2022	2021
Basic weighted average shares outstanding	99,273,616	103,482,944
Weighted average dilutive options outstanding	976,758	1,354,773
Diluted weighted average shares outstanding	100,250,374	104,837,717

Antidilutive shares	563,991	1,836,559

Antidilutive shares are excluded from the calculation of diluted earnings per share.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 9—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				March 31, 2022				December 31, 2021
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$165,612	$(327)	$165,285	$174,991	$165,216
Senior notes(1)	9/24/2012	9/15/2022	3.800%	150,000	(161)	149,839	151,500	149,752
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(4,888)	545,112	576,906	544,949
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(4,111)	395,889	358,344	395,778
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,601)	123,399	127,150	123,396
Junior subordinated debentures	6/14/2021	6/15/2061	4.250%	325,000	(7,827)	317,173	288,340	317,155
				1,715,612	(18,915)	1,696,697	1,677,231	1,696,246
Less current maturity of long-term debt(1)				150,000	(161)	149,839	151,500	149,752
Total long-term debt				1,565,612	(18,754)	1,546,858	1,525,731	1,546,494

Current maturity of long-term debt(1)				150,000	(161)	149,839	151,500	149,752
Commercial paper				372,524	(284)	372,240	372,240	329,892
Total short-term debt				522,524	(445)	522,079	523,740	479,644

Total debt				$2,088,136	$(19,199)	$2,068,937	$2,049,471	$2,026,138
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

Federal Home Loan Bank (FHLB) Funding: In 2021, four of our insurance subsidiaries became members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to 4.1% of outstanding borrowings.

Globe Life owns $9.4 million in FHLB common stock as of March 31, 2022 and $7.9 million as of December 31, 2021. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets and activity is recorded in "Net receipts (payments) from deposit-type products" in the Condensed Consolidated Statement of Cash Flows.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
As of March 31, 2022, there were no outstanding borrowings with the FHLB. Borrowings with the FHLB are subject to the availability of pledged assets at Globe Life. As of March 31, 2022, Globe Life's maximum borrowing capacity under the FHLB facility was approximately $545 million, based on pledged assets with a fair value of $705 million.

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

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Premium Income by Distribution Channel

	Three Months Ended March 31, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$369,987	49	$28,854	9	$—	—	$398,841	37
Direct to Consumer	251,126	33	18,756	6	—	—	269,882	25
Liberty National	80,719	11	47,186	15	—	—	127,905	12
United American	2,059	—	132,664	42	—	—	134,723	13
Family Heritage	1,369	—	89,540	28	—	—	90,909	8
Other	49,342	7	—	—	—	—	49,342	5
	$754,602	100	$317,000	100	$—	—	$1,071,602	100

	Three Months Ended March 31, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$334,895	47	$27,351	9	$—	—	$362,246	36
Direct to Consumer	244,028	35	19,360	7	—	—	263,388	26
Liberty National	75,737	11	47,040	16	—	—	122,777	12
United American	2,277	—	117,087	40	1	100	119,365	12
Family Heritage	1,118	—	83,335	28	—	—	84,453	9
Other	50,064	7	—	—	—	—	50,064	5
	$708,119	100	$294,173	100	$1	100	$1,002,293	100

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

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
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

	Three Months Ended March 31, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$754,602	$317,000	$—	$—	$—	$—		$1,071,602
Net investment income	—	—	—	243,834	—	—		243,834
Other income	—	—	—	—	164	—		164
Total revenue	754,602	317,000	—	243,834	164	—		1,315,600
Expenses:
Policy obligations	549,343	196,855	7,050	—	—	—		753,248
Required interest on reserves	(189,709)	(26,865)	(9,672)	226,246	—	—		—
Required interest on DAC	56,232	7,463	53	(63,748)	—	—		—
Amortization of acquisition costs	126,079	31,852	453	—	—	—		158,384
Commissions, premium taxes, and non-deferred acquisition costs	62,203	28,602	8	—	—	—		90,813
Insurance administrative expense(1)	—	—	—	—	72,565	112	(2)	72,677
Parent expense	—	—	—	—	2,640	—		2,640
Stock-based compensation expense	—	—	—	—	9,035	—		9,035
Interest expense	—	—	—	19,944	—	—		19,944
Total expenses	604,148	237,907	(2,108)	182,442	84,240	112		1,106,741
Subtotal	150,454	79,093	2,108	61,392	(84,076)	(112)		208,859
Non-operating items	—	—	—	—	—	112	(2)	112
Measure of segment profitability (pretax)	$150,454	$79,093	$2,108	$61,392	$(84,076)	$—		208,971

Realized gain (loss)—investments								(7,244)
Non-operating expenses								(112)
Income before income taxes per Condensed Consolidated Statements of Operations								$201,615
(1)Administrative expense is not allocated to insurance segments.
(2) Non-operating expenses.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$708,119	$294,173	$1	$—	$—	$—		$1,002,293
Net investment income	—	—	—	235,820	—	—		235,820
Other income	—	—	—	—	295	—		295
Total revenue	708,119	294,173	1	235,820	295	—		1,238,408
Expenses:
Policy obligations	517,631	187,829	7,259	—	—	—		712,719
Required interest on reserves	(179,925)	(24,995)	(10,005)	214,925	—	—		—
Required interest on DAC	53,795	6,962	70	(60,827)	—	—		—
Amortization of acquisition costs	123,304	29,207	482	—	—	—		152,993
Commissions, premium taxes, and non-deferred acquisition costs	56,668	22,990	8	—	—	—		79,666
Insurance administrative expense(1)	—	—	—	—	66,176	4,828	(2)	71,004
Parent expense	—	—	—	—	2,318	—		2,318
Stock-based compensation expense	—	—	—	—	7,888	—		7,888
Interest expense	—	—	—	21,178	—	—		21,178
Total expenses	571,473	221,993	(2,186)	175,276	76,382	4,828		1,047,766
Subtotal	136,646	72,180	2,187	60,544	(76,087)	(4,828)		190,642
Non-operating items	—	—	—	—	—	4,828	(2)	4,828
Measure of segment profitability (pretax)	$136,646	$72,180	$2,187	$60,544	$(76,087)	$—		195,470

Realized gain (loss)—investments								28,152
Legal proceedings								(4,828)
Income before income taxes per Condensed Consolidated Statements of Operations								$218,794
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.

        GL Q1 2022 FORM 10-Q

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

1.Economic and other conditions, including the impact of inflation and the COVID-19 pandemic on the U.S. economy, leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Globe Life's assumptions;
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
7.Litigation results;
8.Levels of administrative and operational efficiencies that differ from our assumptions (including any reduction in efficiencies resulting from increased costs arising from operating during the COVID-19 pandemic and the impact of higher than anticipated inflation);
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
13.The severity, magnitude and impact of natural or man-made catastrophic events, including but not limited to pandemics, tornadoes, hurricanes, earthquakes, war and terrorism, on our operations and personnel, commercial activity and demand for our products; and
14.Our ability to access the commercial paper and debt markets, particularly if such markets become unpredictable or unstable for a certain period.

Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission.

        GL Q1 2022 FORM 10-Q

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

Net investment income (Required interest on net policy liabilities) (Financing costs) Excess investment income

        GL Q1 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2022 with 2021.
•Net income as a return on equity (ROE) for the three months ended March 31, 2022 was 8.5% and net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio(1) was 11.5%.
•Total premium increased 7% over the prior year. Life premium increased 7% for the period from $708 million in 2021 to $755 million in 2022. Life underwriting margin increased 10% from $137 million in 2021 to $150 million in 2022.
•Net investment income increased 3% over the same period in the prior year. Excess investment income increased 1% over the prior year.
•Total net sales increased 8% over the same period in the prior year from $168 million in 2021 to $182 million in 2022.
•Book value per share declined 8% below the same period in the prior year from $75.10 to $69.16. Book value per share, excluding net unrealized gains on the fixed maturity portfolio(1), increased 10% over the prior year from $54.36 in 2021 to $59.65 in 2022.
•The Company incurred $46 million of COVID-19 net life claims (net of reserves released upon death) for the three months ended March 31, 2022 compared with $38 million during the same period last year.
•For the three months ended March 31, 2022, the Company repurchased 880 thousand shares of Globe Life Inc. common stock at a total cost of $89 million for an average share price of $100.70.
The following graphs represent net income and net operating income for the three month periods ended March 31, 2022 and 2021.

Net Income
(Dollar amounts in thousands)
$200,000
$100,000
$0
$178,517
$164,361
2021
2022

Net Operating Income
(Dollar amounts in thousands)
$200,000
$100,000
$0
$160,091
$170,172
2021
2022

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
Net operating income as an ROE, excluding net unrealized gains on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities, net of tax is $948 million and $2.2 billion for the three months ended March 31, 2022 and 2021, respectively.
Book value per share, excluding net unrealized gains on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains on fixed maturities is $9.51 and $20.74 for the three months ended March 31, 2022 and 2021, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q1 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income declined 8% to $164 million during the three months ended March 31, 2022, compared with $179 million in the same period in 2021. This decrease was primarily attributed to $6 million of after-tax realized losses on investments in the current period, as compared to $22 million of after tax realized gains on investments in the year-ago period. See further discussion under the caption Investments. On a diluted per common share basis, net income per common share for the three months ended March 31, 2022 declined 4% from $1.70 to $1.64.

Net operating income is the consolidated total of segment profits after-tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain significant and unusual non-operating items in 2021 and through the three months ended March 31, 2022. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods. Net operating income increased 6% to $170 million for the three months ended March 31, 2022, compared with $160 million for the same period in 2021, primarily due to a 10% increase in life underwriting margin. On a diluted per common share basis, net operating income per common share for the three months ended March 31, 2022 increased from $1.53 to $1.70.

Despite headwinds with COVID-19, the Company continues to see positive signs in its core operations, including strong sales and premium growth, favorable persistency and a strong ROE, excluding net unrealized gains on the fixed maturity portfolio.

COVID-19. For the three months ended March 31, 2022, the Company incurred $46 million of COVID-19 net life claims. Per the Centers for Disease Control and Prevention (CDC), there were approximately 155 thousand U.S. COVID-19 deaths in the first quarter of 2022. For the full year 2022, we expect total U.S. COVID deaths to fall within a range of 200,000 to 300,000.

At the midpoint of our 2022 guidance, we expect to incur approximately $71 million of COVID life claims for the full year based on an estimated range of $2.5 million to $3.5 million of COVID life claims per 10,000 U.S. deaths. The projected life claims are dependent on this estimate and many other variables, including, but not limited to, projected U.S. deaths from COVID-19, the timing and availability of effective treatments for the disease, vaccination rates and effectiveness of vaccines, impact from potential variants, and the ages and geographic areas in which infections and deaths occur.

        GL Q1 2022 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021	Change	%
Life insurance underwriting margin	$150,454	$136,646	$13,808	10
Health insurance underwriting margin	79,093	72,180	6,913	10
Annuity underwriting margin	2,108	2,187	(79)	(4)
Excess investment income	61,392	60,544	848	1
Other insurance:
Other income	164	295	(131)	(44)
Administrative expense	(72,565)	(66,176)	(6,389)	10
Corporate and other	(11,675)	(10,206)	(1,469)	14
Pre-tax total	208,971	195,470	13,501	7
Applicable taxes	(38,799)	(35,379)	(3,420)	10
Net operating income	170,172	160,091	10,081	6
Reconciling items, net of tax:
Realized gain (loss)—investments	(5,723)	22,240	(27,963)
Non-operating expenses	(88)	—	(88)
Legal proceedings	—	(3,814)	3,814
Net income	$164,361	$178,517	$(14,156)	(8)

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $14 million compared with the prior year quarter, primarily due to premium growth partially offset by higher life claims and higher acquisition costs. The health segment contributed to the growth in income as well, contributing $79 million of additional underwriting margin in the first quarter of 2022 compared with $72 million in the first quarter of 2021.

        GL Q1 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2022, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the three months ended March 31, 2022.

Total premium income rose 7% for the three months ended March 31, 2022 to $1.1 billion. Total net sales increased 8% to $182 million, when compared with 2021. Total first-year collected premium (defined in the following section) was $146 million for 2022, compared with $141 million for 2021.

Life insurance premium income increased 7% to $755 million over the prior year total of $708 million. Life net sales rose 8% to $139 million for the first three months of 2022. First-year collected life premium rose 3% to $106 million. Life underwriting margins, as a percent of premium, increased to 20% in 2022 from 19%. Underwriting margin increased to $150 million in 2022, 10% over the same period in 2021.

Health insurance premium income increased 8% to $317 million over the prior year total of $294 million. Health net sales rose 8% to $43 million for the first three months of 2022. First-year collected health premium rose 4% to $40 million. Health underwriting margins, as a percent of premium, were 25% in 2022 and in 2021. Health underwriting margin increased to $79 million for the first three months of 2022, 10% over the same period in 2021.

Excess investment income, the measure of profitability of our investment segment, increased 1% during 2022 to $61.4 million from $60.5 million in the same period in 2021. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 5% to $0.61 from $0.58 when compared with the same period in 2021.

Insurance administrative expenses increased 10% in 2022 when compared with the prior-year period. These expenses were 6.8% as a percent of premium during 2022 compared with 6.6% a year earlier.

For the three months ended March 31, 2022, the Company repurchased 880 thousand Globe Life Inc. shares at a total cost of $89 million for an average share price of $100.70.

        GL Q1 2022 FORM 10-Q

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

        GL Q1 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2022, life premium represented 70% of total premium and life underwriting margin represented 65% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$754,602	100	$708,119	100	$46,483	7

Policy obligations	549,343	73	517,631	73	31,712	6
Required interest on reserves	(189,709)	(25)	(179,925)	(25)	(9,784)	5
Net policy obligations	359,634	48	337,706	48	21,928	6
Commissions, premium taxes, and non-deferred acquisition expenses	62,203	8	56,668	8	5,535	10
Amortization of acquisition costs	182,311	24	177,099	25	5,212	3
Total expense	604,148	80	571,473	81	32,675	6
Insurance underwriting margin	$150,454	20	$136,646	19	$13,808	10

The higher life insurance underwriting margins for the three months ended March 31, 2022 are primarily attributed to the increase in premium growth partially offset by higher life claims and higher acquisition costs.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$369,987	49	$334,895	47	$35,092	10
Direct to Consumer	251,126	33	244,028	34	7,098	3
Liberty National	80,719	11	75,737	11	4,982	7
Other	52,770	7	53,459	8	(689)	(1)
Total	$754,602	100	$708,119	100	$46,483	7

Annualized life premium in force was $2.99 billion at March 31, 2022, an increase of 7% over $2.79 billion a year earlier.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$85,350	61	$69,623	54	$15,727	23
Direct to Consumer	33,913	24	39,691	31	(5,778)	(15)
Liberty National	17,365	13	16,225	13	1,140	7
Other	2,375	2	2,688	2	(313)	(12)
Total	$139,003	100	$128,227	100	$10,776	8

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$65,294	62	$58,597	57	$6,697	11
Direct to Consumer	24,212	23	30,627	30	(6,415)	(21)
Liberty National	13,748	13	11,240	11	2,508	22
Other	2,397	2	2,330	2	67	3
Total	$105,651	100	$102,794	100	$2,857	3

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 49% of the Company's March 31, 2022 total. Net sales increased 23% to $85 million during the first three months of 2022 compared with $70 million in 2021 for the same period. The underwriting margin, as a percent of premium, was 30% for the three months ended March 31, 2022, up from 29% in the year-ago period.

This division incurred $15 million in COVID-19 net life claims, representing approximately 4% of premium, for the three months ended March 31, 2022 compared with $9 million in COVID-19 net life claims during the year-ago period.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

This division is anticipating an increase in net sales for the full year 2022 as compared with 2021 due in part to increased productivity plus a gradual improvement in issue rates as some challenges in underwriting, such as staffing and speed of obtaining medical records and other information, are resolving. Below is the average producing agent count at the end of the period for the American Income Life Division. The average producing agent count is based on the actual count at the end of each week during the year. Recruiting challenges in a difficult job market led to a reduction in the number of producing agents in the second half of 2021. The division is seeing improvements in the job market and its ability to recruit both virtually and in-person and currently expects growth in the producing agent count in the second half of 2022. Sales growth in our exclusive agencies is generally dependent on growth in the size of the agency force.

	At March 31,		Change
	2022	2021	Amount	%
American Income	9,385	9,918	(533)	(5)

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a customer relationship management (CRM) tool for the agency force. This tool is designed to drive productivity in lead distribution, conservation of business, manager dash boards and new agent recruiting. Additionally, this division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training and sales activity. Over the course of the pandemic, the agents have shifted to primarily a virtual experience with the customers and have generated a vast majority of its sales through virtual presentations. We find this flexibility to be enticing for new recruits as well as a driver of sustainability for our agency force.

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

While the juvenile market is an important source of sales, it is also a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a DTC solicitation for life coverage on themselves in comparison to the general adult population. Also, both juvenile policyholders and their parents are low acquisition-cost targets for sales of additional coverage over time.

DTC net sales declined 15% to $34 million for the three months ended March 31, 2022 compared with $40 million for the same period in the prior year, primarily due to the record high net life sales in the prior year. DTC incurred $25 million of COVID-19 net life claims, representing approximately 10% of premium, for the three months ended March 31, 2022 compared with $20 million for the same period in 2021. DTC’s underwriting margin, as a percent of premium, was 4% for the three months ended March 31, 2022 and 2021.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 17% for the three months ended March 31, 2022, up from 13% during the same period a year ago. This increase is primarily attributable to lower net policy obligations in relation to premium during the three months ended March 31, 2022 compared with the same period a year ago. This division incurred $4 million of COVID-19 net life claims, representing approximately 5% of premium, for the three months ended March 31, 2022 compared with $8 million for the same period in 2021.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Net sales rose 7% in the three months ended March 31, 2022 over the same period in 2021. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company continues to project total net life sales to increase for the remainder of 2022 as compared to the prior year.

Below is the average producing agent count at the end of the period for Liberty National Division.

	At March 31,		Change
	2022	2021	Amount	%
Liberty National	2,656	2,734	(78)	(3)

The Liberty National Division average producing agent count decreased 3% compared with the prior-year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the division continues to gain momentum in its sales and recruiting initiatives and advances its technology and CRM platform, the agency anticipates an increase in recruiting of new agents and an increase in the average producing agent count.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $53 million of life premium income, or 7% of Globe Life's total premium income in the three months ended March 31, 2022, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 30% of our total premium in 2022, while the health underwriting margin accounted for 34% of total underwriting margin. Health underwriting margin increased 10% to $79 million primarily due to higher premium growth. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$317,000	100	$294,173	100	$22,827	8

Policy obligations	196,855	62	187,829	64	9,026	5
Required interest on reserves	(26,865)	(8)	(24,995)	(9)	(1,870)	7
Net policy obligations	169,990	54	162,834	55	7,156	4
Commissions, premium taxes, and non-deferred acquisition expenses	28,602	9	22,990	8	5,612	24
Amortization of acquisition costs	39,315	12	36,169	12	3,146	9
Total expense	237,907	75	221,993	75	15,914	7
Insurance underwriting margin	$79,093	25	$72,180	25	$6,913	10

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$132,664	42	$117,087	40	$15,577	13
Family Heritage	89,540	28	83,335	28	6,205	7
Liberty National	47,186	15	47,040	16	146	—
American Income	28,854	9	27,351	9	1,503	5
Direct to Consumer	18,756	6	19,360	7	(604)	(3)
Total	$317,000	100	$294,173	100	$22,827	8

Premium related to limited-benefit plans comprise $173 million, or 54%, of the total health premiums for 2022 compared with $152 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $144 million, or 46% for 2022 compared with $142 million, or 48% in the same period in the prior year.

Annualized health premium in force was $1.29 billion at March 31, 2022, an increase of 9% over $1.18 billion a year earlier.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$12,970	30	$12,945	33	$25	—
Family Heritage	18,602	43	15,579	39	3,023	19
Liberty National	6,214	15	5,839	15	375	6
American Income	4,621	11	4,611	12	10	—
Direct to Consumer	421	1	642	1	(221)	(34)
Total	$42,828	100	$39,616	100	$3,212	8

Health net sales related to limited-benefit plans comprise $31 million, or 72%, of the total health net sales for 2022, compared with $26 million in the same period in the prior year. Medicare Supplement sales make up the remaining $12 million, or 28% for 2022, compared with $14 million, or 34% in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$14,762	37	$14,306	37	$456	3
Family Heritage	14,668	37	13,811	36	857	6
Liberty National	5,444	13	4,815	13	629	13
American Income	4,323	11	4,587	12	(264)	(6)
Direct to Consumer	691	2	759	2	(68)	(9)
Total	$39,888	100	$38,278	100	$1,610	4

First-year collected premium related to limited-benefit plans comprise $26 million, or 65%, of total first-year collected premium, for 2022 compared with $23 million in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $14 million, or 35% for 2022, compared with $15 million, or 39% in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Division represents 82% of all Medicare Supplement premium and 96% of Medicare Supplement net sales. For the three months ended March 31, 2022, Medicare Supplement premium in this agency rose 4% to $119 million in 2022 over the prior period total of $115 million. Medicare Supplement net sales declined 10% to $12 million in 2022 from the prior year period, primarily as a result of a decrease in individual sales. Underwriting margin as a percent of premium was 15% for the three months ended March 31, 2022, down from 16% in 2021.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 27% for the three months ended March 31, 2022, up from 26% in the year-ago period.
The division experienced a 19% increase in net health sales as compared with the three-month period a year ago, primarily due to an increase in agent productivity and training. The division will continue to launch incentive programs to help drive an increase in productivity and the number of producing agents.

Below is the average producing agent count at the end of the period for the Family Heritage Division. While the agency has seen a decrease in agent count as compared with 2021, we anticipate that as COVID-19 and the job market stabilizes, agent recruitment opportunities should increase.

	At March 31,		Change
	2022	2021	Amount	%
Family Heritage Division	1,100	1,285	(185)	(14)

The Liberty National Division represented 15% of all Globe Life health premium income at $47 million for the three-month period ended March 31, 2022. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of critical illness insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses of 10 to 100 employees. Health premium at Liberty National Division was $47 million for the three months ended March 31, 2022, and 2021. Liberty National's first-year collected premium rose 13% to $5.4 million in the three months ended March 31, 2022 compared with $4.8 million for the same period in 2021. Health net sales for the three months ended March 31, 2022 rose 6% from the comparable period in 2021. We anticipate an increase in net health sales going forward at this division as the Company becomes more able to interact face-to-face with customers.

Other Distribution. The Company's other distribution channels, while primarily focused on selling life insurance, also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 15% of health premium for the three months ended March 31, 2022 compared to 16% for the same period in 2021.

ANNUITIES

Annuities represent an insignificant part of our business. We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products.

        GL Q1 2022 FORM 10-Q

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $8.8 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted common share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Net investment income	$243,834	$235,820	$8,014	3
Interest on net insurance policy liabilities:
Interest on reserves	(226,246)	(214,925)	(11,321)	5
Interest on deferred acquisition costs	63,748	60,827	2,921	5
Net required interest	(162,498)	(154,098)	(8,400)	5
Financing costs	(19,944)	(21,178)	1,234	(6)
Excess investment income	$61,392	$60,544	$848	1

Excess investment income per diluted share	$0.61	$0.58	$0.03	5

Mean invested assets (at amortized cost)	$19,457,487	$18,646,061	$811,426	4
Average net insurance policy liabilities(1)	11,233,749	10,775,618	458,131	4
Average debt and preferred securities (at amortized cost)	2,130,025	1,939,394	190,631	10
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.
Excess investment income increased $848 thousand, or 1%, compared with the year-ago period. Excess investment income per diluted common share was $0.61 for the three months ended March 31, 2022 an increase of 5% over the prior year period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the three months ended March 31, 2022 was $244 million or 3% greater than the year-ago period. Mean invested assets increased 4% during the first three months of 2022 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.15% in the first three months of 2022, compared with 5.24% a year earlier. Growth in net investment income has been negatively impacted in recent years by the low interest rate environment during which time we have invested new money at yields lower than our

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

average portfolio yield. In addition, we have reinvested the proceeds from bonds that matured, were called, or were otherwise disposed of at yield rates less than the yield rate earned on these disposed bonds. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material negative impact on net investment income. In addition to fixed maturities, the Company has also invested in limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the investment funds for the three months ended March 31, 2022 was 6.28%. See additional information in Note 4—Investments.

Should the current low interest rate environment continue, the growth of the Company's net investment income will be negatively impacted primarily due to the investment of new money and proceeds from dispositions at rates less than the average portfolio yield rate. While net investment income would grow, it would continue to grow at rates less than the growth in mean invested assets. For the full year 2022, we currently anticipate the average new money rate on our fixed maturity acquisitions to be approximately 90 basis points higher than the yield achieved on our 2021 acquisitions. This expected increase in yields should result in the investment income growth rate being closer to the growth of our invested assets.

Should interest rates, especially long-term rates, rise, Globe Life's net investment income would benefit due to higher interest rates on new investments. While such a rise in interest rates could adversely affect the fair value of the fixed maturities portfolio, we could withstand an increase in interest rates of approximately 55 to 60 basis points before the net unrealized gains on our fixed maturity portfolio as of March 31, 2022 would be eliminated. Should interest rates increase further, we would not be concerned with potential interest rate driven unrealized losses in our fixed maturity portfolio because we do not generally intend to sell, nor is it likely that management will be required to sell, the fixed maturities prior to their anticipated recovery.

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

In comparison to the year-ago period, required interest on net insurance policy liabilities increased $8 million, or 5%, to $162 million, compared with the 4% growth in average net interest-bearing insurance policy liabilities.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	%
Interest on funded debt	$18,644	$19,746	$(1,102)	(6)
Interest on short-term debt	1,300	1,432	(132)	(9)
Financing costs	$19,944	$21,178	$(1,234)	(6)

During the first three months of 2022, financing costs decreased 6% compared with the prior year primarily due to lower overall rates on the funded debt. More information on our debt transactions is disclosed in the Financial Condition section of this report.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Realized Gains and Losses. Our life and health insurance companies collect premium income from policyholders for the eventual payment of policyholder benefits, sometimes paid many years or even decades in the future. Since benefits are expected to be paid in future periods, premium receipts in excess of current expenses are invested to provide for these obligations. For this reason, we hold a significant investment portfolio as a part of our core insurance operations. This portfolio consists primarily of high-quality fixed maturities containing an adequate yield to provide for the cost of carrying these long-term insurance product obligations. As a result, fixed maturities are generally held for long periods to support these obligations. Expected yields on these investments are taken into account when setting insurance premium rates and product profitability expectations.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,
	2022		2021
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(2,295)	$(0.02)	$(8,599)	$(0.08)
Matured or other redemptions(1)	5,889	0.06	20,800	0.20
Provision for credit losses	306	—	2,643	0.02
Fair value option—change in fair value	(4,217)	(0.04)	7,809	0.07
Other	(5,406)	(0.06)	(413)	—
Total realized gains (losses)	$(5,723)	$(0.06)	$22,240	$0.21
(1)During the three months ended March 31, 2022 and 2021, the Company recorded $0 and $85.8 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $0 and $19.9 million, respectively in realized gains, net of tax.

        GL Q1 2022 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cost of acquisitions:
Investment-grade corporate securities	$187,324	$260,002
Investment-grade municipal securities	163,891	33,228
Other investment-grade securities	—	5,619
Total fixed maturity acquisitions(1)	$351,215	$298,849

Effective annual yield (one year compounded)(2)	3.97%	3.41%
Average life (in years, to next call)	15.8	29.6
Average life (in years, to maturity)	26.9	33.7
Average rating	A	A
(1)Fixed maturity acquisitions included unsettled trades of $12 million in 2022 and $3 million in 2021.
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

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first three months of 2022, we invested primarily in the municipal, financial and industrial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.15%, down approximately 9 basis points from the yield in the first three months of 2021. As previously noted in the discussion of net investment income, the decrease was primarily due to the combination of lower interest rates applicable to new purchases and fixed maturity dispositions. For the remainder of 2022, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted capital-adjusted return.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	March 31, 2022	December 31, 2021	March 31, 2021
Average annual effective yield(1)	5.15%	5.17%	5.24%
Average life, in years, to:
Next call(2)	15.5	15.7	16.2
Maturity(2)	18.9	19.0	19.0
Effective duration to:
Next call(2,3)	10.0	10.6	10.6
Maturity(2,3)	11.5	12.2	11.9
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

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2022 and December 31, 2021.

Fixed Maturities by Sector
March 31, 2022
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,421	$1,954	$(4,893)	$54,482	$2,368,933	$252,627	$(33,048)	$2,588,512	13	13
Banks	26,971	1,835	—	28,806	1,019,590	97,441	(10,002)	1,107,029	6	6
Other financial	93,652	1	(7,781)	85,872	1,267,845	69,711	(40,758)	1,296,798	7	7
Total financial	178,044	3,790	(12,674)	169,160	4,656,368	419,779	(83,808)	4,992,339	26	26
Utilities
Electric	36,281	1,349	(405)	37,225	1,369,668	210,650	(4,851)	1,575,467	8	8
Gas and water	—	—	—	—	543,432	41,045	(5,422)	579,055	3	3
Total utilities	36,281	1,349	(405)	37,225	1,913,100	251,695	(10,273)	2,154,522	11	11
Industrial - Energy
Pipelines	85,194	3,079	(5,800)	82,473	918,164	95,774	(11,147)	1,002,791	5	5
Exploration and production	—	—	—	—	529,934	60,030	(8,443)	581,521	3	3
Oil field services	—	—	—	—	49,773	8,279	—	58,052	—	—
Refinery	—	—	—	—	88,944	14,251	(11)	103,184	1	1
Total energy	85,194	3,079	(5,800)	82,473	1,586,815	178,334	(19,601)	1,745,548	9	9
Industrial - Basic materials
Chemicals	—	—	—	—	673,481	54,933	(7,239)	721,175	4	4
Metals and mining	—	—	—	—	364,405	70,193	(495)	434,103	2	2
Forestry products and paper	—	—	—	—	65,574	6,398	—	71,972	—	1
Total basic materials	—	—	—	—	1,103,460	131,524	(7,734)	1,227,250	6	7
Industrial - Consumer, non-cyclical	21,321	—	(4,082)	17,239	2,229,773	177,589	(20,997)	2,386,365	12	13
Other industrials	25,539	1,554	—	27,093	1,252,491	125,300	(7,963)	1,369,828	7	7
Industrial - Transportation	8,057	79	—	8,136	539,199	67,424	(781)	605,842	3	3
Other corporate sectors	179,161	7,520	(6,351)	180,330	1,718,758	106,557	(52,725)	1,772,590	10	9
Total corporates	533,597	17,371	(29,312)	521,656	14,999,964	1,458,202	(203,882)	16,254,284	84	85
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	2,837,889	130,600	(204,119)	2,764,370	15	14
Collateralized debt obligations	36,310	23,228	—	59,538	36,310	23,228	—	59,538	—	—
Other asset-backed securities	13,362	—	(260)	13,102	101,041	481	(829)	100,693	1	1
Mortgage-backed securities(1)	—	—	—	—	206	16	—	222	—	—
Total fixed maturities	$583,269	$40,599	$(29,572)	$594,296	$17,975,410	$1,612,527	$(408,830)	$19,179,107	100	100
(1)Includes Government National Mortgage Association (GNMA).

        GL Q1 2022 FORM 10-Q

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
(1)Includes GNMAs.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the March 31, 2022 fixed maturity portfolio, representing 84% of amortized cost, net and 85% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At March 31, 2022, the total fixed maturity portfolio consisted of 876 issuers.

Fixed maturities had a fair value of $19.2 billion at March 31, 2022, compared with $21.3 billion at December 31, 2021. The net unrealized gain position in the fixed-maturity portfolio decreased from $3.5 billion at December 31, 2021 to $1.2 billion at March 31, 2022 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at March 31, 2022 and December 31, 2021, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at March 31, 2022 and December 31, 2021, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $519 million at amortized cost, net of allowance for credit losses ($523 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At March 31, 2022
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$762,200	4	$784,358	4
AA	2,347,897	13	2,228,778	12
A	4,487,319	25	4,974,961	26
BBB+	3,901,821	22	4,272,763	22
BBB	4,285,247	24	4,603,423	24
BBB-	1,607,657	9	1,720,528	9
Total investment grade	17,392,141	97	18,584,811	97	A-

Below investment grade:
BB	455,835	2	447,982	2
B	91,124	1	86,776	1
Below B	36,310	—	59,538	—
Total below investment grade	583,269	3	594,296	3	BB-
	$17,975,410	100	$19,179,107	100

Weighted average composite quality rating					A-

        GL Q1 2022 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as year-end 2021. Fixed maturities rated BBB are 55% of the total portfolio at March 31, 2022 compared with 54% at year-end 2021. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of March 31, 2022. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$701,546	$840,739
Downgrades by rating agencies	—	—
Upgrades by rating agencies	(96,080)	—
Dispositions	(23,041)	(43,141)
Provision for credit losses	(31)	3,346
Amortization and other	875	768
Balance at end of period	$583,269	$801,712

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

losses, were 10% of our shareholders’ equity, excluding the effect of unrealized gains and losses on fixed maturities as of March 31, 2022. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2022		2021		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$30,283	2.8	$28,180	2.8	$2,103	7
Other employee costs	11,276	1.1	11,447	1.2	(171)	(1)
Information technology costs	12,899	1.2	11,404	1.1	1,495	13
Legal costs	3,643	0.3	2,833	0.3	810	29
Other administrative costs	14,464	1.4	12,312	1.2	2,152	17
Total insurance administrative expenses	72,565	6.8	66,176	6.6	6,389	10

Parent company expense	2,640		2,318		322
Stock compensation expense	9,035		7,888		1,147
Legal proceedings	—		4,828		(4,828)
Non-operating expenses	112		—		112
Total operating expenses, per Condensed Consolidated Statements of Operations	$84,352		$81,210		$3,142	4

Total operating expenses increased 4% over the prior year period primarily due to a 10% increase in insurance administrative expenses. Insurance administrative expenses increased $6 million primarily due to higher information technology costs, including associated information technology salaries, higher employee costs in general, and higher costs due to the addition of Globe Life Benefits. The increase in stock-based compensation expense was primarily due to the higher expense associated with equity awards, reflecting the Parent Company's increased share price in 2022 as compared with 2021. Insurance administrative expenses as a percent of premium were 6.8%, compared to 6.6% for the same period in 2021.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed with the Board of Directors by management quarterly and annually reaffirmed by the Board of Directors. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flows after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt and other limited operating activities. The majority of our share repurchases are made from excess cash flow after the payment of shareholder dividends. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. On August 4, 2021, the Board of Directors reauthorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders.
The following chart summarizes share repurchases for the three month periods ended March 31, 2022 and 2021.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022			2021
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	880	$88,621	$100.70	944	$90,149	$95.47
Option exercise proceeds	299	30,861	103.07	435	42,571	97.89
Total	1,179	$119,482	$101.30	1,379	$132,720	$96.23
Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from multiple sources: positive cash flow from operations, a portfolio of marketable securities, a revolving credit facility, commercial paper and the Federal Home Loan Bank (FHLB).

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

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Four of our insurance subsidiaries are members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only source of liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed. Refer to Note 9—Debt for further details.

Parent Company Liquidity. An important source of Parent Company liquidity is the dividends from its insurance subsidiaries. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company.

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2022	2021	Projected 2022	2021
Liquidity Sources:
Dividends from Subsidiaries	$107,083	$120,728	$400,000	$478,535
Excess Cash Flows	69,270	88,922	280,000	370,120

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. At March 31, 2022, the Parent Company had access to $134 million of invested cash, net intercompany receivables and other liquid assets.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While the Parent Company may request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020. The five-year credit agreement will now mature on September 30, 2026. As of March 31, 2022, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2022	December 31, 2021	March 31, 2021
Balance of commercial paper at end of period (par value)	$372,524	$330,033	$275,000
Annualized interest rate	0.69%	0.29%	0.23%
Letters of credit outstanding	$125,000	$125,000	$135,000
Remaining amount available under credit line	252,476	294,967	340,000

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Average balance of commercial paper outstanding during period (par value)	$426,243	$300,444
Daily-weighted average interest rate (annualized)	0.43%	0.24%
Maximum daily amount outstanding during period (par value)	$500,529	$355,000

The Company increased the commercial paper borrowings by $42 million since year-end, reflecting timing of cash needs of the Parent Company. We had no difficulties in accessing the commercial paper market under this facility during the three months ended March 31, 2022 and 2021.

Globe Life expects to have readily available funds for 2022 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through liquid assets currently available, internally-generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Parent Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility or term loan, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows from operations were $397 million in the first three months of 2022, compared with $372 million in the same period of 2021. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $115 million during the 2022 period. As previously noted under the caption Credit Facility, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $185 million at March 31, 2022, compared with $161 million at December 31, 2021. In addition to these liquid assets, the entire $19.2 billion (fair value at March 31, 2022) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

        GL Q1 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.5 billion at March 31, 2022 and December 31, 2021. Refer to Note 9—Debt for a complete analysis and description of long-term debt issues outstanding.

Selected Information about Debt Issues
As of March 31, 2022
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	05/27/1993	05/15/2023	7.875%	semiannual	$165,612	$165,285	$174,991
Senior notes(1)	09/24/2012	09/15/2022	3.800%	semiannual	150,000	149,839	151,500
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	550,000	545,112	576,906
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	395,889	358,344
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,399	127,150
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,173	288,340
					1,715,612	1,696,697	1,677,231
Less current maturity of long-term debt(1)					150,000	149,839	151,500
Total long-term debt					1,565,612	1,546,858	1,525,731

Current maturity of long-term debt(1)					150,000	149,839	151,500
Commercial paper					372,524	372,240	372,240
Total short-term debt					522,524	522,079	523,740

Total debt					$2,088,136	$2,068,937	$2,049,471
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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2022, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company concludes that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. As of December 31, 2021, our consolidated Company Action Level RBC ratio was 315%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Shareholders' Equity: On March 8, 2022, the Parent Company announced that it had declared a quarterly dividend of $0.2075 per share. This dividend was paid on April 29, 2022.

        GL Q1 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Shareholders’ equity was $6.9 billion at March 31, 2022. This compares with $8.6 billion at December 31, 2021 and $7.8 billion at March 31, 2021. During the three months since December 31, 2021, shareholders’ equity decreased primarily due to $1.8 billion of after-tax unrealized losses in the fixed-maturity portfolio as interest rates have increased over the period. In addition, shareholders' equity increased by net income of $164 million during the first three months of 2022, but was offset by share repurchases of $89 million and an additional $31 million in share purchases to offset the dilution from stock option exercises.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Possible uses of excess cash flow include, but are not limited to, share repurchases, acquisitions, shareholder dividend payments, investments in securities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that targeted capital levels are maintained in our insurance subsidiaries. If market conditions are favorable, we currently expect that share repurchases will continue to be a primary use of those funds.

Globe Life is required under GAAP to revalue its available for sale fixed maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on deferred acquisition costs and income tax, are reflected directly in shareholders’ equity.

While a majority of our invested assets are revalued, current accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as that of our invested assets, with changes in value applied directly to shareholders’ equity. Due to the size of our policy liabilities in relation to our shareholders’ equity, an inconsistency exists in measurement, which may have a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios. Due to the long-term nature of our fixed maturity investments and policy liabilities and the strong cash flows consistently generated by our insurance subsidiaries, we have the ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by market rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

        GL Q1 2022 FORM 10-Q

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
Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	March 31, 2022		December 31, 2021		March 31, 2021
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$19,179,107	$1,203,697	$21,305,287	$3,500,365	$20,154,910	$2,742,951
Deferred acquisition costs(2)	4,999,935	(3,951)	4,914,728	(4,327)	4,662,509	(5,596)
Total assets	27,850,328	1,199,746	29,768,048	3,496,038	28,112,896	2,737,355
Short-term debt	522,079	—	479,644	—	274,919	—
Long-term debt	1,546,858	—	1,546,494	—	1,668,322	—
Shareholders' equity	6,894,020	947,799	8,642,806	2,761,870	7,832,337	2,162,510

Book value per diluted share	69.16	9.51	85.97	27.47	75.10	20.74
Debt to capitalization(3)	23.1%	(2.7)%	19.0%	(6.6)%	19.9%	(5.6)%

Diluted shares outstanding	99,689		100,535		104,292
Actual shares outstanding	98,875		99,567		103,193

(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

        GL Q1 2022 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Globe Life, under the direction of the Co-Chairmen and Chief Executive Officers and the Senior Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Globe Life in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Globe Life's management, including the Co-Chairmen and Chief Executive Officers and the Senior Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal quarter completed March 31, 2022, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Senior Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Senior Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the period ended March 31, 2022, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q1 2022 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the First Quarter of 2022

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	403,891	$101.72	403,891
February 1-28, 2022	393,257	104.14	393,257
March 1-31, 2022	382,339	97.93	382,339

On August 4, 2021, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

        GL Q1 2022 FORM 10-Q

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

        GL Q1 2022 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: May 5, 2022	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: May 5, 2022	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: May 5, 2022	/s/ Frank M. Svoboda
Frank M. Svoboda
Senior Executive Vice President and Chief Financial Officer

        GL Q1 2022 FORM 10-Q