Form 10-Q
period 2022-06-30
GLOBE LIFE INC.
filed 2022-08-05
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common Stock, $1.00 Par Value	97,437,508
Q2 2022 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
Q2 2022 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2022—$17,996,386; 2021—$17,805,309, allowance for credit losses: 2022— $0; 2021— $387)	$17,181,967	$21,305,287
Policy loans	597,187	589,634
Other long-term investments (includes: 2022—$740,006; 2021—$640,263 under the fair value option)	898,955	793,925
Short-term investments	115,824	69,145
Total investments	18,793,933	22,757,991
Cash	172,257	92,163
Accrued investment income	256,548	251,307
Other receivables	478,571	487,443
Deferred acquisition costs	5,084,878	4,914,728
Goodwill	481,791	481,791
Other assets	775,189	782,625
Total assets	$26,043,167	$29,768,048
Liabilities:
Future policy benefits	$16,403,710	$16,034,727
Unearned and advance premium	68,451	65,472
Policy claims and other benefits payable	431,652	412,940
Other policyholders' funds	100,336	98,935
Total policy liabilities	17,004,149	16,612,074
Current and deferred income taxes	856,101	1,765,021
Short-term debt	495,126	479,644
Long-term debt (estimated fair value: 2022—$1,489,582; 2021—$1,667,009)	1,627,143	1,546,494
Other liabilities	737,538	722,009
Total liabilities	20,720,057	21,125,242
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2022 and 2021	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2022—109,218,183 issued; 2021—109,218,183 issued)	109,218	109,218
Additional paid-in-capital	531,516	520,564
Accumulated other comprehensive income (loss)	(731,493)	2,677,583
Retained earnings	6,469,956	6,182,100
Treasury stock, at cost: (2022—11,703,370 shares; 2021—9,650,845 shares)	(1,056,087)	(846,659)
Total shareholders' equity	5,323,110	8,642,806
Total liabilities and shareholders' equity	$26,043,167	$29,768,048

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Life premium	$759,924	$728,170	$1,514,526	$1,436,289
Health premium	319,189	295,586	636,189	589,759
Other premium	—	—	—	1
Total premium	1,079,113	1,023,756	2,150,715	2,026,049
Net investment income	243,642	238,308	487,476	474,128
Realized gains (losses)	(30,446)	8,659	(37,690)	36,811
Other income	299	388	463	683
Total revenue	1,292,608	1,271,111	2,600,964	2,537,671

Benefits and expenses:
Life policyholder benefits	511,034	498,471	1,060,377	1,016,102
Health policyholder benefits	197,218	188,854	394,073	376,683
Other policyholder benefits	7,074	7,286	14,124	14,545
Total policyholder benefits	715,326	694,611	1,468,574	1,407,330

Amortization of deferred acquisition costs	155,205	148,021	313,589	301,014
Commissions, premium taxes, and non-deferred acquisition costs	93,595	82,312	184,408	161,978
Other operating expense	89,658	79,155	174,010	160,365
Interest expense	21,828	21,769	41,772	42,947
Total benefits and expenses	1,075,612	1,025,868	2,182,353	2,073,634

Income before income taxes	216,996	245,243	418,611	464,037
Income tax benefit (expense)	(39,992)	(45,625)	(77,246)	(85,902)
Net income	$177,004	$199,618	$341,365	$378,135

Basic net income per common share	$1.80	$1.94	$3.46	$3.66

Diluted net income per common share	$1.79	$1.92	$3.43	$3.62

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$177,004	$199,618	$341,365	$378,135

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(2,042,210)	904,048	(4,335,132)	(358,011)
Other reclassification adjustments included in net income	22,259	645	18,229	(16,497)
Foreign exchange adjustment on fixed maturities recorded at fair value	1,835	2,218	2,119	4,660
Total unrealized investment gains (losses)	(2,018,116)	906,911	(4,314,784)	(369,848)
Less applicable tax (expense) benefit	423,810	(190,452)	906,109	77,667
Unrealized gains (losses) on investments, net of tax	(1,594,306)	716,459	(3,408,675)	(292,181)

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	6,079	408	6,455	767
Less applicable tax (expense) benefit	(1,276)	(86)	(1,355)	(161)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	4,803	322	5,100	606

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(17,979)	6,173	(13,841)	5,563
Less applicable tax (expense) benefit	3,776	(1,296)	2,907	(1,168)
Foreign exchange translation adjustments, other than securities, net of tax	(14,203)	4,877	(10,934)	4,395

Pension:
Pension adjustments	3,441	5,200	6,878	10,400
Less applicable tax (expense) benefit	(723)	(1,094)	(1,445)	(2,185)
Pension adjustments, net of tax	2,718	4,106	5,433	8,215

Other comprehensive income (loss)	(1,600,988)	725,764	(3,409,076)	(278,965)
Comprehensive income (loss)	$(1,423,984)	$925,382	$(3,067,711)	$99,170

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$—	$109,218	$520,564	$2,677,583	$6,182,100	$(846,659)	$8,642,806
Comprehensive income (loss)	—	—	—	(1,808,088)	164,361	—	(1,643,727)
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,543)	—	(20,543)
Acquisition of treasury stock	—	—	—	—	—	(119,482)	(119,482)
Stock-based compensation	—	—	2,504	—	(345)	6,876	9,035
Exercise of stock options	—	—	—	—	(9,964)	35,895	25,931
Balance at March 31, 2022	—	109,218	523,068	869,495	6,315,609	(923,370)	6,894,020
Comprehensive income (loss)	—	—	—	(1,600,988)	177,004	—	(1,423,984)
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,238)	—	(20,238)
Acquisition of treasury stock	—	—	—	—	—	(143,939)	(143,939)
Stock-based compensation	—	—	8,448	—	—	—	8,448
Exercise of stock options	—	—	—	—	(2,419)	11,222	8,803
Balance at June 30, 2022	$—	$109,218	$531,516	$(731,493)	$6,469,956	$(1,056,087)	$5,323,110

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$—	$113,218	$527,435	$3,029,244	$5,874,109	$(772,914)	$8,771,092
Comprehensive income (loss)	—	—	—	(1,004,729)	178,517	—	(826,212)
Common dividends declared ($0.1975 per share)	—	—	—	—	(20,435)	—	(20,435)
Acquisition of treasury stock	—	—	—	—	—	(132,720)	(132,720)
Stock-based compensation	—	—	(11,422)	—	1,168	18,142	7,888
Exercise of stock options	—	—	—	—	(12,807)	45,531	32,724
Balance at March 31, 2021	—	113,218	516,013	2,024,515	6,020,552	(841,961)	7,832,337
Comprehensive income (loss)	—	—	—	725,764	199,618	—	925,382
Common dividends declared ($0.1975 per share)	—	—	—	—	(20,171)	—	(20,171)
Acquisition of treasury stock	—	—	—	—	—	(162,864)	(162,864)
Stock-based compensation	—	—	8,634	—	—	—	8,634
Exercise of stock options	—	—	—	—	(14,033)	47,637	33,604
Balance at June 30, 2021	$—	$113,218	$524,647	$2,750,279	$6,185,966	$(957,188)	$8,616,922
.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash provided from (used for) operating activities	$693,390	$702,039

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	219,027	74,710
Fixed maturities available for sale—matured or other redemptions	305,656	108,815
Other long-term investments	48,334	4,490
Total investments sold or matured	573,017	188,015
Acquisition of investments:
Fixed maturities—available for sale	(717,994)	(415,134)
Other long-term investments	(157,913)	(141,975)
Total investments acquired	(875,907)	(557,109)
Net (increase) decrease in policy loans	(7,553)	1,291
Net (increase) decrease in short-term investments	(46,679)	(264,140)
Additions to properties	(13,627)	(23,727)
Investments in low-income housing interests	(37,181)	(19,732)
Cash provided from (used for) investing activities	(407,930)	(675,402)

Cash provided from (used for) financing activities:
Issuance of common stock	34,734	66,328
Cash dividends paid to shareholders	(40,208)	(39,891)
Proceeds from issuance of debt	250,492	325,000
Payment for debt issuance costs	(5,272)	(7,639)
Net borrowing (repayment) of commercial paper	(150,047)	5,028
Acquisition of treasury stock	(263,421)	(295,584)
Net receipts (payments) from deposit-type products	(33,782)	(30,736)
Cash provided from (used for) financing activities	(207,504)	22,506

Effect of foreign exchange rate changes on cash	2,138	(5,918)
Net increase (decrease) in cash	80,094	43,225
Cash at beginning of year	92,163	94,847
Cash at end of period	$172,257	$138,072

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2022 FORM 10-Q

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

Basis of Presentation: The accompanying consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial position at June 30, 2022, and the consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2022 and 2021. The interim period consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 24, 2022.

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

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 2—New Accounting Standards

Accounting Pronouncements Yet to be Adopted

ASU No. 2018-12 / 2019-09 / 2020-11, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, with clarification guidance issued in November 2019 and 2020.

ASU 2018-12 is a significant change to the accounting and disclosure of long-duration life and health insurance contracts. The guidance was issued primarily to: 1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, 2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, 3) simplify the amortization of deferred acquisition costs, and 4) improve the effectiveness of the required disclosures.

As a result of the issuance of ASU 2020-11 in November 2020, the effective date for this standard was changed to January 1, 2023. Early adoption is available; however, the Company will not early adopt the standard and has selected the modified retrospective transition method upon adoption as of the transition date (“Transition Date”) of January 1, 2021. The modified retrospective transition method requires the amended guidance be applied to contracts issued after the beginning of the earliest period presented, or the Transition Date, which will result in the restatement of the 2021 and 2022 consolidated financial statements.

In summary, the Company continues to assess the impact the adoption will have on the consolidated financial statements and has determined it will have a significant impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity, and the Consolidated Statements of Comprehensive Income (Loss). On a quarterly basis, the Company’s future policy benefits will be remeasured utilizing an upper-medium grade fixed income instrument yield and the effects of the change will be recognized in Accumulated Other Comprehensive Income (“AOCI”), a component of shareholders’ equity. At least annually, the Company will update its estimate of cash flows used for establishing reserves using actual historical experience and updated future cash flow assumptions, such as mortality, morbidity, and persistency. Finally, the adoption requires changes in the future treatment of our Deferred Acquisition Cost (“DAC”) asset and is expected to result in a significant reduction to DAC amortization in the near to intermediate term.

On the Transition Date, the Company expects a significant decrease in AOCI due to the requirement to re-measure future policy benefits using a discount rate currently lower than what is used in valuing the future policy benefits under existing guidance. The methodology for determining current discount rates consists of constructing a discount rate curve intended to be reflective of the currency and tenor of the insurance liability cash flows. Discount rates reflect upper-medium grade fixed-income instrument yields, which generally consist of single-A rated fixed income instruments. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets denominated in the same currency as the policies. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use estimation techniques consistent with the fair value guidance in ASC 820. It is important to note that the impact to AOCI is sensitive to the discount rate assumption and associated fluctuations.

On the Transition Date, using current discount rates applicable at that time, we expect the after-tax impact to AOCI to be a decrease in the range of $7.5 billion to $8.5 billion due to a $9.5 billion to $11.0 billion increase in future policy benefits. Holding all else equal but using discount rates as of June 30, 2022, the increase in future policy benefits would have been $3.0 billion to $4.0 billion. The impact on AOCI would reflect the impact of both the change in future policy benefits and the change in the fair value of invested assets. Under the new standard, the future policy benefits recorded on the Consolidated Balance Sheets are different than those used in the determination of net income. Future policy benefits recorded within the Consolidated Balance Sheets are determined using current discount rates as of the valuation date, while future policy benefits used for the determination of net income are determined using locked-in discount rates1 based on policy issue dates. On the Transition Date, two significant drivers of the increase in future policy benefits and decrease in AOCI within the
1 Locked-in discount rates are those discount rates which are established at issue and locked-in for each year of issue for use in establishing reserves to compute net income.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Consolidated Balance Sheets are the lower level of current discount rates as compared to the locked-in discount rates used under prior guidance and the long average life of the Company’s life insurance cash flows. Another driver of the large increase in future policy benefits is the required use of the same net premium ratio2 using locked-in discount rates and current discount rates.

The new guidance requires a more granular assessment of the net premium ratio. Any blocks of business that require increases in future policy benefits to minimum levels, or that have a net premium ratio greater than 100%, will require an adjustment to the opening balance of retained earnings (decrease). At the Transition Date, we expect a $15 million to $50 million, net of tax, decrease to opening retained earnings related to these items.

Under the new standard, the annual amortization of DAC in our Consolidated Statements of Operations will be significantly lower in the near and intermediate term due to: 1) the requirement to no longer defer renewal commissions until such year as the commissions are actually incurred, 2) the requirement to no longer accrue and amortize interest on our DAC balances, and 3) the modification of the method for amortizing DAC including the updating of assumptions. For business with deferrals of renewal commissions, as is the case with our captive agency channels, the expected amortization rate, as a percentage of premium, for certain blocks of business will no longer be level but will increase over the period of time during which commissions are deferred. The decrease in amortization in the near term will primarily impact our life insurance line of business. In total, we expect the impact on net income from the decrease in amortization to be in the range of $120 million to $145 million, net of tax. As time progresses, we expect this impact to diminish as the deferral of future renewal commissions increases amortization amounts.

Policyholder benefits, as reported in our Consolidated Statement of Operations, will be restated in 2021 and 2022 under the new guidance. It is expected to be lower in 2021 and 2022, resulting in higher net income for those respective periods than under the current guidance. Going forward, fluctuations in experience and changes in assumptions will result in changes in both future policy obligations and amortization of DAC as a percent of premium.

While the requirements of the new guidance represent a significant change from existing GAAP, the new guidance will not impact capital and surplus or net income under statutory accounting practices, cash flows on our policies, or the underlying economics of our business.

ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

ASU 2022-03 adds disclosure requirements specific to equity securities subject to contractual sale restrictions. The disclosures clarify the nature of the contractual sale as well as the duration of the restriction and the circumstances that could cause a lapse in the restriction.

This standard is effective for the Company on January 1, 2024, and will be implemented on a prospective basis. Early adoption is available. The Company does not expect the standard will have a material impact on the Consolidated Financial Statements.

2 The net premium ratio is the ratio between the present value of benefits and the present value of gross premium.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2022	$950,921	$(3,121)	$22,656	$(100,961)	$869,495
Other comprehensive income (loss) before reclassifications, net of tax	(1,611,891)	4,803	(14,203)	—	(1,621,291)
Reclassifications, net of tax	17,585	—	—	2,718	20,303
Other comprehensive income (loss)	(1,594,306)	4,803	(14,203)	2,718	(1,600,988)
Balance at June 30, 2022	$(643,385)	$1,682	$8,453	$(98,243)	$(731,493)

	Three Months Ended June 30, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2021	$2,166,932	$(4,420)	$22,820	$(160,817)	$2,024,515
Other comprehensive income (loss) before reclassifications, net of tax	715,949	322	4,877	—	721,148
Reclassifications, net of tax	510	—	—	4,106	4,616
Other comprehensive income (loss)	716,459	322	4,877	4,106	725,764
Balance at June 30, 2021	$2,883,391	$(4,098)	$27,697	$(156,711)	$2,750,279

	Six Months Ended June 30, 2022
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2022	$2,765,290	$(3,418)	$19,387	$(103,676)	$2,677,583
Other comprehensive income (loss) before reclassifications, net of tax	(3,423,076)	5,100	(10,934)	—	(3,428,910)
Reclassifications, net of tax	14,401	—	—	5,433	19,834
Other comprehensive income (loss)	(3,408,675)	5,100	(10,934)	5,433	(3,409,076)
Balance at June 30, 2022	$(643,385)	$1,682	$8,453	$(98,243)	$(731,493)

	Six Months Ended June 30, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2021	$3,175,572	$(4,704)	$23,302	$(164,926)	$3,029,244
Other comprehensive income (loss) before reclassifications, net of tax	(279,148)	606	4,395	—	(274,147)
Reclassifications, net of tax	(13,033)	—	—	8,215	(4,818)
Other comprehensive income (loss)	(292,181)	606	4,395	8,215	(278,965)
Balance at June 30, 2021	$2,883,391	$(4,098)	$27,697	$(156,711)	$2,750,279

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statement of Operations
Component Line Item	2022	2021	2022	2021
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$22,422	$(866)	$17,485	$(19,656)	Realized (gains) losses
Amortization of (discount) premium	(163)	1,511	744	3,159	Net investment income
Total before tax	22,259	645	18,229	(16,497)
Tax	(4,674)	(135)	(3,828)	3,464	Income taxes
Total after-tax	17,585	510	14,401	(13,033)
Pension adjustments:
Amortization of prior service cost	158	158	316	316	Other operating expense
Amortization of actuarial (gain) loss	3,283	5,042	6,562	10,084	Other operating expense
Total before tax	3,441	5,200	6,878	10,400
Tax	(723)	(1,094)	(1,445)	(2,185)	Income taxes
Total after-tax	2,718	4,106	5,433	8,215
Total reclassification (after-tax)	$20,303	$4,616	$19,834	$(4,818)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at June 30, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At June 30, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$386,907	$—	$875	$(8,438)	$379,344	2
States, municipalities, and political subdivisions	2,614,124	—	54,087	(388,631)	2,279,580	13
Foreign governments	55,302	—	144	(9,683)	45,763	—
Corporates, by sector:
Financial	4,639,902	—	147,936	(322,283)	4,465,555	26
Utilities	1,916,537	—	102,727	(69,418)	1,949,846	11
Energy	1,497,600	—	53,410	(74,477)	1,476,533	9
Other corporate sectors	6,759,669	—	169,924	(484,110)	6,445,483	38
Total corporates	14,813,708	—	473,997	(950,288)	14,337,417	84
Collateralized debt obligations	36,762	—	15,939	—	52,701	—
Other asset-backed securities	89,583	—	9	(2,430)	87,162	1
Total fixed maturities	$17,996,386	$—	$545,051	$(1,359,470)	$17,181,967	100
(1)Amount reported in the balance sheet.
(2)At fair value.

        GL Q2 2022 FORM 10-Q

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2022, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At June 30, 2022
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$131,203	$132,177
Due after one year through five years	1,015,277	1,045,058
Due after five years through ten years	1,691,289	1,759,932
Due after ten years through twenty years	7,125,279	7,207,999
Due after twenty years	7,906,891	6,896,832
Mortgage-backed and asset-backed securities	126,447	139,969
	$17,996,386	$17,181,967

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: "Net investment income" for the three and six month periods ended June 30, 2022 and 2021 is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Fixed maturities available for sale	$226,753	$223,278	2	$452,037	$444,997	2
Policy loans	11,580	11,324	2	23,008	22,592	2
Other long-term investments(1)	10,703	8,880	21	23,416	17,042	37
Short-term investments	122	6	1933	124	10	1140
	249,158	243,488	2	498,585	484,641	3
Less investment expense	(5,516)	(5,180)	6	(11,109)	(10,513)	6
Net investment income	$243,642	$238,308	2	$487,476	$474,128	3
(1)For the three months ended June 30, 2022 and 2021, the investment funds, accounted for under the fair value option method, recorded $8.6 million and $6.5 million of distributions, respectively, in net investment income. For the six months ended June 30, 2022 and 2021, the investment funds, accounted for under the fair value option method, recorded $19.3 million and $12.3 million of distributions, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturities available for sale:
Proceeds from sales(1)	$143,911	$12,852	$219,027	$74,710
Gross realized gains	—	—	773	1,134
Gross realized losses	(41,168)	(82)	(44,847)	(12,101)
(1)There were no unsettled sales in the periods ended June 30, 2022 and 2021.

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(22,421)	$865	$(17,872)	$16,309
Provision for credit losses	—	—	387	3,346
Fair value option—change in fair value	947	2,543	(4,391)	12,428
Other investments	(8,972)	5,251	(15,814)	4,728
Realized gains (losses) from investments	(30,446)	8,659	(37,690)	36,811
Applicable tax	6,394	(1,818)	7,915	(7,730)
Realized gains (losses), net of tax	$(24,052)	$6,841	$(29,775)	$29,081
(1)During the three months ended June 30, 2022 and 2021, the Company recorded $1.9 million and $22.4 million of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $0, respectively, in realized gains (losses). During the six months ended June 30, 2022 and 2021, the Company recorded $1.9 million and $108.3 million of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $25.2 million, respectively, in realized gains (losses).

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at June 30, 2022 and December 31, 2021:

	Fair Value Measurement at June 30, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$379,344	$—	$379,344
States, municipalities, and political subdivisions	—	2,279,580	—	2,279,580
Foreign governments	—	45,763	—	45,763
Corporates, by sector:
Financial	—	4,338,871	126,684	4,465,555
Utilities	—	1,832,289	117,557	1,949,846
Energy	—	1,464,392	12,141	1,476,533
Other corporate sectors	—	6,171,890	273,593	6,445,483
Total corporates	—	13,807,442	529,975	14,337,417
Collateralized debt obligations	—	—	52,701	52,701
Other asset-backed securities	—	87,162	—	87,162
Total fixed maturities	$—	$16,599,291	$582,676	$17,181,967
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$447,432	$—	$447,432
States, municipalities, and political subdivisions	—	2,489,225	—	2,489,225
Foreign governments	—	55,629	—	55,629
Corporates, by sector:
Financial	—	5,303,547	163,618	5,467,165
Utilities	—	2,266,231	154,267	2,420,498
Energy	—	1,919,416	13,573	1,932,989
Other corporate sectors	—	8,010,331	310,230	8,320,561
Total corporates	—	17,499,525	641,688	18,141,213
Collateralized debt obligations	—	—	63,505	63,505
Other asset-backed securities	—	108,283	—	108,283
Total fixed maturities	$—	$20,600,094	$705,193	$21,305,287
Percentage of total	—%	97%	3%	100%

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2022	$—	$63,505	$641,688	$705,193
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(11,098)	(89,359)	(100,457)
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	2,248	3	2,251
Other(1)	—	(1,954)	(22,357)	(24,311)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at June 30, 2022	$—	$52,701	$529,975	$582,676
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains (Losses) included in Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At June 30, 2022	$—	$(11,098)	$(89,359)	$(100,457)
At June 30, 2021	63	13,528	(12,489)	1,102

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of June 30, 2022	1,581	53	1,634
As of December 31, 2021	138	42	180

Globe Life's entire fixed maturity portfolio consisted of 2,177 issues by 923 different issuers at June 30, 2022 and 2,060 issues by 843 different issuers at December 31, 2021. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of June 30, 2022 and December 31, 2021.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at June 30, 2022 and December 31, 2021.

Analysis of Gross Unrealized Investment Losses

	At June 30, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$289,383	$(7,858)	$3,465	$(580)	$292,848	$(8,438)
States, municipalities and political subdivisions	1,674,505	(386,550)	4,066	(2,081)	1,678,571	(388,631)
Foreign governments	9,838	(1,254)	23,380	(8,429)	33,218	(9,683)
Corporates, by sector:
Financial	2,260,544	(284,797)	50,713	(14,674)	2,311,257	(299,471)
Utilities	650,822	(65,538)	3,970	(1,530)	654,792	(67,068)
Energy	662,038	(57,153)	—	—	662,038	(57,153)
Other corporate sectors	3,859,625	(438,608)	53,633	(21,941)	3,913,258	(460,549)
Total corporates	7,433,029	(846,096)	108,316	(38,145)	7,541,345	(884,241)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	74,578	(1,813)	—	—	74,578	(1,813)
Total investment grade securities	9,481,333	(1,243,571)	139,227	(49,235)	9,620,560	(1,292,806)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	79,869	(10,269)	43,105	(12,543)	122,974	(22,812)
Utilities	28,547	(2,350)	—	—	28,547	(2,350)
Energy	48,666	(8,428)	19,176	(8,896)	67,842	(17,324)
Other corporate sectors	162,448	(19,219)	6,999	(4,342)	169,447	(23,561)
Total corporates	319,530	(40,266)	69,280	(25,781)	388,810	(66,047)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	12,493	(617)	12,493	(617)
Total below investment grade securities	319,530	(40,266)	81,773	(26,398)	401,303	(66,664)
Total fixed maturities	$9,800,863	$(1,283,837)	$221,000	$(75,633)	$10,021,863	$(1,359,470)

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

        GL Q2 2022 FORM 10-Q

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

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for credit losses beginning balance	$—	$—	$387	$3,346
Additions to allowance for which credit losses were not previously recorded	—	—	—	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	(387)	(3,346)
Allowance for credit losses ending balance	$—	$—	$—	$—

As of June 30, 2022 and December 31, 2021, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	June 30, 2022	December 31, 2021
Investment funds	$740,006	$640,263
Commercial mortgage loan participations	141,696	141,843
Other	17,253	11,819
Total	$898,955	$793,925

The following table presents additional information about the Company's investment funds as of June 30, 2022 and December 31, 2021 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	June 30, 2022	December 31, 2021	June 30, 2022	Redemption Term/Notice
Commercial mortgage loans	$417,442	$423,776	$363,852	Fully redeemable and non-redeemable with varying terms.
Opportunistic credit	168,287	178,215	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Other	154,277	38,272	146,367
Total investment funds	$740,006	$640,263	$510,219

The Company had $143 million of capital called during the year from existing investment funds. Our unfunded commitments were $510 million as of June 30, 2022.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$61,846	44	$57,996	41
Hospitality	20,783	15	23,186	16
Retail	19,399	14	19,811	14
Industrial	17,900	12	17,900	13
Multi-family	14,527	10	14,872	11
Office	8,350	6	8,905	6
Total recorded investment	142,805	101	142,670	101
Less allowance for credit losses	(1,109)	(1)	(827)	(1)
Carrying value, net of allowance for credit losses	$141,696	100	$141,843	100

	June 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$70,245	50	$67,659	48
New York	19,133	14	18,373	13
Pennsylvania	11,672	8	11,673	8
Indiana	9,717	7	9,717	7
Florida	8,263	6	8,213	6
Texas	6,075	4	5,898	4
Other	17,700	12	21,137	15
Total recorded investment	142,805	101	142,670	101
Less allowance for credit losses	(1,109)	(1)	(827)	(1)
Carrying value, net of allowance for credit losses	$141,696	100	$141,843	100

        GL Q2 2022 FORM 10-Q

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

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of June 30, 2022
Risk Rating:	Number of Loans	2022	2021	2020	2019	2018	2017	Total
Low	13	$—	$—	$26,403	$11,685	$41,224	$36,000	$115,312
Moderate	5	—	—	1,195	15,161	—	—	16,356
High	2	—	—	—	4,110	7,027	—	11,137
Total commercial mortgage loans	20	$—	$—	$27,598	$30,956	$48,251	$36,000	142,805
Less allowance for credit losses on the investment pool								(862)
Less allowance for credit losses on individual loans								(247)
Carrying value, net of valuation allowance								$141,696

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of December 31, 2021
Risk Rating:	Number of Loans	2021	2020	2019	2018	2017	Total
Low	14	$—	$23,636	$11,925	$41,209	$35,729	$112,499
Moderate	6	—	1,400	17,173	—	—	18,573
High	2	—	—	4,593	7,005	—	11,598
Total commercial mortgage loans	22	$—	$25,036	$33,691	$48,214	$35,729	142,670
Less allowance for credit losses on the investment pool							(827)
Less allowance for credit losses on individual loans							—
Carrying value, net of valuation allowance							$141,843
As of June 30, 2022, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 20 loans in the portfolio. For the six months ended June 30, 2022, the allowance for credit losses increased $282 thousand. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for credit losses beginning balance	$827	$2,147	$827	$3,505
Provision (reversal) for credit losses	282	(508)	282	(1,866)
Allowance for credit losses ending balance	$1,109	$1,639	$1,109	$1,639

There were no delinquent commercial mortgage loans as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company had one commercial mortgage loan in non-accrual status, which went into foreclosure during the quarter. The outstanding principal balance of this loan was $4.1 million as of June 30, 2022 and December 31, 2021. The Company's unfunded commitment balance to commercial loan borrowers was $23 million as of June 30, 2022.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount outstanding at June 30, 2022 was $125 million.

Litigation: Globe Life Inc. (formerly Torchmark Corporation) and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including putative class action litigation, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Parent Company's insurance subsidiaries, employment discrimination, worker misclassification, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to the Parent Company and its subsidiaries, management does not believe that it is reasonably possible that such litigation will have a material adverse effect on Globe Life's financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts. Globe Life's management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which the Parent Company's insurance subsidiaries have substantial business, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

On July 22, 2022, putative class and collective action litigation was filed against Arias Agencies and American Income Life Insurance Company (“American Income”) (collectively, “Defendants”) in United States District Court for the Western District of Pennsylvania (David Burkes v. Arias Agencies and American Income Life Insurance Company, Case No. 2:22-cv-1054). The complaint alleges that insurance agent trainees should have been classified as employees, and after contracting should have been classified as employees instead of independent contractors. Plaintiff David Burkes is a former Pennsylvania independent sales agent and asserts claims under Pennsylvania law on behalf of a putative class of all individuals who trained to become and/or worked as sales agents for American Income in the three years prior to July 22, 2022 through case conclusion. Burkes makes claims (a) under the Pennsylvania Minimum Wage Act and the Pennsylvania Wage Payment and Collection Law for the alleged failure to pay minimum wage, alleged failure to pay for time spent in training, alleged failure to pay for missed meals and rest breaks, allegedly requiring putative class members to pay for work-related expenses, and allegedly subjecting putative class members to “chargebacks”; (b) for unjust enrichment for allegedly benefiting from the uncompensated labor of putative class members; and (c) for the rescission of putative class members’ agent contracts. Burkes also asserts a collective action on behalf of the same group of individuals for minimum wage, overtime, liquidated damages, and attorney’s fees and costs under the Fair Labor Standards Act for the three years prior to July 22, 2022 through case conclusion, as well as a claim that American Income allegedly did not keep accurate records of hours worked by sales agents. American Income intends to vigorously dispute the individual and class and collective claims, including enforcing the class action waiver and right to individual arbitration found in agent contracts, which has been recognized by other federal courts in Pennsylvania.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	June 30, 2022	December 31, 2021

Balance at beginning of period	$167,832	$162,261
Incurred related to:
Current year	345,294	638,054
Prior year	(14,208)	(22,477)
Total incurred	331,086	615,577
Paid related to:
Current year	210,170	487,096
Prior year	112,782	122,910
Total paid	322,952	610,006
Balance at end of period	$175,966	$167,832

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	June 30, 2022	December 31, 2021

Policy claims and other benefits payable:
Life insurance	$255,686	$245,108
Health insurance	175,966	167,832
Total	$431,652	$412,940

        GL Q2 2022 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at June 30, 2022 and December 31, 2021.

Pension Assets by Component at June 30, 2022

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Corporate bonds:
Financial	$—	$42,594	$—	$42,594	9
Utilities	—	36,132	—	36,132	7
Energy	—	18,653	—	18,653	4
Other corporates	—	65,233	—	65,233	13
Total corporate bonds	—	162,612	—	162,612	33
Exchange traded fund(1)	251,687	—	—	251,687	52
Other bonds	—	212	—	212	—
Guaranteed annuity contract(2)	—	34,986	—	34,986	7
Short-term investments	17,436	—	—	17,436	4
Other	5,539	—	—	5,539	1
	$274,662	$197,810	$—	472,472	97
Other long-term investments(3)				14,525	3
Total pension assets				$486,997	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns less than 1% of the investment fund. As of June 30, 2022, the expected term of the investment fund is approximately 3 years and the commitment of the investment is fully funded. The investment is non-redeemable.

        GL Q2 2022 FORM 10-Q

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
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
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
SERP: The following table includes information regarding the SERP.

	Six Months Ended June 30,
	2022	2021
Premiums paid for insurance coverage	$443	$443

	June 30, 2022	December 31, 2021
Total investments:
Company owned life insurance	$53,982	$52,791
Exchange traded funds	72,401	87,133
	$126,383	$139,924

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Pension Plans	$585,944	$686,917
SERP	91,861	92,017
Pension benefit obligation	$677,805	$778,934

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the Pension Plans and SERP by expense components for the three and six months ended June 30, 2022 and 2021.

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$8,656	$7,918	$17,311	$15,836
Interest cost	6,121	5,469	12,244	10,936
Expected return on assets	(8,885)	(8,083)	(17,770)	(16,166)
Amortization:
Prior service cost	158	158	316	316
Actuarial (gain) loss	3,208	4,984	6,417	9,969
Net periodic benefit cost	$9,258	$10,446	$18,518	$20,891

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	98,222,993	102,895,435	98,745,402	103,187,567
Weighted average dilutive options outstanding	717,686	1,337,911	841,940	1,331,047
Diluted weighted average shares outstanding	98,940,679	104,233,346	99,587,342	104,518,614

Antidilutive shares	3,882,884	31,269	2,232,662	1,326,599

Antidilutive shares are excluded from the calculation of diluted earnings per share.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 9—Debt

On May 19, 2022, Globe Life completed the issuance of $400 million principal amount of 4.8% Senior notes due June 15, 2032, of which $150 million is owned by Globe Life affiliates. Total proceeds received by the Parent from the issuance, net of the underwriters’ discount, were $395 million. The proceeds will be used to fund $300 million of 3.8% Senior notes maturing on September 15, 2022, as well as for the reduction of commercial paper and other general corporate purposes.

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				June 30, 2022				December 31, 2021
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$165,612	$(257)	$165,355	$171,168	$165,216
Senior notes(1)	9/24/2012	9/15/2022	3.800%	150,000	(74)	149,926	150,251	149,752
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(4,725)	545,275	541,486	544,949
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(4,001)	395,999	327,492	395,778
Senior notes(1)	5/19/2022	6/15/2032	4.800%	250,000	(4,726)	245,274	246,459	—
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,597)	123,403	125,325	123,396
Junior subordinated debentures	6/14/2021	6/15/2061	4.250%	325,000	(7,808)	317,192	248,820	317,155
				1,965,612	(23,188)	1,942,424	1,811,001	1,696,246
Less current maturity of long-term debt(1)				315,612	(331)	315,281	321,419	149,752
Total long-term debt				1,650,000	(22,857)	1,627,143	1,489,582	1,546,494

Current maturity of long-term debt(1)				315,612	(331)	315,281	321,419	149,752
Commercial paper				180,000	(155)	179,845	179,845	329,892
Total short-term debt				495,612	(486)	495,126	501,264	479,644

Total debt				$2,145,612	$(23,343)	$2,122,269	$1,990,846	$2,026,138
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

Federal Home Loan Bank (FHLB) Funding: In 2021, four of our insurance subsidiaries became members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life owns $11.3 million in FHLB common stock as of June 30, 2022 and $7.9 million as of December 31, 2021. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets and activity is recorded in "Net receipts (payments) from deposit-type products" in the Condensed Consolidated Statement of Cash Flows.

As of June 30, 2022, there were no outstanding borrowings with the FHLB. Borrowings with the FHLB are subject to the availability of pledged assets at Globe Life. As of June 30, 2022, Globe Life's maximum borrowing capacity under the FHLB facility was approximately $545 million, based on pledged assets with a fair value of $638 million.

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

Globe Life markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Globe Life's insurance segments. Our distribution channels consist of the following exclusive agencies: American Income Life Division (American Income), Liberty National Division (Liberty National) and Family Heritage Division (Family Heritage); an independent agency, United American Division (United American); and our Direct to Consumer Division (Direct to Consumer). The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	Three Months Ended June 30, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$376,419	50	$29,392	9	$—	—	$405,811	38
Direct to Consumer	249,365	33	17,591	6	—	—	266,956	25
Liberty National	81,451	11	46,655	15	—	—	128,106	12
United American	2,014	—	134,793	42	—	—	136,807	13
Family Heritage	1,370	—	90,758	28	—	—	92,128	8
Other	49,305	6	—	—	—	—	49,305	4
	$759,924	100	$319,189	100	$—	—	$1,079,113	100

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Premium Income by Distribution Channel

	Three Months Ended June 30, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$347,696	48	$28,789	10	$—	—	$376,485	37
Direct to Consumer	249,440	34	18,450	6	—	—	267,890	26
Liberty National	77,853	11	47,118	16	—	—	124,971	12
United American	2,261	—	116,217	39	—	—	118,478	12
Family Heritage	1,226	—	85,012	29	—	—	86,238	8
Other	49,694	7	—	—	—	—	49,694	5
	$728,170	100	$295,586	100	$—	—	$1,023,756	100

	Six Months Ended June 30, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$746,406	49	$58,246	9	$—	—	$804,652	37
Direct to Consumer	500,491	33	36,347	6	—	—	536,838	25
Liberty National	162,170	11	93,841	15	—	—	256,011	12
United American	4,073	—	267,457	42	—	—	271,530	13
Family Heritage	2,739	—	180,298	28	—	—	183,037	8
Other	98,647	7	—	—	—	—	98,647	5
	$1,514,526	100	$636,189	100	$—	—	$2,150,715	100

	Six Months Ended June 30, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$682,591	48	$56,140	9	$—	—	$738,731	37
Direct to Consumer	493,468	34	37,810	6	—	—	531,278	26
Liberty National	153,590	11	94,158	16	—	—	247,748	12
United American	4,538	—	233,304	40	1	100	237,843	12
Family Heritage	2,344	—	168,347	29	—	—	170,691	8
Other	99,758	7	—	—	—	—	99,758	5
	$1,436,289	100	$589,759	100	$1	100	$2,026,049	100

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

        GL Q2 2022 FORM 10-Q

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

        GL Q2 2022 FORM 10-Q

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

	Three Months Ended June 30, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$759,924	$319,189	$—	$—	$—	$—		$1,079,113
Net investment income	—	—	—	243,642	—	—		243,642
Other income	—	—	—	—	299	—		299
Total revenue	759,924	319,189	—	243,642	299	—		1,323,054
Expenses:
Policy benefits	511,034	197,218	7,074	—	—	—		715,326
Required interest on reserves	(191,722)	(27,238)	(9,670)	228,630	—	—		—
Required interest on DAC	56,643	7,562	49	(64,254)	—	—		—
Amortization of acquisition costs	122,532	32,221	452	—	—	—		155,205
Commissions, premium taxes, and non-deferred acquisition costs	63,887	29,703	5	—	—	—		93,595
Insurance administrative expense(1)	—	—	—	—	73,700	4,985	(2)	78,685
Parent expense	—	—	—	—	2,893	(368)	(2)	2,525
Stock-based compensation expense	—	—	—	—	8,448	—		8,448
Interest expense	—	—	—	21,828	—	—		21,828
Total expenses	562,374	239,466	(2,090)	186,204	85,041	4,617		1,075,612
Subtotal	197,550	79,723	2,090	57,438	(84,742)	(4,617)		247,442
Non-operating items	—	—	—	—	—	4,617	(2)	4,617
Measure of segment profitability (pretax)	$197,550	$79,723	$2,090	$57,438	$(84,742)	$—		252,059

Realized gain (loss)—investments								(30,446)
Non-operating expenses								(4,617)
Income before income taxes per Condensed Consolidated Statements of Operations								$216,996
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$728,170	$295,586	$—	$—	$—	$—		$1,023,756
Net investment income	—	—	—	238,308	—	—		238,308
Other income	—	—	—	—	388	—		388
Total revenue	728,170	295,586	—	238,308	388	—		1,262,452
Expenses:
Policy obligations	498,471	188,854	7,286	—	—	—		694,611
Required interest on reserves	(182,495)	(25,434)	(10,016)	217,945	—	—		—
Required interest on DAC	54,222	7,077	66	(61,365)	—	—		—
Amortization of acquisition costs	120,407	27,132	482	—	—	—		148,021
Commissions, premium taxes, and non-deferred acquisition costs	58,810	23,496	6	—	—	—		82,312
Insurance administrative expense(1)	—	—	—	—	67,503	261	(2)	67,764
Parent expense	—	—	—	—	2,757	—		2,757
Stock-based compensation expense	—	—	—	—	8,634	—		8,634
Interest expense	—	—	—	21,769	—	—		21,769
Total expenses	549,415	221,125	(2,176)	178,349	78,894	261		1,025,868
Subtotal	178,755	74,461	2,176	59,959	(78,506)	(261)		236,584
Non-operating items	—	—	—	—	—	261	(2)	261
Measure of segment profitability (pretax)	$178,755	$74,461	$2,176	$59,959	$(78,506)	$—		236,845

Realized gain (loss)—investments								8,659
Legal proceedings								(261)
Income before income taxes per Condensed Consolidated Statements of Operations								$245,243
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings
.

        GL Q2 2022 FORM 10-Q

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

	Six Months Ended June 30, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,514,526	$636,189	$—	$—	$—	$—		$2,150,715
Net investment income	—	—	—	487,476	—	—		487,476
Other income	—	—	—	—	463	—		463
Total revenue	1,514,526	636,189	—	487,476	463	—		2,638,654
Expenses:
Policy obligations	1,060,377	394,073	14,124	—	—	—		1,468,574
Required interest on reserves	(381,431)	(54,103)	(19,342)	454,876	—	—		—
Required interest on DAC	112,875	15,025	102	(128,002)	—	—		—
Amortization of acquisition costs	248,611	64,073	905	—	—	—		313,589
Commissions, premium taxes, and non-deferred acquisition costs	126,090	58,305	13	—	—	—		184,408
Insurance administrative expense(1)	—	—	—	—	146,265	5,097	(2)	151,362
Parent expense	—	—	—	—	5,533	(368)	(2)	5,165
Stock-based compensation expense	—	—	—	—	17,483	—		17,483
Interest expense	—	—	—	41,772	—	—		41,772
Total expenses	1,166,522	477,373	(4,198)	368,646	169,281	4,729		2,182,353
Subtotal	348,004	158,816	4,198	118,830	(168,818)	(4,729)		456,301
Non-operating items	—	—	—	—	—	4,729	(2)	4,729
Measure of segment profitability (pretax)	$348,004	$158,816	$4,198	$118,830	$(168,818)	$—		461,030

Realized gain (loss)—investments								(37,690)
Non-operating expenses								(4,729)
Income before income taxes per Condensed Consolidated Statements of Operations								$418,611
(1)Administrative expense is not allocated to insurance segments.
(2) Non-operating expenses.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,436,289	$589,759	$1	$—	$—	$—		$2,026,049
Net investment income	—	—	—	474,128	—	—		474,128
Other income	—	—	—	—	683	—		683
Total revenue	1,436,289	589,759	1	474,128	683	—		2,500,860
Expenses:
Policy obligations	1,016,102	376,683	14,545	—	—	—		1,407,330
Required interest on reserves	(362,420)	(50,429)	(20,021)	432,870	—	—		—
Required interest on DAC	108,017	14,039	136	(122,192)	—	—		—
Amortization of acquisition costs	243,711	56,339	964	—	—	—		301,014
Commissions, premium taxes, and non-deferred acquisition costs	115,478	46,486	14	—	—	—		161,978
Insurance administrative expense(1)	—	—	—	—	133,679	5,089	(2)	138,768
Parent expense	—	—	—	—	5,075	—		5,075
Stock-based compensation expense	—	—	—	—	16,522	—		16,522
Interest expense	—	—	—	42,947	—	—		42,947
Total expenses	1,120,888	443,118	(4,362)	353,625	155,276	5,089		2,073,634
Subtotal	315,401	146,641	4,363	120,503	(154,593)	(5,089)		427,226
Non-operating items	—	—	—	—	—	5,089	(2)	5,089
Measure of segment profitability (pretax)	$315,401	$146,641	$4,363	$120,503	$(154,593)	$—		432,315

Realized gain (loss)—investments								36,811
Legal proceedings								(5,089)
Income before income taxes per Condensed Consolidated Statements of Operations								$464,037
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.

        GL Q2 2022 FORM 10-Q

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

        GL Q2 2022 FORM 10-Q

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

Results of Operations

How Globe Life Views Its Operations. Globe Life Inc. is the holding company for a group of insurance companies that market primarily individual life and supplemental health insurance to lower middle to middle-income households throughout the United States. We view our operations by segments, which are the insurance product lines of life, supplemental health, and annuities, and the investment segment that supports the product lines. Segments are aligned based on their common characteristics, comparability of the profit margins, and management techniques used to operate each segment.

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

Net investment income (Required interest on net policy liabilities) (Financing costs) Excess investment income

        GL Q2 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
As discussed in further detail within Note 2—New Accounting Standards, the Company will adopt ASU 2018-12, Financial Services–Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), effective on January 1, 2023. The Company has selected the modified retrospective transition method upon adoption as of the transition date (the “Transition Date”) of January 1, 2021. The accounting adoption will have no economic impact on the cash flows of our business nor influence our business model of providing basic protection-oriented products to the underserved and lower middle to middle-income market. In addition, the adoption will not impact our statutory earnings, statutory capital, nor our capital management philosophies.

It will, however, modify the timing of when profits emerge on our insurance policies and result in the restatement of 2021 and 2022 key figures in the consolidated financial statements. We are anticipating GAAP net income and net operating income to increase significantly under the new standard primarily due to a reduction in DAC amortization in the near or intermediate term. Additionally, future policy benefits on our life insurance business for 2021 and 2022, as restated to reflect the new standard, are expected to be lower than originally reported reflecting the treatment of adverse claims experience incurred in 2021 and 2022, which gets spread out over future periods from transition, including those relating to COVID-19. The expected decrease in future policy benefits related to this item in 2021 is expected to be within $160 million and $200 million, and the impact on 2022 has not yet been quantified. This will result in slightly higher future policy benefits, as a percentage of premium, in future years than what would have been expected under existing guidance. Finally, we expect some modest decreases to future policy benefits, as a percentage of premium, in our health business on some of our limited benefit plans under the new standard.

With respect to future policy benefits, we anticipate an increase of between $9.5 billion and $11.0 billion on the Transition Date, which will be reflected in other comprehensive income. This change reflects an unrealized interest rate loss at transition and is a result of several primary factors:
a.Life insurance future policy benefit cash flows tend to be long as death benefits, which are greater than premium amounts, are typically paid to beneficiaries many years after a policy is issued. This results in a generally longer overall liability duration than the overall asset duration.
b.The new methodology requires the use of current discount rates (upper-medium grade) rather than locked-in discount rates, which are determined when a policy is issued. Current discount rates are generally lower than the locked-in discount rates used to determine net income. The required current discount rate is inconsistent with historical practices, the current asset portfolio and current investment strategy.
c.The methodology requires the net premium ratio1 used to determine future policy benefits be based on locked-in rates rather than permitting the redetermination of the net premium ratio using current discount rates. This restricts the level of gross premiums allowed in the calculation, as well as the level of gross premiums available to offset the impact of current discount rates to the extent these rates are realized in future years. Because of this requirement, the change in future policy benefits, at transition, results in a measure of unrealized gain (loss) due to differences in discount rates only.

For Globe Life, discount rates lower than the locked-in discount rate under LDTI have the effect of significantly increasing the level of reserves carried due to the use of net premiums in the calculation as compared to current GAAP, which in the loss recognition test, uses the total gross premium cash flows. Once implemented, future policy benefits will be sensitive to changes in current discount rates for the reasons stated above. To demonstrate this sensitivity to discount rates, to the extent current discount rates were consistent with rates as of June 30, 2022, we estimate future policy benefits would have only increased between $3.0 billion and $4.0 billion. For every 50 basis-point movement in the average discount rate, we estimate the impact on future policy benefits is $1.5 billion to $2.5 billion.

With respect to shareholders’ equity, as of the end of 2020, reported shareholders’ equity on the Consolidated Balance Sheets was $8.8 billion. We anticipate a decrease in the range of $7.5 billion to $8.5 billion, net of tax, as a result of the requirement to use current discount rates to remeasure the future policy benefits and record the offset through AOCI at adoption. If we hold all else equal as of the Transition Date but use current discount rates as of June 30, 2022, the after-tax decrease in AOCI due solely to the increase in future policy benefits would have been in the range of $2.4 billion to $3.2 billion. AOCI would also be impacted by fluctuations in the valuation of the fixed maturity bond portfolio in this situation.
__________________________
1 The net premium ratio is the ratio between the present value of benefits and the present value of gross premium.

        GL Q2 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Another item impacting shareholders’ equity relates to increases in the liability for future policy benefits on smaller, older blocks of business with a minimum floor or net premium ratios capped at 100%. The Company uses the net premium ratio as of the Transition Date (using locked-discount rates) to calculate the liability for future policy benefits using two different discount rates: 1) the discount rate used immediately before the Transition Date (locked-in discount rates), and 2) the discount rate determined by reference to the Transition Date market level yields for upper-medium grade (low credit risk) fixed income instruments. For blocks of business that require increases in future policy benefits to minimum levels, or a net premium ratio capped at 100% on the Transition Date, any difference between the future policy benefits calculated using the discount rate immediately before the Transition Date, and the existing carrying value as of the Transition Date is recorded as an adjustment (decrease) to opening retained earnings. At the Transition Date, we expect a $15 million to $50 million, net of tax, decrease to opening retained earnings related to these items.

As noted above, we expect GAAP net income and net operating income to increase under the new standard due to a significant decrease in the annual amortization of DAC in the near and intermediate term. This is a result of changes to the calculation of amortization rate, including use of only deferred costs through the valuation date. For business with deferrals of renewal commissions, as is the case with our captive agency channels, the expected amortization rate as a percentage of premium will no longer be level, but will increase over the period of time during which commissions are deferred. The decrease in amortization in the near term will primarily impact our life insurance line of business. In total, we expect the increase in net income due to the decrease in amortization to fall within a range of $120 million and $145 million, net of tax. As time progresses, we expect this impact to diminish as the deferral of future renewal commissions increases amortization amounts.

Regarding our measure of excess investment income, we expect a significant decrease in the figure as a result of the updated standard. This is driven by the removal of interest discounting in the computation of amortization of DAC. Further, it is important to note that this change also influences the decrease in DAC amortization previously noted. Although non-GAAP measures, the review of underwriting margin and excess investment income will remain an important part of the Company’s measurement of performance.

        GL Q2 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2022 with 2021.
•Net income as a return on equity (ROE) for the six months ended June 30, 2022 was 9.8% and net operating income as an ROE, excluding net unrealized gains or losses on the fixed maturity portfolio(1) was 12.6%.
•Total premium increased 6% over the prior year. Life premium increased 5% for the period from $1.4 billion in 2021 to $1.5 billion in 2022. Life underwriting margin increased 10% from $315 million in 2021 to $348 million in 2022.
•Net investment income increased 3% over the same period in the prior year. Excess investment income declined 1% below the prior year.
•Total net sales increased 5% over the same period in the prior year from $347 million in 2021 to $366 million in 2022.
•Book value per share declined 35% below the same period in the prior year from $83.59 to $54.18. Book value per share, excluding net unrealized gains or losses on the fixed maturity portfolio(1), increased 9% over the prior year from $55.66 in 2021 to $60.71 in 2022.
•The Company incurred $45 million of COVID-19 net life claims (net of reserves released upon death) for the six months ended June 30, 2022 compared with $49 million during the same period last year.
•For the six months ended June 30, 2022, the Company repurchased 2.3 million shares of Globe Life Inc. common stock at a total cost of $223 million for an average share price of $98.22.
The following graphs represent net income and net operating income for the six month periods ended June 30, 2022 and 2021.

Net Income
(Dollar amounts in thousands)
$400,000
$200,000
$0
$378,135
$341,365
2021
2022

Net Operating Income
(Dollar amounts in thousands)
$400,000
$200,000
$0
$353,074
$374,876
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
Net operating income as an ROE, excluding net unrealized gains or losses on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains or losses on fixed maturities, net of tax is $(642) million and $2.9 billion for the six months ended June 30, 2022 and 2021, respectively.
Book value per share, excluding net unrealized gains or losses on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains or losses on fixed maturities is $(6.53) and $27.93 for the six months ended June 30, 2022 and 2021, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q2 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income declined 10% to $341 million during the six months ended June 30, 2022, compared with $378 million in the same period in 2021. This decrease was primarily attributed to $30 million of after-tax realized losses on investments in the current period, as compared to $29 million of after tax realized gains on investments in the year-ago period. See further discussion under the caption Investments. On a diluted per common share basis, net income per common share for the six months ended June 30, 2022 declined 5% from $3.62 to $3.43.

Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain significant and unusual non-operating items in 2021 and through the six months ended June 30, 2022. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods. Net operating income increased 6% to $375 million for the six months ended June 30, 2022, compared with $353 million for the same period in 2021, primarily due to a 10% increase in life underwriting margin. On a diluted per common share basis, net operating income per common share for the six months ended June 30, 2022 increased from $3.38 to $3.76.

Despite headwinds with COVID-19, the Company continues to see positive signs in its core operations, including strong sales and premium growth, favorable persistency and a strong ROE, excluding net unrealized gains or losses on the fixed maturity portfolio.

COVID-19. For the six months ended June 30, 2022, the Company incurred $45 million of COVID-19 net life claims (net of reserves released upon death), compared with $49 million for the same period in 2021. Per the Centers for Disease Control and Prevention (CDC), there were approximately 185 thousand U.S. COVID-19 deaths for the six months ended June 30, 2022 including 30 thousand deaths in the current quarter. For the full year 2022, we expect total U.S. COVID deaths to fall within a range of 215,000 to 275,000.

At the midpoint of our 2022 guidance, we expect to incur approximately $62 million of COVID life claims for the full year based on an estimated range of $2.4 million to $2.6 million of COVID life claims per 10,000 U.S. deaths. The projected life claims are dependent on this estimate and many other variables, including, but not limited to, projected U.S. deaths from COVID-19, the timing and availability of effective treatments for the disease, vaccination rates and effectiveness of vaccines, impact from potential variants, and the ages and geographic areas in which infections and deaths occur.

        GL Q2 2022 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021	Change	%
Life insurance underwriting margin	$348,004	$315,401	$32,603	10
Health insurance underwriting margin	158,816	146,641	12,175	8
Annuity underwriting margin	4,198	4,363	(165)	(4)
Excess investment income	118,830	120,503	(1,673)	(1)
Other insurance:
Other income	463	683	(220)	(32)
Administrative expense	(146,265)	(133,679)	(12,586)	9
Corporate and other	(23,016)	(21,597)	(1,419)	7
Pre-tax total	461,030	432,315	28,715	7
Applicable taxes	(86,154)	(79,241)	(6,913)	9
Net operating income	374,876	353,074	21,802	6
Reconciling items, net of tax:
Realized gain (loss)—investments	(29,775)	29,081	(58,856)
Non-operating expenses	(3,736)	—	(3,736)
Legal proceedings	—	(4,020)	4,020
Net income	$341,365	$378,135	$(36,770)	(10)

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $33 million compared with the prior year six month period due to growth in premiums. The health segment contributed to the growth in income as well, contributing $159 million of underwriting margin in the first six months of 2022 compared with $147 million in the first six months of 2021.

        GL Q2 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2022, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the six months ended June 30, 2022.

Total premium income rose 6% for the six months ended June 30, 2022 to $2.2 billion. Total net sales increased 5% to $366 million, when compared with 2021. Total first-year collected premium (defined in the following section) was $293 million for 2022, compared with $288 million for 2021.

Life insurance premium income increased 5% to $1.5 billion over the prior-year total of $1.4 billion. Life net sales rose 5% to $279 million for the first six months of 2022. First-year collected life premium was flat at $211 million. Life underwriting margins, as a percent of premium, increased to 23% in 2022 from 22%. Underwriting margin increased to $348 million in 2022, 10% over the same period in 2021.

Health insurance premium income increased 8% to $636 million over the prior-year total of $590 million. Health net sales rose 6% to $87 million for the first six months of 2022. First-year collected health premium rose 6% to $82 million. Health underwriting margins, as a percent of premium, were 25% in 2022 and 2021. Health underwriting margin increased to $159 million for the first six months of 2022, 8% over the same period in 2021.

Excess investment income, the measure of profitability of our investment segment, declined 1% during 2022 to $118.8 million from $120.5 million in the same period in 2021. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 3% to $1.19 from $1.15 when compared with the same period in 2021.

Insurance administrative expenses increased 9% in 2022 when compared with the prior-year period. These expenses were 6.8% as a percent of premium during 2022 compared with 6.6% a year earlier.

For the six months ended June 30, 2022, the Company repurchased 2.3 million Globe Life Inc. shares at a total cost of $223 million for an average share price of $98.22.

        GL Q2 2022 FORM 10-Q

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

        GL Q2 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2022, life premium represented 70% of total premium and life underwriting margin represented 68% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,514,526	100	$1,436,289	100	$78,237	5

Policy obligations	1,060,377	70	1,016,102	71	44,275	4
Required interest on reserves	(381,431)	(25)	(362,420)	(25)	(19,011)	5
Net policy obligations	678,946	45	653,682	46	25,264	4
Commissions, premium taxes, and non-deferred acquisition expenses	126,090	8	115,478	8	10,612	9
Amortization of acquisition costs	361,486	24	351,728	24	9,758	3
Total expense	1,166,522	77	1,120,888	78	45,634	4
Insurance underwriting margin	$348,004	23	$315,401	22	$32,603	10

The higher life insurance underwriting margins, as well as the higher underwriting margins as a percentage of premium, for the six months ended June 30, 2022 are largely due to the increase in premium growth.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$746,406	49	$682,591	48	$63,815	9
Direct to Consumer	500,491	33	493,468	34	7,023	1
Liberty National	162,170	11	153,590	11	8,580	6
Other	105,459	7	106,640	7	(1,181)	(1)
Total	$1,514,526	100	$1,436,289	100	$78,237	5

Annualized life premium in force was $3.02 billion at June 30, 2022, an increase of 6% over $2.86 billion a year earlier.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$170,514	61	$142,856	54	$27,658	19
Direct to Consumer	66,529	24	81,972	31	(15,443)	(19)
Liberty National	36,625	13	34,148	13	2,477	7
Other	4,955	2	5,635	2	(680)	(12)
Total	$278,623	100	$264,611	100	$14,012	5

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$131,908	63	$121,432	58	$10,476	9
Direct to Consumer	46,656	22	60,878	29	(14,222)	(23)
Liberty National	28,001	13	23,747	11	4,254	18
Other	4,731	2	4,763	2	(32)	(1)
Total	$211,296	100	$210,820	100	$476	—

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 49% of the Company's June 30, 2022 total. Net sales increased 19% to $171 million during the first six months of 2022 compared with $143 million in 2021 for the same period. The underwriting margin, as a percent of premium, was 32% for the six months ended June 30, 2022, up from 30% in the year-ago period.

This division incurred $14 million in COVID-19 net life claims, representing approximately 2% of premium, for the six months ended June 30, 2022 compared with $13 million in COVID-19 net life claims during the year-ago period.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

This division is anticipating an increase in net sales for the full year 2022 as compared with 2021 due in part to increased productivity plus an improvement in issue rates as some challenges in underwriting, such as staffing and speed of obtaining medical records and other information, are resolving. The average producing agent count is based on the actual count at the end of each week during the year. Recruiting challenges in a difficult job market led to a reduction in the number of producing agents in the second half of 2021. The division is seeing improvements in the job market and its ability to recruit both virtually and in-person and currently expects growth in the producing agent count in the second half of 2022. Sales growth in this division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

Below is the average producing agent count year-to-date for the American Income Life Division.

	At June 30,		Change
	2022	2021	Amount	%
American Income	9,528	10,198	(670)	(7)

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

The Direct to Consumer Division (DTC) offers adult and juvenile life insurance through a variety of marketing approaches, including direct mailings, insert media, and electronic media. In recent years, production from electronic media, which is comprised of sales through both the internet and inbound phone calls to our call center, has grown faster than direct mail response as customer demand increased marketing activity to internet and mobile technology. The proportion of sales from the internet and inbound phone calls had been steadily increasing prior to COVID-19, but accelerated after the start of the pandemic. The different approaches support and complement one another in the division's efforts to reach the consumer. The DTC's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates.

While the juvenile market is an important source of sales, it is also a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a DTC solicitation for life coverage on themselves in comparison to the general adult population. Also, future offerings to juvenile policyholders and their parents are sources of low acquisition-cost life insurance sales in the future.

DTC net sales declined 19% to $67 million for the six months ended June 30, 2022 compared with $82 million for the same period in the prior year, due to the record high net life sales in the prior year. The decline is also due in part to the impact of recent record inflation on the cost of our direct mailings and on our customers, who generally have less discretionary income to purchase and retain life insurance. DTC incurred $23 million of COVID-19 net life claims, representing approximately 5% of premium, for the six months ended June 30, 2022 compared with $25 million for the same period in 2021. DTC’s underwriting margin, as a percent of premium, was 8% for the six months ended June 30, 2022 and 9% for the same period in 2021.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 19% for the six months ended June 30, 2022, up from 17% during the same period a year ago. This increase is primarily attributable to lower net policy obligations in relation to premium during the six months ended June 30, 2022 compared with the same period a year ago. This division incurred $6 million of COVID-19 net life claims, representing approximately 4% of premium, for the six months ended June 30, 2022 compared with $9 million, or 6% of premium for the same period in 2021.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Net sales rose 7% in the six months ended June 30, 2022 over the same period in 2021. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company continues to project total net life sales to increase for the remainder of 2022 as compared to the prior year.

Below is the average producing agent count year-to-date for the Liberty National Division.

	At June 30,		Change
	2022	2021	Amount	%
Liberty National	2,685	2,717	(32)	(1)

The Liberty National Division average producing agent count decreased 1% compared with the prior-year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the division continues to gain momentum in its sales and recruiting initiatives and advances its technology and CRM platform, the agency anticipates an increase in recruiting of new agents and an increase in the average producing agent count.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $105 million of life premium income, or 7% of Globe Life's total premium income in the six months ended June 30, 2022, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 30% of our total premium in 2022, while the health underwriting margin accounted for 31% of total underwriting margin. Health underwriting margin increased 8% to $159 million primarily due to higher premium growth. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$636,189	100	$589,759	100	$46,430	8

Policy obligations	394,073	62	376,683	64	17,390	5
Required interest on reserves	(54,103)	(9)	(50,429)	(9)	(3,674)	7
Net policy obligations	339,970	53	326,254	55	13,716	4
Commissions, premium taxes, and non-deferred acquisition expenses	58,305	9	46,486	8	11,819	25
Amortization of acquisition costs	79,098	13	70,378	12	8,720	12
Total expense	477,373	75	443,118	75	34,255	8
Insurance underwriting margin	$158,816	25	$146,641	25	$12,175	8

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$267,457	42	$233,304	40	$34,153	15
Family Heritage	180,298	28	168,347	29	11,951	7
Liberty National	93,841	15	94,158	16	(317)	—
American Income	58,246	9	56,140	9	2,106	4
Direct to Consumer	36,347	6	37,810	6	(1,463)	(4)
Total	$636,189	100	$589,759	100	$46,430	8

Premium related to limited-benefit plans comprise $347 million, or 55%, of the total health premiums for 2022 compared with $308 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $289 million, or 45%, for 2022 compared with $282 million, or 48%, in the same period in the prior year.

Annualized health premium in force was $1.3 billion at June 30, 2022, an increase of 8% over $1.2 billion a year earlier.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$25,347	29	$25,027	30	$320	1
Family Heritage	38,007	44	34,744	42	3,263	9
Liberty National	13,037	15	12,053	15	984	8
American Income	9,428	11	9,277	11	151	2
Direct to Consumer	1,063	1	1,226	2	(163)	(13)
Total	$86,882	100	$82,327	100	$4,555	6

Health net sales related to limited-benefit plans comprise $64 million, or 73%, of the total health net sales for 2022 compared with $56 million, or 68%, in the same period in the prior year. Medicare Supplement sales make up the remaining $23 million, or 27%, for 2022 compared with $26 million, or 32%, in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$31,003	38	$28,702	37	$2,301	8
Family Heritage	29,596	36	28,165	36	1,431	5
Liberty National	11,126	13	9,847	13	1,279	13
American Income	8,711	11	9,334	12	(623)	(7)
Direct to Consumer	1,467	2	1,581	2	(114)	(7)
Total	$81,903	100	$77,629	100	$4,274	6

First-year collected premium related to limited-benefit plans comprise $53 million, or 64%, of total first-year collected premium for 2022 compared with $47 million, or 61%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $29 million, or 36%, for 2022 compared with $30 million, or 39%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Division represents 83% of all Medicare Supplement premium and 95% of Medicare Supplement net sales. For the six months ended June 30, 2022, Medicare Supplement premium in this agency rose 5% to $240 million in 2022 over the prior period total of $229 million. Medicare Supplement net sales declined 11% to $22 million in 2022 from the prior-year period, primarily as a result of a decrease in individual sales. Underwriting margin as a percent of premium was 15% for the six months ended June 30, 2022, down from 16% in 2021.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 27% for the six months ended June 30, 2022, up from 26% in the year-ago period.
The division experienced a 9% increase in net health sales as compared with the six-month period a year ago, primarily due to an increase in agent productivity and training. The division will continue to launch incentive programs to help drive an increase in productivity and the number of producing agents.

Below is the average producing agent count year-to-date for the Family Heritage Division. While the agency has seen a decrease in agent count as compared with 2021, the division did have an increase in agent count during the second quarter. We anticipate that as COVID-19 and the job market stabilizes, agent recruitment opportunities should increase.

	At June 30,		Change
	2022	2021	Amount	%
Family Heritage Division	1,137	1,253	(116)	(9)
The Liberty National Division represented 15% of all Globe Life health premium income for the six-month period ended June 30, 2022. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of critical illness insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at Liberty National Division was $94 million for the six months ended June 30, 2022, and 2021. Liberty National's first-year collected premium rose 13% to $11.1 million in the six months ended June 30, 2022 compared with $9.8 million for the same period in 2021. Health net sales for the six months ended June 30, 2022 rose 8% from the comparable period in 2021. We anticipate an increase in net health sales going forward as this division becomes more able to interact face-to-face with customers.

Other Distribution. The Company's other distribution channels, while primarily focused on selling life insurance, also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 15% of health premium for the six months ended June 30, 2022 and 2021.

ANNUITIES

Annuities represent an insignificant part of our business. We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products.

        GL Q2 2022 FORM 10-Q

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $8.9 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted common share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Net investment income	$487,476	$474,128	$13,348	3
Interest on net insurance policy liabilities:
Interest on reserves	(454,876)	(432,870)	(22,006)	5
Interest on deferred acquisition costs	128,002	122,192	5,810	5
Net required interest	(326,874)	(310,678)	(16,196)	5
Financing costs	(41,772)	(42,947)	1,175	(3)
Excess investment income	$118,830	$120,503	$(1,673)	(1)

Excess investment income per diluted share	$1.19	$1.15	$0.04	3

Mean invested assets (at amortized cost)	$19,540,396	$18,748,877	$791,519	4
Average net insurance policy liabilities(1)	11,284,565	10,838,913	445,652	4
Average debt and preferred securities (at amortized cost)	2,173,444	1,966,285	207,159	11
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined $1.7 million, or 1%, compared with the year-ago period. Excess investment income per diluted common share was $1.19 for the six months ended June 30, 2022 an increase of 3% over the prior year period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the six months ended June 30, 2022 was $487 million or 3% greater than the year-ago period. Mean invested assets increased 4% during the first six months of 2022 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.16% in the first six months of 2022, compared with 5.24% a year earlier. Growth in net investment income has been negatively impacted in recent years by the low

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

interest rate environment. Generally, investment income grows at a slower rate than the assets when the yield on new investments is lower than the yield on dispositions or the average portfolio yield. It also increases at a faster rate than the assets when new investment yields exceed the yield on dispositions or the average portfolio yield. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material negative impact on net investment income. In addition to fixed maturities, the Company has also invested in limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the investment funds for the six months ended June 30, 2022 was 5.56%. See additional information in Note 4—Investments. For the full year 2022, we currently anticipate the average new money rate on our fixed maturity acquisitions to be approximately 150 basis points higher than the yield achieved on our 2021 acquisitions. This expected increase in yields should result in the investment income growth rate being closer to the growth of our invested assets.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss on the fixed maturities portfolio as of June 30, 2022, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

The great majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current GAAP accounting guidance for long-duration insurance products which mandate that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block of 5.8% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has very little impact on the overall weighted-average discount rate due to the size of our in force business. In 2023, new guidance will become effective that will significantly impact the accounting for our long duration contracts including the determination of required interest. Please see Note 2—New Accounting Standards for additional information.

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength of our underwriting margins, we do not expect an extended low interest rate environment will cause a loss recognition event.

In comparison to the year-ago period, required interest on net insurance policy liabilities increased $16 million, or 5%, to $327 million, compared with the 4% growth in average net interest-bearing insurance policy liabilities.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Interest on funded debt	$38,745	$40,126	$(1,381)	(3)
Interest on short-term debt	3,027	2,821	206	7
Financing costs	$41,772	$42,947	$(1,175)	(3)

During the first six months of 2022, financing costs decreased 3% compared with the prior year primarily due to lower overall rates on the funded debt. More information on our debt transactions is disclosed in the Financial Condition section of this report.

        GL Q2 2022 FORM 10-Q

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

Despite our intent to hold fixed maturity investments for a long period of time, investments are occasionally sold, exchanged, called, or experience a credit loss event, resulting in a realized gain or loss. Gains or losses are only secondary to our core insurance operations of providing insurance coverage to policyholders. In a bond exchange offer, bondholders may consent to exchange their existing bonds for another class of debt securities. The Company also has investments in certain limited partnerships, held under the fair value option, with fair value changes recognized in Realized gains (losses) in the Consolidated Statements of Operations.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2022		2021
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(34,818)	$(0.35)	$(8,664)	$(0.08)
Matured or other redemptions(1)	20,699	0.21	21,548	0.21
Provision for credit losses	306	—	2,643	0.02
Fair value option—change in fair value	(3,469)	(0.03)	9,818	0.09
Other	(12,493)	(0.13)	3,736	0.04
Total realized gains (losses)	$(29,775)	$(0.30)	$29,081	$0.28
(1)During the six months ended June 30, 2022 and 2021, the Company recorded $1.9 million and $108.3 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $0 and $19.9 million, respectively, in realized gains, net of tax.

As investment yields increased in the first six months of 2022, the Company disposed of certain fixed maturity investments to reinvest in higher-grade fixed maturities and to improve the risk-adjusted, capital-adjusted returns on the portfolio. These sales resulted in realized losses for the six months ended June 30, 2022.

        GL Q2 2022 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cost of acquisitions:
Investment-grade corporate securities	$329,059	$339,711
Investment-grade municipal securities	416,737	65,068
Other investment-grade securities	5,000	10,355
Total fixed maturity acquisitions(1)	$750,796	$415,134

Effective annual yield (one year compounded)(2)	4.67%	3.49%
Average life (in years, to next call)	13.4	29.5
Average life (in years, to maturity)	26.3	34.2
Average rating	A+	A
(1)Fixed maturity acquisitions included unsettled trades of $36 million in 2022 and $0 in 2021.
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

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first six months of 2022, we invested primarily in the municipal, financial and industrial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.16%, down approximately 8 basis points from the yield in the first six months of 2021. As previously noted in the discussion of net investment income, the decrease was primarily due to the combination of lower interest rates applicable to new purchases and fixed maturity dispositions. For the remainder of 2022, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted capital-adjusted return.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	June 30, 2022	December 31, 2021	June 30, 2021
Average annual effective yield(1)	5.16%	5.17%	5.23%
Average life, in years, to:
Next call(2)	15.1	15.7	16.0
Maturity(2)	18.8	19.0	18.9
Effective duration to:
Next call(2,3)	9.2	10.6	10.8
Maturity(2,3)	10.8	12.2	12.1
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

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2022 and December 31, 2021.

Fixed Maturities by Sector
June 30, 2022
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$107,519	$1,408	$(8,396)	$100,531	$2,370,169	$103,100	$(134,828)	$2,338,441	13	14
Banks	26,962	1,171	—	28,133	1,061,482	30,075	(46,758)	1,044,799	6	6
Other financial	74,963	—	(14,416)	60,547	1,208,251	14,761	(140,697)	1,082,315	7	6
Total financial	209,444	2,579	(22,812)	189,211	4,639,902	147,936	(322,283)	4,465,555	26	26
Utilities
Electric	35,501	427	(2,350)	33,578	1,373,270	88,900	(31,591)	1,430,579	8	8
Gas and water	—	—	—	—	543,267	13,827	(37,827)	519,267	3	3
Total utilities	35,501	427	(2,350)	33,578	1,916,537	102,727	(69,418)	1,949,846	11	11
Industrial - Energy
Pipelines	85,166	—	(17,324)	67,842	910,287	27,066	(55,210)	882,143	5	5
Exploration and production	—	—	—	—	448,691	18,014	(16,643)	450,062	3	3
Oil field services	—	—	—	—	49,767	2,084	(1,010)	50,841	—	—
Refinery	—	—	—	—	88,855	6,246	(1,614)	93,487	—	1
Total energy	85,166	—	(17,324)	67,842	1,497,600	53,410	(74,477)	1,476,533	8	9
Industrial - Basic materials
Chemicals	—	—	—	—	665,177	6,815	(48,626)	623,366	4	4
Metals and mining	—	—	—	—	364,244	25,929	(2,868)	387,305	2	2
Forestry products and paper	—	—	—	—	65,539	1,697	(2,125)	65,111	—	—
Total basic materials	—	—	—	—	1,094,960	34,441	(53,619)	1,075,782	6	6
Industrial - Consumer, non-cyclical	—	—	—	—	2,202,571	43,407	(144,615)	2,101,363	12	12
Other industrials	25,514	—	(290)	25,224	1,258,131	39,805	(79,190)	1,218,746	7	7
Industrial - Transportation	—	—	—	—	538,895	25,344	(20,506)	543,733	3	3
Other corporate sectors	179,029	14	(23,271)	155,772	1,665,112	26,927	(186,180)	1,505,859	9	9
Total corporates	534,654	3,020	(66,047)	471,627	14,813,708	473,997	(950,288)	14,337,417	82	83
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	3,056,231	55,102	(406,752)	2,704,581	17	16
Collateralized debt obligations	36,762	15,939	—	52,701	36,762	15,939	—	52,701	—	—
Other asset-backed securities	13,110	—	(617)	12,493	89,502	—	(2,430)	87,072	1	1
Mortgage-backed securities(1)	—	—	—	—	183	13	—	196	—	—
Total fixed maturities	$584,526	$18,959	$(66,664)	$536,821	$17,996,386	$545,051	$(1,359,470)	$17,181,967	100	100
(1)Includes Government National Mortgage Association (GNMA).

        GL Q2 2022 FORM 10-Q

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
(1)Includes GNMAs.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the June 30, 2022 fixed maturity portfolio, representing 82% of amortized cost, net and 83% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2022, the total fixed maturity portfolio consisted of 923 issuers.

Fixed maturities had a fair value of $17.2 billion at June 30, 2022, compared with $21.3 billion at December 31, 2021. The net unrealized gain (loss) position in the fixed-maturity portfolio decreased from a $3.5 billion gain position at December 31, 2021 to a loss position of $814 million at June 30, 2022 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at June 30, 2022 and December 31, 2021, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at June 30, 2022 and December 31, 2021, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $516 million at amortized cost, net of allowance for credit losses ($493 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At June 30, 2022
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$806,259	5	$762,931	5
AA	2,537,015	14	2,167,157	13
A	4,577,530	25	4,534,852	26
BBB+	3,871,075	22	3,784,533	22
BBB	4,268,971	24	4,101,690	24
BBB-	1,351,010	7	1,293,983	7
Total investment grade	17,411,860	97	16,645,146	97	A-

Below investment grade:
BB	476,378	3	417,948	3
B	71,386	—	66,172	—
Below B	36,762	—	52,701	—
Total below investment grade	584,526	3	536,821	3	BB+
	$17,996,386	100	$17,181,967	100

Weighted average composite quality rating					A-

        GL Q2 2022 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as year-end 2021. Fixed maturities rated BBB are 53% of the total portfolio at June 30, 2022 compared with 54% at year-end 2021, and the percentage of BBB bonds to the overall portfolio has been declining since the end of 2018. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of June 30, 2022. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$701,546	$840,739
Downgrades by rating agencies	50,178	—
Upgrades by rating agencies	(95,220)	(36,311)
Dispositions	(75,297)	(45,450)
Provision for credit losses	(31)	3,346
Amortization and other	3,350	1,616
Balance at end of period	$584,526	$763,940

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 10% of our shareholders’ equity, excluding the effect of unrealized gains or losses on fixed maturities as of June 30, 2022. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2022		2021		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$61,808	2.9	$56,572	2.8	$5,236	9
Other employee costs	21,289	1.0	22,241	1.1	(952)	(4)
Information technology costs	26,907	1.2	23,455	1.1	3,452	15
Legal costs	7,035	0.3	7,355	0.4	(320)	(4)
Other administrative costs	29,226	1.4	24,056	1.2	5,170	21
Total insurance administrative expenses	146,265	6.8	133,679	6.6	12,586	9

Parent company expense	5,533		5,075		458
Stock compensation expense	17,483		16,522		961
Legal proceedings	—		5,089		(5,089)
Non-operating expenses	4,729		—		4,729
Total operating expenses, per Condensed Consolidated Statements of Operations	$174,010		$160,365		$13,645	9

Total operating expenses for the first six months increased 9% over the prior year period reflecting higher insurance administrative expenses. Insurance administrative expenses increased $13 million primarily due to higher information technology costs, including associated information technology salaries, higher employee costs in general, and higher costs due to the addition of Globe Life Benefits. Insurance administrative expenses as a percent of premium were 6.8%, compared to 6.6% for the same period in 2021. The non-operating expenses relate to a lease termination that occurred during the quarter.

        GL Q2 2022 FORM 10-Q

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
The following chart summarizes share repurchases for the six month periods ended June 30, 2022 and 2021.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2022			2021
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	2,268	$222,785	$98.22	2,165	$213,503	$98.61
Option exercise proceeds	397	40,636	102.47	812	82,081	101.14
Total	2,665	$263,421	$98.85	2,977	$295,584	$99.30
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

Insurance Subsidiary Liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Cash inflows for the insurance subsidiaries primarily include premium and investment income. In addition to investment income, maturities and scheduled repayments in the investment portfolio are cash inflows. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. A portion of the excess cash inflows in the current year will provide for the payment of future policy benefits and are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restrictions. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the leading source of the excess cash is investment income, a significant portion of the excess cash also comes from underwriting income due to our high underwriting margins and effective expense control. While the insurance subsidiaries annually generate more operating cash inflows than cash outflows, the companies also have the entire available-for-sale fixed maturity investment portfolio available to create additional cash flows if required.

        GL Q2 2022 FORM 10-Q

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

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2022	2021	Projected 2022	2021
Liquidity Sources:
Dividends from Subsidiaries	$233,936	$240,120	$410,000	$478,535
Excess Cash Flows	174,610	179,684	280,000	370,120

Dividends from subsidiaries and excess cash flows are projected to be lower in 2022 primarily due to higher COVID life losses and the growth in our exclusive agency sales in 2021, both of which resulted in lower cash flows generated by the affiliates to the Parent. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. At June 30, 2022, the Parent Company had access to $318 million of invested cash, net intercompany receivables and other liquid assets.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While the Parent Company may request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020. The five-year credit agreement will now mature on September 30, 2026. As of June 30, 2022, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2022	December 31, 2021	June 30, 2021
Balance of commercial paper at end of period (par value)	$180,000	$330,033	$260,000
Annualized interest rate	1.73%	0.29%	0.22%
Letters of credit outstanding	$125,000	$125,000	$135,000
Remaining amount available under credit line	445,000	294,967	355,000

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Average balance of commercial paper outstanding during period (par value)	$369,468	$297,901
Daily-weighted average interest rate (annualized)	0.69%	0.24%
Maximum daily amount outstanding during period (par value)	$500,529	$355,000

The Company reduced the commercial paper borrowings by $150 million since year-end, utilizing a portion of the proceeds from the issuance of a new senior debt offering. See Note 9—Debt for more information regarding this offering. We had no difficulties in accessing the commercial paper market under this facility during the six months ended June 30, 2022 and 2021.

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

Consolidated Liquidity. Consolidated net cash inflows from operations were $693 million in the first six months of 2022, compared with $702 million in the same period of 2021. The decrease is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $306 million during the 2022 period. As previously noted under the caption Credit Facility, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $288 million at June 30, 2022, compared with $161 million at December 31, 2021. In addition to these liquid assets, the entire $17.2 billion (fair value at June 30, 2022) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

        GL Q2 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.6 billion at June 30, 2022 and $1.5 billion at December 31, 2021. Refer to Note 9—Debt for a complete analysis and description of long-term debt issues outstanding.

Selected Information about Debt Issues
As of June 30, 2022
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	05/27/1993	05/15/2023	7.875%	semiannual	$165,612	$165,355	$171,168
Senior notes(1)	09/24/2012	09/15/2022	3.800%	semiannual	150,000	149,926	150,251
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	550,000	545,275	541,486
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	395,999	327,492
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	245,274	246,459
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,403	125,325
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,192	248,820
					1,965,612	1,942,424	1,811,001
Less current maturity of long-term debt(1)					315,612	315,281	321,419
Total long-term debt					1,650,000	1,627,143	1,489,582

Current maturity of long-term debt(1)					315,612	315,281	321,419
Commercial paper					180,000	179,845	179,845
Total short-term debt					495,612	495,126	501,264

Total debt					$2,145,612	$2,122,269	$1,990,846
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

Subsidiary Capital: The National Association of Insurance Commissioners (NAIC) has established a risk-based factor approach for determining threshold risk-based capital levels for all insurance companies. This approach was designed to assist the regulatory bodies in identifying companies that may require regulatory attention. A Risk-Based Capital (RBC) ratio is typically determined by dividing adjusted total statutory capital by the amount of risk-based capital determined using the NAIC’s factors. If a company’s RBC ratio approaches two times the RBC amount, the company must file a plan with the NAIC for improving its capital levels (this level is commonly referred to as “Company Action Level” RBC). Companies typically hold a multiple of the Company Action Level RBC depending on their particular business needs and risk profile.

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

Shareholders' Equity: On May 17, 2022, the Parent Company announced that it had declared a quarterly dividend of $0.2075 per share. This dividend was paid on August 1, 2022.

        GL Q2 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Shareholders’ equity was $5.3 billion at June 30, 2022. This compares with $8.6 billion at December 31, 2021 and $8.6 billion at June 30, 2021. During the six months since December 31, 2021, shareholders’ equity decreased primarily due to $3.4 billion of after-tax unrealized losses in the fixed-maturity portfolio as interest rates have increased over the period. In addition, shareholders' equity increased by net income of $341 million during the first six months of 2022, but was offset by share repurchases of $223 million and an additional $41 million in share purchases to offset the dilution from stock option exercises.

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

        GL Q2 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table presents selected data related to our capital resources. Additionally, the table presents the effect of this accounting guidance on relevant line items, so that investors and other financial statement users may determine its impact on Globe Life's capital structure. Excluding the effect of unrealized gains or losses on the fixed maturity portfolio from shareholders' equity is considered non-GAAP. Below we include the reconciliation to GAAP.

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	June 30, 2022		December 31, 2021		June 30, 2021
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$17,181,967	$(814,419)	$21,305,287	$3,500,365	$21,101,780	$3,649,862
Deferred acquisition costs(2)	5,084,878	2,128	4,914,728	(4,327)	4,743,032	(5,188)
Total assets	26,043,167	(812,291)	29,768,048	3,496,038	29,580,057	3,644,674
Short-term debt	495,126	—	479,644	—	259,946	—
Long-term debt	1,627,143	—	1,546,494	—	1,986,116	—
Shareholders' equity	5,323,110	(641,710)	8,642,806	2,761,870	8,616,922	2,879,292

Book value per diluted share	54.18	(6.53)	85.97	27.47	83.59	27.93
Debt to capitalization(3)	28.5%	2.3%	19.0%	(6.6)%	20.7%	(7.5)%

Diluted shares outstanding	98,245		100,535		103,081
Actual shares outstanding	97,515		99,567		102,163
(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

        GL Q2 2022 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2022.

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

As of the end of the fiscal period completed June 30, 2022, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Senior Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Senior Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the period ended June 30, 2022, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q2 2022 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Second Quarter of 2022

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022	462,687	$101.01	462,687
May 1-31, 2022	484,107	96.40	484,107
June 1-30, 2022	538,610	93.82	538,610

On August 4, 2021, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

        GL Q2 2022 FORM 10-Q

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

        GL Q2 2022 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: August 5, 2022	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: August 5, 2022	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: August 5, 2022	/s/ Frank M. Svoboda
Frank M. Svoboda
Senior Executive Vice President and Chief Financial Officer

        GL Q2 2022 FORM 10-Q