Form 10-Q
period 2022-09-30
GLOBE LIFE INC.
filed 2022-11-08
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Stock, $1.00 Par Value	97,270,229
Q3 2022 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
Q3 2022 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2022—$18,173,471; 2021—$17,805,309, allowance for credit losses: 2022— $0; 2021— $387)	$16,005,140	$21,305,287
Policy loans	605,426	589,634
Other long-term investments (includes: 2022—$748,219; 2021—$640,263 under the fair value option)	907,390	793,925
Short-term investments	85,773	69,145
Total investments	17,603,729	22,757,991
Cash	85,586	92,163
Accrued investment income	269,212	251,307
Other receivables	475,363	487,443
Deferred acquisition costs	5,162,172	4,914,728
Goodwill	481,791	481,791
Other assets	760,935	782,625
Total assets	$24,838,788	$29,768,048
Liabilities:
Future policy benefits	$16,556,827	$16,034,727
Unearned and advance premium	64,223	65,472
Policy claims and other benefits payable	417,739	412,940
Other policyholders' funds	103,161	98,935
Total policy liabilities	17,141,950	16,612,074
Current and deferred income taxes	568,282	1,765,021
Short-term debt	434,737	479,644
Long-term debt (estimated fair value: 2022—$1,445,523; 2021—$1,667,009)	1,627,547	1,546,494
Other liabilities	704,674	722,009
Total liabilities	20,477,190	21,125,242
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2022 and 2021	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2022—109,218,183 issued; 2021—109,218,183 issued)	109,218	109,218
Additional paid-in-capital	540,636	520,564
Accumulated other comprehensive income (loss)	(1,811,549)	2,677,583
Retained earnings	6,633,369	6,182,100
Treasury stock, at cost: (2022—12,225,433 shares; 2021—9,650,845 shares)	(1,110,076)	(846,659)
Total shareholders' equity	4,361,598	8,642,806
Total liabilities and shareholders' equity	$24,838,788	$29,768,048

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Life premium	$755,115	$728,924	$2,269,641	$2,165,213
Health premium	319,289	299,143	955,478	888,902
Other premium	1	—	1	1
Total premium	1,074,405	1,028,067	3,225,120	3,054,116
Net investment income	245,625	238,975	733,101	713,103
Realized gains (losses)	(29,155)	10,475	(66,845)	47,286
Other income	398	321	861	1,004
Total revenue	1,291,273	1,277,838	3,892,237	3,815,509

Benefits and expenses:
Life policyholder benefits	494,627	516,196	1,555,004	1,532,298
Health policyholder benefits	198,415	187,906	592,488	564,589
Other policyholder benefits	6,986	7,303	21,110	21,848
Total policyholder benefits	700,028	711,405	2,168,602	2,118,735

Amortization of deferred acquisition costs	156,129	151,593	469,718	452,607
Commissions, premium taxes, and non-deferred acquisition costs	93,028	82,774	277,436	244,752
Other operating expense	88,140	80,385	262,150	240,750
Interest expense	23,965	20,886	65,737	63,833
Total benefits and expenses	1,061,290	1,047,043	3,243,643	3,120,677

Income before income taxes	229,983	230,795	648,594	694,832
Income tax benefit (expense)	(43,204)	(41,924)	(120,450)	(127,826)
Net income	$186,779	$188,871	$528,144	$567,006

Basic net income per common share	$1.92	$1.86	$5.38	$5.53

Diluted net income per common share	$1.90	$1.84	$5.33	$5.46

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$186,779	$188,871	$528,144	$567,006

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(1,368,910)	(95,906)	(5,704,042)	(453,917)
Other reclassification adjustments included in net income	12,142	(14,599)	30,371	(31,096)
Foreign exchange adjustment on fixed maturities recorded at fair value	2,856	(519)	4,975	4,141
Total unrealized investment gains (losses)	(1,353,912)	(111,024)	(5,668,696)	(480,872)
Less applicable tax (expense) benefit	284,319	23,317	1,190,428	100,984
Unrealized gains (losses) on investments, net of tax	(1,069,593)	(87,707)	(4,478,268)	(379,888)

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	4,699	432	11,154	1,199
Less applicable tax (expense) benefit	(988)	(91)	(2,343)	(252)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	3,711	341	8,811	947

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(21,379)	(6,839)	(35,220)	(1,276)
Less applicable tax (expense) benefit	4,488	1,437	7,395	269
Foreign exchange translation adjustments, other than securities, net of tax	(16,891)	(5,402)	(27,825)	(1,007)

Pension:
Pension adjustments	3,438	5,198	10,316	15,598
Less applicable tax (expense) benefit	(721)	(1,090)	(2,166)	(3,275)
Pension adjustments, net of tax	2,717	4,108	8,150	12,323

Other comprehensive income (loss)	(1,080,056)	(88,660)	(4,489,132)	(367,625)
Comprehensive income (loss)	$(893,277)	$100,211	$(3,960,988)	$199,381

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$—	$109,218	$520,564	$2,677,583	$6,182,100	$(846,659)	$8,642,806
Comprehensive income (loss)	—	—	—	(1,808,088)	164,361	—	(1,643,727)
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,543)	—	(20,543)
Acquisition of treasury stock	—	—	—	—	—	(119,482)	(119,482)
Stock-based compensation	—	—	2,504	—	(345)	6,876	9,035
Exercise of stock options	—	—	—	—	(9,964)	35,895	25,931
Balance at March 31, 2022	—	109,218	523,068	869,495	6,315,609	(923,370)	6,894,020
Comprehensive income (loss)	—	—	—	(1,600,988)	177,004	—	(1,423,984)
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,238)	—	(20,238)
Acquisition of treasury stock	—	—	—	—	—	(143,939)	(143,939)
Stock-based compensation	—	—	8,448	—	—	—	8,448
Exercise of stock options	—	—	—	—	(2,419)	11,222	8,803
Balance at June 30, 2022	—	109,218	531,516	(731,493)	6,469,956	(1,056,087)	5,323,110
Comprehensive income (loss)	—	—	—	(1,080,056)	186,779	—	(893,277)
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,126)	—	(20,126)
Acquisition of treasury stock	—	—	—	—	—	(72,031)	(72,031)
Stock-based compensation	—	—	9,120	—	—	—	9,120
Exercise of stock options	—	—	—	—	(3,240)	18,042	14,802
Balance at September 30, 2022	$—	$109,218	$540,636	$(1,811,549)	$6,633,369	$(1,110,076)	$4,361,598

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2022 FORM 10-Q

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
.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash provided from (used for) operating activities	$1,050,387	$1,060,022

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	346,722	91,795
Fixed maturities available for sale—matured or other redemptions	387,787	249,653
Other long-term investments	55,877	36,060
Total investments sold or matured	790,386	377,508
Acquisition of investments:
Fixed maturities—available for sale	(1,178,751)	(687,993)
Other long-term investments	(186,275)	(206,609)
Total investments acquired	(1,365,026)	(894,602)
Net (increase) decrease in policy loans	(15,792)	(1,412)
Net (increase) decrease in short-term investments	(16,628)	14,418
Additions to properties	(19,766)	(30,730)
Other investing activities	—	(59,200)
Investments in low-income housing interests	(64,023)	(35,236)
Cash provided from (used for) investing activities	(690,849)	(629,254)

Cash provided from (used for) financing activities:
Issuance of common stock	49,536	67,347
Cash dividends paid to shareholders	(60,441)	(60,068)
Repayment of debt	(150,000)	(300,000)
Proceeds from issuance of debt	250,492	325,000
Payment for debt issuance costs	(5,272)	(7,639)
Net borrowing (repayment) of commercial paper	(60,582)	(10,991)
Acquisition of treasury stock	(335,452)	(393,380)
Net receipts (payments) from deposit-type products	(66,078)	(48,276)
Cash provided from (used for) financing activities	(377,797)	(428,007)

Effect of foreign exchange rate changes on cash	11,682	(1,283)
Net increase (decrease) in cash	(6,577)	1,478
Cash at beginning of year	92,163	94,847
Cash at end of period	$85,586	$96,325

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2022 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2022, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2022 and 2021. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 24, 2022.

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

        GL Q3 2022 FORM 10-Q

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

In summary, the Company continues to assess the impact the adoption will have on the consolidated financial statements and has determined it will have a significant impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity, and the Consolidated Statements of Comprehensive Income (Loss). On a quarterly basis, the Company’s future policy benefits will be remeasured utilizing an upper-medium grade fixed-income instrument yield and the effects of the change will be recognized in Accumulated Other Comprehensive Income (“AOCI”), a component of shareholders’ equity. At least annually, the Company will update its estimate of cash flows used for establishing reserves using actual historical experience and updated future cash flow assumptions, such as mortality, morbidity, and persistency. Finally, the adoption requires changes in the future treatment of our Deferred Acquisition Cost (“DAC”) asset and is expected to result in a significant reduction to DAC amortization in the near to intermediate term.

On the Transition Date, the Company expects a decrease in AOCI due to the requirement to re-measure future policy benefits using a discount rate currently lower than what is used in valuing the future policy benefits under existing guidance. The methodology for determining current discount rates consists of constructing a discount rate curve intended to be reflective of the currency and tenor of the insurance liability cash flows. Discount rates reflect upper-medium grade fixed-income instrument yields, which generally consist of single-A rated fixed income instruments. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets denominated in the same currency as the policies. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use estimation techniques consistent with the fair value guidance in ASC 820. It is important to note that the impact to AOCI is sensitive to the discount rate assumption and associated fluctuations.

On the Transition Date, using current discount rates applicable at that time, we expect the after-tax impact to AOCI to be a decrease in the range of $7.5 billion to $8.5 billion due to a $9.5 billion to $11.0 billion increase in future policy benefits. Holding all else equal but using discount rates as of September 30, 2022, the increase in future policy benefits would have been $1.2 billion to $2.0 billion. Under the new standard, the future policy benefits recorded on the Consolidated Balance Sheets are different than those used in the determination of net income. Future policy benefits recorded within the Consolidated Balance Sheets are determined using current discount rates as of the valuation date, while future policy benefits used for the determination of net income are determined using locked-in discount rates1 based on policy issue dates. On the Transition Date, two significant drivers of the increase in future policy benefits and decrease in AOCI within the Consolidated Balance Sheets are the lower level of current discount rates as compared to the locked-in discount rates used under prior guidance and the long average life of
1 Locked-in discount rates are those discount rates which are established at issue and locked-in for each year of issue for use in establishing reserves to compute net income.

        GL Q3 2022 FORM 10-Q

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

Under the new standard, the annual amortization of DAC in our Consolidated Statements of Operations will be significantly lower in the near and intermediate term due to: 1) the requirement to no longer defer renewal commissions until such year as the commissions are actually incurred, 2) the requirement to no longer accrue and amortize interest on our DAC balances, and 3) the modification of the method for amortizing DAC including the updating of assumptions. For business with deferrals of renewal commissions, as is the case with our captive agency channels, the expected amortization rate, as a percentage of premium, for certain blocks of business will no longer be level but will increase over the period of time during which commissions are deferred. The decrease in amortization in the near term will primarily impact our life insurance line of business. In total, we expect the impact on net income from the decrease in amortization to be in the range of $120 million to $145 million, net of tax, related to the restatement of prior periods. As time progresses, we expect this impact to diminish as the deferral of future renewal commissions increases amortization amounts.

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

While the requirements of the new guidance represent a change from existing GAAP, the new guidance will not impact capital and surplus or net income under statutory accounting practices, cash flows on our policies, or the underlying economics of our business.

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

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2022	$(643,385)	$1,682	$8,453	$(98,243)	$(731,493)
Other comprehensive income (loss) before reclassifications, net of tax	(1,079,185)	3,711	(16,891)	—	(1,092,365)
Reclassifications, net of tax	9,592	—	—	2,717	12,309
Other comprehensive income (loss)	(1,069,593)	3,711	(16,891)	2,717	(1,080,056)
Balance at September 30, 2022	$(1,712,978)	$5,393	$(8,438)	$(95,526)	$(1,811,549)

	Three Months Ended September 30, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2021	$2,883,391	$(4,098)	$27,697	$(156,711)	$2,750,279
Other comprehensive income (loss) before reclassifications, net of tax	(76,174)	341	(5,402)	—	(81,235)
Reclassifications, net of tax	(11,533)	—	—	4,108	(7,425)
Other comprehensive income (loss)	(87,707)	341	(5,402)	4,108	(88,660)
Balance at September 30, 2021	$2,795,684	$(3,757)	$22,295	$(152,603)	$2,661,619

	Nine Months Ended September 30, 2022
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2022	$2,765,290	$(3,418)	$19,387	$(103,676)	$2,677,583
Other comprehensive income (loss) before reclassifications, net of tax	(4,502,261)	8,811	(27,825)	—	(4,521,275)
Reclassifications, net of tax	23,993	—	—	8,150	32,143
Other comprehensive income (loss)	(4,478,268)	8,811	(27,825)	8,150	(4,489,132)
Balance at September 30, 2022	$(1,712,978)	$5,393	$(8,438)	$(95,526)	$(1,811,549)

	Nine Months Ended September 30, 2021
	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2021	$3,175,572	$(4,704)	$23,302	$(164,926)	$3,029,244
Other comprehensive income (loss) before reclassifications, net of tax	(355,322)	947	(1,007)	—	(355,382)
Reclassifications, net of tax	(24,566)	—	—	12,323	(12,243)
Other comprehensive income (loss)	(379,888)	947	(1,007)	12,323	(367,625)
Balance at September 30, 2021	$2,795,684	$(3,757)	$22,295	$(152,603)	$2,661,619

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statement of Operations
Component Line Item	2022	2021	2022	2021
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$12,256	$(16,269)	$29,741	$(35,925)	Realized (gains) losses
Amortization of (discount) premium	(114)	1,670	630	4,829	Net investment income
Total before tax	12,142	(14,599)	30,371	(31,096)
Tax	(2,550)	3,066	(6,378)	6,530	Income taxes
Total after-tax	9,592	(11,533)	23,993	(24,566)
Pension adjustments:
Amortization of prior service cost	158	158	474	474	Other operating expense
Amortization of actuarial (gain) loss	3,280	5,040	9,842	15,124	Other operating expense
Total before tax	3,438	5,198	10,316	15,598
Tax	(721)	(1,090)	(2,166)	(3,275)	Income taxes
Total after-tax	2,717	4,108	8,150	12,323
Total reclassification (after-tax)	$12,309	$(7,425)	$32,143	$(12,243)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at September 30, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At September 30, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$389,357	$—	$2	$(36,510)	$352,849	2
States, municipalities, and political subdivisions	2,739,017	—	24,724	(598,476)	2,165,265	14
Foreign governments	50,144	—	42	(10,277)	39,909	—
Corporates, by sector:
Financial	4,818,454	—	49,913	(552,378)	4,315,989	27
Utilities	1,906,747	—	30,252	(144,762)	1,792,237	11
Energy	1,466,551	—	14,281	(135,922)	1,344,910	8
Other corporate sectors	6,677,566	—	49,208	(866,795)	5,859,979	37
Total corporates	14,869,318	—	143,654	(1,699,857)	13,313,115	83
Collateralized debt obligations	36,721	—	13,874	—	50,595	—
Other asset-backed securities	88,914	—	5	(5,512)	83,407	1
Total fixed maturities	$18,173,471	$—	$182,301	$(2,350,632)	$16,005,140	100
(1)Amount reported in the balance sheet.
(2)At fair value.

        GL Q3 2022 FORM 10-Q

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2022, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At September 30, 2022
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$162,473	$163,087
Due after one year through five years	1,020,894	1,021,499
Due after five years through ten years	1,716,490	1,695,969
Due after ten years through twenty years	7,477,686	6,932,181
Due after twenty years	7,670,293	6,058,402
Mortgage-backed and asset-backed securities	125,635	134,002
	$18,173,471	$16,005,140

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: "Net investment income" for the three and nine month periods ended September 30, 2022 and 2021 is summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Fixed maturities available for sale	$227,673	$223,287	2	$679,710	$668,284	2
Policy loans	11,716	11,376	3	34,724	33,968	2
Other long-term investments(1)	10,933	9,390	16	34,349	26,432	30
Short-term investments	969	10		1,093	20
	251,291	244,063	3	749,876	728,704	3
Less investment expense	(5,666)	(5,088)	11	(16,775)	(15,601)	8
Net investment income	$245,625	$238,975	3	$733,101	$713,103	3
(1)For the three months ended September 30, 2022 and 2021, the investment funds, accounted for under the fair value option method, recorded $8.4 million and $7.1 million of distributions, respectively, in net investment income. For the nine months ended September 30, 2022 and 2021, the investment funds, accounted for under the fair value option method, recorded $27.7 million and $19.4 million of distributions, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturities available for sale:
Proceeds from sales(1)	$127,695	$17,085	$346,722	$91,795
Gross realized gains	165	304	938	1,438
Gross realized losses	(11,537)	—	(56,384)	(12,101)
(1)There were no unsettled sales in the periods ended September 30, 2022 and 2021.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(12,256)	$16,269	$(30,128)	$32,578
Provision for credit losses	—	—	387	3,346
Fair value option—change in fair value	(11,551)	1,585	(15,942)	14,013
Other investments	(5,348)	1,935	(21,162)	6,663
Realized gains (losses) from investments	(29,155)	19,789	(66,845)	56,600
Realized loss on redemption of debt	—	(9,314)	—	(9,314)
Total realized gains (losses)	(29,155)	10,475	(66,845)	47,286
Applicable tax	6,122	(2,200)	14,037	(9,930)
Realized gains (losses), net of tax	$(23,033)	$8,275	$(52,808)	$37,356
(1)During the three months ended September 30, 2022 and 2021, the Company recorded $22.1 million and $0 of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $0, respectively, in realized gains (losses). During the nine months ended September 30, 2022 and 2021, the Company recorded $24.0 million and $108.3 million of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $25.2 million, respectively, in realized gains (losses).

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at September 30, 2022 and December 31, 2021:

	Fair Value Measurement at September 30, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$352,849	$—	$352,849
States, municipalities, and political subdivisions	—	2,165,265	—	2,165,265
Foreign governments	—	39,909	—	39,909
Corporates, by sector:
Financial	—	4,202,350	113,639	4,315,989
Utilities	—	1,681,228	111,009	1,792,237
Energy	—	1,333,105	11,805	1,344,910
Other corporate sectors	—	5,611,867	248,112	5,859,979
Total corporates	—	12,828,550	484,565	13,313,115
Collateralized debt obligations	—	—	50,595	50,595
Other asset-backed securities	—	83,407	—	83,407
Total fixed maturities	$—	$15,469,980	$535,160	$16,005,140
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$447,432	$—	$447,432
States, municipalities, and political subdivisions	—	2,489,225	—	2,489,225
Foreign governments	—	55,629	—	55,629
Corporates, by sector:
Financial	—	5,303,547	163,618	5,467,165
Utilities	—	2,266,231	154,267	2,420,498
Energy	—	1,919,416	13,573	1,932,989
Other corporate sectors	—	8,010,331	310,230	8,320,561
Total corporates	—	17,499,525	641,688	18,141,213
Collateralized debt obligations	—	—	63,505	63,505
Other asset-backed securities	—	108,283	—	108,283
Total fixed maturities	$—	$20,600,094	$705,193	$21,305,287
Percentage of total	—%	97%	3%	100%

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2022	$—	$63,505	$641,688	$705,193
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(13,163)	(114,525)	(127,688)
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	3,382	6	3,388
Other(1)	—	(3,129)	(42,604)	(45,733)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at September 30, 2022	$—	$50,595	$484,565	$535,160
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains (Losses) included in Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At September 30, 2022	$—	$(13,163)	$(114,525)	$(127,688)
At September 30, 2021	63	12,482	(15,346)	(2,801)

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of September 30, 2022	1,886	122	2,008
As of December 31, 2021	138	42	180

Globe Life's entire fixed maturity portfolio consisted of 2,275 issues by 957 different issuers at September 30, 2022 and 2,060 issues by 843 different issuers at December 31, 2021. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of September 30, 2022 and December 31, 2021.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at September 30, 2022 and December 31, 2021.

Analysis of Gross Unrealized Investment Losses

	At September 30, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$349,350	$(35,764)	$3,416	$(746)	$352,766	$(36,510)
States, municipalities and political subdivisions	1,728,650	(562,887)	52,359	(35,589)	1,781,009	(598,476)
Foreign governments	5,754	(142)	23,983	(10,135)	29,737	(10,277)
Corporates, by sector:
Financial	2,895,779	(490,451)	75,439	(27,653)	2,971,218	(518,104)
Utilities	1,114,356	(135,376)	20,829	(6,416)	1,135,185	(141,792)
Energy	958,397	(125,270)	—	—	958,397	(125,270)
Other corporate sectors	4,378,481	(799,054)	80,275	(37,894)	4,458,756	(836,948)
Total corporates	9,347,013	(1,550,151)	176,543	(71,963)	9,523,556	(1,622,114)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	61,532	(4,177)	9,712	(711)	71,244	(4,888)
Total investment grade securities	11,492,299	(2,153,121)	266,013	(119,144)	11,758,312	(2,272,265)

Below investment grade securities:
States, municipalities and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	127,557	(18,081)	39,446	(16,193)	167,003	(34,274)
Utilities	27,925	(2,970)	—	—	27,925	(2,970)
Energy	14,220	(2,453)	19,868	(8,199)	34,088	(10,652)
Other corporate sectors	167,639	(25,403)	6,861	(4,444)	174,500	(29,847)
Total corporates	337,341	(48,907)	66,175	(28,836)	403,516	(77,743)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	12,083	(624)	12,083	(624)
Total below investment grade securities	337,341	(48,907)	78,258	(29,460)	415,599	(78,367)
Total fixed maturities	$11,829,640	$(2,202,028)	$344,271	$(148,604)	$12,173,911	$(2,350,632)

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

        GL Q3 2022 FORM 10-Q

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

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for credit losses beginning balance	$—	$—	$387	$3,346
Additions to allowance for which credit losses were not previously recorded	—	—	—	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	(387)	(3,346)
Allowance for credit losses ending balance	$—	$—	$—	$—

As of September 30, 2022 and December 31, 2021, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	September 30, 2022	December 31, 2021
Investment funds	$748,219	$640,263
Commercial mortgage loan participations	140,069	141,843
Other	19,102	11,819
Total	$907,390	$793,925

The following table presents additional information about the Company's investment funds as of September 30, 2022 and December 31, 2021 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	September 30, 2022	December 31, 2021	September 30, 2022	Redemption Term/Notice
Commercial mortgage loans	$425,189	$423,776	$354,361	Fully redeemable and non-redeemable with varying terms.
Opportunistic credit	159,972	178,215	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Infrastructure	149,532	22,664	30,338	Fully redeemable and non-redeemable with varying terms.
Other	13,526	15,608	127,500
Total investment funds	$748,219	$640,263	$512,199

The Company had $165 million of capital called during the year from existing investment funds. Our unfunded commitments were $512 million as of September 30, 2022.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$62,239	45	$57,996	41
Hospitality	20,767	15	23,186	16
Retail	19,423	14	19,811	14
Industrial	17,308	12	17,900	13
Multi-family	14,386	10	14,872	11
Office	8,106	6	8,905	6
Total recorded investment	142,229	102	142,670	101
Less allowance for credit losses	(2,160)	(2)	(827)	(1)
Carrying value, net of allowance for credit losses	$140,069	100	$141,843	100

	September 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$68,698	49	$67,659	48
New York	19,452	14	18,373	13
Pennsylvania	11,673	8	11,673	8
Indiana	9,717	7	9,717	7
Florida	8,279	6	8,213	6
Texas	6,136	5	5,898	4
Other	18,274	13	21,137	15
Total recorded investment	142,229	102	142,670	101
Less allowance for credit losses	(2,160)	(2)	(827)	(1)
Carrying value, net of allowance for credit losses	$140,069	100	$141,843	100

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables are reflective of Management's internal risk ratings of the loan portfolio. Loans are rated low, moderate, and high. The risk categories consider many different factors such as quality of asset, borrower status, as well as macroeconomic factors including COVID-19. These loans, originated in 2017 to 2022, are transitional or under construction and may not yet be income producing. Certain ratios, such as loan to value and debt service coverage ratios, may not be evaluated as the value of the underlying transitional property significantly fluctuates based on completion of the project.

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of September 30, 2022
Risk Rating:	Number of Loans	2022	2021	2020	2019	2018	2017	Total
Low	14	$3,000	$—	$27,181	$12,337	$35,462	$36,188	$114,168
Moderate	5	—	—	1,195	15,722	—	—	16,917
High	2	—	—	—	4,110	7,034	—	11,144
Total commercial mortgage loans	21	$3,000	$—	$28,376	$32,169	$42,496	$36,188	142,229
Less allowance for credit losses on the investment pool								(1,151)
Less allowance for credit losses on individual loans								(1,009)
Carrying value, net of valuation allowance								$140,069

	Net Book Value of Commercial Mortgage Loans Receivable by Year of Origination
	As of December 31, 2021
Risk Rating:	Number of Loans	2021	2020	2019	2018	2017	Total
Low	14	$—	$23,636	$11,925	$41,209	$35,729	$112,499
Moderate	6	—	1,400	17,173	—	—	18,573
High	2	—	—	4,593	7,005	—	11,598
Total commercial mortgage loans	22	$—	$25,036	$33,691	$48,214	$35,729	142,670
Less allowance for credit losses on the investment pool							(827)
Less allowance for credit losses on individual loans							—
Carrying value, net of valuation allowance							$141,843
As of September 30, 2022, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 21 loans in the portfolio. For the nine months ended September 30, 2022, the allowance for credit losses increased $1.3 million. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for credit losses beginning balance	$1,109	$1,639	$827	$3,505
Provision (reversal) for credit losses	1,051	(455)	1,333	(2,321)
Allowance for credit losses ending balance	$2,160	$1,184	$2,160	$1,184

As of September 30, 2022 and December 31, 2021, the Company had one commercial mortgage loan in non-accrual status, which went into foreclosure during the year. The outstanding principal balance of this loan was $4.1 million as of September 30, 2022 and December 31, 2021. Among the remaining commercial mortgage loans, none were delinquent as of September 30, 2022 and December 31, 2021. The Company's unfunded commitment balance to commercial loan borrowers was $21 million as of September 30, 2022.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount outstanding at September 30, 2022 was $125 million.

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

On February 27, 2020, putative collective action litigation was filed against American Income in United States District Court for the Western District of Pennsylvania (Berry, et al v. American Income Life Insurance Company, et al, Case No. 2:20-cv-00110-LPL). The plaintiffs, former insurance sales agents of American Income, pursued relief on behalf of “all individuals who trained to become and/or worked as sales agents/insurance producers for American Income Life Insurance” in the three years prior to the filing of the complaint. The lawsuit alleged that agent trainees and insurance agents should have been classified as employees. It asserted a national collective action under the Fair Labor Standards Act and sought compensation for minimum wage, overtime, expense reimbursement, missed meal and rest breaks, recoupment of certain commissions and improper recordkeeping. In addition, the lawsuit asserted a class action under the Pennsylvania Minimum Wage Act and Pennsylvania Wage Payment and Collection Law seeking similar relief. Plaintiffs also sought liquidated damages and attorney’s fees, and asserted an unjust enrichment claim. On September 20, 2020, American Income’s motion to compel arbitration of the plaintiffs’ individual claims was granted. Thereafter, the parties negotiated the settlement of such claims for a non-material amount, individually and in the aggregate. The case was then dismissed by the Court on May 20, 2022 pursuant to a joint stipulation filed by the parties.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	September 30, 2022	December 31, 2021

Balance at beginning of period	$167,832	$162,261
Incurred related to:
Current year	508,415	638,054
Prior year	(14,117)	(22,477)
Total incurred	494,298	615,577
Paid related to:
Current year	359,486	487,096
Prior year	124,805	122,910
Total paid	484,291	610,006
Balance at end of period	$177,839	$167,832
Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	September 30, 2022	December 31, 2021

Policy claims and other benefits payable:
Life insurance	$239,900	$245,108
Health insurance	177,839	167,832
Total	$417,739	$412,940

        GL Q3 2022 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at September 30, 2022 and December 31, 2021.

Pension Assets by Component at September 30, 2022

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Corporate bonds:
Financial	$—	$39,536	$—	$39,536	8
Utilities	—	33,005	—	33,005	7
Energy	—	17,439	—	17,439	4
Other corporates	—	59,738	—	59,738	12
Total corporate bonds	—	149,718	—	149,718	31
Exchange traded fund(1)	239,191	—	—	239,191	49
Other bonds	—	201	—	201	—
Guaranteed annuity contract(2)	—	43,433	—	43,433	9
Short-term investments	28,311	—	—	28,311	6
Other	7,538	—	—	7,538	2
	$275,040	$193,352	$—	468,392	97
Other long-term investments(3)				14,237	3
Total pension assets				$482,629	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns less than 1% of the investment fund. As of September 30, 2022, the expected term of the investment fund is approximately 2 years and the commitment of the investment is fully funded. The investment is non-redeemable.

        GL Q3 2022 FORM 10-Q

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

SERP: The following table includes information regarding the SERP.

	Nine Months Ended September 30,
	2022	2021
Premiums paid for insurance coverage	$443	$2,193

	September 30, 2022	December 31, 2021
Total investments:
Company owned life insurance	$54,274	$52,791
Exchange traded funds	68,643	87,133
	$122,917	$139,924

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Pension Plans	$517,293	$686,917
SERP	92,050	92,017
Pension benefit obligation	$609,343	$778,934

The decline in the pension benefit obligation is primarily a result of an increase in the discount rate as well as contributions made during the year.

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the Pension Plans and SERP by expense components for the three and nine months ended September 30, 2022 and 2021.

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$8,657	$7,919	$25,968	$23,755
Interest cost	6,124	5,467	18,368	16,403
Expected return on assets	(8,885)	(8,083)	(26,655)	(24,249)
Amortization:
Prior service cost	158	158	474	474
Actuarial (gain) loss	3,208	4,984	9,625	14,953
Net periodic benefit cost	$9,262	$10,445	$27,780	$31,336

Note 8—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	97,258,349	101,498,408	98,244,271	102,618,327
Weighted average dilutive options outstanding	889,175	882,609	857,964	1,171,159
Diluted weighted average shares outstanding	98,147,524	102,381,017	99,102,235	103,789,486

Antidilutive shares	2,602,609	2,601,499	2,351,522	2,349,321

Antidilutive shares are excluded from the calculation of diluted earnings per share.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 9—Debt

On May 19, 2022, Globe Life completed the issuance of $400 million principal amount of 4.8% Senior notes due June 15, 2032, of which $150 million is owned by Globe Life affiliates. Total proceeds received by the Parent from the issuance, net of the underwriters’ discount, were $395 million. The proceeds were used to fund $300 million of 3.8% Senior notes, of which $150 million was owned by Globe life affiliates, that matured on September 15, 2022, as well as for the reduction of commercial paper and other general corporate purposes.

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				September 30, 2022				December 31, 2021
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$165,612	$(185)	$165,427	$167,781	$165,216
Senior notes(2)	—	—	—	—	—	—	—	149,752
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(4,562)	545,438	526,702	544,949
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(3,891)	396,109	310,560	395,778
Senior notes(1)	5/19/2022	6/15/2032	4.800%	250,000	(4,616)	245,384	231,700	—
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,594)	123,406	124,016	123,396
Junior subordinated debentures	6/14/2021	6/15/2061	4.250%	325,000	(7,790)	317,210	252,545	317,155
				1,815,612	(22,638)	1,792,974	1,613,304	1,696,246
Less current maturity of long-term debt				165,612	(185)	165,427	167,781	149,752
Total long-term debt				1,650,000	(22,453)	1,627,547	1,445,523	1,546,494

Current maturity of long-term debt)				165,612	(185)	165,427	167,781	149,752
Commercial paper				270,000	(690)	269,310	269,310	329,892
Total short-term debt				435,612	(875)	434,737	437,091	479,644

Total debt				$2,085,612	$(23,328)	$2,062,284	$1,882,614	$2,026,138
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)The $300 million of 3.80% Senior notes matured on September 15, 2022, of which $150 million was owned by Globe Life affiliates.

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

Federal Home Loan Bank (FHLB): In 2021, four of our insurance subsidiaries became members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life owns $13.0 million in FHLB common stock as of September 30, 2022 and $7.9 million as of December 31, 2021. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets.

As of September 30, 2022, there were no outstanding borrowings with the FHLB. Borrowings with the FHLB are subject to the availability of pledged assets at Globe Life. As of September 30, 2022, Globe Life's maximum borrowing capacity under the FHLB facility was approximately $526 million, based on pledged assets with a fair value of $737 million.

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

Premium Income by Distribution Channel

	Three Months Ended September 30, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$378,306	50	$29,694	9	$—	—	$408,000	38
Direct to Consumer	242,550	32	17,455	6	—	—	260,005	24
Liberty National	82,072	11	45,809	14	—	—	127,881	12
United American	1,949	—	134,200	42	1	100	136,150	13
Family Heritage	1,408	—	92,131	29	—	—	93,539	9
Other	48,830	7	—	—	—	—	48,830	4
	$755,115	100	$319,289	100	$1	100	$1,074,405	100

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Premium Income by Distribution Channel

	Three Months Ended September 30, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$356,456	49	$29,070	10	$—	—	$385,526	37
Direct to Consumer	240,578	33	18,192	6	—	—	258,770	25
Liberty National	78,528	11	46,716	16	—	—	125,244	12
United American	2,199	—	118,240	39	—	—	120,439	12
Family Heritage	1,286	—	86,925	29	—	—	88,211	9
Other	49,877	7	—	—	—	—	49,877	5
	$728,924	100	$299,143	100	$—	—	$1,028,067	100

	Nine Months Ended September 30, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,124,712	50	$87,940	9	$—	—	$1,212,652	38
Direct to Consumer	743,041	33	53,802	6	—	—	796,843	25
Liberty National	244,242	11	139,650	15	—	—	383,892	12
United American	6,022	—	401,657	42	1	100	407,680	13
Family Heritage	4,147	—	272,429	28	—	—	276,576	8
Other	147,477	6	—	—	—	—	147,477	4
	$2,269,641	100	$955,478	100	$1	100	$3,225,120	100

	Nine Months Ended September 30, 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,039,047	48	$85,210	10	$—	—	$1,124,257	37
Direct to Consumer	734,046	34	56,002	6	—	—	790,048	26
Liberty National	232,118	11	140,874	16	—	—	372,992	12
United American	6,737	—	351,544	39	1	100	358,282	12
Family Heritage	3,630	—	255,272	29	—	—	258,902	8
Other	149,635	7	—	—	—	—	149,635	5
	$2,165,213	100	$888,902	100	$1	100	$3,054,116	100

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

        GL Q3 2022 FORM 10-Q

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

        GL Q3 2022 FORM 10-Q

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

	Three Months Ended September 30, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$755,115	$319,289	$1	$—	$—	$—		$1,074,405
Net investment income	—	—	—	245,625	—	—		245,625
Other income	—	—	—	—	398	—		398
Total revenue	755,115	319,289	1	245,625	398	—		1,320,428
Expenses:
Policy benefits	494,627	198,415	6,974	12	—	—		700,028
Required interest on reserves	(194,279)	(27,637)	(9,548)	231,464	—	—		—
Required interest on DAC	58,413	7,783	47	(66,243)	—	—		—
Amortization of acquisition costs	124,261	31,415	453	—	—	—		156,129
Commissions, premium taxes, and non-deferred acquisition costs	63,938	29,085	5	—	—	—		93,028
Insurance administrative expense(1)	—	—	—	—	75,048	1,416	(2)	76,464
Parent expense	—	—	—	—	2,556	—		2,556
Stock-based compensation expense	—	—	—	—	9,120	—		9,120
Interest expense	—	—	—	23,965	—	—		23,965
Total expenses	546,960	239,061	(2,069)	189,198	86,724	1,416		1,061,290
Subtotal	208,155	80,228	2,070	56,427	(86,326)	(1,416)		259,138
Non-operating items	—	—	—	—	—	1,416	(2)	1,416
Measure of segment profitability (pretax)	$208,155	$80,228	$2,070	$56,427	$(86,326)	$—		260,554

Realized gain (loss)—investments								(29,155)
Legal proceedings								(1,416)
Income before income taxes per Condensed Consolidated Statements of Operations								$229,983
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$728,924	$299,143	$—	$—	$—	$—		$1,028,067
Net investment income	—	—	—	238,975	—	—		238,975
Other income	—	—	—	—	321	—		321
Total revenue	728,924	299,143	—	238,975	321	—		1,267,363
Expenses:
Policy obligations	516,196	187,906	7,303	—	—	—		711,405
Required interest on reserves	(185,295)	(25,859)	(10,034)	221,188	—	—		—
Required interest on DAC	55,066	7,203	64	(62,333)	—	—		—
Amortization of acquisition costs	122,311	28,799	483	—	—	—		151,593
Commissions, premium taxes, and non-deferred acquisition costs	58,652	24,116	6	—	—	—		82,774
Insurance administrative expense(1)	—	—	—	—	68,036			68,036
Parent expense	—	—	—	—	2,176	2,397	(2)	4,573
Stock-based compensation expense	—	—	—	—	7,776	—		7,776
Interest expense	—	—	—	20,886	—	—		20,886
Total expenses	566,930	222,165	(2,178)	179,741	77,988	2,397		1,047,043
Subtotal	161,994	76,978	2,178	59,234	(77,667)	(2,397)		220,320
Non-operating items	—	—	—	—	—	2,397	(2)	2,397
Measure of segment profitability (pretax)	$161,994	$76,978	$2,178	$59,234	$(77,667)	$—		222,717

Realized gain (loss)—investments								19,789
Realized loss—redemption of debt								(9,314)
Non-operating expenses								(2,397)
Income before income taxes per Condensed Consolidated Statements of Operations								$230,795
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

.

        GL Q3 2022 FORM 10-Q

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

	Nine Months Ended September 30, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,269,641	$955,478	$1	$—	$—	$—		$3,225,120
Net investment income	—	—	—	733,101	—	—		733,101
Other income	—	—	—	—	861	—		861
Total revenue	2,269,641	955,478	1	733,101	861	—		3,959,082
Expenses:
Policy obligations	1,555,004	592,488	21,098	12	—	—		2,168,602
Required interest on reserves	(575,710)	(81,740)	(28,890)	686,340	—	—		—
Required interest on DAC	171,288	22,808	149	(194,245)	—	—		—
Amortization of acquisition costs	372,872	95,488	1,358	—	—	—		469,718
Commissions, premium taxes, and non-deferred acquisition costs	190,028	87,390	18	—	—	—		277,436
Insurance administrative expense(1)	—	—	—	—	221,313	6,513	(2,3)	227,826
Parent expense	—	—	—	—	8,089	(368)	(3)	7,721
Stock-based compensation expense	—	—	—	—	26,603	—		26,603
Interest expense	—	—	—	65,737	—	—		65,737
Total expenses	1,713,482	716,434	(6,267)	557,844	256,005	6,145		3,243,643
Subtotal	556,159	239,044	6,268	175,257	(255,144)	(6,145)		715,439
Non-operating items	—	—	—	—	—	6,145	(2,3)	6,145
Measure of segment profitability (pretax)	$556,159	$239,044	$6,268	$175,257	$(255,144)	$—		721,584

Realized gain (loss)—investments								(66,845)
Legal proceedings								(1,416)
Non-operating expenses								(4,729)
Income before income taxes per Condensed Consolidated Statements of Operations								$648,594
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.
(3) Non-operating expenses.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,165,213	$888,902	$1	$—	$—	$—		$3,054,116
Net investment income	—	—	—	713,103	—	—		713,103
Other income	—	—	—	—	1,004	—		1,004
Total revenue	2,165,213	888,902	1	713,103	1,004	—		3,768,223
Expenses:
Policy obligations	1,532,298	564,589	21,848	—	—	—		2,118,735
Required interest on reserves	(547,715)	(76,288)	(30,055)	654,058	—	—		—
Required interest on DAC	163,083	21,242	200	(184,525)	—	—		—
Amortization of acquisition costs	366,022	85,138	1,447	—	—	—		452,607
Commissions, premium taxes, and non-deferred acquisition costs	174,130	70,602	20	—	—	—		244,752
Insurance administrative expense(1)	—	—	—	—	201,715	5,089	(2)	206,804
Parent expense	—	—	—	—	7,251	2,397	(3)	9,648
Stock-based compensation expense	—	—	—	—	24,298	—		24,298
Interest expense	—	—	—	63,833	—	—		63,833
Total expenses	1,687,818	665,283	(6,540)	533,366	233,264	7,486		3,120,677
Subtotal	477,395	223,619	6,541	179,737	(232,260)	(7,486)		647,546
Non-operating items	—	—	—	—	—	7,486	(2,3)	7,486
Measure of segment profitability (pretax)	$477,395	$223,619	$6,541	$179,737	$(232,260)	$—		655,032

Realized gain (loss)—investments								56,600
Realized loss—redemption of debt								(9,314)
Legal proceedings								(5,089)
Non-operating expenses								(2,397)
Income before income taxes per Condensed Consolidated Statements of Operations								$694,832
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.
(3)Non-operating expenses.

        GL Q3 2022 FORM 10-Q

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

        GL Q3 2022 FORM 10-Q

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

Net investment income (Required interest on net policy liabilities) (Financing costs) Excess investment income

        GL Q3 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Long-Duration Targeted Improvements. As discussed in further detail within Note 2—New Accounting Standards, the Company will adopt ASU 2018-12, Financial Services–Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), effective on January 1, 2023. The Company has selected the modified retrospective transition method upon adoption as of the transition date (the “Transition Date”) of January 1, 2021. The accounting adoption will have no economic impact on the cash flows of our business nor influence our business model of providing basic protection-oriented products to the underserved and lower middle to middle-income market. In addition, it will not impact our statutory earnings, statutory capital, nor our capital management philosophies.

The adoption will, however, modify the timing of when profits emerge on our insurance policies and result in the restatement of 2021 and 2022 key figures in the consolidated financial statements. We are anticipating GAAP net income and net operating income to increase significantly under the new standard primarily due to a reduction in DAC amortization in the near to intermediate term. Additionally, future policy benefits on our life insurance business for 2021 and 2022, as restated to reflect the new standard, are expected to be lower than originally reported reflecting the treatment of adverse claims experience incurred in 2021 and 2022, which gets spread out over future periods from transition, including those relating to COVID-19. The expected decrease in future policy benefits related to this item in 2021 is expected to be between $160 million and $200 million, and the impact on 2022 has not yet been quantified. This will result in slightly higher future policy benefits, as a percentage of premium, in future years than what would have been expected under existing guidance. Finally, we expect some modest decreases to future policy benefits, as a percentage of premium, in our health business on some of our limited benefit plans under the new standard.

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
c.The methodology requires the net premium ratio3 used to determine future policy benefits be based on locked-in rates rather than permitting the redetermination of the net premium ratio using current discount rates. This restricts the level of gross premiums allowed in the calculation, as well as the level of gross premiums available to offset the impact of current discount rates to the extent these rates are realized in future years. Because of this requirement, the change in future policy benefits results in a measure of unrealized gain (loss) due to differences in discount rates only.

For Globe Life, discount rates lower than the locked-in discount rate under LDTI have the effect of increasing the level of reserves carried due to the use of net premiums in the calculation as compared to current GAAP, which in the loss recognition test, uses the total gross premium. Once implemented, future policy benefits will be sensitive to changes in current discount rates for the reasons stated above. To demonstrate this sensitivity to discount rates, to the extent current discount rates were consistent with rates as of September 30, 2022, we estimate future policy benefits as of the Transition Date would have only increased between $1.2 billion and $2.0 billion. For every 50 basis-point movement in the average discount rate, we estimate the impact on future policy benefits is $1.5 billion to $2.5 billion.

With respect to shareholders’ equity, as of the end of 2020, reported shareholders’ equity on the Consolidated Balance Sheets was $8.8 billion. We anticipate a decrease in the range of $7.5 billion to $8.5 billion, net of tax, as a result of the requirement to use current discount rates to remeasure the future policy benefits and record the offset through AOCI at adoption.

3 The net premium ratio is the ratio between the present value of benefits and the present value of gross premium.

        GL Q3 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
If we hold all else equal as of the Transition Date but use current discount rates as of September 30, 2022, the after-tax decrease in AOCI due solely to the increase in future policy benefits would have been in the range of $1.0 billion to $1.6 billion. AOCI would also be impacted by fluctuations in the valuation of the fixed maturity bond portfolio in this situation.

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

As noted above, we expect GAAP net income and net operating income to increase under the new standard due to a significant decrease in the annual amortization of DAC in the near and intermediate term. This is a result of changes to the calculation of amortization rate, including use of only deferred costs through the valuation date. For business with deferrals of renewal commissions, as is the case with our captive agency channels, the expected amortization rate as a percentage of premium will no longer be level, but will increase over the period of time during which commissions are deferred. The decrease in amortization in the near term will primarily impact our life insurance line of business. In total, we expect the increase in net income in 2023, largely due to the decrease in amortization, to fall within a range of $105 million and $130 million, net of tax. As time progresses, we expect this impact to diminish as the deferral of future renewal commissions increases amortization amounts.

Regarding our measure of excess investment income, we expect a significant decrease in the figure as a result of the updated standard. This is driven by the removal of interest in the computation of DAC. Although non-GAAP measures, the review of underwriting margin and excess investment income will remain an important part of the Company’s measurement of performance.

Inflation Reduction Act. The Inflation Reduction Act (the Act) was enacted on August 16, 2022, and included a new corporate alternative minimum tax (CAMT). The Act and CAMT go into effect for tax years beginning after 2022. The Company is in the process of evaluating the impact the Act will have, if any, on the financial statements.

        GL Q3 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2022 with 2021.
•Net income as a return on equity (ROE) for the nine months ended September 30, 2022 was 11.2% and net operating income as an ROE, excluding net unrealized gains or losses on the fixed maturity portfolio(1) was 13.1%.
•Total premium increased 6% over the prior year. Life premium increased 5% for the period from $2.2 billion in 2021 to $2.3 billion in 2022. Life underwriting margin increased 16% from $477 million in 2021 to $556 million in 2022.
•Net investment income increased 3% over the same period in the prior year.
•Total net sales increased 4% over the same period in the prior year from $518 million in 2021 to $539 million in 2022.
•Book value per share declined 47% below the same period in the prior year from $84.52 to $44.56. Book value per share, excluding net unrealized gains or losses on the fixed maturity portfolio(1), increased 9% over the prior year from $57.11 in 2021 to $62.01 in 2022.
•The Company incurred $44 million of COVID-19 net life claims (net of reserves released upon death) for the nine months ended September 30, 2022 compared with $82 million during the same period last year.
•For the nine months ended September 30, 2022, the Company repurchased 2.8 million shares of Globe Life Inc. common stock at a total cost of $279 million for an average share price of $98.46.
The following graphs represent net income and net operating income for the nine month periods ended September 30, 2022 and 2021.

Net Income
(Dollar amounts in thousands)
$750,000
$500,000
$250,000
$0
$567,006
$528,144
2021
2022

Net Operating Income
(Dollar amounts in thousands)
$750,000
$500,000
$250,000
$0
$535,564
$585,807
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
Net operating income as an ROE, excluding net unrealized gains or losses on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains or losses on fixed maturities, net of tax is $(1.7) billion and $2.8 billion for the nine months ended September 30, 2022 and 2021, respectively.
Book value per share, excluding net unrealized gains or losses on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains or losses on fixed maturities is $(17.45) and $27.41 for the nine months ended September 30, 2022 and 2021, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q3 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income declined 7% to $528 million during the nine months ended September 30, 2022, compared with $567 million in the same period in 2021. This decrease was primarily attributed to $53 million of after-tax realized losses on investments in the current period, as compared to $45 million of after tax realized gains on investments in the year-ago period, partially offset by a $38 million decrease in COVID-19 net life claims from the year-ago period. See further discussion under the caption Investments. On a diluted per common share basis, net income per common share for the nine months ended September 30, 2022 declined 2% from $5.46 to $5.33.

Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain significant and unusual non-operating items in 2021 and through the nine months ended September 30, 2022. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods. Net operating income increased 9% to $586 million for the nine months ended September 30, 2022, compared with $536 million for the same period in 2021, primarily due to a 16% increase in life underwriting margin. On a diluted per common share basis, net operating income per common share for the nine months ended September 30, 2022 increased from $5.16 to $5.91.

For the second straight quarter, the Company has experienced less COVID-19 net life claims than expected, resulting in improved underwriting margins. In addition, the Company continues to see positive signs in its core operations, including strong sales and premium growth, favorable persistency and a strong ROE, excluding net unrealized gains or losses on the fixed maturity portfolio.

COVID-19. For the nine months ended September 30, 2022, the Company incurred $44 million of COVID-19 net life claims (net of reserves released upon death), compared with $82 million for the same period in 2021. Per the Centers for Disease Control and Prevention (CDC), there were approximately 215,000 U.S. COVID-19 deaths for the nine months ended September 30, 2022 including 30,000 deaths in the current quarter. For the full year 2022, we expect total U.S. COVID deaths to fall within a range of 240,000 to 260,000.

At the midpoint of our 2022 guidance, we expect to incur approximately $51 million of COVID life claims for the full year based on an estimated range of $1.9 million to $2.1 million of COVID life claims per 10,000 U.S. deaths. In 2023, we expect deaths from COVID-19 to persist in an endemic state. At the mid-point of our guidance, we anticipate total COVID life claims of approximately $20 million based on estimated total U.S. deaths of approximately 105,000.

The projected life claims are dependent on this estimate and many other variables, including, but not limited to, projected U.S. deaths from COVID-19, the timing and availability of effective treatments for the disease, vaccination rates and effectiveness of vaccines, impact from potential variants, and the ages and geographic areas in which infections and deaths occur.

        GL Q3 2022 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021	Change	%
Life insurance underwriting margin	$556,159	$477,395	$78,764	16
Health insurance underwriting margin	239,044	223,619	15,425	7
Annuity underwriting margin	6,268	6,541	(273)	(4)
Excess investment income	175,257	179,737	(4,480)	(2)
Other insurance:
Other income	861	1,004	(143)	(14)
Administrative expense	(221,313)	(201,715)	(19,598)	10
Corporate and other	(34,692)	(31,549)	(3,143)	10
Pre-tax total	721,584	655,032	66,552	10
Applicable taxes	(135,777)	(119,468)	(16,309)	14
Net operating income	585,807	535,564	50,243	9
Reconciling items, net of tax:
Realized gain (loss)—investments	(52,808)	44,714	(97,522)
Realized loss—redemption of debt	—	(7,358)	7,358
Non-operating expenses	(3,736)	(1,894)	(1,842)
Legal proceedings	(1,119)	(4,020)	2,901
Net income	$528,144	$567,006	$(38,862)	(7)

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $79 million compared with the prior year nine month period due to growth in premiums and lower life claims. The health segment contributed to the growth in income as well, contributing $239 million of underwriting margin in the first nine months of 2022 compared with $224 million in the first nine months of 2021.

        GL Q3 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2022, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the nine months ended September 30, 2022.

Total premium income rose 6% for the nine months ended September 30, 2022 to $3.2 billion. Total net sales increased 4% to $539 million, when compared with 2021. Total first-year collected premium (defined in the following section) was $436 million for 2022, compared with $435 million for 2021.

Life insurance premium income increased 5% to $2.3 billion over the prior-year total of $2.2 billion. Life net sales rose 3% to $405 million for the first nine months of 2022. First-year collected life premium declined 2% to $311 million. Life underwriting margins, as a percent of premium, increased to 25% in 2022 from 22%. Underwriting margin increased to $556 million in 2022, 16% over the same period in 2021.

Health insurance premium income increased 7% to $955 million over the prior-year total of $889 million. Health net sales rose 7% to $134 million for the first nine months of 2022. First-year collected health premium rose 6% to $124 million. Health underwriting margins, as a percent of premium, were 25% in 2022 and 2021. Health underwriting margin increased to $239 million for the first nine months of 2022, 7% over the same period in 2021.

Excess investment income, the measure of profitability of our investment segment, declined 2% during 2022 to $175 million from $180 million in the same period in 2021. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 2% to $1.77 from $1.73 when compared with the same period in 2021.

Insurance administrative expenses increased 10% in 2022 when compared with the prior-year period. These expenses were 6.9% as a percent of premium during 2022 compared with 6.6% a year earlier.

For the nine months ended September 30, 2022, the Company repurchased 2.8 million Globe Life Inc. shares at a total cost of $279 million for an average share price of $98.46.

        GL Q3 2022 FORM 10-Q

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

        GL Q3 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2022, life premium represented 70% of total premium and life underwriting margin represented 69% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$2,269,641	100	$2,165,213	100	$104,428	5

Policy obligations	1,555,004	68	1,532,298	71	22,706	1
Required interest on reserves	(575,710)	(25)	(547,715)	(25)	(27,995)	5
Net policy obligations	979,294	43	984,583	46	(5,289)	(1)
Commissions, premium taxes, and non-deferred acquisition expenses	190,028	8	174,130	8	15,898	9
Amortization of acquisition costs	544,160	24	529,105	24	15,055	3
Total expense	1,713,482	75	1,687,818	78	25,664	2
Insurance underwriting margin	$556,159	25	$477,395	22	$78,764	16

The higher life insurance underwriting margins, as well as the higher underwriting margins as a percentage of premium, for the nine months ended September 30, 2022 are largely due to premium growth as well as a decrease in net policy obligations. Net policy obligations amounted to 43% of premiums for the nine months ended September 30, 2022, compared to 46% in the year-ago period.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$1,124,712	49	$1,039,047	48	$85,665	8
Direct to Consumer	743,041	33	734,046	34	8,995	1
Liberty National	244,242	11	232,118	11	12,124	5
Other	157,646	7	160,002	7	(2,356)	(1)
Total	$2,269,641	100	$2,165,213	100	$104,428	5

Annualized life premium in force was $3.04 billion at September 30, 2022, an increase of 5% over $2.91 billion a year earlier.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$246,919	61	$216,505	55	$30,414	14
Direct to Consumer	95,303	23	115,041	29	(19,738)	(17)
Liberty National	55,138	14	52,357	14	2,781	5
Other	7,276	2	8,361	2	(1,085)	(13)
Total	$404,636	100	$392,264	100	$12,372	3

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$195,369	63	$186,143	59	$9,226	5
Direct to Consumer	67,072	22	87,135	27	(20,063)	(23)
Liberty National	42,076	13	36,984	12	5,092	14
Other	6,841	2	7,262	2	(421)	(6)
Total	$311,358	100	$317,524	100	$(6,166)	(2)

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 49% of the Company's September 30, 2022 total. Net sales increased 14% to $247 million during the first nine months of 2022 compared with $217 million in 2021 for the same period. The underwriting margin, as a percent of premium, was 33% for the nine months ended September 30, 2022, up from 31% in the year-ago period.

This division incurred $15 million in COVID-19 net life claims, representing approximately 1% of premium, for the nine months ended September 30, 2022 compared with $19 million in COVID-19 net life claims during the year-ago period.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

This division is anticipating an increase in net sales for the full year 2022 as compared with 2021 due in part to increased productivity plus an improvement in issue rates as some challenges in underwriting, such as staffing and speed of obtaining medical records and other information, are resolving. The average producing agent count is based on the actual count at the end of each week during the year. Despite the division's ability to recruit both virtually and in-person, retention challenges still exist. As a result of these challenges the division anticipates a 4% to 1% decline for the full year 2022. Sales growth in this division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

Below is the average producing agent count year-to-date for the American Income Life Division.

	At September 30,		Change
	2022	2021	Amount	%
American Income	9,511	10,118	(607)	(6)

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a customer relationship management (CRM) tool for the agency force. This tool is designed to drive productivity in lead distribution, conservation of business, manager dash boards and new agent recruiting. Additionally, this division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training and sales activity. Over the course of the pandemic, the agents have shifted to primarily a virtual experience with the customers and have generated a vast majority of sales through virtual presentations. We find this flexibility to be enticing for new recruits as well as a driver of sustainability for our agency force.

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

DTC net sales declined 17% to $95 million for the nine months ended September 30, 2022 compared with $115 million for the same period in the prior year. This decrease is primarily a result of the higher life net sales in the prior year, which we are seeing return to pre-pandemic levels. The decline is also due in part to the impact of recent record inflation on the cost of our direct mailings and on our customers, who generally have less discretionary income to purchase and retain life insurance. DTC incurred $21 million of COVID-19 net life claims, representing approximately 3% of premium, for the nine months ended September 30, 2022 compared with $42 million for the same period in 2021, or 6% of premium. DTC’s underwriting margin, as a percent of premium, was 10% for the nine months ended September 30, 2022 and 8% for the same period in 2021, reflecting the lessening impact of COVID-19 on the division's underwriting results.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 20% for the nine months ended September 30, 2022, up from 18% during the same period a year ago. The increase is primarily attributable to lower net policy obligations in relation to premium during the nine months ended September 30, 2022 compared with the same period a year ago. Further, this division incurred $6 million of COVID-19 net life

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

claims, representing approximately 3% of premium, for the nine months ended September 30, 2022 compared with $18 million, or 8% of premium for the same period in 2021, another contributing factor to the current quarter increase in underwriting margin.

Net sales rose 5% in the nine months ended September 30, 2022 over the same period in 2021. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company continues to project total life net sales to increase for the remainder of 2022 as compared to the prior year.

Below is the average producing agent count year-to-date for the Liberty National Division.

	At September 30,		Change
	2022	2021	Amount	%
Liberty National	2,718	2,713	5	—

The Liberty National Division average producing agent count was flat compared with the prior-year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the division continues to gain momentum in its sales and recruiting initiatives and advances its technology and CRM platform, the agency anticipates an increase in recruiting of new agents and an increase in the average producing agent count.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $158 million of life premium income, or 7% of Globe Life's total premium income in the nine months ended September 30, 2022, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 30% of our total premium in 2022, while the health underwriting margin accounted for 30% of total underwriting margin. Health underwriting margin increased 7% to $239 million primarily due to higher premium growth. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$955,478	100	$888,902	100	$66,576	7

Policy obligations	592,488	62	564,589	64	27,899	5
Required interest on reserves	(81,740)	(9)	(76,288)	(9)	(5,452)	7
Net policy obligations	510,748	53	488,301	55	22,447	5
Commissions, premium taxes, and non-deferred acquisition expenses	87,390	9	70,602	8	16,788	24
Amortization of acquisition costs	118,296	13	106,380	12	11,916	11
Total expense	716,434	75	665,283	75	51,151	8
Insurance underwriting margin	$239,044	25	$223,619	25	$15,425	7

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$401,657	42	$351,544	39	$50,113	14
Family Heritage	272,429	28	255,272	29	17,157	7
Liberty National	139,650	15	140,874	16	(1,224)	(1)
American Income	87,940	9	85,210	10	2,730	3
Direct to Consumer	53,802	6	56,002	6	(2,200)	(4)
Total	$955,478	100	$888,902	100	$66,576	7

Premium related to limited-benefit plans comprise $522 million, or 55%, of the total health premiums for 2022 compared with $467 million in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $433 million, or 45%, for 2022 compared with $422 million, or 47%, in the same period in the prior year.

Annualized health premium in force was $1.32 billion at September 30, 2022, an increase of 4% over $1.27 billion a year earlier.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$38,491	29	$36,876	30	$1,615	4
Family Heritage	60,097	45	54,111	43	5,986	11
Liberty National	20,304	15	18,943	15	1,361	7
American Income	13,634	10	13,777	11	(143)	(1)
Direct to Consumer	1,637	1	1,707	1	(70)	(4)
Total	$134,163	100	$125,414	100	$8,749	7

Health net sales related to limited-benefit plans comprise $100 million, or 75%, of the total health net sales for 2022 compared with $87 million, or 70%, in the same period in the prior year. Medicare Supplement sales make up the remaining $34 million, or 25%, for 2022 compared with $38 million, or 30%, in the same period in the prior year.

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2022		2021
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$47,345	38	$43,038	37	$4,307	10
Family Heritage	44,617	36	42,835	36	1,782	4
Liberty National	16,870	13	15,049	13	1,821	12
American Income	13,167	11	14,220	12	(1,053)	(7)
Direct to Consumer	2,228	2	2,376	2	(148)	(6)
Total	$124,227	100	$117,518	100	$6,709	6

First-year collected premium related to limited-benefit plans comprise $80 million, or 64%, of total first-year collected premium for 2022 compared with $73 million, or 62%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $44 million, or 36%, for 2022 compared with $45 million, or 38%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with sales up 4% from the same period in the prior year.
This division is also Globe Life's largest producer of Medicare Supplement insurance. The United American Division represents 83% of all Medicare Supplement premium and 95% of Medicare Supplement net sales. For the nine months ended September 30, 2022, Medicare Supplement premium in this agency rose 5% to $360 million in 2022 over the prior period total of $344 million. Finally, the United American Division underwriting margin as a percent of premium was flat at 15% for the nine months ended September 30, 2022, and 2021.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 27% for the nine months ended September 30, 2022, the same as the year-ago period.
The division experienced an 11% increase in health net sales as compared with the nine-month period a year ago, primarily due to an increase in agent productivity and training. The division will continue to launch incentive programs to help drive an increase in productivity and the number of producing agents.

Below is the average producing agent count year-to-date for the Family Heritage Division. While the agency has seen a decrease in agent count as compared with 2021, the division did have an increase in agent count during the third quarter. We anticipate that as COVID-19 and the job market stabilizes, agent recruitment opportunities should continue to increase.

	At September 30,		Change
	2022	2021	Amount	%
Family Heritage Division	1,169	1,219	(50)	(4)
The Liberty National Division represented 15% of all Globe Life health premium income for the nine-month period ended September 30, 2022. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of critical illness insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at Liberty National Division was $140 million for the nine months ended September 30, 2022, and $141 million for the same period in 2021. Liberty National's first-year collected premium rose 12% to $17 million in the nine months ended September 30, 2022 compared with $15 million for the same period in 2021. Health net sales for the nine months ended September 30, 2022 rose 7% from the comparable period in 2021. We anticipate an increase in health net sales going forward as this division becomes more able to interact face-to-face with customers.

Other Distribution. The Company's other distribution channels, while primarily focused on selling life insurance, also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 15% of health premium for the nine months ended September 30, 2022 and 2021.

ANNUITIES

Annuities represent an insignificant part of our business. We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products.

        GL Q3 2022 FORM 10-Q

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

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Net investment income	$733,101	$713,103	$19,998	3
Interest on net insurance policy liabilities:
Interest on reserves	(686,352)	(654,058)	(32,294)	5
Interest on deferred acquisition costs	194,245	184,525	9,720	5
Net required interest	(492,107)	(469,533)	(22,574)	5
Financing costs	(65,737)	(63,833)	(1,904)	3
Excess investment income	$175,257	$179,737	$(4,480)	(2)

Excess investment income per diluted share	$1.77	$1.73	$0.04	2

Mean invested assets (at amortized cost)	$19,633,407	$18,846,801	$786,606	4
Average net insurance policy liabilities(1)	11,333,467	10,897,593	435,874	4
Average debt and preferred securities (at amortized cost)	2,126,284	2,060,672	65,612	3
(1)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined $4.5 million, or 2%, compared with the year-ago period. Excess investment income per diluted common share was $1.77 for the nine months ended September 30, 2022 an increase of 2% over the prior year period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the nine months ended September 30, 2022 was $733 million or 3% greater than the year-ago period. Mean invested assets increased 4% during the first nine months of 2022 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.16% in the first nine months of 2022, compared with 5.23% a year earlier. Growth in net investment income has been negatively impacted in recent

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

years by the low interest rate environment. Generally, investment income grows at a slower rate than the assets when the yield on new investments is lower than the yield on dispositions or the average portfolio yield. It also increases at a faster rate than the assets when new investment yields exceed the yield on dispositions or the average portfolio yield. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material negative impact on net investment income. In addition to fixed maturities, the Company has also invested in limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the investment funds for the nine months ended September 30, 2022 was 5.25%. See additional information in Note 4—Investments. For the full year 2022, we currently anticipate the average new money rate on our fixed maturity acquisitions to be approximately 170 basis points higher than the yield achieved on our 2021 acquisitions. This expected increase in yields should result in the investment income growth rate being closer to the growth of our invested assets.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss on the fixed maturities portfolio as of September 30, 2022, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength and consistency of our underwriting margins, we do not expect an extended low interest rate environment will cause a loss recognition event.

In comparison to the year-ago period, required interest on net insurance policy liabilities increased $23 million, or 5%, to $492 million, compared with the 4% growth in average net interest-bearing insurance policy liabilities.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Interest on funded debt	$60,235	$59,556	$679	1
Interest on short-term debt	5,463	4,257	1,206	28
Other	39	20	19	95
Financing costs	$65,737	$63,833	$1,904	3

During the first nine months of 2022, financing costs increased 3% compared with the prior year. The increase in financing costs is primarily due to higher short-term interest rates. More information on our debt transactions is disclosed in the Financial Condition section of this report.

        GL Q3 2022 FORM 10-Q

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2022		2021
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(43,802)	$(0.44)	$(8,424)	$(0.08)
Matured or other redemptions(1)	20,001	0.20	34,161	0.33
Provision for credit losses	306	0.01	2,643	0.02
Fair value option—change in fair value	(12,594)	(0.13)	11,070	0.11
Other(2)	(16,719)	(0.17)	5,264	0.05
Total realized gains (losses)—investments	(52,808)	(0.53)	44,714	0.43
Loss on redemption of debt	—	—	(7,358)	(0.07)
Total realized gains (losses)	$(52,808)	$(0.53)	$37,356	$0.36
(1)During the nine months ended September 30, 2022 and 2021, the Company recorded $24.0 million and $108.3 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $0 and $19.9 million, respectively, in realized gains, net of tax.
(2)Other realized gains (losses) are primarily a result of changes in the fair value of exchange traded funds.

As investment yields increased in the first nine months of 2022, the Company disposed of certain fixed maturity investments to improve the risk-adjusted, capital-adjusted returns on the portfolio. While we realized losses, we were able to enhance the yield, credit quality and diversification of the portfolio.

        GL Q3 2022 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cost of acquisitions:
Investment-grade corporate securities	$634,213	$490,169
Investment-grade municipal securities	541,670	239,754
Other investment-grade securities	5,491	10,465
Total fixed maturity acquisitions(1)	$1,181,374	$740,388

Effective annual yield (one year compounded)(2)	5.00%	3.36%
Average life (in years, to next call)	12.9	25.0
Average life (in years, to maturity)	23.1	32.0
Average rating	A	A+
(1)Fixed maturity acquisitions included unsettled trades of $3 million in 2022 and $52 million in 2021.
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

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first nine months of 2022, we invested primarily in the municipal, financial and industrial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.16%, down approximately 7 basis points from the yield in the first nine months of 2021. While the taxable equivalent effective yield earned on the portfolio is down from the prior year, the yield increased in each of the second and third quarters of 2022 due to the impact of rising rates. Further, as previously noted in the discussion of net investment income, the decrease in taxable equivalent effective yield was primarily due to the combination of lower interest rates applicable to new purchases and fixed maturity dispositions. For the remainder of 2022, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted capital-adjusted return.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	September 30, 2022	December 31, 2021	September 30, 2021
Average annual effective yield(1)	5.18%	5.17%	5.20%
Average life, in years, to:
Next call(2)	14.9	15.7	15.9
Maturity(2)	18.6	19.0	19.0
Effective duration to:
Next call(2,3)	8.8	10.6	10.8
Maturity(2,3)	10.3	12.2	12.1
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

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2022 and December 31, 2021.

Fixed Maturities by Sector
September 30, 2022
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$107,437	$—	$(14,758)	$92,679	$2,356,333	$39,742	$(222,270)	$2,173,805	13	14
Banks	26,953	82	(202)	26,833	1,269,658	7,545	(120,097)	1,157,106	7	7
Other financial	74,964	—	(19,314)	55,650	1,192,463	2,626	(210,011)	985,078	7	6
Total financial	209,354	82	(34,274)	175,162	4,818,454	49,913	(552,378)	4,315,989	27	27
Industrial
Energy	44,740	—	(10,652)	34,088	1,466,551	14,281	(135,922)	1,344,910	8	8
Basic materials	—	—	—	—	1,081,323	4,321	(123,165)	962,479	6	6
Consumer, non-cyclical	—	—	—	—	2,143,385	12,625	(278,030)	1,877,980	12	12
Other industrials	25,488	—	(857)	24,631	1,229,536	15,906	(140,728)	1,104,714	7	7
Communications	28,550	—	(1,813)	26,737	850,521	5,150	(123,633)	732,038	5	5
Transportation	—	—	—	—	539,172	7,405	(41,223)	505,354	3	3
Consumer. cyclical	150,309	—	(27,177)	123,132	590,783	3,801	(91,898)	502,686	3	3
Technology	—	—	—	—	242,846	—	(68,118)	174,728	1	1
Total industrial	249,087	—	(40,499)	208,588	8,144,117	63,489	(1,002,717)	7,204,889	45	45
Utilities	35,499	331	(2,970)	32,860	1,906,747	30,252	(144,762)	1,792,237	10	11
Total corporates	493,940	413	(77,743)	416,610	14,869,318	143,654	(1,699,857)	13,313,115	82	83
States, municipalities, and political divisions:
General obligations	—	—	—	—	899,094	3,716	(202,376)	700,434	5	5
Revenues	—	—	—	—	1,839,923	21,008	(396,100)	1,464,831	10	9
Total states, municipalities, and political divisions	—	—	—	—	2,739,017	24,724	(598,476)	2,165,265	15	14
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	439,501	44	(46,787)	392,758	2	2
Collateralized debt obligations	36,721	13,874	—	50,595	36,721	13,874	—	50,595	—	—
Other asset-backed securities	12,707	—	(624)	12,083	88,914	5	(5,512)	83,407	1	1
Total fixed maturities	$543,368	$14,287	$(78,367)	$479,288	$18,173,471	$182,301	$(2,350,632)	$16,005,140	100	100

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Sector
December 31, 2021
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$57,470	$3,825	$(4,807)	$56,488	$2,345,116	$513,844	$(5,553)	$2,853,407	13	13
Banks	26,980	614	—	27,594	983,317	207,466	(1,635)	1,189,148	6	6
Other financial	97,800	547	(1,103)	97,244	1,240,340	186,431	(2,161)	1,424,610	7	7
Total financial	182,250	4,986	(5,910)	181,326	4,568,773	907,741	(9,349)	5,467,165	26	26
Industrial
Energy	118,538	15,941	(1,445)	133,034	1,587,892	346,780	(1,683)	1,932,989	9	9
Basic materials	—	—	—	—	1,145,222	279,175	(50)	1,424,347	6	7
Consumer, non-cyclical	84,106	13,059	(2,697)	94,468	2,256,802	475,012	(3,397)	2,728,417	13	13
Other industrials	25,565	3,182	—	28,747	1,254,243	286,889	(589)	1,540,543	7	7
Communications	28,699	3,002	—	31,701	876,058	153,295	(3,610)	1,025,742	5	5
Transportation	25,555	5,588	—	31,143	559,399	135,581	(38)	694,942	3	3
Consumer. cyclical	150,624	18,805	(3,429)	166,000	575,597	106,438	(3,594)	678,441	3	3
Technology	—	—	—	—	212,138	18,074	(2,084)	228,129	1	1
Total industrial	433,087	59,577	(7,571)	485,093	8,467,351	1,801,244	(15,045)	10,253,550	47	48
Utilities	36,284	3,888	—	40,172	1,931,391	490,119	(1,012)	2,420,498	11	11
Total corporates	651,621	68,451	(13,481)	706,591	14,967,515	3,199,104	(25,406)	18,141,213	84	85
States, municipalities, and political divisions:
General obligations	—	—	—	—	736,853	56,163	(2,060)	790,956	4	4
Revenues	—	—	—	—	1,516,144	182,972	(847)	1,698,269	9	8
Total states, municipalities, and political divisions	—	—	—	—	2,252,997	239,135	(2,907)	2,489,225	13	12
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	442,944	65,413	(5,296)	503,061	2	2
Collateralized debt obligations	36,468	27,037	—	63,505	36,468	27,037	—	63,505	—	—
Other asset-backed securities	13,457	—	(414)	13,043	104,998	3,715	(430)	108,283	1	1
Total fixed maturities	$701,546	$95,488	$(13,895)	$783,139	$17,804,922	$3,534,404	$(34,039)	$21,305,287	100	100

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the September 30, 2022 fixed maturity portfolio, representing 82% of amortized cost, net and 83% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2022, the total fixed maturity portfolio consisted of 957 issuers.

Fixed maturities had a fair value of $16.0 billion at September 30, 2022, compared with $21.3 billion at December 31, 2021. The net unrealized gain (loss) position in the fixed-maturity portfolio decreased from a $3.5 billion gain position at December 31, 2021 to a loss position of $2.2 billion at September 30, 2022 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at September 30, 2022 and December 31, 2021, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at September 30, 2022 and December 31, 2021, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $496 million at amortized cost, net of allowance for credit losses ($452 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At September 30, 2022
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$808,711	4	$698,863	4
AA	2,718,264	15	2,119,427	13
A	4,641,273	26	4,241,565	27
BBB+	3,937,714	22	3,557,723	22
BBB	4,268,902	23	3,785,672	24
BBB-	1,255,239	7	1,122,602	7
Total investment grade	17,630,103	97	15,525,852	97	A-

Below investment grade:
BB	462,670	3	391,574	3
B	43,977	—	37,119	—
Below B	36,721	—	50,595	—
Total below investment grade	543,368	3	479,288	3	BB-
	$18,173,471	100	$16,005,140	100

Weighted average composite quality rating					A-

        GL Q3 2022 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as year-end 2021. Fixed maturities rated BBB are 52% of the total portfolio at September 30, 2022 compared with 54% at year-end 2021, and the percentage of BBB bonds to the overall portfolio has been declining since the end of 2018. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of September 30, 2022. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$701,546	$840,739
Downgrades by rating agencies	50,163	—
Upgrades by rating agencies	(97,495)	—
Dispositions	(115,108)	(64,030)
Provision for credit losses	(31)	3,346
Amortization and other	4,293	2,396
Balance at end of period	$543,368	$782,451

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 9% of our shareholders’ equity, excluding the effect of unrealized gains or losses on fixed maturities as of September 30, 2022. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2022		2021		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$94,883	2.9	$85,616	2.8	$9,267	11
Other employee costs	31,992	1.0	32,970	1.1	(978)	(3)
Information technology costs	40,807	1.3	35,561	1.2	5,246	15
Legal costs	9,175	0.3	10,743	0.3	(1,568)	(15)
Other administrative costs	44,456	1.4	36,825	1.2	7,631	21
Total insurance administrative expenses	221,313	6.9	201,715	6.6	19,598	10

Parent company expense	8,089		7,251		838
Stock compensation expense	26,603		24,298		2,305
Legal proceedings	1,416		5,089		(3,673)
Non-operating expenses	4,729		2,397		2,332
Total operating expenses, per Condensed Consolidated Statements of Operations	$262,150		$240,750		$21,400	9

Total operating expenses for the first nine months increased 9% over the prior year period reflecting higher insurance administrative expenses. Insurance administrative expenses increased $20 million primarily due to higher information technology costs, including associated information technology salaries, higher employee costs in general, and higher administrative costs associated with the acquisition of Globe Life Benefits, which occurred in late 2021. Insurance administrative expenses as a percent of premium were 6.9%, compared to 6.6% for the same period in 2021.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed with the Board of Directors by management quarterly and annually reaffirmed by the Board of Directors. With no specified authorization amount, we determine the amount of repurchases based on the amount of the excess cash flows after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt and other limited operating activities. The majority of our share repurchases are made from excess cash flow after the payment of shareholder dividends. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. On August 10, 2022, the Board of Directors reauthorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders.
The following chart summarizes share repurchases for the nine month periods ended September 30, 2022 and 2021.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2022			2021
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company	2,832	$278,822	$98.46	3,191	$310,047	$97.17
Option exercise proceeds	555	56,630	102.04	824	83,333	101.05
Total	3,387	$335,452	$99.04	4,015	$393,380	$97.97
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

        GL Q3 2022 FORM 10-Q

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

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2022	2021	Projected 2022	2021
Liquidity Sources:
Dividends from Subsidiaries	$353,109	$422,622	$410,000	$478,535
Excess Cash Flows(1)	269,037	334,471	280,000	370,120
(1)Excess cash flows are reported net of shareholder dividends. For the nine months ended September 30, 2022 and 2021, shareholder dividends were $60 million. For the twelve months ended December 31, 2022, we project approximately $80 million in shareholder dividends, consistent with the $80 million paid in 2021.

Dividends from subsidiaries and excess cash flows are projected to be lower in 2022 than in 2021 primarily due to higher COVID life losses and the growth in our exclusive agency sales, both of which resulted in lower cash flows generated by the affiliates to the Parent. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. At September 30, 2022, the Parent Company had access to $141 million of invested cash, net intercompany receivables and other liquid assets.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While the Parent Company may request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020. The five-year credit agreement will now mature on September 30, 2026. As of September 30, 2022, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2022	December 31, 2021	September 30, 2021
Balance of commercial paper at end of period (par value)	$270,000	$330,033	$244,000
Annualized interest rate	3.13%	0.29%	0.20%
Letters of credit outstanding	$125,000	$125,000	$135,000
Remaining amount available under credit line	355,000	294,967	371,000

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Average balance of commercial paper outstanding during period (par value)	$322,788	$306,126
Daily-weighted average interest rate (annualized)	1.15%	0.23%
Maximum daily amount outstanding during period (par value)	$500,529	$425,000

The Company reduced the commercial paper borrowings by $60 million since year-end, utilizing a portion of the proceeds from the issuance of a new senior debt offering. See Note 9—Debt for more information regarding this offering. We had no difficulties in accessing the commercial paper market under this facility during the nine months ended September 30, 2022 and 2021.

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

Consolidated Liquidity. Consolidated net cash inflows from operations were $1.05 billion in the first nine months of 2022, compared with $1.06 billion in the same period of 2021. The decrease is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $388 million during the 2022 period. As previously noted under the caption Credit Facility, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $171 million at September 30, 2022, compared with $161 million at December 31, 2021. In addition to these liquid assets, the entire $16.0 billion (fair value at September 30, 2022) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

        GL Q3 2022 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.6 billion at September 30, 2022 and $1.5 billion at December 31, 2021. Refer to Note 9—Debt for a complete analysis and description of long-term debt issues outstanding.

Selected Information about Debt Issues
As of September 30, 2022
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	05/27/1993	05/15/2023	7.875%	semiannual	$165,612	$165,427	$167,781
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	550,000	545,438	526,702
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	396,109	310,560
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	245,384	231,700
Senior notes	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,406	124,016
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,210	252,545
					1,815,612	1,792,974	1,613,304
Less current maturity of long-term debt					165,612	165,427	167,781
Total long-term debt					1,650,000	1,627,547	1,445,523

Current maturity of long-term debt					165,612	165,427	167,781
Commercial paper					270,000	269,310	269,310
Total short-term debt					435,612	434,737	437,091

Total debt					$2,085,612	$2,062,284	$1,882,614
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

Shareholders' Equity: On September 7, 2022, the Parent Company announced that it had declared a quarterly dividend of $0.2075 per share. This dividend was paid on November 1, 2022.

Shareholders’ equity was $4.4 billion at September 30, 2022. This compares with $8.6 billion at December 31, 2021 and $8.6 billion at September 30, 2021. During the nine months since December 31, 2021, shareholders’ equity decreased primarily due to a $4.5 billion decline in the fair value of the fixed-maturity portfolio as interest rates have

        GL Q3 2022 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

increased over the period. In addition, shareholders' equity increased by net income of $528 million during the first nine months of 2022, but was offset by share repurchases of $279 million and an additional $57 million in share repurchases to offset the dilution from stock option exercises.

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

        GL Q3 2022 FORM 10-Q

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

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	September 30, 2022		December 31, 2021		September 30, 2021
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$16,005,140	$(2,168,331)	$21,305,287	$3,500,365	$21,160,866	$3,538,838
Deferred acquisition costs(2)	5,162,172	6,827	4,914,728	(4,327)	4,837,409	(4,756)
Total assets	24,838,788	(2,161,504)	29,768,048	3,496,038	29,496,578	3,534,082
Short-term debt	434,737	—	479,644	—	393,593	—
Long-term debt	1,627,547	—	1,546,494	—	1,546,194	—
Shareholders' equity	4,361,598	(1,707,588)	8,642,806	2,761,870	8,608,151	2,791,925

Book value per diluted share	44.56	(17.45)	85.97	27.47	84.52	27.41
Debt to capitalization(3)	32.1%	6.7%	19.0%	(6.6)%	18.4%	(6.6)%

Diluted shares outstanding	97,875		100,535		101,848
Actual shares outstanding	96,993		99,567		101,140
(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

        GL Q3 2022 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2022.

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

As of the end of the fiscal period completed September 30, 2022, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Senior Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Senior Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: As of the period ended September 30, 2022, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q3 2022 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Third Quarter of 2022

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	133,952	$98.52	133,952
August 1-31, 2022	391,091	100.04	391,091
September 1-30, 2022	196,952	100.07	196,952

On August 10, 2022, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

        GL Q3 2022 FORM 10-Q

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

        GL Q3 2022 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: November 8, 2022	/s/ Gary L. Coleman
Gary L. Coleman
Co-Chairman and Chief Executive Officer

Date: November 8, 2022	/s/ Larry M. Hutchison
Larry M. Hutchison
Co-Chairman and Chief Executive Officer

Date: November 8, 2022	/s/ Frank M. Svoboda
Frank M. Svoboda
Senior Executive Vice President and Chief Financial Officer

        GL Q3 2022 FORM 10-Q