Form 10-K
period 2022-12-31
GLOBE LIFE INC.
filed 2023-02-23
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
[ ☒ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes  ☒       No ☐

GL 2022 FORM 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                       ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9.3 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2023
Common Stock, $1.00 par value per share	96,497,627 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2023 (Proxy Statement)	Part III

GL 2022 FORM 10-K

Globe Life Inc.

GL 2022 FORM 10-K

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

GL 2022 FORM 10-K

The following table presents Globe Life's business by primary marketing distribution method. Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 14—Business Segments within the Notes to the Consolidated Financial Statements.

Primary Distribution Method	Underwriting Company	Products and Target Markets	Distribution

Direct to Consumer Division	Globe Life And Accident Insurance Company McKinney, Texas	Individual life and supplemental health insurance including juvenile and senior life coverage and Medicare Supplement to lower middle-income to middle-income Americans.	Nationwide distribution through direct to consumer channels: including direct mail, electronic media, and insert media.

American Income Life Division	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health insurance marketed to working families.	9,444 average producing agents in the U.S., Canada, and New Zealand.

Liberty National Division	Liberty National Life Insurance Company McKinney, Texas	Life and supplemental health insurance distributed through in-home and worksite channels.	2,775 average producing agents in the U.S.

Family Heritage Division	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to lower middle-income to middle-income families.	1,210 average producing agents in the U.S.

United American Division	United American Insurance Company McKinney, Texas	Medicare Supplement coverage to Medicare beneficiaries and, to a lesser extent, supplemental limited-benefit health coverage to people under age 65.	3,327 independent producing agents in the U.S.

GL 2022 FORM 10-K

Insurance
Life Insurance

The distribution channels for life insurance products include direct to consumer, exclusive agents, and independent agents. These methods are described in greater detail within the primary marketing distribution channel chart as seen above. The following table presents annualized premium in force for the three years ended December 31, 2022 by distribution method:

	Annualized Premium in Force(1) (Dollar amounts in thousands)
	2022	2021	2020
Direct to Consumer	$936,507	$929,197	$881,012
Exclusive agents:
American Income	1,553,003	1,458,408	1,325,293
Liberty National	360,963	341,332	318,545
Independent agents:
United American	7,609	8,426	9,314
Other	203,438	205,822	205,785
	$3,061,520	$2,943,185	$2,739,949
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

	Annualized Premium in Force (Dollar amounts in thousands)
	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Whole life:
Traditional	$2,106,878	69	$2,011,349	68	$1,857,106	68
Interest-sensitive	31,838	1	33,912	1	36,297	1
Term	756,471	25	750,005	26	716,698	26
Other	166,333	5	147,919	5	129,848	5
	$3,061,520	100	$2,943,185	100	$2,739,949	100

	Policy Count and Average Face Amount Per Policy (Dollar amounts in thousands)
	2022		2021		2020
	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy
Whole life:
Traditional	9,011,227	$15.7	8,963,774	$15.3	8,717,785	$14.7
Interest-sensitive	183,887	20.4	191,536	20.4	199,975	20.3
Term	4,720,870	15.3	4,731,044	15.3	4,526,172	15.1
Other	453,515	16.1	432,372	15.3	408,859	14.3
	14,369,499	$15.6	14,318,726	$15.3	13,852,791	$14.9

GL 2022 FORM 10-K

Health Insurance

The following table presents Globe Life's health insurance annualized premium in force for the three years ended December 31, 2022 by distribution channel.

	Annualized Premium in Force (Dollar amounts in thousands)
	2022	2021	2020
Direct to Consumer	$72,161	$74,627	$77,522
Exclusive agents:
Liberty National	196,336	196,783	196,534
American Income	113,087	111,102	104,701
Family Heritage	387,897	363,226	338,309
Independent agents:
United American	558,373	540,340	476,296
	$1,327,854	$1,286,078	$1,193,362

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

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2022 by product category.

	Annualized Premium in Force (Dollar amounts in thousands)
	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$735,858	55	$700,767	54	$617,759	52
Medicare Supplement	591,996	45	585,311	46	575,603	48
	$1,327,854	100	$1,286,078	100	$1,193,362	100

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ended December 31, 2022, comprised less than 1% of premium. The Company does not currently market stand-alone fixed or deferred annuity products.

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

GL 2022 FORM 10-K

Underwriting

The underwriting standards of Globe Life's insurance subsidiaries are established by management. Each subsidiary uses information obtained from the application, and in some cases, telephone interviews with applicants, inspection reports, pharmacy data, motor vehicle records, responses to both medical and non-medical questions, doctors’ statements and/or medical examinations. This information is used to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage, or rejected.

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

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Globe Life insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Approximately 91% of our invested assets, at fair value, are fixed maturities at December 31, 2022 (see Note 4—Investments and Management’s Discussion and Analysis).

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

GL 2022 FORM 10-K

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

Holding Company—States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Globe Life Inc. and its subsidiaries have registered as a holding company system pursuant to such legislation in Indiana, Nebraska, Ohio, and New York.

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

Environmental, Social, and Governance (ESG)

Globe Life’s sustainable business practices are a driver of the success and longevity that our Company has experienced since its origin. We plan to advance our sustainable business practices by further developing the Company's ESG strategy and have aligned disclosures with the Sustainability Accounting Standards Board (SASB) standards and the Task Force on Climate-related Financial Disclosures (TCFD) recommendations.

Environmental responsibility and sustainability are key components of our overall corporate responsibility efforts. We strive to reduce our impact on the environment by implementing green building initiatives at our corporate facilities, placing a company-wide emphasis on recycling and reducing waste generally, and focusing on efforts to reduce the use of paper and water. With respect to social matters, our focus continues to be on supporting a culture that is inclusive and attractive for all of our employees and independent sales agents. We are committed to maintaining a diverse workforce that reflects the communities in which we work. In addition, to enable the Company to appropriately respond to ESG-related challenges and opportunities, the Company has in place an ESG Committee, and the Board and its committees regularly engage with senior management on relevant ESG-related issues.

Human Capital Management

Globe Life's talent base encompasses a broad range of experience that possesses the depth of critical skills to efficiently and effectively accomplish our business purpose and mission, serve our policyholders, and protect our shareholders' interests. Maintaining superior human capital is a key driver to the success and longevity that our Company has experienced since its origins dating back to the early 1900s. As of December 31, 2022, the Company had 3,543 full time, part-time, and temporary employees, a 10% increase over the prior year. The increase in headcount in 2022 was primarily to support the increased growth in recent periods, as well as lower attrition levels than normal. The Company engages over 13,700 independently-contracted insurance agents. Refer to Management's Discussion & Analysis for exclusive agent counts.

People, Culture, and Community

At Globe Life, we are united by our mission to—Make Tomorrow Better1 and this starts with our employees and agents. Beyond providing insurance protection for millions of individuals, serving our policyholders and generating financial results for our shareholders, we focus on cultivating a healthy, positive culture and a thriving community within and among our campuses that is inclusive of and attractive for all. Globe Life promotes a diverse work force, where differences are celebrated and inclusiveness is embraced, to better enable our employees to consistently achieve outstanding individual and collective results. Our commitment to diversity starts at the top; of the 10 independent Board members, 50% are women and 20% are racial/ethnic minorities as of December 31, 2022.
1Per the Globe Life Employee Handbook, the Globe Life mission statement is "We help families Make Tomorrow Better by working to protect their financial future."

GL 2022 FORM 10-K

As of December 31, 2022 and 2021, the Globe Life employees, (excluding independently-contracted agents) identify as follows:

2022
Ethnicity/Race		Gender		Generations
White	54%	Female	68%	Baby Boomers (1946-1964)	18%
Black or African American	22	Male	32	Gen X (1965-1977)	30
Hispanic or Latino	13			Millennials (1978-1995)	43
Asian	9			Gen Z (1996-2012)	9
American Indian or Alaskan Native	1
Native Hawaiian or Pacific Islander	—
Other or Not Specified	1
Total	100%		100%		100%

2021
Ethnicity/Race		Gender		Generations
White	56%	Female	66%	Baby Boomers (1946-1964)	20%
Black or African American	21	Male	34	Gen X (1965-1977)	31
Hispanic or Latino	12			Millennials (1978-1995)	41
Asian	9			Gen Z (1996-2012)	8
American Indian or Alaskan Native	1
Native Hawaiian or Pacific Islander	—
Other or Not Specified	1
Total	100%		100%		100%

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

We strive to Make Tomorrow Better, in part by giving financial and service contributions to programs that provide hands-on assistance in the communities where we live, work, serve, and visit. We focus our charitable giving on organizations that support children, families, veterans, and seniors, as well as those that work to ensure people are able to live full, healthy lives. These categories align with our mission to help families Make Tomorrow Better by working to protect their financial future. In 2022, we provided financial support of approximately $4.0 million to organizations within that focus, including charities that support underserved communities, provide scholarships to youth, and advance equity and diversity efforts.

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

GL 2022 FORM 10-K

benefits through a Section 401(k) plan and a qualified pension to eligible employees, fitness center reimbursement, paid-time-off (based on years of service), health insurance, dental and vision insurance, employee resource program, health savings and flexible spending accounts, family leave, and tuition assistance.

The Company remains committed to the well-being and safety of its employees, agents, customers, guests, vendors and shareholders in our resolve to maintain a stable and secure business environment. In response to the COVID-19 pandemic, our crisis management and incident response teams guided the Company through an expedited, yet smooth, transition towards working remotely. In 2022, the Company continued to implement steps that were effective during the pandemic to ensure the health and safety of our employees, including:
•Continuation of business operations, both in a remote and hybrid work environment;
•Maintaining workplace health and safety protocols to allow employees to safely return to Company facilities on a voluntary basis;
•Enhancements to “Resilient@Globe Life,” an intra-company website dedicated to COVID-19 issues, which provides employees with relevant and timely information, and interactive employee guides;
•Extension of our short-term disability benefits to support employees unable to work as a result of contracting or being exposed to COVID-19; and
•Communication with employees on pandemic-related policies and procedures, implementation of emergency business operations (such as social distancing and enhanced cleaning protocols at company facilities), and provision of pandemic health and wellness resources (including seminars regarding mental health).

GL 2022 FORM 10-K

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

Our future success depends, in substantial part, on our ability to recruit, hire, and motivate highly-skilled insurance personnel. Further, the development and retention of producing agents are critical to supporting sales growth in our agency operations because our insurance sales are primarily made to individuals.

A failure to effectively develop new methods of reaching consumers, realize cost efficiencies or generate an attractive value proposition in our Direct to Consumer Division business could result in reduced sales and profits. In addition, if we do not provide an attractive career opportunity with competitive compensation as well as motivation for producing agents to increase sales of our products, our growth could be impeded. Doing so may be difficult due to many factors, including but not limited to, fluctuations in economic and industry conditions and the effectiveness of our compensation programs and competition among other employers.

Our life insurance products are sold in niche markets. We are at risk should any of these markets diminish.

We have several life distribution channels that focus on distinct market niches, three of which are labor unions, affinity groups, and sales via Direct to Consumer solicitations. Deterioration of our relationships with either organized labor or affinity groups, or adverse changes in the public’s receptivity to Direct to Consumer marketing initiatives could negatively affect our life insurance business.

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity.

The effects of the COVID-19 pandemic, and U.S. and international responses, are wide-ranging, costly, and disruptive, and has resulted in significant disruptions in economic activity and financial markets. Excess deaths from non-COVID causes have directly and indirectly adversely affected the Company and will likely continue to do so for an uncertain period of time.

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

A significant portion of our sales agents are independent contractors. Although we believe we have properly classified such individuals, a risk nevertheless exists that a court, the Internal Revenue Service or other authority will take the position that our sales agents are employees. From time-to-time, we are subject to civil litigation, including class and collective action litigation, alleging that we have improperly classified certain of our sales agents as independent contractors. Though we believe our sales agents are properly classified as independent contractors, a future adverse judgment in connection with such litigation could result in substantial damages.

GL 2022 FORM 10-K

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

Additionally, as the majority of our investments are long-term fixed maturities that we typically hold until maturity, a significant increase in interest rates and/or credit spreads could cause a material temporary decline in the fair value of our fixed investment portfolio, even with regard to performing assets. These declines could cause a material increase in unrealized losses in our investment portfolio. Significant unrealized losses could substantially reduce our capital position and shareholders’ equity. It is possible our investment in certain of these securities with unrealized losses could experience a credit event where an allowance for credit loss is recorded, reducing net income.

We cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments on a timely basis or at all. Significant downgrades or defaults of issuers could negatively impact our risk-based capital ratios, leading to potential downgrades of the Company by rating agencies, potential reduction in future dividend capacity from our insurance subsidiaries, and/or higher financing costs at Globe Life Inc. (Parent Company) should additional statutory capital be required.

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

GL 2022 FORM 10-K

Our ability to fund operations is substantially dependent on available funds from our insurance subsidiaries.

As a holding company with no direct operations, our principal asset is the capital stock of our insurance subsidiaries, which periodically declare and distribute dividends on their capital stock. Moreover, our liquidity, including our ability to pay our operating expenses and to make principal and interest payments on debt securities or other indebtedness owed by us, as well as our ability to pay dividends on our common stock or any preferred stock, depends significantly upon the surplus and earnings of our insurance subsidiaries and the ability of these subsidiaries to pay dividends or to advance or repay funds to us. Other sources of liquidity include a variety of short-term and long-term instruments, including our credit facility, commercial paper, long-term debt, Federal Home Loan Bank (FHLB), intercompany financing and reinsurance.

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

Should interest rates increase in the future, the higher interest expense on any newly issued debt may reduce net income. In addition, if the credit and capital markets were to experience significant disruption, uncertainty and instability, these conditions could adversely affect our access to capital. Such market conditions could limit our ability to replace maturing debt obligations in a timely manner or at all and/or access the capital necessary to grow our business.

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

We establish policy reserves to pay future policyholder benefits. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models and accounting requirements that include many assumptions and projections which are inherently uncertain. The reserve computations involve the exercise of significant judgment with respect to levels of mortality, morbidity, persistency, and investment yields, as well as the

GL 2022 FORM 10-K

timing of premium and benefit payments. Even though our actuaries continually test actual-to-expected results, actual results may differ significantly from the levels assumed, which could result in increased policy obligations and expenses and thus negatively affect our profit margins and income.

A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition, and results of operations.

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

A significant percentage of the supplemental health insurance premiums that our insurance subsidiaries earn is from Medicare Supplement insurance. Medicare Supplement insurance, including conditions under which the premiums for such policies may be increased, is highly regulated at both the state and federal level. As a result, our Medicare Supplement business is characterized by lower profit margins than life insurance and requires strict administrative discipline and economies of scale for success. Since Medicare Supplement policies are coordinated with the federal Medicare program, which commonly experiences health care inflation every year, annual premium rate increases for the Medicare Supplement policies are typically necessary. Accordingly, the inability of our insurance subsidiaries to obtain approval of appropriate premium rate increases for supplemental health insurance plans in a timely manner from state insurance regulatory authorities could adversely impact their profitability and thus our business, financial condition, and results of operations.

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

Our life and health insurance products are particularly exposed to risks of catastrophic mortality, such as a pandemic or other events that result in a large number of deaths. In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on our workforce and business operations. The likelihood and severity of such events cannot be predicted and are difficult to estimate. In such an event, the impact to our operations could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect employees performing operational tasks and supporting computer-based data processing, or destroy the capability to transmit, store, and retrieve valuable data. In addition, in the event that a significant number of our management were unavailable following a disaster, the achievement of our strategic objectives could be negatively impacted.

GL 2022 FORM 10-K

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

Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they conduct business. The primary purpose of this supervision and regulation is the protection of policyholders, not investors. Regulatory agencies have broad administrative power over numerous aspects of our business, including premium rates and other terms and conditions included in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, agent licensing, policy forms, capital adequacy, solvency, reserves and permitted investments. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses or approvals. The insurance laws, regulations and policies currently affecting our companies may change at any time, possibly having an adverse effect on our business. Should regulatory changes occur, we may be unable to maintain all required licenses and approvals, or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of such laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend some or all of our business activities and/or impose substantial fines.

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

Our financial statements are subject to the application of GAAP and accounting practices as promulgated by the National Association of Insurance Commissioners’ statutory accounting practices (NAIC SAP), which principles are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. Future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements. These changes, including underlying assumptions, projections, estimates or judgments/interpretations by management, could have a material adverse effect on our business, financial condition, and results of operations. (Refer to Note 1—Significant Accounting Policies under the caption Accounting Pronouncements Yet to be Adopted)

GL 2022 FORM 10-K

Non-compliance with laws or regulations related to customer and consumer privacy and information security, including a failure to ensure that our business associates with access to sensitive customer and consumer information maintain its confidentiality, could materially adversely affect our reputation and business operations.

The collection, maintenance, use, disclosure and disposal of personally identifiable information by our insurance subsidiaries are regulated at the international, federal, and state levels. Applicable laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of personally identifiable information to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA), the Health Information Technology for Economic and Clinical Health Act (HITECH), and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as that term is defined in the HIPAA regulations). Noncompliance with any privacy laws, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation and results of operations and could result in material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business, and injunctive relief.

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

Malicious third-parties, employee or agent errors or disasters affecting our information systems could impair our business operations, regulatory compliance, and financial condition. Employee or agent malfeasance or errors in the handling of our information systems may result in unauthorized access to customer or proprietary information, or an inability to use our information systems to efficiently support business operations.

More frequent and sophisticated cyberattacks and more impactful regulatory oversight models could result in additional costs to protect against security breaches. Any breach of confidential information systems resulting from the above factors could damage our reputation in the marketplace, deter potential customers from purchasing our products, result in the loss of existing customers, subject us to significant civil and criminal liability, constrain cash flows, or require us to incur significant technical, legal, or other expenses.

The failure to effectively maintain and modernize our information technology systems and infrastructure could adversely affect our business.

Our ability to modernize our information technology systems and infrastructure requires us to commit to significant resources, effective planning, and execution. In addition, due to the highly regulated nature of the insurance industry, we must continually implement new, and maintain existing, technology or adapt existing technology to meet compliance requirements of new and proposed regulations. Should we be unable to implement these innovations effectively, efficiently, or in a timely manner, it could result in poor customer experience, poor agent experience, additional expenses, reputational harm, legal and regulatory actions and other adverse consequences. This could also result in the inability to effectively support business operations.

Damage to the brand and reputation of Globe Life or its subsidiaries could affect our ability to conduct business.

Negative publicity through traditional media, internet, social media and other public forums could damage our brand or reputation and adversely impact our agent recruiting efforts, the ability to market our products and the persistency of in-force policies.

GL 2022 FORM 10-K

We may fail to meet expectations relating to environmental, social, and governance standards and practices.

Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (ESG) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators, or others. Additionally, we could fail to report accurately or achieve progress on our metrics on a timely basis, or at all, which in-turn could adversely affect our reputation, business, financial performance and growth. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.

GL 2022 FORM 10-K

Item 1B. Unresolved Staff Comments

As of December 31, 2022, Globe Life had no unresolved SEC staff comments.

Item 2. Properties

Globe Life Inc., through its subsidiaries, owns or leases buildings that are used in the normal course of business. Globe Life Inc. owns and occupies approximately 480,000 combined square feet in McKinney, Texas (headquarters) and at the Waco, Texas and Oklahoma City, Oklahoma campuses. Additionally, the Company leases other buildings across the U.S.

Item 3. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 6—Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not Applicable.

GL 2022 FORM 10-K

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Globe Life's common stock is traded is the New York Stock Exchange (NYSE: GL). There were 2,030 shareholders of record on December 31, 2022, excluding shareholder accounts held in nominee form.

The line graph shown below compares Globe Life's cumulative total return on its common stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index (S&P 500) and a Life Insurance Index. Globe Life's stock is included within the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globe Life Inc., the S&P 500 Index and the Life Insurance Index
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Globe Life Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/2017 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

GL 2022 FORM 10-K

Purchases of Certain Equity Securities by the Issuer and Others for the Fourth Quarter 2022

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022	122,082	$110.68	122,082	—
November 1-30, 2022	605,700	113.57	605,700	—
December 1-31, 2022	310,000	118.98	310,000	—

On August 10, 2022, Globe Life's Board reaffirmed its continued authorization of the Company’s stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum number of shares to be purchased.
Item 6. [Reserved]

GL 2022 FORM 10-K

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control, including uncertainties related to the impact of the COVID-19 pandemic and associated direct and indirect effects on our business operations, financial results, and financial condition. If these estimates or assumptions prove to be incorrect, the actual results of Globe Life may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to the Company specifically. Such events or developments could include, but are not necessarily limited to:
1.Economic and other conditions, including the impact of inflation, geopolitical events and the COVID-19 pandemic on the U.S. economy, leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Globe Life's assumptions;
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
4.Interest rate changes that affect product sales, financing costs, and/or investment portfolio yield;
5.General economic, industry sector or individual debt issuers’ financial conditions (including developments and volatility arising from geopolitical events and the COVID-19 pandemic, particularly in certain industries that may comprise part of our investment portfolio) that may affect the current market value of securities we own, or that may impair an issuer’s ability to make principal and/or interest payments due on those securities;
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
13.The severity, magnitude, and impact of natural or man-made catastrophic events, including but not limited to pandemics, tornadoes, hurricanes, earthquakes, war and terrorism, on our operations and personnel, commercial activity and demand for our products; and
14.Our ability to access the commercial paper and debt markets, particularly if such markets become unpredictable or unstable for a certain period.

Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The following management discussion will only include comparison to prior year. For discussion regarding activity from 2020, please refer to the prior filed Form 10-Ks at www.sec.gov.

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

Net investment income (Required interest on net policy liabilities) (Financing costs) Excess investment income

GL 2022 FORM 10-K

Long-Duration Targeted Improvements. As discussed in further detail within Note 1—Significant Accounting Policies, the Company will adopt ASU 2018-12, Financial Services–Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), effective on January 1, 2023. The Company has selected the modified retrospective transition method upon adoption as of the transition date (the “Transition Date”) of January 1, 2021. The accounting adoption will have no economic impact on the cash flows of our business nor influence our business model of providing basic protection-oriented products to the underserved and lower middle to middle-income market. In addition, it will not impact our statutory earnings, statutory capital, nor our capital management philosophies.

The adoption will, however, modify the timing of when profits emerge on our insurance policies and result in the restatement of 2021 and 2022 key figures in the 2023 consolidated financial statements. We are anticipating GAAP net income and net operating income to increase significantly under the new standard primarily due to a reduction in deferred acquisition cost (DAC) amortization in the near to intermediate term. Additionally, future policy benefits on our life insurance business for 2021 and 2022, as restated to reflect the new standard, will be adjusted to reflect updated assumptions used to determine the reserves as well as the treatment of adverse claims experience incurred in 2021 and 2022, which gets spread out over future periods from transition, including those relating to COVID-19. This will result in slightly higher future policy benefits, as a percentage of premium, in future years than what would have been expected under existing guidance. Finally, we expect some modest decreases to future policy benefits, as a percentage of premium, in our health business on some of our limited benefit plans under the new standard.

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
c.The methodology requires the net premium ratio2 used to determine future policy benefits be based on locked-in rates rather than permitting the redetermination of the net premium ratio using current discount rates. This restricts the level of gross premiums allowed in the calculation, as well as the level of gross premiums available to offset the impact of current discount rates to the extent these rates are realized in future years. Because of this requirement, the change in future policy benefits results in a measure of unrealized gain (loss) due to differences in discount rates only.

For Globe Life, discount rates lower than the locked-in discount rate under LDTI have the effect of increasing the level of reserves carried due to the use of net premiums in the calculation as compared to current GAAP, which in the loss recognition test, uses the total gross premium. Once implemented, future policy benefits will be sensitive to changes in current discount rates for the reasons stated above. To demonstrate this sensitivity to discount rates, to the extent current discount rates were consistent with rates as of December 31, 2022, we estimate future policy benefits as of the Transition Date would have only increased between $1.5 billion and $2.3 billion.

With respect to shareholders’ equity, as of the end of 2020, reported shareholders’ equity on the Consolidated Balance Sheets was $8.8 billion. We anticipate a decrease in the range of $7.5 billion to $8.5 billion, net of tax, as a result of the requirement to use current discount rates to remeasure the future policy benefits and record the offset through accumulated other comprehensive income (AOCI) at adoption.

If we hold all else equal as of the Transition Date but use current discount rates as of December 31, 2022, the after-tax decrease in AOCI due solely to the increase in future policy benefits would have been in the range of $1.2 billion
2 The net premium ratio is the ratio between the present value of benefits and the present value of gross premium.

GL 2022 FORM 10-K

to $1.8 billion. AOCI would also be impacted by fluctuations in the valuation of the fixed maturity bond portfolio in this situation.

Another item impacting shareholders’ equity relates to increases in the liability for future policy benefits on smaller, older blocks of business with a minimum floor or net premium ratios capped at 100%. For blocks of business that require increases in future policy benefits to minimum levels, or a net premium ratio capped at 100% on the Transition Date, any difference between the future policy benefits calculated using the discount rate immediately before the Transition Date, and the existing carrying value as of the Transition Date is recorded as an adjustment (decrease) to opening retained earnings. At the Transition Date, we expect an immaterial decrease to opening retained earnings related to these items.

As noted above, we expect GAAP net income and net operating income to increase under the new standard due to a significant decrease in the annual amortization of DAC in the near and intermediate term. This is a result of changes to the calculation of amortization rate, including use of only deferred costs through the valuation date. For business with deferrals of renewal commissions, as is the case with our captive agency channels, the expected amortization rate as a percentage of premium will no longer be level, but will increase over the period of time during which commissions are deferred. The decrease in amortization in the near term will primarily impact our life insurance line of business. In total, we expect the increase in net income in 2023, largely due to the decrease in amortization, to fall within a range of $105 million and $115 million, net of tax.

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

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2022 with 2021.
•Net income as a return on equity (ROE) for the year ended December 31, 2022 was 12.3% and net operating income as an ROE, excluding net unrealized gains or losses on the fixed maturity portfolio(1) was 13.4%.
•Total premium increased 5% over the prior year. Life premium increased 4% for the period from $2.9 billion in 2021 to $3.0 billion in 2022. Life underwriting margin increased 23% from $624 million in 2021 to $769 million in 2022.
•Net investment income increased 4% over the same period in the prior year.
•Total net sales increased 2% over the same period in the prior year from $706 million in 2021 to $722 million in 2022.
•Book value per share declined 42% below the same period in the prior year from $85.97 to $49.65. Book value per share, excluding net unrealized gains or losses on the fixed maturity portfolio(1), increased 9% over the prior year from $58.50 in 2021 to $64.01 in 2022.
•The Company incurred $49 million of COVID-19 net life claims (net of reserves released upon death) for the year ended December 31, 2022 compared with $140 million during the same period last year.
•For the year ended December 31, 2022, the Company repurchased 3.3 million shares of Globe Life Inc. common stock at a total cost of $335 million for an average share price of $100.90.
The following graphs represent net income and net operating income for the three years ended December 31, 2022.

Net Income
(Dollar amounts in thousands)
$1,000,000
$750,000
$500,000
$250,000
$0
$731,773
$744,959
$739,704
2020
2021
2022

Net Operating Income
(Dollar amounts in thousands)
$1,000,000
$750,000
$500,000
$250,000
$0
$737,592
$707,497
$806,345
2020
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
Net operating income as an ROE, excluding net unrealized gains or losses on the fixed maturity portfolio, is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of the net unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains or losses on fixed maturities, net of tax is $(1.4) billion and $2.8 billion for the year ended December 31, 2022 and 2021, respectively.
Book value per share, excluding net unrealized gains or losses on the fixed maturity portfolio, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of net unrealized gains or losses, which are primarily attributable to fluctuation in interest rates on the available-for-sale portfolio. The impact of the adjustment to exclude net unrealized gains or losses on fixed maturities is $(14.36) and $27.47 for the year ended December 31, 2022 and 2021, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Summary of Operations. Net income declined 1% to $740 million in 2022, compared with $745 million in 2021. This decrease was primarily related to an increase in realized losses on the fixed maturity portfolio offset by lower COVID-19 life claims. On a diluted per common share basis, net income per common share for 2022 increased from $7.22 to $7.47. Included in net income were after-tax realized losses of $60 million in 2022, compared with realized after-tax gains of $47 million for 2021. Realized gains and losses are presented more fully under the caption Realized Gains and Losses in this report.

Net operating income from operations increased 14% to $806 million in 2022, compared with $707 million in 2021. On a diluted per common share basis, net operating income per common share increased from $6.86 to $8.15, a 19% increase. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Net income was also impacted by certain significant and unusual non-operating items in 2021 and 2022. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

The Company continues to see positive signs in its core operations, including strong sales, favorable persistency, and a strong ROE, excluding net unrealized gains or losses on the fixed maturity portfolio.

COVID-19. For the year ended December 31, 2022, the Company incurred $49 million of COVID-19 net life claims, compared to $140 million in 2021. Per the Centers for Disease Control and Prevention (CDC), there were approximately 243 thousand U.S. COVID-19 deaths in 2022, down from approximately 460 thousand in 2021. The Company’s level of COVID-19 net life claims, on average for the year, was approximately $2 million per 10,000 U.S. deaths, a decrease from $3 million per 10,000 U.S. deaths in 2021.

Going forward, we anticipate approximately $45 million in impact from excess life claims in 2023 from both COVID-19 and related non-COVID-19 causes at the mid-point of our guidance. We define excess life claims as the additional claims that arose over what would have been expected based on pre-COVID experience. The projected life claims are dependent on many variables, including, but not limited to, projected U.S. deaths from COVID-19, the timing and availability of effective treatments for the disease, vaccination rates and effectiveness of vaccines, impact from potential variants, and the ages and geographic areas in which infections and deaths occur.

GL 2022 FORM 10-K

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2022	2021	2020	2022 Change	%	2021 Change	%
Life insurance underwriting margin	$768,546	$623,675	$674,946	$144,871	23	$(51,271)	(8)
Health insurance underwriting margin	320,712	304,302	272,369	16,410	5	31,933	12
Annuity underwriting margin	8,226	8,704	9,029	(478)	(5)	(325)	(4)
Excess investment income	238,083	238,528	244,424	(445)	—	(5,896)	(2)
Other insurance:
Other income	1,246	1,216	1,325	30	2	(109)	(8)
Administrative expense	(299,341)	(271,631)	(250,947)	(27,710)	10	(20,684)	8
Corporate and other	(46,806)	(39,825)	(45,783)	(6,981)	18	5,958	(13)
Pre-tax total	990,666	864,969	905,363	125,697	15	(40,394)	(4)
Applicable taxes	(184,321)	(157,472)	(167,771)	(26,849)	17	10,299	(6)
Net operating income	806,345	707,497	737,592	98,848	14	(30,095)	(4)
Reconciling items, net of tax:
Realized gain (loss)—investments	(60,473)	54,220	(1,915)	(114,693)		56,135
Realized loss—redemption of debt	—	(7,358)	(501)	7,358		(6,857)
Administrative settlements	—	(1,047)	—	1,047		(1,047)
Non-operating expenses	(4,196)	(1,923)	(816)	(2,273)		(1,107)
Legal proceedings	(1,972)	(6,430)	(2,587)	4,458		(3,843)
Net income	$739,704	$744,959	$731,773	$(5,255)	(1)	$13,186	2

The life insurance segment is our primary segment and is the largest contributor to earnings in each year presented. The life insurance segment underwriting margin increased $145 million compared with the prior year, primarily due to lower life claims related to COVID-19 and growth in premiums. The health segment contributed to growth in income in both years, contributing $16 million of additional underwriting margin in 2022 and $32 million in 2021, a result of sustained premium growth.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2022, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the year ended December 31, 2022.

Total premium income rose 5% for the year ended December 31, 2022 to $4.3 billion. Total net sales increased 2% to $722 million, when compared with 2021. Total first-year collected premium (defined in the following section) was $577 million for 2022, compared with $583 million for 2021.

Life insurance premium income increased 4% to $3.0 billion over the prior-year total of $2.9 billion. Life net sales rose 2% to $531 million for the year ended 2022. First-year collected life premium declined 3% to $410 million. Life underwriting margins, as a percent of premium, increased to 25% in 2022 from 22%. Underwriting margin increased to $769 million in 2022, 23% over the same period in 2021, largely a result of a significant decline in COVID-19 net life claims and an increase in premium growth.

Health insurance premium income increased 6% to $1.3 billion over the prior-year total of $1.2 billion. Health net sales rose 4% to $191 million for the year ended 2022. First-year collected health premium rose 5% to $168 million. Health underwriting margins, as a percent of premium, were 25% in 2022 and 2021. Health underwriting margin increased to $321 million for the year ended 2022, 5% over the same period in 2021.

Excess investment income, the measure of profitability of our investment segment, declined slightly during 2022 to $238.1 million from $238.5 million in the same period in 2021. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 4% to $2.41 from $2.31 when compared with the same period in 2021.

Insurance administrative expenses increased 10% in 2022 when compared with the prior-year period. These expenses were 7.0% as a percent of premium during 2022 compared with 6.6% a year earlier.

For the year ended December 31, 2022, the Company repurchased 3.3 million Globe Life Inc. shares at a total cost of $335 million for an average share price of $100.90.

GL 2022 FORM 10-K

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

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2022, life premium represented 70% of total premium and life underwriting margin represented 70% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	2022		2021		2020
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$3,023,296	100	$2,898,210	100	$2,672,804	100

Policy obligations	2,045,730	68	2,070,485	71	1,809,373	68
Required interest on reserves	(771,914)	(26)	(735,282)	(25)	(698,112)	(26)
Net policy obligations	1,273,816	42	1,335,203	46	1,111,261	42
Commissions, premium taxes, and non-deferred acquisition expenses	256,546	9	234,033	8	212,859	8
Amortization of acquisition costs	724,388	24	705,299	24	673,738	25
Total expense	2,254,750	75	2,274,535	78	1,997,858	75
Insurance underwriting margin	$768,546	25	$623,675	22	$674,946	25

The higher life insurance underwriting margins, as well as the higher underwriting margins as a percentage of premium, for the year ended December 31, 2022 are primarily a result of growth in premiums along with a decrease in net policy obligations. Net policy obligations amounted to 42% of premiums for the year ended December 31, 2022, compared to 46% in the year-ago period, due to approximately $49 million in COVID-19 net life claims incurred during the year as compared to $140 million in 2021.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Life insurance products are marketed through several distribution channels. Premium income by distribution channel for each of the last three years is as follows:

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,505,425	50	$1,402,878	48	$1,257,726	47
Direct to Consumer	981,517	32	971,461	34	906,959	34
Liberty National	326,642	11	311,081	11	293,897	11
Other	209,712	7	212,790	7	214,222	8
Total	$3,023,296	100	$2,898,210	100	$2,672,804	100

Annualized life premium in force was $3.1 billion at December 31, 2022, an increase of 4% over $2.9 billion a year earlier.

The following table shows net sales information for each of the last three years by distribution channel.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$316,715	59	$290,512	56	$253,276	52
Direct to Consumer	125,979	24	148,846	28	165,426	34
Liberty National	78,390	15	71,184	14	54,931	12
Other	9,844	2	11,055	2	10,371	2
Total	$530,928	100	$521,597	100	$484,004	100

The table below discloses first-year collected life premium by distribution channel.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$257,584	63	$250,937	59	$214,566	58
Direct to Consumer	86,854	21	111,761	27	104,262	28
Liberty National	56,085	14	50,336	12	42,435	11
Other	8,988	2	9,705	2	10,190	3
Total	$409,511	100	$422,739	100	$371,453	100

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor of life premium of any distribution channel at 50% of the Company's 2022 total life premium. Net sales increased 9% to $317 million in 2022 over the 2021 total of $291 million. The increase in life net sales is due to increased productivity plus an improvement in issue rates as some challenges in underwriting, such as staffing and speed to obtain medical records and other information resolved, during the year. The underwriting margin, as a percent of premium, was 33% for the year ended December 31, 2022, up from 30% in the prior year.

This division incurred $16 million in COVID-19 net life claims, representing approximately 1% of premium, for the year ended December 31, 2022, compared with $36 million in COVID-19 net life claims during the prior year.

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

	2022	2021	2020	2022 Change	%	2021 Change	%
American Income	9,444	9,971	8,738	(527)	(5)	1,233	14

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including launching a customer relationship management (CRM) tool for the agency force. This tool is designed to drive productivity in lead distribution, conservation of business, manager dashboards and new agent recruiting. Additionally, this division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training, and sales activity. Over the course of the pandemic, the agents have shifted to primarily a virtual experience with the customers and have generated a vast majority of sales through virtual presentations. We find this flexibility to be enticing for new recruits as well as a driver of sustainability for our agency force.

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

DTC net sales decreased 15% to $126 million for the year ended December 31, 2022 compared with $149 million in the prior year. After experiencing higher than normal life net sales in the prior year, sales in the current year are returning to pre-pandemic levels. The decline is also due in part to the impact of recent record inflation on the cost of our direct mailings and on our customers, who generally have less discretionary income to purchase and retain life insurance. DTC incurred $24 million of COVID-19 net life claims, representing approximately 2% of premium, in 2022 compared with $69 million in 2021. DTC’s underwriting margin, as a percent of premium, was 12% for the year

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
ended December 31, 2022 and 7% for the same period in 2021, reflecting the lessening impact of COVID-19 on the division's underwriting results.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 22%, up from 17% for the year ended 2021. The increase is primarily attributable to lower net policy obligations in relation to premium during the year compared with the same period a year ago. This division incurred $7 million of COVID-19 net life claims, representing approximately 2% of premium, for the year ended December 31, 2022 compared with $28 million in 2021. Net sales increased 10% in 2022 over 2021.

Below is the average producing agent count at the end of the period for Liberty National Division.

	2022	2021	2020	2022 Change	%	2021 Change	%
Liberty National	2,775	2,716	2,575	59	2	141	5

The Liberty National Division average producing agent count was up slightly compared with the prior year. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. Additionally, the agency continues to help improve the ability of agents to develop new marketing opportunities. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, have also helped the agents develop additional marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the division continues to gain momentum in its sales and recruiting initiatives and advances its technology and CRM platform, the agency anticipates an increase in recruiting of new agents and an increase in the average producing agent count.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling predominantly life insurance. The Other Agencies contributed $210 million of life premium income, or 7% of Globe Life's total in 2022, but contributed only 2% of net sales for the year.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 30% of our total premium in 2022, while the health underwriting margin accounted for 29% of total underwriting margin. Health underwriting margin increased 5% to $321 million primarily due to higher premium growth. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	2022		2021		2020
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,279,412	100	$1,201,676	100	$1,141,097	100

Policy obligations	791,809	62	758,745	63	733,481	64
Required interest on reserves	(109,789)	(9)	(102,574)	(8)	(93,475)	(8)
Net policy obligations	682,020	53	656,171	55	640,006	56
Commissions, premium taxes, and non-deferred acquisition expenses	117,815	9	97,453	8	91,959	8
Amortization of acquisition costs	158,865	13	143,750	12	136,763	12
Total expense	958,700	75	897,374	75	868,728	76
Insurance underwriting margin	$320,712	25	$304,302	25	$272,369	24

Health premium increased 6% from $1.20 billion in 2021 to $1.28 billion in 2022. Health underwriting margin increased 5% from $304 million in 2021 to $321 million in 2022 primarily due to growth in premiums. Further discussion is included below by distribution channel.

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel for each of the last three years.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$538,428	42	$481,614	40	$452,980	40
Family Heritage	366,820	29	343,839	29	317,021	28
Liberty National	185,761	14	187,327	16	188,835	16
American Income	117,308	9	114,950	9	105,734	9
Direct to Consumer	71,095	6	73,946	6	76,527	7
Total	$1,279,412	100	$1,201,676	100	$1,141,097	100

Of total health premium of $1.3 billion, premium from limited-benefit plans comprise $701 million, or 55% of the total, for 2022 compared with $639 million in the prior year. Premium from Medicare Supplement products comprises the remaining 45% or $578 million for 2022 compared with $563 million in 2021.

Annualized health premium in force was $1.33 billion at December 31, 2022, an increase of 3% over the prior year balance of $1.29 billion.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Presented below is a table of health net sales by distribution channel for the last three years.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$58,601	31	$63,551	35	$61,690	35
Family Heritage	82,529	43	72,600	39	70,665	40
Liberty National	28,916	15	26,512	14	22,905	13
American Income	17,555	9	18,230	10	18,817	10
Direct to Consumer	3,825	2	3,465	2	3,594	2
Total	$191,426	100	$184,358	100	$177,671	100

Of total net sales of $191 million, sales of limited-benefit plans comprise $137 million, or 71% of the total, for 2022 compared with $118 million in 2021. Medicare Supplement sales make up the remaining 29%, or $54 million for 2022 compared with $66 million in 2021.

The following table discloses first-year collected health premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$64,410	39	$60,386	37	$79,628	45
Family Heritage	60,699	36	57,427	36	54,242	31
Liberty National	22,415	13	20,348	13	20,169	11
American Income	17,294	10	18,939	12	18,536	11
Direct to Consumer	3,115	2	3,253	2	3,051	2
Total	$167,933	100	$160,353	100	$175,626	100

First-year collected premium related to limited-benefit plans comprise $108 million, or 64% of total first-year collected premium for 2022 compared with $99 million in 2021. First-year collected premium from Medicare Supplement policies make up the remaining 36%, or $60 million for 2022 compared with $61 million in 2021.

A discussion of health operations by distribution channel follows.

The United American Independent Agency consists of non-exclusive independent agencies who may also sell for other companies. The United American Independent Agency was Globe Life's largest health agency in terms of health premium income.
This division is also Globe Life's largest producer of Medicare Supplement insurance, responsible for 83% of the Company's Medicare Supplement premium and 93% of Medicare Supplement net sales. Medicare Supplement premium in this agency rose 5% to $482 million in 2022 over the prior period premium of $460 million. Medicare Supplement net sales declined 19% to $51 million in 2022 from the prior year. The Medicare Supplement market is highly competitive and thus sales will fluctuate over the years. Underwriting margin as a percent of premium was flat at 15% for 2022 compared with 2021.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium in 2022 was 27%, the same as in 2021.

The division experienced a 14% increase in health net sales in 2022 as compared with the 2021, primarily due to an increase in recruiting, agent productivity and training. The division will continue to implement incentive programs to help drive an increase in productivity and the number of producing agents.

Below is the average producing agent count at the end of the indicated periods for the Family Heritage Division. While the agency was relatively flat in agent count as compared with 2021, we anticipate that as COVID-19 and the job market stabilize, agent recruitment opportunities will continue to trend upward.

	2022	2021	2020	2022 Change	%	2021 Change	%
Average producing agents	1,210	1,213	1,325	(3)	—	(112)	(8)

The Liberty National Division represented 14% of all Globe Life health premium income at $186 million in 2022. Liberty National markets limited-benefit supplemental health products consisting primarily of critical illness insurance. Much of Liberty National’s health business is generated through worksite marketing targeting small businesses. In 2022, health premium income declined 1%. Liberty National's first-year collected premium increased 10% to $22 million in 2022 compared with $20 million in 2021. Health net sales for 2022 increased by $2 million or 9% from 2021. We anticipate an increase in health net sales going forward at this division as the Company becomes more able to interact face-to-face with customers.

Other distribution. While some of the Company's other distribution channels market health products, selling life insurance is the main emphasis. On a combined basis, they accounted for 15% of health premium in 2022 and 15% in 2021. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division markets primarily Medicare Supplements to employer or union-sponsored groups, adding $4 million of Medicare Supplement net sales in 2022 and $3 million in 2021.

ANNUITIES

Our fixed annuity balances at the end of 2022 and 2021 were $953.3 million and $1.0 billion, respectively. Underwriting margin was $8.2 million for 2022 and $8.7 million for 2021.

We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

GL 2022 FORM 10-K

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

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $9.0 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all capital resources, we view excess investment income per diluted common share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands except per share data)

	2022	2021	2020
Net investment income	$987,499	$952,447	$927,062
Interest on net insurance policy liabilities:
Required interest on reserves(1)	(919,864)	(877,822)	(833,000)
Required interest on deferred acquisition costs	260,843	247,389	237,066
Net required interest	(659,021)	(630,433)	(595,934)
Financing costs	(90,395)	(83,486)	(86,704)
Excess investment income	$238,083	$238,528	$244,424

Excess investment income per diluted common share	$2.41	$2.31	$2.28

Mean invested assets (at amortized cost)	$19,714,027	$18,939,317	$17,987,502
Average net insurance policy liabilities(2)	11,377,104	10,954,500	10,460,539
Average debt and preferred securities (at amortized cost)	2,127,305	2,053,935	1,859,298
(1)Includes $71 thousand of required interest on Federal Home Loan Bank (FHLB) funding agreements in 2022.
(2)Net of deferred acquisition costs, excluding the associated unrealized gains and losses thereon.

Excess investment income declined slightly in 2022 when compared with 2021. Excess investment income per diluted common share increased 4% during 2022 when compared with 2021. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Net investment income increased at a compound annual growth rate of 3% over the 3 years ending 2022 while mean invested assets increased at a compound rate of 5% during the same period. The tax equivalent effective annual yield rate earned on the fixed maturity portfolio was 5.16% in 2022. Generally, investment income grows at a slower rate than the assets when the yield on new investments is lower than the yield on dispositions or the average portfolio yield. It also increases at a faster rate than the assets when new investment yields exceed the yield on dispositions or the average portfolio yield. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material negative impact on net investment income. In addition to fixed maturities, the Company has also invested in limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the investment funds for the year ended December 31, 2022 was 5.65%. See additional information in Note 4—Investments. The following chart presents the growth in net investment income and the growth in mean invested assets.

	2022	2021	2020
Growth in net investment income	3.7%	2.7%	1.8%
Growth in mean invested assets (at amortized cost)	4.1%	5.3%	5.6%

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss on the fixed maturities portfolio as of December 31, 2022, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

The great majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current GAAP accounting guidance for long-duration insurance products which mandate that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the discount rate to be used to calculate the benefit reserve liability and the amortization of the deferred acquisition cost asset for all insurance policies issued that year. That rate is based on the new money yields that we expect to earn on cash flow received in the future from policies of that issue year and cannot be changed. The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years as the rates of all prior issue years are also locked in. As such, the overall discount rate for the entire in force block of 5.8% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves and the deferred acquisition cost asset by issue year on the entire block of in force business. Business issued in the current year has little impact on the overall weighted-average discount rate due to the size of our in force business. In 2023, new guidance will become effective that will significantly impact the accounting for our long duration contracts including the determination of required interest. Please see Note 1—Significant Accounting Policies for additional information.

Since actuarial discount rates are locked in for life on essentially all of our business, benefit reserves and deferred acquisition costs are not affected by interest rate fluctuations unless a loss recognition event occurs. Due to the strength and consistency of our underwriting margins, we do not expect an extended low interest rate environment will cause a loss recognition event.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Information about interest on net policy liabilities is shown in the following table.

Required Interest on Net Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate
2022
Life and Health	$614,361	$10,373,972	5.9%
Annuity	44,589	1,000,440	4.5
FHLB Funding Agreement	71	2,692	2.6
Total	$659,021	$11,377,104	5.8
Increase in 2022	4.5%	3.9%
2021
Life and Health	$583,996	$9,912,914	5.9%
Annuity	46,437	1,041,586	4.5
Total	$630,433	$10,954,500	5.8
Increase in 2021	5.8%	4.7%
2020
Life and Health	$548,066	$9,391,680	5.8%
Annuity	47,868	1,068,859	4.5
Total	$595,934	$10,460,539	5.7
Increase in 2020	4.8%	3.9%

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Financing costs for the investment segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	2022	2021	2020
Interest on funded debt	$80,481	$78,183	$73,157
Interest on term loan	—	—	4,193
Interest on short-term debt	9,875	5,270	9,302
Other	39	33	52
Financing costs	$90,395	$83,486	$86,704

In 2022, financing costs increased 8% compared with prior year primarily due to rates on the short-term debt. In addition, interest on funded debt was higher in 2022 than the prior year as a result of the 4.80% Senior Notes issued in May 2022, prior the repayment of the 3.80% Senior Notes on September 15, 2022. More information on our debt transactions is disclosed in the Financial Condition section of this report and in Note 11—Debt.

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

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The following table summarizes our tax-effected realized gains (losses) by component for each of the three years ended December 31, 2022.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2022		2021		2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(44,792)	$(0.45)	$(8,100)	$(0.08)	$(28,844)	$(0.27)
Matured or other redemptions(1)	19,076	0.19	35,684	0.34	11,712	0.11
Provision for credit losses	306	—	2,337	0.02	(2,643)	(0.03)
Fair value option—change in fair value	(23,189)	(0.23)	18,105	0.18	826	0.01
Other(2)	(11,874)	(0.12)	6,194	0.06	17,034	0.16
Total Realized investment gains (losses)—investments	(60,473)	(0.61)	54,220	0.52	(1,915)	(0.02)
Loss on redemption of debt	—	—	(7,358)	(0.07)	(501)	—
Total realized gains (losses)	$(60,473)	$(0.61)	$46,862	$0.45	$(2,416)	$(0.02)
(1)During the three years ended December 31, 2022, 2021, and 2020, the Company recorded $147.6 million, $109.2 million, and $219.8 million of exchanges of fixed maturity securities (noncash transactions) that resulted in $1.5 million, $19.9 million, and $6.2 million, respectively, in realized gains (losses), net of tax.
(2)Other realized gains (losses) are primarily a result of changes in the fair value of exchange traded funds.

As investment yields increased in 2022, the Company disposed of certain fixed maturity investments to improve the risk-adjusted, capital-adjusted returns on the portfolio. While we realized losses, we were able to enhance the yield, credit quality and diversification of the portfolio.

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

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
call date and call price after acquisition ("first call date"). For all other callable bonds, the yield is calculated to maturity date.

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cost of acquisitions(1):
Investment-grade corporate securities	$812,697	$566,400	$686,844
Investment-grade municipal securities	599,946	434,482	543,088
Other investment-grade securities	7,577	10,465	34,171
Total fixed maturity acquisitions	$1,420,220	$1,011,347	$1,264,103

Effective annual yield (one year compounded)(2)	5.18%	3.39%	3.73%
Average life (in years to next call)	13.5	21.7	15.8
Average life (in years to maturity)	22.8	31.7	26.3
Average rating	A	A+	A
(1)Fixed maturity acquisitions included unsettled trades of $0 in 2022, $7 million in 2021 and $2 million in 2020.
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

During 2021 and 2022, acquisitions consisted of securities spanning a diversified range of issuers, industry sectors, and geographical regions. All of the acquired securities were investment grade. In addition to the fixed maturity acquisitions, Globe Life invested $290 million in other long-term investments in 2022 and $258 million in 2021. These investments include primarily investment funds. See Note—4 Investments for further discussion.

New cash flow available for investment has been primarily provided through our insurance operations, cash received on existing investments, and proceeds from dispositions. While dispositions increase funds available for investment, as noted earlier in this discussion, they can also have a negative impact on investment income if the proceeds from the dispositions are reinvested at lower yields than the bonds that were disposed. Dispositions were $852 million in 2022 and $428 million in 2021.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's other investments in Other Investment Information within Note 4—Investments.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At December 31,
	2022	2021
Average annual effective yield(1)	5.19%	5.17%
Average life, in years, to:
Next call(2)	14.7	15.7
Maturity(2)	18.5	19.0
Effective duration to:
Next call(2,3)	8.8	10.6
Maturity(2,3)	10.4	12.2
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

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2022 and 2021.

Fixed Maturities by Sector
December 31, 2022
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$107,355	$22	$(13,966)	$93,411	$2,375,633	$44,578	$(216,938)	$2,203,273	13	13
Banks	26,944	84	(192)	26,836	1,336,868	14,035	(100,038)	1,250,865	7	8
Other financial	74,963	1	(22,026)	52,938	1,195,293	4,513	(187,513)	1,012,293	7	6
Total financial	209,262	107	(36,184)	173,185	4,907,794	63,126	(504,489)	4,466,431	27	27
Industrial
Energy	44,723	—	(10,168)	34,555	1,436,598	22,637	(101,923)	1,357,312	8	8
Basic materials	—	—	—	—	1,090,309	14,913	(95,958)	1,009,264	6	6
Consumer, non-cyclical	—	—	—	—	2,146,003	20,427	(232,196)	1,934,234	12	12
Other industrials	25,461	—	(522)	24,939	1,212,674	19,107	(121,540)	1,110,241	6	7
Communications	28,499	—	(2,253)	26,246	857,375	7,779	(110,132)	755,022	5	5
Transportation	—	—	—	—	520,029	11,684	(34,269)	497,444	3	3
Consumer. cyclical	149,465	—	(27,822)	121,643	592,657	4,903	(85,005)	512,555	3	3
Technology	—	—	—	—	247,996	90	(59,672)	188,414	1	1
Total industrial	248,148	—	(40,765)	207,383	8,103,641	101,540	(840,695)	7,364,486	44	45
Utilities	35,496	433	(3,173)	32,756	1,924,190	36,670	(125,713)	1,835,147	11	11
Total corporates	492,906	540	(80,122)	413,324	14,935,625	201,336	(1,470,897)	13,666,064	82	83
States, municipalities, and political divisions:
General obligations	—	—	—	—	915,725	5,041	(167,393)	753,373	5	5
Revenues	—	—	—	—	1,875,305	19,287	(338,054)	1,556,538	10	9
Total states, municipalities, and political divisions	—	—	—	—	2,791,030	24,328	(505,447)	2,309,911	15	14
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	449,603	33	(51,674)	397,962	2	2
Collateralized debt obligations	37,098	13,266	—	50,364	37,098	13,266	—	50,364	—	—
Other asset-backed securities	12,493	—	(1,618)	10,875	88,336	4	(9,276)	79,064	1	1
Total fixed maturities	$542,497	$13,806	$(81,740)	$474,563	$18,301,692	$238,967	$(2,037,294)	$16,503,365	100	100

GL 2022 FORM 10-K

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

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the December 31, 2022 fixed maturity portfolio, representing 82% of amortized cost, net and 83% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At December 31, 2022, the total fixed maturity portfolio consisted of 979 issuers.

Fixed maturities had a fair value of $16.5 billion at December 31, 2022, compared with $21.3 billion at December 31, 2021. The net unrealized gain (loss) position in the fixed-maturity portfolio decreased from a $3.5 billion gain position at December 31, 2021 to a loss position of $1.8 billion at December 31, 2022 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at December 31, 2022 and December 31, 2021, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at December 31, 2022 and December 31, 2021, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse, or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $466 million at amortized cost, net of allowance for credit losses ($425 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At December 31, 2022
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$828,315	5	$733,524	4
AA	2,779,587	15	2,260,257	14
A	4,752,633	26	4,438,913	27
BBB+	3,934,053	21	3,639,118	22
BBB	4,254,730	23	3,844,182	23
BBB-	1,209,877	7	1,112,808	7
Total investment grade	17,759,195	97	16,028,802	97	A-

Below investment grade:
BB	462,356	3	389,132	3
B	43,044	—	35,067	—
Below B	37,097	—	50,364	—
Total below investment grade	542,497	3	474,563	3	BB-
	$18,301,692	100	$16,503,365	100

Weighted average composite quality rating					A-

GL 2022 FORM 10-K

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

The overall quality rating of the portfolio is A-, the same as year-end 2021. Fixed maturities rated BBB are 51% of the total portfolio at December 31, 2022 compared with 54% at year-end 2021, and the percentage of BBB bonds to the overall portfolio has been declining since the end of 2018. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of December 31, 2022. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$701,546	$840,739
Downgrades by rating agencies	50,147	—
Upgrades by rating agencies	(97,462)	(67,078)
Dispositions	(116,791)	(78,712)
Provision for credit losses	(31)	2,959
Amortization and other	5,088	3,638
Balance at end of period	$542,497	$701,546

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 9% of our shareholders’ equity, excluding the effect of unrealized gains or losses on fixed maturities as of December 31, 2022. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

Market Risk Sensitivity. Globe Life's investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the Company’s investment portfolio. Since 91% of the carrying value of our investments is attributable to fixed maturity investments and these investments are predominately fixed-rate investments, the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio rising, and increases in interest rates cause the fair value to decline. Under normal market conditions, we are not concerned about unrealized losses that are interest rate driven since we would not expect to realize them. Globe Life does not generally intend to sell the securities prior to maturity and, likely, will not be required to sell the securities prior to recovery of amortized cost. The long-term nature of our insurance policy liabilities and strong operating cash-flow substantially mitigate any future need to liquidate portions of the portfolio. The increase or decrease in the fair value of insurance liabilities and debt due to increases or decreases in market interest rates largely offsets the impact of rates on the investment portfolio. However, as is permitted by GAAP, these liabilities are not recorded at fair value.

The following table illustrates the interest rate risk sensitivity of our fixed maturity portfolio at December 31, 2022 and 2021. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

	At December 31,
Change in Interest Rates(1)	2022	2021
(200)	$20,059,000	$26,939,000
(100)	18,177,000	23,916,000
0	16,503,000	21,305,000
100	15,015,000	19,045,000
200	13,690,000	17,082,000
(1) In basis points.

GL 2022 FORM 10-K

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

The following table is an analysis of operating expenses for the three years ended December 31, 2022.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2022		2021		2020
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$129,711	3.0	$115,852	2.8	$105,935	2.8
Other employee costs	42,319	1.0	41,841	1.0	39,885	1.0
Information technology costs	55,526	1.3	47,923	1.2	45,742	1.2
Legal costs	12,056	0.3	15,494	0.4	11,256	0.3
Other administrative costs	59,729	1.4	50,521	1.2	48,129	1.3
Total insurance administrative expenses	299,341	7.0	271,631	6.6	250,947	6.6

Parent company expense	11,156		9,553		9,891
Stock compensation expense	35,650		30,272		35,892
Legal proceedings	2,496		8,139		3,275
Non-operating expenses	5,311		2,434		1,033
Total operating expenses, per Consolidated Statements of Operations	$353,954		$322,029		$301,038

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Total insurance administrative expenses increase (decrease) over prior year	$27,710	10.2	$20,684	8.2	$10,626	4.4
Total operating expenses increase (decrease) over prior year	31,925	9.9	20,991	7.0	(3,787)	(1.2)

Total operating expenses 2022 increased 10% over the prior year reflecting higher insurance administrative expenses. Insurance administrative expenses increased $28 million primarily due to higher information technology costs, including associated information technology salaries, higher employee costs in general, and higher administrative costs associated with the acquisition of Globe Life Benefits, which occurred in late 2021. Insurance administrative expenses as a percent of premium were 7.0%, compared to 6.6% for the same period in 2021.

GL 2022 FORM 10-K

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
The following table summarizes share purchase activity for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2022		2021		2020
Purchases with:	Shares	Amount	Shares	Amount	Shares	Amount
Share repurchase program	3,322	$335,145	4,784	$455,030	4,459	$380,112
Option proceeds	1,103	119,493	858	86,405	676	63,754
Total	4,425	$454,638	5,642	$541,435	5,135	$443,866

Throughout the remainder of this discussion, share purchases refer only to those made from excess cash flow at the Parent Company.

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from multiple sources: positive cash flow from operations, a portfolio of marketable securities, a revolving credit facility, commercial paper and the Federal Home Loan Bank.

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

GL 2022 FORM 10-K

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

	Year Ended December 31,
	(Amounts in Thousands)
	Projected 2023	2022	2021	2020
Liquidity Sources:
Dividends from Subsidiaries	$465,000	$407,042	$478,535	$485,871
Excess Cash Flows	345,000	278,434	370,120	387,606

For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 12—Shareholders' Equity. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. At December 31, 2022, the Parent Company had access to $91 million of invested cash, net intercompany receivables, and other liquid assets. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a revolving credit facility with a group of lenders which allows unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While Globe Life can request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility is further designated as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. As of December 31, 2022, we had available $340 million of additional borrowing capacity under this facility, compared with $295 million a year earlier. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. Globe Life has consistently been able to issue commercial paper as needed during the three years ended December 31, 2022. As discussed in Note 11—Debt, on September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020. The five-year credit agreement will now mature on September 30, 2026. As of December 31, 2022, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Globe Life to obtain third-party financing, which could cause an insignificant increase in financing costs. On October 26, 2021, the letters of credit were amended to reduce the amount outstanding from $135 million to $125 million. The outstanding letters of credit remained at $125 million at December 31, 2022.

The Parent Company expects to have readily available funds for 2023 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing. Refer to Note 6—Commitments and Contingencies and the discussion surrounding the Company's obligations over the next five years.

As noted above, the Parent Company had access to $91 million of liquid assets available as of December 31, 2022. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $1.42 billion in 2022, compared with $1.44 billion in 2021. In addition to cash inflows from operations, our companies received proceeds

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
from maturities, calls, and repayments of fixed maturities in the amount of $462 million in 2022, compared with $311 million in 2021. As noted under the caption Credit Facility in Note 11, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $207 million at the end of 2022 compared with $161 million at the end of 2021. In addition to these liquid assets, the entire $16.5 billion (fair value at December 31, 2022) portfolio of fixed income securities is available for sale in the event of an unexpected need. Approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and general intent to hold any securities until recovery or maturity. Our strong cash flows from operations, ongoing investment maturities, and credit line availability make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Debt: The carrying value of the long-term debt was $1.6 billion at December 31, 2022, an increase from $1.5 billion a year earlier. A complete analysis and description of long-term debt issues outstanding is presented in Note 11—Debt.

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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2022, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company concludes that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. As of December 31, 2022, our consolidated Company Action Level RBC ratio was 321%, compared to 315% in the prior year. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

In August 2022, the NAIC fully adopted new and expanded C-2 life insurance mortality risk factors. The adoption of these factors resulted in higher amounts of required capital related to our life insurance liabilities. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Shareholder's Equity: As noted under the caption Analysis of Share Purchases within this report, we have an ongoing share repurchase program.

Globe Life has continually increased the quarterly dividend on its common shares over the past three years.

	Year Ended December 31,
	Projected 2023	2022	2021	2020
Quarterly dividend by annual year	$0.2250	$0.2075	$0.1975	$0.1875

Shareholders’ equity was $4.9 billion at December 31, 2022, compared with $8.6 billion at December 31, 2021, a decrease of $3.7 billion or 43%. Since December 31, 2021, shareholders’ equity was reduced by $4.2 billion due to after-tax unrealized losses in the fixed-maturity portfolio as interest rates increased over the period offset by $740 million of net income during this period. In addition, shareholders' equity was reduced by $335 million in share

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
purchases under the repurchase program and an additional $119 million in share purchases to offset the dilution from stock option exercises.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Excess cash flow, as we define it, results primarily from the dividends received by the Parent Company from its subsidiaries less the interest paid on debt. The cash received by the Parent Company from our insurance subsidiaries is after they have made substantial investments during the year to grow the business. Possible uses of excess cash flow include, but are not limited to, share repurchases, acquisitions, increases in shareholder dividends, investment in securities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that targeted capital levels are maintained in our insurance subsidiaries. If market conditions are favorable, we currently expect that share repurchases will continue to be a primary use of those funds.

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

While a majority of invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as that of assets, with changes in value applied directly to shareholders’ equity. Due to the size of our policy liabilities in relation to our shareholders’ equity, an inconsistency exists in measurement, which may have a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios. Due to the long-term nature of our fixed maturities and liabilities and the strong cash flows consistently generated by our insurance subsidiaries, we have the general intent and ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by market rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

GL 2022 FORM 10-K

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

Selected Financial Data
(Dollar amounts in thousands, except per share data)

	At
	December 31, 2022		December 31, 2021		December 31, 2020
	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)	GAAP	Effect of Accounting Rule Requiring Revaluation(1)
Fixed maturities	$16,503,365	$(1,798,327)	$21,305,287	$3,500,365	$21,213,509	$4,019,710
Deferred acquisition costs(2)	5,249,907	5,380	4,914,728	(4,327)	4,595,444	(5,955)
Total assets	25,537,159	(1,792,947)	29,768,048	3,496,038	29,046,731	4,013,755
Short-term debt	449,103	—	479,644	—	254,918	—
Long-term debt	1,627,952	—	1,546,494	—	1,667,886	—
Shareholders' equity	4,895,861	(1,416,428)	8,642,806	2,761,870	8,771,092	3,170,866

Book value per diluted share	49.65	(14.36)	85.97	27.47	83.19	30.07
Debt to capitalization(3)	29.8%	5.0%	19.0%	(6.6)%	18.0%	(7.6)%

Diluted shares outstanding	98,615		100,535		105,429
Actual shares outstanding	96,740		99,567		103,797
(1)Amount added to (deducted from) comprehensive income to produce the stated GAAP item, per accounting rule ASC 320-10-35-1.
(2)Includes the value of business acquired (VOBA).
(3)Globe Life's debt covenants require that the effect of this accounting rule be removed to determine this ratio. This ratio is computed by dividing total debt by the sum of total debt and shareholders’ equity.

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following table presents these ratings for our five largest insurance subsidiaries at December 31, 2022.

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

GL 2022 FORM 10-K

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

Approximately 90% of our liabilities for future policy benefits at December 31, 2022 were traditional insurance liabilities where the liability is determined as the present value of future benefits less the present value of the portion of the gross premium required to pay for such benefits. The assumptions used in estimating the future benefits for this portion of business are set at the time of contract issue. These assumptions are “locked in” and are not revised for the lifetime of the contracts, except where there is a premium deficiency, as defined in Note 1—Significant Accounting Policies under the caption Future Policy Benefits. Otherwise, variability in the accrual of policy reserve liabilities after policy issuance is caused only by variability of the inventory of in force policies.

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

Over 99% of our deferred acquisition costs at December 31, 2022 were related to traditional products and are being amortized over the premium-paying period in proportion to the present value of actual historic and estimated future gross premiums. The projection assumptions for this business are set at the time of contract issue. These assumptions are “locked-in” at that time and, except where there is a loss recognition issue, are not revised for the lifetime of the contracts. Absent a premium deficiency, variability in amortization after policy issuance is caused only by variability in premium volume. We have not recorded a deferred acquisition cost loss recognition event for assets related to this business for any period in the three years ended December 31, 2022.

GL 2022 FORM 10-K

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

At times, the values of our fixed maturities can also be affected by illiquidity in the financial markets. Illiquidity would contribute to a spread widening, and accordingly to unrealized losses, on many securities that we would expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and general intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed maturity investments is presented in Note 1—Significant Accounting Policies and in Note 4—Investments under the captions Fair Value Measurements in both notes. There were no significant changes in the valuation process in the current year.

Investments: Allowance for Credit Losses. We continually monitor our investment portfolio for investments where fair value has declined below carrying value to determine if a credit loss event has occurred. When a credit event does occur, an allowance for credit loss is recorded and the corresponding provision is recognized in the Consolidated Statements of Operations in Realized Gains or Losses. Non-credit related fluctuations in the fair value are recorded in Other Comprehensive Income. The policies and procedures that we use to evaluate and account for allowance for credit losses are disclosed in Note 1—Significant Accounting Policies and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an allowance for credit loss, it is difficult to predict the future prospects of a distressed or impaired security.

GL 2022 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Defined benefit pension plans. We maintain funded defined benefit plans covering most full-time employees. We also have an unfunded nonqualified defined benefit plan covering a limited number of officers. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2022, our gross liability under these plans was $563 million, but was offset by assets of $500 million.

The actuarial assumptions used in determining our obligations/expenses for pensions include: employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. Additionally, a corridor approach is used to amortize any unrecognized gains or losses outside the corridor (the standard 10% of the greater of plan PBO and fair value assets) and have an amortization service period of approximately nine years. These assumptions have an important effect on the pension obligation. A decrease in the discount rate will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2022 and projected benefit obligation as of December 31, 2022.

Pension Assumptions
(Dollar amounts in thousands)

Assumption	Change(1)	Impact on Expense	Impact on Projected Benefit Obligation
Discount Rate(2):
Increase	25	$(2,020)	$(18,163)
Decrease	(25)	882	19,148
Expected Return(3):
Increase	25	(1,381)	—
Decrease	(25)	1,381	—
(1)In basis points.
(2)The discount rate for determining the net periodic benefit cost was 3.19% for 2022. The discount rate used for determining the projected benefit obligation as of December 31, 2022 was 5.71%.
(3)The expected long-term return rate assumed was 6.98% at December 31, 2022, and 6.67% in the prior year. Management considers both historical and future yields to determine the expected return.

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

GL 2022 FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements Index

GL 2022 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globe Life Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investments in fixed maturities classified as available for sale are reported at fair value in the financial statements. The investments without readily determinable market values are valued using significant unobservable inputs such as credit ratings and discount rates. The balance of investments without readily determinable market values was $528 million as of December 31, 2022. These inputs involve considerable judgment by management.

GL 2022 FORM 10-K

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

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 22, 2023

We have served as the Company’s auditor since 1999.

GL 2022 FORM 10-K

Globe Life Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2022	2021
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2022—$18,301,692; 2021—$17,805,309, allowance for credit losses: 2022— $0; 2021— $387)	$16,503,365	$21,305,287
Policy loans	614,866	589,634
Other long-term investments (includes: 2022—$768,689; 2021—$640,263 under the fair value option)	976,016	793,925
Short-term investments	114,121	69,145
Total investments	18,208,368	22,757,991
Cash	92,559	92,163
Accrued investment income	259,581	251,307
Other receivables	484,887	487,443
Deferred acquisition costs	5,249,907	4,914,728
Goodwill	481,791	481,791
Other assets	760,066	782,625
Total assets	$25,537,159	$29,768,048
Liabilities:
Future policy benefits	$16,721,846	$16,034,727
Unearned and advance premium	60,742	65,472
Policy claims and other benefits payable	430,027	412,940
Other policyholders' funds	123,362	98,935
Total policy liabilities	17,335,977	16,612,074
Current and deferred income taxes	686,172	1,765,021
Short-term debt	449,103	479,644
Long-term debt (estimated fair value: 2022—$1,440,277; 2021—$1,667,009)	1,627,952	1,546,494
Other liabilities	542,094	722,009
Total liabilities	20,641,298	21,125,242
Commitments and Contingencies (Note 6)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2022 and 2021	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2022—105,218,183 issued; 2021—109,218,183 issued)	105,218	109,218
Additional paid-in-capital	529,661	520,564
Accumulated other comprehensive income (loss)	(1,415,714)	2,677,583
Retained earnings	6,466,220	6,182,100
Treasury stock, at cost: (2022—8,478,288 shares; 2021—9,650,845 shares)	(789,524)	(846,659)
Total shareholders' equity	4,895,861	8,642,806
Total liabilities and shareholders' equity	$25,537,159	$29,768,048

See accompanying Notes to Consolidated Financial Statements.

GL 2022 FORM 10-K

Globe Life Inc.
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Life premium	$3,023,296	$2,898,210	$2,672,804
Health premium	1,279,412	1,201,676	1,141,097
Other premium	1	1	4
Total premium	4,302,709	4,099,887	3,813,905

Net investment income	987,499	952,447	927,062
Realized gains (losses)	(76,548)	59,319	(4,371)
Other income	1,246	1,216	1,325
Total revenue	5,214,906	5,112,869	4,737,921

Benefits and expenses:
Life policyholder benefits	2,045,730	2,071,810	1,809,373
Health policyholder benefits	791,809	758,745	733,481
Other policyholder benefits	27,917	29,061	30,030
Total policyholder benefits	2,865,456	2,859,616	2,572,884

Amortization of deferred acquisition costs	624,407	603,838	575,770
Commissions, premium taxes, and non-deferred acquisition costs	374,383	331,510	304,841
Other operating expense	353,954	322,029	301,038
Interest expense	90,395	83,486	86,704
Total benefits and expenses	4,308,595	4,200,479	3,841,237

Income before income taxes	906,311	912,390	896,684
Income tax benefit (expense)	(166,607)	(167,431)	(164,911)
Net income	$739,704	$744,959	$731,773

Basic net income per common share	$7.55	$7.30	$6.90

Diluted net income per common share	$7.47	$7.22	$6.82

See accompanying Notes to Consolidated Financial Statements.

GL 2022 FORM 10-K

Globe Life Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$739,704	$744,959	$731,773

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(5,332,818)	(492,267)	1,493,200
Other reclassification adjustments included in net income	32,377	(31,710)	32,809
Foreign exchange adjustment on fixed maturities recorded at fair value	1,749	4,632	2,330
Unrealized gains (losses) on fixed maturities	(5,298,692)	(519,345)	1,528,339

Unrealized gains (losses) on other investments	—	—	(18,306)
Total unrealized investment gains (losses)	(5,298,692)	(519,345)	1,510,033
Less applicable tax (expense) benefit	1,112,730	109,063	(317,111)
Unrealized gains (losses) on investments, net of tax	(4,185,962)	(410,282)	1,192,922

Deferred acquisition costs:
Unrealized gains (losses) attributable to deferred acquisition costs	9,707	1,628	1,533
Less applicable tax (expense) benefit	(2,039)	(342)	(321)
Unrealized gains (losses) attributable to deferred acquisition costs, net of tax	7,668	1,286	1,212

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(25,219)	(4,955)	14,230
Less applicable tax (expense) benefit	5,296	1,040	(2,986)
Foreign exchange translation adjustments, other than securities, net of tax	(19,923)	(3,915)	11,244

Pension:
Amortization of pension costs	13,754	20,797	16,632
Plan amendments	—	(4,565)	—
Experience gain (loss)	119,055	61,299	(43,169)
Pension adjustments	132,809	77,531	(26,537)
Less applicable tax (expense) benefit	(27,889)	(16,281)	5,573
Pension adjustments, net of tax	104,920	61,250	(20,964)

Other comprehensive income (loss)	(4,093,297)	(351,661)	1,184,414
Comprehensive income (loss)	$(3,353,593)	$393,298	$1,916,187

See accompanying Notes to Consolidated Financial Statements.

GL 2022 FORM 10-K

Globe Life Inc.
Consolidated Statements of Shareholders' Equity
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Year Ended December 31, 2020
Balance at December 31, 2019	$—	$117,218	$531,554	$1,844,830	$5,551,329	$(750,624)	$7,294,307
Adoption of ASU 2016-13	—	—	—	—	(454)	—	(454)
Balance at January 1, 2020	—	117,218	531,554	1,844,830	5,550,875	(750,624)	7,293,853
Comprehensive income (loss)	—	—	—	1,184,414	731,773	—	1,916,187
Common dividends declared ($0.75 per share)	—	—	—	—	(79,067)	—	(79,067)
Acquisition of treasury stock	—	—	—	—	—	(443,866)	(443,866)
Stock-based compensation	—	—	14,410	—	(482)	21,964	35,892
Exercise of stock options	—	—	—	—	(26,908)	75,001	48,093
Retirement of treasury stock	—	(4,000)	(18,529)	—	(302,082)	324,611	—
Balance at December 31, 2020	—	113,218	527,435	3,029,244	5,874,109	(772,914)	8,771,092

Year Ended December 31, 2021
Balance at January 1, 2021	—	113,218	527,435	3,029,244	5,874,109	(772,914)	8,771,092
Comprehensive income (loss)	—	—	—	(351,661)	744,959	—	393,298
Common dividends declared ($0.79 per share)	—	—	—	—	(80,247)	—	(80,247)
Acquisition of treasury stock	—	—	—	—	—	(541,435)	(541,435)
Stock-based compensation	—	—	12,103	—	—	18,169	30,272
Exercise of stock options	—	—	—	—	(29,398)	99,224	69,826
Retirement of treasury stock	—	(4,000)	(18,974)	—	(327,323)	350,297	—
Balance at December 31, 2021	—	109,218	520,564	2,677,583	6,182,100	(846,659)	8,642,806

Year Ended December 31, 2022
Balance at January 1, 2022	—	109,218	520,564	2,677,583	6,182,100	(846,659)	8,642,806
Comprehensive income (loss)	—	—	—	(4,093,297)	739,704	—	(3,353,593)
Common dividends declared ($0.83 per share)	—	—	—	—	(80,956)	—	(80,956)
Acquisition of treasury stock	—	—	—	—	—	(454,638)	(454,638)
Stock-based compensation	—	—	29,119	—	(345)	6,876	35,650
Exercise of stock options	—	—	—	—	(29,838)	136,430	106,592
Retirement of treasury stock	—	(4,000)	(20,022)	—	(344,445)	368,467	—
Balance at December 31, 2022	$—	$105,218	$529,661	$(1,415,714)	$6,466,220	$(789,524)	$4,895,861

See accompanying Notes to Consolidated Financial Statements.

GL 2022 FORM 10-K

Globe Life Inc.
Consolidated Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$739,704	$744,959	$731,773
Adjustments to reconcile net income to cash provided from operations:
Increase (decrease) in future policy benefits	828,028	854,770	798,936
Increase (decrease) in other policy benefits	36,784	18,144	33,810
Deferral of policy acquisition costs	(960,583)	(906,247)	(822,985)
Amortization of deferred policy acquisition costs	624,407	603,838	575,770
Change in current and deferred income taxes	50,718	71,919	88,157
Realized (gains) losses	76,548	(59,319)	4,371
Other, net	26,588	109,616	66,602
Cash provided from (used for) operating activities	1,422,194	1,437,680	1,476,434

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	390,392	116,656	52,681
Fixed maturities available for sale—matured or other redemptions	462,002	310,991	416,321
Other long-term investments	83,151	36,346	42,990
Total investments sold or matured	935,545	463,993	511,992
Acquisition of investments:
Fixed maturities—available for sale	(1,420,220)	(1,004,384)	(1,262,434)
Other long-term investments	(290,482)	(258,296)	(266,230)
Total investments acquired	(1,710,702)	(1,262,680)	(1,528,664)
Net (increase) decrease in policy loans	(25,232)	(5,255)	(8,887)
Net (increase) decrease in short-term investments	(44,976)	38,637	(69,497)
Additions to property and equipment	(27,929)	(38,244)	(41,756)
Other investing activities	—	(56,700)	(7,051)
Investments in low-income housing interests	(69,721)	(53,121)	(37,867)
Cash provided from (used for) investing activities	(943,015)	(913,370)	(1,181,730)

Cash provided from (used for) financing activities:
Issuance of common stock	106,592	69,826	48,093
Cash dividends paid to shareholders	(80,547)	(80,043)	(78,192)
Repayment of debt	(150,000)	(300,000)	(386,875)
Proceeds from issuance of debt	250,492	325,000	700,000
Payment for debt issuance costs	(5,272)	(7,687)	(5,844)
Net borrowing (repayment) of commercial paper	(46,289)	74,974	(34,445)
Acquisition of treasury stock	(454,638)	(541,435)	(443,866)
Net receipts (payments) from deposit-type products	(112,791)	(64,238)	(72,928)
Cash provided from (used for) financing activities	(492,453)	(523,603)	(274,057)

Effect of foreign exchange rate changes on cash	13,670	(3,391)	(1,733)
Net increase (decrease) in cash	396	(2,684)	18,914
Cash at beginning of year	92,163	94,847	75,933
Cash at end of year	$92,559	$92,163	$94,847

See accompanying Notes to Consolidated Financial Statements.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: (Globe Life), (the Company), refers to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and Globe Life Inc. subsidiaries and affiliates. Globe Life Inc.'s direct or indirect primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company. The underwriting companies are owned by their ultimate corporate parent, Globe Life Inc. (Parent Company)

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into four reportable segments: life insurance, supplemental health insurance, annuities, and investments.

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

Acquisition: On August 1, 2021, the Company acquired Beazley Benefits, an operating unit of Beazley Insurance Company, Inc. for $59.2 million. In conjunction with this agreement, the Company also executed a 100% coinsurance agreement assuming the remaining inforce business produced by the unit. The acquisition was accounted for under the acquisition method of accounting as required by GAAP. This guidance requires the assets acquired and liabilities assumed be based on their fair values at the acquisition date. The goodwill related to the purchase is due to expected synergies as a result of combining operations with other factors. The results of operations since the acquisition date have been consolidated. The cash flows associated with the purchase are recorded in the Consolidated Statement of Cash Flows in "Other investing activities."

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

GL 2022 FORM 10-K

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

Each limited partnership investment is evaluated under applicable GAAP to determine if it is a variable interest entity (VIE) and would qualify for consolidation. Only primary beneficiaries are required or allowed to consolidate VIEs. The investments are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Globe Life's involvement is limited to its limited partnership interest in the entities. The Company has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value. The Company has approximately 2% of total assets in low-income housing tax credits and certain limited partnerships (investment funds) that qualify as unconsolidated VIEs.

The limited partnership investments are reported at the Company's pro-rata share of the investment fund's net asset value or its equivalent (NAV), as a practical expedient for fair value. Operating results provided by the partnerships can be on a lag up to 3 months; however, the Company makes adjustments for any material transactions occurring within the lag period. Changes in the net asset value are recorded in "Realized gains (losses)" on the Consolidated Statements of Operations. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. Periodic distributions are recorded in net investment income until cumulative distributions exceed our pro-rata share of cumulative operating earnings at which point the distributions will reduce carrying value. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. The Company had $201 million of capital called during the year from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $487 million as of December 31, 2022.

Commercial mortgage loan participations, a type of investment where the mortgage loan is shared among investors, are accounted for as financing receivables. The commercial mortgage loans are managed by a third-party. The Company purchased the legal rights to interests in commercial mortgage loans which are secured by properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of three years with the option to extend up to two years. The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses. Interest income, net of the amortization of origination fees, is recorded in "Net investment income" under the effective yield method. Our unfunded commitment balance to the commercial loan borrowers was $38 million as of December 31, 2022.

"Short-term investments" include investments in interest-bearing assets with original maturities of twelve months or less. Gains and losses realized on the disposition of investments are determined on a specific identification basis.

GL 2022 FORM 10-K

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

The great majority of Globe Life's "fixed maturities" are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2022, the Company's investments in fixed maturities were primarily composed of the following significant security types: corporate securities, state and municipal securities, U.S. government direct, guaranteed, and government-sponsored enterprises securities. The remaining security types represented approximately 1% of the total in the aggregate.

Approximately 97% of the fair value of "fixed maturities" reported at December 31, 2022 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers, but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

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

GL 2022 FORM 10-K

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

Globe Life invests in a portfolio of private placement fixed maturities. Private placement fixed maturities are generally not an active market. This portfolio is managed by third-parties. The portfolio managers provide valuations for the bonds based on a pricing matrix utilizing observable inputs, such as the benchmark treasury rate and published sector indices, and unobservable inputs such as an internally-developed credit rating. If observable inputs cannot be corroborated, the fair values are classified as Level 3. Refer to Note 4—Investments under the caption Quantitative Information about Level 3 Fair Value Measurements.

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

The fair values of Globe Life's long and short term debt issues are based on the same methodology as investments in fixed maturities. At December 31, 2022, observable inputs were available for these debt securities and as such were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2022 is disclosed in Note 11—Debt.

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

GL 2022 FORM 10-K

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
•Expected future cash flows.

The relative weight given to each of these factors can change over time as facts and circumstances change. In many cases, management believes it is appropriate to give more consideration to prospective factors than to retrospective factors. Prospective factors that are given more weight include prospects for recovery, the Company’s ability and general intent to hold the security until anticipated recovery, and expected future cash flows.

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

GL 2022 FORM 10-K

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

"Accrued investment income" also consists of interest income earned on the commercial mortgage loan portfolio, but which is yet to be received as of the balance sheet date. Accrued investment income will be placed in nonaccrual status at the time the loan is 90 days delinquent or otherwise deemed to be uncollectible by management. Any currently accrued investment income will subsequently be written off. As of December 31, 2022, the accrued interest receivable for commercial mortgage loans was $903 thousand. Commercial mortgage loans generally pay interest monthly, therefore accrued interest is typically for a period of less than 30 days.

As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the investment and separately reports it in another financial statement line item, "Accrued investment income." Additionally, the amount will be excluded from disclosures within Note 4—Investments.

Other Receivables: Agent debit balances primarily represent commissions advanced to insurance agents, a common industry practice. These balances are repaid to the Company over time, generally one year, as the premiums associated with the advanced commissions are collected by the Company and a portion of the agents' commissions on such premiums are retained in order to repay the balances. The balances were $460 million at December 31, 2022 and $467 million at December 31, 2021. When an agent sells a policy, commissions are advanced to the agent, and the collection of the advance is made as long as the policy stays in force. While there is a susceptibility to loss should an agent terminate or excessive policy lapses occur, the ability of the Company to continue to collect an agent's commission streams over time from prior sales of policies reduces the Company's exposure to loss.

The Company has a very low inherent risk with regards to the collection of agent debit balances and views these balances as recoverable since they are, in aggregate, less than the estimated present value of future commissions discounted at a conservative rate which includes assumptions for lapses and mortality. The Company’s security, or collateral, is in the form of future commission streams collected over the life of the policies sold by the respective agents, which ultimately revert to the Company in the event an agent is terminated. The Company evaluated the agent debit balances on a pool basis to determine the allowance for credit losses, as the loans have similar characteristics. A provision for credit losses will be recorded in "Realized gains (losses)" on the Consolidated Statements of Operations and the asset balance will be reflected in agent debit balances, net of allowance for credit losses ("Other receivables"). Based on factors considered by management, there were no additional credit losses recorded during the year ended December 31, 2022. As of December 31, 2022, the allowance for credit losses was $1.0 million.

Deferred Acquisition Costs: Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are essential for the acquisition of new insurance business and are directly related to the

GL 2022 FORM 10-K

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

DAC and VOBA are amortized in a systematic manner which matches these costs with the associated revenues. Policies other than universal life-type policies are amortized with interest over the estimated premium-paying period of the policies in a manner which charges each year’s operations in proportion to the receipt of premium income. Universal life-type policies are amortized with interest in proportion to estimated gross profits. The assumptions used to amortize acquisition costs include interest, mortality, and persistency, and are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and deposit-type products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. For all other products, amortization assumptions are generally not revised once established.

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

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Direct to Consumer advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Direct to Consumer advertising costs consist primarily of the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of DAC. Additionally, they are amortized in the same manner as other DAC. Direct to Consumer advertising costs charged to earnings and included in commissions, premium taxes, and non-deferred acquisition costs were $9.4 million, $10.0 million, and $9.8 million in 2022, 2021, and 2020, respectively. Unamortized capitalized advertising costs included within DAC were $1.5 billion at December 31, 2022 and $1.4 billion at December 31, 2021.

Goodwill: The excess cost of a business acquired over the fair value of net assets acquired is reported as goodwill. In accordance with the guidance, goodwill is subject to impairment testing on an annual basis, or whenever potential impairment triggers occur. Impairment testing involves the performance of a qualitative analysis, which involves assessing current events and circumstances to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event the fair value is less than the carrying value, further testing is required to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of the test. Globe Life tests its goodwill annually as of June 30th for each of the years 2020 through 2022. The Company's goodwill was not impaired in any of those periods.

Low-Income Housing Tax Credit Interests: Globe Life invests in limited partnerships that provide low-income housing tax credits and other related federal income tax benefits to the Company. Globe Life holds passive interests in limited partnerships that provide investment returns through the provision of tax benefits (principally from the transfer of federal or state tax credits related to federal low-income housing). These investments are considered to be VIEs and do not qualify for consolidation. The carrying value of the Company's investment in these entities was $315 million and $328 million at December 31, 2022 and 2021, respectively, and was included in "Other assets" on the Consolidated Balance Sheets. As of December 31, 2022, Globe Life was obligated under future commitments of $137 million, which are recorded in "Other liabilities". For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization, while the proportional method of amortization is

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
utilized for all non-guaranteed and guaranteed investments acquired on or after January 1, 2015. All amortization expense is recorded in "Income tax benefit (expense)" on the Consolidated Statements of Operations.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less accumulated depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to ten years for equipment and fifteen to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $406 million at December 31, 2022 and $378 million at December 31, 2021. Accumulated depreciation was $194 million at the end of 2022 and $173 million at the end of 2021. Depreciation expense was $21 million in 2022, $20 million in 2021, and $17 million in 2020. Internally generated software costs are expensed as incurred in the preliminary project phase and post-implementation phase, and are capitalized during the application development stage. Additionally, implementation costs incurred in a hosting arrangement that is a service contract are capitalized.

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

Assumptions used for traditional life and health insurance products are based primarily on Company experience. Assumptions for interest rates range from 2.5% to 7.0% for Globe Life's insurance companies with an overall weighted average assumed rate of 5.8%. Mortality tables used for individual life insurance include various industry tables and reflect modifications of a variety of generally accepted actuarial tables based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse and persistency assumptions are based on Globe Life's experience. Once established, assumptions for these products are generally not changed. An additional provision is made on most products to allow for possible adverse deviation from the assumptions. These estimates are reviewed annually and compared with actual experience. If it is determined that existing contract liabilities, together with the present value of future gross premiums, will not be sufficient to cover the present value of future benefits and to recover unamortized deferred acquisition costs, then a premium deficiency exists. Such a deficiency would be recognized immediately by a charge to earnings and either a reduction of unamortized deferred acquisition costs or an increase in the liability for future policy benefits. From that point forward, the liability for future policy benefits would be based on revised assumptions.

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

GL 2022 FORM 10-K

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

Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized evenly over the contract period and when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $13.5 million, $14.2 million, and $14.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Other premium consists of annuity policy charges in each year. For most insurance products, the related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of DAC in a manner which recognizes profits as they are earned over the revenue recognition period. For limited-payment life insurance products, the profits are recognized over the contract period.

Stock-Based Compensation: Globe Life accounts for stock-based compensation by recognizing an expense in the consolidated financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

The fair value method requires the use of an option valuation model to value employee stock options. Globe Life has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2020 through 2022 is as follows:

	2022	2021	2020
Volatility factor	22.3%	21.8%	15.7%
Dividend yield	0.8%	0.8%	0.7%
Expected term (in years)	5.12	5.11	5.12
Risk-free rate	1.9%	0.6%	1.2%

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

GL 2022 FORM 10-K

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

Earnings per Share: Globe Life presents basic and diluted earnings per common share (EPS) on the face of the Consolidated Statements of Operations for income from operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 12—Shareholders' Equity.

GL 2022 FORM 10-K

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

In summary, the Company continues to assess the impact the adoption will have on the consolidated financial statements and has determined it will have a significant impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity, and the Consolidated Statements of Comprehensive Income (Loss). On a quarterly basis, the Company’s future policy benefits will be remeasured utilizing an upper-medium grade fixed-income instrument yield and the effects of the change will be recognized in Accumulated Other Comprehensive Income (AOCI), a component of shareholders’ equity. At least annually, the Company will update its estimate of cash flows used for establishing reserves using actual historical experience and updated future cash flow assumptions, such as mortality, morbidity, and persistency. Finally, the adoption requires changes in the future treatment of our Deferred Acquisition Cost (DAC) asset and is expected to result in a significant reduction to DAC amortization in the near to intermediate term.

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

On the Transition Date, using current discount rates applicable at that time, we expect the after-tax impact to AOCI to be a decrease in the range of $7.5 billion to $8.5 billion due to a $9.5 billion to $11.0 billion increase in future policy benefits. Holding all else equal as of the Transition Date, but using discount rates as of December 31, 2022, the after-tax decrease in AOCI would have been $1.2 billion to $1.8 billion due to a $1.5 billion to $2.3 billion increase in future policy benefits. Under the new standard, the future policy benefits recorded on the Consolidated Balance Sheets are different than those used in the determination of net income. Future policy benefits recorded within the Consolidated Balance Sheets are determined using current discount rates as of the valuation date, while future policy benefits used for the determination of net income are determined using locked-in discount rates3 based on policy issue dates. On the Transition Date, two significant drivers of the increase in future policy benefits and decrease in AOCI within the Consolidated Balance Sheets are the lower level of current discount rates as compared to the locked-in discount rates used under prior guidance and the long average life of the Company’s life insurance cash flow
3 Locked-in discount rates are those discount rates which are established at issue and locked-in for each year of issue for use in establishing reserves to compute net income.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
s. Another driver of the large increase in future policy benefits is the required use of the same net premium ratio4 using locked-in discount rates and current discount rates.

The new guidance requires a more granular assessment of the net premium ratio. Any blocks of business that require increases in future policy benefits to minimum levels, or that have a net premium ratio greater than 100%, will require an adjustment to the opening balance of retained earnings (decrease). At the Transition Date, we expect an immaterial decrease to opening retained earnings related to these items.

Under the new standard, the annual amortization of DAC in our Consolidated Statements of Operations will be significantly lower in the near and intermediate term due to: 1) the requirement to no longer defer renewal commissions until such year as the commissions are actually incurred, 2) the requirement to no longer accrue and amortize interest on our DAC balances, and 3) the modification of the method for amortizing DAC including the updating of assumptions. For business with deferrals of renewal commissions, as is the case with our captive agency channels, the expected amortization rate, as a percentage of premium, for certain blocks of business will no longer be level but will increase over the period of time during which commissions are deferred. The decrease in amortization in the near term will primarily impact our life insurance line of business. In total, we expect the impact on net income, largely from the decrease in amortization, to be in the range of $105 million to $115 million, net of tax, for 2023.

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

4 The net premium ratio is the ratio between the present value of benefits and the present value of gross premium.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 2—Statutory Accounting

Life insurance subsidiaries of Globe Life are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2022	2021	2020	2022	2021
Life insurance subsidiaries	$444,294	$373,703	$441,589	$1,632,018	$1,523,247

The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to the Parent Company without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $588 million at December 31, 2022. More information on the restrictions on the payment of dividends can be found in Note 12—Shareholders' Equity.

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

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2020 through 2022:

	Available for Sale Assets	Deferred Acquisition Costs	Foreign Exchange	Pension Adjustments	Total
For the year ended December 31, 2020:
Balance at January 1, 2020	$1,982,650	$(5,916)	$12,058	$(143,962)	$1,844,830
Other comprehensive income (loss) before reclassifications, net of tax	1,167,003	1,212	11,244	(34,103)	1,145,356
Reclassifications, net of tax	25,919	—	—	13,139	39,058
Other comprehensive income (loss)	1,192,922	1,212	11,244	(20,964)	1,184,414
Balance at December 31, 2020	3,175,572	(4,704)	23,302	(164,926)	3,029,244

For the year ended December 31, 2021:
Other comprehensive income (loss) before reclassifications, net of tax	(385,231)	1,286	(3,915)	44,819	(343,041)
Reclassifications, net of tax	(25,051)	—	—	16,431	(8,620)
Other comprehensive income (loss)	(410,282)	1,286	(3,915)	61,250	(351,661)
Balance at December 31, 2021	2,765,290	(3,418)	19,387	(103,676)	2,677,583

For the year ended December 31, 2022:
Other comprehensive income (loss) before reclassifications, net of tax	(4,211,540)	7,668	(19,923)	94,055	(4,129,740)
Reclassifications, net of tax	25,578	—	—	10,865	36,443
Other comprehensive income (loss)	(4,185,962)	7,668	(19,923)	104,920	(4,093,297)
Balance at December 31, 2022	$(1,420,672)	$4,250	$(536)	$1,244	$(1,415,714)

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three years ended December 31, 2022.

	Year Ended December 31,			Affected line items in the Statement of Operations
Component Line Item	2022	2021	2020
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$32,165	$(37,874)	$26,345	Realized (gains) losses
Amortization of (discount) premium	212	6,164	6,464	Net investment income
Total before tax	32,377	(31,710)	32,809
Tax	(6,799)	6,659	(6,890)	Income tax benefit (expense)
Total after-tax	25,578	(25,051)	25,919
Pension adjustments:
Amortization of prior service cost	1,077	631	632	Other operating expense
Amortization of actuarial (gain) loss	12,677	20,166	16,000	Other operating expense
Total before tax	13,754	20,797	16,632
Tax	(2,889)	(4,366)	(3,493)	Income tax benefit (expense)
Total after-tax	10,865	16,431	13,139
Total reclassification (after-tax)	$36,443	$(8,620)	$39,058

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at December 31, 2022 and 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$394,439	$—	$27	$(38,968)	$355,498	2
States, municipalities, and political subdivisions	2,791,030	—	24,328	(505,447)	2,309,911	14
Foreign governments	55,164	—	6	(12,706)	42,464	—
Corporates, by sector:
Financial	4,907,794	—	63,126	(504,489)	4,466,431	27
Utilities	1,924,190	—	36,670	(125,713)	1,835,147	11
Energy	1,436,598	—	22,637	(101,923)	1,357,312	8
Other corporate sectors	6,667,043	—	78,903	(738,772)	6,007,174	37
Total corporates	14,935,625	—	201,336	(1,470,897)	13,666,064	83
Collateralized debt obligations	37,098	—	13,266	—	50,364	—
Other asset-backed securities	88,336	—	4	(9,276)	79,064	1
Total fixed maturities	$18,301,692	$—	$238,967	$(2,037,294)	$16,503,365	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL 2022 FORM 10-K

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at December 31, 2022, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At December 31, 2022
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$164,857	$165,085
Due after one year through five years	1,068,265	1,067,454
Due after five years through ten years	1,670,440	1,664,710
Due after ten years through twenty years	7,785,675	7,349,267
Due after twenty years	7,486,945	6,127,343
Mortgage-backed and asset-backed securities	125,510	129,506
	$18,301,692	$16,503,365

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Analysis of investment operations: "Net investment income" for the three years ended December 31, 2022, is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Fixed maturities available for sale	$910,284	$892,421	$873,352
Policy loans	46,586	45,318	44,801
Other long-term investments(1)	50,556	35,838	26,196
Short-term investments	2,156	24	545
	1,009,582	973,601	944,894
Less investment expense	(22,083)	(21,154)	(17,832)
Net investment income	$987,499	$952,447	$927,062
(1)For the years ended 2022, 2021 and 2020, the investment funds, accounted for under the fair value option method, recorded $40.3 million, $26.7 million, and $15.3 million, respectively, in net investment income.

An analysis of "realized gains (losses)" is as follows:

	Year Ended December 31,
	2022	2021	2020
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(32,552)	$34,916	$(22,999)
Provision for credit losses	387	2,959	(3,346)
Investment funds—fair value option	(29,353)	22,918	1,045
Other investments	(15,030)	7,840	21,563
Realized gains (losses) from investments	(76,548)	68,633	(3,737)
Realized loss on redemption of debt(2)	—	(9,314)	(634)
	(76,548)	59,319	(4,371)
Applicable tax	16,075	(12,457)	1,955
Realized gains (losses), net of tax	$(60,473)	$46,862	$(2,416)
(1)For the years ended 2022, 2021 and 2020, the Company recorded $147.6 million, $109.2 million, and $219.8 million of exchanges of fixed maturities (noncash transactions) that resulted in $1.9 million, $25.2 million, and $7.9 million, respectively, in realized gains (losses).
(2)Refer to Note 11—Debt for further discussion.
An analysis of the net change in unrealized investment gains (losses) is as follows:

	Year Ended December 31,
	2022	2021	2020
Change in unrealized investment gains (losses) on:
Fixed maturities available for sale	$(5,298,692)	$(519,345)	$1,528,339

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Selected information about sales of fixed maturities available for sale is as follows:

	Year Ended December 31,
	2022	2021	2020
Fixed maturities available for sale:
Proceeds from sales(1)	$390,392	$116,656	$52,681
Gross realized gains	1,296	1,848	2,642
Gross realized losses	(57,996)	(12,101)	(39,153)
(1)There were no unsettled sales in the periods ended December 31, 2022, 2021 and 2020.

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2022 and 2021:

	Fair Value Measurement at December 31, 2022:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$355,498	$—	$355,498
States, municipalities, and political subdivisions	—	2,309,911	—	2,309,911
Foreign governments	—	42,464	—	42,464
Corporates, by sector:
Financial	—	4,332,495	133,936	4,466,431
Utilities	—	1,723,832	111,315	1,835,147
Energy	—	1,346,212	11,100	1,357,312
Other corporate sectors	—	5,785,442	221,732	6,007,174
Total corporates	—	13,187,981	478,083	13,666,064
Collateralized debt obligations	—	—	50,364	50,364
Other asset-backed securities	—	79,064	—	79,064
Total fixed maturities	$—	$15,974,918	$528,447	$16,503,365
Percentage of total	—%	97%	3%	100%

GL 2022 FORM 10-K

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

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2020	$13,177	$74,104	$672,128	$759,409
Included in realized gains/losses	—	—	1,579	1,579
Included in other comprehensive income	(173)	(2,523)	17,082	14,386
Acquisitions(1)	—	—	67,820	67,820
Sales	—	—	—	—
Amortization	—	4,551	12	4,563
Other(2)	(134)	(4,534)	(44,116)	(48,784)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2020	12,870	71,598	714,505	798,973
Included in realized gains/losses	(82)	(6,787)	3,275	(3,594)
Included in other comprehensive income	63	12,447	(20,818)	(8,308)
Acquisitions(1)	—	—	25,000	25,000
Sales	(12,851)	(13,213)	—	(26,064)
Amortization	—	4,505	9	4,514
Other(2)	—	(5,045)	(80,283)	(85,328)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2021	—	63,505	641,688	705,193
Included in realized gains/losses	—	—	—	—
Included in other comprehensive income	—	(13,771)	(91,385)	(105,156)
Acquisitions(1)	—	—	—	—
Sales	—	—	—	—
Amortization	—	4,519	7	4,526
Other(2)	—	(3,889)	(72,227)	(76,116)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2022	$—	$50,364	$478,083	$528,447

Change in unrealized gains or losses for the period included in other comprehensive income for assets held at the end of the reporting period:
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
2020	$(173)	$(2,523)	$17,082	$14,386
2021	63	12,447	(20,818)	(8,308)
2022	—	(13,771)	(91,385)	(105,156)
(1)Acquisitions of Level 3 investments in each of the years 2020 through 2022 are comprised of private placement fixed maturities and equities.
(2)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3)Considered to be transferred at the end of the period.

GL 2022 FORM 10-K

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

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2022
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Private placement fixed maturities	$395,037	Determination of credit spread	Credit rating	A+ to B-	BBB-
Other corporate bonds	83,046	Discounted Cash Flows	Discount rate	6.35%	6.35%
Collateralized debt obligations	50,364	Discounted Cash Flows	Discount rate	10.25%	10.25%
	$528,447
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
Other corporate bonds consist of obligations issued out of a special purpose vehicle (SPV). The discount rate is derived using an unobservable spread over an observable index. An increase (decrease) in spread will produce a decrease (increase) in fair value.

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of December 31, 2022	1,819	157	1,976
As of December 31, 2021	138	42	180

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life's entire fixed maturity portfolio consisted of 2,328 issues by 979 different issuers at December 31, 2022 and 2,060 issues by 843 different issuers at December 31, 2021. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of December 31, 2022 and December 31, 2021.

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at December 31, 2022 and December 31, 2021.

Analysis of Gross Unrealized Investment Losses

	At December 31, 2022
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$349,887	$(38,218)	$3,424	$(750)	$353,311	$(38,968)
States, municipalities, and political subdivisions	1,767,624	(453,149)	95,124	(52,298)	1,862,748	(505,447)
Foreign governments	6,297	(201)	25,134	(12,505)	31,431	(12,706)
Corporates, by sector:
Financial	2,837,918	(426,132)	109,784	(42,173)	2,947,702	(468,305)
Utilities	1,088,219	(116,272)	21,636	(6,268)	1,109,855	(122,540)
Energy	855,853	(91,755)	—	—	855,853	(91,755)
Other corporate sectors	4,155,986	(665,831)	94,299	(42,344)	4,250,285	(708,175)
Total corporates	8,937,976	(1,299,990)	225,719	(90,785)	9,163,695	(1,390,775)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	60,157	(5,223)	7,960	(2,435)	68,117	(7,658)
Total investment grade securities	11,121,941	(1,796,781)	357,361	(158,773)	11,479,302	(1,955,554)

Below investment grade securities:
States, municipalities, and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	120,377	(18,901)	38,348	(17,283)	158,725	(36,184)
Utilities	27,722	(3,173)	—	—	27,722	(3,173)
Energy	14,480	(2,182)	20,075	(7,986)	34,555	(10,168)
Other corporate sectors	166,159	(25,962)	6,670	(4,635)	172,829	(30,597)
Total corporates	328,738	(50,218)	65,093	(29,904)	393,831	(80,122)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	10,874	(1,618)	10,874	(1,618)
Total below investment grade securities	328,738	(50,218)	75,967	(31,522)	404,705	(81,740)
Total fixed maturities	$11,450,679	$(1,846,999)	$433,328	$(190,295)	$11,884,007	$(2,037,294)

GL 2022 FORM 10-K

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

Analysis of Gross Unrealized Investment Losses

	At December 31, 2021
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$118	$(1)	$3,867	$(163)	$3,985	$(164)
States, municipalities, and political subdivisions	141,310	(2,824)	2,436	(83)	143,746	(2,907)
Foreign governments	12,567	(561)	23,144	(4,571)	35,711	(5,132)
Corporates, by sector:
Financial	133,654	(1,507)	52,864	(1,932)	186,518	(3,439)
Utilities	25,447	(692)	2,372	(320)	27,819	(1,012)
Energy	6,519	(238)	—	—	6,519	(238)
Other corporate sectors	115,444	(3,566)	40,249	(3,670)	155,693	(7,236)
Total corporates	281,064	(6,003)	95,485	(5,922)	376,549	(11,925)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	10,489	(16)	1	—	10,490	(16)
Total investment grade securities	445,548	(9,405)	124,933	(10,739)	570,481	(20,144)

Below investment grade securities:
States, municipalities, and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	15,695	(272)	56,897	(5,638)	72,592	(5,910)
Utilities	—	—	—	—	—	—
Energy	—	—	26,639	(1,445)	26,639	(1,445)
Other corporate sectors	700	(11)	26,581	(6,115)	27,281	(6,126)
Total corporates	16,395	(283)	110,117	(13,198)	126,512	(13,481)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	13,043	(414)	13,043	(414)
Total below investment grade securities	16,395	(283)	123,160	(13,612)	139,555	(13,895)
Total fixed maturities	$461,943	$(9,688)	$248,093	$(24,351)	$710,036	$(34,039)
Gross unrealized losses increased from $34.04 million at December 31, 2021, to $2.04 billion at December 31, 2022, an increase of $2.00 billion. The increase in the gross unrealized losses from the prior year was primarily attributable to the increase in market interest rates.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows. Refer to Note 1 for factors considered in the recording of the allowance for credit losses.

	Year Ended December 31,
	2022	2021
Allowance for credit losses beginning balance	$387	$3,346
Additions to allowance for which credit losses were not previously recorded	—	387
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	(387)	(3,346)
Allowance for credit losses ending balance	$—	$387

As of December 31, 2022 and December 31, 2021, the Company did not have any fixed maturities in non-accrual status.

Concentrations of Credit Risk: Globe Life maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2022, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporates	73%
States, municipalities, and political subdivisions	13
U.S. Government direct, guaranteed, and government-sponsored enterprises	2
Other	1

Below investment grade fixed maturities:
Corporates	2
States, municipalities, and political subdivisions	—
U.S. Government direct, guaranteed, and government-sponsored enterprises	—
Other	—
91

Other
Policy loans, which are secured by the underlying insurance policy values	3
Other investments	6
100%

As of December 31, 2022, state and municipal governments represented 13% of invested assets at fair value. Such investments are made throughout the U.S. At December 31, 2022, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (25%), California (10%), New York (8%), Michigan (5%), Pennsylvania (4%), and Ohio (4%). Otherwise, there was no concentration within any given state greater than 4%.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Corporate fixed maturities represent 75% of Globe Life's invested assets. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the portfolio of corporate fixed maturities at December 31, 2022, based on fair value:

Insurance	16%
Electric utilities	10
Banks	9
Oil and natural gas pipelines	6
Chemicals	4
Transportation	4
Food	3
Telecommunications	3
Real estate investment trusts	3
Gas utilities	3

At December 31, 2022, 2% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $645 million, amortized cost was $542 million, and fair value was $475 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Securities, cash, and short-term investments held on deposit with various state and federal regulatory authorities had an amortized cost and fair value, respectively, of $975 million and $889 million at December 31, 2022 and $969 million and $1.1 billion at December 31, 2021.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Other Long-Term Investments: Other long-term investments consist of the following assets:

	December 31,
	2022	2021
Investment funds	$768,689	$640,263
Commercial mortgage loan participations	181,305	141,843
Other	26,022	11,819
Total	$976,016	$793,925

The following table presents additional information about the Company's investment funds as of December 31, 2022 and December 31, 2021 at fair value:

	December 31,
	Fair Value		Unfunded Commitments
Investment Category	2022	2021	2022	Redemption Term/Notice
Commercial mortgage loans	$431,405	$423,776	$345,780	Fully redeemable and non-redeemable with varying terms.
Opportunistic credit	158,524	178,215	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Infrastructure	159,534	22,664	20,988	Fully redeemable and non-redeemable with varying terms.
Other	19,226	15,608	120,097
Total investment funds	$768,689	$640,263	$486,865

The Company had $201 million of capital called during the year from existing investment funds. Our unfunded commitments were $487 million as of December 31, 2022.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (Commercial Mortgage Loans): Summaries of commercial mortgage loans at December 31, 2022 and 2021 are as follows:

	2022		2021
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$62,375	34	$57,996	41
Multi-family	42,232	23	14,872	11
Hospitality	27,796	15	23,186	16
Industrial	27,248	15	17,900	13
Retail	15,342	9	19,811	14
Office	8,101	5	8,905	6
Total recorded investment	183,094	101	142,670	101
Less allowance for credit losses	(1,789)	(1)	(827)	(1)
Carrying value, net of valuation allowance	$181,305	100	$141,843	100

	2022		2021
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$64,477	36	$67,659	48
Florida	33,182	18	8,213	6
Texas	22,905	13	5,898	4
New York	19,167	11	18,374	13
Washington	14,925	8	—	—
Arizona	9,940	5	—	—
Other	18,498	10	42,526	30
Total recorded investment	183,094	101	142,670	101
Less allowance for credit losses	(1,789)	(1)	(827)	(1)
Carrying value, net of valuation allowance	$181,305	100	$141,843	100

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables are reflective of the key factors, debt service coverage ratios and loan-to-value ratios (LTVs), that are utilized by management to monitor the performance of the portfolios. The Company only invests in commercial mortgage loans that have a loan-to-value ratio less than 80%. Generally, a higher LTV ratio and a lower debt service coverage ratio can potentially equate to higher risk of loss.

	December 31, 2022
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$23,984	$107,099	$11,900	$142,983	79
70% to 80%	—	21,904	1,226	23,130	13
81% to 90%	8,226	—	—	8,226	4
Greater than 90%	6,966	—	—	6,966	4
Total	$39,176	$129,003	$13,126	$181,305	100
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by the fair value of the property. LTVs are generally assessed on an annual basis, or more frequently when a loan is materially underperforming, 30 days delinquent, or in technical default.

	December 31, 2021
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$13,650	$80,672	$—	$94,322	67
70% to 80%	6,255	19,780	—	26,035	18
81% to 90%	8,166	—	—	8,166	6
Greater than 90%	8,754	4,566	—	13,320	9
Total	$36,825	$105,018	$—	$141,843	100
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by the fair value of the property. LTVs are generally assessed on an annual basis, or more frequently when a loan is materially underperforming, 30 days delinquent, or in technical default.

As of December 31, 2022, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 22 loans in the portfolio. For the year ended December 31, 2022, the allowance for credit losses increased by $1 million to $1.8 million. The provision for credit losses is included in "Realized gains (losses)" in the Consolidated Statements of Operations.

	Year Ended December 31,
	2022	2021
Allowance for credit losses beginning balance	$827	$3,505
Provision (reversal) for credit losses	962	(2,678)
Allowance for credit losses ending balance	$1,789	$827
There were no delinquent commercial mortgage loans as of December 31, 2022 and December 31, 2021. As of December 31, 2022, the Company had no commercial mortgage loan in non-accrual status, compared to one in non-accrual status at December 31, 2021.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 5—Deferred Acquisition Costs

An analysis of "DAC" is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$4,914,728	$4,595,444	$4,341,941
Additions:
Deferred during period:
Commissions	710,659	678,517	600,577
Other expenses	249,924	227,730	222,408
Total deferred	960,583	906,247	822,985
Value of business acquired(1)	—	16,500	—
Foreign exchange adjustment	—	—	4,755
Adjustment attributable to unrealized investment losses(2)	9,707	1,628	1,533
Total additions	970,290	924,375	829,273
Deductions:
Amortized during period	(624,407)	(603,838)	(575,770)
Foreign exchange adjustment	(10,704)	(1,253)	—
Total deductions	(635,111)	(605,091)	(575,770)
Balance at end of year	$5,249,907	$4,914,728	$4,595,444
(1)Refer to Note 1—Significant Accounting Policies for the discussion on the acquisition of Globe Life Benefits.
(2)Represents amounts pertaining to investments relating to universal life-type products.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6—Commitments and Contingencies

Reinsurance: Insurance affiliates of Globe Life reinsure a portion of insurance risk that is in excess of their retention limits. Current retention limits for new business written on ordinary life insurance range up to $500 thousand per life. Life insurance ceded represented 0.3% of total life insurance in force at December 31, 2022 and 2021. Insurance ceded on life and accident and health products represented 0.2% of premium income for 2022 and 2021. The insurance affiliates of Globe Life would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other external companies. Life reinsurance assumed represented 1.0% and 1.1% of life insurance in force at December 31, 2022 and 2021, respectively, and reinsurance assumed on life and accident and health products represented 1.5% and 0.8% of premium income for 2022 and 2021, respectively.

Leases: Globe Life primarily leases office space, aviation equipment, and other equipment under a variety of operating lease arrangements.

Rental expense for the three years ended December 31, 2022 is as follows:

	Year Ended December 31,
	2022	2021	2020
Rental expense	$4,239	$4,674	$4,674

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter
Operating lease commitments	$3,706	$2,848	$1,307	$1,148	$853	$5,275

Purchase Commitments: Globe Life has various long-term noncancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests. See further discussion related to tax credits in Note 1—Significant Accounting Policies.

	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter
Purchase commitments	$95,410	$41,447	$14,569	$16,121	$9,168	$214,040

Investments: Globe Life is committed to invest under certain contracts related to investments in limited partnerships. See Note 4—Investments for unfunded commitment table.

Guarantees: At December 31, 2022, Globe Life had in place three guarantee agreements which were either Parent Company guarantees of subsidiary obligations to a third party or Parent Company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2022, Globe Life had no liability with respect to these guarantees.

Letters of Credit: Globe Life has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 11—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were assumed from other Globe Life insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. On October 26, 2021, the letters of credit were amended to reduce the current amount outstanding to $125 million from $135 million outstanding.

Equipment leases: Globe Life has guaranteed performance of certain of its subsidiaries as lessees under two aviation leasing arrangements. At December 31, 2022, total remaining undiscounted payments under the leases were approximately $3 million. The Parent Company would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

On August 5, 2020, putative class and collective action litigation was filed against American Income Life Insurance Company (“American Income”) and National Income Life Insurance Company (“National Income”) in United States District Court for the Central District of California (Natalie Bell, Gisele Mobley, Ashly Rai, and John Turner v. American Income Life Insurance Company and National Income Life Insurance Company, Case No. 2:20-cv-07046). On December 18, 2020, the plaintiffs voluntarily dismissed Mr. Turner’s claims and all claims against defendant National Income. Following the dismissal, the complaint alleged that insurance agent trainees should have been classified as employees, and after contracting should have been classified as employees instead of independent contractors. Plaintiff Bell was a former California trainee and plaintiff Rai was a former California agent. They asserted claims under California law on behalf of a putative California class for the four years prior to February 13, 2020 through case conclusion. They made claims under (a) the California Labor Code for alleged meal and rest break violations, overtime, minimum wage, alleged failure to pay wages at the time of termination, expense reimbursement, and alleged failure to provide accurate wage statements; and (b) the California Business and Professions Code for alleged unfair business practices. They also sought liquidated damages, penalties and attorney’s fees under California law. Plaintiff Mobley was a former Florida agent who asserted a claim under Florida law on behalf of a putative Florida class for the five years prior to February 13, 2020 through case conclusion. She made a claim under the Florida General Labor Regulations, including the Florida Minimum Wage Act, for alleged failure to pay all wages owed. The plaintiffs also asserted a national collective action on behalf of all “similarly situated” individuals for minimum wage, overtime, liquidated damages, penalties, an accounting and attorney’s fees and costs under the Fair Labor Standards Act for the three years prior to February 13, 2020 through case conclusion. American Income responded to the complaint with a motion to compel the named plaintiffs to arbitrate their individual claims and other procedural challenges. On April 6, 2021, the court granted American Income’s

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
motion to compel arbitration as to plaintiffs Mobley and Rai, and denied the motion without prejudice as to plaintiff Bell. American Income subsequently renewed its motion to compel arbitration as to plaintiff Bell. On November 30, 2021, the court granted American Income’s motion to compel arbitration as to plaintiff Bell. Thereafter, the parties negotiated the settlement of the named plaintiffs’ individual claims for a non-material amount. The case was then dismissed on January 5, 2023 with prejudice as to the named plaintiffs’ individual claims, and without prejudice as to the claims of any putative class or collective members.

On September 30, 2022, putative class action litigation was filed against American Income, Giglione-Ackerman Agency, LLC, Eric Giglione and David Ackerman (collectively, “Defendants”) in New Jersey Superior Court (Atiya Bell, et al. v. American Income Life Insurance Company, et al., Case No. MID-L-004928-22). American Income subsequently removed the case to United States District Court for the District of New Jersey (Case No. 2:22-cv-06913-CCC-MAH). Plaintiffs Atiya Bell and Abel Flores (“Plaintiffs”) are former New Jersey independent sales agents who allege they should have been classified as employees, and assert claims under New Jersey state law on behalf of (i) a putative class of registered agents in New Jersey who have worked remotely for at least one week since March 9, 2020, and (ii) a putative class of registered agents in New Jersey who trained for at least one week to become sales agents for American Income in New Jersey during the six years prior to September 30, 2022. Plaintiffs make claims under the New Jersey Wage and Hour Law and the New Jersey Wage Payment Law for the alleged failure to pay minimum wages and overtime pay, including for time spent in training, liquidated damages and attorney’s fees and costs. American Income intends to vigorously dispute the individual and class claims, including enforcing the class action waiver and right to individual arbitration found in American Income’s agent contracts, which has been recognized by other courts.

On March 27, 2020, Combined Insurance Company of America (“Combined”) filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against Family Heritage Life Insurance Company of America (“Family Heritage”) and two former Combined employees who became appointed as insurance sales agents with Family Heritage (Combined Insurance Company of America v. Reineldo Urgelles, Antonio Pineda, and Family Heritage Life Insurance Company of America, Case No. 2020-007330-CA-01). On May 8, 2020, Combined filed a lawsuit in the 67th District Court of Tarrant County, Texas against Family Heritage and two different former Combined employees who became appointed as insurance sales agents with Family Heritage (Combined Insurance Company of America v. Stephen Hernandez, Francisco Azuero, and Family Heritage Life Insurance Company of America, Case No. 067-316824-20). The lawsuits alleged that the individual insurance sales agents, in violation of their restrictive covenants with Combined, conspired with Family Heritage to improperly solicit Combined policyholders to purchase Family Heritage products, and recruit Combined employees to contract as Family Heritage insurance sales agents. As to Family Heritage, the lawsuits alleged claims for conspiracy and tortious interference with business relations, and sought compensatory damages, as well as injunctive and equitable relief. On July 8, 2020 and July 10, 2020, the Texas and Florida courts, respectively, granted Combined’s requests for a temporary injunction. The Texas temporary injunction was subsequently vacated on appeal as to Family Heritage. Combined’s non-equitable claims in both lawsuits were referred to confidential arbitration. On November 12, 2021, Family Heritage filed a motion for summary judgment and Combined filed motions for partial summary judgment. On December 31, 2021, the arbitrator denied Family Heritage’s motion for summary judgment, and on January 2, 2022, the arbitrator granted Combined’s partial motions for summary judgment. On November 28, 2022, the arbitrator awarded Combined non-material damages related to lost profits and disgorgement, attorneys’ fees and costs, which Family Heritage paid on December 9, 2022.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$167,832	$162,261	$163,808
Incurred related to:
Current year	675,785	638,054	584,936
Prior years	(15,631)	(22,477)	(14,829)
Total incurred	660,154	615,577	570,107
Paid related to:
Current year	517,855	487,096	442,127
Prior years	131,610	122,910	129,527
Total paid	649,465	610,006	571,654
Balance at end of period	$178,521	$167,832	$162,261

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

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	December 31,
	2022	2021
Policy claims and other benefits payable:
Life insurance	$251,506	$245,108
Health insurance	178,521	167,832
Total	$430,027	$412,940

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Income Taxes

The following table discloses significant components of income taxes for each year presented:

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) from operations:
Current income tax expense (benefit)	$138,248	$144,718	$129,647
Deferred income tax expense (benefit)	28,359	22,713	35,264
	166,607	167,431	164,911
Shareholders’ equity:
Other comprehensive income (loss)	(1,088,098)	(93,480)	314,845
	$(921,491)	$73,951	$479,756

In each of the years 2020 through 2022, deferred income tax expense (benefit) was incurred because of certain differences between net income before income tax expense (benefit) as reported on the Consolidated Statements of Operations and taxable income as reported on Globe Life's income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the consolidated financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected U.S. federal statutory rate of 21% as shown below:

	Year Ended December 31,
	2022	%	2021	%	2020	%
Expected federal income tax expense (benefit)	$190,325	21.0	$191,602	21.0	$188,304	21.0

Increase (reduction) in income taxes resulting from:
Low income housing investments	(11,443)	(1.2)	(12,115)	(1.3)	(11,913)	(1.3)
Share-based awards	(5,251)	(0.6)	(5,597)	(0.6)	(5,013)	(0.6)
Tax-exempt investment income	(8,961)	(1.0)	(6,977)	(0.8)	(5,830)	(0.6)
Other	1,937	0.2	518	0.1	(637)	(0.1)
Income tax expense (benefit)	$166,607	18.4	$167,431	18.4	$164,911	18.4

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2022	2021
Deferred tax assets:
Unrealized losses	$373,175	$—
Carryover of tax losses	2,470	5,962
Total gross deferred tax assets	375,645	5,962
Deferred tax liabilities:
Unrealized gains	—	713,879
Employee and agent compensation	86,063	93,738
Deferred acquisition costs	764,813	723,337
Future policy benefits, unearned and advance premiums, and policy claims	216,268	226,943
Other liabilities	17,479	15,738
Total gross deferred tax liabilities	1,084,623	1,773,635
Net deferred tax liability	$708,978	$1,767,673

Income Tax Return: Globe Life Inc. and its subsidiaries file a life-nonlife consolidated federal income tax return. The statutes of limitations for the Internal Revenue Service's examination and assessment of additional tax are closed for all tax years prior to 2017 with respect to Globe Life's consolidated federal income tax returns. Management concludes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years.

Valuations: Globe Life has a $11.8 million net operating loss (NOL) carryforward at December 31, 2022, of which $7.8 million was created prior to 2017 and will begin to expire in 2032 if not otherwise used to offset future taxable income. The remaining NOL carryforward of $4.0 million may be carried forward indefinitely. A valuation allowance is to be recorded when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Globe Life's deferred tax assets as management has determined that Globe Life will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Globe Life's tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2020 through 2022, Globe Life did not have any uncertain tax positions which resulted in unrecognized tax benefits.

Tax penalties and interest: Globe Life's continuing practice is to recognize penalties and interest related to income tax matters in income tax expense. The Company recognized no interest income or expense in its Consolidated Statements of Operations for 2022, 2021 or 2020. The Company had no accrued interest or penalties at December 31, 2022 or 2021.

GL 2022 FORM 10-K

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

The total cost of these retirement plans charged to operations was as follows:

	Year Ended December 31,
	2022	2021	2020
Plan Type:
Defined Contribution Plans(1)	$5,824	$5,188	$4,855
Defined Benefit Pension Plans(2)	37,040	41,778	33,826
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

Defined benefit and SERP plan contributions were $29.8 million in 2022, $17.9 million in 2021, and $21.9 million in 2020. In 2023, the Company does not expect to increase contributions to the plans from what was contributed in 2022.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Assets: Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities that are valued at fair value. Globe Life measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of the Company's pension plans at December 31, 2022 and 2021.

Pension Assets by Component at December 31, 2022

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Corporate bonds:
Financial	$—	$35,649	$—	$35,649	7
Utilities	—	23,436	—	23,436	5
Energy	—	12,776	—	12,776	3
Other corporates	—	56,786	—	56,786	11
Total corporate bonds	—	128,647	—	128,647	26
Exchange traded fund(1)	258,297	—	—	258,297	52
U.S. Government and Agency	—	44,213	—	44,213	9
Other bonds	—	200	—	200	—
Guaranteed annuity contract(2)	—	43,116	—	43,116	8
Short-term investments	4,467	—	—	4,467	1
Other	6,547	—	—	6,547	1
	$269,311	$216,176	$—	485,487	97
Other long-term investments(3)				14,288	3
Total pension assets				$499,775	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns less than 1% of the investment fund. As of December 31, 2022, the expected term of the investment fund is approximately 2 years and the commitment of the investment is fully funded. The investment is non-redeemable.

GL 2022 FORM 10-K

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

Allowed investments are limited to equities, fixed maturities, and short-term investments (invested cash). The assets are to be invested in a mix of equity and fixed income investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. Equities can include common and preferred stocks, securities convertible into equities, mutual funds and exchange traded funds that invest in equities, equity interests in limited partnerships, and other equity-related investments. Primarily, equities are listed on major exchanges and adequate market liquidity is required. Fixed maturities primarily consist of marketable debt securities rated investment grade at purchase by a major rating agency. Short-term investments include fixed maturities with original maturities of less than one year and invested cash. Investments outside of the aforementioned list are not permitted, except by prior approval of the Plan’s Trustees.

GL 2022 FORM 10-K

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

Globe Life's equity securities include an exchange traded fund that mirrors the S&P 500 index which better aligns with a passive approach rather than an actively managed portfolio. At December 31, 2022, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2022.

SERP: The following tables include premiums paid for the company owned life insurance (COLI) for the three years ended December 31, 2022 and investments of the Rabbi Trust for the two years ended December 31, 2022.

	Year Ended December 31,
	2022	2021	2020
Premiums paid for insurance coverage	$443	$2,193	$2,480

		At December 31,
		2022	2021
Total investments:
COLI		$54,681	$52,791
Exchange traded funds		71,258	87,133
		$125,939	$139,924

Pension Liability: The following table presents projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the pension plans and SERP at December 31, 2022 and 2021.

Pension Liability

	December 31,
	2022		2021
	PBO	ABO	PBO	ABO
Pension plans	$492,103	$458,510	$686,917	$601,647
SERP	70,464	67,776	92,017	87,915
Benefit Obligation	$562,567	$526,286	$778,934	$689,562

For the year-ended December 31, 2022, the pension plans have plan assets with fair values in excess of projected benefit obligations. The projected benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2022	2021
Funded benefit pension plans PBO	$492,103	$686,917
Funded benefit pension plans fair value of plan assets	499,775	597,547

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
For the year-ended December 31, 2022, the funded benefit pension plans have plan assets with fair value in excess of the accumulated benefit obligations. The accumulated benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2022	2021
Funded benefit pension plans ABO	$458,510	$601,647
Funded benefit pension plans fair value of plan assets	499,775	597,547

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:		2022	2021
Discount rate		5.71%	3.19%
Rate of compensation increase		4.40	4.43

For Periodic Benefit Cost for the Year:	2022	2021	2020
Discount rate	3.19%	2.92%	3.49%
Expected long-term returns	6.98	6.67	6.67
Rate of compensation increase	4.43	3.97	3.97

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

Net periodic benefit cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2022	2021	2020
Service cost—benefits earned during the period	$34,624	$31,672	$24,461
Interest cost on projected benefit obligation	24,445	21,957	22,825
Expected return on assets	(35,539)	(32,331)	(29,561)
Amortization of prior service cost (credit)	1,077	631	632
Recognition of actuarial gain (loss)	12,433	19,849	15,469
Net periodic benefit cost	$37,040	$41,778	$33,826

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$(131,239)	$(208,770)	$(182,233)
Amortization of:
Prior service cost (credit)	1,077	631	632
Net actuarial (gain) loss(1)	12,677	20,166	16,000
Total amortization	13,754	20,797	16,632
Plan amendments	—	(4,565)	—
Experience gain (loss)(2)	119,055	61,299	(43,169)
Balance at December 31	$1,570	$(131,239)	$(208,770)
(1)Includes amortization of postretirement benefits other than pensions of $289 thousand in 2022, $228 thousand in 2021, and $302 thousand in 2020.
(2)The increase in the experience gain (loss) is related to an increase discount rate.

The following table presents a reconciliation from the beginning to the end of the year of the PBO and plan assets for the pension plans and SERP. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

Pension Benefits

	Year Ended December 31,
	2022	2021
Changes in PBO:
PBO at beginning of year	$778,934	$763,313
Service cost	34,624	31,672
Interest cost	24,445	21,957
Plan amendments	—	4,565
Actuarial loss (gain)	(241,995)	(16,938)
Benefits paid	(33,441)	(25,635)
PBO at end of year	562,567	778,934

Changes in plan assets:
Fair value at beginning of year	597,547	529,532
Return on assets	(94,175)	75,792
Contributions	29,844	17,858
Benefits paid	(33,441)	(25,635)
Fair value at end of year	499,775	597,547
Funded status at year end	$(62,792)	$(181,387)

Changes in the PBO related to actuarial losses (gains) are primarily attributed to changes in the discount rate.

	Year Ended December 31,
Amounts recognized in accumulated other comprehensive income consist of:	2022	2021
Net loss (gain)	$(4,497)	$120,217
Prior service cost	7,569	8,647
Net amounts recognized at year end	$3,072	$128,864

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2022. These estimates use the same assumptions that measure the benefit obligation at December 31, 2022, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s):
2023	$26,882
2024	29,653
2025	30,948
2026	33,242
2027	35,359
2028-2032	207,853

Note 10—Supplemental Disclosures of Cash Flow Information

The following table summarizes Globe Life's noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation not involving cash	$35,650	$30,272	$35,892
Commitments for low-income housing interests	136,882	177,010	161,503
Exchanges of fixed maturity investments	147,612	109,226	219,807
Net unsettled security trades	—	6,963	1,669
Noncash tax credits	1,000	1,883	—

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2022	2021	2020
Interest paid	$88,814	$83,072	$83,518
Income taxes paid	114,888	96,218	76,701

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of December 31,
				2022				December 31, 2021
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$165,612	$(112)	$165,500	$166,819	$165,216
Senior notes(2)	9/24/2012	9/15/2022	3.800%	—	—	—	—	149,752
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(4,399)	545,601	534,501	544,949
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(3,781)	396,219	314,996	395,778
Senior notes(1)	5/19/2022	6/15/2032	4.800%	250,000	(4,507)	245,493	236,263	—
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,590)	123,410	121,817	123,396
Junior subordinated debentures	6/14/2021	6/15/2061	4.250%	325,000	(7,771)	317,229	232,700	317,155
				1,815,612	(22,160)	1,793,452	1,607,096	1,696,246
Less current maturity of long-term debt				165,612	(112)	165,500	166,819	149,752
Total long-term debt				1,650,000	(22,048)	1,627,952	1,440,277	1,546,494

Current maturity of long-term debt				165,612	(112)	165,500	166,819	149,752
Commercial paper				285,000	(1,397)	283,603	283,604	329,892
Total short-term debt				450,612	(1,509)	449,103	450,423	479,644

Total debt				$2,100,612	$(23,557)	$2,077,055	$1,890,700	$2,026,138
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
Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2023	2024	2025	2026	2027	Thereafter
Debt obligations	$450,612	$—	$—	$—	$—	$1,650,000

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Credit Facility: On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020, which provides for a $750 million revolving credit facility that may be increased to $1 billion upon approval of the participating banks. The amended credit facility matures September 30, 2026, and may be extended up to two one-year periods upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date. The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $750 million, less any letters of credit issued. Interest is charged at variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of December 31, 2022, the Company was in full compliance with these covenants.

Commercial paper outstanding and any long-term debt due within one year are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Globe Life's commercial paper borrowings is presented below.

Credit Facility - Commercial Paper

	At December 31,
	2022	2021
Balance at end of period (at par value)	$285,000	$330,033
Annualized interest rate	4.78%	0.29%
Letters of credit outstanding	$125,000	$125,000
Remaining amount available under credit line	340,000	294,967

	Year Ended December 31,
	2022	2021	2020
Average balance outstanding during period	$322,531	$311,049	$318,409
Daily-weighted average interest rate (annualized)	1.89%	0.23%	1.50%
Maximum daily amount outstanding during period	$500,529	$465,033	$482,000

Long-term Debt: On May 19, 2022, Globe Life completed the issuance of $400 million principal amount of 4.8% Senior notes due June 15, 2032, of which $150 million is owned by Globe Life affiliates. Total proceeds received by the Parent from the issuance, net of the underwriters’ discount, were $395 million. The proceeds were used to fund $300 million of 3.8% Senior notes, of which $150 million was owned by Globe Life affiliates, that matured on September 15, 2022, as well as for the reduction of commercial paper and other general corporate purposes.

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

Globe Life owns $14.3 million in FHLB common stock as of December 31, 2022 and $7.9 million as of December 31, 2021. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Consolidated Balance Sheets.

Borrowings with the FHLB are subject to the availability of pledged assets at Globe Life. As of December 31, 2022, Globe Life's maximum borrowing capacity under the FHLB facility was approximately $597 million, based on pledged assets with a fair value of $746 million. As of December 31, 2022, $23 million was outstanding with the FHLB, and was included in "Other policyholders' funds" on the Consolidated Balance Sheets.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 12—Shareholders' Equity

Share Data: A summary of common share activity is presented in the following chart.

	Common Stock
	Issued	Treasury Stock
2020:
Balance at January 1, 2020	117,218,183	(9,497,940)
Grants of restricted stock	—	4,548
Vesting of performance shares	—	271,843
Issuance of common stock due to exercise of stock options	—	936,289
Treasury stock acquired	—	(5,135,439)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2020	113,218,183	(9,420,699)
2021:
Grants of restricted stock	—	10,031
Vesting of performance shares	—	210,155
Issuance of common stock due to exercise of stock options	—	1,191,704
Treasury stock acquired	—	(5,642,036)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2021	109,218,183	(9,650,845)
2022:
Grants of restricted stock	—	10,746
Vesting of performance shares	—	66,751
Issuance of common stock due to exercise of stock options	—	1,519,728
Treasury stock acquired	—	(4,424,668)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2022	105,218,183	(8,478,288)

There was no activity related to the preferred stock in years 2020 through 2022.

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

	Globe Life Share Repurchase Program			Share Repurchase for Dilution Purposes
	Shares Acquired (in thousands)	Total Cost	Average Price	Shares Acquired (in thousands)	Total Cost	Average Price
2022	3,322	$335,145	$100.90	1,103	$119,493	$108.33
2021	4,784	455,030	95.11	858	86,405	100.75
2020	4,459	380,112	85.24	676	63,754	94.28

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Restrictions: Restrictions exist on the flow of funds to Globe Life Inc. from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Globe Life Inc. are restricted based on regulations by their states of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Globe Life paid cash dividends to the Parent Company in the amount of $407 million in 2022, $479 million in 2021, and $486 million in 2020. As of December 31, 2022, dividends from insurance subsidiaries to the Parent Company available to be paid in 2023 are limited to the amount of $420 million without regulatory approval, such that $1.2 billion was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Globe Life's retained earnings, retained earnings as of December 31, 2022, were restricted by lenders’ covenants which require the Company to maintain and not distribute $4.3 billion from its total consolidated retained earnings of $6.5 billion.

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2022	2021	2020
Basic weighted average shares outstanding	97,927,770	102,069,781	106,075,267
Weighted average dilutive options outstanding	1,056,874	1,100,351	1,149,327
Diluted weighted average shares outstanding	98,984,644	103,170,132	107,224,594

Antidilutive shares	31,269	2,412,884	2,476,019

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

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of shares available for grant is as follows:

	Available for Grant
	2022	2021	2020
Balance at January 1,	4,727,088	5,984,418	7,167,718
Options expired and forfeited during year(1)	13,405	5,304	3,325
Performance shares expired and forfeited during year(2)	23,250	34,255	35,495
Options granted during year(1)	(1,105,180)	(1,091,495)	(1,127,610)
Restricted stock, restricted stock units, and performance shares granted(2)	(480,677)	(205,394)	(94,510)
Balance at December 31,	3,177,886	4,727,088	5,984,418
(1)Plan allows for grant of options such that each grant reduces shares available for grant in a range from 0.85 share to 1.0 share.
(2)Plan allows for grant of restricted stock such that each stock grant reduces shares available for grant in a range from 3.10 shares to 3.88 shares.

A summary of stock compensation activity for each of the three years ended December 31, 2022, is presented below:

	2022	2021	2020
Stock-based compensation expense recognized(1)	$35,650	$30,272	$35,892
Tax benefit recognized	12,738	11,954	12,550
(1)No stock-based compensation expense was capitalized in any period in accordance with applicable GAAP.

Additional stock compensation information is as follows at December 31:

	2022	2021
Unrecognized compensation(1)	$33,977	$26,602
Weighted average period of expected recognition (in years)(1)	0.56	0.57
(1)Includes restricted stock and performance shares.

No equity awards were cash settled during the three years ended December 31, 2022.

Options: The following table summarizes information about stock options outstanding at December 31, 2022.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$37.40 - $83.17	2,091,530	2.65	$77.06	2,091,530	$77.06
87.60 - 90.21	1,025,535	3.30	87.64	910,379	87.65
92.40 - 98.32	1,283,538	4.98	98.27	14,613	93.57
100.74	1,237,167	4.03	100.74	619,080	100.74
103.23 - 105.56	1,324,604	6.10	103.29	31,269	105.56
$37.40 - $105.56	6,962,374	4.08	$91.73	3,666,871	$84.00

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of option activity for each of the three years ended December 31, 2022, is as follows:

	2022		2021		2020
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding—beginning of year	7,197,662	$85.11	7,111,231	$78.28	6,724,358	$70.07
Granted:
7-year term	1,300,211	103.20	1,284,112	98.28	1,326,599	100.85
Exercised	(1,519,728)	70.14	(1,191,704)	58.59	(936,289)	51.37
Expired and forfeited	(15,771)	96.54	(5,977)	74.15	(3,437)	75.27
Outstanding—end of year	6,962,374	$91.73	7,197,662	$85.11	7,111,231	$78.28

Exercisable at end of year	3,666,871	$84.00	3,659,755	$75.55	3,389,399	$67.19

Additional information about Globe Life's stock option activity as of December 31, 2022 and 2021 is as follows:

	2022	2021
Outstanding options:
Weighted-average remaining contractual term (in years)	4.08	4.31
Aggregate intrinsic value	$200,681	$77,329
Exercisable options:
Weighted-average remaining contractual term (in years)	3.01	3.27
Aggregate intrinsic value	$134,033	$66,978

Selected stock option activity for the three years ended December 31, 2022, is presented below:

	2022	2021	2020
Weighted-average grant-date fair value of options granted (per share)	$22.03	$18.01	$14.64
Intrinsic value of options exercised	58,201	50,641	40,517
Cash received from options exercised	106,592	69,826	48,093
Actual tax benefit received	11,907	10,545	8,508

Additional information concerning Globe Life's unvested options is as follows at December 31:

	2022	2021
Number of shares outstanding	3,295,503	3,537,907
Weighted-average exercise price (per share)	$100.33	$94.99
Weighted-average remaining contractual term (in years)	5.26	5.37
Aggregate intrinsic value	$66,647	$10,352

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

GL 2022 FORM 10-K

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

Following are the restricted stock units outstanding for each of the three years ended December 31, 2022.

Year of grants	Outstanding as of year end
2020	77,167
2021	84,426
2022	93,381

Below is the final determination of the performance share grants in 2018 to 2020:

Year of grants	Final settlement of shares	Final settlement date
2018	210,155	February 24, 2021
2019	66,751	February 23, 2022
2020	84,298	February 22, 2023

For the 2021 and 2022 performance share grants, actual shares that could be distributed range from 0 to 209 thousand for the 2021 grants and 0 to 220 thousand shares for the 2022 grants.

A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2022, is presented in the table below.

	2022	2021	2020
Directors restricted stock:
Shares	10,746	10,031	4,548
Price per share	$94.94	$92.40	$105.56
Aggregate value	$1,020	$927	$480
Percent vested	100%	97%	100%
Directors restricted stock units (including dividend equivalents):
Shares	8,956	7,258	6,161
Price per share	$95.62	$92.60	$103.32
Aggregate value	$856	$672	$637
Percent vested	100%	96%	100%
Performance shares:
Target shares	146,500	139,500	151,200
Target price per share	$103.23	$98.32	$100.74
Aggregate value	$15,123	$13,716	$15,232
Percent vested	—%	—%	—%

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

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of nonvested restricted stock is as follows:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Total
2020:
Balance at December 31, 2019	—	716,542	—	—	716,542
Grants	—	151,200	4,548	6,161	161,909
Additional performance shares(1)	—	(65,473)	—	—	(65,473)
Restriction lapses	—	(271,843)	(4,548)	(6,161)	(282,552)
Forfeitures	—	(11,450)	—	—	(11,450)
Balance at December 31, 2020	—	518,976	—	—	518,976
2021:
Grants	—	139,500	10,031	7,258	156,789
Additional performance shares(1)	—	(94,883)	—	—	(94,883)
Restriction lapses	—	(210,155)	(9,742)	(6,969)	(226,866)
Forfeitures	—	(11,050)	—	—	(11,050)
Balance at December 31, 2021	—	342,388	289	289	342,966
2022:
Grants	—	146,500	10,746	8,956	166,202
Additional performance shares(1)	—	(16,102)	—	—	(16,102)
Restriction lapses	—	(66,751)	(11,035)	(9,245)	(87,031)
Forfeitures	—	(7,500)	—	—	(7,500)
Balance at December 31, 2022	—	398,535	—	—	398,535
(1)Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of nonvested restricted stock is as follows for the year 2022:

	Executive Restricted Stock	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units
Grant-date fair value per share at January 1, 2022	$—	$94.75	$92.56	$92.56
Grants	—	103.23	94.94	94.94
Estimated additional performance shares	—	(81.42)	—	—
Restriction lapses	—	(82.56)	(94.88)	(94.94)
Forfeitures	—	(82.56)	—	—
Grant-date fair value per share at December 31, 2022	—	100.68	—	—

GL 2022 FORM 10-K

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

Premium Income by Distribution Channel

	For the Year 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,505,425	50	$117,308	9	$—	—	$1,622,733	38
Direct to Consumer	981,517	32	71,095	6	—	—	1,052,612	24
Liberty National	326,642	11	185,761	14	—	—	512,403	12
United American	7,913	—	538,428	42	1	100	546,342	13
Family Heritage	5,587	—	366,820	29	—	—	372,407	9
Other	196,212	7	—	—	—	—	196,212	4
	$3,023,296	100	$1,279,412	100	$1	100	$4,302,709	100

	For the Year 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,402,878	48	$114,950	9	$—	—	$1,517,828	37
Direct to Consumer	971,461	34	73,946	6	—	—	1,045,407	25
Liberty National	311,081	11	187,327	16	—	—	498,408	12
United American	8,822	—	481,614	40	1	100	490,437	12
Family Heritage	4,957	—	343,839	29	—	—	348,796	9
Other	199,011	7	—	—	—	—	199,011	5
	$2,898,210	100	$1,201,676	100	$1	100	$4,099,887	100

GL 2022 FORM 10-K

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

Management removes items that are related to prior periods when evaluating the operating results of current periods. Management also removes non-operating items unrelated to its core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results because accounting guidance requires that operating segment results be presented as management views its business. With the exception of the administrative settlements noted in the paragraphs above, all of these items are included in “Other operating expense” in the Consolidated Statements of Operations for the appropriate year. See additional detail below in the tables.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items. See Note—1 Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	Year Ended December 31, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$3,023,296	$1,279,412	$1	$—	$—	$—		$4,302,709
Net investment income	—	—	—	987,499	—	—		987,499
Other income	—	—	—	—	1,246	—		1,246
Total revenue	3,023,296	1,279,412	1	987,499	1,246	—		5,291,454
Expenses:
Policy obligations	2,045,730	791,809	27,846	71	—	—		2,865,456
Required interest on reserves	(771,914)	(109,789)	(38,090)	919,793	—	—		—
Required interest on DAC	229,957	30,695	191	(260,843)	—	—		—
Amortization of acquisition costs	494,431	128,170	1,806	—	—	—		624,407
Commissions, premium taxes, and non-deferred acquisition costs	256,546	117,815	22	—	—	—		374,383
Insurance administrative expense(1)	—	—	—	—	299,341	8,175	(2,3)	307,516
Parent expense	—	—	—	—	11,156	(368)	(3)	10,788
Stock-based compensation expense	—	—	—	—	35,650	—		35,650
Interest expense	—	—	—	90,395	—	—		90,395
Total expenses	2,254,750	958,700	(8,225)	749,416	346,147	7,807		4,308,595
Subtotal	768,546	320,712	8,226	238,083	(344,901)	(7,807)		982,859
Non-operating items	—	—	—	—	—	7,807	(2,3)	7,807
Measure of segment profitability (pretax)	$768,546	$320,712	$8,226	$238,083	$(344,901)	$—		990,666

Realized gain (loss)—investments								(76,548)
Legal proceedings								(2,496)
Non-operating expenses								(5,311)
Income before income taxes per Consolidated Statements of Operations								$906,311
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.
(3) Non-operating expenses.

GL 2022 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,898,210	$1,201,676	$1	$—	$—	$—		$4,099,887
Net investment income	—	—	—	952,447	—	—		952,447
Other income	—	—	—	—	1,216	—		1,216
Total revenue	2,898,210	1,201,676	1	952,447	1,216	—		5,053,550
Expenses:
Policy obligations	2,070,485	758,745	29,061	—	—	1,325	(2)	2,859,616
Required interest on reserves	(735,282)	(102,574)	(39,966)	877,822	—	—		—
Required interest on DAC	218,575	28,556	258	(247,389)	—	—		—
Amortization of acquisition costs	486,724	115,194	1,920	—	—	—		603,838
Commissions, premium taxes, and non-deferred acquisition costs	234,033	97,453	24	—	—	—		331,510
Insurance administrative expense(1)	—	—	—	—	271,631	10,398	(3,4)	282,029
Parent expense	—	—	—	—	9,553	175	(4)	9,728
Stock-based compensation expense	—	—	—	—	30,272	—		30,272
Interest expense	—	—	—	83,486	—	—		83,486
Total expenses	2,274,535	897,374	(8,703)	713,919	311,456	11,898		4,200,479
Subtotal	623,675	304,302	8,704	238,528	(310,240)	(11,898)		853,071
Non-operating items	—	—	—	—	—	11,898	(2,3,4)	11,898
Measure of segment profitability (pretax)	$623,675	$304,302	$8,704	$238,528	$(310,240)	$—		864,969

Realized gain (loss)—investments								68,633
Realized loss—redemption of debt								(9,314)
Administrative settlements								(1,325)
Legal proceedings								(8,139)
Non-operating expenses								(2,434)
Income before income taxes per Consolidated Statements of Operations								$912,390
(1)Administrative expense is not allocated to insurance segments.
(2)Administrative settlements.
(3)Legal proceedings.
(4)Non-operating expenses.

GL 2022 FORM 10-K

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

GL 2022 FORM 10-K

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

Assets by Segment

	At December 31, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$18,300,927	$—	$18,300,927
Accrued investment income	—	—	—	259,581	—	259,581
Deferred acquisition costs	4,517,577	722,366	9,964	—	—	5,249,907
Goodwill	309,609	172,182		—	—	481,791
Other assets	—	—	—	—	1,244,953	1,244,953
Total assets	$4,827,186	$894,548	$9,964	$18,560,508	$1,244,953	$25,537,159

	At December 31, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$22,850,154	$—	$22,850,154
Accrued investment income	—	—	—	251,307	—	251,307
Deferred acquisition costs	4,236,401	675,871	2,456	—	—	4,914,728
Goodwill	309,609	172,182		—	—	481,791
Other assets	—	—	—	—	1,270,068	1,270,068
Total assets	$4,546,010	$848,053	$2,456	$23,101,461	$1,270,068	$29,768,048

GL 2022 FORM 10-K

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

Liabilities by Segment

	At December 31, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$13,320,773	$2,447,605	$953,468	$—	$—	$16,721,846
Unearned and advance premiums	18,830	41,912	—	—	—	60,742
Policy claims and other benefits payable	251,506	178,521	—	—	—	430,027
Debt	—	—	—	2,077,055	—	2,077,055
Other	—	—	—	23,000	1,328,628	1,351,628
Total liabilities	$13,591,109	$2,668,038	$953,468	$2,100,055	$1,328,628	$20,641,298

	At December 31, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$12,686,851	$2,315,507	$1,032,369	$—	$—	$16,034,727
Unearned and advance premiums	19,874	45,598	—	—	—	65,472
Policy claims and other benefits payable	245,108	167,832	—	—	—	412,940
Debt	—	—	—	2,026,138	—	2,026,138
Other	—	—	—	—	2,585,965	2,585,965
Total liabilities	$12,951,833	$2,528,937	$1,032,369	$2,026,138	$2,585,965	$21,125,242

GL 2022 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Globe Life, under the direction of the Chief Executive Officers and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Globe Life in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Globe Life's management, including the Chief Executive Officers and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal year completed December 31, 2022, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon their evaluation as of December 31, 2022, the Chief Executive Officers, and the Executive Vice President and Chief Financial Officer have concluded that Globe Life's internal control over financial reporting is effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Changes in Internal Control over Financial Reporting: As of the period ended December 31, 2022, there have not been any changes in Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect this control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Refer to Deloitte & Touche LLP's, independent registered public accounting firm, attestation report on the Company's internal controls over financial reporting.

GL 2022 FORM 10-K

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2022. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ J. Matthew Darden
J. Matthew Darden Co-Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Co-Chief Executive Officer

/s/ Thomas P. Kalmbach
Thomas P. Kalmbach Executive Vice President and Chief Financial Officer

February 22, 2023

GL 2022 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globe Life Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2022 of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements and financial statement schedules.

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
February 22, 2023

GL 2022 FORM 10-K

Item 9B. Other Information

There were no items required.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the sections entitled “PROPOSAL NUMBER 1 - Election of Directors,” “Director Nominee Profiles,” "Director Nominee Skills and Qualifications," “Executive Officers,” “AUDIT COMMITTEE REPORT,” “Governance Guidelines and Codes of Ethics,” "Committees of the Board of Directors," “Qualifications of Directors,” “Procedures for Director Nominations by Shareholders,” and “DELINQUENT SECTION 16(a) REPORTS” in the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2023 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the sections entitled “EXECUTIVE COMPENSATION - COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT,” “SUMMARY COMPENSATION TABLE,” “2022 GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2022,” “OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR ENDED DECEMBER 31, 2022,” “PENSION BENEFITS AT DECEMBER 31, 2022,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL,” "PAY VERSUS PERFORMANCE," "CEO PAY RATIO," “2022 DIRECTOR COMPENSATION,” and “PAYMENTS TO DIRECTORS” in the Proxy Statement, which is to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1. Equity Compensation Plan Information as of December 31, 2022

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	6,962,374	$91.73	3,177,886
Equity compensation plans not approved by security holders
Total	6,962,374	$91.73	3,177,886

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

GL 2022 FORM 10-K

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

GL 2022 FORM 10-K

EXHIBITS

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report

3.1	Restated Certificate of Incorporation of Globe Life Inc.	8-K	August 8, 2019	3.2

3.2	Amended and Restated By-Laws of Globe Life Inc., as amended February 24, 2021	8-K	February 25, 2021	3.2

4.1	Trust Indenture dated as of February 1, 1987 between Torchmark Corporation and Morgan Guaranty Trust Company of New York, as Trustee	10-K	February 27, 2018	4.1

4.2	Fourth Supplemental Indenture dated as of September 24, 2012 between Torchmark Corporation and The Bank of New York Mellon Trust Company, N. A., as Trustee, supplementing the Indenture dated February 1, 1987	8-K	September 24, 2012	4.2

4.3	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures	8-K	November 2, 2001	4.3

4.4	Third Supplemental Indenture dated as of November 17, 2017 between Torchmark Corporation and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	November 17, 2017	4.4

4.5	Fourth Supplemental Indenture dated as of June 14, 2021 between Globe Life Inc. and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	June 14, 2021	4.2

4.6	Senior Indenture, dated as of September 24, 2018, between Torchmark Corporation and Regions Bank, as Trustee	S-3	September 24, 2018	4.1

4.7	First Supplemental Indenture, dated as of September 27, 2018, between Torchmark Corporation and Regions Bank, as Trustee	8-K	September 27, 2018	4.2

4.8	Second Supplemental Indenture, dated as of August 21, 2020, between Globe Life Inc. and Regions Bank, as Trustee	8-K	August 21, 2020	4.2

4.9	Third Supplemental Indenture, dated as of May 19, 2022, between Globe Life Inc. and Regions Bank, as Trustee	8-K	May 19, 2022	4.2

10.1	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit)*	10-K	March 22, 2002	10.Z

10.2	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit)*	10-K	March 22, 2002	10.AA

10.3	Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	January 25, 2007	10.1

10.4	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008	10.53

10.5	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008	10.54

10.6	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2009	10.53

10.7	Amendment Four to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2020	10.10

10.8	Amendment Five to the Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	May 5, 2015	10.1

10.9	Amendment Six to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	March 1, 2019	10.11

10.10	Amendment Seven to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-Q	November 5, 2020	10.2

GL 2022 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
10.11	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated*	8-K	April 29, 2008	10.1

10.12	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan*	10-K	February 29, 2008	10.58

10.13	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd.	8-K	January 6, 2009	10.1

10.14	Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	February 28, 2014	10.58

10.15	Amendment No.2 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	March 1, 2019	10.17

10.16	Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.1

10.17	First Amendment to Torchmark Corporation 2011 Incentive Plan*	8-K	April 29, 2014	10.1

10.18	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.4

10.19	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011	10.5

10.20	Form of Seven Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.75

10.21	Form of Ten Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.76

10.22	Form of Seven Year Stock Option Grant Agreement (Special) under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017	10.78

10.23	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January, 2017*	10-K	February 27, 2017	10.55

10.24	Form of Stock Option under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011	10.57

10.25	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011	10.59

10.26	Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.1

10.27	First Amendment to Torchmark Corporation 2018 Incentive Plan*	10-K	February 27, 2020	10.31

10.28	Amended Globe Life Inc. Non-Employee Director Compensation Plan*	10-Q	November 4, 2021	10.1

10.29	Form of Performance Share Award under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.3

10.30	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020	10.34
10.31	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan (2021)*	10-K	February 25, 2021	10.56

10.32	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan (2022)*	10-K	February 23, 2022	10.33

10.33	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020	10.36

GL 2022 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
10.34	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018	10.5

10.35	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2020	10.38
10.36	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (Special)*	10-K	February 27, 2020	10.39
10.37	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018	10.6

10.38	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018	10.7

10.39	Form of Stock Option under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.44

10.40	Form of Restricted Stock under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.45

10.41	Form of Restricted Stock Unit Award Notice under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020	10.46

10.42	Torchmark Corporation 2019 Management Incentive Plan (effective as of January 1, 2019)*	8-K	March 4, 2019	10.1

10.43	The Globe Life Inc. Amended and Restated Pension Plan Generally Effective as of January 1, 2020*	10-Q	November 5, 2020	10.1

10.44	Globe Life Inc. Savings and Investment Plan*	10-K	February 27, 2020	10.52

10.45	Amended and Restated Credit Agreement dated as of September 30, 2021 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD.	8-K	October 1, 2021	10.1

10.46	First Amendment to Amended and Restated Credit Agreement dated January 10, 2023 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD.	10-K	February 23, 2023	10.46

10.47	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2023)*	10-K	February 23, 2023	10.47

10.48	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan (2023)*	10-K	February 23, 2023	10.48

10.49	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2023)*	10-K	February 23, 2023	10.49

10.50	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (Special) (2023)*	10-K	February 23, 2023	10.50

10.51	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan*	10-K	February 23, 2023	10.51

10.52	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 23, 2023	10.52

21	Subsidiaries of the registrant	10-K	February 23, 2023	21	131

23	Consent of Deloitte & Touche LLP	10-K	February 23, 2023	23

24	Powers of Attorney	10-K	February 23, 2023	24

GL 2022 FORM 10-K

Exhibit No.	Description	Form	Filing Date	Related Exhibit	Page of this Report
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden	10-K	February 23, 2023	31.1

31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda	10-K	February 23, 2023	31.2

31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach	10-K	February 23, 2023	31.3

32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach	10-K	February 23, 2023	32.1

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.	10-K	February 23, 2023	101.INS

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	February 23, 2023	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	February 23, 2023	101.CAL

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	February 23, 2023	101.LAB

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	February 23, 2023	101.PRE

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	February 23, 2023	101.DEF

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	10-K	February 23, 2023	104

* Compensatory plan or arrangement.

GL 2022 FORM 10-K

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

GL 2022 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(Dollar amounts in thousands)

	December 31,
	2022	2021
Assets:
Investments:
Long-term investments	$31,651	$31,384
Short-term investments	15,001	—
Total investments	46,652	31,384
Cash	58	20,228
Investment in affiliates	6,886,870	10,618,826
Due from affiliates	131,353	170,983
Taxes receivable from affiliates	14,161	33,229
Other assets	173,044	185,143
Total assets	$7,252,138	$11,059,793

Liabilities:
Short-term debt	$449,103	$629,607
Long-term debt	1,777,490	1,546,494
Other liabilities	129,684	240,886
Total liabilities	2,356,277	2,416,987

Shareholders’ equity:
Preferred stock	351	351
Common stock	105,218	109,218
Additional paid-in capital	880,172	871,075
Accumulated other comprehensive income	(1,415,714)	2,677,583
Retained earnings	6,466,220	6,182,100
Treasury stock	(1,140,386)	(1,197,521)
Total shareholders’ equity	4,895,861	8,642,806
Total liabilities and shareholders’ equity	$7,252,138	$11,059,793

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2022 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Operations
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net investment income	$33,664	$32,816	$30,199
Realized gains (losses)	(9,643)	(5,682)	12,792
Total revenue	24,021	27,134	42,991

General operating expenses	59,307	51,378	57,679
Reimbursements from affiliates	(51,312)	(57,504)	(68,556)
Interest expense	97,051	86,751	90,197
Total expenses	105,046	80,625	79,320

Operating income (loss) before income taxes and equity in earnings of affiliates	(81,025)	(53,491)	(36,329)
Income tax expense	12,426	9,682	7,773
Net operating loss before equity in earnings of affiliates	(68,599)	(43,809)	(28,556)
Equity in earnings of affiliates, net of tax	808,303	788,768	760,329
Net income	739,704	744,959	731,773

Other comprehensive income (loss):
Attributable to Parent Company	75,076	58,903	(21,477)
Attributable to affiliates	(4,168,373)	(410,564)	1,205,891
Comprehensive income (loss)	$(3,353,593)	$393,298	$1,916,187

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2022 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)
Condensed Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$739,704	$744,959	$731,773
Equity in earnings of affiliates	(808,303)	(788,768)	(760,329)
Cash dividends from subsidiaries	407,042	478,535	485,871
Other, net	26,444	58,617	21,129
Cash provided from operations	364,887	493,343	478,444

Cash provided from (used for) investing activities:
Net decrease (increase) in short-term investments	(15,001)	19,300	(15,899)
Investment in subsidiaries	(10,010)	(159,924)	(7,875)
Other long-term investments	(2,000)	(2,500)	—
Loaned money to affiliates	(846,002)	(1,049,932)	(1,008,860)
Repayments from affiliates	886,002	1,200,932	782,860
Cash provided from (used for) investing activities	12,989	7,876	(249,774)

Cash provided from (used for) financing activities:
Repayment of debt	(300,000)	(300,000)	(386,875)
Proceeds from issuance of debt	400,000	325,000	700,000
Payment for debt issuance costs	(5,272)	(7,687)	(5,844)
Net issuance (repayment) of commercial paper	(46,289)	74,974	(34,445)
Issuance of stock	111,970	69,826	48,093
Acquisitions of treasury stock	(454,638)	(541,435)	(443,866)
Borrowed money from affiliate	22,400	32,000	76,000
Repayments to affiliates	(22,400)	(32,000)	(79,500)
Payment of dividends	(103,817)	(103,313)	(101,462)
Cash provided from (used for) financing activities	(398,046)	(482,635)	(227,899)

Net increase (decrease) in cash	(20,170)	18,584	771
Cash balance at beginning of period	20,228	1,644	873
Cash balance at end of period	$58	$20,228	$1,644

See Notes to Condensed Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2022 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Notes to Condensed Financial Statements
(Dollar amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Globe Life from the subsidiaries were as follows:

	Year Ended December 31,
	2022	2021	2020
Dividends from subsidiaries	$407,042	$478,535	$485,871

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes non-cash transactions, which are not reflected on the Condensed Statements of Cash Flows:

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation not involving cash	$35,650	$30,272	$35,892
Contribution of property to subsidiary	—	5,004	—

 The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2022	2021	2020
Interest paid	$96,903	$86,206	$86,504
Income taxes paid (received)	(11,537)	(11,838)	(12,744)

Note C—Preferred Stock

As of December 31, 2022, Globe Life had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Globe Life common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Globe Life capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2022 FORM 10-K

Globe Life Inc.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Dollar Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2022
Life insurance in force	$222,098,389	$662,569	$2,172,728	$223,608,548	1.0
Premiums(2):
Life insurance	$2,995,104	$4,361	$19,009	$3,009,752	0.6
Health insurance	1,235,493	3,091	47,010	1,279,412	3.7
Total premium	$4,230,597	$7,452	$66,019	$4,289,164	1.5
For the Year Ended December 31, 2021
Life insurance in force	$217,350,660	$648,766	$2,371,163	$219,073,057	1.1
Premiums(2):
Life insurance	$2,868,759	$4,286	$19,502	$2,883,975	0.7
Health insurance	1,192,567	3,312	12,421	1,201,676	1.0
Total premium	$4,061,326	$7,598	$31,923	$4,085,651	0.8
For the Year Ended December 31, 2020
Life insurance in force	$203,894,460	$669,063	$2,551,770	$205,777,167	1.2
Premiums(2):
Life insurance	$2,642,555	$4,241	$19,775	$2,658,089	0.7
Health insurance	1,144,470	3,373	—	1,141,097	—
Total premium	$3,787,025	$7,614	$19,775	$3,799,186	0.5
(1)No amounts have been netted against ceded premium.
(2)Excludes policy charges of $13.5 million, $14.2 million, and $14.7 million in each of the years 2022, 2021, and 2020, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2022 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Life Inc.

By:	/s/ J. MATTHEW DARDEN
J. Matthew Darden
Co-Chief Executive Officer

By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Co-Chief Executive Officer

By:	/s/ THOMAS P. KALMBACH
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

By:	/s/ M. SHANE HENRIE
M. Shane Henrie
Corporate Senior Vice President and Chief Accounting Officer

Date: February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ LINDA L. ADDISON *	By:	/s/ MARILYN A. ALEXANDER *
	Linda L. Addison		Marilyn A. Alexander
	Director		Director

By:	/s/ CHERYL D. ALSTON *	By:	/s/ MARK A. BLINN *
	Cheryl D. Alston		Mark A. Blinn
	Director		Director

By:	/s/ JAMES P. BRANNEN *	By:	/s/ JANE BUCHAN *
	James P. Brannen		Jane Buchan
	Director		Director

By:		By:	/s/ GARY L. COLEMAN *
	Alice S. Cho		Gary L. Coleman
	Director		Director

By:	/s/ LARRY M. HUTCHISON *	By:	/s/ ROBERT W. INGRAM *
	Larry M. Hutchison		Robert W. Ingram
	Director		Director

By:	/s/ STEVEN P. JOHNSON *	By:	/s/ DARREN M. REBELEZ *
	Steven P. Johnson		Darren M. Rebelez
	Director		Director

By:		By:	/s/ MARY E. THIGPEN *
	David A. Rodriguez		Mary E. Thigpen
	Director		Director

Date: February 22, 2023

*By:	/s/ THOMAS P. KALMBACH
Thomas P. Kalmbach
Attorney-in-fact

GL 2022 FORM 10-K