Form 10-Q
period 2023-03-31
GLOBE LIFE INC.
filed 2023-05-09
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common Stock, $1.00 Par Value	95,554,844
GL Q1 2023 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q1 2023 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2023—$18,526,703; 2022—$18,301,692, allowance for credit losses: 2023— $32,767; 2022— $0)	$17,206,885	$16,503,365
Policy loans	622,736	614,866
Other long-term investments (includes: 2023—$789,197; 2022—$768,689 under the fair value option)	1,022,611	976,016
Short-term investments	74,377	114,121
Total investments	18,926,609	18,208,368
Cash	172,108	92,559
Accrued investment income	279,445	259,581
Other receivables	594,421	589,079
Deferred acquisition costs	5,654,438	5,535,697
Goodwill	481,791	481,791
Other assets	751,311	760,066
Total assets	$26,860,123	$25,927,141
Liabilities:
Future policy benefits at current discount rates: (at original rates: 2023—$16,442,516; 2022—$16,306,870)	$18,896,574	$18,040,042
Unearned and advance premium	271,517	253,140
Policy claims and other benefits payable	489,296	507,219
Other policyholders' funds	142,686	123,236
Total policy liabilities	19,800,073	18,923,637
Current and deferred income taxes	427,608	434,649
Short-term debt	514,247	449,103
Long-term debt (estimated fair value: 2023—$1,484,172; 2022—$1,440,277)	1,628,354	1,627,952
Other liabilities	643,550	542,223
Total liabilities	23,013,832	21,977,564
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2023 and 2022	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2023—105,218,183 issued; 2022—105,218,183 issued)	105,218	105,218
Additional paid-in-capital	528,639	529,661
Accumulated other comprehensive income (loss)	(2,961,093)	(2,790,313)
Retained earnings	7,092,544	6,894,535
Treasury stock, at cost: (2023—9,489,745 shares; 2022—8,478,288 shares)	(919,017)	(789,524)
Total shareholders' equity	3,846,291	3,949,577
Total liabilities and shareholders' equity	$26,860,123	$25,927,141
Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Life premium	$772,597	$749,128
Health premium	322,493	315,684
Other premium	—	—
Total premium	1,095,090	1,064,812
Net investment income	257,105	244,894
Realized gains (losses)	(30,927)	(7,244)
Other income	50	164
Total revenue	1,321,318	1,302,626

Benefits and expenses:
Life policyholder benefits (net of remeasurement (gain) loss: 2023—$(2,697); 2022—$5,783)	507,977	495,429
Health policyholder benefits (net of remeasurement (gain) loss: 2023—$2,038; 2022—$(1,959))	190,962	189,018
Other policyholder benefits	8,988	9,702
Total policyholder benefits	707,927	694,149

Amortization of deferred acquisition costs	92,322	84,496
Commissions, premium taxes, and non-deferred acquisition costs	137,797	125,509
Other operating expense	84,171	84,352
Interest expense	24,867	19,944
Total benefits and expenses	1,047,084	1,008,450

Income before income taxes	274,234	294,176
Income tax benefit (expense)	(50,624)	(56,692)
Net income	$223,610	$237,484

Basic net income per common share	$2.32	$2.39

Diluted net income per common share	$2.28	$2.37

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$223,610	$237,484

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	469,119	(2,292,922)
Other reclassification adjustments included in net income	32,590	(4,030)
Foreign exchange adjustment on fixed maturities recorded at fair value	9,567	284
Total unrealized investment gains (losses)	511,276	(2,296,668)
Less applicable tax (expense) benefit	(107,368)	482,299
Unrealized gains (losses) on investments, net of tax	403,908	(1,814,369)

Future Policy Benefits:
Change in discount rate on future policy benefits	(720,890)	2,805,511
Less applicable tax (expense) benefit	151,387	(589,156)
Future policy benefit adjustments, net of tax	(569,503)	2,216,355

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(6,516)	4,228
Less applicable tax (expense) benefit	1,368	(887)
Foreign exchange translation adjustments, other than securities, net of tax	(5,148)	3,341

Pension:
Pension adjustments	(48)	3,437
Less applicable tax (expense) benefit	11	(722)
Pension adjustments, net of tax	(37)	2,715

Other comprehensive income (loss)	(170,780)	408,042
Comprehensive income (loss)	$52,830	$645,526

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$—	$105,218	$529,661	$(2,790,313)	$6,894,535	$(789,524)	$3,949,577
Comprehensive income (loss)	—	—	—	(170,780)	223,610	—	52,830
Common dividends declared ($0.2250 per share)	—	—	—	—	(21,542)	—	(21,542)
Acquisition of treasury stock	—	—	—	—	—	(179,276)	(179,276)
Stock-based compensation	—	—	(1,022)	—	—	8,700	7,678
Exercise of stock options	—	—	—	—	(4,059)	41,083	37,024
Balance at March 31, 2023	$—	$105,218	$528,639	$(2,961,093)	$7,092,544	$(919,017)	$3,846,291

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$—	$109,218	$520,564	$(4,235,048)	$6,455,733	$(846,659)	$2,003,808
Comprehensive income (loss)	—	—	—	408,042	237,484	—	645,526
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,543)	—	(20,543)
Acquisition of treasury stock	—	—	—	—	—	(119,482)	(119,482)
Stock-based compensation	—	—	2,504	—	(345)	6,876	9,035
Exercise of stock options	—	—	—	—	(9,964)	35,895	25,931
Balance at March 31, 2022	$—	$109,218	$523,068	$(3,827,006)	$6,662,365	$(923,370)	$2,544,275
.

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash provided from (used for) operating activities	$477,330	$397,133

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	15,705	75,116
Fixed maturities available for sale—matured or other redemptions	61,560	115,160
Other long-term investments	1,950	20,929
Total investments sold or matured	79,215	211,205
Acquisition of investments:
Fixed maturities—available for sale	(285,505)	(339,145)
Other long-term investments	(47,898)	(122,010)
Total investments acquired	(333,403)	(461,155)
Net (increase) decrease in policy loans	(7,870)	(2,324)
Net (increase) decrease in short-term investments	39,744	11,801
Additions to property and equipment	(8,210)	(6,981)
Investments in low-income housing interests	(17,246)	(27,870)
Cash provided from (used for) investing activities	(247,770)	(275,324)

Cash provided from (used for) financing activities:
Issuance of common stock	37,024	25,931
Cash dividends paid to shareholders	(20,071)	(19,687)
Short-term borrowings from FHLB	45,000	—
Net borrowing (repayment) of commercial paper	20,070	42,348
Acquisition of treasury stock	(179,276)	(119,482)
Net receipts (payments) from deposit-type products	(54,487)	(13,810)
Cash provided from (used for) financing activities	(151,740)	(84,700)

Effect of foreign exchange rate changes on cash	1,729	(1,644)
Net increase (decrease) in cash	79,549	35,465
Cash at beginning of year	92,559	92,163
Cash at end of period	$172,108	$127,628

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 1—Significant Accounting Policies

Business: (Globe Life), (the Company), refers to Globe Life Inc., an insurance holding company incorporated in Delaware in 1979, and Globe Life Inc. subsidiaries and affiliates. Globe Life Inc.'s direct or indirect primary subsidiaries are Globe Life And Accident Insurance Company, American Income Life Insurance Company, Liberty National Life Insurance Company, Family Heritage Life Insurance Company of America, and United American Insurance Company. The underwriting companies are owned by their ultimate corporate parent, Globe Life Inc. (Parent Company).

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into four reportable segments: life insurance, supplemental health insurance, annuities, and investments.

Globe Life markets its insurance products through a number of distribution channels, each of which sells the products of one or more of Globe Life's insurance segments. Our distribution channels consist of the following exclusive agencies: American Income Life Division (American Income), Liberty National Division (Liberty National) and Family Heritage Division (Family Heritage); an independent agency, United American Division (United American); and our Direct to Consumer Division (DTC).

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2023, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2023 and 2022. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 23, 2023.

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

Significant Accounting Policy Updates: The following accounting policies were updated since the 2022 Form 10-K due to the adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12). Refer to Note 2—New Accounting Standards for additional information on the financial statement impacts related to the adoption of this standard.

Future Policy Benefits—The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 91% of the total liability for future policy benefits. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio1 using actual experience since the issue date or the Transition Date, and expected future experience. The liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity and product type.
1 The net premium ratio is the percentage of gross premiums needed to fund actual and expected benefits and related settlement expenses.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Both the present value of expected future benefit payments and the present value of expected future net premiums are based primarily on assumptions of discount rates, mortality, morbidity, lapse, and persistency. Each quarter, the Company remeasures its liability for future policy benefits using current discount rates with the effect of the change recognized in Other Comprehensive Income, a component of shareholders’ equity. In addition, the Company recognizes a liability remeasurement gain or loss within the Condensed Consolidated Statements of Operations using original discount rates, and relating to actual experience under the net premium calculation, as compared to the prior reporting period assumptions.

The Company reviews, and updates as necessary, its cash flow assumptions (mortality, morbidity, lapses and persistency) used to calculate the change in the liability for future policy benefits at least annually. These cash flow assumptions are reviewed at the same time every year, or more frequently, if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums, or the present value of future policyholder benefits exceeds the present value of expected future gross premiums, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Condensed Consolidated Statements of Operations. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse and persistency assumptions are based on Globe Life's experience.

The liability for future policy benefits is discounted as noted above, using a current upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liability for future policy benefits. The methodology for determining current discount rates consists of constructing a discount rate curve intended to be reflective of the currency and tenor of the insurance liability cash flows. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets denominated in the same currency as the policies. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use estimation techniques consistent with the fair value guidance in ASC 820. We further accrete interest as a component of policyholder benefits using the original discount rate that is locked-in during the year of contract issuance. The original discount rates (or the locked-in discount rates) are used for interest accretion purposes and for the determination of net premiums, whereas the current discount rates are used for purposes of valuing the liability.

The liability for future policy benefits for annuity and interest sensitive life-type products is represented by policy account value. For limited-payment contracts, a deferred profit liability is also recorded, with changes recognized in income over the life of the contract in proportion to the amount of insurance in force.

Deferred Acquisition Costs—Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts, and are essential for the acquisition of new insurance business. Deferred acquisition costs (DAC) are directly related to the successful issuance of an insurance contract, and primarily include sales commissions, policy issue costs, direct to consumer advertising costs, and underwriting costs. Additionally, DAC includes the value of business acquired (VOBA), which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed, compared against the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP.

DAC is amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs on the Condensed Consolidated Statements of Operations. The in-force metric used to compute the DAC amortization rate is annualized premium in force. The assumptions used to amortize acquisition costs include mortality, morbidity, and persistency. These assumptions are reviewed at least annually and revised in conjunction with any change in the future policy benefit assumptions. The effect of changes in the assumptions are recognized over the remaining expected contract term as a revision of future amortization amounts.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
VOBA is amortized on a basis that is consistent with DAC, as described above, and is subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized VOBA asset. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the reserve liability, is then compared with the unamortized balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits.

Note 2—New Accounting Standards

Accounting Pronouncements Adopted in the Current Year: On January 1, 2023, the Company adopted ASU 2018-12 on a modified retrospective basis as of the transition date (Transition Date) of January 1, 2021. The amended guidance is a significant change to the accounting and disclosure of long-duration life and health insurance contracts. The modified retrospective transition method requires the updated standard be applied to all long-duration life and health contracts, which has resulted in the adjustment of the 2021 and 2022 consolidated financial statements.

The following tables summarize the balance of and changes to the liability for future policy benefits for traditional life and health long-duration contracts on the Transition Date due to the adoption of ASU 2018-12:

	Net Liability for Future Policy Benefits - Long Duration Life
	American Income	DTC	Liberty National	Other	Total
Balance, net of reinsurance, at original discount rates as of December 31, 2020	$3,541,317	$2,492,226	$2,140,071	$2,736,804	$10,910,418
Effect of changes in discount rate assumptions	3,334,600	2,195,430	1,229,610	2,297,835	9,057,475
Effect of capping and flooring(1)	—	16,899	2,433	2	19,334
Balance, net of reinsurance, at current discount rates as of January 1, 2021	$6,875,917	$4,704,555	$3,372,114	$5,034,641	$19,987,227

	Net liability for Future Policy Benefits - Long Duration Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance, net of reinsurance, at original discount rates as of December 31, 2020	$131,505	$1,383,128	$501,312	$101,998	$(2,941)	$2,115,002
Effect of changes in discount rate assumptions	75,652	497,250	219,992	60,366	346	853,606
Effect of capping and flooring(1)	6,506	—	19,324	—	4,193	30,023
Balance, net of reinsurance, at current discount rates as of January 1, 2021	$213,663	$1,880,378	$740,628	$162,364	$1,598	$2,998,631
(1)When the present value of expected future net premiums exceeds the present value of expected future gross premiums for a given cohort (capping), or the present value of future policy benefits and related termination expenses exceeds the present value of expected future net premiums (flooring), an adjustment is made to the liability for future policy benefits.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents total policy liabilities, both before and after the Transition Date:

	January 1,	December 31,
	2021	2020
Future policy benefits:
Net liability for future policy benefits—long duration life	$19,987,227	$10,910,418
Net liability for future policy benefits—long duration health	2,998,631	2,115,002
Additional insurance liabilities(1),(2)	2,008,399	2,218,116
Total future policy benefits	24,994,257	15,243,536
Unearned and advance premium(1)	243,369	61,728
Policy claims and other benefits payable(1)	473,524	399,507
Other policyholders' funds(1)	98,459	97,968
Total policy liabilities	$25,809,609	$15,802,739
(1)In addition to the discount rate related adjustments to future policy benefits, the Company reclassified certain balances within total policy liabilities on the Consolidated Balance Sheets as a result of adopting ASU 2018-12. The reclassifications had an immaterial impact on Shareholders' Equity. See table summarizing the transition adjustments to Shareholders' Equity below.
(2)The Company's additional insurance liabilities consist primarily of: 1) deferred profit liability on limited-payment contracts; and 2) reserves on deferred annuity and interest sensitive life blocks of business. See Note 6—Policy Liabilities for additional information.

The following table presents the Company's deferred policy acquisition costs, both before and after the Transition Date:

	January 1,	December 31,
	2021	2020
Life:
American Income	$1,647,761	$1,647,761
Direct to Consumer	1,498,970	1,498,435
Liberty National	531,504	531,504
Other	304,786	304,459
Total life	3,983,021	3,982,159
Health:
United American	65,020	74,353
Family Heritage	364,751	364,751
Liberty National	124,754	124,888
American Income	39,477	39,477
Direct to Consumer	2,215	6,600
Total health	596,217	610,069
Annuity	8,309	3,216
Total DAC	$4,587,547	$4,595,444

In accordance with ASU 2018-12, the Company has adjusted its DAC balance to remove the impact of unrealized gains and losses that were previously recorded in Accumulated Other Comprehensive Income (AOCI) on the Consolidated Statements of Shareholders' Equity. Under prior guidance, the Company included these amounts within its calculation of amortization.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents the effect of transition adjustments due to the adoption of ASU 2018-12 on Shareholders' Equity:

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other(1)	Total
Shareholders’ Equity, as of December 31, 2020	$5,874,109	$3,029,244	$(132,261)	$8,771,092
Effect of changes in discount rate assumptions	—	(7,829,753)	—	(7,829,753)
Effect of capping and flooring	(38,992)	—	—	(38,992)
Effect of removal of unrealized gain (loss) on DAC	—	4,704	—	4,704
Other adjustments	26,470	—	—	26,470
Shareholders’ Equity, as of January 1, 2021	$5,861,587	$(4,795,805)	$(132,261)	$933,521
(1)Other represents common stock, additional paid-in capital, and treasury stock, combining balances that were unaffected by the new standard.

As of the Transition Date, the primary effects of the changes required by the standard were to AOCI and retained earnings. As seen in the table above, the transition adjustments impacting AOCI consist of the effect of changes in discount rate assumptions and the effect of the removal of unrealized gains (losses) on DAC. The effect of changes in discount rate assumptions is the impact, net of tax, of the Company re-measuring its liability for future policy benefits using current discount rates. As of the Transition Date, we experienced a lower level of current discount rates than the original discount rates used in valuing our future policy benefits under the prior guidance, thus reducing Shareholders' Equity. For the effect of removing unrealized gains (losses) on DAC, this adjustment relates to the requirement to remove unrealized gains (losses) that were included within the amortization calculation, as noted previously.

Regarding the impact on retained earnings, when the present value of net premiums exceeds the present value of gross premiums for a given cohort (capping), or the present value of future benefits and related termination expenses exceeds the present value of future gross premiums (flooring), an adjustment is recognized to the liability for future policy benefits. Any blocks of business that require increases in future policy benefits to minimum levels, or that have a net premium ratio greater than 100%, required an adjustment to the opening balance of retained earnings (decrease).

Accounting Pronouncements Yet to be Adopted: ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, adds disclosure requirements specific to equity securities subject to contractual sale restrictions. The disclosures clarify the nature of the contractual sale as well as the duration of the restriction and the circumstances that could cause a lapse in the restriction.

This standard is effective for the Company on January 1, 2024, and will be implemented on a prospective basis. The Company does not expect the standard will have a material impact on the Consolidated Financial Statements.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Effect of New Accounting Standards on Previously Reported Results: The impacts from the adoption of ASU 2018-12 on the Company's previously reported results included in these financial statements are as follows:

Condensed Consolidated Balance Sheets

	December 31, 2022
	As Previously Reported	Adoption Impact	As Adjusted
Assets:
Other receivables	$484,887	$104,192	$589,079
Deferred acquisition costs	5,249,907	285,790	5,535,697
Liabilities:
Future policy benefits	16,721,846	1,318,196	18,040,042
Unearned and advance premium	60,742	192,398	253,140
Policy claims and other benefits payable	430,027	77,192	507,219
Current and deferred income taxes	686,172	(251,523)	434,649
Shareholders' equity:
Accumulated other comprehensive income (loss)	(1,415,714)	(1,374,599)	(2,790,313)
Retained earnings	6,466,220	428,315	6,894,535

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2022
	As Previously Reported	Adoption Impact	As Adjusted
Revenue:
Life premium	$754,602	$(5,474)	$749,128
Health premium	317,000	(1,316)	315,684
Net investment income	243,834	1,060	244,894
Benefits and expenses:
Life policyholder benefits	549,343	(53,914)	495,429
Health policyholder benefits	196,855	(7,837)	189,018
Other policyholder benefits	7,050	2,652	9,702
Amortization of deferred acquisition costs	158,384	(73,888)	84,496
Commissions, premium taxes, and non-deferred acquisition costs	90,813	34,696	125,509

Income before income taxes	201,615	92,561	294,176
Income tax benefit (expense)	(37,254)	(19,438)	(56,692)
Net income	$164,361	$73,123	$237,484

Basic net income per common share	$1.66	$0.73	$2.39

Diluted net income per common share	$1.64	$0.73	$2.37

See Note 1—Significant Accounting Policies, Note 6—Policy Liabilities, and Note 7—DAC for additional information on the adoption.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2023	$(1,420,672)	$(1,369,204)	$(1,681)	$1,244	$(2,790,313)
Other comprehensive income (loss) before reclassifications, net of tax	378,162	(569,503)	(5,148)	—	(196,489)
Reclassifications, net of tax	25,746	—	—	(37)	25,709
Other comprehensive income (loss)	403,908	(569,503)	(5,148)	(37)	(170,780)
Balance at March 31, 2023	$(1,016,764)	$(1,938,707)	$(6,829)	$1,207	$(2,961,093)

	Three Months Ended March 31, 2022
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2022	$2,765,290	$(6,915,910)	$19,248	$(103,676)	$(4,235,048)
Other comprehensive income (loss) before reclassifications, net of tax	(1,811,185)	2,216,355	3,341	—	408,511
Reclassifications, net of tax	(3,184)	—	—	2,715	(469)
Other comprehensive income (loss)	(1,814,369)	2,216,355	3,341	2,715	408,042
Balance at March 31, 2022	$950,921	$(4,699,555)	$22,589	$(100,961)	$(3,827,006)

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Affected line items in the Statements of Operations
Component Line Item	2023	2022
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$33,124	$(4,937)	Realized (gains) losses
Amortization of (discount) premium	(534)	907	Net investment income
Total before tax	32,590	(4,030)
Tax	(6,844)	846	Income taxes
Total after-tax	25,746	(3,184)
Pension adjustments:
Amortization of prior service cost	269	158	Other operating expense
Amortization of actuarial (gain) loss	(317)	3,279	Other operating expense
Total before tax	(48)	3,437
Tax	11	(722)	Income taxes
Total after-tax	(37)	2,715
Total reclassification (after-tax)	$25,709	$(469)

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at March 31, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At March 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$389,441	$—	$114	$(27,482)	$362,073	2
States, municipalities, and political subdivisions	2,894,161	—	41,407	(426,929)	2,508,639	15
Foreign governments	53,789	—	13	(11,282)	42,520	—
Corporates, by sector:
Financial	4,973,445	(26,040)	84,796	(453,394)	4,578,807	27
Utilities	1,958,888	—	70,798	(94,579)	1,935,107	11
Energy	1,434,766	—	38,477	(80,338)	1,392,905	8
Other corporate sectors	6,697,469	(6,727)	126,968	(557,390)	6,260,320	36
Total corporates	15,064,568	(32,767)	321,039	(1,185,701)	14,167,139	82
Collateralized debt obligations	36,778	—	8,724	—	45,502	—
Other asset-backed securities	87,966	—	4	(6,958)	81,012	1
Total fixed maturities	$18,526,703	$(32,767)	$371,301	$(1,658,352)	$17,206,885	100
(1)Amount reported in the balance sheet.
(2)At fair value.

The Company has exposure to banks as part of its fixed maturity portfolio. The Company’s bank securities had a fair value of $1.3 billion (8% of the total fixed maturity portfolio) at March 31, 2023 and December 31, 2022.

        GL Q1 2023 FORM 10-Q

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
(2)At fair value.

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2023, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At March 31, 2023
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$169,491	$170,003
Due after one year through five years	1,113,684	1,118,421
Due after five years through ten years	1,691,785	1,717,908
Due after ten years through twenty years	7,976,112	7,740,695
Due after twenty years	7,418,120	6,333,344
Mortgage-backed and asset-backed securities	124,744	126,514
	$18,493,936	$17,206,885

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: "Net investment income" for the three month periods ended March 31, 2023 and 2022 is summarized as follows:

	Three Months Ended March 31,
	2023	2022	% Change
Fixed maturities available for sale	$232,299	$225,284	3
Policy loans	11,755	11,428	3
Other long-term investments(1)	15,743	12,713	24
Short-term investments	1,595	2
	261,392	249,427	5
Less investment expense	(4,287)	(4,533)	(5)
Net investment income	$257,105	$244,894	5
(1)For the three months ended March 31, 2023 and 2022, the investment funds, accounted for under the fair value option method, recorded $11.3 million and $10.7 million of distributions, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended March 31,
	2023	2022
Fixed maturities available for sale:
Proceeds from sales(1)	$15,705	$75,116
Gross realized gains	—	773
Gross realized losses	(358)	(3,679)
(1)There were no unsettled sales in the periods ended March 31, 2023 and 2022.

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended March 31,
	2023	2022
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(357)	$4,549
Provision for credit losses	(32,767)	387
Fair value option—change in fair value	1,858	(5,338)
Other investments	339	(6,842)
Realized gains (losses) from investments	(30,927)	(7,244)
Applicable tax	6,495	1,521
Realized gains (losses), net of tax	$(24,432)	$(5,723)
(1)During the three months ended March 31, 2023 and 2022, the Company recorded $0 and $0 of exchanges of fixed maturities (noncash transactions) that resulted in $0 and $0, respectively, in realized gains (losses).

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at March 31, 2023 and December 31, 2022:

	Fair Value Measurement at March 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$362,073	$—	$362,073
States, municipalities, and political subdivisions	—	2,508,639	—	2,508,639
Foreign governments	—	42,520	—	42,520
Corporates, by sector:
Financial	—	4,445,091	133,716	4,578,807
Utilities	—	1,822,748	112,359	1,935,107
Energy	—	1,381,989	10,916	1,392,905
Other corporate sectors	—	6,045,672	214,648	6,260,320
Total corporates	—	13,695,500	471,639	14,167,139
Collateralized debt obligations	—	—	45,502	45,502
Other asset-backed securities	—	81,012	—	81,012
Total fixed maturities	$—	$16,689,744	$517,141	$17,206,885
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$355,498	$—	$355,498
States, municipalities, and political subdivisions	—	2,309,911	—	2,309,911
Foreign governments	—	42,464	—	42,464
Corporates, by sector:
Financial	—	4,332,495	133,936	4,466,431
Utilities	—	1,723,832	111,315	1,835,147
Energy	—	1,346,212	11,100	1,357,312
Other corporate sectors	—	5,785,442	221,732	6,007,174
Total corporates	—	13,187,981	478,083	13,666,064
Collateralized debt obligations	—	—	50,364	50,364
Other asset-backed securities	—	79,064	—	79,064
Total fixed maturities	$—	$15,974,918	$528,447	$16,503,365
Percentage of total	—%	97%	3%	100%

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2023	$—	$50,364	$478,083	$528,447
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(4,542)	5,370	828
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	1,141	2	1,143
Other(1)	—	(1,461)	(11,816)	(13,277)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at March 31, 2023	$—	$45,502	$471,639	$517,141
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At March 31, 2023	$—	$(4,542)	$5,370	$828
At March 31, 2022	—	(3,809)	(36,360)	(40,169)

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of March 31, 2023	624	1,290	1,914
As of December 31, 2022	1,819	157	1,976

Globe Life's entire fixed maturity portfolio consisted of 2,379 issues by 987 different issuers at March 31, 2023 and 2,328 issues by 979 different issuers at December 31, 2022. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of March 31, 2023 and December 31, 2022.

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at March 31, 2023 and December 31, 2022.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Analysis of Gross Unrealized Investment Losses

	At March 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$275,114	$(17,384)	$84,691	$(10,098)	$359,805	$(27,482)
States, municipalities, and political subdivisions	601,542	(23,575)	1,219,137	(403,354)	1,820,679	(426,929)
Foreign governments	15,491	(145)	25,555	(11,137)	41,046	(11,282)
Corporates, by sector:
Financial	1,355,645	(92,771)	1,482,482	(308,161)	2,838,127	(400,932)
Utilities	304,897	(14,438)	474,873	(77,678)	779,770	(92,116)
Energy	319,199	(11,489)	332,106	(58,433)	651,305	(69,922)
Other corporate sectors	1,211,339	(64,035)	2,859,975	(470,663)	4,071,314	(534,698)
Total corporates	3,191,080	(182,733)	5,149,436	(914,935)	8,340,516	(1,097,668)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	25,733	(696)	43,631	(5,454)	69,364	(6,150)
Total investment grade securities	4,108,960	(224,533)	6,522,450	(1,344,978)	10,631,410	(1,569,511)

Below investment grade securities:
States, municipalities, and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	79,716	(9,059)	106,971	(43,403)	186,687	(52,462)
Utilities	8,265	(662)	20,166	(1,801)	28,431	(2,463)
Energy	—	—	34,289	(10,416)	34,289	(10,416)
Other corporate sectors	71,156	(4,350)	90,580	(18,342)	161,736	(22,692)
Total corporates	159,137	(14,071)	252,006	(73,962)	411,143	(88,033)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	11,580	(808)	11,580	(808)
Total below investment grade securities	159,137	(14,071)	263,586	(74,770)	422,723	(88,841)
Total fixed maturities	$4,268,097	$(238,604)	$6,786,036	$(1,419,748)	$11,054,133	$(1,658,352)

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

        GL Q1 2023 FORM 10-Q

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

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses beginning balance	$—	$387
Additions to allowance for which credit losses were not previously recorded	32,767	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	(387)
Allowance for credit losses ending balance	$32,767	$—

As of March 31, 2023 and December 31, 2022, the Company did not have any fixed maturities in non-accrual status.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	March 31, 2023	December 31, 2022
Investment funds	$789,197	$768,689
Commercial mortgage loan participations	204,275	181,305
Other	29,139	26,022
Total	$1,022,611	$976,016

The following table presents additional information about the Company's investment funds as of March 31, 2023 and December 31, 2022 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	March 31, 2023	December 31, 2022	March 31, 2023	Redemption Term/Notice
Commercial mortgage loans	$454,144	$431,405	$330,245	Fully redeemable and non-redeemable with varying terms.
Opportunistic credit	157,899	158,524	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Infrastructure	158,036	159,534	21,366	Fully redeemable and non-redeemable with varying terms.
Other	19,118	19,226	120,079
Total investment funds	$789,197	$768,689	$471,690

The Company had $21 million of capital called during the year from existing investment funds. Our unfunded commitments were $472 million as of March 31, 2023.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$59,965	29	$62,375	34
Hospitality	28,033	14	27,796	15
Retail	23,744	12	15,342	9
Industrial	27,259	13	27,248	15
Multi-family	57,206	28	42,232	23
Office	11,137	6	8,101	5
Total recorded investment	207,344	102	183,094	101
Less allowance for credit losses	(3,069)	(2)	(1,789)	(1)
Carrying value, net of allowance for credit losses	$204,275	100	$181,305	100

	March 31, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$64,990	32	$64,477	36
Texas	23,132	12	22,905	13
New York	27,570	14	19,167	11
Washington	14,939	7	14,925	8
Massachusetts	14,925	7	—	—
Florida	33,217	16	33,182	18
Other	28,571	14	28,438	15
Total recorded investment	207,344	102	183,094	101
Less allowance for credit losses	(3,069)	(2)	(1,789)	(1)
Carrying value, net of allowance for credit losses	$204,275	100	$181,305	100

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables are reflective of the key factors, debt service coverage ratios, and loan-to-value (LTV) ratios that are utilized by management to monitor the performance of the portfolios. The Company only makes new investments in commercial mortgage loans that have a LTV ratio less than 80%. Generally, a higher LTV ratio and a lower debt service coverage ratio can potentially equate to higher risk of loss.

	March 31, 2023
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$24,235	$123,466	$20,430	$168,131	81
70% to 80%	—	7,222	1,238	8,460	4
81% to 90%	8,307	—	—	8,307	4
Greater than 90%	7,035	15,411	—	22,446	11
Total	$39,577	$146,099	$21,668	207,344	100
Less allowance for credit losses				(3,069)
Total, net of allowance for credit losses				$204,275
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by appraised value, including planned renovations and stabilized occupancy, at origination. Updated internal valuations are used when a loan is materially underperforming.

	December 31, 2022
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$24,221	$108,156	$12,018	$144,395	79
70% to 80%	—	22,120	1,238	23,358	13
81% to 90%	8,307	—	—	8,307	4
Greater than 90%	7,034	—	—	7,034	4
Total	$39,562	$130,276	$13,256	183,094	100
Less allowance for credit losses				(1,789)
Total, net of allowance for credit losses				$181,305
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by appraised value, including planned renovations and stabilized occupancy, at origination. Updated internal valuations are used when a loan is materially underperforming.

As of March 31, 2023, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 25 loans in the portfolio. For the three months ended March 31, 2023, the allowance for credit losses increased $1.3 million. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses beginning balance	$1,789	$827
Provision (reversal) for credit losses	1,280	—
Allowance for credit losses ending balance	$3,069	$827

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
There were no delinquent commercial mortgage loans as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had no commercial mortgage loan in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $28 million as of March 31, 2023.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount outstanding at March 31, 2023 was $115 million.

Litigation: Globe Life Inc. and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including putative class action litigation, alleged breaches of contract, torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Parent Company's insurance subsidiaries, employment discrimination, and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to the Parent Company and its subsidiaries, management does not believe that it is reasonably possible that such litigation will have a material adverse effect on Globe Life's financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts. Globe Life's management recognizes that large punitive damage awards bearing little or no relation to actual damages continue to be awarded by juries in jurisdictions in which the Company has substantial business, creating the potential for unpredictable material adverse judgments in any given punitive damage suit.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 6—Policy Liabilities

The liability for future policy benefits is determined based on the net level premium method, which requires the liability be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders.

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$4,925,192	$7,264,905	$1,332,469	$559,972	$14,082,538
Beginning balance at original discount rates	3,906,098	5,533,741	1,040,242	416,141	10,896,222
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(4,315)	(29,595)	(625)	1,652	(32,883)
Adjusted balance at January 1, 2022	3,901,783	5,504,146	1,039,617	417,793	10,863,339
Issuances(1)	215,926	173,775	22,965	7,300	419,966
Interest accrual(2)	43,074	67,608	12,810	5,172	128,664
Net premiums collected(3)	(120,203)	(149,757)	(31,627)	(10,831)	(312,418)
Effect of changes in the foreign exchange rate	2,900	—	—	—	2,900
Ending balance at original discount rates	4,043,480	5,595,772	1,043,765	419,434	11,102,451
Effect of change from original to current discount rates	603,267	1,114,883	181,223	92,398	1,991,771
Balance at March 31, 2022	$4,646,747	$6,710,655	$1,224,988	$511,832	$13,094,222

Balance at January 1, 2023	$4,273,156	$5,910,224	$1,094,407	$470,741	$11,748,528
Beginning balance at original discount rates	4,246,723	5,680,864	1,066,123	449,209	11,442,919
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(29,981)	(47,988)	(5,590)	(1,886)	(85,445)
Adjusted balance at January 1, 2023	4,216,742	5,632,876	1,060,533	447,323	11,357,474
Issuances(1)	192,555	168,952	30,142	7,241	398,890
Interest accrual(2)	47,898	70,991	13,288	5,670	137,847
Net premiums collected(3)	(127,239)	(153,919)	(33,188)	(11,557)	(325,903)
Effect of changes in the foreign exchange rate	(3,999)	—	—	—	(3,999)
Ending balance at original discount rates	4,325,957	5,718,900	1,070,775	448,677	11,564,309
Effect of change from original to current discount rates	141,680	391,650	57,308	34,379	625,017
Balance at March 31, 2023	$4,467,637	$6,110,550	$1,128,083	$483,056	$12,189,326
(1)Issuances represent the present value, using the original discount rate, of the expected net premiums related to new policies issued during each respective period.
(2)The interest accrual is the interest earned on the beginning present value of the expected net premiums, as well as the interest on actual net premiums earned during the period, using the original interest rate.
(3)Net premiums collected represent the product of the current period net premium ratio, and the gross premiums collected during the period on the in-force business.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$11,773,519	$11,859,408	$4,542,697	$5,488,684	$33,664,308
Beginning balance at original discount rates	7,744,201	8,157,259	3,206,164	3,267,306	22,374,930
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(2,959)	(25,850)	153	1,680	(26,976)
Adjusted balance at January 1, 2022	7,741,242	8,131,409	3,206,317	3,268,986	22,347,954
Issuances(1)	215,926	173,775	22,965	7,300	419,966
Interest accrual(2)	100,336	106,928	42,230	48,280	297,774
Benefit payments(3)	(104,321)	(173,611)	(63,457)	(34,297)	(375,686)
Effect of changes in the foreign exchange rate	6,511	—	—	—	6,511
Ending balance at original discount rates	7,959,694	8,238,501	3,208,055	3,290,269	22,696,519
Effect of change from original to current discount rates	2,692,562	2,511,848	858,179	1,558,106	7,620,695
Balance at March 31, 2022	$10,652,256	$10,750,349	$4,066,234	$4,848,375	$30,317,214

Balance at January 1, 2023	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961
Beginning balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(31,526)	(48,947)	(7,054)	(2,896)	(90,423)
Adjusted balance at January 1, 2023	8,378,235	8,428,945	3,265,926	3,400,808	23,473,914
Issuances(1)	192,555	168,952	30,142	7,241	398,890
Interest accrual(2)	109,329	112,768	43,256	50,378	315,731
Benefit payments(3)	(96,674)	(147,061)	(54,730)	(30,892)	(329,357)
Effect of changes in the foreign exchange rate	(9,711)	—	—	—	(9,711)
Ending balance at original discount rates	8,573,734	8,563,604	3,284,594	3,427,535	23,849,467
Effect of change from original to current discount rates	1,063,729	1,061,076	274,418	738,992	3,138,215
Balance at March 31, 2023	$9,637,463	$9,624,680	$3,559,012	$4,166,527	$26,987,682
(1)Issuances represent the present value, using the original discount rate, of the expected future policy benefits related to new policies issued during each respective period.
(2)The interest accrual is the interest earned on the beginning present value of the expected future policy benefits, as well as the interest on actual benefits and expenses paid during the period, using the original interest rate.
(3)Benefit payments represent the release of the present value, using the original discount rate, of the actual future policy benefits incurred during the period due to death, lapse, and maturity benefit payments based on the revised expected assumptions.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Net liability for future policy benefits as of March 31, 2022
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$3,916,214	$2,642,729	$2,164,290	$2,870,835	$11,594,068
Effect of changes in discount rate assumptions	2,089,295	1,396,965	676,956	1,465,708	5,628,924
Net liability for future policy benefits at current discount rates	6,005,509	4,039,694	2,841,246	4,336,543	17,222,992
Other Adjustments(1)	(11)	2,820	(10,446)	(43,598)	(51,235)
Net liability for future policy benefits, after other adjustments, at current discount rates	$6,005,498	$4,042,514	$2,830,800	$4,292,945	$17,171,757

(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

	Life
	Net liability for future policy benefits as of March 31, 2023
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,247,777	$2,844,704	$2,213,819	$2,978,858	$12,285,158
Effect of changes in discount rate assumptions	922,049	669,426	217,110	704,613	2,513,198
Net liability for future policy benefits at current discount rates	5,169,826	3,514,130	2,430,929	3,683,471	14,798,356
Other Adjustments(1)	(46)	4,546	486	(36,765)	(31,779)
Net liability for future policy benefits, after other adjustments, at current discount rates	$5,169,780	$3,518,676	$2,431,415	$3,646,706	$14,766,577

(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$3,611,659	$1,944,714	$517,368	$222,553	$121,724	$6,418,018
Beginning balance at original discount rates	2,949,851	1,688,590	414,409	178,801	96,776	5,328,427
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(49,560)	(15,162)	(15,462)	(2,465)	(1,880)	(84,529)
Adjusted balance at January 1, 2022	2,900,291	1,673,428	398,947	176,336	94,896	5,243,898
Issuances(1)	90,034	53,518	10,815	10,452	880	165,699
Interest accrual(2)	30,339	14,940	4,872	1,831	1,182	53,164
Net premiums collected(3)	(62,895)	(42,751)	(12,883)	(5,252)	(2,550)	(126,331)
Effect of changes in the foreign exchange rate	—	—	—	312	—	312
Ending balance at original discount rates	2,957,769	1,699,135	401,751	183,679	94,408	5,336,742
Effect of change from original to current discount rates	379,383	91,102	61,701	24,385	15,326	571,897
Balance at March 31, 2022	$3,337,152	$1,790,237	$463,452	$208,064	$109,734	$5,908,639

Balance at January 1, 2023	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422
Beginning balance at original discount rates	2,941,261	1,729,219	415,442	192,631	87,751	5,366,304
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(34,132)	(18,758)	(16,585)	(1,621)	(2,573)	(73,669)
Adjusted balance at January 1, 2023	2,907,129	1,710,461	398,857	191,010	85,178	5,292,635
Issuances(1)	75,839	67,787	13,303	10,212	2,392	169,533
Interest accrual(2)	31,587	16,199	4,890	2,036	1,057	55,769
Net premiums collected(3)	(65,914)	(43,979)	(12,403)	(5,424)	(2,661)	(130,381)
Effect of changes in the foreign exchange rate	—	—	—	(388)	—	(388)
Ending balance at original discount rates	2,948,641	1,750,468	404,647	197,446	85,966	5,387,168
Effect of change from original to current discount rates	49,082	(86,054)	16,800	3,220	4,277	(12,675)
Balance at March 31, 2023	$2,997,723	$1,664,414	$421,447	$200,666	$90,243	$5,374,493
(1)Issuances represent the present value, using the original discount rate, of the expected net premiums related to new policies issued during each respective period.
(2)The interest accrual is the interest earned on the beginning present value of the expected net premiums, as well as the interest on actual net premiums earned during the period, using the original interest rate.
(3)Net premiums collected represent the product of the current period net premium ratio, and the gross premiums collected during the period on the in-force business.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$3,810,559	$3,840,322	$1,201,317	$380,915	$119,888	$9,353,001
Beginning balance at original discount rates	3,090,901	3,193,342	921,608	285,604	95,628	7,587,083
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(50,453)	(15,668)	(15,790)	(2,645)	(2,025)	(86,581)
Adjusted balance at January 1, 2022	3,040,448	3,177,674	905,818	282,959	93,603	7,500,502
Issuances(1)	89,904	53,518	10,866	10,452	876	165,616
Interest accrual(2)	32,308	29,583	12,120	3,432	1,182	78,625
Benefit payments(3)	(67,243)	(28,494)	(23,065)	(5,044)	(3,389)	(127,235)
Effect of changes in the foreign exchange rate	—	—	—	557	—	557
Ending balance at original discount rates	3,095,417	3,232,281	905,739	292,356	92,272	7,618,065
Effect of change from original to current discount rates	413,068	244,358	176,686	59,275	14,762	908,149
Balance at March 31, 2022	$3,508,485	$3,476,639	$1,082,425	$351,631	$107,034	$8,526,214

Balance at January 1, 2023	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349
Beginning balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(31,443)	(19,779)	(15,995)	(1,578)	(2,302)	(71,097)
Adjusted balance at January 1, 2023	3,049,190	3,316,565	888,870	302,135	82,910	7,639,670
Issuances(1)	75,683	67,787	13,285	10,212	2,388	169,355
Interest accrual(2)	33,480	32,289	11,840	3,668	1,057	82,334
Benefit payments(3)	(78,563)	(29,261)	(23,976)	(7,137)	(3,354)	(142,291)
Effect of changes in the foreign exchange rate	—	—	—	(708)	—	(708)
Ending balance at original discount rates	3,079,790	3,387,380	890,019	308,170	83,001	7,748,360
Effect of change from original to current discount rates	52,672	(212,708)	59,977	18,363	4,089	(77,607)
Balance at March 31, 2023	$3,132,462	$3,174,672	$949,996	$326,533	$87,090	$7,670,753
(1)Issuances represent the present value, using the original discount rate, of the expected future policy benefits related to new policies issued during each respective period.
(2)The interest accrual is the interest earned on the beginning present value of the expected future policy benefits, as well as the interest on actual benefits and expenses paid during the period, using the original interest rate.
(3)Benefit payments represent the release of the present value, using the original discount rate, of the actual future policy benefits incurred during the period due to death, lapse, and maturity benefit payments based on the revised expected assumptions.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of March 31, 2022
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$137,648	$1,533,146	$503,988	$108,677	$(2,136)	$2,281,323
Effect of changes in discount rate assumptions	33,685	153,256	114,985	34,890	(564)	336,252
Net liability for future policy benefits at current discount rates	171,333	1,686,402	618,973	143,567	(2,700)	2,617,575
Other Adjustments	(1,812)	(10,847)	1,508	12	3,812	(7,327)
Net liability for future policy benefits, after other adjustments, at current discount rates	$169,521	$1,675,555	$620,481	$143,579	$1,112	$2,610,248
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

	Health
	Net liability for future policy benefits as of March 31, 2023
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	131,149	1,636,912	485,372	110,724	(2,965)	2,361,192
Effect of changes in discount rate assumptions	3,590	(126,654)	43,177	15,143	(188)	(64,932)
Net liability for future policy benefits at current discount rates	134,739	1,510,258	528,549	125,867	(3,153)	2,296,260
Other Adjustments	1,771	(9,362)	4,348	333	4,162	1,252
Net liability for future policy benefits, after other adjustments, at current discount rates	$136,510	$1,500,896	$532,897	$126,200	$1,009	$2,297,512
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

During the three-month periods ended March 31, 2023 and 2022, the Company's results for actual variances from expected experience produced a net reserve remeasurement gain of $659 thousand and a net reserve remeasurement loss of $3.8 million in the Condensed Consolidated Statements of Operations, respectively. The variance of actual experience from expected experience during the first quarter of 2023 was primarily due to favorable variances from mortality assumptions as compared to actual experience in our life insurance segment (a $2.7 million gain), and unfavorable variances from morbidity assumptions as compared to actual experience in our health insurance segment (a $2.0 million loss). The variance of actual experience from expected experience during the first quarter of 2022 was primarily due to unfavorable variances from mortality assumptions as compared to actual experience in our life insurance segment (a $5.8 million loss), and favorable variances from morbidity assumptions as compared to actual experience in our health insurance segment (a $2.0 million gain). The life segment has experienced lower claims in the first quarter of 2023 versus the prior year mainly driven by lower excess claims due to COVID and non-COVID causes, which was seen in the American Income, Direct to Consumer, and Liberty National channels. The health segment's utilization has returned to normal levels in 2023, specifically in the United American and Liberty National channels. There were no changes to the inputs, judgments, assumptions and methods used in measuring the liability for future policy benefits during the three-month periods ended March 31, 2023 and 2022.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table reconciles the liability for future policy benefits to the Consolidated Balance Sheets as of March 31, 2023:

	At Original Discount Rates		At Current Discount Rates
	As of March 31,		As of March 31,
	2023	2022	2023	2022
Life(1):
American Income	$4,247,758	$3,916,187	$5,169,780	$6,005,498
Direct to Consumer	2,844,707	2,642,729	3,518,676	4,042,514
Liberty National	2,206,288	2,153,030	2,431,415	2,830,800
Other	2,952,802	2,846,161	3,646,706	4,292,945
Net liability for future policy benefits—long duration life	12,251,555	11,558,107	14,766,577	17,171,757
Health(1):
United American	130,992	135,891	136,510	169,521
Family Heritage	1,626,881	1,524,185	1,500,896	1,675,555
Liberty National	488,546	505,319	532,897	620,481
American Income	111,096	108,693	126,200	143,579
Direct to Consumer	961	1,004	1,009	1,112
Net liability for future policy benefits—long duration health	2,358,476	2,275,092	2,297,512	2,610,248
Deferred profit liability	177,248	184,451	177,248	184,451
Deferred annuity	907,797	1,027,087	907,797	1,027,087
Interest sensitive life	737,900	744,244	737,900	744,244
Other	9,540	8,118	9,540	8,118
Total future policy benefits	$16,442,516	$15,797,099	$18,896,574	$21,745,905
(1)Balances are presented net of the reinsurance recoverable and the effects of flooring the liability.

The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities for the periods ended March 31, 2023 and 2022:

	Life
	Weighted-average Discount Rates
	March 31, 2023				March 31, 2022
	American Income	DTC	Liberty National	Other	American Income	DTC	Liberty National	Other
Original discount rate	5.8%	6.0%	5.6%	6.2%	5.8%	6.0%	5.6%	6.2%
Current discount rate	4.9%	5.0%	5.0%	5.0%	4.0%	4.0%	3.9%	3.9%

	Health
	Weighted-average Discount Rates
	March 31, 2023					March 31, 2022
	United American	Family Heritage	Liberty National	American Income	DTC	United American	Family Heritage	Liberty National	American Income	DTC
Original discount rate	5.2%	4.3%	5.8%	5.9%	5.2%	5.2%	4.4%	5.8%	5.9%	5.2%
Current discount rate	4.8%	4.9%	4.9%	4.8%	4.8%	3.8%	3.9%	3.6%	3.8%	3.8%

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities for the periods ended March 31, 2023 and 2022:

	March 31,
	2023		2022
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.90	23.33	22.80	23.78
Direct to Consumer	20.24	21.82	20.81	22.93
Liberty National	14.94	15.63	15.08	16.85
Other	16.52	18.23	16.76	19.59

Health
United American	11.40	10.80	11.68	11.83
Family Heritage	14.91	14.43	15.28	15.80
Liberty National	9.31	9.66	9.01	10.11
American Income	12.15	12.74	12.45	13.95
Direct to Consumer	11.40	10.80	11.68	11.83

The following tables summarize the amount of gross premiums and interest, net of reinsurance, related to long duration life and health contracts that are recognized in the Condensed Consolidated Statements of Operations:

	Life
	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$387,145	$61,431	$369,737	$57,262
Direct to Consumer	244,707	41,714	242,662	39,292
Liberty National	84,072	29,769	79,348	29,285
Other	51,835	44,275	52,387	42,697
Total	$767,759	$177,189	$744,134	$168,536

	Health
	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$97,833	$1,822	$92,266	$1,914
Family Heritage	96,090	15,977	89,540	14,545
Liberty National	46,745	6,920	47,496	7,226
American Income	28,096	1,632	27,937	1,601
Direct to Consumer	3,542	—	3,536	—
Total	$272,306	$26,351	$260,775	$25,286

Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums and expected future policy benefits, at both original and current discount rates, for life and health contracts:

	Life
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future net premiums	$7,617,532	$4,325,957	$4,467,637	$7,115,131	$4,043,480	$4,646,747
PV of expected future gross premiums	23,041,514	13,054,486	13,575,751	21,851,854	12,374,587	14,324,455
PV of expected future policy benefits	28,821,998	8,573,734	9,637,463	26,930,450	7,959,694	10,652,256

DTC
PV of expected future net premiums	$10,832,386	$5,718,900	$6,110,550	$10,630,110	$5,595,772	$6,710,655
PV of expected future gross premiums	17,479,516	9,165,113	9,773,835	17,414,120	9,103,648	10,912,941
PV of expected future policy benefits	25,582,750	8,563,604	9,624,680	24,876,834	8,238,501	10,750,349

Liberty National
PV of expected future net premiums	$1,889,419	$1,070,775	$1,128,083	$1,855,371	$1,043,765	$1,224,988
PV of expected future gross premiums	4,453,139	2,599,082	2,667,795	4,265,146	2,485,460	2,848,626
PV of expected future policy benefits	8,658,766	3,284,594	3,559,012	8,514,395	3,208,055	4,066,234

Other
PV of expected future net premiums	$919,924	$448,677	$483,056	$869,727	$419,434	$511,832
PV of expected future gross premiums	3,798,669	1,920,302	2,126,949	3,907,011	1,950,624	2,441,512
PV of expected future policy benefits	12,392,224	3,427,535	4,166,527	12,277,130	3,290,269	4,848,375

Total
PV of expected future net premiums	$21,259,261	$11,564,309	$12,189,326	$20,470,339	$11,102,451	$13,094,222
PV of expected future gross premiums	48,772,838	26,738,983	28,144,330	47,438,131	25,914,319	30,527,534
PV of expected future policy benefits	75,455,738	23,849,467	26,987,682	72,598,809	22,696,519	30,317,214

As of March 31, 2023 for the life segment using current discount rates, the Company anticipates $12.2 billion of expected future net premiums and $28.1 billion of expected future gross premiums. As of March 31, 2022 using current discount rates, the Company anticipated $13.1 billion in expected future net premiums and $30.5 billion of expected future gross premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.
.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future net premiums	$4,685,306	$2,948,641	$2,997,723	$4,763,592	$2,957,769	$3,337,152
PV of expected future gross premiums	6,783,819	4,279,547	4,346,007	6,781,444	4,226,705	4,765,664
PV of expected future policy benefits	4,909,212	3,079,790	3,132,462	5,057,861	3,095,417	3,508,485

Family Heritage
PV of expected future net premiums	$2,908,079	$1,750,468	$1,664,414	$2,784,235	$1,699,135	$1,790,237
PV of expected future gross premiums	6,442,316	3,846,392	3,682,300	5,897,650	3,570,212	3,791,575
PV of expected future policy benefits	6,358,594	3,387,380	3,174,672	6,004,155	3,232,281	3,476,639

Liberty National
PV of expected future net premiums	$634,061	$404,647	$421,447	$641,225	$401,751	$463,452
PV of expected future gross premiums	2,232,290	1,396,334	1,468,763	2,174,779	1,356,873	1,577,158
PV of expected future policy benefits	1,575,745	890,019	949,996	1,594,836	905,739	1,082,425

American Income
PV of expected future net premiums	$351,655	$197,446	$200,666	$323,828	$183,679	$208,064
PV of expected future gross premiums	1,760,671	984,216	1,037,339	1,723,857	963,321	1,130,227
PV of expected future policy benefits	626,151	308,170	326,533	599,187	292,356	351,631

Direct to Consumer
PV of expected future net premiums	$131,187	$85,966	$90,243	$148,614	$94,408	$109,734
PV of expected future gross premiums	171,266	112,442	118,105	204,317	130,162	151,140
PV of expected future policy benefits	124,597	83,001	87,090	143,711	92,272	107,034

Total
PV of expected future net premiums	8,710,288	5,387,168	5,374,493	8,661,494	5,336,742	5,908,639
PV of expected future gross premiums	17,390,362	10,618,931	10,652,514	16,782,047	10,247,273	11,415,764
PV of expected future policy benefits	13,594,299	7,748,360	7,670,753	13,399,750	7,618,065	8,526,214

As of March 31, 2023 for the health segment using current discount rates, the Company anticipates $5.4 billion of expected future net premiums and $10.6 billion of expected future gross premiums. As of March 31, 2022 using current discount rates, the Company anticipated $5.9 billion in expected future net premiums and $11.4 billion of expected future gross premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances as of March 31, 2023 and 2022:

	Policyholders' Account Balances
	2023			2022
	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
Balance at January 1,	$739,105	954,318	123,234	$745,335	$1,033,525	$99,468
Issuances	—	202	—	—	340	—
Premiums received	6,030	4,776	21,662	6,297	8,216	2,044
Policy charges	(3,319)	—	—	(3,474)	—	—
Surrenders and withdrawals	(5,384)	(43,533)	(3,303)	(5,280)	(11,873)	(2,805)
Benefit payments	(7,844)	(15,784)	—	(8,999)	(12,073)	—
Interest credited	7,135	7,560	1,238	7,170	8,290	1,125
Other	2,177	258	(145)	3,195	662	292
Balance at March 31,	$737,900	$907,797	$142,686	$744,244	$1,027,087	$100,124

Weighted-average credit rate	3.92%	3.29%	3.78%	3.91%	3.26%	4.58%
Net amount at risk	$1,847,128	N/A	N/A	$1,952,631	N/A	N/A
Cash surrender value	676,247	907,797	142,686	693,201	1,027,064	100,124

The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policy holders and the respective guaranteed minimums:

	At March 31, 2023
Range of guaranteed minimum crediting rates	Interest Sensitive Life(1)	Deferred Annuity(1)	Other Policyholders' Funds(1)
At guaranteed minimum
Less than 3.00%	$—	$1,971	$43,191
3.00%-3.99%	28,956	698,952	4,097
4.00%-4.99%	619,411	206,874	57,596
Greater than 5.00%	89,533	—	37,802
Total	$737,900	$907,797	$142,686
(1)All of the Company's policyholders' account balances had actual crediting rates at the guaranteed minimum.

	At March 31, 2022
Range of guaranteed minimum crediting rates	Interest Sensitive Life(1)	Deferred Annuity(1)	Other Policyholders' Funds(1)
At guaranteed minimum
Less than 3.00%	$—	$2,254	$—
3.00%-3.99%	28,684	811,865	2,911
4.00%-4.99%	626,179	212,968	58,990
Greater than 5.00%	89,381	—	38,223
Total	$744,244	$1,027,087	$100,124
(1)All of the Company's policyholders' account balances had minimum crediting rates at the guaranteed minimum.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three months ended March 31, 2023 and 2022:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$1,960,254	$1,583,695	$566,419	$301,647	$4,412,015
Capitalizations	114,428	48,216	20,465	3,487	186,596
Amortization expense	(33,513)	(23,172)	(11,046)	(4,198)	(71,929)
Foreign exchange adjustment	1,738	—	—	—	1,738
Experience adjustment	—	—	—	—	—
Balance at March 31, 2022	$2,042,907	$1,608,739	$575,838	$300,936	$4,528,420

Balance at January 1, 2023	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291
Capitalizations	115,395	47,410	24,221	3,321	190,347
Amortization expense	(38,299)	(24,753)	(12,412)	(4,125)	(79,589)
Foreign exchange adjustment	(2,787)	—	—	—	(2,787)
Experience adjustment	—	—	—	—	—
Balance at March 31, 2023	$2,332,600	$1,699,588	$622,532	$297,542	$4,952,262

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$81,140	$388,967	$127,537	$49,406	$2,032	$649,082
Capitalizations	580	12,363	4,121	3,155	—	20,219
Amortization expense	(1,516)	(6,405)	(3,320)	(829)	(44)	(12,114)
Foreign exchange adjustment	—	—	—	88	—	88
Experience adjustment	—	—	—	—	—	—
Balance at March 31, 2022	$80,204	$394,925	$128,338	$51,820	$1,988	$657,275

Balance at January 1, 2023	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763
Capitalizations	507	15,097	4,882	3,143	—	23,629
Amortization expense	(1,513)	(6,560)	(3,250)	(938)	(47)	(12,308)
Foreign exchange adjustment	—	—	—	(126)	—	(126)
Experience adjustment	—	—	—	—	—	—
Balance at March 31, 2023	$76,388	$425,145	$134,728	$59,890	$1,807	$697,958

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Consolidated Balance Sheets as of March 31, 2023:

	March 31,
	2023	2022
Life
American Income	$2,332,600	$2,042,907
Direct to Consumer	1,699,588	1,608,739
Liberty National	622,532	575,838
Other	297,542	300,936
Total DAC - Life	4,952,262	4,528,420

Health
United American	76,388	80,204
Family Heritage	425,145	394,925
Liberty National	134,728	128,338
American Income	59,890	51,820
Direct to Consumer	1,807	1,988
Total DAC - Health	697,958	657,275

Annuity	4,218	5,988
Total	$5,654,438	$5,191,683

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	March 31, 2023	December 31, 2022

Balance at beginning of period	$182,202	$171,109
Incurred related to:
Current year	173,865	676,190
Prior year	(1,923)	(15,631)
Total incurred	171,942	660,559
Paid related to:
Current year	72,870	517,856
Prior year	99,876	131,610
Total paid	172,746	649,466
Balance at end of period	$181,398	$182,202

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	March 31, 2023	December 31, 2022

Policy claims and other benefits payable:
Life insurance	$307,898	$325,017
Health insurance	181,398	182,202
Total	$489,296	$507,219

        GL Q1 2023 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at March 31, 2023 and December 31, 2022.

Pension Assets by Component at March 31, 2023

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Corporate bonds:
Financial	$—	$22,482	$—	$22,482	4
Utilities	—	20,838	—	20,838	4
Energy	—	7,564	—	7,564	2
Other corporates	—	26,433	—	26,433	5
Total corporate bonds	—	77,317	—	77,317	15
Exchange traded fund(1)	276,478	—	—	276,478	53
U.S. Government and Agency	—	76,643	—	76,643	15
Other bonds	—	202	—	202	—
Guaranteed annuity contract(2)	—	43,297	—	43,297	8
Short-term investments	23,016	—	—	23,016	4
Other	12,379	—	—	12,379	2
	$311,873	$197,459	$—	509,332	97
Other long-term investments(3)				13,767	3
Total pension assets				$523,099	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns less than 1% of the investment fund. As of March 31, 2023, the expected term of the investment fund is approximately 2 years and the commitment of the investment is fully funded. The investment is non-redeemable.

        GL Q1 2023 FORM 10-Q

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
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns approximately 1% of the investment fund. As of December 31, 2022, the expected term of the investment fund was approximately 3 years and the commitment of the investment is fully funded. The investment is non-redeemable.

SERP: The following table includes information regarding the SERP.

	Three Months Ended March 31,
	2023	2022
Premiums paid for insurance coverage	$443	$443

	March 31, 2023	December 31, 2022
Total investments:
Company owned life insurance	$54,788	$54,681
Exchange traded funds	74,632	71,258
	$129,420	$125,939

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Pension Plans	$517,770	$492,103
SERP	70,499	70,464
Pension benefit obligation	$588,269	$562,567

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the Pension Plans and SERP by expense components for the three months ended March 31, 2023 and 2022.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2023	2022
Service cost	$5,392	$8,655
Interest cost	7,834	6,123
Expected return on assets	(9,656)	(8,885)
Amortization:
Prior service cost	269	158
Actuarial (gain) loss	(52)	3,209
Net periodic benefit cost	$3,787	$9,260

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2023	2022
Basic weighted average shares outstanding	96,388,211	99,273,616
Weighted average dilutive options outstanding	1,522,889	976,758
Diluted weighted average shares outstanding	97,911,100	100,250,374

Antidilutive shares	209,870	563,991

Antidilutive shares are excluded from the calculation of diluted earnings per share.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				March 31, 2023				December 31, 2022
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$165,612	$(38)	$165,574	$164,746	$165,500
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(4,229)	545,771	546,348	545,601
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(3,668)	396,332	323,984	396,219
Senior notes(1)	5/19/2022	6/15/2032	4.800%	250,000	(4,412)	245,588	241,275	245,493
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,585)	123,415	124,265	123,410
Junior subordinated debentures	6/14/2021	6/15/2061	4.250%	325,000	(7,752)	317,248	248,300	317,229
				1,815,612	(21,684)	1,793,928	1,648,918	1,793,452
Less current maturity of long-term debt				165,612	(38)	165,574	164,746	165,500
Total long-term debt				1,650,000	(21,646)	1,628,354	1,484,172	1,627,952

Current maturity of long-term debt				165,612	(38)	165,574	164,746	165,500
FHLB borrowings				45,000	—	45,000	45,000	—
Commercial paper				305,000	(1,327)	303,673	303,673	283,603
Total short-term debt				515,612	(1,365)	514,247	513,419	449,103

Total debt				$2,165,612	$(23,011)	$2,142,601	$1,997,591	$2,077,055
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

The commercial paper has the highest priority of all unsecured debt, followed by senior notes then junior subordinated debentures. The senior notes due 2023 are noncallable, the remaining senior notes are callable under a make-whole provision, and the junior subordinated debentures are subject to an optional redemption five years from issuance. Interest on the 4.25% junior subordinated debentures is payable quarterly while all other long-term debt is payable semi-annually.

Federal Home Loan Bank (FHLB): FHLB membership provides our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

Globe Life owns $16.0 million in FHLB common stock as of March 31, 2023 and $14.3 million as of December 31, 2022. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Consolidated Balance Sheets.

Borrowings with the FHLB are subject to the availability of pledged assets at Globe Life. As of March 31, 2023, Globe Life's maximum borrowing capacity under the FHLB facility was approximately $633 million, based on

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
pledged assets with a fair value of $850 million. As of March 31, 2023, $43 million in funding agreements were outstanding with the FHLB, compared to $23 million as of December 31, 2022. This amount is included in "Other policyholders' funds" on the Consolidated Balance Sheets. In addition, the Company had $45 million in short-term borrowings from the FHLB as of March 31, 2023, compared to $0 as of December 31, 2022, and this amount is recorded in "Short-term debt" on the Consolidated Balance Sheets.

Note 12—Business Segments

Globe Life is organized into four segments: life insurance, supplemental health insurance, annuities, and investments. In addition, other expenses not included in these segments are reported in "Corporate & Other."

Globe Life's reportable insurance segments are based on the insurance product lines it markets and administers: life insurance, supplemental health insurance, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and the similarity in regulatory environment and management techniques. There is also an investment segment that manages the investment portfolio and cash flow for the insurance segments and the corporate function, which has been retrospectively adjusted to exclude the interest on deferred acquisition costs due to the adoption of ASU 2018-12 and the interest on debt. The Company's chief operating decision makers evaluate the overall performance of the operations of the Company in accordance with these segments.

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

The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	Three Months Ended March 31, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$387,512	50	$29,594	9	$—	—	$417,106	38
Direct to Consumer	247,667	32	17,248	5	—	—	264,915	24
Liberty National	85,203	11	46,972	15	—	—	132,175	12
United American	1,882	—	132,607	41	—	—	134,489	12
Family Heritage	1,480	—	96,072	30	—	—	97,552	9
Other	48,853	7	—	—	—	—	48,853	5
	$772,597	100	$322,493	100	$—	—	$1,095,090	100

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$370,106	49	$28,766	9	$—	—	$398,872	37
Direct to Consumer	245,732	33	17,928	6	—	—	263,660	25
Liberty National	80,560	11	47,760	15	—	—	128,320	12
United American	2,074	—	131,690	42	—	—	133,764	13
Family Heritage	1,359	—	89,540	28	—	—	90,899	8
Other	49,297	7	—	—	—	—	49,297	5
	$749,128	100	$315,684	100	$—	—	$1,064,812	100

Due to the nature of the life insurance industry, Globe Life has no individual or group that would be considered a major customer. Substantially all of Globe Life's business is conducted in the United States.

The measure of profitability established by the chief operating decision makers for the insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner in which the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists primarily of premium less net policy benefits, acquisition expenses, and commissions. Required interest on policy liabilities is reflected as a component of the Investment segment (rather than as a component of underwriting margin in the insurance and annuity segments) in order to match this cost with the investment income earned on the assets supporting the policy liabilities.

The measure of profitability for the Investment segment is excess investment income, representing the income earned on the investment portfolio in excess of policy requirements. During the implementation of ASU 2018-12, the Company reviewed its segment disclosures and modified the measure of profitability of our Investment Segment due to the adoption impact of the standard and to align more appropriately with how we view and measure this segment. As of January 1, 2023, this measure was retrospectively adjusted to exclude the interest on deferred acquisition costs due to the adoption of ASU 2018-12 and the interest expense on debt. Other than the above-mentioned interest allocations, no other intersegment revenues or expenses are recognized. Expenses directly attributable to corporate operations are included in the “Corporate & Other” category. Stock-based compensation expense is considered a corporate expense by Globe Life management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense and interest on debt, are also included in the “Corporate & Other” segment category.

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

        GL Q1 2023 FORM 10-Q

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

	Three Months Ended March 31, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments	Consolidated
Revenue:
Premium	$772,597	$322,493	$—	$—	$—	$—	$1,095,090
Net investment income	—	—	—	257,105	—	—	257,105
Other income	—	—	—	—	50	—	50
Total revenue	772,597	322,493	—	257,105	50	—	1,352,245
Expenses:
Policy benefits	507,977	190,962	7,541	1,447	—	—	707,927
Required interest on reserves	(189,821)	(26,323)	(10,259)	226,403	—	—	—
Amortization of acquisition costs	79,589	12,308	425	—	—	—	92,322
Commissions, premium taxes, and non-deferred acquisition costs	83,578	54,214	5	—	—	—	137,797
Insurance administrative expense(1)	—	—	—	—	73,907		73,907
Parent expense	—	—	—	—	2,585	—	2,585
Stock-based compensation expense	—	—	—	—	7,679	—	7,679
Interest expense	—	—	—	—	24,867	—	24,867
Total expenses	481,323	231,161	(2,288)	227,850	109,038	—	1,047,084
Subtotal	291,274	91,332	2,288	29,255	(108,988)	—	305,161
Non-operating items	—	—	—	—	—		—
Measure of segment profitability (pretax)	$291,274	$91,332	$2,288	$29,255	$(108,988)	$—	305,161

Realized gain (loss)—investments							(30,927)
Income before income taxes per Condensed Consolidated Statements of Operations							$274,234
(1)Administrative expense is not allocated to insurance segments.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$749,128	$315,684	$—	$—	$—	$—		$1,064,812
Net investment income	—	—	—	244,894	—	—		244,894
Other income	—	—	—	—	164	—		164
Total revenue	749,128	315,684	—	244,894	164	—		1,309,870
Expenses:
Policy obligations	495,429	189,018	8,642	1,060	—	—		694,149
Required interest on reserves	(181,372)	(25,270)	(11,367)	218,009	—	—		—
Amortization of acquisition costs	71,929	12,114	453	—	—	—		84,496
Commissions, premium taxes, and non-deferred acquisition costs	73,548	51,952	9	—	—	—		125,509
Insurance administrative expense(1)	—	—	—	—	72,565	112	(2)	72,677
Parent expense	—	—	—	—	2,640			2,640
Stock-based compensation expense	—	—	—	—	9,035	—		9,035
Interest expense	—	—	—	—	19,944	—		19,944
Total expenses	459,534	227,814	(2,263)	219,069	104,184	112		1,008,450
Subtotal	289,594	87,870	2,263	25,825	(104,020)	(112)		301,420
Non-operating items	—	—	—	—	—	112	(2)	112
Measure of segment profitability (pretax)	$289,594	$87,870	$2,263	$25,825	$(104,020)	$—		301,532

Realized gain (loss)—investments								(7,244)
Non-operating expenses								(112)
Income before income taxes per Condensed Consolidated Statements of Operations								$294,176
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

Note 13—Subsequent Events

Subsequent to the balance sheet date, the Company closed on a $170 million delayed draw term loan in April 2023 with an 18-month term and a variable interest rate. The proceeds from the term loan will be used to retire the 7.875% Senior Notes maturing on May 15, 2023.

During the quarter, we reviewed available information to evaluate whether an expected credit loss allowance should be established related to our holdings of First Republic Bank. Based on our review, which included analyst reports, public company information, and investment and business news relative to current events, we determined no allowance was needed. Subsequent to March 31, 2023, it was announced First Republic Bank had entered receivership effective April 30, 2023. The Company had $38.6 million outstanding, at amortized cost, with First Republic Bank as of March 31, 2023 with no associated allowance for credit losses. As of May 9, 2023, the fair value of the investment in First Republic Bank was $0.4 million.

        GL Q1 2023 FORM 10-Q

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
1.Economic and other conditions, including the impact of inflation, geopolitical events, and the COVID-19 pandemic on the U.S. economy, leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Globe Life's assumptions;
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

        GL Q1 2023 FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The following management discussion will only include comparison to prior year.

The results included herein reflect the adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Globe Life Inc. implemented the standard on January 1, 2023 using the modified retrospective transition method at adoption. As a result of this election, the prior year figures have been retrospectively adjusted as of January 1, 2021 with significant impacts to Shareholders' Equity, underwriting margins and net operating income. While the impacts of the new accounting guidance is significant, we do not consider it a fundamental change to the overall business.

Additional information on the effects of the adoption has been included in Note 2—New Accounting Standards.

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

Premium revenue (Policy obligations) (Policy acquisition costs and commissions) Underwriting margin

Investment Segment. The investment segment involves the management of our capital resources, including investments and the management of liquidity. Our measure of profitability for the investment segment is excess investment income, as seen below:

Net investment income (Required interest on policy liabilities) Excess investment income

        GL Q1 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2023 with 2022.
•Net income as a return on equity (ROE) for the three months ended March 31, 2023 was 22.9% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 14.6%.
•Total premium increased 3% over the same period in the prior year. Life premium increased 3% for the period from $749 million in 2022 to $773 million in 2023.
•Net investment income increased 5% over the same period in the prior year.
•Total net sales increased 5% over the same period in the prior year from $182 million in 2022 to $190 million in 2023. The average producing agent count across all of the exclusive agencies increased 7% over the prior year.
•Book value per share increased 56% over the same period in the prior year from $25.52 to $39.74. Book value per share, excluding accumulated other comprehensive income(1), increased 10% over the prior year from $63.91 in 2022 to $70.34 in 2023.
•For the three months ended March 31, 2023, the Company repurchased 1.2 million shares of Globe Life Inc. common stock at a total cost of $135 million for an average share price of $115.04.
The following graphs represent net income and net operating income for the three month periods ended March 31, 2023 and 2022.

Net Income
(Dollar amounts in thousands)
$300,000
$200,000
$100,000
$0
$237,484
$223,610
2022
2023

Net Operating Income
(Dollar amounts in thousands)
$300,000
$200,000
$100,000
$0
$243,295
$248,042
2022
2023

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
Net operating income as an ROE, excluding accumulated other comprehensive income (AOCI), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI, net of tax, is $(3.0) billion and $(3.8) billion for the three months ended March 31, 2023 and 2022, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(30.60) and $(38.39) for the three months ended March 31, 2023 and 2022, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q1 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income declined 6% to $224 million during the three months ended March 31, 2023, compared with $237 million in the same period in 2022. This decrease was attributed to $24 million of after-tax realized losses on investments in the current period, as compared to $6 million of after tax realized losses on investments in the year-ago period. See further discussion under the caption Investments. On a diluted per common share basis, net income per common share for the three months ended March 31, 2023 declined 4% from $2.37 to $2.28.

Net operating income increased 2% to $248 million for the three months ended March 31, 2023, compared with $243 million for the same period in 2022, primarily due to a 5% increase in net investment income, offset by a 4% increase in required interest on policy liabilities, and a 1% increase in total underwriting margin. On a diluted per common share basis, net operating income per common share for the three months ended March 31, 2023 increased from $2.43 to $2.53, a 4% increase. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income in 2022 was affected by certain significant and unusual non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

The Company continues to see positive signs in its core operations, including strong sales and premium growth, favorable persistency, and a strong ROE, excluding accumulated other comprehensive income.

        GL Q1 2023 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022	Change	%
Life insurance underwriting margin	$291,274	$289,594	$1,680	1
Health insurance underwriting margin	91,332	87,870	3,462	4
Annuity underwriting margin	2,288	2,263	25	1
Excess investment income	29,255	25,825	3,430	13
Other insurance:
Other income	50	164	(114)	(70)
Administrative expense	(73,907)	(72,565)	(1,342)	2
Corporate and other	(35,131)	(31,619)	(3,512)	11
Pre-tax total	305,161	301,532	3,629	1
Applicable taxes	(57,119)	(58,237)	1,118	(2)
Net operating income	248,042	243,295	4,747	2
Reconciling items, net of tax:
Realized gain (loss)—investments	(24,432)	(5,723)	(18,709)
Non-operating expenses	—	(88)	88
Net income	$223,610	$237,484	$(13,874)	(6)

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $2 million compared with the prior year three-month period due to growth in premiums and lower net life claims as a percentage of premiums. The health segment contributed to the growth in income as well, contributing $91 million of underwriting margin in the first three months of 2023 compared with $88 million in the first three months of 2022.

        GL Q1 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2023, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the three months ended March 31, 2023.

Total premium income rose 3% for the three months ended March 31, 2023 to $1.1 billion. Total net sales increased 5% to $190 million, when compared with 2022. Total first-year collected premium (defined in the following section) was $146 million for 2023 and 2022.

Life insurance premium income increased 3% to $773 million over the prior-year total of $749 million. Life net sales rose 1% to $140 million for the first three months of 2023. First-year collected life premium declined 3% to $103 million. Life underwriting margins, as a percent of premium, declined to 38% in 2023 from 39%. Underwriting margin increased to $291 million in 2023, an increase of 1% over the same period in 2022, largely a result of an increase in premium growth.

Health insurance premium income increased 2% to $322 million over the prior-year total of $316 million. Health net sales rose 17% to $50 million for the first three months of 2023. First-year collected health premium rose 9% to $43 million. Health underwriting margins, as a percent of premium, were 28% in 2023 and 2022. Health underwriting margin increased to $91 million for the first three months of 2023, 4% over the same period in 2022.

Excess investment income, the measure of profitability of our investment segment, increased during the first three months of 2023 to $29.3 million from $25.8 million in the same period in 2022. Excess investment income per common share, reflecting the impact of our share repurchase program, increased 15% to $0.30 from $0.26 when compared with the same period in 2022.

Insurance administrative expenses increased 2% in 2023 when compared with the prior-year period. These expenses were 6.7% as a percent of premium during 2023 compared with 6.8% a year earlier.

For the three months ended March 31, 2023, the Company repurchased 1.2 million Globe Life Inc. shares at a total cost of $135 million for an average share price of $115.04.

        GL Q1 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
The discussions of our segments are presented in the manner we view our operations, as described in Note 12—Business Segments.

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

        GL Q1 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2023, life premium represented 71% of total premium and life underwriting margin represented 76% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$772,597	100	$749,128	100	$23,469	3

Policy obligations	507,977	66	495,429	66	12,548	3
Required interest on reserves	(189,821)	(25)	(181,372)	(24)	(8,449)	5
Net policy obligations	318,156	41	314,057	42	4,099	1
Commissions, premium taxes, and non-deferred acquisition expenses	83,578	11	73,548	10	10,030	14
Amortization of acquisition costs	79,589	10	71,929	9	7,660	11
Total expense	481,323	62	459,534	61	21,789	5
Insurance underwriting margin	$291,274	38	$289,594	39	$1,680	1

Net policy obligations amounted to 41% of premiums for the three months ended March 31, 2023, compared to 42% in the year-ago period.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$387,512	50	$370,106	49	$17,406	5
Direct to Consumer	247,667	32	245,732	33	1,935	1
Liberty National	85,203	11	80,560	11	4,643	6
Other	52,215	7	52,730	7	(515)	(1)
Total	$772,597	100	$749,128	100	$23,469	3

Annualized life premium in force was $3.11 billion at March 31, 2023, an increase of 4% over $2.99 billion a year earlier.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$83,329	59	$85,350	61	$(2,021)	(2)
Direct to Consumer	32,467	23	33,913	24	(1,446)	(4)
Liberty National	21,979	16	17,365	13	4,614	27
Other	2,594	2	2,375	2	219	9
Total	$140,369	100	$139,003	100	$1,366	1

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$63,758	62	$65,294	62	$(1,536)	(2)
Direct to Consumer	20,795	20	24,212	23	(3,417)	(14)
Liberty National	15,795	16	13,748	13	2,047	15
Other	2,263	2	2,397	2	(134)	(6)
Total	$102,611	100	$105,651	100	$(3,040)	(3)

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 50% of the Company's March 31, 2023 total life premium. Net sales declined 2% to $83 million during the first three months of 2023, compared with $85 million during the same period in 2022. While first quarter sales declined slightly from a year ago, they grew 19% from the fourth quarter of last year. The underwriting margin, as a percent of premium, was 45% for the three months ended March 31, 2023, down from 47% in the year-ago period due to higher acquisition costs.

Below is the average producing agent count at the end of the period for the American Income Life Division. The average producing agent count is based on the actual count at the end of each week during the year. The average producing agent count increased 4% over the year-ago quarter and 3% over the fourth quarter of 2022. The increase in average producing agent count was driven by an increase in new agent recruiting. Sales growth in this division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

	At March 31,		Change
	2023	2022	Amount	%
American Income	9,714	9,385	329	4

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

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

The Direct to Consumer Division (DTC) offers adult and juvenile life insurance through a variety of marketing approaches, including direct mailings, insert media, and electronic media. In recent years, production from electronic media, which is comprised of sales through both the internet and inbound phone calls to our call center, has grown faster than direct mail response as customer preferences increased marketing activity to internet and mobile technology. The proportion of sales from the internet and inbound phone calls continue to outpace the activity from the direct mailings, but all three channels continue to work in an OmniChannel approach. The different media channels support and complement one another in the division's efforts to reach the consumer. The DTC's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates.

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

DTC net sales declined 4% to $32 million for the three months ended March 31, 2023 compared with $34 million for the same period in the prior year. This decrease is primarily a result of the higher life net sales in the prior year ago period, which we are seeing return to pre-pandemic levels. The decline is also due in part to the impact of recent record inflation on the cost of our direct mailings and on our customers, who generally have less discretionary income to purchase and retain life insurance. DTC’s underwriting margin, as a percent of premium, was 23% for the three months ended March 31, 2023 compared with 24% for the same period in 2022. The decrease is primarily attributable to higher acquisition costs.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 32% for the three months ended March 31, 2023, down from 33% during the same period a year ago. The decrease is primarily attributable to higher acquisition costs in relation to premium during the three months ended March 31, 2023 compared with the same period a year ago.

Net sales rose 27% in the three months ended March 31, 2023 over the same period in 2022. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company continues to project total life net sales to increase for the remainder of 2023 as compared to the prior year.

Below is the average producing agent count at the end of the period for the Liberty National Division.

	At March 31,		Change
	2023	2022	Amount	%
Liberty National	3,011	2,656	355	13

The Liberty National Division average producing agent count increased significantly compared with the prior-year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. In addition to the aforementioned geographic expansion, we have also started a campaign of market expansion to increase our agency presence in cities that we currently have offices, but not significant enough to

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

properly serve the community, region, area and city. These tend to be larger geographic cities which will help create long-term sustainable agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, help the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the division continues to gain momentum in its sales and recruiting initiatives and advances its technology and CRM platform, the agency anticipates an increase in recruiting of new agents and an increase in the average producing agent count.

The other distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The other distribution channels contributed $52 million of life premium income, or 7% of Globe Life's total premium income in the three months ended March 31, 2023, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 29% of our total premium in 2023, while the health underwriting margin accounted for 24% of total underwriting margin. Health underwriting margin increased 4% to $91 million primarily due to higher premium growth. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$322,493	100	$315,684	100	$6,809	2

Policy obligations	190,962	59	189,018	60	1,944	1
Required interest on reserves	(26,323)	(8)	(25,270)	(8)	(1,053)	4
Net policy obligations	164,639	51	163,748	52	891	1
Commissions, premium taxes, and non-deferred acquisition expenses	54,214	17	51,952	16	2,262	4
Amortization of acquisition costs	12,308	4	12,114	4	194	2
Total expense	231,161	72	227,814	72	3,347	1
Insurance underwriting margin	$91,332	28	$87,870	28	$3,462	4

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$132,607	41	$131,690	42	$917	1
Family Heritage	96,072	30	89,540	28	6,532	7
Liberty National	46,972	15	47,760	15	(788)	(2)
American Income	29,594	9	28,766	9	828	3
Direct to Consumer	17,248	5	17,928	6	(680)	(4)
Total	$322,493	100	$315,684	100	$6,809	2

Premium related to limited-benefit plans comprise $180 million, or 56%, of the total health premiums for 2023 compared with $173 million, or 55%, in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $142 million, or 44%, for 2023 compared with $143 million, or 45%, in the same period in the prior year.

Annualized health premium in force was $1.33 billion at March 31, 2023, an increase of 3% over $1.29 billion a year earlier.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$15,380	31	$12,970	30	$2,410	19
Family Heritage	22,543	45	18,602	43	3,941	21
Liberty National	7,096	14	6,214	15	882	14
American Income	4,504	9	4,621	11	(117)	(3)
Direct to Consumer	550	1	421	1	129	31
Total	$50,073	100	$42,828	100	$7,245	17

Health net sales related to limited-benefit plans comprise $38.4 million, or 77%, of the total health net sales for 2023 compared with $30.8 million, or 72%, in the same period in the prior year. Medicare Supplement sales make up the remaining $11.7 million, or 23%, for 2023 compared with $12.0 million, or 28%, in the same period in the prior year.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$15,096	35	$14,762	37	$334	2
Family Heritage	17,200	40	14,668	37	2,532	17
Liberty National	6,111	14	5,444	13	667	12
American Income	4,117	9	4,323	11	(206)	(5)
Direct to Consumer	814	2	691	2	123	18
Total	$43,338	100	$39,888	100	$3,450	9

First-year collected premium related to limited-benefit plans comprise $30 million, or 70%, of total first-year collected premium for 2023 compared with $26 million, or 65%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $13 million, or 30%, for 2023 compared with $14 million, or 35%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with sales up 19% from the same period in the prior year period.
This division includes three different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union group through brokers; and
•Globe Life Benefits, which offers group worksite supplemental health insurance through brokers.

While the increase in sales for this division was driven primarily by sales growth at Globe Life Benefits, the majority of the premium revenue comes from Medicare Supplement and Retiree Health business. Underwriting margin as a percent of premium for the division was flat at 10% for the three months ended March 31, 2023 and 2022.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 33% for the three months ended March 31, 2023, up from 31% in the same period last year.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The division experienced a 21% increase in health net sales as compared with the three-month period a year ago, primarily due to an increase in recruiting, agent productivity and training. The division will continue to implement incentive programs to help drive an increase in productivity and the number of producing agents.

Below is the average producing agent count at the end of the period for the Family Heritage Division. The average producing agent count was up 18% compared with the same period a year ago, driven by a significant increase in recruiting during 2022 and 2023.

	At March 31,		Change
	2023	2022	Amount	%
Family Heritage Division	1,298	1,100	198	18
The Liberty National Division represented 15% of all Globe Life health premium income for the three-month period ended March 31, 2023. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of critical illness insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at Liberty National Division was $47 million for the three months ended March 31, 2023, and $48 million for the same period in 2022. Liberty National's first-year collected premium rose 12% to $6.1 million in the three months ended March 31, 2023 compared with $5.4 million for the same period in 2022. Health net sales for the three months ended March 31, 2023 rose 14% from the comparable period in 2022. The drivers of Liberty National's business discussed previously in the life insurance section also apply to the health business. Despite the increase in health sales from the prior year, health premiums were down slightly due to the run off of two older blocks of business that are no longer actively sold.

The Company's other distribution channels, while primarily focused on selling life insurance, also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 14% of health premium for the three months ended March 31, 2023 compared with 15% for the same period in 2022.

ANNUITIES

Annuities represent an insignificant part of our business. We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products.

INVESTMENTS

We manage our capital resources, including investments and cash flow, through the investment segment. Excess investment income represents the profit margin attributable to investment operations and is the measure that we use to evaluate the performance of the investment segment as described in Note 12—Business Segments. It is defined as net investment income less the required interest attributable to policy liabilities.

Management also views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company. Since implementing our share repurchase program in 1986, we have used $9.1 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provided a greater risk-adjusted after-tax return than other investment alternatives. If we had not used this excess cash to repurchase shares, but had instead invested it in interest-bearing assets, we would have earned more investment income and had more shares outstanding. As excess investment income per diluted common share incorporates all invested assets and insurance liabilities, we view excess investment income per diluted common share as a useful measure to evaluate the investment segment.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Net investment income	$257,105	$244,894	$12,211	5
Interest on policy liabilities(1)	(227,850)	(219,069)	(8,781)	4
Excess investment income	$29,255	$25,825	$3,430	13

Excess investment income per diluted share	$0.30	$0.26	$0.04	15

Mean invested assets (at amortized cost)	$20,147,812	$19,457,487	$690,325	4
Average insurance policy liabilities	16,487,932	15,810,839	677,093	4
(1)Interest on policy liabilities is a component of total policyholder benefits, a GAAP measure. The amounts presented for 2022 have been retrospectively adjusted to exclude the interest on deferred acquisition costs due to the LDTI standard and the interest on debt.

Excess investment income increased $3.4 million, or 13%, compared with the year-ago period. Excess investment income per diluted common share was $0.30 for the three months ended March 31, 2023, an increase of 15% over the prior-year period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the three months ended March 31, 2023 was $257 million or 5% greater than the year-ago period. Mean invested assets increased 4% during the first three months of 2023 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.18% in the first three months of 2023, compared with 5.15% a year earlier. Investment income grew at a faster rate than the assets due to new investment yields exceeding the yield on dispositions and the average portfolio yield. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material impact on net investment income. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the investment funds for the three months ended March 31, 2023 was 5.87%. See additional information in Note 4—Investments. For the full year 2023, we currently anticipate the average new money rate on our fixed maturity acquisitions to be approximately 40 basis points higher than the yield achieved on our 2022 acquisitions. This expected increase in yields should result in the investment income growth rate being similar to the growth of our invested assets.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss included in accumulated other comprehensive income (loss) as of March 31, 2023, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

Required interest on insurance policy liabilities reduces excess investment income, as it is the amount of net investment income considered by management necessary to “fund” required interest on insurance policy liabilities. As such, it is removed from the investment segment and applied to the insurance segments to offset the effect of the required interest from the insurance segments. As discussed in Note 12—Business Segments, management regards this as a more meaningful analysis of the investment and insurance segments. Required interest is based on the original discount rate assumptions for our insurance policies in force.

The great majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current GAAP accounting guidance for long-duration insurance products

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

which mandate that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the original discount rate to be used to calculate the benefit reserve liability for all insurance policies issued that year. The liability reported on the balance sheet is updated in subsequent periods using current discount rates as of the end of the relevant reporting period with a corresponding adjustment to Other Comprehensive Income. The rates are based on the methodology prescribed in ASU 2018-12. See Note 1—Significant Accounting Policies for additional information.

The discount rate used for policies issued in the current year has no impact on the in-force policies issued in prior years as the rates of all prior issue years are also locked in for purposes of recognizing income. As such, the overall original discount rate for the entire in-force block of 5.5% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves on the entire block of in force business. Business issued in the current year has little impact on the overall weighted-average original discount rate due to the size of our in-force business.

In comparison to the year-ago period, required interest on insurance policy liabilities increased $9 million, or 4%, to $228 million, compared with the 4% growth in average interest-bearing insurance policy liabilities.

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

Despite our intent to hold fixed maturity investments for a long period of time, investments are occasionally sold, exchanged, called, or experience a credit loss event, resulting in a realized gain or loss. Gains or losses are only secondary to our core insurance operations of providing insurance coverage to policyholders. In a bond exchange offer, bondholders may consent to exchange their existing bonds for another class of debt securities. The Company also has investments in certain limited partnerships, held under the fair value option, with fair value changes recognized in Realized gains (losses) in the Condensed Consolidated Statements of Operations.

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

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,
	2023		2022
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(283)	$—	$(2,295)	$(0.02)
Matured or other redemptions(1)	1	—	5,889	0.06
Provision for credit losses	(25,884)	(0.26)	306	—
Fair value option—change in fair value	1,468	0.01	(4,217)	(0.04)
Other(2)	266	—	(5,406)	(0.06)
Total realized gains (losses)	$(24,432)	$(0.25)	$(5,723)	$(0.06)
(1)During the three months ended March 31, 2023 and 2022, the Company recorded $0 and $0 of exchanges of fixed maturity securities (noncash transactions) that resulted in $0 and $0, respectively, in realized gains, net of tax.
(2)Other realized gains (losses) are primarily a result of changes in the fair value of exchange traded funds.

Investment Acquisitions. Globe Life's investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally invest in securities with longer-term maturities because they more closely match the long-term nature of our policy liabilities. We believe this strategy is appropriate since our expected future cash flows are generally stable and predictable and the likelihood that we will need to sell invested assets to raise cash is low.

        GL Q1 2023 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cost of acquisitions:
Investment-grade corporate securities	$208,117	$187,324
Investment-grade municipal securities	102,387	163,891
Other investment-grade securities	—	—
Total fixed maturity acquisitions(1)	$310,504	$351,215

Effective annual yield (one year compounded)(2)	5.84%	3.97%
Average life (in years, to next call)	19.7	15.8
Average life (in years, to maturity)	24.9	26.9
Average rating	A	A
(1)Fixed maturity acquisitions included unsettled trades of $25 million in 2023 and $12 million in 2022.
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

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first three months of 2023, we invested primarily in the municipal, financial and industrial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.18%, up approximately 3 basis points from the yield in the first three months of 2022. Further, as previously noted in the discussion of net investment income, the increase in taxable equivalent effective yield was primarily due to new purchase yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2023, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted, capital-adjusted return.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	March 31, 2023	December 31, 2022	March 31, 2022
Average annual effective yield(1)	5.20%	5.19%	5.15%
Average life, in years, to:
Next call(2)	14.6	14.7	15.5
Maturity(2)	18.4	18.5	18.9
Effective duration to:
Next call(2,3)	8.9	8.8	10.0
Maturity(2,3)	10.5	10.4	11.5
(1)Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pre-tax yield on taxable securities.
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

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2023 and December 31, 2022.

Fixed Maturities by Sector
March 31, 2023
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$107,271	$—	$(12,943)	$94,328	$2,397,257	$58,903	$(181,555)	$2,274,605	13	13
Banks	67,028	84	(17,173)	49,939	1,345,741	18,143	(100,741)	1,263,143	7	8
Other financial	74,964	—	(22,346)	52,618	1,204,407	7,750	(171,098)	1,041,059	7	6
Total financial	249,263	84	(52,462)	196,885	4,947,405	84,796	(453,394)	4,578,807	27	27
Industrial
Energy	44,705	—	(10,416)	34,289	1,434,766	38,477	(80,338)	1,392,905	8	8
Basic materials	—	—	—	—	1,103,576	26,014	(74,413)	1,055,177	6	6
Consumer, non-cyclical	—	—	—	—	2,138,846	31,273	(166,382)	2,003,737	12	12
Other industrials	57,979	3,053	(277)	60,755	1,206,816	30,521	(87,184)	1,150,153	6	6
Communications	28,447	—	(2,610)	25,837	885,502	13,522	(87,212)	811,812	5	5
Transportation	—	—	—	—	531,796	18,925	(25,039)	525,682	3	3
Consumer. cyclical	130,547	—	(19,805)	110,742	575,225	6,327	(65,777)	515,775	3	3
Technology	—	—	—	—	248,981	386	(51,383)	197,984	1	1
Total industrial	261,678	3,053	(33,108)	231,623	8,125,508	165,445	(637,728)	7,653,225	44	44
Utilities	35,493	456	(2,463)	33,486	1,958,888	70,798	(94,579)	1,935,107	10	11
Total corporates	546,434	3,593	(88,033)	461,994	15,031,801	321,039	(1,185,701)	14,167,139	81	82
States, municipalities, and political divisions:
General obligations	—	—	—	—	923,669	9,243	(140,500)	792,412	5	5
Revenues	—	—	—	—	1,970,492	32,164	(286,429)	1,716,227	11	10
Total states, municipalities, and political divisions	—	—	—	—	2,894,161	41,407	(426,929)	2,508,639	16	15
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	443,230	127	(38,764)	404,593	2	2
Collateralized debt obligations	36,778	8,724	—	45,502	36,778	8,724	—	45,502	—	—
Other asset-backed securities	12,387	—	(808)	11,579	87,966	4	(6,958)	81,012	1	1
Total fixed maturities	$595,599	$12,317	$(88,841)	$519,075	$18,493,936	$371,301	$(1,658,352)	$17,206,885	100	100

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Sector
December 31, 2022
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$107,355	$22	$(13,966)	$93,411	$2,375,633	$44,578	$(216,938)	$2,203,273	13	13
Banks	26,944	84	(192)	26,836	1,336,868	14,035	(100,038)	1,250,865	7	8
Other financial	74,963	1	(22,026)	52,938	1,195,293	4,513	(187,513)	1,012,293	7	6
Total financial	209,262	107	(36,184)	173,185	4,907,794	63,126	(504,489)	4,466,431	27	27
Industrial
Energy	44,723	—	(10,168)	34,555	1,436,598	22,637	(101,923)	1,357,312	8	8
Basic materials	—	—	—	—	1,090,309	14,913	(95,958)	1,009,264	6	6
Consumer, non-cyclical	—	—	—	—	2,146,003	20,427	(232,196)	1,934,234	12	12
Other industrials	25,461	—	(522)	24,939	1,212,674	19,107	(121,540)	1,110,241	6	7
Communications	28,499	—	(2,253)	26,246	857,375	7,779	(110,132)	755,022	5	5
Transportation	—	—	—	—	520,029	11,684	(34,269)	497,444	3	3
Consumer. cyclical	149,465	—	(27,822)	121,643	592,657	4,903	(85,005)	512,555	3	3
Technology	—	—	—	—	247,996	90	(59,672)	188,414	1	1
Total industrial	248,148	—	(40,765)	207,383	8,103,641	101,540	(840,695)	7,364,486	44	45
Utilities	35,496	433	(3,173)	32,756	1,924,190	36,670	(125,713)	1,835,147	11	11
Total corporates	492,906	540	(80,122)	413,324	14,935,625	201,336	(1,470,897)	13,666,064	82	83
States, municipalities, and political divisions:
General obligations	—	—	—	—	915,725	5,041	(167,393)	753,373	5	5
Revenues	—	—	—	—	1,875,305	19,287	(338,054)	1,556,538	10	9
Total states, municipalities, and political divisions	—	—	—	—	2,791,030	24,328	(505,447)	2,309,911	15	14
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	449,603	33	(51,674)	397,962	2	2
Collateralized debt obligations	37,098	13,266	—	50,364	37,098	13,266	—	50,364	—	—
Other asset-backed securities	12,493	—	(1,618)	10,875	88,336	4	(9,276)	79,064	1	1
Total fixed maturities	$542,497	$13,806	$(81,740)	$474,563	$18,301,692	$238,967	$(2,037,294)	$16,503,365	100	100

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the March 31, 2023 fixed maturity portfolio, representing 81% of amortized cost, net and 82% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At March 31, 2023, the total fixed maturity portfolio consisted of 987 issuers.

Fixed maturities had a fair value of $17.2 billion at March 31, 2023, compared with $16.5 billion at December 31, 2022. The net unrealized loss position in the fixed-maturity portfolio decreased from $1.8 billion at December 31, 2022 to $1.3 billion at March 31, 2023 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at March 31, 2023 and December 31, 2022, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by a composite quality rating at March 31, 2023 and December 31, 2022, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse, or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $455 million at amortized cost, net of allowance for credit losses ($420 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At March 31, 2023
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$835,032	4	$763,470	5
AA	2,884,448	16	2,462,806	14
A	4,818,028	26	4,638,755	27
BBB+	3,978,836	22	3,795,423	22
BBB	4,146,010	22	3,870,697	22
BBB-	1,235,983	7	1,156,659	7
Total investment grade	17,898,337	97	16,687,810	97	A-

Below investment grade:
BB	482,569	3	416,186	3
B	70,344	—	51,482	—
Below B	42,686	—	51,407	—
Total below investment grade	595,599	3	519,075	3	BB-
	$18,493,936	100	$17,206,885	100

Weighted average composite quality rating					A-

        GL Q1 2023 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as year-end 2022. Fixed maturities rated BBB are 51% of the total portfolio at March 31, 2023, the same as year-end 2022. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of March 31, 2023. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$542,497	$701,546
Downgrades by rating agencies	98,658	—
Upgrades by rating agencies	—	(96,080)
Dispositions	(13,675)	(23,041)
Provision for credit losses	(32,767)	(31)
Amortization and other	886	875
Balance at end of period	$595,599	$583,269

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

losses, were 9% of our shareholders’ equity excluding accumulated other comprehensive income as of March 31, 2023. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2023		2022		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$29,870	2.7	$30,283	2.8	$(413)	(1)
Other employee costs	9,413	0.9	11,276	1.1	(1,863)	(17)
Information technology costs	14,249	1.3	12,899	1.2	1,350	10
Legal costs	3,740	0.3	3,643	0.3	97	3
Other administrative costs	16,635	1.5	14,464	1.4	2,171	15
Total insurance administrative expenses	73,907	6.7	72,565	6.8	1,342	2

Parent company expense	2,585		2,640		(55)
Stock compensation expense	7,679		9,035		(1,356)
Non-operating expenses	—		112		(112)
Total operating expenses, per Condensed Consolidated Statements of Operations	$84,171		$84,352		$(181)	—

Total operating expenses for March 31, 2023 were flat compared with the prior year. Insurance administrative expenses increased $1.3 million primarily due to higher information technology costs, information security costs, and other administrative costs offset by a decline in pension-related employee benefit costs. Insurance administrative expenses as a percent of premium were 6.7%, compared to 6.8% for the same period in 2022.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed with the Board of Directors by management quarterly and annually reaffirmed by the Board of Directors. With no specified authorization amount, management determines the amount of repurchases based on the amount of the excess cash flows after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt and other limited operating activities. The majority of our share repurchases are made from excess cash flow after the payment of shareholder dividends. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. On August 10, 2022, the Board of Directors reauthorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders.
The following chart summarizes share repurchases for the three month periods ended March 31, 2023 and 2022.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023			2022
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company(1)	1,176	$135,321	$115.04	880	$88,621	$100.70
Option exercise proceeds	368	42,754	116.27	299	30,861	103.07
Total	1,544	$178,075	$115.33	1,179	$119,482	$101.30
(1)Excludes excise tax on the repurchase of treasury stock of $1.2 million for the three months ended March 31, 2023.
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

        GL Q1 2023 FORM 10-Q

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

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2023	2022	Projected 2023	2022
Liquidity Sources:
Dividends from Subsidiaries	$129,725	$107,083	$470,000	$407,042
Excess Cash Flows(1)	104,440	69,270	345,000	278,434
(1)Excess cash flows are reported net of shareholder dividends. For the three months ended March 31, 2023 and 2022, shareholder dividends were $20 million. For the twelve months ended December 31, 2023, we project approximately $84 million in shareholder dividends, consistent with the $81 million paid in 2022.

Dividends from subsidiaries and excess cash flows are projected to be higher in 2023 than in 2022 primarily due to lower life obligations and the growth in our underwriting margins, both of which resulted in higher statutory earnings generated by the affiliates. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. At March 31, 2023, the Parent Company had access to $77 million of invested cash, net intercompany receivables and other liquid assets.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While the Parent Company may request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020. The five-year credit agreement will now mature on September 30, 2026. As of March 31, 2023, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

The following table presents certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2023	December 31, 2022	March 31, 2022
Balance of commercial paper at end of period (par value)	$305,000	$285,000	$372,524
Annualized interest rate	5.28%	4.78%	0.69%
Letters of credit outstanding	$115,000	$125,000	$125,000
Remaining amount available under credit line	330,000	340,000	252,476

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Average balance of commercial paper outstanding during period (par value)	$293,892	$426,243
Daily-weighted average interest rate (annualized)	4.95%	0.43%
Maximum daily amount outstanding during period (par value)	$477,700	$500,529

The Company increased the commercial paper borrowings by $20 million since year-end. We had no difficulties in accessing the commercial paper market under this facility during the three months ended March 31, 2023 and 2022.

Globe Life expects to have readily available funds for 2023 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through liquid assets currently available, internally-generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Parent Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility or term loan, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows from operations were $477 million in the first three months of 2023, compared with $397 million in the same period of 2022. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale in the amount of $62 million during the 2023 period. As previously noted under the caption Credit Facility, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $246 million at March 31, 2023, compared with $207 million at December 31, 2022. In addition to these liquid assets, $17.2 billion of fixed income securities are available for sale in the event of an unexpected need. Approximately $525 million, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. We generally expect to hold fixed income securities to maturity, and even though these securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

        GL Q1 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.6 billion at March 31, 2023 and $1.6 billion at December 31, 2022.

Selected Information about Debt Issues
As of March 31, 2023
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	05/27/1993	05/15/2023	7.875%	semiannual	$165,612	$165,574	$164,746
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	550,000	545,771	546,348
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	396,332	323,984
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	245,588	241,275
Senior notes	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,415	124,265
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,248	248,300
					1,815,612	1,793,928	1,648,918
Less current maturity of long-term debt					165,612	165,574	164,746
Total long-term debt					1,650,000	1,628,354	1,484,172

Current maturity of long-term debt					165,612	165,574	164,746
FHLB borrowings					45,000	45,000	45,000
Commercial paper					305,000	303,673	303,673
Total short-term debt					515,612	514,247	513,419

Total debt					$2,165,612	$2,142,601	$1,997,591
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.

In April 2023, we closed on a $170 million delayed draw variable rate term loan with an 18-month term. The proceeds from the term loan will be used to retire the 7.875% Senior Notes maturing on May 15, 2023. Refer to Note 11—Debt for a complete analysis and description of long-term debt issues outstanding.

Financing costs for the corporate and other segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	%
Interest on funded debt	$20,244	$18,644	$1,600	9
Interest on short-term debt	4,623	1,300	3,323	256
Financing costs	$24,867	$19,944	$4,923	25

During the first three months of 2023, financing costs increased 25% compared with the prior year. The increase in financing costs is primarily due to higher short-term interest rates. More information on our debt transactions is disclosed in the Financial Condition section of this report.

        GL Q1 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2023, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company concludes that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. For 2022, our consolidated Company Action Level RBC ratio was 321%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

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

Shareholders' Equity: In 2023, new guidance became effective that impacted the accounting for our long duration contracts with significant effects to shareholders' equity. Please see Note 2—New Accounting Standards for additional information.

Shareholders’ equity was $3.8 billion at March 31, 2023. This compares with $3.9 billion at December 31, 2022 and $2.5 billion at March 31, 2022, as adjusted. During the three months since December 31, 2022, shareholders’ equity decreased primarily due to a $171 million decline in AOCI as interest rates and discount rates have increased over the period. In addition, shareholders' equity increased by net income of $224 million during the first three months of 2023, but was offset by share repurchases of $135 million and an additional $43 million in share repurchases to offset the dilution from stock option exercises. On February 23, 2023, the Parent Company announced that it had declared a quarterly dividend of $0.2250 per share. This dividend was paid on May 1, 2023.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Possible uses of excess cash flow include, but are not limited to, share repurchases, acquisitions, shareholder dividend payments, investments in securities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that targeted capital levels are maintained in our insurance subsidiaries. If market conditions are favorable, we currently expect that share repurchases will continue to be a primary use of those funds..

As previously noted, the liability for future policy benefits under ASU 2018-12 is required to be computed using current discount rates with the impact of changes in discount rates included in accumulated other comprehensive income. Additionally, the guidance requires the liability for future policy benefits to be calculated using net premiums rather than gross premiums. Given that gross premiums are considerably higher than net premiums for our business, as seen in Note 6—Policy Liabilities, the measurement of the liability is higher than what it would be had it been computed using gross premiums. This is an important consideration when analyzing shareholders' equity.

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

        GL Q1 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

CRITICAL ACCOUNTING POLICIES

The following critical accounting policies were updated since the 2022 Form 10-K due to the adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12). Additional information on our accounting policies is disclosed in Note 1—Significant Accounting Policies.

Future Policy Benefits. The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 91% of the total liability for future policy benefits. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits to be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date or the Transition Date, and expected future experience. The liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity and product type.

The Company reviews, and updates as necessary, its cash flow assumptions (mortality, morbidity, lapses and persistency) used to calculate the change in the liability for future policy benefits at least annually. These cash flow assumptions are reviewed at the same time every year, or more frequently, if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums, or the present value of future policyholder benefits exceeds the present value of expected future gross premiums, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Condensed Consolidated Statements of Operations. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse and persistency assumptions are based on Globe Life's experience.

The liability for future policy benefits is discounted using a current upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liability for future policy benefits. The discount rate assumption is updated each reporting period with the effect of the changes in the liability included in Other Comprehensive Income (OCI). The methodology for determining current discount rates consists of constructing a discount rate curve intended to be reflective of the currency and tenor of the insurance liability cash flows. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets denominated in the same currency as the policies. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use estimation techniques consistent with the fair value guidance in ASC 820. We further accrete interest as a component of policyholder benefits using the original discount rate that is locked-in during the year of contract issuance. The original discount rates (or the locked-in discount rates) are used for interest accretion purposes and for the determination of net premiums, whereas the current discount rates are used for purposes of valuing the liability.

The discount rate assumption is key in determining the change in the value of the liability for future benefits for long duration life and health contracts. Since the liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 91% of the total liability for future policy benefits, it is subject to interest rate risk. A decrease in discount rates will cause an increase in the obligation, and changes in assumptions may cause significant differences in results.

        GL Q1 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table illustrates the interest rate risk sensitivity of our liability for future policy benefits as of March 31, 2023 and 2022. This table measures the effect of a parallel shift in discount rates on the liability. The data measures the change in reported value arising from an immediate change in rates in increments of 50 and 100 basis points, which would be recorded as a component of OCI.

Value of Liability for Future Policy Benefits
(Dollar amounts in thousands)

	At March 31,
Change in Discount Rates(1)	2023	2022
(200)	$27,736,576	$32,550,308
(100)	22,630,750	26,314,589
(50)	20,624,391	23,859,913
0	18,896,574	21,745,905
50	17,399,322	19,915,180
100	16,094,213	18,321,425
200	13,942,344	15,701,262
(1) In basis points.

Deferred Acquisition Costs. Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts, and are essential for the acquisition of new insurance business. Deferred acquisition costs (DAC) are directly related to the successful issuance of an insurance contract, and primarily include sales commissions, policy issue costs, Direct to Consumer advertising costs, and underwriting costs. Additionally, DAC includes the value of business acquired (VOBA), which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed, compared against the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP.

DAC is amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs on the Condensed Consolidated Statements of Operations. The in-force metric used to compute the DAC amortization rate is annualized premium in force. The assumptions used to amortize acquisition costs include mortality, morbidity, and persistency. These assumptions will be reviewed at least annually and revised in conjunction with any change in the future policy benefit assumptions. The effect of changes in the assumptions will be recognized over the remaining expected contract term as a revision of future amortization amounts.

VOBA is amortized on a basis that is consistent with DAC, as described above, and is subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized VOBA asset. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the reserve liability, is then compared with the unamortized balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits.

        GL Q1 2023 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Globe Life Inc., under the direction of the Chief Executive Officers and the Executive Vice President and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by Globe Life in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to Globe Life's management, including the Chief Executive Officers and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the fiscal quarter completed March 31, 2023, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended March 31, 2023 and in connection with the adoption of ASU 2018-12, the Company implemented additional processes and controls related to the accounting and disclosure of contracts impacted by the new standard for long duration life and health products and the other insurance liabilities. See Note 2—New Accounting Standards, Note 6—Policy Liabilities, and Note 7—DAC of the financial statements for additional information on the impacts of the adoption.

Otherwise, there have not been any changes to Globe Life Inc.'s internal control over financial reporting, or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q1 2023 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the First Quarter of 2023

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	305,961	$119.84	305,961
February 1-28, 2023	329,554	120.94	329,554
March 1-31, 2023	908,522	111.78	908,522

On August 10, 2022, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

        GL Q1 2023 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
3.1	Amendment to Restated Certificate of Incorporation of Globe Life Inc.
10.1	Delayed Draw Term Loan Agreement dated as of April 14, 2023 among Bank of America, N.A., the Lenders party thereto, and Globe Life Inc.
10.2	Second Amendment to Globe Life Inc. 2018 Incentive Plan*
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden
31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach
32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Compensatory plan or arrangement.

        GL Q1 2023 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: May 9, 2023	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: May 9, 2023	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: May 9, 2023	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q1 2023 FORM 10-Q