Form 10-Q
period 2023-06-30
GLOBE LIFE INC.
filed 2023-08-08
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Stock, $1.00 Par Value	94,819,680
GL Q2 2023 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q2 2023 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2023—$18,687,479; 2022—$18,301,692, allowance for credit losses: 2023— $72,508; 2022— $0)	$17,033,450	$16,503,365
Policy loans	633,558	614,866
Other long-term investments (includes: 2023—$759,157; 2022—$768,689 under the fair value option)	1,010,136	976,016
Short-term investments	71,128	114,121
Total investments	18,748,272	18,208,368
Cash	75,011	92,559
Accrued investment income	267,776	259,581
Other receivables	601,787	589,079
Deferred acquisition costs	5,778,732	5,535,697
Goodwill	481,791	481,791
Other assets	754,589	760,066
Total assets	$26,707,958	$25,927,141
Liabilities:
Future policy benefits at current discount rates: (at original rates: 2023—$16,598,663; 2022—$16,306,870)	$18,746,514	$18,040,042
Unearned and advance premium	266,710	253,140
Policy claims and other benefits payable	510,929	507,219
Other policyholders' funds	187,873	123,236
Total policy liabilities	19,712,026	18,923,637
Current and deferred income taxes	404,480	434,649
Short-term debt	258,232	449,103
Long-term debt (estimated fair value: 2023—$1,633,248; 2022—$1,440,277)	1,798,117	1,627,952
Other liabilities	554,797	542,223
Total liabilities	22,727,652	21,977,564
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2023 and 2022	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2023—105,218,183 issued; 2022—105,218,183 issued)	105,218	105,218
Additional paid-in-capital	536,126	529,661
Accumulated other comprehensive income (loss)	(2,943,897)	(2,790,313)
Retained earnings	7,285,809	6,894,535
Treasury stock, at cost: (2023—10,225,970 shares; 2022—8,478,288 shares)	(1,002,950)	(789,524)
Total shareholders' equity	3,980,306	3,949,577
Total liabilities and shareholders' equity	$26,707,958	$25,927,141
Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Life premium	$781,733	$756,892	$1,554,330	$1,506,020
Health premium	329,187	320,307	651,680	635,991
Other premium	—	—	—	—
Total premium	1,110,920	1,077,199	2,206,010	2,142,011
Net investment income	261,244	244,712	518,349	489,606
Realized gains (losses)	(45,843)	(30,446)	(76,770)	(37,690)
Other income	85	299	135	463
Total revenue	1,326,406	1,291,764	2,647,724	2,594,390

Benefits and expenses:
Life policyholder benefits(1)	512,664	492,364	1,020,641	987,793
Health policyholder benefits(2)	195,924	190,075	386,886	379,093
Other policyholder benefits	8,922	8,992	17,910	18,694
Total policyholder benefits	717,510	691,431	1,425,437	1,385,580

Amortization of deferred acquisition costs	94,080	86,185	186,402	170,681
Commissions, premium taxes, and non-deferred acquisition costs	138,459	126,213	276,256	251,722
Other operating expense	86,033	89,658	170,204	174,010
Interest expense	25,818	21,828	50,685	41,772
Total benefits and expenses	1,061,900	1,015,315	2,108,984	2,023,765

Income before income taxes	264,506	276,449	538,740	570,625
Income tax benefit (expense)	(49,246)	(52,476)	(99,870)	(109,168)
Net income	$215,260	$223,973	$438,870	$461,457

Basic net income per common share	$2.26	$2.28	$4.58	$4.67

Diluted net income per common share	$2.24	$2.26	$4.52	$4.63
(1)Net of remeasurement gain of $2.4 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively. Net of remeasurement gain of $5.1 million for the six months ended June 30, 2023 and a remeasurement loss of $4.1 million for the same period in 2022.
(2)Net of remeasurement gain of $2.6 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Net of remeasurement gain of $532 thousand and $4.0 million for the six months ended June 30, 2023 and 2022, respectively.

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$215,260	$223,973	$438,870	$461,457

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(333,329)	(2,042,210)	135,790	(4,335,132)
Other reclassification adjustments included in net income	49,425	22,259	82,015	18,229
Foreign exchange adjustment on fixed maturities recorded at fair value	(10,567)	1,835	(1,000)	2,119
Total unrealized investment gains (losses)	(294,471)	(2,018,116)	216,805	(4,314,784)
Less applicable tax (expense) benefit	61,836	423,810	(45,532)	906,109
Unrealized gains (losses) on investments, net of tax	(232,635)	(1,594,306)	171,273	(3,408,675)

Future Policy Benefits:
Change in discount rate on future policy benefits	306,211	2,791,287	(414,679)	5,596,798
Less applicable tax (expense) benefit	(64,305)	(586,174)	87,082	(1,175,330)
Future policy benefit adjustments, net of tax	241,906	2,205,113	(327,597)	4,421,468

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	10,358	(18,409)	3,842	(14,181)
Less applicable tax (expense) benefit	(2,176)	3,865	(808)	2,978
Foreign exchange translation adjustments, other than securities, net of tax	8,182	(14,544)	3,034	(11,203)

Pension:
Pension adjustments	(323)	3,441	(371)	6,878
Less applicable tax (expense) benefit	66	(723)	77	(1,445)
Pension adjustments, net of tax	(257)	2,718	(294)	5,433

Other comprehensive income (loss)	17,196	598,981	(153,584)	1,007,023
Comprehensive income (loss)	$232,456	$822,954	$285,286	$1,468,480

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$—	$105,218	$529,661	$(2,790,313)	$6,894,535	$(789,524)	$3,949,577
Comprehensive income (loss)	—	—	—	(170,780)	223,610	—	52,830
Common dividends declared ($0.2250 per share)	—	—	—	—	(21,542)	—	(21,542)
Acquisition of treasury stock	—	—	—	—	—	(179,276)	(179,276)
Stock-based compensation	—	—	(1,022)	—	—	8,700	7,678
Exercise of stock options	—	—	—	—	(4,059)	41,083	37,024
Balance at March 31, 2023	—	105,218	528,639	(2,961,093)	7,092,544	(919,017)	3,846,291
Comprehensive income (loss)	—	—	—	17,196	215,260	—	232,456
Common dividends declared ($0.2250 per share)	—	—	—	—	(21,330)	—	(21,330)
Acquisition of treasury stock	—	—	—	—	—	(89,755)	(89,755)
Stock-based compensation	—	—	7,487	—	—	—	7,487
Exercise of stock options	—	—	—	—	(665)	5,822	5,157
Balance at June 30, 2023	$—	$105,218	$536,126	$(2,943,897)	$7,285,809	$(1,002,950)	$3,980,306

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$—	$109,218	$520,564	$(4,235,048)	$6,455,733	$(846,659)	$2,003,808
Comprehensive income (loss)	—	—	—	408,042	237,484	—	645,526
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,543)	—	(20,543)
Acquisition of treasury stock	—	—	—	—	—	(119,482)	(119,482)
Stock-based compensation	—	—	2,504	—	(345)	6,876	9,035
Exercise of stock options	—	—	—	—	(9,964)	35,895	25,931
Balance at March 31, 2022	—	109,218	523,068	(3,827,006)	6,662,365	(923,370)	2,544,275
Comprehensive income (loss)	—	—	—	598,981	223,973	—	822,954
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,238)	—	(20,238)
Acquisition of treasury stock	—	—	—	—	—	(143,939)	(143,939)
Stock-based compensation	—	—	8,448	—	—	—	8,448
Exercise of stock options	—	—	—	—	(2,419)	11,222	8,803
Balance at June 30, 2022	$—	$109,218	$531,516	$(3,228,025)	$6,863,681	$(1,056,087)	$3,220,303

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash provided from (used for) operating activities	$804,141	$693,390

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	145,824	219,027
Fixed maturities available for sale—matured or other redemptions	138,259	305,656
Other long-term investments	59,593	48,334
Total investments sold or matured	343,676	573,017
Acquisition of investments:
Fixed maturities—available for sale	(623,023)	(717,994)
Other long-term investments	(91,186)	(157,913)
Total investments acquired	(714,209)	(875,907)
Net (increase) decrease in policy loans	(18,692)	(7,553)
Net (increase) decrease in short-term investments	42,993	(46,679)
Additions to property and equipment	(25,629)	(13,627)
Investments in low-income housing interests	(38,276)	(37,181)
Cash provided from (used for) investing activities	(410,137)	(407,930)

Cash provided from (used for) financing activities:
Issuance of common stock	42,181	34,734
Cash dividends paid to shareholders	(41,569)	(40,208)
Repayment of debt	(165,612)	—
Proceeds from issuance of debt	170,000	250,492
Payment for debt issuance costs	(693)	(5,272)
Net borrowing (repayment) of commercial paper	(25,371)	(150,047)
Acquisition of treasury stock	(269,031)	(263,421)
Net receipts (payments) from deposit-type products	(116,437)	(33,782)
Cash provided from (used for) financing activities	(406,532)	(207,504)

Effect of foreign exchange rate changes on cash	(5,020)	2,138
Net increase (decrease) in cash	(17,548)	80,094
Cash at beginning of year	92,559	92,163
Cash at end of period	$75,011	$172,257

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2023 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2023, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2023 and 2022. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 23, 2023.

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

Future Policy Benefits—The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 92% of the total liability for future policy benefits. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio1 using actual experience since the issue date or the Transition Date, and expected future experience. The liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity, and product type.
1 The net premium ratio is the percentage of gross premiums needed to fund actual and expected benefits and related settlement expenses.

        GL Q2 2023 FORM 10-Q

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

The Company regularly reviews its cash flow assumptions (mortality, morbidity, lapses, and persistency) used to calculate the change in the liability for future policy benefits. These cash flow assumptions are updated as necessary in the third quarter of every year, or more frequently if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums, or the present value of future policyholder benefits exceeds the present value of expected future gross premiums, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Condensed Consolidated Statements of Operations. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse and persistency assumptions are based on Company experience.

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

        GL Q2 2023 FORM 10-Q

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

Note 2—New Accounting Standards

Accounting Pronouncements Adopted in the Current Year: On January 1, 2023, the Company adopted ASU 2018-12 (also referred to as Long Duration Targeted Improvements or LDTI) on a modified retrospective basis as of the transition date (Transition Date) of January 1, 2021. The amended guidance is a significant change to the accounting and disclosure of long-duration life and health insurance contracts. The modified retrospective transition method requires the updated standard be applied to all long-duration life and health contracts, which has resulted in the adjustment of the 2021 and 2022 consolidated financial statements.

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

        GL Q2 2023 FORM 10-Q

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

        GL Q2 2023 FORM 10-Q

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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Effect of New Accounting Standards on Previously Reported Results: The impacts from the adoption of ASU 2018-12 on the Company's previously reported results included in these financial statements are as follows:

Condensed Consolidated Balance Sheets

	December 31, 2022
	As Previously Reported	Adoption Impact	As Adjusted
Assets:
Other receivables	$484,887	$104,192	$589,079
Deferred acquisition costs	5,249,907	285,790	5,535,697
Liabilities:
Future policy benefits	16,721,846	1,318,196	18,040,042
Unearned and advance premium	60,742	192,398	253,140
Policy claims and other benefits payable	430,027	77,192	507,219
Current and deferred income taxes	686,172	(251,523)	434,649
Shareholders' equity:
Accumulated other comprehensive income (loss)	(1,415,714)	(1,374,599)	(2,790,313)
Retained earnings	6,466,220	428,315	6,894,535

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adoption Impact	As Adjusted	As Previously Reported	Adoption Impact	As Adjusted
Revenue:
Life premium	$759,924	$(3,032)	$756,892	$1,514,526	$(8,506)	$1,506,020
Health premium	319,189	1,118	320,307	636,189	(198)	635,991
Net investment income	243,642	1,070	244,712	487,476	2,130	489,606
Benefits and expenses:
Life policyholder benefits	511,034	(18,670)	492,364	1,060,377	(72,584)	987,793
Health policyholder benefits	197,218	(7,143)	190,075	394,073	(14,980)	379,093
Other policyholder benefits	7,074	1,918	8,992	14,124	4,570	18,694
Amortization of deferred acquisition costs	155,205	(69,020)	86,185	313,589	(142,908)	170,681
Commissions, premium taxes, and non-deferred acquisition costs	93,595	32,618	126,213	184,408	67,314	251,722

Income before income taxes	216,996	59,453	276,449	418,611	152,014	570,625
Income tax benefit (expense)	(39,992)	(12,484)	(52,476)	(77,246)	(31,922)	(109,168)
Net income	$177,004	$46,969	$223,973	$341,365	$120,092	$461,457

Basic net income per common share	$1.80	$0.48	$2.28	$3.46	$1.21	$4.67

Diluted net income per common share	$1.79	$0.47	$2.26	$3.43	$1.20	$4.63

See Note 1—Significant Accounting Policies, Note 6—Policy Liabilities, and Note 7—DAC for additional information on the adoption.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2023	$(1,016,764)	$(1,938,707)	$(6,829)	$1,207	$(2,961,093)
Other comprehensive income (loss) before reclassifications, net of tax	(271,681)	241,906	8,182	—	(21,593)
Reclassifications, net of tax	39,046	—	—	(257)	38,789
Other comprehensive income (loss)	(232,635)	241,906	8,182	(257)	17,196
Balance at June 30, 2023	$(1,249,399)	$(1,696,801)	$1,353	$950	$(2,943,897)

	Three Months Ended June 30, 2022
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2022	$950,921	$(4,699,555)	$22,589	$(100,961)	$(3,827,006)
Other comprehensive income (loss) before reclassifications, net of tax	(1,611,891)	2,205,113	(14,544)	—	578,678
Reclassifications, net of tax	17,585	—	—	2,718	20,303
Other comprehensive income (loss)	(1,594,306)	2,205,113	(14,544)	2,718	598,981
Balance at June 30, 2022	$(643,385)	$(2,494,442)	$8,045	$(98,243)	$(3,228,025)

	Six Months Ended June 30, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2023	$(1,420,672)	$(1,369,204)	$(1,681)	$1,244	$(2,790,313)
Other comprehensive income (loss) before reclassifications, net of tax	106,481	(327,597)	3,034	—	(218,082)
Reclassifications, net of tax	64,792	—	—	(294)	64,498
Other comprehensive income (loss)	171,273	(327,597)	3,034	(294)	(153,584)
Balance at June 30, 2023	$(1,249,399)	$(1,696,801)	$1,353	$950	$(2,943,897)

	Six Months Ended June 30, 2022
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2022	$2,765,290	$(6,915,910)	$19,248	$(103,676)	$(4,235,048)
Other comprehensive income (loss) before reclassifications, net of tax	(3,423,076)	4,421,468	(11,203)	—	987,189
Reclassifications, net of tax	14,401	—	—	5,433	19,834
Other comprehensive income (loss)	(3,408,675)	4,421,468	(11,203)	5,433	1,007,023
Balance at June 30, 2022	$(643,385)	$(2,494,442)	$8,045	$(98,243)	$(3,228,025)

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
Component Line Item	2023	2022	2023	2022
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$50,347	$22,422	$83,471	$17,485	Realized (gains) losses
Amortization of (discount) premium	(922)	(163)	(1,456)	744	Net investment income
Total before tax	49,425	22,259	82,015	18,229
Tax	(10,379)	(4,674)	(17,223)	(3,828)	Income taxes
Total after-tax	39,046	17,585	64,792	14,401
Pension adjustments:
Amortization of prior service cost	269	158	538	316	Other operating expense
Amortization of actuarial (gain) loss	(592)	3,283	(909)	6,562	Other operating expense
Total before tax	(323)	3,441	(371)	6,878
Tax	66	(723)	77	(1,445)	Income taxes
Total after-tax	(257)	2,718	(294)	5,433
Total reclassification (after-tax)	$38,789	$20,303	$64,498	$19,834

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at June 30, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At June 30, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$392,453	$—	$37	$(34,893)	$357,597	2
States, municipalities, and political subdivisions	3,071,617	—	36,601	(451,322)	2,656,896	16
Foreign governments	43,464	—	—	(11,481)	31,983	—
Corporates, by sector:
Financial	4,944,716	(65,476)	59,319	(493,205)	4,445,354	26
Utilities	1,988,656	—	41,220	(114,276)	1,915,600	11
Energy	1,431,789	—	27,914	(93,599)	1,366,104	8
Other corporate sectors	6,690,357	(7,032)	89,696	(636,276)	6,136,745	36
Total corporates	15,055,518	(72,508)	218,149	(1,337,356)	13,863,803	81
Collateralized debt obligations	37,080	—	5,225	—	42,305	—
Other asset-backed securities	87,347	—	2	(6,483)	80,866	1
Total fixed maturities	$18,687,479	$(72,508)	$260,014	$(1,841,535)	$17,033,450	100
(1)Amount reported in the balance sheet.
(2)At fair value.

        GL Q2 2023 FORM 10-Q

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
(2)At fair value.

The Company has exposure to banks as part of its fixed maturity portfolio. The Company’s bank securities had a fair value of $1.2 billion (7% of the total fixed maturity portfolio) and $1.3 billion (8% of the total fixed maturity portfolio) at June 30, 2023 and December 31, 2022, respectively. Additionally, the Company has exposure to real estate investment trusts which had a fair value of $405 million (2% of the total fixed maturity portfolio) and $428 million (3% of the total fixed maturity portfolio) at June 30, 2023 and December 31, 2022, respectively.

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2023, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At June 30, 2023
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$175,156	$174,975
Due after one year through five years	1,122,352	1,118,516
Due after five years through ten years	1,651,261	1,673,707
Due after ten years through twenty years	8,041,646	7,621,151
Due after twenty years	7,500,129	6,321,930
Mortgage-backed and asset-backed securities	124,427	123,171
	$18,614,971	$17,033,450

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: "Net investment income" for the three and six month periods ended June 30, 2023 and 2022 is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Fixed maturities available for sale	$234,187	$226,753	3	$466,486	$452,037	3
Policy loans	12,234	11,580	6	23,989	23,008	4
Other long-term investments(1)	16,936	10,703	58	32,679	23,416	40
Short-term investments	1,820	122		3,415	124
	265,177	249,158	6	526,569	498,585	6
Less investment expense	(3,933)	(4,446)	(12)	(8,220)	(8,979)	(8)
Net investment income	$261,244	$244,712	7	$518,349	$489,606	6
(1)For the three months ended June 30, 2023 and 2022, the investment funds, accounted for under the fair value option method, recorded $12.0 million and $8.6 million of distributions, respectively, in net investment income. For the six months ended June 30, 2023 and 2022, the investment funds, accounted for under the fair value option method, recorded $23.3 million and $19.3 million of distributions, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed maturities available for sale:
Proceeds from sales(1)	$130,119	$143,911	$145,824	$219,027
Gross realized gains	47	—	47	773
Gross realized losses	(10,503)	(41,168)	(10,861)	(44,847)
(1)There were no unsettled sales in the periods ended June 30, 2023 and 2022.

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(10,606)	$(22,421)	$(10,963)	$(17,872)
Provision for credit losses	(39,741)	—	(72,508)	387
Fair value option—change in fair value	5,228	947	7,086	(4,391)
Other investments	(724)	(8,972)	(385)	(15,814)
Realized gains (losses) from investments	(45,843)	(30,446)	(76,770)	(37,690)
Applicable tax	9,627	6,394	16,122	7,915
Realized gains (losses), net of tax	$(36,216)	$(24,052)	$(60,648)	$(29,775)
(1)During the three months ended June 30, 2023 and 2022, the Company recorded $17.9 million and $1.9 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period. During the six months ended June 30, 2023 and 2022, the Company recorded $17.9 million and $1.9 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at June 30, 2023 and December 31, 2022:

	Fair Value Measurement at June 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$357,597	$—	$357,597
States, municipalities, and political subdivisions	—	2,656,896	—	2,656,896
Foreign governments	—	31,983	—	31,983
Corporates, by sector:
Financial	—	4,313,536	131,818	4,445,354
Utilities	—	1,806,364	109,236	1,915,600
Energy	—	1,355,556	10,548	1,366,104
Other corporate sectors	—	5,926,843	209,902	6,136,745
Total corporates	—	13,402,299	461,504	13,863,803
Collateralized debt obligations	—	—	42,305	42,305
Other asset-backed securities	—	80,866	—	80,866
Total fixed maturities	$—	$16,529,641	$503,809	$17,033,450
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$355,498	$—	$355,498
States, municipalities, and political subdivisions	—	2,309,911	—	2,309,911
Foreign governments	—	42,464	—	42,464
Corporates, by sector:
Financial	—	4,332,495	133,936	4,466,431
Utilities	—	1,723,832	111,315	1,835,147
Energy	—	1,346,212	11,100	1,357,312
Other corporate sectors	—	5,785,442	221,732	6,007,174
Total corporates	—	13,187,981	478,083	13,666,064
Collateralized debt obligations	—	—	50,364	50,364
Other asset-backed securities	—	79,064	—	79,064
Total fixed maturities	$—	$15,974,918	$528,447	$16,503,365
Percentage of total	—%	97%	3%	100%

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2023	$—	$50,364	$478,083	$528,447
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(8,042)	(1,963)	(10,005)
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	2,288	3	2,291
Other(1)	—	(2,305)	(14,619)	(16,924)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at June 30, 2023	$—	$42,305	$461,504	$503,809
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At June 30, 2023	$—	$(8,042)	$(1,963)	$(10,005)
At June 30, 2022	—	(11,098)	(89,359)	(100,457)

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of June 30, 2023	682	1,355	2,037
As of December 31, 2022	1,819	157	1,976

Globe Life's entire fixed maturity portfolio consisted of 2,418 issues by 986 different issuers at June 30, 2023 and 2,328 issues by 979 different issuers at December 31, 2022. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of June 30, 2023 and December 31, 2022.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at June 30, 2023 and December 31, 2022.

Analysis of Gross Unrealized Investment Losses

	At June 30, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$264,407	$(22,621)	$91,011	$(12,272)	$355,418	$(34,893)
States, municipalities, and political subdivisions	687,842	(26,208)	1,272,595	(425,114)	1,960,437	(451,322)
Foreign governments	6,983	(183)	25,000	(11,298)	31,983	(11,481)
Corporates, by sector:
Financial	1,245,647	(86,522)	1,711,745	(367,044)	2,957,392	(453,566)
Utilities	439,647	(20,185)	516,783	(92,019)	956,430	(112,204)
Energy	358,866	(13,942)	386,676	(69,247)	745,542	(83,189)
Other corporate sectors	1,180,706	(64,024)	3,065,617	(558,042)	4,246,323	(622,066)
Total corporates	3,224,866	(184,673)	5,680,821	(1,086,352)	8,905,687	(1,271,025)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	21,676	(884)	47,627	(4,968)	69,303	(5,852)
Total investment grade securities	4,205,774	(234,569)	7,117,054	(1,540,004)	11,322,828	(1,774,573)

Below investment grade securities:
States, municipalities, and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	53,329	(3,470)	106,673	(36,169)	160,002	(39,639)
Utilities	—	—	28,035	(2,072)	28,035	(2,072)
Energy	—	—	34,278	(10,410)	34,278	(10,410)
Other corporate sectors	35,356	(189)	75,943	(14,021)	111,299	(14,210)
Total corporates	88,685	(3,659)	244,929	(62,672)	333,614	(66,331)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	11,499	(631)	11,499	(631)
Total below investment grade securities	88,685	(3,659)	256,428	(63,303)	345,113	(66,962)
Total fixed maturities	$4,294,459	$(238,228)	$7,373,482	$(1,603,307)	$11,667,941	$(1,841,535)

Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in interest rates or credit spreads. The Company considers many factors when determining whether an allowance for a credit loss should be recorded. While the Company holds securities that may be in an unrealized loss position from time to time, Globe Life does not generally intend to sell and it is unlikely that management will be required to sell the fixed maturities prior to their anticipated recovery or maturity due to the strong cash flows generated by its insurance operations.

        GL Q2 2023 FORM 10-Q

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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for credit losses beginning balance	$32,767	$—	$—	$387
Additions to allowance for which credit losses were not previously recorded	38,228	—	72,508	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	1,513	—	—	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	—	(387)
Allowance for credit losses ending balance	$72,508	$—	$72,508	$—

As of June 30, 2023 and December 31, 2022, the Company had two fixed maturities in non-accrual status. During the six months ended June 30, 2023, it was announced Signature Bank New York and First Republic Bank had entered receivership. As a result, we reviewed available information to evaluate whether an allowance for expected credit losses should be established related to our holdings of Signature Bank New York and First Republic Bank, and determined an allowance was necessary.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	June 30, 2023	December 31, 2022
Investment funds	$759,157	$768,689
Commercial mortgage loan participations	221,466	181,305
Other	29,513	26,022
Total	$1,010,136	$976,016

The following table presents additional information about the Company's investment funds as of June 30, 2023 and December 31, 2022 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	June 30, 2023	December 31, 2022	June 30, 2023	Redemption Term/Notice
Commercial mortgage loans	$404,782	$431,405	$583,694	Fully redeemable and non-redeemable with varying terms.
Opportunistic credit	161,054	158,524	—	Initial 2 year lock on each new investment/semi-annual withdrawals thereafter/full redemption within 36 month period.
Infrastructure	161,071	159,534	21,648	Fully redeemable and non-redeemable with varying terms.
Other	32,250	19,226	120,048
Total investment funds	$759,157	$768,689	$725,390

The Company had $33 million of capital called during the year from existing investment funds. Our unfunded commitments were $725 million as of June 30, 2023.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Mixed use	$42,406	19	$62,375	34
Hospitality	25,074	11	27,796	15
Retail	23,818	11	15,342	9
Industrial	27,266	12	27,248	15
Multi-family	94,693	43	42,232	23
Office	11,137	5	8,101	5
Total recorded investment	224,394	101	183,094	101
Less allowance for credit losses	(2,928)	(1)	(1,789)	(1)
Carrying value, net of allowance for credit losses	$221,466	100	$181,305	100

	June 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$67,189	30	$64,477	36
Texas	43,051	19	22,905	13
New York	25,116	11	19,167	11
Washington	14,954	7	14,925	8
Massachusetts	14,941	7	—	—
Florida	33,324	15	33,182	18
Other	25,819	12	28,438	15
Total recorded investment	224,394	101	183,094	101
Less allowance for credit losses	(2,928)	(1)	(1,789)	(1)
Carrying value, net of allowance for credit losses	$221,466	100	$181,305	100

        GL Q2 2023 FORM 10-Q

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

	June 30, 2023
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$9,296	$173,246	$20,444	$202,986	90
70% to 80%	—	4,846	1,153	5,999	3
81% to 90%	8,374	—	—	8,374	4
Greater than 90%	7,035	—	—	7,035	3
Total	$24,705	$178,092	$21,597	224,394	100
Less allowance for credit losses				(2,928)
Total, net of allowance for credit losses				$221,466
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

As of June 30, 2023, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 25 loans in the portfolio. For the six months ended June 30, 2023, the allowance for credit losses increased $1.1 million. Additionally, there was one foreclosure that resulted in a $2.9 million after tax realized loss during the period. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for credit losses beginning balance	$3,069	$827	$1,789	$827
Provision (reversal) for credit losses	(141)	282	1,139	282
Allowance for credit losses ending balance	$2,928	$1,109	$2,928	$1,109

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
There were no delinquent commercial mortgage loans as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had no commercial mortgage loan in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $23 million as of June 30, 2023.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount outstanding at June 30, 2023 was $115 million.

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

        GL Q2 2023 FORM 10-Q

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three and six month periods ended June 30, 2023 and 2022:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$4,925,192	$7,264,905	$1,332,469	$559,972	$14,082,538
Beginning balance at original discount rates	3,906,098	5,533,741	1,040,242	416,141	10,896,222
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(17,340)	(91,461)	(9,125)	(3,497)	(121,423)
Adjusted balance at January 1, 2022	3,888,758	5,442,280	1,031,117	412,644	10,774,799
Issuances(1)	420,277	338,996	48,806	15,597	823,676
Interest accrual(2)	86,841	135,858	25,585	10,304	258,588
Net premiums collected(3)	(242,510)	(300,778)	(63,353)	(21,627)	(628,268)
Effect of changes in the foreign exchange rate	(7,272)	—	—	—	(7,272)
Ending balance at original discount rates	4,146,094	5,616,356	1,042,155	416,918	11,221,523
Effect of change from original to current discount rates	233,402	548,590	80,917	45,046	907,955
Balance at June 30, 2022	$4,379,496	$6,164,946	$1,123,072	$461,964	$12,129,478

Balance at January 1, 2023	$4,273,156	$5,910,224	$1,094,407	$470,741	$11,748,528
Beginning balance at original discount rates	4,246,723	5,680,864	1,066,123	449,209	11,442,919
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(69,352)	(128,602)	(15,593)	(6,650)	(220,197)
Adjusted balance at January 1, 2023	4,177,371	5,552,262	1,050,530	442,559	11,222,722
Issuances(1)	376,021	313,748	60,848	14,611	765,228
Interest accrual(2)	96,850	142,473	26,655	11,331	277,309
Net premiums collected(3)	(256,959)	(308,129)	(66,472)	(23,026)	(654,586)
Effect of changes in the foreign exchange rate	5,770	—	—	—	5,770
Ending balance at original discount rates	4,399,053	5,700,354	1,071,561	445,475	11,616,443
Effect of change from original to current discount rates	73,794	288,223	38,456	25,804	426,277
Balance at June 30, 2023	$4,472,847	$5,988,577	$1,110,017	$471,279	$12,042,720
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2022	$4,646,747	$6,710,655	$1,224,988	$511,832	$13,094,222
Beginning balance at original discount rates	4,043,480	5,595,772	1,043,765	419,434	11,102,451
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(13,025)	(61,865)	(8,500)	(5,149)	(88,539)
Adjusted balance at April 1, 2022	4,030,455	5,533,907	1,035,265	414,285	11,013,912
Issuances(1)	204,351	165,221	25,841	8,297	403,710
Interest accrual(2)	43,767	68,250	12,775	5,132	129,924
Net premiums collected(3)	(122,307)	(151,022)	(31,726)	(10,796)	(315,851)
Effect of changes in the foreign exchange rate	(10,172)	—	—	—	(10,172)
Ending balance at original discount rates	4,146,094	5,616,356	1,042,155	416,918	11,221,523
Effect of change from original to current discount rates	233,402	548,590	80,917	45,046	907,955
Balance at June 30, 2022	$4,379,496	$6,164,946	$1,123,072	$461,964	$12,129,478

Balance at April 1, 2023	$4,467,637	$6,110,550	$1,128,083	$483,056	$12,189,326
Beginning balance at original discount rates	4,325,957	5,718,900	1,070,775	448,677	11,564,309
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(39,371)	(80,616)	(10,004)	(4,764)	(134,755)
Adjusted balance at April 1, 2023	4,286,586	5,638,284	1,060,771	443,913	11,429,554
Issuances(1)	183,466	144,796	30,706	7,370	366,338
Interest accrual(2)	48,952	71,484	13,368	5,661	139,465
Net premiums collected(3)	(129,720)	(154,210)	(33,284)	(11,469)	(328,683)
Effect of changes in the foreign exchange rate	9,769	—	—	—	9,769
Ending balance at original discount rates	4,399,053	5,700,354	1,071,561	445,475	11,616,443
Effect of change from original to current discount rates	73,794	288,223	38,456	25,804	426,277
Balance at June 30, 2023	$4,472,847	$5,988,577	$1,110,017	$471,279	$12,042,720
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$11,773,519	$11,859,408	$4,542,697	$5,488,684	$33,664,308
Beginning balance at original discount rates	7,744,201	8,157,259	3,206,164	3,267,306	22,374,930
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(17,082)	(87,036)	(9,466)	(4,473)	(118,057)
Adjusted balance at January 1, 2022	7,727,119	8,070,223	3,196,698	3,262,833	22,256,873
Issuances(1)	420,277	338,995	48,806	15,597	823,675
Interest accrual(2)	202,147	214,751	84,422	96,844	598,164
Benefit payments(3)	(198,179)	(329,201)	(114,615)	(63,170)	(705,165)
Effect of changes in the foreign exchange rate	(16,658)	—	—	—	(16,658)
Ending balance at original discount rates	8,134,706	8,294,768	3,215,311	3,312,104	22,956,889
Effect of change from original to current discount rates	1,377,565	1,369,441	407,331	908,726	4,063,063
Balance at June 30, 2022	$9,512,271	$9,664,209	$3,622,642	$4,220,830	$27,019,952

Balance at January 1, 2023	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961
Beginning balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(72,388)	(130,006)	(13,119)	(8,367)	(223,880)
Adjusted balance at January 1, 2023	8,337,373	8,347,886	3,259,861	3,395,337	23,340,457
Issuances(1)	376,021	313,749	60,848	14,611	765,229
Interest accrual(2)	220,666	226,661	86,722	101,129	635,178
Benefit payments(3)	(194,971)	(295,399)	(109,650)	(62,586)	(662,606)
Effect of changes in the foreign exchange rate	14,437	—	—	—	14,437
Ending balance at original discount rates	8,753,526	8,592,897	3,297,781	3,448,491	24,092,695
Effect of change from original to current discount rates	914,681	894,336	210,064	661,215	2,680,296
Balance at June 30, 2023	$9,668,207	$9,487,233	$3,507,845	$4,109,706	$26,772,991
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2022	$10,652,256	$10,750,349	$4,066,234	$4,848,375	$30,317,214
Beginning balance at original discount rates	7,959,694	8,238,501	3,208,055	3,290,269	22,696,519
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(14,123)	(61,186)	(9,619)	(6,153)	(91,081)
Adjusted balance at April 1, 2022	7,945,571	8,177,315	3,198,436	3,284,116	22,605,438
Issuances(1)	204,351	165,220	25,841	8,297	403,709
Interest accrual(2)	101,811	107,823	42,192	48,564	300,390
Benefit payments(3)	(93,858)	(155,590)	(51,158)	(28,873)	(329,479)
Effect of changes in the foreign exchange rate	(23,169)	—	—	—	(23,169)
Ending balance at original discount rates	8,134,706	8,294,768	3,215,311	3,312,104	22,956,889
Effect of change from original to current discount rates	1,377,565	1,369,441	407,331	908,726	4,063,063
Balance at June 30, 2022	$9,512,271	$9,664,209	$3,622,642	$4,220,830	$27,019,952

Balance at April 1, 2023	$9,637,463	$9,624,680	$3,559,012	$4,166,527	$26,987,682
Beginning balance at original discount rates	8,573,734	8,563,604	3,284,594	3,427,535	23,849,467
Effect of changes in assumptions of future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(40,862)	(81,059)	(6,065)	(5,471)	(133,457)
Adjusted balance at April 1, 2023	8,532,872	8,482,545	3,278,529	3,422,064	23,716,010
Issuances(1)	183,466	144,797	30,706	7,370	366,339
Interest accrual(2)	111,337	113,893	43,466	50,751	319,447
Benefit payments(3)	(98,297)	(148,338)	(54,920)	(31,694)	(333,249)
Effect of changes in the foreign exchange rate	24,148	—	—	—	24,148
Ending balance at original discount rates	8,753,526	8,592,897	3,297,781	3,448,491	24,092,695
Effect of change from original to current discount rates	914,681	894,336	210,064	661,215	2,680,296
Balance at June 30, 2023	$9,668,207	$9,487,233	$3,507,845	$4,109,706	$26,772,991
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Net liability for future policy benefits as of June 30, 2022
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$3,988,612	$2,678,412	$2,173,156	$2,895,186	$11,735,366
Effect of changes in discount rate assumptions	1,144,163	820,851	326,414	863,680	3,155,108
Net liability for future policy benefits at current discount rates	5,132,775	3,499,263	2,499,570	3,758,866	14,890,474
Other Adjustments(1)	21	2,239	(10,874)	(37,397)	(46,011)
Net liability for future policy benefits, after other adjustments, at current discount rates	$5,132,796	$3,501,502	$2,488,696	$3,721,469	$14,844,463
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

	Life
	Net liability for future policy benefits as of June 30, 2023
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,354,473	$2,892,543	$2,226,220	$3,003,016	$12,476,252
Effect of changes in discount rate assumptions	840,887	606,113	171,608	635,411	2,254,019
Net liability for future policy benefits at current discount rates	5,195,360	3,498,656	2,397,828	3,638,427	14,730,271
Other Adjustments(1)	(70)	4,750	58	(36,437)	(31,699)
Net liability for future policy benefits, after other adjustments, at current discount rates	$5,195,290	$3,503,406	$2,397,886	$3,601,990	$14,698,572
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three and six month periods ended June 30, 2023 and 2022:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$3,611,659	$1,944,714	$517,368	$222,553	$121,724	$6,418,018
Beginning balance at original discount rates	2,949,851	1,688,590	414,409	178,801	96,776	5,328,427
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(35,736)	(35,913)	(24,189)	(5,260)	(1,543)	(102,641)
Adjusted balance at January 1, 2022	2,914,115	1,652,677	390,220	173,541	95,233	5,225,786
Issuances(1)	175,070	109,933	22,613	20,424	2,323	330,363
Interest accrual(2)	61,205	30,014	9,593	3,680	2,353	106,845
Net premiums collected(3)	(127,736)	(85,830)	(25,685)	(10,540)	(5,157)	(254,948)
Effect of changes in the foreign exchange rate	—	—	—	(807)	—	(807)
Ending balance at original discount rates	3,022,654	1,706,794	396,741	186,298	94,752	5,407,239
Effect of change from original to current discount rates	116,052	(56,287)	28,536	7,238	7,681	103,220
Balance at June 30, 2022	$3,138,706	$1,650,507	$425,277	$193,536	$102,433	$5,510,459

Balance at January 1, 2023	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422
Beginning balance at original discount rates	2,941,261	1,729,219	415,442	192,631	87,751	5,366,304
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(28,923)	(34,394)	(27,833)	(5,249)	(1,895)	(98,294)
Adjusted balance at January 1, 2023	2,912,338	1,694,825	387,609	187,382	85,856	5,268,010
Issuances(1)	143,716	132,346	28,191	20,787	4,215	329,255
Interest accrual(2)	63,854	32,819	9,666	4,134	2,118	112,591
Net premiums collected(3)	(134,248)	(88,784)	(25,286)	(10,981)	(5,349)	(264,648)
Effect of changes in the foreign exchange rate	—	—	—	387	—	387
Ending balance at original discount rates	2,985,660	1,771,206	400,180	201,709	86,840	5,445,595
Effect of change from original to current discount rates	(1,106)	(110,186)	9,371	135	2,834	(98,952)
Balance at June 30, 2023	$2,984,554	$1,661,020	$409,551	$201,844	$89,674	$5,346,643
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2022	$3,337,152	$1,790,237	$463,452	$208,064	$109,734	$5,908,639
Beginning balance at original discount rates	2,957,769	1,699,135	401,751	183,679	94,408	5,336,742
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	13,826	(20,751)	(8,728)	(2,795)	336	(18,112)
Adjusted balance at April 1, 2022	2,971,595	1,678,384	393,023	180,884	94,744	5,318,630
Issuances(1)	85,036	56,415	11,798	9,972	1,443	164,664
Interest accrual(2)	30,866	15,074	4,721	1,849	1,171	53,681
Net premiums collected(3)	(64,843)	(43,079)	(12,801)	(5,288)	(2,606)	(128,617)
Effect of changes in the foreign exchange rate	—	—	—	(1,119)	—	(1,119)
Ending balance at original discount rates	3,022,654	1,706,794	396,741	186,298	94,752	5,407,239
Effect of change from original to current discount rates	116,052	(56,287)	28,536	7,238	7,681	103,220
Balance at June 30, 2022	$3,138,706	$1,650,507	$425,277	$193,536	$102,433	$5,510,459

Balance at April 1, 2023	$2,997,723	$1,664,414	$421,447	$200,666	$90,243	$5,374,493
Beginning balance at original discount rates	2,948,641	1,750,468	404,647	197,446	85,966	5,387,168
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	5,210	(15,636)	(11,249)	(3,629)	679	(24,625)
Adjusted balance at April 1, 2023	2,953,851	1,734,832	393,398	193,817	86,645	5,362,543
Issuances(1)	67,875	64,559	14,888	10,575	1,823	159,720
Interest accrual(2)	32,267	16,620	4,776	2,098	1,061	56,822
Net premiums collected(3)	(68,333)	(44,805)	(12,882)	(5,556)	(2,689)	(134,265)
Effect of changes in the foreign exchange rate	—	—	—	775	—	775
Ending balance at original discount rates	2,985,660	1,771,206	400,180	201,709	86,840	5,445,595
Effect of change from original to current discount rates	(1,106)	(110,186)	9,371	135	2,834	(98,952)
Balance at June 30, 2023	$2,984,554	$1,661,020	$409,551	$201,844	$89,674	$5,346,643
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$3,810,559	$3,840,322	$1,201,317	$380,915	$119,888	$9,353,001
Beginning balance at original discount rates	3,090,901	3,193,342	921,608	285,604	95,628	7,587,083
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(38,057)	(37,106)	(23,919)	(5,684)	(1,615)	(106,381)
Adjusted balance at January 1, 2022	3,052,844	3,156,236	897,689	279,920	94,013	7,480,702
Issuances(1)	174,828	109,933	22,792	20,424	2,310	330,287
Interest accrual(2)	65,107	59,584	24,035	6,886	2,352	157,964
Benefit payments(3)	(132,751)	(58,509)	(48,379)	(10,192)	(6,532)	(256,363)
Effect of changes in the foreign exchange rate	—	—	—	(1,467)	—	(1,467)
Ending balance at original discount rates	3,160,028	3,267,244	896,137	295,571	92,143	7,711,123
Effect of change from original to current discount rates	125,668	(137,367)	89,077	26,397	7,341	111,116
Balance at June 30, 2022	$3,285,696	$3,129,877	$985,214	$321,968	$99,484	$7,822,239

Balance at January 1, 2023	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349
Beginning balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(27,940)	(36,292)	(27,018)	(6,018)	(1,830)	(99,098)
Adjusted balance at January 1, 2023	3,052,693	3,300,052	877,847	297,695	83,382	7,611,669
Issuances(1)	143,404	132,346	27,901	20,787	4,208	328,646
Interest accrual(2)	67,592	65,320	23,526	7,389	2,118	165,945
Benefit payments(3)	(146,921)	(61,551)	(48,395)	(11,660)	(6,520)	(275,047)
Effect of changes in the foreign exchange rate	—	—	—	876	—	876
Ending balance at original discount rates	3,116,768	3,436,167	880,879	315,087	83,188	7,832,089
Effect of change from original to current discount rates	(379)	(268,706)	42,269	13,492	2,668	(210,656)
Balance at June 30, 2023	$3,116,389	$3,167,461	$923,148	$328,579	$85,856	$7,621,433
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2022	$3,508,485	$3,476,639	$1,082,425	$351,631	$107,034	$8,526,214
Beginning balance at original discount rates	3,095,417	3,232,281	905,739	292,356	92,272	7,618,065
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	12,396	(21,437)	(8,130)	(3,040)	410	(19,801)
Adjusted balance at April 1, 2022	3,107,813	3,210,844	897,609	289,316	92,682	7,598,264
Issuances(1)	84,924	56,415	11,926	9,972	1,434	164,671
Interest accrual(2)	32,799	30,001	11,916	3,454	1,170	79,340
Benefit payments(3)	(65,508)	(30,016)	(25,314)	(5,148)	(3,143)	(129,129)
Effect of changes in the foreign exchange rate	—	—	—	(2,023)	—	(2,023)
Ending balance at original discount rates	3,160,028	3,267,244	896,137	295,571	92,143	7,711,123
Effect of change from original to current discount rates	125,668	(137,367)	89,077	26,397	7,341	111,116
Balance at June 30, 2022	$3,285,696	$3,129,877	$985,214	$321,968	$99,484	$7,822,239

Balance at April 1, 2023	$3,132,462	$3,174,672	$949,996	$326,533	$87,090	$7,670,753
Beginning balance at original discount rates	3,079,790	3,387,380	890,019	308,170	83,001	7,748,360
Effect of changes in assumptions of future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	3,503	(16,513)	(11,023)	(4,439)	472	(28,000)
Adjusted balance at April 1, 2023	3,083,293	3,370,867	878,996	303,731	83,473	7,720,360
Issuances(1)	67,721	64,559	14,616	10,575	1,820	159,291
Interest accrual(2)	34,112	33,031	11,686	3,721	1,061	83,611
Benefit payments(3)	(68,358)	(32,290)	(24,419)	(4,523)	(3,166)	(132,756)
Effect of changes in the foreign exchange rate	—	—	—	1,583	—	1,583
Ending balance at original discount rates	3,116,768	3,436,167	880,879	315,087	83,188	7,832,089
Effect of change from original to current discount rates	(379)	(268,706)	42,269	13,492	2,668	(210,656)
Balance at June 30, 2023	$3,116,389	$3,167,461	$923,148	$328,579	$85,856	$7,621,433
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of June 30, 2022
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$137,374	$1,560,450	$499,396	$109,273	$(2,609)	$2,303,884
Effect of changes in discount rate assumptions	9,616	(81,080)	60,541	19,159	(340)	7,896
Net liability for future policy benefits at current discount rates	146,990	1,479,370	559,937	128,432	(2,949)	2,311,780
Other Adjustments(1)	(1,405)	(6,461)	1,998	48	4,007	(1,813)
Net liability for future policy benefits, after other adjustments, at current discount rates	$145,585	$1,472,909	$561,935	$128,480	$1,058	$2,309,967
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

	Health
	Net liability for future policy benefits as of June 30, 2023
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	131,108	1,664,961	480,699	113,378	(3,652)	2,386,494
Effect of changes in discount rate assumptions	727	(158,520)	32,898	13,357	(166)	(111,704)
Net liability for future policy benefits at current discount rates	131,835	1,506,441	513,597	126,735	(3,818)	2,274,790
Other Adjustments(1)	1,104	(9,797)	4,671	605	4,645	1,228
Net liability for future policy benefits, after other adjustments, at current discount rates	$132,939	$1,496,644	$518,268	$127,340	$827	$2,276,018
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

During the six months ended June 30, 2023 and 2022, the Company's results for actual variances from expected experience produced a net reserve remeasurement gain of $5.6 million and an immaterial net remeasurement loss in the Condensed Consolidated Statements of Operations, respectively. During the three months ended June 30, 2023 and 2022, the Company's results for actual variances from expected experience produced a net reserve remeasurement gain of $5.0 million and $3.8 million in the Condensed Consolidated Statements of Operations, respectively. The variance of actual experience from expected experience during the first six months of 2023 was primarily due to favorable variances from our assumptions of life experience as compared to actual experience in our life insurance segment (a $5.1 million gain), and favorable variances from our assumptions of health experience as compared to actual experience in our health insurance segment (a $0.5 million gain). The variance of actual experience from expected experience during the six months ended 2022 was primarily due to unfavorable variances from our assumptions of life experience as compared to actual experience in our life insurance segment (a $4.1 million loss), and favorable variances from our assumptions of health experience as compared to actual experience in our health insurance segment (a $4.0 million gain). The health segment's utilization has returned to normal levels in 2023, specifically in the United American and Liberty National channels. There were no changes to the inputs, judgments, assumptions, and methods used in measuring the liability for future policy benefits during the six months ended June 30, 2023 and 2022.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table reconciles the liability for future policy benefits to the Consolidated Balance Sheets as of June 30, 2023:

	At Original Discount Rates		At Current Discount Rates
	As of June 30,		As of June 30,
	2023	2022	2023	2022
Life(1):
American Income	$4,354,403	$3,988,588	$5,195,290	$5,132,796
Direct to Consumer	2,892,543	2,678,413	3,503,406	3,501,502
Liberty National	2,218,639	2,161,743	2,397,886	2,488,696
Other	2,976,680	2,870,179	3,601,990	3,721,469
Net liability for future policy benefits—long duration life	12,442,265	11,698,923	14,698,572	14,844,463
Health(1):
United American	130,624	135,532	132,939	145,585
Family Heritage	1,654,616	1,551,200	1,496,644	1,472,909
Liberty National	484,458	500,950	518,268	561,935
American Income	113,981	109,318	127,340	128,480
Direct to Consumer	798	993	827	1,058
Net liability for future policy benefits—long duration health	2,384,477	2,297,993	2,276,018	2,309,967
Deferred profit liability	172,531	184,680	172,531	184,680
Deferred annuity	853,064	1,015,804	853,064	1,015,804
Interest sensitive life	736,920	742,293	736,920	742,293
Other	9,406	8,121	9,409	8,127
Total future policy benefits	$16,598,663	$15,947,814	$18,746,514	$19,105,334
(1)Balances are presented net of the reinsurance recoverable and the effects of flooring the liability.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of June 30, 2023 and 2022:

	Life
	Weighted-average Discount Rates
	As of June 30, 2023				As of June 30, 2022
	American Income	DTC	Liberty National	Other	American Income	DTC	Liberty National	Other
Original discount rate	5.8%	6.0%	5.6%	6.2%	5.8%	6.0%	5.6%	6.2%
Current discount rate	5.0%	5.1%	5.1%	5.1%	4.8%	4.8%	4.7%	4.7%

	Health
	Weighted-average Discount Rates
	As of June 30, 2023					As of June 30, 2022
	United American	Family Heritage	Liberty National	American Income	DTC	United American	Family Heritage	Liberty National	American Income	DTC
Original discount rate	5.1%	4.3%	5.8%	5.9%	5.1%	5.2%	4.3%	5.8%	5.9%	5.2%
Current discount rate	4.9%	5.1%	5.1%	4.9%	4.9%	4.6%	4.8%	4.6%	4.6%	4.6%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of June 30, 2023 and 2022:

	As of June 30,
	2023		2022
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.91	23.45	22.88	23.50
Direct to Consumer	20.12	21.81	20.78	22.51
Liberty National	14.97	15.69	15.11	16.09
Other	16.44	18.19	16.70	18.76

Health
United American	11.37	10.79	11.74	11.23
Family Heritage	14.87	14.41	15.36	15.00
Liberty National	9.34	9.68	9.02	9.52
American Income	12.12	12.73	12.51	13.25
Direct to Consumer	11.37	10.79	11.74	11.23

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest, net of reinsurance, related to long duration life and health contracts that are recognized in the Condensed Consolidated Statements of Operations:

	Life
	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$781,453	$123,816	$745,128	$115,305
Direct to Consumer	490,443	84,062	486,929	78,834
Liberty National	169,570	59,670	159,453	58,592
Other	103,343	88,926	104,550	85,713
Total	$1,544,809	$356,474	$1,496,060	$338,444

	Life
	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$394,308	$62,385	$375,391	$58,043
Direct to Consumer	245,736	42,348	244,267	39,542
Liberty National	85,498	29,901	80,105	29,307
Other	51,507	44,652	52,163	43,016
Total	$777,049	$179,286	$751,926	$169,908

	Health
	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$198,679	$3,604	$187,881	$3,791
Family Heritage	194,219	32,272	180,298	29,371
Liberty National	93,434	13,801	94,097	14,398
American Income	56,335	3,256	55,941	3,206
Direct to Consumer	7,097	—	7,130	—
Total	$549,764	$52,933	$525,347	$50,766

	Health
	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$100,847	$1,782	$95,615	$1,878
Family Heritage	98,129	16,295	90,758	14,826
Liberty National	46,690	6,881	46,601	7,172
American Income	28,239	1,624	28,004	1,605
Direct to Consumer	3,555	—	3,594	—
Total	$277,460	$26,582	$264,572	$25,481

Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts:

	Life
	As of June 30, 2023			As of June 30, 2022
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$23,507,444	$13,292,363	$13,604,682	$22,241,655	$12,593,870	$13,403,810
PV of expected future net premiums	7,764,339	4,399,053	4,472,847	7,299,282	4,146,094	4,379,496
PV of expected future policy benefits	29,442,642	8,753,526	9,668,207	27,485,575	8,134,706	9,512,271

DTC
PV of expected future gross premiums	$17,486,509	$9,157,664	$9,599,872	$17,479,973	$9,139,637	$10,021,214
PV of expected future net premiums	10,811,358	5,700,354	5,988,577	10,669,169	5,616,356	6,164,946
PV of expected future policy benefits	25,685,249	8,592,897	9,487,233	25,039,202	8,294,768	9,664,209

Liberty National
PV of expected future gross premiums	$4,511,931	$2,630,182	$2,657,925	$4,305,035	$2,511,938	$2,653,354
PV of expected future net premiums	1,891,335	1,071,561	1,110,017	1,849,968	1,042,155	1,123,072
PV of expected future policy benefits	8,710,626	3,297,781	3,507,845	8,542,769	3,215,311	3,622,642

Other
PV of expected future gross premiums	$3,773,740	$1,909,405	$2,075,784	$3,888,394	$1,943,515	$2,219,226
PV of expected future net premiums	914,258	445,475	471,279	865,231	416,918	461,964
PV of expected future policy benefits	12,398,774	3,448,491	4,109,706	12,297,303	3,312,104	4,220,830

Total
PV of expected future gross premiums	$49,279,624	$26,989,614	$27,938,263	$47,915,057	$26,188,960	$28,297,604
PV of expected future net premiums	21,381,290	11,616,443	12,042,720	20,683,650	11,221,523	12,129,478
PV of expected future policy benefits	76,237,291	24,092,695	26,772,991	73,364,849	22,956,889	27,019,952

As of June 30, 2023 for the life segment using current discount rates, the Company anticipates $27.9 billion of expected future gross premiums and $12.0 billion of expected future net premiums. As of June 30, 2022 using current discount rates, the Company anticipated $28.3 billion of expected future gross premiums and $12.1 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of June 30, 2023			As of June 30, 2022
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$6,896,513	$4,338,871	$4,335,298	$7,009,500	$4,355,843	$4,522,406
PV of expected future net premiums	4,754,498	2,985,660	2,984,554	4,881,053	3,022,654	3,138,706
PV of expected future policy benefits	4,976,470	3,116,768	3,116,389	5,161,077	3,160,028	3,285,696

Family Heritage
PV of expected future gross premiums	$6,569,913	$3,903,618	$3,684,436	$5,972,275	$3,605,039	$3,512,619
PV of expected future net premiums	2,958,074	1,771,206	1,661,020	2,805,839	1,706,794	1,650,507
PV of expected future policy benefits	6,483,691	3,436,167	3,167,461	6,083,626	3,267,244	3,129,877

Liberty National
PV of expected future gross premiums	$2,212,104	$1,382,884	$1,429,939	$2,146,129	$1,341,205	$1,450,309
PV of expected future net premiums	627,206	400,180	409,551	631,366	396,741	425,277
PV of expected future policy benefits	1,561,839	880,879	923,148	1,576,325	896,137	985,214

American Income
PV of expected future gross premiums	$1,787,907	$998,307	$1,035,471	$1,734,015	$969,006	$1,043,861
PV of expected future net premiums	360,163	201,709	201,844	328,892	186,298	193,536
PV of expected future policy benefits	640,722	315,087	328,579	605,818	295,571	321,968

Direct to Consumer
PV of expected future gross premiums	$174,681	$114,216	$118,015	$203,964	$129,704	$140,200
PV of expected future net premiums	133,047	86,840	89,674	149,366	94,752	102,433
PV of expected future policy benefits	125,192	83,188	85,856	143,327	92,143	99,484

Total
PV of expected future gross premiums	$17,641,118	$10,737,896	$10,603,159	$17,065,883	$10,400,797	$10,669,395
PV of expected future net premiums	8,832,988	5,445,595	5,346,643	8,796,516	5,407,239	5,510,459
PV of expected future policy benefits	13,787,914	7,832,089	7,621,433	13,570,173	7,711,123	7,822,239

As of June 30, 2023 for the health segment using current discount rates, the Company anticipates $10.6 billion of expected future gross premiums and $5.3 billion of expected future net premiums. As of June 30, 2022 using current discount rates, the Company anticipated $10.7 billion of expected future gross premiums and $5.5 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances as of June 30, 2023 and 2022:

	Policyholders' Account Balances
	2023			2022
	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
Balance at January 1,	$739,105	$954,318	$123,234	$745,335	$1,033,525	$99,468
Issuances	—	371	—	—	693	—
Premiums received	11,664	8,104	68,409	12,387	14,074	3,892
Policy charges	(6,516)	—	—	(6,874)	—	—
Surrenders and withdrawals	(10,622)	(87,271)	(6,324)	(10,753)	(26,116)	(5,642)
Benefit payments	(15,495)	(37,412)	—	(18,361)	(23,452)	—
Interest credited	14,191	14,745	3,339	14,365	16,590	2,258
Other	4,593	209	(785)	6,194	490	258
Balance at June 30,	$736,920	$853,064	$187,873	$742,293	$1,015,804	$100,234

	Policyholders' Account Balances
	2023			2022
	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
Balance at April 1,	$737,900	$907,797	$142,686	$744,244	$1,027,087	$100,124
Issuances	—	169	—	—	353	—
Premiums received	5,634	3,328	46,747	6,090	5,858	1,848
Policy charges	(3,197)	—	—	(3,400)	—	—
Surrenders and withdrawals	(5,238)	(43,738)	(3,021)	(5,473)	(14,243)	(2,837)
Benefit payments	(7,651)	(21,628)	—	(9,362)	(11,379)	—
Interest credited	7,056	7,185	2,101	7,195	8,300	1,133
Other	2,416	(49)	(640)	2,999	(172)	(34)
Balance at June 30,	$736,920	$853,064	$187,873	$742,293	$1,015,804	$100,234

Weighted-average credit rate	3.88%	3.30%	5.18%	3.93%	3.29%	4.60%
Net amount at risk	$1,819,695	N/A	N/A	$1,924,662	N/A	N/A
Cash surrender value	675,044	853,064	187,872	691,193	1,015,786	100,234

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policy holders and the respective guaranteed minimums:

	At June 30, 2023
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$2,076	$88,301
3.00%-3.99%	29,014	647,355	4,025
4.00%-4.99%	618,071	203,633	8,587
Greater than 5.00%	89,835	—	38,594
Total	736,920	853,064	139,507
51-150 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	48,366
Greater than 5.00%	—	—	—
Total	—	—	48,366
Grand Total	$736,920	$853,064	$187,873

	At June 30, 2022
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$2,168	$—
3.00%-3.99%	28,699	801,318	2,937
4.00%-4.99%	624,330	212,318	58,981
Greater than 5.00%	89,264	—	38,316
Total	$742,293	$1,015,804	$100,234
51-150 basis points above
Less than 3.00%	$—	$—	$—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$742,293	$1,015,804	$100,234

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three and six month periods ended June 30, 2023 and 2022:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$1,960,254	$1,583,695	$566,419	$301,647	$4,412,015
Capitalizations	230,021	93,657	42,814	7,018	373,510
Amortization expense	(68,264)	(46,618)	(22,335)	(8,393)	(145,610)
Foreign exchange adjustment	(5,240)	—	—	—	(5,240)
Experience adjustment	—	—	—	—	—
Balance at June 30, 2022	$2,116,771	$1,630,734	$586,898	$300,272	$4,634,675

Balance at January 1, 2023	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291
Capitalizations	234,172	87,389	50,649	6,767	378,977
Amortization expense	(77,742)	(49,605)	(25,163)	(8,252)	(160,762)
Foreign exchange adjustment	2,759	—	—	—	2,759
Experience adjustment	—	—	—	—	—
Balance at June 30, 2023	$2,417,480	$1,714,715	$636,209	$296,861	$5,065,265

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2022	$2,042,907	$1,608,739	$575,838	$300,936	$4,528,420
Capitalizations	115,593	45,441	22,349	3,531	186,914
Amortization expense	(34,751)	(23,446)	(11,289)	(4,195)	(73,681)
Foreign exchange adjustment	(6,978)	—	—	—	(6,978)
Experience adjustment	—	—	—	—	—
Balance at June 30, 2022	$2,116,771	$1,630,734	$586,898	$300,272	$4,634,675

Balance at April 1, 2023	$2,332,600	$1,699,588	$622,532	$297,542	$4,952,262
Capitalizations	118,777	39,979	26,428	3,446	188,630
Amortization expense	(39,443)	(24,852)	(12,751)	(4,127)	(81,173)
Foreign exchange adjustment	5,546	—	—	—	5,546
Experience adjustment	—	—	—	—	—
Balance at June 30, 2023	$2,417,480	$1,714,715	$636,209	$296,861	$5,065,265

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$81,140	$388,967	$127,537	$49,406	$2,032	$649,082
Capitalizations	1,068	25,430	8,736	6,345	2	41,581
Amortization expense	(3,034)	(12,675)	(6,681)	(1,687)	(89)	(24,166)
Foreign exchange adjustment	—	—	—	(288)	—	(288)
Experience adjustment	—	—	—	—	—	—
Balance at June 30, 2022	$79,174	$401,722	$129,592	$53,776	$1,945	$666,209

Balance at January 1, 2023	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763
Capitalizations	996	30,591	9,734	6,320	—	47,641
Amortization expense	(3,041)	(13,200)	(6,554)	(1,903)	(94)	(24,792)
Foreign exchange adjustment	—	—	—	57	—	57
Experience adjustment	—	—	—	—	—	—
Balance at June 30, 2023	$75,349	$433,999	$136,276	$62,285	$1,760	$709,669

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2022	$80,204	$394,925	$128,338	$51,820	$1,988	$657,275
Capitalizations	488	13,067	4,615	3,190	2	21,362
Amortization expense	(1,518)	(6,270)	(3,361)	(858)	(45)	(12,052)
Foreign exchange adjustment	—	—	—	(376)	—	(376)
Experience adjustment	—	—	—	—	—	—
Balance at June 30, 2022	$79,174	$401,722	$129,592	$53,776	$1,945	$666,209

Balance at April 1, 2023	$76,388	$425,145	$134,728	$59,890	$1,807	$697,958
Capitalizations	489	15,494	4,852	3,177	—	24,012
Amortization expense	(1,528)	(6,640)	(3,304)	(965)	(47)	(12,484)
Foreign exchange adjustment	—	—	—	183	—	183
Experience adjustment	—	—	—	—	—	—
Balance at June 30, 2023	$75,349	$433,999	$136,276	$62,285	$1,760	$709,669

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Consolidated Balance Sheets as of June 30, 2023:

	June 30,
	2023	2022
Life
American Income	$2,417,480	$2,116,771
Direct to Consumer	1,714,715	1,630,734
Liberty National	636,209	586,898
Other	296,861	300,272
Total DAC - Life	5,065,265	4,634,675

Health
United American	75,349	79,174
Family Heritage	433,999	401,722
Liberty National	136,276	129,592
American Income	62,285	53,776
Direct to Consumer	1,760	1,945
Total DAC - Health	709,669	666,209

Annuity	3,798	5,536
Total	$5,778,732	$5,306,420

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	June 30, 2023	December 31, 2022

Balance at beginning of period	$182,202	$171,109
Incurred related to:
Current year	346,586	676,190
Prior year	(3,905)	(15,631)
Total incurred	342,681	660,559
Paid related to:
Current year	216,609	517,856
Prior year	123,512	131,610
Total paid	340,121	649,466
Balance at end of period	$184,762	$182,202

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	June 30, 2023	December 31, 2022

Policy claims and other benefits payable:
Life insurance	$326,167	$325,017
Health insurance	184,762	182,202
Total	$510,929	$507,219

        GL Q2 2023 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at June 30, 2023 and December 31, 2022.

Pension Assets by Component at June 30, 2023

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Corporate bonds:
Financial	$—	$14,975	$—	$14,975	3
Utilities	—	2,964	—	2,964	1
Energy	—	2,314	—	2,314	—
Other corporates	—	12,196	—	12,196	2
Total corporate bonds	—	32,449	—	32,449	6
Exchange traded fund(1)	300,647	—	—	300,647	56
U.S. Government and Agency	—	128,725	—	128,725	24
Other bonds	—	6	—	6	—
Guaranteed annuity contract(2)	—	43,112	—	43,112	8
Short-term investments	14,695	—	—	14,695	3
Other	5,021	—	—	5,021	1
	$320,363	$204,292	$—	524,655	98
Other long-term investments(3)				12,952	2
Total pension assets				$537,607	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns less than 1% of the investment fund. As of June 30, 2023, the expected term of the investment fund is approximately 2 years and the commitment of the investment is fully funded. The investment is non-redeemable.

        GL Q2 2023 FORM 10-Q

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

SERP: The following table includes information regarding the SERP.

	Six Months Ended June 30,
	2023	2022
Premiums paid for insurance coverage	$443	$443

	June 30, 2023	December 31, 2022
Total investments:
Company owned life insurance	$54,458	$54,681
Exchange traded funds	79,467	71,258
	$133,925	$125,939

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Pension Plans	$534,621	$492,103
SERP	70,883	70,464
Pension benefit obligation	$605,504	$562,567

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the Pension Plans and SERP by expense components for the three and six month periods ended June 30, 2023 and 2022.
Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$5,390	$8,656	$10,782	$17,311
Interest cost	7,834	6,121	15,668	12,244
Expected return on assets	(9,656)	(8,885)	(19,312)	(17,770)
Amortization:
Prior service cost	269	158	538	316
Actuarial (gain) loss	(52)	3,208	(104)	6,417
Net periodic benefit cost	$3,785	$9,258	$7,572	$18,518

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	95,330,416	98,222,993	95,856,391	98,745,402
Weighted average dilutive options outstanding	921,019	717,686	1,228,920	841,940
Diluted weighted average shares outstanding	96,251,435	98,940,679	97,085,311	99,587,342

Antidilutive shares	492,970	3,882,884	351,343	2,232,662

Antidilutive shares are excluded from the calculation of diluted earnings per share.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

On May 11, 2023, Globe Life issued a $170 million term loan with an 18-month term and a variable interest rate. The proceeds from the term loan were used to retire the $166 million 7.875% Senior Notes, which matured on May 15, 2023, as well as for other corporate purposes.

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				June 30, 2023				December 31, 2022
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	5/27/1993	5/15/2023	7.875%	$—	$—	$—	$—	$165,500
Senior notes	9/27/2018	9/15/2028	4.550%	550,000	(4,058)	545,942	531,146	545,601
Senior notes	8/21/2020	8/15/2030	2.150%	400,000	(3,555)	396,445	315,536	396,219
Senior notes(1)	5/19/2022	6/15/2032	4.800%	250,000	(4,317)	245,683	239,521	245,493
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,582)	123,418	122,104	123,410
Junior subordinated debentures	6/14/2021	6/15/2061	4.250%	325,000	(7,732)	317,268	255,580	317,229
Term loan(2)	5/11/2023	11/11/2024	6.200%	170,000	(639)	169,361	169,361	—
				1,820,000	(21,883)	1,798,117	1,633,248	1,793,452
Less current maturity of long-term debt				—	—	—	—	165,500
Total long-term debt				1,820,000	(21,883)	1,798,117	1,633,248	1,627,952

Current maturity of long-term debt				—	—	—	—	165,500
Commercial paper				260,000	(1,768)	258,232	258,232	283,603
Total short-term debt				260,000	(1,768)	258,232	258,232	449,103

Total debt				$2,080,000	$(23,651)	$2,056,349	$1,891,480	$2,077,055
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)Interest calculated quarterly using Secured Overnight Financing Rate (SOFR) plus 135 basis points.

The commercial paper has the highest priority of all unsecured debt, followed by senior notes then junior subordinated debentures. The senior notes are callable under a make-whole provision, and the junior subordinated debentures are subject to an optional redemption five years from issuance. Interest on the 4.25% junior subordinated debentures is payable quarterly while all other long-term debt is payable semi-annually.

Federal Home Loan Bank (FHLB): FHLB membership provides our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life owns $16.5 million in FHLB common stock as of June 30, 2023 and $14.3 million as of December 31, 2022. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at Globe Life. As of June 30, 2023, Globe Life's maximum borrowing capacity under the FHLB facility was approximately $655 million, based on pledged assets with a fair value of $902 million. As of June 30, 2023, $88 million in funding agreements were outstanding with the FHLB, compared to $23 million as of December 31, 2022. This amount is included in "Other policyholders' funds" on the Consolidated Balance Sheets. The Company had no short-term borrowings from the FHLB as of June 30, 2023, and December 31, 2022.

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

Life insurance products marketed by Globe Life include traditional whole life and term life insurance. An immaterial amount of annuities sold as companion products are included in the life segment. Health insurance products are generally guaranteed renewable and include Medicare Supplement, cancer, critical illness, accident, and limited-benefit supplemental hospital and surgical coverage. Annuities include fixed-benefit contracts.

The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	Three Months Ended June 30, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$394,620	51	$29,527	9	$—	—	$424,147	38
Direct to Consumer	248,607	32	17,175	5	—	—	265,782	24
Liberty National	86,634	11	46,903	14	—	—	133,537	12
United American	1,849	—	137,453	42	—	—	139,302	13
Family Heritage	1,513	—	98,129	30	—	—	99,642	9
Other	48,510	6	—	—	—	—	48,510	4
	$781,733	100	$329,187	100	$—	—	$1,110,920	100

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Premium Income by Distribution Channel

	Three Months Ended June 30, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$375,748	50	$29,411	9	$—	—	$405,159	38
Direct to Consumer	247,264	33	17,848	6	—	—	265,112	25
Liberty National	81,316	11	46,846	15	—	—	128,162	12
United American	2,003	—	135,444	42	—	—	137,447	13
Family Heritage	1,373	—	90,758	28	—	—	92,131	8
Other	49,188	6	—	—	—	—	49,188	4
	$756,892	100	$320,307	100	$—	—	$1,077,199	100

	Six Months Ended June 30, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$782,132	51	$59,121	9	$—	—	$841,253	38
Direct to Consumer	496,274	32	34,423	5	—	—	530,697	24
Liberty National	171,837	11	93,875	14	—	—	265,712	12
United American	3,731	—	270,060	42	—	—	273,791	12
Family Heritage	2,993	—	194,201	30	—	—	197,194	9
Other	97,363	6	—	—	—	—	97,363	5
	$1,554,330	100	$651,680	100	$—	—	$2,206,010	100

	Six Months Ended June 30, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$745,854	49	$58,177	9	$—	—	$804,031	37
Direct to Consumer	492,996	33	35,776	6	—	—	528,772	25
Liberty National	161,876	11	94,606	15	—	—	256,482	12
United American	4,077	—	267,134	42	—	—	271,211	13
Family Heritage	2,732	—	180,298	28	—	—	183,030	8
Other	98,485	7	—	—	—	—	98,485	5
	$1,506,020	100	$635,991	100	$—	—	$2,142,011	100

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

        GL Q2 2023 FORM 10-Q

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

Management removes items that are related to prior periods when evaluating the operating results of current periods. Management also removes non-operating items unrelated to the Company's core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results because accounting guidance requires that operating segment results be presented as management views its business. With the exception of administrative settlements, all of these items are included in “Other operating expense” in the Condensed Consolidated Statements of Operations for the appropriate year. See additional detail below in the tables.

        GL Q2 2023 FORM 10-Q

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

	Three Months Ended June 30, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments	Consolidated
Revenue:
Premium	$781,733	$329,187	$—	$—	$—	$—	$1,110,920
Net investment income	—	—	—	261,244	—	—	261,244
Other income	—	—	—	—	85	—	85
Total revenue	781,733	329,187	—	261,244	85	—	1,372,249
Expenses:
Policy benefits	512,664	195,924	7,107	1,815	—	—	717,510
Required interest on reserves	(191,781)	(26,548)	(9,715)	228,044	—	—	—
Amortization of acquisition costs	81,173	12,484	423	—	—	—	94,080
Commissions, premium taxes, and non-deferred acquisition costs	83,547	54,908	4	—	—	—	138,459
Insurance administrative expense(1)	—	—	—	—	75,459		75,459
Parent expense	—	—	—	—	3,088	—	3,088
Stock-based compensation expense	—	—	—	—	7,486	—	7,486
Interest expense	—	—	—	—	25,818	—	25,818
Total expenses	485,603	236,768	(2,181)	229,859	111,851	—	1,061,900
Subtotal	296,130	92,419	2,181	31,385	(111,766)	—	310,349
Non-operating items	—	—	—	—	—		—
Measure of segment profitability (pretax)	$296,130	$92,419	$2,181	$31,385	$(111,766)	$—	310,349

Realized gain (loss)—investments							(45,843)
Income before income taxes per Condensed Consolidated Statements of Operations							$264,506
(1)Administrative expense is not allocated to insurance segments.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$756,892	$320,307	$—	$—	$—	$—		$1,077,199
Net investment income	—	—	—	244,712	—	—		244,712
Other income	—	—	—	—	299	—		299
Total revenue	756,892	320,307	—	244,712	299	—		1,322,210
Expenses:
Policy obligations	492,364	190,075	7,922	1,070	—	—		691,431
Required interest on reserves	(182,756)	(25,460)	(11,361)	219,577	—	—		—
Amortization of acquisition costs	73,681	12,052	452	—	—	—		86,185
Commissions, premium taxes, and non-deferred acquisition costs	74,478	51,729	6	—	—	—		126,213
Insurance administrative expense(1)	—	—	—	—	73,700	4,985	(2)	78,685
Parent expense	—	—	—	—	2,893	(368)	(2)	2,525
Stock-based compensation expense	—	—	—	—	8,448	—		8,448
Interest expense	—	—	—	—	21,828	—		21,828
Total expenses	457,767	228,396	(2,981)	220,647	106,869	4,617		1,015,315
Subtotal	299,125	91,911	2,981	24,065	(106,570)	(4,617)		306,895
Non-operating items	—	—	—	—	—	4,617	(2)	4,617
Measure of segment profitability (pretax)	$299,125	$91,911	$2,981	$24,065	$(106,570)	$—		311,512

Realized gain (loss)—investments								(30,446)
Non-operating expenses								(4,617)
Income before income taxes per Condensed Consolidated Statements of Operations								$276,449
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

        GL Q2 2023 FORM 10-Q

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

	Six Months Ended June 30, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments	Consolidated
Revenue:
Premium	$1,554,330	$651,680	$—	$—	$—	$—	$2,206,010
Net investment income	—	—	—	518,349	—	—	518,349
Other income	—	—	—	—	135	—	135
Total revenue	1,554,330	651,680	—	518,349	135	—	2,724,494
Expenses:
Policy obligations	1,020,641	386,886	14,648	3,262	—	—	1,425,437
Required interest on reserves	(381,602)	(52,871)	(19,974)	454,447	—	—	—
Amortization of acquisition costs	160,762	24,792	848	—	—	—	186,402
Commissions, premium taxes, and non-deferred acquisition costs	167,125	109,122	9	—	—	—	276,256
Insurance administrative expense(1)	—	—	—	—	149,366		149,366
Parent expense	—	—	—	—	5,673		5,673
Stock-based compensation expense	—	—	—	—	15,165	—	15,165
Interest expense	—	—	—	—	50,685	—	50,685
Total expenses	966,926	467,929	(4,469)	457,709	220,889	—	2,108,984
Subtotal	587,404	183,751	4,469	60,640	(220,754)	—	615,510
Non-operating items	—	—	—	—	—	—	—
Measure of segment profitability (pretax)	$587,404	$183,751	$4,469	$60,640	$(220,754)	$—	615,510

Realized gain (loss)—investments							(76,770)
Income before income taxes per Consolidated Statements of Operations							$538,740
(1)Administrative expense is not allocated to insurance segments.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,506,020	$635,991	$—	$—	$—	$—		$2,142,011
Net investment income	—	—	—	489,606	—	—		489,606
Other income	—	—	—	—	463	—		463
Total revenue	1,506,020	635,991	—	489,606	463	—		2,632,080
Expenses:
Policy obligations	987,793	379,093	16,564	2,130	—	—		1,385,580
Required interest on reserves	(364,128)	(50,730)	(22,728)	437,586	—	—		—
Amortization of acquisition costs	145,610	24,166	905	—	—	—		170,681
Commissions, premium taxes, and non-deferred acquisition costs	148,026	103,681	15	—	—	—		251,722
Insurance administrative expense(1)	—	—	—	—	146,265	5,097	(2)	151,362
Parent expense	—	—	—	—	5,533	(368)	(2)	5,165
Stock-based compensation expense	—	—	—	—	17,483	—		17,483
Interest expense	—	—	—	—	41,772	—		41,772
Total expenses	917,301	456,210	(5,244)	439,716	211,053	4,729		2,023,765
Subtotal	588,719	179,781	5,244	49,890	(210,590)	(4,729)		608,315
Non-operating items	—	—	—	—	—	4,729	(2)	4,729
Measure of segment profitability (pretax)	$588,719	$179,781	$5,244	$49,890	$(210,590)	$—		613,044

Realized gain (loss)—investments								(37,690)
Non-operating expenses								(4,729)
Income before income taxes per Consolidated Statements of Operations								$570,625
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

        GL Q2 2023 FORM 10-Q

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

Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control, including uncertainties related to the impact of the recent pandemic and associated direct and indirect effects on our business operations, financial results, and financial condition. If these estimates or assumptions prove to be incorrect, the actual results of Globe Life may differ materially from the forward-looking statements made on the basis of such estimates or assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, which may be national in scope, related to the insurance industry generally, or applicable to the Company specifically. Such events or developments could include, but are not necessarily limited to:
1.Economic and other conditions, including the impact of inflation, geopolitical events, and the recent pandemic on the U.S. economy, leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Globe Life's assumptions;
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
5.General economic, industry sector or individual debt issuers’ financial conditions (including developments and volatility arising from geopolitical events, particularly in certain industries that may comprise part of our investment portfolio) that may affect the current market value of securities we own, or that may impair an issuer’s ability to make principal and/or interest payments due on those securities;
6.Changes in the competitiveness of the Company's products and pricing;
7.Litigation results;
8.Levels of administrative and operational efficiencies that differ from our assumptions (including any reduction in efficiencies resulting from increased costs arising from the impact of higher than anticipated inflation);
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

        GL Q2 2023 FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The following management discussion will only include comparison to prior year.

The results included herein reflect the adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Globe Life Inc. implemented the standard on January 1, 2023 using the modified retrospective transition method at adoption. As a result of this election, the prior year figures have been retrospectively adjusted as of January 1, 2021 with significant impacts to Shareholders' Equity, underwriting margins, and net operating income. While the impacts of the new accounting guidance is significant, we do not consider it a fundamental change to the overall business.

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

        GL Q2 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2023 with 2022.
•Net income as a return on equity (ROE) for the six months ended June 30, 2023 was 22.4% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 14.6%.
•Total premium increased 3% over the same period in the prior year. Life premium increased 3% for the period from $1.5 billion in 2022 to $1.6 billion in 2023.
•Net investment income increased 6% over the same period in the prior year.
•Total net sales increased 4% over the same period in the prior year from $366 million in 2022 to $379 million in 2023. The average producing agent count across all of the exclusive agencies increased 9% over the prior year.
•Book value per share increased 26% over the same period in the prior year from $32.78 to $41.44. Book value per share, excluding accumulated other comprehensive income(1), increased 10% over the prior year from $65.64 in 2022 to $72.09 in 2023.
•For the six months ended June 30, 2023, the Company repurchased 2.0 million shares of Globe Life Inc. common stock at a total cost of $219 million for an average share price of $111.94.
•The combined average agent count for the three exclusive agencies surpassed 15,000 for the first time.
The following graphs represent net income and net operating income for the six month periods ended June 30, 2023 and 2022.

Net Income
(Dollar amounts in thousands)
$500,000
$250,000
$0
$461,457
$438,870
2022
2023

Net Operating Income
(Dollar amounts in thousands)
$500,000
$250,000
$0
$494,968
$499,518
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
Net operating income as an ROE, excluding accumulated other comprehensive income (AOCI), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI, net of tax, is $(2.9) billion and $(3.2) billion for the six months ended June 30, 2023 and 2022, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(30.65) and $(32.86) for the six months ended June 30, 2023 and 2022, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q2 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income declined 5% to $439 million during the six months ended June 30, 2023, compared with $461 million in the same period in 2022. This decrease was attributed to $61 million of after-tax realized losses on investments in the current period, as compared to $30 million of after tax realized losses on investments in the year-ago period. See further discussion under the caption Investments. On a diluted per common share basis, net income per common share for the six months ended June 30, 2023 declined 2% from $4.63 to $4.52.

Net operating income increased 1% to $500 million for the six months ended June 30, 2023, compared with $495 million for the same period in 2022, primarily due to a 22% increase in excess investment income as well as a 2% increase in health underwriting margin, offset by a 21% increase in interest on debt. On a diluted per common share basis, net operating income per common share for the six months ended June 30, 2023 increased from $4.97 to $5.15, a 4% increase. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income in 2022 was affected by certain significant and unusual non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

Insurance reserve liabilities are determined each reporting period based on the net level premium method. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date, and expected future experience based on future cash-flow assumptions. The Company regularly reviews its cash flow assumptions (mortality, morbidity, lapses, and persistency) used to calculate the change in the liability for future policy benefits and updates those cash flow assumptions as necessary annually in the third quarter, or more frequently if suggested by experience. The policy liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience in the form of remeasurement gains and losses during the period. We did update our cash flow assumptions in the third quarter of 2022 which impacts the reserve development and comparisons between the six months ended June 30, 2023 and 2022 given the timing of the cash-flow assumption update and its impact on the recomputed net premiums for subsequent periods.

The Company continues to see positive signs in its core operations, including strong sales and premium growth, favorable persistency, and a strong ROE, excluding accumulated other comprehensive income.

        GL Q2 2023 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022	Change	%
Life insurance underwriting margin	$587,404	$588,719	$(1,315)	—
Health insurance underwriting margin	183,751	179,781	3,970	2
Annuity underwriting margin	4,469	5,244	(775)	(15)
Excess investment income	60,640	49,890	10,750	22
Other insurance:
Other income	135	463	(328)	(71)
Administrative expense	(149,366)	(146,265)	(3,101)	2
Corporate and other	(71,523)	(64,788)	(6,735)	10
Pre-tax total	615,510	613,044	2,466	—
Applicable taxes	(115,992)	(118,076)	2,084	(2)
Net operating income	499,518	494,968	4,550	1
Reconciling items, net of tax:
Realized gain (loss)—investments	(60,648)	(29,775)	(30,873)
Non-operating expenses	—	(3,736)	3,736
Net income	$438,870	$461,457	$(22,587)	(5)

The results for the first six months of 2023 are impacted, as previously noted, by the reserve development and assumption changes in the third quarter of 2022, which are affecting the comparability of the first six months of 2023 to the first six months of 2022. The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin decreased slightly compared with the prior year six-month period. The health segment contributed to the growth in net operating income, contributing $184 million of underwriting margin in the first six months of 2023 compared with $180 million in the first six months of 2022, an increase of 2%.

        GL Q2 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2023, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the six months ended June 30, 2023.

Total premium income rose 3% for the six months ended June 30, 2023 to $2.2 billion. Total net sales increased 4% to $379 million, when compared with 2022. Total first-year collected premium (defined in the following section) increased 1% to $297 million for 2023 compared to $293 million in 2022.

Life insurance premium income increased 3% to $1.6 billion over the prior-year total of $1.5 billion. Life net sales increased slightly to $280 million for the first six months of 2023. First-year collected life premium declined 2% to $208 million. Life underwriting margin, as a percent of premium, declined to 38% in 2023 from 39%. Underwriting margin decreased slightly to $587 million in 2023, compared to $589 million for the same period in 2022.

Health insurance premium income increased 2% to $652 million over the prior-year total of $636 million. Health net sales rose 15% to $99 million for the first six months of 2023. First-year collected health premium rose 9% to $89 million. Health underwriting margin, as a percent of premium, was 28% in 2023 and 2022. Health underwriting margin increased to $184 million for the first six months of 2023, 2% over the same period in 2022.

Excess investment income, the measure of profitability of our investment segment, increased during the first six months of 2023 to $60.6 million from $49.9 million in the same period in 2022. Excess investment income per common share, reflecting the impact of our share repurchase program and increased net investment income, increased 24% to $0.62 from $0.50 when compared with the same period in 2022.

Insurance administrative expenses increased 2% in 2023 when compared with the prior-year period. These expenses were 6.8% as a percent of premium during 2023 and 2022.

For the six months ended June 30, 2023, the Company repurchased 2.0 million Globe Life Inc. shares at a total cost of $219 million for an average share price of $111.94.

        GL Q2 2023 FORM 10-Q

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

        GL Q2 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2023, life premium represented 70% of total premium and life underwriting margin represented 76% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,554,330	100	$1,506,020	100	$48,310	3

Policy obligations	1,020,641	66	987,793	65	32,848	3
Required interest on reserves	(381,602)	(25)	(364,128)	(24)	(17,474)	5
Net policy obligations	639,039	41	623,665	41	15,374	2
Commissions, premium taxes, and non-deferred acquisition expenses	167,125	11	148,026	10	19,099	13
Amortization of acquisition costs	160,762	10	145,610	10	15,152	10
Total expense	966,926	62	917,301	61	49,625	5
Insurance underwriting margin	$587,404	38	$588,719	39	$(1,315)	—

Net policy obligations amounted to 41% of premium for the six months ended June 30, 2023 and 2022.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$782,132	50	$745,854	49	$36,278	5
Direct to Consumer	496,274	32	492,996	33	3,278	1
Liberty National	171,837	11	161,876	11	9,961	6
Other	104,087	7	105,294	7	(1,207)	(1)
Total	$1,554,330	100	$1,506,020	100	$48,310	3

Annualized life premium in force was $3.14 billion at June 30, 2023, an increase of 4% over $3.02 billion a year earlier.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$165,269	59	$170,514	61	$(5,245)	(3)
Direct to Consumer	64,096	23	66,529	24	(2,433)	(4)
Liberty National	45,248	16	36,625	13	8,623	24
Other	5,044	2	4,955	2	89	2
Total	$279,657	100	$278,623	100	$1,034	—

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$129,907	62	$131,908	63	$(2,001)	(2)
Direct to Consumer	40,835	20	46,656	22	(5,821)	(12)
Liberty National	32,423	16	28,001	13	4,422	16
Other	4,381	2	4,731	2	(350)	(7)
Total	$207,546	100	$211,296	100	$(3,750)	(2)

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and continues to diversify its lead sources by building relationships with other affinity groups, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 50% of the Company's June 30, 2023 total life premium. Net sales declined 3% to $165 million during the first six months of 2023, compared with $171 million during the same period in 2022. The comparison to prior year sales is challenging due to the strong sales growth a year ago. Life sales for the first six months of 2022 grew 19% over the same period in 2021. The underwriting margin, as a percent of premium, was 45% for the six months ended June 30, 2023, down from 47% in the year-ago period due to higher acquisition costs.

Below is the average producing agent count at the end of the period for the American Income Life Division. The average producing agent count is based on the actual count at the end of each week during the year. The average producing agent count increased 6% over the year-ago period. The increase in average producing agent count was driven by an increase in new agent recruiting. Sales growth in this division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

	At June 30,		Change
	2023	2022	Amount	%
American Income	10,101	9,528	573	6

        GL Q2 2023 FORM 10-Q

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

The Direct to Consumer Division (DTC) offers adult and juvenile life insurance through a variety of marketing approaches, including direct mailings, insert media, and electronic media. In recent years, production from electronic media, which is comprised of sales through both the internet and inbound phone calls to our call center, has grown faster than direct mail response, as customer preferences focused marketing activity to internet and mobile technology. The proportion of sales from the internet and inbound phone calls continue to outpace the activity from the direct mailings, but all three channels continue to work in an omnichannel approach. The different media channels support and complement one another in the division's efforts to reach the consumer. The DTC's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates.

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

DTC net sales declined 4% to $64 million for the six months ended June 30, 2023 compared with $67 million for the same period in the prior year. This decline is due primarily to reductions in direct mail and mailing insert marketing activity resulting from the impact of inflation on postage and paper costs. While total sales have declined, we continue to see growth in our electronic sales. Since 2019, electronic sales have grown at an approximate 6% compound annual growth rate. DTC’s underwriting margin, as a percent of premium, was 23% for the six months ended June 30, 2023 compared with 24% for the same period in 2022.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 33% for the six months ended June 30, 2023, down from 34% during the same period a year ago. The decrease is primarily attributable to higher acquisition costs in relation to premium during the six months ended June 30, 2023 compared with the same period a year ago.

Net sales rose 24% in the six months ended June 30, 2023 over the same period in 2022. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company continues to project total life net sales to increase for the remainder of 2023 as compared to the prior year.

Below is the average producing agent count at the end of the period for the Liberty National Division.

	At June 30,		Change
	2023	2022	Amount	%
Liberty National	3,096	2,685	411	15

The Liberty National Division average producing agent count increased significantly compared with the prior-year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. In addition to the aforementioned geographic expansion, we have also started a campaign of market expansion to increase our agency presence in cities where we currently have offices, but not significant enough to properly serve the community, region, area and city. These tend to be larger geographic cities which will help create long-term sustainable agency growth. Additionally, the agency continues to help improve the ability of agents to

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

develop new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, help the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the division continues to gain momentum in its sales and recruiting initiatives, as well as advances in its technology and CRM platform, the agency anticipates continued growth in recruiting activity and average producing agent count.

The other distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The other distribution channels contributed $104 million of life premium income, or 7% of Globe Life's total life premium income in the six months ended June 30, 2023, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart, and intensive care coverage.

Health premium accounted for 30% of our total premium in 2023, while the health underwriting margin accounted for 24% of total underwriting margin. Health underwriting margin increased 2% to $184 million primarily due to higher premium growth. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$651,680	100	$635,991	100	$15,689	2

Policy obligations	386,886	59	379,093	60	7,793	2
Required interest on reserves	(52,871)	(8)	(50,730)	(8)	(2,141)	4
Net policy obligations	334,015	51	328,363	52	5,652	2
Commissions, premium taxes, and non-deferred acquisition expenses	109,122	17	103,681	16	5,441	5
Amortization of acquisition costs	24,792	4	24,166	4	626	3
Total expense	467,929	72	456,210	72	11,719	3
Insurance underwriting margin	$183,751	28	$179,781	28	$3,970	2

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$270,060	42	$267,134	42	$2,926	1
Family Heritage	194,201	30	180,298	28	13,903	8
Liberty National	93,875	14	94,606	15	(731)	(1)
American Income	59,121	9	58,177	9	944	2
Direct to Consumer	34,423	5	35,776	6	(1,353)	(4)
Total	$651,680	100	$635,991	100	$15,689	2

Premium related to limited-benefit plans comprise $366 million, or 56%, of the total health premiums for 2023 compared with $348 million, or 55%, in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $286 million, or 44%, for 2023 compared with $288 million, or 45%, in the same period in the prior year.

Annualized health premium in force was $1.34 billion at June 30, 2023, an increase of 3% over $1.30 billion a year earlier.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$28,313	29	$25,347	29	$2,966	12
Family Heritage	45,553	46	38,007	44	7,546	20
Liberty National	15,154	15	13,037	15	2,117	16
American Income	9,216	9	9,428	11	(212)	(2)
Direct to Consumer	1,257	1	1,063	1	194	18
Total	$99,493	100	$86,882	100	$12,611	15

Health net sales related to limited-benefit plans comprise $77 million, or 78%, of the total health net sales for 2023 compared with $64 million, or 73%, in the same period in the prior year. Medicare Supplement sales make up the remaining $22 million, or 22%, for 2023 compared with $23 million, or 27%, in the same period in the prior year.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$31,585	36	$31,003	38	$582	2
Family Heritage	35,030	39	29,596	36	5,434	18
Liberty National	12,414	14	11,126	13	1,288	12
American Income	8,371	9	8,711	11	(340)	(4)
Direct to Consumer	1,732	2	1,467	2	265	18
Total	$89,132	100	$81,903	100	$7,229	9

First-year collected premium related to limited-benefit plans comprise $64 million, or 71%, of total first-year collected premium for 2023 compared with $53 million, or 64%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $25 million, or 29%, for 2023 compared with $29 million, or 36%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with sales up 12% from the same period in the prior year period.
This division includes three different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union group through brokers; and
•Globe Life Benefits, which offers group worksite supplemental health insurance through brokers.

While the increase in sales for this division was driven primarily by sales growth at Globe Life Benefits, the majority of the premium revenue comes from Medicare Supplement and Retiree Health business. Underwriting margin as a percent of premium for the division decreased to 10% for the six months ended June 30, 2023 compared to 11% in 2022.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 33% for the six months ended June 30, 2023, up from 31% in the same period last year.
The division experienced a 20% increase in health net sales as compared with the six-month period a year ago, primarily due to an increase in recruiting, as well as improved agent productivity and training. The division will continue to implement incentive programs to further these increases in the number of producing agents.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the Family Heritage Division. The average producing agent count was up 16% compared with the same period a year ago, driven by a significant increase in recruiting during 2022 and 2023.

	At June 30,		Change
	2023	2022	Amount	%
Family Heritage Division	1,322	1,137	185	16
The Liberty National Division represented 14% of all Globe Life health premium income for the six-month period ended June 30, 2023. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer and critical illness insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at Liberty National Division was $94 million for the six months ended June 30, 2023, and $95 million for the same period in 2022. Liberty National's first-year collected premium rose 12% to $12 million in the six months ended June 30, 2023 compared with $11 million for the same period in 2022. Health net sales for the six months ended June 30, 2023 rose 16% from the comparable period in 2022. The drivers of Liberty National's business discussed previously in the life insurance section also apply to the health business. Despite the increase in health sales from the prior year, health premiums were down slightly due to the run off of two older blocks of business that are no longer actively sold.

The Company's other distribution channels, while primarily focused on selling life insurance, also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 14% of health premium for the six months ended June 30, 2023 compared with 15% for the same period in 2022.

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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Net investment income	$518,349	$489,606	$28,743	6
Interest on policy liabilities(1)	(457,709)	(439,716)	(17,993)	4
Excess investment income	$60,640	$49,890	$10,750	22

Excess investment income per diluted share	$0.62	$0.50	$0.12	24

Mean invested assets (at amortized cost)	$20,227,250	$19,540,396	$686,854	4
Average insurance policy liabilities	16,580,338	15,886,941	693,397	4
(1)Interest on policy liabilities is a component of total policyholder benefits, a GAAP measure. The amounts presented for 2022 have been retrospectively adjusted to exclude the interest on deferred acquisition costs due to the LDTI standard and the interest on debt.

Excess investment income increased $10.8 million, or 22%, compared with the year-ago period. Excess investment income per diluted common share was $0.62 for the six months ended June 30, 2023, an increase of 24% over the prior-year period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the six months ended June 30, 2023 was $518 million or 6% greater than the year-ago period. Mean invested assets increased 4% during the first six months of 2023 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.18% in the first six months of 2023, compared with 5.16% a year earlier. Investment income grew at a faster rate than the assets due to new investment yields exceeding the yield on dispositions and the average portfolio yield. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 2% over the next five years and will not have a material impact on net investment income. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the investment funds for the six months ended June 30, 2023 was 6.09%. See additional information in Note 4—Investments. For the full year 2023, we currently anticipate the average new money rate on our fixed maturity acquisitions to be approximately 50 basis points higher than the yield achieved on our 2022 acquisitions. This expected increase in yields should result in the investment income growth rate being similar to the growth of our average fixed maturity assets.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss included in accumulated other comprehensive income (loss) as of June 30, 2023, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

        GL Q2 2023 FORM 10-Q

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

In comparison to the year-ago period, required interest on insurance policy liabilities increased $18 million, or 4%, to $458 million, compared with the 4% growth in average interest-bearing insurance policy liabilities.

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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2023		2022
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(8,544)	$(0.09)	$(34,818)	$(0.35)
Matured or other redemptions(1)	(117)	—	20,699	0.21
Provision for credit losses	(57,281)	(0.59)	306	—
Fair value option—change in fair value	5,598	0.06	(3,469)	(0.03)
Other(2)	(304)	—	(12,493)	(0.13)
Total realized gains (losses)	$(60,648)	$(0.62)	$(29,775)	$(0.30)
(1)During the six months ended June 30, 2023 and 2022, the Company recorded $17.9 million and $1.9 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in no realized gains (losses), net of tax in either period.
(2)Other realized gains (losses) are primarily a result of changes in the fair value of exchange traded funds.
During the six months ended June 30, 2023, it was announced Signature Bank New York and First Republic Bank had entered receivership. As a result, the Company established an allowance for credit losses for each of the holdings, and incurred $57 million in total after-tax credit losses during the period related primarily to the bank defaults. The Company did not incur any credit losses during the six months ended June 30, 2022.

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

        GL Q2 2023 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cost of acquisitions:
Investment-grade corporate securities	$370,711	$329,059
Investment-grade municipal securities	299,280	416,737
Other investment-grade securities	—	5,000
Total fixed maturity acquisitions(1)	$669,991	$750,796

Effective annual yield (one year compounded)(2)	5.79%	4.67%
Average life (in years, to next call)	17.4	13.4
Average life (in years, to maturity)	24.6	26.3
Average rating	A+	A+
(1)Fixed maturity acquisitions included unsettled trades of $47 million in 2023 and $36 million in 2022.
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

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first six months of 2023, we invested primarily in the municipal, financial, and industrial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.18%, up approximately 2 basis points from the yield in the first six months of 2022. Further, as previously noted in the discussion of net investment income, the increase in taxable equivalent effective yield was primarily due to new purchase yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2023, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted, capital-adjusted return.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	June 30, 2023	December 31, 2022	June 30, 2022
Average annual effective yield(1)	5.21%	5.19%	5.16%
Average life, in years, to:
Next call(2)	14.5	14.7	15.1
Maturity(2)	18.3	18.5	18.8
Effective duration to:
Next call(2,3)	8.8	8.8	9.2
Maturity(2,3)	10.4	10.4	10.8
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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2023 and December 31, 2022.

Fixed Maturities by Sector
June 30, 2023
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$107,185	$—	$(14,879)	$92,306	$2,380,058	$40,459	$(203,924)	$2,216,593	13	13
Banks	27,603	82	(186)	27,499	1,307,587	13,545	(104,061)	1,217,071	7	7
Other financial	74,965	—	(24,574)	50,391	1,191,595	5,315	(185,220)	1,011,690	6	6
Total financial	209,753	82	(39,639)	170,196	4,879,240	59,319	(493,205)	4,445,354	26	26
Industrial
Energy	44,688	—	(10,410)	34,278	1,431,789	27,914	(93,599)	1,366,104	8	8
Basic materials	—	—	—	—	1,125,979	16,280	(88,289)	1,053,970	6	6
Consumer, non-cyclical	—	—	—	—	2,148,941	23,040	(197,998)	1,973,983	11	12
Other industrials	25,407	—	(82)	25,325	1,155,297	22,542	(101,003)	1,076,836	6	6
Communications	—	—	—	—	867,819	9,835	(94,640)	783,014	5	5
Transportation	8,403	—	(371)	8,032	532,274	12,489	(31,634)	513,129	3	3
Consumer. cyclical	91,699	—	(13,757)	77,942	568,529	4,364	(69,905)	502,988	3	3
Technology	32,543	871	—	33,414	284,486	1,146	(52,807)	232,825	2	1
Total industrial	202,740	871	(24,620)	178,991	8,115,114	117,610	(729,875)	7,502,849	44	44
Utilities	34,704	527	(2,072)	33,159	1,988,656	41,220	(114,276)	1,915,600	11	11
Total corporates	447,197	1,480	(66,331)	382,346	14,983,010	218,149	(1,337,356)	13,863,803	81	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	929,831	7,436	(151,145)	786,122	5	5
Revenues	—	—	—	—	2,141,786	29,165	(300,177)	1,870,774	11	11
Total states, municipalities, and political divisions	—	—	—	—	3,071,617	36,601	(451,322)	2,656,896	16	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	435,917	37	(46,374)	389,580	2	2
Collateralized debt obligations	37,080	5,225	—	42,305	37,080	5,225	—	42,305	—	—
Other asset-backed securities	12,131	—	(631)	11,500	87,347	2	(6,483)	80,866	1	1
Total fixed maturities	$496,408	$6,705	$(66,962)	$436,151	$18,614,971	$260,014	$(1,841,535)	$17,033,450	100	100

        GL Q2 2023 FORM 10-Q

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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio as of June 30, 2023, representing 81% of amortized cost, net, as well as 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2023, the total fixed maturity portfolio consisted of 986 issuers.

Fixed maturities had a fair value of $17.0 billion at June 30, 2023, compared with $16.5 billion at December 31, 2022. The net unrealized loss position in the fixed-maturity portfolio decreased from $1.8 billion at December 31, 2022 to $1.6 billion at June 30, 2023 due to a decrease in market rates during the period.

For more information about our fixed maturity portfolio by component at June 30, 2023 and December 31, 2022, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by composite quality rating at June 30, 2023 and December 31, 2022, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s available ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse, or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $452 million at amortized cost, net of allowance for credit losses ($411 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At June 30, 2023
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$928,874	5	$843,781	5
AA	2,960,874	16	2,504,456	14
A	5,018,267	27	4,732,377	28
BBB+	3,779,627	20	3,545,355	21
BBB	4,189,260	22	3,831,277	22
BBB-	1,241,661	7	1,140,053	7
Total investment grade	18,118,563	97	16,597,299	97	A-

Below investment grade:
BB	423,849	3	360,162	2
B	30,671	—	28,876	—
Below B	41,888	—	47,113	1
Total below investment grade	496,408	3	436,151	3	BB
	$18,614,971	100	$17,033,450	100

Weighted average composite quality rating					A-

        GL Q2 2023 FORM 10-Q

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
The overall quality rating of the portfolio is A-, the same as of year-end 2022. Fixed maturities rated BBB are 49% of the total portfolio at June 30, 2023, down slightly from 51% as of year-end 2022. While this ratio is high relative to our peers, we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of June 30, 2023. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$542,497	$701,546
Downgrades by rating agencies	107,061	50,178
Upgrades by rating agencies	(32,540)	(95,220)
Dispositions	(49,992)	(75,297)
Provision for credit losses	(72,508)	(31)
Amortization and other	1,890	3,350
Balance at end of period	$496,408	$584,526

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

losses, were 7% of our shareholders’ equity excluding accumulated other comprehensive income as of June 30, 2023. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2023		2022		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$58,961	2.7	$61,808	2.9	$(2,847)	(5)
Other employee costs	18,714	0.8	21,289	1.0	(2,575)	(12)
Information technology costs	32,245	1.5	26,907	1.2	5,338	20
Legal costs	6,716	0.3	7,035	0.3	(319)	(5)
Other administrative costs	32,730	1.5	29,226	1.4	3,504	12
Total insurance administrative expenses	149,366	6.8	146,265	6.8	3,101	2

Parent company expense	5,673		5,533		140
Stock compensation expense	15,165		17,483		(2,318)
Non-operating expenses	—		4,729		(4,729)
Total operating expenses, per Condensed Consolidated Statements of Operations	$170,204		$174,010		$(3,806)	(2)

Total operating expenses for June 30, 2023 decreased compared with the prior year. Insurance administrative expenses increased $3.1 million primarily due to higher information technology costs, information security costs, and other administrative costs offset by a decline in pension-related employee benefit costs. Insurance administrative expenses as a percent of premium were 6.8% for the six months ended June 30, 2023 and 2022.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed with the Board of Directors by management quarterly and reaffirmed by the Board of Directors annually. With no specified authorization amount, management determines the amount of repurchases based on the amount of the excess cash flows after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Since implementing our share repurchase program in 1986, we have used $9.2 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

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
The following chart summarizes share repurchases for the six month periods ended June 30, 2023 and 2022.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2023			2022
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company(1)	1,955	$218,807	$111.94	2,268	$222,785	$98.22
Option exercise proceeds	419	48,255	115.17	397	40,636	102.47
Total	2,374	$267,062	$112.51	2,665	$263,421	$98.85
(1)Excludes excise tax on the repurchase of treasury stock of $2.0 million for the six months ended June 30, 2023.
Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from multiple sources: positive cash flow from operations, a portfolio of marketable securities, a revolving credit facility, commercial paper, and the Federal Home Loan Bank.

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

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

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

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2023	2022	Projected 2023	2022
Liquidity Sources:
Dividends from Subsidiaries	$300,574	$233,936	$460,000—470,000	$407,042
Excess Cash Flows(1)	238,547	174,610	340,000—350,000	278,434
(1)Excess cash flows are reported net of shareholder dividends. For the six months ended June 30, 2023 and 2022, shareholder dividends were $42 million and $40 million, respectively. For the twelve months ended December 31, 2023, we project approximately $84 million in shareholder dividends, compared to the $81 million paid in 2022.

Dividends from subsidiaries and excess cash flows are projected to be higher in 2023 than in 2022 primarily due to lower life obligations and the growth in our underwriting margins, both of which resulted in higher statutory earnings generated by the affiliates. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. At June 30, 2023, the Parent Company had access to $74 million of invested cash, net intercompany receivables, and other liquid assets.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While the Parent Company may request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020. The five-year credit agreement will now mature on September 30, 2026. As of June 30, 2023, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

The following tables present certain information about our commercial paper borrowings.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2023	December 31, 2022	June 30, 2022
Balance of commercial paper at end of period (par value)	$260,000	$285,000	$180,000
Annualized interest rate	5.57%	4.78%	1.73%
Letters of credit outstanding	$115,000	$125,000	$125,000
Remaining amount available under credit line	375,000	340,000	445,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Average balance of commercial paper outstanding during period (par value)	$313,259	$369,468
Daily-weighted average interest rate (annualized)	5.21%	0.69%
Maximum daily amount outstanding during period (par value)	$477,700	$500,529

The Company reduced the commercial paper borrowings by $25 million since year-end. We had no difficulties in accessing the commercial paper market under this facility during the six months ended June 30, 2023 and 2022.

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

Consolidated Liquidity. Consolidated net cash inflows from operations were $804 million in the first six months of 2023, compared with $693 million in the same period of 2022. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale and other long-term investments in the amount of $344 million during the first six months of 2023. As previously noted under the caption Credit Facility, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $146 million at June 30, 2023, compared with $207 million at December 31, 2022. In addition to these liquid assets, $17 billion of fixed income securities are available for sale in the event of an unexpected need. Approximately $525 million, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

        GL Q2 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.8 billion at June 30, 2023 and $1.6 billion at December 31, 2022.

Selected Information about Debt Issues
As of June 30, 2023
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$545,942	$531,146
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	396,445	315,536
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	245,683	239,521
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,418	122,104
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,268	255,580
Term loan(2)	05/11/2023	11/11/2024	6.200%	quarterly	170,000	169,361	169,361
Total long-term debt					1,820,000	1,798,117	1,633,248

Commercial paper					260,000	258,232	258,232
Total short-term debt					260,000	258,232	258,232

Total debt					$2,080,000	$2,056,349	$1,891,480
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)Interest calculated quarterly using SOFR plus 135 basis points.

On May 11, 2023, Globe Life issued a $170 million term loan with an 18-month term and a variable interest rate. The proceeds from the term loan were used to retire the 7.875% Senior Notes which matured on May 15, 2023. Refer to Note 11—Debt for a complete analysis and description of long-term debt issues outstanding.

Financing costs for the corporate and other segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
Interest on funded debt	$38,822	$38,745	$77	—
Interest on term loans	1,564	—	1,564	—
Interest on short-term debt	10,286	3,027	7,259	240
Other	13	—	13	—
Financing costs	$50,685	$41,772	$8,913	21

During the first six months of 2023, financing costs increased 21% compared with the prior year. The increase in financing costs is primarily due to higher short-term interest rates. More information on our debt transactions is disclosed in the Financial Condition section of this report.

Subsidiary Capital: The National Association of Insurance Commissioners (NAIC) has established a risk-based factor approach for determining threshold risk-based capital levels for all insurance companies. This approach was

        GL Q2 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2023, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company has concluded that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. For 2022, our consolidated Company Action Level RBC ratio was 321%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Shareholders' Equity: In 2023, new guidance became effective that impacted the accounting for our long duration contracts with significant effects to shareholders' equity. Please see Note 2—New Accounting Standards for additional information.

Shareholders’ equity was $4.0 billion at June 30, 2023. This compares with $3.9 billion at December 31, 2022 and $3.2 billion at June 30, 2022, as adjusted. During the six months since December 31, 2022, shareholders’ equity increased as a result of net income of $439 million during the first six months of 2023, but was offset by share repurchases of $219 million and an additional $48 million in share repurchases to offset the dilution from stock option exercises. Additionally, AOCI declined $154 million primarily due to increased interest rates and discount rates over the period.

On June 21, 2023, the Parent Company announced that it had declared a quarterly dividend of $0.2250 per share. This dividend was paid on August 1, 2023.

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

Globe Life is required under GAAP to revalue its available for sale fixed maturity portfolio to fair market value at the end of each accounting period. These changes, net of their associated impact on income tax, are reflected directly in shareholders’ equity. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios. Due to the long-term nature of our fixed maturity investments and policy liabilities and the strong cash flows consistently generated by our insurance subsidiaries, we have the ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by market rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

        GL Q2 2023 FORM 10-Q

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

Future Policy Benefits. The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 92% of the total liability for future policy benefits. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits to be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date or the Transition Date, and expected future experience. The liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity, and product type.

The Company reviews, and updates as necessary, its cash flow assumptions (mortality, morbidity, lapses, and persistency) used to calculate the change in the liability for future policy benefits at least annually. These cash flow assumptions are reviewed at the same time every year, or more frequently, if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums, or the present value of future policyholder benefits exceeds the present value of expected future gross premiums, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Condensed Consolidated Statements of Operations. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse and persistency assumptions are based on Globe Life's experience.

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

The discount rate assumption is key in determining the change in the value of the liability for future benefits for long duration life and health contracts. Since the liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 92% of the total liability for future policy benefits, it is subject to interest rate risk. A decrease in discount rates will cause an increase in the obligation, and changes in assumptions may cause significant differences in results.

        GL Q2 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table illustrates the interest rate risk sensitivity of our liability for future policy benefits as of June 30, 2023 and 2022. This table measures the effect of a parallel shift in discount rates on the liability. The data measures the change in reported value arising from an immediate change in rates in increments of 50 and 100 basis points, which would be recorded as a component of OCI.

Value of Liability for Future Policy Benefits
(Dollar amounts in thousands)

	At June 30,
Change in Discount Rates(1)	2023	2022
(200)	$27,459,123	$28,090,094
(100)	22,423,926	22,900,254
(50)	20,447,467	20,860,951
0	18,746,514	19,105,334
50	17,273,450	17,584,780
100	15,990,171	16,260,277
200	13,875,946	14,079,260
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

        GL Q2 2023 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2023.

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

As of the end of the fiscal period completed June 30, 2023, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended June 30, 2023 there have not been any changes to Globe Life Inc.'s internal control over financial reporting, or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q2 2023 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Second Quarter of 2023

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023	209,309	$108.40	209,309
May 1-31, 2023	445,587	106.92	445,587
June 1-30, 2023	174,710	106.78	174,710

On August 10, 2022, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 5. Other Information

(c) Trading arrangements

None

        GL Q2 2023 FORM 10-Q

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

        GL Q2 2023 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: August 8, 2023	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: August 8, 2023	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: August 8, 2023	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q2 2023 FORM 10-Q