Form 10-Q
period 2023-09-30
GLOBE LIFE INC.
filed 2023-11-06
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common Stock, $1.00 Par Value	94,118,740
GL Q3 2023 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q3 2023 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2023—$18,914,693; 2022—$18,301,692, allowance for credit losses: 2023— $7,500; 2022— $0)	$16,260,034	$16,503,365
Policy loans	644,553	614,866
Other long-term investments (includes: 2023—$782,210; 2022—$768,689 under the fair value option)	1,050,106	976,016
Short-term investments	83,934	114,121
Total investments	18,038,627	18,208,368
Cash	85,546	92,559
Accrued investment income	284,642	259,581
Other receivables	616,881	589,079
Deferred acquisition costs	5,889,293	5,535,697
Goodwill	481,791	481,791
Other assets	769,247	760,066
Total assets	$26,166,027	$25,927,141
Liabilities:
Future policy benefits at current discount rates: (at original rates: 2023—$16,757,558; 2022—$16,306,870)	$17,218,098	$18,040,042
Unearned and advance premium	260,843	253,140
Policy claims and other benefits payable	503,072	507,219
Other policyholders' funds	218,210	123,236
Total policy liabilities	18,200,223	18,923,637
Current and deferred income taxes	554,853	434,649
Short-term debt	447,537	449,103
Long-term debt (estimated fair value: 2023—$1,586,674; 2022—$1,440,277)	1,798,583	1,627,952
Other liabilities	541,700	542,223
Total liabilities	21,542,896	21,977,564
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2023 and 2022	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2023—105,218,183 issued; 2022—105,218,183 issued)	105,218	105,218
Additional paid-in-capital	543,693	529,661
Accumulated other comprehensive income (loss)	(2,458,974)	(2,790,313)
Retained earnings	7,519,893	6,894,535
Treasury stock, at cost: (2023—10,952,084 shares; 2022—8,478,288 shares)	(1,086,699)	(789,524)
Total shareholders' equity	4,623,131	3,949,577
Total liabilities and shareholders' equity	$26,166,027	$25,927,141
Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Life premium	$788,099	$758,875	$2,342,429	$2,264,895
Health premium	331,236	320,406	982,916	956,397
Other premium	—	1	—	1
Total premium	1,119,335	1,079,282	3,325,345	3,221,293
Net investment income	266,926	246,711	785,275	736,317
Realized gains (losses)	(2,193)	(29,155)	(78,963)	(66,845)
Other income	50	399	185	862
Total revenue	1,384,118	1,297,237	4,031,842	3,891,627

Benefits and expenses:
Life policyholder benefits(1)	515,676	545,933	1,536,317	1,533,726
Health policyholder benefits(2)	193,790	182,409	580,676	561,502
Other policyholder benefits	9,578	9,234	27,488	27,928
Total policyholder benefits	719,044	737,576	2,144,481	2,123,156

Amortization of deferred acquisition costs	95,757	88,012	282,159	258,693
Commissions, premium taxes, and non-deferred acquisition costs	138,677	124,768	414,933	376,490
Other operating expense	85,870	88,140	256,074	262,150
Interest expense	25,955	23,965	76,640	65,737
Total benefits and expenses	1,065,303	1,062,461	3,174,287	3,086,226

Income before income taxes	318,815	234,776	857,555	805,401
Income tax benefit (expense)	(61,732)	(44,190)	(161,602)	(153,358)
Net income	$257,083	$190,586	$695,953	$652,043

Basic net income per common share	$2.72	$1.96	$7.29	$6.64

Diluted net income per common share	$2.68	$1.94	$7.20	$6.58
(1)Net of the total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a $11.3 million gain and a $45.2 million loss for the three months ended September 30, 2023 and 2022, respectively. Net of the total remeasurement gain of $16.5 million for the nine months ended September 30, 2023 and the total remeasurement loss of $49.3 million for the same period in 2022.
(2)Net of the total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a $7.8 million gain and $9.7 million gain for the three months ended September 30, 2023 and 2022, respectively. Net of the total remeasurement gain of $8.3 million and $13.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$257,083	$190,586	$695,953	$652,043

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(1,068,091)	(1,368,910)	(932,301)	(5,704,042)
Other reclassification adjustments included in net income	851	12,142	82,866	30,371
Foreign exchange adjustment on fixed maturities recorded at fair value	1,603	2,856	603	4,975
Total unrealized investment gains (losses)	(1,065,637)	(1,353,912)	(848,832)	(5,668,696)
Less applicable tax (expense) benefit	223,782	284,319	178,250	1,190,428
Unrealized gains (losses) on investments, net of tax	(841,855)	(1,069,593)	(670,582)	(4,478,268)

Future Policy Benefits:
Change in discount rate on future policy benefits	1,687,310	1,711,223	1,272,631	7,308,021
Less applicable tax (expense) benefit	(354,334)	(359,354)	(267,252)	(1,534,684)
Future policy benefit adjustments, net of tax	1,332,976	1,351,869	1,005,379	5,773,337

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(7,881)	(22,375)	(4,039)	(36,556)
Less applicable tax (expense) benefit	1,655	4,697	847	7,675
Foreign exchange translation adjustments, other than securities, net of tax	(6,226)	(17,678)	(3,192)	(28,881)

Pension:
Pension adjustments	35	3,438	(336)	10,316
Less applicable tax (expense) benefit	(7)	(721)	70	(2,166)
Pension adjustments, net of tax	28	2,717	(266)	8,150

Other comprehensive income (loss)	484,923	267,315	331,339	1,274,338
Comprehensive income (loss)	$742,006	$457,901	$1,027,292	$1,926,381

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$—	$105,218	$529,661	$(2,790,313)	$6,894,535	$(789,524)	$3,949,577
Comprehensive income (loss)	—	—	—	(170,780)	223,610	—	52,830
Common dividends declared ($0.2250 per share)	—	—	—	—	(21,542)	—	(21,542)
Acquisition of treasury stock	—	—	—	—	—	(179,276)	(179,276)
Stock-based compensation	—	—	(1,022)	—	—	8,700	7,678
Exercise of stock options	—	—	—	—	(4,059)	41,083	37,024
Balance at March 31, 2023	—	105,218	528,639	(2,961,093)	7,092,544	(919,017)	3,846,291
Comprehensive income (loss)	—	—	—	17,196	215,260	—	232,456
Common dividends declared ($0.2250 per share)	—	—	—	—	(21,330)	—	(21,330)
Acquisition of treasury stock	—	—	—	—	—	(89,755)	(89,755)
Stock-based compensation	—	—	7,487	—	—	—	7,487
Exercise of stock options	—	—	—	—	(665)	5,822	5,157
Balance at June 30, 2023	—	105,218	536,126	(2,943,897)	7,285,809	(1,002,950)	3,980,306
Comprehensive income (loss)	—	—	—	484,923	257,083	—	742,006
Common dividends declared ($0.2250 per share)	—	—	—	—	(21,181)	—	(21,181)
Acquisition of treasury stock	—	—	—	—	—	(96,898)	(96,898)
Stock-based compensation	—	—	7,567	—	—	—	7,567
Exercise of stock options	—	—	—	—	(1,818)	13,149	11,331
Balance at September 30, 2023	$—	$105,218	$543,693	$(2,458,974)	$7,519,893	$(1,086,699)	$4,623,131

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity (Continued)
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2021	$—	$109,218	$520,564	$(4,235,048)	$6,455,733	$(846,659)	$2,003,808
Comprehensive income (loss)	—	—	—	408,042	237,484	—	645,526
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,543)	—	(20,543)
Acquisition of treasury stock	—	—	—	—	—	(119,482)	(119,482)
Stock-based compensation	—	—	2,504	—	(345)	6,876	9,035
Exercise of stock options	—	—	—	—	(9,964)	35,895	25,931
Balance at March 31, 2022	—	109,218	523,068	(3,827,006)	6,662,365	(923,370)	2,544,275
Comprehensive income (loss)	—	—	—	598,981	223,973	—	822,954
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,238)	—	(20,238)
Acquisition of treasury stock	—	—	—	—	—	(143,939)	(143,939)
Stock-based compensation	—	—	8,448	—	—	—	8,448
Exercise of stock options	—	—	—	—	(2,419)	11,222	8,803
Balance at June 30, 2022	—	109,218	531,516	(3,228,025)	6,863,681	(1,056,087)	3,220,303
Comprehensive income (loss)	—	—	—	267,315	190,586	—	457,901
Common dividends declared ($0.2075 per share)	—	—	—	—	(20,126)	—	(20,126)
Acquisition of treasury stock	—	—	—	—	—	(72,031)	(72,031)
Stock-based compensation	—	—	9,120	—	—	—	9,120
Exercise of stock options	—	—	—	—	(3,240)	18,042	14,802
Balance at September 30, 2022	$—	$109,218	$540,636	$(2,960,710)	$7,030,901	$(1,110,076)	$3,609,969

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash provided from (used for) operating activities	$1,091,028	$1,050,387

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	192,007	346,722
Fixed maturities available for sale—matured or other redemptions	212,936	387,787
Other long-term investments	133,163	55,877
Total investments sold or matured	538,106	790,386
Acquisition of investments:
Fixed maturities—available for sale	(1,076,699)	(1,178,751)
Other long-term investments	(199,093)	(186,275)
Total investments acquired	(1,275,792)	(1,365,026)
Net (increase) decrease in policy loans	(29,687)	(15,792)
Net (increase) decrease in short-term investments	30,187	(16,628)
Additions to property and equipment	(36,449)	(19,766)
Investments in low-income housing interests	(54,337)	(64,023)
Cash provided from (used for) investing activities	(827,972)	(690,849)

Cash provided from (used for) financing activities:
Issuance of common stock	61,079	49,536
Cash dividends paid to shareholders	(62,945)	(60,441)
Repayment of debt	(165,612)	(150,000)
Proceeds from issuance of debt	170,000	250,492
Payment for debt issuance costs	(757)	(5,272)
Net borrowing from FHLB	198,000	—
Net borrowing (repayment) of commercial paper	(34,066)	(60,582)
Acquisition of treasury stock	(365,929)	(335,452)
Net receipts (payments) from deposit-type products	(69,526)	(66,078)
Cash provided from (used for) financing activities	(269,756)	(377,797)

Effect of foreign exchange rate changes on cash	(313)	11,682
Net increase (decrease) in cash	(7,013)	(6,577)
Cash at beginning of year	92,559	92,163
Cash at end of period	$85,546	$85,586

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2023 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2023, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2023 and 2022. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 23, 2023.

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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Both the present value of expected future benefit payments and the present value of expected future net premiums are based primarily on assumptions of discount rates, mortality, morbidity, and lapses. Each quarter, the Company remeasures its liability for future policy benefits using current discount rates with the effect of the change recognized in Other Comprehensive Income, a component of shareholders’ equity. In addition, the Company recognizes a liability remeasurement gain or loss within the Condensed Consolidated Statements of Operations using original discount rates, and relating to actual experience under the net premium calculation, as compared to the prior reporting period assumptions.

The Company regularly reviews its cash flow assumptions (mortality, morbidity, and lapses) used to calculate the change in the liability for future policy benefits. These cash flow assumptions are updated as necessary in the third quarter of every year, or more frequently if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums, or the present value of future policyholder benefits exceeds the present value of expected future gross premiums, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Condensed Consolidated Statements of Operations. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse assumptions are based on Company experience.

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

DAC is amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs on the Condensed Consolidated Statements of Operations. The in-force metric used to compute the DAC amortization rate is annualized premium in force. The assumptions used to amortize acquisition costs include mortality, morbidity, and lapses. These assumptions are reviewed at least annually and revised in conjunction with any change in the future policy benefit assumptions. The effect of changes in the assumptions are recognized over the remaining expected contract term as a revision of future amortization amounts.

        GL Q3 2023 FORM 10-Q

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

        GL Q3 2023 FORM 10-Q

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

        GL Q3 2023 FORM 10-Q

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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Effect of New Accounting Standards on Previously Reported Results: The impacts from the adoption of ASU 2018-12 on the Company's previously reported results included in these financial statements are as follows:

Condensed Consolidated Balance Sheets

	December 31, 2022
	As Previously Reported	Adoption Impact	As Adjusted
Assets:
Other receivables	$484,887	$104,192	$589,079
Deferred acquisition costs	5,249,907	285,790	5,535,697
Liabilities:
Future policy benefits	16,721,846	1,318,196	18,040,042
Unearned and advance premium	60,742	192,398	253,140
Policy claims and other benefits payable	430,027	77,192	507,219
Current and deferred income taxes	686,172	(251,523)	434,649
Shareholders' equity:
Accumulated other comprehensive income (loss)	(1,415,714)	(1,374,599)	(2,790,313)
Retained earnings	6,466,220	428,315	6,894,535

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adoption Impact	As Adjusted	As Previously Reported	Adoption Impact	As Adjusted
Revenue:
Life premium	$755,115	$3,760	$758,875	$2,269,641	$(4,746)	$2,264,895
Health premium	319,289	1,117	320,406	955,478	919	956,397
Net investment income	245,625	1,086	246,711	733,101	3,216	736,317
Benefits and expenses:
Life policyholder benefits	494,627	51,306	545,933	1,555,004	(21,278)	1,533,726
Health policyholder benefits	198,415	(16,006)	182,409	592,488	(30,986)	561,502
Other policyholder benefits	6,986	2,248	9,234	21,110	6,818	27,928
Amortization of deferred acquisition costs	156,129	(68,117)	88,012	469,718	(211,025)	258,693
Commissions, premium taxes, and non-deferred acquisition costs	93,028	31,740	124,768	277,436	99,054	376,490

Income before income taxes	229,983	4,793	234,776	648,594	156,807	805,401
Income tax benefit (expense)	(43,204)	(986)	(44,190)	(120,450)	(32,908)	(153,358)
Net income	$186,779	$3,807	$190,586	$528,144	$123,899	$652,043

Basic net income per common share	$1.92	$0.04	$1.96	$5.38	$1.26	$6.64

Diluted net income per common share	$1.90	$0.04	$1.94	$5.33	$1.25	$6.58

See Note 1—Significant Accounting Policies, Note 6—Policy Liabilities, and Note 7—DAC for additional information on the adoption.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2023	$(1,249,399)	$(1,696,801)	$1,353	$950	$(2,943,897)
Other comprehensive income (loss) before reclassifications, net of tax	(842,527)	1,332,976	(6,226)	—	484,223
Reclassifications, net of tax	672	—	—	28	700
Other comprehensive income (loss)	(841,855)	1,332,976	(6,226)	28	484,923
Balance at September 30, 2023	$(2,091,254)	$(363,825)	$(4,873)	$978	$(2,458,974)

	Three Months Ended September 30, 2022
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2022	$(643,385)	$(2,494,442)	$8,045	$(98,243)	$(3,228,025)
Other comprehensive income (loss) before reclassifications, net of tax	(1,079,185)	1,351,869	(17,678)	—	255,006
Reclassifications, net of tax	9,592	—	—	2,717	12,309
Other comprehensive income (loss)	(1,069,593)	1,351,869	(17,678)	2,717	267,315
Balance at September 30, 2022	$(1,712,978)	$(1,142,573)	$(9,633)	$(95,526)	$(2,960,710)

	Nine Months Ended September 30, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2023	$(1,420,672)	$(1,369,204)	$(1,681)	$1,244	$(2,790,313)
Other comprehensive income (loss) before reclassifications, net of tax	(736,046)	1,005,379	(3,192)	—	266,141
Reclassifications, net of tax	65,464	—	—	(266)	65,198
Other comprehensive income (loss)	(670,582)	1,005,379	(3,192)	(266)	331,339
Balance at September 30, 2023	$(2,091,254)	$(363,825)	$(4,873)	$978	$(2,458,974)

	Nine Months Ended September 30, 2022
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2022	$2,765,290	$(6,915,910)	$19,248	$(103,676)	$(4,235,048)
Other comprehensive income (loss) before reclassifications, net of tax	(4,502,261)	5,773,337	(28,881)	—	1,242,195
Reclassifications, net of tax	23,993	—	—	8,150	32,143
Other comprehensive income (loss)	(4,478,268)	5,773,337	(28,881)	8,150	1,274,338
Balance at September 30, 2022	$(1,712,978)	$(1,142,573)	$(9,633)	$(95,526)	$(2,960,710)

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
Component Line Item	2023	2022	2023	2022
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$1,759	$12,256	$85,230	$29,741	Realized (gains) losses
Amortization of (discount) premium	(908)	(114)	(2,364)	630	Net investment income
Total before tax	851	12,142	82,866	30,371
Tax	(179)	(2,550)	(17,402)	(6,378)	Income taxes
Total after-tax	672	9,592	65,464	23,993
Pension adjustments:
Amortization of prior service cost	269	158	807	474	Other operating expense
Amortization of actuarial (gain) loss	(234)	3,280	(1,143)	9,842	Other operating expense
Total before tax	35	3,438	(336)	10,316
Tax	(7)	(721)	70	(2,166)	Income taxes
Total after-tax	28	2,717	(266)	8,150
Total reclassification (after-tax)	$700	$12,309	$65,198	$32,143

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at September 30, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At September 30, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$395,382	$—	$—	$(55,738)	$339,644	2
States, municipalities, and political subdivisions	3,319,521	—	14,159	(696,791)	2,636,889	16
Foreign governments	42,085	—	—	(12,497)	29,588	—
Corporates, by sector:
Financial	4,938,112	—	22,380	(672,806)	4,287,686	27
Utilities	1,998,424	—	13,550	(190,901)	1,821,073	11
Energy	1,426,415	—	13,284	(136,363)	1,303,336	8
Other corporate sectors	6,671,115	(7,500)	32,193	(976,041)	5,719,767	35
Total corporates	15,034,066	(7,500)	81,407	(1,976,111)	13,131,862	81
Collateralized debt obligations	36,843	—	4,842	—	41,685	—
Other asset-backed securities	86,796	—	2	(6,432)	80,366	1
Total fixed maturities	$18,914,693	$(7,500)	$100,410	$(2,747,569)	$16,260,034	100
(1)Amount reported in the balance sheet.
(2)At fair value.

        GL Q3 2023 FORM 10-Q

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
(2)At fair value.

The Company has exposure to banks as part of its fixed maturity portfolio carrying an average rating of A- . The Company’s bank securities had a fair value of $1.2 billion (7% of the total fixed maturity portfolio) and $1.3 billion (8% of the total fixed maturity portfolio) at September 30, 2023 and December 31, 2022, respectively. Additionally, the Company has exposure to real estate investment trusts with an average rating of BBB+, which had a fair value of $382 million (2% of the total fixed maturity portfolio) and $428 million (3% of the total fixed maturity portfolio) at September 30, 2023 and December 31, 2022, respectively.

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2023, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At September 30, 2023
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$155,607	$154,933
Due after one year through five years	1,149,496	1,142,206
Due after five years through ten years	1,818,217	1,732,283
Due after ten years through twenty years	8,160,666	7,271,668
Due after twenty years	7,499,521	5,836,847
Mortgage-backed and asset-backed securities	123,686	122,097
	$18,907,193	$16,260,034

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Analysis of Investment Operations: "Net investment income" for the three and nine month periods ended September 30, 2023 and 2022 is summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Fixed maturities available for sale	$237,609	$227,673	4	$704,095	$679,710	4
Policy loans	12,446	11,716	6	36,435	34,724	5
Other long-term investments(1)	19,993	10,933	83	52,672	34,349	53
Short-term investments	1,396	969		4,811	1,093
	271,444	251,291	8	798,013	749,876	6
Less investment expense	(4,518)	(4,580)	(1)	(12,738)	(13,559)	(6)
Net investment income	$266,926	$246,711	8	$785,275	$736,317	7
(1)For the three months ended September 30, 2023 and 2022, the investment funds, accounted for under the fair value option method, recorded $14.0 million and $8.4 million, respectively, in net investment income. For the nine months ended September 30, 2023 and 2022, the investment funds, accounted for under the fair value option method, recorded $37.2 million and $27.7 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed maturities available for sale:
Proceeds from sales(1)	$46,210	$127,695	$192,034	$346,722
Gross realized gains	261	165	308	938
Gross realized losses	(67,018)	(11,537)	(77,879)	(56,384)
(1)As of September 30, 2023 and 2022, the Company had $27 thousand and $0 of unsettled trades, respectively.

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(66,767)	$(12,256)	$(77,730)	$(30,128)
Provision for credit losses	65,008	—	(7,500)	387
Fair value option—change in fair value	868	(11,551)	7,954	(15,942)
Other investments	(1,302)	(5,348)	(1,687)	(21,162)
Realized gains (losses) from investments	(2,193)	(29,155)	(78,963)	(66,845)
Applicable tax	461	6,122	16,583	14,037
Realized gains (losses), net of tax	$(1,732)	$(23,033)	$(62,380)	$(52,808)
(1)During the three months ended September 30, 2023 and 2022, the Company recorded $21.1 million and $22.1 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period. During the nine months ended September 30, 2023 and 2022, the Company recorded $39.0 million and $24.0 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period. During the three months ended September 30, 2023, the Company sold $66 million in securities for which there was a provision for credit losses relating to holdings in Signature Bank New York and First Republic Bank, which entered receivership during the first half of the year.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at September 30, 2023 and December 31, 2022:

	Fair Value Measurement at September 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$339,644	$—	$339,644
States, municipalities, and political subdivisions	—	2,636,889	—	2,636,889
Foreign governments	—	29,588	—	29,588
Corporates, by sector:
Financial	—	4,164,257	123,429	4,287,686
Utilities	—	1,715,887	105,186	1,821,073
Energy	—	1,293,028	10,308	1,303,336
Other corporate sectors	—	5,523,239	196,528	5,719,767
Total corporates	—	12,696,411	435,451	13,131,862
Collateralized debt obligations	—	—	41,685	41,685
Other asset-backed securities	—	80,366	—	80,366
Total fixed maturities	$—	$15,782,898	$477,136	$16,260,034
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$355,498	$—	$355,498
States, municipalities, and political subdivisions	—	2,309,911	—	2,309,911
Foreign governments	—	42,464	—	42,464
Corporates, by sector:
Financial	—	4,332,495	133,936	4,466,431
Utilities	—	1,723,832	111,315	1,835,147
Energy	—	1,346,212	11,100	1,357,312
Other corporate sectors	—	5,785,442	221,732	6,007,174
Total corporates	—	13,187,981	478,083	13,666,064
Collateralized debt obligations	—	—	50,364	50,364
Other asset-backed securities	—	79,064	—	79,064
Total fixed maturities	$—	$15,974,918	$528,447	$16,503,365
Percentage of total	—%	97%	3%	100%

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2023	$—	$50,364	$478,083	$528,447
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(8,424)	(15,968)	(24,392)
Acquisitions	—	—	—	—
Sales	—	—	—	—
Amortization	—	3,429	5	3,434
Other(1)	—	(3,684)	(26,669)	(30,353)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at September 30, 2023	$—	$41,685	$435,451	$477,136
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3s:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At September 30, 2023	$—	$(8,424)	$(15,968)	$(24,392)
At September 30, 2022	—	(13,163)	(114,525)	(127,688)

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of September 30, 2023	713	1,640	2,353
As of December 31, 2022	1,819	157	1,976

Globe Life's entire fixed maturity portfolio consisted of 2,446 issues by 990 different issuers at September 30, 2023 and 2,328 issues by 979 different issuers at December 31, 2022. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of September 30, 2023 and December 31, 2022.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at September 30, 2023 and December 31, 2022.

Analysis of Gross Unrealized Investment Losses

	At September 30, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$1,920	$(192)	$337,694	$(55,546)	$339,614	$(55,738)
States, municipalities, and political subdivisions	941,815	(77,118)	1,408,695	(619,673)	2,350,510	(696,791)
Foreign governments	1,464	(24)	28,124	(12,473)	29,588	(12,497)
Corporates, by sector:
Financial	1,399,885	(90,121)	2,066,825	(533,152)	3,466,710	(623,273)
Utilities	693,321	(36,324)	649,894	(152,242)	1,343,215	(188,566)
Energy	370,280	(16,721)	522,381	(108,746)	892,661	(125,467)
Other corporate sectors	1,005,726	(67,518)	3,507,313	(890,230)	4,513,039	(957,748)
Total corporates	3,469,212	(210,684)	6,746,413	(1,684,370)	10,215,625	(1,895,054)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	69,047	(5,849)	69,047	(5,849)
Total investment grade securities	4,414,411	(288,018)	8,589,973	(2,377,911)	13,004,384	(2,665,929)

Below investment grade securities:
States, municipalities, and political subdivisions	—	—	—	—	—	—
Corporates, by sector:
Financial	25,065	(3,110)	144,381	(46,423)	169,446	(49,533)
Utilities	—	—	27,772	(2,335)	27,772	(2,335)
Energy	—	—	33,774	(10,896)	33,774	(10,896)
Other corporate sectors	45,943	(1,920)	56,687	(16,373)	102,630	(18,293)
Total corporates	71,008	(5,030)	262,614	(76,027)	333,622	(81,057)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	11,262	(583)	11,262	(583)
Total below investment grade securities	71,008	(5,030)	273,876	(76,610)	344,884	(81,640)
Total fixed maturities	$4,485,419	$(293,048)	$8,863,849	$(2,454,521)	$13,349,268	$(2,747,569)

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

        GL Q3 2023 FORM 10-Q

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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for credit losses beginning balance	$72,508	$—	$—	$387
Additions to allowance for which credit losses were not previously recorded	—	—	72,508	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	(65,008)	—	(65,008)	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	—	(387)
Allowance for credit losses ending balance	$7,500	$—	$7,500	$—

As of September 30, 2023 and December 31, 2022, the Company did not have any fixed maturities in non-accrual status. During the three months ended September 30, 2023, the Company sold $66 million in securities for which there was a provision for credit losses relating to holdings in Signature Bank New York and First Republic Bank, which entered receivership during the first half of the year.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	September 30, 2023	December 31, 2022
Investment funds	$782,210	$768,689
Commercial mortgage loan participations	228,802	181,305
Other	39,094	26,022
Total	$1,050,106	$976,016

The following table presents additional information about the Company's investment funds as of September 30, 2023 and December 31, 2022 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	September 30, 2023	December 31, 2022	September 30, 2023	Redemption Term/Notice
Commercial mortgage loans	$419,120	$431,405	$575,445	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	162,202	158,524	135,000	Fully redeemable and non-redeemable with varying terms.
Infrastructure	166,603	159,534	16,279	Fully redeemable and non-redeemable with varying terms.
Other	34,285	19,226	60,000	Non-redeemable with varying terms
Total investment funds	$782,210	$768,689	$786,724

The Company had $103 million of capital called during the year from existing investment funds.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Commercial Mortgage Loan Participations (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Multi-family	$99,265	43	$42,232	23
Mixed use	39,012	17	62,375	34
Industrial	37,778	17	27,248	15
Hospitality	25,159	11	27,796	15
Retail	23,842	10	15,342	9
Office	6,734	3	8,101	5
Total recorded investment	231,790	101	183,094	101
Less allowance for credit losses	(2,988)	(1)	(1,789)	(1)
Carrying value, net of allowance for credit losses	$228,802	100	$181,305	100

	September 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$51,371	22	$64,477	36
Texas	45,775	20	22,905	13
Florida	33,367	15	33,182	18
New Jersey	25,090	11	—	—
New York	20,278	9	19,167	11
Washington	14,962	6	14,925	8
Other	40,947	18	28,438	15
Total recorded investment	231,790	101	183,094	101
Less allowance for credit losses	(2,988)	(1)	(1,789)	(1)
Carrying value, net of allowance for credit losses	$228,802	100	$181,305	100

        GL Q3 2023 FORM 10-Q

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

	September 30, 2023
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Total
Loan-to-value ratio(2):
Less than 70%	$26,987	$151,455	$36,769	$215,211	93
70% to 80%	—	—	—	—	—
81% to 90%	8,391	—	1,153	9,544	4
Greater than 90%	7,035	—	—	7,035	3
Total	$42,413	$151,455	$37,922	231,790	100
Less allowance for credit losses				(2,988)
Total, net of allowance for credit losses				$228,802
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

As of September 30, 2023, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 25 loans in the portfolio. For the nine months ended September 30, 2023, the allowance for credit losses increased $1.2 million. Additionally, there was one foreclosure that resulted in a $2.9 million after tax realized loss during the period. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for credit losses beginning balance	$2,928	$1,109	$1,789	$827
Provision (reversal) for credit losses	60	1,051	1,199	1,333
Allowance for credit losses ending balance	$2,988	$2,160	$2,988	$2,160

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
There were no delinquent commercial mortgage loans as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had no commercial mortgage loan in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $23 million as of September 30, 2023.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount outstanding at September 30, 2023 was $115 million.

Litigation: Globe Life Inc. and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including: putative class action litigation; alleged breaches of contract; torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Parent Company's insurance subsidiaries; alleged employment discrimination; alleged worker misclassification; and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to the Parent Company and its subsidiaries, management does not believe that it is reasonably possible that such litigation will have a material adverse effect on Globe Life's financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts.

On September 30, 2022, putative class action litigation was filed against American Income Life Insurance Company (“American Income”), Giglione-Ackerman Agency, LLC, Eric Giglione and David Ackerman (collectively, “Defendants”) in New Jersey Superior Court (Atiya Bell, et al. v. American Income Life Insurance Company, et al., Case No. MID-L-004928-22). American Income subsequently removed the case to United States District Court for the District of New Jersey (Case No. 2:22-cv-06913-CCC-MAH). Plaintiffs Atiya Bell and Abel Flores (“Plaintiffs”) are former New Jersey independent sales agents who allege they should have been classified as employees, and assert claims under New Jersey state law on behalf of (i) a putative class of registered agents in New Jersey who have worked remotely for at least one week since March 9, 2020, and (ii) a putative class of registered agents in New Jersey who trained for at least one week to become sales agents for American Income in New Jersey during the six years prior to September 30, 2022. Plaintiffs make claims under the New Jersey Wage and Hour Law and the New Jersey Wage Payment Law for the alleged failure to pay minimum wages and overtime pay, including for time spent in training, liquidated damages and attorney’s fees and costs. On December 21, 2022, American Income filed a motion to compel arbitration of the claims pursuant to the provisions of the agent agreements. The Court denied American Income’s motion without prejudice “pending further factual development of the record.” The Court ordered the parties “to conduct limited discovery on the issue of arbitrability,” after which American Income intends to renew its motion to compel arbitration.

        GL Q3 2023 FORM 10-Q

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three and nine month periods ended September 30, 2023 and 2022:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$4,925,192	$7,264,905	$1,332,469	$559,972	$14,082,538
Beginning balance at original discount rates	3,906,098	5,533,741	1,040,242	416,141	10,896,222
Effect of changes in assumptions on future cash flows	34,266	79,571	17,719	35,214	166,770
Effect of actual variances from expected experience	(76,338)	(180,498)	(15,119)	(7,237)	(279,192)
Adjusted balance at January 1, 2022	3,864,026	5,432,814	1,042,842	444,118	10,783,800
Issuances(1)	596,320	499,777	73,299	23,148	1,192,544
Interest accrual(2)	131,251	204,334	38,378	15,575	389,538
Net premiums collected(3)	(366,147)	(451,993)	(95,338)	(32,628)	(946,106)
Effect of changes in the foreign exchange rate	(21,643)	—	—	—	(21,643)
Ending balance at original discount rates	4,203,807	5,684,932	1,059,181	450,213	11,398,133
Effect of change from original to current discount rates	(26,258)	153,525	17,403	15,056	159,726
Balance at September 30, 2022	$4,177,549	$5,838,457	$1,076,584	$465,269	$11,557,859

Balance at January 1, 2023	$4,273,156	$5,910,224	$1,094,407	$470,741	$11,748,528
Beginning balance at original discount rates	4,246,723	5,680,864	1,066,123	449,209	11,442,919
Effect of changes in assumptions on future cash flows	14,265	36,170	5,178	8,419	64,032
Effect of actual variances from expected experience	(103,922)	(219,723)	(26,533)	(13,882)	(364,060)
Adjusted balance at January 1, 2023	4,157,066	5,497,311	1,044,768	443,746	11,142,891
Issuances(1)	557,844	450,361	92,894	21,756	1,122,855
Interest accrual(2)	147,968	214,988	40,362	17,071	420,389
Net premiums collected(3)	(388,288)	(461,367)	(100,093)	(34,542)	(984,290)
Effect of changes in the foreign exchange rate	(631)	—	—	—	(631)
Ending balance at original discount rates	4,473,959	5,701,293	1,077,931	448,031	11,701,214
Effect of change from original to current discount rates	(155,254)	(31,118)	(18,702)	(1,499)	(206,573)
Balance at September 30, 2023	$4,318,705	$5,670,175	$1,059,229	$446,532	$11,494,641
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2022	$4,379,496	$6,164,946	$1,123,072	$461,964	$12,129,478
Beginning balance at original discount rates	4,146,094	5,616,356	1,042,155	416,918	11,221,523
Effect of changes in assumptions on future cash flows	34,266	79,571	17,719	35,214	166,770
Effect of actual variances from expected experience	(58,998)	(89,037)	(5,994)	(3,741)	(157,770)
Adjusted balance at July 1, 2022	4,121,362	5,606,890	1,053,880	448,391	11,230,523
Issuances(1)	176,042	160,780	24,493	7,553	368,868
Interest accrual(2)	44,410	68,476	12,793	5,270	130,949
Net premiums collected(3)	(123,636)	(151,214)	(31,985)	(11,001)	(317,836)
Effect of changes in the foreign exchange rate	(14,371)	—	—	—	(14,371)
Ending balance at original discount rates	4,203,807	5,684,932	1,059,181	450,213	11,398,133
Effect of change from original to current discount rates	(26,258)	153,525	17,403	15,056	159,726
Balance at September 30, 2022	$4,177,549	$5,838,457	$1,076,584	$465,269	$11,557,859

Balance at July 1, 2023	$4,472,847	$5,988,577	$1,110,017	$471,279	$12,042,720
Beginning balance at original discount rates	4,399,053	5,700,354	1,071,561	445,475	11,616,443
Effect of changes in assumptions on future cash flows	14,265	36,170	5,178	8,419	64,032
Effect of actual variances from expected experience	(34,571)	(91,120)	(10,938)	(7,232)	(143,861)
Adjusted balance at July 1, 2023	4,378,747	5,645,404	1,065,801	446,662	11,536,614
Issuances(1)	181,823	136,611	32,045	7,143	357,622
Interest accrual(2)	51,119	72,515	13,707	5,741	143,082
Net premiums collected(3)	(131,329)	(153,237)	(33,622)	(11,515)	(329,703)
Effect of changes in the foreign exchange rate	(6,401)	—	—	—	(6,401)
Ending balance at original discount rates	4,473,959	5,701,293	1,077,931	448,031	11,701,214
Effect of change from original to current discount rates	(155,254)	(31,118)	(18,702)	(1,499)	(206,573)
Balance at September 30, 2023	$4,318,705	$5,670,175	$1,059,229	$446,532	$11,494,641
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$11,773,519	$11,859,408	$4,542,697	$5,488,684	$33,664,308
Beginning balance at original discount rates	7,744,201	8,157,259	3,206,164	3,267,306	22,374,930
Effect of changes in assumptions on future cash flows	48,534	104,910	33,457	39,725	226,626
Effect of actual variances from expected experience	(81,429)	(174,141)	(14,582)	(8,325)	(278,477)
Adjusted balance at January 1, 2022	7,711,306	8,088,028	3,225,039	3,298,706	22,323,079
Issuances(1)	596,320	499,774	73,299	23,148	1,192,541
Interest accrual(2)	305,526	323,432	126,814	145,941	901,713
Benefit payments(3)	(287,253)	(476,182)	(168,502)	(92,033)	(1,023,970)
Effect of changes in the foreign exchange rate	(51,726)	—	—	—	(51,726)
Ending balance at original discount rates	8,274,173	8,435,052	3,256,650	3,375,762	23,341,637
Effect of change from original to current discount rates	569,356	609,256	108,603	503,107	1,790,322
Balance at September 30, 2022	$8,843,529	$9,044,308	$3,365,253	$3,878,869	$25,131,959

Balance at January 1, 2023	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961
Beginning balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of changes in assumptions on future cash flows	13,344	34,407	6,156	11,661	65,568
Effect of actual variances from expected experience	(109,386)	(227,639)	(27,482)	(17,962)	(382,469)
Adjusted balance at January 1, 2023	8,313,719	8,284,660	3,251,654	3,397,403	23,247,436
Issuances(1)	557,844	450,362	92,894	21,756	1,122,856
Interest accrual(2)	335,349	342,208	130,712	152,378	960,647
Benefit payments(3)	(296,133)	(432,393)	(153,294)	(86,008)	(967,828)
Effect of changes in the foreign exchange rate	(819)	—	—	—	(819)
Ending balance at original discount rates	8,909,960	8,644,837	3,321,966	3,485,529	24,362,292
Effect of change from original to current discount rates	80,477	228,607	(46,234)	282,118	544,968
Balance at September 30, 2023	$8,990,437	$8,873,444	$3,275,732	$3,767,647	$24,907,260
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2022	$9,512,271	$9,664,209	$3,622,642	$4,220,830	$27,019,952
Beginning balance at original discount rates	8,134,706	8,294,768	3,215,311	3,312,104	22,956,889
Effect of changes in assumptions on future cash flows	48,534	104,910	33,457	39,725	226,626
Effect of actual variances from expected experience	(64,348)	(87,105)	(5,116)	(3,852)	(160,421)
Adjusted balance at July 1, 2022	8,118,892	8,312,573	3,243,652	3,347,977	23,023,094
Issuances(1)	176,044	160,779	24,493	7,550	368,866
Interest accrual(2)	103,380	108,681	42,392	49,097	303,550
Benefit payments(3)	(89,075)	(146,981)	(53,887)	(28,862)	(318,805)
Effect of changes in the foreign exchange rate	(35,068)	—	—	—	(35,068)
Ending balance at original discount rates	8,274,173	8,435,052	3,256,650	3,375,762	23,341,637
Effect of change from original to current discount rates	569,356	609,256	108,603	503,107	1,790,322
Balance at September 30, 2022	$8,843,529	$9,044,308	$3,365,253	$3,878,869	$25,131,959

Balance at July 1, 2023	$9,668,207	$9,487,233	$3,507,845	$4,109,706	$26,772,991
Beginning balance at original discount rates	8,753,526	8,592,897	3,297,781	3,448,491	24,092,695
Effect of changes in assumptions on future cash flows	13,344	34,407	6,156	11,661	65,568
Effect of actual variances from expected experience	(36,998)	(97,632)	(14,364)	(9,595)	(158,589)
Adjusted balance at July 1, 2023	8,729,872	8,529,672	3,289,573	3,450,557	23,999,674
Issuances(1)	181,822	136,612	32,046	7,145	357,625
Interest accrual(2)	114,683	115,547	43,991	51,249	325,470
Benefit payments(3)	(101,161)	(136,994)	(43,644)	(23,422)	(305,221)
Effect of changes in the foreign exchange rate	(15,256)	—	—	—	(15,256)
Ending balance at original discount rates	8,909,960	8,644,837	3,321,966	3,485,529	24,362,292
Effect of change from original to current discount rates	80,477	228,607	(46,234)	282,118	544,968
Balance at September 30, 2023	$8,990,437	$8,873,444	$3,275,732	$3,767,647	$24,907,260
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Net liability for future policy benefits as of September 30, 2022
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,070,366	$2,750,120	$2,197,469	$2,925,549	$11,943,504
Effect of changes in discount rate assumptions	595,614	455,731	91,200	488,051	1,630,596
Net liability for future policy benefits at current discount rates	4,665,980	3,205,851	2,288,669	3,413,600	13,574,100
Other Adjustments(1)	851	5,271	(4,056)	(33,790)	(31,724)
Net liability for future policy benefits, after other adjustments, at current discount rates	$4,666,831	$3,211,122	$2,284,613	$3,379,810	$13,542,376
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

	Life
	Net liability for future policy benefits as of September 30, 2023
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,436,001	$2,943,544	$2,244,035	$3,037,498	$12,661,078
Effect of changes in discount rate assumptions	235,731	259,725	(27,532)	283,617	751,541
Net liability for future policy benefits at current discount rates	4,671,732	3,203,269	2,216,503	3,321,115	13,412,619
Other Adjustments(1)	367	3,982	(1,389)	(32,481)	(29,521)
Net liability for future policy benefits, after other adjustments, at current discount rates	$4,672,099	$3,207,251	$2,215,114	$3,288,634	$13,383,098
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three and nine month periods ended September 30, 2023 and 2022:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$3,611,659	$1,944,714	$517,368	$222,553	$121,724	$6,418,018
Beginning balance at original discount rates	2,949,851	1,688,590	414,409	178,801	96,776	5,328,427
Effect of changes in assumptions on future cash flows	(195,560)	(20,931)	19,846	(17,911)	(9,035)	(223,591)
Effect of actual variances from expected experience	(22,004)	(49,359)	(31,290)	11,506	(1,249)	(92,396)
Adjusted balance at January 1, 2022	2,732,287	1,618,300	402,965	172,396	86,492	5,012,440
Issuances(1)	246,877	175,456	35,831	29,970	3,582	491,716
Interest accrual(2)	91,999	45,147	14,312	5,537	3,487	160,482
Net premiums collected(3)	(192,809)	(129,001)	(38,588)	(15,822)	(7,780)	(384,000)
Effect of changes in the foreign exchange rate	—	—	—	(1,937)	—	(1,937)
Ending balance at original discount rates	2,878,354	1,709,902	414,520	190,144	85,781	5,278,701
Effect of change from original to current discount rates	(72,237)	(158,093)	3,658	(4,636)	1,672	(229,636)
Balance at September 30, 2022	$2,806,117	$1,551,809	$418,178	$185,508	$87,453	$5,049,065

Balance at January 1, 2023	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422
Beginning balance at original discount rates	2,941,261	1,729,219	415,442	192,631	87,751	5,366,304
Effect of changes in assumptions on future cash flows	466,883	(30,255)	(56,964)	(6,061)	16,553	390,156
Effect of actual variances from expected experience	(6,240)	(50,052)	(30,526)	(7,643)	(1,666)	(96,127)
Adjusted balance at January 1, 2023	3,401,904	1,648,912	327,952	178,927	102,638	5,660,333
Issuances(1)	226,363	202,561	43,373	30,667	6,532	509,496
Interest accrual(2)	99,390	50,091	14,047	6,304	3,278	173,110
Net premiums collected(3)	(202,669)	(134,009)	(38,322)	(16,611)	(8,028)	(399,639)
Effect of changes in the foreign exchange rate	—	—	—	(165)	—	(165)
Ending balance at original discount rates	3,524,988	1,767,555	347,050	199,122	104,420	5,943,135
Effect of change from original to current discount rates	(183,608)	(192,981)	(8,372)	(9,976)	(1,254)	(396,191)
Balance at September 30, 2023	$3,341,380	$1,574,574	$338,678	$189,146	$103,166	$5,546,944
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2022	$3,138,706	$1,650,507	$425,277	$193,536	$102,433	$5,510,459
Beginning balance at original discount rates	3,022,654	1,706,794	396,741	186,298	94,752	5,407,239
Effect of changes in assumptions on future cash flows	(195,560)	(20,931)	19,846	(17,911)	(9,035)	(223,591)
Effect of actual variances from expected experience	13,731	(13,447)	(7,101)	16,766	294	10,243
Adjusted balance at July 1, 2022	2,840,825	1,672,416	409,486	185,153	86,011	5,193,891
Issuances(1)	71,806	65,523	13,220	9,545	1,260	161,354
Interest accrual(2)	30,794	15,133	4,719	1,858	1,134	53,638
Net premiums collected(3)	(65,071)	(43,170)	(12,905)	(5,282)	(2,624)	(129,052)
Effect of changes in the foreign exchange rate	—	—	—	(1,130)	—	(1,130)
Ending balance at original discount rates	2,878,354	1,709,902	414,520	190,144	85,781	5,278,701
Effect of change from original to current discount rates	(72,237)	(158,093)	3,658	(4,636)	1,672	(229,636)
Balance at September 30, 2022	$2,806,117	$1,551,809	$418,178	$185,508	$87,453	$5,049,065

Balance at July 1, 2023	$2,984,554	$1,661,020	$409,551	$201,844	$89,674	$5,346,643
Beginning balance at original discount rates	2,985,660	1,771,206	400,180	201,709	86,840	5,445,595
Effect of changes in assumptions on future cash flows	466,883	(30,255)	(56,964)	(6,061)	16,553	390,156
Effect of actual variances from expected experience	22,683	(15,658)	(2,692)	(2,394)	229	2,168
Adjusted balance at July 1, 2023	3,475,226	1,725,293	340,524	193,254	103,622	5,837,919
Issuances(1)	82,647	70,216	15,183	9,880	2,317	180,243
Interest accrual(2)	35,536	17,272	4,380	2,170	1,160	60,518
Net premiums collected(3)	(68,421)	(45,226)	(13,037)	(5,630)	(2,679)	(134,993)
Effect of changes in the foreign exchange rate	—	—	—	(552)	—	(552)
Ending balance at original discount rates	3,524,988	1,767,555	347,050	199,122	104,420	5,943,135
Effect of change from original to current discount rates	(183,608)	(192,981)	(8,372)	(9,976)	(1,254)	(396,191)
Balance at September 30, 2023	$3,341,380	$1,574,574	$338,678	$189,146	$103,166	$5,546,944
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$3,810,559	$3,840,322	$1,201,317	$380,915	$119,888	$9,353,001
Beginning balance at original discount rates	3,090,901	3,193,342	921,608	285,604	95,628	7,587,083
Effect of changes in assumptions on future cash flows	(194,936)	(27,211)	18,065	(21,559)	(8,270)	(233,911)
Effect of actual variances from expected experience	(24,710)	(51,720)	(32,395)	14,231	(1,425)	(96,019)
Adjusted balance at January 1, 2022	2,871,255	3,114,411	907,278	278,276	85,933	7,257,153
Issuances(1)	246,559	175,456	36,171	29,970	3,567	491,723
Interest accrual(2)	97,837	89,968	35,871	10,348	3,487	237,511
Benefit payments(3)	(198,013)	(89,359)	(71,652)	(15,360)	(9,354)	(383,738)
Effect of changes in the foreign exchange rate	—	—	—	(3,927)	—	(3,927)
Ending balance at original discount rates	3,017,638	3,290,476	907,668	299,307	83,633	7,598,722
Effect of change from original to current discount rates	(75,810)	(389,326)	26,139	5,432	1,648	(431,917)
Balance at September 30, 2022	$2,941,828	$2,901,150	$933,807	$304,739	$85,281	$7,166,805

Balance at January 1, 2023	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349
Beginning balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of changes in assumptions on future cash flows	464,652	(32,428)	(60,437)	(6,407)	15,930	381,310
Effect of actual variances from expected experience	(5,530)	(53,292)	(29,581)	(8,680)	(1,925)	(99,008)
Adjusted balance at January 1, 2023	3,539,755	3,250,624	814,847	288,626	99,217	7,993,069
Issuances(1)	225,915	202,561	42,863	30,667	6,518	508,524
Interest accrual(2)	104,932	99,344	34,699	11,199	3,278	253,452
Benefit payments(3)	(221,753)	(92,973)	(73,614)	(18,633)	(9,502)	(416,475)
Effect of changes in the foreign exchange rate	—	—	—	(217)	—	(217)
Ending balance at original discount rates	3,648,849	3,459,556	818,795	311,642	99,511	8,338,353
Effect of change from original to current discount rates	(191,041)	(498,312)	(4,792)	(5,601)	(1,111)	(700,857)
Balance at September 30, 2023	$3,457,808	$2,961,244	$814,003	$306,041	$98,400	$7,637,496
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2022	$3,285,696	$3,129,877	$985,214	$321,968	$99,484	$7,822,239
Beginning balance at original discount rates	3,160,028	3,267,244	896,137	295,571	92,143	7,711,123
Effect of changes in assumptions on future cash flows	(194,936)	(27,211)	18,065	(21,559)	(8,270)	(233,911)
Effect of actual variances from expected experience	13,347	(14,614)	(8,476)	19,916	191	10,364
Adjusted balance at July 1, 2022	2,978,439	3,225,419	905,726	293,928	84,064	7,487,576
Issuances(1)	71,731	65,524	13,379	9,547	1,257	161,438
Interest accrual(2)	32,729	30,383	11,836	3,462	1,134	79,544
Benefit payments(3)	(65,261)	(30,850)	(23,273)	(5,168)	(2,822)	(127,374)
Effect of changes in the foreign exchange rate	—	—	—	(2,462)	—	(2,462)
Ending balance at original discount rates	3,017,638	3,290,476	907,668	299,307	83,633	7,598,722
Effect of change from original to current discount rates	(75,810)	(389,326)	26,139	5,432	1,648	(431,917)
Balance at September 30, 2022	$2,941,828	$2,901,150	$933,807	$304,739	$85,281	$7,166,805

Balance at July 1, 2023	$3,116,389	$3,167,461	$923,148	$328,579	$85,856	$7,621,433
Beginning balance at original discount rates	3,116,768	3,436,167	880,879	315,087	83,188	7,832,089
Effect of changes in assumptions on future cash flows	464,652	(32,428)	(60,437)	(6,407)	15,930	381,310
Effect of actual variances from expected experience	22,410	(17,000)	(2,563)	(2,662)	(95)	90
Adjusted balance at July 1, 2023	3,603,830	3,386,739	817,879	306,018	99,023	8,213,489
Issuances(1)	82,511	70,215	14,963	9,880	2,310	179,879
Interest accrual(2)	37,340	34,024	11,173	3,810	1,160	87,507
Benefit payments(3)	(74,832)	(31,422)	(25,220)	(6,973)	(2,982)	(141,429)
Effect of changes in the foreign exchange rate	—	—	—	(1,093)	—	(1,093)
Ending balance at original discount rates	3,648,849	3,459,556	818,795	311,642	99,511	8,338,353
Effect of change from original to current discount rates	(191,041)	(498,312)	(4,792)	(5,601)	(1,111)	(700,857)
Balance at September 30, 2023	$3,457,808	$2,961,244	$814,003	$306,041	$98,400	$7,637,496
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of September 30, 2022
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$139,284	$1,580,574	$493,148	$109,163	$(2,148)	$2,320,021
Effect of changes in discount rate assumptions	(3,573)	(231,233)	22,481	10,068	(24)	(202,281)
Net liability for future policy benefits at current discount rates	135,711	1,349,341	515,629	119,231	(2,172)	2,117,740
Other Adjustments(1)	(169)	583	3,354	56	3,232	7,056
Net liability for future policy benefits, after other adjustments, at current discount rates	$135,542	$1,349,924	$518,983	$119,287	$1,060	$2,124,796
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

	Health
	Net liability for future policy benefits as of September 30, 2023
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	123,861	1,692,001	471,745	112,520	(4,909)	2,395,218
Effect of changes in discount rate assumptions	(7,433)	(305,331)	3,580	4,375	143	(304,666)
Net liability for future policy benefits at current discount rates	116,428	1,386,670	475,325	116,895	(4,766)	2,090,552
Other Adjustments(1)	4,374	(4,717)	7,043	993	5,530	13,223
Net liability for future policy benefits, after other adjustments, at current discount rates	$120,802	$1,381,953	$482,368	$117,888	$764	$2,103,775
(1)Other adjustments include the Company's reinsurance recoverable and the effects of capping and flooring the liability.

In accordance with the accounting guidance, the Company reviews, and updates as necessary, its assumptions utilized in the calculation of the liability for future benefits annually in the third quarter and recalculates the net premium ratio. The revised net premium ratio is used to update the liability for future policy benefits as of the beginning of the current reporting period, and is compared to the liability using the prior cash flow assumptions. The difference is recorded as a component of the remeasurement gain or loss for the current period, along with the effect of the difference between actual and expected experience for the period. The total remeasurement gain or loss is included in the Condensed Consolidated Statements of Operations.

During the third quarter of the current and prior year, the Company performed its annual assumptions review and updated both its life and health assumptions of lapses, mortality, and morbidity, resulting in a net reserve remeasurement gain, due to assumption changes only, of $3.2 million for the periods ended September 30, 2023, as compared to a net reserve remeasurement loss of $36.5 million for the periods ended September 30, 2022. For the life segment, the updates to our assumptions of lapses and mortality resulted in a reserve remeasurement loss of $2.0 million and $47.2 million for the three months ended September 30, 2023 and 2022, respectively. For the health segment, the updates to our assumptions of lapses and morbidity resulted in a reserve remeasurement gain of $5.2 million and $10.7 million for the three months ended September 30, 2023 and 2022, respectively.

Excluding the impact of assumption changes, during the three months ended September 30, 2023 and 2022, the Company's results for actual variances from expected experience produced a net reserve remeasurement gain of $15.9 million and $1.0 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company's results for actual variances from expected experience produced net reserve remeasurement gains of $21.6 million and $1.0 million, respectively. The variance of actual experience from expected experience during the first nine months of 2023 was primarily due to favorable variances from our assumptions as compared to actual experience in our life insurance segment (a $18.5 million gain), and favorable variances from our assumptions as compared to actual experience in our health insurance segment (a $3.1 million gain). The variance of actual

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
experience from expected experience during the nine months ended 2022 was primarily due to unfavorable variances from our assumptions of life experience as compared to actual experience in our life insurance segment (a $2.1 million loss), and favorable variances from our assumptions of health experience as compared to actual experience in our health insurance segment (a $3.1 million gain).

The following table reconciles the liability for future policy benefits to the Consolidated Balance Sheets as of September 30, 2023:

	At Original Discount Rates		At Current Discount Rates
	As of September 30,		As of September 30,
	2023	2022	2023	2022
Life(1):
American Income	$4,435,901	$4,070,359	$4,672,099	$4,666,831
Direct to Consumer	2,943,544	2,750,122	3,207,251	3,211,122
Liberty National	2,236,374	2,186,063	2,215,114	2,284,613
Other	3,010,853	2,900,148	3,288,634	3,379,810
Net liability for future policy benefits—long duration life	12,626,672	11,906,692	13,383,098	13,542,376
Health(1):
United American	126,105	137,231	120,802	135,542
Family Heritage	1,681,391	1,571,083	1,381,953	1,349,924
Liberty National	478,078	495,628	482,368	518,983
American Income	113,340	109,217	117,888	119,287
Direct to Consumer	752	1,024	764	1,060
Net liability for future policy benefits—long duration health	2,399,666	2,314,183	2,103,775	2,124,796
Deferred profit liability	173,520	176,296	173,520	176,296
Deferred annuity	813,275	991,687	813,275	991,687
Interest sensitive life	735,025	740,513	735,025	740,513
Other	9,400	9,503	9,405	9,504
Total future policy benefits	$16,757,558	$16,138,874	$17,218,098	$17,585,172
(1)Balances are presented net of the reinsurance recoverable and the effects of flooring the liability.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of September 30, 2023 and 2022:

	Life
	Weighted-average Discount Rates
	As of September 30, 2023				As of September 30, 2022
	American Income	DTC	Liberty National	Other	American Income	DTC	Liberty National	Other
Original discount rate	5.7%	6.0%	5.6%	6.2%	5.8%	6.0%	5.6%	6.2%
Current discount rate	5.6%	5.6%	5.7%	5.7%	5.2%	5.3%	5.3%	5.3%

	Health
	Weighted-average Discount Rates
	As of September 30, 2023					As of September 30, 2022
	United American	Family Heritage	Liberty National	American Income	DTC	United American	Family Heritage	Liberty National	American Income	DTC
Original discount rate	5.2%	4.3%	5.8%	5.9%	5.2%	5.2%	4.3%	5.8%	5.9%	5.2%
Current discount rate	5.5%	5.7%	5.7%	5.6%	5.5%	5.1%	5.3%	5.3%	5.2%	5.1%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of September 30, 2023 and 2022:

	As of September 30,
	2023		2022
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	23.08	23.29	22.91	23.37
Direct to Consumer	19.73	21.00	20.40	21.97
Liberty National	15.12	15.20	14.82	15.31
Other	16.34	17.42	16.65	18.22

Health
United American	11.40	10.34	11.39	10.65
Family Heritage	14.90	13.81	14.90	14.22
Liberty National	9.11	8.97	9.20	9.35
American Income	12.14	12.20	12.14	12.56
Direct to Consumer	11.40	10.34	11.39	10.65

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest, net of reinsurance, related to long duration life and health contracts that are recognized in the Condensed Consolidated Statements of Operations:

	Life
	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$1,181,247	$187,381	$1,122,987	$174,275
Direct to Consumer	735,374	127,040	729,950	118,995
Liberty National	256,641	89,765	240,460	88,061
Other	154,836	133,991	156,509	129,118
Total	$2,328,098	$538,177	$2,249,906	$510,449

	Life
	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$399,794	$63,565	$377,859	$58,970
Direct to Consumer	244,931	42,978	243,021	40,161
Liberty National	87,071	30,095	81,007	29,469
Other	51,493	45,065	51,959	43,405
Total	$783,289	$181,703	$753,846	$172,005

	Health
	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$298,964	$5,345	$283,059	$5,665
Family Heritage	294,047	48,904	272,431	44,516
Liberty National	139,875	20,567	139,818	21,490
American Income	84,863	4,896	83,880	4,811
Direct to Consumer	10,680	—	10,710	—
Total	$828,429	$79,712	$789,898	$76,482

	Health
	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$100,285	$1,741	$95,178	$1,874
Family Heritage	99,828	16,632	92,133	15,145
Liberty National	46,441	6,766	45,721	7,092
American Income	28,528	1,640	27,939	1,605
Direct to Consumer	3,583	—	3,580	—
Total	$278,665	$26,779	$264,551	$25,716

Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts:

	Life
	As of September 30, 2023			As of September 30, 2022
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$23,974,963	$13,530,015	$13,147,003	$22,410,479	$12,703,160	$12,721,890
PV of expected future net premiums	7,912,903	4,473,959	4,318,705	7,394,076	4,203,807	4,177,549
PV of expected future policy benefits	30,182,319	8,909,960	8,990,437	27,877,017	8,274,173	8,843,529

DTC
PV of expected future gross premiums	$17,575,618	$9,182,146	$9,112,202	$17,335,350	$9,078,493	$9,301,184
PV of expected future net premiums	10,850,664	5,701,293	5,670,175	10,780,312	5,684,932	5,838,457
PV of expected future policy benefits	25,711,499	8,644,837	8,873,444	25,253,094	8,435,052	9,044,308

Liberty National
PV of expected future gross premiums	$4,601,176	$2,681,034	$2,577,877	$4,343,332	$2,525,305	$2,505,580
PV of expected future net premiums	1,901,039	1,077,931	1,059,229	1,876,758	1,059,181	1,076,584
PV of expected future policy benefits	8,852,345	3,321,966	3,275,732	8,553,973	3,256,650	3,365,253

Other
PV of expected future gross premiums	$3,753,093	$1,901,531	$1,953,533	$3,832,082	$1,932,064	$2,055,807
PV of expected future net premiums	919,200	448,031	446,532	925,064	450,213	465,269
PV of expected future policy benefits	12,427,646	3,485,529	3,767,647	12,333,168	3,375,762	3,878,869

Total
PV of expected future gross premiums	$49,904,850	$27,294,726	$26,790,615	$47,921,243	$26,239,022	$26,584,461
PV of expected future net premiums	21,583,806	11,701,214	11,494,641	20,976,210	11,398,133	11,557,859
PV of expected future policy benefits	77,173,809	24,362,292	24,907,260	74,017,252	23,341,637	25,131,959

As of September 30, 2023 for the life segment using current discount rates, the Company anticipates $26.8 billion of expected future gross premiums and $11.5 billion of expected future net premiums. As of September 30, 2022 using current discount rates, the Company anticipated $26.6 billion of expected future gross premiums and $11.6 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of September 30, 2023			As of September 30, 2022
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$8,442,713	$5,141,771	$4,871,878	$6,659,804	$4,191,787	$4,082,931
PV of expected future net premiums	5,799,017	3,524,988	3,341,380	4,586,540	2,878,354	2,806,117
PV of expected future policy benefits	5,998,770	3,648,849	3,457,808	4,818,514	3,017,638	2,941,828

Family Heritage
PV of expected future gross premiums	$6,637,472	$3,932,327	$3,523,258	$6,221,234	$3,732,771	$3,413,372
PV of expected future net premiums	2,962,973	1,767,555	1,574,574	2,824,266	1,709,902	1,551,809
PV of expected future policy benefits	6,549,339	3,459,556	2,961,244	6,140,498	3,290,476	2,901,150

Liberty National
PV of expected future gross premiums	$2,084,428	$1,321,438	$1,308,898	$2,268,736	$1,413,365	$1,439,069
PV of expected future net premiums	515,612	347,050	338,678	654,018	414,520	418,178
PV of expected future policy benefits	1,414,512	818,795	814,003	1,606,868	907,668	933,807

American Income
PV of expected future gross premiums	$1,755,682	$984,122	$969,090	$1,738,642	$971,620	$987,597
PV of expected future net premiums	354,120	199,122	189,146	337,734	190,144	185,508
PV of expected future policy benefits	632,349	311,642	306,041	609,213	299,307	304,739

Direct to Consumer
PV of expected future gross premiums	$224,522	$141,374	$139,748	$173,045	$113,484	$115,727
PV of expected future net premiums	166,099	104,420	103,166	130,993	85,781	87,453
PV of expected future policy benefits	154,931	99,511	98,400	125,591	83,633	85,281

Total
PV of expected future gross premiums	$19,144,817	$11,521,032	$10,812,872	$17,061,461	$10,423,027	$10,038,696
PV of expected future net premiums	9,797,821	5,943,135	5,546,944	8,533,551	5,278,701	5,049,065
PV of expected future policy benefits	14,749,901	8,338,353	7,637,496	13,300,684	7,598,722	7,166,805

As of September 30, 2023 for the health segment using current discount rates, the Company anticipates $10.8 billion of expected future gross premiums and $5.5 billion of expected future net premiums. As of September 30, 2022 using current discount rates, the Company anticipated $10.0 billion of expected future gross premiums and $5.0 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances as of September 30, 2023 and 2022:

	Policyholders' Account Balances
	2023			2022
	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
Balance at January 1,	$739,105	$954,318	$123,234	$745,335	$1,033,525	$99,468
Issuances	—	602	—	—	1,031	—
Premiums received	17,062	10,543	100,113	18,133	18,898	8,689
Policy charges	(9,729)	—	—	(10,247)	—	—
Surrenders and withdrawals	(16,204)	(125,176)	(9,106)	(16,708)	(52,264)	(8,701)
Benefit payments	(22,753)	(48,459)	—	(25,913)	(34,684)	—
Interest credited	21,274	21,608	6,164	21,475	24,702	3,522
Other	6,270	(161)	(2,195)	8,438	479	72
Balance at September 30,	$735,025	$813,275	$218,210	$740,513	$991,687	$103,050

	Policyholders' Account Balances
	2023			2022
	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
Balance at July 1,	$736,920	$853,064	$187,873	$742,293	$1,015,804	$100,234
Issuances	—	231	—	—	338	—
Premiums received	5,398	2,439	31,704	5,746	4,824	4,797
Policy charges	(3,213)	—	—	(3,373)	—	—
Surrenders and withdrawals	(5,582)	(37,905)	(2,782)	(5,955)	(26,148)	(3,059)
Benefit payments	(7,258)	(11,047)	—	(7,552)	(11,232)	—
Interest credited	7,083	6,863	2,825	7,110	8,112	1,264
Other	1,677	(370)	(1,410)	2,244	(11)	(186)
Balance at September 30,	$735,025	$813,275	$218,210	$740,513	$991,687	$103,050

Weighted-average credit rate	3.91%	3.34%	5.68%	3.89%	3.27%	5.07%
Net amount at risk	$1,793,787	N/A	N/A	$1,899,046	N/A	N/A
Cash surrender value	673,814	813,276	218,210	690,020	991,600	103,049

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policy holders and the respective guaranteed minimums:

	At September 30, 2023
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$2,011	$118,565
3.00%-3.99%	29,018	610,785	4,002
4.00%-4.99%	615,835	199,724	6,851
Greater than 5.00%	90,172	755	38,788
Total	735,025	813,275	168,206
51-150 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	50,004
Greater than 5.00%	—	—	—
Total	—	—	50,004
Grand Total	$735,025	$813,275	$218,210

	At September 30, 2022
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$2,104	$3,007
3.00%-3.99%	28,776	778,673	2,941
4.00%-4.99%	622,316	210,910	58,888
Greater than 5.00%	89,421	—	38,214
Total	$740,513	$991,687	$103,050
51-150 basis points above
Less than 3.00%	$—	$—	$—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$740,513	$991,687	$103,050

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three and nine month periods ended September 30, 2023 and 2022:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$1,960,254	$1,583,695	$566,419	$301,647	$4,412,015
Capitalizations	341,585	140,449	66,073	10,268	558,375
Amortization expense	(104,124)	(70,478)	(33,899)	(12,594)	(221,095)
Foreign exchange adjustment	(15,003)	—	—	—	(15,003)
Experience adjustment	—	—	—	—	—
Balance at September 30, 2022	$2,182,712	$1,653,666	$598,593	$299,321	$4,734,292

Balance at January 1, 2023	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291
Capitalizations	351,933	123,774	78,599	9,970	564,276
Amortization expense	(118,207)	(74,496)	(38,192)	(12,390)	(243,285)
Foreign exchange adjustment	(1,297)	—	—	—	(1,297)
Experience adjustment	—	—	—	—	—
Balance at September 30, 2023	$2,490,720	$1,726,209	$651,130	$295,926	$5,163,985

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2022	$2,116,771	$1,630,734	$586,898	$300,272	$4,634,675
Capitalizations	111,564	46,792	23,259	3,250	184,865
Amortization expense	(35,860)	(23,860)	(11,564)	(4,201)	(75,485)
Foreign exchange adjustment	(9,763)	—	—	—	(9,763)
Experience adjustment	—	—	—	—	—
Balance at September 30, 2022	$2,182,712	$1,653,666	$598,593	$299,321	$4,734,292

Balance at July 1, 2023	$2,417,480	$1,714,715	$636,209	$296,861	$5,065,265
Capitalizations	117,761	36,385	27,950	3,203	185,299
Amortization expense	(40,465)	(24,891)	(13,029)	(4,138)	(82,523)
Foreign exchange adjustment	(4,056)	—	—	—	(4,056)
Experience adjustment	—	—	—	—	—
Balance at September 30, 2023	$2,490,720	$1,726,209	$651,130	$295,926	$5,163,985

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$81,140	$388,967	$127,537	$49,406	$2,032	$649,082
Capitalizations	1,628	38,500	13,357	9,408	2	62,895
Amortization expense	(4,503)	(19,048)	(9,990)	(2,567)	(134)	(36,242)
Foreign exchange adjustment	—	—	—	(755)	—	(755)
Experience adjustment	—	—	—	—	—	—
Balance at September 30, 2022	$78,265	$408,419	$130,904	$55,492	$1,900	$674,980

Balance at January 1, 2023	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763
Capitalizations	1,491	46,977	14,854	9,579	—	72,901
Amortization expense	(4,504)	(20,071)	(9,977)	(2,919)	(137)	(37,608)
Foreign exchange adjustment	—	—	—	(125)	—	(125)
Experience adjustment	—	—	—	—	—	—
Balance at September 30, 2023	$74,381	$443,514	$137,973	$64,346	$1,717	$721,931

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2022	$79,174	$401,722	$129,592	$53,776	$1,945	$666,209
Capitalizations	560	13,070	4,621	3,063	—	21,314
Amortization expense	(1,469)	(6,373)	(3,309)	(880)	(45)	(12,076)
Foreign exchange adjustment	—	—	—	(467)	—	(467)
Experience adjustment	—	—	—	—	—	—
Balance at September 30, 2022	$78,265	$408,419	$130,904	$55,492	$1,900	$674,980

Balance at July 1, 2023	$75,349	$433,999	$136,276	$62,285	$1,760	$709,669
Capitalizations	495	16,386	5,120	3,259	—	25,260
Amortization expense	(1,463)	(6,871)	(3,423)	(1,016)	(43)	(12,816)
Foreign exchange adjustment	—	—	—	(182)	—	(182)
Experience adjustment	—	—	—	—	—	—
Balance at September 30, 2023	$74,381	$443,514	$137,973	$64,346	$1,717	$721,931

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Consolidated Balance Sheets as of September 30, 2023:

	September 30,
	2023	2022
Life
American Income	$2,490,720	$2,182,712
Direct to Consumer	1,726,209	1,653,666
Liberty National	651,130	598,593
Other	295,926	299,321
Total DAC - Life	5,163,985	4,734,292

Health
United American	74,381	78,265
Family Heritage	443,514	408,419
Liberty National	137,973	130,904
American Income	64,346	55,492
Direct to Consumer	1,717	1,900
Total DAC - Health	721,931	674,980

Annuity	3,377	5,085
Total	$5,889,293	$5,414,357

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	September 30, 2023	December 31, 2022

Balance at beginning of period	$182,202	$171,109
Incurred related to:
Current year	523,152	676,190
Prior year	(2,383)	(15,631)
Total incurred	520,769	660,559
Paid related to:
Current year	375,687	517,856
Prior year	137,701	131,610
Total paid	513,388	649,466
Balance at end of period	$189,583	$182,202

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	September 30, 2023	December 31, 2022

Policy claims and other benefits payable:
Life insurance	$313,489	$325,017
Health insurance	189,583	182,202
Total	$503,072	$507,219

        GL Q3 2023 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at September 30, 2023 and December 31, 2022.

Pension Assets by Component at September 30, 2023

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Corporate bonds:
Exchange traded fund(4)	$7,424	$—	$—	$7,424	1
Financial	—	—	—	—	—
Utilities	—	—	—	—	—
Energy	—	—	—	—	—
Other corporates	—	—	—	—	—
Total corporate bonds	7,424	—	—	7,424	1
Exchange traded fund(1)	290,116	—	—	290,116	57
U.S. Government and Agency	—	139,820	—	139,820	27
Other bonds	—	5	—	5	—
Guaranteed annuity contract(2)	—	43,294	—	43,294	9
Short-term investments	16,615	—	—	16,615	3
Other	511	—	—	511	—
	$314,666	$183,119	$—	497,785	97
Other long-term investments(3)				13,407	3
Total pension assets				$511,192	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of September 30, 2023, the Globe Life Inc. Pension Plan owned less than 1% of two long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q3 2023 FORM 10-Q

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

SERP: The following table includes information regarding the SERP.

	Nine Months Ended September 30,
	2023	2022
Premiums paid for insurance coverage	$443	$443

	September 30, 2023	December 31, 2022
Total investments:
Company owned life insurance	$54,761	$54,681
Exchange traded funds	78,310	71,258
	$133,071	$125,939

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Pension Plans	$490,547	$492,103
SERP	71,285	70,464
Pension benefit obligation	$561,832	$562,567

Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the Pension Plans and SERP by expense components for the three and nine month periods ended September 30, 2023 and 2022.
Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$5,392	$8,657	$16,174	$25,968
Interest cost	7,834	6,124	23,502	18,368
Expected return on assets	(9,656)	(8,885)	(28,968)	(26,655)
Amortization:
Prior service cost	269	158	807	474
Actuarial (gain) loss	(48)	3,208	(152)	9,625
Net periodic benefit cost	$3,791	$9,262	$11,363	$27,780

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	94,636,867	97,258,349	95,445,416	98,244,271
Weighted average dilutive options outstanding	1,180,770	889,175	1,211,974	857,964
Diluted weighted average shares outstanding	95,817,637	98,147,524	96,657,390	99,102,235

Antidilutive shares	492,970	2,602,609	399,071	2,351,522

Antidilutive shares are excluded from the calculation of diluted earnings per share.

        GL Q3 2023 FORM 10-Q

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

Selected Information about Debt Issues

				As of
				September 30, 2023				December 31, 2022
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	05/27/1993	05/15/2023	7.875%	$—	$—	$—	$—	$165,500
Senior notes	09/27/2018	09/15/2028	4.550%	550,000	(3,887)	546,113	521,290	545,601
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(3,442)	396,558	309,828	396,219
Senior notes(1)	05/19/2022	06/15/2032	4.800%	250,000	(4,222)	245,778	228,709	245,493
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,578)	123,422	114,972	123,410
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,713)	317,287	242,450	317,229
Term loan(2)	05/11/2023	11/11/2024	6.200%	170,000	(575)	169,425	169,425	—
				1,820,000	(21,417)	1,798,583	1,586,674	1,793,452
Less current maturity of long-term debt				—	—	—	—	165,500
Total long-term debt				1,820,000	(21,417)	1,798,583	1,586,674	1,627,952

Current maturity of long-term debt				—	—	—	—	165,500
FHLB borrowings				198,000	—	198,000	198,000	—
Commercial paper				251,000	(1,463)	249,537	249,537	283,603
Total short-term debt				449,000	(1,463)	447,537	447,537	449,103

Total debt				$2,269,000	$(22,880)	$2,246,120	$2,034,211	$2,077,055
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life owns $23.9 million in FHLB common stock as of September 30, 2023 and $14.3 million as of December 31, 2022. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at Globe Life. As of September 30, 2023, Globe Life's maximum borrowing capacity under the FHLB facility was approximately $566 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.1 billion. As of September 30, 2023, $118 million in funding agreements were outstanding with the FHLB, compared to $23 million as of December 31, 2022. This amount is included in "Other policyholders' funds" on the Consolidated Balance Sheets. In addition, the Company had $198 million in short-term borrowings from the FHLB as of September 30, 2023, compared to $0 as of December 31, 2022, this amount is recorded in "Short-term debt" on the Consolidated Balance Sheets.

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

Life insurance products marketed by Globe Life include traditional whole life and term life insurance. An immaterial amount of annuities sold as companion products are included in the life segment. Health insurance products are generally guaranteed renewable and include Medicare Supplement, cancer, critical illness, accident, and other limited-benefit supplemental hospital and surgical products. Annuities include fixed-benefit contracts.

The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	Three Months Ended September 30, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$400,214	51	$30,535	9	$—	—	$430,749	39
Direct to Consumer	247,858	32	17,153	5	—	—	265,011	24
Liberty National	88,199	11	46,643	14	—	—	134,842	12
United American	1,802	—	137,077	42	—	—	138,879	12
Family Heritage	1,561	—	99,828	30	—	—	101,389	9
Other	48,465	6	—	—	—	—	48,465	4
	$788,099	100	$331,236	100	$—	—	$1,119,335	100

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Premium Income by Distribution Channel

	Three Months Ended September 30, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$378,258	50	$29,753	9	$—	—	$408,011	38
Direct to Consumer	246,021	32	17,733	6	—	—	263,754	24
Liberty National	82,273	11	45,957	14	—	—	128,230	12
United American	1,970	—	134,832	42	1	100	136,803	13
Family Heritage	1,411	—	92,131	29	—	—	93,542	9
Other	48,942	7	—	—	—	—	48,942	4
	$758,875	100	$320,406	100	$1	100	$1,079,282	100

	Nine Months Ended September 30, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,182,346	50	$89,656	9	$—	—	$1,272,002	38
Direct to Consumer	744,132	32	51,576	5	—	—	795,708	24
Liberty National	260,036	11	140,518	14	—	—	400,554	12
United American	5,533	—	407,137	42	—	—	412,670	13
Family Heritage	4,554	—	294,029	30	—	—	298,583	9
Other	145,828	7	—	—	—	—	145,828	4
	$2,342,429	100	$982,916	100	$—	—	$3,325,345	100

	Nine Months Ended September 30, 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,124,112	50	$87,930	9	$—	—	$1,212,042	38
Direct to Consumer	739,017	33	53,509	6	—	—	792,526	25
Liberty National	244,149	11	140,563	15	—	—	384,712	12
United American	6,047	—	401,966	42	1	100	408,014	13
Family Heritage	4,143	—	272,429	28	—	—	276,572	8
Other	147,427	6	—	—	—	—	147,427	4
	$2,264,895	100	$956,397	100	$1	100	$3,221,293	100

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

        GL Q3 2023 FORM 10-Q

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

        GL Q3 2023 FORM 10-Q

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

	Three Months Ended September 30, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$788,099	$331,236	$—	$—	$—	$—		$1,119,335
Net investment income	—	—	—	266,926	—	—		266,926
Other income	—	—	—	—	50	—		50
Total revenue	788,099	331,236	—	266,926	50	—		1,386,311
Expenses:
Policy benefits	515,676	193,790	6,854	2,724	—	—		719,044
Required interest on reserves	(194,199)	(26,732)	(9,353)	230,284	—	—		—
Amortization of acquisition costs	82,523	12,816	418	—	—	—		95,757
Commissions, premium taxes, and non-deferred acquisition costs	84,011	54,662	4	—	—	—		138,677
Insurance administrative expense(1)	—	—	—	—	74,585			74,585
Parent expense	—	—	—	—	2,581	1,137	(2)	3,718
Stock-based compensation expense	—	—	—	—	7,567	—		7,567
Interest expense	—	—	—	—	25,955	—		25,955
Total expenses	488,011	234,536	(2,077)	233,008	110,688	1,137		1,065,303
Subtotal	300,088	96,700	2,077	33,918	(110,638)	(1,137)		321,008
Non-operating items	—	—	—	—	—	1,137	(2)	1,137
Measure of segment profitability (pretax)	$300,088	$96,700	$2,077	$33,918	$(110,638)	$—		322,145

Realized gain (loss)—investments								(2,193)
Non-operating expenses								(1,137)
Income before income taxes per Condensed Consolidated Statements of Operations								$318,815
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$758,875	$320,406	$1	$—	$—	$—		$1,079,282
Net investment income	—	—	—	246,711	—	—		246,711
Other income	—	—	—	—	399	—		399
Total revenue	758,875	320,406	1	246,711	399	—		1,326,392
Expenses:
Policy obligations	545,933	182,409	8,136	1,098	—	—		737,576
Required interest on reserves	(184,712)	(25,690)	(11,228)	221,630	—	—		—
Amortization of acquisition costs	75,486	12,076	450	—	—	—		88,012
Commissions, premium taxes, and non-deferred acquisition costs	74,284	50,479	5	—	—	—		124,768
Insurance administrative expense(1)	—	—	—	—	75,048	1,416	(2)	76,464
Parent expense	—	—	—	—	2,556			2,556
Stock-based compensation expense	—	—	—	—	9,120	—		9,120
Interest expense	—	—	—	—	23,965	—		23,965
Total expenses	510,991	219,274	(2,637)	222,728	110,689	1,416		1,062,461
Subtotal	247,884	101,132	2,638	23,983	(110,290)	(1,416)		263,931
Non-operating items	—	—	—	—	—	1,416	(2)	1,416
Measure of segment profitability (pretax)	$247,884	$101,132	$2,638	$23,983	$(110,290)	$—		265,347

Realized gain (loss)—investments								(29,155)
Legal proceedings								(1,416)
Income before income taxes per Condensed Consolidated Statements of Operations								$234,776
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.

        GL Q3 2023 FORM 10-Q

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

	Nine Months Ended September 30, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,342,429	$982,916	$—	$—	$—	$—		$3,325,345
Net investment income	—	—	—	785,275	—	—		785,275
Other income	—	—	—	—	185	—		185
Total revenue	2,342,429	982,916	—	785,275	185	—		4,110,805
Expenses:
Policy obligations	1,536,317	580,676	21,502	5,986	—	—		2,144,481
Required interest on reserves	(575,801)	(79,603)	(29,327)	684,731	—	—		—
Amortization of acquisition costs	243,285	37,608	1,266	—	—	—		282,159
Commissions, premium taxes, and non-deferred acquisition costs	251,136	163,784	13	—	—	—		414,933
Insurance administrative expense(1)	—	—	—	—	223,951	—		223,951
Parent expense	—	—	—	—	8,254	1,137	(2)	9,391
Stock-based compensation expense	—	—	—	—	22,732	—		22,732
Interest expense	—	—	—	—	76,640	—		76,640
Total expenses	1,454,937	702,465	(6,546)	690,717	331,577	1,137		3,174,287
Subtotal	887,492	280,451	6,546	94,558	(331,392)	(1,137)		936,518
Non-operating items	—	—	—	—	—	1,137	(2)	1,137
Measure of segment profitability (pretax)	$887,492	$280,451	$6,546	$94,558	$(331,392)	$—		937,655

Realized gain (loss)—investments								(78,963)
Non-operating expenses								(1,137)
Income before income taxes per Consolidated Statements of Operations								$857,555
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,264,895	$956,397	$1	$—	$—	$—		$3,221,293
Net investment income	—	—	—	736,317	—	—		736,317
Other income	—	—	—	—	862	—		862
Total revenue	2,264,895	956,397	1	736,317	862	—		3,958,472
Expenses:
Policy obligations	1,533,726	561,502	24,700	3,228	—	—		2,123,156
Required interest on reserves	(548,840)	(76,420)	(33,956)	659,216	—	—		—
Amortization of acquisition costs	221,096	36,242	1,355	—	—	—		258,693
Commissions, premium taxes, and non-deferred acquisition costs	222,310	154,160	20	—	—	—		376,490
Insurance administrative expense(1)	—	—	—	—	221,313	6,513	(2,3)	227,826
Parent expense	—	—	—	—	8,089	(368)	(3)	7,721
Stock-based compensation expense	—	—	—	—	26,603	—		26,603
Interest expense	—	—	—	—	65,737	—		65,737
Total expenses	1,428,292	675,484	(7,881)	662,444	321,742	6,145		3,086,226
Subtotal	836,603	280,913	7,882	73,873	(320,880)	(6,145)		872,246
Non-operating items	—	—	—	—	—	6,145	(2,3)	6,145
Measure of segment profitability (pretax)	$836,603	$280,913	$7,882	$73,873	$(320,880)	$—		878,391

Realized gain (loss)—investments								(66,845)
Legal proceedings								(1,416)
Non-operating expenses								(4,729)
Income before income taxes per Consolidated Statements of Operations								$805,401
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.
(3)Non-operating expenses.

Note 13—Subsequent Events

Subsequent to the balance sheet date, the Company signed an agreement to acquire Evry Healthcare, Inc. ("Evry") for an immaterial amount in October 2023. Evry provides low-cost group and individual health insurance products through its wholly-owned subsidiary to employers and individuals by utilizing technology and data analysis to provide an improved customer service experience.

In accordance with the applicable guidance, the Company is finalizing the estimation of the fair value of the acquired assets and may do so up to one year. The impact to the Company's financial statements as a result of the transaction is expected to be immaterial.

        GL Q3 2023 FORM 10-Q

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

        GL Q3 2023 FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The following management discussion will only include comparison to prior year.

The results included herein reflect the adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Globe Life Inc. implemented the standard on January 1, 2023 using the modified retrospective transition method at adoption. As a result of this election, the prior year figures have been retrospectively adjusted as of January 1, 2021 with significant impacts to Shareholders' Equity, underwriting margins, and net operating income. While the impacts of the new accounting guidance are significant, we do not consider it a fundamental change to the overall business.

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

        GL Q3 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights, comparing year-to-date 2023 with 2022.
•Net income as a return on equity (ROE) for the nine months ended September 30, 2023 was 22.6% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 14.7%.
•Total premium increased 3% over the same period in the prior year. Life premium increased 3% for the period from $2.26 billion in 2022 to $2.34 billion in 2023.
•Net investment income increased 7% over the same period in the prior year.
•Total net sales increased 5% over the same period in the prior year from $539 million in 2022 to $568 million in 2023. The average producing agent count across all of the exclusive agencies increased 11% over the prior year.
•Book value per share increased 32% over the same period in the prior year from $36.88 to $48.51. Book value per share, excluding accumulated other comprehensive income(1), increased 11% over the prior year from $67.13 in 2022 to $74.31 in 2023.
•For the nine months ended September 30, 2023, the Company repurchased 2.7 million shares of Globe Life Inc. common stock at a total cost of $303 million for an average share price of $111.82.
The following graphs represent net income and net operating income for the nine month periods ended September 30, 2023 and 2022.

Net Income
(Dollar amounts in thousands)
$800,000
$600,000
$400,000
$200,000
$0
$652,043
$695,953
2022
2023

Net Operating Income
(Dollar amounts in thousands)
$800,000
$600,000
$400,000
$200,000
$0
$709,706
$759,231
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
Net operating income as an ROE, excluding accumulated other comprehensive income (AOCI), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(2.5) billion and $(3.0) billion for the nine months ended September 30, 2023 and 2022, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(25.80) and $(30.25) for the nine months ended September 30, 2023 and 2022, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q3 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income increased 7% to $696 million during the nine months ended September 30, 2023, compared with $652 million in the same period in 2022. On a diluted per common share basis, net income per common share for the nine months ended September 30, 2023 increased 9% from $6.58 to $7.20.

Net operating income increased 7% to $759 million for the nine months ended September 30, 2023, compared with $710 million for the same period in 2022, primarily due to a 28% increase in excess investment income as well as a 6% increase in life underwriting margin. On a diluted per common share basis, net operating income per common share for the nine months ended September 30, 2023 increased from $7.16 to $7.85, a 10% increase. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income in 2023 and 2022 was affected by certain significant and unusual non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

Insurance reserve liabilities are determined each reporting period based on the net level premium method. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date, and expected future experience based on future cash-flow assumptions. The Company regularly reviews its cash flow assumptions (mortality, morbidity, and lapses) used to calculate the change in the liability for future policy benefits and updates those cash flow assumptions as necessary annually in the third quarter, or more frequently if suggested by experience. See Note 6—Policy Liabilities for additional information. The policy liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience in the form of remeasurement gains and losses during the period.

The Company continues to see positive signs in its core operations, including sales and premium growth, favorable persistency, and a strong ROE, excluding accumulated other comprehensive income.

        GL Q3 2023 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022	Change	%
Life insurance underwriting margin	$887,492	$836,603	$50,889	6
Health insurance underwriting margin	280,451	280,913	(462)	—
Annuity underwriting margin	6,546	7,882	(1,336)	(17)
Excess investment income	94,558	73,873	20,685	28
Other insurance:
Other income	185	862	(677)	(79)
Administrative expense	(223,951)	(221,313)	(2,638)	1
Corporate and other	(107,626)	(100,429)	(7,197)	7
Pre-tax total	937,655	878,391	59,264	7
Applicable taxes	(178,424)	(168,685)	(9,739)	6
Net operating income	759,231	709,706	49,525	7
Reconciling items, net of tax:
Realized gain (loss)—investments	(62,380)	(52,808)	(9,572)
Non-operating expenses	(898)	(3,736)	2,838
Legal proceedings	—	(1,119)	1,119
Net income	$695,953	$652,043	$43,910	7

The results for the first nine months of 2023 are impacted, as previously noted, by the reserve development and assumption changes in the third quarter of 2023 and 2022. The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $51 million compared with the prior period, primarily a result of increased premiums, favorable policy obligations as a percent of premium, and a significantly lower remeasurement loss resulting from the assumption updates.

        GL Q3 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2023, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the nine months ended September 30, 2023.

Total premium income rose 3% for the nine months ended September 30, 2023 to $3.3 billion. Total net sales increased 5% to $568 million, when compared with 2022. Total first-year collected premium (defined in the following section) increased 3% to $449 million for 2023 compared to $436 million in 2022.

Life insurance premium income increased 3% to $2.34 billion over the prior-year total of $2.26 billion. Life net sales rose 2% to $414 million for the first nine months of 2023. First-year collected life premium increased 1% to $313 million. Life underwriting margin, as a percent of premium, increased to 38% in 2023 from 37%. Underwriting margin increased to $887 million in 2023, compared to $837 million for the same period in 2022.

Health insurance premium income increased 3% to $983 million over the prior-year total of $956 million. Health net sales rose 15% to $154 million for the first nine months of 2023. First-year collected health premium rose 9% to $136 million. Health underwriting margin, as a percent of premium, was 29% in 2023 and 2022. Health underwriting margin decreased slightly to $280 million for the first nine months of 2023, compared to the same period in 2022.

Excess investment income, the measure of profitability of our investment segment, increased 28% during the first nine months of 2023 to $94.6 million from $73.9 million in the same period in 2022. Excess investment income per common share, reflecting the impact of our share repurchase program and increased net investment income, increased 31% to $0.98 from $0.75 when compared with the same period in 2022.

Insurance administrative expenses increased 1% in 2023 when compared with the prior-year period. These expenses were 6.7% as a percent of premium during 2023 compared to 6.9% in 2022.

For the nine months ended September 30, 2023, the Company repurchased 2.7 million Globe Life Inc. shares at a total cost of $303 million for an average share price of $111.82.

        GL Q3 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
The discussions of our segments are presented in the manner we view our operations, as described in Note 12—Business Segments.

We use three measures as indicators of premium growth and sales over the near term: “annualized premium in force,” “net sales,” and “first-year collected premium.”
•Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the twelve-month period.
•Net sales are calculated as annualized premium issued, net of cancellations in the first thirty days after issue, except in the case of Direct to Consumer, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period has expired. Management considers net sales to be a better indicator of the rate of premium growth than annualized premium issued.
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

        GL Q3 2023 FORM 10-Q

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

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$2,342,429	100	$2,264,895	100	$77,534	3

Policy obligations	1,536,317	66	1,533,726	67	2,591	—
Required interest on reserves	(575,801)	(25)	(548,840)	(24)	(26,961)	5
Net policy obligations	960,516	41	984,886	43	(24,370)	(2)
Commissions, premium taxes, and non-deferred acquisition expenses	251,136	11	222,310	10	28,826	13
Amortization of acquisition costs	243,285	10	221,096	10	22,189	10
Total expense	1,454,937	62	1,428,292	63	26,645	2
Insurance underwriting margin	$887,492	38	$836,603	37	$50,889	6

Net policy obligations amounted to 41% of premium for the nine months ended September 30, 2023 compared to 43% in the year ago period.

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$1,182,346	50	$1,124,112	50	$58,234	5
Direct to Consumer	744,132	32	739,017	32	5,115	1
Liberty National	260,036	11	244,149	11	15,887	7
Other	155,915	7	157,617	7	(1,702)	(1)
Total	$2,342,429	100	$2,264,895	100	$77,534	3

Annualized life premium in force was $3.17 billion at September 30, 2023, an increase of 4% over $3.04 billion a year earlier.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$246,335	59	$246,919	61	$(584)	—
Direct to Consumer	90,593	22	95,303	23	(4,710)	(5)
Liberty National	69,413	17	55,138	14	14,275	26
Other	7,513	2	7,276	2	237	3
Total	$413,854	100	$404,636	100	$9,218	2

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$197,224	63	$195,369	63	$1,855	1
Direct to Consumer	59,735	19	67,072	22	(7,337)	(11)
Liberty National	49,810	16	42,076	13	7,734	18
Other	6,513	2	6,841	2	(328)	(5)
Total	$313,282	100	$311,358	100	$1,924	1

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and other affinity groups and continues to diversify its lead sources, utilizing third-party internet vendor leads, and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor to life premium of any distribution channel at 50% of the Company's September 30, 2023 total life premium. Net sales were $81 million for the three months ended September 30, 2023, up from $76 million in the year-ago period. For the nine months ended September 30, 2023, net sales decreased slightly to $246 million, as compared with $247 million during the same period in 2022. The comparison to prior year sales is challenging due to the strong sales growth a year ago; life sales for the first nine months of 2022 grew 14% over the same period in 2021. The underwriting margin, as a percent of premium, was 45% for the nine months ended September 30, 2023, down from 46% in the year-ago period due to higher acquisition costs.

Below is the average producing agent count for the nine months ended for the American Income Life Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count increased 9% over the year-ago period. The increase in average producing agent count was driven by an increase in new agent recruiting. Sales growth in this division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

	At September 30,		Change
	2023	2022	Amount	%
American Income	10,395	9,511	884	9

        GL Q3 2023 FORM 10-Q

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

DTC net sales declined 5% to $91 million for the nine months ended September 30, 2023 compared with $95 million for the same period in the prior year. This decline is due primarily to reductions in direct mail and mailing insert marketing activity resulting from the impact of inflation on postage and paper costs. While total sales have declined, the focus has been on improving profitability and improving the underwriting margin. DTC’s underwriting margin, as a percent of premium, was 24% for the nine months ended September 30, 2023 compared with 21% for the same period in 2022.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 32% for the nine months ended September 30, 2023, up from 30% during the same period a year ago. The increase is primarily attributable to increased premiums and lower policy obligations as a percent of premium, during the third quarter of 2023 as compared to same period in 2022.

Net sales rose 26% in the nine months ended September 30, 2023 over the same period in 2022. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company continues to project total life net sales to increase for the remainder of 2023 as compared to the prior year.

Below is the average producing agent count for the nine months ended for the Liberty National Division.

	At September 30,		Change
	2023	2022	Amount	%
Liberty National	3,177	2,718	459	17

The Liberty National Division average producing agent count increased significantly compared with the prior-year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. In addition to the aforementioned geographic expansion, we have also started a campaign of market expansion to increase our agency presence in cities where we currently have offices, but not enough to properly serve the community, region, area and city. These tend to be larger geographic cities which will help create long-term sustainable agency growth. Additionally, the agency continues to help improve the ability of agents to develop

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, help the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the division continues to gain momentum in its sales and recruiting initiatives, as well as advances in its technology and CRM platform, the agency anticipates continued growth in recruiting activity and average producing agent count.

The other distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The other distribution channels contributed $156 million of life premium income, or 7% of Globe Life's total life premium income in the nine months ended September 30, 2023, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including accident, cancer, critical illness, heart, and intensive care products.

Health premium accounted for 30% of our total premium in 2023, while the health underwriting margin accounted for 24% of total underwriting margin. Health underwriting margin decreased slightly to $280 million compared to $281 million in the prior year. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$982,916	100	$956,397	100	$26,519	3

Policy obligations	580,676	59	561,502	59	19,174	3
Required interest on reserves	(79,603)	(8)	(76,420)	(8)	(3,183)	4
Net policy obligations	501,073	51	485,082	51	15,991	3
Commissions, premium taxes, and non-deferred acquisition expenses	163,784	16	154,160	16	9,624	6
Amortization of acquisition costs	37,608	4	36,242	4	1,366	4
Total expense	702,465	71	675,484	71	26,981	4
Insurance underwriting margin	$280,451	29	$280,913	29	$(462)	—

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$407,137	42	$401,966	42	$5,171	1
Family Heritage	294,029	30	272,429	28	21,600	8
Liberty National	140,518	14	140,563	15	(45)	—
American Income	89,656	9	87,930	9	1,726	2
Direct to Consumer	51,576	5	53,509	6	(1,933)	(4)
Total	$982,916	100	$956,397	100	$26,519	3

Premium related to limited-benefit supplemental health products comprise $553 million, or 56%, of the total health premiums for 2023 compared with $523 million, or 55%, in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $430 million, or 44%, for 2023 compared with $433 million, or 45%, in the same period in the prior year.

Annualized health premium in force was $1.36 billion at September 30, 2023, an increase of 4% over $1.32 billion a year earlier.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$44,053	29	$38,491	29	$5,562	14
Family Heritage	70,865	46	60,097	45	10,768	18
Liberty National	23,806	15	20,304	15	3,502	17
American Income	13,889	9	13,634	10	255	2
Direct to Consumer	1,773	1	1,637	1	136	8
Total	$154,386	100	$134,163	100	$20,223	15

Health net sales related to limited-benefit supplemental health products comprise $121 million, or 79%, of the total health net sales for 2023 compared with $100 million, or 75%, in the same period in the prior year. Medicare Supplement sales make up the remaining $33 million, or 21%, for 2023 compared with $34 million, or 25%, in the same period in the prior year.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2023		2022
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$47,819	35	$47,345	38	$474	1
Family Heritage	53,456	39	44,617	36	8,839	20
Liberty National	18,877	14	16,870	13	2,007	12
American Income	12,857	10	13,167	11	(310)	(2)
Direct to Consumer	2,638	2	2,228	2	410	18
Total	$135,647	100	$124,227	100	$11,420	9

First-year collected premium related to limited-benefit supplemental health products is $98 million, or 72%, of total first-year collected premium for 2023 compared with $80 million, or 64%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $38 million, or 28%, for 2023 compared with $44 million, or 36%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with sales up 14% from the same period in the prior-year period.
This division includes three different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Benefits, which offers group worksite supplemental health insurance through brokers.

While the increase in sales for this division was driven primarily by sales growth at Globe Life Benefits, the majority of the premium revenue comes from Medicare Supplement and Retiree Health business. Underwriting margin as a percent of premium for the division for the nine months ended September 30, 2023 and 2022 was 11%.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 34% for the nine months ended September 30, 2023 and 2022.
The division experienced a 18% increase in health net sales as compared with the nine-month period a year ago, primarily due to an increase in recruiting, as well as improved agent productivity and training. The division will continue to implement incentive programs to further these increases in the number of producing agents.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the Family Heritage Division. The average producing agent count was up 13% compared with the same period a year ago, driven by a significant increase in recruiting during 2022 and 2023.

	At September 30,		Change
	2023	2022	Amount	%
Family Heritage Division	1,322	1,169	153	13
The Liberty National Division represented 14% of all Globe Life health premium income for the nine-month period ended September 30, 2023. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer and critical illness insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at Liberty National Division was $141 million for the nine months ended September 30, 2023 and 2022. Liberty National's first-year collected premium rose 12% to $19 million in the nine months ended September 30, 2023 compared with $17 million for the same period in 2022. Health net sales for the nine months ended September 30, 2023 rose 17% from the comparable period in 2022. The drivers of Liberty National's business discussed previously in the life insurance section also apply to the health business. Despite the increase in health sales from the prior year, health premiums remained level due to the run off of two older blocks of business that are no longer actively sold. For the nine months ended September 30, 2023 and 2022, underwriting margin as a percent of premium was 56% and 57%, respectively.

The Company's other distribution channels, while primarily focused on selling life insurance, also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 14% of health premium for the nine months ended September 30, 2023 compared with 15% for the same period in 2022.

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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Net investment income	$785,275	$736,317	$48,958	7
Interest on policy liabilities(1)	(690,717)	(662,444)	(28,273)	4
Excess investment income	$94,558	$73,873	$20,685	28

Excess investment income per diluted share	$0.98	$0.75	$0.23	31

Mean invested assets (at amortized cost)	$20,329,079	$19,633,407	$695,672	4
Average insurance policy liabilities	16,677,765	15,972,505	705,260	4
(1)Interest on policy liabilities is a component of total policyholder benefits, a GAAP measure. The amounts presented for 2022 have been retrospectively adjusted to exclude the interest on deferred acquisition costs due to the LDTI standard and the interest on debt.

Excess investment income increased $20.7 million, or 28%, compared with the year-ago period. Excess investment income per diluted common share was $0.98 for the nine months ended September 30, 2023, an increase of 31% over the prior-year period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the nine months ended September 30, 2023 was $785 million or 7% greater than the year-ago period. Mean invested assets increased 4% during the first nine months of 2023 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.18% in the first nine months of 2023, compared with 5.16% a year earlier. Investment income grew in the current period due to the growth in invested assets and the increase in interest rates compared to the prior year. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the investment funds for the nine months ended September 30, 2023 was 6.58%. See additional information in Note 4—Investments. For the full year 2023, we currently anticipate the average new money rate on our fixed maturity acquisitions to be approximately 80 basis points higher than the yield achieved on our 2022 acquisitions.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss included in accumulated other comprehensive income (loss) as of September 30, 2023, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

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

In comparison to the year-ago period, required interest on insurance policy liabilities increased $28 million, or 4%, to $691 million, compared with the 4% growth in average interest-bearing insurance policy liabilities.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2023		2022
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(61,281)	$(0.64)	$(43,802)	$(0.44)
Matured or other redemptions(1)	(125)	—	20,001	0.20
Provision for credit losses	(5,924)	(0.06)	306	0.01
Fair value option—change in fair value	6,284	0.06	(12,594)	(0.13)
Other(2)	(1,334)	(0.01)	(16,719)	(0.17)
Total realized gains (losses)	$(62,380)	$(0.65)	$(52,808)	$(0.53)
(1)During the nine months ended September 30, 2023 and 2022, the Company recorded $39.0 million and $24.0 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in no realized gains (losses), net of tax in either period.
(2)Other realized gains (losses) are primarily a result of changes in the fair value of exchange traded funds.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

During the nine months ended September 30, 2023, it was announced Signature Bank New York and First Republic Bank had entered receivership. As of September 30, 2023, the Company disposed of each of the holdings and incurred a $52 million after-tax realized loss. For the nine months ended September 30, 2022, as investment yields have increased, the Company disposed of certain fixed maturity investments to improve the risk-adjusted, capital-adjusted returns on the portfolio and enhance the yield, credit quality, or diversification of the portfolio.

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cost of acquisitions:
Investment-grade corporate securities	$547,330	$634,213
Investment-grade municipal securities	549,528	541,670
Other investment-grade securities	—	5,491
Total fixed maturity acquisitions(1)	$1,096,858	$1,181,374

Effective annual yield (one year compounded)(2)	5.93%	5.00%
Average life (in years, to next call)	17.1	12.9
Average life (in years, to maturity)	25.4	23.1
Average rating	A+	A
(1)Fixed maturity acquisitions included unsettled trades of $20 million in 2023 and $3 million in 2022.
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

Acquisitions in both periods consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first nine months of 2023, we invested primarily in the municipal, financial, and industrial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.18%, up approximately 2 basis points from the yield in the first nine months of 2022. Further, as previously noted in the discussion of net investment income, the increase in taxable equivalent effective yield was primarily due to new purchase yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2023, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted, capital-adjusted return.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	September 30, 2023	December 31, 2022	September 30, 2022
Average annual effective yield(1)	5.23%	5.19%	5.18%
Average life, in years, to:
Next call(2)	14.4	14.7	14.9
Maturity(2)	18.4	18.5	18.6
Effective duration to:
Next call(2,3)	8.4	8.8	8.8
Maturity(2,3)	10.0	10.4	10.3
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2023 and December 31, 2022.

Fixed Maturities by Sector
September 30, 2023
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$107,098	$—	$(17,270)	$89,828	$2,391,154	$17,541	$(289,661)	$2,119,034	13	13
Banks	36,915	—	(5,103)	31,812	1,308,142	3,588	(145,951)	1,165,779	7	7
Other financial	74,966	—	(27,160)	47,806	1,238,816	1,251	(237,194)	1,002,873	6	7
Total financial	218,979	—	(49,533)	169,446	4,938,112	22,380	(672,806)	4,287,686	26	27
Industrial
Energy	44,670	—	(10,896)	33,774	1,426,415	13,284	(136,363)	1,303,336	7	8
Basic materials	—	—	—	—	1,161,367	3,683	(143,044)	1,022,006	6	7
Consumer, non-cyclical	—	—	—	—	2,145,682	8,586	(318,626)	1,835,642	11	11
Other industrials	25,378	59	(332)	25,105	1,148,842	9,286	(152,074)	1,006,054	6	6
Communications	—	—	—	—	857,038	3,905	(143,564)	717,379	5	4
Transportation	8,403	—	(459)	7,944	532,035	4,585	(51,884)	484,736	3	3
Consumer. cyclical	79,789	—	(16,083)	63,706	536,904	2,120	(95,424)	443,600	3	3
Technology	32,544	—	(1,419)	31,125	281,747	28	(71,425)	210,350	1	1
Total industrial	190,784	59	(29,189)	161,654	8,090,030	45,477	(1,112,404)	7,023,103	42	43
Utilities	34,701	314	(2,335)	32,680	1,998,424	13,550	(190,901)	1,821,073	11	11
Total corporates	444,464	373	(81,057)	363,780	15,026,566	81,407	(1,976,111)	13,131,862	79	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	932,658	2,130	(226,047)	708,741	5	4
Revenues	—	—	—	—	2,386,863	12,029	(470,744)	1,928,148	13	12
Total states, municipalities, and political divisions	—	—	—	—	3,319,521	14,159	(696,791)	2,636,889	18	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	437,467	—	(68,235)	369,232	2	2
Collateralized debt obligations	36,843	4,842	—	41,685	36,843	4,842	—	41,685	—	—
Other asset-backed securities	11,845	—	(583)	11,262	86,796	2	(6,432)	80,366	1	1
Total fixed maturities	$493,152	$5,215	$(81,640)	$416,727	$18,907,193	$100,410	$(2,747,569)	$16,260,034	100	100

        GL Q3 2023 FORM 10-Q

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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio as of September 30, 2023, representing 79% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2023, the total fixed maturity portfolio consisted of 990 issuers.

Fixed maturities had a fair value of $16.3 billion at September 30, 2023, compared with $16.5 billion at December 31, 2022. The net unrealized loss position in the fixed-maturity portfolio increased from $1.8 billion at December 31, 2022 to $2.6 billion at September 30, 2023 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at September 30, 2023 and December 31, 2022, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by composite quality rating at September 30, 2023 and December 31, 2022, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s available ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse, or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $440 million at amortized cost, net of allowance for credit losses ($388 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At September 30, 2023
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$945,832	5	$796,460	5
AA	3,193,624	17	2,488,122	15
A	5,161,393	27	4,582,392	28
BBB+	3,609,077	19	3,204,032	20
BBB	4,196,940	22	3,618,741	22
BBB-	1,307,175	7	1,153,560	7
Total investment grade	18,414,041	97	15,843,307	97	A-

Below investment grade:
BB	422,315	3	342,792	2
B	30,376	—	28,586	—
Below B	40,461	—	45,349	1
Total below investment grade	493,152	3	416,727	3	BB-
	$18,907,193	100	$16,260,034	100

Weighted average composite quality rating					A-

        GL Q3 2023 FORM 10-Q

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
The overall quality rating of the portfolio is A-, the same as of year-end 2022. Fixed maturities rated BBB are 48% of the total portfolio at September 30, 2023, down from 51% at December 31, 2022. While this ratio is high relative to our peers, it is at its lowest level in over 10 years and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of September 30, 2023. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$542,497	$701,546
Downgrades by rating agencies	56,217	50,163
Upgrades by rating agencies	(32,540)	(97,495)
Dispositions	(68,319)	(115,108)
Provision for credit losses	(7,500)	(31)
Amortization and other	2,797	4,293
Balance at end of period	$493,152	$543,368

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 7% of our shareholders’ equity excluding accumulated other comprehensive income as of September 30, 2023. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2023		2022		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$89,068	2.7	$94,883	2.9	$(5,815)	(6)
Other employee costs	27,850	0.8	31,992	1.0	(4,142)	(13)
Information technology costs	47,106	1.4	40,807	1.3	6,299	15
Legal costs	10,614	0.3	9,175	0.3	1,439	16
Other administrative costs	49,313	1.5	44,456	1.4	4,857	11
Total insurance administrative expenses	223,951	6.7	221,313	6.9	2,638	1

Parent company expense	8,254		8,089		165
Stock compensation expense	22,732		26,603		(3,871)
Legal proceedings	—		1,416		(1,416)
Non-operating expenses	1,137		4,729		(3,592)
Total operating expenses, per Condensed Consolidated Statements of Operations	$256,074		$262,150		$(6,076)	(2)

Total operating expenses for September 30, 2023 decreased in comparison with the prior year primarily due to decreases in stock compensation expense and other non-operating costs. Insurance administrative expenses increased $2.6 million primarily due to higher information technology costs, information security costs, and other administrative costs offset by a decline in pension-related employee benefit costs. Insurance administrative expenses as a percent of premium were 6.7% for the nine months ended September 30, 2023 compared to 6.9% for the same period in 2022.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986, and is reviewed with the Board of Directors by management quarterly and reaffirmed by the Board of Directors annually. With no specified authorization amount, management determines the amount of repurchases based on the amount of the excess cash flows after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Since implementing our share repurchase program in 1986, we have used $9.3 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

Excess cash flow at the Parent Company is primarily comprised of dividends received from the insurance subsidiaries less interest expense paid on its debt and other limited operating activities. The majority of our share repurchases are made from excess cash flow after the payment of shareholder dividends. Additionally, when stock options are exercised, proceeds from these exercises and the resulting tax benefit are used to repurchase additional shares on the open market to minimize dilution as a result of the option exercises. On August 10, 2023, the Board of Directors reauthorized the Parent Company’s share repurchase program in amounts and with timing that management, in consultation with the Board, determines to be in the best interest of the Company and its shareholders.
The following chart summarizes share repurchases for the nine month periods ended September 30, 2023 and 2022.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2023			2022
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company(1)	2,708	$302,849	$111.82	2,832	$278,822	$98.46
Option exercise proceeds	526	60,216	114.58	555	56,630	102.04
Total	3,234	$363,065	$112.27	3,387	$335,452	$99.04
(1)Excludes excise tax on the repurchase of treasury stock of $2.9 million for the nine months ended September 30, 2023.
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

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

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

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2023	2022	Projected 2023	2022
Liquidity Sources:
Dividends from Subsidiaries	$411,661	$353,109	$460,000—470,000	$407,042
Excess Cash Flows(1)	387,879	329,478	420,000—430,000	358,981
(1)Excess cash flows are reported gross of shareholder dividends. For the nine months ended September 30, 2023 and 2022, shareholder dividends were $63 million and $60 million, respectively. For the twelve months ended December 31, 2023, we project approximately $84 million in shareholder dividends, compared to the $81 million paid in 2022.

Dividends from subsidiaries and excess cash flows are projected to be higher in 2023 than in 2022 primarily due to lower life obligations and the growth in our underwriting margins, both of which resulted in higher statutory earnings generated by the affiliates. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. At September 30, 2023, the Parent Company had access to $69 million of invested cash, net intercompany receivables, and other liquid assets.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While the Parent Company may request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. The credit agreement will mature on September 30, 2026. As of September 30, 2023, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2023	December 31, 2022	September 30, 2022
Balance of commercial paper at end of period (par value)	$251,000	$285,000	$270,000
Annualized interest rate	5.65%	4.78%	3.13%
Letters of credit outstanding	$115,000	$125,000	$125,000
Remaining amount available under credit line	384,000	340,000	355,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Average balance of commercial paper outstanding during period (par value)	$296,816	$322,788
Daily-weighted average interest rate (annualized)	5.33%	1.15%
Maximum daily amount outstanding during period (par value)	$477,700	$500,529

The Company reduced the commercial paper borrowings by $34 million since year-end. We had no difficulties in accessing the commercial paper market under this facility during the nine months ended September 30, 2023 and 2022.

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

Consolidated Liquidity. Consolidated net cash inflows from operations were $1.09 billion in the first nine months of 2023, compared with $1.05 billion in the same period of 2022. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale and other long-term investments in the amount of $538 million during the first nine months of 2023. As previously noted under the caption Credit Facility, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $169 million at September 30, 2023, compared with $207 million at December 31, 2022. In addition to these liquid assets, $16 billion of fixed income securities are available for sale in the event of an unexpected need. Approximately $767 million, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

        GL Q3 2023 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Long-Term Borrowings. The outstanding long-term debt at book value was $1.8 billion at September 30, 2023 and $1.6 billion at December 31, 2022.

Selected Information about Debt Issues
As of September 30, 2023
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$546,113	$521,290
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	396,558	309,828
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	245,778	228,709
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,422	114,972
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,287	242,450
Term loan(2)	05/11/2023	11/11/2024	6.200%	quarterly	170,000	169,425	169,425
Total long-term debt					1,820,000	1,798,583	1,586,674

FHLB borrowings					198,000	198,000	198,000
Commercial paper					251,000	249,537	249,537
Total short-term debt					449,000	447,537	447,537

Total debt					$2,269,000	$2,246,120	$2,034,211
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

Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
Interest on funded debt	$55,732	$60,235	$(4,503)	(7)
Interest on term loans	4,605	—	4,605	—
Interest on short-term debt	16,284	5,463	10,821	198
Other	19	39	(20)	(51)
Financing costs	$76,640	$65,737	$10,903	17

During the first nine months of 2023, financing costs increased 17% compared with the prior year. The increase in financing costs is primarily due to higher short-term interest rates. More information on our debt transactions is disclosed in the Financial Condition section of this report.

        GL Q3 2023 FORM 10-Q

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

Shareholders’ equity was $4.6 billion at September 30, 2023. This compares with $3.9 billion at December 31, 2022 and $3.6 billion at September 30, 2022, as adjusted. During the nine months since December 31, 2022, shareholders’ equity increased as a result of net income of $696 million during the first nine months of 2023, but was offset by share repurchases of $303 million and an additional $60 million in share repurchases to offset the dilution from stock option exercises. Additionally, the balance of AOCI declined $331 million primarily due to increased interest rates and discount rates over the period.

On September 12, 2023, the Parent Company announced that it had declared a quarterly dividend of $0.2250 per share. This dividend was paid on November 1, 2023.

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

        GL Q3 2023 FORM 10-Q

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

The Company reviews, and updates as necessary, its cash flow assumptions (mortality, morbidity, and lapses) used to calculate the change in the liability for future policy benefits at least annually. These cash flow assumptions are reviewed at the same time every year, or more frequently, if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums, or the present value of future policyholder benefits exceeds the present value of expected future gross premiums, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Condensed Consolidated Statements of Operations. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse assumptions are based on Globe Life's experience.

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

        GL Q3 2023 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

The following table illustrates the interest rate sensitivity of our liability for future policy benefits as of September 30, 2023 and 2022. This table measures the effect of a parallel shift in discount rates on the liability. The data measures the change in reported value arising from an immediate change in rates in increments of 50 and 100 basis points, which would be recorded as a component of OCI.

Value of Liability for Future Policy Benefits
(Dollar amounts in thousands)

	At September 30,
Change in Discount Rates(1)	2023	2022
(200)	$25,040,320	$25,687,257
(100)	20,510,540	20,998,753
(50)	18,739,489	19,162,906
0	17,218,098	17,585,172
50	15,902,308	16,220,542
100	14,757,077	15,033,077
200	12,871,415	13,079,552
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

DAC is amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs on the Condensed Consolidated Statements of Operations. The in-force metric used to compute the DAC amortization rate is annualized premium in force. The assumptions used to amortize acquisition costs include mortality, morbidity, and lapses. These assumptions will be reviewed at least annually and revised in conjunction with any change in the future policy benefit assumptions. The effect of changes in the assumptions will be recognized over the remaining expected contract term as a revision of future amortization amounts.

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

        GL Q3 2023 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2023.

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

As of the end of the fiscal period completed September 30, 2023, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended September 30, 2023 there have not been any changes to Globe Life Inc.'s internal control over financial reporting, or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q3 2023 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Certain Equity Securities by the Issuer and Others for the Third Quarter of 2023

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	198,437	$111.40	198,437
August 1-31, 2023	441,144	112.60	441,144
September 1-30, 2023	220,600	109.82	220,600

On August 10, 2023, the Globe Life Board of Directors reaffirmed its continued authorization of the Company's stock repurchase program in amounts and with timing that management, in consultation with the Board, determined to be in the best interest of the Company. The program has no defined expiration date or maximum shares to be repurchased.

Item 5. Other Information

(c) Trading arrangements

None

        GL Q3 2023 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated By-laws of Globe Life Inc., as amended August 10, 2023
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden
31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach
32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

        GL Q3 2023 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: November 6, 2023	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: November 6, 2023	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: November 6, 2023	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q3 2023 FORM 10-Q