Form 10-K
period 2023-12-31
GLOBE LIFE INC.
filed 2024-02-28
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
[ ☒ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

GL 2023 FORM 10-K

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                       ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.         ☒

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10.4 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2024
Common Stock, $1.00 par value per share	93,707,838 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2024 (Proxy Statement)	Part III

GL 2023 FORM 10-K

Globe Life Inc.

GL 2023 FORM 10-K

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

GL 2023 FORM 10-K

The following table presents Globe Life's business by primary marketing distribution method. Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 15—Business Segments within the Notes to the Consolidated Financial Statements.

Primary Distribution Method	Underwriting Company	Products and Target Markets	Distribution

Direct to Consumer Division	Globe Life And Accident Insurance Company McKinney, Texas	Individual life and supplemental health limited-benefit insurance including juvenile and senior life coverage and Medicare Supplement to lower middle-income to middle-income Americans.	Nationwide distribution through direct to consumer channels: including direct mail, electronic media, and insert media.

American Income Life Division	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health limited-benefit insurance marketed to working families.	10,579 average producing agents in the U.S., Canada, and New Zealand.

Liberty National Division	Liberty National Life Insurance Company McKinney, Texas	Life and supplemental health limited-benefit insurance distributed through in-home and worksite channels.	3,229 average producing agents in the U.S.

Family Heritage Division	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to lower middle-income to middle-income families.	1,334 average producing agents in the U.S.

United American Division	United American Insurance Company McKinney, Texas	Supplemental health Medicare coverage to beneficiaries and, to a lesser extent, supplemental limited-benefit coverage to people under age 65.	3,223 independent producing agents in the U.S.

GL 2023 FORM 10-K

Insurance
Life Insurance

The distribution channels for life insurance products include direct to consumer, exclusive agents, and independent agents. These methods are described in greater detail within the primary marketing distribution channel chart as shown above. The following table presents annualized premium in force for the three years ended December 31, 2023 by distribution method:

	Annualized Premium in Force(1) (Dollar amounts in thousands)
	2023	2022	2021
Direct to Consumer	$933,057	$936,507	$929,197
Exclusive agents:
American Income	1,654,197	1,553,003	1,458,408
Liberty National	390,693	360,963	341,332
Independent agents:
United American	6,958	7,609	8,426
Other	200,840	203,438	205,822
	$3,185,745	$3,061,520	$2,943,185
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

	Annualized Premium in Force (Dollar amounts in thousands)
	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Whole life:
Traditional	$2,213,816	69	$2,106,878	69	$2,011,349	68
Interest-sensitive	29,929	1	31,838	1	33,912	1
Term	753,261	24	756,471	25	750,005	26
Other	188,739	6	166,333	5	147,919	5
	$3,185,745	100	$3,061,520	100	$2,943,185	100

	Policy Count and Average Face Amount Per Policy (Dollar amounts in thousands)
	2023		2022		2021
	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy
Whole life:
Traditional	9,050,091	$16.0	9,011,227	$15.7	8,963,774	$15.3
Interest-sensitive	176,339	20.4	183,887	20.4	191,536	20.4
Term	4,680,364	15.1	4,720,870	15.3	4,731,044	15.3
Other	479,664	17.3	453,515	16.1	432,372	15.3
	14,386,458	$15.8	14,369,499	$15.6	14,318,726	$15.3

GL 2023 FORM 10-K

Health Insurance

The following table presents Globe Life's health insurance annualized premium in force for the three years ended December 31, 2023 by distribution channel.

	Annualized Premium in Force (Dollar amounts in thousands)
	2023	2022	2021
Direct to Consumer	$70,249	$72,161	$74,627
Exclusive agents:
Liberty National	200,160	196,336	196,783
American Income	116,962	113,087	111,102
Family Heritage	418,693	387,897	363,226
Independent agents:
United American	579,237	558,373	540,340
	$1,385,301	$1,327,854	$1,286,078

Globe Life offers Medicare Supplement and limited-benefit supplemental health insurance products that include accident, cancer, critical illness, heart, and intensive care products. These products are designed to supplement health coverage that applicants already own. Medicare Supplements are offered to enrollees in the traditional fee-for-service Medicare program. Medicare Supplement plans are standardized by federal regulation and are designed to pay deductibles and co-payments not paid by Medicare.

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2023 by product category.

	Annualized Premium in Force (Dollar amounts in thousands)
	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$782,424	56	$735,858	55	$700,767	54
Medicare Supplement	602,877	44	591,996	45	585,311	46
	$1,385,301	100	$1,327,854	100	$1,286,078	100

Annuities

Annuity products include single-premium and flexible-premium deferred annuities. Annuities in each of the three years ended December 31, 2023, comprised less than 1% of premium. The Company does not currently market stand-alone fixed or deferred annuity products.

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

GL 2023 FORM 10-K

Underwriting

The underwriting standards of Globe Life's insurance subsidiaries are established by management. Each subsidiary uses information obtained from the application, and in some cases additional information such as, telephone interviews with applicants, inspection reports, pharmacy data, motor vehicle records, responses to both medical and non-medical questions, doctors’ statements and/or medical examinations. This information is used to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage, or rejected.

Reserves

The life insurance policy reserves reflected in Globe Life's consolidated financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America (GAAP). These reserves, with future premiums and the associated interest compounded at assumed rates, are expected to be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and lapse assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health insurance policies written by Globe Life's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Globe Life's reserves are reported in Note 1—Significant Accounting Policies. Reserves for annuity products and certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Reinsurance

Globe Life has historically participated in very limited third-party reinsurance as a result of the low face amounts of the policies sold by the Company. See Schedule IV, Note 5—Commitments and Contingencies, Note 6—Policy Liabilities, and Note 8—Liability for Unpaid Claims for more information.

Investments

The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Globe Life insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Approximately 91% of our invested assets, at fair value, are fixed maturities at December 31, 2023 (see Note 4—Investments and Management’s Discussion and Analysis).

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

GL 2023 FORM 10-K

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

Human Capital Management

Globe Life's talent base encompasses a broad range of experience that possesses the depth of critical skills to efficiently and effectively accomplish our business purpose and mission, serve our policyholders, and protect our shareholders' interests. Maintaining superior human capital is a key driver to the success and longevity that our Company has experienced since its origins dating back to the early 1900s. As of December 31, 2023, the Company had 3,636 full time, part-time, and temporary employees, a 3% increase over the prior year. The increase in headcount in 2023 was primarily to support the increased growth in recent periods, as well as lower attrition levels than normal. The Company engages over 15,400 independently-contracted insurance agents. Refer to Management's Discussion & Analysis for exclusive agent counts.

People, Culture, and Community

At Globe Life, we are united by our mission to—Make Tomorrow Better1 and this starts with our employees and agents. Beyond providing insurance protection for millions of individuals, serving our policyholders and generating financial results for our shareholders, we focus on cultivating a healthy, positive culture and a thriving community within and among our campuses that is inclusive of and attractive for all. Globe Life promotes a diverse work force, where differences are celebrated and inclusiveness is embraced, to better enable our employees to consistently achieve outstanding individual and collective results. Our commitment to diversity starts at the top; of the 10 independent Board members, 60% are women and 30% are racial/ethnic minorities as of December 31, 2023.
1Per the Globe Life Employee Handbook, the Globe Life mission statement is "We help families Make Tomorrow Better by working to protect their financial future."

GL 2023 FORM 10-K

As of December 31, 2023 and 2022, the Globe Life employees, (excluding independently-contracted agents) identify as follows:

2023
Ethnicity/Race		Gender		Generations
White	52%	Female	68%	Baby Boomers (1946-1964)	16%
Black or African American	24	Male	32	Gen X (1965-1977)	29
Hispanic or Latino	13			Millennials (1978-1995)	45
Asian	9			Gen Z (1996-2012)	10
American Indian or Alaskan Native	1
Native Hawaiian or Pacific Islander	—
Other or Not Specified	1
Total	100%		100%		100%

2022
Ethnicity/Race		Gender		Generations
White	54%	Female	68%	Baby Boomers (1946-1964)	18%
Black or African American	22	Male	32	Gen X (1965-1977)	30
Hispanic or Latino	13			Millennials (1978-1995)	43
Asian	9			Gen Z (1996-2012)	9
American Indian or Alaskan Native	1
Native Hawaiian or Pacific Islander	—
Other or Not Specified	1
Total	100%		100%		100%

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

We strive to Make Tomorrow Better, in part by giving financial and service contributions to programs that provide hands-on assistance in the communities where we live, work, serve, and visit. We focus our charitable giving on organizations that support children, families, veterans, and seniors, as well as those that work to ensure people are able to live full, healthy lives. These categories align with our mission to help families Make Tomorrow Better by working to protect their financial future. In 2023, we provided financial support of approximately $4.3 million to organizations within that focus, including charities that support underserved communities, provide scholarships to youth, and advance equity and diversity efforts.

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

GL 2023 FORM 10-K

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

GL 2023 FORM 10-K

Item 1A. Risk Factors

Risks Related to Our Business

The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations.

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

A failure to effectively develop new methods of reaching consumers, realize cost efficiencies or generate an attractive value proposition in our Direct to Consumer Division business could result in reduced sales and profits. In addition, if we do not provide an attractive career opportunity with competitive compensation as well as motivation for producing agents to increase sales of our products, our growth could be impeded. Doing so may be difficult due to many factors, including but not limited to, fluctuations in economic and industry conditions and the effectiveness of our compensation programs and competition among other companies.

Our life insurance products are sold in niche markets. We are at risk should any of these markets diminish.

We have several life distribution channels that focus on distinct market niches, three of which are labor unions, affinity groups, and sales via Direct to Consumer solicitations. Deterioration of our relationships with either organized labor union groups or affinity groups, or adverse changes in the public’s receptivity to Direct to Consumer marketing initiatives could negatively affect our life insurance business.

Actual or alleged misclassification of independent contractors at our insurance subsidiaries could result in adverse legal, tax or financial consequences.

A significant portion of our sales agents are independent contractors. Although we believe we have properly classified such individuals, a risk nevertheless exists that a court, the Internal Revenue Service or other authority will take the position that our sales agents are employees. From time-to-time, we are subject to civil litigation, including class and collective action litigation, alleging that we have improperly classified certain of our sales agents as independent contractors. A future adverse judgment in connection with such litigation could result in substantial damages. Future changes in rules, regulations or interpretations of existing rules and regulations could require us to reclassify all or a portion of our agents as employees and the impact could significantly increase our operating costs and negatively impact our insurance business.

The use of third-party vendors to support the Company's operations makes the Company susceptible to the operational risk of those third parties, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

The Company utilizes third-party vendors to provide certain business support services and functions, which exposes the Company to risks outside the control of the Company that may lead to business disruptions. The reliance on these third-party vendors creates a number of business risks, such as the risk that the Company may not maintain service quality, control or effective management of the outsourced business operations and that the Company cannot control the information systems, facilities or networks of such third-party vendors. Additionally, the Company is at risk of being unable to meet legal, regulatory, financial or customer obligations if the information systems, facilities or networks of a third-party vendor are disrupted, damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cybersecurity incidents, ransomware or other impacts to vendors, including labor strikes, political unrest and terrorist attacks. The Company may be adversely affected by a third-party vendor who operates in a poorly controlled manner or fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

GL 2023 FORM 10-K

Financial and Strategic Risks

Our investments are subject to market and credit risks. Significant downgrades, delinquencies and defaults in our investment portfolio could potentially result in lower net investment income and increased realized and unrealized investment losses.

Our invested assets are subject to the customary risks of defaults, downgrades, and changes in market values. Our investment portfolio consists predominately of fixed income investments, where we are exposed to the risk that individual issuers will not have the ability to make required interest or principal payments. A concentration of these investments in any particular issuer, industry, group of related industries or geographic areas could increase this risk. Factors that may affect both market and credit risks include interest rate levels (consisting of both treasury rate and credit spread), financial market performance, disruptions in credit markets, general economic conditions, legislative changes, particular circumstances affecting the businesses or industries of each issuer and other factors beyond our control.

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

Declines in interest rates expose insurance companies to the risk that they will fail to earn the level of interest on investments assumed in pricing products and in setting discount rates used to calculate policy liabilities, which could have a negative impact on income. Significant decreases in interest rates could result in calls by issuers of investments, where such features are available to issuers. Any such calls could result in a decline in our investment income, as reinvestment of the proceeds would likely be at lower interest rates.

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

GL 2023 FORM 10-K

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

We are subject to liquidity risks associated with sourcing a concentration of our funding from the Federal Home Loan Bank (“FHLB”).

We use institutional funding agreements originating from FHLB, which from time to time serve as a significant source of our liquidity. Additionally, we use agreements with the FHLB to meet near-term liquidity needs. If the FHLB were to change its definition of eligible collateral, we could be required to post additional amounts of collateral in the form of cash or other assets. Additionally, if our creditworthiness falls below the FHLB’s requirements or if legislative or other political actions cause changes to the FHLB’s mandate or to the eligibility of life insurance companies to be members of the FHLB system, we could be required to find other sources to replace this funding, which may prove difficult and increase our liquidity risk.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or access capital, as well as affect our cost of capital.

Should interest rates increase in the future, the higher interest expense on any newly issued debt may reduce net income. In addition, if the credit and capital markets were to experience significant disruption, uncertainty and instability, these conditions could adversely affect our access to capital. Such market conditions could limit our ability to replace maturing debt obligations in a timely manner, or at all, and/or access the capital necessary to grow our business and maintain required capital levels and credit ratings.

In the event that current sources of liquidity do not satisfy our needs, we may have to seek additional financing or raise capital. The availability and cost of additional financing or capital depend on a variety of factors such as market conditions, the general availability of credit or capital, the volume of trading activities, the overall availability of credit to the insurance industry and our credit ratings and credit capacity. Additionally, customers, lenders or investors could develop a negative perception of our financial prospects if we were to incur large investment losses or if the level of our business activity decreased due to a market downturn. Our access to funds may also be impaired if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms or at all. As such, we may be forced to delay raising capital, issue shorter term securities than we would prefer or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If so, our results of operations, financial condition, consolidated RBC, and cash flows could be materially negatively affected.

Industry Risks

Variations in actual-to-expected rates of mortality, morbidity and policyholder behavior could materially negatively affect our results of operations and financial condition.

We establish policy reserves to pay future policyholder benefits. These reserves do not represent an exact calculation of liability, but rather are actuarial estimates based on models and accounting requirements that include many assumptions and projections which are inherently uncertain. The reserve assumptions involve the exercise of significant judgment with respect to levels or trends of mortality, morbidity, lapses, and discount rates. Changes in assumptions could materially impact our financial condition and results of operations. Further, actual results may differ significantly from the levels assumed, which could result in increased policy obligations and expenses and thus negatively affect our profit margins and income.

GL 2023 FORM 10-K

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

A significant percentage of the supplemental health insurance premiums that our insurance subsidiaries earn is from Medicare Supplement insurance. Medicare Supplement insurance, including conditions under which the premiums for such policies may be increased, is highly regulated at both the state and federal level. As a result, Medicare Supplement business is characterized by lower profit margins than life insurance and requires strict administrative discipline and economies of scale for success. Since Medicare Supplement policies are coordinated with the federal Medicare program, which commonly experiences health care inflation every year, annual premium rate increases for the Medicare Supplement policies are typically necessary. Accordingly, the inability to obtain approval of appropriate premium rate increases for supplemental health insurance plans in a timely manner from state insurance regulatory authorities could adversely impact their profitability and thus our business, financial condition, and results of operations.

Our business is subject to the risk of the occurrence of catastrophic events that could adversely affect our financial condition or operations.

Our insurance policies are issued to and held by a large number of policyholders throughout the United States in relatively low-face amounts. Accordingly, it is unlikely that a large portion of our policyholder base would be affected by a single natural disaster. However, our insurance operations could be exposed to the risk of catastrophic mortality or morbidity caused by events such as a pandemic or other public health issues, hurricane, earthquake, or man-made catastrophes, including acts of terrorism or war, which may produce significant claims in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. In addition, government, business and consumer reactions to public health events could result in material negative impacts to our business and operations.

Our life and health insurance products are particularly exposed to risks of catastrophic mortality, such as a pandemic or other events that result in a large number of deaths. In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on our workforce and business operations. The likelihood and severity of such events cannot be predicted and are difficult to estimate. In such an event, the impact to our operations could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our producing agents or our employees performing operational tasks and supporting computer-based data processing, or impair or destroy our capability to transmit, store, and retrieve valuable data. In addition, in the event that a significant number of our management were unavailable following a disaster, the achievement of our strategic objectives could be negatively impacted.

We are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models.

Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

GL 2023 FORM 10-K

Our business is subject to the risk of direct or indirect effects of climate change.

Climate change may increase the frequency and severity of weather-related events and natural disasters, which may adversely impact our mortality and morbidity rates and disrupt our business operations. In addition, climate change and climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio.

Legal, Regulatory, and Compliance Risks

Our businesses are heavily regulated and changes in regulation may reduce our profitability and growth.

Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they conduct business. The primary purpose of this supervision and regulation is the protection of policyholders, not investors. Regulatory agencies have broad administrative power over numerous aspects of our business, including premium rates for our life, Medicare Supplement and other supplement health products, as well as other terms and conditions included in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, agent licensing, policy forms, capital adequacy, solvency, reserves and permitted investments. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses or approvals. The insurance laws, regulations and policies currently affecting our companies may change at any time, possibly having an adverse effect on our business. Should regulatory changes occur, we may be unable to maintain all required licenses and approvals, or fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of such laws and regulations. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend some or all of our business activities and/or impose substantial fines.

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

The collection, maintenance, use, disclosure, and disposal of personally identifiable information by our insurance subsidiaries are regulated at the international, federal, and state levels. Applicable laws and rules are subject to change by legislation or administrative or judicial interpretation. We are subject to the privacy and security provisions of federal laws including, but not limited to, the Gramm-Leach-Biley Act of 1999 (GLBA), the Health Information Technology for Economic and Clinical Health Act (HITECH), and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA additionally requires that we impose privacy and security requirements on our business associates. Various state laws also address the use and disclosure of personally identifiable information, to the extent they are more restrictive than these and other federal laws. Further, approximately half of the states have adopted a form of the National Association of Insurance Commissioners’ data security model law, which imposes security requirements. Noncompliance with these laws, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation, and results of operations and could result in material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business, and injunctive relief.

GL 2023 FORM 10-K

General Risk Factors

The failure to maintain effective and efficient information systems at the Company could adversely affect our financial condition and results of operations.

Our business is highly dependent upon the internet, third-party service providers, and information systems to operate in an efficient and resilient manner. We gather and maintain data for the purpose of conducting marketing, actuarial analysis, sales, and policy administration functions.

Malicious third parties, employee or agent errors or disasters affecting our information systems could impair our business operations, regulatory compliance, and financial condition. Employee or agent malfeasance or errors in the handling of our information systems may result in unauthorized access to customer or proprietary information, or an inability to use our information systems to efficiently support business operations.

As a result of more frequent and sophisticated cyberattacks and the highly regulated nature of the insurance industry, we must continually implement new, and maintain existing, technology or adapt existing technology to protect against security and privacy incidents and to meet compliance requirements of new and proposed regulations. Our ability to modernize and maintain our information technology systems and infrastructure requires us to commit significant resources and effective planning and execution.

Any incident affecting confidential information systems resulting from the above factors could damage our reputation in the marketplace, deter potential customers from purchasing our products, result in the loss of existing customers, subject us to significant civil and criminal liability, constrain cash flows, or require us to incur significant technical, legal, or other expenses. In addition, should we be unable to implement or maintain our technology effectively, efficiently, or in a timely manner, it could result in poor customer experience, poor agent experience, additional expenses, reputational harm, legal and regulatory actions, and other adverse consequences. This could also result in the inability to effectively support business operations.

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
We may fail to meet expectations relating to corporate responsibility and sustainability standards and practices.

Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of corporate responsibility and sustainability standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, certain corporate responsibility and sustainability rules or standards that would apply to our business. Our practices may be judged by these standards that are continually evolving and not always clear. Our decisions or priorities are made with the considerations of all stakeholders. Prevailing corporate responsibility and sustainability standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage these standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators, or others. Additionally, we could fail to report accurately or achieve progress on our metrics on a timely basis, or at all, which in-turn could adversely affect our reputation, business, financial performance and growth. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.

GL 2023 FORM 10-K

Item 1B. Unresolved Staff Comments

As of December 31, 2023, Globe Life had no unresolved SEC staff comments.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented a comprehensive Enterprise Risk Management (“ERM”) process to identify, assess and manage risks related to our overall organization, including material risks from cybersecurity threats. Our ERM process takes a holistic view of our specific risks and our strategy to anticipate and manage possible risks. Our Executive Vice President, General Counsel and Chief Risk Officer (“CRO”) oversees our ERM program and execution of our risk strategy, including as it relates to cyber risk. The Chief Information Security Officer ("CISO"), who reports to the CRO, leads our cyber risk management and strategy and the Information Security Department.

Our cyber risk management and information security strategy includes elements to identify threats, assess risks, implement protective controls, detect attempts from threat actors to compromise the confidentiality, integrity, and availability of information and information systems, respond to those events and ultimately recover from incidents. We use a threat-based approach to identify and assess cyber risks. This approach includes membership in threat intelligence organizations such as the FS-ISAC (Financial Services Information Sharing and Analysis Center) to identify standard and emerging cyber-threats to financial services organizations and specifically to insurance companies. We also monitor for threats through vendor alerts, manufacturer bulletins, and government advisories.

Identified threats are analyzed using a recognized risk assessment model to consistently assess the likelihood and impact of these threats. We then map these threats to a well-established industry model called MITRE ATT&CK to identify areas of vulnerability. This analysis produces a likelihood score that is used in conjunction with an impact analysis to calculate the preliminary level of risk. The impact analysis includes factors such as disruption to business operations, employee and customer data, legal issues, reputational harm, and regulatory compliance. Based on the preliminary level of risk, we also analyze compensating controls and other factors to arrive at a residual risk level. If appropriate, additional mitigations may be planned based on this risk level.

We manage identified cyber risks by designing and implementing information security policies and controls addressing a wide range of current cyber threats. These policies and associated standards are designed to comply with current applicable legal and regulatory requirements and align with recognized frameworks for cybersecurity risk management. We review and update these policies and controls regularly in order to confirm ongoing alignment with the constantly changing threat landscape and evolving compliance requirements.

We assess the effectiveness of our policies and controls internally as well as through the engagement of third parties to conduct regular reviews, penetration tests, and vulnerability scans of information systems and applications. Results from these assessments help inform updates to risk assessments, changes to security controls and processes, and updates to policies and standards as appropriate. We employ a variety of measures to detect, prevent, and reduce the frequency and severity of cybersecurity incidents, which may include, but are not limited to, the use of encryption, intrusion prevention, endpoint security, password protection, multi-factor authentication, internal phishing testing and security awareness training, and vulnerability scanning and penetration testing.

In addition, we have implemented a third-party risk management program to assess our vendors’ ability to adequately protect information, which includes requiring agreements with our vendors that address cybersecurity. We periodically review and assess certain third parties’ adherence to these agreements and review for information security (including cybersecurity) incidents experienced by our third-party vendors.

Due to the type and volume of information that we collect and store to provide insurance coverage to prospective and current policyholders, we are an attractive target for cyber threat actors seeking financial gain. Our failure to maintain the safety of our policyholder’s information could have a material adverse effect on our reputation, financial condition and results of operations. To date, we have not experienced a cybersecurity incident that resulted in a material adverse effect on our business strategy, results of operations, or financial condition; however, there can be no guarantee that we will not experience such an incident in the future. Although we maintain cybersecurity insurance, the costs and expenses related to cybersecurity incidents may not be fully insured. We describe whether

GL 2023 FORM 10-K

and how risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition under Item 1A. Risk Factors, General Risk Factors, "The failure to maintain effective and efficient information systems at the Company could adversely affect our financial condition and results of operations."

Governance

Our Board of Directors considers information security to be an enterprise-wide risk management issue and oversees material cybersecurity risks through the Audit Committee. The Audit Committee is designated with the responsibility to monitor and periodically report to the full Board regarding management’s risk management and information security processes. The ERM Committee and the Operational Risk Committee (“ORC”) are the senior management-level entities designated with the responsibility to oversee the execution of our risk strategy, including as it relates to cyber risk. These Committees are composed of an enterprise-wide representative group of the Company’s Executive and Senior Vice Presidents, as well as other essential directors and personnel. The ERM Committee is chaired by our CRO, and the ORC is chaired by our Chief Security Officer (“CSO”). The Chief Information Officer (“CIO”) and CISO serve on both Committees. Our CRO has over a decade of experience managing risks at the Company, including risks from cybersecurity threats. Our current CIO has over 15 years of experience managing risks, including risks from cybersecurity threats. Our current CSO has a Certified Information Systems Security Professional certification, a Certified Information Systems Auditor certification, a Certified in Risk and Information Systems Control certification, and over 20 years of experience in cybersecurity. The CISO serves on both Committees and leads cyber governance and strategy, as well as cyber risk and incident management. The current CISO holds a master's degree in cybersecurity, has a Certified Information Systems Security Professional certification, and has over a decade of experience in cybersecurity.

The CISO assesses cyber risk and provides recommendations for management decision(s) by the ORC on a routine basis. The CISO briefs the Audit Committee on a quarterly basis. These updates include compliance with applicable regulations as well as current or planned changes to the regulations, an overview of the current cyber threats, risk management activities, and discussions of cyber incident investigations that warrant the attention of the Board. The CISO also provides an annual update to the entire Board of Directors on changes in cybersecurity, top threats facing the Company, key risks and mitigation efforts, and any potential material cybersecurity incidents. The Chair of the Audit Committee also provides a quarterly report to the Board on any information security topics presented to the Audit Committee by management.

Incident Management

The Company maintains and tests a cybersecurity incident response plan that outlines steps for the containment, investigation of, response to and recovery from cyber events. The plan also includes information pertaining to roles and responsibilities, escalation, third party support, documentation, reporting, and law enforcement engagement. Escalation is designed to raise awareness of events that may require disclosure to help ensure assessments are performed without unreasonable delay. In alignment with our plan, we maintain playbooks that outline processes for responding to certain incidents commonly observed in the insurance industry. In addition, we have implemented a formal crisis management process, which outlines an incident response communication plan with executive leadership as well as criteria for communication with the chair of the Audit Committee and the Lead Director of the Board.

Item 2. Properties

Globe Life Inc., through its subsidiaries, owns or leases buildings that are used in the normal course of business. Globe Life Inc. owns and occupies approximately 480,000 combined square feet in McKinney, Texas (headquarters) and at the Waco, Texas and Oklahoma City, Oklahoma campuses. Additionally, the Company leases other buildings across the U.S.

GL 2023 FORM 10-K

Item 3. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not Applicable.

GL 2023 FORM 10-K

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Globe Life's common stock is traded is the New York Stock Exchange (NYSE: GL). There were 1,924 shareholders of record on December 31, 2023, excluding shareholder accounts held in nominee form.

The line graph shown below compares Globe Life's cumulative total return on its common stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index (S&P 500) and a Life Insurance Index. Globe Life's stock is included within the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globe Life Inc., the S&P 500 Index and the Life Insurance Index
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Globe Life Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/2018 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

GL 2023 FORM 10-K

Purchases of Certain Equity Securities by the Issuer and affiliated purchasers for the Fourth Quarter 2023

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2023	235,678	$109.75	235,678	—
November 1-30, 2023	437,158	118.25	437,158	—
December 1-31, 2023	541,892	122.96	541,892	—

Item 6. [Reserved]

GL 2023 FORM 10-K

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
12.Compromise by a malicious actor or other event that causes a loss of data from, or inaccessibility to, our computer and other information technology systems;
13.The severity, magnitude, and impact of natural or man-made catastrophic events, including but not limited to pandemics, tornadoes, hurricanes, earthquakes, war and terrorism, on our operations and personnel, commercial activity, level of claims, and demand for our products; and
14.Our ability to access the commercial paper and debt markets, particularly if such markets become unpredictable or unstable for a certain period.

Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The results included herein reflect the adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Globe Life Inc. implemented the standard on January 1, 2023 using the modified retrospective transition method at adoption. As a result of this election, the prior year figures have been retrospectively adjusted as of January 1, 2021 with significant impacts to shareholders' equity, net income, underwriting margins, and net operating income. While the impacts of the new accounting guidance are significant, we do not consider it a fundamental change to the overall business.

Unless impacted by the adoption noted above, the following management discussion will only include comparison to prior year. For discussion regarding activity from 2021 for the items not impacted by the new standard, please refer to the prior filed Form 10-Ks at www.sec.gov.

Additional information on the effects of the adoption has been included in Note 1—Significant Accounting Policies.

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

Net investment income (Required interest on policy liabilities) Excess investment income

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights.
•Net income as a return on equity (ROE) for the year ended December 31, 2023 was 23.2% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 14.7%.
•Total premium increased 3% over the same period in the prior year. Life premium increased 4% for the period from $3.03 billion in 2022 to $3.14 billion in 2023.
•Net investment income increased 7% over the same period in the prior year.
•Total net sales increased 6% over the same period in the prior year from $722 million in 2022 to $768 million in 2023. The average producing agent count across all of the exclusive agencies increased 13% over the prior year.
•Book value per share increased 18% over the same period in the prior year from $40.05 to $47.10. Book value per share, excluding accumulated other comprehensive income(1), increased 11% over the prior year from $68.35 in 2022 to $76.21 in 2023.
•For the year ended December 31, 2023, the Company repurchased 3.4 million shares of Globe Life Inc. common stock at a total cost of $380 million for an average share price of $112.84.
The following graphs represent net income and net operating income for the three years ended December 31, 2023.

Net Income
(Dollar amounts in thousands)
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
$1,031,114
$894,386
$970,755
2021
2022
2023

Net Operating Income
(Dollar amounts in thousands)
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
$993,652
$961,027
$1,026,644
2021
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
Net operating income as an ROE, excluding accumulated other comprehensive income (AOCI), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(2.77) billion and $(2.79) billion for the year ended December 31, 2023 and 2022, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(29.11) and $(28.30) for the year ended December 31, 2023 and 2022, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income increased 9% to $971 million in 2023, compared with $894 million in 2022. In 2022, net income decreased 13% from $1.03 billion in 2021. On a diluted per common share basis, net income per common share for 2023 increased from $9.04 to $10.07. In 2022, net income per common share, on a diluted per common share basis, decreased to $9.04 from $9.99.

Net operating income increased 7% to $1.03 billion in 2023, compared with $961 million in 2022. In 2022, net operating income decreased 3% from $994 million in 2021. On a diluted per common share basis, net operating income per common share for 2023 increased from $9.71 to $10.65, an increase of 10%. In 2022, net income per common share, on a diluted per common share basis, increased 1% from $9.63. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income in 2023, 2022 and 2021 was affected by certain significant and unusual non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

The liability for future policy benefits is determined each reporting period based on the net level premium method. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date, and expected future experience based on future cash-flow assumptions. See Note 6—Policy Liabilities for additional information. The policy liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience in the form of remeasurement gains and losses during the period.

The Company continues to see positive signs in its core operations, including strong sales and premium growth, favorable persistency, and a strong ROE, excluding accumulated other comprehensive income.

GL 2023 FORM 10-K

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2023	2022	2021	2023 Change	%	2022 Change	%
Life insurance underwriting margin	$1,192,972	$1,129,525	$1,161,638	$63,447	6	$(32,113)	(3)
Health insurance underwriting margin	377,937	377,137	352,478	800	—	24,659	7
Annuity underwriting margin	8,492	10,511	9,826	(2,019)	(19)	685	7
Excess investment income	130,382	104,589	96,974	25,793	25	7,615	8
Other insurance:
Other income	308	1,246	1,216	(938)	(75)	30	2
Administrative expense	(301,161)	(299,341)	(271,631)	(1,820)	1	(27,710)	10
Corporate and other	(143,918)	(137,201)	(123,311)	(6,717)	5	(13,890)	11
Pre-tax total	1,265,012	1,186,466	1,227,190	78,546	7	(40,724)	(3)
Applicable taxes	(238,368)	(225,439)	(233,538)	(12,929)	6	8,099	(3)
Net operating income	1,026,644	961,027	993,652	65,617	7	(32,625)	(3)
Reconciling items, net of tax:
Realized gain (loss)—investments	(51,884)	(60,473)	54,220	8,589		(114,693)
Realized loss—redemption of debt	—	—	(7,358)	—		7,358
Administrative settlements	—	—	(1,047)	—		1,047
Non-operating expenses	(3,294)	(4,196)	(1,923)	902		(2,273)
Legal proceedings	(711)	(1,972)	(6,430)	1,261		4,458
Net income	$970,755	$894,386	$1,031,114	$76,369	9	$(136,728)	(13)

The results for each of the years presented above are impacted, as previously noted, by the reserve development and assumption changes in the third quarter of 2023, 2022, and 2021. The life insurance segment is our primary segment and is the largest contributor to earnings in each year presented. In 2023, the life insurance segment underwriting margin increased $63 million compared with 2022, primarily a result of increased premiums, favorable policy obligations as a percent of premium, and a lower remeasurement loss in 2023 resulting from the assumption updates. In 2022, the life insurance segment underwriting margin decreased $32 million when compared with 2021, which was a result of a higher remeasurement loss resulting from assumption updates in 2022 than in 2021, offset by increased premiums.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2023, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division. The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the year ended December 31, 2023.

Total premium income rose 3% for the year ended December 31, 2023 to $4.46 billion. Total net sales increased 6% to $768 million, when compared with 2022. Total first-year collected premium (defined in the following section) increased 5% to $605 million for 2023 compared to $577 million in 2022.

Life insurance premium income increased 4% to $3.14 billion over the prior-year total of $3.03 billion. Life net sales rose 3% to $544 million for the year ended 2023. First-year collected life premium increased 3% to $420 million. Life underwriting margin, as a percent of premium, increased to 38% in 2023 from 37%. Underwriting margin increased to $1.19 billion in 2023, compared to $1.13 billion for the same period in 2022.

Health insurance premium income increased 3% to $1.32 billion over the prior-year total of $1.28 billion. Health net sales rose 17% to $224 million for the year ended 2023. First-year collected health premium rose 10% to $185 million. Health underwriting margin, as a percent of premium, was 29% in 2023 and 2022. Health underwriting margin decreased slightly to $378 million for the year ended 2023, compared to the same period in 2022.

Excess investment income, the measure of profitability of our investment segment, increased 25% during the year ended 2023 to $130.4 million from $104.6 million in the same period in 2022. Excess investment income per common share, reflecting the impact of our share repurchase program and increased net investment income, increased 27% to $1.35 from $1.06 when compared with the same period in 2022.

Insurance administrative expenses increased 1% in 2023 when compared with the prior-year period. These expenses were 6.8% as a percent of premium during 2023 compared to 6.9% in 2022.

For the year ended December 31, 2023, the Company repurchased 3.4 million Globe Life Inc. shares at a total cost of $380 million for an average share price of $112.84.

The discussions of our segments are presented in the manner we view our operations, as described in Note 15—Business Segments.

We use three measures as indicators of premium growth and sales over the near term: “annualized premium in force,” “net sales,” and “first-year collected premium.”

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
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

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2023, life premium represented 70% of total premium and life underwriting margin represented 75% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$3,137,244	100	$3,027,824	100	$2,893,930	100

Policy obligations	2,050,789	65	2,035,693	67	1,897,194	66
Required interest on reserves	(772,701)	(24)	(735,688)	(24)	(710,301)	(25)
Net policy obligations	1,278,088	41	1,300,005	43	1,186,893	41
Commissions, premium taxes, and non-deferred acquisition expenses	338,758	11	299,453	10	274,475	10
Amortization of acquisition costs	327,426	10	298,841	10	270,924	9
Total expense	1,944,272	62	1,898,299	63	1,732,292	60
Insurance underwriting margin	$1,192,972	38	$1,129,525	37	$1,161,638	40

Net policy obligations amounted to 41% of premiums for the year ended December 31, 2023, compared to 43% in the year-ago period and 41% for 2021.

The table below summarizes life underwriting margin by distribution channel for the last three years.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
American Income	$719,378	45	$692,107	46	$676,182	48
Direct to Consumer	234,893	24	213,748	22	248,254	26
Liberty National	114,646	33	101,202	31	105,490	34
Other	124,055	60	122,468	58	131,712	62
Total	$1,192,972	38	$1,129,525	37	$1,161,638	40

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Life insurance products are marketed through several distribution channels. Premium income by distribution channel for each of the last three years is as follows:

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,588,702	51	$1,505,034	50	$1,401,898	48
Direct to Consumer	991,406	31	985,488	32	968,365	34
Liberty National	349,736	11	327,469	11	311,200	11
Other	207,400	7	209,833	7	212,467	7
Total	$3,137,244	100	$3,027,824	100	$2,893,930	100

Annualized life premium in force was $3.2 billion at December 31, 2023, an increase of 4% over $3.1 billion a year earlier.

The following table presents net sales information for each of the last three years by distribution channel.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$322,658	59	$316,715	59	$290,512	56
Direct to Consumer	116,454	21	125,979	24	148,846	28
Liberty National	95,459	18	78,390	15	71,184	14
Other	9,701	2	9,844	2	11,055	2
Total	$544,272	100	$530,928	100	$521,597	100

The table below discloses first-year collected life premium by distribution channel.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$266,429	63	$257,584	63	$250,937	59
Direct to Consumer	77,570	19	86,854	21	111,761	27
Liberty National	67,618	16	56,085	14	50,336	12
Other	8,542	2	8,988	2	9,705	2
Total	$420,159	100	$409,511	100	$422,739	100

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and other affinity groups, and continues to diversify its lead sources by utilizing third-party internet vendor leads and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor of life premium of any distribution channel at 51% of the Company's 2023 total life premium. Net sales were $323 million in 2023, up from $317 million in 2022. The

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
underwriting margin, as a percent of premium, was 45% for the year ended December 31, 2023, down from 46% in the prior year due to higher acquisition costs.

Below is the average producing agent count at the end of the indicated periods for the American Income Life Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count increased 12% over the year-ago period. The increase in average producing agent count was driven by an increase in new agent recruiting. Sales growth in this division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

	2023	2022	2021	2023 Change	%	2022 Change	%
American Income	10,579	9,444	9,971	1,135	12	(527)	(5)

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the agency has made considerable investments in information technology, including a customer relationship management (CRM) tool for the agency force. This tool is designed to drive productivity in lead distribution, conservation of business, manager dashboards, and new agent recruiting. Additionally, this division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training, and sales activity. The agents have shifted to primarily a virtual experience with the customers and have generated a vast majority of sales through virtual presentations. We find this flexibility to be attractive to new recruits as well as a driver of sustainability for our agency force.

The Direct to Consumer Division (DTC) offers adult and juvenile life insurance through a variety of marketing approaches, including direct mailings, insert media, and electronic media. In recent years, production from electronic media, which is comprised of sales through both the internet and inbound phone calls to our call center, has grown faster than direct mail response as customer preferences have focused marketing activity to internet and mobile technology. The proportion of sales from the internet and inbound phone calls continue to outpace the activity from the direct mailings, but all three channels continue to work in an omnichannel approach. The different media channels support and complement one another in the division's efforts to reach the consumer. The DTC's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates and create a seamless customer experience.

The juvenile market is an important source of sales, it is also a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a DTC solicitation for life coverage on themselves in comparison to the general adult population. Also, future offerings to juvenile policyholders and their parents are sources of lower acquisition-cost life insurance sales in the future.

DTC net sales declined 8% to $116 million for the year ended December 31, 2023 compared with $126 million in the prior year. This decline is due primarily to reductions in direct mail and mailing insert marketing activity resulting from the impact of inflation on postage and paper costs. While total sales have declined, the focus has been on improving profitability and improving the underwriting margin. DTC’s underwriting margin, as a percent of premium, was 24% for the year ended December 31, 2023 and 22% for the same period in 2022, and 2% below the 26% underwriting margin percentage for 2021.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 33%, up from 31% for the year ended 2022, but down slightly from 34% for 2021. The increase from the prior year is primarily attributable to increased premiums, and lower policy obligations as a percent of premium, during the year compared with the same period a year ago. The decrease in 2022 from 2021 is due primarily to higher acquisition costs.

Net sales rose 22% in 2023 over the same period in 2022. With the division's ability to return to face-to-face customer interaction and the option of virtual sales, the Company continues to project total life net sales to increase in 2024 as compared to the prior year.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Below is the average producing agent count at the end of the indicated periods for Liberty National Division.

	2023	2022	2021	2023 Change	%	2022 Change	%
Liberty National	3,229	2,775	2,716	454	16	59	2

The Liberty National Division average producing agent count increased significantly compared with the prior year. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency’s presence into more heavily populated, less-penetrated areas will help create long-term agency growth. In addition to the aforementioned geographic expansion, we have also started a campaign of market expansion to increase our agency presence in cities where we currently have offices, but not enough to properly serve the community, region, area and city. These tend to be larger geographic cities which will help create long-term sustainable agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the division continues to gain momentum in its sales and recruiting initiatives, as well as advances its technology and CRM platform, the agency anticipates continued growth in recruiting activity and average producing agent count.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The other distribution channels contributed $207 million of life premium income, or 7% of Globe Life's total life premium income in 2023, and contributed 2% of net sales for the year.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance, accident coverage, and other limited-benefit supplemental health products including accident, cancer, critical illness, heart, and intensive care products.

Health premium accounted for 30% of our total premium in 2023, while the health underwriting margin accounted for 24% of total underwriting margin. Health underwriting margin increased slightly to $378 million compared to $377 million in the prior year. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,318,773	100	$1,282,417	100	$1,200,882	100

Policy obligations	776,362	59	752,866	59	721,309	60
Required interest on reserves	(106,516)	(8)	(102,315)	(8)	(98,477)	(8)
Net policy obligations	669,846	51	650,551	51	622,832	52
Commissions, premium taxes, and non-deferred acquisition expenses	220,392	16	206,544	16	180,748	15
Amortization of acquisition costs	50,598	4	48,185	4	44,824	4
Total expense	940,836	71	905,280	71	848,404	71
Insurance underwriting margin	$377,937	29	$377,137	29	$352,478	29

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Health premium increased 3% in 2023 to $1.32 billion when compared to 2022. In 2022, health premium rose 7% to $1.28 billion when compared to 2021. Health underwriting margin increased slightly from $377 million in 2022 to $378 million in 2023 and increased 7% from $352 million in 2021 to $377 million in 2022 primarily due to growth in premiums.

The table below summarizes health underwriting margin by distribution channel for the last three years.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
United American	$57,344	11	$62,695	12	$54,171	11
Family Heritage	135,691	34	124,936	34	107,156	31
Liberty National	105,317	56	107,662	57	107,612	57
American Income	74,668	62	74,551	64	73,894	64
Direct to Consumer	4,917	7	7,293	10	9,645	13
Total	$377,937	29	$377,137	29	$352,478	29

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel for each of the last three years.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$545,723	42	$539,874	42	$480,656	40
Family Heritage	396,209	30	366,820	29	343,839	29
Liberty National	187,934	14	187,241	15	187,669	16
American Income	120,332	9	117,353	9	114,742	9
Direct to Consumer	68,575	5	71,129	5	73,976	6
Total	$1,318,773	100	$1,282,417	100	$1,200,882	100

Premium related to limited-benefit supplemental health products comprise $743 million, or 56%, of the total health premiums for 2023 compared with $702 million, or 55%, in 2022 and $639 million, or 53%, in 2021. Premium from Medicare Supplement products comprises the remaining $576 million, or 44%, for 2023 compared with $580 million, or 45%, in 2022 and $562 million, or 47%, in 2021.

Annualized health premium in force was $1.39 billion at December 31, 2023, an increase of 4% from $1.33 billion in 2022.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Presented below is a table of health net sales by distribution channel for the last three years.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$72,208	32	$58,601	31	$63,551	35
Family Heritage	96,093	43	82,529	43	72,600	39
Liberty National	33,155	15	28,916	15	26,512	14
American Income	18,124	8	17,555	9	18,230	10
Direct to Consumer	3,993	2	3,825	2	3,465	2
Total	$223,573	100	$191,426	100	$184,358	100

Health net sales related to supplemental health products comprise $161 million, or 72%, of the total health new sales for 2023 compared with $137 million, or 71%, in 2022. Medicare Supplement sales make up the remaining $63 million, or 28%, for 2023 compared with $54 million, or 29%, in 2022.

The following table discloses first-year collected health premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$66,002	36	$64,410	39	$60,386	37
Family Heritage	72,362	39	60,699	36	57,427	36
Liberty National	25,608	14	22,415	13	20,348	13
American Income	17,633	9	17,294	10	18,939	12
Direct to Consumer	3,683	2	3,115	2	3,253	2
Total	$185,288	100	$167,933	100	$160,353	100

First-year collected premium related to limited-benefit plans comprise $133 million, or 72% of total first-year collected premium for 2023 compared with $108 million, or 64%, in 2022. First-year collected premium from Medicare Supplement policies make up the remaining $52 million, or 28%, for 2023 compared with $60 million, or 36%, in 2022.

A discussion of health operations by distribution channel follows.

The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with sales up 23% from the same period in the prior year.
This division includes three different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Benefits, which offers group worksite supplemental health insurance through brokers.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

The majority of the premium revenue comes from Medicare Supplement and Retiree Health business. Underwriting margin as a percent of premium for the division was 11% in 2023, 12% in 2022, and 11% in 2021.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 34% in 2023, the same as in 2022, and 31% in 2021.

The division experienced a 16% rise in health net sales in 2023 as compared with the 2022, primarily due to an increase in recruiting, as well as improved agent productivity and training. The division will continue to implement incentive and retention programs to further these increases in the number of producing agents.

Below is the average producing agent count at the end of the indicated periods for the Family Heritage Division. The average producing agent count was up 10% compared with the same period a year ago, driven by an increase in recruiting during 2023.

	2023	2022	2021	2023 Change	%	2022 Change	%
Average producing agents	1,334	1,210	1,213	124	10	(3)	—

The Liberty National Division represented 14% of all Globe Life health premium income at $188 million in 2023. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer and critical illness insurance. Much of Liberty National’s health business is generated through worksite marketing targeting small businesses. In 2023, health premium income was flat. Liberty National's first-year collected premium increased 14% to $26 million in 2023 compared with $22 million in 2022. Health net sales for 2023 increased by $4 million or 15% from 2022.

The Company's other distribution channels, while primarily focused on selling life insurance, also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 14% of health premium in 2023 and 2022.

ANNUITIES

Our fixed annuity balances at the end of 2023 and 2022 were $773.0 million and $954.3 million, respectively. Underwriting margin was $8.5 million for 2023, $10.5 million for 2022, and $9.8 million for 2021.

We do not currently market stand-alone fixed or deferred annuity products, favoring instead protection-oriented life and supplemental health insurance products. Therefore, we do not expect that annuities will be a significant portion of our business or marketing strategy going forward.

INVESTMENTS

We manage our capital resources, including investments and cash flow, through the investment segment. Excess investment income represents the profit margin attributable to investment operations and is the measure that we use to evaluate the performance of the investment segment as described in Note 15—Business Segments. It is defined as net investment income less the required interest attributable to policy liabilities.

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

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
incorporates all invested assets and insurance liabilities, we view excess investment income per diluted common share as a useful measure to evaluate the investment segment.

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands except per share data)

	2023	2022	2021
Net investment income	$1,056,884	$991,800	$956,690
Interest on policy liabilities(1)	(926,502)	(887,211)	(859,716)
Excess investment income	$130,382	$104,589	$96,974

Excess investment income per diluted common share	$1.35	$1.06	$0.94

Mean invested assets (at amortized cost)	$20,411,093	$19,714,027	$18,939,317
Average insurance policy liabilities	16,772,861	16,060,240	15,412,514
(1)Interest on policy liabilities is a component of total policyholder benefits, a GAAP measure. The amounts presented for 2021 and 2022 have been retrospectively adjusted to exclude the interest on deferred acquisition costs due to the LDTI standard and the interest on debt.

Excess investment income increased $26 million, or 25%, in 2023 when compared with 2022. In 2022, excess investment income increased $8 million, or 8%, when compared with 2021. Excess investment income per diluted common share was $1.35 during 2023, an increase of 27% over the prior-year period ended 2022. Excess investment income per diluted common share was $1.06 during 2022, an increase of 13% over the period ended 2021. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income increased at a compound annual growth rate of 4% over the three years ending 2023 and mean invested assets increased at a compound annual growth rate of 4% during the same period. The effective annual yield rate earned on the fixed maturity portfolio was 5.20% in 2023. Generally, investment income grows at a slower rate than the assets when the yield on new investments is lower than the yield on dispositions or the average portfolio yield. It also increases at a faster rate than the assets when new investment yields exceed the yield on dispositions or the average portfolio yield. Investment income grew in the current period due to the growth in invested assets and the increase in interest rates compared to the prior year. We currently expect that the average annual turnover rate of fixed maturity assets will be less than 1% per annum over the next five years and will not have a material impact on net investment income. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the investment funds for the year ended December 31, 2023 was 6.95%. See additional information in Note 4—Investments. The following chart presents the growth in net investment income and the growth in mean invested assets.

	2023	2022	2021
Growth in net investment income	6.6%	3.7%	3.2%
Growth in mean invested assets (at amortized cost)	3.5%	4.1%	5.3%

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available for sale debt securities included in accumulated other comprehensive income (loss) as of December 31, 2023, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

Required interest on insurance policy liabilities reduces excess investment income, as it is the amount of net investment income considered by management necessary to “fund” required interest on insurance policy liabilities.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
As such, it is reclassified from the insurance segment to the investment segment. As discussed in Note 15—Business Segments, management regards this as a more meaningful analysis of the investment and insurance segments. Required interest is based on the original discount rate assumptions for our insurance policies in force.

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

Information about interest on policy liabilities is shown in the following table.

Required Interest on Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate(1)
2023
Life and Health	$879,217	$15,739,423	5.6%
Annuity	38,224	861,676	4.4
FHLB Funding Agreement	4,536	79,036	5.7
Deposit Funds	4,525	92,726	4.9
Total	$926,502	$16,772,861	5.5
Increase in 2023	4.4%	4.4%
2022
Life and Health	$838,003	$14,957,728	5.6%
Annuity	44,836	1,007,008	4.5
FHLB Funding Agreement	71	2,692	2.6
Deposit Funds	4,301	92,812	4.6
Total	$887,211	$16,060,240	5.5
Increase in 2022	3.2%	4.2%
2021
Life and Health	$808,778	$14,268,916	5.7%
Annuity	46,695	1,052,171	4.4
Deposit Funds	4,243	91,427	4.6
Total	$859,716	$15,412,514	5.6
(1) Reflects the average discount rate applicable to the current period, which is used to accrue interest on the insurance policy liabilities for each of the years presented.

Realized Gains and Losses. Our life and health insurance companies collect premium income from policyholders for the eventual payment of policyholder benefits, sometimes paid many years or even decades in the future. Since benefits are expected to be paid in future periods, premium receipts in excess of current expenses are invested to

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
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

The following table summarizes our tax-effected realized gains (losses) by component for each of the three years ended December 31, 2023.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2023		2022		2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(59,463)	$(0.62)	$(44,792)	$(0.45)	$(8,100)	$(0.08)
Matured or other redemptions(1)	(1,604)	(0.02)	19,076	0.19	35,684	0.34
Provision for credit losses	(5,621)	(0.06)	306	—	2,337	0.02
Fair value option—change in fair value	11,931	0.12	(23,189)	(0.23)	18,105	0.18
Mortgages	(4,427)	(0.04)	(761)	(0.01)	1,413	0.02
Other investments	1,415	0.02	3,699	0.04	(106)	—
Total realized investment gains (losses)—investments	(57,769)	(0.60)	(45,661)	(0.46)	49,333	0.48
Loss on redemption of debt	—	—	—	—	(7,358)	(0.07)
Other gains (losses)(2)	5,885	0.06	(14,812)	(0.15)	4,887	0.04
Total realized gains (losses)	$(51,884)	$(0.54)	$(60,473)	$(0.61)	$46,862	$0.45
(1)During the three years ended December 31, 2023, 2022, and 2021, the Company recorded $50.9 million, $147.6 million, and $109.2 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in $(1.5) million, $1.5 million, and $19.9 million, respectively, in realized gains (losses), net of tax.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.
In 2023, it was announced Signature Bank New York and First Republic Bank had entered receivership. The Company disposed of each of the holdings and incurred a $52 million after-tax realized loss during the year ended December 31, 2023. As investment yields increased throughout 2022 and 2023, the Company disposed of certain fixed maturity investments to improve the risk-adjusted, capital-adjusted returns on the portfolio and enhance the yield, credit quality, or diversification of the portfolio.

Investment Acquisitions. Globe Life's investment policy calls for investing primarily in investment grade fixed maturities that meet our quality and yield objectives. We generally invest in securities with longer-term maturities because they more closely match the long-term nature of our life and health policy liabilities. We believe this

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
strategy is appropriate since our expected future cash flows are generally stable and predictable and the likelihood that we will need to sell invested assets to raise cash is low.

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cost of acquisitions:
Investment-grade corporate securities	$967,588	$812,697	$566,400
Investment-grade municipal securities	572,654	599,946	434,482
Other investment-grade securities	—	7,577	10,465
Total fixed maturity acquisitions(1)	$1,540,242	$1,420,220	$1,011,347

Effective annual yield (one year compounded)(2)	6.13%	5.18%	3.39%
Average life (in years, to next call)	18.0	13.5	21.7
Average life (in years, to maturity)	24.8	22.8	31.7
Average rating	A	A	A+
(1)Fixed maturity acquisitions included unsettled trades of $4 million in 2023, $0 in 2022 and $7 million in 2021.
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

During 2023 and 2022, acquisitions consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. For the year ended December 31, 2023, we invested primarily in the municipal, financial, and industrial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.20%, up approximately 3 basis points from the yield in 2022. Further, as previously noted in the discussion of net investment income, the increase in taxable equivalent effective yield was primarily due to new purchase yields exceeding the yield on dispositions and the average portfolio yield. In addition to the fixed maturity acquisitions, Globe Life invested $159 million and $77 million in commercial mortgage loans and $156 million and $213 million in other long-term investments in 2023 and 2022, respectively. Other long-term investments primarily consist of investment funds. See Note—4 Investments for further discussion.

New cash flow available for investment has been primarily provided through our insurance operations, cash received on existing investments, and proceeds from dispositions. Dispositions of fixed maturities were $853 million in 2023 and $852 million in 2022.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At December 31,
	2023	2022
Average annual effective yield(1)	5.23%	5.19%
Average life, in years, to:
Next call(2)	14.6	14.7
Maturity(2)	18.6	18.5
Effective duration to:
Next call(2,3)	9.0	8.8
Maturity(2,3)	10.7	10.4
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

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2023 and 2022.

Fixed Maturities by Sector
December 31, 2023
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$107,010	$—	$(12,472)	$94,538	$2,413,685	$61,715	$(163,455)	$2,311,945	13	13
Banks	36,906	—	(4,401)	32,505	1,327,272	25,019	(71,714)	1,280,577	7	7
Other financial	74,965	—	(25,255)	49,710	1,287,194	25,634	(153,171)	1,159,657	7	7
Total financial	218,881	—	(42,128)	176,753	5,028,151	112,368	(388,340)	4,752,179	27	27
Industrial
Energy	44,652	—	(7,481)	37,171	1,446,480	58,637	(62,324)	1,442,793	8	8
Basic materials	—	—	—	—	1,166,385	39,248	(64,501)	1,141,132	6	6
Consumer, non-cyclical	—	—	—	—	2,096,651	32,071	(160,828)	1,967,894	11	11
Other industrials	5,185	110	—	5,295	1,101,059	32,541	(78,817)	1,054,783	6	6
Communications	—	—	—	—	868,131	21,006	(73,323)	815,814	4	5
Transportation	8,403	—	(415)	7,988	534,468	21,113	(24,649)	530,932	3	3
Consumer. cyclical	136,343	—	(25,059)	111,284	515,169	4,941	(57,735)	462,375	3	3
Technology	32,543	625	—	33,168	280,668	3,521	(44,670)	239,519	1	1
Total industrial	227,126	735	(32,955)	194,906	8,009,011	213,078	(566,847)	7,655,242	42	43
Utilities	34,698	722	(1,523)	33,897	2,017,967	73,925	(94,130)	1,997,762	11	11
Total corporates	480,705	1,457	(76,606)	405,556	15,055,129	399,371	(1,049,317)	14,405,183	80	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	887,013	8,526	(135,003)	760,536	4	4
Revenues	—	—	—	—	2,409,292	38,820	(268,326)	2,179,786	13	12
Total states, municipalities, and political divisions	—	—	—	—	3,296,305	47,346	(403,329)	2,940,322	17	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	442,903	8	(42,654)	400,257	2	2
Collateralized debt obligations	37,110	5,036	—	42,146	37,110	5,036	—	42,146	—	—
Other asset-backed securities	11,696	—	(409)	11,287	86,352	3	(4,057)	82,298	1	1
Total fixed maturities	$529,511	$6,493	$(77,015)	$458,989	$18,917,799	$451,764	$(1,499,357)	$17,870,206	100	100

GL 2023 FORM 10-K

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

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio as of December 31, 2023, representing 80% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At December 31, 2023, the total fixed maturity portfolio consisted of 980 issuers.

Fixed maturities had a fair value of $17.9 billion at December 31, 2023, compared with $16.5 billion at December 31, 2022. The net unrealized loss position in the fixed-maturity portfolio decreased from $1.8 billion at December 31, 2022 to $1.0 billion at December 31, 2023 due to a decrease in market rates during the period.

For more information about our fixed maturity portfolio by component at December 31, 2023 and December 31, 2022, including a discussion of allowance for credit losses, an analysis of unrealized investment losses and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by composite quality rating at December 31, 2023 and December 31, 2022, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s available ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse, or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings of $439 million at amortized cost, net of allowance for credit losses ($402 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At December 31, 2023
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$952,822	5	$880,729	5
AA	3,179,618	17	2,789,626	15
A	5,118,085	27	4,976,280	28
BBB+	3,615,102	19	3,495,898	19
BBB	4,278,786	23	4,056,833	23
BBB-	1,243,875	6	1,211,851	7
Total investment grade	18,388,288	97	17,411,217	97	A-

Below investment grade:
BB	450,503	3	376,912	3
B	37,896	—	35,929	—
Below B	41,112	—	46,148	—
Total below investment grade	529,511	3	458,989	3	BB
	$18,917,799	100	$17,870,206	100

Weighted average composite quality rating					A-

GL 2023 FORM 10-K

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

The overall quality rating of the portfolio is A-, the same as of year-end 2022. Fixed maturities rated BBB are 48% of the total portfolio at December 31, 2023, down from 51% at December 31, 2022. While this ratio is high relative to our peers, it is at its lowest level in over 10 years and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of December 31, 2023. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$542,497	$701,546
Downgrades by rating agencies	117,731	50,147
Upgrades by rating agencies	(32,540)	(97,462)
Dispositions	(95,060)	(116,791)
Provision for credit losses	(6,811)	(31)
Amortization and other	3,694	5,088
Balance at end of period	$529,511	$542,497

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, any increases in below-investment grade issues are typically a result of ratings

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 7% of our shareholders’ equity excluding accumulated other comprehensive income as of December 31, 2023. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that have the ability to weather multiple financial cycles.

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

The following table is an analysis of operating expenses for the three years ended December 31, 2023.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2023		2022		2021
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$119,699	2.7	$129,711	3.0	$115,852	2.8
Other employee costs	35,905	0.8	42,319	1.0	41,841	1.0
Information technology costs	64,998	1.5	55,526	1.3	47,923	1.2
Legal costs	15,335	0.3	12,056	0.2	15,494	0.4
Other administrative costs	65,224	1.5	59,729	1.4	50,521	1.2
Total insurance administrative expenses	301,161	6.8	299,341	6.9	271,631	6.6

Parent company expense	10,866		11,156		9,553
Stock compensation expense	30,736		35,650		30,272
Legal proceedings	900		2,496		8,139
Non-operating expenses	4,170		5,311		2,434
Total operating expenses, per Consolidated Statements of Operations	$347,833		$353,954		$322,029

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Total insurance administrative expenses increase (decrease) over prior year	$1,820	0.6	$27,710	10.2	$20,684	8.2
Total operating expenses increase (decrease) over prior year	(6,121)	(1.7)	31,925	9.9	20,991	7.0

Total operating expenses for December 31, 2023 decreased in comparison with the prior year primarily due to decreases in stock compensation expense and other non-operating costs. Insurance administrative expenses increased $1.8 million primarily due to higher information technology costs, information security costs, and other administrative costs offset by a decline in pension-related employee benefit costs. Insurance administrative expenses as a percent of premium were 6.8% for the year ended December 31, 2023 compared to 6.9% for the same period in 2022.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors by management quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. With no specified authorization amount, management determines the amount of repurchases based on the amount of the excess cash flows after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Since implementing our share repurchase program in 1986, we have used $9.4 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

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
The following table summarizes share repurchases for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2023		2022		2021
Purchases with:	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow at the Parent Company(1)	3,369	$380,103	3,322	$335,145	4,784	$455,030
Option exercise proceeds	1,080	127,155	1,103	119,493	858	86,405
Total	4,449	$507,258	4,425	$454,638	5,642	$541,435
(1)Excludes excise tax on the repurchase of treasury stock of $4 million in 2023, $0 in 2022, and $0 in 2021.

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

Four of our insurance subsidiaries are members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
source of liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed. Refer to Note 12—Debt for further details.

Parent Company Liquidity. An important source of Parent Company liquidity is the dividends from its insurance subsidiaries. These dividends are received throughout the year and are used by the Parent Company to pay dividends on common and preferred stock, interest and principal repayment requirements on Parent Company debt, and operating expenses of the Parent Company.

	Year Ended December 31,
	(Amounts in Thousands)
	Projected 2024	2023	2022	2021
Liquidity Sources:
Dividends from Subsidiaries	$466,000	$459,535	$407,042	$478,535
Excess Cash Flows(1)	450,000	416,081	358,981	450,164
(1)Excess cash flows are reported gross of shareholder dividends. For the year ended December 31, 2023, 2022, and 2021, shareholder dividends were $84 million, $81 million, and $80 million, respectively.

For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 13—Shareholders' Equity. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Dividends from subsidiaries and excess cash flows are projected to be higher in 2024 than in 2023 primarily due to lower life obligations and the growth in our underwriting margins, both of which resulted in higher statutory earnings generated by the affiliates. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. See Schedule II for more information. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders allowing for unsecured borrowings and stand-by letters of credit up to $750 million, which could be extended up to $1 billion. While the Parent Company may request the extension, it is not guaranteed. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. As of December 31, 2023, we had available $316 million of additional borrowing capacity under this facility, compared with $340 million a year earlier. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. Globe Life has consistently been able to issue commercial paper as needed during the three years ended December 31, 2023. As discussed in Note 12—Debt, on September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020. The five-year credit agreement will mature on September 30, 2026. As of December 31, 2023, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credit. These letters are issued among our subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Globe Life to obtain third-party financing, which could cause an insignificant increase in financing costs. On March 29, 2023, the letters of credit were amended to reduce the amount outstanding from $125 million to $115 million. The outstanding letters of credit remained at $115 million at December 31, 2023.

The Parent Company expects to have readily available funds for 2024 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through internally generated cash flow and the credit facility. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowing. Refer to Note 5—Commitments and Contingencies and the discussion surrounding the Company's obligations over the next five years.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
As noted above, the Parent Company had access to $48 million of liquid assets available as of December 31, 2023. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $1.48 billion in 2023, compared with $1.42 billion in 2022. The increase is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $1.05 billion in 2023. As noted under the caption Credit Facility in Note 12, the Parent Company has in place a revolving credit facility. The insurance subsidiaries have no additional outstanding credit facilities.

Cash and short-term investments were $185 million at the end of 2023 compared with $207 million at the end of 2022. In addition to these liquid assets, $17.9 billion (fair value at December 31, 2023) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.3 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, ongoing investment maturities, and available liquidity under credit facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity.

Debt: The carrying value of the long-term debt was $1.6 billion at December 31, 2023, and 2022. A complete analysis and description of long-term debt issues outstanding is presented in Note 12—Debt.

Financing costs for the corporate and other segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	2023	2022	2021
Interest on debt	$72,641	$80,481	$78,183
Interest on term loan	7,684	—	—
Interest on short-term debt	21,958	9,875	5,270
Other	33	39	33
Financing costs	$102,316	$90,395	$83,486

In 2023, financing costs increased 13% compared with prior year primarily due to higher short-term interest rates. More information on our debt transactions is disclosed in the Financial Condition section of this report and in Note 12—Debt.

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

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2024, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company has concluded that this capital level is more than adequate and sufficient to support its current ratings,

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
given the nature of its business and its risk profile. For 2023, our consolidated Company Action Level RBC ratio was 314%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Shareholder's Equity: As noted under the caption Analysis of Share Purchases within this report, we have an ongoing share repurchase program.

Globe Life has continually increased the quarterly dividend on its common shares over the past three years.

	Year Ended December 31,
	Projected 2024	2023	2022	2021
Quarterly dividend by annual year	$0.2400	$0.2250	$0.2075	$0.1975

In 2023, new guidance became effective that impacted the accounting for our long duration contracts with significant effects to shareholders' equity. Please see Note 1—Significant Accounting Policies for additional information.

Shareholders’ equity was $4.5 billion at December 31, 2023. This compares to $3.9 billion at December 31, 2022, as adjusted, an increase of $537 million or 14%. Shareholders' equity increased $1.9 billion, or 97%, during 2022 from $2.0 billion in 2021.

At December 31, 2022, shareholders' equity was $3.9 billion. During 2023, shareholders’ equity increased as a result of net income of $971 million, but was offset by share repurchases of $380 million and an additional $127 million in share repurchases to offset the dilution from stock option exercises. Additionally, the balance of AOCI increased $18 million primarily due to increased interest rates and discount rates over the period. At December 31, 2021, shareholders' equity was $2.0 billion. During 2022, shareholders' equity increased as a result of net income of $894 million, but was offset by share repurchases of $335 million and an additional $120 million in share repurchases to offset the dilution from stock option exercises. Additionally, the balance of AOCI increased $1.4 billion due to increased interest rates and discount rates over the period.

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

As discussed in Note 1—Significant Accounting Policies, the Company adopted ASU 2018-12, Financial Services–Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI) on January 1, 2023. The liability for future policy benefits under ASU 2018-12 is required to be computed using current discount rates with the impact of changes in discount rates included in accumulated other comprehensive income. Additionally, the guidance requires the liability for future policy benefits to be calculated using net premiums rather than gross premiums. Given that gross premiums are considerably higher than net premiums for our business, as seen in Note 6—Policy Liabilities, the measurement of the liability is higher than what it would be had it been computed using gross premiums. This is an important consideration when analyzing shareholders' equity.

We maintain a significant available-for-sale fixed maturity portfolio to support our insurance policy liabilities. Current accounting guidance requires that we revalue our portfolio to fair market value at the end of each accounting period. The period-to-period changes in fair value, net of their associated impact on income tax, are reflected directly in shareholders’ equity. Changes in the fair value of the portfolio can result from changes in market rates.

While a majority of invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as that of assets, with changes in value applied directly to shareholders’ equity. Due to the size of our policy liabilities in relation to our shareholders’ equity, an inconsistency

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
exists in measurement, which may have a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios. Due to the long-term nature of our fixed maturity investments and liabilities and the strong cash flows consistently generated by our insurance subsidiaries, we have the ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by market rate changes and temporarily illiquid markets. Accordingly, our management, credit rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following table presents these ratings for our five largest insurance subsidiaries at December 31, 2023.

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

OTHER ITEMS

Litigation. For more information concerning litigation, please refer to Note 5—Commitments and Contingencies.

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

Future Policy Benefits. Considerable information concerning the policies, procedures, and other relevant data related to the valuation of our liability for future policy benefits is presented in Note 1—Significant Accounting Policies and Note 6—Policy Liabilities.

The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises the vast majority of the total liability for future policy benefits for the Company. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits to be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The Company reviews, and updates as necessary, its cash flow assumptions (mortality, morbidity, and lapses) used to calculate the change in the liability for future policy benefits at least annually. These cash flow assumptions are reviewed at the same time every year, or more frequently, if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. As cash flow assumptions are changed, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Consolidated Statements of Operations.

The following table illustrates the sensitivity of our liability for future policy benefits, including the corresponding pre-tax impact on OCI, and net income, as of December 31, 2023, to changes in cash flow assumptions. This information is useful in understanding the potential financial impact on our financial statements from changes in these items and the expected impact to our liability for future policy benefits. We could experience impacts that are more or less significant than noted in the following analysis; however the sensitivities provide insight regarding the direction and magnitude of those potential impacts.

At December 31, 2023
(Dollar amounts in thousands)
Assumptions	Sensitivity	Future policy benefits	OCI	Net Income
Mortality	1% increase	$29,373	$1,462	$(30,835)
	1% decrease	(29,221)	(1,474)	30,695

Morbidity	5% increase	49,014	4,650	(53,664)
	5% decrease	(38,006)	(4,671)	42,677

Lapses	10% increase	(99,618)	35,233	64,385
	10% decrease	110,271	(43,196)	(67,075)

The liability for future policy benefits is discounted using a current upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liability for future policy benefits. Accordingly, the discount rate assumption is key in determining the change in the value of the liability for future benefits for long duration life and health contracts. Since the liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 92% of the total liability for future policy benefits, it is subject to interest rate risk. A decrease in discount rates will cause an increase in the obligation with a corresponding change in AOCI.

The following table illustrates the interest rate sensitivity of our liability for future policy benefits as of December 31, 2023. This table measures the effect of a parallel shift in discount rates on the liability. The data measures the change in reported value arising from an immediate change in rates in increments of 50 and 100 basis points, which would be recorded as a component of OCI.

Value of Liability for Future Policy Benefits
(Dollar amounts in thousands)

At December 31,
Change in Discount Rates(1)	2023
(200)	$28,524,314
(100)	23,364,282
(50)	21,346,814
0	19,460,353
50	18,114,882
100	16,810,309
200	14,662,284
        (1) In basis points.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Deferred Acquisition Costs. Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts, and are essential for the acquisition of new insurance business.

Deferred Acquisition Costs (DAC) are amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs on the Consolidated Statements of Operations. The in-force metric used to compute the DAC amortization rate is annualized premium in force. The assumptions used to amortize acquisition costs include mortality, morbidity, and lapses, and are consistent with those used in calculating the liability for future policy benefits.

Value of business acquired (VOBA) is amortized on a basis that is consistent with DAC, as described above, and is subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized VOBA asset. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the reserve liability, is then compared with the unamortized balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits.

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

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
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

The following table illustrates the interest rate sensitivity of our fixed maturity portfolio at December 31, 2023. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

At December 31,
Change in Interest Rates(1)	2023
(200)	$21,818,000
(100)	19,731,000
0	17,870,000
100	16,210,000
200	14,729,000
        (1) In basis points.

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

Defined benefit pension plans. We maintain funded defined benefit plans covering most full-time employees. We also have an unfunded nonqualified defined benefit plan covering a limited number of officers. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2023, our gross liability under these plans was $628 million, but was offset by assets of $571 million.

The actuarial assumptions used in determining our obligations/expenses for pensions include: employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. Additionally, a corridor approach is used to amortize any unrecognized gains or losses outside the corridor (the standard 10% of the greater of plan PBO and fair value assets) and have an amortization service period of approximately nine years. These assumptions have an important effect on the pension obligation. A decrease in the discount rate will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2023 and projected benefit obligation as of December 31, 2023.

GL 2023 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Pension Assumptions
(Dollar amounts in thousands)

Assumption	Change(1)	Impact on Expense	Impact on Projected Benefit Obligation
Discount Rate(2):
Increase	25	$(786)	$(20,567)
Decrease	(25)	820	21,708
Expected Return(3):
Increase	25	(1,483)	—
Decrease	(25)	1,483	—
(1)In basis points.
(2)The discount rate for determining the net periodic benefit cost was 5.71% for 2023. The discount rate used for determining the projected benefit obligation as of December 31, 2023 was 5.40%.
(3)The expected long-term return rate assumed was 6.98% at December 31, 2023, and 6.98% in the prior year. Management considers both historical and future yields to determine the expected return.

The Company determines mortality assumptions through the use of published mortality tables that reflect broad-based studies of mortality and published longevity improvement scales.

The criteria used to determine the primary assumptions are discussed in Note 10—Postretirement Benefits. While we have used our best efforts to determine the most reliable assumptions, given the information available from Company experience, economic data, independent consultants and other sources, we cannot be certain that actual results will be the same as expected. The assumptions are reviewed annually and revised, if necessary, based on more current information available to us. Note 10—Postretirement Benefits also contains information about pension plan assets, investment policies, and other related data. There were no significant changes in the assumptions in the current year.

GL 2023 FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements Index

GL 2023 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globe Life Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting, measurement, and disclosure of long-duration contracts effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021, due to adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The adoption is also communicated as a critical audit matter below.

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

GL 2023 FORM 10-K

Adoption of Accounting Pronouncements - Targeted Improvements to the Accounting for Long-Duration Contracts - Refer to Note 1 to the Financial Statements (also see Change in Accounting Principle explanatory paragraph above)

Critical Audit Matter Description

The Company adopted ASU 2018-12 on January 1, 2023 using the modified retrospective application as of the transition date of January 1, 2021.

The adoption of ASU 2018-12 significantly modified the Company’s accounting for and disclosure of long-duration life and health insurance contracts. We identified the adoption of ASU 2018-12 as a critical audit matter because of the need to involve actuarial specialists to evaluate assumptions and valuation models, the extent of audit effort required, and the inherent complexity involved in the selection and application of new accounting policies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the adoption of ASU 2018-12 included the following, among others:

•We tested the effectiveness of controls over the application of new accounting policies and disclosure of the impact of adoption discussed in Note 1 to the financial statements, including controls over the valuation models and assumptions used to estimate the liability for future policy benefits and amortization of deferred acquisition costs.

•We evaluated the appropriateness of the Company’s selection and application of accounting policies in connection with the adoption of the ASU 2018-12.

•With the assistance of our actuarial specialists, we evaluated the reasonableness of the valuation models and assumptions used to estimate the liability for future policy benefits and amortization of deferred acquisition costs.

Future Policy Benefits at Current Discount Rates and Amortization of Deferred Acquisition Costs — Certain Underlying Assumptions for Certain Products – Refer to Notes 1, 6 and 7 to the Financial Statements

Critical Audit Matter Description

The Company estimates the liability for future policy benefits based on the net level premium method, which requires a calculation of the present value of estimated future policyholder benefits and the related claim adjustment expenses, less the present value of estimated future net premiums to be collected from policyholders. The Company estimates the amortization of deferred acquisition costs on a constant-level basis over the expected term of the grouped contracts.

The most significant assumptions used to estimate the liability for future policy benefits and amortization of deferred acquisition costs for certain products are mortality, morbidity and lapse. The Company regularly reviews these assumptions, which are updated as necessary in the third quarter of every year, or more frequently if suggested by experience. The mortality, morbidity, and lapse assumptions are determined based upon Company experience and industry data.

Given the inherent uncertainty and extent of specialized skill required in assessing the mortality, morbidity and lapse assumptions, auditing the development of these assumptions for certain products involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the mortality, morbidity, and lapse assumptions used in the development of future policy benefits and the amortization of deferred acquisition costs for certain insurance products, included the following, among others:

GL 2023 FORM 10-K

•We tested the effectiveness of controls over the development of these assumptions used in the valuation of future policy benefits and the amortization of deferred acquisition costs for certain insurance products, including the effectiveness of the controls over the underlying data.

•We tested the underlying data used in the development of these assumptions as well as in the valuation of future policy benefits and the amortization of deferred acquisition costs for certain insurance products.

•With the assistance of our actuarial specialists, we:

◦evaluated management’s methods, calculations and judgments regarding the development of these assumptions used in the valuation of future policy benefits and the amortization of deferred acquisition costs for certain insurance products.

◦evaluated on a sample basis, through independent calculation of future policy benefits and amortization of deferred acquisition costs, the mathematical accuracy of management’s calculations, the appropriateness of valuation models, and whether these assumptions were properly applied.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2024

We have served as the Company’s auditor since 1999.

GL 2023 FORM 10-K

Globe Life Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2023	2022
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2023—$18,924,914; 2022—$18,301,692, allowance for credit losses: 2023— $7,115; 2022— $0)	$17,870,206	$16,503,365
Mortgage loans	279,199	181,305
Policy loans	657,020	614,866
Other long-term investments (includes: 2023—$795,583; 2022—$768,689 under the fair value option)	835,878	794,711
Short-term investments	81,740	114,121
Total investments	19,724,043	18,208,368
Cash	103,156	92,559
Accrued investment income	270,396	259,581
Other receivables	630,223	589,171
Deferred acquisition costs	6,009,477	5,535,697
Goodwill	481,791	481,791
Other assets	832,413	819,630
Total assets	$28,051,499	$25,986,797
Liabilities:
Future policy benefits at current discount rates: (at original rates: 2023—$16,984,615; 2022—$16,355,726)	$19,460,353	$18,097,341
Unearned and advance premium	254,567	253,360
Policy claims and other benefits payable	514,875	509,356
Other policyholders' funds	236,958	123,236
Total policy liabilities	20,466,753	18,983,293
Current and deferred income taxes	494,639	434,649
Short-term debt	486,113	449,103
Long-term debt (estimated fair value: 2023—$1,491,229; 2022—$1,440,277)	1,629,559	1,627,952
Other liabilities	487,632	542,223
Total liabilities	23,564,696	22,037,220
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2023 and 2022	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2023—102,218,183 issued; 2022—105,218,183 issued)	102,218	105,218
Additional paid-in-capital	532,474	529,661
Accumulated other comprehensive income (loss)	(2,772,419)	(2,790,313)
Retained earnings	7,478,813	6,894,535
Treasury stock, at cost: (2023—8,426,854 shares; 2022—8,478,288 shares)	(854,283)	(789,524)
Total shareholders' equity	4,486,803	3,949,577
Total liabilities and shareholders' equity	$28,051,499	$25,986,797
Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Consolidated Financial Statements.

GL 2023 FORM 10-K

Globe Life Inc.
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Life premium	$3,137,244	$3,027,824	$2,893,930
Health premium	1,318,773	1,282,417	1,200,882
Other premium	—	1	1
Total premium	4,456,017	4,310,242	4,094,813
Net investment income	1,056,884	991,800	956,690
Realized gains (losses)	(65,676)	(76,548)	59,319
Other income	308	1,246	1,216
Total revenue	5,447,533	5,226,740	5,112,038

Benefits and expenses:
Life policyholder benefits(1)	2,050,789	2,035,693	1,898,519
Health policyholder benefits(2)	776,362	752,866	721,309
Other policyholder benefits	37,100	36,875	39,218
Total policyholder benefits	2,864,251	2,825,434	2,659,046

Amortization of deferred acquisition costs	379,700	348,824	317,616
Commissions, premium taxes, and non-deferred acquisition costs	559,167	506,022	455,250
Other operating expense	347,833	353,954	322,029
Interest expense	102,316	90,395	83,486
Total benefits and expenses	4,253,267	4,124,629	3,837,427

Income before income taxes	1,194,266	1,102,111	1,274,611
Income tax benefit (expense)	(223,511)	(207,725)	(243,497)
Net income	$970,755	$894,386	$1,031,114

Basic net income per common share	$10.21	$9.13	$10.10

Diluted net income per common share	$10.07	$9.04	$9.99
(1)Net of the total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in gains (losses) of $29.4 million, $(47.4) million and $(11.1) million for the year ended December 31, 2023, 2022 and 2021, respectively.
(2)Net of the total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in gains (losses) of $11.8 million, $15.6 million and $(1.2) million for the year ended December 31, 2023, 2022 and 2021, respectively.

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Consolidated Financial Statements.

GL 2023 FORM 10-K

Globe Life Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$970,755	$894,386	$1,031,114

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	671,211	(5,332,818)	(492,267)
Other reclassification adjustments included in net income	80,238	32,377	(31,710)
Foreign exchange adjustment on fixed maturities recorded at fair value	(715)	1,749	4,632
Total unrealized investment gains (losses)	750,734	(5,298,692)	(519,345)
Less applicable tax (expense) benefit	(157,658)	1,112,730	109,063
Unrealized gains (losses) on investments, net of tax	593,076	(4,185,962)	(410,282)

Future Policy benefits:
Change in discount rate on future policy benefits	(731,883)	7,021,147	1,156,763
Less applicable tax (expense) benefit	153,696	(1,474,441)	(242,920)
Future policy benefit adjustments, net of tax	(578,187)	5,546,706	913,843

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	8,102	(26,494)	(5,131)
Less applicable tax (expense) benefit	(1,702)	5,565	1,077
Foreign exchange translation adjustments, other than securities, net of tax	6,400	(20,929)	(4,054)

Pension:
Amortization of pension costs	(390)	13,754	20,797
Plan amendments	—	—	(4,565)
Experience gain (loss)	(3,907)	119,055	61,299
Pension adjustments	(4,297)	132,809	77,531
Less applicable tax (expense) benefit	902	(27,889)	(16,281)
Pension adjustments, net of tax	(3,395)	104,920	61,250

Other comprehensive income (loss)	17,894	1,444,735	560,757
Comprehensive income (loss)	$988,649	$2,339,121	$1,591,871

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Consolidated Financial Statements.

GL 2023 FORM 10-K

Globe Life Inc.
Consolidated Statements of Shareholders' Equity
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Year Ended December 31, 2021
Balance at December 31, 2020	$—	$113,218	$527,435	$3,029,244	$5,874,109	$(772,914)	$8,771,092
Adoption of ASU 2018-12	—	—	—	(7,825,049)	(12,522)	—	(7,837,571)
Balance at January 1, 2021	—	113,218	527,435	(4,795,805)	5,861,587	(772,914)	933,521
Comprehensive income (loss)	—	—	—	560,757	1,031,114	—	1,591,871
Common dividends declared ($0.79 per share)	—	—	—	—	(80,247)	—	(80,247)
Acquisition of treasury stock	—	—	—	—	—	(541,435)	(541,435)
Stock-based compensation	—	—	12,103	—	—	18,169	30,272
Exercise of stock options	—	—	—	—	(29,398)	99,224	69,826
Retirement of treasury stock	—	(4,000)	(18,974)	—	(327,323)	350,297	—
Balance at December 31, 2021	—	109,218	520,564	(4,235,048)	6,455,733	(846,659)	2,003,808

Year Ended December 31, 2022
Balance at January 1, 2022	—	109,218	520,564	(4,235,048)	6,455,733	(846,659)	2,003,808
Comprehensive income (loss)	—	—	—	1,444,735	894,386	—	2,339,121
Common dividends declared ($0.83 per share)	—	—	—	—	(80,956)	—	(80,956)
Acquisition of treasury stock	—	—	—	—	—	(454,638)	(454,638)
Stock-based compensation	—	—	29,119	—	(345)	6,876	35,650
Exercise of stock options	—	—	—	—	(29,838)	136,430	106,592
Retirement of treasury stock	—	(4,000)	(20,022)	—	(344,445)	368,467	—
Balance at December 31, 2022	—	105,218	529,661	(2,790,313)	6,894,535	(789,524)	3,949,577

Year Ended December 31, 2023
Balance at January 1, 2023	—	105,218	529,661	(2,790,313)	6,894,535	(789,524)	3,949,577
Comprehensive income (loss)	—	—	—	17,894	970,755	—	988,649
Common dividends declared ($0.90 per share)	—	—	—	—	(85,139)	—	(85,139)
Acquisition of treasury stock	—	—	—	—	—	(511,100)	(511,100)
Stock-based compensation	—	—	18,466	—	—	12,270	30,736
Exercise of stock options	—	—	—	—	(19,395)	133,475	114,080
Retirement of treasury stock	—	(3,000)	(15,653)	—	(281,943)	300,596	—
Balance at December 31, 2023	$—	$102,218	$532,474	$(2,772,419)	$7,478,813	$(854,283)	$4,486,803

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Consolidated Financial Statements.

GL 2023 FORM 10-K

Globe Life Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$970,755	$894,386	$1,031,114
Adjustments to reconcile net income to cash provided from operations:
Increase (decrease) in future policy benefits	834,366	759,426	645,897
Increase (decrease) in other policy benefits	5,448	35,638	31,533
Deferral of policy acquisition costs	(850,169)	(828,943)	(782,488)
Amortization of deferred policy acquisition costs	379,700	348,824	317,616
Change in current and deferred income taxes	101,448	91,835	147,990
Realized (gains) losses	65,676	76,548	(59,319)
Other, net	(24,799)	44,480	105,337
Cash provided from (used for) operating activities	1,482,425	1,422,194	1,437,680

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	602,556	390,392	116,656
Fixed maturities available for sale—matured or other redemptions	250,652	462,002	310,991
Mortgage loans	44,004	32,870	31,423
Other long-term investments	151,262	50,281	4,923
Total investments sold or matured	1,048,474	935,545	463,993
Acquisition of investments:
Fixed maturities—available for sale	(1,536,409)	(1,420,220)	(1,004,384)
Mortgage loans	(158,823)	(77,275)	(10,421)
Other long-term investments	(155,700)	(213,207)	(247,875)
Total investments acquired	(1,850,932)	(1,710,702)	(1,262,680)
Net (increase) decrease in policy loans	(42,154)	(25,232)	(5,255)
Net (increase) decrease in short-term investments	32,381	(44,976)	38,637
Additions to property and equipment	(49,553)	(27,929)	(38,244)
Other investing activities	—	—	(56,700)
Investments in low-income housing interests	(64,365)	(69,721)	(53,121)
Cash provided from (used for) investing activities	(926,149)	(943,015)	(913,370)

Cash provided from (used for) financing activities:
Issuance of common stock	114,080	106,592	69,826
Cash dividends paid to shareholders	(84,116)	(80,547)	(80,043)
Repayment of debt	(165,612)	(150,000)	(300,000)
Proceeds from issuance of debt	170,000	250,492	325,000
Payment for debt issuance costs	(757)	(5,272)	(7,687)
Net borrowing (repayment) of commercial paper	32,961	(46,289)	74,974
Acquisition of treasury stock	(511,100)	(454,638)	(541,435)
Net receipts (payments) from deposit-type products	(96,943)	(112,791)	(64,238)
Cash provided from (used for) financing activities	(541,487)	(492,453)	(523,603)

Effect of foreign exchange rate changes on cash	(4,192)	13,670	(3,391)
Net increase (decrease) in cash	10,597	396	(2,684)
Cash at beginning of year	92,559	92,163	94,847
Cash at end of year	$103,156	$92,559	$92,163

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See accompanying Notes to Consolidated Financial Statements.

GL 2023 FORM 10-K

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

Investments: Globe Life classifies all of its fixed maturity investments as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of taxes, reflected directly in accumulated other comprehensive income (AOCI). Income from investments is recorded in "Net investment income" on the Consolidated Statements of Operations. Gains and losses from sales, maturities, or other

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
redemptions of investments are recorded in "Realized gains (losses)". Gains and losses realized on the disposition of investments are determined on a specific identification basis. Interest income and prepayment fees are recognized when earned. Premiums and discounts are amortized using the effective yield method. When amortized cost of a callable debt security exceeds the first call price, the premium is amortized to the earliest call date. Otherwise, the period of amortization or accretion generally extends from the purchase date to the maturity date.

"Policy loans", which represent loans provided to policyholders using cash values as collateral, are carried at unpaid principal balances.

"Mortgage loans" or commercial mortgage loans, are a type of investment where the mortgage loan is shared among investors, are accounted for as financing receivables. The commercial mortgage loans are managed by a third party. The Company purchased the legal rights to interests in commercial mortgage loans which are secured by properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of 3 years with the option to extend up to 2 years. The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses. Interest income, net of the amortization of origination fees, is recorded in "Net investment income" under the effective yield method. Our unfunded commitment balance to the commercial loan borrowers was $25 million as of December 31, 2023.

"Other long-term investments" include investment funds, equity securities, and real estate. Investments in equity securities are reported at fair value with changes in fair value, net of taxes, reflected directly in "Realized gains (losses)" in the Consolidated Statements of Operations. Investments in real estate are reported at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life.

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

Each limited partnership investment is evaluated under applicable GAAP to determine if it is a variable interest entity (VIE) and would qualify for consolidation. Only primary beneficiaries are required or allowed to consolidate VIEs. The investments are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Globe Life's involvement is limited to its limited partnership interest in the entities. The Company has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value and future commitments. The Company has approximately 2% of total assets in low-income housing tax credits and certain limited partnerships (investment funds) that qualify as unconsolidated VIEs.

The limited partnership investments are reported at the Company's pro-rata share of the investment fund's net asset value or its equivalent (NAV), as a practical expedient for fair value. Changes in the NAV are recorded in net income and increase the carrying value on the balance sheet. The amount of change in NAV attributable to the net operating results of the fund is recorded in "Net investment income" with the remaining balance of the change reflected in "Realized gains (losses)." Distributions received from the funds reduce the carrying value. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. The Company had $154 million of capital called during the year from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $744 million as of December 31, 2023.

"Short-term investments" include investments in interest-bearing assets with original maturities of twelve months or less.

GL 2023 FORM 10-K

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

Certain investments, such as investment funds, that are measured at fair value using the net asset value per share or its equivalent, as a practical expedient, have not been classified in the fair value hierarchy. The net asset value is provided by general partners or managers.

The great majority of Globe Life's "fixed maturities" are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2023, the Company's investments in fixed maturities were primarily composed of the following significant security types: corporate securities, state and municipal securities, U.S. government direct, guaranteed, and government-sponsored enterprises securities. The remaining security types represented approximately 1% of the total in the aggregate.

Approximately 97% of the fair value of "fixed maturities" reported at December 31, 2023 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers, but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

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

GL 2023 FORM 10-K

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

The fair values for each class of security and by valuation hierarchy level are indicated in Note 4—Investments under the caption Fair value measurements, and Note 10—Postretirement Benefits under the caption Pension Assets.

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

The fair values of Globe Life's long and short-term debt issues are based on the same methodology as investments in fixed maturities. At December 31, 2023, observable inputs were available for these debt securities and as such were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2023 is disclosed in Note 12—Debt.

As described in Note 10—Postretirement Benefits, Globe Life maintains a nonqualified supplemental retirement plan. Accordingly, the assets that support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of corporate-owned life insurance policies (COLI) and exchange traded funds (ETFs). The fair value of the insurance cash values approximates carrying value. Fair values for the ETFs are derived from direct quotes and are considered Level 1 in the fair value hierarchy.

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

If neither of the aforementioned criteria are met, the Company will evaluate whether the decline in fair value has resulted from a credit event. The Company will evaluate many factors, as further described below, to determine the

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
present value of the expected cash flows. A credit loss occurs when the present value of the expected cash flows is less than the amortized cost basis. This will result in the recording of an allowance for credit losses as a contra asset account to the amortized cost basis with an offsetting provision for credit losses in "Realized gains (losses)" on the Consolidated Statements of Operations. Additionally, the current expected credit loss (CECL) methodology includes a fair value floor where the allowance for credit loss for a security cannot exceed the difference between fair value and amortized cost. When it is determined that there is not a credit loss, the decline in fair value is recognized in Other Comprehensive Income.

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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Current Expected Credit Loss Reserve (mortgage loans): The Company evaluates the performance and credit quality of the commercial mortgage loan portfolio at least on a quarterly basis, or as needed, by utilizing common metrics such as loan-to-value or debt-service ratios as well as covenants, local market conditions, borrower quality, and underlying collateral. The fair value of the underlying collateral is based on a third-party appraisal of the property at origination of the loan. The fair value is assessed on an annual basis or more frequently when a loan is materially underperforming, 30 days delinquent, or in technical default. The Company determines the probability of estimated losses for the commercial mortgage loan portfolio on a pool basis each quarter and records an allowance. The allowance for credit losses is based on estimates, historical experience, probability of loss, value of the underlying collateral, and macro factors that affect the collectability of the loan.

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

Accrued investment income: "Accrued investment income" consists of interest income or dividends earned on the investment portfolio, but which are yet to be received as of the balance sheet date. The Company will write off accrued investment income that is deemed to be uncollectible related to the fixed maturities.

"Accrued investment income" also consists of interest income earned on the commercial mortgage loan portfolio, but which is yet to be received as of the balance sheet date. Accrued investment income will be placed in non-accrual status at the time the loan is 90 days delinquent or otherwise deemed to be uncollectible by management. Any currently accrued investment income will subsequently be written off. As of December 31, 2023, the accrued interest receivable for commercial mortgage loans was $1.7 million. Mortgage loans generally pay interest monthly, therefore accrued interest is typically for a period of less than 30 days.

As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the investment and separately reports it in another financial statement line item, "Accrued investment income." Accordingly, the amount will be excluded from disclosures within Note 4—Investments.

Other Receivables: Agent debit balances primarily represent commissions advanced to insurance agents, a common industry practice. These balances are repaid to the Company over time, generally one year, as the premiums associated with the advanced commissions are collected by the Company and a portion of the agents' commissions on such premiums are retained in order to repay the balances. The balances were $501 million at December 31, 2023 and $460 million at December 31, 2022. When an agent sells a policy, commissions are advanced to the agent, and the collection of the advance is made as long as the policy stays in force. While there is a susceptibility to loss should an agent terminate or excessive policy lapses occur, the ability of the Company to continue to collect an agent's commission streams over time from prior sales of policies reduces the Company's exposure to loss.

The Company has a very low inherent risk with regard to the collection of agent debit balances and views these balances as recoverable since they are, in aggregate, less than the estimated present value of future commissions discounted at a conservative rate which includes assumptions for lapses and mortality. The Company’s security, or collateral, is in the form of future commission streams collected over the life of the policies sold by the respective agents, which ultimately revert to the Company in the event an agent is terminated. The Company evaluated the agent debit balances on a pool basis to determine the allowance for credit losses, as the loans have similar characteristics. A provision for credit losses will be recorded in "Realized gains (losses)" on the Consolidated Statements of Operations and the asset balance will be reflected in agent debit balances, net of allowance for credit losses ("Other receivables"). Based on factors considered by management, there were no additional credit losses recorded during the year ended December 31, 2023. As of December 31, 2023, the allowance for credit losses was $1.2 million.

GL 2023 FORM 10-K

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

DAC is amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs on the Consolidated Statements of Operations. The in-force metric used to compute the DAC amortization rate is annualized premium in force. The assumptions used to amortize acquisition costs include mortality, morbidity, and lapses. These assumptions are reviewed at least annually and revised in conjunction with any change in the future policy benefit assumptions. The effect of changes in the assumptions are recognized over the remaining expected contract term as a revision of future amortization amounts.

VOBA is amortized on a basis that is consistent with DAC, as described above, and is subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized VOBA asset. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the reserve liability, is then compared with the unamortized balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits. Refer to Note 7—DAC.

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Direct to Consumer advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Direct to Consumer advertising costs consist primarily of internet advertising costs and the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of DAC. Additionally, they are amortized in the same manner as other DAC. Direct to Consumer advertising costs charged to earnings and included in commissions, premium taxes, and non-deferred acquisition costs were $19.2 million, $9.4 million, and $10.0 million in 2023, 2022, and 2021, respectively. Unamortized capitalized advertising costs included within DAC were $1.6 billion at December 31, 2023 and $1.5 billion at December 31, 2022.

Goodwill: The excess cost of a business acquired over the fair value of net assets acquired is reported as goodwill. In accordance with the guidance, goodwill is subject to impairment testing on an annual basis, or whenever potential impairment triggers occur. Impairment testing involves the performance of a qualitative analysis, which involves assessing current events and circumstances to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event the fair value is less than the carrying value, further testing is required to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of the test. Globe Life tests its goodwill annually as of June 30th for each of the years 2021 through 2023. The Company's goodwill was not impaired in any of those periods.

Low-Income Housing Tax Credit Interests: Globe Life invests in limited partnerships that provide low-income housing tax credits and other related federal income tax benefits to the Company. Globe Life holds passive interests in limited partnerships that provide investment returns through the provision of tax benefits (principally from the transfer of federal or state tax credits related to federal low-income housing). These investments are considered to be VIEs and do not qualify for consolidation. The carrying value of the Company's investment in these entities was $267 million and $315 million at December 31, 2023 and 2022, respectively, and was included in "Other assets" on the Consolidated Balance Sheets. As of December 31, 2023, Globe Life was obligated under future commitments of $72 million, which are recorded in "Other liabilities". For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization, while the proportional method of amortization is

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
utilized for all non-guaranteed and guaranteed investments acquired on or after January 1, 2015. All net amortization expense and income tax benefits are recorded in "Income tax benefit (expense)" on the Consolidated Statements of Operations.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less accumulated depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to fifteen years for equipment and software, and fifteen to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $455 million at December 31, 2023 and $406 million at December 31, 2022. Accumulated depreciation was $215 million at the end of 2023 and $194 million at the end of 2022. Depreciation expense was $21 million in 2023, $21 million in 2022, and $20 million in 2021. Internally generated software costs are expensed as incurred in the preliminary project phase and post-implementation phase, and are capitalized during the application development stage. Additionally, implementation costs incurred in a hosting arrangement that is a service contract are capitalized. See below for a breakout of the net balance by asset class for the year-ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Property and equipment, net of depreciation:
Company occupied real estate	$32,566	$32,456
Data processing equipment	198,150	177,173
Transportation equipment	7,405	12
Furniture and equipment	1,776	2,090
	$239,897	$211,731

Future Policy Benefits: The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 92% of the total liability for future policy benefits. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date or the Transition Date1, and expected future experience. The liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity, and product type.
Both the present value of expected future benefit payments and the present value of expected future net premiums are based primarily on assumptions of discount rates, mortality, morbidity, and lapses. Each quarter, the Company remeasures its liability for future policy benefits using current discount rates with the effect of the change recognized in Other Comprehensive Income, a component of shareholders’ equity. In addition, the Company recognizes a liability remeasurement gain or loss within the Consolidated Statements of Operations using original discount rates, and relating to actual experience under the net premium calculation, as compared to the prior reporting period assumptions.

The Company regularly reviews its cash flow assumptions (mortality, morbidity, and lapses) used to calculate the change in the liability for future policy benefits. These cash flow assumptions are updated as necessary in the third quarter of every year, or more frequently if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums
1 On January 1, 2023, the Company adopted ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12) on a modified retrospective basis as the transition date (Transition Date) of January 1, 2021. For additional information, refer to the 'Accounting Pronouncements Adopted in the Current Year' section below.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(capping), or the present value of future policyholder benefits exceeds the present value of expected future gross premiums (flooring), the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Consolidated Statements of Operations. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse assumptions are based on Company experience.

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

The liability for future policy benefits for annuity and interest sensitive life-type products is represented by policy account value. For limited-payment contracts, a deferred profit liability is also recorded, with changes recognized in income over the life of the contract in proportion to the amount of insurance in force. Refer to Note 6—Policy Liabilities.

Reinsurance: In the normal course of business, Globe Life insurance subsidiaries will enter into reinsurance agreements to limit their exposure to the risk of loss as well as enhance their capital position. To qualify for reinsurance accounting in accordance with applicable guidance, the assuming company (reinsurer) must have the “reasonable possibility” that it may realize a “significant loss.” In instances where the ceding company does not transfer significant insurance risk to the reinsurer, deposit accounting is utilized. Any risk charges payable related to reinsurance agreements where deposit accounting is applicable are recorded as an Other Liability. Any balances due to the Company under the terms of the reinsurance agreement are recorded as a reinsurance recoverable within Other Assets on the Consolidated Balance Sheets.

Unearned and Advanced Premium: Premium collected from both life and health policies that have not been earned and recognized in accordance with applicable GAAP. Refer to Recognition of Premium Revenue below.

Policy Claims and Other Benefits Payable: Globe Life establishes a liability for known policy benefits payable and an estimate of claims that have been incurred but not yet reported to the Company. Globe Life makes an estimate of unreported claims after careful evaluation of all information available to the Company. This estimate is based on prior experience and is reviewed quarterly. However, there is no certainty the stated liability for claims and other benefits, including the estimate of unsubmitted claims, will be Globe Life's ultimate obligation. For more information, see Note 8—Liability for Unpaid Claims.

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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Postretirement Benefits: Globe Life accounts for its postretirement defined benefit plans by recognizing the funded status of those plans on its Consolidated Balance Sheets in accordance with accounting guidance. Periodic gains and losses attributable to changes in plan assets and liabilities that are not recognized as components of net periodic benefit costs are recognized as components of other comprehensive income, net of tax. The supplemental executive retirement plan is accounted for consistent with the qualified noncontributory pension plan. The assets are included in a Rabbi Trust and recorded in Other Assets on the Consolidated Balance Sheets. More information concerning the accounting and disclosures for postretirement benefits is found in Note 10—Postretirement Benefits.

Treasury Stock: Globe Life accounts for purchases of treasury stock on the cost method. Issuance of treasury stock is accounted for using the weighted-average cost method. More information is found in Note 13—Shareholders' Equity.

Recognition of Premium Revenue and Related Expenses: Premium income for traditional long-duration life and health insurance products is recognized evenly over the contract period and when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $12.9 million, $13.5 million, and $14.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Other premium consists of annuity policy charges in each year. For most insurance products, the related benefits and expenses are matched with revenues by means of the provision of future policy benefits and the amortization of DAC in a manner which recognizes profits as they are earned over the revenue recognition period. For limited-payment life insurance products, the profits are recognized over the contract period.

Stock-Based Compensation: Globe Life accounts for stock-based compensation by recognizing an expense in the consolidated financial statements based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option or other stock grant on its grant date and that this value be amortized over the grantees’ service period.

The fair value method requires the use of an option valuation model to value employee stock options. Globe Life has elected to use the Black-Scholes valuation model for option expensing. A summary of assumptions for options granted in each of the three years 2021 through 2023 is as follows:

	2023	2022	2021
Volatility factor	23.0%	22.3%	21.8%
Dividend yield	0.7%	0.8%	0.8%
Expected term (in years)	5.10	5.12	5.11
Risk-free rate	4.1%	1.9%	0.6%

The expected term is generally derived from Company experience. However, expected terms are determined based on the simplified method as permitted under the ASC 718, Stock Compensation, topic when Company experience is insufficient. On April 26, 2018, the shareholders approved the Globe Life Inc. 2018 Incentive Plan, formerly the Torchmark Corporation 2018 Incentive Plan (the "2018 Incentive Plan"). The 2018 Incentive Plan replaced all previous plans. The 2018 Incentive Plan allows for option grants for employees with a seven-year contractual term which vest over three years in addition to ten-year grants which vest over five years as permitted by the previous plans. Director grants vest over six months. Volatility and risk-free interest rates are assumed over a period of time consistent with the expected term of the option. Volatility is measured on a historical basis. Monthly data points are utilized to derive volatility for periods three years and longer. Expected dividend yield is based on current dividend yield held constant over the expected term. Once the fair value of an option has been determined, it is amortized on a straight-line basis over the employee’s service period for that grant (from the grant date to the date the grant is fully vested). Expenses for restricted stock and restricted stock units are based on the grant date fair value allocated on a straight-line basis over the service period. Performance share expense is recognized based on management’s estimate of the probability of meeting the metrics identified in the performance share award agreement, assigned to each service period as these estimates develop.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Stock-based compensation expense is included in “Other operating expense” in the Consolidated Statements of Operations. Globe Life management views all stock-based compensation expense as a Corporate and Other expense and, therefore, presents it as such in its segment analysis. More information concerning the Company's segments is provided in Note 15—Business Segments.

Earnings per Share: Globe Life presents basic and diluted earnings per common share (EPS) on the face of the Consolidated Statements of Operations for income from operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares. For more information on earnings per share, see Note 13—Shareholders' Equity.

Immaterial Correction of Previously Issued Financial Statements: The Company previously accounted for certain group Medicare supplement policies with termination clauses as long-duration contracts. The termination clause precludes the insurance policies from being guaranteed renewable contracts and accordingly should be accounted for as short-duration contracts. In connection with the adoption of ASU 2018-12, the Company changed this accounting, with corresponding adjustments to DAC, future policy benefits, and retained earnings, resulting in an increase of $26.5 million, net of tax, to the opening retained earnings balance as of January 1, 2021.

The Company also previously presented reinsurance recoverable on a net basis as a component of policy liabilities. In the fourth quarter of 2023, the Company corrected its presentation for reinsurance recoverable to a gross basis as a component of other assets, which resulted in the reclassification of $59.7 million, $82.4 million, and $49.9 million of reinsurance recoverable from liabilities to assets as of December 31, 2022, 2021, and 2020, respectively.

The balance sheet and related footnotes for all periods presented have been adjusted to reflect such changes.

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

The following tables summarize the balance of and changes to the liability for future policy benefits for traditional life and health long-duration contracts on the Transition Date due to the adoption of ASU 2018-12:

	Net Liability for Future Policy Benefits - Long Duration Life
	American Income	DTC	Liberty National	Other	Total
Balance at original discount rates as of December 31, 2020(2)	$3,541,426	$2,492,226	$2,150,829	$2,758,558	$10,943,039
Effect of changes in discount rate assumptions	3,334,600	2,195,430	1,229,610	2,325,536	9,085,176
Effect of capping and flooring(1)	—	16,899	2,433	2	19,334
Balance at current discount rates as of January 1, 2021	$6,876,026	$4,704,555	$3,382,872	$5,084,096	$20,047,549
Reinsurance recoverable	$(109)	$—	$(10,758)	$(49,455)	$(60,322)
Balance, net of reinsurance, at current discount rates as of January 1, 2021	$6,875,917	$4,704,555	$3,372,114	$5,034,641	$19,987,227

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Net liability for Future Policy Benefits - Long Duration Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at original discount rates as of December 31, 2020(2)	$88,505	$1,390,944	$502,952	$101,998	$(2,913)	$2,081,486
Effect of changes in discount rate assumptions	123,906	501,748	220,313	60,366	318	906,651
Effect of capping and flooring(1)	6,506	—	19,324	—	4,193	30,023
Balance at current discount rates as of January 1, 2021	218,917	1,892,692	742,589	162,364	1,598	3,018,160
Reinsurance recoverable	(5,254)	(12,314)	(1,961)	—	—	(19,529)
Balance, net of reinsurance, at current discount rates as of January 1, 2021	$213,663	$1,880,378	$740,628	$162,364	$1,598	$2,998,631
(1)When the present value of expected future net premiums exceeds the present value of expected future gross premiums for a given cohort (capping), or the present value of future policy benefits and related termination expenses exceeds the present value of expected future net premiums (flooring), an adjustment is made to the liability for future policy benefits.
(2)The amounts presented herein have been updated to reflect the immaterial correction of an error, as noted above.

The following table presents total policy liabilities, both before and after the Transition Date:

	January 1,	December 31,
	2021(3)	2020(3)
Future policy benefits:
Net liability for future policy benefits—long duration life	$20,047,549	$10,943,039
Net liability for future policy benefits—long duration health	3,018,160	2,081,486
Additional insurance liabilities(1),(2)	2,008,399	2,218,116
Total future policy benefits	25,074,108	15,242,641
Unearned and advance premium(1)	243,612	61,971
Policy claims and other benefits payable(1)	476,710	402,693
Other policyholders' funds(1)	98,459	97,968
Total policy liabilities	$25,892,889	$15,805,273
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
(3)The amounts presented herein have been updated to reflect the immaterial correction of an error, as noted above.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents the Company's deferred policy acquisition costs before and after the Transition Date:

	January 1,	December 31,
	2021	2020(1)
Life:
American Income	$1,647,761	$1,647,761
Direct to Consumer	1,498,970	1,498,435
Liberty National	531,504	531,504
Other	304,786	304,459
Total life	3,983,021	3,982,159
Health:
United American	65,020	60,580
Family Heritage	364,751	364,751
Liberty National	124,754	124,888
American Income	39,477	39,477
Direct to Consumer	2,215	6,520
Total health	596,217	596,216
Annuity	8,309	3,216
Total DAC	$4,587,547	$4,581,591
(1)The amounts presented herein have been updated to reflect the immaterial correction of an error, as noted above.

In accordance with ASU 2018-12, the Company has adjusted its DAC balance to remove the impact of unrealized gains and losses that were previously recorded in Accumulated Other Comprehensive Income (AOCI) on the Consolidated Statements of Shareholders' Equity. Under prior guidance, the Company included these amounts within its calculation of amortization.

The following table presents the effect of transition adjustments due to the adoption of ASU 2018-12 on shareholders' equity:

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other(1)	Total
Shareholders’ Equity, as of December 31, 2020	$5,874,109	$3,029,244	$(132,261)	$8,771,092
Effect of changes in discount rate assumptions	—	(7,829,753)	—	(7,829,753)
Effect of capping and flooring	(38,992)	—	—	(38,992)
Effect of removal of unrealized gain (loss) on DAC	—	4,704	—	4,704
Other adjustments(2)	26,470	—	—	26,470
Shareholders’ Equity, as of January 1, 2021	$5,861,587	$(4,795,805)	$(132,261)	$933,521
(1)Other represents common stock, additional paid-in capital, and treasury stock, combining balances that were unaffected by the new standard.
(2)Other adjustments relates to an immaterial correction of an error, as noted above.

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

GL 2023 FORM 10-K

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

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, adds disclosure requirements to segment expenses, improving the financial reporting of the entity’s overall performance and assessment of future cash flows. The disclosures will require more detailed information related to the entity’s reportable segments.

This standard is effective for the Company for annual periods beginning on January 1, 2024 and January 1, 2025 for interim periods, and will be implemented on a retrospective basis. The Company does not expect the standard will have a material impact on the Consolidated Financial Statements.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, adds disclosure requirements to disaggregated information related to the effective tax rate reconciliation and information on income taxes paid. The disclosures will enhance the assessment of the entity’s operations and related tax risks.

This standard is effective for the Company for the annual period beginning on January 1, 2025, and will be implemented on a prospective basis. The Company does not expect the standard will have a material impact on the Consolidated Financial Statements.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Effect of New Accounting Standards on Previously Reported Results: The impacts from the adoption of ASU 2018-12 on the Company's previously reported results included in these financial statements are as follows:

Consolidated Balance Sheets

	December 31, 2022
	As Previously Reported	Adoption Impact(1)	As Adjusted
Assets:
Other receivables	$484,887	$104,284	$589,171
Deferred acquisition costs	5,249,907	285,790	5,535,697
Liabilities:
Future policy benefits	16,721,846	1,375,495	18,097,341
Unearned and advance premium	60,742	192,618	253,360
Policy claims and other benefits payable	430,027	79,329	509,356
Current and deferred income taxes	686,172	(251,523)	434,649
Shareholders' equity:
Accumulated other comprehensive income (loss)	(1,415,714)	(1,374,599)	(2,790,313)
Retained earnings	6,466,220	428,315	6,894,535
(1) In addition to the impact of the adoption, this also includes the immaterial error corrections noted above.

Consolidated Statements of Operations

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Adoption Impact(1)	As Adjusted	As Previously Reported	Adoption Impact(1)	As Adjusted
Revenue:
Life premium	$3,023,296	$4,528	$3,027,824	$2,898,210	$(4,280)	$2,893,930
Health premium	1,279,412	3,005	1,282,417	1,201,676	(794)	1,200,882
Net investment income	987,499	4,301	991,800	952,447	4,243	956,690
Benefits and expenses:
Life policyholder benefits	2,045,730	(10,037)	2,035,693	2,071,810	(173,291)	1,898,519
Health policyholder benefits	791,809	(38,943)	752,866	758,745	(37,436)	721,309
Other policyholder benefits	27,917	8,958	36,875	29,061	10,157	39,218
Amortization of deferred acquisition costs	624,407	(275,583)	348,824	603,838	(286,222)	317,616
Commissions, premium taxes, and non-deferred acquisition costs	374,383	131,639	506,022	331,510	123,740	455,250

Income before income taxes	906,311	195,800	1,102,111	912,390	362,221	1,274,611
Income tax benefit (expense)	(166,607)	(41,118)	(207,725)	(167,431)	(76,066)	(243,497)
Net income	$739,704	$154,682	$894,386	$744,959	$286,155	$1,031,114

Basic net income per common share	$7.55	$1.58	$9.13	$7.30	$2.80	$10.10

Diluted net income per common share	$7.47	$1.57	$9.04	$7.22	$2.77	$9.99
(1) In addition to the impact of adoption, this also includes the immaterial error corrections noted above.
See Note 1—Significant Accounting Policies, Note 6—Policy Liabilities, and Note 7—DAC for additional information on the adoption.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 2—Statutory Accounting

Life insurance subsidiaries of Globe Life are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2023	2022	2021	2023	2022
Life insurance subsidiaries	$434,952	$444,294	$373,703	$1,660,104	$1,632,018

The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to the Parent Company without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $607 million at December 31, 2023. More information on the restrictions on the payment of dividends can be found in Note 13—Shareholders' Equity.

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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2021 through 2023:

	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
For the year ended December 31, 2021:
Balance at January 1, 2021	$3,175,572	$(7,829,753)	$23,302	$(164,926)	$(4,795,805)
Other comprehensive income (loss) before reclassifications, net of tax	(385,231)	913,843	(4,054)	44,819	569,377
Reclassifications, net of tax	(25,051)	—	—	16,431	(8,620)
Other comprehensive income (loss)	(410,282)	913,843	(4,054)	61,250	560,757
Balance at December 31, 2021	2,765,290	(6,915,910)	19,248	(103,676)	(4,235,048)

For the year ended December 31, 2022:
Other comprehensive income (loss) before reclassifications, net of tax	(4,211,540)	5,546,706	(20,929)	94,055	1,408,292
Reclassifications, net of tax	25,578	—	—	10,865	36,443
Other comprehensive income (loss)	(4,185,962)	5,546,706	(20,929)	104,920	1,444,735
Balance at December 31, 2022	(1,420,672)	(1,369,204)	(1,681)	1,244	(2,790,313)

For the year ended December 31, 2023:
Other comprehensive income (loss) before reclassifications, net of tax	529,688	(578,187)	6,400	(3,087)	(45,186)
Reclassifications, net of tax	63,388	—	—	(308)	63,080
Other comprehensive income (loss)	593,076	(578,187)	6,400	(3,395)	17,894
Balance at December 31, 2023	$(827,596)	$(1,947,391)	$4,719	$(2,151)	$(2,772,419)

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three years ended December 31, 2023.

	Year Ended December 31,			Affected line items in the Statement of Operations
Component Line Item	2023	2022	2021
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$84,416	$32,165	$(37,874)	Realized (gains) losses
Amortization of (discount) premium	(4,178)	212	6,164	Net investment income
Total before tax	80,238	32,377	(31,710)
Tax	(16,850)	(6,799)	6,659	Income taxes
Total after-tax	63,388	25,578	(25,051)
Pension adjustments:
Amortization of prior service cost	1,075	1,077	631	Other operating expense
Amortization of actuarial (gain) loss	(1,465)	12,677	20,166	Other operating expense
Total before tax	(390)	13,754	20,797
Tax	82	(2,889)	(4,366)	Income taxes
Total after-tax	(308)	10,865	16,431
Total reclassification (after-tax)	$63,080	$36,443	$(8,620)

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at December 31, 2023 and 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$398,450	$—	$7	$(32,306)	$366,151	2
States, municipalities, and political subdivisions	3,296,305	—	47,346	(403,329)	2,940,322	16
Foreign governments	44,453	—	1	(10,348)	34,106	—
Corporates, by sector:
Financial	5,028,151	—	112,368	(388,340)	4,752,179	27
Utilities	2,017,967	—	73,925	(94,130)	1,997,762	11
Energy	1,446,480	—	58,637	(62,324)	1,442,793	8
Other corporate sectors	6,569,646	(7,115)	154,441	(504,523)	6,212,449	35
Total corporates	15,062,244	(7,115)	399,371	(1,049,317)	14,405,183	81
Collateralized debt obligations	37,110	—	5,036	—	42,146	—
Other asset-backed securities	86,352	—	3	(4,057)	82,298	1
Total fixed maturities	$18,924,914	$(7,115)	$451,764	$(1,499,357)	$17,870,206	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$394,439	$—	$27	$(38,968)	$355,498	2
States, municipalities, and political subdivisions	2,791,030	—	24,328	(505,447)	2,309,911	14
Foreign governments	55,164	—	6	(12,706)	42,464	—
Corporates, by sector:
Financial	4,907,794	—	63,126	(504,489)	4,466,431	27
Utilities	1,924,190	—	36,670	(125,713)	1,835,147	11
Energy	1,436,598	—	22,637	(101,923)	1,357,312	8
Other corporate sectors	6,667,043	—	78,903	(738,772)	6,007,174	37
Total corporates	14,935,625	—	201,336	(1,470,897)	13,666,064	83
Collateralized debt obligations	37,098	—	13,266	—	50,364	—
Other asset-backed securities	88,336	—	4	(9,276)	79,064	1
Total fixed maturities	$18,301,692	$—	$238,967	$(2,037,294)	$16,503,365	100
(1)Amount reported in the balance sheet.
(2)At fair value.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The Company has exposure to banks within our fixed maturity portfolio, with an average credit rating of A- . The Company’s bank securities had a fair value of $1.3 billion (7% of the total fixed maturity portfolio) and $1.3 billion (8% of the total fixed maturity portfolio) at December 31, 2023 and December 31, 2022, respectively. Additionally, the Company has exposure to real estate investment trusts with an average rating of BBB+, which had a fair value of $425 million (2% of the total fixed maturity portfolio) and $428 million (3% of the total fixed maturity portfolio) at December 31, 2023 and December 31, 2022, respectively.

A schedule of fixed maturities available for sale by contractual maturity date at December 31, 2023, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At December 31, 2023
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$110,352	$109,817
Due after one year through five years	850,072	858,859
Due after five years through ten years	1,988,461	2,011,887
Due after ten years through twenty years	8,376,525	8,164,465
Due after twenty years	7,468,886	6,600,692
Mortgage-backed and asset-backed securities	123,503	124,486
	$18,917,799	$17,870,206

Analysis of investment operations: "Net investment income" for the three years ended December 31, 2023, is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Fixed maturities available for sale	$944,628	$910,284	$892,421
Policy loans	49,011	46,586	45,318
Mortgage loans	19,541	9,719	8,831
Other long-term investments(1)	54,655	40,837	27,007
Short-term investments	6,322	2,156	24
	1,074,157	1,009,582	973,601
Less investment expense	(17,273)	(17,782)	(16,911)
Net investment income	$1,056,884	$991,800	$956,690
(1)For the years ended 2023, 2022 and 2021, the investment funds, accounted for under the fair value option method, recorded $52.3 million, $40.3 million, and $26.7 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of "realized gains (losses)" is as follows:

	Year Ended December 31,
	2023	2022	2021
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(77,301)	$(32,552)	$34,916
Provision for credit losses	(7,115)	387	2,959
Fair value option—change in fair value	15,102	(29,353)	22,918
Mortgage loans	(5,603)	(963)	1,788
Other investments	1,792	4,681	(135)
Realized gains (losses) from investments	(73,125)	(57,800)	62,446
Realized loss on redemption of debt	—	—	(9,314)
Other gains (losses)	7,449	(18,748)	6,187
	(65,676)	(76,548)	59,319
Applicable tax	13,792	16,075	(12,457)
Realized gains (losses), net of tax	$(51,884)	$(60,473)	$46,862
(1)For the years ended 2023, 2022 and 2021, the Company recorded $50.9 million, $147.6 million, and $109.2 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $(1.9) million, $1.9 million, and $25.2 million, respectively, in realized gains (losses). During the year ended December 31, 2023, the Company sold $66 million in securities relating to holdings in Signature Bank New York and First Republic Bank, which entered receivership during the first half of the year.
An analysis of the net change in unrealized investment gains (losses) is as follows:

	Year Ended December 31,
	2023	2022	2021
Change in unrealized investment gains (losses) on:
Fixed maturities available for sale	$750,734	$(5,298,692)	$(519,345)

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Selected information about sales of fixed maturities available for sale is as follows:

	Year Ended December 31,
	2023	2022	2021
Fixed maturities available for sale:
Proceeds from sales(1)	$602,556	$390,392	$116,656
Gross realized gains	5,554	1,296	1,848
Gross realized losses	(80,823)	(57,996)	(12,101)
(1)There were no unsettled sales in the periods ended December 31, 2023, 2022 and 2021.

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2023 and 2022:

	Fair Value Measurement at December 31, 2023:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$366,151	$—	$366,151
States, municipalities, and political subdivisions	—	2,940,322	—	2,940,322
Foreign governments	—	34,106	—	34,106
Corporates, by sector:
Financial	—	4,621,160	131,019	4,752,179
Utilities	—	1,888,797	108,965	1,997,762
Energy	—	1,432,884	9,909	1,442,793
Other corporate sectors	—	6,007,609	204,840	6,212,449
Total corporates	—	13,950,450	454,733	14,405,183
Collateralized debt obligations	—	—	42,146	42,146
Other asset-backed securities	—	82,298	—	82,298
Total fixed maturities	$—	$17,373,327	$496,879	$17,870,206
Percentage of total	—%	97%	3%	100%

GL 2023 FORM 10-K

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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2021	$12,870	$71,598	$714,505	$798,973
Included in realized gains / losses	(82)	(6,787)	3,275	(3,594)
Included in other comprehensive income	63	12,447	(20,818)	(8,308)
Acquisitions(1)	—	—	25,000	25,000
Sales	(12,851)	(13,213)	—	(26,064)
Amortization	—	4,505	9	4,514
Other(2)	—	(5,045)	(80,283)	(85,328)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2021	—	63,505	641,688	705,193
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(13,771)	(91,385)	(105,156)
Acquisitions(1)	—	—	—	—
Sales	—	—	—	—
Amortization	—	4,519	7	4,526
Other(2)	—	(3,889)	(72,227)	(76,116)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2022	—	50,364	478,083	528,447
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(8,230)	4,541	(3,689)
Acquisitions(1)	—	—	—	—
Sales	—	—	—	—
Amortization	—	4,569	155	4,724
Other(2)	—	(4,557)	(28,046)	(32,603)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2023	$—	$42,146	$454,733	$496,879

Change in unrealized gains or losses for level 3 securities during the period included in accumulated other comprehensive income for assets held at the end of the reporting period:
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
2021	$63	$12,447	$(20,818)	$(8,308)
2022	—	(13,771)	(91,385)	(105,156)
2023	—	(8,230)	4,541	(3,689)
(1)Acquisitions of Level 3 investments in each of the years 2021 through 2023 are comprised of private placement fixed maturities and equities.
(2)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Transfers between levels within the hierarchy occur when there are changes in the observability of the inputs and market data. Transfers into Level 3 occur when there is little unobservable market activity for the asset/liability as of the measurement date and the Company is required to rely upon internally-developed assumptions or third parties. Transfers out of Level 3 occur when quoted prices in active markets becomes available for identical assets/ liabilities or the ability to corroborate by observable market data.

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2023
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Private placement fixed maturities	$454,733	Determination of credit spread	Credit rating	A+ to CCC+	BBB
Collateralized debt obligations	42,146	Discounted Cash Flows	Discount rate	11.65%	11.65%
	$496,879
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

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of December 31, 2023	151	1,614	1,765
As of December 31, 2022	1,819	157	1,976

Globe Life's entire fixed maturity portfolio consisted of 2,473 issues by 980 different issuers at December 31, 2023 and 2,328 issues by 979 different issuers at December 31, 2022. The increase in the number of securities in an unrealized loss position during the years ended December 31, 2023 and 2022 is due to the increase in interest rates. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of December 31, 2023 and December 31, 2022.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at December 31, 2023 and December 31, 2022.

Analysis of Gross Unrealized Investment Losses

	At December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$—	$364,006	$(32,306)	$364,006	$(32,306)
States, municipalities, and political subdivisions	252,800	(3,520)	1,610,163	(399,809)	1,862,963	(403,329)
Foreign governments	—	—	32,591	(10,348)	32,591	(10,348)
Corporates, by sector:
Financial	242,099	(6,584)	2,341,424	(339,628)	2,583,523	(346,212)
Utilities	81,194	(648)	686,043	(91,959)	767,237	(92,607)
Energy	18,301	(445)	516,387	(54,398)	534,688	(54,843)
Other corporate sectors	173,272	(3,436)	3,801,440	(475,613)	3,974,712	(479,049)
Total corporates	514,866	(11,113)	7,345,294	(961,598)	7,860,160	(972,711)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	70,956	(3,648)	70,956	(3,648)
Total investment grade securities	767,666	(14,633)	9,423,010	(1,407,709)	10,190,676	(1,422,342)

Below investment grade securities:
Corporates, by sector:
Financial	25,563	(2,602)	151,190	(39,526)	176,753	(42,128)
Utilities	—	—	19,654	(1,523)	19,654	(1,523)
Energy	—	—	37,171	(7,481)	37,171	(7,481)
Other corporate sectors	10,745	(199)	108,526	(25,275)	119,271	(25,474)
Total corporates	36,308	(2,801)	316,541	(73,805)	352,849	(76,606)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	11,288	(409)	11,288	(409)
Total below investment grade securities	36,308	(2,801)	327,829	(74,214)	364,137	(77,015)
Total fixed maturities	$803,974	$(17,434)	$9,750,839	$(1,481,923)	$10,554,813	$(1,499,357)

Gross unrealized losses may fluctuate quarter over quarter due to adverse factors in the market that affect our holdings, such as changes in interest rates or credit spreads. The Company considers many factors when determining whether an allowance for a credit loss should be recorded. While the Company holds securities that may be in an unrealized loss position from time to time, Globe Life does not generally intend to sell and it is unlikely that the Company will be required to sell the fixed maturities prior to their anticipated recovery or maturity due to the strong cash flows generated by its insurance operations.

GL 2023 FORM 10-K

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

Gross unrealized losses decreased from $2.04 billion at December 31, 2022 to $1.50 billion at December 31, 2023, a decrease of $538 million. The decrease in the gross unrealized losses from the prior year was primarily attributable to the decrease in market interest rates.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows. Refer to Note 1 for factors considered in the recording of the allowance for credit losses.

	Year Ended December 31,
	2023	2022
Allowance for credit losses beginning balance	$—	$387
Additions to allowance for which credit losses were not previously recorded	72,508	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	(65,393)	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	(387)
Allowance for credit losses ending balance	$7,115	$—

As of December 31, 2023 and December 31, 2022, the Company did not have any fixed maturities in non-accrual status. During the year ended December 31, 2023, the Company sold $66 million in securities for which there was a provision for credit losses relating to holdings in Signature Bank New York and First Republic Bank, which entered receivership during the first half of the year.

Concentrations of Credit Risk: Globe Life maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2023, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporates	71%
States, municipalities, and political subdivisions	15
U.S. Government direct, guaranteed, and government-sponsored enterprises	2
Other	1

Below investment grade fixed maturities:
Corporates	2
91

Other
Policy loans, which are secured by the underlying insurance policy values	3
Other investments	6
100%

As of December 31, 2023, state and municipal governments represented 15% of invested assets at fair value. Such investments are made throughout the U.S. At December 31, 2023, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (19%), California (9%), New York (7%), Florida (5%), and Pennsylvania (4%). Otherwise, there was no concentration within any given state greater than 4%.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Corporate fixed maturities represent 73% of Globe Life's invested assets. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the portfolio of corporate fixed maturities at December 31, 2023, based on fair value:

Insurance	16%
Electric utilities	10
Banks	9
Oil and natural gas pipelines	6
Chemicals	5
Transportation	4
Telecommunications	4
Food	3
Diversified financial services	3
Real estate investment trusts	3

At December 31, 2023, 2% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $646 million, amortized cost was $530 million, and fair value was $459 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Securities, cash, and short-term investments held on deposit with various state and federal regulatory authorities had an amortized cost and fair value, respectively, of $1.0 billion and $983 million at December 31, 2023 and $975 million and $889 million at December 31, 2022.

Mortgage Loans (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at December 31, 2023 and 2022 are as follows:

	2023		2022
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Multi-family	$116,299	42	$42,232	23
Industrial	57,267	20	27,248	15
Hospitality	43,897	16	27,796	15
Mixed use	34,749	12	62,375	34
Retail	23,925	9	15,342	9
Office	6,734	2	8,101	5
Total recorded investment	282,871	101	183,094	101
Less allowance for credit losses	(3,672)	(1)	(1,789)	(1)
Carrying value, net of allowance for credit losses	$279,199	100	$181,305	100

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	2023		2022
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
California	$54,721	20	$64,477	36
Florida	48,233	17	33,182	18
Texas	45,111	16	22,905	13
New Jersey	44,574	16	—	—
New York	20,284	7	19,167	11
Massachusetts	14,979	5	—	—
Other	54,969	20	43,363	23
Total recorded investment	282,871	101	183,094	101
Less allowance for credit losses	(3,672)	(1)	(1,789)	(1)
Carrying value, net of allowance for credit losses	$279,199	100	$181,305	100

The following tables are reflective of the key factors, debt service coverage ratios, and loan-to-value ratios (LTVs) that are utilized by management to monitor the performance of the portfolios. The Company only makes new investments in commercial mortgage loans that have a LTV ratio less than 80%. Generally, a higher LTV ratio and a lower debt service coverage ratio can potentially equate to higher risk of loss.

	December 31, 2023
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$27,091	$180,761	$58,364	$266,216	94
70% to 80%	—	—	—	—	—
81% to 90%	8,468	—	1,153	9,621	3
Greater than 90%	7,034	—	—	7,034	3
Total	$42,593	$180,761	$59,517	282,871	100
Less allowance for credit losses				(3,672)
Total, net of allowance for credit losses				$279,199
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by appraised value at origination, including planned renovations and stabilized occupancy, at origination. Updated internal valuations are used when a loan is materially underperforming.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	December 31, 2022
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$24,221	$108,156	$12,018	$144,395	79
70% to 80%	—	22,120	1,238	23,358	13
81% to 90%	8,307	—	—	8,307	4
Greater than 90%	7,034	—	—	7,034	4
Total	$39,562	$130,276	$13,256	183,094	100
Less allowance for credit losses				(1,789)
Total, net of allowance for credit losses				$181,305
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by appraised value at origination, including planned renovations and stabilized occupancy, at origination. Updated internal valuations are used when a loan is materially underperforming.

As of December 31, 2023, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 28 loans in the portfolio. For the year ended December 31, 2023, the allowance for credit losses increased by $1.9 million to $3.7 million. Additionally, there was one foreclosure that resulted in a $2.9 million after tax realized loss during the period. The provision for credit losses is included in "Realized gains (losses)" in the Consolidated Statements of Operations.

	Year Ended December 31,
	2023	2022
Allowance for credit losses beginning balance	$1,789	$827
Provision (reversal) for credit losses	1,883	962
Allowance for credit losses ending balance	$3,672	$1,789
There were no delinquent commercial mortgage loans as of December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022, the Company had no commercial mortgage loans in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $25 million as of December 31, 2023.
Other Long-Term Investments: Other long-term investments consist of the following assets:

	December 31,
	2023	2022
Investment funds	$795,583	$768,689
Other	40,295	26,022
Total	$835,878	$794,711

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents additional information about the Company's investment funds as of December 31, 2023 and December 31, 2022 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	2023	2022	2023	Redemption Term/Notice(1)
Commercial mortgage loans	$411,315	$431,405	$540,972	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	181,410	158,524	129,253	Fully redeemable and non-redeemable with varying terms.
Infrastructure	165,887	159,534	16,800	Fully redeemable and non-redeemable with varying terms.
Other	36,971	19,226	57,343	Non-redeemable with varying terms
Total investment funds	$795,583	$768,689	$744,368
(1) Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.

The Company had $154 million of capital called during the year from existing investment funds, as compared to $201 million in 2022.

Note 5—Commitments and Contingencies

Reinsurance: Insurance affiliates of Globe Life reinsure a portion of insurance risk that is in excess of their retention limits. Current retention limits for new business written on ordinary life insurance range up to $500 thousand per life. Life insurance ceded represented 0.3% of total life insurance in force at December 31, 2023 and 2022. Insurance ceded on life and accident and health products represented 0.2% of premium income for 2023 and 2022. The insurance affiliates of Globe Life would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other external companies. Life reinsurance assumed represented 0.9% and 1.0% of life insurance in force at December 31, 2023 and 2022, respectively, and reinsurance assumed on life and accident and health products represented 1.3% and 1.5% of premium income for 2023 and 2022, respectively.

Leases: Globe Life primarily leases office space, aviation equipment, and other equipment under a variety of operating lease arrangements.

Rental expense for the three years ended December 31, 2023 is as follows:

	Year Ended December 31,
	2023	2022	2021
Rental expense	$3,519	$4,239	$4,674

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2023 were as follows:

	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter
Operating lease commitments	$3,390	$1,840	$1,606	$1,140	$760	$4,652

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Purchase Commitments: Globe Life has various long-term noncancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests. See further discussion related to tax credits in Note 1—Significant Accounting Policies.

	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter
Purchase commitments	$61,399	$21,752	$14,055	$16,380	$13,089	$210,508

Investments: Globe Life is committed to invest under certain contracts related to investments in limited partnerships. See Note 4—Investments for unfunded commitment table.

Guarantees: At December 31, 2023, Globe Life had in place three guarantee agreements which were either Parent Company guarantees of subsidiary obligations to a third party or Parent Company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2023, Globe Life had no liability with respect to these guarantees.

Letters of Credit: Globe Life has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 12—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on September 30, 2021 and now expires in 2026. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. On March 29, 2023, the letters of credit were amended to reduce the current amount outstanding to $115 million from $125 million outstanding.

Equipment leases: Globe Life has guaranteed performance of certain of its subsidiaries as lessees under two aviation leasing arrangements. At December 31, 2023, total remaining undiscounted payments under the leases were approximately $1 million. The Parent Company would be responsible for any subsidiary obligation in the event the subsidiary did not make payments or otherwise perform under the terms of the lease.

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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
On April 4, 2023, putative class action litigation was filed against National Income Life Insurance Company (“National Income”) in New York Supreme Court by plaintiffs Melissa K. Goppert, Sarah Valente, James O’Neill, Jennifer Abe, and Emily Herendeen (“Plaintiffs”) (Goppert, et al. v. National Income Life Insurance Company, Index No. 153096/2023). Plaintiffs are former National Income independent sales agents who allege they should have been classified as employees and assert claims under New York state law on behalf of a putative class of former independent sales agents and individuals who trained to become independent sale agents since March 2017. Plaintiffs make claims under New York’s Minimum Wage Law (NYLL § 633 and 12 NYCRR § 142-2.1); Overtime Compensation Law (NYLL § 633 and 12 NYCRR § 142-2.2); and “Spread of Hours” Law (12 NYCRR § 142-2.4) for the alleged failure to pay minimum wages and overtime pay, including for time spent in training, and attorney’s fees and costs. National Income filed a motion to compel arbitration of each Plaintiff’s claims on an individual basis, which the Court granted in full on January 11, 2024, and on February 7, 2024, Plaintiffs filed a notice of appeal of the Court’s order.

On September 1, 2023, plaintiff Miné Caglar Cost (“Plaintiff") filed a complaint against American Income Life Insurance Company (“American Income”) in the Superior Court of the State of California for the County of Los Angeles, asserting a single claim for violation of the Private Attorneys General Act (“PAGA”) (Cost v. American Income Life Insurance Company, et al., Case No. 23SMCV04113).

Plaintiff is a former California independent insurance sales agent who alleges one cause of action for civil penalties under PAGA arising out of alleged violations of the wage-and-hour provisions of the California Labor Code stemming from American Income’s alleged misclassification of Plaintiff and other California-based sales agents as independent contractors. American Income filed a motion to compel arbitration on an individual basis and stay the representative component of Plaintiff’s claims, to which Plaintiff stipulated. On December 12, 2023, the Court approved the parties’ stipulation to compel the matter to individual arbitration and stayed the case pending the completion of the individual arbitration.

GL 2023 FORM 10-K

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three years ended December 31, 2023.

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2021	$4,498,278	$7,028,713	$1,327,203	$571,165	$13,425,359
Beginning balance at original discount rates	3,263,663	4,963,806	967,173	393,287	9,587,929
Effect of changes in assumptions on future cash flows	5,854	18,076	5,104	2,499	31,533
Effect of actual variances from expected experience	43,249	7,439	61,583	(1,592)	110,679
Adjusted balance at January 1, 2021	3,312,766	4,989,321	1,033,860	394,194	9,730,141
Issuances(1)	866,716	860,279	77,272	43,978	1,848,245
Interest accrual(2)	169,543	267,314	51,274	20,806	508,937
Net premiums collected(3)	(443,095)	(583,173)	(122,164)	(42,837)	(1,191,269)
Effect of changes in the foreign exchange rate	168	—	—	—	168
Ending balance at original discount rates	3,906,098	5,533,741	1,040,242	416,141	10,896,222
Effect of change from original to current discount rates	1,019,094	1,731,164	292,227	143,831	3,186,316
Balance at December 31, 2021	$4,925,192	$7,264,905	$1,332,469	$559,972	$14,082,538

Balance at January 1, 2022	$4,925,192	$7,264,905	$1,332,469	$559,972	$14,082,538
Beginning balance at original discount rates	3,906,098	5,533,741	1,040,242	416,141	10,896,222
Effect of changes in assumptions on future cash flows	34,266	79,571	17,719	35,214	166,770
Effect of actual variances from expected experience	(121,230)	(264,286)	(20,027)	(10,929)	(416,472)
Adjusted balance at January 1, 2022	3,819,134	5,349,026	1,037,934	440,426	10,646,520
Issuances(1)	760,857	663,790	104,982	31,815	1,561,444
Interest accrual(2)	176,102	273,494	51,326	21,150	522,072
Net premiums collected(3)	(491,168)	(605,446)	(128,119)	(44,182)	(1,268,915)
Effect of changes in the foreign exchange rate	(18,202)	—	—	—	(18,202)
Ending balance at original discount rates	4,246,723	5,680,864	1,066,123	449,209	11,442,919
Effect of change from original to current discount rates	26,433	229,360	28,284	21,532	305,609
Balance at December 31, 2022	$4,273,156	$5,910,224	$1,094,407	$470,741	$11,748,528

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$4,273,156	$5,910,224	$1,094,407	$470,741	$11,748,528
Beginning balance at original discount rates	4,246,723	5,680,864	1,066,123	449,209	11,442,919
Effect of changes in assumptions on future cash flows	14,265	36,170	5,178	8,419	64,032
Effect of actual variances from expected experience	(155,293)	(306,004)	(40,961)	(18,441)	(520,699)
Adjusted balance at January 1, 2023	4,105,695	5,411,030	1,030,340	439,187	10,986,252
Issuances(1)	733,702	579,363	127,048	27,959	1,468,072
Interest accrual(2)	200,363	287,615	54,147	22,804	564,929
Net premiums collected(3)	(521,521)	(613,749)	(133,704)	(46,001)	(1,314,975)
Effect of changes in the foreign exchange rate	5,090	—	—	—	5,090
Ending balance at original discount rates	4,523,329	5,664,259	1,077,831	443,949	11,709,368
Effect of change from original to current discount rates	158,559	388,392	51,885	34,103	632,939
Balance at December 31, 2023	$4,681,888	$6,052,651	$1,129,716	$478,052	$12,342,307
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

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2021	$11,374,299	$11,733,268	$4,710,075	$5,655,261	$33,472,903
Beginning balance at original discount rates	6,805,088	7,472,930	3,120,435	3,151,846	20,550,299
Effect of changes in assumptions on future cash flows	6,584	20,319	5,837	2,850	35,590
Effect of actual variances from expected experience	45,921	13,675	62,981	(3,040)	119,537
Adjusted balance at January 1, 2021	6,857,593	7,506,924	3,189,253	3,151,656	20,705,426
Issuances(1)	866,707	860,279	77,272	43,978	1,848,236
Interest accrual(2)	389,384	421,762	168,794	189,778	1,169,718
Benefit payments(3)	(370,275)	(631,706)	(229,155)	(118,106)	(1,349,242)
Effect of changes in the foreign exchange rate	792	—	—	—	792
Ending balance at original discount rates	7,744,201	8,157,259	3,206,164	3,267,306	22,374,930
Effect of change from original to current discount rates	4,029,318	3,702,149	1,336,533	2,221,378	11,289,378
Balance at December 31, 2021	$11,773,519	$11,859,408	$4,542,697	$5,488,684	$33,664,308

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$11,773,519	$11,859,408	$4,542,697	$5,488,684	$33,664,308
Beginning balance at original discount rates	7,744,201	8,157,259	3,206,164	3,267,306	22,374,930
Effect of changes in assumptions on future cash flows	48,534	104,910	33,457	39,725	226,626
Effect of actual variances from expected experience	(127,626)	(259,285)	(18,535)	(12,787)	(418,233)
Adjusted balance at January 1, 2022	7,665,109	8,002,884	3,221,086	3,294,244	22,183,323
Issuances(1)	760,856	663,786	105,006	31,815	1,561,463
Interest accrual(2)	410,201	433,611	169,578	195,792	1,209,182
Benefit payments(3)	(382,142)	(622,389)	(222,690)	(118,147)	(1,345,368)
Effect of changes in the foreign exchange rate	(44,263)	—	—	—	(44,263)
Ending balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of change from original to current discount rates	709,343	747,559	156,276	572,446	2,185,624
Balance at December 31, 2022	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961

Balance at January 1, 2023	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961
Beginning balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of changes in assumptions on future cash flows	13,344	34,407	6,156	11,661	65,568
Effect of actual variances from expected experience	(164,900)	(318,687)	(46,341)	(24,195)	(554,123)
Adjusted balance at January 1, 2023	8,258,205	8,193,612	3,232,795	3,391,170	23,075,782
Issuances(1)	733,700	579,365	127,062	27,959	1,468,086
Interest accrual(2)	452,640	458,587	174,995	204,083	1,290,305
Benefit payments(3)	(396,031)	(574,812)	(196,600)	(116,353)	(1,283,796)
Effect of changes in the foreign exchange rate	13,319	—	—	—	13,319
Ending balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of change from original to current discount rates	1,101,794	1,057,764	267,140	732,764	3,159,462
Balance at December 31, 2023	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158
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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Net liability for future policy benefits as of December 31, 2021
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$3,838,103	$2,623,518	$2,165,922	$2,851,165	$11,478,708
Effect of changes in discount rate assumptions	3,010,224	1,970,985	1,044,306	2,077,547	8,103,062
Other Adjustments(1)	156	2,511	674	72	3,413
Net liability for future policy benefits, after other adjustments, at current discount rates	6,848,483	4,597,014	3,210,902	4,928,784	19,585,183
Reinsurance recoverable	(105)	—	(11,131)	(49,899)	(61,135)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$6,848,378	$4,597,014	$3,199,771	$4,878,885	$19,524,048
(1)Other adjustments include the effects of capping and flooring the liability.

	Life
	Net liability for future policy benefits as of December 31, 2022
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,163,038	$2,797,028	$2,206,857	$2,954,495	$12,121,418
Effect of changes in discount rate assumptions	682,910	518,199	127,992	550,914	1,880,015
Other Adjustments(1)	115	4,913	7,638	48	12,714
Net liability for future policy benefits, after other adjustments, at current discount rates	4,846,063	3,320,140	2,342,487	3,505,457	14,014,147
Reinsurance recoverable	(123)	—	(7,477)	(34,830)	(42,430)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$4,845,940	$3,320,140	$2,335,010	$3,470,627	$13,971,717
(1)Other adjustments include the effects of capping and flooring the liability.

	Life
	Net liability for future policy benefits as of December 31, 2023
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,538,504	$2,992,493	$2,260,421	$3,062,910	$12,854,328
Effect of changes in discount rate assumptions	943,235	669,372	215,255	698,661	2,526,523
Other Adjustments(1)	297	3,315	5,764	62	9,438
Net liability for future policy benefits, after other adjustments, at current discount rates	5,482,036	3,665,180	2,481,440	3,761,633	15,390,289
Reinsurance recoverable	(141)	—	(7,719)	(37,848)	(45,708)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,481,895	$3,665,180	$2,473,721	$3,723,785	$15,344,581
(1)Other adjustments include the effects of capping and flooring the liability.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three years ended December 31, 2023:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2021	$3,432,493	$1,889,970	$578,518	$205,601	$133,832	$6,240,414
Beginning balance at original discount rates	2,573,470	1,537,512	430,962	150,095	100,380	4,792,419
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	86,186	(26,975)	(34,535)	(4,314)	(1,695)	18,667
Adjusted balance at January 1, 2021	2,659,656	1,510,537	396,427	145,781	98,685	4,811,086
Issuances(1)	413,289	282,898	47,043	45,612	3,859	792,701
Interest accrual(2)	117,151	59,554	20,736	7,416	4,966	209,823
Net premiums collected(3)	(240,245)	(164,399)	(49,797)	(19,931)	(10,734)	(485,106)
Effect of changes in the foreign exchange rate	—	—	—	(77)	—	(77)
Ending balance at original discount rates	2,949,851	1,688,590	414,409	178,801	96,776	5,328,427
Effect of change from original to current discount rates	661,808	256,124	102,959	43,752	24,948	1,089,591
Balance at December 31, 2021	$3,611,659	$1,944,714	$517,368	$222,553	$121,724	$6,418,018

Balance at January 1, 2022	$3,611,659	$1,944,714	$517,368	$222,553	$121,724	$6,418,018
Beginning balance at original discount rates	2,949,851	1,688,590	414,409	178,801	96,776	5,328,427
Effect of changes in assumptions on future cash flows	(195,560)	(20,931)	19,846	(17,911)	(9,035)	(223,591)
Effect of actual variances from expected experience	(37,437)	(67,419)	(39,029)	7,911	(2,301)	(138,275)
Adjusted balance at January 1, 2022	2,716,854	1,600,240	395,226	168,801	85,440	4,966,561
Issuances(1)	360,942	241,052	51,827	39,003	8,224	701,048
Interest accrual(2)	122,064	60,303	19,141	7,399	4,554	213,461
Net premiums collected(3)	(258,598)	(172,376)	(50,752)	(21,085)	(10,467)	(513,278)
Effect of changes in the foreign exchange rate	—	—	—	(1,487)	—	(1,487)
Ending balance at original discount rates	2,941,262	1,729,219	415,442	192,631	87,751	5,366,305
Effect of change from original to current discount rates	(32,761)	(134,227)	8,048	(2,335)	2,392	(158,883)
Balance at December 31, 2022	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422

Balance at January 1, 2023	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422
Beginning balance at original discount rates	2,941,262	1,729,219	415,442	192,631	87,751	5,366,305
Effect of changes in assumptions on future cash flows	466,883	(30,255)	(56,964)	(6,061)	16,553	390,156
Effect of actual variances from expected experience	(27,178)	(69,878)	(36,850)	(11,152)	(2,850)	(147,908)
Adjusted balance at January 1, 2023	3,380,967	1,629,086	321,628	175,418	101,454	5,608,553
Issuances(1)	377,097	266,375	59,768	39,825	14,467	757,532
Interest accrual(2)	139,824	67,743	18,255	8,528	4,616	238,966
Net premiums collected(3)	(272,085)	(180,031)	(51,081)	(22,325)	(10,657)	(536,179)
Effect of changes in the foreign exchange rate	—	—	—	423	—	423
Ending balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of change from original to current discount rates	71,968	(71,432)	9,902	4,512	5,483	20,433
Balance at December 31, 2023	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728
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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2021	$3,651,359	$3,782,662	$1,320,597	$367,965	$134,967	$9,257,550
Beginning balance at original discount rates	2,715,869	2,928,457	953,238	252,092	101,632	6,951,288
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	88,696	(27,704)	(34,859)	(4,570)	(1,614)	19,949
Adjusted balance at January 1, 2021	2,804,565	2,900,753	918,379	247,522	100,018	6,971,237
Issuances(1)	413,289	282,898	47,453	45,612	3,859	793,111
Interest accrual(2)	125,346	114,543	50,415	13,679	4,991	308,974
Benefit payments(3)	(252,299)	(104,852)	(94,639)	(21,147)	(13,240)	(486,177)
Effect of changes in the foreign exchange rate	—	—	—	(62)	—	(62)
Ending balance at original discount rates	3,090,901	3,193,342	921,608	285,604	95,628	7,587,083
Effect of change from original to current discount rates	719,658	646,980	279,709	95,311	24,260	1,765,918
Balance at December 31, 2021	$3,810,559	$3,840,322	$1,201,317	$380,915	$119,888	$9,353,001

Balance at January 1, 2022	$3,810,559	$3,840,322	$1,201,317	$380,915	$119,888	$9,353,001
Beginning balance at original discount rates	3,090,901	3,193,342	921,608	285,604	95,628	7,587,083
Effect of changes in assumptions on future cash flows	(194,936)	(27,211)	18,065	(21,559)	(8,270)	(233,911)
Effect of actual variances from expected experience	(40,316)	(70,690)	(40,597)	10,402	(2,621)	(143,822)
Adjusted balance at January 1, 2022	2,855,649	3,095,441	899,076	274,447	84,737	7,209,350
Issuances(1)	360,642	241,052	52,257	39,006	8,202	701,159
Interest accrual(2)	129,842	120,700	47,719	13,806	4,553	316,620
Benefit payments(3)	(265,500)	(120,849)	(94,187)	(20,413)	(12,280)	(513,229)
Effect of changes in the foreign exchange rate	—	—	—	(3,133)	—	(3,133)
Ending balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of change from original to current discount rates	(33,804)	(330,680)	36,709	9,037	2,320	(316,418)
Balance at December 31, 2022	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349

Balance at January 1, 2023	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349
Beginning balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of changes in assumptions on future cash flows	464,652	(32,428)	(60,437)	(6,407)	15,930	381,310
Effect of actual variances from expected experience	(26,718)	(74,797)	(36,910)	(12,661)	(3,325)	(154,411)
Adjusted balance at January 1, 2023	3,518,567	3,229,119	807,518	284,645	97,817	7,937,666
Issuances(1)	376,573	266,375	59,158	39,825	14,446	756,377
Interest accrual(2)	147,082	134,107	45,614	15,070	4,616	346,489
Benefit payments(3)	(300,692)	(122,912)	(95,471)	(24,987)	(12,378)	(556,440)
Effect of changes in the foreign exchange rate	—	—	—	878	—	878
Ending balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of change from original to current discount rates	72,798	(190,809)	48,989	20,073	4,981	(43,968)
Balance at December 31, 2023	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002
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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of December 31, 2021
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$141,050	$1,504,752	$507,199	$106,803	$(1,148)	$2,258,656
Effect of changes in discount rate assumptions	57,850	390,856	176,750	51,559	(688)	676,327
Other Adjustments(1)	1,683	43	2,752	27	3,175	7,680
Net liability for future policy benefits, after other adjustments, at current discount rates	200,583	1,895,651	686,701	158,389	1,339	2,942,663
Reinsurance recoverable	(4,173)	(12,442)	(1,715)	—	—	(18,330)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$196,410	$1,883,209	$684,986	$158,389	$1,339	$2,924,333
(1)Other adjustments include the effects of capping and flooring the liability.

	Health
	Net liability for future policy benefits as of December 31, 2022
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$139,371	$1,607,125	$489,423	$111,082	$(2,539)	$2,344,462
Effect of changes in discount rate assumptions	(1,043)	(196,453)	28,661	11,372	(72)	(157,535)
Other Adjustments(1)	4,055	3,172	5,953	48	3,634	16,862
Net liability for future policy benefits, after other adjustments, at current discount rates	142,383	1,413,844	524,037	122,502	1,023	2,203,789
Reinsurance recoverable	(3,820)	(9,027)	(1,498)	—	—	(14,345)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$138,563	$1,404,817	$522,539	$122,502	$1,023	$2,189,444
(1)Other adjustments include the effects of capping and flooring the liability.

	Health
	Net liability for future policy benefits as of December 31, 2023
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	115,727	1,723,516	468,249	113,562	(5,379)	2,415,675
Effect of changes in discount rate assumptions	830	(119,377)	39,087	15,561	(502)	(64,401)
Other Adjustments(1)	10,980	84	9,567	857	6,653	28,141
Net liability for future policy benefits, after other adjustments, at current discount rates	127,537	1,604,223	516,903	129,980	772	2,379,415
Reinsurance recoverable	(3,287)	(10,718)	(1,317)	—	—	(15,322)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$124,250	$1,593,505	$515,586	$129,980	$772	$2,364,093
(1)Other adjustments include the effects of capping and flooring the liability.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
In accordance with the accounting guidance, the Company reviews, and updates as necessary, its assumptions utilized in the calculation of the liability for future benefits annually in the third quarter and recalculates the net premium ratio. The revised net premium ratio is used to update the liability for future policy benefits as of the beginning of the current reporting period, and is compared to the liability using the prior cash flow assumptions. The difference is recorded as a component of the remeasurement gain or loss for the current period, along with the effect of the difference between actual and expected experience for the period. The total remeasurement gain or loss is included in the Consolidated Statements of Operations.

The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience and the amount due to assumption updates, for each of the three years-ended December 31, 2023.

	2023	2022	2021
Life Remeasurement Gain (Loss)—Experience
American Income	9,430	1,965	(2,008)
Direct to Consumer	12,201	(2,243)	(4,782)
Liberty National	5,013	(1,348)	(865)
Other	4,760	1,354	664
	31,404	(272)	(6,991)
Life Remeasurement Gain (Loss)—Assumption Unlocking
American Income	308	(8,707)	(750)
Direct to Consumer	1,763	(25,334)	(2,242)
Liberty National	(1,248)	(7,872)	(733)
Other	(2,836)	(5,241)	(350)
	(2,013)	(47,154)	(4,075)

Total Life Remeasurement Gain (Loss)	29,391	(47,426)	(11,066)

Health Remeasurement Gain (Loss)—Experience
United American	(134)	3,502	(2,343)
Family Heritage	4,638	2,395	594
Liberty National	628	1,406	304
American Income	1,461	(2,545)	199
Direct to Consumer	23	148	16
	6,616	4,906	(1,230)
Health Remeasurement Gain (Loss)—Assumption Unlocking
United American	762	(626)	—
Family Heritage	2,173	6,283	—
Liberty National	2,171	1,463	—
American Income	119	3,615	—
Direct to Consumer	8	(80)	—
	5,233	10,655	—

Total Health Remeasurement Gain (Loss)	11,849	15,561	(1,230)

The Company performed its annual assumptions review and updated both its life and health assumptions of lapses, mortality, and morbidity, resulting in a net remeasurement gain, due to assumption changes only, of $3.2 million for the period ended December 31, 2023, as compared to a net remeasurement loss of $36.5 million for the period ended December 31, 2022 and a net remeasurement loss of $4.1 million for the period ended December 31, 2021. For the life segment, the updates to our assumptions of lapses and mortality resulted in a remeasurement loss of $2.0 million, $47.2 million, and $4.1 million for the year-ended December 31, 2023, 2022, and 2021, respectively. For the health segment, the updates to our assumptions of lapses and morbidity resulted in a remeasurement gain of $5.2 million, $10.7 million, and $0 for the year-ended December 31, 2023, 2022, and 2021, respectively. The Company did not adjust its assumptions for the health segment in 2021 due to the uncertainty of expected experience during the pandemic.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Excluding the impact of assumption changes, during the year ended December 31, 2023 and 2022, the Company's results for actual variances from expected experience produced net remeasurement gains of $38.0 million and $4.6 million, respectively, and a net remeasurement loss of $8.2 million for the year ended December 31, 2021. The variance of actual experience from expected experience during the year ended 2023 was primarily due to favorable variances from our assumptions as compared to actual experience in our life insurance segment (a $31.4 million gain), and favorable variances from our assumptions as compared to actual experience in our health insurance segment (a $6.6 million gain). The variance of actual experience from expected experience during the year ended 2022 was primarily due to unfavorable variances from our assumptions of life experience as compared to actual experience in our life insurance segment (a $272 thousand loss), and favorable variances from our assumptions of health experience as compared to actual experience in our health insurance segment (a $4.9 million gain). The variance of actual experience from expected experience during the year ended 2021 was primarily due to unfavorable variances from our assumptions of life experience as compared to actual experience in our life insurance segment (a $7.0 million loss), as well as unfavorable variances from our assumptions of health experience as compared to actual experience in our health insurance segment (a $1.2 million loss).

The following table reconciles the liability for future policy benefits to the Consolidated Balance Sheets as of December 31, 2023, 2022, and 2021:

	At Original Discount Rates			At Current Discount Rates
	As of December 31,			As of December 31,
	2023	2022	2021	2023	2022	2021
Life(1):
American Income	$4,538,775	$4,163,111	$3,838,212	$5,482,036	$4,846,063	$6,848,483
Direct to Consumer	2,992,493	2,797,031	2,623,521	3,665,180	3,320,140	4,597,014
Liberty National	2,260,421	2,206,857	2,165,922	2,481,440	2,342,487	3,210,902
Other	3,062,966	2,954,522	2,851,189	3,761,633	3,505,457	4,928,784
Net liability for future policy benefits—long duration life	12,854,655	12,121,521	11,478,844	15,390,289	14,014,147	19,585,183
Health(1):
United American	124,021	141,362	142,189	127,537	142,383	200,583
Family Heritage	1,723,581	1,607,169	1,504,797	1,604,223	1,413,844	1,895,651
Liberty National	476,559	494,155	509,714	516,903	524,037	686,701
American Income	114,407	111,128	106,848	129,980	122,502	158,389
Direct to Consumer	737	979	1,111	772	1,023	1,339
Net liability for future policy benefits—long duration health	2,439,305	2,354,793	2,264,659	2,379,415	2,203,789	2,942,663
Deferred profit liability	174,717	175,883	184,743	174,717	175,883	184,743
Deferred annuity	773,039	954,318	1,033,525	773,039	954,318	1,033,525
Interest sensitive life	732,948	739,105	745,335	732,948	739,105	745,335
Other	9,951	10,106	8,193	9,945	10,099	8,191
Total future policy benefits	$16,984,615	$16,355,726	$15,715,299	$19,460,353	$18,097,341	$24,499,640
(1)Balances are presented net of the effects of capping and flooring the liability.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of December 31, 2023, 2022, and 2021:

	As of December 31,
	2023		2022		2021
	Original discount rate	Current discount rate	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	4.9%	5.8%	5.2%	5.9%	3.3%
Direct to Consumer	6.0%	5.0%	6.0%	5.2%	6.0%	3.4%
Liberty National	5.6%	5.0%	5.6%	5.2%	5.6%	3.1%
Other	6.2%	5.0%	6.2%	5.2%	6.2%	3.2%

Health
United American	5.1%	4.8%	5.2%	5.1%	5.1%	2.7%
Family Heritage	4.3%	4.9%	4.3%	5.2%	4.3%	2.9%
Liberty National	5.8%	4.9%	5.8%	5.2%	5.8%	2.7%
American Income	5.8%	4.8%	5.9%	5.1%	6.0%	3.0%
Direct to Consumer	5.1%	4.8%	5.2%	5.1%	5.1%	2.7%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of December 31, 2023, 2022, and 2021:

	As of December 31,
	2023		2022		2021
	At original discount rates	At current discount rates	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	23.01	23.45	22.86	23.28	22.56	23.76
Direct to Consumer	19.58	21.21	20.27	21.80	20.70	22.98
Liberty National	15.13	15.81	14.86	15.39	15.01	17.27
Other	16.26	17.92	16.59	18.15	16.81	20.09

Health
United American	11.46	10.89	11.37	10.65	14.11	13.70
Family Heritage	14.99	14.54	14.87	14.22	16.39	16.54
Liberty National	9.17	9.49	9.26	9.47	9.01	10.53
American Income	12.21	12.84	12.12	12.56	12.37	14.43
Direct to Consumer	11.46	10.89	11.37	10.65	14.11	13.70

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized in the Consolidated Statements of Operations:

	Life
	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Gross Premiums	Interest expense	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$1,587,304	$252,277	$1,503,537	$234,098	$1,400,501	$219,842
Direct to Consumer	979,739	170,745	973,429	159,945	955,754	154,376
Liberty National	345,196	120,083	322,497	117,681	306,054	116,981
Other	205,998	179,513	208,390	172,967	210,908	167,378
Total	$3,118,237	$722,618	$3,007,853	$684,691	$2,873,217	$658,577

	Health
	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Gross Premiums	Interest expense	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$401,834	$7,002	$380,710	$7,532	$356,580	$7,948
Family Heritage	396,211	65,892	366,803	59,983	343,839	54,634
Liberty National	187,095	27,248	186,268	28,477	186,520	29,586
American Income	113,605	6,542	111,623	6,408	108,740	6,262
Direct to Consumer	14,283	—	14,290	—	14,844	25
Total	$1,113,028	$106,684	$1,059,694	$102,400	$1,010,523	$98,455

Gross premiums are included within life and health premium on the Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts:

	Life
	As of December 31, 2023			As of December 31, 2022			As of December 31, 2021
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$24,265,464	$13,695,495	$14,264,077	$22,662,540	$12,832,811	$13,006,579	$21,317,703	$12,034,708	$15,278,295
PV of expected future net premiums	8,001,107	4,523,329	4,681,888	7,480,182	4,246,723	4,273,156	6,896,793	3,906,098	4,925,192
PV of expected future policy benefits	30,623,947	9,061,833	10,163,627	28,318,683	8,409,761	9,119,104	26,284,945	7,744,201	11,773,519

DTC
PV of expected future gross premiums	$17,506,091	$9,150,049	$9,761,706	$17,346,469	$9,086,945	$9,432,882	$17,247,115	$9,023,170	$11,852,808
PV of expected future net premiums	10,774,655	5,664,259	6,052,651	10,769,174	5,680,864	5,910,224	10,500,169	5,533,741	7,264,905
PV of expected future policy benefits	25,723,752	8,656,752	9,714,516	25,356,573	8,477,892	9,225,451	24,612,198	8,157,259	11,859,408

Liberty National
PV of expected future gross premiums	$4,660,783	$2,720,264	$2,784,916	$4,396,685	$2,561,304	$2,562,342	$4,239,223	$2,468,402	$3,076,801
PV of expected future net premiums	1,897,696	1,077,831	1,129,716	1,885,533	1,066,123	1,094,407	1,850,891	1,040,242	1,332,469
PV of expected future policy benefits	8,905,815	3,338,252	3,605,392	8,613,975	3,272,980	3,429,256	8,499,589	3,206,164	4,542,697

Other
PV of expected future gross premiums	$3,726,111	$1,889,930	$2,088,668	$3,814,915	$1,925,650	$2,075,874	$3,922,419	$1,956,472	$2,692,682
PV of expected future net premiums	910,786	443,949	478,052	922,500	449,209	470,741	863,126	416,141	559,972
PV of expected future policy benefits	12,431,963	3,506,859	4,239,623	12,371,696	3,403,704	3,976,150	12,248,389	3,267,306	5,488,684

Total
PV of expected future gross premiums	$50,158,449	$27,455,738	$28,899,367	$48,220,609	$26,406,710	$27,077,677	$46,726,460	$25,482,752	$32,900,586
PV of expected future net premiums	21,584,244	11,709,368	12,342,307	21,057,389	11,442,919	11,748,528	20,110,979	10,896,222	14,082,538
PV of expected future policy benefits	77,685,477	24,563,696	27,723,158	74,660,927	23,564,337	25,749,961	71,645,121	22,374,930	33,664,308

As of December 31, 2023 for the life segment using current discount rates, the Company anticipates $28.9 billion of expected future gross premiums and $12.3 billion of expected future net premiums. As of December 31, 2022 and December 31, 2021 using current discount rates, the Company anticipated $27.1 billion and $32.9 billion of expected future gross premiums and $11.7 billion and $14.1 billion in expected future net premiums, respectively. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of December 31, 2023			As of December 31, 2022			As of December 31, 2021
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$8,682,707	$5,295,148	$5,396,402	$6,801,987	$4,285,863	$4,233,647	$6,694,635	$4,198,446	$5,136,704
PV of expected future net premiums	5,955,294	3,625,803	3,697,771	4,680,560	2,941,262	2,908,501	4,719,914	2,949,851	3,611,659
PV of expected future policy benefits	6,148,565	3,741,530	3,814,328	4,915,174	3,080,633	3,046,829	5,015,967	3,090,901	3,810,559

Family Heritage
PV of expected future gross premiums	$6,739,913	$3,982,571	$3,844,287	$6,329,183	$3,787,020	$3,518,288	$5,816,502	$3,531,178	$4,100,733
PV of expected future net premiums	2,997,954	1,783,173	1,711,741	2,865,334	1,729,219	1,594,992	2,757,983	1,688,590	1,944,714
PV of expected future policy benefits	6,655,694	3,506,689	3,315,880	6,245,843	3,336,344	3,005,664	5,916,149	3,193,342	3,840,322

Liberty National
PV of expected future gross premiums	$2,089,005	$1,325,869	$1,390,066	$2,271,423	$1,418,333	$1,458,880	$2,209,171	$1,378,848	$1,732,660
PV of expected future net premiums	518,008	348,570	358,472	652,858	415,442	423,490	661,269	414,409	517,368
PV of expected future policy benefits	1,413,211	816,819	865,808	1,600,943	904,865	941,574	1,620,379	921,608	1,201,317

American Income
PV of expected future gross premiums	$1,768,231	$991,448	$1,047,348	$1,750,393	$977,846	$1,004,239	$1,698,676	$946,772	$1,218,899
PV of expected future net premiums	359,248	201,869	206,381	342,659	192,631	190,296	316,084	178,801	222,553
PV of expected future policy benefits	640,326	315,431	335,504	617,973	303,713	312,750	586,799	285,604	380,915

Direct to Consumer
PV of expected future gross premiums	$236,776	$149,119	$156,612	$177,131	$116,212	$119,457	$206,986	$131,858	$165,674
PV of expected future net premiums	174,738	109,880	115,363	133,995	87,751	90,143	152,336	96,776	121,724
PV of expected future policy benefits	163,087	104,501	109,482	127,911	85,212	87,532	148,843	95,628	119,888

Total
PV of expected future gross premiums	$19,516,632	$11,744,155	$11,834,715	$17,330,117	$10,585,274	$10,334,511	$16,625,970	$10,187,102	$12,354,670
PV of expected future net premiums	10,005,242	6,069,295	6,089,728	8,675,406	5,366,305	5,207,422	8,607,586	5,328,427	6,418,018
PV of expected future policy benefits	15,020,883	8,484,970	8,441,002	13,507,844	7,710,767	7,394,349	13,288,137	7,587,083	9,353,001

As of December 31, 2023 for the health segment using current discount rates, the Company anticipates $11.8 billion of expected future gross premiums and $6.1 billion of expected future net premiums. As of December 31, 2022 and December 31, 2021 using current discount rates, the Company anticipated $10.3 billion and $12.4 billion of expected future gross premiums and $5.2 billion and $6.4 billion in expected future net premiums, respectively. For each respective period, only expected future net premiums are included in the determination of the liability for future

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

The following table summarizes the balances of, and changes in, policyholders’ account balances as of December 31, 2023 and 2022:

	Policyholders' Account Balances
	2023			2022			2021
	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at January 1,	$739,105	$954,318	$123,236	$745,335	$1,033,525	$99,468	$750,892	$1,062,999	$98,460
Issuances	—	896	—	—	1,528	—	—	1,738	—
Premiums received	22,036	13,209	122,136	23,439	22,873	30,591	25,038	28,126	7,784
Policy charges	(12,926)	—	—	(13,573)	—	—	(14,261)	—	—
Surrenders and withdrawals	(21,215)	(165,584)	(13,042)	(21,994)	(92,235)	(11,615)	(21,029)	(48,641)	(11,452)
Benefit payments	(29,909)	(57,937)	—	(32,889)	(44,456)	—	(36,661)	(45,967)	—
Interest credited	28,320	28,150	9,314	28,579	32,779	4,589	28,941	33,866	4,503
Other	7,537	(13)	(4,686)	10,208	304	203	12,415	1,404	173
Balance at December 31,	$732,948	$773,039	$236,958	$739,105	$954,318	$123,236	$745,335	$1,033,525	$99,468

Weighted-average credit rate	3.85%	3.26%	5.17%	3.85%	3.30%	4.12%	3.87%	3.23%	4.55%
Net amount at risk	1,766,170	N/A	N/A	1,873,315	N/A	N/A	1,980,518	N/A	N/A
Cash surrender value	671,596	773,039	236,958	689,546	954,309	123,234	693,845	1,033,491	99,470

The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policy holders and the respective guaranteed minimums:

	At December 31, 2023
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$1,945	$138,684
3.00%-3.99%	29,086	574,939	3,790
4.00%-4.99%	613,704	195,390	6,861
Greater than 5.00%	90,158	765	37,556
Total	732,948	773,039	186,891
51-150 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	50,067
Greater than 5.00%	—	—	—
Total	—	—	50,067
Grand Total	$732,948	$773,039	$236,958

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	At December 31, 2022
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$2,040	$23,042
3.00%-3.99%	28,867	743,299	4,074
4.00%-4.99%	620,594	208,979	58,251
Greater than 5.00%	89,644	—	37,869
Total	$739,105	$954,318	$123,236
51-150 basis points above
Less than 3.00%	$—	$—	$—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$739,105	$954,318	$123,236

	At December 31, 2021
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$2,182	$—
3.00%-3.99%	28,562	816,031	2,893
4.00%-4.99%	627,486	215,312	58,660
Greater than 5.00%	89,287	—	37,915
Total	$745,335	$1,033,525	$99,468
51-150 basis points above
Less than 3.00%	$—	$—	$—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$745,335	$1,033,525	$99,468

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three years ended December 31, 2023:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2021	$1,647,760	$1,498,971	$531,504	$304,786	$3,983,021
Capitalizations	435,154	174,524	77,540	13,977	701,195
Amortization expense	(121,387)	(89,800)	(42,625)	(17,116)	(270,928)
Foreign exchange adjustment	(1,273)	—	—	—	(1,273)
Balance at December 31, 2021	$1,960,254	$1,583,695	$566,419	$301,647	$4,412,015

Balance at January 1, 2022	$1,960,254	$1,583,695	$566,419	$301,647	$4,412,015
Capitalizations	450,600	188,083	90,385	13,504	742,572
Amortization expense	(141,108)	(94,847)	(46,081)	(16,805)	(298,841)
Foreign exchange adjustment	(11,455)	—	—	—	(11,455)
Balance at December 31, 2022	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291

Balance at January 1, 2023	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291
Capitalizations	471,771	159,650	107,230	13,053	751,704
Amortization expense	(159,898)	(99,464)	(51,534)	(16,530)	(327,426)
Foreign exchange adjustment	3,206	—	—	—	3,206
Balance at December 31, 2023	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2021	$81,520	$364,751	$124,754	$39,477	$2,216	$612,718
Capitalizations	4,427	48,051	15,822	12,992	2	81,294
Amortization expense	(4,807)	(23,835)	(13,039)	(2,957)	(186)	(44,824)
Foreign exchange adjustment	—	—	—	(106)	—	(106)
Balance at December 31, 2021	$81,140	$388,967	$127,537	$49,406	$2,032	$649,082

Balance at January 1, 2022	$81,140	$388,967	$127,537	$49,406	$2,032	$649,082
Capitalizations	2,135	53,117	18,737	12,378	4	86,371
Amortization expense	(5,881)	(25,476)	(13,178)	(3,467)	(182)	(48,184)
Foreign exchange adjustment	—	—	—	(506)	—	(506)
Balance at December 31, 2022	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763

Balance at January 1, 2023	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763
Capitalizations	1,941	63,366	20,309	12,849	—	98,465
Amortization expense	(5,846)	(27,131)	(13,464)	(3,982)	(175)	(50,598)
Foreign exchange adjustment	—	—	—	105	—	105
Balance at December 31, 2023	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Consolidated Balance Sheets as of December 31, 2023:

	December 31,
	2023	2022	2021
Life
American Income	$2,573,370	$2,258,291	$1,960,254
Direct to Consumer	1,737,117	1,676,931	1,583,695
Liberty National	666,419	610,723	566,419
Other	294,869	298,346	301,647
Total DAC - Life	5,271,775	4,844,291	4,412,015

Health
United American	73,489	77,394	81,140
Family Heritage	452,843	416,608	388,967
Liberty National	139,941	133,096	127,537
American Income	66,783	57,811	49,406
Direct to Consumer	1,679	1,854	2,032
Total DAC - Health	734,735	686,763	649,082

Annuity	2,967	4,643	6,442
Total	$6,009,477	$5,535,697	$5,067,539

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$184,286	$173,737	$168,582
Less reinsurance recoverables	(2,084)	(2,628)	(3,124)
Net balance at January 1,	182,202	171,109	165,458
Incurred related to:
Current year	697,521	676,189	638,134
Prior years	(4,853)	(15,631)	(22,477)
Total incurred	692,668	660,558	615,657
Paid related to:
Current year	535,971	517,855	487,096
Prior years	146,247	131,610	122,910
Total paid	682,218	649,465	610,006

Net balance at December 31,	192,652	182,202	171,109
Plus reinsurance recoverables	2,157	2,084	2,628
Balance at end of period	$194,809	$184,286	$173,737

At the end of each period, the liability for unpaid health claims includes an estimate of claims incurred but not yet reported to the Company. Such estimates are updated regularly based upon the Company’s most recent claims data with recognition of emerging experience trends. Due to the nature of the Company’s health business, the payment lags are relatively short and most claims are fully paid within a year from the time incurred. Fluctuations in claims experience can lead to either over or under estimation of the liability for any given year. The difference between the estimate made at the end of the prior period and the actual experience during the period is reflected above under the caption "Incurred related to: Prior years."

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	December 31,
	2023	2022
Policy claims and other benefits payable:
Life insurance	$320,066	$325,070
Health insurance	194,809	184,286
Total	$514,875	$509,356

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 9—Income Taxes

The following table discloses significant components of income taxes for each year presented:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) from operations:
Current income tax expense (benefit)	$145,880	$138,968	$143,995
Deferred income tax expense (benefit)	77,631	68,757	99,502
	223,511	207,725	243,497
Shareholders’ equity:
Other comprehensive income (loss)	4,762	384,035	149,061
	$228,273	$591,760	$392,558

In each of the years 2021 through 2023, deferred income tax expense (benefit) was incurred because of certain differences between net income before income tax expense (benefit) as reported on the Consolidated Statements of Operations and taxable income as reported on Globe Life's income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the consolidated financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected U.S. federal statutory rate of 21% as shown below:

	Year Ended December 31,
	2023	%	2022	%	2021	%
Expected federal income tax expense (benefit)	$250,796	21.0	$231,443	21.0	$267,668	21.0

Increase (reduction) in income taxes resulting from:
Low income housing investments	(14,291)	(1.2)	(11,443)	(1.1)	(12,115)	(1.0)
Share-based awards	(4,724)	(0.4)	(5,251)	(0.5)	(5,597)	(0.4)
Tax-exempt investment income	(9,644)	(0.8)	(8,961)	(0.8)	(6,977)	(0.5)
Other	1,374	0.1	1,937	0.2	518	—
Income tax expense (benefit)	$223,511	18.7	$207,725	18.8	$243,497	19.1
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2023	2022
Deferred tax assets:
Unrealized losses	$732,750	$738,555
Carryover of tax losses	4,227	2,470
Total gross deferred tax assets	736,977	741,025
Deferred tax liabilities:
Employee and agent compensation	100,689	86,063
Deferred acquisition costs	892,149	826,254
Future policy benefits, unearned and advance premiums, and policy claims	267,564	267,802
Other liabilities	17,466	18,362
Total gross deferred tax liabilities	1,277,868	1,198,481
Net deferred tax liability	$540,891	$457,456

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Bermuda Corporate Income Tax Act, The Bermuda Corporate Income Tax Act (the Act) was enacted on December 27, 2023, and included a new corporate income tax (CIT). The Act and CIT go into effect for years beginning after January 1, 2025. The Company is in the process of evaluating the impact the Act will have on the consolidated financial statements; however, the Company does not expect the Act to have a material impact.

Inflation Reduction Act, The Inflation Reduction Act (the Act) was enacted on August 16, 2022, and included a new corporate alternative minimum tax (CAMT). The Act and the CAMT go into effect for tax years beginning after 2022.

Globe Life Inc., as parent of a tax-controlled group, has determined that it does not reasonably expect to be an applicable corporation on a group basis for the taxable year ended December 31, 2023. Therefore, the Company did not calculate or recognize a payable for CAMT in its 2023 financial statements.

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

Valuations: Globe Life has a $20.1 million net operating loss (NOL) carryforward at December 31, 2023, of which $7.2 million was created prior to 2017 and will begin to expire in 2032 if not otherwise used to offset future taxable income. The remaining NOL carryforward of $12.9 million may be carried forward indefinitely. A valuation allowance is to be recorded when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to Globe Life's deferred tax assets as management has determined that Globe Life will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

Globe Life's tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2021 through 2023, Globe Life did not have any uncertain tax positions which resulted in unrecognized tax benefits.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 10—Postretirement Benefits

Globe Life has qualified noncontributory defined benefit pension plans (Pension Plans) and contributory savings plans that cover substantially all employees. There is also a nonqualified noncontributory supplemental executive retirement plan (SERP) that covers a limited number of officers. The tables included herein will focus on the Pension Plans and SERP.

The total cost of these retirement plans charged to operations was as follows:

	Year Ended December 31,
	2023	2022	2021
Plan Type:
Defined Contribution Plans(1)	$6,390	$5,824	$5,188
Defined Benefit Pension Plans(2)	15,225	37,040	41,778
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

Defined benefit and SERP plan contributions were $24.4 million in 2023, $29.8 million in 2022, and $17.9 million in 2021. In 2024, the Company does not expect to increase contributions to the plans from what was contributed in 2023.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Pension Assets: Plan assets in the funded plans consist primarily of investments in marketable fixed maturities and equity securities that are valued at fair value. Globe Life measures the fair value of its financial assets, including the assets in its benefit plans, in accordance with accounting guidance which establishes a hierarchy for asset values and provides a methodology for the measurement of value. Please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities for a complete discussion of valuation procedures. The following table presents the assets of the Company's Pension Plans at December 31, 2023 and 2022.

Pension Assets by Component at December 31, 2023

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$18,715	$—	$—	$18,715	3
Equity exchange traded fund(1)	315,886	—	—	315,886	55
U.S. Government and Agency	—	167,450	—	167,450	30
Other bonds	—	5	—	5	—
Guaranteed annuity contract(2)	—	43,428	—	43,428	8
Short-term investments	6,506	—	—	6,506	1
Other	463	—	—	463	—
	$341,570	$210,883	$—	552,453	97
Other long-term investments(3)				18,314	3
Total pension assets				$570,767	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of December 31, 2023, the Globe Life Inc. Pension Plan owned less than 1% of two long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

GL 2023 FORM 10-K

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
(3)Included in other long-term investments is an investment fund that reports the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value per share or its equivalent (NAV), as a practical expedient for fair value. The Globe Life Inc. Pension Plan owns approximately 1% of the investment fund. As of December 31, 2022, the expected term of the investment fund was approximately 2 years and the commitment of the investment is fully funded. The investment is non-redeemable.

Globe Life's investment objectives and goals for its plan assets include generating strong risk-adjusted returns, maintaining diversification, investing in accordance with the liabilities of the plan, and satisfying the liquidity needs of the plan. Globe Life seeks to accomplish these objectives by investing in public and private markets and diversifying across asset classes, industries, sectors and entities. Globe Life intends to maintain an asset mix that when combined with future plan contributions will produce adequate long-term risk adjusted returns relative to expected changes in the liability as a result of changes to interest rates or earned benefits.

The majority of the securities in the portfolio are highly marketable so that there will be adequate liquidity to meet projected payments. There are no specific policies calling for asset durations to match those of benefit obligations.

Allowed investments include equity, fixed income, real assets and short term investments. Equity securities include common stocks or equivalents, preferred stocks, and/or funds investing primarily in private or public equity investments. Fixed income securities include loans of corporations or commercial real estate as well as marketable debt securities issued by either the U.S. Government, Agencies of the U.S. Government, state, local and municipal governments, domestic and foreign corporations, Special Purpose Vehicles secured by pools of financial assets, and other U.S. financial institutions. Real Assets include equity interest in core or non-core real estate or infrastructure with U.S. or non-U.S. exposure. Short-term investments consist of fixed income securities maturing in one year or less.

The assets are to be invested in a mix of allowed investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. The investment portfolio is well diversified to avoid undue

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
exposure to an asset class, sector, industry, business, or security. The Company does not employ any other special risk management techniques, such as derivatives, in managing the pension investment portfolio.

Globe Life's public equity within the pension plan assets consists of an exchange traded fund that mirrors the S&P 500 index which better aligns with a passive approach rather than an actively managed portfolio. At December 31, 2023, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2023.

The following table presents additional information about the Company's investment funds included in pension plan assets as of December 31, 2023 and December 31, 2022 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	2023	2022	2023	Redemption Term/Notice(1)
Multi-asset class	$14,714	$14,288	$7,203	Non-redeemable
Private equity	3,600	—	56,472	Non-redeemable
Total	$18,314	$14,288	$63,675
(1) Non-redeemable funds generally have an expected life of 7 to 10 years from fund closing with extension options of 2 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion.

SERP: The following tables include premiums paid for the company owned life insurance (COLI) for the three years ended December 31, 2023 and investments of the Rabbi Trust for the two years ended December 31, 2023.

	Year Ended December 31,
	2023	2022	2021
Premiums paid for insurance coverage	$443	$443	$2,193

		At December 31,
		2023	2022
Total investments:
COLI		$55,185	$54,681
Exchange traded funds		86,156	71,258
		$141,341	$125,939

Pension Plans and SERP Liabilities: The following table presents projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the Pension Plans and SERP at December 31, 2023 and 2022.

	December 31,
	2023		2022
	PBO	ABO	PBO	ABO
Pension plans	$554,957	$493,040	$492,103	$458,510
SERP	72,603	69,332	70,464	67,776
Benefit obligation	$627,560	$562,372	$562,567	$526,286

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
For the year ended December 31, 2023, the Pension Plans have plan assets with fair values in excess of projected benefit obligations. The projected benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2023	2022
Funded benefit pension plans PBO	$554,957	$492,103
Funded benefit pension plans fair value of plan assets	570,767	499,775

For the year ended December 31, 2023, the funded benefit pension plans have plan assets with fair value in excess of the accumulated benefit obligations. The accumulated benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2023	2022
Funded benefit pension plans ABO	$493,040	$458,510
Funded benefit pension plans fair value of plan assets	570,767	499,775

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:		2023	2022
Discount rate		5.40%	5.71%
Rate of compensation increase		4.40	4.40

For Periodic Benefit Cost for the Year:	2023	2022	2021
Discount rate	5.71%	3.19%	2.92%
Expected long-term returns	6.98	6.98	6.67
Rate of compensation increase	4.40	4.43	3.97

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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Net Periodic Benefit Cost: Net periodic benefit cost for the defined benefit plans by expense component was as follows:

	Year Ended December 31,
	2023	2022	2021
Service cost—benefits earned during the period	$21,568	$34,624	$31,672
Interest cost on projected benefit obligation	31,367	24,445	21,957
Expected return on assets	(38,625)	(35,539)	(32,331)
Amortization of prior service cost (credit)	1,075	1,077	631
Recognition of actuarial gain (loss)	(160)	12,433	19,849
Net periodic benefit cost	$15,225	$37,040	$41,778

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$1,570	$(131,239)	$(208,770)
Amortization of:
Prior service cost (credit)	1,075	1,077	631
Net actuarial (gain) loss(1)	(1,465)	12,677	20,166
Total amortization	(390)	13,754	20,797
Plan amendments	—	—	(4,565)
Experience gain (loss)(2)	(3,907)	119,055	61,299
Balance at December 31	$(2,727)	$1,570	$(131,239)
(1)Includes amortization of postretirement benefits other than pensions of $(732) thousand in 2023, $289 thousand in 2022, and $228 thousand in 2021.
(2)The increase in the experience gain (loss) is related to an increase discount rate.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation from the beginning to the end of the year of the PBO for the Pension Plans and SERP, and the plan assets for the Pension Plans. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

Pension Benefits

	Year Ended December 31,
	2023	2022
Changes in PBO:
PBO at beginning of year	$562,567	$778,934
Service cost	21,568	34,624
Interest cost	31,367	24,445
Actuarial loss (gain)	40,569	(241,995)
Benefits paid	(28,511)	(33,441)
PBO at end of year	627,560	562,567

Changes in plan assets:
Fair value at beginning of year	499,775	597,547
Return on assets	75,062	(94,175)
Contributions	24,441	29,844
Benefits paid	(28,511)	(33,441)
Fair value at end of year	570,767	499,775
Funded status at year end	$(56,793)	$(62,792)

Changes in the PBO related to actuarial losses (gains) are primarily attributed to changes in the discount rate.

	Year Ended December 31,
Amounts recognized in accumulated other comprehensive income consist of:	2023	2022
Net loss (gain)	$(227)	$(4,497)
Prior service cost	6,494	7,569
Net amounts recognized at year end	$6,267	$3,072

Globe Life has estimated its expected pension benefits to be paid over the next ten years as of December 31, 2023. These estimates use the same assumptions that measure the benefit obligation at December 31, 2023, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s):
2024	$28,870
2025	29,865
2026	32,606
2027	34,828
2028	37,363
2029-2033	220,202

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Supplemental Disclosures of Cash Flow Information

The following table summarizes Globe Life's noncash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation not involving cash	$30,736	$35,650	$30,272
Commitments for low-income housing interests	—	136,882	177,010
Exchanges of fixed maturity investments	50,936	147,612	109,226
Net unsettled security trades	3,833	—	6,963
Noncash tax credits	1,083	1,000	1,883

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2023	2022	2021
Interest paid	$99,545	$88,814	$83,072
Income taxes paid	121,034	114,888	96,218

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 12—Debt

On May 11, 2023, Globe Life issued a $170 million term loan with an 18-month term and a variable interest rate. The proceeds from the term loan were used to retire the $166 million 7.875% Senior Notes, which matured on May 15, 2023, as well as for other corporate purposes. The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of December 31,
				2023				2022
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes(3)	05/27/1993	05/15/2023	7.875%	$—	$—	$—	$—	$165,500
Senior notes	09/27/2018	09/15/2028	4.550%	550,000	(3,717)	546,283	545,495	545,601
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(3,330)	396,670	335,096	396,219
Senior notes(1)	05/19/2022	06/15/2032	4.800%	250,000	(4,127)	245,873	242,704	245,493
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,573)	123,427	120,674	123,410
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,694)	317,306	247,260	317,229
				1,650,000	(20,441)	1,629,559	1,491,229	1,793,452
Less current maturity of long-term debt				—	—	—	—	165,500
Total long-term debt				1,650,000	(20,441)	1,629,559	1,491,229	1,627,952

Current maturity of long-term debt				—	—	—	—	165,500
Term loan(2)	05/11/2023	11/11/2024	6.740%	170,000	(451)	169,549	169,549	—
Commercial paper				319,000	(2,436)	316,564	316,564	283,603
Total short-term debt				489,000	(2,887)	486,113	486,113	449,103

Total debt				$2,139,000	$(23,328)	$2,115,672	$1,977,342	$2,077,055
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)Interest calculated quarterly using Secured Overnight Financing Rate (SOFR) plus 135 basis points.
(3)The $166 million of 7.875% Senior notes matured on May 15, 2023.

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

Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter
Debt obligations	$489,000	$—	$—	$—	$550,000	$1,100,000

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Credit Facility: On September 30, 2021, Globe Life amended the credit agreement dated August 24, 2020, which provides for a $750 million revolving credit facility that may be increased to $1 billion upon approval of the participating banks. The amended credit facility matures September 30, 2026, and may be extended up to two one-year periods upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date. The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $750 million, less any letters of credit issued. Interest is charged at variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of December 31, 2023, the Company was in full compliance with these covenants.

Commercial paper outstanding and any long-term debt due within one year are reported as short-term debt on the Consolidated Balance Sheets. A table presenting selected information concerning Globe Life's commercial paper borrowings is presented below.

Credit Facility—Commercial Paper

	At December 31,
	2023	2022
Balance commercial paper at end of period (at par value)	$319,000	$285,000
Annualized interest rate	5.71%	4.78%
Letters of credit outstanding	$115,000	$125,000
Remaining amount available under credit line	316,000	340,000

	Year Ended December 31,
	2023	2022	2021
Average balance of commercial paper outstanding during period (par value)	$290,024	$322,531	$311,049
Daily-weighted average interest rate (annualized)	5.40%	1.89%	0.23%
Maximum daily amount outstanding during period (par value)	$477,700	$500,529	$465,033
Commercial paper issued during period (par value)	2,029,000	2,269,444	1,964,313
Commercial paper matured during period (par value)	(1,995,000)	(2,314,477)	(1,889,280)
Net commercial paper issued (matured) during period (par value)	34,000	(45,033)	75,033

The Company increased the commercial paper borrowings by $34 million from the prior year. We had no difficulties in accessing the commercial paper market under this facility during the year ended December 31, 2023 and 2022.

Federal Home Loan Bank (FHLB): FHLB membership provides our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

Globe Life owned $22.3 million in FHLB common stock as of December 31, 2023 and $14.3 million as of December 31, 2022. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at Globe Life. As of December 31, 2023, Globe Life's maximum borrowing capacity under the FHLB facility was approximately $1.0 billion, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.3 billion. As of December 31, 2023, $138 million in funding agreements were outstanding with the FHLB, compared to $23 million as of December 31, 2022. This amount is included in "Other policyholders' funds" in the Consolidated Balance Sheets.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 13—Shareholders' Equity

Share Data: A summary of common share activity is presented in the following chart.

	Common Stock
	Issued	Treasury Stock
2021:
Balance at January 1, 2021	113,218,183	(9,420,699)
Grants of restricted stock	—	10,031
Vesting of performance shares	—	210,155
Issuance of common stock due to exercise of stock options	—	1,191,704
Treasury stock acquired	—	(5,642,036)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2021	109,218,183	(9,650,845)
2022:
Grants of restricted stock	—	10,746
Vesting of performance shares	—	66,751
Issuance of common stock due to exercise of stock options	—	1,519,728
Treasury stock acquired	—	(4,424,668)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2022	105,218,183	(8,478,288)
2023:
Grants of restricted stock	—	7,110
Vesting of performance shares	—	84,298
Issuance of common stock due to exercise of stock options	—	1,375,313
Treasury stock acquired	—	(4,415,287)
Retirement of treasury stock	(3,000,000)	3,000,000
Balance at December 31, 2023	102,218,183	(8,426,854)

There was no activity related to the preferred stock in years 2021 through 2023.

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

	Globe Life Share Repurchase Program			Share Repurchase for Dilution Purposes
	Shares Acquired (in thousands)	Total Cost	Average Price	Shares Acquired (in thousands)	Total Cost	Average Price
2023	3,369	$380,103	$112.84	1,080	$127,155	$117.72
2022	3,322	335,145	100.90	1,103	119,493	108.33
2021	4,784	455,030	95.11	858	86,405	100.75

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Restrictions: Restrictions exist on the flow of funds to Globe Life Inc. from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Globe Life Inc. are restricted based on regulations by their states of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Globe Life paid cash dividends to the Parent Company in the amount of $460 million in 2023, $407 million in 2022, and $479 million in 2021. As of December 31, 2023, dividends from insurance subsidiaries to the Parent Company available to be paid in 2024 are limited to the amount of $466 million without regulatory approval, such that $1.2 billion was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Globe Life's retained earnings, retained earnings as of December 31, 2023 were restricted by lenders’ covenants which require the Company to maintain and not distribute $4.3 billion from its total consolidated retained earnings of $7.5 billion.

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2023	2022	2021
Basic weighted average shares outstanding	95,098,474	97,927,770	102,069,781
Weighted average dilutive options outstanding	1,265,367	1,056,874	1,100,351
Diluted weighted average shares outstanding	96,363,841	98,984,644	103,170,132

Antidilutive shares	422,739	31,269	2,412,884

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out of the money employee and Director stock options.

Note 14—Stock-Based Compensation

Globe Life's stock-based compensation consists of stock options, restricted stock, restricted stock units, and performance shares. Certain employees and members of the board of directors (directors) have been granted fixed equity options to buy shares of Globe Life stock at the market value of the stock on the date of grant, under the provisions of the Globe Life stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which are either seven-year or ten-year terms. However, depending on the circumstances of termination, options may be exercised for a period of time following termination of employment or upon death or disability. Options generally vest in accordance with the following schedule:

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

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of shares available for grant is as follows:

	Available for Grant
	2023	2022	2021
Balance at January 1,	3,177,886	4,727,088	5,984,418
Options expired and forfeited during year(1)	122,962	13,405	5,304
Performance shares expired and forfeited during year(2)	39,060	23,250	34,255
Restricted stock units expired and forfeited during the year(2)	12,513	—	—
Options granted during year(1)	(422,501)	(1,105,180)	(1,091,495)
Restricted stock, restricted stock units, and performance shares granted(2)	(598,604)	(480,677)	(205,394)
Balance at December 31,	2,331,316	3,177,886	4,727,088
(1)Plan allows for grant of options such that each grant reduces shares available for grant in a range from 0.85 share to 1.0 share.
(2)Plan allows for grant of restricted stock, restricted stock units and performance shares such that each stock grant reduces shares available for grant in a range from 3.10 shares to 3.88 shares.

A summary of stock compensation activity for each of the three years ended December 31, 2023 is presented below:

	2023	2022	2021
Stock-based compensation expense recognized(1)	$30,736	$35,650	$30,272
Tax benefit recognized	11,178	12,738	11,954
(1)No stock-based compensation expense was capitalized in any period in accordance with applicable GAAP.

Additional stock compensation information is as follows at December 31:

	2023	2022
Unrecognized compensation(1)	$36,599	$33,977
Weighted average period of expected recognition (in years)(1)	0.53	0.56
(1)Includes stock options, restricted stock units and performance shares.

No equity awards were cash settled during the three years ended December 31, 2023.

Options: The following table summarizes information about stock options outstanding at December 31, 2023.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$50.64 - $82.56	1,210,102	2.25	$78.28	1,210,102	$78.28
87.60 - 98.32	1,908,002	3.33	93.98	1,435,140	92.55
100.74	1,039,117	3.09	100.74	1,039,117	100.74
103.23 - 120.49	1,783,099	5.35	108.04	318,669	103.46
$50.64 - $120.49	5,940,320	3.68	$96.19	4,003,028	$91.23

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of option activity for each of the three years ended December 31, 2023, is as follows:

	2023		2022		2021
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding—beginning of year	6,962,374	$91.73	7,197,662	$85.11	7,111,231	$78.28
Granted:
7-year term	497,060	120.49	1,300,211	103.20	1,284,112	98.28
Exercised	(1,375,313)	82.95	(1,519,728)	70.14	(1,191,704)	58.59
Expired and forfeited	(143,801)	90.92	(15,771)	96.54	(5,977)	74.15
Outstanding—end of year	5,940,320	$96.19	6,962,374	$91.73	7,197,662	$85.11

Exercisable at end of year	4,003,028	$91.23	3,666,871	$84.00	3,659,755	$75.55

Additional information about Globe Life's stock option activity as of December 31, 2023 and 2022 is as follows:

	2023	2022
Outstanding options:
Weighted-average remaining contractual term (in years)	3.68	4.08
Aggregate intrinsic value	$151,685	$200,681
Exercisable options:
Weighted-average remaining contractual term (in years)	3.01	3.01
Aggregate intrinsic value	$122,052	$134,033

Selected stock option activity for the three years ended December 31, 2023, is presented below:

	2023	2022	2021
Weighted-average grant-date fair value of options granted (per share)	$32.25	$22.03	$18.01
Intrinsic value of options exercised	49,163	58,201	50,641
Cash received from options exercised	114,080	106,592	69,826
Actual tax benefit received	9,379	11,907	10,545

Additional information concerning Globe Life's unvested options is as follows at December 31:

	2023	2022
Number of shares outstanding	1,937,292	3,295,503
Weighted-average exercise price (per share)	$106.42	$100.33
Weighted-average remaining contractual term (in years)	5.05	5.26
Aggregate intrinsic value	$29,634	$66,647

Globe Life expects that substantially all unvested options will vest.

Restricted Stock: Restricted stock grants consist of time-vested grants, restricted stock units, and performance shares. Time-vested restricted stock is available to directors and vests over six months. The directors' restricted stock units vest over six months and are converted to shares upon their retirement from the Board. Employees' restricted stock units vest and become non-forfeitable on the vesting date (generally three years from the grant date) or upon meeting certain retirement criteria, or in the event of death or disability. Director restricted stock and restricted stock units are generally granted on the first business day of the calendar year. Performance shares are

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
granted to a limited number of senior executives. Performance shares have a three-year performance period and are not settled in shares until the certification of the three-year performance period. While the grant specifies a stated target number of shares, the determination of the actual settlement in shares will be based on the achievement of certain performance objectives of Globe Life over the three-year performance period. Certain executive restricted stock and performance share grants contain terms related to age that could accelerate vesting.

Following are the restricted stock units outstanding for each of the three years ended December 31, 2023.

Year of grants	Outstanding as of year end
2021	84,426
2022	93,381
2023	163,108

Below is the final determination of the performance share grants in 2019 to 2021:

Year of grants	Final settlement of shares	Final settlement date
2019	66,751	February 23, 2022
2020	84,298	February 22, 2023
2021	143,211	February 28, 2024

For the 2022 and 2023 performance share grants, actual shares that could be distributed range from 0 to 220 thousand for the 2022 grants and 0 to 122 thousand shares for the 2023 grants.

A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2023, is presented in the table below.

	2023	2022	2021
Directors restricted stock:
Shares	7,110	10,746	10,031
Price per share	$119.59	$94.94	$92.40
Aggregate value	$850	$1,020	$927
Percent vested	100%	100%	97%
Directors restricted stock units (including dividend equivalents):
Shares	9,479	8,956	7,258
Price per share	$117.73	$95.62	$92.60
Aggregate value	$1,116	$856	$672
Percent vested	100%	100%	96%
Employees restricted stock units:
Shares	96,975	—	—
Price per share	$120.18	$—	$—
Aggregate value	$11,654	$—	$—
Percent vested	—%	—%	—%
Performance shares:
Target shares	81,300	146,500	139,500
Target price per share	$120.49	$103.23	$98.32
Aggregate value	$9,796	$15,123	$13,716
Percent vested	—%	—%	—%

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Time-vested restricted stockholders are entitled to dividend payments on the unvested stock. Director restricted stock unit holders are entitled to dividend equivalents. These equivalents are granted in the form of additional restricted stock units and vest immediately upon grant. Dividend equivalents are applicable only to directors' restricted stock units. Performance shares held by employees are not entitled to dividend equivalents and are not entitled to dividend payments until the shares are vested and settled.

An analysis of nonvested restricted stock is as follows:

	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Employees Restricted Stock Units	Total
2021:
Balance at December 31, 2020	518,976	—	—	—	518,976
Grants	139,500	10,031	7,258	—	156,789
Additional performance shares(1)	(94,883)	—	—	—	(94,883)
Restriction lapses	(210,155)	(9,742)	(6,969)	—	(226,866)
Forfeitures	(11,050)	—	—	—	(11,050)
Balance at December 31, 2021	342,388	289	289	—	342,966
2022:
Grants	146,500	10,746	8,956	—	166,202
Additional performance shares(1)	(16,102)	—	—	—	(16,102)
Restriction lapses	(66,751)	(11,035)	(9,245)	—	(87,031)
Forfeitures	(7,500)	—	—	—	(7,500)
Balance at December 31, 2022	398,535	—	—	—	398,535
2023:
Grants	81,300	7,110	9,479	96,975	194,864
Additional performance shares(1)	(28,857)	—	—	—	(28,857)
Restriction lapses	(84,298)	(7,110)	(9,479)	—	(100,887)
Forfeitures	(12,600)	—	—	(4,410)	(17,010)
Balance at December 31, 2023	354,080	—	—	92,565	446,645
(1)Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of nonvested restricted stock is as follows for the year 2023:

	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Employees Restricted Stock Units
Grant-date fair value per share at January 1, 2023	$100.68	$—	$—	$—
Grants	120.49	119.59	117.92	120.18
Estimated additional performance shares	(99.81)	—	—	—
Restriction lapses	(100.74)	(119.59)	(117.92)	—
Forfeitures	(100.74)	—	—	(120.49)
Grant-date fair value per share at December 31, 2023	105.28	—	—	120.16

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 15—Business Segments

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

The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	For the Year 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,588,702	51	$120,332	9	$—	—	$1,709,034	38
Direct to Consumer	991,406	32	68,575	5	—	—	1,059,981	24
Liberty National	349,736	11	187,934	14	—	—	537,670	12
United American	7,311	—	545,723	42	—	—	553,034	13
Family Heritage	6,134	—	396,209	30	—	—	402,343	9
Other	193,955	6	—	—	—	—	193,955	4
	$3,137,244	100	$1,318,773	100	$—	—	$4,456,017	100

	For the Year 2022
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,505,034	50	$117,353	9	$—	—	$1,622,387	38
Direct to Consumer	985,488	33	71,129	5	—	—	1,056,617	24
Liberty National	327,469	11	187,241	15	—	—	514,710	12
United American	7,966	—	539,874	42	1	100	547,841	13
Family Heritage	5,586	—	366,820	29	—	—	372,406	9
Other	196,281	6	—	—	—	—	196,281	4
	$3,027,824	100	$1,282,417	100	$1	100	$4,310,242	100

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	For the Year 2021
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,401,898	48	$114,742	9	$—	—	$1,516,640	37
Direct to Consumer	968,365	34	73,976	6	—	—	1,042,341	25
Liberty National	311,200	11	187,669	16	—	—	498,869	12
United American	8,892	—	480,656	40	1	100	489,549	12
Family Heritage	4,957	—	343,839	29	—	—	348,796	9
Other	198,618	7	—	—	—	—	198,618	5
	$2,893,930	100	$1,200,882	100	$1	100	$4,094,813	100

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

Globe Life holds a sizable investment portfolio to support its insurance liabilities, the yield from which is used to offset policy benefit, acquisition, administrative, and tax expenses. This yield or investment income is taken into account when establishing premium rates and profitability expectations for its insurance products. From time to time, investments are sold or called, or experience a credit loss event, each of which are reflected by the Company as realized gain (loss)—investments. These gains or losses generally occur as a result of disposition due to issuer calls, compliance with Company investment policies, or other reasons often beyond management’s control. Unlike investment income, realized gains and losses are incidental to insurance operations, and only overall yields are considered when setting premium rates or insurance product profitability expectations. While these gains and losses are not relevant to segment profitability or core operating results, they can have a material positive or negative result on net income. For these reasons, management removes realized investment gains and losses when it views its segment operations.

Management also removes non-operating items unrelated to the Company's core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results because accounting guidance requires that operating segment results be presented as management views its business. With the exception of the administrative settlements, all of these items are included in “Other operating expense” in the Consolidated Statements of Operations for the appropriate year. See additional detail below in the tables.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items. See Note—1 Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	Year Ended December 31, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$3,137,244	$1,318,773	$—	$—	$—	$—		$4,456,017
Net investment income	—	—	—	1,056,884	—	—		1,056,884
Other income	—	—	—	—	308	—		308
Total revenue	3,137,244	1,318,773	—	1,056,884	308	—		5,513,209
Expenses:
Policy obligations	2,050,789	776,362	28,039	9,061	—	—		2,864,251
Required interest on reserves	(772,701)	(106,516)	(38,224)	917,441	—	—		—
Required interest on DAC	—	—	—	—	—	—		—
Amortization of acquisition costs	327,426	50,598	1,676	—	—	—		379,700
Commissions, premium taxes, and non-deferred acquisition costs	338,758	220,392	17	—	—	—		559,167
Insurance administrative expense(1)	—	—	—	—	301,161	900	(2)	302,061
Parent expense	—	—	—	—	10,866	4,170	(3)	15,036
Stock-based compensation expense	—	—	—	—	30,736	—		30,736
Interest expense	—	—	—	—	102,316	—		102,316
Total expenses	1,944,272	940,836	(8,492)	926,502	445,079	5,070		4,253,267
Subtotal	1,192,972	377,937	8,492	130,382	(444,771)	(5,070)		1,259,942
Non-operating items	—	—	—	—	—	5,070	(2,3)	5,070
Measure of segment profitability (pretax)	$1,192,972	$377,937	$8,492	$130,382	$(444,771)	$—		1,265,012

Realized gain (loss)—investments								(65,676)
Legal proceedings								(900)
Non-operating expenses								(4,170)
Income before income taxes per Consolidated Statements of Operations								$1,194,266
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings
(3)Non-operating expenses.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$3,027,824	$1,282,417	$1	$—	$—	$—		$4,310,242
Net investment income	—	—	—	991,800	—	—		991,800
Other income	—	—	—	—	1,246	—		1,246
Total revenue	3,027,824	1,282,417	1	991,800	1,246	—		5,303,288
Expenses:
Policy obligations	2,035,693	752,866	32,503	4,372	—	—		2,825,434
Required interest on reserves	(735,688)	(102,315)	(44,836)	882,839	—	—		—
Amortization of acquisition costs	298,841	48,185	1,798	—	—	—		348,824
Commissions, premium taxes, and non-deferred acquisition costs	299,453	206,544	25	—	—	—		506,022
Insurance administrative expense(1)	—	—	—	—	299,341	8,175	(2,3)	307,516
Parent expense	—	—	—	—	11,156	(368)	(3)	10,788
Stock-based compensation expense	—	—	—	—	35,650	—		35,650
Interest expense	—	—	—	—	90,395	—		90,395
Total expenses	1,898,299	905,280	(10,510)	887,211	436,542	7,807		4,124,629
Subtotal	1,129,525	377,137	10,511	104,589	(435,296)	(7,807)		1,178,659
Non-operating items	—	—	—	—	—	7,807	(2,3)	7,807
Measure of segment profitability (pretax)	$1,129,525	$377,137	$10,511	$104,589	$(435,296)	$—		1,186,466

Realized gain (loss)—investments								(76,548)
Legal proceedings								(2,496)
Non-operating expenses								(5,311)
Income before income taxes per Consolidated Statements of Operations								$1,102,111
(1)Administrative expense is not allocated to insurance segments.
(2)Legal proceedings.
(3)Non-operating expenses.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2021
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,893,930	$1,200,882	$1	$—	$—	$—		$4,094,813
Net investment income	—	—	—	956,690	—	—		956,690
Other income	—	—	—	—	1,216	—		1,216
Total revenue	2,893,930	1,200,882	1	956,690	1,216	—		5,052,719
Expenses:
Policy obligations	1,897,194	721,309	34,975	4,243	—	1,325	(2)	2,659,046
Required interest on reserves	(710,301)	(98,477)	(46,695)	855,473	—	—		—
Required interest on DAC	—	—	—	—	—	—		—
Amortization of acquisition costs	270,924	44,824	1,868	—	—	—		317,616
Commissions, premium taxes, and non-deferred acquisition costs	274,475	180,748	27	—	—	—		455,250
Insurance administrative expense(1)	—	—	—	—	271,631	10,398	(3,4)	282,029
Parent expense	—	—	—	—	9,553	175	(4)	9,728
Stock-based compensation expense	—	—	—	—	30,272	—		30,272
Interest expense	—	—	—		83,486	—		83,486
Total expenses	1,732,292	848,404	(9,825)	859,716	394,942	11,898		3,837,427
Subtotal	1,161,638	352,478	9,826	96,974	(393,726)	(11,898)		1,215,292
Non-operating items	—	—	—	—	—	11,898	(2,3,4)	11,898
Measure of segment profitability (pretax)	$1,161,638	$352,478	$9,826	$96,974	$(393,726)	$—		1,227,190

Realized gain (loss)—investments								68,633
Realized loss—redemption of debt								(9,314)
Administrative settlements								(1,325)
Legal proceedings								(8,139)
Non-operating expenses								(2,434)
Income before income taxes per Consolidated Statements of Operations								$1,274,611
(1)Administrative expense is not allocated to insurance segments.
(2)Administrative settlements.
(3)Legal proceedings.
(4)Non-operating expenses.

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain DAC. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase. All other assets are included in the Corporate & Other category. The tables below reconcile segment assets to total assets as reported on the Consolidated Balance Sheets.

Assets by Segment

	At December 31, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$19,827,199	$—	$19,827,199
Accrued investment income	—	—	—	270,396	—	270,396
Deferred acquisition costs	5,271,775	734,735	2,967	—	—	6,009,477
Goodwill	309,609	172,182	—	—	—	481,791
Other assets	—	—	—	—	1,462,636	1,462,636
Total assets	$5,581,384	$906,917	$2,967	$20,097,595	$1,462,636	$28,051,499

	At December 31, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Cash and invested assets	$—	$—	$—	$18,300,927	$—	$18,300,927
Accrued investment income	—	—	—	259,581	—	259,581
Deferred acquisition costs	4,844,291	686,763	4,643	—	—	5,535,697
Goodwill	309,609	172,182		—	—	481,791
Other assets	—	—	—	—	1,408,801	1,408,801
Total assets	$5,153,900	$858,945	$4,643	$18,560,508	$1,408,801	$25,986,797

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Liabilities for each segment are reported also on a specific identification basis similar to the assets. The insurance segments' liabilities contain future policy benefits, unearned and advance premiums, and policy claims and other benefits payable. Other policyholders' funds are included in Other as well as current and deferred income taxes payable. Debt represents both short and long-term. The tables below reconcile segment liabilities to total liabilities as reported on the Consolidated Balance Sheets.

Liabilities by Segment

	At December 31, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$16,304,797	$2,382,517	$773,039	$—	$—	$19,460,353
Unearned and advance premiums	196,630	57,937	—	—	—	254,567
Policy claims and other benefits payable	320,066	194,809	—	—	—	514,875
Debt	—	—	—	2,115,672	—	2,115,672
Other	98,958	—	—	138,000	982,271	1,219,229
Total liabilities	$16,920,451	$2,635,263	$773,039	$2,253,672	$982,271	$23,564,696

	At December 31, 2022
	Life	Health	Annuity	Investment	Corporate & Other	Consolidated
Future policy benefits	$14,936,157	$2,206,866	$954,318	$—	$—	$18,097,341
Unearned and advance premiums	196,263	57,097	—	—	—	253,360
Policy claims and other benefits payable	325,070	184,286	—	—	—	509,356
Debt	—	—	—	2,077,055	—	2,077,055
Other	—	—	—	23,000	1,077,108	1,100,108
Total liabilities	$15,457,490	$2,448,249	$954,318	$2,100,055	$1,077,108	$22,037,220

GL 2023 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 16—Selected Quarterly Data (Unaudited)

The following is an unaudited summary of quarterly results for the two years ended December 31, 2023. The information includes all adjustments (consisting of normal accruals), which management considers necessary for a fair presentation of the results of operations for these periods. In addition, the figures below have been retrospectively adjusted due to the impacts of ASU 2018-12. See Note 1—Significant Accounting Policies for additional information regarding the impact of the adoption.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2023:
Total assets	$26,922,329	$26,769,793	$26,223,345	$28,051,499
Total liabilities	23,076,038	22,789,487	21,600,214	23,564,696
Premium income	1,095,090	$1,110,920	$1,119,335	$1,130,672
Net investment income	257,105	261,244	266,926	271,609
Realized gains (losses)	(30,927)	(45,843)	(2,193)	13,287
Total revenue	1,321,318	1,326,406	1,384,118	1,415,691
Policyholder benefits	707,927	717,510	719,044	719,770
Amortization of deferred acquisition costs	92,322	94,080	95,757	97,541
Pretax income	274,234	264,506	318,815	336,711
Net income	223,610	215,260	257,083	274,802

Basic net income per common share	2.32	2.26	2.72	2.92

Diluted net income per common share	2.28	2.24	2.68	2.88

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2022:
Total assets	$28,215,723	$26,424,294	$25,248,899	$25,986,797
Total liabilities	25,671,448	23,203,991	21,638,930	22,037,220
Premium income	1,064,812	1,077,199	1,079,282	1,088,949
Net investment income	244,894	244,712	246,711	255,483
Realized gains (losses)	(7,244)	(30,446)	(29,155)	(9,703)
Total revenue	1,302,626	1,291,764	1,297,237	1,335,113
Policyholder benefits	694,149	691,431	737,576	702,278
Amortization of deferred acquisition costs	84,496	86,185	88,012	90,131
Pretax income	294,176	276,449	234,776	296,710
Net income	237,484	223,973	190,586	242,343

Basic net income per common share	2.39	2.28	1.96	2.50

Diluted net income per common share	2.37	2.26	1.94	2.46

GL 2023 FORM 10-K

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

As of the end of the fiscal year completed December 31, 2023, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon their evaluation as of December 31, 2023, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Globe Life's internal control over financial reporting is effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Changes in Internal Control over Financial Reporting: During the period ended December 31, 2023 there have not been any changes to Globe Life Inc.'s internal control over financial reporting, or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation, which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Refer to Deloitte & Touche LLP's, independent registered public accounting firm, attestation report on the Company's internal controls over financial reporting.

GL 2023 FORM 10-K

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2023. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ J. Matthew Darden
J. Matthew Darden Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Co-Chairman and Chief Executive Officer

/s/ Thomas P. Kalmbach
Thomas P. Kalmbach Executive Vice President and Chief Financial Officer

February 28, 2024

GL 2023 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globe Life Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2023 of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2024

GL 2023 FORM 10-K

Item 9B. Other Information

(b) Trading arrangements

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the sections entitled “PROPOSAL NUMBER 1 - Election of Directors,” “Director Nominee Profiles,” "Director Nominee Skills and Qualifications," “Executive Officers,” “AUDIT COMMITTEE REPORT,” “Governance Guidelines and Codes of Ethics,” "Committees of the Board of Directors," “Qualifications of Directors,” “Procedures for Director Nominations by Shareholders,” and “DELINQUENT SECTION 16(a) REPORTS” in the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2024 (the Proxy Statement), which is to be filed with the Securities and Exchange Commission (SEC).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the sections entitled “EXECUTIVE COMPENSATION - COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT,” “SUMMARY COMPENSATION TABLE,” “2023 GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2023,” “OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR ENDED DECEMBER 31, 2023,” “PENSION BENEFITS AT DECEMBER 31, 2023,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL,” "PAY VERSUS PERFORMANCE," "CEO PAY RATIO," “2023 DIRECTOR COMPENSATION,” and “PAYMENTS TO DIRECTORS” in the Proxy Statement, which is to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1. Equity Compensation Plan Information as of December 31, 2023

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	5,940,320	$96.19	2,331,316
Equity compensation plans not approved by security holders
Total	5,940,320	$96.19	2,331,316
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

GL 2023 FORM 10-K

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

GL 2023 FORM 10-K

EXHIBITS

Exhibit No.	Description	Form	Filing Date

3.1	Restated Certificate of Incorporation of Globe Life Inc.	8-K	August 8, 2019

3.2	Certificate of Amendment of Certificate of Incorporation of Globe Life Inc.	8-K	May 2, 2023

3.3	Amended and Restated By-Laws of Globe Life Inc., as amended August 10, 2023	8-K	August 15, 2023

4.1	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures	8-K	November 2, 2001

4.2	Third Supplemental Indenture dated as of November 17, 2017 between Torchmark Corporation and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	November 17, 2017

4.3	Fourth Supplemental Indenture dated as of June 14, 2021 between Globe Life Inc. and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	June 14, 2021

4.4	Senior Indenture, dated as of September 24, 2018, between Torchmark Corporation and Regions Bank, as Trustee	S-3	September 24, 2018

4.5	First Supplemental Indenture, dated as of September 27, 2018, between Torchmark Corporation and Regions Bank, as Trustee	8-K	September 27, 2018

4.6	Second Supplemental Indenture, dated as of August 21, 2020, between Globe Life Inc. and Regions Bank, as Trustee	8-K	August 21, 2020

4.7	Third Supplemental Indenture, dated as of May 19, 2022, between Globe Life Inc. and Regions Bank, as Trustee	8-K	May 19, 2022

10.1	Form of Retirement Life Insurance Benefit Agreement ($1,995,000 face amount limit)*	10-K	March 22, 2002

10.2	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit)*	10-K	March 22, 2002

10.3	Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	January 25, 2007

10.4	Amendment No. 1 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008

10.5	Amendment No. 2 to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 29, 2008

10.6	Amendment Three to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2009

10.7	Amendment Four to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	February 27, 2020

10.8	Amendment Five to the Torchmark Corporation Supplemental Executive Retirement Plan*	8-K	May 5, 2015

10.9	Amendment Six to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-K	March 1, 2019

10.10	Amendment Seven to the Torchmark Corporation Supplemental Executive Retirement Plan*	10-Q	November 5, 2020

10.11	Torchmark Corporation Non-Employee Director Compensation Plan, as amended and restated*	8-K	April 29, 2008

10.12	Form of Restricted Stock Unit Award Notice under Torchmark Corporation Non-Employee Director Compensation Plan*	10-K	February 29, 2008

GL 2023 FORM 10-K

Exhibit No.	Description	Form	Filing Date
10.13	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd.	8-K	January 6, 2009

10.14	Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	February 28, 2014

10.15	Amendment No.2 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	March 1, 2019

10.16	Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011

10.17	First Amendment to Torchmark Corporation 2011 Incentive Plan*	8-K	April 29, 2014

10.18	Form of Ten year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011

10.19	Form of Seven year Stock Option under Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011

10.20	Form of Seven Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017

10.21	Form of Ten Year Stock Option Grant Agreement under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017

10.22	Form of Seven Year Stock Option Grant Agreement (Special) under Torchmark Corporation 2011 Incentive Plan, as amended with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2017

10.23	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January, 2017*	10-K	February 27, 2017

10.24	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011

10.25	Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018

10.26	First Amendment to Torchmark Corporation 2018 Incentive Plan*	10-K	February 27, 2020

10.27	Second Amendment to Globe Life Inc. 2018 Incentive Plan*	10-Q	May 9, 2023

10.28	Second Amended and Restated Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 28, 2024

10.29	Form of Performance Share Award under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018

10.30	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020

10.31	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan (2021)*	10-K	February 25, 2021

10.32	Form of Performance Share Award under Globe Life Inc. 2018 Incentive Plan (2022)*	10-K	February 23, 2022

10.33	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020

10.34	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018

10.35	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2020

10.36	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018

GL 2023 FORM 10-K

Exhibit No.	Description	Form	Filing Date
10.37	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018

10.38	Form of Stock Option under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020

10.39	Form of Restricted Stock under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020

10.40	Form of Restricted Stock Unit Award Notice under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020

10.41	Torchmark Corporation 2019 Management Incentive Plan (Effective as of January 1, 2019)*	8-K	March 4, 2019

10.42	Globe Life Inc. Management Incentive Plan (Effective as of January 1, 2024)*	8-K	November 9, 2023

10.43	The Globe Life Inc. Amended and Restated Pension Plan Generally Effective as of January 1, 2020*	10-Q	November 5, 2020

10.44	Globe Life Inc. Savings and Investment Plan*	10-K	February 27, 2020

10.45	Amended and Restated Credit Agreement dated as of September 30, 2021 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD.	8-K	October 1, 2021

10.46	First Amendment to Amended and Restated Credit Agreement dated January 10, 2023 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD.	10-K	February 23, 2023

10.47	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2023)*	10-K	February 23, 2023

10.48	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan (2023)*	10-K	February 23, 2023

10.49	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2023)*	10-K	February 23, 2023

10.50	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan*	10-K	February 23, 2023

10.51	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 23, 2023

10.52	Delayed Draw Term Loan Agreement dated as of April 14, 2023 among Bank of America, N.A., as Administrative Agent, the Lenders party thereto, and Globe Life Inc.	8-K	April 18, 2023

10.53	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan (2024)*	10-K	February 28, 2024

10.54	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2024)*	10-K	February 28, 2024

10.55	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (Special) (2024)*	10-K	February 28, 2024

10.56	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan (2024)*	10-K	February 28, 2024

10.57	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2024)*	10-K	February 28, 2024

10.58	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2024)*	10-K	February 28, 2024

GL 2023 FORM 10-K

Exhibit No.	Description	Form	Filing Date
21	Subsidiaries of the Registrant	10-K	February 28, 2024

23	Consent of Deloitte & Touche LLP	10-K	February 28, 2024

24	Powers of Attorney	10-K	February 28, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden	10-K	February 28, 2024

31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda	10-K	February 28, 2024

31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach	10-K	February 28, 2024

32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach	10-K	February 28, 2024

97	Globe Life Inc. Clawback Policy	10-K	February 28, 2024

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.	10-K	February 28, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	February 28, 2024

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	February 28, 2024

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	February 28, 2024

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	February 28, 2024

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	February 28, 2024

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	10-K	February 28, 2024

* Compensatory plan or arrangement.

GL 2023 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(Dollar amounts in thousands)

	December 31,
	2023	2022
Assets:
Investments:
Long-term investments	$42,360	$31,651
Short-term investments	1,005	15,001
Total investments	43,365	46,652
Cash	1,003	58
Investment in affiliates	6,539,183	5,940,586
Due from affiliates	105,279	131,353
Taxes receivable from affiliates	14,163	14,161
Other assets	181,443	173,044
Total assets	$6,884,436	$6,305,854

Liabilities:
Short-term debt	$486,113	$449,103
Long-term debt	1,779,137	1,777,490
Other liabilities	132,383	129,684
Total liabilities	2,397,633	2,356,277

Shareholders’ equity:
Preferred stock	351	351
Common stock	102,218	105,218
Additional paid-in capital	882,985	880,172
Accumulated other comprehensive income	(2,772,419)	(2,790,313)
Retained earnings	7,478,813	6,894,535
Treasury stock	(1,205,145)	(1,140,386)
Total shareholders’ equity	4,486,803	3,949,577
Total liabilities and shareholders’ equity	$6,884,436	$6,305,854

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See Notes to Consolidated Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2023 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Operations
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net investment income	$36,237	$33,664	$32,816
Realized gains (losses)	5,924	(9,643)	(5,682)
Total revenue	42,161	24,021	27,134

General operating expenses	59,051	59,307	51,378
Reimbursements from affiliates	(59,796)	(51,312)	(57,504)
Interest expense	107,180	97,051	86,751
Total expenses	106,435	105,046	80,625

Operating income (loss) before income taxes and equity in earnings of affiliates	(64,274)	(81,025)	(53,491)
Income tax expense	10,706	12,426	9,682
Net operating loss before equity in earnings of affiliates	(53,568)	(68,599)	(43,809)
Equity in earnings of affiliates, net of tax	1,024,323	962,985	1,074,923
Net income	970,755	894,386	1,031,114

Other comprehensive income (loss):
Attributable to Parent Company	1,113	75,076	58,903
Attributable to affiliates	16,781	1,369,659	501,854
Comprehensive income (loss)	$988,649	$2,339,121	$1,591,871

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See Notes to Consolidated Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2023 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(continued)
Condensed Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$970,755	$894,386	$1,031,114
Equity in earnings of affiliates	(1,024,323)	(962,985)	(1,074,923)
Cash dividends from subsidiaries	459,535	407,042	478,535
Other, net	33,846	26,444	58,617
Cash provided from operations	439,813	364,887	493,343

Cash provided from (used for) investing activities:
Net decrease (increase) in short-term investments	13,996	(15,001)	19,300
Investment in subsidiaries	—	(10,010)	(159,924)
Other long-term investments	(3,950)	(2,000)	(2,500)
Loaned money to affiliates	(479,629)	(846,002)	(1,049,932)
Repayments from affiliates	505,929	886,002	1,200,932
Additions to properties	(7,400)	—	—
Cash provided from (used for) investing activities	28,946	12,989	7,876

Cash provided from (used for) financing activities:
Repayment of debt	(165,612)	(300,000)	(300,000)
Proceeds from issuance of debt	170,000	400,000	325,000
Payment for debt issuance costs	(757)	(5,272)	(7,687)
Net borrowing (repayment) of commercial paper	32,961	(46,289)	74,974
Issuance of stock	114,080	111,970	69,826
Acquisitions of treasury stock	(511,100)	(454,638)	(541,435)
Borrowed money from affiliate	290,500	22,400	32,000
Repayments to affiliates	(290,500)	(22,400)	(32,000)
Payment of dividends	(107,386)	(103,817)	(103,313)
Cash provided from (used for) financing activities	(467,814)	(398,046)	(482,635)

Net increase (decrease) in cash	945	(20,170)	18,584
Cash balance at beginning of period	58	20,228	1,644
Cash balance at end of period	$1,003	$58	$20,228

Prior period amounts have been adjusted for the adoption of ASU 2018-12 on January 1, 2023.
See Notes to Consolidated Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2023 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Notes to Condensed Financial Statements
(Dollar amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Globe Life from the subsidiaries were as follows:

	Year Ended December 31,
	2023	2022	2021
Dividends from subsidiaries	$459,535	$407,042	$478,535

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes non-cash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation not involving cash	$30,736	$35,650	$30,272
Contribution of property to subsidiary	—	—	5,004

 The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2023	2022	2021
Interest paid	$104,493	$96,903	$86,206
Income taxes paid (received)	(10,408)	(11,537)	(11,838)

Note C—Preferred Stock

As of December 31, 2023, Globe Life had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Globe Life common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Globe Life capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2023 FORM 10-K

Globe Life Inc.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Dollar Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2023
Life insurance in force	$225,286,002	$685,289	$1,996,223	$226,596,936	0.9
Premiums(2):
Life insurance	$3,109,838	$4,597	$19,104	$3,124,345	0.6
Health insurance	1,281,720	2,720	39,773	1,318,773	3.0
Total premium	$4,391,558	$7,317	$58,877	$4,443,118	1.3
For the Year Ended December 31, 2022
Life insurance in force	$222,098,389	$662,569	$2,172,728	$223,608,548	1.0
Premiums(2):
Life insurance	$2,999,637	$4,361	$19,009	$3,014,285	0.6
Health insurance	1,238,498	3,091	47,010	1,282,417	3.7
Total premium	$4,238,135	$7,452	$66,019	$4,296,702	1.5
For the Year Ended December 31, 2021
Life insurance in force	$217,350,660	$648,766	$2,371,163	$219,073,057	1.1
Premiums(2):
Life insurance	$2,864,473	$4,286	$19,502	$2,879,689	0.7
Health insurance	1,191,773	3,312	12,421	1,200,882	1.0
Total premium	$4,056,246	$7,598	$31,923	$4,080,571	0.8
(1)No amounts have been netted against ceded premium.
(2)Excludes policy charges of $12.9 million, $13.5 million, and $14.2 million in each of the years 2023, 2022, and 2021, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2023 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globe Life Inc.

By:	/s/ J. MATTHEW DARDEN
J. Matthew Darden
Co-Chairman and Chief Executive Officer and Director

By:	/s/ FRANK M. SVOBODA
Frank M. Svoboda
Co-Chairman and Chief Executive Officer and Director

By:	/s/ THOMAS P. KALMBACH
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

By:	/s/ M. SHANE HENRIE
M. Shane Henrie
Corporate Senior Vice President and Chief Accounting Officer

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ LINDA L. ADDISON *	By:	/s/ MARILYN A. ALEXANDER *
	Linda L. Addison		Marilyn A. Alexander
	Director		Director

By:	/s/ CHERYL D. ALSTON *	By:	/s/ MARK A. BLINN *
	Cheryl D. Alston		Mark A. Blinn
	Director		Director

By:	/s/ JAMES P. BRANNEN *	By:	/s/ JANE BUCHAN *
	James P. Brannen		Jane Buchan
	Director		Director

By:	/s/ ALICE S. CHO *	By:	/s/ STEVEN P. JOHNSON *
	Alice S. Cho		Steven P. Johnson
	Director		Director

By:	/s/ DAVID A. RODRIGUEZ *	By:	/s/ MARY E. THIGPEN *
	David A. Rodriguez		Mary E. Thigpen
	Director		Director

Date: February 28, 2024		*By:	/s/ THOMAS P. KALMBACH
Thomas P. Kalmbach
Attorney-in-fact

GL 2023 FORM 10-K