Form 10-Q
period 2024-03-31
GLOBE LIFE INC.
filed 2024-05-08
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common Stock, $1.00 Par Value	92,269,711
GL Q1 2024 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q1 2024 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2024—$19,504,784; 2023—$18,924,914, allowance for credit losses: 2024— $7,027; 2023— $7,115)	$18,144,353	$17,870,206
Mortgage loans	329,033	279,199
Policy loans	664,641	657,020
Other long-term investments (includes: 2024—$844,916; 2023—$795,583 under the fair value option)	899,085	835,878
Short-term investments	58,413	81,740
Total investments	20,095,525	19,724,043
Cash	83,547	103,156
Accrued investment income	299,398	270,396
Other receivables	645,966	630,223
Deferred acquisition costs	6,131,237	6,009,477
Goodwill	481,791	481,791
Other assets	833,129	832,413
Total assets	$28,570,593	$28,051,499
Liabilities:
Future policy benefits at current discount rates: (at original rates: 2024—$17,110,880; 2023—$16,984,615)	$18,882,023	$19,460,353
Unearned and advance premium	270,105	254,567
Policy claims and other benefits payable	520,094	514,875
Other policyholders' funds	401,269	236,958
Total policy liabilities	20,073,491	20,466,753
Current and deferred income taxes	630,268	494,639
Short-term debt	733,544	486,113
Long-term debt (estimated fair value: 2024—$1,510,512; 2023—$1,491,229)	1,629,978	1,629,559
Other liabilities	464,151	487,632
Total liabilities	23,531,432	23,564,696
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2024 and 2023	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2024—102,218,183 issued; 2023—102,218,183 issued)	102,218	102,218
Additional paid-in-capital	526,862	532,474
Accumulated other comprehensive income (loss)	(2,467,236)	(2,772,419)
Retained earnings	7,706,655	7,478,813
Treasury stock, at cost: (2024—8,141,299 shares; 2023—8,426,854 shares)	(829,338)	(854,283)
Total shareholders' equity	5,039,161	4,486,803
Total liabilities and shareholders' equity	$28,570,593	$28,051,499
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Life premium	$804,265	$772,597
Health premium	341,019	322,493
Other premium	—	—
Total premium	1,145,284	1,095,090
Net investment income	282,578	257,105
Realized gains (losses)	(11,799)	(30,927)
Other income	76	50
Total revenue	1,416,139	1,321,318

Benefits and expenses:
Life policyholder benefits(1)	519,871	507,977
Health policyholder benefits(2)	202,327	190,962
Other policyholder benefits	9,595	8,988
Total policyholder benefits	731,793	707,927

Amortization of deferred acquisition costs	99,478	92,322
Commissions, premium taxes, and non-deferred acquisition costs	148,110	137,797
Other operating expense	93,214	84,171
Interest expense	28,621	24,867
Total benefits and expenses	1,101,216	1,047,084

Income before income taxes	314,923	274,234
Income tax benefit (expense)	(60,706)	(50,624)
Net income	$254,217	$223,610

Basic net income per common share	$2.71	$2.32

Diluted net income per common share	$2.67	$2.28
(1)Net of a remeasurement gain of $4.9 million for the three months ended March 31, 2024, and a remeasurement gain of $2.7 million for the same period in 2023.
(2)Net of a remeasurement gain of $3.2 million for the three months ended March 31, 2024, and a remeasurement loss of $2.0 million for the same period in 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$254,217	$223,610

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(305,016)	469,119
Other reclassification adjustments included in net income	(2,412)	32,590
Foreign exchange adjustment on fixed maturities recorded at fair value	1,617	9,567
Total unrealized investment gains (losses)	(305,811)	511,276
Less applicable tax (expense) benefit	64,222	(107,368)
Unrealized gains (losses) on investments, net of tax	(241,589)	403,908

Future Policy Benefits:
Change in discount rate on future policy benefits	704,596	(720,890)
Less applicable tax (expense) benefit	(147,964)	151,387
Future policy benefit adjustments, net of tax	556,632	(569,503)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(12,597)	(6,516)
Less applicable tax (expense) benefit	2,646	1,368
Foreign exchange translation adjustments, other than securities, net of tax	(9,951)	(5,148)

Pension:
Pension adjustments	118	(48)
Less applicable tax (expense) benefit	(27)	11
Pension adjustments, net of tax	91	(37)

Other comprehensive income (loss)	305,183	(170,780)
Comprehensive income (loss)	$559,400	$52,830

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$—	$102,218	$532,474	$(2,772,419)	$7,478,813	$(854,283)	$4,486,803
Comprehensive income (loss)	—	—	—	305,183	254,217	—	559,400
Common dividends declared ($0.2400 per share)	—	—	—	—	(22,603)	—	(22,603)
Acquisition of treasury stock	—	—	—	—	—	(23,469)	(23,469)
Stock-based compensation	—	—	(5,612)	—	(438)	15,317	9,267
Exercise of stock options	—	—	—	—	(3,334)	33,097	29,763
Balance at March 31, 2024	$—	$102,218	$526,862	$(2,467,236)	$7,706,655	$(829,338)	$5,039,161

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$—	$105,218	$529,661	$(2,790,313)	$6,894,535	$(789,524)	$3,949,577
Comprehensive income (loss)	—	—	—	(170,780)	223,610	—	52,830
Common dividends declared ($0.2250 per share)	—	—	—	—	(21,542)	—	(21,542)
Acquisition of treasury stock	—	—	—	—	—	(179,276)	(179,276)
Stock-based compensation	—	—	(1,022)	—	—	8,700	7,678
Exercise of stock options	—	—	—	—	(4,059)	41,083	37,024
Balance at March 31, 2023	$—	$105,218	$528,639	$(2,961,093)	$7,092,544	$(919,017)	$3,846,291

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash provided from (used for) operating activities	$350,806	$477,330

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	27,853	15,705
Fixed maturities available for sale—matured or other redemptions	59,871	61,560
Mortgage loans	7,896	21
Other long-term investments	573	1,929
Total investments sold or matured	96,193	79,215
Acquisition of investments:
Fixed maturities—available for sale	(682,427)	(285,505)
Mortgage loans	(58,406)	(24,186)
Other long-term investments	(80,468)	(23,712)
Total investments acquired	(821,301)	(333,403)
Net (increase) decrease in policy loans	(7,621)	(7,870)
Net (increase) decrease in short-term investments	23,327	39,744
Additions to property and equipment	(9,106)	(8,210)
Investments in low-income housing interests	(13,428)	(17,246)
Cash provided from (used for) investing activities	(731,936)	(247,770)

Cash provided from (used for) financing activities:
Issuance of common stock	29,763	37,024
Cash dividends paid to shareholders	(21,117)	(20,071)
Net borrowing from FHLB	242,000	45,000
Net borrowing (repayment) of commercial paper	5,304	20,070
Acquisition of treasury stock	(23,469)	(179,276)
Net receipts (payments) from deposit-type products	124,475	(54,487)
Cash provided from (used for) financing activities	356,956	(151,740)

Effect of foreign exchange rate changes on cash	4,565	1,729
Net increase (decrease) in cash	(19,609)	79,549
Cash at beginning of year	103,156	92,559
Cash at end of period	$83,547	$172,108

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2024 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2024, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2024 and 2023. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 28, 2024.

Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See further documentation in the significant accounting policies or the accompanying notes.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 2—New Accounting Standards

Accounting Pronouncements Adopted in the Current Year
Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements
ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	ASU 2022-03 adds disclosure requirements specific to equity securities subject to contractual sale restrictions. The disclosures clarify the nature of the contractual sale as well as the duration of the restriction and the circumstances that could cause a lapse in the restriction.	This standard is effective for the Company for fiscal years beginning on January 1, 2024 and interim periods within those fiscal years.	The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements.

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 adds disclosure requirements to segment expenses, improving the financial reporting of the entity’s overall performance and assessment of future cash flows. The disclosures will require more detailed information related to the entity’s reportable segments.	This standard is effective for the Company for annual periods beginning on January 1, 2024 and for interim periods beginning on January 1, 2025, and will be implemented on a retrospective basis.	The Company does not expect the standard will have a material impact on the Condensed Consolidated Financial Statements.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
ASU 2023-09 adds disclosure requirements to disaggregated information related to the effective tax rate reconciliation and information on income taxes paid. The disclosures will enhance the assessment of the entity’s operations and related tax risks.
		This standard is effective for the Company for annual periods beginning on January 1, 2025, and will be implemented on a prospective basis.	The Company does not expect the standard will have a material impact on the Condensed Consolidated Financial Statements.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2024	$(827,596)	$(1,947,391)	$4,719	$(2,151)	$(2,772,419)
Other comprehensive income (loss) before reclassifications, net of tax	(239,684)	556,632	(9,951)	—	306,997
Reclassifications, net of tax	(1,905)	—	—	91	(1,814)
Other comprehensive income (loss)	(241,589)	556,632	(9,951)	91	305,183
Balance at March 31, 2024	$(1,069,185)	$(1,390,759)	$(5,232)	$(2,060)	$(2,467,236)

	Three Months Ended March 31, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2023	$(1,420,672)	$(1,369,204)	$(1,681)	$1,244	$(2,790,313)
Other comprehensive income (loss) before reclassifications, net of tax	378,162	(569,503)	(5,148)	—	(196,489)
Reclassifications, net of tax	25,746	—	—	(37)	25,709
Other comprehensive income (loss)	403,908	(569,503)	(5,148)	(37)	(170,780)
Balance at March 31, 2023	$(1,016,764)	$(1,938,707)	$(6,829)	$1,207	$(2,961,093)

Reclassification Adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Affected line items in the Statements of Operations
Component Line Item	2024	2023
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(228)	$33,124	Realized (gains) losses
Amortization of (discount) premium	(2,184)	(534)	Net investment income
Total before tax	(2,412)	32,590
Tax	507	(6,844)	Income taxes
Total after-tax	(1,905)	25,746
Pension adjustments:
Amortization of prior service cost	269	269	Other operating expense
Amortization of actuarial (gain) loss	(151)	(317)	Other operating expense
Total before tax	118	(48)
Tax	(27)	11	Income taxes
Total after-tax	91	(37)
Total reclassification (after-tax)	$(1,814)	$25,709

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at March 31, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At March 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$401,859	$—	$1	$(39,039)	$362,821	2
States, municipalities, and political subdivisions	3,301,276	—	38,251	(454,605)	2,884,922	16
Foreign governments	39,558	—	—	(10,227)	29,331	—
Corporates, by sector:
Industrials	8,297,566	(7,027)	161,482	(667,927)	7,784,094	43
Financial	5,213,973	—	89,584	(416,724)	4,886,833	27
Utilities	2,127,792	—	51,901	(105,623)	2,074,070	11
Total corporates	15,639,331	(7,027)	302,967	(1,190,274)	14,744,997	81
Collateralized debt obligations	36,730	—	3,001	—	39,731	—
Other asset-backed securities	86,030	—	2	(3,481)	82,551	1
Total fixed maturities	$19,504,784	$(7,027)	$344,222	$(1,697,626)	$18,144,353	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$398,450	$—	$7	$(32,306)	$366,151	2
States, municipalities, and political subdivisions	3,296,305	—	47,346	(403,329)	2,940,322	16
Foreign governments	44,453	—	1	(10,348)	34,106	—
Corporates, by sector:
Industrials	8,016,126	(7,115)	213,078	(566,847)	7,655,242	43
Financial	5,028,151	—	112,368	(388,340)	4,752,179	27
Utilities	2,017,967	—	73,925	(94,130)	1,997,762	11
Total corporates	15,062,244	(7,115)	399,371	(1,049,317)	14,405,183	81
Collateralized debt obligations	37,110	—	5,036	—	42,146	—
Other asset-backed securities	86,352	—	3	(4,057)	82,298	1
Total fixed maturities	$18,924,914	$(7,115)	$451,764	$(1,499,357)	$17,870,206	100
(1)Amount reported in the balance sheet.
(2)At fair value.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The Company has exposure to real estate investment trusts with an average rating of BBB+, which had a fair value of $415 million (2% of the total fixed maturity portfolio) and $425 million (2% of the total fixed maturity portfolio) at March 31, 2024 and December 31, 2023, respectively.

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2024, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At March 31, 2024
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$86,769	$86,518
Due after one year through five years	857,913	862,187
Due after five years through ten years	2,034,083	2,040,670
Due after ten years through twenty years	8,712,181	8,331,022
Due after twenty years	7,684,013	6,701,637
Mortgage-backed and asset-backed securities	122,798	122,319
	$19,497,757	$18,144,353

Analysis of Investment Operations: "Net investment income" for the three month periods ended March 31, 2024 and 2023 is summarized as follows:

	Three Months Ended March 31,
	2024	2023	% Change
Fixed maturities available for sale	$246,098	$232,299	6
Policy loans	12,816	11,755	9
Mortgage loans	6,760	4,003	69
Other long-term investments(1)	19,663	11,740	67
Short-term investments	1,688	1,595
	287,025	261,392	10
Less investment expense	(4,447)	(4,287)	4
Net investment income	$282,578	$257,105	10
(1)For the three months ended March 31, 2024 and 2023, the investment funds, accounted for under the fair value option method, recorded $18.9 million and $11.3 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended March 31,
	2024	2023
Fixed maturities available for sale:
Proceeds from sales(1)	$27,853	$15,705
Gross realized gains	175	—
Gross realized losses	(35)	(358)
(1)There were no unsettled sales in the periods ended March 31, 2024 and 2023.

An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended March 31,
	2024	2023
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$140	$(357)
Provision for credit losses	88	(32,767)
Fair value option—change in fair value	(15,403)	1,858
Mortgage loans	(874)	(1,280)
Other investments	314	(214)
Realized gains (losses) from investments	(15,735)	(32,760)
Other gains (losses)	3,936	1,833
Total realized gains (losses)	(11,799)	(30,927)
Applicable tax	2,478	6,495
Realized gains (losses), net of tax	$(9,321)	$(24,432)
(1)During the three months ended March 31, 2024 and 2023, the Company recorded $66.9 million and $0 of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at March 31, 2024 and December 31, 2023:

	Fair Value Measurement at March 31, 2024:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$362,821	$—	$362,821
States, municipalities, and political subdivisions	—	2,884,922	—	2,884,922
Foreign governments	—	29,331	—	29,331
Corporates, by sector:
Industrials	—	7,584,006	200,088	7,784,094
Financial	—	4,756,052	130,781	4,886,833
Utilities	—	1,967,375	106,695	2,074,070
Total corporates	—	14,307,433	437,564	14,744,997
Collateralized debt obligations	—	—	39,731	39,731
Other asset-backed securities	—	82,551	—	82,551
Total fixed maturities	$—	$17,667,058	$477,295	$18,144,353
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2023:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$366,151	$—	$366,151
States, municipalities, and political subdivisions	—	2,940,322	—	2,940,322
Foreign governments	—	34,106	—	34,106
Corporates, by sector:
Industrials	—	7,440,493	214,749	7,655,242
Financial	—	4,621,160	131,019	4,752,179
Utilities	—	1,888,797	108,965	1,997,762
Total corporates	—	13,950,450	454,733	14,405,183
Collateralized debt obligations	—	—	42,146	42,146
Other asset-backed securities	—	82,298	—	82,298
Total fixed maturities	$—	$17,373,327	$496,879	$17,870,206
Percentage of total	—%	97%	3%	100%

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2024	$—	$42,146	$454,733	$496,879
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(2,035)	(5,996)	(8,031)
Acquisitions	—	—	7,800	7,800
Sales	—	—	—	—
Amortization	—	1,141	(4)	1,137
Other(1)	—	(1,521)	(18,969)	(20,490)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at March 31, 2024	$—	$39,731	$437,564	$477,295
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3 classification:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At March 31, 2024	$—	$(2,035)	$(5,996)	$(8,031)
At March 31, 2023	—	(4,542)	5,370	828

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of March 31, 2024	350	1,654	2,004
As of December 31, 2023	151	1,614	1,765

Globe Life's entire fixed maturity portfolio consisted of 2,551 issues by 991 different issuers at March 31, 2024 and 2,473 issues by 980 different issuers at December 31, 2023. The increase in the number of securities in an unrealized loss position during the period ended March 31, 2024 is due to the increase in interest rates. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of March 31, 2024 and December 31, 2023.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at March 31, 2024 and December 31, 2023.

Analysis of Gross Unrealized Investment Losses

	At March 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$2,033	$(66)	$360,438	$(38,973)	$362,471	$(39,039)
States, municipalities, and political subdivisions	479,111	(7,440)	1,648,303	(447,165)	2,127,414	(454,605)
Foreign governments	1,469	(5)	27,862	(10,222)	29,331	(10,227)
Corporates, by sector:
Industrials	692,151	(25,399)	4,221,438	(613,109)	4,913,589	(638,508)
Financial	361,061	(3,813)	2,419,494	(369,671)	2,780,555	(373,484)
Utilities	284,655	(3,438)	681,618	(100,695)	966,273	(104,133)
Total corporates	1,337,867	(32,650)	7,322,550	(1,083,475)	8,660,417	(1,116,125)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	71,424	(2,980)	71,424	(2,980)
Total investment grade securities	1,820,480	(40,161)	9,430,577	(1,582,815)	11,251,057	(1,622,976)

Below investment grade securities:
Corporates, by sector:
Industrials	—	—	146,466	(29,419)	146,466	(29,419)
Financial	8,704	(1,403)	166,838	(41,837)	175,542	(43,240)
Utilities	8,902	(27)	19,713	(1,463)	28,615	(1,490)
Total corporates	17,606	(1,430)	333,017	(72,719)	350,623	(74,149)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	11,079	(501)	11,079	(501)
Total below investment grade securities	17,606	(1,430)	344,096	(73,220)	361,702	(74,650)
Total fixed maturities	$1,838,086	$(41,591)	$9,774,673	$(1,656,035)	$11,612,759	$(1,697,626)

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

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Analysis of Gross Unrealized Investment Losses

	At December 31, 2023
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$—	$364,006	$(32,306)	$364,006	$(32,306)
States, municipalities, and political subdivisions	252,800	(3,520)	1,610,163	(399,809)	1,862,963	(403,329)
Foreign governments	—	—	32,591	(10,348)	32,591	(10,348)
Corporates, by sector:
Industrials	191,573	(3,881)	4,317,827	(530,011)	4,509,400	(533,892)
Financial	242,099	(6,584)	2,341,424	(339,628)	2,583,523	(346,212)
Utilities	81,194	(648)	686,043	(91,959)	767,237	(92,607)
Total corporates	514,866	(11,113)	7,345,294	(961,598)	7,860,160	(972,711)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	70,956	(3,648)	70,956	(3,648)
Total investment grade securities	767,666	(14,633)	9,423,010	(1,407,709)	10,190,676	(1,422,342)

Below investment grade securities:
Corporates, by sector:
Industrials	10,745	(199)	145,697	(32,756)	156,442	(32,955)
Financial	25,563	(2,602)	151,190	(39,526)	176,753	(42,128)
Utilities	—	—	19,654	(1,523)	19,654	(1,523)
Total corporates	36,308	(2,801)	316,541	(73,805)	352,849	(76,606)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	11,288	(409)	11,288	(409)
Total below investment grade securities	36,308	(2,801)	327,829	(74,214)	364,137	(77,015)
Total fixed maturities	$803,974	$(17,434)	$9,750,839	$(1,481,923)	$10,554,813	$(1,499,357)

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended March 31,
	2024	2023
Allowance for credit losses beginning balance	$7,115	$—
Additions to allowance for which credit losses were not previously recorded	—	32,767
Additions (reductions) to allowance for fixed maturities that previously had an allowance	(88)	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—
Allowance for credit losses ending balance	$7,027	$32,767

As of March 31, 2024 and December 31, 2023, the Company did not have any fixed maturities in non-accrual status.

Mortgage Loans (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Multi-family	$117,147	36	$116,299	42
Industrial	81,975	25	57,267	20
Retail	46,822	14	23,925	9
Hospitality	43,634	13	43,897	16
Mixed use	37,267	11	34,749	12
Office	6,734	2	6,734	2
Total recorded investment	333,579	101	282,871	101
Less allowance for credit losses	(4,546)	(1)	(3,672)	(1)
Carrying value, net of allowance for credit losses	$329,033	100	$279,199	100

	March 31, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Florida	$60,587	18	$48,233	17
California	57,093	17	54,721	20
Texas	53,399	16	45,111	16
New Jersey	44,592	14	44,574	16
New York	35,142	11	20,284	7
Washington	14,978	4	14,969	5
Other	67,788	21	54,979	20
Total recorded investment	333,579	101	282,871	101
Less allowance for credit losses	(4,546)	(1)	(3,672)	(1)
Carrying value, net of allowance for credit losses	$329,033	100	$279,199	100

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables are reflective of the key factors, debt service coverage ratios, and loan-to-value (LTV) ratios that are utilized by management to monitor the performance of the portfolios. The Company only makes new investments in commercial mortgage loans that have a LTV ratio less than 80%. LTV's that exceed 80% are generally as a result of decreases in the valuation of the underlying property. Generally, a higher LTV ratio and a lower debt service coverage ratio equates to higher risk of loss.

	March 31, 2024
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$35,492	$155,974	$125,457	$316,923	95
70% to 80%	—	—	—	—	—
81% to 90%	9,621	—	—	9,621	3
Greater than 90%	7,035	—	—	7,035	2
Total	$52,148	$155,974	$125,457	333,579	100
Less allowance for credit losses				(4,546)
Total, net of allowance for credit losses				$329,033
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by appraised value at origination, including planned renovations and stabilized occupancy. Updated internal valuations are used when a loan is materially underperforming.

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
(2)Loan balance divided by appraised value at origination, including planned renovations and stabilized occupancy. Updated internal valuations are used when a loan is materially underperforming.

As of March 31, 2024, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 32 loans in the portfolio. For the three months ended March 31, 2024, the allowance for credit losses increased by $874 thousand to $4.5 million. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2024	2023
Allowance for credit losses beginning balance	$3,672	$1,789
Provision (reversal) for credit losses	874	1,280
Allowance for credit losses ending balance	$4,546	$3,069

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
There was one delinquent commercial mortgage loan, with an outstanding par value of $3.7 million and outstanding interest due of $116 thousand, as of March 31, 2024. The underlying collateral for this loan is in the process of being sold and the Company expects to recover all interest and principal due as of March 31, 2024. There were no delinquent commercial mortgage loans as of December 31, 2023. As of March 31, 2024, the Company had one commercial mortgage loan in non-accrual status with a principal balance of $4.4 million. As of December 31, 2023, the Company had no commercial mortgage loans in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $29 million as of March 31, 2024.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	March 31, 2024	December 31, 2023
Investment funds	$844,916	$795,583
Other	54,169	40,295
Total	$899,085	$835,878

The following table presents additional information about the Company's investment funds as of March 31, 2024 and December 31, 2023 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	March 31, 2024	December 31, 2023	March 31, 2024	Redemption Term/Notice(1)
Commercial mortgage loans	$459,549	$411,315	$489,617	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	180,019	181,410	125,844	Fully redeemable and non-redeemable with varying terms.
Infrastructure	165,441	165,887	16,706	Fully redeemable and non-redeemable with varying terms.
Other	39,907	36,971	53,752	Non-redeemable with varying terms
Total investment funds	$844,916	$795,583	$685,919
(1) Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.

The Company had $67 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $686 million as of March 31, 2024.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on March 29, 2024 and now expires in 2029. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount of letters of credit outstanding at March 31, 2024 was $115 million.

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

        GL Q1 2024 FORM 10-Q

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

On September 30, 2022, putative class action litigation was filed against American Income, Giglione-Ackerman Agency, LLC, Eric Giglione and David Ackerman (collectively, “Defendants”) in New Jersey Superior Court (Atiya Bell, et al. v. American Income Life Insurance Company, et al., Case No. MID-L-004928-22). American Income subsequently removed the case to United States District Court for the District of New Jersey (Case No. 2:22-cv-06913-CCC-MAH). Plaintiffs Atiya Bell and Abel Flores (“Plaintiffs”) are former New Jersey independent sales agents who alleged they should have been classified as employees, and asserted claims under New Jersey state law on behalf of (i) a putative class of registered agents in New Jersey who have worked remotely for at least one week since March 9, 2020, and (ii) a putative class of registered agents in New Jersey who trained for at least one week to become sales agents for American Income in New Jersey during the six years prior to September 30, 2022. Plaintiffs made claims under the New Jersey Wage and Hour Law and the New Jersey Wage Payment Law for the alleged failure to pay minimum wages and overtime pay, including for time spent in training, liquidated damages and attorney’s fees and costs. American Income filed a motion to compel this matter to arbitration pursuant to the arbitration clauses found in the agent contracts executed by the claimants. In September 2023, the court denied American Income’s motion, but did so without prejudice, and invited the parties to “conduct limited discovery on the issue of arbitrability,” after which discovery the court would hear a renewed motion from American Income. However, in November 2023, prior to American Income’s filing such motion, the parties agreed in principle to settle the claimants’ claims for a non-material amount.

On September 1, 2023, plaintiff Miné Caglar Cost (“Plaintiff) filed a complaint against American Income Life Insurance Company (“American Income”) in the Superior Court of the State of California for the County of Los Angeles, asserting a single claim for violation of the Private Attorneys General Act (“PAGA”) (Cost v. American Income Life Insurance Company, et al., Case No. 23SMCV04113). Plaintiff is a former California independent insurance sales agent who alleges one cause of action for civil penalties under PAGA arising out of alleged violations of the wage-and-hour provisions of the California Labor Code stemming from American Income’s alleged misclassification of Plaintiff and other California-based sales agents as independent contractors. American Income filed a motion to compel arbitration on an individual basis and stay the representative component of Plaintiff’s claims, to which Plaintiff stipulated. On December 12, 2023, the Court approved the parties’ stipulation to compel the matter to individual arbitration and stayed the case pending the completion of the individual arbitration.

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

On November 30, 2023, the Company and our subsidiary, American Income Life Insurance Company, received subpoenas from the U.S. Attorney’s Office for the Western District of Pennsylvania, seeking documents relating to sales practices by certain of our independent sales agents contracted to sell American Income Life Insurance Company policies. The Company and American Income Life Insurance Company are in the preliminary stages of responding to these subpoenas and have been cooperating with the Department of Justice’s investigation. The Department of Justice has not asserted any claims or made allegations against the Company and American Income Life Insurance Company with respect to the foregoing inquiry, and the Company currently is not aware that any legal

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
proceedings are contemplated by governmental authorities. While no assurances can be made, at present management does not believe that it is reasonably possible or probable that this matter will result in a material loss.

A putative securities class action was filed on April 30, 2024 against the Company and six of its current/former senior executives in the United States District Court for the Eastern District of Texas. The case, which is captioned City of Miami Gen. Emp. & Sanitation Emp. Ret. Trust, et al. v. Globe Life Inc., et al., Case No. 4:24-cv-00376, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s securities from May 8, 2019 through April 10, 2024. The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. The Company plans to vigorously defend against the lawsuit.

Pursuant to the Company’s governing documents and indemnification agreements with the named defendants, the Company has agreed to indemnify those defendants for all expenses and losses related to the litigation subject to the terms of those indemnification agreements. The outcome of litigation of this type is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario cannot be reasonably estimated at this time. Further, management cannot reasonably estimate whether an outcome on the class action will be resolved in the near term.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 6—Policy Liabilities

The liability for future policy benefits is determined based on the net level premium method, which requires the liability be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three month periods ended March 31, 2024 and 2023:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$4,273,156	$5,910,224	$1,094,407	$470,741	$11,748,528
Beginning balance at original discount rates	4,246,723	5,680,864	1,066,123	449,209	11,442,919
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(29,981)	(47,988)	(5,590)	(1,886)	(85,445)
Adjusted balance at January 1, 2023	4,216,742	5,632,876	1,060,533	447,323	11,357,474
Issuances(1)	192,555	168,952	30,142	7,241	398,890
Interest accrual(2)	47,898	70,991	13,288	5,670	137,847
Net premiums collected(3)	(127,239)	(153,919)	(33,188)	(11,557)	(325,903)
Effect of changes in the foreign exchange rate	(3,999)	—	—	—	(3,999)
Ending balance at original discount rates	4,325,957	5,718,900	1,070,775	448,677	11,564,309
Effect of change from original to current discount rates	141,680	391,650	57,308	34,379	625,017
Balance at March 31, 2023	$4,467,637	$6,110,550	$1,128,083	$483,056	$12,189,326

Balance at January 1, 2024	$4,681,888	$6,052,651	$1,129,716	$478,052	$12,342,307
Beginning balance at original discount rates	4,523,329	5,664,259	1,077,831	443,949	11,709,368
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(48,248)	(36,229)	(10,448)	(1,851)	(96,776)
Adjusted balance at January 1, 2024	4,475,081	5,628,030	1,067,383	442,098	11,612,592
Issuances(1)	211,847	149,231	26,164	5,931	393,173
Interest accrual(2)	53,823	73,420	13,839	5,764	146,846
Net premiums collected(3)	(135,686)	(152,631)	(33,901)	(11,401)	(333,619)
Effect of changes in the foreign exchange rate	(8,927)	—	—	—	(8,927)
Ending balance at original discount rates	4,596,138	5,698,050	1,073,485	442,392	11,810,065
Effect of change from original to current discount rates	56,533	247,209	28,724	21,777	354,243
Balance at March 31, 2024	$4,652,671	$5,945,259	$1,102,209	$464,169	$12,164,308
(1)Issuances represent the present value, using the original discount rate, of the expected net premiums related to new policies issued during each respective period.
(2)The interest accrual is the interest earned on the beginning present value of the expected net premiums, as well as the interest on actual net premiums earned during the period, using the original interest rate.
(3)Net premiums collected represent the product of the current period net premium ratio and the gross premiums collected during the period on the in-force business.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961
Beginning balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(31,526)	(48,947)	(7,054)	(2,896)	(90,423)
Adjusted balance at January 1, 2023	8,378,235	8,428,945	3,265,926	3,400,808	23,473,914
Issuances(1)	192,555	168,952	30,142	7,241	398,890
Interest accrual(2)	109,329	112,768	43,256	50,378	315,731
Benefit payments(3)	(96,674)	(147,061)	(54,730)	(30,892)	(329,357)
Effect of changes in the foreign exchange rate	(9,711)	—	—	—	(9,711)
Ending balance at original discount rates	8,573,734	8,563,604	3,284,594	3,427,535	23,849,467
Effect of change from original to current discount rates	1,063,729	1,061,076	274,418	738,992	3,138,215
Balance at March 31, 2023	$9,637,463	$9,624,680	$3,559,012	$4,166,527	$26,987,682

Balance at January 1, 2024	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158
Beginning balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(52,221)	(36,444)	(10,449)	(2,867)	(101,981)
Adjusted balance at January 1, 2024	9,009,612	8,620,308	3,327,803	3,503,992	24,461,715
Issuances(1)	211,847	149,231	26,164	5,931	393,173
Interest accrual(2)	120,201	117,925	44,554	52,136	334,816
Benefit payments(3)	(104,758)	(159,061)	(58,109)	(34,177)	(356,105)
Effect of changes in the foreign exchange rate	(20,637)	—	—	—	(20,637)
Ending balance at original discount rates	9,216,265	8,728,403	3,340,412	3,527,882	24,812,962
Effect of change from original to current discount rates	741,828	771,812	159,330	576,010	2,248,980
Balance at March 31, 2024	$9,958,093	$9,500,215	$3,499,742	$4,103,892	$27,061,942
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

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life(2)
	Net liability for future policy benefits as of March 31, 2023
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,247,777	$2,844,704	$2,213,819	$2,978,858	$12,285,158
Effect of changes in discount rate assumptions	922,049	669,426	217,110	704,613	2,513,198
Other Adjustments(1)	95	4,546	8,017	72	12,730
Net liability for future policy benefits, after other adjustments, at current discount rates	5,169,921	3,518,676	2,438,946	3,683,543	14,811,086
Reinsurance recoverable	(141)	—	(7,531)	(36,837)	(44,509)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,169,780	$3,518,676	$2,431,415	$3,646,706	$14,766,577
(1)Other adjustments include the Company's effects of capping and flooring the liability.
(2)Includes the immaterial error correction noted below.

	Life
	Net liability for future policy benefits as of March 31, 2024
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,620,127	$3,030,353	$2,266,927	$3,085,490	$13,002,897
Effect of changes in discount rate assumptions	685,295	524,603	130,606	554,233	1,894,737
Other Adjustments(1)	287	3,549	5,418	85	9,339
Net liability for future policy benefits, after other adjustments, at current discount rates	5,305,709	3,558,505	2,402,951	3,639,808	14,906,973
Reinsurance recoverable	(170)	—	(7,787)	(36,564)	(44,521)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,305,539	$3,558,505	$2,395,164	$3,603,244	$14,862,452
(1)Other adjustments include the Company's capping and flooring the liability.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three month periods ended March 31, 2024 and 2023:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422
Beginning balance at original discount rates	2,941,261	1,729,219	415,442	192,631	87,751	5,366,304
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(34,132)	(18,758)	(16,585)	(1,621)	(2,573)	(73,669)
Adjusted balance at January 1, 2023	2,907,129	1,710,461	398,857	191,010	85,178	5,292,635
Issuances(1)	75,839	67,787	13,303	10,212	2,392	169,533
Interest accrual(2)	31,587	16,199	4,890	2,036	1,057	55,769
Net premiums collected(3)	(65,914)	(43,979)	(12,403)	(5,424)	(2,661)	(130,381)
Effect of changes in the foreign exchange rate	—	—	—	(388)	—	(388)
Ending balance at original discount rates	2,948,641	1,750,468	404,647	197,446	85,966	5,387,168
Effect of change from original to current discount rates	49,082	(86,054)	16,800	3,220	4,277	(12,675)
Balance at March 31, 2023	$2,997,723	$1,664,414	$421,447	$200,666	$90,243	$5,374,493

Balance at January 1, 2024	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728
Beginning balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(40,531)	(17,092)	(11,410)	(3,550)	(2,316)	(74,899)
Adjusted balance at January 1, 2024	3,585,272	1,766,081	337,160	198,319	107,564	5,994,396
Issuances(1)	104,603	64,008	13,558	9,949	4,609	196,727
Interest accrual(2)	41,822	18,103	4,227	2,283	1,368	67,803
Net premiums collected(3)	(70,249)	(46,400)	(12,780)	(5,839)	(2,678)	(137,946)
Effect of changes in the foreign exchange rate	—	—	—	(862)	—	(862)
Ending balance at original discount rates	3,661,448	1,801,792	342,165	203,850	110,863	6,120,118
Effect of change from original to current discount rates	(8,053)	(107,766)	3,276	(55)	3,016	(109,582)
Balance at March 31, 2024	$3,653,395	$1,694,026	$345,441	$203,795	$113,879	$6,010,536
(1)Issuances represent the present value, using the original discount rate, of the expected net premiums related to new policies issued during each respective period.
(2)The interest accrual is the interest earned on the beginning present value of the expected net premiums, as well as the interest on actual net premiums earned during the period, using the original interest rate.
(3)Net premiums collected represent the product of the current period net premium ratio and the gross premiums collected during the period on the in-force business.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349
Beginning balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(31,443)	(19,779)	(15,995)	(1,578)	(2,302)	(71,097)
Adjusted balance at January 1, 2023	3,049,190	3,316,565	888,870	302,135	82,910	7,639,670
Issuances(1)	75,683	67,787	13,285	10,212	2,388	169,355
Interest accrual(2)	33,480	32,289	11,840	3,668	1,057	82,334
Benefit payments(3)	(78,563)	(29,261)	(23,976)	(7,137)	(3,354)	(142,291)
Effect of changes in the foreign exchange rate	—	—	—	(708)	—	(708)
Ending balance at original discount rates	3,079,790	3,387,380	890,019	308,170	83,001	7,748,360
Effect of change from original to current discount rates	52,672	(212,708)	59,977	18,363	4,089	(77,607)
Balance at March 31, 2023	$3,132,462	$3,174,672	$949,996	$326,533	$87,090	$7,670,753

Balance at January 1, 2024	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002
Beginning balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(40,325)	(19,049)	(12,821)	(4,002)	(2,321)	(78,518)
Adjusted balance at January 1, 2024	3,701,205	3,487,640	803,998	311,429	102,180	8,406,452
Issuances(1)	104,431	64,008	13,349	9,949	4,598	196,335
Interest accrual(2)	43,444	35,663	10,833	3,937	1,368	95,245
Benefit payments(3)	(82,085)	(33,037)	(23,864)	(6,402)	(3,096)	(148,484)
Effect of changes in the foreign exchange rate	—	—	—	(1,548)	—	(1,548)
Ending balance at original discount rates	3,766,995	3,554,274	804,316	317,365	105,050	8,548,000
Effect of change from original to current discount rates	(10,461)	(282,670)	29,690	11,418	2,725	(249,298)
Balance at March 31, 2024	$3,756,534	$3,271,604	$834,006	$328,783	$107,775	$8,298,702
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

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health(2)
	Net liability for future policy benefits as of March 31, 2023
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$131,149	$1,636,912	$485,372	$110,724	$(2,965)	$2,361,192
Effect of changes in discount rate assumptions	3,590	(126,654)	43,177	15,143	(188)	(64,932)
Other Adjustments(1)	5,380	490	5,776	333	4,162	16,141
Net liability for future policy benefits, after other adjustments, at current discount rates	140,119	1,510,748	534,325	126,200	1,009	2,312,401
Reinsurance recoverable	(3,609)	(9,852)	(1,428)	—	—	(14,889)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$136,510	$1,500,896	$532,897	$126,200	$1,009	$2,297,512
(1)Other adjustments include the effects of capping and flooring the liability.
(2)Includes the immaterial error correction noted below.

	Health
	Net liability for future policy benefits as of March 31, 2024
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	105,547	1,752,482	462,151	113,515	(5,813)	2,427,882
Effect of changes in discount rate assumptions	(2,408)	(174,904)	26,414	11,473	(291)	(139,716)
Other Adjustments(1)	14,449	444	11,254	749	6,838	33,734
Net liability for future policy benefits, after other adjustments, at current discount rates	117,588	1,578,022	499,819	125,737	734	2,321,900
Reinsurance recoverable	(3,096)	(10,577)	(1,224)	—	—	(14,897)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$114,492	$1,567,445	$498,595	$125,737	$734	$2,307,003
(1)Other adjustments include the effects of capping and flooring the liability.

Immaterial Correction of Previously Issued Financial Statements—The Company previously presented reinsurance recoverable on a net basis as a component of future policy benefits. In the fourth quarter of 2023, the Company corrected its presentation of reinsurance recoverable to a gross basis as a component of other assets, which resulted in the reclassification of $60 million of reinsurance recoverable at current discount rates from liabilities to assets ($49 million at original discount rates) as of March 31, 2023, with no change to equity, and the related tables in the footnote have been adjusted to reflect such changes.

Remeasurement Gain or Loss—During the three months ended March 31, 2024 and 2023, the Company's results for actual variances from expected experience produced a net reserve remeasurement gain of $8.1 million and a net reserve remeasurement gain of $659 thousand, respectively, in the Condensed Consolidated Statements of Operations. The variance of actual experience from expected experience during the first three months of 2024 was primarily due to favorable variances from our assumptions as compared to actual experience in our life insurance segment (a $4.9 million gain), and favorable variances from our assumptions as compared to actual experience in our health insurance segment (a $3.2 million gain). The variance of actual experience from expected experience during the three months ended 2023 was primarily due to favorable variances from assumptions as compared to actual experience in our life insurance segment (a $2.7 million gain), and unfavorable variances from assumptions as compared to actual experience in our health insurance segment (a $2.0 million loss).

There were no changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits during the three months ended March 31, 2024 and 2023.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table reconciles the liability for future policy benefits to the Condensed Consolidated Balance Sheets as of March 31, 2024 and 2023:

	At Original Discount Rates		At Current Discount Rates
	As of March 31,		As of March 31,
	2024	2023(2)	2024	2023(2)
Life(1):
American Income	$4,620,358	$4,247,898	$5,305,709	$5,169,921
Direct to Consumer	3,030,353	2,844,707	3,558,505	3,518,676
Liberty National	2,265,329	2,213,819	2,402,951	2,438,946
Other	3,085,512	2,978,885	3,639,808	3,683,543
Net liability for future policy benefits—long duration life	13,001,552	12,285,309	14,906,973	14,811,086
Health(1):
United American	117,042	134,455	117,588	140,119
Family Heritage	1,752,138	1,637,015	1,578,022	1,510,748
Liberty National	472,140	489,917	499,819	534,325
American Income	114,146	111,096	125,737	126,200
Direct to Consumer	707	961	734	1,009
Net liability for future policy benefits—long duration health	2,456,173	2,373,444	2,321,900	2,312,401
Deferred profit liability	174,605	177,248	174,605	177,248
Deferred annuity	739,019	907,797	739,019	907,797
Interest sensitive life	729,721	737,900	729,721	737,900
Other	9,810	10,067	9,805	10,066
Total future policy benefits	$17,110,880	$16,491,765	$18,882,023	$18,956,498
(1)Balances are presented net of the effects of capping and flooring the liability.
(2)Includes the immaterial error correction for reinsurance as noted above.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of March 31, 2024 and 2023:

	As of March 31,
	2024		2023
	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.2%	5.8%	4.9%
Direct to Consumer	6.0%	5.2%	6.0%	5.0%
Liberty National	5.6%	5.2%	5.6%	5.0%
Other	6.2%	5.2%	6.2%	5.0%

Health
United American	5.1%	5.0%	5.2%	4.8%
Family Heritage	4.2%	5.1%	4.3%	4.9%
Liberty National	5.8%	5.2%	5.8%	4.9%
American Income	5.8%	5.0%	5.9%	4.8%
Direct to Consumer	5.1%	5.0%	5.2%	4.8%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of March 31, 2024 and 2023:

	As of March 31,
	2024		2023
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	23.05	23.33	22.90	23.33
Direct to Consumer	19.57	21.01	20.24	21.82
Liberty National	15.16	15.60	14.94	15.63
Other	16.18	17.59	16.52	18.23

Health
United American	11.53	10.74	11.40	10.80
Family Heritage	15.07	14.34	14.91	14.43
Liberty National	9.23	9.39	9.31	9.66
American Income	12.28	12.67	12.15	12.74
Direct to Consumer	11.53	10.74	11.40	10.80

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2024 and 2023:

	Life
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$413,759	$66,379	$387,145	$61,431
Direct to Consumer	245,194	44,460	244,707	41,714
Liberty National	89,871	30,542	84,072	29,769
Other	51,069	45,917	51,835	44,275
Total	$799,893	$187,298	$767,759	$177,189

	Health
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$104,097	$1,567	$97,833	$1,822
Family Heritage	103,391	17,431	96,090	15,977
Liberty National	47,434	6,583	46,745	6,920
American Income	28,919	1,655	28,096	1,632
Direct to Consumer	3,657	—	3,542	—
Total	$287,498	$27,236	$272,306	$26,351

Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts as of March 31, 2024 and 2023:

	Life
	As of March 31, 2024			As of March 31, 2023
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$24,668,992	$13,924,819	$14,181,177	$23,041,514	$13,054,486	$13,575,751
PV of expected future net premiums	8,131,005	4,596,138	4,652,671	7,617,532	4,325,957	4,467,637
PV of expected future policy benefits	31,114,756	9,216,265	9,958,093	28,821,998	8,573,734	9,637,463

DTC
PV of expected future gross premiums	$17,617,001	$9,214,360	$9,597,417	$17,479,516	$9,165,113	$9,773,835
PV of expected future net premiums	10,831,408	5,698,050	5,945,259	10,832,386	5,718,900	6,110,550
PV of expected future policy benefits	25,909,464	8,728,403	9,500,215	25,582,750	8,563,604	9,624,680

Liberty National
PV of expected future gross premiums	$4,667,397	$2,725,502	$2,739,275	$4,453,139	$2,599,082	$2,667,795
PV of expected future net premiums	1,888,084	1,073,485	1,102,209	1,889,419	1,070,775	1,128,083
PV of expected future policy benefits	8,916,134	3,340,412	3,499,742	8,658,766	3,284,594	3,559,012

Other
PV of expected future gross premiums	$3,701,248	$1,879,815	$2,027,187	$3,798,669	$1,920,302	$2,126,949
PV of expected future net premiums	906,921	442,392	464,169	919,924	448,677	483,056
PV of expected future policy benefits	12,437,133	3,527,882	4,103,892	12,392,224	3,427,535	4,166,527

Total
PV of expected future gross premiums	$50,654,638	$27,744,496	$28,545,056	$48,772,838	$26,738,983	$28,144,330
PV of expected future net premiums	21,757,418	11,810,065	12,164,308	21,259,261	11,564,309	12,189,326
PV of expected future policy benefits	78,377,487	24,812,962	27,061,942	75,455,738	23,849,467	26,987,682

As of March 31, 2024, for the life segment using current discount rates, the Company anticipates $28.5 billion of expected future gross premiums and $12.2 billion of expected future net premiums. As of March 31, 2023, using current discount rates, the Company anticipated $28.1 billion of expected future gross premiums and $12.2 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of March 31, 2024			As of March 31, 2023
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$8,757,778	$5,349,917	$5,334,881	$6,783,819	$4,279,547	$4,346,007
PV of expected future net premiums	6,002,434	3,661,448	3,653,395	4,685,306	2,948,641	2,997,723
PV of expected future policy benefits	6,186,167	3,766,995	3,756,534	4,909,212	3,079,790	3,132,462

Family Heritage
PV of expected future gross premiums	$6,854,106	$4,037,762	$3,816,256	$6,442,316	$3,846,392	$3,682,300
PV of expected future net premiums	3,039,406	1,801,792	1,694,026	2,908,079	1,750,468	1,664,414
PV of expected future policy benefits	6,769,500	3,554,274	3,271,604	6,358,594	3,387,380	3,174,672

Liberty National
PV of expected future gross premiums	$2,073,015	$1,315,879	$1,353,262	$2,232,290	$1,396,334	$1,468,763
PV of expected future net premiums	509,069	342,165	345,441	634,061	404,647	421,447
PV of expected future policy benefits	1,395,561	804,316	834,006	1,575,745	890,019	949,996

American Income
PV of expected future gross premiums	$1,768,477	$991,946	$1,024,262	$1,760,671	$984,216	$1,037,339
PV of expected future net premiums	362,982	203,850	203,795	351,655	197,446	200,666
PV of expected future policy benefits	644,293	317,365	328,783	626,151	308,170	326,533

Direct to Consumer
PV of expected future gross premiums	$238,499	$150,065	$154,223	$171,266	$112,442	$118,105
PV of expected future net premiums	176,500	110,863	113,879	131,187	85,966	90,243
PV of expected future policy benefits	164,347	105,050	107,775	124,597	83,001	87,090

Total
PV of expected future gross premiums	$19,691,875	$11,845,569	$11,682,884	$17,390,362	$10,618,931	$10,652,514
PV of expected future net premiums	10,090,391	6,120,118	6,010,536	8,710,288	5,387,168	5,374,493
PV of expected future policy benefits	15,159,868	8,548,000	8,298,702	13,594,299	7,748,360	7,670,753
As of March 31, 2024, for the health segment using current discount rates, the Company anticipates $11.7 billion of expected future gross premiums and $6.0 billion of expected future net premiums. As of March 31, 2023, using current discount rates, the Company anticipated $10.6 billion of expected future gross premiums and $5.4 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances as of March 31, 2024 and 2023:

	Policyholders' Account Balances
	As of March 31, 2024			As of March 31, 2023
	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at January 1,	$732,948	$773,039	$236,958	$739,105	$954,318	$123,236
Issuances	—	198	—	—	202	—
Premiums received	5,624	3,573	166,700	6,030	4,776	21,662
Policy charges	(3,111)	—	—	(3,319)	—	—
Surrenders and withdrawals	(6,309)	(31,563)	(3,517)	(5,384)	(43,533)	(3,303)
Benefit payments	(9,140)	(12,771)	—	(7,844)	(15,784)	—
Interest credited	7,016	6,243	3,521	7,135	7,560	1,238
Other	2,693	300	(2,393)	2,177	258	(147)
Balance at March 31,	$729,721	$739,019	$401,269	$737,900	$907,797	$142,686

Weighted-average credit rate	3.89%	3.34%	4.49%	3.92%	3.29%	3.78%
Net amount at risk	$1,740,325	N/A	N/A	$1,847,128	N/A	N/A
Cash surrender value	$669,721	$739,019	$401,269	$676,247	$907,797	$142,686

The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policy holders and the respective guaranteed minimums as of March 31, 2024 and 2023:

	At March 31, 2024
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$1,796	$303,935
3.00%-3.99%	29,176	545,598	3,521
4.00%-4.99%	610,643	191,625	6,745
Greater than 5.00%	89,902	—	37,384
Total	729,721	739,019	351,585
51-150 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	49,684
Greater than 5.00%	—	—	—
Total	—	—	49,684
Grand Total	$729,721	$739,019	$401,269

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	At March 31, 2023
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$1,971	$43,191
3.00%-3.99%	28,956	698,952	4,097
4.00%-4.99%	619,411	206,874	57,596
Greater than 5.00%	89,533	—	37,802
Total	$737,900	$907,797	$142,686
51-150 basis points above
Less than 3.00%	$—	$—	$—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$737,900	$907,797	$142,686

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three month periods ended March 31, 2024 and 2023:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291
Capitalizations	115,395	47,410	24,221	3,321	190,347
Amortization expense	(38,299)	(24,753)	(12,412)	(4,125)	(79,589)
Foreign exchange adjustment	(2,787)	—	—	—	(2,787)
Balance at March 31, 2023	$2,332,600	$1,699,588	$622,532	$297,542	$4,952,262

Balance at January 1, 2024	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775
Capitalizations	127,443	42,125	26,065	3,013	198,646
Amortization expense	(42,976)	(25,058)	(13,599)	(4,135)	(85,768)
Foreign exchange adjustment	(5,828)	—	—	—	(5,828)
Balance at March 31, 2024	$2,652,009	$1,754,184	$678,885	$293,747	$5,378,825

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763
Capitalizations	507	15,097	4,882	3,143	—	23,629
Amortization expense	(1,513)	(6,560)	(3,250)	(938)	(47)	(12,308)
Foreign exchange adjustment	—	—	—	(126)	—	(126)
Balance at March 31, 2023	$76,388	$425,145	$134,728	$59,890	$1,807	$697,958

Balance at January 1, 2024	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735
Capitalizations	496	16,690	7,979	3,530	1	28,696
Amortization expense	(1,381)	(7,187)	(3,607)	(1,099)	(37)	(13,311)
Foreign exchange adjustment	—	—	—	(276)	—	(276)
Balance at March 31, 2024	$72,604	$462,346	$144,313	$68,938	$1,643	$749,844

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Condensed Consolidated Balance Sheets as of March 31, 2024:

	March 31,
	2024	2023
Life
American Income	$2,652,009	$2,332,600
Direct to Consumer	1,754,184	1,699,588
Liberty National	678,885	622,532
Other	293,747	297,542
Total DAC—Life	5,378,825	4,952,262

Health
United American	72,604	76,388
Family Heritage	462,346	425,145
Liberty National	144,313	134,728
American Income	68,938	59,890
Direct to Consumer	1,643	1,807
Total DAC—Health	749,844	697,958

Annuity	2,568	4,218
Total	$6,131,237	$5,654,438

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	March 31, 2024	December 31, 2023

Balance at beginning of period	$194,809	$184,286
Less reinsurance recoverables	(2,157)	(2,084)
Net balance at beginning of period	192,652	182,202
Incurred related to:
Current year	184,167	697,521
Prior years	188	(4,853)
Total incurred	184,355	692,668
Paid related to:
Current year	74,254	535,971
Prior years	103,375	146,247
Total paid	177,629	682,218
Net balance at end of period	199,378	192,652
Plus reinsurance recoverables	1,667	2,157
Balance at end of period	$201,045	$194,809

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	March 31, 2024	December 31, 2023

Policy claims and other benefits payable:
Life insurance	$319,049	$320,066
Health insurance	201,045	194,809
Total	$520,094	$514,875

        GL Q1 2024 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at March 31, 2024 and December 31, 2023.

Pension Assets by Component at March 31, 2024

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$26,481	$—	$—	$26,481	5
Equity exchange traded fund(1)	330,810	—	—	330,810	56
U.S. Government and Agency	—	159,108	—	159,108	27
Other bonds	—	4	—	4	—
Guaranteed annuity contract(2)	—	43,602	—	43,602	7
Short-term investments	3,016	—	—	3,016	1
Other	1,487	—	—	1,487	—
	$361,794	$202,714	$—	564,508	96
Other long-term investments(3)				23,670	4
Total pension assets				$588,178	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of March 31, 2024, the Globe Life Inc. Pension Plan owned less than 1% of two long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q1 2024 FORM 10-Q

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

SERP: The following tables include premiums paid for the company owned life insurance (COLI) at March 31, 2024 and 2023 and investments of the Rabbi Trust at March 31, 2024 and December 31, 2023.

	Three Months Ended March 31,
	2024	2023
Premiums paid for insurance coverage	$443	$443

	March 31, 2024	December 31, 2023
Total investments:
COLI	$55,974	$55,185
Exchange traded funds	90,514	86,156
	$146,488	$141,341

Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Pension Plans	$574,981	$554,957
SERP	72,453	72,603
Benefit obligation	$647,434	$627,560

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three month periods ended March 31, 2024 and 2023.
Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2024	2023
Service cost—benefits earned during the period	$6,221	$5,392
Interest cost on projected benefit obligation	8,267	7,834
Expected return on assets	(10,646)	(9,656)
Amortization:
Prior service cost	269	269
Actuarial (gain) loss	6	(52)
Net periodic benefit cost	$4,117	$3,787

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2024	2023
Basic weighted average shares outstanding	93,865,606	96,388,211
Weighted average dilutive options outstanding	1,248,909	1,522,889
Diluted weighted average shares outstanding	95,114,515	97,911,100

Antidilutive shares	186,359	209,870

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out of the money employee and Director stock options.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				March 31, 2024				December 31, 2023
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(3,538)	$546,462	$539,198	$546,283
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(3,214)	396,786	334,816	396,670
Senior notes(1)	05/19/2022	06/15/2032	4.800%	250,000	(4,028)	245,972	242,950	245,873
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,569)	123,431	123,538	123,427
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,673)	317,327	270,010	317,306
Total long-term debt				1,650,000	(20,022)	1,629,978	1,510,512	1,629,559

Term loan(2)	05/11/2023	11/11/2024	6.680%	170,000	(324)	169,676	169,676	169,549
FHLB borrowings				242,000	—	242,000	242,000	—
Commercial paper				324,000	(2,132)	321,868	321,868	316,564
Total short-term debt				736,000	(2,456)	733,544	733,544	486,113

Total debt				$2,386,000	$(22,478)	$2,363,522	$2,244,056	$2,115,672
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

Credit facility: On March 29, 2024, Globe Life amended the credit agreement dated September 30, 2021, which provides for a $1 billion revolving credit facility that may be increased to $1.25 billion. The amended credit facility matures March 29, 2029 and may be extended up to two one-year periods upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date.

The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $1 billion, less any letters of credit issued. Interest is charged at variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of March 31, 2024, the Company was in full compliance with these covenants.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2024	December 31, 2023	March 31, 2023
Balance of commercial paper at end of period (par value)	$324,000	$319,000	$305,000
Annualized interest rate	5.63%	5.71%	5.28%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	561,000	316,000	330,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Average balance of commercial paper outstanding during period (par value)	$346,088	$293,892
Daily-weighted average interest rate (annualized)	5.68%	4.95%
Maximum daily amount outstanding during period (par value)	$384,000	$477,700
Commercial paper issued during period (par value)	404,000	545,000
Commercial paper matured during period (par value)	(399,000)	(525,000)
Net commercial paper issued (matured) during period (par value)	5,000	20,000

Federal Home Loan Bank (FHLB): FHLB membership provides our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

Globe Life owned $34.3 million in FHLB common stock as of March 31, 2024 and $22.3 million as of December 31, 2023. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life. As of March 31, 2024, Globe Life's insurance subsidiaries maximum borrowing capacity under the FHLB facility was approximately $589 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.4 billion. As of March 31, 2024, $303 million in funding agreements were outstanding with the FHLB, compared to $138 million as of December 31, 2023. This amount is included in "Other policyholders' funds" in the Condensed Consolidated Balance Sheets. In addition, the Company had $242 million in short-term borrowings from the FHLB as of March 31, 2024, compared to $0 as of December 31, 2023, this amount is recorded in "Short-term debt".

Note 12—Business Segments

Globe Life is organized into four segments: life insurance, supplemental health insurance, annuities, and investments. In addition, other expenses not included in these segments are reported in "Corporate & Other."

Globe Life's reportable insurance segments are based on the insurance product lines it markets and administers: life insurance, supplemental health insurance, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
the similarity in regulatory environment and management techniques. There is also an investment segment that manages the investment portfolio and cash flow for the insurance segments and the corporate function, which excludes the interest on deferred acquisition costs. The Company's chief operating decision makers evaluate the overall performance of the operations of the Company in accordance with these segments.

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

The following tables present segment premium revenue by each of Globe Life's distribution channels.

	Premium Income by Distribution Channel

	Three Months Ended March 31, 2024
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$414,044	52	$30,497	9	$—	—	$444,541	39
Direct to Consumer	248,040	31	17,866	5	—	—	265,906	23
Liberty National	90,777	11	47,630	14	—	—	138,407	12
United American	1,843	—	141,635	42	—	—	143,478	13
Family Heritage	1,616	—	103,391	30	—	—	105,007	9
Other	47,945	6	—	—	—	—	47,945	4
	$804,265	100	$341,019	100	$—	—	$1,145,284	100

	Three Months Ended March 31, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$387,512	50	$29,594	9	$—	—	$417,106	38
Direct to Consumer	247,667	32	17,248	5	—	—	264,915	24
Liberty National	85,203	11	46,972	15	—	—	132,175	12
United American	1,882	—	132,607	41	—	—	134,489	12
Family Heritage	1,480	—	96,072	30	—	—	97,552	9
Other	48,853	7	—	—	—	—	48,853	5
	$772,597	100	$322,493	100	$—	—	$1,095,090	100

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

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The measure of profitability for the Investment segment is excess investment income, representing the income earned on the investment portfolio in excess of policy requirements. Other than the required interest on the insurance segments, no other intersegment revenues or expenses are recognized. Expenses directly attributable to corporate operations are included in the “Corporate & Other” category. Stock-based compensation expense is considered a corporate expense by Globe Life management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense and interest on debt, are also included in the “Corporate & Other” segment category.

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

        GL Q1 2024 FORM 10-Q

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

	Three Months Ended March 31, 2024
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$804,265	$341,019	$—	$—	$—	$—		$1,145,284
Net investment income	—	—	—	282,578	—	—		282,578
Other income	—	—	—	—	76	—		76
Total revenue	804,265	341,019	—	282,578	76	—		1,427,938
Expenses:
Policy benefits	519,871	202,327	6,127	3,468	—	—		731,793
Required interest on reserves	(199,707)	(27,173)	(8,445)	235,325	—	—		—
Amortization of acquisition costs	85,768	13,311	399	—	—	—		99,478
Commissions, premium taxes, and non-deferred acquisition costs	89,322	58,784	4	—	—	—		148,110
Insurance administrative expense(1)	—	—	—	—	80,411	—		80,411
Parent expense	—	—	—	—	2,826	710	(2)	3,536
Stock-based compensation expense	—	—	—	—	9,267	—		9,267
Interest expense	—	—	—	—	28,621	—		28,621
Total expenses	495,254	247,249	(1,915)	238,793	121,125	710		1,101,216
Subtotal	309,011	93,770	1,915	43,785	(121,049)	(710)		326,722
Non-operating items	—	—	—	—	—	710	(2)	710
Measure of segment profitability (pretax)	$309,011	$93,770	$1,915	$43,785	$(121,049)	$—		327,432

Realized gains (losses)								(11,799)
Non-operating expenses								(710)
Income before income taxes per Condensed Consolidated Statements of Operations								$314,923
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments	Consolidated
Revenue:
Premium	$772,597	$322,493	$—	$—	$—	$—	$1,095,090
Net investment income	—	—	—	257,105	—	—	257,105
Other income	—	—	—	—	50	—	50
Total revenue	772,597	322,493	—	257,105	50	—	1,352,245
Expenses:
Policy obligations	507,977	190,962	7,541	1,447	—	—	707,927
Required interest on reserves	(189,821)	(26,323)	(10,259)	226,403	—	—	—
Amortization of acquisition costs	79,589	12,308	425	—	—	—	92,322
Commissions, premium taxes, and non-deferred acquisition costs	83,578	54,214	5	—	—	—	137,797
Insurance administrative expense(1)	—	—	—	—	73,907	—	73,907
Parent expense	—	—	—	—	2,585		2,585
Stock-based compensation expense	—	—	—	—	7,679	—	7,679
Interest expense	—	—	—	—	24,867	—	24,867
Total expenses	481,323	231,161	(2,288)	227,850	109,038	—	1,047,084
Subtotal	291,274	91,332	2,288	29,255	(108,988)	—	305,161
Non-operating items	—	—	—	—	—	—	—
Measure of segment profitability (pretax)	$291,274	$91,332	$2,288	$29,255	$(108,988)	$—	305,161

Realized gains (losses)							(30,927)
Income before income taxes per Condensed Consolidated Statements of Operations							$274,234
(1)Administrative expense is not allocated to insurance segments.

        GL Q1 2024 FORM 10-Q

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
1.Economic and other conditions, including the continued impact of inflation, geopolitical events, and the recent pandemic on the U.S. economy, leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and utilization of health care services that differ from Globe Life's assumptions;
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
13.The impact of reputational damage on the Company's ability to attract and retain agents;
14.The severity, magnitude, and impact of natural or man-made catastrophic events, including but not limited to pandemics, tornadoes, hurricanes, earthquakes, war and terrorism, on our operations and personnel, commercial activity, level of claims, and demand for our products; and
15.Globe Life's ability to access the commercial paper and debt markets, particularly if such markets become unpredictable or unstable for a certain period.
Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission.

        GL Q1 2024 FORM 10-Q

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

Net investment income (Required interest on policy liabilities) Excess investment income

        GL Q1 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights.
•Net income as a return on equity (ROE) for the three months ended March 31, 2024 was 21.3% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 14.3%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 4% for the period from $773 million in 2023 to $804 million in 2024.
•Net investment income increased 10% over the same period in the prior year.
•Total net sales increased 7% over the same period in the prior year from $190 million in 2023 to $204 million in 2024. The average producing agent count across all of the exclusive agencies increased 13% over the prior year.
•Book value per share increased 33% over the same period in the prior year from $39.74 to $53.03. Book value per share, excluding accumulated other comprehensive income(1), increased 12% over the prior year from $70.34 in 2023 to $79.00 in 2024.
The following graphs represent net income and net operating income for the three month periods ended March 31, 2024 and 2023.

Net Income
(Dollar amounts in thousands)
$300,000
$200,000
$100,000
$0
$223,610
$254,217
2023
2024

Net Operating Income
(Dollar amounts in thousands)
$300,000
$200,000
$100,000
$0
$248,042
$264,099
2023
2024

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
Net operating income as an ROE, excluding accumulated other comprehensive income (AOCI), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(2.47) billion and $(2.96) billion for the three months ended March 31, 2024 and 2023, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(25.97) and $(30.60) for the three months ended March 31, 2024 and 2023, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q1 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income increased 14% to $254 million during the three months ended March 31, 2024, compared with $224 million in the same period in 2023. On a diluted per common share basis, net income per common share for the three months ended March 31, 2024 increased 17% from $2.28 to $2.67.

Net operating income increased 6% to $264 million for the three months ended March 31, 2024, compared with $248 million for the same period in 2023, primarily due to a 50% increase in excess investment income as well as a 6% increase in life underwriting margin. On a diluted per common share basis, net operating income per common share for the three months ended March 31, 2024 increased from $2.53 to $2.78, a 10% increase. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

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

The Company continues to see positive signs in its core operations, including sales and premium growth, and a strong ROE, excluding accumulated other comprehensive income.

        GL Q1 2024 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023	Change	%
Life insurance underwriting margin	$309,011	$291,274	$17,737	6
Health insurance underwriting margin	93,770	91,332	2,438	3
Annuity underwriting margin	1,915	2,288	(373)	(16)
Excess investment income	43,785	29,255	14,530	50
Other insurance:
Other income	76	50	26	52
Administrative expense	(80,411)	(73,907)	(6,504)	9
Corporate and other	(40,714)	(35,131)	(5,583)	16
Pre-tax total	327,432	305,161	22,271	7
Applicable taxes	(63,333)	(57,119)	(6,214)	11
Net operating income	264,099	248,042	16,057	6
Reconciling items, net of tax:
Realized gains (losses)	(9,321)	(24,432)	15,111
Non-operating expenses	(561)	—	(561)
Net income	$254,217	$223,610	$30,607	14

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $18 million compared with the prior period, primarily a result of increased premiums and favorable policy obligations as a percent of premium. Excess investment income increased $15 million compared with the prior period, resulting from growth in our invested assets and increased yields due to higher interest rates. The health segment contributed to the growth in income as well, contributing $94 million of underwriting margin in the first three months of 2024 compared with $91 million in the first three months of 2023.

        GL Q1 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2024, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division (American Income). The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the three months ended March 31, 2024.

Total premium income rose 5% for the three months ended March 31, 2024 to $1.15 billion. Total net sales increased 7% to $204 million, when compared with 2023. Total first-year collected premium (defined in the following section) increased 10% to $161 million for 2024 compared to $146 million in 2023.

Life insurance premium income increased 4% to $804 million over the prior-year total of $773 million. Life net sales rose 7% to $149 million for the first three months of 2024. First-year collected life premium increased 8% to $111 million. Life underwriting margin, as a percent of premium, was flat at 38% for 2024 and 2023. Underwriting margin increased to $309 million in 2024, compared to $291 million for the same period in 2023.

Health insurance premium income increased 6% to $341 million over the prior-year total of $322 million. Health net sales rose 9% to $54 million for the first three months of 2024. First-year collected health premium rose 17% to $51 million. Health underwriting margin, as a percent of premium, was 27% in 2024, compared to 28% for the same period in 2023. Health underwriting margin increased 3% to $94 million for the first three months of 2024, compared to the same period in 2023.

Excess investment income, the measure of profitability of our investment segment, increased 50% during the first three months of 2024 to $43.8 million from $29.3 million in the same period in 2023. Excess investment income per common share, reflecting the impact of our share repurchase program and increased net investment income, increased 53% to $0.46 from $0.30 when compared with the same period in 2023.

Insurance administrative expenses increased 9% in 2024 when compared with the prior-year period. These expenses were 7.0% as a percent of premium during 2024 compared to 6.7% in 2023.

For the three months ended March 31, 2024, the Company repurchased 128 thousand Globe Life Inc. shares at a total cost of $15.6 million for an average share price of $122.13.

        GL Q1 2024 FORM 10-Q

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

        GL Q1 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2024, life premium represented 70% of total premium and life underwriting margin represented 76% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$804,265	100	$772,597	100	$31,668	4

Policy obligations	519,871	65	507,977	66	11,894	2
Required interest on reserves	(199,707)	(25)	(189,821)	(25)	(9,886)	5
Net policy obligations	320,164	40	318,156	41	2,008	1
Commissions, premium taxes, and non-deferred acquisition expenses	89,322	11	83,578	11	5,744	7
Amortization of acquisition costs	85,768	11	79,589	10	6,179	8
Total expense	495,254	62	481,323	62	13,931	3
Insurance underwriting margin	$309,011	38	$291,274	38	$17,737	6

Net policy obligations amounted to 40% of premium for the three months ended March 31, 2024 compared to 41% in the year ago period.

The table below summarizes life underwriting margin by distribution channel.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024		2023		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
American Income	$187,068	45	$175,567	45	$11,501	7
Direct to Consumer	58,585	24	56,161	23	2,424	4
Liberty National	30,713	34	27,690	32	3,023	11
Other	32,645	64	31,856	61	789	2
Total	$309,011	38	$291,274	38	$17,737	6

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$414,044	52	$387,512	50	$26,532	7
Direct to Consumer	248,040	31	247,667	32	373	—
Liberty National	90,777	11	85,203	11	5,574	7
Other	51,404	6	52,215	7	(811)	(2)
Total	$804,265	100	$772,597	100	$31,668	4

Annualized life premium in force was $3.23 billion at March 31, 2024, an increase of 4% over $3.11 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$97,195	65	$83,329	59	$13,866	17
Direct to Consumer	28,563	19	32,467	23	(3,904)	(12)
Liberty National	21,605	15	21,979	16	(374)	(2)
Other	2,134	1	2,594	2	(460)	(18)
Total	$149,497	100	$140,369	100	$9,128	7

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$72,954	66	$63,758	62	$9,196	14
Direct to Consumer	17,927	16	20,795	20	(2,868)	(14)
Liberty National	17,807	16	15,795	16	2,012	13
Other	1,992	2	2,263	2	(271)	(12)
Total	$110,680	100	$102,611	100	$8,069	8

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and other affinity groups and continues to diversify its lead sources, utilizing third-party internet vendor leads and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor of life premium of any distribution channel at 52% of the Company's March 31, 2024 total life premium. For the three months ended March 31, 2024, the average monthly life premium issued per policy was $58 as compared to $53 for the same period in the prior year. Net sales were $97 million for the three months ended March 31, 2024, up from $83 million in the year-ago period. The underwriting margin, as a percent of premium, was 45% for the three months ended March 31, 2024 and 2023.

Below is the average producing agent count for the three months ended for the American Income Life Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count increased 15% over the year-ago period, and over 65% of the division's net sales are driven by agents that have been producing for the division for 6 months or more. The increase in average producing agent count was driven by an increase in new agent recruiting. Sales growth in this division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

	At March 31,		Change
	2024	2023	Amount	%
American Income	11,139	9,714	1,425	15

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

The Direct to Consumer Division (DTC) offers adult and juvenile life insurance through a variety of marketing approaches, including direct mailings, insert media, and electronic media. In recent years, production from electronic media, which is comprised of sales through both the internet and inbound phone calls to our call center, continue to be the customer preference when compared to direct mail. The proportion of sales from the internet and inbound phone calls continue to outpace the activity from the direct mailings, but all three channels continue to work in an omnichannel approach. The different media channels support and complement one another in the division's efforts to reach the consumer. Additionally, this channel provides critical support to our agency business through brand impressions and the generation of sales leads. The DTC's long-term growth has been fueled by constant innovation and name recognition. We continually introduce new initiatives in this division in an attempt to increase response rates and create a seamless customer experience.

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

DTC net sales declined 12% to $29 million for the three months ended March 31, 2024 compared with $32 million for the same period in the prior year. This decline is due primarily to reductions in direct mail and mailing insert marketing activity resulting from the impact of inflation on postage, paper and online advertising costs. While total sales have declined, the focus has been on improving profitability and improving the underwriting margin. DTC’s underwriting margin, as a percent of premium, was 24% for the three months ended March 31, 2024 compared with 23% for the same period in 2023.

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 34% for the three months ended March 31, 2024, up from 32% during the same period a year ago. The increase is primarily attributable to increased premiums and lower policy obligations as a percent of premium, during the current quarter of 2024 as compared to same period in 2023. For the three months ended March 31, 2024, the average monthly life premium per policy issued was $44 compared with $43 for the same period in the prior year.

Net sales fell 2% in the three months ended March 31, 2024 over the same period in 2023. In the first quarter, a new underwriting and new-business platform was implemented, which resulted in a temporary slowdown in the time to issue policies.

Below is the average producing agent count for the three months ended for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At March 31,		Change
	2024	2023	Amount	%
Liberty National	3,419	3,011	408	14

The Liberty National Division average producing agent count increased significantly compared with the prior-year comparable period. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Continued expansion of this agency's presence into more heavily populated, less-penetrated areas will help create long-term agency growth. In addition to the aforementioned geographic expansion, we have also started a campaign of market expansion to increase our agency presence in cities where we currently have offices, but not enough to properly serve the community, region, area and city. These tend to be larger geographic cities which will help create long-term sustainable agency growth. Additionally, the agency continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the division continues to gain momentum in its sales and recruiting initiatives, as well as advances in its technology and CRM platform, the agency anticipates continued growth in recruiting activity and average producing agent count and projects sales growth for the full year.

The Other Agencies distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The other distribution channels contributed $51 million of life premium income, or 6% of Globe Life's total life premium income in the three months ended March 31, 2024, and contributed 1% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance including Retiree Health Insurance business, accident coverage, and other limited-benefit supplemental health products including accident, cancer, critical illness, heart, and intensive care products.

Health premium accounted for 30% of our total premium in 2024, while the health underwriting margin accounted for 23% of total underwriting margin. Health underwriting margin increased 3% to $94 million compared to $91 million in the prior year. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$341,019	100	$322,493	100	$18,526	6

Policy obligations	202,327	60	190,962	59	11,365	6
Required interest on reserves	(27,173)	(8)	(26,323)	(8)	(850)	3
Net policy obligations	175,154	52	164,639	51	10,515	6
Commissions, premium taxes, and non-deferred acquisition expenses	58,784	17	54,214	17	4,570	8
Amortization of acquisition costs	13,311	4	12,308	4	1,003	8
Total expense	247,249	73	231,161	72	16,088	7
Insurance underwriting margin	$93,770	27	$91,332	28	$2,438	3

The table below summarizes health underwriting margin by distribution channel.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024		2023		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
United American	$11,906	8	$12,938	10	$(1,032)	(8)
Family Heritage	35,838	35	31,749	33	4,089	13
Liberty National	26,672	56	26,870	57	(198)	(1)
American Income	19,192	63	18,386	62	806	4
Direct to Consumer	162	1	1,389	8	(1,227)	(88)
Total	$93,770	27	$91,332	28	$2,438	3

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$141,635	42	$132,607	41	$9,028	7
Family Heritage	103,391	30	96,072	30	7,319	8
Liberty National	47,630	14	46,972	15	658	1
American Income	30,497	9	29,594	9	903	3
Direct to Consumer	17,866	5	17,248	5	618	4
Total	$341,019	100	$322,493	100	$18,526	6

Premium related to limited-benefit supplemental health products comprise $192 million, or 56%, of the total health premiums for the three months ended March 31, 2024, compared with $180 million, or 56%, in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $149 million, or 44%, for the three months ended March 31, 2024, compared with $142 million, or 44%, in the same period in the prior year.

Annualized health premium in force was $1.40 billion at March 31, 2024, an increase of 5% over $1.33 billion a year earlier.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$16,423	30	$15,380	31	$1,043	7
Family Heritage	24,966	46	22,543	45	2,423	11
Liberty National	7,613	14	7,096	14	517	7
American Income	4,594	8	4,504	9	90	2
Direct to Consumer	804	2	550	1	254	46
Total	$54,400	100	$50,073	100	$4,327	9

Health net sales related to limited-benefit supplemental health products comprise $40 million, or 73%, of the total health net sales for the three months ended March 31, 2024, compared with $38 million, or 77%, in the same period in the prior year. Medicare Supplement sales make up the remaining $14 million, or 27%, for 2024 compared with $12 million, or 23%, in the same period in the prior year.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$19,181	38	$15,096	35	$4,085	27
Family Heritage	18,983	37	17,200	40	1,783	10
Liberty National	6,895	14	6,111	14	784	13
American Income	4,590	9	4,117	9	473	11
Direct to Consumer	884	2	814	2	70	9
Total	$50,533	100	$43,338	100	$7,195	17

First-year collected premium related to limited-benefit supplemental health products is $37 million, or 73%, of total first-year collected premium for the three months ended March 31, 2024 compared with $30 million, or 70%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies makes up the remaining $14 million, or 27%, for the three months ended March 31, 2024 compared with $13 million, or 30%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with sales up 7% from the same period in the prior-year period.
This division includes three different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Benefits, which offers group worksite supplemental health insurance through brokers.

The majority of the premium revenue comes from Medicare Supplement. Underwriting margin as a percent of premium for the division for the three months ended March 31, 2024 was 8% compared with 10% in the same period in 2023.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 35% for the three months ended March 31, 2024 compared with 33% in 2023.
The division experienced a 11% rise in health net sales as compared with the three-month period a year ago, primarily due to improved agent productivity and training. The division will continue to implement incentive and retention programs to further these increases in the number of producing agents.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count was approximately flat compared with the same period a year ago; however, the division has recently increased efforts to grow agent count and middle management. While growth in net sales and earned premium is impacted by agent productivity, growth in the number of average producing agents is what will ultimately be the primary driver of future growth in sales, similar to our other exclusive agencies.

	At March 31,		Change
	2024	2023	Amount	%
Family Heritage	1,295	1,298	(3)	—

The Liberty National Division represented 14% of all Globe Life health premium income for the three months ended March 31, 2024. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer and critical illness insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $48 million for the three months ended March 31, 2024 up from $47 million for the same period in 2023. Liberty National's first-year collected premium rose 13% to $7 million in the three months ended March 31, 2024 compared with $6 million for the same period in 2023. Health net sales for the three months ended March 31, 2024 rose 7% from the comparable period in 2023, a result of the continued impact of the division's return to face-to-face customer interaction, and the option of virtual sales. For the three months ended March 31, 2024 and 2023, underwriting margin as a percent of premium was 56% and 57%, respectively.

The Company's other distribution channels, while primarily focused on selling life insurance, also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 14% of health premium for the three months ended March 31, 2024 and 2023.

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

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Net investment income	$282,578	$257,105	$25,473	10
Interest on policy liabilities(1)	(238,793)	(227,850)	(10,943)	5
Excess investment income	$43,785	$29,255	$14,530	50

Excess investment income per diluted share	$0.46	$0.30	$0.16	53

Mean invested assets (at amortized cost)	$21,156,813	$20,147,812	$1,009,001	5
Average insurance policy liabilities	17,275,395	16,487,932	787,463	5
(1)Interest on policy liabilities is a component of total policyholder benefits, a GAAP measure.

Excess investment income increased $14.5 million, or 50%, compared with the year-ago period. Excess investment income per diluted common share was $0.46 for the three months ended March 31, 2024, an increase of 53% over the prior-year period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the three months ended March 31, 2024 was $283 million or 10% greater than the year-ago period. Mean invested assets increased 5% during the first three months of 2024 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.24% in the first three months of 2024, compared with 5.18% a year earlier. Investment income grew in the current period primarily due to the growth in invested assets and higher interest rates compared to the prior year. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on these investments for the three months ended March 31, 2024 was 9.50%. The earned yield on the Company's commercial mortgage loans for the three months ended March 31, 2024 was 8.70%. See additional information in Note 4—Investments.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available for sale debt securities included in accumulated other comprehensive income (loss) as of March 31, 2024, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

The vast majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current GAAP accounting guidance for long-duration insurance products which mandate that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the original discount rate to be used to calculate the benefit reserve liability for all insurance policies issued that year. The liability reported on the balance sheet is updated in subsequent periods using current discount rates as of the end of the relevant reporting period with a corresponding adjustment to Other Comprehensive Income.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

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

In comparison to the year-ago period, required interest on insurance policy liabilities increased $11 million, or 5%, to $239 million, compared with the 5% growth in average interest-bearing insurance policy liabilities.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,
	2024		2023
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$111	$—	$(283)	$—
Matured or other redemptions(1)	—	—	1	—
Provision for credit losses	70	—	(25,884)	(0.26)
Fair value option—change in fair value	(12,168)	(0.13)	1,468	0.01
Mortgages	(691)	—	(1,012)	(0.01)
Other investments	248	—	(170)	—
Total realized gains (losses)—investments	(12,430)	(0.13)	(25,880)	(0.26)
Other gains (losses)(2)	3,109	0.03	1,448	0.01
Total realized gains (losses)	$(9,321)	$(0.10)	$(24,432)	$(0.25)
(1)During the three months ended March 31, 2024 and 2023, the Company recorded $66.9 million and $0, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in no realized gains (losses), net of tax in either period.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.

        GL Q1 2024 FORM 10-Q

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
Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cost of acquisitions:
Investment-grade corporate securities	$678,795	$208,117
Investment-grade municipal securities	3,320	102,387
Other investment-grade securities	312	—
Total fixed maturity acquisitions(1)	$682,427	$310,504

Effective annual yield (one year compounded)(2)	5.86%	5.84%
Average life (in years, to next call)	30.4	19.7
Average life (in years, to maturity)	32.3	24.9
Average rating	A-	A
(1)Fixed maturity acquisitions included unsettled trades of $0 in 2024 and $25 million in 2023.
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

Acquisitions in 2023 and 2024 consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first three months of 2024, we invested primarily in the municipal, financial, and industrial sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.24%, up approximately 6 basis points from the yield in the first three months of 2023. The increase in taxable equivalent effective yield was primarily due to new purchase yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2024, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted, capital-adjusted return.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	March 31, 2024	December 31, 2023	March 31, 2023
Average annual effective yield(1)	5.25%	5.23%	5.20%
Average life, in years, to:
Next call(2)	14.9	14.6	14.6
Maturity(2)	18.9	18.6	18.4
Effective duration to:
Next call(2,3)	8.9	9.0	8.9
Maturity(2,3)	10.7	10.7	10.5
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

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2024 and December 31, 2023.

Fixed Maturities by Sector
March 31, 2024
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$106,920	$—	$(12,907)	$94,013	$2,586,145	$48,195	$(179,156)	$2,455,184	13	14
Banks	36,896	—	(4,836)	32,060	1,323,380	19,804	(74,616)	1,268,568	7	7
Other financial	74,966	—	(25,497)	49,469	1,304,448	21,585	(162,952)	1,163,081	7	6
Total financial	218,782	—	(43,240)	175,542	5,213,973	89,584	(416,724)	4,886,833	27	27
Industrial
Energy	44,634	—	(6,191)	38,443	1,458,409	46,924	(67,261)	1,438,072	7	8
Basic materials	—	—	—	—	1,176,895	28,539	(76,196)	1,129,238	6	6
Consumer, non-cyclical	—	—	—	—	2,160,594	22,909	(200,442)	1,983,061	11	11
Other industrials	5,181	23	—	5,204	1,141,232	24,434	(93,193)	1,072,473	6	6
Communications	—	—	—	—	910,801	15,857	(88,842)	837,816	4	4
Transportation	8,403	—	(390)	8,013	549,406	14,833	(30,911)	533,328	3	3
Consumer. cyclical	136,327	180	(22,838)	113,669	538,264	5,077	(59,180)	484,161	3	3
Technology	50,280	841	—	51,121	354,938	2,909	(51,902)	305,945	2	2
Total industrial	244,825	1,044	(29,419)	216,450	8,290,539	161,482	(667,927)	7,784,094	42	43
Utilities	30,106	—	(1,490)	28,616	2,127,792	51,901	(105,623)	2,074,070	11	11
Total corporates	493,713	1,044	(74,149)	420,608	15,632,304	302,967	(1,190,274)	14,744,997	80	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	890,336	6,135	(150,384)	746,087	5	4
Revenues	—	—	—	—	2,410,940	32,116	(304,221)	2,138,835	12	12
Total states, municipalities, and political divisions	—	—	—	—	3,301,276	38,251	(454,605)	2,884,922	17	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	441,417	1	(49,266)	392,152	2	2
Collateralized debt obligations	36,730	3,001	—	39,731	36,730	3,001	—	39,731	—	—
Other asset-backed securities	11,579	—	(501)	11,078	86,030	2	(3,481)	82,551	1	1
Total fixed maturities	$542,022	$4,045	$(74,650)	$471,417	$19,497,757	$344,222	$(1,697,626)	$18,144,353	100	100

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Sector
December 31, 2023
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$107,010	$—	$(12,472)	$94,538	$2,413,685	$61,715	$(163,455)	$2,311,945	13	13
Banks	36,906	—	(4,401)	32,505	1,327,272	25,019	(71,714)	1,280,577	7	7
Other financial	74,965	—	(25,255)	49,710	1,287,194	25,634	(153,171)	1,159,657	7	7
Total financial	218,881	—	(42,128)	176,753	5,028,151	112,368	(388,340)	4,752,179	27	27
Industrial
Energy	44,652	—	(7,481)	37,171	1,446,480	58,637	(62,324)	1,442,793	8	8
Basic materials	—	—	—	—	1,166,385	39,248	(64,501)	1,141,132	6	6
Consumer, non-cyclical	—	—	—	—	2,096,651	32,071	(160,828)	1,967,894	11	11
Other industrials	5,185	110	—	5,295	1,101,059	32,541	(78,817)	1,054,783	6	6
Communications	—	—	—	—	868,131	21,006	(73,323)	815,814	4	5
Transportation	8,403	—	(415)	7,988	534,468	21,113	(24,649)	530,932	3	3
Consumer. cyclical	136,343	—	(25,059)	111,284	515,169	4,941	(57,735)	462,375	3	3
Technology	32,543	625	—	33,168	280,668	3,521	(44,670)	239,519	1	1
Total industrial	227,126	735	(32,955)	194,906	8,009,011	213,078	(566,847)	7,655,242	42	43
Utilities	34,698	722	(1,523)	33,897	2,017,967	73,925	(94,130)	1,997,762	11	11
Total corporates	480,705	1,457	(76,606)	405,556	15,055,129	399,371	(1,049,317)	14,405,183	80	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	887,013	8,526	(135,003)	760,536	4	4
Revenues	—	—	—	—	2,409,292	38,820	(268,326)	2,179,786	13	12
Total states, municipalities, and political divisions	—	—	—	—	3,296,305	47,346	(403,329)	2,940,322	17	16
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	442,903	8	(42,654)	400,257	2	2
Collateralized debt obligations	37,110	5,036	—	42,146	37,110	5,036	—	42,146	—	—
Other asset-backed securities	11,696	—	(409)	11,287	86,352	3	(4,057)	82,298	1	1
Total fixed maturities	$529,511	$6,493	$(77,015)	$458,989	$18,917,799	$451,764	$(1,499,357)	$17,870,206	100	100

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio as of March 31, 2024, representing 80% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At March 31, 2024, the total fixed maturity portfolio consisted of 991 issuers.

Fixed maturities had a fair value of $18.1 billion at March 31, 2024, compared with $17.9 billion at December 31, 2023. The net unrealized loss position in the fixed-maturity portfolio increased from $1.0 billion at December 31, 2023 to $1.4 billion at March 31, 2024 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at March 31, 2024 and December 31, 2023, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by composite quality rating at March 31, 2024 and December 31, 2023, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s available ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse, or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings at amortized cost, net of allowance for credit losses, of $420 million ($379 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At March 31, 2024
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$965,429	5	$875,076	5
AA	3,248,431	17	2,790,548	15
A	5,543,934	28	5,298,428	29
BBB+	3,585,771	18	3,422,218	19
BBB	4,448,720	23	4,172,227	23
BBB-	1,163,450	6	1,114,439	6
Total investment grade	18,955,735	97	17,672,936	97	A-

Below investment grade:
BB	463,486	3	391,460	2
B	37,767	—	36,187	—
Below B	40,769	—	43,770	1
Total below investment grade	542,022	3	471,417	3	BB
	$19,497,757	100	$18,144,353	100

Weighted average composite quality rating					A-

        GL Q1 2024 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as of year-end 2023. Fixed maturities rated BBB are 47% of the total portfolio at March 31, 2024, down from 48% at December 31, 2023. While this ratio is high relative to our peers, it is at its lowest level in over 10 years and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of March 31, 2024. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$529,511	$542,497
Downgrades by rating agencies	—	98,658
Upgrades by rating agencies	(4,592)	—
Acquisitions (Dispositions)	17,462	(13,675)
Provision for credit losses	88	(32,767)
Amortization and other	(447)	886
Balance at end of period	$542,022	$595,599

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

losses, were 7% of our shareholders’ equity excluding accumulated other comprehensive income as of March 31, 2024. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that are anticipated to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2024		2023		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$31,174	2.7	$29,870	2.7	$1,304	4
Other employee costs	10,013	0.9	9,413	0.9	600	6
Information technology costs	18,307	1.6	14,249	1.3	4,058	28
Legal costs	5,273	0.4	3,740	0.3	1,533	41
Other administrative costs	15,644	1.4	16,635	1.5	(991)	(6)
Total insurance administrative expenses	80,411	7.0	73,907	6.7	6,504	9

Parent company expense	2,826		2,585		241
Stock compensation expense	9,267		7,679		1,588
Non-operating expenses	710		—		710
Total operating expenses, per Condensed Consolidated Statements of Operations	$93,214		$84,171		$9,043	11

Total operating expenses for March 31, 2024 increased in comparison with the prior year primarily due to increases in insurance administrative expenses as well as stock compensation expense. Insurance administrative expenses increased $6.5 million primarily due to higher information technology costs, legal costs and salaries. Insurance administrative expenses as a percent of premium were 7.0% for the three months ended March 31, 2024 compared to 6.7% for the same period in 2023.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors by management quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On April 25, 2024, the Board of Directors authorized the repurchase of up to $1.3 billion for the two-year period ended December 31, 2025. Management generally determines the amount of repurchases based on the amount of the excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Since implementing our share repurchase program in 1986, we have used $9.4 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

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

The following chart summarizes share repurchases for the three month periods ended March 31, 2024 and 2023.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024			2023
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company(1)	128	$15,602	$122.13	1,176	$135,321	$115.04
Option exercise proceeds	63	7,927	126.20	368	42,754	116.27
Total	191	$23,529	$123.47	1,544	$178,075	$115.33
(1)Excludes excise tax on the repurchase of treasury stock of $(60) thousand and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.
The amount of share repurchases during the quarter were lower than anticipated solely due to the evaluation of a potential acquisition wherein we paused share repurchases until a conclusion on the acquisition was reached. Globe Life Inc. ultimately decided not to pursue the acquisition. Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from multiple sources: positive cash flow from operations, a portfolio of marketable securities, a revolving credit facility, commercial paper, and advances from the Federal Home Loan Bank.

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

        GL Q1 2024 FORM 10-Q

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

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2024	2023	Projected 2024	2023
Liquidity Sources:
Dividends from Subsidiaries	$52,046	$129,725	$490,000—510,000	$459,535
Excess Cash Flows(1)	62,118	124,510	450,000—470,000	416,081
(1)Excess cash flows are reported gross of shareholder dividends. For the three months ended March 31, 2024 and 2023, shareholder dividends were $21 million and $20 million, respectively. For the twelve months ended December 31, 2024, we project approximately $88 million in shareholder dividends, compared to the $84 million paid in 2023.

Dividends from subsidiaries and excess cash flows are projected to be higher in 2024 than in 2023 primarily due to lower life obligations and the growth in our underwriting margins in 2023, both of which resulted in higher statutory earnings generated by the affiliates. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, debt markets, term loans, and a revolving credit facility.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The facility was amended on March 29, 2024, resulting in an increased capacity of $250 million. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. The updated five-year credit agreement will mature on March 29, 2029. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As of March 31, 2024, we had available $561 million of additional borrowing capacity under this facility, compared to $330 million a year earlier. As of March 31, 2024, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

        GL Q1 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2024	December 31, 2023	March 31, 2023
Balance of commercial paper at end of period (par value)	$324,000	$319,000	$305,000
Annualized interest rate	5.63%	5.71%	5.28%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	561,000	316,000	330,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Average balance of commercial paper outstanding during period (par value)	$346,088	$293,892
Daily-weighted average interest rate (annualized)	5.68%	4.95%
Maximum daily amount outstanding during period (par value)	$384,000	$477,700

The Company increased the commercial paper borrowings by $5 million since year-end. The Company was able to issue commercial paper as needed under this facility during the three months ended March 31, 2024 and 2023.

Globe Life expects to have readily available funds for 2024 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through liquid assets currently available, internally-generated cash flow and the credit facility. In the event that more liquidity is needed, the Parent Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility or term loan, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows from operations were $351 million in the first three months of 2024, compared with $477 million in the same period of 2023. The decrease is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $96 million during the first three months of 2024. As previously noted under the caption Short-Term Borrowings, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $142 million at March 31, 2024, compared with $185 million at December 31, 2023. In addition to these liquid assets, $18 billion (fair value at March 31, 2024) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.4 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity. It does not include short-term FHLB borrowings, which are obligations of the insurance subsidiaries and typically repaid over the course of the year.

        GL Q1 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Long-Term Borrowings. The outstanding long-term debt at book value was $1.6 billion at March 31, 2024 and $1.6 billion at December 31, 2023.

Selected Information about Debt Issues
As of March 31, 2024
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$546,462	$539,198
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	396,786	334,816
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	245,972	242,950
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,431	123,538
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,327	270,010
Total long-term debt					1,650,000	1,629,978	1,510,512

Term loan(2)	05/11/2023	11/11/2024	6.680%	quarterly	170,000	169,676	169,676
FHLB borrowings					242,000	242,000	242,000
Commercial paper					324,000	321,868	321,868
Total short-term debt					736,000	733,544	733,544

Total debt					$2,386,000	$2,363,522	$2,244,056
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

Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
Interest on funded debt	$16,926	$20,244	$(3,318)	(16)
Interest on term loans	2,999	—	2,999	—
Interest on short-term debt	8,683	4,623	4,060	88
Other	13	—	13	—
Financing costs	$28,621	$24,867	$3,754	15

During the first three months of 2024, financing costs increased 15% compared with the prior year. The increase in financing costs is primarily due to higher short-term interest rates. More information on our debt transactions is disclosed in the Financial Condition section of this report.

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

        GL Q1 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

Shareholders' Equity: Shareholders’ equity was $5.0 billion at March 31, 2024. This compares with $4.5 billion at December 31, 2023 and $3.8 billion at March 31, 2023. During the three months since December 31, 2023, shareholders’ equity increased as a result of net income of $254 million during the first three months of 2024, but was offset by share repurchases of $16 million and an additional $8 million in share repurchases to offset the dilution from stock option exercises. Additionally, the balance of AOCI increased $305 million primarily due to increased interest rates and discount rates over the period.

On March 18, 2024, the Parent Company announced that it had declared a quarterly dividend of $0.24 per share. This dividend was paid on May 1, 2024.

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

Future policy benefits are computed using current discount rates with the impact of changes in discount rates included in accumulated other comprehensive income. Additionally, the liability for future policy benefits is calculated using net premiums rather than gross premiums. Given that gross premiums are considerably higher than net premiums for our business, as seen in Note 6—Policy Liabilities, the measurement of the liability is higher than what it would be had it been computed using gross premiums. This is an important consideration when analyzing shareholders' equity.

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

        GL Q1 2024 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2024.

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

As of the end of the fiscal quarter completed March 31, 2024, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended March 31, 2024, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q1 2024 FORM 10-Q

Item 1A. Risk Factors

The following is an update to the material risks previously disclosed in the Company's December 31, 2023 Form 10-K. There are no other material changes to the Company's risk factors.

Our businesses are heavily regulated and changes in regulation or regulatory scrutiny may have a material adverse impact on our business, financial condition or results of operation.

Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they conduct business. The primary purpose of this supervision and regulation is the protection of policyholders, not investors. Regulatory agencies have broad administrative power over numerous aspects of our business, including premium rates for our life, Medicare Supplement and other supplement health products, as well as other terms and conditions included in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, agent licensing, independent agent practices, policy forms, capital adequacy, solvency, reserves and permitted investments.

Regulatory authorities also have the power to conduct investigations, and to bring administrative or judicial proceedings against us, which could result in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, disgorgement, criminal penalties or other disciplinary action that could have a material adverse impact on our business, financial condition or results of operation. Press coverage and other public statements that allege wrongdoing, even if untrue, can lead to increased regulatory inquiries or investigations including any that may arise in connection with the subpoenas we recently received from U.S. Attorney’s Office for the Western District of Pennsylvania seeking documents related to sales practices by certain of our independent sales agents contracted to sell American Income Life Insurance Company policies. Additionally, any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings that may result in monetary and legal remedies being imposed against the Company, which could have a material adverse effect on our business, financial condition or results of operations.

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

The use of third-party vendors, including independent sales agents, to support the Company's operations makes the Company susceptible to the operational risk of those third parties, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

The Company utilizes third-party vendors, including independent sales agents, to provide certain business services and functions, which exposes the Company to risks outside the control of the Company. The reliance on these third-party vendors creates a number of business risks, such as the risk that the Company may not maintain service quality, control or effective management of the outsourced business operations and that the Company cannot control the information systems, facilities or networks of such third-party vendors. We employ controls and procedures designed to facilitate service quality of our third party vendors; however, such controls and procedures cannot be 100% effective in all cases. The Company may be adversely affected by a third-party vendor who operates in a poorly controlled manner or fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

Extensive federal and state laws regulate our business, imposing certain requirements that independent sales agents must follow in dealing with clients. Misconduct of our independent sales agents could result in violations of law by, or claims against, us or our subsidiaries. From time to time, we are subject to private litigation as a result of alleged misconduct by independent agents. We employ controls and procedures designed to prevent and detect agent misconduct; however, such controls and procedures cannot be 100% effective in all cases. Instances of misconduct or non-compliance or violations of laws or regulations by our independent sales agents could result in adverse findings in either examinations or litigation and subject us to sanctions, monetary liabilities, restrictions on or loss of the operation of our business or reputational harm, any of which could have a material adverse effect on our business, financial condition or results of operations.

        GL Q1 2024 FORM 10-Q

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

We have become subject to, and may in the future be subject to, short selling strategies driving down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. Because it is in the short seller’s best interests for the price of the securities to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Companies, like us, that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including in connection with securityholder litigation against the Company or investigations by regulators related to or prompted by such allegations.

In April 2024, we were the target of several short sellers who published reports making allegations about the Company, which resulted in a significant decline in the price of our common stock. In addition, these reports resulted in significant negative publicity against us, damaged our reputation, and exposed us to securities class action litigation. We have already expended significant resources to defend and repair our reputation. We will continue to defend against any unfounded and unsubstantiated claims about our business, our disclosures and the integrity of our financial statements, which may require us to expend significant resources.

We may be subject to additional short seller reports and activity in the future. The publication of any such commentary regarding us may bring about a temporary, or long term, decline in the market price of our common stock. No assurances can be made that similar declines in the market price of our common stock or negative publicity will not occur in the future, in connection with such commentary by short sellers or otherwise.

Damage to the brand and reputation of Globe Life or its subsidiaries could affect our ability to conduct business.

Negative publicity through traditional media, internet, social media, and other public forums, including short seller reports and allegations of independent agent misconduct could damage our brand or reputation, which could adversely impact our ability to recruit and retain agents, our ability to market our products, and the persistency of in-force policies. A reduction in the number of agents selling our products, or the rate of growth of the number of agents selling our products may have an adverse impact on product sales and profit, and such impact may be material.

Recent volatility in the trading price of our common stock has and can be expected to result in securities class action litigation.

In April 2024, the trading price of our common stock dropped following the publication of certain short seller reports. As of the date of this Report, one putative securities class action has been filed against Globe Life Inc. and we expect that other putative class action claims may be filed as well. While we intend to defend such actions vigorously, any judgment against us or any future stockholder litigation could have a material adverse effect on our business, financial condition or results of operations.

        GL Q1 2024 FORM 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the First Quarter of 2024

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2024	150,000	$122.14	150,000	—
February 1-29, 2024	40,557	128.40	40,557	—
March 1-31, 2024	—	—	—	—

Item 5. Other Information

(c) Trading arrangements

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

        GL Q1 2024 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amended and Restated Credit Agreement dated as of March 29, 2024 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden
31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach
32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

        GL Q1 2024 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: May 8, 2024	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: May 8, 2024	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: May 8, 2024	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q1 2024 FORM 10-Q