Form 10-Q
period 2024-06-30
GLOBE LIFE INC.
filed 2024-08-07
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Stock, $1.00 Par Value	89,819,840
GL Q2 2024 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q2 2024 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2024—$19,229,273; 2023—$18,924,914, allowance for credit losses: 2024— $7,132; 2023— $7,115)	$17,613,008	$17,870,206
Mortgage loans	343,492	279,199
Policy loans	676,077	657,020
Other long-term investments (includes: 2024—$915,665; 2023—$795,583 under the fair value option)	974,515	835,878
Short-term investments	100,560	81,740
Total investments	19,707,652	19,724,043
Cash	87,914	103,156
Accrued investment income	274,674	270,396
Other receivables	648,065	630,223
Deferred acquisition costs	6,260,294	6,009,477
Goodwill	481,791	481,791
Other assets	838,416	832,413
Total assets	$28,298,806	$28,051,499
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2024—$17,269,793; 2023—$16,984,615)	$18,430,672	$19,460,353
Unearned and advance premium	270,077	254,567
Policy claims and other benefits payable	526,126	514,875
Other policyholders' funds	400,625	236,958
Total policy liabilities	19,627,500	20,466,753
Current and deferred income taxes	684,543	494,639
Short-term debt	654,606	486,113
Long-term debt (estimated fair value: 2024—$1,376,196; 2023—$1,491,229)	1,630,396	1,629,559
Other liabilities	474,007	487,632
Total liabilities	23,071,052	23,564,696
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2024 and 2023	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2024—102,218,183 issued; 2023—102,218,183 issued)	102,218	102,218
Additional paid-in-capital	534,028	532,474
Accumulated other comprehensive income (loss)	(2,189,620)	(2,772,419)
Retained earnings	7,943,415	7,478,813
Treasury stock, at cost: (2024—12,176,343 shares; 2023—8,426,854 shares)	(1,162,287)	(854,283)
Total shareholders' equity	5,227,754	4,486,803
Total liabilities and shareholders' equity	$28,298,806	$28,051,499
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Life premium	$815,482	$781,733	$1,619,747	$1,554,330
Health premium	351,643	329,187	692,662	651,680
Other premium	—	—	—	—
Total premium	1,167,125	1,110,920	2,312,409	2,206,010
Net investment income	285,636	261,244	568,214	518,349
Realized gains (losses)	(12,589)	(45,843)	(24,388)	(76,770)
Other income	74	85	150	135
Total revenue	1,440,246	1,326,406	2,856,385	2,647,724

Benefits and expenses:
Life policyholder benefits(1)	518,792	512,664	1,038,663	1,020,641
Health policyholder benefits(2)	205,423	195,924	407,750	386,886
Other policyholder benefits	11,479	8,922	21,074	17,910
Total policyholder benefits	735,694	717,510	1,467,487	1,425,437

Amortization of deferred acquisition costs	101,915	94,080	201,393	186,402
Commissions, premium taxes, and non-deferred acquisition costs	149,802	138,459	297,912	276,256
Other operating expense	99,108	86,033	192,322	170,204
Interest expense	31,404	25,818	60,025	50,685
Total benefits and expenses	1,117,923	1,061,900	2,219,139	2,108,984

Income before income taxes	322,323	264,506	637,246	538,740
Income tax benefit (expense)	(63,968)	(49,246)	(124,674)	(99,870)
Net income	$258,355	$215,260	$512,572	$438,870

Basic net income per common share	$2.83	$2.26	$5.53	$4.58

Diluted net income per common share	$2.83	$2.24	$5.51	$4.52

(1) Net of a remeasurement gain of $12.4 million for the three months ended June 30, 2024, and a remeasurement gain of $2.4 million for the same period in 2023. Net of a remeasurement gain of $17.3 million for the six months ended June 30, 2024, and a remeasurement gain of $5.1 million for the same period in 2023.
(2)    Net of remeasurement gain of $3.2 million for the three months ended June 30, 2024 and a remeasurement gain of $2.6 million for the same period in 2023. Net of a remeasurement gain of $6.5 million for the six months ended June 30, 2024, and a remeasurement gain of $532 thousand for the same period in 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$258,355	$215,260	$512,572	$438,870

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(263,012)	(333,329)	(568,028)	135,790
Other reclassification adjustments included in net income	7,400	49,425	4,988	82,015
Foreign exchange adjustment on fixed maturities recorded at fair value	(117)	(10,567)	1,500	(1,000)
Total unrealized investment gains (losses)	(255,729)	(294,471)	(561,540)	216,805
Less applicable tax (expense) benefit	53,701	61,836	117,923	(45,532)
Unrealized gains (losses) on investments, net of tax	(202,028)	(232,635)	(443,617)	171,273

Future Policy Benefits:
Change in discount rate on future policy benefits	606,384	306,211	1,310,980	(414,679)
Less applicable tax (expense) benefit	(127,342)	(64,305)	(275,306)	87,082
Future policy benefit adjustments, net of tax	479,042	241,906	1,035,674	(327,597)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	641	10,358	(11,956)	3,842
Less applicable tax (expense) benefit	(135)	(2,176)	2,511	(808)
Foreign exchange translation adjustments, other than securities, net of tax	506	8,182	(9,445)	3,034

Pension:
Pension adjustments	118	(323)	236	(371)
Less applicable tax (expense) benefit	(22)	66	(49)	77
Pension adjustments, net of tax	96	(257)	187	(294)

Other comprehensive income (loss)	277,616	17,196	582,799	(153,584)
Comprehensive income (loss)	$535,971	$232,456	$1,095,371	$285,286

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$—	$102,218	$532,474	$(2,772,419)	$7,478,813	$(854,283)	$4,486,803
Comprehensive income (loss)	—	—	—	305,183	254,217	—	559,400
Common dividends declared ($0.2400 per share)	—	—	—	—	(22,603)	—	(22,603)
Acquisition of treasury stock	—	—	—	—	—	(23,469)	(23,469)
Stock-based compensation	—	—	(5,612)	—	(438)	15,317	9,267
Exercise of stock options	—	—	—	—	(3,334)	33,097	29,763
Balance at March 31, 2024	—	102,218	526,862	(2,467,236)	7,706,655	(829,338)	5,039,161
Comprehensive income (loss)	—	—	—	277,616	258,355	—	535,971
Common dividends declared ($0.2400 per share)	—	—	—	—	(21,595)	—	(21,595)
Acquisition of treasury stock	—	—	—	—	—	(335,873)	(335,873)
Stock-based compensation	—	—	7,166	—	—	2,924	10,090
Exercise of stock options	—	—	—	—	—	—	—
Balance at June 30, 2024	$—	$102,218	$534,028	$(2,189,620)	$7,943,415	$(1,162,287)	$5,227,754

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2022	$—	$105,218	$529,661	$(2,790,313)	$6,894,535	$(789,524)	$3,949,577
Comprehensive income (loss)	—	—	—	(170,780)	223,610	—	52,830
Common dividends declared ($0.2250 per share)	—	—	—	—	(21,542)	—	(21,542)
Acquisition of treasury stock	—	—	—	—	—	(179,276)	(179,276)
Stock-based compensation	—	—	(1,022)	—	—	8,700	7,678
Exercise of stock options	—	—	—	—	(4,059)	41,083	37,024
Balance at March 31, 2023	—	105,218	528,639	(2,961,093)	7,092,544	(919,017)	3,846,291
Comprehensive income (loss)	—	—	—	17,196	215,260	—	232,456
Common dividends declared ($0.2250 per share)	—	—	—	—	(21,330)	—	(21,330)
Acquisition of treasury stock	—	—	—	—	—	(89,755)	(89,755)
Stock-based compensation	—	—	7,487	—	—	—	7,487
Exercise of stock options	—	—	—	—	(665)	5,822	5,157
Balance at June 30, 2023	$—	$105,218	$536,126	$(2,943,897)	$7,285,809	$(1,002,950)	$3,980,306

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash provided from (used for) operating activities	$724,923	$804,141

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	510,904	145,824
Fixed maturities available for sale—matured or other redemptions	85,385	138,259
Mortgage loans	26,071	9,913
Other long-term investments	14,125	49,680
Total investments sold or matured	636,485	343,676
Acquisition of investments:
Fixed maturities—available for sale	(923,096)	(623,023)
Mortgage loans	(92,167)	(66,437)
Other long-term investments	(165,322)	(24,749)
Total investments acquired	(1,180,585)	(714,209)
Net (increase) decrease in policy loans	(19,057)	(18,692)
Net (increase) decrease in short-term investments	(18,820)	42,993
Additions to property and equipment	(26,738)	(25,629)
Investments in low-income housing interests	(17,870)	(38,276)
Cash provided from (used for) investing activities	(626,585)	(410,137)

Cash provided from (used for) financing activities:
Issuance of common stock	29,763	42,181
Cash dividends paid to shareholders	(43,681)	(41,569)
Repayment of debt	—	(165,612)
Proceeds from issuance of debt	—	170,000
Payment for debt issuance costs	—	(693)
Net borrowing from FHLB	180,000	—
Net borrowing (repayment) of commercial paper	(114,494)	(25,371)
Proceeds from commercial paper with original maturities greater than 90 days	339,518	—
Repayment of commercial paper with original maturities greater than 90 days	(236,786)	—
Acquisition of treasury stock	(359,342)	(269,031)
Net receipts (payments) from deposit-type products	85,236	(116,437)
Cash provided from (used for) financing activities	(119,786)	(406,532)

Effect of foreign exchange rate changes on cash	6,206	(5,020)
Net increase (decrease) in cash	(15,242)	(17,548)
Cash at beginning of year	103,156	92,559
Cash at end of period	$87,914	$75,011

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2024 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2024, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2024 and 2023. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 28, 2024.

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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 2—New Accounting Standards

Accounting Pronouncements Adopted in the Current Year
Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements
ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	ASU 2022-03 adds disclosure requirements specific to equity securities subject to contractual sale restrictions. The disclosures clarify the nature of the contractual sale as well as the duration of the restriction and the circumstances that could cause a lapse in the restriction.	This standard is effective for the Company for fiscal years beginning on January 1, 2024 and interim periods within those fiscal years.	The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements.

Accounting Pronouncements Yet to be Adopted
Standard	Description	Effective Date	Effect on the Condensed Consolidated Financial Statements
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 adds disclosure requirements to segment expenses, improving the financial reporting of the entity’s overall performance and assessment of future cash flows. The disclosures will require more detailed information related to the entity’s reportable segments.	This standard is effective for the Company for annual periods beginning on January 1, 2024 and for interim periods beginning on January 1, 2025, and will be implemented on a retrospective basis.	The Company is evaluating the standard, but does not expect the standard will have a material impact on the Condensed Consolidated Financial Statements.
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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2024	$(1,069,185)	$(1,390,759)	$(5,232)	$(2,060)	$(2,467,236)
Other comprehensive income (loss) before reclassifications, net of tax	(207,874)	479,042	506	—	271,674
Reclassifications, net of tax	5,846	—	—	96	5,942
Other comprehensive income (loss)	(202,028)	479,042	506	96	277,616
Balance at June 30, 2024	$(1,271,213)	$(911,717)	$(4,726)	$(1,964)	$(2,189,620)

	Three Months Ended June 30, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2023	$(1,016,764)	$(1,938,707)	$(6,829)	$1,207	$(2,961,093)
Other comprehensive income (loss) before reclassifications, net of tax	(271,681)	241,906	8,182	—	(21,593)
Reclassifications, net of tax	39,046	—	—	(257)	38,789
Other comprehensive income (loss)	(232,635)	241,906	8,182	(257)	17,196
Balance at June 30, 2023	$(1,249,399)	$(1,696,801)	$1,353	$950	$(2,943,897)

	Six Months Ended June 30, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2024	$(827,596)	$(1,947,391)	$4,719	$(2,151)	$(2,772,419)
Other comprehensive income (loss) before reclassifications, net of tax	(447,558)	1,035,674	(9,445)	—	578,671
Reclassifications, net of tax	3,941	—	—	187	4,128
Other comprehensive income (loss)	(443,617)	1,035,674	(9,445)	187	582,799
Balance at June 30, 2024	$(1,271,213)	$(911,717)	$(4,726)	$(1,964)	$(2,189,620)

	Six Months Ended June 30, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2023	$(1,420,672)	$(1,369,204)	$(1,681)	$1,244	$(2,790,313)
Other comprehensive income (loss) before reclassifications, net of tax	106,481	(327,597)	3,034	—	(218,082)
Reclassifications, net of tax	64,792	—	—	(294)	64,498
Other comprehensive income (loss)	171,273	(327,597)	3,034	(294)	(153,584)
Balance at June 30, 2023	$(1,249,399)	$(1,696,801)	$1,353	$950	$(2,943,897)

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and six month periods ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
Component Line Item	2024	2023	2024	2023
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$10,217	$50,347	$9,989	$83,471	Realized (gains) losses
Amortization of (discount) premium	(2,817)	(922)	(5,001)	(1,456)	Net investment income
Total before tax	7,400	49,425	4,988	82,015
Tax	(1,554)	(10,379)	(1,047)	(17,223)	Income taxes
Total after-tax	5,846	39,046	3,941	64,792
Pension adjustments:
Amortization of prior service cost	269	269	538	538	Other operating expense
Amortization of actuarial (gain) loss	(151)	(592)	(302)	(909)	Other operating expense
Total before tax	118	(323)	236	(371)
Tax	(22)	66	(49)	77	Income taxes
Total after-tax	96	(257)	187	(294)
Total reclassification (after-tax)	$5,942	$38,789	$4,128	$64,498

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at June 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At June 30, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$403,341	$—	$3	$(41,886)	$361,458	2
States, municipalities, and political subdivisions	3,255,829	—	27,781	(473,356)	2,810,254	16
Foreign governments	40,485	—	—	(10,537)	29,948	—
Corporates, by sector:
Industrials	8,227,970	(7,132)	117,908	(780,811)	7,557,935	43
Financial	5,051,320	—	72,372	(439,205)	4,684,487	26
Utilities	2,133,247	—	40,493	(124,426)	2,049,314	12
Total corporates	15,412,537	(7,132)	230,773	(1,344,442)	14,291,736	81
Collateralized debt obligations	36,945	—	5,779	—	42,724	—
Other asset-backed securities	80,136	—	1	(3,249)	76,888	1
Total fixed maturities	$19,229,273	$(7,132)	$264,337	$(1,873,470)	$17,613,008	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$398,450	$—	$7	$(32,306)	$366,151	2
States, municipalities, and political subdivisions	3,296,305	—	47,346	(403,329)	2,940,322	16
Foreign governments	44,453	—	1	(10,348)	34,106	—
Corporates, by sector:
Industrials	8,016,126	(7,115)	213,078	(566,847)	7,655,242	43
Financial	5,028,151	—	112,368	(388,340)	4,752,179	27
Utilities	2,017,967	—	73,925	(94,130)	1,997,762	11
Total corporates	15,062,244	(7,115)	399,371	(1,049,317)	14,405,183	81
Collateralized debt obligations	37,110	—	5,036	—	42,146	—
Other asset-backed securities	86,352	—	3	(4,057)	82,298	1
Total fixed maturities	$18,924,914	$(7,115)	$451,764	$(1,499,357)	$17,870,206	100
(1)Amount reported in the balance sheet.
(2)At fair value.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The Company has exposure to real estate investment trusts with an average rating of BBB+, which had a fair value of $411 million (2% of the total fixed maturity portfolio) and $425 million (2% of the total fixed maturity portfolio) at June 30, 2024 and December 31, 2023, respectively.

A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2024, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At June 30, 2024
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$129,415	$128,402
Due after one year through five years	734,757	738,610
Due after five years through ten years	1,794,742	1,791,972
Due after ten years through twenty years	8,908,777	8,365,383
Due after twenty years	7,537,335	6,468,995
Mortgage-backed and asset-backed securities	117,115	119,646
	$19,222,141	$17,613,008

Analysis of Investment Operations: "Net investment income" for the three and six month periods ended June 30, 2024 and 2023 is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Fixed maturities available for sale	$247,215	$234,187	6	$493,313	$466,486	6
Policy loans	13,084	12,234	7	25,900	23,989	8
Mortgage loans	6,909	4,553	52	13,669	8,556	60
Other long-term investments(1)	18,953	12,383	53	38,616	24,123	60
Short-term investments	3,625	1,820		5,313	3,415
	289,786	265,177	9	576,811	526,569	10
Less investment expense	(4,150)	(3,933)	6	(8,597)	(8,220)	5
Net investment income	$285,636	$261,244	9	$568,214	$518,349	10
(1)For the three months ended June 30, 2024 and 2023, the investment funds, accounted for under the fair value option method, recorded $18.1 million and $12.0 million, respectively, in net investment income. For the six months ended June 30, 2024 and 2023, the investment funds, accounted for under the fair value option method, recorded $37.0 million and $23.3 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed maturities available for sale:
Proceeds from sales(1)	$483,051	$130,119	$510,904	$145,824
Gross realized gains	3,869	47	4,044	47
Gross realized losses	(13,933)	(10,503)	(13,968)	(10,861)
(1)There were no unsettled sales in the periods ended June 30, 2024 and 2023.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(10,113)	$(10,606)	$(9,973)	$(10,963)
Provision for credit losses	(104)	(39,741)	(16)	(72,508)
Fair value option—change in fair value	(3,691)	5,228	(19,094)	7,086
Mortgage loans	(1,280)	(3,579)	(2,154)	(4,859)
Other investments	837	(164)	1,151	(378)
Realized gains (losses) from investments	(14,351)	(48,862)	(30,086)	(81,622)
Other gains (losses)	1,762	3,019	5,698	4,852
Total realized gains (losses)	(12,589)	(45,843)	(24,388)	(76,770)
Applicable tax	2,644	9,627	5,122	16,122
Realized gains (losses), net of tax	$(9,945)	$(36,216)	$(19,266)	$(60,648)
(1)During the three months ended June 30, 2024 and 2023, the Company recorded $12.0 million and $17.9 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period. During the six months ended June 30, 2024 and 2023, the Company recorded $78.9 million and $17.9 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at June 30, 2024 and December 31, 2023:

	Fair Value Measurement at June 30, 2024:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$361,458	$—	$361,458
States, municipalities, and political subdivisions	—	2,810,254	—	2,810,254
Foreign governments	—	29,948	—	29,948
Corporates, by sector:
Industrials	—	7,361,270	196,665	7,557,935
Financial	—	4,554,292	130,195	4,684,487
Utilities	—	1,938,143	111,171	2,049,314
Total corporates	—	13,853,705	438,031	14,291,736
Collateralized debt obligations	—	—	42,724	42,724
Other asset-backed securities	—	76,888	—	76,888
Total fixed maturities	$—	$17,132,253	$480,755	$17,613,008
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2023:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$366,151	$—	$366,151
States, municipalities, and political subdivisions	—	2,940,322	—	2,940,322
Foreign governments	—	34,106	—	34,106
Corporates, by sector:
Industrials	—	7,440,493	214,749	7,655,242
Financial	—	4,621,160	131,019	4,752,179
Utilities	—	1,888,797	108,965	1,997,762
Total corporates	—	13,950,450	454,733	14,405,183
Collateralized debt obligations	—	—	42,146	42,146
Other asset-backed securities	—	82,298	—	82,298
Total fixed maturities	$—	$17,373,327	$496,879	$17,870,206
Percentage of total	—%	97%	3%	100%

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2024	$—	$42,146	$454,733	$496,879
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	742	(9,905)	(9,163)
Acquisitions	—	—	14,800	14,800
Sales	—	—	—	—
Amortization	—	2,277	(33)	2,244
Other(1)	—	(2,441)	(21,564)	(24,005)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at June 30, 2024	$—	$42,724	$438,031	$480,755
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3 classification:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At June 30, 2024	$—	$742	$(9,905)	$(9,163)
At June 30, 2023	—	(8,042)	(1,963)	(10,005)

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of June 30, 2024	482	1,676	2,158
As of December 31, 2023	151	1,614	1,765

Globe Life's entire fixed maturity portfolio consisted of 2,552 issues by 981 different issuers at June 30, 2024 and 2,473 issues by 980 different issuers at December 31, 2023. The increase in the number of securities in an unrealized loss position during the period ended June 30, 2024 is due to the increase in interest rates. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of June 30, 2024 and December 31, 2023.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at June 30, 2024 and December 31, 2023.

Analysis of Gross Unrealized Investment Losses

	At June 30, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$2,304	$(110)	$358,980	$(41,776)	$361,284	$(41,886)
States, municipalities, and political subdivisions	518,622	(13,082)	1,786,640	(460,274)	2,305,262	(473,356)
Foreign governments	1,465	(2)	28,483	(10,535)	29,948	(10,537)
Corporates, by sector:
Industrials	930,937	(38,817)	4,175,164	(708,164)	5,106,101	(746,981)
Financial	617,484	(11,013)	2,230,054	(386,505)	2,847,538	(397,518)
Utilities	456,346	(8,729)	718,695	(114,197)	1,175,041	(122,926)
Total corporates	2,004,767	(58,559)	7,123,913	(1,208,866)	9,128,680	(1,267,425)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	70,874	(3,232)	70,874	(3,232)
Total investment grade securities	2,527,158	(71,753)	9,368,890	(1,724,683)	11,896,048	(1,796,436)

Below investment grade securities:
Corporates, by sector:
Industrials	55,327	(953)	142,449	(32,877)	197,776	(33,830)
Financial	8,909	(1,196)	192,106	(40,491)	201,015	(41,687)
Utilities	8,916	(14)	18,892	(1,486)	27,808	(1,500)
Total corporates	73,152	(2,163)	353,447	(74,854)	426,599	(77,017)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	5,972	(17)	5,972	(17)
Total below investment grade securities	73,152	(2,163)	359,419	(74,871)	432,571	(77,034)
Total fixed maturities	$2,600,310	$(73,916)	$9,728,309	$(1,799,554)	$12,328,619	$(1,873,470)

Gross unrealized losses may fluctuate quarter over quarter due to factors in the market that affect our holdings, such as changes in interest rates or credit spreads. The Company considers many factors when determining whether an allowance for a credit loss should be recorded. While the Company holds securities that may be in an unrealized loss position from time to time, Globe Life does not generally intend to sell and it is unlikely that the Company will be required to sell the fixed maturities prior to their anticipated recovery or maturity due to the strong cash flows generated by its insurance operations.

        GL Q2 2024 FORM 10-Q

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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for credit losses beginning balance	$7,027	$32,767	$7,115	$—
Additions to allowance for which credit losses were not previously recorded	—	38,228	—	72,508
Additions (reductions) to allowance for fixed maturities that previously had an allowance	105	1,513	17	—
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	—	—
Allowance for credit losses ending balance	$7,132	$72,508	$7,132	$72,508

As of June 30, 2024 and December 31, 2023, the Company did not have any fixed maturities in non-accrual status.

Mortgage Loans (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Multi-family	$117,508	34	$116,299	42
Industrial	95,496	28	57,267	20
Retail	47,853	14	23,925	9
Hospitality	43,651	13	43,897	16
Mixed use	38,317	11	34,749	12
Office	6,493	2	6,734	2
Total recorded investment	349,318	102	282,871	101
Less allowance for credit losses	(5,826)	(2)	(3,672)	(1)
Carrying value, net of allowance for credit losses	$343,492	100	$279,199	100

	June 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Texas	$71,659	21	$45,111	16
Florida	71,130	21	48,233	17
New Jersey	44,611	13	44,574	16
California	40,210	12	54,721	20
New York	35,815	10	20,284	7
North Carolina	21,614	6	—	—
Other	64,279	19	69,948	25
Total recorded investment	349,318	102	282,871	101
Less allowance for credit losses	(5,826)	(2)	(3,672)	(1)
Carrying value, net of allowance for credit losses	$343,492	100	$279,199	100

        GL Q2 2024 FORM 10-Q

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

	June 30, 2024
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$18,392	$153,759	$160,495	$332,646	95
70% to 80%	—	—	—	—	—
81% to 90%	9,637	—	—	9,637	3
Greater than 90%	7,035	—	—	7,035	2
Total	$35,064	$153,759	$160,495	349,318	100
Less allowance for credit losses				(5,826)
Total, net of allowance for credit losses				$343,492
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by stabilized appraised value at origination, including planned renovations and stabilized occupancy. Updated internal valuations are used when a loan is materially underperforming.

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
(2)Loan balance divided by stabilized appraised value at origination, including planned renovations and stabilized occupancy. Updated internal valuations are used when a loan is materially underperforming.

As of June 30, 2024, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 33 loans in the portfolio. For the six months ended June 30, 2024, the allowance for credit losses increased by $2.2 million to $5.8 million. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for credit losses beginning balance	$4,546	$3,069	$3,672	$1,789
Provision (reversal) for credit losses	1,280	(141)	2,154	1,139
Allowance for credit losses ending balance	$5,826	$2,928	$5,826	$2,928

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
There was one delinquent commercial mortgage loan, with an outstanding par value of $1.2 million and outstanding interest due of $63 thousand, as of June 30, 2024. The underlying collateral for this loan is in the process of being sold and the Company expects to recover all interest and principal due as of June 30, 2024. There were no delinquent commercial mortgage loans as of December 31, 2023. As of June 30, 2024, the Company had two commercial mortgage loans in non-accrual status with a principal balance of $7.9 million. As of December 31, 2023, the Company had no commercial mortgage loans in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $30 million as of June 30, 2024.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	June 30, 2024	December 31, 2023
Investment funds	$915,665	$795,583
Other	58,850	40,295
Total	$974,515	$835,878

The following table presents additional information about the Company's investment funds as of June 30, 2024 and December 31, 2023 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	June 30, 2024	December 31, 2023	June 30, 2024	Redemption Term/Notice(1)
Commercial mortgage loans	$512,615	$411,315	$434,040	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	186,646	181,410	146,071	Fully redeemable and non-redeemable with varying terms.
Infrastructure	171,518	165,887	16,536	Fully redeemable and non-redeemable with varying terms.
Other	44,886	36,971	50,757	Non-redeemable with varying terms
Total investment funds	$915,665	$795,583	$647,404
(1) Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.

The Company had $149 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $647 million as of June 30, 2024.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on March 29, 2024 and now expires in 2029. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount of letters of credit outstanding at June 30, 2024 was $115 million.

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

        GL Q2 2024 FORM 10-Q

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

On July 22, 2022, putative class and collective action litigation was filed against Arias Agencies and American Income Life Insurance Company (“American Income”) (collectively, “Defendants”) in United States District Court for the Western District of Pennsylvania (David Burkes v. Arias Agencies and American Income Life Insurance Company, Case No. 2:22-cv-1054). The complaint alleges that insurance agent trainees should have been classified as employees, and after contracting should have been classified as employees instead of independent contractors. Plaintiff David Burkes is a former Pennsylvania independent sales agent and asserts claims under Pennsylvania law on behalf of a putative class of all individuals who trained to become and/or worked as sales agents for American Income in the three years prior to July 22, 2022 through case conclusion. Burkes makes claims (a) under the Pennsylvania Minimum Wage Act and the Pennsylvania Wage Payment and Collection Law for the alleged failure to pay minimum wage, alleged failure to pay for time spent in training, alleged failure to pay for missed meals and rest breaks, allegedly requiring putative class members to pay for work-related expenses, and allegedly subjecting putative class members to “chargebacks”; (b) for unjust enrichment for allegedly benefiting from the uncompensated labor of putative class members; and (c) for the rescission of putative class members’ agent contracts. Burkes also asserts a collective action on behalf of the same group of individuals for minimum wage, overtime, liquidated damages, and attorney’s fees and costs under the Fair Labor Standards Act for the three years prior to July 22, 2022 through case conclusion, as well as a claim that American Income allegedly did not keep accurate records of hours worked by sales agents. On January 26, 2023, the court entered an order compelling Burkes to arbitrate his claims on an individual basis and staying the case pending completion of arbitration. Burkes’ individual claims, as well as the individual claims of other current and former agents who are members of the putative class, are currently pending in arbitration.

On September 1, 2023, plaintiff Miné Caglar Cost (“Plaintiff”) filed a complaint against American Income Life Insurance Company (“American Income”) in the Superior Court of the State of California for the County of Los Angeles, asserting a single claim for violation of the Private Attorneys General Act (“PAGA”) (Cost v. American Income Life Insurance Company, et al., Case No. 23SMCV04113). Plaintiff is a former California independent insurance sales agent who alleges one cause of action for civil penalties under PAGA arising out of alleged violations of the wage-and-hour provisions of the California Labor Code stemming from American Income’s alleged misclassification of Plaintiff and other California-based sales agents as independent contractors. American Income filed a motion to compel arbitration on an individual basis and stay the representative component of Plaintiff’s claims, to which Plaintiff stipulated. On December 12, 2023, the Court approved the parties’ stipulation to compel the matter to individual arbitration and stayed the case pending the completion of the individual arbitration.

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

On November 30, 2023, the Company and our subsidiary, American Income Life Insurance Company, received subpoenas from the U.S. Attorney’s Office for the Western District of Pennsylvania, seeking documents relating to sales practices by certain of our independent sales agents contracted to sell American Income Life Insurance Company policies. The Company and American Income Life Insurance Company continue to fully cooperate in

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
responding to the Department of Justice’s requests. The Department of Justice has not asserted any claims or made allegations against the Company and American Income Life Insurance Company, and the Company currently is not aware that any legal proceedings are contemplated by governmental authorities. While no assurances can be made, at present management does not believe that it is reasonably possible or probable that this matter will result in a material loss.

In April 2024, the Company received an inquiry from the SEC's Fort Worth Regional Office requesting information related to recent short seller reports making allegations about the Company. The Company has provided information in response to the SEC’s requests and continues to cooperate fully with the SEC. At this time, the SEC has not asserted any claims against the Company or indicated that it intends to do so. While no assurances can be made, at present management does not believe that it is reasonably possible or probable that this matter will result in a material loss.

On April 30, 2024, a putative securities class action was filed against the Company and six of its current/former senior executives and directors in the United States District Court for the Eastern District of Texas. The case, which is captioned City of Miami Gen. Emp. & Sanitation Emp. Ret. Trust, et al. v. Globe Life Inc., et al., Case No. 4:24-cv-00376, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s securities from May 8, 2019 through April 10, 2024. The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. On May 16, 2024, the Court entered an order staying proceedings pending the appointment of Lead Plaintiff and Lead Counsel for the putative class of shareholders. The Company plans to vigorously defend against the lawsuit. Pursuant to the Company’s governing documents and indemnification agreements with the named defendants, the Company has agreed to indemnify those defendants for all expenses and losses related to the litigation subject to the terms of those indemnification agreements. The outcome of litigation of this type is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of the Company and the individual defendants. However, the amount of any such loss in that scenario cannot be reasonably estimated at this time. Further, management cannot reasonably estimate whether an outcome on the class action will be resolved in the near term.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 6—Policy Liabilities

The liability for future policy benefits is determined based on the net level premium method, which requires the liability be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three and six month periods ended June 30, 2024 and 2023:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$4,273,156	$5,910,224	$1,094,407	$470,741	$11,748,528
Beginning balance at original discount rates	4,246,723	5,680,864	1,066,123	449,209	11,442,919
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(69,352)	(128,602)	(15,593)	(6,650)	(220,197)
Adjusted balance at January 1, 2023	4,177,371	5,552,262	1,050,530	442,559	11,222,722
Issuances(1)	376,021	313,748	60,848	14,611	765,228
Interest accrual(2)	96,850	142,473	26,655	11,331	277,309
Net premiums collected(3)	(256,959)	(308,129)	(66,472)	(23,026)	(654,586)
Effect of changes in the foreign exchange rate	5,770	—	—	—	5,770
Ending balance at original discount rates	4,399,053	5,700,354	1,071,561	445,475	11,616,443
Effect of change from original to current discount rates	73,794	288,223	38,456	25,804	426,277
Balance at June 30, 2023	$4,472,847	$5,988,577	$1,110,017	$471,279	$12,042,720

Balance at January 1, 2024	$4,681,888	$6,052,651	$1,129,716	$478,052	$12,342,307
Beginning balance at original discount rates	4,523,329	5,664,259	1,077,831	443,949	11,709,368
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(113,699)	(122,971)	(17,268)	(7,321)	(261,259)
Adjusted balance at January 1, 2024	4,409,630	5,541,288	1,060,563	436,628	11,448,109
Issuances(1)	412,701	287,040	60,219	12,156	772,116
Interest accrual(2)	109,168	147,351	27,775	11,505	295,799
Net premiums collected(3)	(274,166)	(305,391)	(67,915)	(22,738)	(670,210)
Effect of changes in the foreign exchange rate	(9,222)	—	—	—	(9,222)
Ending balance at original discount rates	4,648,111	5,670,288	1,080,642	437,551	11,836,592
Effect of change from original to current discount rates	(12,208)	140,230	4,591	12,332	144,945
Balance at June 30, 2024	$4,635,903	$5,810,518	$1,085,233	$449,883	$11,981,537
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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2023	$4,467,637	$6,110,550	$1,128,083	$483,056	$12,189,326
Beginning balance at original discount rates	4,325,957	5,718,900	1,070,775	448,677	11,564,309
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(39,371)	(80,616)	(10,004)	(4,764)	(134,755)
Adjusted balance at April 1, 2023	4,286,586	5,638,284	1,060,771	443,913	11,429,554
Issuances(1)	183,466	144,796	30,706	7,370	366,338
Interest accrual(2)	48,952	71,484	13,368	5,661	139,465
Net premiums collected(3)	(129,720)	(154,210)	(33,284)	(11,469)	(328,683)
Effect of changes in the foreign exchange rate	9,769	—	—	—	9,769
Ending balance at original discount rates	4,399,053	5,700,354	1,071,561	445,475	11,616,443
Effect of change from original to current discount rates	73,794	288,223	38,456	25,804	426,277
Balance at June 30, 2023	$4,472,847	$5,988,577	$1,110,017	$471,279	$12,042,720

Balance at April 1, 2024	$4,652,671	$5,945,259	$1,102,209	$464,169	$12,164,308
Beginning balance at original discount rates	4,596,138	5,698,050	1,073,485	442,392	11,810,065
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(65,450)	(86,743)	(6,820)	(5,471)	(164,484)
Adjusted balance at April 1, 2024	4,530,688	5,611,307	1,066,665	436,921	11,645,581
Issuances(1)	200,853	137,809	34,056	6,227	378,945
Interest accrual(2)	55,345	73,931	13,936	5,741	148,953
Net premiums collected(3)	(138,480)	(152,759)	(34,015)	(11,338)	(336,592)
Effect of changes in the foreign exchange rate	(295)	—	—	—	(295)
Ending balance at original discount rates	4,648,111	5,670,288	1,080,642	437,551	11,836,592
Effect of change from original to current discount rates	(12,208)	140,230	4,591	12,332	144,945
Balance at June 30, 2024	$4,635,903	$5,810,518	$1,085,233	$449,883	$11,981,537
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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961
Beginning balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(72,388)	(130,006)	(13,119)	(8,367)	(223,880)
Adjusted balance at January 1, 2023	8,337,373	8,347,886	3,259,861	3,395,337	23,340,457
Issuances(1)	376,021	313,749	60,848	14,611	765,229
Interest accrual(2)	220,666	226,661	86,722	101,129	635,178
Benefit payments(3)	(194,971)	(295,399)	(109,650)	(62,586)	(662,606)
Effect of changes in the foreign exchange rate	14,437	—	—	—	14,437
Ending balance at original discount rates	8,753,526	8,592,897	3,297,781	3,448,491	24,092,695
Effect of change from original to current discount rates	914,681	894,336	210,064	661,215	2,680,296
Balance at June 30, 2023	$9,668,207	$9,487,233	$3,507,845	$4,109,706	$26,772,991

Balance at January 1, 2024	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158
Beginning balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(121,945)	(129,976)	(19,337)	(10,212)	(281,470)
Adjusted balance at January 1, 2024	8,939,888	8,526,776	3,318,915	3,496,647	24,282,226
Issuances(1)	412,703	287,041	60,221	12,156	772,121
Interest accrual(2)	243,096	236,977	89,276	104,571	673,920
Benefit payments(3)	(220,560)	(301,894)	(111,881)	(68,051)	(702,386)
Effect of changes in the foreign exchange rate	(21,601)	—	—	—	(21,601)
Ending balance at original discount rates	9,353,526	8,748,900	3,356,531	3,545,323	25,004,280
Effect of change from original to current discount rates	457,881	540,934	68,237	436,575	1,503,627
Balance at June 30, 2024	$9,811,407	$9,289,834	$3,424,768	$3,981,898	$26,507,907
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
(3)Benefit payments represent the release of the present value, using the original discount rate, of the actual future policy benefits incurred during the period due to death, surrender, and maturity benefit payments based on the revised expected assumptions.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2023	$9,637,463	$9,624,680	$3,559,012	$4,166,527	$26,987,682
Beginning balance at original discount rates	8,573,734	8,563,604	3,284,594	3,427,535	23,849,467
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(40,862)	(81,059)	(6,065)	(5,471)	(133,457)
Adjusted balance at April 1, 2023	8,532,872	8,482,545	3,278,529	3,422,064	23,716,010
Issuances(1)	183,466	144,797	30,706	7,370	366,339
Interest accrual(2)	111,337	113,893	43,466	50,751	319,447
Benefit payments(3)	(98,297)	(148,338)	(54,920)	(31,694)	(333,249)
Effect of changes in the foreign exchange rate	24,148	—	—	—	24,148
Ending balance at original discount rates	8,753,526	8,592,897	3,297,781	3,448,491	24,092,695
Effect of change from original to current discount rates	914,681	894,336	210,064	661,215	2,680,296
Balance at June 30, 2023	$9,668,207	$9,487,233	$3,507,845	$4,109,706	$26,772,991

Balance at April 1, 2024	$9,958,093	$9,500,215	$3,499,742	$4,103,892	$27,061,942
Beginning balance at original discount rates	9,216,265	8,728,403	3,340,412	3,527,882	24,812,962
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(69,724)	(93,532)	(8,889)	(7,345)	(179,490)
Adjusted balance at April 1, 2024	9,146,541	8,634,871	3,331,523	3,520,537	24,633,472
Issuances(1)	200,858	137,810	34,057	6,224	378,949
Interest accrual(2)	122,894	119,052	44,723	52,436	339,105
Benefit payments(3)	(115,802)	(142,833)	(53,772)	(33,874)	(346,281)
Effect of changes in the foreign exchange rate	(965)	—	—	—	(965)
Ending balance at original discount rates	9,353,526	8,748,900	3,356,531	3,545,323	25,004,280
Effect of change from original to current discount rates	457,881	540,934	68,237	436,575	1,503,627
Balance at June 30, 2024	$9,811,407	$9,289,834	$3,424,768	$3,981,898	$26,507,907
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
(3)Benefit payments represent the release of the present value, using the original discount rate, of the actual future policy benefits incurred during the period due to death, surrender, and maturity benefit payments based on the revised expected assumptions.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life(2)
	Net liability for future policy benefits as of June 30, 2023
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,354,473	$2,892,543	$2,226,220	$3,003,016	$12,476,252
Effect of changes in discount rate assumptions	840,887	606,113	171,608	635,411	2,254,019
Other adjustments(1)	72	4,750	7,639	35	12,496
Net liability for future policy benefits, after other adjustments, at current discount rates	5,195,432	3,503,406	2,405,467	3,638,462	14,742,767
Reinsurance recoverable	(142)	—	(7,581)	(36,472)	(44,195)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,195,290	$3,503,406	$2,397,886	$3,601,990	$14,698,572
(1)Other adjustments include the Company's effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).
(2)Includes the immaterial error correction noted below.

	Life
	Net liability for future policy benefits as of June 30, 2024
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,705,415	$3,078,612	$2,275,889	$3,107,772	$13,167,688
Effect of changes in discount rate assumptions	470,089	400,704	63,646	424,243	1,358,682
Other adjustments(1)	194	—	—	34	228
Net liability for future policy benefits, after other adjustments, at current discount rates	5,175,698	3,479,316	2,339,535	3,532,049	14,526,598
Reinsurance recoverable	(170)	—	(7,830)	(35,403)	(43,403)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,175,528	$3,479,316	$2,331,705	$3,496,646	$14,483,195
(1)Other adjustments include the Company's effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three and six month periods ended June 30, 2024 and 2023:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422
Beginning balance at original discount rates	2,941,261	1,729,219	415,442	192,631	87,751	5,366,304
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(28,923)	(34,394)	(27,833)	(5,249)	(1,895)	(98,294)
Adjusted balance at January 1, 2023	2,912,338	1,694,825	387,609	187,382	85,856	5,268,010
Issuances(1)	143,716	132,346	28,191	20,787	4,215	329,255
Interest accrual(2)	63,854	32,819	9,666	4,134	2,118	112,591
Net premiums collected(3)	(134,248)	(88,784)	(25,286)	(10,981)	(5,349)	(264,648)
Effect of changes in the foreign exchange rate	—	—	—	387	—	387
Ending balance at original discount rates	2,985,660	1,771,206	400,180	201,709	86,840	5,445,595
Effect of change from original to current discount rates	(1,106)	(110,186)	9,371	135	2,834	(98,952)
Balance at June 30, 2023	$2,984,554	$1,661,020	$409,551	$201,844	$89,674	$5,346,643

Balance at January 1, 2024	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728
Beginning balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(37,074)	(31,290)	(21,165)	(7,058)	(2,462)	(99,049)
Adjusted balance at January 1, 2024	3,588,729	1,751,883	327,405	194,811	107,418	5,970,246
Issuances(1)	191,794	128,874	29,015	22,124	8,503	380,310
Interest accrual(2)	84,630	36,717	8,347	4,642	2,760	137,096
Net premiums collected(3)	(145,045)	(93,746)	(25,833)	(11,871)	(5,434)	(281,929)
Effect of changes in the foreign exchange rate	—	—	—	(839)	—	(839)
Ending balance at original discount rates	3,720,108	1,823,728	338,934	208,867	113,247	6,204,884
Effect of change from original to current discount rates	(61,617)	(132,931)	(1,193)	(2,978)	1,629	(197,090)
Balance at June 30, 2024	$3,658,491	$1,690,797	$337,741	$205,889	$114,876	$6,007,794
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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2023	$2,997,723	$1,664,414	$421,447	$200,666	$90,243	$5,374,493
Beginning balance at original discount rates	2,948,641	1,750,468	404,647	197,446	85,966	5,387,168
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	5,210	(15,636)	(11,249)	(3,629)	679	(24,625)
Adjusted balance at April 1, 2023	2,953,851	1,734,832	393,398	193,817	86,645	5,362,543
Issuances(1)	67,875	64,559	14,888	10,575	1,823	159,720
Interest accrual(2)	32,267	16,620	4,776	2,098	1,061	56,822
Net premiums collected(3)	(68,333)	(44,805)	(12,882)	(5,556)	(2,689)	(134,265)
Effect of changes in the foreign exchange rate	—	—	—	775	—	775
Ending balance at original discount rates	2,985,660	1,771,206	400,180	201,709	86,840	5,445,595
Effect of change from original to current discount rates	(1,106)	(110,186)	9,371	135	2,834	(98,952)
Balance at June 30, 2023	$2,984,554	$1,661,020	$409,551	$201,844	$89,674	$5,346,643

Balance at April 1, 2024	$3,653,395	$1,694,026	$345,441	$203,795	$113,879	$6,010,536
Beginning balance at original discount rates	3,661,448	1,801,792	342,165	203,850	110,863	6,120,118
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	3,458	(14,197)	(9,755)	(3,508)	(144)	(24,146)
Adjusted balance at April 1, 2024	3,664,906	1,787,595	332,410	200,342	110,719	6,095,972
Issuances(1)	87,190	64,865	15,457	12,174	3,893	183,579
Interest accrual(2)	42,808	18,614	4,119	2,360	1,392	69,293
Net premiums collected(3)	(74,796)	(47,346)	(13,052)	(6,032)	(2,757)	(143,983)
Effect of changes in the foreign exchange rate	—	—	—	23	—	23
Ending balance at original discount rates	3,720,108	1,823,728	338,934	208,867	113,247	6,204,884
Effect of change from original to current discount rates	(61,617)	(132,931)	(1,193)	(2,978)	1,629	(197,090)
Balance at June 30, 2024	$3,658,491	$1,690,797	$337,741	$205,889	$114,876	$6,007,794
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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349
Beginning balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(27,940)	(36,292)	(27,018)	(6,018)	(1,830)	(99,098)
Adjusted balance at January 1, 2023	3,052,693	3,300,052	877,847	297,695	83,382	7,611,669
Issuances(1)	143,404	132,346	27,901	20,787	4,208	328,646
Interest accrual(2)	67,592	65,320	23,526	7,389	2,118	165,945
Benefit payments(3)	(146,921)	(61,551)	(48,395)	(11,660)	(6,520)	(275,047)
Effect of changes in the foreign exchange rate	—	—	—	876	—	876
Ending balance at original discount rates	3,116,768	3,436,167	880,879	315,087	83,188	7,832,089
Effect of change from original to current discount rates	(379)	(268,706)	42,269	13,492	2,668	(210,656)
Balance at June 30, 2023	$3,116,389	$3,167,461	$923,148	$328,579	$85,856	$7,621,433

Balance at January 1, 2024	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002
Beginning balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(36,684)	(35,000)	(21,424)	(8,179)	(2,326)	(103,613)
Adjusted balance at January 1, 2024	3,704,846	3,471,689	795,395	307,252	102,175	8,381,357
Issuances(1)	191,231	128,875	28,604	22,126	8,485	379,321
Interest accrual(2)	87,778	72,179	21,549	7,956	2,760	192,222
Benefit payments(3)	(160,345)	(67,428)	(46,232)	(13,072)	(6,277)	(293,354)
Effect of changes in the foreign exchange rate	—	—	—	(1,556)	—	(1,556)
Ending balance at original discount rates	3,823,510	3,605,315	799,316	322,706	107,143	8,657,990
Effect of change from original to current discount rates	(65,023)	(355,849)	16,462	5,730	1,474	(397,206)
Balance at June 30, 2024	$3,758,487	$3,249,466	$815,778	$328,436	$108,617	$8,260,784
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
(3)Benefit payments represent the release of the present value, using the original discount rate, of the actual future policy benefits incurred during the period based on the revised expected assumptions.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2023	$3,132,462	$3,174,672	$949,996	$326,533	$87,090	$7,670,753
Beginning balance at original discount rates	3,079,790	3,387,380	890,019	308,170	83,001	7,748,360
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	3,503	(16,513)	(11,023)	(4,439)	472	(28,000)
Adjusted balance at April 1, 2023	3,083,293	3,370,867	878,996	303,731	83,473	7,720,360
Issuances(1)	67,721	64,559	14,616	10,575	1,820	159,291
Interest accrual(2)	34,112	33,031	11,686	3,721	1,061	83,611
Benefit payments(3)	(68,358)	(32,290)	(24,419)	(4,523)	(3,166)	(132,756)
Effect of changes in the foreign exchange rate	—	—	—	1,583	—	1,583
Ending balance at original discount rates	3,116,768	3,436,167	880,879	315,087	83,188	7,832,089
Effect of change from original to current discount rates	(379)	(268,706)	42,269	13,492	2,668	(210,656)
Balance at June 30, 2023	$3,116,389	$3,167,461	$923,148	$328,579	$85,856	$7,621,433

Balance at April 1, 2024	$3,756,534	$3,271,604	$834,006	$328,783	$107,775	$8,298,702
Beginning balance at original discount rates	3,766,995	3,554,274	804,316	317,365	105,050	8,548,000
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	3,641	(15,951)	(8,603)	(4,177)	(5)	(25,095)
Adjusted balance at April 1, 2024	3,770,636	3,538,323	795,713	313,188	105,045	8,522,905
Issuances(1)	86,801	64,866	15,255	12,177	3,887	182,986
Interest accrual(2)	44,334	36,517	10,716	4,019	1,392	96,978
Benefit payments(3)	(78,261)	(34,391)	(22,368)	(6,670)	(3,181)	(144,871)
Effect of changes in the foreign exchange rate	—	—	—	(8)	—	(8)
Ending balance at original discount rates	3,823,510	3,605,315	799,316	322,706	107,143	8,657,990
Effect of change from original to current discount rates	(65,023)	(355,849)	16,462	5,730	1,474	(397,206)
Balance at June 30, 2024	$3,758,487	$3,249,466	$815,778	$328,436	$108,617	$8,260,784
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
(3)Benefit payments represent the release of the present value, using the original discount rate, of the actual future policy benefits incurred during the based on the revised expected assumptions.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health(2)
	Net liability for future policy benefits as of June 30, 2023
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$131,108	$1,664,961	$480,699	$113,378	$(3,652)	$2,386,494
Effect of changes in discount rate assumptions	727	(158,520)	32,898	13,357	(166)	(111,704)
Other adjustments(1)	4,702	69	6,049	605	4,645	16,070
Net liability for future policy benefits, after other adjustments, at current discount rates	136,537	1,506,510	519,646	127,340	827	2,290,860
Reinsurance recoverable	(3,598)	(9,866)	(1,378)	—	—	(14,842)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$132,939	$1,496,644	$518,268	$127,340	$827	$2,276,018
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).
(2)Includes the immaterial error correction noted below.

	Health
	Net liability for future policy benefits as of June 30, 2024
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	103,402	1,781,587	460,382	113,839	(6,104)	2,453,106
Effect of changes in discount rate assumptions	(3,406)	(222,918)	17,655	8,708	(155)	(200,116)
Other adjustments(1)	14,032	52	9,169	933	6,952	31,138
Net liability for future policy benefits, after other adjustments, at current discount rates	114,028	1,558,721	487,206	123,480	693	2,284,128
Reinsurance recoverable	(2,905)	(10,470)	(1,114)	—	—	(14,489)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$111,123	$1,548,251	$486,092	$123,480	$693	$2,269,639
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

Immaterial Correction of Previously Issued Financial Statements—The Company previously presented reinsurance recoverable on a net basis as a component of future policy benefits. In the fourth quarter of 2023, the Company corrected its presentation of reinsurance recoverable to a gross basis as a component of other assets, which resulted in the reclassification of $60 million of reinsurance recoverable at current discount rates from liabilities to assets ($50 million at original discount rates) as of June 30, 2023, with no change to equity, and the related tables in the footnote have been adjusted to reflect such changes.

Remeasurement Gain or Loss—During the three months ended June 30, 2024 and 2023, the Company's results for actual variances from expected experience produced a net reserve remeasurement gain of $15.6 million and a net reserve remeasurement gain of $5.0 million, respectively, in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2024 and 2023, the Company's results for actual variances from expected experience produced a net reserve remeasurement gain of $23.7 million and a net reserve remeasurement gain of $5.6 million, respectively, in the Condensed Consolidated Statements of Operations. The variance of actual experience from expected experience during the first six months of 2024 was primarily due to favorable variances from our assumptions as compared to actual experience in our life insurance segment (a $17.3 million gain), and favorable variances from our assumptions as compared to actual experience in our health insurance segment (a $6.5 million gain). The variance of actual experience from expected experience during the six months ended 2023 was primarily due to favorable variances from our assumptions of life experience as compared to actual experience in our life insurance segment (a $5.1 million gain), and favorable variances from our assumptions of health experience as compared to actual experience in our health insurance segment (a $0.5 million

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
gain). There were no changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits during the six months ended June 30, 2024 and 2023.

The following table reconciles the liability for future policy benefits to the Condensed Consolidated Balance Sheets as of June 30, 2024 and 2023:

	At Original Discount Rates		At Current Discount Rates
	As of June 30,		As of June 30,
	2024	2023(2)	2024	2023(2)
Life(1):
American Income	$4,705,606	$4,354,545	$5,175,698	$5,195,432
Direct to Consumer	3,078,612	2,892,543	3,479,316	3,503,406
Liberty National	2,275,889	2,226,220	2,339,535	2,405,467
Other	3,107,805	3,003,041	3,532,049	3,638,462
Net liability for future policy benefits—long duration life	13,167,912	12,476,349	14,526,598	14,742,767
Health(1):
United American	115,771	134,120	114,028	136,537
Family Heritage	1,781,632	1,665,025	1,558,721	1,506,510
Liberty National	469,145	485,797	487,206	519,646
American Income	114,716	113,981	123,480	127,340
Direct to Consumer	673	798	693	827
Net liability for future policy benefits—long duration health	2,481,937	2,399,721	2,284,128	2,290,860
Deferred profit liability	176,123	172,531	176,123	172,531
Deferred annuity	706,022	853,064	706,022	853,064
Interest sensitive life	728,097	736,920	728,097	736,920
Other	9,702	9,906	9,704	9,909
Total future policy benefits	$17,269,793	$16,648,491	$18,430,672	$18,806,051
(1)Balances are presented net of the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).
(2)Includes the immaterial error correction for reinsurance as noted above.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of June 30, 2024 and 2023:

	As of June 30,
	2024		2023
	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.3%	5.8%	5.0%
Direct to Consumer	6.0%	5.4%	6.0%	5.1%
Liberty National	5.6%	5.4%	5.6%	5.1%
Other	6.2%	5.4%	6.2%	5.1%

Health
United American	5.1%	5.2%	5.1%	4.9%
Family Heritage	4.2%	5.3%	4.3%	5.1%
Liberty National	5.8%	5.4%	5.8%	5.1%
American Income	5.8%	5.2%	5.9%	4.9%
Direct to Consumer	5.1%	5.2%	5.1%	4.9%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of June 30, 2024 and 2023:

	As of June 30,
	2024		2023
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	23.03	23.17	22.91	23.45
Direct to Consumer	19.44	20.66	20.12	21.81
Liberty National	15.22	15.40	14.97	15.69
Other	16.10	17.23	16.44	18.19

Health
United American	11.59	10.64	11.37	10.79
Family Heritage	15.16	14.21	14.87	14.41
Liberty National	9.26	9.26	9.34	9.68
American Income	12.35	12.55	12.12	12.73
Direct to Consumer	11.59	10.64	11.37	10.79

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2024 and 2023:

	Life
	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$836,931	$133,928	$781,453	$123,816
Direct to Consumer	491,235	89,541	490,443	84,062
Liberty National	181,110	61,153	169,570	59,670
Other	101,652	92,151	103,343	88,926
Total	$1,610,928	$376,773	$1,544,809	$356,474

	Life
	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$423,172	$67,549	$394,308	$62,385
Direct to Consumer	246,041	45,081	245,736	42,348
Liberty National	91,239	30,611	85,498	29,901
Other	50,583	46,233	51,507	44,652
Total	$811,035	$189,474	$777,049	$179,286

	Health
	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$214,850	$3,041	$198,679	$3,604
Family Heritage	209,246	35,204	194,219	32,272
Liberty National	94,952	13,155	93,434	13,801
American Income	58,389	3,314	56,335	3,256
Direct to Consumer	7,390	—	7,097	—
Total	$584,827	$54,714	$549,764	$52,933

	Health
	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$110,753	$1,474	$100,847	$1,782
Family Heritage	105,855	17,773	98,129	16,295
Liberty National	47,518	6,572	46,690	6,881
American Income	29,470	1,659	28,239	1,624
Direct to Consumer	3,733	—	3,555	—
Total	$297,329	$27,478	$277,460	$26,582
Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts as of June 30, 2024 and 2023:

	Life
	As of June 30, 2024			As of June 30, 2023
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$25,077,717	$14,130,383	$14,177,334	$23,507,444	$13,292,363	$13,604,682
PV of expected future net premiums	8,240,194	4,648,111	4,635,903	7,764,339	4,399,053	4,472,847
PV of expected future policy benefits	31,638,799	9,353,526	9,811,407	29,442,642	8,753,526	9,668,207

DTC
PV of expected future gross premiums	$17,605,488	$9,202,366	$9,418,076	$17,486,509	$9,157,664	$9,599,872
PV of expected future net premiums	10,784,908	5,670,288	5,810,518	10,811,358	5,700,354	5,988,577
PV of expected future policy benefits	25,978,972	8,748,900	9,289,834	25,685,249	8,592,897	9,487,233

Liberty National
PV of expected future gross premiums	$4,760,222	$2,777,507	$2,744,508	$4,511,931	$2,630,182	$2,657,925
PV of expected future net premiums	1,900,361	1,080,642	1,085,233	1,891,335	1,071,561	1,110,017
PV of expected future policy benefits	8,997,194	3,356,531	3,424,768	8,710,626	3,297,781	3,507,845

Other
PV of expected future gross premiums	$3,671,193	$1,866,118	$1,974,726	$3,773,740	$1,909,405	$2,075,784
PV of expected future net premiums	897,326	437,551	449,883	914,258	445,475	471,279
PV of expected future policy benefits	12,433,005	3,545,323	3,981,898	12,398,774	3,448,491	4,109,706

Total
PV of expected future gross premiums	$51,114,620	$27,976,374	$28,314,644	$49,279,624	$26,989,614	$27,938,263
PV of expected future net premiums	21,822,789	11,836,592	11,981,537	21,381,290	11,616,443	12,042,720
PV of expected future policy benefits	79,047,970	25,004,280	26,507,907	76,237,291	24,092,695	26,772,991

As of June 30, 2024, for the life segment using current discount rates, the Company anticipates $28.3 billion of expected future gross premiums and $12.0 billion of expected future net premiums. As of June 30, 2023, using current discount rates, the Company anticipated $27.9 billion of expected future gross premiums and $12.0 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of June 30, 2024			As of June 30, 2023
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$8,930,346	$5,449,708	$5,359,418	$6,896,513	$4,338,871	$4,335,298
PV of expected future net premiums	6,100,831	3,720,108	3,658,491	4,754,498	2,985,660	2,984,554
PV of expected future policy benefits	6,287,625	3,823,510	3,758,487	4,976,470	3,116,768	3,116,389

Family Heritage
PV of expected future gross premiums	$6,998,187	$4,103,577	$3,823,106	$6,569,913	$3,903,618	$3,684,436
PV of expected future net premiums	3,092,463	1,823,728	1,690,797	2,958,074	1,771,206	1,661,020
PV of expected future policy benefits	6,909,758	3,605,315	3,249,466	6,483,691	3,436,167	3,167,461

Liberty National
PV of expected future gross premiums	$2,061,622	$1,307,386	$1,326,826	$2,212,104	$1,382,884	$1,429,939
PV of expected future net premiums	505,985	338,934	337,741	627,206	400,180	409,551
PV of expected future policy benefits	1,391,768	799,316	815,778	1,561,839	880,879	923,148

American Income
PV of expected future gross premiums	$1,792,241	$1,003,909	$1,021,346	$1,787,907	$998,307	$1,035,471
PV of expected future net premiums	373,186	208,867	205,889	360,163	201,709	201,844
PV of expected future policy benefits	656,571	322,706	328,436	640,722	315,087	328,579

Direct to Consumer
PV of expected future gross premiums	$242,288	$151,969	$154,318	$174,681	$114,216	$118,015
PV of expected future net premiums	180,882	113,247	114,876	133,047	86,840	89,674
PV of expected future policy benefits	168,428	107,143	108,617	125,192	83,188	85,856

Total
PV of expected future gross premiums	$20,024,684	$12,016,549	$11,685,014	$17,641,118	$10,737,896	$10,603,159
PV of expected future net premiums	10,253,347	6,204,884	6,007,794	8,832,988	5,445,595	5,346,643
PV of expected future policy benefits	15,414,150	8,657,990	8,260,784	13,787,914	7,832,089	7,621,433

As of June 30, 2024, for the health segment using current discount rates, the Company anticipates $11.7 billion of expected future gross premiums and $6.0 billion of expected future net premiums. As of June 30, 2023, using current discount rates, the Company anticipated $10.6 billion of expected future gross premiums and $5.3 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances as of June 30, 2024 and 2023:

	Policyholders' Account Balances
	2024			2023
	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at January 1,	$732,948	$773,039	$236,958	$739,105	$954,318	$123,234
Issuances	—	358	—	—	371	—
Premiums received	11,110	6,409	168,470	11,664	8,104	68,409
Policy charges	(6,172)	—	—	(6,516)	—	—
Surrenders and withdrawals	(11,476)	(62,562)	(7,351)	(10,622)	(87,271)	(6,324)
Benefit payments	(16,740)	(24,137)	—	(15,495)	(37,412)	—
Interest credited	13,968	12,213	9,104	14,191	14,745	3,339
Other	4,459	702	(6,556)	4,593	209	(785)
Balance at June 30,	$728,097	$706,022	$400,625	$736,920	$853,064	$187,873

	Policyholders' Account Balances
	2024			2023
	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at April 1,	$729,721	$739,019	$401,269	$737,900	$907,797	$142,686
Issuances	—	160	—	—	169	—
Premiums received	5,486	2,836	1,770	5,634	3,328	46,747
Policy charges	(3,061)	—	—	(3,197)	—	—
Surrenders and withdrawals	(5,167)	(30,999)	(3,834)	(5,238)	(43,738)	(3,021)
Benefit payments	(7,600)	(11,366)	—	(7,651)	(21,628)	—
Interest credited	6,952	5,970	5,583	7,056	7,185	2,101
Other	1,766	402	(4,163)	2,416	(49)	(640)
Balance at June 30,	$728,097	$706,022	$400,625	$736,920	$853,064	$187,873

Weighted-average credit rate	3.87%	3.35%	5.69%	3.88%	3.30%	5.18%
Net amount at risk	$1,714,347	N/A	N/A	$1,819,695	N/A	N/A
Cash surrender value	$680,564	$706,022	$400,625	$675,044	$853,064	$187,872

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policy holders and the respective guaranteed minimums as of June 30, 2024 and 2023:

	At June 30, 2024
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$1,743	$304,454
3.00%-3.99%	29,238	515,442	3,246
4.00%-4.99%	608,867	187,985	6,539
Greater than 5.00%	89,992	—	36,775
Total	728,097	705,170	351,014
51-150 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	49,611
Greater than 5.00%	—	—	—
Total	—	—	49,611
Greater than 150 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	852	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	852	—
Grand Total	$728,097	$706,022	$400,625

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	At June 30, 2023
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$2,076	$88,301
3.00%-3.99%	29,014	647,355	4,025
4.00%-4.99%	618,071	203,633	8,587
Greater than 5.00%	89,835	—	38,594
Total	736,920	853,064	139,507
51-150 basis points above
Less than 3.00%	$—	$—	$—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	48,366
Greater than 5.00%	—	—	—
Total	—	—	48,366
Greater than 150 basis points above
Less than 3.00%	$—	$—	$—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$736,920	$853,064	$187,873

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three and six month periods ended June 30, 2024 and 2023:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291
Capitalizations	234,172	87,389	50,649	6,767	378,977
Amortization expense	(77,742)	(49,605)	(25,163)	(8,252)	(160,762)
Foreign exchange adjustment	2,759	—	—	—	2,759
Balance at June 30, 2023	$2,417,480	$1,714,715	$636,209	$296,861	$5,065,265

Balance at January 1, 2024	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775
Capitalizations	259,856	78,976	58,100	6,280	403,212
Amortization expense	(87,377)	(50,420)	(27,614)	(8,272)	(173,683)
Foreign exchange adjustment	(5,711)	—	—	—	(5,711)
Balance at June 30, 2024	$2,740,138	$1,765,673	$696,905	$292,877	$5,495,593

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2023	$2,332,600	$1,699,588	$622,532	$297,542	$4,952,262
Capitalizations	118,777	39,979	26,428	3,446	188,630
Amortization expense	(39,443)	(24,852)	(12,751)	(4,127)	(81,173)
Foreign exchange adjustment	5,546	—	—	—	5,546
Balance at June 30, 2023	$2,417,480	$1,714,715	$636,209	$296,861	$5,065,265

Balance at April 1, 2024	$2,652,009	$1,754,184	$678,885	$293,747	$5,378,825
Capitalizations	132,413	36,851	32,035	3,267	204,566
Amortization expense	(44,401)	(25,362)	(14,015)	(4,137)	(87,915)
Foreign exchange adjustment	117	—	—	—	117
Balance at June 30, 2024	$2,740,138	$1,765,673	$696,905	$292,877	$5,495,593

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763
Capitalizations	996	30,591	9,734	6,320	—	47,641
Amortization expense	(3,041)	(13,200)	(6,554)	(1,903)	(94)	(24,792)
Foreign exchange adjustment	—	—	—	57	—	57
Balance at June 30, 2023	$75,349	$433,999	$136,276	$62,285	$1,760	$709,669

Balance at January 1, 2024	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735
Capitalizations	1,289	33,932	12,444	7,280	2	54,947
Amortization expense	(2,803)	(14,521)	(7,288)	(2,237)	(73)	(26,922)
Foreign exchange adjustment	—	—	—	(237)	—	(237)
Balance at June 30, 2024	$71,975	$472,254	$145,097	$71,589	$1,608	$762,523

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2023	$76,388	$425,145	$134,728	$59,890	$1,807	$697,958
Capitalizations	489	15,494	4,852	3,177	—	24,012
Amortization expense	(1,528)	(6,640)	(3,304)	(965)	(47)	(12,484)
Foreign exchange adjustment	—	—	—	183	—	183
Balance at June 30, 2023	$75,349	$433,999	$136,276	$62,285	$1,760	$709,669

Balance at April 1, 2024	$72,604	$462,346	$144,313	$68,938	$1,643	$749,844
Capitalizations	793	17,242	4,465	3,750	1	26,251
Amortization expense	(1,422)	(7,334)	(3,681)	(1,138)	(36)	(13,611)
Foreign exchange adjustment	—	—	—	39	—	39
Balance at June 30, 2024	$71,975	$472,254	$145,097	$71,589	$1,608	$762,523

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Condensed Consolidated Balance Sheets as of June 30, 2024:

	June 30,
	2024	2023
Life
American Income	$2,740,138	$2,417,480
Direct to Consumer	1,765,673	1,714,715
Liberty National	696,905	636,209
Other	292,877	296,861
Total DAC—Life	5,495,593	5,065,265

Health
United American	71,975	75,349
Family Heritage	472,254	433,999
Liberty National	145,097	136,276
American Income	71,589	62,285
Direct to Consumer	1,608	1,760
Total DAC—Health	762,523	709,669

Annuity	2,178	3,798
Total	$6,260,294	$5,778,732

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	June 30, 2024	December 31, 2023
Balance at beginning of period	$194,809	$184,286
Less reinsurance recoverables	(2,157)	(2,084)
Net balance at beginning of period	192,652	182,202
Incurred related to:
Current year	368,295	697,521
Prior years	(3,930)	(4,853)
Total incurred	364,365	692,668
Paid related to:
Current year	225,585	535,971
Prior years	128,535	146,247
Total paid	354,120	682,218
Net balance at end of period	202,897	192,652
Plus reinsurance recoverables	1,668	2,157
Balance at end of period	$204,565	$194,809

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	June 30, 2024	December 31, 2023
Policy claims and other benefits payable:
Life insurance	$321,561	$320,066
Health insurance	204,565	194,809
Total	$526,126	$514,875

        GL Q2 2024 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at June 30, 2024 and December 31, 2023.

Pension Assets by Component at June 30, 2024

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$35,996	$—	$—	$35,996	6
Equity exchange traded fund(1)	295,168	—	—	295,168	50
U.S. Government and Agency	—	180,280	—	180,280	30
Other bonds	—	4	—	4	—
Guaranteed annuity contract(2)	—	43,736	—	43,736	7
Short-term investments	8,808	—	—	8,808	2
Other	1,103	—	—	1,103	—
	$341,075	$224,020	$—	565,095	95
Other long-term investments(3)				26,977	5
Total pension assets				$592,072	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of June 30, 2024, the Globe Life Inc. Pension Plan owned less than 1% of two long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q2 2024 FORM 10-Q

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

SERP: The following tables include premiums paid for the company owned life insurance (COLI) at June 30, 2024 and 2023 and investments of the Rabbi Trust at June 30, 2024 and December 31, 2023.

	Six Months Ended June 30,
	2024	2023
Premiums paid for insurance coverage	$443	$443

	June 30, 2024	December 31, 2023
Total investments:
COLI	$56,423	$55,185
Exchange traded funds	92,857	86,156
	$149,280	$141,341

Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Pension Plans	$581,490	$554,957
SERP	72,579	72,603
Benefit obligation	$654,069	$627,560

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and six month periods ended June 30, 2024 and 2023.
Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost—benefits earned during the period	$6,228	$5,390	$12,449	$10,782
Interest cost on projected benefit obligation	8,308	7,834	16,575	15,668
Expected return on assets	(10,647)	(9,656)	(21,293)	(19,312)
Amortization:
Prior service cost	269	269	538	538
Actuarial (gain) loss	6	(52)	12	(104)
Net periodic benefit cost	$4,164	$3,785	$8,281	$7,572

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	91,441,350	95,330,416	92,653,478	95,856,391
Weighted average dilutive options outstanding	—	921,019	333,855	1,228,920
Diluted weighted average shares outstanding	91,441,350	96,251,435	92,987,333	97,085,311

Antidilutive shares	4,958,491	492,970	2,063,624	351,343

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out of the money employee and Director stock options.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				June 30, 2024				December 31, 2023
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(3,359)	$546,641	$522,121	$546,283
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(3,099)	396,901	320,552	396,670
Senior notes(1)	05/19/2022	06/15/2032	4.800%	250,000	(3,928)	246,072	229,785	245,873
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,565)	123,435	109,258	123,427
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,653)	317,347	194,480	317,306
Total long-term debt				1,650,000	(19,604)	1,630,396	1,376,196	1,629,559

Term loan(2)	05/11/2023	11/11/2024	6.420%	170,000	(196)	169,804	169,804	169,549
FHLB borrowings				180,000	—	180,000	180,000	—
Commercial paper				313,225	(8,423)	304,802	304,802	316,564
Total short-term debt				663,225	(8,619)	654,606	654,606	486,113

Total debt				$2,313,225	$(28,223)	$2,285,002	$2,030,802	$2,115,672
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

The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $1 billion, less any letters of credit issued. Interest is charged at variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of June 30, 2024, the Company was in full compliance with these covenants.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2024	December 31, 2023	June 30, 2023
Balance of commercial paper at end of period (par value)	$313,225	$319,000	$260,000
Annualized interest rate	6.02%	5.71%	5.57%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	571,775	316,000	375,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Average balance of commercial paper outstanding during period (par value)	$392,905	$313,259
Daily-weighted average interest rate (annualized)	5.76%	5.21%
Maximum daily amount outstanding during period (par value)	$633,425	$477,700
Commercial paper issued during period (par value)	997,492	1,055,000
Commercial paper matured during period (par value)	(1,003,267)	(1,080,000)
Net commercial paper issued (matured) during period (par value)	(5,775)	(25,000)

Federal Home Loan Bank (FHLB): FHLB membership provides certain of our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

Globe Life owned $36.4 million in FHLB common stock as of June 30, 2024 and $22.3 million as of December 31, 2023. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life. As of June 30, 2024, Globe Life's insurance subsidiaries maximum borrowing capacity under the FHLB facility was approximately $640 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.4 billion. As of June 30, 2024, $303 million in funding agreements were outstanding with the FHLB, compared to $138 million as of December 31, 2023. This amount is included in "Other policyholders' funds" in the Condensed Consolidated Balance Sheets. In addition, the Company had $180 million in short-term borrowings from the FHLB as of June 30, 2024, compared to $0 as of December 31, 2023, this amount is recorded in "Short-term debt".

Note 12—Business Segments

Globe Life is organized into four segments: life insurance, supplemental health insurance, annuities, and investments. In addition, other expenses not included in these segments are reported in "Corporate & Other."

Globe Life's reportable insurance segments are based on the insurance product lines it markets and administers: life insurance, supplemental health insurance, and annuities. These major product lines are set out as reportable segments because of the common characteristics of products within these categories, comparability of margins, and

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
the similarity in regulatory environment and management techniques. There is also an investment segment that manages the investment portfolio and cash flow for the insurance segments and the corporate function. The Company's chief operating decision makers evaluate the overall performance of the operations of the Company in accordance with these segments.

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

The following tables present segment premium revenue by each of Globe Life's distribution channels.

	Premium Income by Distribution Channel

	Three Months Ended June 30, 2024
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$423,534	52	$30,721	9	$—	—	$454,255	39
Direct to Consumer	248,839	31	18,132	5	—	—	266,971	23
Liberty National	92,197	11	47,705	14	—	—	139,902	12
United American	1,558	—	149,230	42	—	—	150,788	13
Family Heritage	1,645	—	105,855	30	—	—	107,500	9
Other	47,709	6	—	—	—	—	47,709	4
	$815,482	100	$351,643	100	$—	—	$1,167,125	100

	Three Months Ended June 30, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$394,620	51	$29,527	9	$—	—	$424,147	38
Direct to Consumer	248,607	32	17,175	5	—	—	265,782	24
Liberty National	86,634	11	46,903	14	—	—	133,537	12
United American	1,849	—	137,453	42	—	—	139,302	13
Family Heritage	1,513	—	98,129	30	—	—	99,642	9
Other	48,510	6	—	—	—	—	48,510	4
	$781,733	100	$329,187	100	$—	—	$1,110,920	100

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2024
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$837,578	52	$61,218	9	$—	—	$898,796	39
Direct to Consumer	496,879	31	35,998	5	—	—	532,877	23
Liberty National	182,974	11	95,335	14	—	—	278,309	12
United American	3,401	—	290,865	42	—	—	294,266	13
Family Heritage	3,261	—	209,246	30	—	—	212,507	9
Other	95,654	6	—	—	—	—	95,654	4
	$1,619,747	100	$692,662	100	$—	—	$2,312,409	100

	Six Months Ended June 30, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$782,132	51	$59,121	9	$—	—	$841,253	38
Direct to Consumer	496,274	32	34,423	5	—	—	530,697	24
Liberty National	171,837	11	93,875	14	—	—	265,712	12
United American	3,731	—	270,060	42	—	—	273,791	12
Family Heritage	2,993	—	194,201	30	—	—	197,194	9
Other	97,363	6	—	—	—	—	97,363	5
	$1,554,330	100	$651,680	100	$—	—	$2,206,010	100

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

        GL Q2 2024 FORM 10-Q

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

	Three Months Ended June 30, 2024
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$815,482	$351,643	$—	$—	$—	$—		$1,167,125
Net investment income	—	—	—	285,636	—	—		285,636
Other income	—	—	—	—	74	—		74
Total revenue	815,482	351,643	—	285,636	74	—		1,452,835
Expenses:
Policy benefits	518,792	205,423	5,943	5,536	—	—		735,694
Required interest on reserves	(201,815)	(27,410)	(8,084)	237,309	—	—		—
Amortization of acquisition costs	87,915	13,611	389	—	—	—		101,915
Commissions, premium taxes, and non-deferred acquisition costs	90,267	59,531	4	—	—	—		149,802
Insurance administrative expense(1)	—	—	—	—	82,196	916	(2)	83,112
Parent expense	—	—	—	—	3,130	2,776	(2,3)	5,906
Stock-based compensation expense	—	—	—	—	10,090	—		10,090
Interest expense	—	—	—	—	31,404	—		31,404
Total expenses	495,159	251,155	(1,748)	242,845	126,820	3,692		1,117,923
Subtotal	320,323	100,488	1,748	42,791	(126,746)	(3,692)		334,912
Non-operating items	—	—	—	—	—	3,692	(2,3)	3,692
Measure of segment profitability (pretax)	$320,323	$100,488	$1,748	$42,791	$(126,746)	$—		338,604

Realized gains (losses)								(12,589)
Legal costs and proceedings								(2,435)
Non-operating expenses								(1,257)
Income before income taxes per Condensed Consolidated Statements of Operations								$322,323
(1)Administrative expense is not allocated to insurance segments.
(2)Legal costs and proceedings.
(3)Non-operating expenses.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments	Consolidated
Revenue:
Premium	$781,733	$329,187	$—	$—	$—	$—	$1,110,920
Net investment income	—	—	—	261,244	—	—	261,244
Other income	—	—	—	—	85	—	85
Total revenue	781,733	329,187	—	261,244	85	—	1,372,249
Expenses:
Policy obligations	512,664	195,924	7,107	1,815	—	—	717,510
Required interest on reserves	(191,781)	(26,548)	(9,715)	228,044	—	—	—
Amortization of acquisition costs	81,173	12,484	423	—	—	—	94,080
Commissions, premium taxes, and non-deferred acquisition costs	83,547	54,908	4	—	—	—	138,459
Insurance administrative expense(1)	—	—	—	—	75,459	—	75,459
Parent expense	—	—	—	—	3,088		3,088
Stock-based compensation expense	—	—	—	—	7,486	—	7,486
Interest expense	—	—	—	—	25,818	—	25,818
Total expenses	485,603	236,768	(2,181)	229,859	111,851	—	1,061,900
Subtotal	296,130	92,419	2,181	31,385	(111,766)	—	310,349
Non-operating items	—	—	—	—	—	—	—
Measure of segment profitability (pretax)	$296,130	$92,419	$2,181	$31,385	$(111,766)	$—	310,349

Realized gains (losses)							(45,843)
Income before income taxes per Condensed Consolidated Statements of Operations							$264,506
(1)Administrative expense is not allocated to insurance segments.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2024
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$1,619,747	$692,662	$—	$—	$—	$—		$2,312,409
Net investment income	—	—	—	568,214	—	—		568,214
Other income	—	—	—	—	150	—		150
Total revenue	1,619,747	692,662	—	568,214	150	—		2,880,773
Expenses:
Policy obligations	1,038,663	407,750	12,070	9,004	—	—		1,467,487
Required interest on reserves	(401,522)	(54,583)	(16,529)	472,634	—	—		—
Required interest on DAC	—	—	—	—	—	—		—
Amortization of acquisition costs	173,683	26,922	788	—	—	—		201,393
Commissions, premium taxes, and non-deferred acquisition costs	179,589	118,315	8	—	—	—		297,912
Insurance administrative expense(1)	—	—	—	—	162,607	916	(2)	163,523
Parent expense	—	—	—	—	5,956	3,486	(2,3)	9,442
Stock-based compensation expense	—	—	—	—	19,357	—		19,357
Interest expense	—	—	—	—	60,025	—		60,025
Total expenses	990,413	498,404	(3,663)	481,638	247,945	4,402		2,219,139
Subtotal	629,334	194,258	3,663	86,576	(247,795)	(4,402)		661,634
Non-operating items	—	—	—	—	—	4,402	(2,3)	4,402
Measure of segment profitability (pretax)	$629,334	$194,258	$3,663	$86,576	$(247,795)	$—		666,036

Realized gains (losses)								(24,388)
Legal costs and proceedings								(2,435)
Non-operating expenses								(1,967)
Income before income taxes per Condensed Consolidated Statements of Operations								$637,246
(1)Administrative expense is not allocated to insurance segments.
(2)Legal costs and proceedings.
(3)Non-operating expenses.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments	Consolidated
Revenue:
Premium	$1,554,330	$651,680	$—	$—	$—	$—	$2,206,010
Net investment income	—	—	—	518,349	—	—	518,349
Other income	—	—	—	—	135	—	135
Total revenue	1,554,330	651,680	—	518,349	135	—	2,724,494
Expenses:
Policy obligations	1,020,641	386,886	14,648	3,262	—	—	1,425,437
Required interest on reserves	(381,602)	(52,871)	(19,974)	454,447	—	—	—
Amortization of acquisition costs	160,762	24,792	848	—	—	—	186,402
Commissions, premium taxes, and non-deferred acquisition costs	167,125	109,122	9	—	—	—	276,256
Insurance administrative expense(1)	—	—	—	—	149,366	—	149,366
Parent expense	—	—	—	—	5,673	—	5,673
Stock-based compensation expense	—	—	—	—	15,165	—	15,165
Interest expense	—	—	—	—	50,685	—	50,685
Total expenses	966,926	467,929	(4,469)	457,709	220,889	—	2,108,984
Subtotal	587,404	183,751	4,469	60,640	(220,754)	—	615,510
Non-operating items	—	—	—	—	—	—	—
Measure of segment profitability (pretax)	$587,404	$183,751	$4,469	$60,640	$(220,754)	$—	615,510

Realized gains (losses)							(76,770)
Income before income taxes per Condensed Consolidated Statements of Operations							$538,740
(1)Administrative expense is not allocated to insurance segments.

        GL Q2 2024 FORM 10-Q

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
7.Litigation results or regulatory actions against the Company;
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

        GL Q2 2024 FORM 10-Q

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

Net investment income (Required interest on policy liabilities) Excess investment income

        GL Q2 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights.
•Net income as a return on equity (ROE) for the six months ended June 30, 2024 was 20.8% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 14.5%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 4% for the period from $1.55 billion in 2023 to $1.62 billion in 2024.
•Net investment income increased 10% over the same period in the prior year.
•Total net sales increased 10% over the same period in the prior year from $379 million in 2023 to $415 million in 2024. The average producing agent count across all of the exclusive agencies increased 13% over the prior year.
•Book value per share increased 40% over the same period in the prior year from $41.44 to $58.06. Book value per share, excluding accumulated other comprehensive income(1), increased 14% over the prior year from $72.09 in 2023 to $82.38 in 2024.
The following graphs represent net income and net operating income for the six month periods ended June 30, 2024 and 2023.

Net Income
(Dollar amounts in thousands)
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$438,870
$512,572
2023
2024

Net Operating Income
(Dollar amounts in thousands)
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$499,518
$535,316
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
Net operating income as an ROE, excluding accumulated other comprehensive income (AOCI), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(2.2) billion and $(2.9) billion for the six months ended June 30, 2024 and 2023, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(24.32) and $(30.65) for the six months ended June 30, 2024 and 2023, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q2 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income increased 17% to $513 million during the six months ended June 30, 2024, compared with $439 million in the same period in 2023. On a diluted per common share basis, net income per common share for the six months ended June 30, 2024 increased 22% from $4.52 to $5.51.

Net operating income increased 7% to $535 million for the six months ended June 30, 2024, compared with $500 million for the same period in 2023, primarily due to a 43% increase in excess investment income as well as a 7% increase in life underwriting margin. On a diluted per common share basis, net operating income per common share for the six months ended June 30, 2024 increased from $5.15 to $5.76, a 12% increase. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

Net operating income is primarily comprised of insurance underwriting margin plus excess investment income, offset by operating expenses. As previously noted, a component of insurance underwriting margin is policy obligations, which includes for each reporting period the change in the liability for future policy benefits (LFPB). The LFPB is determined each reporting period based on the net level premium method. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date, and expected future experience based on future cash-flow assumptions. See Note 6—Policy Liabilities for additional information. The policy liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience in the form of remeasurement gains and losses during the period. If actual mortality, morbidity, and lapse experience equals our expected assumptions used in the development of our liability for future policy benefits, there would be no impact to our financial results. Actual experience can have a material impact on financial results to the extent it significantly deviates from the expected assumptions which are used to develop our estimates of the liability for future policy benefits and amortization of the deferred acquisition cost asset (DAC). For example, deviations in actual versus expected lapses in the early policy years tend to have a larger impact on DAC amortization than LFPB change in reserves. Conversely, deviations in actual versus expected lapses in the later policy years typically have a larger impact on LFPB change in reserves than DAC amortization. This is due to the release of DAC and LFPB where DAC capitalization in earlier years is amortizing over time and the LFPB is increasing over time as the policy stays inforce. Disaggregated rollforwards of our present value of expected future net premiums and our expected future policy benefits are presented within Note 6—Policy Liabilities, which include disclosure of remeasurement gain (loss) for the effect of actual variances from expected experience and the changes in assumptions (mortality, morbidity, and lapses) on future cash flows.

Excluding our Direct to Consumer Division, we sell our policies primarily through independently contracted agents (“agents”) who earn commissions in accordance with contracts they have with the respective insurance subsidiary of the Company. These contract arrangements with agents cover commission structures and rates, contract periods, credit terms for settlement of agent advance accounts, vesting rights in future renewal commissions upon termination of contracts and responsibility for premium collections. Contract terms with agents vary, but generally commissions are earned over the life of the policy as premiums are paid. Commissions are calculated on a policy-by-policy basis and vary by product type and policy year. Commission rates are higher for the first-year premium when a policy is issued and are generally reduced for policies that remain in effect for renewal periods (e.g., commission rates may reduce in years 2-10 and again in year 11 and after). After a certain period (typically 10 years), commission rates become constant over the remaining life of the policy and are considered level commissions.

Generally, commissions are paid to an agent when due over the life of a policy as premiums are paid. However, some agents may qualify to have their commissions (primarily first-year commissions) paid in advance of when the commissions are earned. To the extent an advance is made, we will generally advance up to 65% of first year commissions. This creates an agent debit balance which is classified within “Other receivables” in the consolidated financial statements. If an agent has an agent debit balance with the company, commissions earned by that agent are generally first applied to reduce the amounts owed the company. Any excess will be paid to the agent in cash.

        GL Q2 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Commissions are earned by the agent over the contract period as long as premium is paid by the policyholder and the policy stays in force. As the commissions are earned by the agent and commission expense is incurred by the Company the agent debit balance is reduced. The portion of commission expense incurred related to non-level commissions is deferred and recorded as “Deferred acquisition cost.” The portion of level commission is recognized as an expense within “Commissions, premium taxes, and non-deferred acquisition costs.”

The Company continues to see positive signs in its core operations, including sales and premium growth, and a strong ROE, excluding accumulated other comprehensive income.

        GL Q2 2024 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023	Change	%
Life insurance underwriting margin	$629,334	$587,404	$41,930	7
Health insurance underwriting margin	194,258	183,751	10,507	6
Annuity underwriting margin	3,663	4,469	(806)	(18)
Excess investment income	86,576	60,640	25,936	43
Other insurance:
Other income	150	135	15	11
Administrative expense	(162,607)	(149,366)	(13,241)	9
Corporate and other	(85,338)	(71,523)	(13,815)	19
Pre-tax total	666,036	615,510	50,526	8
Applicable taxes	(130,720)	(115,992)	(14,728)	13
Net operating income	535,316	499,518	35,798	7
Reconciling items, net of tax:
Realized gains (losses)	(19,266)	(60,648)	41,382
Non-operating expenses	(1,554)	—	(1,554)
Legal costs and proceedings	(1,924)	—	(1,924)
Net income	$512,572	$438,870	$73,702	17

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $42 million compared with the prior period, primarily a result of increased premiums and favorable policy obligations as a percent of premium. Excess investment income increased $26 million compared with the prior period, resulting from growth in our invested assets and increased yields due to higher interest rates. The health segment contributed to the growth in income as well, contributing $194 million of underwriting margin in the first six months of 2024 compared with $184 million in the first six months of 2023.

        GL Q2 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2024, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division (American Income). The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the six months ended June 30, 2024.

Total premium income rose 5% for the six months ended June 30, 2024 to $2.31 billion. Total net sales increased 10% to $415 million, when compared with 2023. Total first-year collected premium (defined in the following section) increased 12% to $333 million for 2024 compared to $297 million in 2023.

Life insurance premium income increased 4% to $1.62 billion over the prior-year total of $1.55 billion. Life net sales rose 8% to $303 million for the first six months of 2024. First-year collected life premium increased 9% to $227 million. Life underwriting margin, as a percent of premium, increased to 39% for 2024 from 38%. Underwriting margin increased to $629 million in 2024, compared to $587 million for the same period in 2023.

Health insurance premium income increased 6% to $693 million over the prior-year total of $652 million. Health net sales rose 13% to $112 million for the first six months of 2024. First-year collected health premium rose 20% to $107 million. Health underwriting margin, as a percent of premium, was 28% for 2024 and 2023. Health underwriting margin increased 6% to $194 million for the first six months of 2024, compared to the same period in 2023.

Excess investment income, the measure of profitability of our investment segment, increased 43% during the first six months of 2024 to $86.6 million from $60.6 million in the same period in 2023. Excess investment income per common share, reflecting the impact of our share repurchase program and increased net investment income, increased 50% to $0.93 from $0.62 when compared with the same period in 2023.

Insurance administrative expenses increased 9% in 2024 when compared with the prior-year period. These expenses were 7.0% as a percent of premium during 2024 compared to 6.8% in 2023.

For the six months ended June 30, 2024, the Company repurchased 4.0 million Globe Life Inc. shares at a total cost of $330 million for an average share price of $83.17.

        GL Q2 2024 FORM 10-Q

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
•Net sales is calculated as annualized premium issued, net of cancellations in the first thirty days after issue, except in the case of Direct to Consumer, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period (typically 1 month) has expired. Management considers net sales to be a better indicator of the rate of premium growth than annualized premium issued since annualized premium issued excludes cancellations, and cancellations do not contribute to premium income.
•First-year collected premium is defined as the premium collected during the reporting period for all policies in their first policy year. First-year collected premium takes lapses into account in the first year when lapses are more likely to occur, and thus is a useful indicator of how much new premium is expected to be added to premium income in the future. First-year collected premiums are lower than net sales over the prior 12 months because premiums are not collected on lapsed policies after the date of lapse.

Cancellations are not included in lapses.

Approximately 90% of our premiums are collected monthly; however, other premium payment options such as quarterly and annual are offered by the Company and may be elected by the policyholder. The majority of premiums are paid by way of automatic draft or electronic payment from our policyholders and to a lesser extent from other payment methods such as check, credit card, and worksite payroll deduction.

See further discussion of the distribution channels below for Life and Health.

        GL Q2 2024 FORM 10-Q

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

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,619,747	100	$1,554,330	100	$65,417	4

Policy obligations	1,038,663	64	1,020,641	66	18,022	2
Required interest on reserves	(401,522)	(25)	(381,602)	(25)	(19,920)	5
Net policy obligations	637,141	39	639,039	41	(1,898)	—
Commissions, premium taxes, and non-deferred acquisition expenses	179,589	11	167,125	11	12,464	7
Amortization of acquisition costs	173,683	11	160,762	10	12,921	8
Total expense	990,413	61	966,926	62	23,487	2
Insurance underwriting margin	$629,334	39	$587,404	38	$41,930	7

Net policy obligations amounted to 39% of premium for the six months ended June 30, 2024 compared to 41% in the year ago period.

The table below summarizes life underwriting margin by distribution channel.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024		2023		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
American Income	$379,730	45	$355,104	45	$24,626	7
Direct to Consumer	122,433	25	112,594	23	9,839	9
Liberty National	61,785	34	56,076	33	5,709	10
Other	65,386	64	63,630	61	1,756	3
Total	$629,334	39	$587,404	38	$41,930	7

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$837,578	52	$782,132	50	$55,446	7
Direct to Consumer	496,879	31	496,274	32	605	—
Liberty National	182,974	11	171,837	11	11,137	6
Other	102,316	6	104,087	7	(1,771)	(2)
Total	$1,619,747	100	$1,554,330	100	$65,417	4

Annualized life premium in force was $3.27 billion at June 30, 2024, an increase of 4% over $3.14 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$191,863	63	$165,269	59	$26,594	16
Direct to Consumer	59,177	20	64,096	23	(4,919)	(8)
Liberty National	47,494	16	45,248	16	2,246	5
Other	4,466	1	5,044	2	(578)	(11)
Total	$303,000	100	$279,657	100	$23,343	8

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$150,362	66	$129,907	62	$20,455	16
Direct to Consumer	35,716	16	40,835	20	(5,119)	(13)
Liberty National	36,764	16	32,423	16	4,341	13
Other	3,947	2	4,381	2	(434)	(10)
Total	$226,789	100	$207,546	100	$19,243	9

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and other affinity groups and continues to diversify its lead sources, utilizing third-party internet vendor leads and obtaining referrals to facilitate sustainable growth. This Division is Globe Life's largest contributor of life premium of any distribution channel at 52% of the Company's June 30, 2024 total life premium. For the six months ended June 30, 2024, the average monthly life premium issued per policy was $57 as compared to $53 for the same period in the prior year. Net sales were $192 million for the six months ended June 30, 2024, up from $165 million in the year-ago period. The underwriting margin, as a percent of premium, was 45% for the six months ended June 30, 2024 and 2023.

Below is the average producing agent count for the six months ended June 30, 2024 for the American Income Life Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count increased 14% over the year-ago period, and over 65% of the Division's net sales are driven by agents that have been producing for the Division for 6 months or more. The increase in average producing agent count was driven by an increase in new agent recruiting along with continued improvement in new agent retention. Sales growth in this Division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

	At June 30,		Change
	2024	2023	Amount	%
American Income	11,504	10,101	1,403	14

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the Division has made considerable investments in information technology, including a customer relationship management (CRM) tool for the agency force. This tool is designed to drive productivity in lead distribution, conservation of business, manager dashboards and new agent recruiting. Additionally, this Division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training, and sales activity. The agents have shifted to primarily a virtual experience with the customers and have generated a vast majority of sales through virtual presentations. We find this flexibility to be enticing for new recruits as well as a driver of sustainability for our agency force.

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

DTC net sales declined 8% to $59 million for the six months ended June 30, 2024 compared with $64 million for the same period in the prior year. This decline is due primarily to reductions in direct mail and mailing insert marketing activity resulting from the impact of inflation on postage, paper and online advertising costs. While total sales have declined, the focus has been on improving profitability and improving the underwriting margin. DTC’s underwriting margin, as a percent of premium, was 25% for the six months ended June 30, 2024 compared with 23% for the same period in 2023.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 34% for the six months ended June 30, 2024, up from 33% during the same period a year ago. The increase is primarily attributable to increased premiums and lower policy obligations as a percent of premium, during the first six months of 2024 as compared to same period in 2023. For the six months ended June 30, 2024, the average monthly life premium per policy issued was $43 the same as in the prior year period.

Net sales rose 5% in the six months ended June 30, 2024 over the same period in 2023 due primarily to increased agent count.

Below is the average producing agent count for the six months ended June 30, 2024 and 2023 for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At June 30,		Change
	2024	2023	Amount	%
Liberty National	3,560	3,096	464	15

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

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The other distribution channels contributed $102 million of life premium income, or 6% of Globe Life's total life premium income in the six months ended June 30, 2024, and contributed 1% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance including Retiree Health Insurance business, accident coverage, and other limited-benefit supplemental health products including accident, cancer, critical illness, heart, and intensive care products.

Health premium accounted for 30% of our total premium in 2024, while the health underwriting margin accounted for 24% of total underwriting margin. Health underwriting margin increased 6% to $194 million compared to $184 million in the prior year. The Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$692,662	100	$651,680	100	$40,982	6

Policy obligations	407,750	59	386,886	59	20,864	5
Required interest on reserves	(54,583)	(8)	(52,871)	(8)	(1,712)	3
Net policy obligations	353,167	51	334,015	51	19,152	6
Commissions, premium taxes, and non-deferred acquisition expenses	118,315	17	109,122	17	9,193	8
Amortization of acquisition costs	26,922	4	24,792	4	2,130	9
Total expense	498,404	72	467,929	72	30,475	7
Insurance underwriting margin	$194,258	28	$183,751	28	$10,507	6

The table below summarizes health underwriting margin by distribution channel.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024		2023		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
United American	$28,477	10	$27,691	10	$786	3
Family Heritage	72,449	35	64,453	33	7,996	12
Liberty National	53,072	56	53,078	57	(6)	—
American Income	38,284	63	36,555	62	1,729	5
Direct to Consumer	1,976	5	1,974	6	2	—
Total	$194,258	28	$183,751	28	$10,507	6

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$290,865	42	$270,060	42	$20,805	8
Family Heritage	209,246	30	194,201	30	15,045	8
Liberty National	95,335	14	93,875	14	1,460	2
American Income	61,218	9	59,121	9	2,097	4
Direct to Consumer	35,998	5	34,423	5	1,575	5
Total	$692,662	100	$651,680	100	$40,982	6

Premium related to limited-benefit supplemental health products comprise $388 million, or 56%, of the total health premiums for the six months ended June 30, 2024, compared with $366 million, or 56%, in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $305 million, or 44%, for the six months ended June 30, 2024, compared with $286 million, or 44%, in the same period in the prior year.

Annualized health premium in force was $1.44 billion at June 30, 2024, an increase of 7% over $1.34 billion a year earlier.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$34,651	31	$28,313	29	$6,338	22
Family Heritage	49,536	44	45,553	46	3,983	9
Liberty National	15,969	14	15,154	15	815	5
American Income	10,386	9	9,216	9	1,170	13
Direct to Consumer	1,643	2	1,257	1	386	31
Total	$112,185	100	$99,493	100	$12,692	13

Health net sales related to limited-benefit supplemental health products comprise $84 million, or 75%, of the total health net sales for the six months ended June 30, 2024, compared with $77 million, or 78%, in the same period in the prior year. Medicare Supplement sales make up the remaining $28 million, or 25%, for 2024 compared with $22 million, or 22%, in the same period in the prior year.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$42,434	40	$31,585	36	$10,849	34
Family Heritage	38,666	36	35,030	39	3,636	10
Liberty National	14,102	13	12,414	14	1,688	14
American Income	9,568	9	8,371	9	1,197	14
Direct to Consumer	1,885	2	1,732	2	153	9
Total	$106,655	100	$89,132	100	$17,523	20

First-year collected premium related to limited-benefit supplemental health products is $77 million, or 72%, of total first-year collected premium for the six months ended June 30, 2024 compared with $64 million, or 71%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies make up the remaining $30 million, or 28%, for the six months ended June 30, 2024 compared with $25 million, or 29%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with net sales up 22% from the same period in the prior-year period.
This Division includes three different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Group Benefits, which offers group worksite supplemental health insurance through brokers.

The majority of the premium revenue comes from Medicare Supplement. Underwriting margin as a percent of premium for the Division was 10% for the six months ended June 30, 2024 and 2023.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 35% for the six months ended June 30, 2024 compared with 33% in 2023.
The Division experienced a 9% rise in health net sales as compared with the six-month period a year ago, primarily due to improved agent productivity and training. The Division will continue to implement incentive and retention programs to further these increases in the number of producing agents.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count was flat compared with the same period a year ago; however, the Division has recently increased efforts to grow agent count and middle management. While growth in net sales and earned premium is impacted by agent productivity, growth in the number of average producing agents is what will ultimately be the primary driver of future growth in sales, similar to our other exclusive agencies.

	At June 30,		Change
	2024	2023	Amount	%
Family Heritage	1,328	1,322	6	—

The Liberty National Division represented 14% of all Globe Life health premium income for the six months ended June 30, 2024. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer and critical illness insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $95 million for the six months ended June 30, 2024 up from $94 million for the same period in 2023. Liberty National's first-year collected premium rose 14% to $14 million in the six months ended June 30, 2024 compared with $12 million for the same period in 2023. Health net sales for the six months ended June 30, 2024 rose 5% from the comparable period in 2023, a result of the continued impact of the Division's return to face-to-face customer interaction, and the option of virtual sales. For the six months ended June 30, 2024 and 2023, underwriting margin as a percent of premium was 56% and 57%, respectively.

The Other agency distribution channels, while primarily focused on selling life insurance, also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 14% of health premium for the six months ended June 30, 2024 and 2023.

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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Net investment income	$568,214	$518,349	$49,865	10
Interest on policy liabilities(1)	(481,638)	(457,709)	(23,929)	5
Excess investment income	$86,576	$60,640	$25,936	43

Excess investment income per diluted share	$0.93	$0.62	$0.31	50

Mean invested assets (at amortized cost)	$21,307,683	$20,227,250	$1,080,433	5
Average insurance policy liabilities	17,395,345	16,580,338	815,007	5
(1)Interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income increased $25.9 million, or 43%, compared with the year-ago period. Excess investment income per diluted common share was $0.93 for the six months ended June 30, 2024, an increase of 50% over the prior-year period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the six months ended June 30, 2024 was $568 million or 10% greater than the year-ago period. Mean invested assets increased 5% during the first six months of 2024 over the same period last year. The effective annual yield rate earned on the fixed maturity portfolio was 5.26% in the first six months of 2024, compared with 5.18% a year earlier. Investment income grew in the current period primarily due to the growth in invested assets and higher interest rates compared to the prior year. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the six months ended June 30, 2024 was 8.47%. The earned yield on limited partnership investments for the six months ended June 30, 2024 was 8.90%. See additional information in Note 4—Investments.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available for sale debt securities included in accumulated other comprehensive income (loss) as of June 30, 2024, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

        GL Q2 2024 FORM 10-Q

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

In comparison to the year-ago period, required interest on insurance policy liabilities increased $24 million, or 5%, to $482 million, compared with the 5% growth in average interest-bearing insurance policy liabilities.

Realized Gains and Losses. Our life and health insurance companies collect premium income from policyholders for the eventual payment of policyholder benefits, sometimes paid for many years or even decades in the future. Since benefits are expected to be paid in future periods, premium receipts in excess of current expenses are invested to provide for these obligations. For this reason, we hold a significant investment portfolio as a part of our core insurance operations. This portfolio consists primarily of high-quality fixed maturities containing an adequate yield to provide for the cost of carrying these long-term insurance product obligations. As a result, fixed maturities are generally held for long periods to support these obligations. Expected yields on these investments are taken into account when setting insurance premium rates and product profitability expectations.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2024		2023
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(7,840)	$(0.09)	$(8,544)	$(0.09)
Matured or other redemptions(1)	(39)	—	(117)	—
Provision for credit losses	(13)	—	(57,281)	(0.59)
Fair value option—change in fair value	(15,084)	(0.16)	5,598	0.06
Mortgages	(1,701)	(0.02)	(3,839)	(0.04)
Other investments	910	0.01	(299)	—
Total realized gains (losses)—investments	(23,767)	(0.26)	(64,482)	(0.66)
Other gains (losses)(2)	4,501	0.05	3,834	0.04
Total realized gains (losses)	$(19,266)	$(0.21)	$(60,648)	$(0.62)
(1)During the six months ended June 30, 2024 and 2023, the Company recorded $78.9 million and $17.9 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in no realized gains (losses), net of tax in either period.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.

        GL Q2 2024 FORM 10-Q

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
Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cost of acquisitions:
Investment-grade corporate securities	$898,390	$370,711
Investment-grade municipal securities	6,520	299,280
Other securities	18,186	—
Total fixed maturity acquisitions(1)	$923,096	$669,991

Effective annual yield (one year compounded)(2)	5.94%	5.79%
Average life (in years, to next call)	30.9	17.4
Average life (in years, to maturity)	33.0	24.6
Average rating	A-	A+
(1)Fixed maturity acquisitions included unsettled trades of $0 in 2024 and $47 million in 2023.
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

Acquisitions in 2023 and 2024 consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first six months of 2024, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.26%, up approximately 8 basis points from the yield in the first six months of 2023. The increase in taxable equivalent effective yield was primarily due to new purchases at yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2024, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted, capital-adjusted return.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	June 30, 2024	December 31, 2023	June 30, 2023
Average annual effective yield(1)	5.24%	5.23%	5.21%
Average life, in years, to:
Next call(2)	15.1	14.6	14.5
Maturity(2)	19.1	18.6	18.3
Effective duration to:
Next call(2,3)	8.9	9.0	8.8
Maturity(2,3)	10.7	10.7	10.4
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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2024 and December 31, 2023.

Fixed Maturities by Sector
June 30, 2024
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$106,829	$—	$(12,187)	$94,642	$2,577,375	$40,896	$(197,026)	$2,421,245	13	14
Banks	65,814	28	(5,491)	60,351	1,165,256	14,924	(74,408)	1,105,772	6	6
Other financial	74,966	—	(24,009)	50,957	1,308,689	16,552	(167,771)	1,157,470	7	7
Total financial	247,609	28	(41,687)	205,950	5,051,320	72,372	(439,205)	4,684,487	26	27
Industrial
Energy	44,615	—	(6,722)	37,893	1,404,385	35,821	(79,043)	1,361,163	7	8
Basic materials	—	—	—	—	1,203,105	22,654	(90,329)	1,135,430	6	6
Consumer, non-cyclical	—	—	—	—	2,146,048	15,732	(235,750)	1,926,030	11	11
Other industrials	5,178	—	(31)	5,147	1,106,191	16,433	(109,505)	1,013,119	6	6
Communications	—	—	—	—	914,943	11,912	(100,132)	826,723	5	5
Transportation	8,403	—	(407)	7,996	564,907	11,095	(36,551)	539,451	3	3
Consumer. cyclical	135,775	67	(25,801)	110,041	520,691	3,093	(68,726)	455,058	3	2
Technology	50,279	—	(869)	49,410	360,568	1,168	(60,775)	300,961	2	2
Total industrial	244,250	67	(33,830)	210,487	8,220,838	117,908	(780,811)	7,557,935	43	43
Utilities	29,309	—	(1,500)	27,809	2,133,247	40,493	(124,426)	2,049,314	11	11
Total corporates	521,168	95	(77,017)	444,246	15,405,405	230,773	(1,344,442)	14,291,736	80	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	890,407	5,758	(158,168)	737,997	5	4
Revenues	—	—	—	—	2,365,422	22,023	(315,188)	2,072,257	12	12
Total states, municipalities, and political divisions	—	—	—	—	3,255,829	27,781	(473,356)	2,810,254	17	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	443,826	3	(52,423)	391,406	2	2
Collateralized debt obligations	36,945	5,779	—	42,724	36,945	5,779	—	42,724	—	—
Other asset-backed securities	5,989	—	(17)	5,972	80,136	1	(3,249)	76,888	1	1
Total fixed maturities	$564,102	$5,874	$(77,034)	$492,942	$19,222,141	$264,337	$(1,873,470)	$17,613,008	100	100

        GL Q2 2024 FORM 10-Q

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

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio as of June 30, 2024, representing 80% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2024, the total fixed maturity portfolio consisted of 981 issuers.

Fixed maturities had a fair value of $17.6 billion at June 30, 2024, compared with $17.9 billion at December 31, 2023. The net unrealized loss position in the fixed-maturity portfolio increased from $1.0 billion at December 31, 2023 to $1.6 billion at June 30, 2024 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at June 30, 2024 and December 31, 2023, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by composite quality rating at June 30, 2024 and December 31, 2023, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s available ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse, or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings at amortized cost, net of allowance for credit losses, of $417 million ($373 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At June 30, 2024
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$966,626	5	$864,189	5
AA	3,245,603	17	2,754,721	15
A	5,637,834	29	5,305,282	30
BBB+	3,331,389	17	3,123,345	18
BBB	4,410,097	23	4,070,530	23
BBB-	1,066,490	6	1,001,999	6
Total investment grade	18,658,039	97	17,120,066	97	A-

Below investment grade:
BB	504,590	3	427,601	3
B	18,633	—	18,684	—
Below B	40,879	—	46,657	—
Total below investment grade	564,102	3	492,942	3	BB
	$19,222,141	100	$17,613,008	100

Weighted average composite quality rating					A-

        GL Q2 2024 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as of year-end 2023. Fixed maturities rated BBB are 46% of the total portfolio at June 30, 2024, down from 48% at December 31, 2023. While this ratio is high relative to our peers, it is at its lowest level in over 10 years and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of June 30, 2024. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$529,511	$542,497
Downgrades by rating agencies	29,006	107,061
Upgrades by rating agencies	—	(32,540)
Net Acquisitions (Dispositions)	5,188	(49,992)
Provision for credit losses	(17)	(72,508)
Amortization and other	414	1,890
Balance at end of period	$564,102	$496,408

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

losses, were 8% of our shareholders’ equity excluding accumulated other comprehensive income as of June 30, 2024. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that are anticipated to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2024		2023		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$62,029	2.7	$58,961	2.7	$3,068	5
Other employee costs	18,076	0.8	18,714	0.8	(638)	(3)
Information technology costs	38,868	1.7	32,245	1.5	6,623	21
Legal costs	12,162	0.5	6,716	0.3	5,446	81
Other administrative costs	31,472	1.3	32,730	1.5	(1,258)	(4)
Total insurance administrative expenses	162,607	7.0	149,366	6.8	13,241	9

Parent company expense	5,956		5,673		283
Stock compensation expense	19,357		15,165		4,192
Legal costs and proceedings	2,435		—		2,435
Non-operating expenses	1,967		—		1,967
Total operating expenses, per Condensed Consolidated Statements of Operations	$192,322		$170,204		$22,118	13

Total operating expenses for June 30, 2024 increased in comparison with the prior year primarily due to increases in insurance administrative expenses as well as stock compensation and legal expenses. Insurance administrative expenses increased $13.2 million primarily due to higher information technology costs, legal costs and salaries. Insurance administrative expenses as a percent of premium were 7.0% for the six months ended June 30, 2024 compared to 6.8% for the same period in 2023.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors by management quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On April 25, 2024, the Board of Directors authorized the repurchase of up to $1.3 billion for the two-year period ended December 31, 2025 under the Company's existing share repurchase program. Management generally determines the amount of repurchases based on the amount of the excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Since implementing our share repurchase program in 1986, we have used $9.4 billion of excess cash flow at the Parent Company to repurchase Globe Life Inc. common shares after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

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

The following chart summarizes share repurchases for the six month periods ended June 30, 2024 and 2023.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2024			2023
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company(1)	3,964	$329,737	$83.17	1,955	$218,807	$111.94
Option exercise proceeds	300	26,404	88.09	419	48,255	115.17
Total	4,264	$356,141	$83.52	2,374	$267,062	$112.51
(1)Excludes excise tax on the repurchase of treasury stock of $3.2 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.
The amount of share repurchases during the quarter were higher as we accelerated repurchases given favorable market conditions. Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

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

        GL Q2 2024 FORM 10-Q

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

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2024	2023	Projected 2024	2023
Liquidity Sources:
Dividends from Subsidiaries	$358,255	$300,574	$490,000—510,000	$459,535
Excess Cash Flows(1)	327,283	280,169	440,000—460,000	416,081
(1)Excess cash flows are reported gross of shareholder dividends. For the six months ended June 30, 2024 and 2023, shareholder dividends were $44 million and $42 million, respectively. For the twelve months ended December 31, 2024, we project approximately $88 million in shareholder dividends, compared to the $84 million paid in 2023.

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

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The facility was amended on March 29, 2024, resulting in an increased capacity of $250 million. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. The updated five-year credit agreement will mature on March 29, 2029. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As of June 30, 2024, we had available $572 million of additional borrowing capacity under this facility, compared to $375 million a year earlier. As of June 30, 2024, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

        GL Q2 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2024	December 31, 2023	June 30, 2023
Balance of commercial paper at end of period (par value)	$313,225	$319,000	$260,000
Annualized interest rate	6.02%	5.71%	5.57%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	571,775	316,000	375,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Average balance of commercial paper outstanding during period (par value)	$392,905	$313,259
Daily-weighted average interest rate (annualized)	5.76%	5.21%
Maximum daily amount outstanding during period (par value)	$633,425	$477,700

The Company reduced the commercial paper borrowings by $6 million since year-end. The Company was able to issue commercial paper as needed under this facility during the six months ended June 30, 2024 and 2023.

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

Consolidated Liquidity. Consolidated net cash inflows from operations were $725 million in the first six months of 2024, compared with $804 million in the same period of 2023. The decrease is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $636 million during the first six months of 2024. The Company sold shorter term securities and reinvested in longer term securities, extending duration and taking advantage of higher current interest rates during the six months ended June 30, 2024. As previously noted under the caption Short-Term Borrowings, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $188 million at June 30, 2024, compared with $185 million at December 31, 2023. In addition to these liquid assets, $17.6 billion (fair value at June 30, 2024) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.4 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity. It does not include short-term FHLB borrowings, which are obligations of the insurance subsidiaries and typically repaid over the course of the year.

        GL Q2 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Long-Term Borrowings. The outstanding long-term debt at book value was $1.6 billion at June 30, 2024 and $1.6 billion at December 31, 2023.

Selected Information about Debt Issues
As of June 30, 2024
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$546,641	$522,121
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	396,901	320,552
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	246,072	229,785
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,435	109,258
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,347	194,480
Total long-term debt					1,650,000	1,630,396	1,376,196

Term loan(2)	05/11/2023	11/11/2024	6.420%	quarterly	170,000	169,804	169,804
FHLB borrowings					180,000	180,000	180,000
Commercial paper					313,225	304,802	304,802
Total short-term debt					663,225	654,606	654,606

Total debt					$2,313,225	$2,285,002	$2,030,802
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

Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	%
Interest on funded debt	$33,853	$38,822	$(4,969)	(13)
Interest on term loans	5,956	1,564	4,392	281
Interest on short-term debt	20,203	10,286	9,917	96
Other	13	13	—	—
Financing costs	$60,025	$50,685	$9,340	18

During the first six months of 2024, financing costs increased 18% compared with the prior year. The increase in financing costs is primarily due to higher average balances in the current year compared to the prior year. We increased the durations on commercial paper issuances during the quarter ended June 30, 2024 due to market considerations. More information on our debt transactions is disclosed in the Financial Condition section of this report.

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

        GL Q2 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

Shareholders' Equity: Shareholders’ equity was $5.2 billion at June 30, 2024. This compares with $4.5 billion at December 31, 2023 and $4.0 billion at June 30, 2023. During the six months since December 31, 2023, shareholders’ equity increased as a result of net income of $513 million during the first six months of 2024, but was offset by share repurchases of $330 million and an additional $26 million in share repurchases to offset the dilution from stock option exercises. Additionally, the balance of AOCI increased $583 million primarily due to increased interest rates and discount rates over the period.

On May 6, 2024, the Parent Company announced that it had declared a quarterly dividend of $0.24 per share. This dividend was paid on August 1, 2024.

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

        GL Q2 2024 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2024.

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

As of the end of the fiscal period completed June 30, 2024, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended June 30, 2024, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q2 2024 FORM 10-Q

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

        GL Q2 2024 FORM 10-Q

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

        GL Q2 2024 FORM 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Second Quarter of 2024

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2024	1,845,837	$77.85	1,845,837	—
May 1-31, 2024	2,227,926	84.79	2,227,926	—
June 1-30, 2024	—	—	—	—

Item 5. Other Information

(c) Trading arrangements

During the six months ended June 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

        GL Q2 2024 FORM 10-Q

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

        GL Q2 2024 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: August 7, 2024	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: August 7, 2024	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: August 7, 2024	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q2 2024 FORM 10-Q