Form 10-Q
period 2024-09-30
GLOBE LIFE INC.
filed 2024-11-06
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, $1.00 Par Value	83,945,064
GL Q3 2024 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q3 2024 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2024—$19,084,454; 2023—$18,924,914, allowance for credit losses: 2024— $7,132; 2023— $7,115)	$18,334,570	$17,870,206
Mortgage loans	381,315	279,199
Policy loans	691,072	657,020
Other long-term investments (includes: 2024—$979,397; 2023—$795,583 under the fair value option)	1,221,888	835,878
Short-term investments	100,501	81,740
Total investments	20,729,346	19,724,043
Cash	134,549	103,156
Accrued investment income	284,952	270,396
Other receivables	651,871	630,223
Deferred acquisition costs	6,386,682	6,009,477
Goodwill	490,446	481,791
Other assets	878,974	832,413
Total assets	$29,556,820	$28,051,499
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2024—$17,402,917; 2023—$16,984,615)	$19,814,913	$19,460,353
Unearned and advance premium	264,644	254,567
Policy claims and other benefits payable	530,399	514,875
Other policyholders' funds	469,288	236,958
Total policy liabilities	21,079,244	20,466,753
Current and deferred income taxes	619,970	494,639
Short-term debt	437,418	486,113
Long-term debt (estimated fair value: 2024—$2,202,644; 2023—$1,491,229)	2,323,676	1,629,559
Other liabilities	457,887	487,632
Total liabilities	24,918,195	23,564,696
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2024 and 2023	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2024—102,218,183 issued; 2023—102,218,183 issued)	102,218	102,218
Additional paid-in-capital	543,255	532,474
Accumulated other comprehensive income (loss)	(2,484,743)	(2,772,419)
Retained earnings	8,225,030	7,478,813
Treasury stock, at cost: (2024—17,942,902 shares; 2023—8,426,854 shares)	(1,747,135)	(854,283)
Total shareholders' equity	4,638,625	4,486,803
Total liabilities and shareholders' equity	$29,556,820	$28,051,499
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Life premium	$818,638	$788,099	$2,438,385	$2,342,429
Health premium	353,955	331,236	1,046,617	982,916
Other premium	—	—	—	—
Total premium	1,172,593	1,119,335	3,485,002	3,325,345
Net investment income	284,964	266,926	853,178	785,275
Realized gains (losses)	(2,192)	(2,193)	(26,580)	(78,963)
Other income	42	50	192	185
Total revenue	1,455,407	1,384,118	4,311,792	4,031,842

Benefits and expenses:
Life policyholder benefits(1)	454,502	515,676	1,493,165	1,536,317
Health policyholder benefits(2)	221,926	193,790	629,676	580,676
Other policyholder benefits	11,756	9,578	32,830	27,488
Total policyholder benefits	688,184	719,044	2,155,671	2,144,481

Amortization of deferred acquisition costs	104,310	95,757	305,703	282,159
Commissions, premium taxes, and non-deferred acquisition costs	149,693	138,677	447,605	414,933
Other operating expense	104,874	85,870	297,196	256,074
Interest expense	31,388	25,955	91,413	76,640
Total benefits and expenses	1,078,449	1,065,303	3,297,588	3,174,287

Income before income taxes	376,958	318,815	1,014,204	857,555
Income tax benefit (expense)	(73,964)	(61,732)	(198,638)	(161,602)
Net income	$302,994	$257,083	$815,566	$695,953

Basic net income per common share	$3.45	$2.72	$8.96	$7.29

Diluted net income per common share	$3.44	$2.68	$8.93	$7.20

(1) Net of total remeasurement including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a gain of $70.6 million for the three months ended September 30, 2024, and a total remeasurement gain of $11.3 million for the same period in 2023. Net of a total remeasurement gain of $87.8 million for the nine months ended September 30, 2024, and a total remeasurement gain of $16.5 million for the same period in 2023.
(2)    Net of total remeasurement including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a loss of $9.6 million for the three months ended September 30, 2024 and a total remeasurement gain of $7.8 million for the same period in 2023. Net of a total remeasurement loss of $3.1 million for the nine months ended September 30, 2024, and a total remeasurement gain of $8.3 million for the same period in 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$302,994	$257,083	$815,566	$695,953

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	869,743	(1,068,091)	301,715	(932,301)
Other reclassification adjustments included in net income	(2,408)	851	2,580	82,866
Foreign exchange adjustment on fixed maturities recorded at fair value	(954)	1,603	546	603
Total unrealized investment gains (losses)	866,381	(1,065,637)	304,841	(848,832)
Less applicable tax (expense) benefit	(181,941)	223,782	(64,018)	178,250
Unrealized gains (losses) on investments, net of tax	684,440	(841,855)	240,823	(670,582)

Future Policy Benefits:
Change in discount rate on future policy benefits	(1,247,366)	1,687,310	63,614	1,272,631
Less applicable tax (expense) benefit	261,946	(354,334)	(13,360)	(267,252)
Future policy benefit adjustments, net of tax	(985,420)	1,332,976	50,254	1,005,379

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	7,296	(7,881)	(4,660)	(4,039)
Less applicable tax (expense) benefit	(1,532)	1,655	979	847
Foreign exchange translation adjustments, other than securities, net of tax	5,764	(6,226)	(3,681)	(3,192)

Pension:
Pension adjustments	118	35	354	(336)
Less applicable tax (expense) benefit	(25)	(7)	(74)	70
Pension adjustments, net of tax	93	28	280	(266)

Other comprehensive income (loss)	(295,123)	484,923	287,676	331,339
Comprehensive income (loss)	$7,871	$742,006	$1,103,242	$1,027,292

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$—	$102,218	$532,474	$(2,772,419)	$7,478,813	$(854,283)	$4,486,803
Comprehensive income (loss)	—	—	—	305,183	254,217	—	559,400
Common dividends declared ($0.2400 per share)	—	—	—	—	(22,603)	—	(22,603)
Acquisition of treasury stock	—	—	—	—	—	(23,469)	(23,469)
Stock-based compensation	—	—	(5,612)	—	(438)	15,317	9,267
Exercise of stock options	—	—	—	—	(3,334)	33,097	29,763
Balance at March 31, 2024	—	102,218	526,862	(2,467,236)	7,706,655	(829,338)	5,039,161
Comprehensive income (loss)	—	—	—	277,616	258,355	—	535,971
Common dividends declared ($0.2400 per share)	—	—	—	—	(21,595)	—	(21,595)
Acquisition of treasury stock	—	—	—	—	—	(335,873)	(335,873)
Stock-based compensation	—	—	7,166	—	—	2,924	10,090
Exercise of stock options	—	—	—	—	—	—	—
Balance at June 30, 2024	—	102,218	534,028	(2,189,620)	7,943,415	(1,162,287)	5,227,754
Comprehensive income (loss)	—	—	—	(295,123)	302,994	—	7,871
Common dividends declared ($0.2400 per share)	—	—	—	—	(20,215)	—	(20,215)
Acquisition of treasury stock	—	—	—	—	—	(591,106)	(591,106)
Stock-based compensation	—	—	9,227	—	—	6	9,233
Exercise of stock options	—	—	—	—	(1,164)	6,252	5,088
Balance at September 30, 2024	$—	$102,218	$543,255	$(2,484,743)	$8,225,030	$(1,747,135)	$4,638,625

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2024 FORM 10-Q

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

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash provided from (used for) operating activities	$1,065,513	$1,091,028

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	674,125	192,007
Fixed maturities available for sale—matured or other redemptions	161,275	212,936
Mortgage loans	29,433	32,164
Other long-term investments	29,995	100,999
Total investments sold or matured	894,828	538,106
Acquisition of investments:
Fixed maturities—available for sale	(1,000,665)	(1,076,699)
Mortgage loans	(134,667)	(95,995)
Other long-term investments	(445,776)	(103,098)
Total investments acquired	(1,581,108)	(1,275,792)
Net (increase) decrease in policy loans	(34,052)	(29,687)
Net (increase) decrease in short-term investments	(18,761)	30,187
Additions to property and equipment	(56,047)	(36,449)
Other investing activities	96	—
Investments in low-income housing interests	(27,840)	(54,337)
Cash provided from (used for) investing activities	(822,884)	(827,972)

Cash provided from (used for) financing activities:
Issuance of common stock	34,851	61,079
Cash dividends paid to shareholders	(65,292)	(62,945)
Repayment of debt	—	(165,612)
Proceeds from issuance of debt	530,000	170,000
Payment for debt issuance costs	(7,138)	(757)
Net borrowing from Federal Home Loan Bank (FHLB)	17,000	198,000
Net borrowing (repayment) of commercial paper	31,443	(34,066)
Proceeds from commercial paper with original maturities greater than 90 days	387,247	—
Repayment of commercial paper with original maturities greater than 90 days	(314,836)	—
Acquisition of treasury stock	(950,448)	(365,929)
Net receipts (payments) from deposit-type products	122,291	(69,526)
Cash provided from (used for) financing activities	(214,882)	(269,756)

Effect of foreign exchange rate changes on cash	3,646	(313)
Net increase (decrease) in cash	31,393	(7,013)
Cash at beginning of year	103,156	92,559
Cash at end of period	$134,549	$85,546

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2024 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2024, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2024 and 2023. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that are included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 28, 2024.

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

        GL Q3 2024 FORM 10-Q

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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2024	$(1,271,213)	$(911,717)	$(4,726)	$(1,964)	$(2,189,620)
Other comprehensive income (loss) before reclassifications, net of tax	686,343	(985,420)	5,764	—	(293,313)
Reclassifications, net of tax	(1,903)	—	—	93	(1,810)
Other comprehensive income (loss)	684,440	(985,420)	5,764	93	(295,123)
Balance at September 30, 2024	$(586,773)	$(1,897,137)	$1,038	$(1,871)	$(2,484,743)

	Three Months Ended September 30, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2023	$(1,249,399)	$(1,696,801)	$1,353	$950	$(2,943,897)
Other comprehensive income (loss) before reclassifications, net of tax	(842,527)	1,332,976	(6,226)	—	484,223
Reclassifications, net of tax	672	—	—	28	700
Other comprehensive income (loss)	(841,855)	1,332,976	(6,226)	28	484,923
Balance at September 30, 2023	$(2,091,254)	$(363,825)	$(4,873)	$978	$(2,458,974)

	Nine Months Ended September 30, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2024	$(827,596)	$(1,947,391)	$4,719	$(2,151)	$(2,772,419)
Other comprehensive income (loss) before reclassifications, net of tax	238,785	50,254	(3,681)	—	285,358
Reclassifications, net of tax	2,038	—	—	280	2,318
Other comprehensive income (loss)	240,823	50,254	(3,681)	280	287,676
Balance at September 30, 2024	$(586,773)	$(1,897,137)	$1,038	$(1,871)	$(2,484,743)

	Nine Months Ended September 30, 2023
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2023	$(1,420,672)	$(1,369,204)	$(1,681)	$1,244	$(2,790,313)
Other comprehensive income (loss) before reclassifications, net of tax	(736,046)	1,005,379	(3,192)	—	266,141
Reclassifications, net of tax	65,464	—	—	(266)	65,198
Other comprehensive income (loss)	(670,582)	1,005,379	(3,192)	(266)	331,339
Balance at September 30, 2023	$(2,091,254)	$(363,825)	$(4,873)	$978	$(2,458,974)

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three and nine month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
Component Line Item	2024	2023	2024	2023
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(257)	$1,759	$9,732	$85,230	Realized (gains) losses
Amortization of (discount) premium	(2,151)	(908)	(7,152)	(2,364)	Net investment income
Total before tax	(2,408)	851	2,580	82,866
Tax	505	(179)	(542)	(17,402)	Income taxes
Total after-tax	(1,903)	672	2,038	65,464
Pension adjustments:
Amortization of prior service cost	265	269	803	807	Other operating expense
Amortization of actuarial (gain) loss	(147)	(234)	(449)	(1,143)	Other operating expense
Total before tax	118	35	354	(336)
Tax	(25)	(7)	(74)	70	Income taxes
Total after-tax	93	28	280	(266)
Total reclassification (after-tax)	$(1,810)	$700	$2,318	$65,198

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at September 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At September 30, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$397,969	$—	$38	$(21,026)	$376,981	2
States, municipalities, and political subdivisions	3,253,819	—	49,409	(424,989)	2,878,239	16
Foreign governments	41,794	—	17	(9,885)	31,926	—
Corporates, by sector:
Industrials	8,115,835	(7,132)	258,165	(508,089)	7,858,779	43
Financial	5,014,169	—	171,762	(299,903)	4,886,028	26
Utilities	2,140,610	—	109,998	(72,371)	2,178,237	12
Total corporates	15,270,614	(7,132)	539,925	(880,363)	14,923,044	81
Collateralized debt obligations	36,685	—	5,798	—	42,483	—
Other asset-backed securities	83,573	—	1	(1,677)	81,897	1
Total fixed maturities	$19,084,454	$(7,132)	$595,188	$(1,337,940)	$18,334,570	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$398,450	$—	$7	$(32,306)	$366,151	2
States, municipalities, and political subdivisions	3,296,305	—	47,346	(403,329)	2,940,322	16
Foreign governments	44,453	—	1	(10,348)	34,106	—
Corporates, by sector:
Industrials	8,016,126	(7,115)	213,078	(566,847)	7,655,242	43
Financial	5,028,151	—	112,368	(388,340)	4,752,179	27
Utilities	2,017,967	—	73,925	(94,130)	1,997,762	11
Total corporates	15,062,244	(7,115)	399,371	(1,049,317)	14,405,183	81
Collateralized debt obligations	37,110	—	5,036	—	42,146	—
Other asset-backed securities	86,352	—	3	(4,057)	82,298	1
Total fixed maturities	$18,924,914	$(7,115)	$451,764	$(1,499,357)	$17,870,206	100
(1)Amount reported in the balance sheet.
(2)At fair value.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The Company has exposure to real estate investment trusts with an average rating of BBB+, which had a fair value of $429 million (2% of the total fixed maturity portfolio) and $425 million (2% of the total fixed maturity portfolio) at September 30, 2024 and December 31, 2023, respectively.

A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2024, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At September 30, 2024
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$111,956	$111,456
Due after one year through five years	748,300	771,458
Due after five years through ten years	1,841,477	1,912,103
Due after ten years through twenty years	8,954,048	8,827,993
Due after twenty years	7,301,254	6,587,150
Mortgage-backed and asset-backed securities	120,287	124,410
	$19,077,322	$18,334,570

Analysis of Investment Operations: "Net investment income" for the three and nine month periods ended September 30, 2024 and 2023 is summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Fixed maturities available for sale	$245,313	$237,609	3	$738,626	$704,095	5
Policy loans	13,296	12,446	7	39,196	36,435	8
Mortgage loans	7,668	5,363	43	21,337	13,919	53
Other long-term investments(1)	19,992	14,630	37	58,608	38,753	51
Short-term investments	3,083	1,396		8,396	4,811
	289,352	271,444	7	866,163	798,013	9
Less investment expense	(4,388)	(4,518)	(3)	(12,985)	(12,738)	2
Net investment income	$284,964	$266,926	7	$853,178	$785,275	9
(1)For the three months ended September 30, 2024 and 2023, the investment funds, accounted for under the fair value option method, recorded $19.1 million and $14.0 million, respectively, in net investment income. For the nine months ended September 30, 2024 and 2023, the investment funds, accounted for under the fair value option method, recorded $56.1 million and $37.2 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed maturities available for sale:
Proceeds from sales(1)	$163,221	$46,210	$674,125	$192,034
Gross realized gains	2,042	261	6,086	308
Gross realized losses	(1,856)	(67,018)	(15,824)	(77,879)
(1)As of September 30, 2024 and 2023, the Company had $0 and $27 thousand of unsettled trades, respectively.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of "Realized gains (losses)" is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$257	$(66,767)	$(9,716)	$(77,730)
Provision for credit losses	—	65,008	(16)	(7,500)
Fair value option—change in fair value	(3,683)	868	(22,777)	7,954
Mortgage loans	(1,376)	(59)	(3,530)	(4,918)
Other investments	(16)	880	1,135	502
Realized gains (losses) from investments	(4,818)	(70)	(34,904)	(81,692)
Other gains (losses)	2,626	(2,123)	8,324	2,729
Total realized gains (losses)	(2,192)	(2,193)	(26,580)	(78,963)
Applicable tax	460	461	5,582	16,583
Realized gains (losses), net of tax	$(1,732)	$(1,732)	$(20,998)	$(62,380)
(1)During the three months ended September 30, 2024 and 2023, the Company recorded $3.4 million and $21.1 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period. During the nine months ended September 30, 2024 and 2023, the Company recorded $82.2 million and $39.0 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at September 30, 2024 and December 31, 2023:

	Fair Value Measurement at September 30, 2024:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$376,981	$—	$376,981
States, municipalities, and political subdivisions	—	2,878,239	—	2,878,239
Foreign governments	—	31,926	—	31,926
Corporates, by sector:
Industrials	—	7,659,257	199,522	7,858,779
Financial	—	4,754,596	131,432	4,886,028
Utilities	—	2,063,380	114,857	2,178,237
Total corporates	—	14,477,233	445,811	14,923,044
Collateralized debt obligations	—	—	42,483	42,483
Other asset-backed securities	—	74,021	7,876	81,897
Total fixed maturities	$—	$17,838,400	$496,170	$18,334,570
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2023:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$366,151	$—	$366,151
States, municipalities, and political subdivisions	—	2,940,322	—	2,940,322
Foreign governments	—	34,106	—	34,106
Corporates, by sector:
Industrials	—	7,440,493	214,749	7,655,242
Financial	—	4,621,160	131,019	4,752,179
Utilities	—	1,888,797	108,965	1,997,762
Total corporates	—	13,950,450	454,733	14,405,183
Collateralized debt obligations	—	—	42,146	42,146
Other asset-backed securities	—	82,298	—	82,298
Total fixed maturities	$—	$17,373,327	$496,879	$17,870,206
Percentage of total	—%	97%	3%	100%

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2024	$—	$42,146	$454,733	$496,879
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	762	5,448	6,210
Acquisitions	7,876	—	14,800	22,676
Sales	—	—	—	—
Amortization	—	3,414	(38)	3,376
Other(1)	—	(3,839)	(29,132)	(32,971)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at September 30, 2024	$7,876	$42,483	$445,811	$496,170
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3 classification:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At September 30, 2024	$—	$762	$5,448	$6,210
At September 30, 2023	—	(8,424)	(15,968)	(24,392)

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of September 30, 2024	87	1,553	1,640
As of December 31, 2023	151	1,614	1,765

Globe Life's entire fixed maturity portfolio consisted of 2,532 issues by 975 different issuers at September 30, 2024 and 2,473 issues by 980 different issuers at December 31, 2023. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of September 30, 2024 and December 31, 2023.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at September 30, 2024 and December 31, 2023.

Analysis of Gross Unrealized Investment Losses

	At September 30, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$—	$374,361	$(21,026)	$374,361	$(21,026)
States, municipalities, and political subdivisions	201,640	(4,821)	1,636,467	(420,168)	1,838,107	(424,989)
Foreign governments	—	—	28,493	(9,885)	28,493	(9,885)
Corporates, by sector:
Industrials	124,717	(11,134)	4,071,839	(464,628)	4,196,556	(475,762)
Financial	19,176	(303)	2,005,383	(261,465)	2,024,559	(261,768)
Utilities	7,012	(92)	667,192	(71,489)	674,204	(71,581)
Total corporates	150,905	(11,529)	6,744,414	(797,582)	6,895,319	(809,111)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	68,549	(1,607)	68,549	(1,607)
Total investment grade securities	352,545	(16,350)	8,852,284	(1,250,268)	9,204,829	(1,266,618)

Below investment grade securities:
Corporates, by sector:
Industrials	2,670	(169)	143,088	(32,158)	145,758	(32,327)
Financial	4,199	(13)	178,887	(38,122)	183,086	(38,135)
Utilities	—	—	11,945	(790)	11,945	(790)
Total corporates	6,869	(182)	333,920	(71,070)	340,789	(71,252)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	5,432	(70)	5,432	(70)
Total below investment grade securities	6,869	(182)	339,352	(71,140)	346,221	(71,322)
Total fixed maturities	$359,414	$(16,532)	$9,191,636	$(1,321,408)	$9,551,050	$(1,337,940)

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

        GL Q3 2024 FORM 10-Q

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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for credit losses beginning balance	$7,132	$72,508	$7,115	$—
Additions to allowance for which credit losses were not previously recorded	—	—	—	72,508
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	(65,008)	17	(65,008)
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	—	—
Allowance for credit losses ending balance	$7,132	$7,500	$7,132	$7,500

As of September 30, 2024 and December 31, 2023, the Company did not have any fixed maturities in non-accrual status.

Mortgage Loans (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Multi-family	$127,155	33	$116,299	42
Industrial	102,402	27	57,267	20
Retail	73,252	19	23,925	9
Hospitality	43,435	11	43,897	16
Mixed use	35,886	10	34,749	12
Office	6,387	2	6,734	2
Total recorded investment	388,517	102	282,871	101
Less allowance for credit losses	(7,202)	(2)	(3,672)	(1)
Carrying value, net of allowance for credit losses	$381,315	100	$279,199	100

	September 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Texas	$75,002	20	$45,111	16
New Jersey	51,454	14	44,574	16
Florida	46,506	12	48,233	17
California	40,715	11	54,721	20
New York	35,865	9	20,284	7
Alabama	35,838	9	11,003	4
Other	103,137	27	58,945	21
Total recorded investment	388,517	102	282,871	101
Less allowance for credit losses	(7,202)	(2)	(3,672)	(1)
Carrying value, net of allowance for credit losses	$381,315	100	$279,199	100

        GL Q3 2024 FORM 10-Q

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

	September 30, 2024
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$22,841	$138,034	$203,226	$364,101	94
70% to 80%	1,058	—	—	1,058	—
81% to 90%	8,569	—	—	8,569	2
Greater than 90%	14,789	—	—	14,789	4
Total	$47,257	$138,034	$203,226	388,517	100
Less allowance for credit losses				(7,202)
Total, net of allowance for credit losses				$381,315
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

As of September 30, 2024, the Company evaluated the commercial mortgage loan portfolio on a pool basis to determine the allowance for credit losses. At the end of the period, the Company had 36 loans in the portfolio. For the nine months ended September 30, 2024, the allowance for credit losses increased by $3.5 million to $7.2 million. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for credit losses beginning balance	$5,826	$2,928	$3,672	$1,789
Provision (reversal) for credit losses	1,376	60	3,530	1,199
Allowance for credit losses ending balance	$7,202	$2,988	$7,202	$2,988

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
There was one delinquent commercial mortgage loan, with an outstanding par value of $36.0 million and outstanding interest due of $1.9 million, as of September 30, 2024. The underlying collateral for this loan is in the process of being sold and the Company expects to recover all interest and principal due as of September 30, 2024. There were no delinquent commercial mortgage loans as of December 31, 2023. As of September 30, 2024, the Company had three commercial mortgage loans in non-accrual status with a principal balance of $8.8 million. As of December 31, 2023, the Company had no commercial mortgage loans in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $31 million as of September 30, 2024.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	September 30, 2024	December 31, 2023
Investment funds	$979,397	$795,583
Company-owned life insurance	200,114	—
Other	42,377	40,295
Total	$1,221,888	$835,878

During the current quarter ended September 30, 2024, the Company acquired other investments in company-owned life insurance (COLI) in the amount of $200 million. COLI is reported at cash surrender value.

The following table presents additional information about the Company's investment funds as of September 30, 2024 and December 31, 2023 at fair value:

	Fair Value		Unfunded Commitments
Investment Category	September 30, 2024	December 31, 2023	September 30, 2024	Redemption Term/Notice(1)
Commercial mortgage loans	$567,425	$411,315	$378,892	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	195,957	181,410	166,514	Fully redeemable and non-redeemable with varying terms.
Infrastructure	174,971	165,887	16,318	Fully redeemable and non-redeemable with varying terms.
Other	41,044	36,971	50,757	Non-redeemable with varying terms
Total investment funds	$979,397	$795,583	$612,481
(1) Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.

The Company had $226 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $612 million as of September 30, 2024.

Note 5—Commitments and Contingencies

Guarantees: The Parent Company has guaranteed letters of credit in connection with its credit facility with a group of banks. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The credit facility was amended on March 29, 2024 and now expires in 2029. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount of letters of credit outstanding at September 30, 2024 was $115 million.

        GL Q3 2024 FORM 10-Q

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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
claims, to which Plaintiff stipulated. On December 12, 2023, the Court approved the parties’ stipulation to compel the matter to individual arbitration and stayed the case pending the completion of the individual arbitration.

On November 30, 2023, Globe Life Inc. and its subsidiary, American Income Life Insurance Company (“American Income”), received subpoenas from the U.S. Attorney’s Office for the Western District of Pennsylvania, seeking documents relating to sales practices by certain of our independent sales agents contracted to sell American Income policies. Globe Life Inc. and American Income continue to fully cooperate in responding to the Department of Justice’s requests. The Department of Justice has not asserted any claims or made allegations against Globe Life Inc. and American Income, and Globe Life Inc. currently is not aware that any legal proceedings are contemplated by governmental authorities. While no assurances can be made, at present management does not believe that it is reasonably possible or probable that this matter will result in a material loss.

In April 2024, Globe Life Inc. received an inquiry from the SEC's Fort Worth Regional Office requesting information related to recent short seller reports making allegations about Globe Life Inc. Globe Life Inc. has provided information in response to the SEC’s requests and continues to cooperate fully with the SEC. At this time, the SEC has not asserted any claims against Globe Life Inc. or indicated that it intends to do so. While no assurances can be made, at present management does not believe that it is reasonably possible or probable that this matter will result in a material loss.

On April 30, 2024, a putative securities class action was filed against Globe Life Inc. and six of its current/former executives and directors in the United States District Court for the Eastern District of Texas (City of Miami Gen. Emp. & Sanitation Emp. Ret. Trust, et al. v. Globe Life Inc., et al., Case No. 4:24-cv-00376). On July 24, 2024, the Court appointed Lead Plaintiffs and Lead Counsel for the putative class of shareholders. The Lead Plaintiffs filed a Consolidated Complaint on October 4, 2024 that asserts claims under §§ 10(b), 20(a), and 20(A) of the Securities Exchange Act of 1934 and SEC Rules 10b-5(a), 10b-5(b), and 10b-5(c) promulgated thereunder, on behalf of a putative class of purchasers of Globe Life Inc.'s securities from May 8, 2019 through April 10, 2024. The Consolidated Complaint adds four additional executives as defendants and alleges that certain of Globe Life Inc.'s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. Defendants’ response to the Consolidated Complaint is due December 3, 2024. Globe Life Inc. plans to vigorously defend against the lawsuit. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the named defendants, Globe Life Inc. has agreed to indemnify those defendants for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. The outcome of litigation of this type is inherently uncertain, and there is always the possibility that a Court rules in a manner that is adverse to the interests of Globe Life Inc. and the individual defendants. However, the amount of any such loss in that outcome cannot be reasonably estimated at this time. Further, management cannot reasonably estimate whether an outcome on the putative class action will be resolved in the near term.

On September 26, 2024, Globe Life Inc. and its subsidiary, American Income Life Insurance Company (“American Income”), were notified by the Equal Employment Opportunity Commission (“EEOC”) that the EEOC conducted an investigation of charges filed against Globe Life Inc. and/or American Income by five former sales agents and one current sales agent. The EEOC asserts that there is reasonable cause to believe the six complainants were employees, not independent contractors, of Globe Life Inc. and/or American Income and were discriminated against on the basis of sex, and that one complainant was also discriminated against on the basis of race. In addition, the EEOC asserts that there is reasonable cause to believe that a class of female workers were employees, not independent contractors, and were subject to unlawful conduct which also constitutes a pattern-or-practice of discrimination. The EEOC’s investigative findings are not binding on Globe Life Inc. The EEOC’s procedures provide for a conciliation process that has recently concluded without achieving a resolution. The EEOC may elect to file a lawsuit in federal court on behalf of the workers based on the alleged statutory violations. The EEOC has not filed any legal proceedings at this time. In the event the EEOC elects to pursue any claims in court, Globe Life Inc. intends to defend against any such lawsuit vigorously. The outcome of litigation of this type would be inherently uncertain and cannot be reasonably estimated or determined at this time. There is always the possibility that a Court rules in a manner that is adverse to the interests of Globe Life Inc.

Note 6—Policy Liabilities

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The liability for future policy benefits is determined based on the net level premium method, which requires the liability be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three and nine month periods ended September 30, 2024 and 2023:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$4,273,156	$5,910,224	$1,094,407	$470,741	$11,748,528
Beginning balance at original discount rates	4,246,723	5,680,864	1,066,123	449,209	11,442,919
Effect of changes in assumptions on future cash flows	14,265	36,170	5,178	8,419	64,032
Effect of actual variances from expected experience	(103,922)	(219,723)	(26,533)	(13,882)	(364,060)
Adjusted balance at January 1, 2023	4,157,066	5,497,311	1,044,768	443,746	11,142,891
Issuances(1)	557,844	450,361	92,894	21,756	1,122,855
Interest accrual(2)	147,968	214,988	40,362	17,071	420,389
Net premiums collected(3)	(388,288)	(461,367)	(100,093)	(34,542)	(984,290)
Effect of changes in the foreign exchange rate	(631)	—	—	—	(631)
Ending balance at original discount rates	4,473,959	5,701,293	1,077,931	448,031	11,701,214
Effect of change from original to current discount rates	(155,254)	(31,118)	(18,702)	(1,499)	(206,573)
Balance at September 30, 2023	$4,318,705	$5,670,175	$1,059,229	$446,532	$11,494,641

Balance at January 1, 2024	$4,681,888	$6,052,651	$1,129,716	$478,052	$12,342,307
Beginning balance at original discount rates	4,523,329	5,664,259	1,077,831	443,949	11,709,368
Effect of changes in assumptions on future cash flows	(82,348)	(28,366)	(29,292)	(982)	(140,988)
Effect of actual variances from expected experience	(173,180)	(226,062)	(29,381)	(9,292)	(437,915)
Adjusted balance at January 1, 2024	4,267,801	5,409,831	1,019,158	433,675	11,130,465
Issuances(1)	616,527	398,034	90,517	18,126	1,123,204
Interest accrual(2)	164,917	220,485	41,610	17,213	444,225
Net premiums collected(3)	(412,717)	(455,625)	(101,687)	(33,960)	(1,003,989)
Effect of changes in the foreign exchange rate	(4,101)	—	—	—	(4,101)
Ending balance at original discount rates	4,632,427	5,572,725	1,049,598	435,054	11,689,804
Effect of change from original to current discount rates	204,567	421,888	54,498	35,513	716,466
Balance at September 30, 2024	$4,836,994	$5,994,613	$1,104,096	$470,567	$12,406,270
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2023	$4,472,847	$5,988,577	$1,110,017	$471,279	$12,042,720
Beginning balance at original discount rates	4,399,053	5,700,354	1,071,561	445,475	11,616,443
Effect of changes in assumptions on future cash flows	14,265	36,170	5,178	8,419	64,032
Effect of actual variances from expected experience	(34,571)	(91,120)	(10,938)	(7,232)	(143,861)
Adjusted balance at July 1, 2023	4,378,747	5,645,404	1,065,801	446,662	11,536,614
Issuances(1)	181,823	136,611	32,045	7,143	357,622
Interest accrual(2)	51,119	72,515	13,707	5,741	143,082
Net premiums collected(3)	(131,329)	(153,237)	(33,622)	(11,515)	(329,703)
Effect of changes in the foreign exchange rate	(6,401)	—	—	—	(6,401)
Ending balance at original discount rates	4,473,959	5,701,293	1,077,931	448,031	11,701,214
Effect of change from original to current discount rates	(155,254)	(31,118)	(18,702)	(1,499)	(206,573)
Balance at September 30, 2023	$4,318,705	$5,670,175	$1,059,229	$446,532	$11,494,641

Balance at July 1, 2024	$4,635,903	$5,810,518	$1,085,233	$449,883	$11,981,537
Beginning balance at original discount rates	4,648,111	5,670,288	1,080,642	437,551	11,836,592
Effect of changes in assumptions on future cash flows	(82,348)	(28,366)	(29,292)	(982)	(140,988)
Effect of actual variances from expected experience	(59,483)	(103,089)	(12,113)	(1,970)	(176,655)
Adjusted balance at July 1, 2024	4,506,280	5,538,833	1,039,237	434,599	11,518,949
Issuances(1)	203,828	110,993	30,298	5,969	351,088
Interest accrual(2)	55,750	73,134	13,836	5,709	148,429
Net premiums collected(3)	(138,552)	(150,235)	(33,773)	(11,223)	(333,783)
Effect of changes in the foreign exchange rate	5,121	—	—	—	5,121
Ending balance at original discount rates	4,632,427	5,572,725	1,049,598	435,054	11,689,804
Effect of change from original to current discount rates	204,567	421,888	54,498	35,513	716,466
Balance at September 30, 2024	$4,836,994	$5,994,613	$1,104,096	$470,567	$12,406,270
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961
Beginning balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of changes in assumptions on future cash flows	13,344	34,407	6,156	11,661	65,568
Effect of actual variances from expected experience	(109,386)	(227,639)	(27,482)	(17,962)	(382,469)
Adjusted balance at January 1, 2023	8,313,719	8,284,660	3,251,654	3,397,403	23,247,436
Issuances(1)	557,844	450,362	92,894	21,756	1,122,856
Interest accrual(2)	335,349	342,208	130,712	152,378	960,647
Benefit payments(3)	(296,133)	(432,393)	(153,294)	(86,008)	(967,828)
Effect of changes in the foreign exchange rate	(819)	—	—	—	(819)
Ending balance at original discount rates	8,909,960	8,644,837	3,321,966	3,485,529	24,362,292
Effect of change from original to current discount rates	80,477	228,607	(46,234)	282,118	544,968
Balance at September 30, 2023	$8,990,437	$8,873,444	$3,275,732	$3,767,647	$24,907,260

Balance at January 1, 2024	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158
Beginning balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of changes in assumptions on future cash flows	(104,498)	(50,106)	(41,836)	(2,027)	(198,467)
Effect of actual variances from expected experience	(187,711)	(241,231)	(34,722)	(12,841)	(476,505)
Adjusted balance at January 1, 2024	8,769,624	8,365,415	3,261,694	3,491,991	23,888,724
Issuances(1)	611,802	398,032	90,518	18,127	1,118,479
Interest accrual(2)	367,403	355,850	134,020	157,318	1,014,591
Benefit payments(3)	(326,318)	(439,992)	(159,219)	(103,998)	(1,029,527)
Effect of changes in the foreign exchange rate	(8,768)	—	—	—	(8,768)
Ending balance at original discount rates	9,413,743	8,679,305	3,327,013	3,563,438	24,983,499
Effect of change from original to current discount rates	1,091,042	1,082,717	275,358	717,751	3,166,868
Balance at September 30, 2024	$10,504,785	$9,762,022	$3,602,371	$4,281,189	$28,150,367
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2023	$9,668,207	$9,487,233	$3,507,845	$4,109,706	$26,772,991
Beginning balance at original discount rates	8,753,526	8,592,897	3,297,781	3,448,491	24,092,695
Effect of changes in assumptions on future cash flows	13,344	34,407	6,156	11,661	65,568
Effect of actual variances from expected experience	(36,998)	(97,632)	(14,364)	(9,595)	(158,589)
Adjusted balance at July 1, 2023	8,729,872	8,529,672	3,289,573	3,450,557	23,999,674
Issuances(1)	181,822	136,612	32,046	7,145	357,625
Interest accrual(2)	114,683	115,547	43,991	51,249	325,470
Benefit payments(3)	(101,161)	(136,994)	(43,644)	(23,422)	(305,221)
Effect of changes in the foreign exchange rate	(15,256)	—	—	—	(15,256)
Ending balance at original discount rates	8,909,960	8,644,837	3,321,966	3,485,529	24,362,292
Effect of change from original to current discount rates	80,477	228,607	(46,234)	282,118	544,968
Balance at September 30, 2023	$8,990,437	$8,873,444	$3,275,732	$3,767,647	$24,907,260

Balance at July 1, 2024	$9,811,407	$9,289,834	$3,424,768	$3,981,898	$26,507,907
Beginning balance at original discount rates	9,353,526	8,748,900	3,356,531	3,545,323	25,004,280
Effect of changes in assumptions on future cash flows	(104,498)	(50,106)	(41,836)	(2,027)	(198,467)
Effect of actual variances from expected experience	(65,766)	(111,255)	(15,385)	(2,629)	(195,035)
Adjusted balance at July 1, 2024	9,183,262	8,587,539	3,299,310	3,540,667	24,610,778
Issuances(1)	199,097	110,991	30,298	5,970	346,356
Interest accrual(2)	124,308	118,873	44,743	52,747	340,671
Benefit payments(3)	(105,757)	(138,098)	(47,338)	(35,946)	(327,139)
Effect of changes in the foreign exchange rate	12,833	—	—	—	12,833
Ending balance at original discount rates	9,413,743	8,679,305	3,327,013	3,563,438	24,983,499
Effect of change from original to current discount rates	1,091,042	1,082,717	275,358	717,751	3,166,868
Balance at September 30, 2024	$10,504,785	$9,762,022	$3,602,371	$4,281,189	$28,150,367
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life(2)
	Net liability for future policy benefits as of September 30, 2023
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,436,001	$2,943,544	$2,244,035	$3,037,498	$12,661,078
Effect of changes in discount rate assumptions	235,731	259,725	(27,532)	283,617	751,541
Other adjustments(1)	508	3,982	6,272	466	11,228
Net liability for future policy benefits, after other adjustments, at current discount rates	4,672,240	3,207,251	2,222,775	3,321,581	13,423,847
Reinsurance recoverable	(141)	—	(7,661)	(32,947)	(40,749)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$4,672,099	$3,207,251	$2,215,114	$3,288,634	$13,383,098
(1)Other adjustments include the Company's effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).
(2)Includes the immaterial error correction noted below.

	Life
	Net liability for future policy benefits as of September 30, 2024
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,781,316	$3,106,580	$2,277,415	$3,128,384	$13,293,695
Effect of changes in discount rate assumptions	886,475	660,829	220,860	682,238	2,450,402
Other adjustments(1)	150	—	—	37	187
Net liability for future policy benefits, after other adjustments, at current discount rates	5,667,941	3,767,409	2,498,275	3,810,659	15,744,284
Reinsurance recoverable	(170)	—	(7,885)	(38,506)	(46,561)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,667,771	$3,767,409	$2,490,390	$3,772,153	$15,697,723
(1)Other adjustments include the Company's effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three and nine month periods ended September 30, 2024 and 2023:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422
Beginning balance at original discount rates	2,941,261	1,729,219	415,442	192,631	87,751	5,366,304
Effect of changes in assumptions on future cash flows	466,883	(30,255)	(56,964)	(6,061)	16,553	390,156
Effect of actual variances from expected experience	(6,240)	(50,052)	(30,526)	(7,643)	(1,666)	(96,127)
Adjusted balance at January 1, 2023	3,401,904	1,648,912	327,952	178,927	102,638	5,660,333
Issuances(1)	226,363	202,561	43,373	30,667	6,532	509,496
Interest accrual(2)	99,390	50,091	14,047	6,304	3,278	173,110
Net premiums collected(3)	(202,669)	(134,009)	(38,322)	(16,611)	(8,028)	(399,639)
Effect of changes in the foreign exchange rate	—	—	—	(165)	—	(165)
Ending balance at original discount rates	3,524,988	1,767,555	347,050	199,122	104,420	5,943,135
Effect of change from original to current discount rates	(183,608)	(192,981)	(8,372)	(9,976)	(1,254)	(396,191)
Balance at September 30, 2023	$3,341,380	$1,574,574	$338,678	$189,146	$103,166	$5,546,944

Balance at January 1, 2024	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728
Beginning balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of changes in assumptions on future cash flows	9,892	(8,117)	(3,463)	12,207	4,449	14,968
Effect of actual variances from expected experience	(18,894)	(43,359)	(26,123)	(11,168)	(1,818)	(101,362)
Adjusted balance at January 1, 2024	3,616,801	1,731,697	318,984	202,908	112,511	5,982,901
Issuances(1)	287,072	200,220	43,367	34,121	12,325	577,105
Interest accrual(2)	128,533	55,733	12,450	7,135	4,221	208,072
Net premiums collected(3)	(220,380)	(141,735)	(39,223)	(18,171)	(8,338)	(427,847)
Effect of changes in the foreign exchange rate	—	—	—	(377)	—	(377)
Ending balance at original discount rates	3,812,026	1,845,915	335,578	225,616	120,719	6,339,854
Effect of change from original to current discount rates	130,218	(44,372)	11,529	8,173	7,153	112,701
Balance at September 30, 2024	$3,942,244	$1,801,543	$347,107	$233,789	$127,872	$6,452,555
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2023	$2,984,554	$1,661,020	$409,551	$201,844	$89,674	$5,346,643
Beginning balance at original discount rates	2,985,660	1,771,206	400,180	201,709	86,840	5,445,595
Effect of changes in assumptions on future cash flows	466,883	(30,255)	(56,964)	(6,061)	16,553	390,156
Effect of actual variances from expected experience	22,683	(15,658)	(2,692)	(2,394)	229	2,168
Adjusted balance at July 1, 2023	3,475,226	1,725,293	340,524	193,254	103,622	5,837,919
Issuances(1)	82,647	70,216	15,183	9,880	2,317	180,243
Interest accrual(2)	35,536	17,272	4,380	2,170	1,160	60,518
Net premiums collected(3)	(68,421)	(45,226)	(13,037)	(5,630)	(2,679)	(134,993)
Effect of changes in the foreign exchange rate	—	—	—	(552)	—	(552)
Ending balance at original discount rates	3,524,988	1,767,555	347,050	199,122	104,420	5,943,135
Effect of change from original to current discount rates	(183,608)	(192,981)	(8,372)	(9,976)	(1,254)	(396,191)
Balance at September 30, 2023	$3,341,380	$1,574,574	$338,678	$189,146	$103,166	$5,546,944

Balance at July 1, 2024	$3,658,491	$1,690,797	$337,741	$205,889	$114,876	$6,007,794
Beginning balance at original discount rates	3,720,108	1,823,728	338,934	208,867	113,247	6,204,884
Effect of changes in assumptions on future cash flows	9,892	(8,117)	(3,463)	12,207	4,449	14,968
Effect of actual variances from expected experience	18,179	(12,068)	(4,959)	(4,110)	644	(2,314)
Adjusted balance at July 1, 2024	3,748,179	1,803,543	330,512	216,964	118,340	6,217,538
Issuances(1)	95,279	71,345	14,352	11,997	3,823	196,796
Interest accrual(2)	43,903	19,016	4,104	2,493	1,460	70,976
Net premiums collected(3)	(75,335)	(47,989)	(13,390)	(6,300)	(2,904)	(145,918)
Effect of changes in the foreign exchange rate	—	—	—	462	—	462
Ending balance at original discount rates	3,812,026	1,845,915	335,578	225,616	120,719	6,339,854
Effect of change from original to current discount rates	130,218	(44,372)	11,529	8,173	7,153	112,701
Balance at September 30, 2024	$3,942,244	$1,801,543	$347,107	$233,789	$127,872	$6,452,555
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349
Beginning balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of changes in assumptions on future cash flows	464,652	(32,428)	(60,437)	(6,407)	15,930	381,310
Effect of actual variances from expected experience	(5,530)	(53,292)	(29,581)	(8,680)	(1,925)	(99,008)
Adjusted balance at January 1, 2023	3,539,755	3,250,624	814,847	288,626	99,217	7,993,069
Issuances(1)	225,915	202,561	42,863	30,667	6,518	508,524
Interest accrual(2)	104,932	99,344	34,699	11,199	3,278	253,452
Benefit payments(3)	(221,753)	(92,973)	(73,614)	(18,633)	(9,502)	(416,475)
Effect of changes in the foreign exchange rate	—	—	—	(217)	—	(217)
Ending balance at original discount rates	3,648,849	3,459,556	818,795	311,642	99,511	8,338,353
Effect of change from original to current discount rates	(191,041)	(498,312)	(4,792)	(5,601)	(1,111)	(700,857)
Balance at September 30, 2023	$3,457,808	$2,961,244	$814,003	$306,041	$98,400	$7,637,496

Balance at January 1, 2024	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002
Beginning balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of changes in assumptions on future cash flows	10,680	(5,054)	(2,775)	20,293	7,733	30,877
Effect of actual variances from expected experience	(15,162)	(48,407)	(26,421)	(12,611)	(1,509)	(104,110)
Adjusted balance at January 1, 2024	3,737,048	3,453,228	787,623	323,113	110,725	8,411,737
Issuances(1)	286,358	200,219	42,780	34,123	12,296	575,776
Interest accrual(2)	133,143	109,479	32,202	12,145	4,220	291,189
Benefit payments(3)	(248,769)	(103,070)	(69,649)	(19,574)	(9,655)	(450,717)
Effect of changes in the foreign exchange rate	—	—	—	(646)	—	(646)
Ending balance at original discount rates	3,907,780	3,659,856	792,956	349,161	117,586	8,827,339
Effect of change from original to current discount rates	131,531	(144,821)	52,819	24,383	6,871	70,783
Balance at September 30, 2024	$4,039,311	$3,515,035	$845,775	$373,544	$124,457	$8,898,122
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2023	$3,116,389	$3,167,461	$923,148	$328,579	$85,856	$7,621,433
Beginning balance at original discount rates	3,116,768	3,436,167	880,879	315,087	83,188	7,832,089
Effect of changes in assumptions on future cash flows	464,652	(32,428)	(60,437)	(6,407)	15,930	381,310
Effect of actual variances from expected experience	22,410	(17,000)	(2,563)	(2,662)	(95)	90
Adjusted balance at July 1, 2023	3,603,830	3,386,739	817,879	306,018	99,023	8,213,489
Issuances(1)	82,511	70,215	14,963	9,880	2,310	179,879
Interest accrual(2)	37,340	34,024	11,173	3,810	1,160	87,507
Benefit payments(3)	(74,832)	(31,422)	(25,220)	(6,973)	(2,982)	(141,429)
Effect of changes in the foreign exchange rate	—	—	—	(1,093)	—	(1,093)
Ending balance at original discount rates	3,648,849	3,459,556	818,795	311,642	99,511	8,338,353
Effect of change from original to current discount rates	(191,041)	(498,312)	(4,792)	(5,601)	(1,111)	(700,857)
Balance at September 30, 2023	$3,457,808	$2,961,244	$814,003	$306,041	$98,400	$7,637,496

Balance at July 1, 2024	$3,758,487	$3,249,466	$815,778	$328,436	$108,617	$8,260,784
Beginning balance at original discount rates	3,823,510	3,605,315	799,316	322,706	107,143	8,657,990
Effect of changes in assumptions on future cash flows	10,680	(5,054)	(2,775)	20,293	7,733	30,877
Effect of actual variances from expected experience	21,522	(13,407)	(4,998)	(4,432)	817	(498)
Adjusted balance at July 1, 2024	3,855,712	3,586,854	791,543	338,567	115,693	8,688,369
Issuances(1)	95,126	71,345	14,177	11,997	3,811	196,456
Interest accrual(2)	45,365	37,299	10,653	4,189	1,460	98,966
Benefit payments(3)	(88,423)	(35,642)	(23,417)	(6,502)	(3,378)	(157,362)
Effect of changes in the foreign exchange rate	—	—	—	910	—	910
Ending balance at original discount rates	3,907,780	3,659,856	792,956	349,161	117,586	8,827,339
Effect of change from original to current discount rates	131,531	(144,821)	52,819	24,383	6,871	70,783
Balance at September 30, 2024	$4,039,311	$3,515,035	$845,775	$373,544	$124,457	$8,898,122
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health(2)
	Net liability for future policy benefits as of September 30, 2023
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$123,861	$1,692,001	$471,745	$112,520	$(4,909)	$2,395,218
Effect of changes in discount rate assumptions	(7,433)	(305,331)	3,580	4,375	143	(304,666)
Other adjustments(1)	7,729	4,347	8,379	993	5,530	26,978
Net liability for future policy benefits, after other adjustments, at current discount rates	124,157	1,391,017	483,704	117,888	764	2,117,530
Reinsurance recoverable	(3,355)	(9,064)	(1,336)	—	—	(13,755)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$120,802	$1,381,953	$482,368	$117,888	$764	$2,103,775
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).
(2)Includes the immaterial error correction noted below.

	Health
	Net liability for future policy benefits as of September 30, 2024
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	95,754	1,813,941	457,378	123,545	(3,133)	2,487,485
Effect of changes in discount rate assumptions	1,313	(100,449)	41,290	16,210	(282)	(41,918)
Other adjustments(1)	17,014	38	9,964	926	4,326	32,268
Net liability for future policy benefits, after other adjustments, at current discount rates	114,081	1,713,530	508,632	140,681	911	2,477,835
Reinsurance recoverable	(2,868)	(11,613)	(1,096)	—	—	(15,577)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$111,213	$1,701,917	$507,536	$140,681	$911	$2,462,258
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

Immaterial Correction of Previously Issued Financial Statements—The Company previously presented reinsurance recoverable on a net basis as a component of future policy benefits. In the fourth quarter of 2023, the Company corrected its presentation of reinsurance recoverable to a gross basis as a component of other assets, which resulted in the reclassification of $55 million of reinsurance recoverable at current discount rates from liabilities to assets ($50 million at original discount rates) as of September 30, 2023, with no change to equity, and the related tables in the footnote have been adjusted to reflect such changes.

Remeasurement Gain or Loss—In accordance with the accounting guidance, the Company reviews, and updates as necessary, its assumptions utilized in the calculation of the liability for future benefits annually in the third quarter and recalculates the net premium ratio. The revised net premium ratio is used to update the liability for future policy benefits as of the beginning of the current reporting period, and is compared to the liability using the prior cash flow assumptions. The difference is recorded as a component of the remeasurement gain or loss for the current period, along with the effect of the difference between actual and expected experience for the period. The total remeasurement gain or loss is included in the Condensed Consolidated Statements of Operations.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience and the amount due to assumption updates, for the three and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Life Remeasurement Gain (Loss)—Experience:
American Income	$4,771	$2,388	$12,619	$5,276
Direct to Consumer	6,913	6,293	13,640	7,594
Liberty National	1,537	2,578	2,187	2,115
Other	508	2,082	2,533	3,487
Total Life Remeasurement Gain (Loss)—Experience	13,729	13,341	30,979	18,472

Life Remeasurement Gain (Loss)—Assumption Updates:
American Income	21,974	308	21,974	308
Direct to Consumer	21,744	1,763	21,744	1,763
Liberty National	12,224	(1,248)	12,224	(1,248)
Other	904	(2,836)	904	(2,836)
Total Life Remeasurement Gain (Loss)—Assumption Updates	56,846	(2,013)	56,846	(2,013)

Total Life Remeasurement Gain (Loss)	70,575	11,328	87,825	16,459

Health Remeasurement Gain (Loss)—Experience:
United American	(2,100)	239	(1,423)	(651)
Family Heritage	1,420	1,212	4,972	3,009
Liberty National	874	634	2,015	(284)
American Income	729	457	1,769	1,025
Direct to Consumer	28	35	74	10
Total Health Remeasurement Gain (Loss)—Experience	951	2,577	7,407	3,109

Health Remeasurement Gain (Loss)—Assumption Updates:
United American	1,205	762	1,205	762
Family Heritage	(3,063)	2,173	(3,063)	2,173
Liberty National	(234)	2,171	(234)	2,171
American Income	(8,036)	119	(8,036)	119
Direct to Consumer	(373)	8	(373)	8
Health Remeasurement Gain (Loss)—Assumption Updates	(10,501)	5,233	(10,501)	5,233

Total Health Remeasurement Gain (Loss)	$(9,550)	$7,810	$(3,094)	$8,342

The Company performs an annual review of its assumptions during the third quarter. This review process resulted in favorable changes to its mortality and lapse assumptions on life and unfavorable changes to morbidity assumptions on health. Generally, in our life segment mortality assumptions were decreased across most channels in line with recent experience consistent with decreasing levels of excess deaths. Also, for the life segment lapse rate assumptions were slightly increased across all channels. For the health segment, morbidity assumptions were increased, causing higher future policy benefit reserves. The assumption review process of the life and health segments resulted in a $46.3 million net remeasurement gain as compared to a $3.2 million net remeasurement gain in the year-ago quarter.

Excluding the impact of assumption changes, the Company's results for actual variances from expected experience for both life and health produced a $14.7 million net remeasurement gain and a $15.9 million net remeasurement gain for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company's results for actual variances from expected experience for both life and health produced a $38.4 million net remeasurement gain and a $21.6 million net remeasurement gain, respectively.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table reconciles the liability for future policy benefits to the Condensed Consolidated Balance Sheets as of September 30, 2024 and 2023:

	At Original Discount Rates		At Current Discount Rates
	As of September 30,		As of September 30,
	2024	2023(2)	2024	2023(2)
Life(1):
American Income	$4,781,464	$4,436,042	$5,667,941	$4,672,240
Direct to Consumer	3,106,582	2,943,544	3,767,409	3,207,251
Liberty National	2,277,415	2,244,035	2,498,275	2,222,775
Other	3,128,419	3,037,595	3,810,659	3,321,581
Net liability for future policy benefits—long duration life	13,293,880	12,661,216	15,744,284	13,423,847
Health(1):
United American	110,384	129,410	114,081	124,157
Family Heritage	1,813,971	1,692,080	1,713,530	1,391,017
Liberty National	466,474	479,394	508,632	483,704
American Income	124,534	113,340	140,681	117,888
Direct to Consumer	877	752	911	764
Net liability for future policy benefits—long duration health	2,516,240	2,414,976	2,477,835	2,117,530
Deferred profit liability	177,108	173,520	177,108	173,520
Deferred annuity	680,849	813,276	680,849	813,276
Interest sensitive life	725,857	735,025	725,857	735,025
Other	8,983	9,901	8,980	9,904
Total future policy benefits	$17,402,917	$16,807,914	$19,814,913	$17,273,102
(1)Balances are presented net of the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).
(2)Includes the immaterial error correction for reinsurance as noted above.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of September 30, 2024 and 2023:

	As of September 30,
	2024		2023
	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.0%	5.7%	5.6%
Direct to Consumer	6.0%	5.0%	6.0%	5.6%
Liberty National	5.6%	5.0%	5.6%	5.7%
Other	6.2%	5.0%	6.2%	5.7%

Health
United American	5.1%	4.8%	5.2%	5.5%
Family Heritage	4.2%	4.9%	4.3%	5.7%
Liberty National	5.8%	4.8%	5.8%	5.7%
American Income	5.8%	4.8%	5.9%	5.6%
Direct to Consumer	5.1%	4.8%	5.2%	5.5%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of September 30, 2024 and 2023:

	As of September 30,
	2024		2023
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.81	23.03	23.08	23.29
Direct to Consumer	19.42	20.81	19.73	21.00
Liberty National	15.31	15.80	15.12	15.20
Other	16.07	17.48	16.34	17.42

Health
United American	11.73	10.93	11.40	10.34
Family Heritage	15.34	14.60	14.90	13.81
Liberty National	9.26	9.48	9.11	8.97
American Income	12.50	12.89	12.14	12.20
Direct to Consumer	11.73	10.93	11.40	10.34

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2024 and 2023:

	Life
	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$1,264,474	$202,486	$1,181,247	$187,381
Direct to Consumer	734,860	135,249	735,374	127,040
Liberty National	273,746	91,890	256,641	89,765
Other	152,065	138,724	154,836	133,991
Total	$2,425,145	$568,349	$2,328,098	$538,177

	Life
	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$427,543	$68,558	$399,794	$63,565
Direct to Consumer	243,625	45,708	244,931	42,978
Liberty National	92,636	30,737	87,071	30,095
Other	50,413	46,573	51,493	45,065
Total	$814,217	$191,576	$783,289	$181,703

	Health
	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$325,415	$4,449	$298,964	$5,345
Family Heritage	317,065	53,357	294,047	48,904
Liberty National	142,051	19,679	139,875	20,567
American Income	88,017	5,010	84,863	4,896
Direct to Consumer	11,196	—	10,680	—
Total	$883,744	$82,495	$828,429	$79,712

	Health
	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$110,565	$1,408	$100,285	$1,741
Family Heritage	107,819	18,150	99,828	16,632
Liberty National	47,099	6,524	46,441	6,766
American Income	29,628	1,696	28,528	1,640
Direct to Consumer	3,806	—	3,583	—
Total	$298,917	$27,778	$278,665	$26,779
Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts as of September 30, 2024 and 2023:

	Life
	As of September 30, 2024			As of September 30, 2023
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$25,300,910	$14,305,914	$15,028,140	$23,974,963	$13,530,015	$13,147,003
PV of expected future net premiums	8,185,825	4,632,427	4,836,994	7,912,903	4,473,959	4,318,705
PV of expected future policy benefits	31,554,905	9,413,743	10,504,785	30,182,319	8,909,960	8,990,437

DTC
PV of expected future gross premiums	$17,506,090	$9,144,676	$9,825,694	$17,575,618	$9,182,146	$9,112,202
PV of expected future net premiums	10,614,237	5,572,725	5,994,613	10,850,664	5,701,293	5,670,175
PV of expected future policy benefits	25,907,169	8,679,305	9,762,022	25,711,499	8,644,837	8,873,444

Liberty National
PV of expected future gross premiums	$4,797,146	$2,792,129	$2,886,943	$4,601,176	$2,681,034	$2,577,877
PV of expected future net premiums	1,855,536	1,049,598	1,104,096	1,901,039	1,077,931	1,059,229
PV of expected future policy benefits	9,028,196	3,327,013	3,602,371	8,852,345	3,321,966	3,275,732

Other
PV of expected future gross premiums	$3,657,885	$1,857,769	$2,063,274	$3,753,093	$1,901,531	$1,953,533
PV of expected future net premiums	894,843	435,054	470,567	919,200	448,031	446,532
PV of expected future policy benefits	12,471,336	3,563,438	4,281,189	12,427,646	3,485,529	3,767,647

Total
PV of expected future gross premiums	$51,262,031	$28,100,488	$29,804,051	$49,904,850	$27,294,726	$26,790,615
PV of expected future net premiums	21,550,441	11,689,804	12,406,270	21,583,806	11,701,214	11,494,641
PV of expected future policy benefits	78,961,606	24,983,499	28,150,367	77,173,809	24,362,292	24,907,260

As of September 30, 2024, for the life segment using current discount rates, the Company anticipates $29.8 billion of expected future gross premiums and $12.4 billion of expected future net premiums. As of September 30, 2023, using current discount rates, the Company anticipated $26.8 billion of expected future gross premiums and $11.5 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums of $17.4 billion and $15.3 billion for September 30, 2024 and 2023, respectively, is not.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of September 30, 2024			As of September 30, 2023
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$9,068,701	$5,556,347	$5,742,668	$8,442,713	$5,141,771	$4,871,878
PV of expected future net premiums	6,229,763	3,812,026	3,942,244	5,799,017	3,524,988	3,341,380
PV of expected future policy benefits	6,390,307	3,907,780	4,039,311	5,998,770	3,648,849	3,457,808

Family Heritage
PV of expected future gross premiums	$7,107,124	$4,155,037	$4,074,915	$6,637,472	$3,932,327	$3,523,258
PV of expected future net premiums	3,139,624	1,845,915	1,801,543	2,962,973	1,767,555	1,574,574
PV of expected future policy benefits	7,043,880	3,659,856	3,515,035	6,549,339	3,459,556	2,961,244

Liberty National
PV of expected future gross premiums	$2,037,319	$1,297,318	$1,370,521	$2,084,428	$1,321,438	$1,308,898
PV of expected future net premiums	495,616	335,578	347,107	515,612	347,050	338,678
PV of expected future policy benefits	1,375,759	792,956	845,775	1,414,512	818,795	814,003

American Income
PV of expected future gross premiums	$1,781,677	$999,161	$1,063,740	$1,755,682	$984,122	$969,090
PV of expected future net premiums	400,683	225,616	233,789	354,120	199,122	189,146
PV of expected future policy benefits	710,352	349,161	373,544	632,349	311,642	306,041

Direct to Consumer
PV of expected future gross premiums	$232,805	$147,193	$156,142	$224,522	$141,374	$139,748
PV of expected future net premiums	191,566	120,719	127,872	166,099	104,420	103,166
PV of expected future policy benefits	187,260	117,586	124,457	154,931	99,511	98,400

Total
PV of expected future gross premiums	$20,227,626	$12,155,056	$12,407,986	$19,144,817	$11,521,032	$10,812,872
PV of expected future net premiums	10,457,252	6,339,854	6,452,555	9,797,821	5,943,135	5,546,944
PV of expected future policy benefits	15,707,558	8,827,339	8,898,122	14,749,901	8,338,353	7,637,496

As of September 30, 2024, for the health segment using current discount rates, the Company anticipates $12.4 billion of expected future gross premiums and $6.5 billion of expected future net premiums. As of September 30, 2023, using current discount rates, the Company anticipated $10.8 billion of expected future gross premiums and $5.5 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums of $5.9 billion and $5.3 billion for September 30, 2024 and 2023, respectively, is not.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances as of September 30, 2024 and 2023:

	Policyholders' Account Balances
	2024			2023
	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at January 1,	$732,948	$773,039	$236,958	$739,105	$954,318	$123,234
Issuances	—	495	—	—	602	—
Premiums received	16,187	8,857	239,114	17,062	10,543	100,113
Policy charges	(9,253)	—	—	(9,729)	—	—
Surrenders and withdrawals	(17,326)	(84,893)	(10,615)	(16,204)	(125,176)	(9,106)
Benefit payments	(23,357)	(34,159)	—	(22,753)	(48,459)	—
Interest credited	20,890	17,990	15,210	21,274	21,608	6,164
Other	5,768	(480)	(11,379)	6,270	(161)	(2,195)
Balance at September 30,	$725,857	$680,849	$469,288	$735,025	$813,275	$218,210

	Policyholders' Account Balances
	2024			2023
	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at July 1,	$728,097	$706,022	$400,625	$736,920	$853,064	$187,873
Issuances	—	137	—	—	231	—
Premiums received	5,077	2,448	70,644	5,398	2,439	31,704
Policy charges	(3,081)	—	—	(3,213)	—	—
Surrenders and withdrawals	(5,850)	(22,331)	(3,264)	(5,582)	(37,905)	(2,782)
Benefit payments	(6,617)	(10,022)	—	(7,258)	(11,047)	—
Interest credited	6,922	5,777	6,106	7,083	6,863	2,825
Other	1,309	(1,182)	(4,823)	1,677	(370)	(1,410)
Balance at September 30,	$725,857	$680,849	$469,288	$735,025	$813,275	$218,210

Weighted-average credit rate	3.86%	3.37%	5.73%	3.91%	3.34%	5.68%
Net amount at risk	$1,687,182	N/A	N/A	$1,793,787	N/A	N/A
Cash surrender value	$678,556	$680,849	$469,288	$673,814	$813,276	$218,210
The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policy holders and the respective guaranteed minimums as of September 30, 2024 and 2023:

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	At September 30, 2024
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum
Less than 3.00%	$—	$1,866	$373,729
3.00%-3.99%	29,170	494,585	3,046
4.00%-4.99%	606,425	184,398	6,548
Greater than 5.00%	90,262	—	36,541
Total	725,857	680,849	419,864
1-50 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	1,678
Greater than 5.00%	—	—	—
Total	—	—	1,678
51-150 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	47,746
Greater than 5.00%	—	—	—
Total	—	—	47,746
Grand Total	$725,857	$680,849	$469,288

        GL Q3 2024 FORM 10-Q

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
1-50 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
51-150 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	50,004
Greater than 5.00%	—	—	—
Total	—	—	50,004
Grand Total	$735,025	$813,275	$218,210

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three and nine month periods ended September 30, 2024 and 2023:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291
Capitalizations	351,933	123,774	78,599	9,970	564,276
Amortization expense	(118,207)	(74,496)	(38,192)	(12,390)	(243,285)
Foreign exchange adjustment	(1,297)	—	—	—	(1,297)
Balance at September 30, 2023	$2,490,720	$1,726,209	$651,130	$295,926	$5,163,985

Balance at January 1, 2024	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775
Capitalizations	391,707	112,198	88,355	9,304	601,564
Amortization expense	(133,410)	(75,898)	(42,041)	(12,404)	(263,753)
Foreign exchange adjustment	(1,857)	—	—	—	(1,857)
Balance at September 30, 2024	$2,829,810	$1,773,417	$712,733	$291,769	$5,607,729

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2023	$2,417,480	$1,714,715	$636,209	$296,861	$5,065,265
Capitalizations	117,761	36,385	27,950	3,203	185,299
Amortization expense	(40,465)	(24,891)	(13,029)	(4,138)	(82,523)
Foreign exchange adjustment	(4,056)	—	—	—	(4,056)
Balance at September 30, 2023	$2,490,720	$1,726,209	$651,130	$295,926	$5,163,985

Balance at July 1, 2024	$2,740,138	$1,765,673	$696,905	$292,877	$5,495,593
Capitalizations	131,851	33,222	30,255	3,024	198,352
Amortization expense	(46,033)	(25,478)	(14,427)	(4,132)	(90,070)
Foreign exchange adjustment	3,854	—	—	—	3,854
Balance at September 30, 2024	$2,829,810	$1,773,417	$712,733	$291,769	$5,607,729

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763
Capitalizations	1,491	46,977	14,854	9,579	—	72,901
Amortization expense	(4,504)	(20,071)	(9,977)	(2,919)	(137)	(37,608)
Foreign exchange adjustment	—	—	—	(125)	—	(125)
Balance at September 30, 2023	$74,381	$443,514	$137,973	$64,346	$1,717	$721,931

Balance at January 1, 2024	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735
Capitalizations	2,069	52,055	18,033	11,097	2	83,256
Amortization expense	(4,197)	(22,038)	(11,003)	(3,426)	(110)	(40,774)
Foreign exchange adjustment	—	—	—	(55)	—	(55)
Balance at September 30, 2024	$71,361	$482,860	$146,971	$74,399	$1,571	$777,162

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2023	$75,349	$433,999	$136,276	$62,285	$1,760	$709,669
Capitalizations	495	16,386	5,120	3,259	—	25,260
Amortization expense	(1,463)	(6,871)	(3,423)	(1,016)	(43)	(12,816)
Foreign exchange adjustment	—	—	—	(182)	—	(182)
Balance at September 30, 2023	$74,381	$443,514	$137,973	$64,346	$1,717	$721,931

Balance at July 1, 2024	$71,975	$472,254	$145,097	$71,589	$1,608	$762,523
Capitalizations	780	18,123	5,589	3,817	—	28,309
Amortization expense	(1,394)	(7,517)	(3,715)	(1,189)	(37)	(13,852)
Foreign exchange adjustment	—	—	—	182	—	182
Balance at September 30, 2024	$71,361	$482,860	$146,971	$74,399	$1,571	$777,162

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Condensed Consolidated Balance Sheets as of September 30, 2024:

	September 30,
	2024	2023
Life
American Income	$2,829,810	$2,490,720
Direct to Consumer	1,773,417	1,726,209
Liberty National	712,733	651,130
Other	291,769	295,926
Total DAC—Life	5,607,729	5,163,985

Health
United American	71,361	74,381
Family Heritage	482,860	443,514
Liberty National	146,971	137,973
American Income	74,399	64,346
Direct to Consumer	1,571	1,717
Total DAC—Health	777,162	721,931

Annuity	1,791	3,377
Total	$6,386,682	$5,889,293

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	September 30, 2024	December 31, 2023
Balance at beginning of period	$194,809	$184,286
Less reinsurance recoverables	(2,157)	(2,084)
Net balance at beginning of period	192,652	182,202
Incurred related to:
Current year	560,548	697,521
Prior years	(7,914)	(4,853)
Total incurred	552,634	692,668
Paid related to:
Current year	399,412	535,971
Prior years	142,020	146,247
Total paid	541,432	682,218
Net balance at end of period	203,854	192,652
Plus reinsurance recoverables	1,623	2,157
Balance at end of period	$205,477	$194,809

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	September 30, 2024	December 31, 2023
Policy claims and other benefits payable:
Life insurance	$324,922	$320,066
Health insurance	205,477	194,809
Total	$530,399	$514,875

        GL Q3 2024 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at September 30, 2024 and December 31, 2023.

Pension Assets by Component at September 30, 2024

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$38,544	$—	$—	$38,544	6
Equity exchange traded fund(1)	318,809	—	—	318,809	49
U.S. Government and Agency	—	204,990	—	204,990	32
Other bonds	—	4	—	4	—
Guaranteed annuity contract(2)	—	43,881	—	43,881	7
Short-term investments	5,122	—	—	5,122	1
Other	1,858	—	—	1,858	—
	$364,333	$248,875	$—	613,208	95
Other long-term investments(3)				30,356	5
Total pension assets				$643,564	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of September 30, 2024, the Globe Life Inc. Pension Plan owned less than 1% of two long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q3 2024 FORM 10-Q

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

SERP: The following tables include premiums paid for COLI at September 30, 2024 and 2023 and investments of the Rabbi Trust at September 30, 2024 and December 31, 2023.

	Nine Months Ended September 30,
	2024	2023
Premiums paid for insurance coverage	$443	$443

	September 30, 2024	December 31, 2023
Total investments:
COLI	$56,757	$55,185
Exchange traded funds	97,132	86,156
	$153,889	$141,341

Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Pension Plans	$615,595	$554,957
SERP	72,654	72,603
Benefit obligation	$688,249	$627,560

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and nine month periods ended September 30, 2024 and 2023.
Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost—benefits earned during the period	$6,224	$5,392	$18,673	$16,174
Interest cost on projected benefit obligation	8,287	7,834	24,862	23,502
Expected return on assets	(10,645)	(9,656)	(31,938)	(28,968)
Amortization:
Prior service cost	265	269	803	807
Actuarial (gain) loss	6	(48)	18	(152)
Net periodic benefit cost	$4,137	$3,791	$12,418	$11,363

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	87,874,488	94,636,867	91,048,853	95,445,416
Weighted average dilutive options outstanding	212,553	1,180,770	273,666	1,211,974
Diluted weighted average shares outstanding	88,087,041	95,817,637	91,322,519	96,657,390

Antidilutive shares	4,234,326	492,970	3,090,848	399,071

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out of the money employee and Director stock options.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

On August 23, 2024, Globe Life completed the issuance of $450 million principal amount of 5.85% Senior notes due September 15, 2034. Total proceeds received by the Parent from the issuance, net of the underwriters’ discount, were $445 million. The proceeds were used for general corporate purposes, which included open market purchases of shares of its common stock under its share repurchase program. On August 15, 2024, Globe Life amended its term loan agreement increasing the principal amount from $170 million to $250 million, an increase of $80 million. The amendment extends the maturity date from November 11, 2024 to August 15, 2027.

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				September 30, 2024				December 31, 2023
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(3,180)	$546,820	$550,088	$546,283
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(2,983)	397,017	344,796	396,670
Senior notes(1)	05/19/2022	06/15/2032	4.800%	250,000	(3,828)	246,172	248,443	245,873
Senior notes	08/23/2024	09/15/2034	5.850%	450,000	(5,188)	444,812	464,881	—
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,561)	123,439	109,657	123,427
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,633)	317,367	236,730	317,306
Term loan(2)	05/11/2023	08/15/2027	6.593%	250,000	(1,951)	248,049	248,049	—
Total long-term debt				2,350,000	(26,324)	2,323,676	2,202,644	1,629,559

Term loan(2)				—	—	—	—	169,549
FHLB borrowings				17,000	—	17,000	17,000	—
Commercial paper				426,908	(6,490)	420,418	420,418	316,564
Total short-term debt				443,908	(6,490)	437,418	437,418	486,113

Total debt				$2,793,908	$(32,814)	$2,761,094	$2,640,062	$2,115,672
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)Interest calculated quarterly using Secured Overnight Financing Rate (SOFR) plus 135 basis points.

The commercial paper has the highest priority of all unsecured debt, followed by senior notes then junior subordinated debentures. The senior notes are callable under a make-whole provision, and the junior subordinated debentures are subject to an optional redemption five years from issuance. Interest on the 4.25% junior subordinated debentures and the term loan are payable quarterly while all other long-term debt is payable semi-annually.

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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $1 billion, less any letters of credit issued. Interest is charged at variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of September 30, 2024, the Company was in full compliance with these covenants.

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper

	As of
	September 30, 2024	December 31, 2023	September 30, 2023
Balance of commercial paper at end of period (par value)	$426,908	$319,000	$251,000
Annualized interest rate	5.56%	5.71%	5.65%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	458,092	316,000	384,000

Credit Facility—Commercial Paper Activity

	Nine Months Ended September 30,
	2024	2023
Average balance of commercial paper outstanding during period (par value)	$375,851	$296,816
Daily-weighted average interest rate (annualized)	5.80%	5.33%
Maximum daily amount outstanding during period (par value)	$633,425	$477,700
Commercial paper issued during period (par value)	1,482,556	1,480,000
Commercial paper matured during period (par value)	(1,374,648)	(1,514,000)
Net commercial paper issued (matured) during period (par value)	107,908	(34,000)

Federal Home Loan Bank: FHLB membership provides certain of our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

Globe Life owned $32.4 million in FHLB common stock as of September 30, 2024 and $22.3 million as of December 31, 2023. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life. As of September 30, 2024, Globe Life's insurance subsidiaries maximum borrowing capacity under the FHLB facility was approximately $781 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.4 billion. As of September 30, 2024, $372 million in funding agreements were outstanding with the FHLB, compared to $138 million as of December 31, 2023. This amount is included in "Other policyholders' funds" in the Condensed Consolidated Balance Sheets. In addition, the Company had $17 million in short-term borrowings from the FHLB as of September 30, 2024, compared to $0 as of December 31, 2023, this amount is recorded in "Short-term debt".

        GL Q3 2024 FORM 10-Q

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

The following tables present segment premium revenue by each of Globe Life's distribution channels.

	Premium Income by Distribution Channel

	Three Months Ended September 30, 2024
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$427,839	52	$31,277	9	$—	—	$459,116	39
Direct to Consumer	246,425	30	18,072	5	—	—	264,497	23
Liberty National	93,625	12	47,277	13	—	—	140,902	12
United American	1,608	—	149,510	42	—	—	151,118	13
Family Heritage	1,684	—	107,819	31	—	—	109,503	9
Other	47,457	6	—	—	—	—	47,457	4
	$818,638	100	$353,955	100	$—	—	$1,172,593	100

	Three Months Ended September 30, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$400,214	51	$30,535	9	$—	—	$430,749	39
Direct to Consumer	247,858	32	17,153	5	—	—	265,011	24
Liberty National	88,199	11	46,643	14	—	—	134,842	12
United American	1,802	—	137,077	42	—	—	138,879	12
Family Heritage	1,561	—	99,828	30	—	—	101,389	9
Other	48,465	6	—	—	—	—	48,465	4
	$788,099	100	$331,236	100	$—	—	$1,119,335	100

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2024
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,265,417	52	$92,495	9	$—	—	$1,357,912	39
Direct to Consumer	743,304	31	54,070	5	—	—	797,374	23
Liberty National	276,599	11	142,612	14	—	—	419,211	12
United American	5,009	—	440,375	42	—	—	445,384	13
Family Heritage	4,945	—	317,065	30	—	—	322,010	9
Other	143,111	6	—	—	—	—	143,111	4
	$2,438,385	100	$1,046,617	100	$—	—	$3,485,002	100

	Nine Months Ended September 30, 2023
	Life		Health		Annuity		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,182,346	50	$89,656	9	$—	—	$1,272,002	38
Direct to Consumer	744,132	32	51,576	5	—	—	795,708	24
Liberty National	260,036	11	140,518	14	—	—	400,554	12
United American	5,533	—	407,137	42	—	—	412,670	13
Family Heritage	4,554	—	294,029	30	—	—	298,583	9
Other	145,828	7	—	—	—	—	145,828	4
	$2,342,429	100	$982,916	100	$—	—	$3,325,345	100

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

        GL Q3 2024 FORM 10-Q

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

	Three Months Ended September 30, 2024
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$818,638	$353,955	$—	$—	$—	$—		$1,172,593
Net investment income	—	—	—	284,964	—	—		284,964
Other income	—	—	—	—	42	—		42
Total revenue	818,638	353,955	—	284,964	42	—		1,457,599
Expenses:
Policy benefits	454,502	221,926	5,716	6,040	—	—		688,184
Required interest on reserves	(203,875)	(27,717)	(7,829)	239,421	—	—		—
Amortization of acquisition costs	90,070	13,852	388	—	—	—		104,310
Commissions, premium taxes, and non-deferred acquisition costs	90,758	58,931	4	—	—	—		149,693
Insurance administrative expense(1)	—	—	—	—	88,465	730	(3)	89,195
Parent expense	—	—	—	—	3,210	3,236	(2,3)	6,446
Stock-based compensation expense	—	—	—	—	9,233	—		9,233
Interest expense	—	—	—	—	31,388	—		31,388
Total expenses	431,455	266,992	(1,721)	245,461	132,296	3,966		1,078,449
Subtotal	387,183	86,963	1,721	39,503	(132,254)	(3,966)		379,150
Non-operating items	—	—	—	—	—	3,966	(2,3)	3,966
Measure of segment profitability (pretax)	$387,183	$86,963	$1,721	$39,503	$(132,254)	$—		383,116

Realized gains (losses)								(2,192)
Legal costs and proceedings								(3,329)
Non-operating expenses								(637)
Income before income taxes per Condensed Consolidated Statements of Operations								$376,958
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.
(3)Legal costs and proceedings.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$788,099	$331,236	$—	$—	$—	$—		$1,119,335
Net investment income	—	—	—	266,926	—	—		266,926
Other income	—	—	—	—	50	—		50
Total revenue	788,099	331,236	—	266,926	50	—		1,386,311
Expenses:
Policy obligations	515,676	193,790	6,854	2,724	—	—		719,044
Required interest on reserves	(194,199)	(26,732)	(9,353)	230,284	—	—		—
Amortization of acquisition costs	82,523	12,816	418	—	—	—		95,757
Commissions, premium taxes, and non-deferred acquisition costs	84,011	54,662	4	—	—	—		138,677
Insurance administrative expense(1)	—	—	—	—	74,585	—		74,585
Parent expense	—	—	—	—	2,581	1,137	(2)	3,718
Stock-based compensation expense	—	—	—	—	7,567	—		7,567
Interest expense	—	—	—	—	25,955	—		25,955
Total expenses	488,011	234,536	(2,077)	233,008	110,688	1,137		1,065,303
Subtotal	300,088	96,700	2,077	33,918	(110,638)	(1,137)		321,008
Non-operating items	—	—	—	—	—	1,137	(2)	1,137
Measure of segment profitability (pretax)	$300,088	$96,700	$2,077	$33,918	$(110,638)	$—		322,145

Realized gains (losses)								(2,193)
Non-operating expenses								(1,137)
Income before income taxes per Condensed Consolidated Statements of Operations								$318,815
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2024
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,438,385	$1,046,617	$—	$—	$—	$—		$3,485,002
Net investment income	—	—	—	853,178	—	—		853,178
Other income	—	—	—	—	192	—		192
Total revenue	2,438,385	1,046,617	—	853,178	192	—		4,338,372
Expenses:
Policy obligations	1,493,165	629,676	17,786	15,044	—	—		2,155,671
Required interest on reserves	(605,397)	(82,300)	(24,358)	712,055	—	—		—
Amortization of acquisition costs	263,753	40,774	1,176	—	—	—		305,703
Commissions, premium taxes, and non-deferred acquisition costs	270,347	177,246	12	—	—	—		447,605
Insurance administrative expense(1)	—	—	—	—	251,072	1,646	(3)	252,718
Parent expense	—	—	—	—	9,166	6,722	(2,3)	15,888
Stock-based compensation expense	—	—	—	—	28,590	—		28,590
Interest expense	—	—	—	—	91,413	—		91,413
Total expenses	1,421,868	765,396	(5,384)	727,099	380,241	8,368		3,297,588
Subtotal	1,016,517	281,221	5,384	126,079	(380,049)	(8,368)		1,040,784
Non-operating items	—	—	—	—	—	8,368	(2,3)	8,368
Measure of segment profitability (pretax)	$1,016,517	$281,221	$5,384	$126,079	$(380,049)	$—		1,049,152

Realized gains (losses)								(26,580)
Legal costs and proceedings								(5,764)
Non-operating expenses								(2,604)
Income before income taxes per Condensed Consolidated Statements of Operations								$1,014,204
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.
(3)Legal costs and proceedings.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2023
	Life	Health	Annuity	Investment	Corporate & Other	Adjustments		Consolidated
Revenue:
Premium	$2,342,429	$982,916	$—	$—	$—	$—		$3,325,345
Net investment income	—	—	—	785,275	—	—		785,275
Other income	—	—	—	—	185	—		185
Total revenue	2,342,429	982,916	—	785,275	185	—		4,110,805
Expenses:
Policy obligations	1,536,317	580,676	21,502	5,986	—	—		2,144,481
Required interest on reserves	(575,801)	(79,603)	(29,327)	684,731	—	—		—
Amortization of acquisition costs	243,285	37,608	1,266	—	—	—		282,159
Commissions, premium taxes, and non-deferred acquisition costs	251,136	163,784	13	—	—	—		414,933
Insurance administrative expense(1)	—	—	—	—	223,951	—		223,951
Parent expense	—	—	—	—	8,254	1,137	(2)	9,391
Stock-based compensation expense	—	—	—	—	22,732	—		22,732
Interest expense	—	—	—	—	76,640	—		76,640
Total expenses	1,454,937	702,465	(6,546)	690,717	331,577	1,137		3,174,287
Subtotal	887,492	280,451	6,546	94,558	(331,392)	(1,137)		936,518
Non-operating items	—	—	—	—	—	1,137	(2)	1,137
Measure of segment profitability (pretax)	$887,492	$280,451	$6,546	$94,558	$(331,392)	$—		937,655

Realized gains (losses)								(78,963)
Non-operating expenses								(1,137)
Income before income taxes per Condensed Consolidated Statements of Operations								$857,555
(1)Administrative expense is not allocated to insurance segments.
(2)Non-operating expenses.

Note 13—Subsequent Events

In the fourth quarter of 2024, the Company entered into a coinsurance agreement to cede a majority of its annuity business to a third-party insurer. The annuity reserves ceded totaled approximately $460 million subject to final settlement. The pre-tax ceding commission under the agreement was approximately $50 million and will be recognized into income over the remaining life of the ceded contracts. Under the terms of the agreement, the reinsurer will be required to maintain assets in trust at 105% of reserves. The Company's annuity business comprises less than 1% of revenue and is not core to the Company's business. We anticipate that we will adjust our segment reporting to reflect the remaining annuity business within the Corporate and Other category of our segment reporting.

        GL Q3 2024 FORM 10-Q

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
4.Interest rate changes that affect product sales, financing costs, and/or investment yields;
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
13.The impact of reputational damage on the Company including the impact on the Company's ability to attract and retain agents;
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

        GL Q3 2024 FORM 10-Q

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

Net investment income (Required interest on policy liabilities) Excess investment income

        GL Q3 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights.
•Net income as a return on equity (ROE) for the nine months ended September 30, 2024 was 22.4% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 15.3%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 4% for the period from $2.34 billion in 2023 to $2.44 billion in 2024.
•Net investment income increased 9% over the same period in the prior year.
•Total net sales increased 9% over the same period in the prior year from $568 million in 2023 to $622 million in 2024. The average producing agent count across all of the exclusive agencies increased 12% over the prior year.
•Book value per share increased 13% over the same period in the prior year from $48.51 to $54.65. Book value per share, excluding accumulated other comprehensive income(1), increased 13% over the prior year from $74.31 in 2023 to $83.92 in 2024.
The following graphs represent net income and net operating income for the nine month periods ended September 30, 2024 and 2023.

Net Income
(Dollar amounts in thousands)
$900,000
$800,000
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$695,953
$815,566
2023
2024

Net Operating Income
(Dollar amounts in thousands)
$900,000
$800,000
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$759,231
$843,175
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
Net operating income as an ROE, excluding accumulated other comprehensive income (AOCI), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(2.48) billion and $(2.46) billion for the nine months ended September 30, 2024 and 2023, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(29.27) and $(25.80) for the nine months ended September 30, 2024 and 2023, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q3 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income increased 17% to $816 million during the nine months ended September 30, 2024, compared with $696 million in the same period in 2023. On a diluted per common share basis, net income per common share for the nine months ended September 30, 2024 increased 24% from $7.20 to $8.93.

Net operating income increased 11% to $843 million for the nine months ended September 30, 2024, compared with $759 million for the same period in 2023, due to a 33% increase in excess investment income as well as a 15% increase in life underwriting margin. On a diluted per common share basis, net operating income per common share for the nine months ended September 30, 2024 increased from $7.85 to $9.23, an 18% increase. Net operating income is the consolidated total of segment profits after tax and as such is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

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

During the third quarter of 2024, the Company performed its annual assumptions review and updated both its life and health assumptions of lapses, mortality, and morbidity resulting in a $46.3 million net remeasurement gain as compared to a $3.2 million net remeasurement gain in the year-ago quarter.

Excluding the impact of assumption changes, the Company's results for actual variances from expected experience for both life and health produced a $14.7 million net remeasurement gain and a $15.9 million net remeasurement gain for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company's results for actual variances from expected experience for both life and health produced a $38.4 million net remeasurement gain and a $21.6 million net remeasurement gain, respectively.

        GL Q3 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
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

The Company continues to see positive signs in its core operations, including sales and premium growth, and a consistent operating ROE, excluding accumulated other comprehensive income, generally in the mid-teens.

        GL Q3 2024 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023	Change	%
Life insurance underwriting margin	$1,016,517	$887,492	$129,025	15
Health insurance underwriting margin	281,221	280,451	770	—
Annuity underwriting margin	5,384	6,546	(1,162)	(18)
Excess investment income	126,079	94,558	31,521	33
Other insurance:
Other income	192	185	7	4
Administrative expense	(251,072)	(223,951)	(27,121)	12
Corporate and other	(129,169)	(107,626)	(21,543)	20
Pre-tax total	1,049,152	937,655	111,497	12
Applicable taxes	(205,977)	(178,424)	(27,553)	15
Net operating income	843,175	759,231	83,944	11
Reconciling items, net of tax:
Realized gains (losses)	(20,998)	(62,380)	41,382
Non-operating expenses	(2,057)	(898)	(1,159)
Legal costs and proceedings	(4,554)	—	(4,554)
Net income	$815,566	$695,953	$119,613	17

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $129 million compared with the prior period, primarily a result of increased premiums and favorable policy obligations as a percent of premium due most notably to a remeasurement gain related to the updating of assumptions in the third quarter. Excess investment income increased $32 million compared with the prior period, resulting from growth in our invested assets and increased yields due to higher interest rates. The health segment increased slightly with $281 million of underwriting margin in the first nine months of 2024 compared with $280 million in the first nine months of 2023.

        GL Q3 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2024, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division (American Income). The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the nine months ended September 30, 2024.

Total premium income rose 5% for the nine months ended September 30, 2024 to $3.49 billion. Total net sales increased 9% to $622 million, when compared with 2023. Total first-year collected premium (defined in the following section) increased 13% to $507 million for 2024 compared to $449 million in 2023.

Life insurance premium income increased 4% to $2.44 billion over the prior-year total of $2.34 billion. Life net sales rose 9% to $450 million for the first nine months of 2024. First-year collected life premium increased 9% to $342 million. Life underwriting margin, as a percent of premium, increased to 42% for 2024 from 38% in 2023. Underwriting margin increased to $1.02 billion in 2024, compared to $887 million for the same period in 2023.

Health insurance premium income increased 6% to $1.05 billion over the prior-year total of $983 million. Health net sales rose 11% to $171 million for the first nine months of 2024. First-year collected health premium rose 21% to $165 million. Health underwriting margin, as a percent of premium, was 27% for 2024 and 29% for 2023. Health underwriting margin increased slightly to $281 million for the first nine months of 2024, compared to the same period in 2023.

Excess investment income, the measure of profitability of our investment segment, increased 33% during the first nine months of 2024 to $126 million from $95 million in the same period in 2023. Excess investment income per common share, reflecting the impact of our share repurchase program and increased net investment income, increased 41% to $1.38 from $0.98 when compared with the same period in 2023.

Insurance administrative expenses increased 12% in 2024 when compared with the prior-year period. These expenses were 7.2% as a percent of premium during 2024 compared to 6.7% in 2023.

For the nine months ended September 30, 2024, the Company repurchased 9.7 million Globe Life Inc. shares at a total cost of $910 million for an average share price of $93.36.

        GL Q3 2024 FORM 10-Q

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

        GL Q3 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2024, life premium represented 70% of total premium and life underwriting margin represented 78% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$2,438,385	100	$2,342,429	100	$95,956	4

Policy obligations	1,493,165	61	1,536,317	66	(43,152)	(3)
Required interest on reserves	(605,397)	(25)	(575,801)	(25)	(29,596)	5
Net policy obligations	887,768	36	960,516	41	(72,748)	(8)
Commissions, premium taxes, and non-deferred acquisition expenses	270,347	11	251,136	11	19,211	8
Amortization of acquisition costs	263,753	11	243,285	10	20,468	8
Total expense	1,421,868	58	1,454,937	62	(33,069)	(2)
Insurance underwriting margin	$1,016,517	42	$887,492	38	$129,025	15

Net policy obligations amounted to 36% of premium for the nine months ended September 30, 2024 compared to 41% in the year-ago period. This improvement was primarily due to the assumptions review of lapses, mortality, and morbidity resulting in a remeasurement gain of $56.8 million compared to a remeasurement loss of $2.0 million for the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 6—Policy Liabilities for further discussion of the Company's annual assumptions review.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis
The table below summarizes life underwriting margin by distribution channel.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024		2023		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
American Income	$600,976	47	$536,202	45	$64,774	12
Direct to Consumer	210,712	28	175,652	24	35,060	20
Liberty National	106,486	38	83,502	32	22,984	28
Other	98,343	64	92,136	59	6,207	7
Total	$1,016,517	42	$887,492	38	$129,025	15

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$1,265,417	52	$1,182,346	50	$83,071	7
Direct to Consumer	743,304	31	744,132	32	(828)	—
Liberty National	276,599	11	260,036	11	16,563	6
Other	153,065	6	155,915	7	(2,850)	(2)
Total	$2,438,385	100	$2,342,429	100	$95,956	4

Annualized life premium in force was $3.29 billion at September 30, 2024, an increase of 4% over $3.17 billion a year earlier.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$288,602	64	$246,335	59	$42,267	17
Direct to Consumer	83,251	18	90,593	22	(7,342)	(8)
Liberty National	71,846	16	69,413	17	2,433	4
Other	6,725	2	7,513	2	(788)	(10)
Total	$450,424	100	$413,854	100	$36,570	9

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$227,817	67	$197,224	63	$30,593	16
Direct to Consumer	52,080	15	59,735	19	(7,655)	(13)
Liberty National	56,043	16	49,810	16	6,233	13
Other	5,850	2	6,513	2	(663)	(10)
Total	$341,790	100	$313,282	100	$28,508	9

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and other affinity groups and continues to diversify its lead sources, utilizing third-party internet vendor leads and obtaining referrals to facilitate sustainable growth. This Division is Globe Life's largest contributor of life premium of any distribution channel at 52% of the Company's September 30, 2024 total life premium. For the nine months ended September 30, 2024, the average monthly life premium issued per policy was $56 as compared to $53 for the same period in the prior year. Net sales were $289 million for the nine months ended September 30, 2024, up from $246 million in the year-ago period. The underwriting margin, as a percent of premium, was 47% for the nine months ended September 30, 2024 up from 45% in the year ago period.

Below is the average producing agent count for the nine months ended September 30, 2024 for the American Income Life Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count increased 12% over the year-ago period, and over 65% of the Division's net sales are driven by agents that have been producing for the Division for 6 months or more. The increase in average producing agent count was driven by an increase in new agent recruiting along with continued improvement in new agent retention. Sales growth in this Division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

	At September 30,		Change
	2024	2023	Amount	%
American Income	11,680	10,395	1,285	12

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

DTC net sales declined 8% to $83 million for the nine months ended September 30, 2024 compared with $91 million for the same period in the prior year. This decline is due primarily to the management of direct mail and mailing insert marketing activity resulting from the impact of inflation on postage, paper and online advertising costs. While total sales have declined, the focus has been on improving profitability and improving the underwriting margin. DTC’s underwriting margin, as a percent of premium, was 28% for the nine months ended September 30, 2024 compared with 24% for the same period in 2023.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to help continue this growth. The underwriting margin as a percent of premium was 38% for the nine months ended September 30, 2024, up from 32% during the same period a year ago. The increase is primarily attributable to increased premiums and lower policy obligations as a percent of premium during the first nine months of 2024 as compared to same period in 2023. For the nine months ended September 30, 2024, the average monthly life premium per policy issued was $43 down slightly from the prior year period.

Net sales rose 4% in the nine months ended September 30, 2024 over the same period in 2023 due primarily to increased agent count.

Below is the average producing agent count for the nine months ended September 30, 2024 and 2023 for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At September 30,		Change
	2024	2023	Amount	%
Liberty National	3,638	3,177	461	15

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

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The other distribution channels contributed $153 million of life premium income, or 6% of Globe Life's total life premium income in the nine months ended September 30, 2024, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance including Retiree Health Insurance business, accident coverage, and other limited-benefit supplemental health products including accident, cancer, critical illness, heart, and intensive care products.

Health premium accounted for 30% of our total premium in 2024, while the health underwriting margin accounted for 22% of total underwriting margin. Health underwriting margin increased slightly to $281 million compared to $280 million in the prior year. While the Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income, the health business provides a significant contribution to return on equity as it does not require a substantial amount of up-front capital.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$1,046,617	100	$982,916	100	$63,701	6

Policy obligations	629,676	60	580,676	59	49,000	8
Required interest on reserves	(82,300)	(8)	(79,603)	(8)	(2,697)	3
Net policy obligations	547,376	52	501,073	51	46,303	9
Commissions, premium taxes, and non-deferred acquisition expenses	177,246	17	163,784	16	13,462	8
Amortization of acquisition costs	40,774	4	37,608	4	3,166	8
Total expense	765,396	73	702,465	71	62,931	9
Insurance underwriting margin	$281,221	27	$280,451	29	$770	—

Net policy obligations amounted to 52% of premium for the nine months ended September 30, 2024 compared to 51% in the year ago period. This increase was primarily due to the assumptions review of lapses and morbidity resulting in a remeasurement loss of $10.5 million compared to a remeasurement gain of $5.2 million for the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 6—Policy Liabilities for further discussion of the Company's annual assumptions review.

The table below summarizes health underwriting margin by distribution channel.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024		2023		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
United American	$42,500	10	$43,164	11	$(664)	(2)
Family Heritage	106,481	34	100,058	34	6,423	6
Liberty National	79,181	56	78,160	56	1,021	1
American Income	49,124	53	55,588	62	(6,464)	(12)
Direct to Consumer	3,935	7	3,481	7	454	13
Total	$281,221	27	$280,451	29	$770	—

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$440,375	42	$407,137	42	$33,238	8
Family Heritage	317,065	30	294,029	30	23,036	8
Liberty National	142,612	14	140,518	14	2,094	1
American Income	92,495	9	89,656	9	2,839	3
Direct to Consumer	54,070	5	51,576	5	2,494	5
Total	$1,046,617	100	$982,916	100	$63,701	6

Premium related to limited-benefit supplemental health products comprise $586 million, or 56%, of the total health premiums for the nine months ended September 30, 2024, compared with $553 million, or 56%, in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $461 million, or 44%, for the nine months ended September 30, 2024, compared with $430 million, or 44%, in the same period in the prior year.

Annualized health premium in force was $1.45 billion at September 30, 2024, an increase of 7% over $1.36 billion a year earlier.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$50,180	29	$44,053	29	$6,127	14
Family Heritage	78,862	46	70,865	46	7,997	11
Liberty National	24,091	14	23,806	15	285	1
American Income	15,952	9	13,889	9	2,063	15
Direct to Consumer	2,306	2	1,773	1	533	30
Total	$171,391	100	$154,386	100	$17,005	11

Health net sales related to limited-benefit supplemental health products comprise $130 million, or 76%, of the total health net sales for the nine months ended September 30, 2024, compared with $121 million, or 79%, in the same period in the prior year. Medicare Supplement sales make up the remaining $41 million, or 24%, for 2024 compared with $33 million, or 21%, in the same period in the prior year.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2024		2023
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$66,944	40	$47,819	35	$19,125	40
Family Heritage	58,878	36	53,456	39	5,422	10
Liberty National	21,272	13	18,877	14	2,395	13
American Income	14,740	9	12,857	10	1,883	15
Direct to Consumer	2,891	2	2,638	2	253	10
Total	$164,725	100	$135,647	100	$29,078	21

First-year collected premium related to limited-benefit supplemental health products is $119 million, or 72%, of total first-year collected premium for the nine months ended September 30, 2024 compared with $98 million, or 72%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies make up the remaining $46 million, or 28%, for the nine months ended September 30, 2024 compared with $38 million, or 28%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with net sales up 14% from the same period in the prior year.
This Division includes three different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Group Benefits, which offers group worksite supplemental health insurance through brokers.

The majority of the premium revenue comes from Medicare Supplement. Underwriting margin as a percent of premium for the Division was 10% for the nine months ended September 30, 2024 and 11% for the same period in 2023.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in non-urban areas. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 34% for the nine months ended September 30, 2024 and 2023.
The Division experienced a 11% rise in health net sales as compared with the nine-month period a year ago, primarily due to improved agent productivity and training. The Division will continue to implement incentive and retention programs to further these increases in the number of producing agents.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count was slightly higher than compared with the same period a year ago. The Division has recently increased efforts to grow agent count and middle management. While growth in net sales and earned premium is impacted by agent productivity, growth in the number of average producing agents is what will ultimately be the primary driver of future growth in sales, similar to our other exclusive agencies.

	At September 30,		Change
	2024	2023	Amount	%
Family Heritage	1,362	1,322	40	3

The Liberty National Division represented 14% of all Globe Life health premium income for the nine months ended September 30, 2024. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer and critical illness insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $143 million for the nine months ended September 30, 2024 up from $141 million for the same period in 2023. Liberty National's first-year collected premium rose 13% to $21 million in the nine months ended September 30, 2024 compared with $19 million for the same period in 2023. Health net sales for the nine months ended September 30, 2024 rose 1% from the comparable period in 2023. For the nine months ended September 30, 2024 and 2023, underwriting margin as a percent of premium was 56%.

While both the American Income Life Division and the Direct to Consumer Division sell life insurance, they also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 14% of health premium for the nine months ended September 30, 2024 and 2023.

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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Net investment income	$853,178	$785,275	$67,903	9
Interest on policy liabilities(1)	(727,099)	(690,717)	(36,382)	5
Excess investment income	$126,079	$94,558	$31,521	33

Excess investment income per diluted share	$1.38	$0.98	$0.40	41

Mean invested assets (at amortized cost)	$21,359,702	$20,329,079	$1,030,623	5
Average insurance policy liabilities	17,501,496	16,677,765	823,731	5
(1)Interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income increased $31.5 million, or 33%, compared with the year-ago period. Excess investment income per diluted common share was $1.38 for the nine months ended September 30, 2024, an increase of 41% over the prior-year period. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the nine months ended September 30, 2024 was $853 million or 9% greater than the year-ago period. Mean invested assets increased 5% during the first nine months of 2024 over the same period last year. Investment income grew in the current period primarily due to the growth in invested assets and higher interest rates compared to the prior year. The effective annual yield rate earned on the fixed maturity portfolio was 5.26% in the first nine months of 2024, compared with 5.18% a year earlier. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the nine months ended September 30, 2024 was 8.47%. The earned yield on limited partnership investments for the nine months ended September 30, 2024 was 8.64%. See additional information in Note 4—Investments.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available for sale debt securities included in accumulated other comprehensive income (loss) as of September 30, 2024, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

        GL Q3 2024 FORM 10-Q

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

In comparison to the year-ago period, required interest on insurance policy liabilities increased $36 million, or 5%, to $727 million, consistent with the 5% growth in average interest-bearing insurance policy liabilities.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2024		2023
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(7,693)	$(0.08)	$(61,281)	$(0.64)
Matured or other redemptions(1)	17	—	(125)	—
Provision for credit losses	(13)	—	(5,924)	(0.06)
Fair value option—change in fair value	(17,994)	(0.20)	6,284	0.06
Mortgages	(2,788)	(0.03)	(3,886)	(0.03)
Other investments	897	0.01	396	—
Total realized gains (losses)—investments	(27,574)	(0.30)	(64,536)	(0.67)
Other gains (losses)(2)	6,576	0.07	2,156	0.02
Total realized gains (losses)	$(20,998)	$(0.23)	$(62,380)	$(0.65)
(1)During the nine months ended September 30, 2024 and 2023, the Company recorded $82.2 million and $39.0 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in no realized gains (losses), net of tax in either period.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.

        GL Q3 2024 FORM 10-Q

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
Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cost of acquisitions:
Investment-grade corporate securities	$972,998	$547,330
Investment-grade municipal securities	11,231	549,528
Other securities	20,436	—
Total fixed maturity acquisitions(1)	$1,004,665	$1,096,858

Effective annual yield (one year compounded)(2)	5.96%	5.93%
Average life (in years, to next call)	29.9	17.1
Average life (in years, to maturity)	32.7	25.4
Average rating	A-	A+
(1)Fixed maturity acquisitions included unsettled trades of $4 million in 2024 and $20 million in 2023.
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

Acquisitions in 2023 and 2024 consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first nine months of 2024, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.26%, up approximately 8 basis points from the yield in the first nine months of 2023. The increase in taxable equivalent effective yield was primarily due to new purchases at yields exceeding the yield on dispositions and the average portfolio yield. Our investment in fixed maturity securities was lower this quarter as we also invested in other investment opportunities. For the remainder of 2024, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted, capital-adjusted return.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Other Investment Acquisitions
	Nine Months Ended September 30,
	2024	2023
Limited partnerships	$226,448	$91,380
Commercial mortgage loans	134,667	91,568
Common stock	17,788	9,598
Convertible notes	2,850	2,650
COLI	200,000	—
Total	$581,753	$195,196

During the current quarter ended September 30, 2024, the Company acquired a COLI policy in the amount of $200 million.

Since fixed maturities represent such a significant portion of our investment portfolio, the remainder of the discussion of portfolio composition will focus on fixed maturities. See a breakdown of the Company's Other long-term investments in Note 4—Investments.

Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	September 30, 2024	December 31, 2023	September 30, 2023
Average annual effective yield(1)	5.24%	5.23%	5.23%
Average life, in years, to:
Next call(2)	14.9	14.6	14.4
Maturity(2)	19.0	18.6	18.4
Effective duration to:
Next call(2,3)	9.1	9.0	8.4
Maturity(2,3)	10.9	10.7	10.0
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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2024 and December 31, 2023.

Fixed Maturities by Sector
September 30, 2024
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$106,736	$1	$(9,729)	$97,008	$2,612,716	$97,810	$(135,645)	$2,574,881	13	14
Banks	65,764	233	(4,356)	61,641	1,097,327	37,832	(40,168)	1,094,991	6	6
Other financial	74,967	1	(24,050)	50,918	1,304,126	36,120	(124,090)	1,216,156	7	7
Total financial	247,467	235	(38,135)	209,567	5,014,169	171,762	(299,903)	4,886,028	26	27
Industrial
Energy	44,596	—	(4,541)	40,055	1,372,980	68,775	(50,359)	1,391,396	7	7
Basic materials	—	—	—	—	1,196,412	52,232	(50,245)	1,198,399	6	7
Consumer, non-cyclical	—	—	—	—	2,132,998	37,854	(145,263)	2,025,589	11	11
Other industrials	—	—	—	—	1,086,012	34,228	(65,589)	1,054,651	6	6
Communications	—	—	—	—	891,588	24,091	(69,391)	846,288	5	5
Transportation	8,403	—	(213)	8,190	566,520	26,984	(20,755)	572,749	3	3
Consumer. cyclical	131,375	695	(27,573)	104,497	504,368	8,552	(59,499)	453,421	3	2
Technology	50,277	737	—	51,014	357,825	5,449	(46,988)	316,286	2	2
Total industrial	234,651	1,432	(32,327)	203,756	8,108,703	258,165	(508,089)	7,858,779	43	43
Utilities	29,308	876	(790)	29,394	2,140,610	109,998	(72,371)	2,178,237	11	11
Total corporates	511,426	2,543	(71,252)	442,717	15,263,482	539,925	(880,363)	14,923,044	80	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	893,380	9,709	(144,841)	758,248	5	4
Revenues	—	—	—	—	2,360,439	39,700	(280,148)	2,119,991	12	12
Total states, municipalities, and political divisions	—	—	—	—	3,253,819	49,409	(424,989)	2,878,239	17	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	439,763	55	(30,911)	408,907	2	2
Collateralized debt obligations	36,685	5,798	—	42,483	36,685	5,798	—	42,483	—	—
Other asset-backed securities	7,752	—	(70)	7,682	83,573	1	(1,677)	81,897	1	1
Total fixed maturities	$555,863	$8,341	$(71,322)	$492,882	$19,077,322	$595,188	$(1,337,940)	$18,334,570	100	100

        GL Q3 2024 FORM 10-Q

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

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio as of September 30, 2024, representing 80% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2024, the total fixed maturity portfolio consisted of 975 issuers.

Fixed maturities had a fair value of $18.3 billion at September 30, 2024, compared with $17.9 billion at December 31, 2023. The net unrealized loss position in the fixed-maturity portfolio decreased from $1.0 billion at December 31, 2023 to $743 million at September 30, 2024 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at September 30, 2024 and December 31, 2023, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by composite quality rating at September 30, 2024 and December 31, 2023, is shown in the following tables. The composite rating for each security, other than private-placement securities managed by third parties, is the average of the security’s available ratings as assigned by Moody’s Investor Service, Standard & Poor’s, Fitch Ratings, and Dominion Bond Rating Service, LTD. The ratings assigned by these four nationally recognized statistical rating organizations are evenly weighted when calculating the average. The composite quality rating is created utilizing a methodology developed by Globe Life using ratings from the various rating agencies noted above. The composite quality rating is not a Standard & Poor's credit rating. Standard & Poor's does not sponsor, endorse, or promote the composite quality rating and shall not be liable for any use of the composite quality rating. Included in the following chart are private placement fixed maturity holdings at amortized cost, net of allowance for credit losses, of $409 million ($377 million at fair value) for which the ratings were assigned by the third-party managers.

Fixed Maturities by Rating
At September 30, 2024
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$964,999	5	$902,425	5
AA	3,259,652	17	2,860,220	16
A	5,614,869	29	5,576,664	30
BBB+	3,301,623	17	3,266,781	18
BBB	4,312,274	23	4,192,772	23
BBB-	1,068,042	6	1,042,826	5
Total investment grade	18,521,459	97	17,841,688	97	A-

Below investment grade:
BB	507,781	3	439,052	3
B	7,517	—	7,432	—
Below B	40,565	—	46,398	—
Total below investment grade	555,863	3	492,882	3	BB-
	$19,077,322	100	$18,334,570	100

Weighted average composite quality rating					A-

        GL Q3 2024 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as of year-end 2023. Fixed maturities rated BBB are 46% of the total portfolio at September 30, 2024, down from 48% at December 31, 2023. While this ratio is high relative to our peers, it is at its lowest level since 2007 and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of September 30, 2024. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$529,511	$542,497
Downgrades by rating agencies	35,312	56,217
Upgrades by rating agencies	—	(32,540)
Net Acquisitions (Dispositions)	(12,558)	(68,319)
Provision for credit losses	(17)	(7,500)
Amortization and other	3,615	2,797
Balance at end of period	$555,863	$493,152

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 8% of our shareholders’ equity excluding accumulated other comprehensive income as of September 30, 2024. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that are anticipated to weather multiple financial cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2024		2023		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$95,406	2.7	$89,068	2.7	$6,338	7
Other employee costs	28,531	0.8	27,850	0.8	681	2
Information technology costs	59,023	1.7	47,106	1.4	11,917	25
Legal costs	19,771	0.6	10,614	0.3	9,157	86
Other administrative costs	48,341	1.4	49,313	1.5	(972)	(2)
Total insurance administrative expenses	251,072	7.2	223,951	6.7	27,121	12

Parent company expense	9,166		8,254		912
Stock compensation expense	28,590		22,732		5,858
Legal costs and proceedings	5,764		—		5,764
Non-operating expenses	2,604		1,137		1,467
Total operating expenses, per Condensed Consolidated Statements of Operations	$297,196		$256,074		$41,122	16

Total operating expenses for September 30, 2024 increased in comparison with the prior year primarily due to increases in insurance administrative expenses as well as stock compensation and legal costs and proceedings. Insurance administrative expenses increased $27.1 million primarily due to higher information technology costs, legal costs and employee costs, which includes salaries and other. Insurance administrative expenses as a percent of premium were 7.2% for the nine months ended September 30, 2024 compared to 6.7% for the same period in 2023.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors by management quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. Management generally determines the amount of repurchases based on the amount of the excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Since implementing our share repurchase program in 1986, we have used $10.3 billion to repurchase Globe Life Inc. common shares after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

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

The following chart summarizes share repurchases for the nine month periods ended September 30, 2024 and 2023.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2024			2023
	Shares	Amount	Average Price	Shares	Amount	Average Price
Purchases with:
Excess cash flow at the Parent Company(1)	9,748	$910,040	$93.36	2,708	$302,849	$111.82
Option exercise proceeds	348	31,454	90.30	526	60,216	114.58
Total	10,096	$941,494	$93.25	3,234	$363,065	$112.27
(1)Excludes excise tax on the repurchase of treasury stock of $9.0 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively.
The amount of share repurchases in the third quarter were higher as we accelerated repurchases given favorable market conditions and the use of additional capital raised during the quarter. Refer to Note 11—Debt for further details. Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

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

        GL Q3 2024 FORM 10-Q

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

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2024	2023	Projected 2024	2023
Liquidity Sources:
Dividends from Subsidiaries	$451,416	$411,661	$480,000—$520,000	$459,535
Excess Cash Flows(1)	412,626	387,879	430,000—470,000	416,081
(1)Excess cash flows are reported gross of shareholder dividends. For the nine months ended September 30, 2024 and 2023, shareholder dividends were $65 million and $63 million, respectively. For the twelve months ended December 31, 2024, we project approximately $86 million in shareholder dividends, compared to the $84 million paid in 2023.
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

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The facility was amended on March 29, 2024, resulting in an increased capacity of $250 million. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. The updated five-year credit agreement will mature on March 29, 2029. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum, less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As of September 30, 2024, we had available $458 million of additional borrowing capacity under this facility, compared to $384 million a year earlier. As of September 30, 2024, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

        GL Q3 2024 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2024	December 31, 2023	September 30, 2023
Balance of commercial paper at end of period (par value)	$426,908	$319,000	$251,000
Annualized interest rate	5.56%	5.71%	5.65%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	458,092	316,000	384,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Average balance of commercial paper outstanding during period (par value)	$375,851	$296,816
Daily-weighted average interest rate (annualized)	5.80%	5.33%
Maximum daily amount outstanding during period (par value)	$633,425	$477,700

The Company increased the commercial paper borrowings by $108 million since year-end. The Company was able to issue commercial paper as needed under this facility during the nine months ended September 30, 2024 and 2023.

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

Consolidated Liquidity. Consolidated net cash inflows from operations were $1.07 billion in the first nine months of 2024, compared with $1.09 billion in the same period of 2023. The decrease is primarily attributable to fluctuations in the settlement of certain amounts included in other liabilities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $895 million during the first nine months of 2024. The Company sold shorter term securities and reinvested in longer term securities, extending duration and taking advantage of higher current interest rates during the nine months ended September 30, 2024. As previously noted under the caption Short-Term Borrowings, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $235 million at September 30, 2024, compared with $185 million at December 31, 2023. In addition to these liquid assets, $18.3 billion (fair value at September 30, 2024) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.4 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 97% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

        GL Q3 2024 FORM 10-Q

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

Long-Term Borrowings. The outstanding long-term debt at book value was $2.3 billion at September 30, 2024 and $1.6 billion at December 31, 2023.

Selected Information about Debt Issues
As of September 30, 2024
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$546,820	$550,088
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	397,017	344,796
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	246,172	248,443
Senior notes	08/23/2024	09/15/2034	5.850%	semiannual	450,000	444,812	464,881
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,439	109,657
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,367	236,730
Term loan(2)	05/11/2023	08/15/2027	6.593%	quarterly	250,000	248,049	248,049
Total long-term debt					2,350,000	2,323,676	2,202,644

FHLB borrowings					17,000	17,000	17,000
Commercial paper					426,908	420,418	420,418
Total short-term debt					443,908	437,418	437,418

Total debt					$2,793,908	$2,761,094	$2,640,062
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)Interest calculated quarterly using Secured Overnight Financing Rate (SOFR) plus 135 basis points. The term loan was amended on August 15, 2024 extending the maturity date from November 11, 2024 to August 15, 2027 and increasing the principal amount from $170 million to $250 million.

On August 23, 2024, Globe Life completed the issuance of $450 million principal amount of 5.85% Senior notes due September 15, 2034. Total proceeds received by the Parent from the issuance, net of the underwriters’ discount, were $445 million. The proceeds were used for general corporate purposes, which included open market purchases of shares of its common stock under its share repurchase program.

        GL Q3 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Financing costs for the corporate and other segment consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	%
Interest on funded debt	$53,633	$55,732	$(2,099)	(4)
Interest on term loans	9,646	4,605	5,041	109
Interest on short-term debt	28,115	16,284	11,831	73
Other	19	19	—	—
Financing costs	$91,413	$76,640	$14,773	19

During the first nine months of 2024, financing costs increased 19% compared with the prior year. The increase in financing costs is primarily due to higher average balances in the current year compared to the prior year. We increased the durations on commercial paper issuances during the quarter ended September 30, 2024 due to market considerations. More information on our debt transactions is disclosed in the Financial Condition section of this report.

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

Shareholders' Equity: Shareholders’ equity was $4.6 billion at September 30, 2024. This compares with $4.5 billion at December 31, 2023 and $4.6 billion at September 30, 2023. During the nine months since December 31, 2023, shareholders’ equity increased as a result of net income of $816 million during the first nine months of 2024, but was offset by share repurchases of $910 million and an additional $31 million in share repurchases to offset the dilution from stock option exercises. Additionally, the balance of AOCI increased $288 million primarily due to increased interest rates and discount rates over the period.

On August 8, 2024, the Parent Company announced that it had declared a quarterly dividend of $0.24 per share. This dividend was paid on November 1, 2024.

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

        GL Q3 2024 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

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

        GL Q3 2024 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2024.

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

As of the end of the fiscal period completed September 30, 2024, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended September 30, 2024, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q3 2024 FORM 10-Q

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

Regulatory authorities also have the power to conduct investigations, and to bring administrative or judicial proceedings against us, which could result in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, disgorgement, criminal penalties or other disciplinary action that could have a material adverse impact on our business, financial condition or results of operation. Press coverage and other public statements that allege wrongdoing, even if untrue, can lead to increased regulatory inquiries or investigations including any that may arise in connection with the subpoenas from U.S. Attorney’s Office for the Western District of Pennsylvania seeking documents related to sales practices by certain of our independent sales agents contracted to sell American Income Life Insurance Company policies. Additionally, any violation or alleged violation of law or regulations could result in significant legal costs or in legal proceedings that may result in monetary and legal remedies being imposed against the Company, which could have a material adverse effect on our business, financial condition or results of operations.

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

A significant portion of our sales agents are independent contractors. Although we believe we have properly classified such individuals, a risk nevertheless exists that a court, the Internal Revenue Service or other authority will take the position that our sales agents are employees. From time-to-time, we are subject to civil litigation, including class and collective action litigation, alleging that we have improperly classified certain of our sales agents as independent contractors. In September 2024, the EEOC notified us that it had determined that all sales agents affiliated with State General Agent Simon Arias were employees, not independent contractors, of Globe Life Inc. and/or AIL. Such determination is not binding but we expect any potential civil action brought by the EEOC would include such an allegation. A future adverse judgment in connection with any such civil litigation described above could result in substantial damages. Future changes in rules, regulations or interpretations of existing rules and regulations, or significant adverse judgments in litigation, could require us to reclassify all or a portion of our agents as employees and the impact could significantly increase our operating costs and negatively impact our insurance business.

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

        GL Q3 2024 FORM 10-Q

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

Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. Because it is in the short seller’s best interests for the price of the securities to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Companies, like us, that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including in connection with securityholder litigation against Globe Life Inc. or investigations by regulators related to or prompted by such allegations.

Since April 2024, we have been and continue to be the target of several short sellers who have published reports making allegations about the Company, which resulted in a significant decline in the price of our common stock. In addition, these reports resulted in significant negative publicity against us, damaged our reputation, and exposed us to securities class action litigation. We have already expended significant resources to defend and repair our reputation. We will continue to defend against any unfounded and unsubstantiated claims about our business, our disclosures and the integrity of our financial statements, which may require us to expend significant resources.

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

        GL Q3 2024 FORM 10-Q

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

        GL Q3 2024 FORM 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Third Quarter of 2024

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2024	227,500	$92.62	227,500	—
August 1-31, 2024	3,261,554	97.39	3,261,554	—
September 1-30, 2024	2,343,067	105.26	2,343,067	—

Item 5. Other Information

(c) Trading arrangements

During the nine months ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

        GL Q3 2024 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
4.1	Fourth Supplemental indenture, dated as of August 23, 2024, between Globe Life Inc. and Regions Bank, as Trustee
10.1	First Amendment to Delayed Draw Term Loan Agreement dated as of August 15, 2024 among Bank of America, N.A., as Administrative Agent, the Lenders party thereto, and Globe Life Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden
31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach
32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

        GL Q3 2024 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: November 6, 2024	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: November 6, 2024	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: November 6, 2024	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q3 2024 FORM 10-Q