Form 10-K
period 2024-12-31
GLOBE LIFE INC.
filed 2025-02-26
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
[ ☒ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes  ☒       No ☐

GL 2024 FORM 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7.4 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2025
Common Stock, $1.00 par value per share	83,848,424 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2025 (Proxy Statement)	Part III

GL 2024 FORM 10-K

Globe Life Inc.

GL 2024 FORM 10-K

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

GL 2024 FORM 10-K

The following table presents Globe Life's business by primary marketing distribution channel. Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 15—Business Segments within the Notes to the Consolidated Financial Statements.

Primary Distribution Method	Underwriting Company	Products and Target Markets	Distribution

Direct to Consumer Division	Globe Life And Accident Insurance Company McKinney, Texas	Individual life and supplemental health limited-benefit insurance including juvenile and senior life coverage and Medicare Supplement to lower middle-income to middle-income Americans.	Nationwide distribution through direct to consumer channels: including direct mail, electronic media, and insert media.

American Income Life Division	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health limited-benefit insurance marketed to working families.	11,741 average producing agents in the U.S., Canada, and New Zealand.

Liberty National Division	Liberty National Life Insurance Company McKinney, Texas	Life and supplemental health limited-benefit insurance distributed through in-home and worksite channels.	3,664 average producing agents in the U.S.

Family Heritage Division	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to lower middle-income to middle-income families.	1,399 average producing agents in the U.S.

United American Division	United American Insurance Company McKinney, Texas	Supplemental health Medicare coverage to beneficiaries and, to a lesser extent, supplemental limited-benefit coverage to people under age 65.	3,355 independent producing agents in the U.S.

GL 2024 FORM 10-K

Insurance

Life Insurance—The distribution channels for life insurance products include direct to consumer, exclusive agents, and independent agents. These methods are described in greater detail within the primary marketing distribution channel chart as shown above. The following table presents annualized premium in force for the three years ended December 31, 2024 by distribution method:

	Annualized Premium in Force(1) (Dollar amounts in thousands)
	2024	2023	2022
Direct to Consumer	$922,508	$933,057	$936,507
Exclusive agents:
American Income	1,761,713	1,654,197	1,553,003
Liberty National	410,912	390,693	360,963
Independent agents:
United American	6,499	6,958	7,609
Other	197,629	200,840	203,438
	$3,299,261	$3,185,745	$3,061,520
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

	Annualized Premium in Force (Dollar amounts in thousands)
	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Whole life:
Traditional	$2,321,947	70	$2,213,816	69	$2,106,878	69
Interest-sensitive	28,105	1	29,929	1	31,838	1
Term	745,231	23	753,261	24	756,471	25
Other	203,978	6	188,739	6	166,333	5
	$3,299,261	100	$3,185,745	100	$3,061,520	100

	Policy Count and Average Face Amount Per Policy (Dollar amounts in thousands)
	2024		2023		2022
	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy
Whole life:
Traditional	9,092,122	$16.2	9,050,091	$16.0	9,011,227	$15.7
Interest-sensitive	169,054	20.4	176,339	20.4	183,887	20.4
Term	4,600,839	15.2	4,680,364	15.1	4,720,870	15.3
Other	495,894	18.1	479,664	17.3	453,515	16.1
	14,357,909	$16.0	14,386,458	$15.8	14,369,499	$15.6

GL 2024 FORM 10-K

Health Insurance—The following table presents Globe Life's health insurance annualized premium in force for the three years ended December 31, 2024 by distribution channel.

	Annualized Premium in Force (Dollar amounts in thousands)
	2024	2023	2022
Direct to Consumer	$74,815	$70,249	$72,161
Exclusive agents:
Liberty National	201,874	200,160	196,336
American Income	119,986	116,962	113,087
Family Heritage	454,725	418,693	387,897
Independent agents:
United American	624,446	579,237	558,373
	$1,475,846	$1,385,301	$1,327,854

Globe Life offers Medicare Supplement and limited-benefit supplemental health insurance products that include accident, cancer, critical illness, heart, intensive care, and other health products. These products are designed to supplement health coverage that applicants already own. Medicare Supplements are offered to enrollees in the traditional fee-for-service Medicare program. Medicare Supplement plans are standardized by federal regulation and are designed to pay deductibles and co-payments not paid by Medicare.

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2024 by product category.

	Annualized Premium in Force (Dollar amounts in thousands)
	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$824,844	56	$782,424	56	$735,858	55
Medicare Supplement	651,002	44	602,877	44	591,996	45
	$1,475,846	100	$1,385,301	100	$1,327,854	100

Pricing—Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, investment income, expenses, and target profit margins. These assumptions are based on Company experience and projected investment earnings rates. Revenues for individual life and health insurance products are primarily derived from premium income, and, to a lesser extent, through policy charges to the policyholder account values on annuity products and certain individual life products. Profitability is affected by actual experience deviations from the established assumptions and to the extent investment income varies from that required for policy reserves.

Collections for certain life products are not recognized as revenues, but are added to policyholder account values. Revenues from these products are derived from charges to the account balances for insurance risk and administrative costs. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income in excess of the amounts required for policy reserves.

Underwriting—The underwriting standards of Globe Life's insurance subsidiaries are established by management. Each subsidiary uses information obtained from the application, and in some cases additional information such as, telephone interviews with applicants, inspection reports, pharmacy data, motor vehicle records, responses to both medical and non-medical questions, doctors’ statements and/or medical records and examinations. This information is used to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage, or rejected.

Reserves—The life insurance policy reserves reflected in Globe Life's consolidated financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America (GAAP). These reserves, with future premiums and the associated interest compounded at assumed rates, are expected to be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and lapse

GL 2024 FORM 10-K

assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health insurance policies written by Globe Life's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Globe Life's reserves are reported in Note 1—Significant Accounting Policies. Reserves for certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Reinsurance—Globe Life has historically participated in third-party reinsurance. See Schedule IV, Note 1—Significant Accounting Policies, Note 5—Commitments and Contingencies, Note 6—Policy Liabilities, and Note 8—Liability for Unpaid Claims for more information.

Investments—The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Globe Life insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Approximately 88% of our invested assets, at fair value, are fixed maturities at December 31, 2024 (see Note 4—Investments and Management’s Discussion and Analysis).

Competition—Globe Life competes with other life and health insurance carriers through policyholder service, price, product design, and sales efforts. While there are insurance companies competing with Globe Life, no individual company dominates any of Globe Life's life or health insurance markets.

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

Holding Company—States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Globe Life Inc. and its subsidiaries have registered as a holding company system pursuant to such legislation in Indiana, Nebraska, Ohio, Texas, and New York.

Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

GL 2024 FORM 10-K

Sustainable Business Practices

Globe Life’s sustainable business practices are a driver of the success and longevity that our Company has experienced since its origin. We plan to advance our sustainable business practices by further developing the Company's sustainability strategy and have substantially aligned disclosures with the Sustainability Accounting Standards Board (SASB) standards and the Task Force on Climate-related Financial Disclosures (TCFD) recommendations.

Environmental responsibility and sustainability are key components of our overall corporate responsibility efforts. We strive to reduce our impact on the environment by placing a company-wide emphasis on recycling and reducing waste at our corporate facilities, focusing on efforts to reduce the use of paper and water. With respect to social matters, our focus continues to be on supporting a culture that is inclusive and attractive for all of our employees and independent sales agents. We are committed to maintaining a diverse workforce that reflects the communities in which we work. In addition, to enable the Company to appropriately respond to related challenges and opportunities, the Company has in place a Sustainability Committee, and the Board and its committees regularly engage with senior management on relevant and related issues.

Human Capital Management

Globe Life's talent base encompasses a broad range of experience that possesses the depth of critical skills to efficiently and effectively accomplish our business purpose and mission, serve our policyholders, and protect our shareholders' interests. Maintaining superior human capital is a key driver to the success and longevity that our Company has experienced since its origins dating back to the early 1900s. As of December 31, 2024, the Company had 3,732 full-time, part-time, and temporary employees, a 3% increase over the prior year. The increase in headcount in 2024 was primarily to support the increased growth in recent periods, as well as lower attrition levels than normal. The Company engages over 16,400 independently-contracted insurance agents. Refer to Management's Discussion & Analysis for exclusive agent counts.

People, Culture, and Community

At Globe Life, we are united by our mission to—Make Tomorrow Better1 and this starts with our employees and agents. Beyond providing insurance protection for millions of individuals, serving our policyholders and generating financial results for our shareholders, we focus on cultivating a healthy, positive culture and a thriving community within and among our campuses that is inclusive of and attractive for all. Globe Life promotes a diverse and inclusive work force to better enable our employees to consistently achieve outstanding individual and collective results. Our commitment to diversity starts at the top; of the 9 independent Board members, 56% are women and 33% are racial/ethnic minorities as of December 31, 2024.

As of December 31, 2024 and 2023, the Globe Life employees, (excluding independently-contracted agents) identify as follows:

2024
Ethnicity/Race		Gender		Generations
White	51%	Female	68%	Baby Boomers (1946-1964)	14%
Black or African American	25	Male	32	Gen X (1965-1977)	29
Hispanic or Latino	13			Millennials (1978-1995)	44
Asian	9			Gen Z (1996-2012)	13
American Indian or Alaskan Native	1
Native Hawaiian or Pacific Islander	—
Other or Not Specified	1
Total	100%		100%		100%
1Per the Globe Life Employee Handbook, the Globe Life mission statement is "We help families Make Tomorrow Better by working to protect their financial future."

GL 2024 FORM 10-K

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

We strive to Make Tomorrow Better, in part by giving financial and service contributions to programs that provide hands-on assistance in the communities where we live, work, serve, and visit. We focus our charitable giving on organizations that support children, families, veterans, and seniors, as well as those that work to ensure people are able to live full, healthy lives. These categories align with our mission to help families Make Tomorrow Better by working to protect their financial future. In 2024, we provided financial support of more than $7 million to organizations within that focus, including charities that support underserved communities, provide scholarships to youth, and advance equity and diversity efforts.

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

GL 2024 FORM 10-K

Item 1A. Risk Factors

Risks Related to Our Business

The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition, and results of operations.

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

A significant portion of our sales agents are independent contractors. Although we believe we have properly classified such individuals, a risk nevertheless exists that a court, the Internal Revenue Service or other authority will take the position that our sales agents are employees. From time-to-time, we are subject to civil litigation, including class and collective action litigation, alleging that we have improperly classified certain of our sales agents as independent contractors. In September 2024, the Equal Employment Opportunity Commission (EEOC) notified us that it had determined that all sales agents affiliated with State General Agent Simon Arias were employees, not independent contractors, of Globe Life Inc. and/or AIL. Such determination is not binding but we expect any potential civil action brought by the EEOC would include such an allegation. A future adverse judgment in connection with any such civil litigation described above could result in substantial damages. Future changes in rules, regulations or interpretations of existing rules and regulations, or significant adverse judgments in litigation, could require us to reclassify all or a portion of our agents as employees and the impact could significantly increase our operating costs and negatively impact our insurance business.

The use of third-party vendors, including independent sales agents, to support the Company's operations makes the Company susceptible to the operational risk of those third parties, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

The Company utilizes third-party vendors, including independent sales agents, to provide certain business services and functions, which exposes the Company to risks outside the control of the Company. The reliance on these third-party vendors creates a number of business risks, such as the risk that the Company may not maintain service quality, control or effective management of the outsourced business operations and that the Company cannot control the data, information systems, facilities or networks of such third-party vendors. We employ controls and procedures designed to facilitate service quality of our third party vendors; however, such controls and procedures cannot be 100% effective in all cases. The Company may be adversely affected by a third-party vendor who

GL 2024 FORM 10-K

operates in a poorly controlled manner or fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

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

Additionally, the Company is at risk of being unable to meet legal, regulatory, financial or customer obligations if the data, information systems, facilities or networks of a third-party vendor are disrupted, damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cybersecurity incidents, ransomware or other impacts to vendors, including labor strikes, political unrest and terrorist attacks.

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

GL 2024 FORM 10-K

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

In the event that current sources of liquidity do not satisfy our needs, we may have to seek additional financing or raise capital. The availability and cost of additional financing or capital depend on a variety of factors such as market conditions, the general availability of credit or capital, the volume of trading activities, the overall availability of credit to the insurance industry, our credit ratings and credit capacity. Additionally, customers, lenders or investors could develop a negative perception of our financial prospects if we were to incur large investment losses or if the level of our business activity decreased due to a market downturn. Our access to funds may also be impaired if regulatory authorities or rating agencies take negative actions against us. If our internal sources of liquidity prove to

GL 2024 FORM 10-K

be insufficient, we may not be able to successfully obtain additional financing on favorable terms or at all. As such, we may be forced to delay raising capital, issue shorter term securities than we would prefer or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If so, our results of operations, financial condition, consolidated RBC, and cash flows could be materially negatively affected.

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

Since April 2024, we have been and continue to be the target of several short sellers who have published reports making allegations about the Company, which resulted in a significant decline in the price of our common stock. In addition, these reports resulted in significant negative publicity against us, damaged our reputation, and exposed us to securities class action litigation. We have already expended significant resources to defend and repair our reputation. We will continue to defend against any unfounded and unsubstantiated claims about our business, our disclosures, and the integrity of our financial statements, which may require us to expend significant resources.

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

GL 2024 FORM 10-K

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

Our insurance policies are issued to and held by a large number of policyholders throughout the United States in relatively low-face amounts. Accordingly, it is unlikely that a large portion of our policyholder base would be affected by a single natural disaster. However, our insurance operations could be exposed to the risk of catastrophic mortality or morbidity caused by events such as a pandemic or other public health issues, hurricane, earthquake, or man-made catastrophes, including acts of terrorism or war, which may produce significant claims in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. In addition, government, business, and consumer reactions to public health events could result in material negative impacts to our business and operations.

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

Climate change may increase the frequency and severity of weather-related events and natural disasters, which may adversely impact our mortality and morbidity rates and disrupt our business operations. In addition, climate change and climate change regulation may affect the prospects of companies and other entities whose securities we hold or our willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio.

GL 2024 FORM 10-K

Legal, Regulatory, and Compliance Risks

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

Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they conduct business. The primary purpose of this supervision and regulation is the protection of policyholders, not investors. Regulatory agencies have broad administrative power over numerous aspects of our business, including premium rates for our life, Medicare Supplement and other supplement health products, as well as other terms and conditions included in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, use of emerging technologies, agent licensing, independent agent practices, policy forms, capital adequacy, solvency, reserves and permitted investments.

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

Our financial statements are subject to the application of GAAP and accounting practices as promulgated by the National Association of Insurance Commissioners’ statutory accounting practices (NAIC SAP), which principles are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. Future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements. These changes, including underlying assumptions, projections, estimates or judgments/interpretations by management, could have a material adverse effect on our business, financial condition, and results of operations. (Refer to Note 1—Significant Accounting Policies under the caption Accounting Pronouncements Yet to be Adopted)

GL 2024 FORM 10-K

Non-compliance with laws or regulations related to customer and consumer privacy and information security, including a failure to ensure that third parties with access to sensitive customer and consumer information maintain its confidentiality, could materially adversely affect our reputation and business operations.

The collection, maintenance, use, disclosure, and disposal of personally identifiable information by our insurance subsidiaries are regulated at the international, federal, and state levels. Applicable laws and rules are subject to change by legislation or administrative or judicial interpretation. We are subject to the privacy and security provisions of federal laws including, but not limited to, the Gramm-Leach-Biley Act of 1999 (GLBA), the Health Information Technology for Economic and Clinical Health Act (HITECH), and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA additionally requires that we impose privacy and security requirements on our third-party business associates. Various state laws also address the use and disclosure of personally identifiable information, to the extent they are more restrictive than these and other federal laws. Further, approximately half of the states have adopted a form of the National Association of Insurance Commissioners’ data security model law, which imposes security requirements. Noncompliance with these laws, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation, and results of operations and could result in material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business, and injunctive relief.

General Risk Factors

The failure to maintain effective and efficient information systems at the Company could adversely affect our financial condition and results of operations.

Our business is highly dependent upon the internet, third-party service providers, and information systems to operate in an efficient and resilient manner. We gather and maintain data for the purpose of conducting marketing, actuarial analysis, sales, and policy administration functions. Our ability to modernize and maintain our information technology systems and infrastructure requires us to commit significant resources and effective planning and execution. This modernization includes the responsible and secure use of emerging technologies like artificial intelligence.

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

GL 2024 FORM 10-K

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

We may fail to meet our corporate responsibility and sustainability expectations. Failure to meet, or achieve progress on, our expectations, on a timely basis, or at all, could adversely affect our reputation, business, financial performance, and growth. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges. In addition, our policies, and processes to evaluate and manage these standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators, or others.

GL 2024 FORM 10-K

Item 1B. Unresolved Staff Comments

As of December 31, 2024, Globe Life had no unresolved SEC staff comments.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented a comprehensive Enterprise Risk Management (“ERM”) process to identify, assess and manage risks related to our overall organization, including material risks from cybersecurity threats. Our ERM process takes a holistic view of our specific risks and our strategy to anticipate and manage possible risks. Our Executive Vice President, General Counsel and Chief Risk Officer (“CRO”) oversees our ERM program and execution of our risk strategy, including as it relates to cyber risk. The Chief Information Security Officer ("CISO"), who reports to the General Counsel and CRO, leads our cyber risk management and strategy and the Information Security Department.

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

We assess the effectiveness of our corporate policies and controls internally, as well as through the engagement of external advisors to conduct regular reviews, penetration tests, and vulnerability scans of Company information systems and applications. Results from these assessments help inform updates to risk assessments, changes to security controls and processes, and updates to policies and standards as appropriate. We employ a variety of internal measures to detect, prevent, and reduce the frequency and severity of cybersecurity incidents on the Company’s infrastructure, which may include, but are not limited to, the use of encryption, intrusion prevention, endpoint security, password protection, multi-factor authentication, internal phishing testing, security awareness training, and vulnerability scanning and penetration testing.

In addition, cybersecurity is incorporated into our third-party risk management program. We assess the ability of our vendors as appropriate to adequately protect information, which includes requiring agreements that address cybersecurity. We periodically review and assess vendors’ adherence to these agreements and review for information security (including cybersecurity) incidents experienced by our third-party vendors. With respect to our independent sales agents, we require each agent to execute an agent agreement containing terms governing the ownership, use and confidentiality of policyholder and proprietary information. We also engage with agency offices to support their use of measures and safeguards to protect information.

Due to the type and volume of information that we collect and store to support our business, including to provide insurance coverage to prospective, current and former policyholders, we are an attractive target for cyber threat actors seeking financial gain. Our failure to maintain the safety of our policyholder’s information could have a

GL 2024 FORM 10-K

material adverse effect on our reputation, financial condition and results of operations. To date, we have not experienced a cybersecurity incident that resulted in a material adverse effect on our business strategy, results of operations, or financial condition; however, we anticipate that our systems and data will continue to face attacks or other cybersecurity risks and there can be no guarantee that we will not experience such an incident in the future. Although we maintain cybersecurity insurance, the costs and expenses related to cybersecurity incidents may not be fully insured. We describe whether and how risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition under Item 1A. Risk Factors, General Risk Factors, “The failure to maintain effective and efficient information systems at the Company could adversely affect our financial condition and results of operations.”

Governance

Our Board of Directors considers information security to be an enterprise-wide risk management issue and oversees material cybersecurity risks through the Audit Committee. The Audit Committee is designated with the responsibility to monitor and periodically report to the full Board regarding management’s risk management and information security processes. The ERM Committee and the Operational Risk Committee (“ORC”) are the senior management-level entities designated with the responsibility to oversee the execution of our risk strategy, including as it relates to cyber risk. These Committees are composed of an enterprise-wide representative group of the Company’s Executive and Senior Vice Presidents, as well as other essential directors and personnel. The ERM Committee is chaired by our CRO, and the ORC is chaired by our Chief Security Officer (“CSO”). The Chief Information Officer (“CIO”) and CISO serve on both Committees. Our CRO has over a decade of experience managing risks at the Company, including risks from cybersecurity threats. Our current CIO has over 15 years of experience managing risks, including risks from cybersecurity threats. Our current CSO has a Certified Information Systems Security Professional certification, a Certified Information Systems Auditor certification, a Certified in Risk and Information Systems Control certification, and over 20 years of experience in cybersecurity. The CISO serves on both Committees and leads cyber governance and strategy, as well as cyber risk and incident management. The current CISO holds a master’s degree in cybersecurity, has a Certified Information Systems Security Professional certification, and has over a decade of experience in cybersecurity.

The CISO assesses cyber risk and provides recommendations for management decision(s) by the ORC on a routine basis. The CISO briefs the Audit Committee on a quarterly basis. These updates include compliance measures designed to meet applicable regulations as well as current or planned changes to the regulations, an overview of the current cyber threats, risk management activities, and discussions of cyber incident investigations that warrant the attention of the Board. The CISO also provides an annual update to the entire Board of Directors on topics such as changes in cybersecurity, top threats facing the Company, key risks and mitigation efforts, and any potential material cybersecurity incidents. The Chair of the Audit Committee also provides a quarterly report to the Board on any information security topics presented to the Audit Committee by management.

Incident Management

The Company maintains and tests a cybersecurity incident response plan that outlines steps for the containment, investigation of, response to and recovery from cyber events. The plan also includes information pertaining to roles and responsibilities, escalation, third-party support, documentation, reporting, and law enforcement engagement. Escalation is designed to raise awareness of events that may require disclosure to help ensure assessments are performed without unreasonable delay. In alignment with our plan, we maintain playbooks that outline processes for responding to certain incidents commonly observed in the insurance industry. In addition, we have implemented a formal crisis management process, which outlines an incident response communication plan with executive leadership as well as criteria for communication with the chair of the Audit Committee and the Lead Director of the Board.

GL 2024 FORM 10-K

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

GL 2024 FORM 10-K

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Globe Life's common stock is traded is the New York Stock Exchange (NYSE: GL). There were 1,859 shareholders of record on December 31, 2024, excluding shareholder accounts held in nominee form.

The line graph shown below compares Globe Life's cumulative total return on its common stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index (S&P 500) and a Life Insurance Index. Globe Life's stock is included within the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globe Life Inc., the S&P 500 Index and the Life Insurance Index
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Globe Life Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/2019 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Certain Equity Securities by the Issuer and affiliated purchasers for the Fourth Quarter 2024

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2024	374,567	$105.45	374,567	—
November 1-30, 2024	—	—	—	—
December 1-31, 2024	116,484	108.77	116,484	—

Item 6. [Reserved]

GL 2024 FORM 10-K

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

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The following management discussion will only include comparison to prior year. For discussion regarding activity from 2022, please refer to the prior filed Form 10-Ks at www.sec.gov.

"Globe Life" and the "Company" refer to Globe Life Inc. and its subsidiaries and affiliates.

Results of Operations

How Globe Life Views Its Operations. Globe Life Inc. is the holding company for a group of insurance companies that market primarily individual life and supplemental health insurance to lower middle to middle-income households throughout the United States. We view our operations by segments, which are the insurance product lines of life and supplemental health, and the investment segment that supports the product lines.

Insurance Product Line Segments. The insurance product line segments involve the marketing, underwriting, and administration of policies. Each product line is further subdivided by the various distribution channels that market the insurance policies. Each distribution channel operates in a niche market offering insurance products designed for that particular market. Whether analyzing profitability of a segment as a whole, or the individual distribution channels within the segment, the measure of profitability used by management is the underwriting margin, as seen below:

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

Net investment income (Required interest on policy liabilities) Excess investment income

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights.
•Net income as a return on equity (ROE) for the year ended December 31, 2024 was 21.7% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 15.1%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 4% for the period from $3.14 billion in 2023 to $3.26 billion in 2024.
•Net investment income increased 7% over the same period in the prior year.
•Total net sales increased 9% over the same period in the prior year from $768 million in 2023 to $840 million in 2024. The average producing agent count across all of the exclusive agencies increased 11% over the prior year.
•Book value per share increased 33% over the same period in the prior year from $47.10 to $62.50. Book value per share, excluding accumulated other comprehensive income(1), increased 13% over the prior year from $76.21 in 2023 to $86.40 in 2024.
•For the year ended December 31, 2024, the Company repurchased 10.1 million shares of Globe Life Inc. common stock at a total cost of $946 million for an average share price of $93.76.

The following graphs represent net income and net operating income for the three years ended December 31, 2024.

Net Income
(Dollar amounts in thousands)
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
$894,386
$970,755
$1,070,762
2022
2023
2024

Net Operating Income
(Dollar amounts in thousands)
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
$961,027
$1,026,644
$1,108,984
2022
2023
2024

(1)As shown in the charts above, net operating income is primarily comprised of insurance underwriting margin plus excess investment income and annuity and other income, offset by operating expenses after tax and, as such, is considered a non-GAAP measure. It has been used consistently by Globe Life's management for many years to evaluate the operating performance of the Company. It differs from net income primarily because it excludes certain non-operating items such as realized gains and losses and certain significant and unusual items included in net income. Net income is the most directly comparable GAAP measure.
Net operating income as an ROE, excluding accumulated other comprehensive income (AOCI), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(2.03) billion and $(2.77) billion for the year ended December 31, 2024 and 2023, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(23.90) and $(29.11) for the year ended December 31, 2024 and 2023, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income increased 10% to $1.07 billion in 2024, compared with $971 million in 2023. In 2023, net income increased 9% from $894 million in 2022. On a diluted per common share basis, net income per common share for 2024 increased from $10.07 to $11.94. In 2023, net income per common share, on a diluted per common share basis, increased 11% from $9.04 in 2022.
Net operating income increased 8% to $1.11 billion in 2024, compared with $1.03 billion in 2023, due to a 26% increase in excess investment income as well as a 13% increase in life underwriting margin. In 2023, net operating income increased 7% from $961 million in 2022. On a diluted per common share basis, net operating income per common share for 2024 increased from $10.65 to $12.37, an increase of 16%. In 2023, net income per common share, on a diluted per common share basis, increased 10% from $9.71 in 2022. Net operating income is primarily comprised of insurance underwriting margin plus excess investment income and annuity and other income, offset by operating expenses, after tax and, as such, is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income in 2024, 2023, and 2022 was affected by certain non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.
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
The Company performed an annual review of its assumptions in the third quarter of 2024 that resulted in favorable changes to its mortality and lapse assumptions on life and unfavorable changes to morbidity assumptions on health. In our life segment mortality assumptions generally decreased across most channels in line with recent experience consistent with decreasing levels of excess deaths. Lapse rate assumptions in the life segment were slightly increased across all channels. For the health segment, morbidity assumptions were increased, causing higher future policy benefit reserves. The assumption review process of the life and health segments resulted in a $46.3 million net remeasurement gain for the period ended December 31, 2024 as compared to a $3.2 million net remeasurement gain for the period ended December 31, 2023 and a $36.5 million net remeasurement loss for the period ended December 31, 2022.
Excluding the impact of assumption changes, the Company's results for actual variances from expected experience for both life and health produced a $57.4 million net remeasurement gain for the period ended December 31, 2024, as compared to a $38.0 million net remeasurement gain for the period ended December 31, 2023 and a $4.6 million net remeasurement gain for the period ended December 31, 2022.
Overall, the Company continues to see positive signs in its core operations, including sales and premium growth, and continues to achieve an operating ROE (excluding accumulated other comprehensive income) generally in the mid-teens.

GL 2024 FORM 10-K

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2024	2023	2022	2024 Change	%	2023 Change	%
Life insurance underwriting margin	$1,352,597	$1,192,972	$1,129,525	$159,625	13	$63,447	6
Health insurance underwriting margin	372,423	377,937	377,137	(5,514)	(1)	800	—
Excess investment income	164,404	130,382	104,589	34,022	26	25,793	25
Segment profit or (loss)	1,889,424	1,701,291	1,611,251	188,133	11	90,040	6

Annuity and other income	7,636	8,800	11,757	(1,164)	(13)	(2,957)	(25)
Administrative expense	(342,430)	(301,161)	(299,341)	(41,269)	14	(1,820)	1
Other corporate expense	(179,610)	(143,918)	(137,201)	(35,692)	25	(6,717)	5
Pre-tax total	1,375,020	1,265,012	1,186,466	110,008	9	78,546	7
Applicable taxes	(266,036)	(238,368)	(225,439)	(27,668)	12	(12,929)	6
Net operating income	1,108,984	1,026,644	961,027	82,340	8	65,617	7

Reconciling items, net of tax:
Realized gains (losses)	(19,108)	(51,884)	(60,473)	32,776		8,589
Non-operating expenses	(2,070)	(3,294)	(4,196)	1,224		902
Legal proceedings	(17,044)	(711)	(1,972)	(16,333)		1,261
Net income	$1,070,762	$970,755	$894,386	$100,007	10	$76,369	9

The life insurance segment is our primary segment and is the largest contributor to earnings in each year presented. In 2024, the life insurance segment underwriting margin increased $160 million compared with 2023. This was primarily a result of increased premiums and favorable policy obligations as a percent of premium due to a remeasurement gain resulting from the assumption updates in 2024. In 2023, the life insurance segment underwriting margin increased $63 million when compared with 2022. The increase was due to increased premiums, favorable policy obligations as a percent of premium, and a lower remeasurement loss resulting from assumption updates in 2023. Excess investment income increased $34 million in 2024 compared with 2023, resulting from growth in our invested assets and increased yields due to higher interest rates. In 2023, excess investment income increased $26 million compared with 2022. In 2024, underwriting margin in the health segment decreased to $372 million due to higher claim utilization, compared with $378 million in 2023 and $377 million in 2022.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2024, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division (American Income). The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the year ended December 31, 2024.

Total premium income rose 5% for the year ended December 31, 2024 to $4.67 billion. Total net sales increased 9% to $840 million, when compared with 2023. Total first-year collected premium (defined in the following section) increased 11% to $674 million for 2024, compared to $605 million in 2023.

Life insurance premium income increased 4% to $3.26 billion over the prior-year total of $3.14 billion. Life net sales rose 9% to $595 million for the year ended 2024. First-year collected life premium increased 8% to $455 million. Life underwriting margin, as a percent of premium, increased to 41% for 2024 from 38% in 2023. Underwriting margin increased to $1.35 billion in 2024, compared to $1.19 billion in 2023.

Health insurance premium income increased 7% to $1.40 billion over the prior-year total of $1.32 billion. Health net sales rose 10% to $245 million for the year ended 2024. First-year collected health premium rose 18% to $219 million. Health underwriting margin, as a percent of premium, was 27% for 2024 and 29% for 2023. Health underwriting margin declined to $372 million for the year ended 2024, compared to $378 million in 2023.

Excess investment income, the measure of profitability of our investment segment, increased 26% during the year ended 2024 to $164.4 million from $130.4 million in 2023. Excess investment income per common share, reflecting the impact of our share repurchase program and increased net investment income, increased 36% to $1.83 from $1.35 when compared with the same period in 2023.

Insurance administrative expenses increased 14% in 2024 when compared with the prior-year period. These expenses were 7.3% as a percent of premium during 2024 compared to 6.8% in 2023.

For the year ended December 31, 2024, the Company repurchased 10.1 million Globe Life Inc. shares at a total cost of $946 million for an average share price of $93.76.

GL 2024 FORM 10-K

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
•Net sales is calculated as annualized premium issued, net of cancellations generally in the first thirty days after issue, except in the case of Direct to Consumer, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period (typically 1 month) has expired. Management considers net sales to be a better indicator of the rate of premium growth than annualized premium issued since annualized premium issued excludes cancellations, and cancellations do not contribute to premium income.
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

Excluding our Direct to Consumer Division, we sell our policies primarily through independently contracted agents (“agents”) who earn commissions in accordance with contracts they have with the respective insurance subsidiary of the Company. These contract arrangements with agents cover commission structures and rates, contract periods, credit terms for settlement of agent advance accounts, vesting rights in future renewal commissions upon termination of contracts and responsibility for certain premium collections. Contract terms with agents vary, but generally commissions are earned over the life of the policy as premiums are paid. Commissions are calculated on a policy-by-policy basis and vary by product type and policy year. Commission rates are higher for the first-year premium when a policy is issued and are generally reduced for policies that remain in effect for renewal periods (e.g., commission rates may reduce in years 2-10 and again in year 11 and after). After a certain period (typically 10 years), commission rates become constant over the remaining life of the policy and are considered level commissions.

See further discussion of the distribution channels below for Life and Health.

GL 2024 FORM 10-K

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

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$3,261,347	100	$3,137,244	100	$3,027,824	100

Policy obligations	2,000,977	62	2,050,789	65	2,035,693	67
Required interest on reserves	(811,147)	(25)	(772,701)	(24)	(735,688)	(24)
Net policy obligations	1,189,830	37	1,278,088	41	1,300,005	43
Amortization of acquisition costs	356,223	11	327,426	10	298,841	10
Commission expense	159,703	5	145,678	5	140,283	5
Premium taxes	68,360	2	64,571	2	61,609	2
Non-deferred acquisition costs	134,634	4	128,509	4	97,561	3
Total expense	1,908,750	59	1,944,272	62	1,898,299	63
Insurance underwriting margin	$1,352,597	41	$1,192,972	38	$1,129,525	37

Net policy obligations amounted to 37% of premiums for the year ended December 31, 2024, compared to 41% in 2023, and 43% in 2022. This improvement was primarily due to the assumptions updated based upon our review of lapses, mortality, and morbidity resulting in a remeasurement gain of $56.8 million compared to a remeasurement loss of $2.0 million in 2023 and a remeasurement loss of $47.2 million in 2022. Refer to Note 6—Policy Liabilities for further discussion of the Company's annual assumptions review.

The table below summarizes life underwriting margin by distribution channel for the last three years.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
American Income	$799,946	47	$719,378	45	$692,107	46
Direct to Consumer	281,948	29	234,893	24	213,748	22
Liberty National	140,136	38	114,646	33	101,202	31
Other	130,567	64	124,055	60	122,468	58
Total	$1,352,597	41	$1,192,972	38	$1,129,525	37

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The following table presents Globe Life's life premium distribution channel for the last three years.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,698,209	52	$1,588,702	51	$1,505,034	50
Direct to Consumer	988,522	30	991,406	31	985,488	32
Liberty National	371,061	12	349,736	11	327,469	11
Other	203,555	6	207,400	7	209,833	7
Total	$3,261,347	100	$3,137,244	100	$3,027,824	100

Annualized life premium in force was $3.3 billion at December 31, 2024, an increase of 4% over $3.2 billion a year earlier.

The following table presents life net sales, an indicator of new business production, by distribution channel for each of the last three years.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$381,945	64	$322,658	59	$316,715	59
Direct to Consumer	106,310	18	116,454	21	125,979	24
Liberty National	98,162	16	95,459	18	78,390	15
Other	8,936	2	9,701	2	9,844	2
Total	$595,353	100	$544,272	100	$530,928	100

The table below discloses first-year collected life premium by distribution channel for the last three years.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$305,165	67	$266,429	63	$257,584	63
Direct to Consumer	67,452	15	77,570	19	86,854	21
Liberty National	74,553	16	67,618	16	56,085	14
Other	7,678	2	8,542	2	8,988	2
Total	$454,848	100	$420,159	100	$409,511	100

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and other affinity groups and continues to diversify its lead sources utilizing third-party internet vendor leads and obtaining referrals to facilitate sustainable growth. This division is Globe Life's largest contributor of life premium of any distribution channel at 52% of the Company's 2024 total life premium. In 2024, the average monthly life premium issued per policy was $56 as compared to $54 in 2023. Net sales were $382 million in 2024, up from $323 million in 2023. The underwriting margin, as a percent of premium, was 47% in 2024, up from 45% in 2023.

The average producing agent count increased 11% over the year-ago period. Over 65% of the Division's net sales are driven by agents that have been producing for the Division for six months or more. The increase in average producing agent count was driven by an increase in new agent recruiting along with continued improvement in new agent retention. Sales growth in this Division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

Below is the average producing agent count as of the indicated periods for the American Income Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	2024	2023	2022	2024 Change	%	2023 Change	%
American Income	11,741	10,579	9,444	1,162	11	1,135	12

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency office openings. In addition to offering financial incentives and training opportunities, the Division has made considerable investments in information technology, including a customer relationship management (CRM) tool for the agency force. This tool is designed to drive productivity in lead distribution, conservation of business, manager dashboards, and new agent recruiting. Additionally, this Division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training, and sales activity. The agents have shifted to primarily a virtual experience with customers and have generated the vast majority of sales through virtual presentations. We find this flexibility to be attractive to new recruits as well as a driver of sustainability for our agency force.

The Direct to Consumer Division (DTC) markets adult and juvenile life insurance through a variety of mediums, including direct mail, insert media, and digital marketing. The different media channels support and complement one another in the Division's efforts to provide consumer outreach. All three channels work in an omnichannel approach. Sales from the internet and inbound phone calls continue to outpace the activity from direct mail. DTC's long-term growth has been fueled by consistent innovation and brand awareness. Additionally, the DTC division provides valuable support to our agency business through brand impressions and inquires that may lead to sales in our exclusive agency channels. New initiatives are continuously introduced to help increase response rates, issue rates, and create a seamless customer experience. The juvenile market is an important source of sales as well as a vehicle to reach the parent and grandparent market of juvenile policyholders, who are more likely to respond favorably to a solicitation for life insurance.

It is also a vehicle to reach the parents and grandparents of juvenile policyholders, who are more likely to respond favorably to a seamless customer experience solicitation for life coverage on themselves in comparison to the general adult population. Also, future offerings to juvenile policyholders and their parents are sources of lower acquisition-cost life insurance sales in the future.

DTC net sales declined 9% to $106 million in 2024 compared with $116 million for the same period a year ago. This decline is due primarily to the management of costs relative to direct mail and mailing insert marketing activity as a result of inflation related to postage, paper, and online advertising costs. While total sales have declined, the focus has been on improving profitability and improving the underwriting margin. In 2024, DTC’s underwriting margin, as a percent of premium, was 29% compared with 24% in 2023.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the agency are expected to support increased sales. The underwriting margin as a percent of premium was 38% in 2024, compared with 33% in 2023. The increase is primarily attributable to increased premiums and lower policy obligations as a percent of premium during the year compared with the same year ago period. In 2024, the average monthly life premium issued per policy was $43 as compared to $44 in 2023. Net sales rose 3% in 2024 over the same period in 2023 due primarily to increased agent count.

Below is the average producing agent count as of the indicated periods for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	2024	2023	2022	2024 Change	%	2023 Change	%
Liberty National	3,664	3,229	2,775	435	13	454	16

The Liberty National Division average producing agent count increased significantly compared with the prior-year comparable periods. We continue to execute our long-term plan to grow this agency through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers as we serve communities, regions, and cities. Continued expansion of this Division’s presence in larger geographic cities, with less penetrated areas will help create long-term sustainable agency growth. Additionally, the Division continues to help improve the ability of agents to develop new worksite marketing business. Systems that have been put in place, including the addition of a CRM platform and enhanced analytical capabilities, have helped the agents develop additional worksite marketing opportunities as well as improve the productivity of agents selling in the individual life market. As the Division continues to gain momentum in its sales and recruiting initiatives, as well as advances in its technology and CRM platform, the Division anticipates continued growth in recruiting activity, average producing agent count and net sales.

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The other distribution channels contributed $204 million of life premium income, or 6% of Globe Life's total life premium income in 2024, and contributed 2% of net sales for the year.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance including retiree health insurance business, accident coverage, and other limited-benefit supplemental health products including cancer, critical illness, heart disease, intensive care, and other health products.

Health premium accounted for 30% of our total premium in 2024, while the health underwriting margin accounted for 22% of total underwriting margin. Health underwriting margin declined to $372 million compared to $378 million in the prior year. While the Company continues to emphasize life insurance sales relative to health due to life’s superior long-term profitability and its greater contribution to excess investment income, the health business provides a significant contribution to return on equity as it does not require a substantial amount of up-front capital.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The following table presents the summary of health insurance results. Further discussion of the results by distribution channel is included below.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,404,925	100	$1,318,773	100	$1,282,417	100

Policy obligations	851,577	61	776,362	59	752,866	59
Required interest on reserves	(110,342)	(8)	(106,516)	(8)	(102,315)	(8)
Net policy obligations	741,235	53	669,846	51	650,551	51
Amortization of acquisition costs	52,224	3	50,598	4	48,185	4
Commission expense	158,869	11	150,192	11	145,185	11
Premium taxes	28,421	2	26,440	2	24,653	2
Non-deferred acquisition costs	51,753	4	43,760	3	36,706	3
Total expense	1,032,502	73	940,836	71	905,280	71
Insurance underwriting margin	$372,423	27	$377,937	29	$377,137	29

Net policy obligations amounted to 53% of premium in 2024 compared to 51% in both 2023 and 2022. This increase was primarily due to the assumptions review of lapses and morbidity resulting in a remeasurement loss of $10.5 million compared to a remeasurement gain of $5.2 million and $10.7 million in 2023 and 2022, respectively. Refer to Note 6—Policy Liabilities for further discussion of the Company's annual assumptions review.

The table below summarizes health underwriting margin by distribution channel for the last three years.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
United American	$47,964	8	$57,344	11	$62,695	12
Family Heritage	146,478	34	135,691	34	124,936	34
Liberty National	106,033	56	105,317	56	107,662	57
American Income	67,912	55	74,668	62	74,551	64
Direct to Consumer	4,036	6	4,917	7	7,293	10
Total	$372,423	27	$377,937	29	$377,137	29

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The following table presents Globe Life's health premium by distribution channel for the last three years.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$591,774	42	$545,723	42	$539,874	42
Family Heritage	427,654	30	396,209	30	366,820	29
Liberty National	190,381	14	187,934	14	187,241	15
American Income	123,123	9	120,332	9	117,353	9
Direct to Consumer	71,993	5	68,575	5	71,129	5
Total	$1,404,925	100	$1,318,773	100	$1,282,417	100

Premium related to limited-benefit supplemental health products comprise $786 million, or 56%, of the total health premiums for 2024 compared with $743 million, or 56%, in 2023. Premium from Medicare Supplement products comprises the remaining $619 million, or 44%, for 2024 compared with $576 million, or 44%, in 2023.

Annualized health premium in force was $1.48 billion at December 31, 2024, an increase of 7% from $1.39 billion a year earlier.

Presented below is a table of health net sales, an indicator of new business production, by distribution channel for each of the last three years.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$80,296	33	$72,208	32	$58,601	31
Family Heritage	105,623	43	96,093	43	82,529	43
Liberty National	33,001	13	33,155	15	28,916	15
American Income	21,103	9	18,124	8	17,555	9
Direct to Consumer	5,004	2	3,993	2	3,825	2
Total	$245,027	100	$223,573	100	$191,426	100

Health net sales related to limited-benefit supplemental health products, comprise $175 million, or 71%, of the total health net sales for 2024 compared with $161 million, or 72%, in 2023. Medicare Supplement sales make up the remaining $70 million, or 29%, for 2024 compared with $63 million, or 28%, in 2023.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The following table discloses first-year collected health premium by distribution channel for the last three years.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$87,190	40	$66,002	36	$64,410	39
Family Heritage	79,934	36	72,362	39	60,699	36
Liberty National	28,114	13	25,608	14	22,415	13
American Income	19,740	9	17,633	9	17,294	10
Direct to Consumer	4,064	2	3,683	2	3,115	2
Total	$219,042	100	$185,288	100	$167,933	100

First-year collected premium related to limited-benefit supplemental health plans comprise $155 million, or 71% of total first-year collected premium for 2024 compared with $133 million, or 72%, in 2023. First-year collected premium from Medicare Supplement policies make up the remaining $64 million, or 29%, for 2024 compared with $52 million, or 28%, in 2023.

A discussion of health operations by distribution channel follows.

The United American Division consists of non-exclusive independent agencies and brokers who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with net sales up 11% from the same period in the prior year.
This Division includes three different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Group Benefits, which offers group worksite supplemental health insurance through brokers.

The majority of the premium revenue comes from Medicare Supplement. Underwriting margin as a percent of premium for the Division was 8% in 2024, declining due to increased claims utilization, 11% in 2023, and 12% in 2022.

The Family Heritage Division primarily markets individual limited-benefit supplemental health insurance in small to medium sized businesses. Most of its policies include a cash-back feature, such as a return of premium, where any excess of premiums over claims paid is returned to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 34% in 2024, the same as in 2023 and 2022.

The division experienced a 10% rise in health net sales in 2024 as compared with 2023, primarily due to an increase in producing agents and improved agent productivity and training. The Division will continue to implement incentive and retention programs to further increases in the number of producing agents.

The average producing agent count was up 5% compared with the same period a year ago. The Division has recently increased efforts to grow agency middle management, which also positively impacts average producing agent count. While growth in net sales and earned premium is impacted by agent productivity, growth in the number of average producing agents is the primary driver of future growth in sales, similar to other exclusive agencies.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Below is the average producing agent count as of the indicated periods for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	2024	2023	2022	2024 Change	%	2023 Change	%
Family Heritage	1,399	1,334	1,210	65	5	124	10

The Liberty National Division represented 14% of all Globe Life health premium income in 2024. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer and critical illness insurance. Much of Liberty National’s health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $190 million in 2024 up from $188 million in 2023. Liberty National's first-year collected premium increased 10% to $28 million in 2024 compared with $26 million in 2023. Health net sales is slightly lower in 2024 as compared to 2023. Underwriting margin as a percent of premium was 56% in 2024 and 2023.

While both the American Income Life Division and the Direct to Consumer Division sell life insurance, they also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 14% of health premium in 2024 and 2023.

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

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands except per share data)

	2024	2023	2022
Net investment income	$1,135,631	$1,056,884	$991,800
Interest on policy liabilities(1)	(971,227)	(926,502)	(887,211)
Excess investment income	$164,404	$130,382	$104,589

Excess investment income per diluted common share	$1.83	$1.35	$1.06

Mean invested assets (at amortized cost)	$21,337,531	$20,411,093	$19,714,027
Average insurance policy liabilities	17,527,857	16,772,861	16,060,240
(1)Interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income increased $34 million, or 26%, in 2024 when compared with 2023. In 2023, excess investment income increased $26 million, or 25%, when compared with 2022. Excess investment income per diluted common share was $1.83 during 2024, an increase of 36% over the prior-year period ended 2023. Excess investment income per diluted common share was $1.35 during 2023, an increase of 27% over the period ended 2022. Excess investment income per diluted common share generally increases at a faster pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income increased at a compound annual growth rate of 6% over the three years ending 2024. Mean invested assets increased at a compound annual growth rate of 4% during the same period. The effective annual yield rate earned on the fixed maturity portfolio was 5.26% in 2024, compared with 5.20% in 2023. Generally, investment income grows at a slower rate than the assets when the yield on new investments is lower than the yield on dispositions or the average portfolio yield. It also increases at a faster rate than the assets when new investment yields exceed the yield on dispositions or the average portfolio yield. Investment income grew in the current period due to the growth in invested assets and the higher yields on new investments relative to the yield on dispositions and average portfolio yield. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the year ended December 31, 2024 was 8.04%. The earned yield on limited partnership investments for the year ended December 31, 2024 was 8.42%. See additional information in Note 4—Investments. The following chart presents the growth in net investment income and the growth in mean invested assets.

	2024	2023	2022
Growth in net investment income	7.5%	6.6%	3.7%
Growth in mean invested assets (at amortized cost)	4.5%	3.5%	4.1%

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available for sale debt securities included in accumulated other comprehensive income (loss) as of December 31, 2024, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, fixed maturity investments prior to their anticipated recovery.

Required interest on insurance policy liabilities reduces excess investment income, as it is the amount of net investment income considered by management necessary to cover the interest-related growth on insurance policy liabilities. As such, it is reclassified from the insurance segment to the investment segment. As discussed in Note 15—Business Segments, management regards this as a more meaningful analysis of the investment and insurance segments. Required interest is based on the original discount rate assumptions for our insurance policies in force.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
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

Information about interest on policy liabilities is shown in the following table.

Required Interest on Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities	Average Discount Rate(1)
2024:
Life and Health	$921,489	$16,502,133	5.6%
Annuity	28,769	640,506	4.5
FHLB Funding Agreement	16,525	295,089	5.6
Deposit Funds	4,444	90,129	4.9
Total	$971,227	$17,527,857	5.5
Increase in 2024	4.8%	4.5%
2023:
Life and Health	$879,217	$15,739,423	5.6%
Annuity	38,224	861,676	4.4
FHLB Funding Agreement	4,536	79,036	5.7
Deposit Funds	4,525	92,726	4.9
Total	$926,502	$16,772,861	5.5
Increase in 2023	4.4%	4.4%
2022:
Life and Health	$838,003	$14,957,728	5.6%
Annuity	44,836	1,007,008	4.5
FHLB Funding Agreement	71	2,692	2.6
Deposit Funds	4,301	92,812	4.6
Total	$887,211	$16,060,240	5.5
(1)    Reflects the average discount rate applicable to the current period, which is used to accrue interest on the insurance policy liabilities for each of the years presented.

GL 2024 FORM 10-K

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the three years ended December 31, 2024.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2024		2023		2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales(3)	$(9,290)	$(0.10)	$(59,463)	$(0.62)	$(44,792)	$(0.45)
Matured or other redemptions(1)	155	—	(1,604)	(0.02)	19,076	0.19
Provision for credit losses	(2,590)	(0.03)	(5,621)	(0.06)	306	—
Fair value option—change in fair value	(13,206)	(0.15)	11,931	0.12	(23,189)	(0.23)
Mortgages	(3,138)	(0.04)	(4,427)	(0.04)	(761)	(0.01)
Other investments	2,319	0.03	1,415	0.02	3,699	0.04
Total realized investment gains (losses)—investments	(25,750)	(0.29)	(57,769)	(0.60)	(45,661)	(0.46)
Other gains (losses)(2)	6,642	0.08	5,885	0.06	(14,812)	(0.15)
Total realized gains (losses)	$(19,108)	$(0.21)	$(51,884)	$(0.54)	$(60,473)	$(0.61)
(1)During the three years ended December 31, 2024, 2023, and 2022, the Company recorded $105.6 million, $50.9 million, and $147.6 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in $0, $(1.5) million, and $1.5 million, respectively, in realized gains (losses), net of tax.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.
(3)During the year ended December 31, 2023, the Company incurred a $52 million after-tax realized loss due to the disposal of holdings in Signature Bank New York and First Republic Bank as a result of the banks entering receivership.

GL 2024 FORM 10-K

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cost of acquisitions:
Investment-grade corporate securities	$1,258,203	$967,588	$812,697
Investment-grade municipal securities	94,658	572,654	599,946
Other securities	29,577	—	7,577
Total fixed maturity acquisitions(1)	$1,382,438	$1,540,242	$1,420,220

Effective annual yield (one year compounded)(2)	5.93%	6.13%	5.18%
Average life (in years, to next call)	29.4	18.0	13.5
Average life (in years, to maturity)	33.3	24.8	22.8
Average rating	A-	A	A
(1)Fixed maturity acquisitions included unsettled trades of $3.2 million in 2024, $3.8 million in 2023, and $0 in 2022.
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

During 2024 and 2023, acquisitions consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. For the year ended December 31, 2024, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.26%, up approximately 6 basis points from the yield in 2023. The increase in taxable equivalent effective yield was primarily due to new purchase yields exceeding the yield on dispositions and the average portfolio yield.

New cash flow available for investment has been primarily provided through our insurance operations, cash received on existing investments, and proceeds from dispositions. Dispositions of fixed maturities were $1.42 billion in 2024 and $853 million in 2023. Dispositions in 2024 included $462 million related to a coinsurance agreement to cede a majority of annuity business to a third-party insurer. Refer to Note—1 Significant Accounting Policies for further information.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In addition to the fixed maturity acquisitions, Globe Life invested in commercial mortgage loans and in other long-term investments. Other long-term investments primarily consist of investment funds. See Note—4 Investments for further discussion.

The following table summarizes Globe Life's other investment acquisitions of the following assets.

Other Investment Acquisitions
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023
Limited partnerships	$238,812	$142,308
Commercial mortgage loans	174,517	158,823
Common stock	19,869	10,257
Convertible notes	2,850	3,950
Company-owned life insurance	200,000	—
Total	$636,048	$315,338

Since fixed maturities represent such a significant portion of our investment portfolio, 89% of total amortized cost net of allowance for credit losses at December 31, 2024, the remainder of the discussion of portfolio composition will focus on fixed maturities. Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At December 31,
	2024	2023
Average annual effective yield(1)	5.25%	5.23%
Average life, in years, to:
Next call(2)	15.1	14.6
Maturity(2)	19.3	18.6
Effective duration to:
Next call(2,3)	8.8	9.0
Maturity(2,3)	10.6	10.7
(1)Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)Globe Life calculates the average life and duration of the fixed maturity portfolio two ways:
(a) based on the next call date which is the next call date for callable bonds and the maturity date for noncallable bonds; and
(b) based on the maturity date of all bonds, whether callable or not.
(3)Effective duration is a measure of the price sensitivity of a fixed-income security to a 1% change in interest rates.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2024 and 2023.

Fixed Maturities by Sector
December 31, 2024
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$38,584	$32	$(7,801)	$30,815	$2,817,161	$49,928	$(206,943)	$2,660,146	15	15
Banks	65,718	254	(3,506)	62,466	1,026,367	17,023	(59,795)	983,595	6	6
Other financial	74,973	—	(14,917)	60,056	1,162,847	15,647	(146,305)	1,032,189	6	6
Total financial	179,275	286	(26,224)	153,337	5,006,375	82,598	(413,043)	4,675,930	27	27
Industrial
Energy	44,580	—	(5,410)	39,170	1,318,501	33,825	(77,700)	1,274,626	7	7
Basic materials	—	—	—	—	1,147,932	20,121	(91,699)	1,076,354	6	6
Consumer, non-cyclical	640	—	(3)	637	2,087,181	11,222	(255,241)	1,843,162	11	11
Other industrials	25,000	—	(4,796)	20,204	1,089,118	14,847	(108,283)	995,682	6	6
Communications	—	—	—	—	832,355	12,085	(90,817)	753,623	4	4
Transportation	—	—	—	—	572,829	9,800	(38,953)	543,676	3	3
Consumer. cyclical	128,674	331	(28,378)	100,627	492,653	3,113	(75,592)	420,174	3	3
Technology	50,278	—	(2,419)	47,859	341,407	597	(67,045)	274,959	2	2
Total industrial	249,172	331	(41,006)	208,497	7,881,976	105,610	(805,330)	7,182,256	42	42
Utilities	58,996	22	(6,797)	52,221	2,081,366	39,716	(118,007)	2,003,075	11	12
Total corporates	487,443	639	(74,027)	414,055	14,969,717	227,924	(1,336,380)	13,861,261	80	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	909,765	3,695	(177,021)	736,439	5	4
Revenues	—	—	—	—	2,391,136	16,967	(357,738)	2,050,365	13	12
Total states, municipalities, and political divisions	—	—	—	—	3,300,901	20,662	(534,759)	2,786,804	18	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	438,636	19	(51,664)	386,991	2	2
Collateralized debt obligations	36,923	5,943	—	42,866	36,923	5,943	—	42,866	—	—
Other asset-backed securities	4,754	10	—	4,764	79,237	39	(2,186)	77,090	—	1
Total fixed maturities	$529,120	$6,592	$(74,027)	$461,685	$18,825,414	$254,587	$(1,924,989)	$17,155,012	100	100

GL 2024 FORM 10-K

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

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio as of December 31, 2024, representing 80% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At December 31, 2024, the total fixed maturity portfolio consisted of 1,014 issuers.

Fixed maturities had a fair value of $17.2 billion at December 31, 2024, compared with $17.9 billion at December 31, 2023. The net unrealized loss position in the fixed-maturity portfolio increased from $1.0 billion at December 31, 2023 to $1.7 billion at December 31, 2024 due to an increase in market rates during the period.

For more information about our fixed maturity portfolio by component at December 31, 2024 and December 31, 2023, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by composite quality rating at December 31, 2024 and December 31, 2023, is shown in the following tables. The company uses the NAIC designation for credit quality ratings. The NAIC designation is generally determined using the second lowest rating available from nationally recognized statistical rating organizations (“NRSRO”) when 3 or more ratings are available and the lowest rating when 2 or fewer rating are available. When NRSRO ratings are unavailable the rating may be assigned by the Securities Valuation Office (“SVO”) of the NAIC.

Fixed Maturities by Rating
At December 31, 2024
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$968,220	5	$855,165	5
AA	3,225,044	17	2,691,908	15
A	5,508,446	29	5,147,203	30
BBB+	3,267,101	17	3,040,313	18
BBB	4,087,323	22	3,799,696	22
BBB-	1,240,160	7	1,159,042	7
Total investment grade	18,296,294	97	16,693,327	97	A-

Below investment grade:
BB	397,823	2	349,028	2
B	92,176	1	67,593	1
Below B	39,121	—	45,064	—
Total below investment grade	529,120	3	461,685	3	BB-
	$18,825,414	100	$17,155,012	100

Weighted average composite quality rating					A-

GL 2024 FORM 10-K

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

The overall quality rating of the portfolio is A-, the same as of year end 2023. Fixed maturities rated BBB are 46% of the total portfolio at December 31, 2024, down from 48% at December 31, 2023. While this ratio is high relative to our peers, it is at its lowest level since 2007 and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of December 31, 2024. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$529,511	$542,497
Downgrades by rating agencies	101,018	117,731
Upgrades by rating agencies	(76,754)	(32,540)
Dispositions	(40,907)	(95,060)
Acquisitions	20,292	—
Provision for credit losses	(3,280)	(6,811)
Amortization and other	(760)	3,694
Balance at end of period	$529,120	$529,511

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 3% of total fixed maturities at amortized cost as of December 31, 2024. Globe Life invests long term and as such, one of our key criterion in our investment process is to select issuers that are anticipated to weather multiple financial cycles.

OPERATING EXPENSES

Operating expenses are classified into two categories: insurance administrative expenses and expenses of the Parent Company. Insurance administrative expenses generally include expenses incurred after a policy has been issued. As these expenses relate to premium for a given period, management measures the expenses as a percentage of premium income. The Company also views stock-based compensation expense as a Parent Company expense. Expenses associated with the issuance of our insurance policies are reflected as acquisition expenses and included in the determination of underwriting margin.

The following table is an analysis of operating expenses for the three years ended December 31, 2024.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2024		2023		2022
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$129,369	2.8	$119,699	2.7	$129,711	3.0
Other employee costs	36,176	0.8	35,905	0.8	42,319	1.0
Information technology costs	80,555	1.7	64,998	1.5	55,526	1.3
Legal costs	30,478	0.6	15,335	0.3	12,056	0.2
Other administrative costs	65,852	1.4	65,224	1.5	59,729	1.4
Total insurance administrative expenses	342,430	7.3	301,161	6.8	299,341	6.9

Parent company expense	12,400		10,866		11,156
Stock compensation expense	40,118		30,736		35,650
Legal proceedings	21,575		900		2,496
Non-operating expenses	2,620		4,170		5,311
Total operating expenses, per Consolidated Statements of Operations	$419,143		$347,833		$353,954

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Total insurance administrative expenses increase (decrease) over prior year	$41,269	13.7	$1,820	0.6	$27,710	10.2
Total operating expenses increase (decrease) over prior year	71,310	20.5	(6,121)	(1.7)	31,925	9.9

Total operating expenses for December 31, 2024 increased in comparison with the prior year primarily due to increases in insurance administrative expenses as well as stock compensation and legal proceedings. Insurance administrative expenses increased $41.3 million primarily due to higher information technology costs, legal costs including compliance and security and employee costs, which includes salaries and other. Insurance administrative expenses as a percent of premium were 7.3% for the year ended December 31, 2024 compared to 6.8% for the same period in 2023.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors by management quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On November 18, 2024, the Board of Directors authorized the repurchase of up to $1.8 billion under the Company's existing share repurchase program. Management generally determines the amount of repurchases based on the amount of the excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Since implementing our share repurchase program in 1986, we have used $10.3 billion to repurchase Globe Life Inc. common shares after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

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

The following table summarizes share repurchases for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2024		2023		2022
Purchases with:	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow at the Parent Company(1)	10,086	$945,637	3,369	$380,103	3,322	$335,145
Option exercise proceeds	501	48,026	1,080	127,155	1,103	119,493
Total	10,587	$993,663	4,449	$507,258	4,425	$454,638
(1)Excludes excise tax on the repurchase of treasury stock of $8 million in 2024, $4 million in 2023, and $0 in 2022.

During 2024, the amount of share repurchases was higher as we accelerated repurchases given favorable market conditions and the use of additional capital raised during the year. Refer to Note 12—Debt for further details. Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company and exclude anti-dilutive share repurchases related to stock options exercised.

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

Insurance Subsidiary Liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Cash inflows for the insurance subsidiaries primarily include premium and investment income. In addition to investment income, maturities and scheduled repayments in the investment portfolio are cash inflows. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. A portion of cash inflows in the current year will provide for the payment of future policy benefits and are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restrictions. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the insurance subsidiaries annually generate more operating cash inflows than cash outflows, the companies also have the entire available-for-sale fixed maturity investment portfolio available to create additional cash flows if required.

Four of our insurance subsidiaries are members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only

GL 2024 FORM 10-K

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

	Year Ended December 31,
	(Amounts in Thousands)
	Projected 2025	2024	2023	2022
Liquidity Sources:
Dividends from Subsidiaries	$724,000	$692,690	$459,535	$407,042
Excess Cash Flows(1)	810,000	455,013	416,081	358,981
(1)Excess cash flows are reported gross of shareholder dividends. For the year ended December 31, 2024, 2023, and 2022, shareholder dividends were $85 million, $84 million, and $81 million, respectively.

For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 13—Shareholders' Equity. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Dividends from subsidiaries and excess cash flows are projected to be higher in 2025 than in 2024 primarily due to improved earnings from favorable mortality trends and growth in business, as well as positive impacts from lower reserve increases under statutory accounting impacting the 2024 statutory earnings that derive the 2025 dividends. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, public debt markets, term loans, and a revolving credit facility. See Schedule II for more information. The credit facility is discussed below.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The facility was amended on March 29, 2024, resulting in an increased capacity of $250 million. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. The updated five-year credit agreement will mature on March 29, 2029. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a back-up line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As of December 31, 2024, we had available $466 million of additional borrowing capacity under this facility, compared with $316 million a year earlier. Globe Life has consistently been able to issue commercial paper as needed during the three years ended December 31, 2024. As of December 31, 2024, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credit. These letters are issued among our insurance subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Globe Life to obtain third-party financing, which could cause an increase in financing costs. On March 29, 2023, the letters of credit were amended to reduce the amount outstanding from $125 million to $115 million. The outstanding letters of credit remained at $115 million at December 31, 2024.

Through internally generated cash flow and the credit facility the Parent Company expects to have readily available funds for 2025 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowings. Refer to Note 5—Commitments and Contingencies and the discussion surrounding the Company's obligations over the next five years. As noted above, the Parent Company had access

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
to $90 million of liquid assets available as of December 31, 2024. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $1.40 billion in 2024, compared with $1.48 billion in 2023. The decrease is attributable to routine fluctuations in the settlement of operating activities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities, mortgage loans, and other long-term investments in the amount of $1.52 billion in 2024. The Company sold shorter term securities and reinvested in longer term investments, extending duration and taking advantage of higher current interest rates during the year ended December 31, 2024. As noted under the caption Credit Facility in Note 12—Debt, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $250 million at the end of 2024 compared with $185 million at the end of 2023. In addition to these liquid assets, $17.2 billion (fair value at December 31, 2024) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.3 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 98% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, ongoing investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity. It does not include short-term FHLB borrowings, which are obligations of the insurance subsidiaries and typically repaid over the course of the year.

Debt: The carrying value of the long-term debt was $2.3 billion at December 31, 2024 and $1.6 billion at December 31, 2023. A complete analysis and description of long-term debt issues outstanding is presented in Note 12—Debt.

Financing costs consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	2024	2023	2022
Interest on debt	$77,258	$72,641	$80,481
Interest on term loan	13,823	7,684	—
Interest on short-term debt	35,979	21,958	9,875
Other	32	33	39
Financing costs	$127,092	$102,316	$90,395

In 2024, financing costs increased 24% compared with the prior year. The increase in financing costs is primarily due to higher average balances in the current year compared to the prior year. We increased durations on commercial paper issuances during 2024 due to market considerations. More information on our debt transactions is disclosed in the Financial Condition section of this report and in Note 12—Debt.

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

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2025, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company has concluded that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. For 2024, our consolidated Company Action Level RBC ratio is expected to be approximately 310%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Shareholder's Equity: As noted under the caption Analysis of Share Purchases within this report, we have an ongoing share repurchase program.

Globe Life has continually increased the quarterly dividend on its common shares over the past three years.

	Year Ended December 31,
	Projected 2025	2024	2023	2022
Quarterly dividend by annual year	$0.2700	$0.2400	$0.2250	$0.2075

Shareholders’ equity was $5.3 billion at December 31, 2024. This compares to $4.5 billion at December 31, 2023, an increase of $819 million or 18%. Shareholders' equity increased $537 million, or 14%, during 2023 from $3.9 billion in 2022.

During 2024, shareholders’ equity increased as a result of net income of $1.1 billion, but was offset by share repurchases of $946 million and an additional $48 million in share repurchases to offset the dilution from stock option exercises. Additionally, the balance of AOCI increased $743 million primarily due to increased interest rates and discount rates over the period. During 2023, shareholders' equity increased as a result of net income of $971 million, but was offset by share repurchases of $380 million and an additional $127 million in share repurchases to offset the dilution from stock option exercises. Additionally, the balance of AOCI increased $18 million due to increased interest rates and discount rates over the period.

We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Excess cash flow, as we define it, results primarily from the dividends received by the Parent Company from its insurance subsidiaries less the interest paid on debt. The cash received by the Parent Company from our insurance subsidiaries is after they have made substantial investments during the year to grow the business. Possible uses of excess cash flow include, but are not limited to, share repurchases, acquisitions, shareholder dividend payments, investments in securities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that targeted capital levels are maintained in our insurance subsidiaries. If market conditions are favorable, we currently expect that share repurchases will continue to be a primary use of those funds.

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

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
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

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following table presents these ratings for our five largest insurance subsidiaries at December 31, 2024.

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

The AA financial strength rating category is assigned by Standard & Poor’s Corporation (S&P) to those insurers which have very strong capacity to meet its financial commitments. The plus sign (+) or minus sign (-) shows the relative standing within the major rating category.

OTHER ITEMS

Litigation. For more information concerning litigation, please refer to Note 5—Commitments and Contingencies.

CRITICAL ACCOUNTING ESTIMATES

Application of Critical Accounting Estimates. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations. The preparation of financial statements in conformity with GAAP requires the application of accounting estimates that often involve a significant degree of judgment. Management reviews these key estimates and assumptions used in the preparation of financial statements on a timely basis. If management determines that modifications are necessary due to current facts and circumstances, the Company’s results of operations and financial position as reported in the consolidated financial statements could possibly change significantly. Information on our accounting policies is disclosed in Note 1—Significant Accounting Policies.

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

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. As cash flow assumptions are changed, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Consolidated Statements of Operations.

The following table illustrates the sensitivity of our liability for future policy benefits, including the corresponding pre-tax impact on OCI, and net income, as of December 31, 2024, to changes in cash flow assumptions. This information is useful in understanding the potential financial impact on our financial statements from changes in these items and the expected impact to our liability for future policy benefits. We could experience impacts that are more or less significant than noted in the following analysis; however the sensitivities provide insight regarding the direction and magnitude of those potential impacts.

At December 31, 2024
(Dollar amounts in thousands)
Assumptions	Sensitivity	Future policy benefits	OCI(1)	Net Income
Mortality	1% increase	$40,722	$(1,805)	$(38,917)
	1% decrease	(40,993)	2,431	38,562

Morbidity	5% increase	68,461	(895)	(67,566)
	5% decrease	(54,082)	185	53,897

Lapses	10% increase	(165,378)	82,937	82,441
	10% decrease	176,216	(90,799)	(85,417)
(1)Represents the associated impact to OCI from updating the net premium ratio based upon the cash flow assumptions and the remeasurement of the liability for future policy benefits using the current discount rate.

The liability for future policy benefits is discounted using a current upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liability for future policy benefits. Accordingly, the discount rate assumption is key in determining the change in the value of the liability for future benefits for long duration life and health contracts. Since the liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 93% of the total liability for future policy benefits, it is subject to interest rate risk. A decrease in discount rates will cause an increase in the obligation with a corresponding change in AOCI.

The following table illustrates the interest rate sensitivity of our liability for future policy benefits as of December 31, 2024. This table measures the effect of a parallel shift in discount rates on the liability. The data measures the change in reported value arising from an immediate change in rates in increments of 50 and 100 basis points, which would be recorded as a component of OCI.

Value of Liability for Future Policy Benefits
(Dollar amounts in thousands)

At December 31,
Change in Discount Rates(1)	2024
(200)	$27,004,267
(100)	22,070,140
(50)	20,129,615
0	18,457,263
50	17,006,840
100	15,741,352
200	13,651,611
        (1) In basis points.

GL 2024 FORM 10-K

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

Valuation of Fixed Maturities. We hold a substantial investment in high-quality fixed maturities to provide for the funding of our future policy contractual obligations over long periods of time. While these securities are generally expected to be held to maturity, they are classified as available for sale and are sold from time to time to maximize risk-adjusted, capital-adjusted returns or for other general purposes. We report this portfolio at fair value. Fair value is the price that we would expect to receive upon sale of the asset in an orderly transaction. The fair value of the fixed maturity portfolio is primarily affected by changes in interest rates in financial markets. Because of the size of our fixed maturity portfolio and the long average life, small changes in rates can have a significant effect on the portfolio and the reported financial position of the Company. This impact is disclosed in 100 basis point increments under the caption Market Risk Sensitivity in this report. However, as discussed under the caption Financial Condition in this report, the Company regards these unrealized fluctuations in value as having no meaningful impact on our actual financial condition and, as such, we remove them from consideration when viewing our financial position and financial ratios.

At times, the values of our fixed maturities can also be affected by illiquidity in the financial markets. Illiquidity may contribute to a spread widening, and accordingly to unrealized losses, on many securities that we would expect to be fully recoverable. Even though our fixed maturity portfolio is available for sale, we have the ability and general intent to hold the securities until maturity as a result of our strong and stable cash flows generated from our insurance products. Considerable information concerning the policies, procedures, classification levels, and other relevant data concerning the valuation of our fixed maturity investments is presented in Note 1—Significant Accounting Policies and in Note 4—Investments under the captions Fair Value Measurements in both notes. There were no significant changes in the valuation process in the current year.

Market Risk Sensitivity. Globe Life's investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the Company’s investment portfolio. Since 88% of the carrying value of our investments is attributable to fixed maturity investments and these investments are

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
predominately fixed-rate investments, the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio rising, and increases in interest rates cause the fair value to decline. Under normal market conditions, we are not concerned about unrealized losses that are interest rate driven since we would not expect to realize them. Globe Life does not generally intend to sell the securities prior to maturity and, likely, will not be required to sell the securities prior to recovery of amortized cost. The long-term nature of our insurance policy liabilities and strong operating cash-flow substantially mitigate any future need to liquidate portions of the portfolio.

The following table illustrates the interest rate sensitivity of our fixed maturity portfolio at December 31, 2024. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

At December 31,
Change in Interest Rates(1)	2024
(200)	$20,877,000
(100)	18,909,000
0	17,155,000
100	15,588,000
200	14,186,000
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

Defined Benefit Pension Plans. We maintain funded defined benefit plans covering most full-time employees. We also have an unfunded nonqualified defined benefit plan covering a limited number of officers. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2024, our gross liability under these plans was $635 million, but was offset by assets of $615 million.

The actuarial assumptions used in determining our obligations/expenses for pensions include: employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. Additionally, a corridor approach is used to amortize any unrecognized gains or losses outside the corridor (the standard 10% of the greater of plan PBO and fair value assets) and have an amortization service period of approximately nine years. These assumptions have an important effect on the pension obligation. A decrease in the discount rate will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2024 and projected benefit obligation as of December 31, 2024.

GL 2024 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Pension Assumptions
(Dollar amounts in thousands)

Assumption	Change(1)	Impact on Expense	Impact on Projected Benefit Obligation
Discount Rate(2):
Increase	25	$(870)	$(19,576)
Decrease	(25)	777	20,627
Expected Return(3):
Increase	25	(1,578)	—
Decrease	(25)	1,578	—
(1)In basis points.
(2)The discount rate for determining the net periodic benefit cost was 5.40% for 2024. The discount rate used for determining the projected benefit obligation as of December 31, 2024 was 5.81%.
(3)The expected long-term return rate assumed was 7.18% at December 31, 2024, and 6.98% in the prior year. Management considers both historical and future yields to determine the expected return.

The Company determines mortality assumptions through the use of published mortality tables that reflect broad-based studies of mortality and published longevity improvement scales.

The criteria used to determine the primary assumptions are discussed in Note 10—Postretirement Benefits. While we have used our best efforts to determine the most reliable assumptions, given the information available from Company experience, economic data, independent consultants, and other sources, we cannot be certain that actual results will be the same as expected. The assumptions are reviewed annually and revised, if necessary, based on more current information available to us. Note 10—Postretirement Benefits also contains information about pension plan assets, investment policies, and other related data. There were no significant changes in the assumptions in the current year.

GL 2024 FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements Index

GL 2024 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globe Life Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Future Policy Benefits at Current Discount Rates and Amortization of Deferred Acquisition Costs — Certain Underlying Assumptions for Certain Products – Refer to Notes 1, 6 and 7 to the Financial Statements

Critical Audit Matter Description

The Company estimates the liability for future policy benefits based on the net level premium method, which requires a calculation of the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. The

GL 2024 FORM 10-K

Company estimates the amortization of deferred acquisition costs on a constant-level basis over the expected term of the grouped contracts.

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

•With the assistance of our actuarial specialists, we:

◦evaluated management’s methods, calculations and judgments regarding the development of these assumptions used in the valuation of future policy benefits and the amortization of deferred acquisition costs for certain products.

◦evaluated on a sample basis, through independent calculation of future policy benefits and amortization of deferred acquisition costs, the mathematical accuracy of management’s calculations, the appropriateness of valuation models, and whether these assumptions were properly applied.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 26, 2025

We have served as the Company’s auditor since 1999.

GL 2024 FORM 10-K

Globe Life Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2024	2023
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2024—$18,835,809; 2023—$18,924,914, allowance for credit losses: 2024— $10,395; 2023— $7,115)	$17,155,012	$17,870,206
Mortgage loans	396,088	279,199
Policy loans	699,669	657,020
Other long-term investments (includes: 2024—$986,766; 2023—$795,583 under the fair value option)	1,235,759	835,878
Short-term investments	85,035	81,740
Total investments	19,571,563	19,724,043
Cash	165,325	103,156
Accrued investment income	269,791	270,396
Other receivables	691,907	630,223
Deferred acquisition costs	6,495,589	6,009,477
Goodwill	490,446	481,791
Other assets	1,391,560	832,413
Total assets	$29,076,181	$28,051,499
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2024—$17,552,564; 2023—$16,984,615)	$18,457,263	$19,460,353
Unearned and advance premium	257,631	254,567
Policy claims and other benefits payable	532,832	514,875
Other policyholders' funds	468,604	236,958
Total policy liabilities	19,716,330	20,466,753
Current and deferred income taxes	731,255	494,639
Short-term debt	415,401	486,113
Long-term debt (estimated fair value: 2024—$2,122,772; 2023—$1,491,229)	2,324,251	1,629,559
Other liabilities	583,424	487,632
Total liabilities	23,770,661	23,564,696
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2024 and 2023	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2024—97,218,183 issued; 2023—102,218,183 issued)	97,218	102,218
Additional paid-in-capital	527,795	532,474
Accumulated other comprehensive income (loss)	(2,029,720)	(2,772,419)
Retained earnings	8,002,521	7,478,813
Treasury stock, at cost: (2024—13,240,616 shares; 2023—8,426,854 shares)	(1,292,294)	(854,283)
Total shareholders' equity	5,305,520	4,486,803
Total liabilities and shareholders' equity	$29,076,181	$28,051,499

See accompanying Notes to Consolidated Financial Statements.

GL 2024 FORM 10-K

Globe Life Inc.
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Life premium	$3,261,347	$3,137,244	$3,027,824
Health premium	1,404,925	1,318,773	1,282,417
Other premium	—	—	1
Total premium	4,666,272	4,456,017	4,310,242
Net investment income	1,135,631	1,056,884	991,800
Realized gains (losses)	(24,188)	(65,676)	(76,548)
Other income	354	308	1,246
Total revenue	5,778,069	5,447,533	5,226,740

Benefits and expenses:
Life policyholder benefits(1)	2,000,977	2,050,789	2,035,693
Health policyholder benefits(2)	851,577	776,362	752,866
Other policyholder benefits	41,889	37,100	36,875
Total policyholder benefits	2,894,443	2,864,251	2,825,434

Amortization of deferred acquisition costs	410,001	379,700	348,824
Commissions, premium taxes, and non-deferred acquisition costs	600,753	559,167	506,022
Other operating expense	419,143	347,833	353,954
Interest expense	127,092	102,316	90,395
Total benefits and expenses	4,451,432	4,253,267	4,124,629

Income before income taxes	1,326,637	1,194,266	1,102,111
Income tax benefit (expense)	(255,875)	(223,511)	(207,725)
Net income	$1,070,762	$970,755	$894,386

Basic net income per common share	$11.99	$10.21	$9.13

Diluted net income per common share	$11.94	$10.07	$9.04
(1)Net of total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a gain (loss) of $107.0 million, $29.4 million, and $(47.4) million for the year ended December 31, 2024, 2023, and 2022, respectively.
(2)Net of total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a gain (loss) of $(3.2) million, $11.8 million, and $15.6 million for the year ended December 31, 2024, 2023, and 2022, respectively.

See accompanying Notes to Consolidated Financial Statements.

GL 2024 FORM 10-K

Globe Life Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,070,762	$970,755	$894,386

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(630,042)	671,211	(5,332,818)
Other reclassification adjustments included in net income	3,764	80,238	32,377
Foreign exchange adjustment on fixed maturities recorded at fair value	3,469	(715)	1,749
Total unrealized investment gains (losses)	(622,809)	750,734	(5,298,692)
Less applicable tax (expense) benefit	130,787	(157,658)	1,112,730
Unrealized gains (losses) on investments, net of tax	(492,022)	593,076	(4,185,962)

Future Policy benefits:
Change in discount rate on future policy benefits	1,567,530	(731,883)	7,021,147
Less applicable tax (expense) benefit	(329,181)	153,696	(1,474,441)
Future policy benefit adjustments, net of tax	1,238,349	(578,187)	5,546,706

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(33,516)	8,102	(26,494)
Less applicable tax (expense) benefit	7,040	(1,702)	5,565
Foreign exchange translation adjustments, other than securities, net of tax	(26,476)	6,400	(20,929)

Pension:
Amortization of pension costs	474	(390)	13,754
Plan amendments	(1,212)	—	—
Experience gain (loss)	29,659	(3,907)	119,055
Pension adjustments	28,921	(4,297)	132,809
Less applicable tax (expense) benefit	(6,073)	902	(27,889)
Pension adjustments, net of tax	22,848	(3,395)	104,920

Other comprehensive income (loss)	742,699	17,894	1,444,735
Comprehensive income (loss)	$1,813,461	$988,649	$2,339,121

See accompanying Notes to Consolidated Financial Statements.

GL 2024 FORM 10-K

Globe Life Inc.
Consolidated Statements of Shareholders' Equity
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Year Ended December 31, 2022
Balance at January 1, 2022	—	109,218	520,564	(4,235,048)	6,455,733	(846,659)	2,003,808
Comprehensive income (loss)	—	—	—	1,444,735	894,386	—	2,339,121
Common dividends declared ($0.83 per share)	—	—	—	—	(80,956)	—	(80,956)
Acquisition of treasury stock	—	—	—	—	—	(454,638)	(454,638)
Stock-based compensation	—	—	29,119	—	(345)	6,876	35,650
Exercise of stock options	—	—	—	—	(29,838)	136,430	106,592
Retirement of treasury stock	—	(4,000)	(20,022)	—	(344,445)	368,467	—
Balance at December 31, 2022	—	105,218	529,661	(2,790,313)	6,894,535	(789,524)	3,949,577

Year Ended December 31, 2023
Balance at January 1, 2023	—	105,218	529,661	(2,790,313)	6,894,535	(789,524)	3,949,577
Comprehensive income (loss)	—	—	—	17,894	970,755	—	988,649
Common dividends declared ($0.90 per share)	—	—	—	—	(85,139)	—	(85,139)
Acquisition of treasury stock	—	—	—	—	—	(511,100)	(511,100)
Stock-based compensation	—	—	18,466	—	—	12,270	30,736
Exercise of stock options	—	—	—	—	(19,395)	133,475	114,080
Retirement of treasury stock	—	(3,000)	(15,653)	—	(281,943)	300,596	—
Balance at December 31, 2023	—	102,218	532,474	(2,772,419)	7,478,813	(854,283)	4,486,803

Year Ended December 31, 2024
Balance at January 1, 2024	—	102,218	532,474	(2,772,419)	7,478,813	(854,283)	4,486,803
Comprehensive income (loss)	—	—	—	742,699	1,070,762	—	1,813,461
Common dividends declared ($0.96 per share)	—	—	—	—	(84,539)	—	(84,539)
Acquisition of treasury stock	—	—	—	—	—	(1,002,109)	(1,002,109)
Stock-based compensation	—	—	22,277	—	(438)	18,279	40,118
Exercise of stock options	—	—	—	—	(6,358)	58,144	51,786
Retirement of treasury stock	—	(5,000)	(26,956)	—	(455,719)	487,675	—
Balance at December 31, 2024	$—	$97,218	$527,795	$(2,029,720)	$8,002,521	$(1,292,294)	$5,305,520

See accompanying Notes to Consolidated Financial Statements.

GL 2024 FORM 10-K

Globe Life Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,070,762	$970,755	$894,386
Adjustments to reconcile net income to cash provided from operations:
Increase (decrease) in future policy benefits	731,417	834,366	759,426
Increase (decrease) in other policy benefits	19,268	5,448	35,638
Deferral of policy acquisition costs	(913,544)	(850,169)	(828,943)
Amortization of deferred policy acquisition costs	410,001	379,700	348,824
Change in current and deferred income taxes	77,930	101,448	91,835
Realized (gains) losses	24,188	65,676	76,548
Other, net	(17,582)	(24,799)	44,480
Cash provided from (used for) operating activities	1,402,440	1,482,425	1,422,194

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	1,207,237	602,556	390,392
Fixed maturities available for sale—matured or other redemptions	214,442	250,652	462,002
Mortgage loans	54,157	44,004	32,870
Other long-term investments	43,362	151,262	50,281
Total investments sold or matured	1,519,198	1,048,474	935,545
Acquisition of investments:
Fixed maturities—available for sale	(1,379,238)	(1,536,409)	(1,420,220)
Mortgage loans	(174,665)	(158,823)	(77,275)
Other long-term investments	(459,660)	(155,700)	(213,207)
Total investments acquired	(2,013,563)	(1,850,932)	(1,710,702)
Net (increase) decrease in policy loans	(42,649)	(42,154)	(25,232)
Net (increase) decrease in short-term investments	(3,295)	32,381	(44,976)
Additions to property and equipment	(71,045)	(49,553)	(27,929)
Other investing activities	96	—	—
Investments in low-income housing interests	(30,258)	(64,365)	(69,721)
Cash provided from (used for) investing activities	(641,516)	(926,149)	(943,015)

Cash provided from (used for) financing activities:
Issuance of common stock	51,786	114,080	106,592
Cash dividends paid to shareholders	(85,485)	(84,116)	(80,547)
Repayment of debt	—	(165,612)	(150,000)
Proceeds from issuance of debt	530,000	170,000	250,492
Payment for debt issuance costs	(7,253)	(757)	(5,272)
Net borrowing (repayment) of commercial paper	(13,878)	32,961	(46,289)
Proceeds from commercial paper with original maturities greater than 90 days	484,726	—	—
Repayment of commercial paper with original maturities greater than 90 days	(372,011)	—	—
Acquisition of treasury stock	(1,002,109)	(511,100)	(454,638)
Amounts paid to reinsurer	(413,779)	—	—
Net receipts (payments) from deposit-type products	112,168	(96,943)	(112,791)
Cash provided from (used for) financing activities	(715,835)	(541,487)	(492,453)

Effect of foreign exchange rate changes on cash	17,080	(4,192)	13,670
Net increase (decrease) in cash	62,169	10,597	396
Cash at beginning of year	103,156	92,559	92,163
Cash at end of year	$165,325	$103,156	$92,559

See accompanying Notes to Consolidated Financial Statements.

GL 2024 FORM 10-K

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

Globe Life provides a variety of life and supplemental health insurance products and annuities to a broad base of customers. The Company is organized into three reportable segments: life insurance, supplemental health insurance, and investments.

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

Basis of Presentation: The accompanying consolidated financial statements of Globe Life have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), under guidance issued by the Financial Accounting Standards Board (FASB). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See further documentation in the significant accounting policies or the accompanying notes.

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

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
"Mortgage loans" or commercial mortgage loans, are a type of investment where the mortgage loan is shared among investors, are accounted for as financing receivables. The commercial mortgage loans are managed by third parties. The Company purchased the legal rights to interests in commercial mortgage loans which are secured by properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of 3 years with the option to extend up to 2 years. The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses. Interest income, net of the amortization of origination fees, is recorded in "Net investment income" under the effective yield method. Our unfunded commitment balance to the commercial loan borrowers was $22 million as of December 31, 2024.

"Other long-term investments" include investment funds, equity securities, company-owned life insurance (COLI) and real estate. Investments in equity securities are reported at fair value with changes in fair value, net of taxes, reflected directly in "Realized gains (losses)" in the Consolidated Statements of Operations. COLI is reported at the cash surrender value; changes in the cash surrender value are recorded in net investment income. Investments in real estate are reported at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life.

The investment funds consist of limited partnerships whereby the Company has a pro-rata share of ownership ranging from less than 1% to 20%. For each investment, the Company has elected the fair value option, but would have been otherwise accounted for as an equity method investment. The fair value option is assessed for each individual investment at the inception of the investment.

Each limited partnership investment is evaluated under applicable GAAP to determine if it is a variable interest entity (VIE) and would qualify for consolidation. Primary beneficiaries are required to consolidate VIEs. The investments are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Globe Life's involvement is limited to its limited partnership interest in the entities. The Company has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value and future commitments. The Company has approximately 2% of total assets in low-income housing tax credits and certain limited partnerships (investment funds) that qualify as unconsolidated VIEs.

The limited partnership investments are reported at the Company's pro-rata share of the investment fund's net asset value or its equivalent (NAV), as a practical expedient for fair value. Changes in the NAV are recorded in net income and increase the carrying value on the balance sheet. The amount of change in NAV attributable to the net operating results of the fund is recorded in "Net investment income" with the remaining balance of the change reflected in "Realized gains (losses)." Distributions received from the funds reduce the carrying value. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. The Company had $239 million of capital called during the year from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $433 million as of December 31, 2024.

"Short-term investments" include investments in interest-bearing assets with original maturities of twelve months or less.

GL 2024 FORM 10-K

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

The great majority of Globe Life's "fixed maturities" are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2024, the Company's investments in fixed maturities were primarily composed of the following significant security types: corporate securities, state and municipal securities, U.S. government direct, guaranteed, and government-sponsored enterprises securities. The remaining security types represented approximately 1% of the total in the aggregate.

Approximately 98% of the fair value of "fixed maturities" reported at December 31, 2024 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

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

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
When valuations have been obtained for all securities in the portfolio, management reviews and analyzes the prices to ensure their reasonableness, taking into account available and observable information. The Company utilizes pricing from multiple pricing providers and applies a hierarchy of sources to determine price. When two or more valuations are available for a security and the variance between the prices is 10% or less, the close correlation suggests similar observable inputs were used in deriving the price, and the price is selected based on hierarchy of pricing providers. Securities valued in this manner are classified as Level 2. When the variance between two or more valuations for a security exceeds 10%, additional analysis is performed to evaluate the reasonableness of the fair value using the hierarchy and upon the evaluation company may elect to use the hierarchy of pricing providers or use additional resources such as broker quotes, prices on comparable securities, recent trades, and any other observable market data to corroborate the pricing provider. If fair value differences from pricing providers are determined to be unreasonable and additional pricing resources utilizing observable market data cannot corroborate the price within a reasonable tolerance, then the security will be classified as Level 3.

Globe Life invests in private placement fixed maturities. Private placement fixed maturities are generally not an active market. Private placement valuations are based on observable inputs, such as the benchmark treasury rate, published sector indices, and/or publicly traded comparables and unobservable inputs such as an internally-developed credit ratings, public private spreads and/or private letter ratings assigned by the nationally recognized statistical rating organizations. If observable inputs cannot be corroborated, the fair values are classified as Level 3. Refer to Note 4—Investments under the caption Quantitative Information about Level 3 Fair Value Measurements.

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

The fair values of Globe Life's long and short-term debt issues are based on the same methodology as investments in fixed maturities. At December 31, 2024, observable inputs were available for these debt securities and as such were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2024 is disclosed in Note 12—Debt.

As described in Note 10—Postretirement Benefits, Globe Life maintains a nonqualified supplemental retirement plan. Accordingly, the assets that support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of company-owned life insurance policies (COLI) and exchange traded funds (ETFs). Fair values for the ETFs are derived from direct quotes and are considered Level 1 in the fair value hierarchy.

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

GL 2024 FORM 10-K

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

Among the facts and information considered in the process are:

•Financial statements of the issuer;
•Changes in credit ratings of the issuer;
•The value of underlying collateral;
•News and information included in press releases issued by the issuer;
•News and information reported in the media concerning the issuer;
•News and information published by or otherwise provided by securities, economic, or research analysts;
•The nature and amount of recent and expected future sources and uses of cash;
•Default on a required payment;
•Issuer bankruptcy filings.

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

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Current Expected Credit Loss Reserve (mortgage loans): The Company evaluates the performance and credit quality of the commercial mortgage loan portfolio at least on a quarterly basis, or as needed, by utilizing common metrics such as loan-to-value or debt-service ratios as well as covenants, local market conditions, borrower quality, and underlying collateral. The fair value of the underlying collateral is based on a third-party appraisal of the property at origination of the loan. The fair value is assessed on an annual basis or more frequently when a loan is materially underperforming, 30 days delinquent, or in technical default. The Company determines the probability of estimated losses for the performing commercial mortgage loan portfolio on a pool basis each quarter and records an allowance. The allowance for credit losses is based on estimates, historical experience, probability of loss, value of the underlying collateral, and macro factors that affect the collectability of the loan.

If management determines that foreclosure of a particular property is probable, or determines the loan is collateral dependent, the company may elect the practical expedient. for an individual mortgage loan to estimate the expected credit losses, which are based on the fair value of the property less amortized cost, adjusted for selling and other associated costs. See Note 4—Investments for current activity.

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

"Accrued investment income" also consists of interest income earned on the commercial mortgage loan portfolio, but which is yet to be received as of the balance sheet date. Accrued investment income will be placed in non-accrual status at the time the loan is 90 days delinquent or otherwise deemed to be uncollectible by management. Accrued investment income that is deemed to be uncollectible will be written off. As of December 31, 2024, the accrued interest receivable for commercial mortgage loans was $4.2 million. Mortgage loans generally pay interest monthly, therefore accrued interest is typically for a period of less than 30 days.

As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the investment and separately reports it in another financial statement line item, "Accrued investment income." Accordingly, the amount will be excluded from disclosures within Note 4—Investments.

Other Receivables: Agent debit balances primarily represent commissions advanced to insurance agents, a common industry practice. Generally, commissions are paid to an agent when due over the life of a policy as premiums are paid. However, some agents may qualify to have their commissions (primarily first-year commissions) paid in advance of when the commissions are earned. To the extent an advance is made, we will generally advance up to 65% of first year commissions. This creates an agent debit balance which is classified within “Other receivables”. These balances are repaid to the Company over time, generally one year, as the premiums associated with the advanced commissions are collected by the Company and a portion of the agents' commissions on such premiums are retained in order to repay the balances. If an agent has an agent debit balance with the Company, commissions earned by that agent are generally first applied to reduce the amounts owed to the Company. Any excess will be paid to the agent in cash. The balances were $542 million at December 31, 2024 and $501 million at December 31, 2023. When an agent sells a policy, commissions are advanced to the agent, and the collection of the advance is made as long as the policy stays in force. While there is a susceptibility to loss should an agent terminate or excessive policy lapses occur, the ability of the Company to continue to collect an agent's commission streams over time from prior sales of policies reduces the Company's exposure to loss.

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

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The Company has a very low inherent risk with regard to the collection of agent debit balances and views these balances as recoverable since they are, in aggregate, less than the estimated present value of future commissions discounted at a conservative rate which includes assumptions for lapses and mortality. The Company’s security, or collateral, is in the form of future commission streams collected over the life of the policies sold by the respective agents, which ultimately revert to the Company in the event an agent is terminated. The Company evaluated the agent debit balances on a pool basis to determine the allowance for credit losses, as the loans have similar characteristics. A provision for credit losses will be recorded in "Realized gains (losses)" on the Consolidated Statements of Operations and the asset balance will be reflected in agent debit balances, net of allowance for credit losses ("Other receivables"). As of December 31, 2024 and 2023, the allowance for credit losses was $1.4 million and $1.2 million, respectively.

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

VOBA is amortized on a basis that is consistent with DAC, as described above, and is subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized VOBA asset. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the liability for future policy benefits, is then compared with the unamortized balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future policy benefits. Refer to Note 7—DAC.

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Direct to Consumer advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Advertising costs consist primarily of internet advertising costs and the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of DAC. Additionally, they are amortized in the same manner as other DAC. Advertising costs charged to earnings and included in commissions, premium taxes, and non-deferred acquisition costs were $15.7 million, $19.2 million, and $9.4 million in 2024, 2023, and 2022, respectively. Unamortized capitalized advertising costs included within DAC were $1.6 billion at December 31, 2024 and $1.6 billion at December 31, 2023.

Goodwill: The excess cost of a business acquired over the fair value of net assets acquired is reported as goodwill. In accordance with the guidance, goodwill is subject to impairment testing on an annual basis, or whenever potential impairment triggers occur. Impairment testing involves the performance of a qualitative analysis, which involves assessing current events and circumstances to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event the fair value is less than the carrying value, further testing is required to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit,

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
it is written down and charged to earnings in the period of the test. Globe Life tests its goodwill annually as of June 30th for each of the years 2022 through 2024. The Company's goodwill was not impaired in any of those periods. The Company completed the acquisition of Evry Health during 2024 resulting in an increase in goodwill of $8.7 million.

Low-Income Housing Tax Credit Interests: Globe Life invests in limited partnerships that provide low-income housing tax credits and other related federal income tax benefits to the Company. Globe Life holds passive interests in limited partnerships that provide investment returns through the provision of tax benefits (principally from the transfer of federal or state tax credits related to federal low-income housing). These investments are considered to be VIEs and do not qualify for consolidation. The carrying value of the Company's investment in these entities was $270 million and $267 million at December 31, 2024 and 2023, respectively, and was included in "Other assets" on the Consolidated Balance Sheets. As of December 31, 2024, Globe Life was obligated under future commitments of $76 million, which are recorded in "Other liabilities." For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization, while the proportional method of amortization is utilized for all non-guaranteed and guaranteed investments acquired on or after January 1, 2015. All net amortization expense and income tax benefits are recorded in "Income tax benefit (expense)" on the Consolidated Statements of Operations.

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less accumulated depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to fifteen years for equipment and software, and fifteen to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $527 million at December 31, 2024 and $455 million at December 31, 2023. Accumulated depreciation was $242 million at the end of 2024 and $215 million at the end of 2023. Depreciation expense was $27 million in 2024, $21 million in 2023, and $21 million in 2022. Internally generated software costs are expensed as incurred in the preliminary project phase and post-implementation phase, and are capitalized during the application development stage. Additionally, implementation costs incurred in a hosting arrangement that is a service contract are capitalized. See below for a breakout of the net balance by asset class for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Property and equipment, net of accumulated depreciation:
Company occupied real estate	$36,656	$32,566
Data processing equipment	219,614	198,150
Transportation equipment	26,346	7,405
Furniture and equipment	1,656	1,776
Total property and equipment, net of depreciation	$284,272	$239,897

Future Policy Benefits: The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 93% of the total liability for future policy benefits. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date or January 1, 2021, the Transition Date(1), and expected future experience. The liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity, and product type.
(1) On January 1, 2023, the Company adopted ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12) on a modified retrospective basis as the transition date (Transition Date) of January 1, 2021.

GL 2024 FORM 10-K

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

The Company regularly reviews its cash flow assumptions (mortality, morbidity, and lapses) used to calculate the change in the liability for future policy benefits. These cash flow assumptions are updated as necessary in the third quarter of every year, or more frequently if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums (capping), or the present value of future policyholder benefits exceeds the present value of expected future gross premiums (flooring), the liability for future policy benefits is adjusted with changes recognized in policyholder benefits on the Consolidated Statements of Operations. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse assumptions are based on Company experience.

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

Reinsurance: In the normal course of business, Globe Life insurance subsidiaries will enter into reinsurance agreements to limit their exposure to the risk of loss as well as enhance their capital position. To qualify for reinsurance accounting in accordance with applicable guidance, the assuming company (reinsurer) must have the “reasonable possibility” that it may realize a “significant loss.” In instances where the ceding company does not transfer significant insurance risk to the reinsurer, deposit accounting is utilized. Any risk charges payable related to reinsurance agreements where deposit accounting is applicable are recorded as an Other Liability. Any balances due to the Company under the terms of the reinsurance agreement are recorded as a reinsurance recoverable within Other Assets on the Consolidated Balance Sheets. Any ceding commission due to the Company under the terms of the reinsurance agreement are recorded in income over the remaining life of the ceding contracts.

In the fourth quarter of 2024, the Company entered into a coinsurance agreement to cede a majority of its annuity business to a third-party insurer. The annuity reserves ceded totaled $462 million. The pre-tax ceding commission under the agreement was approximately $50 million and will be recognized into income over the remaining life of the ceded contracts. Amounts paid to the reinsurer upon entering into the coinsurance agreement were $413 million, which are reflected as a cash outflow within financing activities in the Consolidated Statement of Cash Flows. The underlying policies ceded are deposit-type contracts and the coinsurance agreement transfers only timing risk to the reinsurer. Net amounts paid to the reinsurer and reimbursements for losses after inception of the

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
coinsurance agreement are reported as financing activities within "Net receipts (payments) from deposit-type products". Under the terms of the agreement, the assuming company will be required to maintain assets in trust at 105% of reserves. The Company's annuity business comprises less than 1% of revenue and is not core to the Company's business, therefore we have adjusted our segment reporting to reflect the annuity business as a reconciling item to income before taxes in the segment reporting in this Form 10-K. Prior periods presented have been recast for comparability.

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

Recognition of Premium Revenue: Premium income for traditional long-duration life and health insurance products is recognized evenly over the contract period and when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $12.3 million, $12.9 million, and $13.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Other premium consists of annuity policy charges in each year. For limited-payment life insurance products, the profits are recognized over the contract period.

Commission, premium taxes, and non-deferred acquisition costs: Commissions represent commission-related amounts that are not deferred. Premium taxes are taxes incurred on premiums written within a state jurisdiction. Non-deferred acquisition costs relate to expenses incurred in the selling or issuing of business which are non-deferrable.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	2024	2023	2022
Commissions	$317,576	$295,877	$285,477
Premium taxes	96,790	91,021	86,278
Non-deferred acquisition costs	186,387	172,269	134,267
Total	$600,753	$559,167	$506,022
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

A summary of assumptions for options granted in each of the three years 2022 through 2024 is as follows:

	2024	2023	2022
Volatility factor	22.0%	23.0%	22.3%
Dividend yield	0.7%	0.7%	0.8%
Expected term (in years)	5.10	5.10	5.12
Risk-free rate	4.3%	4.1%	1.9%

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

Stock-based compensation expense is included in “Other operating expense” in the Consolidated Statements of Operations. Globe Life management views all stock-based compensation expense as part of insurance administration expense and, therefore, presents as such in its segment analysis. More information concerning the Company's segments is provided in Note 15—Business Segments.

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

Accounting Pronouncements Adopted in the Current Year: ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, adds disclosure requirements

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
specific to equity securities subject to contractual sale restrictions. The disclosures clarify the nature of the contractual sale as well as the duration of the restriction and the circumstances that could cause a lapse in the restriction.

This standard is effective for the Company for fiscal years beginning on January 1, 2024 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the consolidated financial statements.
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, adds disclosure requirements to segment expenses, improving the financial reporting of the entity’s overall performance and assessment of future cash flows. The disclosures required more detailed information related to the entity’s reportable segments.

This standard is effective for the Company for annual periods beginning on January 1, 2024 and for interim periods beginning on January 1, 2025, and was implemented on a retrospective basis. Refer to Note 15—Business Segments for further discussion of the Company's segments.

Accounting Pronouncements Yet to be Adopted: ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, adds disclosure requirements to disaggregate information related to the effective tax rate reconciliation and information on income taxes paid. The disclosures will enhance the assessment of the entity’s operations and related tax risks.

This standard is effective for the Company for annual periods beginning on January 1, 2025, and will be implemented on a prospective basis. The Company does not expect the standard will have a material impact on the consolidated financial statements.

ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, adds disclosure requirements to disaggregate information related to an entity's income statement. The disclosures will allow for enhanced transparency of an entity's expenses.

This standard is effective for the Company for annual periods beginning on January 1, 2027. The Company is evaluating the standard.

Note 2—Statutory Accounting

Our U.S. based life insurance subsidiaries of Globe Life are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2024	2023	2022	2024	2023
Life insurance subsidiaries	$688,665	$434,952	$444,294	$1,690,663	$1,660,104

The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to the Parent Company without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $627 million at December 31, 2024. More information on the restrictions on the payment of dividends can be found in Note 13—Shareholders' Equity.

The Company's statutory financial statements are presented on the basis of accounting practices prescribed by the insurance department of the state of domicile of each insurance subsidiary. While all states have adopted the

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
National Association of Insurance Commissioners’ ("NAIC") statutory accounting practices ("NAIC SAP") as the basis for statutory accounting, certain states have retained prescribed practices of their respective insurance code or administrative code which can differ from NAIC SAP. For Globe Life's life insurance companies, there are no significant differences between NAIC SAP and the accounting practices prescribed by the states of domicile.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2022 through 2024:

	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
For the year ended December 31, 2022:
Balance at January 1, 2022	$2,765,290	$(6,915,910)	$19,248	$(103,676)	$(4,235,048)
Other comprehensive income (loss) before reclassifications, net of tax	(4,211,540)	5,546,706	(20,929)	94,055	1,408,292
Reclassifications, net of tax	25,578	—	—	10,865	36,443
Other comprehensive income (loss)	(4,185,962)	5,546,706	(20,929)	104,920	1,444,735
Balance at December 31, 2022	(1,420,672)	(1,369,204)	(1,681)	1,244	(2,790,313)

For the year ended December 31, 2023:
Other comprehensive income (loss) before reclassifications, net of tax	529,688	(578,187)	6,400	(3,087)	(45,186)
Reclassifications, net of tax	63,388	—	—	(308)	63,080
Other comprehensive income (loss)	593,076	(578,187)	6,400	(3,395)	17,894
Balance at December 31, 2023	(827,596)	(1,947,391)	4,719	(2,151)	(2,772,419)

For the year ended December 31, 2024:
Other comprehensive income (loss) before reclassifications, net of tax	(494,996)	1,238,349	(26,476)	22,474	739,351
Reclassifications, net of tax	2,974	—	—	374	3,348
Other comprehensive income (loss)	(492,022)	1,238,349	(26,476)	22,848	742,699
Balance at December 31, 2024	$(1,319,618)	$(709,042)	$(21,757)	$20,697	$(2,029,720)

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification adjustments: Reclassification adjustments out of Accumulated Other Comprehensive Income are presented below for the three years ended December 31, 2024.

	Year Ended December 31,			Affected line items in the Statement of Operations
Component Line Item	2024	2023	2022
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$14,843	$84,416	$32,165	Realized (gains) losses
Amortization of (discount) premium	(11,079)	(4,178)	212	Net investment income
Total before tax	3,764	80,238	32,377
Tax	(790)	(16,850)	(6,799)	Income taxes
Total after-tax	2,974	63,388	25,578
Pension adjustments:
Amortization of prior service cost	1,071	1,075	1,077	Other operating expense
Amortization of actuarial (gain) loss	(597)	(1,465)	12,677	Other operating expense
Total before tax	474	(390)	13,754
Tax	(100)	82	(2,889)	Income taxes
Total after-tax	374	(308)	10,865
Total reclassification (after-tax)	$3,348	$63,080	$36,443

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at December 31, 2024 and 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$401,753	$—	$1	$(42,794)	$358,960	2
States, municipalities, and political subdivisions	3,300,901	—	20,662	(534,759)	2,786,804	16
Foreign governments	36,883	—	18	(8,870)	28,031	—
Corporates, by sector:
Industrials	7,889,074	(7,098)	105,610	(805,330)	7,182,256	42
Financial	5,006,375	—	82,598	(413,043)	4,675,930	27
Utilities	2,081,366	—	39,716	(118,007)	2,003,075	12
Total corporates	14,976,815	(7,098)	227,924	(1,336,380)	13,861,261	81
Collateralized debt obligations	36,923	—	5,943	—	42,866	—
Other asset-backed securities	82,534	(3,297)	39	(2,186)	77,090	1
Total fixed maturities	$18,835,809	$(10,395)	$254,587	$(1,924,989)	$17,155,012	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$398,450	$—	$7	$(32,306)	$366,151	2
States, municipalities, and political subdivisions	3,296,305	—	47,346	(403,329)	2,940,322	16
Foreign governments	44,453	—	1	(10,348)	34,106	—
Corporates, by sector:
Industrials	8,016,126	(7,115)	213,078	(566,847)	7,655,242	43
Financial	5,028,151	—	112,368	(388,340)	4,752,179	27
Utilities	2,017,967	—	73,925	(94,130)	1,997,762	11
Total corporates	15,062,244	(7,115)	399,371	(1,049,317)	14,405,183	81
Collateralized debt obligations	37,110	—	5,036	—	42,146	—
Other asset-backed securities	86,352	—	3	(4,057)	82,298	1
Total fixed maturities	$18,924,914	$(7,115)	$451,764	$(1,499,357)	$17,870,206	100
(1)Amount reported in the balance sheet.
(2)At fair value.

At December 31, 2024 and 2023, the Company had unfunded commitments of $167 million and $0, respectively, in fixed maturity investments.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The Company has exposure to real estate investment trusts with an average rating of BBB+, which had a fair value of $405 million (2% of the total fixed maturity portfolio) and $425 million (2% of the total fixed maturity portfolio) at December 31, 2024 and December 31, 2023, respectively.

A schedule of fixed maturities available for sale by contractual maturity date at December 31, 2024, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At December 31, 2024
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$126,902	$126,643
Due after one year through five years	728,959	741,488
Due after five years through ten years	1,869,090	1,873,345
Due after ten years through twenty years	8,729,774	8,118,486
Due after twenty years	7,254,503	6,175,067
Mortgage-backed and asset-backed securities	116,186	119,983
	$18,825,414	$17,155,012

Analysis of investment operations: "Net investment income" for the three years ended December 31, 2024 is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Fixed maturities available for sale	$981,439	$944,628	$910,284
Policy loans	52,625	49,011	46,586
Mortgage loans	27,809	19,541	9,719
Other long-term investments(1)	81,834	54,655	40,837
Short-term investments	11,151	6,322	2,156
	1,154,858	1,074,157	1,009,582
Less investment expense	(19,227)	(17,273)	(17,782)
Net investment income	$1,135,631	$1,056,884	$991,800
(1)For the years ended 2024, 2023, and 2022, the investment funds, accounted for under the fair value option method, recorded $74.8 million, $52.3 million, and $40.3 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Year Ended December 31,
	2024	2023	2022
Fixed maturities available for sale:
Proceeds from sales(1)	$1,207,237	$602,556	$390,392
Gross realized gains	21,196	5,554	1,296
Gross realized losses	(32,956)	(80,823)	(57,996)
(1)Includes unsettled trades of $866 thousand, $0, and $0 as of December 31, 2024, 2023, and 2022, respectively.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of "realized gains (losses)" is as follows:

	Year Ended December 31,
	2024	2023	2022
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(11,563)	$(77,301)	$(32,552)
Provision for credit losses	(3,280)	(7,115)	387
Fair value option—change in fair value	(16,717)	15,102	(29,353)
Mortgage loans	(3,972)	(5,603)	(963)
Other investments	2,936	1,792	4,681
Realized gains (losses) from investments	(32,596)	(73,125)	(57,800)
Other gains (losses)	8,408	7,449	(18,748)
Total realized gains (losses)	(24,188)	(65,676)	(76,548)
Applicable tax	5,080	13,792	16,075
Realized gains (losses), net of tax	$(19,108)	$(51,884)	$(60,473)
(1)For the years ended 2024, 2023, and 2022, the Company recorded $105.6 million, $50.9 million, and $147.6 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $0, $(1.9) million, and $1.9 million, respectively, in realized gains (losses). During the year ended December 31, 2023, the Company sold $66 million in securities relating to holdings in Signature Bank New York and First Republic Bank, which entered receivership during the first half of 2023.
An analysis of the net change in unrealized investment gains (losses) is as follows:

	Year Ended December 31,
	2024	2023	2022
Change in unrealized investment gains (losses) on:
Fixed maturities available for sale	$(622,809)	$750,734	$(5,298,692)

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2024 and 2023:

	Fair Value Measurement at December 31, 2024:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$358,960	$—	$358,960
States, municipalities, and political subdivisions	—	2,786,804	—	2,786,804
Foreign governments	—	28,031	—	28,031
Corporates, by sector:
Industrials	—	6,998,900	183,356	7,182,256
Financial	—	4,551,737	124,193	4,675,930
Utilities	—	1,890,559	112,516	2,003,075
Total corporates	—	13,441,196	420,065	13,861,261
Collateralized debt obligations	—	—	42,866	42,866
Other asset-backed securities	—	65,907	11,183	77,090
Total fixed maturities	$—	$16,680,898	$474,114	$17,155,012
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2023:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$366,151	$—	$366,151
States, municipalities, and political subdivisions	—	2,940,322	—	2,940,322
Foreign governments	—	34,106	—	34,106
Corporates, by sector:
Industrials	—	7,440,493	214,749	7,655,242
Financial	—	4,621,160	131,019	4,752,179
Utilities	—	1,888,797	108,965	1,997,762
Total corporates	—	13,950,450	454,733	14,405,183
Collateralized debt obligations	—	—	42,146	42,146
Other asset-backed securities	—	82,298	—	82,298
Total fixed maturities	$—	$17,373,327	$496,879	$17,870,206
Percentage of total	—%	97%	3%	100%

The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2022	$—	$63,505	$641,688	$705,193
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(13,771)	(91,385)	(105,156)
Acquisitions(1)	—	—	—	—
Sales	—	—	—	—
Amortization	—	4,519	7	4,526
Other(2)	—	(3,889)	(72,227)	(76,116)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2022	—	50,364	478,083	528,447
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(8,230)	4,541	(3,689)
Acquisitions(1)	—	—	—	—
Sales	—	—	—	—
Amortization	—	4,569	155	4,724
Other(2)	—	(4,557)	(28,046)	(32,603)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2023	—	42,146	454,733	496,879
Included in realized gains / losses	—	—	740	740
Included in other comprehensive income	37	907	(4,607)	(3,663)
Acquisitions(1)	8,948	—	14,800	23,748
Sales	—	—	—	—
Amortization	—	4,548	217	4,765
Other(2)	—	(4,735)	(45,818)	(50,553)
Transfers into Level 3(3)	2,198	—	—	2,198
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2024	$11,183	$42,866	$420,065	$474,114

(1)Acquisitions of Level 3 investments in each of the years 2022 through 2024 are comprised of private placement fixed maturities and equities.
(2)Includes capitalized interest, foreign exchange adjustments, and principal repayments.
(3)Considered to be transferred at the end of the period. Transfers into Level 3 occur when observable inputs are no longer available. Transfers out of Level 3 occur when observable inputs become available.

Changes in unrealized gains and losses for Level 3 securities during the period included in accumulated other comprehensive income for assets held at the end of the reporting period:
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
2022	$—	$(13,771)	$(91,385)	$(105,156)
2023	—	(8,230)	4,541	(3,689)
2024	37	907	(4,607)	(3,663)

GL 2024 FORM 10-K

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

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2024
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Private placement fixed maturities	$420,065	Determination of credit spread	Credit rating	B to AA	BBB+
Collateralized debt obligations	42,866	Discounted Cash Flows	Discount rate	11.75%	11.75%
Asset-backed securities	11,183	Determination of credit spread	Credit rating	CC - BBB	BB
	$474,114
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

Private placement fixed maturities and asset-backed securities are valued based on the contractual cash flows discounted by a yield determined as a treasury benchmark rate adjusted for a credit spread. The credit spread is developed from observable indices for similar securities and unobservable indices for private securities or private comparable securities for corresponding credit ratings. The credit ratings for the securities may be considered unobservable inputs, as they are private letter ratings issued by a nationally recognized statistical rating organization or are assigned by the third-party investment manager based on a quantitative and qualitative assessment of the credit underwritten. A higher (lower) credit rating would result in a higher (lower) valuation.

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

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of December 31, 2024	705	1,498	2,203
As of December 31, 2023	151	1,614	1,765

Globe Life's entire fixed maturity portfolio consisted of 2,552 issues by 1,014 different issuers at December 31, 2024 and 2,473 issues by 980 different issuers at December 31, 2023. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of December 31, 2024 and December 31, 2023.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at December 31, 2024 and December 31, 2023.

Analysis of Gross Unrealized Investment Losses

	At December 31, 2024
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$11,268	$(290)	$347,527	$(42,504)	$358,795	$(42,794)
States, municipalities, and political subdivisions	778,244	(32,894)	1,532,264	(501,865)	2,310,508	(534,759)
Foreign governments	—	—	24,925	(8,870)	24,925	(8,870)
Corporates, by sector:
Industrials	1,487,940	(73,404)	3,433,034	(690,920)	4,920,974	(764,324)
Financial	961,932	(52,946)	1,785,130	(333,873)	2,747,062	(386,819)
Utilities	546,965	(20,214)	540,077	(90,996)	1,087,042	(111,210)
Total corporates	2,996,837	(146,564)	5,758,241	(1,115,789)	8,755,078	(1,262,353)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	23,231	(95)	42,639	(2,091)	65,870	(2,186)
Total investment grade securities	3,809,580	(179,843)	7,705,596	(1,671,119)	11,515,176	(1,850,962)

Below investment grade securities:
Corporates, by sector:
Industrials	54,199	(2,656)	142,638	(38,350)	196,837	(41,006)
Financial	2,990	(53)	126,811	(26,171)	129,801	(26,224)
Utilities	19,263	(1,113)	24,003	(5,684)	43,266	(6,797)
Total corporates	76,452	(3,822)	293,452	(70,205)	369,904	(74,027)
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	—	2,198	—	2,198	—
Total below investment grade securities	76,452	(3,822)	295,650	(70,205)	372,102	(74,027)
Total fixed maturities	$3,886,032	$(183,665)	$8,001,246	$(1,741,324)	$11,887,278	$(1,924,989)

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

GL 2024 FORM 10-K

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

Gross unrealized losses increased from $1.50 billion at December 31, 2023 to $1.92 billion at December 31, 2024, an increase of $426 million. The increase in the gross unrealized losses from the prior year was primarily attributable to the increase in market interest rates.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows. Refer to Note 1—Significant Accounting Policies for factors considered in the recording of the allowance for credit losses.

	Year Ended December 31,
	2024	2023
Allowance for credit losses beginning balance	$7,115	$—
Additions to allowance for which credit losses were not previously recorded	3,297	72,508
Additions (reductions) to allowance for fixed maturities that previously had an allowance	(17)	(65,393)
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—
Allowance for credit losses ending balance	$10,395	$7,115

As of December 31, 2024, the Company had one fixed maturity security in non-accrual status with an amortized cost of $5.5 million and an allowance of $3.3 million. As of December 31, 2023, there were no fixed maturities in non-accrual status. During the year ended December 31, 2023, the Company sold $66 million in securities for which there was a provision for credit losses relating to holdings in Signature Bank New York and First Republic Bank, which entered receivership during the first half of 2023.

Concentrations of Credit Risk: Globe Life maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2024, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporates	68%
States, municipalities, and political subdivisions	14
U.S. Government direct, guaranteed, and government-sponsored enterprises	2
Other	1

Below investment grade fixed maturities:
Corporates	2
87

Other
Policy loans, which are secured by the underlying insurance policy values	4
Other investments	9
100%

As of December 31, 2024, state and municipal governments represented 14% of invested assets at fair value. Such investments are made throughout the U.S. At December 31, 2024, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (21%), California (10%), New York (7%), Florida (5%), and Pennsylvania (4%). Otherwise, there was no concentration within any given state greater than 4%.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Corporate fixed maturities represent 71% of Globe Life's invested assets. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the portfolio of corporate fixed maturities at December 31, 2024, based on fair value:

Insurance	18%
Electric utilities	11
Banks	7
Oil and natural gas pipelines	6
Chemicals	5
Transportation	4
Telecommunications	3
Food	3
Diversified financial services	3
Real estate investment trusts	3

At December 31, 2024, 2% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $648 million, amortized cost was $529 million, and fair value was $462 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Securities, cash, and short-term investments held on deposit with various state and federal regulatory authorities had an amortized cost and fair value, respectively, of $1.0 billion and $955 million at December 31, 2024 and $1.0 billion and $983 million at December 31, 2023.

Mortgage Loans (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at December 31, 2024 and 2023 are as follows:

	2024		2023
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Multi-family	$111,234	28	$116,299	42
Industrial	110,456	28	57,267	20
Retail	65,612	16	23,925	9
Hospitality	73,931	19	43,897	16
Mixed use	35,960	9	34,749	12
Office	6,539	2	6,734	2
Total recorded investment	403,732	102	282,871	101
Less allowance for credit losses	(7,644)	(2)	(3,672)	(1)
Carrying value, net of allowance for credit losses	$396,088	100	$279,199	100

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	2024		2023
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Texas	$75,131	19	$45,111	16
Florida	63,308	16	48,233	17
New Jersey	51,744	13	44,574	16
California	48,371	12	54,721	20
Alabama	35,850	9	11,003	4
New York	34,975	9	20,284	7
Other	94,353	24	58,945	21
Total recorded investment	403,732	102	282,871	101
Less allowance for credit losses	(7,644)	(2)	(3,672)	(1)
Carrying value, net of allowance for credit losses	$396,088	100	$279,199	100

The following tables are reflective of the key factors, debt service coverage ratios, and loan-to-value ("LTV") ratios that are utilized by management to monitor the performance of the portfolios. The Company only makes new investments in commercial mortgage loans that have a LTV ratio less than 80%. LTV ratios that exceed 80% are generally as a result of decreases in the valuation of the underlying property. Generally, a higher LTV ratio and a lower debt service coverage ratio can potentially equate to higher risk of loss.

	December 31, 2024
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$88,507	$64,494	$196,867	$349,868	87
70% to 80%	—	—	—	—	—
81% to 90%	—	—	—	—	—
Greater than 90%	16,136	37,728	—	53,864	13
Total	$104,643	$102,222	$196,867	403,732	100
Less allowance for credit losses				(7,644)
Total, net of allowance for credit losses				$396,088
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by stabilized appraised value at origination, including planned renovations and stabilized occupancy. Updated internal valuations are used when a loan is materially underperforming.

GL 2024 FORM 10-K

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

As of December 31, 2024, the Company had 35 loans in the portfolio. During the quarter, the Company evaluated its commercial mortgage loan portfolio on both an individual and pooling basis to determine the allowance for credit losses and determined six loans were collateral dependent or likely to foreclose. The allowance for credit losses on the six loans was determined using the practical expedient which was based on an estimate of fair value of the underlying collateral plus costs to sell the asset. The total principal balance of the six loans was $53.9 million and the allowance for these loans using the practical expedient was $3.9 million as of December 31, 2024. For the year ended December 31, 2024, the allowance for credit losses increased by $4.0 million to $7.6 million.

	Year Ended December 31,
	2024	2023
Allowance for credit losses beginning balance	$3,672	$1,789
Provision (reversal) for credit losses	3,972	1,883
Allowance for credit losses ending balance	$7,644	$3,672
As of December 31, 2024, there were five commercial mortgage loans in non-accrual status with an outstanding principal balance of $53 million. There was also one delinquent commercial mortgage loan with outstanding interest of $31 thousand. At December 31, 2023 the Company had no commercial mortgage loans in non-accrual status. The Company's unfunded commitment balance to commercial loan borrowers was $22 million as of December 31, 2024.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	December 31,
	2024	2023
Investment funds	$986,766	$795,583
Company-owned life insurance	202,734	—
Other	46,259	40,295
Total	$1,235,759	$835,878

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents additional information about the Company's investment funds as of December 31, 2024 and December 31, 2023 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	2024	2023	2024	Redemption Term/Notice(1)
Commercial mortgage loans	$566,142	$411,315	$189,725	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	202,008	181,410	191,192	Fully redeemable and non-redeemable with varying terms.
Infrastructure	179,627	165,887	—	Fully redeemable and non-redeemable with varying terms.
Other	38,989	36,971	52,479	Non-redeemable with varying terms
Total investment funds	$986,766	$795,583	$433,396
(1) Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.
(2) Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of December 31, 2024, unfunded commitments totaled $645 million, including funds past the investment period.

The Company had $239 million of capital called during the period from existing investment funds, as compared to $154 million in 2023. The Company's unfunded commitments were $433 million as of December 31, 2024.

Note 5—Commitments and Contingencies

Reinsurance: Insurance affiliates of Globe Life reinsure a portion of insurance risk that is in excess of their retention limits. Current retention limits for new business written on ordinary life insurance range up to $500 thousand per life. Life insurance ceded represented 0.3% of total life insurance in force at December 31, 2024 and 2023. Insurance ceded on life and accident and health products represented 0.2% of premium income for 2024 and 2023. In the fourth quarter of 2024, the Company entered into a coinsurance agreement to cede a majority of its annuity business to a third-party insurer. Annuities ceded represented 68% of our direct annuity balance. The insurance affiliates of Globe Life would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other external companies. Life reinsurance assumed represented 0.8% and 0.9% of life insurance in force at December 31, 2024 and 2023, respectively, and reinsurance assumed on life and accident and health products represented 0.9% and 1.3% of premium income for 2024 and 2023, respectively.

Leases: Globe Life primarily leases office space and other equipment under a variety of operating lease arrangements.

Rental expense for the three years ended December 31, 2024 is as follows:

	Year Ended December 31,
	2024	2023	2022
Rental expense	$3,208	$3,519	$4,239

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2024 were as follows:

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter
Operating lease commitments	$2,117	$1,883	$1,417	$867	$487	$4,195

Purchase Commitments: Globe Life has various long-term noncancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests. See further discussion related to tax credits in Note 1—Significant Accounting Policies.

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter
Purchase commitments(1)	$47,538	$29,742	$34,443	$15,266	$11,440	$203,445
(1) Includes low-income housing tax credits with non-funded commitments of $76 million at December 31, 2024.

Investments: Globe Life is committed to invest under certain contracts related to investments in fixed maturities, limited partnerships and commercial mortgage loans. See Note 4—Investments for unfunded commitment table.

Guarantees: At December 31, 2024, Globe Life had no guarantee agreements which were either Parent Company guarantees of subsidiary obligations to a third party or Parent Company guarantees of obligations between wholly-owned subsidiaries. As of December 31, 2024, Globe Life had no liability with respect to these guarantees.

Letters of credit—Globe Life has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 12—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on March 29, 2024 and now expires in 2029. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount of letters of credit outstanding at December 31, 2024 was $115 million.

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

Litigation: Globe Life Inc. and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including: putative class action litigation; alleged breaches of contract; torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of the Parent Company's insurance subsidiaries; alleged employment discrimination; alleged worker misclassification; and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to the Parent Company and its subsidiaries, management does not believe that it is reasonably possible that such litigation will have a material adverse effect on Globe Life Inc.'s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
On July 22, 2022, putative class and collective action litigation was filed against Arias Agencies and American Income (collectively, “Defendants”) in United States District Court for the Western District of Pennsylvania (David Burkes v. Arias Agencies and American Income Life Insurance Company, Case No. 2:22-cv-1054). The complaint alleges that insurance agent trainees should have been classified as employees, and after contracting should have been classified as employees instead of independent contractors. Plaintiff David Burkes is a former Pennsylvania independent sales agent and asserts claims under Pennsylvania law on behalf of a putative class of all individuals who trained to become and/or worked as sales agents for American Income in the three years prior to July 22, 2022 through case conclusion. Burkes makes claims (a) under the Pennsylvania Minimum Wage Act and the Pennsylvania Wage Payment and Collection Law for the alleged failure to pay minimum wage, alleged failure to pay for time spent in training, alleged failure to pay for missed meals and rest breaks, allegedly requiring putative class members to pay for work-related expenses, and allegedly subjecting putative class members to “chargebacks”; (b) for unjust enrichment for allegedly benefiting from the uncompensated labor of putative class members; and (c) for the rescission of putative class members’ agent contracts. Burkes also asserts a collective action on behalf of the same group of individuals for minimum wage, overtime, liquidated damages, and attorney’s fees and costs under the Fair Labor Standards Act for the three years prior to July 22, 2022 through case conclusion, as well as a claim that American Income allegedly did not keep accurate records of hours worked by sales agents. On January 26, 2023, the Court entered an order compelling Burkes to arbitrate his claims on an individual basis and staying the case pending completion of arbitration. Burkes’ individual claims, as well as the individual claims of other former agents who are members of the putative class, are currently pending in arbitration. While no assurances can be made, at present management does not believe that it is reasonably possible or probable that this matter will result in a material loss.
On April 4, 2023, putative class action litigation was filed against National Income Life Insurance Company (“National Income”) in New York Supreme Court by plaintiffs Melissa K. Goppert, Sarah Valente, James O’Neill, Jennifer Abe, and Emily Herendeen (“Plaintiffs”) (Goppert, et al. v. National Income Life Insurance Company, Index No. 153096/2023). Plaintiffs are former National Income independent sales agents who allege they should have been classified as employees and assert claims under New York state law on behalf of a putative class of former independent sales agents and individuals who trained to become independent sale agents since March 2017. Plaintiffs make claims under New York’s Minimum Wage Law (NYLL § 633 and 12 NYCRR § 142-2.1); Overtime Compensation Law (NYLL § 633 and 12 NYCRR § 142-2.2); and “Spread of Hours” Law (12 NYCRR § 142-2.4) for the alleged failure to pay minimum wages and overtime pay, including for time spent in training, and attorney’s fees and costs. National Income filed a motion to compel arbitration of each Plaintiff’s claims on an individual basis, which the Court granted in full on January 11, 2024, and on February 7, 2024, Plaintiffs filed a notice of appeal of the Court’s order. On November 21, 2024, the Court’s order compelling arbitration was affirmed.
On September 1, 2023, plaintiff Miné Caglar Cost (“Plaintiff”) filed a complaint against American Income in the Superior Court of the State of California for the County of Los Angeles, asserting a single claim for violation of the Private Attorneys General Act (“PAGA”) (Cost v. American Income Life Insurance Company, et al., Case No. 23SMCV04113). Plaintiff is a former California independent insurance sales agent who alleges one cause of action for civil penalties under PAGA arising out of alleged violations of the wage-and-hour provisions of the California Labor Code stemming from American Income’s alleged misclassification of Plaintiff and other California-based sales agents as independent contractors. American Income filed a motion to compel arbitration on an individual basis and stay the representative component of Plaintiff’s claims, to which Plaintiff stipulated. On December 12, 2023, the Court approved the parties’ stipulation to compel the matter to individual arbitration and stayed the case pending the completion of the individual arbitration, to commence on October 27, 2025.
On November 30, 2023, Globe Life Inc. and its subsidiary, American Income, received subpoenas from the U.S. Attorney’s Office for the Western District of Pennsylvania, seeking documents relating to sales practices by certain independent sales agents contracted to sell American Income policies. Globe Life Inc. and American Income continue to fully cooperate in responding to the Department of Justice’s requests. The Department of Justice has not asserted any claims or made allegations against Globe Life Inc. and American Income, and Globe Life Inc. currently is not aware that any legal proceedings are contemplated by governmental authorities. While no assurances can be made, at present management does not believe that it is reasonably possible or probable that this matter will result in a material loss.

GL 2024 FORM 10-K

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
On April 30, 2024, a putative securities class action was filed against Globe Life Inc. and six of its current/former executives and directors in the United States District Court for the Eastern District of Texas (City of Miami Gen. Emp. & Sanitation Emp. Ret. Trust, et al. v. Globe Life Inc., et al., Case No. 4:24-cv-00376). On July 24, 2024, the Court appointed Lead Plaintiffs and Lead Counsel for the putative class of shareholders. The Lead Plaintiffs filed a Consolidated Complaint on October 4, 2024 that asserts claims under §§ 10(b), 20(a), and 20(A) of the Securities Exchange Act of 1934 and SEC Rules 10b-5(a), 10b-5(b), and 10b-5(c) promulgated thereunder, on behalf of a putative class of purchasers of Globe Life Inc.'s securities from May 8, 2019 through April 10, 2024. The Consolidated Complaint adds four additional executives as defendants and alleges that certain of Globe Life Inc.'s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. Defendants filed a motion to dismiss the litigation on December 3, 2024. Globe Life Inc. plans to vigorously defend against the lawsuit. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the named defendants, Globe Life Inc. has agreed to indemnify those defendants for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. The outcome of litigation of this type is inherently uncertain, and there is always the possibility that a Court rules in a manner that is adverse to the interests of Globe Life Inc. and the individual defendants. However, the amount of any such loss in that outcome cannot be reasonably estimated at this time. Further, management cannot reasonably estimate whether an outcome on the putative class action will be resolved in the near term.
Also pending in the Eastern District of Texas is a consolidated shareholder derivative suit that is closely related to the putative securities class action disclosed above (the “City of Miami Matter”). On November 7, 2024, Globe Life Inc. shareholder Jui Cheng Hsiao filed a shareholder derivative complaint against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of Globe Life Inc.’s Board of Directors. On November 14, 2024, Globe Life Inc. shareholder Gautam Jadhav filed a shareholder derivative complaint against the same set of defendants. Each shareholder derivative complaint asserts one claim for breach of fiduciary duty against the individual defendants and alleges that the individual defendants breached their fiduciary duties to Globe Life Inc. by causing or permitting Globe Life Inc. to make misleading statements about Globe Life Inc.’s performance and financial results. The allegations are substantially similar to the allegations made in the City of Miami Matter and derive from the Fuzzy Panda short seller report. On November 25, 2024, the two shareholder plaintiffs moved to consolidate the two actions into one action and the Court granted the motion on January 3, 2025 (In re Globe Life Inc. Stockholder Derivative Litigation, Lead Case No. 4:24-cv-00993-ALM (E.D. Tex.)). The case is before the same Court as the City of Miami Matter. On January 16, 2025, the parties filed a joint motion to stay such proceedings pending the Court’s resolution of the motion to dismiss filed by Globe Life Inc. in the City of Miami Matter. The Court granted such joint motion to stay the proceedings on January 25, 2025.
On September 26, 2024, Globe Life Inc. and its subsidiary, American Income, were notified by the EEOC that the EEOC conducted an investigation of charges filed against Globe Life Inc. and/or American Income by five former sales agents and one then-current sales agent. The EEOC asserts that there is reasonable cause to believe the six complainants were employees, not independent contractors, of Globe Life Inc. and/or American Income and were discriminated against on the basis of sex, and that one complainant was also discriminated against on the basis of race. In addition, the EEOC asserts that there is reasonable cause to believe that a class of female workers were employees, not independent contractors, and were subject to unlawful conduct which also constitutes a pattern-or-practice of discrimination. The EEOC’s investigative findings are not binding on Globe Life Inc. The EEOC’s procedures provide for a conciliation process that has concluded without achieving a resolution. The EEOC may elect to file a lawsuit in federal court on behalf of the workers based on the alleged statutory violations. The EEOC has not filed any legal proceedings at this time. In the event the EEOC elects to pursue any claims in court, Globe Life Inc. intends to defend against any such lawsuit vigorously. The outcome of litigation of this type would be inherently uncertain and cannot be reasonably estimated or determined at this time. There is always the possibility that a Court rules in a manner that is adverse to the interests of Globe Life Inc.

GL 2024 FORM 10-K

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three years ended December 31, 2024:

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

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$4,681,888	$6,052,651	$1,129,716	$478,052	$12,342,307
Beginning balance at original discount rates	4,523,329	5,664,259	1,077,831	443,949	11,709,368
Effect of changes in assumptions on future cash flows	(82,348)	(28,366)	(29,292)	(982)	(140,988)
Effect of actual variances from expected experience	(229,772)	(311,659)	(42,620)	(14,436)	(598,487)
Adjusted balance at January 1, 2024	4,211,209	5,324,234	1,005,919	428,531	10,969,893
Issuances(1)	798,952	491,440	120,683	23,911	1,434,986
Interest accrual(2)	220,959	292,843	55,198	22,875	591,875
Net premiums collected(3)	(551,066)	(603,605)	(134,778)	(45,041)	(1,334,490)
Effect of changes in the foreign exchange rate	(23,344)	—	—	—	(23,344)
Ending balance at original discount rates	4,656,710	5,504,912	1,047,022	430,276	11,638,920
Effect of change from original to current discount rates	(10,793)	117,994	1,425	9,771	118,397
Balance at December 31, 2024	$4,645,917	$5,622,906	$1,048,447	$440,047	$11,757,317
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

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$11,773,519	$11,859,408	$4,542,697	$5,488,684	$33,664,308
Beginning balance at original discount rates	7,744,201	8,157,259	3,206,164	3,267,306	22,374,930
Effect of changes in assumptions on future cash flows	48,534	104,910	33,457	39,725	226,626
Effect of actual variances from expected experience	(127,626)	(259,285)	(18,535)	(12,787)	(418,233)
Adjusted balance at January 1, 2022	7,665,109	8,002,884	3,221,086	3,294,244	22,183,323
Issuances(1)	760,856	663,786	105,006	31,815	1,561,463
Interest accrual(2)	410,201	433,611	169,578	195,792	1,209,182
Benefit payments(3)	(382,142)	(622,389)	(222,690)	(118,147)	(1,345,368)
Effect of changes in the foreign exchange rate	(44,263)	—	—	—	(44,263)
Ending balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of change from original to current discount rates	709,343	747,559	156,276	572,446	2,185,624
Balance at December 31, 2022	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961

Balance at January 1, 2023	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961
Beginning balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of changes in assumptions on future cash flows	13,344	34,407	6,156	11,661	65,568
Effect of actual variances from expected experience	(164,900)	(318,687)	(46,341)	(24,195)	(554,123)
Adjusted balance at January 1, 2023	8,258,205	8,193,612	3,232,795	3,391,170	23,075,782
Issuances(1)	733,700	579,365	127,062	27,959	1,468,086
Interest accrual(2)	452,640	458,587	174,995	204,083	1,290,305
Benefit payments(3)	(396,031)	(574,812)	(196,600)	(116,353)	(1,283,796)
Effect of changes in the foreign exchange rate	13,319	—	—	—	13,319
Ending balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of change from original to current discount rates	1,101,794	1,057,764	267,140	732,764	3,159,462
Balance at December 31, 2023	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158

Balance at January 1, 2024	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158
Beginning balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of changes in assumptions on future cash flows	(104,498)	(50,106)	(41,836)	(2,027)	(198,467)
Effect of actual variances from expected experience	(251,310)	(335,087)	(50,759)	(20,954)	(658,110)
Adjusted balance at January 1, 2024	8,706,025	8,271,559	3,245,657	3,483,878	23,707,119
Issuances(1)	794,225	491,437	120,702	23,912	1,430,276
Interest accrual(2)	492,966	474,451	178,617	210,344	1,356,378
Benefit payments(3)	(426,723)	(576,499)	(204,757)	(136,066)	(1,344,045)
Effect of changes in the foreign exchange rate	(57,904)	—	—	—	(57,904)
Ending balance at original discount rates	9,508,589	8,660,948	3,340,219	3,582,068	25,091,824
Effect of change from original to current discount rates	362,103	464,164	37,298	378,895	1,242,460
Balance at December 31, 2024	$9,870,692	$9,125,112	$3,377,517	$3,960,963	$26,334,284
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

GL 2024 FORM 10-K

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

	Life
	Net liability for future policy benefits as of December 31, 2024
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,851,879	$3,156,036	$2,293,197	$3,151,792	$13,452,904
Effect of changes in discount rate assumptions	372,896	346,170	35,873	369,124	1,124,063
Other adjustments(1)	122	18	—	33	173
Net liability for future policy benefits, after other adjustments, at current discount rates	5,224,897	3,502,224	2,329,070	3,520,949	14,577,140
Reinsurance recoverable	(167)	—	(7,953)	(35,368)	(43,488)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,224,730	$3,502,224	$2,321,117	$3,485,581	$14,533,652
(1)Other adjustments include the Company's effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three years ended December 31, 2024:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$3,611,659	$1,944,714	$517,368	$222,553	$121,724	$6,418,018
Beginning balance at original discount rates	2,949,851	1,688,590	414,409	178,801	96,776	5,328,427
Effect of changes in assumptions on future cash flows	(195,560)	(20,931)	19,846	(17,911)	(9,035)	(223,591)
Effect of actual variances from expected experience	(37,437)	(67,419)	(39,029)	7,911	(2,301)	(138,275)
Adjusted balance at January 1, 2022	2,716,854	1,600,240	395,226	168,801	85,440	4,966,561
Issuances(1)	360,942	241,052	51,827	39,003	8,224	701,048
Interest accrual(2)	122,064	60,303	19,141	7,399	4,554	213,461
Net premiums collected(3)	(258,598)	(172,376)	(50,752)	(21,085)	(10,467)	(513,278)
Effect of changes in the foreign exchange rate	—	—	—	(1,487)	—	(1,487)
Ending balance at original discount rates	2,941,262	1,729,219	415,442	192,631	87,751	5,366,305
Effect of change from original to current discount rates	(32,761)	(134,227)	8,048	(2,335)	2,392	(158,883)
Balance at December 31, 2022	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422

Balance at January 1, 2023	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422
Beginning balance at original discount rates	2,941,262	1,729,219	415,442	192,631	87,751	5,366,305
Effect of changes in assumptions on future cash flows	466,883	(30,255)	(56,964)	(6,061)	16,553	390,156
Effect of actual variances from expected experience	(27,178)	(69,878)	(36,850)	(11,152)	(2,850)	(147,908)
Adjusted balance at January 1, 2023	3,380,967	1,629,086	321,628	175,418	101,454	5,608,553
Issuances(1)	377,097	266,375	59,768	39,825	14,467	757,532
Interest accrual(2)	139,824	67,743	18,255	8,528	4,616	238,966
Net premiums collected(3)	(272,085)	(180,031)	(51,081)	(22,325)	(10,657)	(536,179)
Effect of changes in the foreign exchange rate	—	—	—	423	—	423
Ending balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of change from original to current discount rates	71,968	(71,432)	9,902	4,512	5,483	20,433
Balance at December 31, 2023	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728

Balance at January 1, 2024	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728
Beginning balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of changes in assumptions on future cash flows	9,892	(8,117)	(3,463)	12,207	4,449	14,968
Effect of actual variances from expected experience	(43,846)	(56,720)	(29,652)	(16,088)	(2,937)	(149,243)
Adjusted balance at January 1, 2024	3,591,849	1,718,336	315,455	197,988	111,392	5,935,020
Issuances(1)	480,412	265,166	58,538	44,350	26,149	874,615
Interest accrual(2)	174,269	75,188	16,566	9,787	5,838	281,648
Net premiums collected(3)	(297,675)	(190,817)	(52,284)	(24,852)	(11,460)	(577,088)
Effect of changes in the foreign exchange rate	—	—	—	(2,132)	—	(2,132)
Ending balance at original discount rates	3,948,855	1,867,873	338,275	225,141	131,919	6,512,063
Effect of change from original to current discount rates	(63,325)	(132,998)	(1,156)	(1,894)	1,458	(197,915)
Balance at December 31, 2024	$3,885,530	$1,734,875	$337,119	$223,247	$133,377	$6,314,148
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

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$3,810,559	$3,840,322	$1,201,317	$380,915	$119,888	$9,353,001
Beginning balance at original discount rates	3,090,901	3,193,342	921,608	285,604	95,628	7,587,083
Effect of changes in assumptions on future cash flows	(194,936)	(27,211)	18,065	(21,559)	(8,270)	(233,911)
Effect of actual variances from expected experience	(40,316)	(70,690)	(40,597)	10,402	(2,621)	(143,822)
Adjusted balance at January 1, 2022	2,855,649	3,095,441	899,076	274,447	84,737	7,209,350
Issuances(1)	360,642	241,052	52,257	39,006	8,202	701,159
Interest accrual(2)	129,842	120,700	47,719	13,806	4,553	316,620
Benefit payments(3)	(265,500)	(120,849)	(94,187)	(20,413)	(12,280)	(513,229)
Effect of changes in the foreign exchange rate	—	—	—	(3,133)	—	(3,133)
Ending balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of change from original to current discount rates	(33,804)	(330,680)	36,709	9,037	2,320	(316,418)
Balance at December 31, 2022	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349

Balance at January 1, 2023	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349
Beginning balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of changes in assumptions on future cash flows	464,652	(32,428)	(60,437)	(6,407)	15,930	381,310
Effect of actual variances from expected experience	(26,718)	(74,797)	(36,910)	(12,661)	(3,325)	(154,411)
Adjusted balance at January 1, 2023	3,518,567	3,229,119	807,518	284,645	97,817	7,937,666
Issuances(1)	376,573	266,375	59,158	39,825	14,446	756,377
Interest accrual(2)	147,082	134,107	45,614	15,070	4,616	346,489
Benefit payments(3)	(300,692)	(122,912)	(95,471)	(24,987)	(12,378)	(556,440)
Effect of changes in the foreign exchange rate	—	—	—	878	—	878
Ending balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of change from original to current discount rates	72,798	(190,809)	48,989	20,073	4,981	(43,968)
Balance at December 31, 2023	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002

Balance at January 1, 2024	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002
Beginning balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of changes in assumptions on future cash flows	10,680	(5,054)	(2,775)	20,293	7,733	30,877
Effect of actual variances from expected experience	(35,532)	(63,595)	(30,258)	(18,601)	(2,420)	(150,406)
Adjusted balance at January 1, 2024	3,716,678	3,438,040	783,786	317,123	109,814	8,365,441
Issuances(1)	479,653	265,166	57,862	44,353	26,116	873,150
Interest accrual(2)	180,235	147,615	42,809	16,577	5,837	393,073
Benefit payments(3)	(349,706)	(138,777)	(93,317)	(25,214)	(13,792)	(620,806)
Effect of changes in the foreign exchange rate	—	—	—	(4,128)	—	(4,128)
Ending balance at original discount rates	4,026,860	3,712,044	791,140	348,711	127,975	9,006,730
Effect of change from original to current discount rates	(66,428)	(375,498)	13,555	6,592	1,302	(420,477)
Balance at December 31, 2024	$3,960,432	$3,336,546	$804,695	$355,303	$129,277	$8,586,253
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

GL 2024 FORM 10-K

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

	Health
	Net liability for future policy benefits as of December 31, 2023
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$115,727	$1,723,516	$468,249	$113,562	$(5,379)	$2,415,675
Effect of changes in discount rate assumptions	830	(119,377)	39,087	15,561	(502)	(64,401)
Other adjustments(1)	10,980	84	9,567	857	6,653	28,141
Net liability for future policy benefits, after other adjustments, at current discount rates	127,537	1,604,223	516,903	129,980	772	2,379,415
Reinsurance recoverable	(3,287)	(10,718)	(1,317)	—	—	(15,322)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$124,250	$1,593,505	$515,586	$129,980	$772	$2,364,093
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

	Health
	Net liability for future policy benefits as of December 31, 2024
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	78,005	1,844,171	452,865	123,570	(3,944)	2,494,667
Effect of changes in discount rate assumptions	(3,103)	(242,500)	14,711	8,486	(156)	(222,562)
Other adjustments(1)	24,920	22	10,310	814	4,865	40,931
Net liability for future policy benefits, after other adjustments, at current discount rates	99,822	1,601,693	477,886	132,870	765	2,313,036
Reinsurance recoverable	(2,768)	—	(986)	—	—	(3,754)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$97,054	$1,601,693	$476,900	$132,870	$765	$2,309,282
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

GL 2024 FORM 10-K

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

The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience and the amount due to assumption updates, for the three years ended December 31, 2024:

	Year Ended December 31,
	2024	2023	2022
Life Remeasurement Gain (Loss)—Experience:
American Income	$19,606	$9,430	1,965
Direct to Consumer	21,681	12,201	(2,243)
Liberty National	3,966	5,013	(1,348)
Other	4,872	4,760	1,354
Total Life Remeasurement Gain (Loss)—Experience	50,125	31,404	(272)

Life Remeasurement Gain (Loss)—Assumption Updates:
American Income	21,974	308	(8,707)
Direct to Consumer	21,744	1,763	(25,334)
Liberty National	12,224	(1,248)	(7,872)
Other	904	(2,836)	(5,241)
Total Life Remeasurement Gain (Loss)—Assumption Updates	56,846	(2,013)	(47,154)

Total Life Remeasurement Gain (Loss)	106,971	29,391	(47,426)

Health Remeasurement Gain (Loss)—Experience:
United American	(4,890)	(134)	3,502
Family Heritage	6,756	4,638	2,395
Liberty National	2,640	628	1,406
American Income	2,742	1,461	(2,545)
Direct to Consumer	22	23	148
Total Health Remeasurement Gain (Loss)—Experience	7,270	6,616	4,906

Health Remeasurement Gain (Loss)—Assumption Updates:
United American	1,205	762	(626)
Family Heritage	(3,063)	2,173	6,283
Liberty National	(234)	2,171	1,463
American Income	(8,036)	119	3,615
Direct to Consumer	(373)	8	(80)
Health Remeasurement Gain (Loss)—Assumption Updates	(10,501)	5,233	10,655

Total Health Remeasurement Gain (Loss)	$(3,231)	$11,849	15,561

The Company performed its annual review of assumptions during the third quarter. This review process resulted in favorable changes to its mortality and lapse assumptions on life and unfavorable changes to morbidity assumptions on health. Generally, in our life segment mortality assumptions were decreased across most channels in line with recent experience consistent with decreasing levels of excess deaths. Also, for the life segment lapse rate assumptions were slightly increased across all channels. For the health segment, morbidity assumptions were increased, causing higher future policy benefit reserves. The assumption review process of the life and health segments resulted in a $46.3 million net remeasurement gain in the year ended December 31, 2024 as compared to a $3.2 million net remeasurement gain and a $36.5 million net remeasurement loss in the year ended December 31, 2023 and 2022, respectively.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Excluding the impact of assumption changes, the Company's results for actual variances from expected experience for both life and health produced a $57.4 million net remeasurement gain, a $38.0 million net remeasurement gain, and a $4.6 million net remeasurement gain for the year ended December 31, 2024, 2023, and 2022, respectively.

The following table reconciles the liability for future policy benefits to the Consolidated Balance Sheets as of December 31, 2024, 2023, and 2022:

	At Original Discount Rates			At Current Discount Rates
	As of December 31,			As of December 31,
	2024	2023	2022	2024	2023	2022
Life(1):
American Income	$4,851,995	$4,538,775	$4,163,111	$5,224,897	$5,482,036	$4,846,063
Direct to Consumer	3,156,039	2,992,493	2,797,031	3,502,224	3,665,180	3,320,140
Liberty National	2,293,197	2,260,421	2,206,857	2,329,070	2,481,440	2,342,487
Other	3,151,824	3,062,966	2,954,522	3,520,949	3,761,633	3,505,457
Net liability for future policy benefits—long duration life	13,453,055	12,854,655	12,121,521	14,577,140	15,390,289	14,014,147
Health(1):
United American	100,480	124,021	141,362	99,822	127,537	142,383
Family Heritage	1,844,186	1,723,581	1,607,169	1,601,693	1,604,223	1,413,844
Liberty National	462,712	476,559	494,155	477,886	516,903	524,037
American Income	124,309	114,407	111,128	132,870	129,980	122,502
Direct to Consumer	738	737	979	765	772	1,023
Net liability for future policy benefits—long duration health	2,532,425	2,439,305	2,354,793	2,313,036	2,379,415	2,203,789
Deferred profit liability	178,199	174,717	175,883	178,199	174,717	175,883
Deferred annuity	656,573	773,039	954,318	656,573	773,039	954,318
Interest sensitive life	723,389	732,948	739,105	723,389	732,948	739,105
Other	8,923	9,951	10,106	8,926	9,945	10,099
Total future policy benefits	$17,552,564	$16,984,615	$16,355,726	$18,457,263	$19,460,353	$18,097,341
(1)Balances are presented net of the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of December 31, 2024, 2023, and 2022:

	As of December 31,
	2024		2023		2022
	Original discount rate	Current discount rate	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.4%	5.7%	4.9%	5.8%	5.2%
Direct to Consumer	6.0%	5.5%	6.0%	5.0%	6.0%	5.2%
Liberty National	5.6%	5.5%	5.6%	5.0%	5.6%	5.2%
Other	6.2%	5.5%	6.2%	5.0%	6.2%	5.2%

Health
United American	5.1%	5.2%	5.1%	4.8%	5.2%	5.1%
Family Heritage	4.2%	5.3%	4.3%	4.9%	4.3%	5.2%
Liberty National	5.8%	5.4%	5.8%	4.9%	5.8%	5.2%
American Income	5.8%	5.2%	5.8%	4.8%	5.9%	5.1%
Direct to Consumer	5.1%	5.2%	5.1%	4.8%	5.2%	5.1%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of December 31, 2024, 2023, and 2022:

	As of December 31,
	2024		2023		2022
	At original discount rates	At current discount rates	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.73	22.76	23.01	23.45	22.86	23.28
Direct to Consumer	19.24	20.31	19.58	21.21	20.27	21.80
Liberty National	15.30	15.33	15.13	15.81	14.86	15.39
Other	15.99	16.92	16.26	17.92	16.59	18.15

Health
United American	11.72	10.65	11.46	10.89	11.37	10.65
Family Heritage	15.33	14.23	14.99	14.54	14.87	14.22
Liberty National	9.31	9.19	9.17	9.49	9.26	9.47
American Income	12.49	12.56	12.21	12.84	12.12	12.56
Direct to Consumer	11.72	10.65	11.46	10.89	11.37	10.65

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized in the Consolidated Statements of Operations for the three years ended December 31, 2024:

	Life
	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense	Gross Premiums	Interest expense
American Income	$1,696,918	$272,007	$1,587,304	$252,277	$1,503,537	$234,098
Direct to Consumer	977,302	181,470	979,739	170,745	973,429	159,945
Liberty National	367,278	122,727	345,196	120,083	322,497	117,681
Other	202,234	185,619	205,998	179,513	208,390	172,967
Total	$3,243,732	$761,823	$3,118,237	$722,618	$3,007,853	$684,691

	Health
	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Gross Premiums	Interest expense	Gross Premiums	Interest expense	Gross Premiums	Interest expense
United American	$439,125	$5,739	$401,834	$7,002	$380,710	$7,532
Family Heritage	427,640	71,900	396,211	65,892	366,803	59,983
Liberty National	189,650	26,144	187,095	27,248	186,268	28,477
American Income	117,644	6,790	113,605	6,542	111,623	6,408
Direct to Consumer	15,033	—	14,283	—	14,290	—
Total	$1,189,092	$110,573	$1,113,028	$106,684	$1,059,694	$102,400

Gross premiums are included within life and health premium on the Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts for the three years ended December 31, 2024:

	Life
	As of December 31, 2024			As of December 31, 2023			As of December 31, 2022
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$25,492,032	$14,410,088	$14,471,277	$24,265,464	$13,695,495	$14,264,077	$22,662,540	$12,832,811	$13,006,579
PV of expected future net premiums	8,233,110	4,656,710	4,645,917	8,001,107	4,523,329	4,681,888	7,480,182	4,246,723	4,273,156
PV of expected future policy benefits	31,831,310	9,508,589	9,870,692	30,623,947	9,061,833	10,163,627	28,318,683	8,409,761	9,119,104

DTC
PV of expected future gross premiums	$17,372,446	$9,077,304	$9,258,880	$17,506,091	$9,150,049	$9,761,706	$17,346,469	$9,086,945	$9,432,882
PV of expected future net premiums	10,481,376	5,504,912	5,622,906	10,774,655	5,664,259	6,052,651	10,769,174	5,680,864	5,910,224
PV of expected future policy benefits	25,841,419	8,660,948	9,125,112	25,723,752	8,656,752	9,714,516	25,356,573	8,477,892	9,225,451

Liberty National
PV of expected future gross premiums	$4,837,598	$2,817,204	$2,775,304	$4,660,783	$2,720,264	$2,784,916	$4,396,685	$2,561,304	$2,562,342
PV of expected future net premiums	1,849,200	1,047,022	1,048,447	1,897,696	1,077,831	1,129,716	1,885,533	1,066,123	1,094,407
PV of expected future policy benefits	9,073,624	3,340,219	3,377,517	8,905,815	3,338,252	3,605,392	8,613,975	3,272,980	3,429,256

Other
PV of expected future gross premiums	$3,627,855	$1,844,670	$1,942,849	$3,726,111	$1,889,930	$2,088,668	$3,814,915	$1,925,650	$2,075,874
PV of expected future net premiums	885,362	430,276	440,047	910,786	443,949	478,052	922,500	449,209	470,741
PV of expected future policy benefits	12,466,943	3,582,068	3,960,963	12,431,963	3,506,859	4,239,623	12,371,696	3,403,704	3,976,150

Total
PV of expected future gross premiums	$51,329,931	$28,149,266	$28,448,310	$50,158,449	$27,455,738	$28,899,367	$48,220,609	$26,406,710	$27,077,677
PV of expected future net premiums	21,449,048	11,638,920	11,757,317	21,584,244	11,709,368	12,342,307	21,057,389	11,442,919	11,748,528
PV of expected future policy benefits	79,213,296	25,091,824	26,334,284	77,685,477	24,563,696	27,723,158	74,660,927	23,564,337	25,749,961

As of December 31, 2024 for the life segment using current discount rates, the Company anticipates $28.4 billion of expected future gross premiums and $11.8 billion of expected future net premiums. As of December 31, 2023 and 2022 using current discount rates, the Company anticipated $28.9 billion and $27.1 billion of expected future gross premiums and $12.3 billion and $11.7 billion in expected future net premiums, respectively. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of December 31, 2024			As of December 31, 2023			As of December 31, 2022
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$9,350,851	$5,738,332	$5,643,454	$8,682,707	$5,295,148	$5,396,402	$6,801,987	$4,285,863	$4,233,647
PV of expected future net premiums	6,442,648	3,948,855	3,885,530	5,955,294	3,625,803	3,697,771	4,680,560	2,941,262	2,908,501
PV of expected future policy benefits	6,584,800	4,026,860	3,960,432	6,148,565	3,741,530	3,814,328	4,915,174	3,080,633	3,046,829

Family Heritage
PV of expected future gross premiums	$7,242,884	$4,220,293	$3,938,234	$6,739,913	$3,982,571	$3,844,287	$6,329,183	$3,787,020	$3,518,288
PV of expected future net premiums	3,188,017	1,867,873	1,734,875	2,997,954	1,783,173	1,711,741	2,865,334	1,729,219	1,594,992
PV of expected future policy benefits	7,176,690	3,712,044	3,336,546	6,655,694	3,506,689	3,315,880	6,245,843	3,336,344	3,005,664

Liberty National
PV of expected future gross premiums	$2,039,441	$1,299,234	$1,316,967	$2,089,005	$1,325,869	$1,390,066	$2,271,423	$1,418,333	$1,458,880
PV of expected future net premiums	500,297	338,275	337,119	518,008	348,570	358,472	652,858	415,442	423,490
PV of expected future policy benefits	1,374,959	791,140	804,695	1,413,211	816,819	865,808	1,600,943	904,865	941,574

American Income
PV of expected future gross premiums	$1,770,862	$992,641	$1,012,919	$1,768,231	$991,448	$1,047,348	$1,750,393	$977,846	$1,004,239
PV of expected future net premiums	400,512	225,141	223,247	359,248	201,869	206,381	342,659	192,631	190,296
PV of expected future policy benefits	709,637	348,711	355,303	640,326	315,431	335,504	617,973	303,713	312,750

Direct to Consumer
PV of expected future gross premiums	$248,646	$157,812	$159,862	$236,776	$149,119	$156,612	$177,131	$116,212	$119,457
PV of expected future net premiums	208,577	131,919	133,377	174,738	109,880	115,363	133,995	87,751	90,143
PV of expected future policy benefits	204,099	127,975	129,277	163,087	104,501	109,482	127,911	85,212	87,532

Total
PV of expected future gross premiums	$20,652,684	$12,408,312	$12,071,436	$19,516,632	$11,744,155	$11,834,715	$17,330,117	$10,585,274	$10,334,511
PV of expected future net premiums	10,740,051	6,512,063	6,314,148	10,005,242	6,069,295	6,089,728	8,675,406	5,366,305	5,207,422
PV of expected future policy benefits	16,050,185	9,006,730	8,586,253	15,020,883	8,484,970	8,441,002	13,507,844	7,710,767	7,394,349

As of December 31, 2024 for the health segment using current discount rates, the Company anticipates $12.1 billion of expected future gross premiums and $6.3 billion of expected future net premiums. As of December 31, 2023 and 2022 using current discount rates, the Company anticipated $11.8 billion and $10.3 billion of expected future gross premiums and $6.1 billion and $5.2 billion in expected future net premiums, respectively. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances for the three years ended December 31, 2024:

	Policyholders' Account Balances
	2024			2023			2022
	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at January 1,	$732,948	$773,039	$236,958	$739,105	$954,318	$123,236	$745,335	$1,033,525	$99,468
Issuances	—	875	—	—	896	—	—	1,528	—
Premiums received	20,928	11,332	240,802	22,036	13,209	122,136	23,439	22,873	30,591
Policy charges	(12,295)	—	—	(12,926)	—	—	(13,573)	—	—
Surrenders and withdrawals	(22,479)	(107,707)	(13,897)	(21,215)	(165,584)	(13,042)	(21,994)	(92,235)	(11,615)
Benefit payments	(30,512)	(43,955)	—	(29,909)	(57,937)	—	(32,889)	(44,456)	—
Interest credited	27,790	23,634	21,165	28,320	28,150	9,314	28,579	32,779	4,589
Other	7,009	(645)	(16,424)	7,537	(13)	(4,686)	10,208	304	203
Balance at December 31,	$723,389	$656,573	$468,604	$732,948	$773,039	$236,958	$739,105	$954,318	$123,236

Weighted-average credit rate	3.82%	3.31%	6.00%	3.85%	3.26%	5.17%	3.85%	3.30%	4.12%
Net amount at risk	$1,663,496	N/A	N/A	$1,766,170	N/A	N/A	$1,873,315	N/A	N/A
Cash surrender value	$677,111	$656,573	$468,604	$671,596	$773,039	$236,958	$689,546	$954,309	$123,236

The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policy holders and the respective guaranteed minimums as of December 31, 2024, 2023, and 2022:

	At December 31, 2024
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$1,812	$373,584
3.00%-3.99%	29,251	473,191	3,182
4.00%-4.99%	604,412	181,570	55,876
Greater than 5.00%	89,726	—	35,962
Total	723,389	656,573	468,604
51-150 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$723,389	$656,573	$468,604

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	At December 31, 2023
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$1,945	$138,684
3.00%-3.99%	29,086	574,939	3,790
4.00%-4.99%	613,704	195,390	6,861
Greater than 5.00%	90,158	765	37,556
Total	732,948	773,039	186,891
51-150 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	50,067
Greater than 5.00%	—	—	—
Total	—	—	50,067
Grand Total	$732,948	$773,039	$236,958

	At December 31, 2022
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$2,040	$23,042
3.00%-3.99%	28,867	743,299	4,074
4.00%-4.99%	620,594	208,979	58,251
Greater than 5.00%	89,644	—	37,869
Total	739,105	954,318	123,236
51-150 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$739,105	$954,318	$123,236

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three years ended December 31, 2024:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2022	$1,960,254	$1,583,695	$566,419	$301,647	$4,412,015
Capitalizations	450,600	188,083	90,385	13,504	742,572
Amortization expense	(141,108)	(94,847)	(46,081)	(16,805)	(298,841)
Foreign exchange adjustment	(11,455)	—	—	—	(11,455)
Balance at December 31, 2022	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291

Balance at January 1, 2023	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291
Capitalizations	471,771	159,650	107,230	13,053	751,704
Amortization expense	(159,898)	(99,464)	(51,534)	(16,530)	(327,426)
Foreign exchange adjustment	3,206	—	—	—	3,206
Balance at December 31, 2023	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775

Balance at January 1, 2024	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775
Capitalizations	524,980	145,538	119,203	12,172	801,893
Amortization expense	(181,431)	(101,425)	(56,832)	(16,535)	(356,223)
Foreign exchange adjustment	(16,690)	—	—	—	(16,690)
Balance at December 31, 2024	$2,900,229	$1,781,230	$728,790	$290,506	$5,700,755

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2022	$81,140	$388,967	$127,537	$49,406	$2,032	$649,082
Capitalizations	2,135	53,117	18,737	12,378	4	86,371
Amortization expense	(5,881)	(25,476)	(13,178)	(3,467)	(182)	(48,184)
Foreign exchange adjustment	—	—	—	(506)	—	(506)
Balance at December 31, 2022	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763

Balance at January 1, 2023	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763
Capitalizations	1,941	63,366	20,309	12,849	—	98,465
Amortization expense	(5,846)	(27,131)	(13,464)	(3,982)	(175)	(50,598)
Foreign exchange adjustment	—	—	—	105	—	105
Balance at December 31, 2023	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735

Balance at January 1, 2024	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735
Capitalizations	2,608	70,311	23,775	14,955	2	111,651
Amortization expense	(5,567)	(27,035)	(14,796)	(4,678)	(148)	(52,224)
Foreign exchange adjustment	—	—	—	(741)	—	(741)
Balance at December 31, 2024	$70,530	$496,119	$148,920	$76,319	$1,533	$793,421

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Consolidated Balance Sheets for the three years ended December 31, 2024:

	December 31,
	2024	2023	2022
Life
American Income	$2,900,229	$2,573,370	$2,258,291
Direct to Consumer	1,781,230	1,737,117	1,676,931
Liberty National	728,790	666,419	610,723
Other	290,506	294,869	298,346
Total DAC—Life	5,700,755	5,271,775	4,844,291

Health
United American	70,530	73,489	77,394
Family Heritage	496,119	452,843	416,608
Liberty National	148,920	139,941	133,096
American Income	76,319	66,783	57,811
Direct to Consumer	1,533	1,679	1,854
Total DAC—Health	793,421	734,735	686,763

Annuity	1,413	2,967	4,643
Total	$6,495,589	$6,009,477	$5,535,697

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at January 1,	$194,809	$184,286	$173,737
Less reinsurance recoverables	(2,157)	(2,084)	(2,628)
Net balance at January 1,	192,652	182,202	171,109
Incurred related to:
Current year	767,076	697,521	676,189
Prior years	(10,460)	(4,853)	(15,631)
Total incurred	756,616	692,668	660,558
Paid related to:
Current year	587,473	535,971	517,855
Prior years	152,322	146,247	131,610
Total paid	739,795	682,218	649,465

Net balance at December 31,	209,473	192,652	182,202
Plus reinsurance recoverables	1,521	2,157	2,084
Balance at December 31,	$210,994	$194,809	$184,286

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

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Consolidated Balance Sheets.

	December 31,
	2024	2023
Policy claims and other benefits payable:
Life insurance	$321,838	$320,066
Health insurance	210,994	194,809
Total	$532,832	$514,875

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 9—Income Taxes

The following table discloses significant components of income taxes for each year presented:

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit) from operations:
Current income tax expense (benefit)	$218,135	$145,880	$138,968
Deferred income tax expense (benefit)	37,740	77,631	68,757
	255,875	223,511	207,725
Shareholders’ equity:
Other comprehensive income (loss)	197,427	4,762	384,035
	$453,302	$228,273	$591,760

In each of the years 2022 through 2024, deferred income tax expense (benefit) was incurred because of certain differences between net income before income tax expense (benefit) as reported on the Consolidated Statements of Operations and taxable income as reported on Globe Life's income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the consolidated financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected U.S. federal statutory rate of 21% as shown below:

	Year Ended December 31,
	2024	%	2023	%	2022	%
Expected federal income tax expense (benefit)	$278,594	21.0	$250,796	21.0	$231,443	21.0

Increase (reduction) in income taxes resulting from:
Low-income housing investments	(9,700)	(0.7)	(14,291)	(1.2)	(11,443)	(1.1)
Share-based awards	1,341	0.1	(4,724)	(0.4)	(5,251)	(0.5)
Tax-exempt investment income	(9,644)	(0.7)	(9,644)	(0.8)	(8,961)	(0.8)
Other tax credits	(5,000)	(0.4)	—	—	—	—
Other	284	—	1,374	0.1	1,937	0.2
Income tax expense (benefit)	$255,875	19.3	$223,511	18.7	$207,725	18.8

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2024	2023
Deferred tax assets:
Unrealized losses	$532,756	$732,750
Carryover of tax losses	10,342	4,227
Total gross deferred tax assets	543,098	736,977
Less valuation allowance	(3,383)	—
Net deferred tax assets	539,715	736,977
Deferred tax liabilities:
Employee and agent compensation	104,385	100,689
Deferred acquisition costs	961,406	892,149
Future policy benefits, unearned and advance premiums, and policy claims	228,117	267,564
Other liabilities	24,432	17,466
Total gross deferred tax liabilities	1,318,340	1,277,868
Net deferred tax liability	$778,625	$540,891

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

Globe Life Inc., as parent of a tax-controlled group, has determined that it does not reasonably expect to be an applicable corporation on a group basis for the taxable year ended December 31, 2024. Therefore, the Company did not calculate or recognize a payable for CAMT in its 2024 financial statements.

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

Valuations: Globe Life has a $49.2 million net operating loss (NOL) carryforward at December 31, 2024, of which $7.2 million was created prior to 2018 and will begin to expire in 2035 if not otherwise used to offset future taxable income. The remaining NOL carryforward of $42.0 million may be carried forward indefinitely. A valuation allowance is to be recorded when it is more likely than not that deferred tax assets will not be realized by the Company. A valuation allowance has been established in the amount of $3.4 million related to pre-acquisition NOL carryforward deferred tax assets acquired in 2024 as management has determined that the acquired companies will more than likely not have sufficient taxable income in future periods to realize the deferred tax assets.

Globe Life's tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2022 through 2024, Globe Life did not have any uncertain tax positions which resulted in unrecognized tax benefits.

GL 2024 FORM 10-K

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

The total cost of these retirement plans charged to operations was as follows:

	Year Ended December 31,
	2024	2023	2022
Plan Type:
Defined Contribution Plans(1)	$6,605	$6,390	$5,824
Defined Benefit Pension Plans(2)	16,458	15,225	37,040
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

Defined benefit and SERP plan contributions were $24.8 million in 2024, $24.4 million in 2023, and $29.8 million in 2022. In 2025, the Company does not expect to increase contributions to the plans from what was contributed in 2024.

GL 2024 FORM 10-K

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

The following table presents the assets of the Company's Pension Plans at December 31, 2024 and 2023:

Pension Assets by Component at December 31, 2024

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$35,483	$—	$—	$35,483	6
Equity exchange traded fund(1)	322,846	—	—	322,846	53
U.S. Government and Agency	—	179,418	—	179,418	29
Other bonds	—	4	—	4	—
Guaranteed annuity contract(2)	—	43,893	—	43,893	7
Short-term investments	1,235	—	—	1,235	—
Other	1,420	—	—	1,420	—
	$360,984	$223,315	$—	584,299	95
Other long-term investments(3)				30,546	5
Total pension assets				$614,845	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of December 31, 2024, the Globe Life Inc. Pension Plan owned less than 1% of two long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

GL 2024 FORM 10-K

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

Globe Life's investment objectives and goals for its plan assets include generating strong risk-adjusted returns, maintaining diversification, investing in accordance with the liabilities of the plan, and satisfying the liquidity needs of the plan. Globe Life seeks to accomplish these objectives by investing in public and private markets and diversifying across asset classes, industries, sectors, and entities. Globe Life intends to maintain an asset mix that when combined with future plan contributions will produce adequate long-term risk adjusted returns relative to expected changes in the liability as a result of changes to interest rates or earned benefits.

The majority of the securities in the portfolio are highly marketable so that there will be adequate liquidity to meet projected payments. There are no specific policies calling for asset durations to match those of benefit obligations.

Allowed investments include equity, fixed income, real assets, and short-term investments. Equity securities include common stocks or equivalents, preferred stocks, and/or funds investing primarily in private or public equity investments. Fixed income securities include loans of corporations or commercial real estate as well as marketable debt securities issued by either the U.S. Government, Agencies of the U.S. Government, state, local and municipal governments, domestic and foreign corporations, Special Purpose Vehicles secured by pools of financial assets, and other U.S. financial institutions. Real Assets include equity interest in core or non-core real estate or infrastructure with U.S. or non-U.S. exposure. Short-term investments consist of fixed income securities maturing in one year or less.

The assets are to be invested in a mix of allowed investments that best serve the objectives of the pension plan. Factors to be considered in determining the asset mix include funded status, annual pension expense, annual pension contributions, and balance sheet liability. The investment portfolio is well diversified to avoid undue exposure to an asset class, sector, industry, business, or security. The Company does not employ any other special risk management techniques, such as derivatives, in managing the pension investment portfolio.

Globe Life's public equity within the pension plan assets consists of an exchange traded fund that mirrors the S&P 500 index which better aligns with a passive approach rather than an actively managed portfolio.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
At December 31, 2024, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2024.

The following table presents additional information about the Company's investment funds included in pension plan assets as of December 31, 2024 and December 31, 2023 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	2024	2023	2024	Redemption Term/Notice(1)
Multi-asset class	$12,383	$14,714	$—	Non-redeemable
Private equity	18,163	3,600	48,167	Non-redeemable
Total	$30,546	$18,314	$48,167
(1) Non-redeemable funds generally have an expected life of 7 to 10 years from fund closing with extension options of 2 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion.
(2) Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of December 31, 2024, unfunded commitments totaled $57.5 million, including funds past the investment period.

SERP: The following tables include premiums paid for COLI for the three years ended December 31, 2024 and investments of the Rabbi Trust for the two years ended December 31, 2024:

	Year Ended December 31,
	2024	2023	2022
Premiums paid for insurance coverage	$443	$443	$443

		At December 31,
		2024	2023
Total investments:
COLI		$57,210	$55,185
Exchange traded funds		98,314	86,156
		$155,524	$141,341

Pension Plans and SERP Liabilities: The following table presents the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the Pension Plans and SERP at December 31, 2024 and 2023:

	December 31,
	2024		2023
	PBO	ABO	PBO	ABO
Pension plans	$561,615	$500,010	$554,957	$493,040
SERP	73,441	68,428	72,603	69,332
Benefit obligation	$635,056	$568,438	$627,560	$562,372

For the year ended December 31, 2024, the Pension Plans have plan assets with fair values in excess of projected benefit obligations. The projected benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2024	2023
Funded benefit pension plans PBO	$561,615	$554,957
Funded benefit pension plans fair value of plan assets	614,845	570,767

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

For the year ended December 31, 2024, the funded benefit pension plans have plan assets with fair value in excess of the accumulated benefit obligations. The accumulated benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2024	2023
Funded benefit pension plans ABO	$500,010	$493,040
Funded benefit pension plans fair value of plan assets	614,845	570,767

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:		2024	2023
Discount rate		5.81%	5.40%
Rate of compensation increase		4.46	4.40

For Periodic Benefit Cost for the Year:	2024	2023	2022
Discount rate	5.40%	5.71%	3.19%
Expected long-term returns	7.18	6.98	6.98
Rate of compensation increase	4.40	4.40	4.43

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

Net Periodic Benefit Cost: The following table presents the net periodic benefit cost for the defined benefit plans by expense component for the three years ended December 31, 2024 as follows:

Components of Net Periodic Benefit Cost

	Year Ended December 31,
	2024	2023	2022
Service cost—benefits earned during the period	$24,898	$21,568	$34,624
Interest cost on projected benefit obligation	33,123	31,367	24,445
Expected return on assets	(42,580)	(38,625)	(35,539)
Amortization of prior service cost (credit)	1,071	1,075	1,077
Recognition of actuarial gain (loss)	(54)	(160)	12,433
Net periodic benefit cost	$16,458	$15,225	$37,040

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at January 1	$(2,727)	$1,570	$(131,239)
Amortization of:
Prior service cost (credit)	1,071	1,075	1,077
Net actuarial (gain) loss(1)	(597)	(1,465)	12,677
Total amortization	474	(390)	13,754
Plan amendments	(1,212)	—	—
Experience gain (loss)(2)	29,659	(3,907)	119,055
Balance at December 31	$26,194	$(2,727)	$1,570
(1)Includes amortization of postretirement benefits other than pensions of $(622) thousand in 2024, $(732) thousand in 2023, and $289 thousand in 2022.
(2)The increase in the experience gain (loss) is related to an increase in discount rate.

The following table presents a reconciliation from the beginning to the end of the year of the PBO for the Pension Plans and SERP, and the plan assets for the Pension Plans. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

Pension Benefits

	Year Ended December 31,
	2024	2023
Changes in PBO:
PBO at beginning of year	$627,560	$562,567
Service cost	24,898	21,568
Interest cost	33,123	31,367
Plan amendments	1,212	—
Actuarial loss (gain)	(22,964)	40,569
Benefits paid	(28,773)	(28,511)
PBO at end of year	635,056	627,560

Changes in plan assets:
Fair value at beginning of year	570,767	499,775
Return on assets	48,084	75,062
Contributions	24,767	24,441
Benefits paid	(28,773)	(28,511)
Fair value at end of year	614,845	570,767
Funded status at year end	$(20,211)	$(56,793)

Changes in the PBO related to actuarial losses (gains) are primarily attributed to changes in the discount rate.

	Year Ended December 31,
Amounts recognized in accumulated other comprehensive income consist of:	2024	2023
Net loss (gain)	$(28,720)	$(227)
Prior service cost	6,636	6,494
Net amounts recognized at year end	$(22,084)	$6,267

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life has estimated its expected postretirement benefits to be paid over the next ten years as of December 31, 2024. These estimates use the same assumptions that measure the benefit obligation at December 31, 2024, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s):
2025	$31,035
2026	33,565
2027	36,259
2028	39,032
2029	41,865
2030-2034	243,598

Note 11—Supplemental Disclosures of Cash Flow Information

The following table summarizes Globe Life's noncash transactions for the three years ended December 31, 2024, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation not involving cash	$40,118	$30,736	$35,650
Commitments for low-income housing interests	35,000	—	136,882
Exchanges of fixed maturity investments	105,595	50,936	147,612
Net unsettled security trades	2,334	3,833	—
Noncash tax credits	—	1,083	1,000

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2024	2023	2022
Interest paid	$116,993	$99,545	$88,814
Income taxes paid(1)	175,400	121,034	114,888
(1)Income taxes paid includes cash paid of $47 million, $0 and $0 for the purchase of transferable tax credits as of December 31, 2024, 2023 and 2022, respectively.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 12—Debt

On August 23, 2024, Globe Life completed the issuance of $450 million principal amount of 5.85% Senior notes due September 15, 2034. Total proceeds received by the Parent Company from the issuance, net of the underwriters’ discount, were $445 million. The proceeds were used for general corporate purposes, which included open market purchases of shares of its common stock under its share repurchase program. On August 15, 2024, Globe Life amended its term loan agreement increasing the principal amount from $170 million to $250 million, an increase of $80 million. The amendment extends the maturity date from November 11, 2024 to August 15, 2027.

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of December 31,
				2024				2023
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(3,001)	$546,999	$542,811	$546,283
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(2,868)	397,132	338,524	396,670
Senior notes(1)	05/19/2022	06/15/2032	4.800%	250,000	(3,728)	246,272	241,083	245,873
Senior notes	08/23/2024	09/15/2034	5.850%	450,000	(5,186)	444,814	451,665	—
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,557)	123,443	95,865	123,427
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,613)	317,387	204,620	317,306
Term loan(2)	05/11/2023	08/15/2027	5.998%	250,000	(1,796)	248,204	248,204	—
Total long-term debt				2,350,000	(25,749)	2,324,251	2,122,772	1,629,559

Term loan(2)				—	—	—	—	169,549
Commercial paper				419,000	(3,599)	415,401	415,401	316,564
Total short-term debt				419,000	(3,599)	415,401	415,401	486,113

Total debt				$2,769,000	$(29,348)	$2,739,652	$2,538,173	$2,115,672
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

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter
Debt obligations	$419,000	$—	$250,000	$550,000	$—	$1,550,000

Credit Facility: On March 29, 2024, Globe Life amended the credit agreement dated September 30, 2021, which provides for a $1 billion revolving credit facility that may be increased to $1.25 billion upon approval of the participating banks. The amended credit facility matures March 29, 2029 and may be extended up to two one-year periods upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date. The facility is further designated as a back-up credit line for a commercial paper program under which the Company may either borrow from the credit line or issue commercial paper at any time, with total commercial paper outstanding not to exceed the facility maximum of $1 billion, less any letters of credit issued. Interest is charged at variable rates. In accordance with the agreement, Globe Life is subject to certain covenants regarding capitalization. As of December 31, 2024, the Company was in full compliance with these covenants.

Commercial paper outstanding and any long-term debt due within one year are reported as short-term debt on the Consolidated Balance Sheets. The following tables present selected information concerning Globe Life's commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At December 31,
	2024	2023
Balance commercial paper at end of period (at par value)	$419,000	$319,000
Annualized interest rate	5.22%	5.71%
Letters of credit outstanding	$115,000	$115,000
Remaining amount available under credit line	466,000	316,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Average balance of commercial paper outstanding during period (par value)	$405,573	$290,024	$322,531
Daily-weighted average interest rate (annualized)	5.65%	5.40%	1.89%
Maximum daily amount outstanding during period (par value)	$633,425	$477,700	$500,529
Commercial paper issued during period (par value)	2,052,056	2,029,000	2,269,444
Commercial paper matured during period (par value)	(1,952,056)	(1,995,000)	(2,314,477)
Net commercial paper issued (matured) during period (par value)	100,000	34,000	(45,033)

The Company increased the commercial paper borrowings by $100 million from the prior year. The Company was able to issue commercial paper as needed under this facility during the year ended December 31, 2024 and 2023.

Federal Home Loan Bank: FHLB membership provides certain of our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Globe Life owned $34.5 million in FHLB common stock as of December 31, 2024 and $22.3 million as of December 31, 2023. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life. As of December 31, 2024, Globe Life's insurance subsidiaries maximum borrowing capacity under the FHLB facility was approximately $730 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.3 billion. As of December 31, 2024, $372 million in funding agreements were outstanding with the FHLB, compared to $138 million as of December 31, 2023. This amount is included in "Other policyholders' funds" in the Consolidated Balance Sheets. The Company had no short-term borrowings from the FHLB as of December 31, 2024 and 2023.

Note 13—Shareholders' Equity

Share Data: A summary of common share activity is presented in the following chart.

	Common Stock
	Issued	Treasury Stock
2022:
Balance at January 1, 2022	109,218,183	(9,650,845)
Grants of restricted stock	—	10,746
Vesting of performance shares	—	66,751
Issuance of common stock due to exercise of stock options	—	1,519,728
Treasury stock acquired	—	(4,424,668)
Retirement of treasury stock	(4,000,000)	4,000,000
Balance at December 31, 2022	105,218,183	(8,478,288)
2023:
Grants of restricted stock	—	7,110
Vesting of performance shares	—	84,298
Issuance of common stock due to exercise of stock options	—	1,375,313
Treasury stock acquired	—	(4,415,287)
Retirement of treasury stock	(3,000,000)	3,000,000
Balance at December 31, 2023	102,218,183	(8,426,854)
2024:
Grants of restricted stock	—	7,375
Vesting of performance shares	—	143,211
Issuance of common stock due to exercise of stock options	—	584,993
Treasury stock acquired	—	(10,549,341)
Retirement of treasury stock	(5,000,000)	5,000,000
Balance at December 31, 2024	97,218,183	(13,240,616)

There was no activity related to the preferred stock in years 2022 through 2024.

GL 2024 FORM 10-K

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

	Globe Life Share Repurchase Program			Share Repurchase for Dilution Purposes
	Shares Acquired (in thousands)	Total Cost	Average Price	Shares Acquired (in thousands)	Total Cost	Average Price
2024	10,086	$945,637	$93.76	501	$48,026	$95.75
2023	3,369	380,103	112.84	1,080	127,155	117.72
2022	3,322	335,145	100.90	1,103	119,493	108.33

Restrictions: Restrictions exist on the flow of funds to Globe Life Inc. from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Globe Life Inc. are restricted based on regulations by their states of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Globe Life paid cash dividends to the Parent Company in the amount of $693 million in 2024, $460 million in 2023, and $407 million in 2022. As of December 31, 2024, dividends from our U.S. insurance subsidiaries to the Parent Company available to be paid in 2025 are limited to the amount of $664 million without regulatory approval, such that $1.03 billion was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Globe Life's retained earnings, retained earnings as of December 31, 2024 were restricted by lenders’ covenants which require the Company to maintain and not distribute $5.5 billion from its total consolidated retained earnings of $8.0 billion.

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2024	2023	2022
Basic weighted average shares outstanding	89,278,574	95,098,474	97,927,770
Weighted average dilutive options outstanding	382,848	1,265,367	1,056,874
Diluted weighted average shares outstanding	89,661,422	96,363,841	98,984,644

Antidilutive shares	2,140,787	422,739	31,269

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out of the money employee and Director stock options.

GL 2024 FORM 10-K

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

A summary of stock compensation activity for each of the three years ended December 31, 2024 is presented below:

	2024	2023	2022
Stock-based compensation expense recognized(1)	$40,118	$30,736	$35,650
Tax benefit recognized	7,085	11,178	12,738
(1)No stock-based compensation expense was capitalized in any period in accordance with applicable GAAP.

Additional stock compensation information is as follows at December 31:

	2024	2023
Unrecognized compensation(1)	$46,956	$36,599
Weighted average period of expected recognition (in years)(1)	0.53	0.53
(1)Includes stock options, restricted stock units and performance shares.

No equity awards were cash settled during the three years ended December 31, 2024.

Options: The following table summarizes information about stock options outstanding at December 31, 2024.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$50.64 - $87.60	1,609,506	1.48	$81.93	1,609,506	$81.93
92.40 - 100.74	1,994,603	2.66	99.47	1,994,603	99.47
103.23	1,187,349	4.15	103.23	734,148	103.23
105.56 - 128.40	1,034,499	5.56	123.96	38,179	108.55
$50.64 - $128.40	5,825,957	3.15	$99.74	4,376,436	$93.73

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of option activity for each of the three years ended December 31, 2024, is as follows:

	2024		2023		2022
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding—beginning of year	5,940,320	$96.19	6,962,374	$91.73	7,197,662	$85.11
Granted:
7-year term	520,810	128.32	497,060	120.49	1,300,211	103.20
Exercised	(584,993)	88.52	(1,375,313)	82.95	(1,519,728)	70.14
Expired and forfeited	(50,180)	106.62	(143,801)	90.92	(15,771)	96.54
Outstanding—end of year	5,825,957	$99.74	5,940,320	$96.19	6,962,374	$91.73

Exercisable at end of year	4,376,436	$93.73	4,003,028	$91.23	3,666,871	$84.00

Additional information about Globe Life's stock option activity as of December 31, 2024 and 2023 is as follows:

	2024	2023
Outstanding options:
Weighted-average remaining contractual term (in years)	3.15	3.68
Aggregate intrinsic value	$81,703	$151,685
Exercisable options:
Weighted-average remaining contractual term (in years)	2.48	3.01
Aggregate intrinsic value	$77,946	$122,052

Selected stock option activity for the three years ended December 31, 2024, is presented below:

	2024	2023	2022
Weighted-average grant-date fair value of options granted (per share)	$33.80	$32.25	$22.03
Intrinsic value of options exercised	17,127	49,163	58,201
Cash received from options exercised	51,786	114,080	106,592
Actual tax benefit received	2,489	9,379	11,907

Additional information concerning Globe Life's unvested options is as follows at December 31:

	2024	2023
Number of shares outstanding	1,449,521	1,937,292
Weighted-average exercise price (per share)	$117.88	$106.42
Weighted-average remaining contractual term (in years)	5.19	5.05
Aggregate intrinsic value	$3,757	$29,634

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

GL 2024 FORM 10-K

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

Following are the restricted stock units outstanding for each of the three years ended December 31, 2024:

Year of grants	Outstanding as of year end
2022	93,381
2023	163,108
2024	219,864

Below is the final determination of the performance share grants in 2020 to 2022:

Year of grants	Final settlement of shares	Final settlement date
2020	84,298	February 22, 2023
2021	143,211	February 28, 2024
2022	152,680	February 26, 2025

For the 2023 and 2024 performance share grants, actual shares that could be distributed range from 0 to 122 thousand for the 2023 grants and 0 to 145 thousand shares for the 2024 grants.

A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2024, is presented in the table below:

	2024	2023	2022
Directors restricted stock:
Shares	7,375	7,110	10,746
Price per share	$122.06	$119.59	$94.94
Aggregate value	$900	$850	$1,020
Percent vested	100%	100%	100%
Directors restricted stock units (including dividend equivalents):
Shares	4,854	9,479	8,956
Price per share	$120.16	$117.73	$95.62
Aggregate value	$583	$1,116	$856
Percent vested	100%	100%	100%
Employees restricted stock units:
Shares	101,011	96,975	—
Price per share	$127.29	$120.18	$—
Aggregate value	$12,858	$11,654	$—
Percent vested	—%	—%	—%
Performance shares:
Target shares	96,800	81,300	146,500
Target price per share	$128.40	$120.49	$103.23
Aggregate value	$12,429	$9,796	$15,123
Percent vested	—%	—%	—%

GL 2024 FORM 10-K

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

An analysis of nonvested restricted stock is as follows:

	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Employees Restricted Stock Units	Total
2022:
Balance at December 31, 2021	342,388	289	289	—	342,966
Grants	146,500	10,746	8,956	—	166,202
Additional performance shares(1)	(16,102)	—	—	—	(16,102)
Restriction lapses	(66,751)	(11,035)	(9,245)	—	(87,031)
Forfeitures	(7,500)	—	—	—	(7,500)
Balance at December 31, 2022	398,535	—	—	—	398,535
2023:
Grants	81,300	7,110	9,479	96,975	194,864
Additional performance shares(1)	(28,857)	—	—	—	(28,857)
Restriction lapses	(84,298)	(7,110)	(9,479)	—	(100,887)
Forfeitures	(12,600)	—	—	(4,410)	(17,010)
Balance at December 31, 2023	354,080	—	—	92,565	446,645
2024:
Grants	96,800	7,375	4,854	101,011	210,040
Additional performance shares(1)	84,712	—	—	—	84,712
Restriction lapses	(143,211)	(7,375)	(4,854)	(437)	(155,877)
Forfeitures	(6,000)	—	—	(10,008)	(16,008)
Balance at December 31, 2024	386,381	—	—	183,131	569,512
(1)Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of nonvested restricted stock is as follows for the year 2024:

	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Employees Restricted Stock Units
Grant-date fair value per share at January 1, 2024	$105.28	$—	$—	$120.16
Grants	128.40	122.06	122.06	127.29
Estimated additional performance shares	107.56	—	—	—
Restriction lapses	(98.32)	(122.06)	(122.06)	(94.40)
Forfeitures	—	—	—	(122.74)
Grant-date fair value per share at December 31, 2024	115.78	—	—	124.02

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 15—Business Segments

Globe Life is organized into three operating segments: life, health, and investments.

Globe Life's reportable insurance segments are based on the insurance product lines it markets and administers: life insurance and supplemental health insurance. There is also an investment segment that manages the investment portfolio and cash flow for the insurance segments. The Company's chief operating decision makers ("CODM"), our Co-CEOs, evaluate the overall performance of the operations of the Company in accordance with these segments.

During the fourth quarter of 2024 we entered into a coinsurance agreement to cede a majority of the annuity business to a third-party insurer. This impacted a significant portion of our annuities which had previously been classified as one of our reportable segments. The annuity segment has historically represented less than 1% of revenue and has not been core to the Company's business. We have adjusted our segments from four down to three as described above. All presentations of segment information have been recast for the periods presented to reflect this change in segments.

Life insurance products marketed by Globe Life include traditional whole life and term life insurance. Health insurance products are generally guaranteed renewable and include Medicare Supplement, cancer, critical illness, accident, and other limited-benefit supplemental hospital and surgical products.

The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	For the Year 2024
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,698,209	52	$123,123	9	$1,821,332	39
Direct to Consumer	988,522	30	71,993	5	1,060,515	23
Liberty National	371,061	12	190,381	14	561,442	12
United American	6,600	—	591,774	42	598,374	13
Family Heritage	6,661	—	427,654	30	434,315	9
Other	190,294	6	—	—	190,294	4
Total premium	$3,261,347	100	$1,404,925	100	$4,666,272	100

	For the Year 2023
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,588,702	51	$120,332	9	$1,709,034	38
Direct to Consumer	991,406	32	68,575	5	1,059,981	24
Liberty National	349,736	11	187,934	14	537,670	12
United American	7,311	—	545,723	42	553,034	13
Family Heritage	6,134	—	396,209	30	402,343	9
Other	193,955	6	—	—	193,955	4
Total premium	$3,137,244	100	$1,318,773	100	$4,456,017	100

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	For the Year 2022
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,505,034	50	$117,353	9	$1,622,387	38
Direct to Consumer	985,488	33	71,129	5	1,056,617	24
Liberty National	327,469	11	187,241	15	514,710	12
United American	7,966	—	539,874	42	547,840	13
Family Heritage	5,586	—	366,820	29	372,406	9
Other	196,281	6	—	—	196,281	4
	$3,027,824	100	$1,282,417	100	4,310,241	100
Annuity					1	—
Total premium					$4,310,242	100

Due to the nature of the life and health insurance industry, Globe Life has no individual or group which would be considered a major customer. Substantially all of Globe Life's business is conducted in the United States.

The measure of profitability established by the chief operating decision makers for the insurance segments is underwriting margin in accordance with the manner in which the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists primarily of premium less net policy benefits, acquisition expenses, and commissions. The CODMs use the Life and Health segment profit or loss in monitoring the insurance specific business and to analyze performance measures that inform decisions around product pricing and appropriate support services such as agency force and training. Required interest on policy liabilities is reflected as a component of the Investment segment (rather than as a component of underwriting margin in the insurance segment) in order to match this cost with the investment income earned on the assets supporting the policy liabilities.

The measure of profitability for the Investment segment is excess investment income, representing the income earned on the investment portfolio in excess of policy requirements. Excess investment income is used to analyze the performance of our investments in relation to our policy required obligations and informs and supports management actions regarding investment related decisions and policy benefits within our product features. Other than the required interest on the insurance segments, no other intersegment revenues or expenses are recognized.

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

Management also removes non-operating items unrelated to the Company's core insurance activities when evaluating those results. All other unallocated revenues and expenses, including expenses directly attributable to corporate operations, insurance administrative expense and interest on debt, are disclosed after segment profit or loss within the reconciliation to Income before taxes. Stock-based compensation expense is considered a corporate expense by Globe Life management. Therefore, these items are excluded in its presentation of segment results because accounting guidance requires that operating segment results be presented as management views its

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
business. All of these items are included in “Other operating expense” in the Consolidated Statements of Operations for the appropriate year. See additional detail below in the tables.

The following tables set forth a reconciliation of Globe Life's revenues and operations by segment to its major income statement line items. See Note 1—Significant Accounting Policies for additional information concerning reconciling items of segment profits to pretax income.

	Year Ended December 31, 2024
	Life	Health	Investment	Consolidated
Revenue:
Premium	$3,261,347	$1,404,925	$—	$4,666,272
Net investment income	—	—	1,135,631	1,135,631
Segment revenue	3,261,347	1,404,925	1,135,631	5,801,903
Other income				354
Realized gains (losses)				(24,188)
Total consolidated revenue				$5,778,069

Expenses:
Policy obligations(1)	2,000,977	851,577	20,969	$2,873,523
Required interest on reserves	(811,147)	(110,342)	950,258	28,769
Amortization of acquisition costs	356,223	52,224	—	408,447
Commissions	159,703	158,869	—	318,572
Premium taxes	68,360	28,421	—	96,781
Non-deferred acquisition costs	134,634	51,753	—	186,387
Segment profit or (loss)	$1,352,597	$372,423	$164,404	1,889,424

Insurance administrative expenses:
Salaries				129,369
Other employee costs				36,176
Information technology costs				80,555
Legal costs				30,478
Other administrative costs				65,852
Parent expense				12,400
Stock-based compensation expense				40,118
Interest expense				127,092
Legal proceedings				21,575
Non-operating expenses				2,620
Annuity				(7,282)
Total expenses				4,451,432
				.
Income before income taxes per Consolidated Statement of Operations				$1,326,637
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2023
	Life	Health	Investment	Consolidated
Revenue:
Premium	$3,137,244	$1,318,773	$—	$4,456,017
Net investment income	—	—	1,056,884	1,056,884
Segment revenue	3,137,244	1,318,773	1,056,884	5,512,901
Other income				308
Realized gains (losses)				(65,676)
Total consolidated revenue				$5,447,533

Expenses:
Policy obligations(1)	2,050,789	776,362	9,061	$2,836,212
Required interest on reserves	(772,701)	(106,516)	917,441	38,224
Amortization of acquisition costs	327,426	50,598	—	378,024
Commissions	145,678	150,192	—	295,870
Premium taxes	64,571	26,440	—	91,011
Non-deferred acquisition costs	128,509	43,760	—	172,269
Segment profit or (loss)	$1,192,972	$377,937	$130,382	1,701,291

Insurance administrative expenses:
Salaries				119,699
Other employee costs				35,905
Information technology costs				64,998
Legal costs				15,335
Other administrative costs				65,224
Parent expense				10,866
Stock-based compensation expense				30,736
Interest expense				102,316
Legal proceedings				900
Non-operating expenses				4,170
Annuity				(8,492)
Total expenses				4,253,267

Income before income taxes per Consolidated Statement of Operations				$1,194,266
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2022
	Life	Health	Investment	Consolidated
Revenue:
Premium	$3,027,824	$1,282,417	$—	$4,310,241
Net investment income	—	—	991,800	991,800
Segment revenue	3,027,824	1,282,417	991,800	5,302,041
Annuity premium income				1
Other income				1,246
Realized gains (losses)				(76,548)
Total consolidated revenue				$5,226,740

Expenses:
Policy obligations(1)	2,035,693	752,866	4,372	$2,792,931
Required interest on reserves	(735,688)	(102,315)	882,839	44,836
Amortization of acquisition costs	298,841	48,185	—	347,026
Commissions	140,283	145,185	—	285,468
Premium taxes	61,609	24,653	—	86,262
Non-deferred acquisition costs	97,561	36,706	—	134,267
Segment profit or (loss)	$1,129,525	$377,137	$104,589	1,611,251

Insurance administrative expenses:
Salaries				129,711
Other employee costs				42,319
Information technology costs				55,526
Legal costs				12,056
Other administrative costs				59,729
Parent expense				11,156
Stock-based compensation expense				35,650
Interest expense				90,395
Legal proceedings				2,496
Non-operating expenses				5,311
Annuity				(10,510)
Total expenses				4,124,629

Income before income taxes per Consolidated Statement of Operations				$1,102,111
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain DAC. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase. All other assets are included in the annuity and other corporate category. The tables below reconcile segment assets to total assets as reported on the Consolidated Balance Sheets.

Assets by Segment

	At December 31, 2024
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$19,736,888	$19,736,888
Accrued investment income	—	—	269,791	269,791
Deferred acquisition costs	5,700,755	793,421	—	6,494,176
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,010,364	$974,258	$20,006,679	26,991,301

Annuity and other corporate				2,084,880
Total assets				$29,076,181

	At December 31, 2023
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$19,827,199	$19,827,199
Accrued investment income	—	—	270,396	270,396
Deferred acquisition costs	5,271,775	734,735	—	6,006,510
Goodwill	309,609	172,182	—	481,791
Total segment assets	$5,581,384	$906,917	$20,097,595	26,585,896

Annuity and other corporate				1,465,603
Total assets				$28,051,499

GL 2024 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Liabilities for each segment are reported also on a specific identification basis similar to the assets. The insurance segments' liabilities contain future policy benefits, unearned and advance premiums, and policy claims and other benefits payable. Other policyholders' funds and annuities are included in annuity and other corporate as well as current and deferred income taxes payable. Debt represents both short and long-term. The tables below reconcile segment liabilities to total liabilities as reported on the Consolidated Balance Sheets.

Liabilities by Segment

	At December 31, 2024
	Life	Health	Investment	Consolidated
Future policy benefits	$15,484,596	$2,316,094	$—	$17,800,690
Unearned and advance premiums	198,127	59,504	—	257,631
Policy claims and other benefits payable	321,838	210,994	—	532,832
Debt	—	—	2,739,652	2,739,652
Other	96,604	—	372,000	468,604
Total segment liabilities	$16,101,165	$2,586,592	$3,111,652	21,799,409

Annuity and other corporate				1,971,252
Total liabilities				$23,770,661

	At December 31, 2023
	Life	Health	Investment	Consolidated
Future policy benefits	$16,304,797	$2,382,517	$—	$18,687,314
Unearned and advance premiums	196,630	57,937	—	254,567
Policy claims and other benefits payable	320,066	194,809	—	514,875
Debt	—	—	2,115,672	2,115,672
Other	98,958	—	138,000	236,958
Total segment liabilities	$16,920,451	$2,635,263	$2,253,672	21,809,386

Annuity and other corporate				1,755,310
Total liabilities				$23,564,696

Note 16—Subsequent Events

On February 3, 2025, Globe Life Inc. announced plans to relocate its corporate headquarters within McKinney, Texas, as part of the Dallas-Fort Worth market. In connection with this relocation, the Company has entered into an agreement to acquire the office building and two adjacent tracts of developable land for $80 million.

The Company has evaluated this subsequent event and determined that it does not require adjustments to the financial statements for the period ended December 31, 2024.

GL 2024 FORM 10-K

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

As of the end of the fiscal year completed December 31, 2024, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon their evaluation as of December 31, 2024, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Globe Life's internal control over financial reporting is effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Changes in Internal Control over Financial Reporting: During the period ended December 31, 2024, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Refer to Deloitte & Touche LLP's, independent registered public accounting firm, attestation report on the Company's internal controls over financial reporting.

GL 2024 FORM 10-K

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2024. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ J. Matthew Darden
J. Matthew Darden Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Co-Chairman and Chief Executive Officer

/s/ Thomas P. Kalmbach
Thomas P. Kalmbach Executive Vice President and Chief Financial Officer

February 26, 2025

GL 2024 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globe Life Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2024 of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements and financial statement schedules.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 26, 2025

GL 2024 FORM 10-K

Item 9B. Other Information
(b) Trading arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1. Equity Compensation Plan Information as of December 31, 2024

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	5,825,957	$99.74	4,286,654
Equity compensation plans not approved by security holders	—	—	—
Total	5,825,957	$99.74	4,286,654
2. Security ownership of certain beneficial owners:
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
3. Security ownership of management:
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

GL 2024 FORM 10-K

4. Changes in control:
Globe Life knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

GL 2024 FORM 10-K

EXHIBITS

Exhibit No.	Description	Form	Filing Date

3.1	Restated Certificate of Incorporation of Globe Life Inc.	8-K	August 8, 2019

3.2	Certificate of Amendment of Certificate of Incorporation of Globe Life Inc.	8-K	May 2, 2023

3.3	Amended and Restated By-Laws of Globe Life Inc., as amended August 10, 2023	8-K	August 15, 2023

4.1	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures	8-K	November 2, 2001

4.2	Third Supplemental Indenture dated as of November 17, 2017 between Torchmark Corporation and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	November 17, 2017

4.3	Fourth Supplemental Indenture dated as of June 14, 2021 between Globe Life Inc. and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	June 14, 2021

4.4	Senior Indenture, dated as of September 24, 2018, between Torchmark Corporation and Regions Bank, as Trustee	S-3	September 24, 2018

4.5	First Supplemental Indenture, dated as of September 27, 2018, between Torchmark Corporation and Regions Bank, as Trustee	8-K	September 27, 2018

4.6	Second Supplemental Indenture, dated as of August 21, 2020, between Globe Life Inc. and Regions Bank, as Trustee	8-K	August 21, 2020

4.7	Third Supplemental Indenture, dated as of May 19, 2022, between Globe Life Inc. and Regions Bank, as Trustee	8-K	May 19, 2022

4.8	Fourth Supplemental Indenture, dated as of August 23, 2024, between Globe Life Inc. and Regions Bank, as Trustee	8-K	August 26, 2024

10.1	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit)*	10-K	March 22, 2002

10.2	Amended and Restated Supplemental Executive Retirement Plan*	10-K	February 26, 2025

10.3	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd.	8-K	January 6, 2009

10.4	Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	February 28, 2014

10.5	Amendment No.2 to Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	March 1, 2019

10.6	Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011

10.7	First Amendment to Torchmark Corporation 2011 Incentive Plan*	8-K	April 29, 2014

10.8	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January, 2017*	10-K	February 27, 2017

10.9	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011

10.1	Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018

10.11	First Amendment to Torchmark Corporation 2018 Incentive Plan*	10-K	February 27, 2020

10.12	Second Amendment to Globe Life Inc. 2018 Incentive Plan*	10-Q	May 9, 2023

GL 2024 FORM 10-K

Exhibit No.	Description	Form	Filing Date
10.13	Second Amended and Restated Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 28, 2024

10.14	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020

10.15	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018

10.16	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2020

10.17	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018

10.18	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018

10.19	Form of Stock Option under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020

10.20	Form of Restricted Stock Unit Award Notice under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020

10.21	Globe Life Inc. Management Incentive Plan (Effective as of January 1, 2024)*	8-K	November 9, 2023

10.22	Amended and Restated Credit Agreement dated as of September 30, 2021 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD.	8-K	October 1, 2021

10.23	First Amendment to Amended and Restated Credit Agreement dated January 10, 2023 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD.	10-K	February 23, 2023

10.24	Second Amended and Restated Credit Agreement dated as of March 29, 2024 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD	8-K	April 2, 2024

10.25	Delayed Draw Term Loan Agreement dated as of April 14, 2023 among Bank of America, N.A., as Administrative Agent, the Lenders party thereto, and Globe Life Inc.	8-K	April 18, 2023

10.26	First Amendment to Delayed Draw Term Loan Agreement dated as of August 15, 2024 among Bank of America, N.A., as Administrative Agent, the Lenders party thereto, and Globe Life Inc.	8-K	August 15, 2024

10.27	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2023)*	10-K	February 23, 2023

10.28	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan (2023)*	10-K	February 23, 2023

10.29	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2023)*	10-K	February 23, 2023

10.30	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan*	10-K	February 23, 2023

10.31	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 23, 2023

10.32	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan (2024)*	10-K	February 28, 2024

10.33	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2024)*	10-K	February 28, 2024

10.34	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan (2024)*	10-K	February 28, 2024

GL 2024 FORM 10-K

Exhibit No.	Description	Form	Filing Date
10.35	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2024)*	10-K	February 28, 2024

10.36	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2024)*	10-K	February 28, 2024

10.37	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan (November 2024)*	8-K	November 19, 2024

10.38	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (November 2024)*	8-K	November 19, 2024

10.39	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (Special) (November 2024)*	8-K	November 19, 2024

10.40	Form of Restricted Stock Unit Award Agreement under Globe Life Inc. 2018 Incentive Plan (November 2024)*	8-K	November 19, 2024

10.41	Form of Restricted Stock Unit Award Agreement under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (November 2024)*	8-K	November 19, 2024

10.42	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2025)*	10-K	February 26, 2025

10.43	Globe Life Inc. Executive Severance Plan*	8-K	November 19, 2024
19	Globe Life Inc. Insider Trading Policy	10-K	February 26, 2025

21	Subsidiaries of the Registrant	10-K	February 26, 2025

23	Consent of Deloitte & Touche LLP	10-K	February 26, 2025

24	Powers of Attorney	10-K	February 26, 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden	10-K	February 26, 2025

31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda	10-K	February 26, 2025

31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach	10-K	February 26, 2025

32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach	10-K	February 26, 2025

97	Globe Life Inc. Clawback Policy	10-K	February 26, 2024

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.	10-K	February 26, 2025

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	February 26, 2025

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	February 26, 2025

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	February 26, 2025

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	February 26, 2025

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	February 26, 2025

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	10-K	February 26, 2025

* Compensatory plan or arrangement.

GL 2024 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(Dollar amounts in thousands)

	December 31,
	2024	2023
Assets:
Investments:
Long-term investments	$39,404	$42,360
Short-term investments	29,005	1,005
Total investments	68,409	43,365
Cash	66,770	1,003
Investment in affiliates	7,740,073	6,539,183
Due from affiliates	278,301	105,279
Taxes receivable from affiliates	15,202	14,163
Other assets	193,363	181,443
Total assets	$8,362,118	$6,884,436

Liabilities:
Short-term debt	$415,401	$486,113
Long-term debt	2,473,874	1,779,137
Due to affiliates	52,568	—
Other liabilities	114,755	132,383
Total liabilities	3,056,598	2,397,633

Shareholders’ equity:
Preferred stock	351	351
Common stock	97,218	102,218
Additional paid-in capital	878,306	882,985
Accumulated other comprehensive income	(2,029,720)	(2,772,419)
Retained earnings	8,002,521	7,478,813
Treasury stock	(1,643,156)	(1,205,145)
Total shareholders’ equity	5,305,520	4,486,803
Total liabilities and shareholders’ equity	$8,362,118	$6,884,436

See Notes to Consolidated Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2024 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Operations
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net investment income	$38,341	$36,237	$33,664
Realized gains (losses)	4,158	5,924	(9,643)
Total revenue	42,499	42,161	24,021

General operating expenses	75,387	59,051	59,307
Reimbursements from affiliates	(53,136)	(59,796)	(51,312)
Interest expense	125,023	107,180	97,051
Total expenses	147,274	106,435	105,046

Operating income (loss) before income taxes and equity in earnings of affiliates	(104,775)	(64,274)	(81,025)
Income tax benefit	19,832	10,706	12,426
Net operating loss before equity in earnings of affiliates	(84,943)	(53,568)	(68,599)
Equity in earnings of affiliates, net of tax	1,155,705	1,024,323	962,985
Net income	1,070,762	970,755	894,386

Other comprehensive income (loss):
Attributable to Parent Company	21,326	1,113	75,076
Attributable to affiliates	721,373	16,781	1,369,659
Comprehensive income (loss)	$1,813,461	$988,649	$2,339,121

See Notes to Consolidated Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2024 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,070,762	$970,755	$894,386
Equity in earnings of affiliates	(1,155,705)	(1,024,323)	(962,985)
Cash dividends from subsidiaries	692,690	459,535	407,042
Other, net	55,243	33,846	26,444
Cash provided from operations	662,990	439,813	364,887

Cash provided from (used for) investing activities:
Net decrease (increase) in short-term investments	(28,000)	13,996	(15,001)
Investment in subsidiaries	(12)	—	(10,010)
Acquisition of investments	(2,850)	(3,950)	(2,000)
Disposition of investments	1	—	—
Loaned money to affiliates	(557,016)	(479,629)	(846,002)
Repayments from affiliates	394,925	505,929	886,002
Additions to properties	(19,147)	(7,400)	—
Cash provided from (used for) investing activities	(212,099)	28,946	12,989

Cash provided from (used for) financing activities:
Repayment of debt	—	(165,612)	(300,000)
Proceeds from issuance of debt	530,000	170,000	400,000
Payment for debt issuance costs	(7,253)	(757)	(5,272)
Net change in commercial paper held less than 90 days	(13,878)	32,961	(46,289)
Proceeds from commercial paper with original maturities greater than 90 days	484,726	—	—
Repayment of commercial paper with original maturities greater than 90 days	(372,011)	—	—
Issuance of stock	51,756	114,080	111,970
Acquisitions of treasury stock	(1,002,109)	(511,100)	(454,638)
Borrowed money from affiliate	349,000	290,500	22,400
Repayments to affiliates	(296,600)	(290,500)	(22,400)
Payment of dividends	(108,755)	(107,386)	(103,817)
Cash provided from (used for) financing activities	(385,124)	(467,814)	(398,046)

Net increase (decrease) in cash	65,767	945	(20,170)
Cash balance at beginning of period	1,003	58	20,228
Cash balance at end of period	$66,770	$1,003	$58

See Notes to Consolidated Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2024 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Notes to Condensed Financial Statements
(Dollar amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Globe Life from the subsidiaries were as follows:

	Year Ended December 31,
	2024	2023	2022
Dividends from subsidiaries	$692,690	$459,535	$407,042

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes non-cash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation not involving cash	$40,118	$30,736	$35,650

 The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2024	2023	2022
Interest paid	$114,459	$104,493	$96,903
Income taxes paid (received)	(13,126)	(10,408)	(11,537)

Note C—Preferred Stock

As of December 31, 2024, Globe Life had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Globe Life common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Globe Life capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2024 FORM 10-K

Globe Life Inc.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Dollar Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2024
Life insurance in force	$227,975,584	$671,056	$1,823,957	$229,128,485	0.8
Premiums(2):
Life insurance	$3,235,744	$4,649	$17,994	$3,249,089	0.6
Health insurance	1,384,080	2,449	23,294	1,404,925	1.7
Total premium	$4,619,824	$7,098	$41,288	$4,654,014	0.9
For the Year Ended December 31, 2023
Life insurance in force	$225,286,002	$685,289	$1,996,223	$226,596,936	0.9
Premiums(2):
Life insurance	$3,109,838	$4,597	$19,104	$3,124,345	0.6
Health insurance	1,281,720	2,720	39,773	1,318,773	3.0
Total premium	$4,391,558	$7,317	$58,877	$4,443,118	1.3
For the Year Ended December 31, 2022
Life insurance in force	$222,098,389	$662,569	$2,172,728	$223,608,548	1.0
Premiums(2):
Life insurance	$2,999,637	$4,361	$19,009	$3,014,285	0.6
Health insurance	1,238,498	3,091	47,010	1,282,417	3.7
Total premium	$4,238,135	$7,452	$66,019	$4,296,702	1.5
(1)No amounts have been netted against ceded premium.
(2)Excludes policy charges of $12.3 million, $12.9 million, and $13.5 million in each of the years 2024, 2023, and 2022, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2024 FORM 10-K

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

Date: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:		By:	/s/ LINDA L. ADDISON *
	Matthew J. Adams		Linda L. Addison
	Director		Director

By:	/s/ MARILYN A. ALEXANDER *	By:	/s/ CHERYL D. ALSTON *
	Marilyn A. Alexander		Cheryl D. Alston
	Director		Director

By:	/s/ MARK A. BLINN *	By:	/s/ JAMES P. BRANNEN *
	Mark A. Blinn		James P. Brannen
	Director		Director

By:	/s/ ALICE S. CHO *	By:
	Alice S. Cho		Philip M. Jacobs
	Director		Director

By:	/s/ STEVEN P. JOHNSON *	By:	/s/ DAVID A. RODRIGUEZ *
	Steven P. Johnson		David A. Rodriguez
	Director		Director

By:	/s/ MARY E. THIGPEN *
Mary E. Thigpen
Director

Date: February 26, 2025		*By:	/s/ THOMAS P. KALMBACH
Thomas P. Kalmbach
Attorney-in-fact

GL 2024 FORM 10-K