Form 10-Q
period 2025-03-31
GLOBE LIFE INC.
filed 2025-05-07
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common Stock, $1.00 Par Value	82,542,877
GL Q1 2025 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q1 2025 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2025—$18,974,367; 2024—$18,835,809, allowance for credit losses: 2025— $10,355; 2024— $10,395)	$17,504,967	$17,155,012
Mortgage loans	426,174	396,088
Policy loans	708,175	699,669
Other long-term investments (includes: 2025—$989,027; 2024—$986,766 under the fair value option)	1,236,624	1,235,759
Short-term investments	134,066	85,035
Total investments	20,010,006	19,571,563
Cash	232,270	165,325
Accrued investment income	287,562	269,791
Other receivables	691,523	691,907
Deferred acquisition costs	6,623,644	6,495,589
Goodwill	490,446	490,446
Other assets	1,369,808	1,391,560
Total assets	$29,705,259	$29,076,181
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2025—$17,719,841; 2024—$17,552,564)	$18,756,844	$18,457,263
Unearned and advance premium	273,887	257,631
Policy claims and other benefits payable	546,670	532,832
Other policyholders' funds	463,148	468,604
Total policy liabilities	20,040,549	19,716,330
Current and deferred income taxes	807,735	731,255
Short-term debt	476,891	415,401
Long-term debt (estimated fair value: 2025—$2,150,340; 2024—$2,122,772)	2,324,945	2,324,251
Other liabilities	629,723	583,424
Total liabilities	24,279,843	23,770,661
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2025 and 2024	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2025—97,218,183 issued; 2024—97,218,183 issued)	97,218	97,218
Additional paid-in-capital	524,041	527,795
Accumulated other comprehensive income (loss)	(1,970,873)	(2,029,720)
Retained earnings	8,224,948	8,002,521
Treasury stock, at cost: (2025—14,297,002 shares; 2024—13,240,616 shares)	(1,449,918)	(1,292,294)
Total shareholders' equity	5,425,416	5,305,520
Total liabilities and shareholders' equity	$29,705,259	$29,076,181
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Life premium	$829,863	$804,265
Health premium	369,791	341,019
Total premium	1,199,654	1,145,284
Net investment income	280,614	282,578
Realized gains (losses)	85	(11,799)
Other income	69	76
Total revenue	1,480,422	1,416,139

Benefits and expenses:
Life policyholder benefits(1)	509,756	519,871
Health policyholder benefits(2)	233,929	202,327
Other policyholder benefits	7,080	9,595
Total policyholder benefits	750,765	731,793

Amortization of deferred acquisition costs	105,515	99,478
Commissions, premium taxes, and non-deferred acquisition costs	164,323	148,110
Other operating expense	108,746	93,214
Interest expense	34,992	28,621
Total benefits and expenses	1,164,341	1,101,216

Income before income taxes	316,081	314,923
Income tax benefit (expense)	(61,518)	(60,706)
Net income	$254,563	$254,217

Basic net income per common share	$3.05	$2.71

Diluted net income per common share	$3.01	$2.67

(1) Net of a remeasurement gain of $8.5 million for the three months ended March 31, 2025, and a remeasurement gain of $4.9 million for the same period in 2024.
(2)    Net of a remeasurement gain of $444 thousand for the three months ended March 31, 2025 and a remeasurement gain of $3.2 million for the same period in 2024.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$254,563	$254,217

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	215,128	(305,016)
Other reclassification adjustments included in net income	(3,341)	(2,412)
Foreign exchange adjustment on fixed maturities recorded at fair value	(430)	1,617
Total unrealized investment gains (losses)	211,357	(305,811)
Less applicable tax (expense) benefit	(44,387)	64,222
Unrealized gains (losses) on investments, net of tax	166,970	(241,589)

Future Policy Benefits:
Change in discount rate on future policy benefits	(139,352)	704,596
Less applicable tax (expense) benefit	29,263	(147,964)
Future policy benefit adjustments, net of tax	(110,089)	556,632

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	2,421	(12,597)
Less applicable tax (expense) benefit	(508)	2,646
Foreign exchange translation adjustments, other than securities, net of tax	1,913	(9,951)

Pension:
Pension adjustments	68	118
Less applicable tax (expense) benefit	(15)	(27)
Pension adjustments, net of tax	53	91

Other comprehensive income (loss)	58,847	305,183
Comprehensive income (loss)	$313,410	$559,400

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$—	$97,218	$527,795	$(2,029,720)	$8,002,521	$(1,292,294)	$5,305,520
Comprehensive income (loss)	—	—	—	58,847	254,563	—	313,410
Common dividends declared ($0.2700 per share)	—	—	—	—	(22,383)	—	(22,383)
Acquisition of treasury stock	—	—	—	—	—	(264,544)	(264,544)
Stock-based compensation	—	—	(3,754)	—	—	15,773	12,019
Exercise of stock options	—	—	—	—	(9,753)	91,147	81,394
Balance at March 31, 2025	—	97,218	524,041	(1,970,873)	8,224,948	(1,449,918)	5,425,416

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$—	$102,218	$532,474	$(2,772,419)	$7,478,813	$(854,283)	$4,486,803
Comprehensive income (loss)	—	—	—	305,183	254,217	—	559,400
Common dividends declared ($0.2400 per share)	—	—	—	—	(22,603)	—	(22,603)
Acquisition of treasury stock	—	—	—	—	—	(23,469)	(23,469)
Stock-based compensation	—	—	(5,612)	—	(438)	15,317	9,267
Exercise of stock options	—	—	—	—	(3,334)	33,097	29,763
Balance at March 31, 2024	—	102,218	526,862	(2,467,236)	7,706,655	(829,338)	5,039,161

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash provided from (used for) operating activities	$431,887	$350,806

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	53,911	27,853
Fixed maturities available for sale—matured or other redemptions	58,796	59,871
Mortgage loans	6,237	7,896
Other long-term investments	18,927	573
Total investments sold or matured	137,871	96,193
Acquisition of investments:
Fixed maturities—available for sale	(236,058)	(682,427)
Mortgage loans	(35,471)	(58,406)
Other long-term investments	(15,889)	(80,468)
Total investments acquired	(287,418)	(821,301)
Net (increase) decrease in policy loans	(8,506)	(7,621)
Net (increase) decrease in short-term investments	(49,031)	23,327
Additions to property and equipment	(11,746)	(9,106)
Investments in low-income housing interests	(21,124)	(13,428)
Cash provided from (used for) investing activities	(239,954)	(731,936)

Cash provided from (used for) financing activities:
Issuance of common stock	81,394	29,763
Cash dividends paid to shareholders	(20,146)	(21,117)
Net borrowing from Federal Home Loan Bank (FHLB)	70,000	242,000
Net borrowing (repayment) of commercial paper	(58,474)	5,304
Proceeds from commercial paper with original maturities greater than 90 days	184,470	—
Repayment of commercial paper with original maturities greater than 90 days	(134,506)	—
Acquisition of treasury stock	(264,544)	(23,469)
Net receipts (payments) from deposit-type products	17,342	124,475
Cash provided from (used for) financing activities	(124,464)	356,956

Effect of foreign exchange rate changes on cash	(524)	4,565
Net increase (decrease) in cash	66,945	(19,609)
Cash at beginning of year	165,325	103,156
Cash at end of period	$232,270	$83,547

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q1 2025 FORM 10-Q

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

Globe Life provides a variety of life and supplemental health insurance products to a broad base of customers. The Company is organized into three reportable segments: life insurance, supplemental health insurance, and investments.

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at March 31, 2025, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended March 31, 2025 and 2024. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that were included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 26, 2025.

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

Reinsurance and Recapture: In the normal course of business, Globe Life insurance subsidiaries will enter into reinsurance agreements to limit their exposure to the risk of loss as well as enhance their capital position. The Company entered into a coinsurance transaction with funds withheld agreement with a third-party reinsurer on March 6, 2025, with an agreement effective date of January 1, 2025. Under the terms of the agreement Globe Life ceded 100% of the liabilities, net of existing reinsurance, associated with certain term and whole life insurance policies. The contract will be accounted for under deposit accounting as it did not pass the risk transfer requirements for reinsurance treatment on a GAAP basis. Since the agreement is subject to deposit accounting and meets the right of offset conditions outlined in the accounting policy the Company recorded the initial coinsurance, ceding commission and funds withheld balance on a net basis. At inception, no cash was exchanged between the parties and subsequently, a risk charge was recorded as a component of net investment income in the Condensed Consolidated Statement of Operations, with net cash settlements occurring quarterly between the parties.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
On March 31, 2025, the Company entered into a recapture and termination agreement with a third-party reinsurer to recapture certain policies that had previously been ceded under a reinsurance agreement dated November 12, 2001. The recapture was executed to accomplish common objectives between the Company and the reinsurer. As a result of the transaction, the Company received net proceeds of $39 million, which are reflected as operating cash flows in the Condensed Consolidated Statement of Cash Flows. The Company also recognized a gain of approximately $14 million in policy holder benefits in the Condensed Consolidated Statement of Operations.

Note 2—New Accounting Standards

Accounting Pronouncements Yet to be Adopted: ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, adds disclosure requirements to disaggregate information related to the effective tax rate reconciliation and information on income taxes paid. The disclosures will enhance the assessment of an entity’s operations and related tax risks.

This standard is effective for the Company for annual periods beginning on January 1, 2025, and will be implemented on a prospective basis. The Company does not expect the standard will have a material impact on the condensed consolidated financial statements. The guidance requires only additional disclosure, as a result there will be no effects on our financial position, results of operations or cash flows.

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

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

	Three Months Ended March 31, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2025	$(1,319,618)	$(709,042)	$(21,757)	$20,697	$(2,029,720)
Other comprehensive income (loss) before reclassifications, net of tax	169,609	(110,089)	1,913	—	61,433
Reclassifications, net of tax	(2,639)	—	—	53	(2,586)
Other comprehensive income (loss)	166,970	(110,089)	1,913	53	58,847
Balance at March 31, 2025	$(1,152,648)	$(819,131)	$(19,844)	$20,750	$(1,970,873)

	Three Months Ended March 31, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2024	$(827,596)	$(1,947,391)	$4,719	$(2,151)	$(2,772,419)
Other comprehensive income (loss) before reclassifications, net of tax	(239,684)	556,632	(9,951)	—	306,997
Reclassifications, net of tax	(1,905)	—	—	91	(1,814)
Other comprehensive income (loss)	(241,589)	556,632	(9,951)	91	305,183
Balance at March 31, 2024	$(1,069,185)	$(1,390,759)	$(5,232)	$(2,060)	$(2,467,236)

Reclassification Adjustments: Reclassification adjustments out of accumulated other comprehensive income are presented below for the three month periods ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Affected line items in the Statements of Operations
Component Line Item	2025	2024
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$(828)	$(228)	Realized (gains) losses
Amortization of (discount) premium	(2,513)	(2,184)	Net investment income
Total before tax	(3,341)	(2,412)
Tax	702	507	Income taxes
Total after-tax	(2,639)	(1,905)
Pension adjustments:
Amortization of prior service cost	292	269	Other operating expense
Amortization of actuarial (gain) loss	(224)	(151)	Other operating expense
Total before tax	68	118
Tax	(15)	(27)	Income taxes
Total after-tax	53	91
Total reclassification (after-tax)	$(2,586)	$(1,814)

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at March 31, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At March 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$407,846	$—	$61	$(31,928)	$375,979	2
States, municipalities, and political subdivisions	3,295,133	—	27,554	(561,706)	2,760,981	16
Foreign governments	37,681	—	20	(9,320)	28,381	—
Corporates, by sector:
Industrials	7,971,906	(7,058)	138,014	(717,612)	7,385,250	42
Financial	5,026,161	—	107,057	(371,016)	4,762,202	27
Utilities	2,104,309	—	57,954	(101,935)	2,060,328	12
Total corporates	15,102,376	(7,058)	303,025	(1,190,563)	14,207,780	81
Collateralized debt obligations	36,609	—	5,046	—	41,655	—
Other asset-backed securities	94,722	(3,297)	69	(1,303)	90,191	1
Total fixed maturities	$18,974,367	$(10,355)	$335,775	$(1,794,820)	$17,504,967	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$401,753	$—	$1	$(42,794)	$358,960	2
States, municipalities, and political subdivisions	3,300,901	—	20,662	(534,759)	2,786,804	16
Foreign governments	36,883	—	18	(8,870)	28,031	—
Corporates, by sector:
Industrials	7,889,074	(7,098)	105,610	(805,330)	7,182,256	42
Financial	5,006,375	—	82,598	(413,043)	4,675,930	27
Utilities	2,081,366	—	39,716	(118,007)	2,003,075	12
Total corporates	14,976,815	(7,098)	227,924	(1,336,380)	13,861,261	81
Collateralized debt obligations	36,923	—	5,943	—	42,866	—
Other asset-backed securities	82,534	(3,297)	39	(2,186)	77,090	1
Total fixed maturities	$18,835,809	$(10,395)	$254,587	$(1,924,989)	$17,155,012	100
(1)Amount reported in the balance sheet.
(2)At fair value.

The Company had unfunded commitments of $155 million and $167 million in fixed maturities at March 31, 2025 and December 31, 2024, respectively.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The Company has exposure to real estate investment trusts with an average rating of BBB+, which had a fair value of $397 million (2% of the total fixed maturity portfolio) and $405 million (2% of the total fixed maturity portfolio) at March 31, 2025 and December 31, 2024, respectively.

A schedule of fixed maturities available for sale by contractual maturity date at March 31, 2025, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At March 31, 2025
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$117,643	$117,820
Due after one year through five years	767,696	787,970
Due after five years through ten years	1,925,094	1,963,237
Due after ten years through twenty years	8,804,536	8,303,529
Due after twenty years	7,221,009	6,200,565
Mortgage-backed and asset-backed securities	128,034	131,846
	$18,964,012	$17,504,967

Analysis of Investment Operations: "Net investment income" for the three month periods ended March 31, 2025 and 2024 is summarized as follows:

	Three Months Ended March 31,
	2025	2024	% Change
Fixed maturities available for sale	$242,210	$246,098	(2)
Policy loans	13,658	12,816	7
Mortgage loans	6,668	6,760	(1)
Other long-term investments(1)	23,079	19,663	17
Short-term investments	1,476	1,688
	287,091	287,025	—
Less investment expense	(6,477)	(4,447)	46
Net investment income	$280,614	$282,578	(1)
(1)For the three months ended March 31, 2025 and 2024, the investment funds, accounted for under the fair value option method, recorded $19.2 million and $18.9 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended March 31,
	2025	2024
Fixed maturities available for sale:
Proceeds from sales(1)	$53,911	$27,853
Gross realized gains	1,478	175
Gross realized losses	(1,464)	(35)
(1)As of March 31, 2025 and 2024, the Company had $0 million and $0 of unsettled trades, respectively.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of "realized gains (losses)" is as follows:

	Three Months Ended March 31,
	2025	2024
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$788	$140
Provision for credit losses	40	88
Fair value option—change in fair value	2,371	(15,403)
Mortgage loans	433	(874)
Other investments	(1,078)	314
Realized gains (losses) from investments	2,554	(15,735)
Other gains (losses)	(2,469)	3,936
Total realized gains (losses)	85	(11,799)
Applicable tax	(18)	2,478
Realized gains (losses), net of tax	$67	$(9,321)
(1)During the three months ended March 31, 2025 and 2024, the Company recorded $55.7 million and $66.9 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in no realized gains (losses) in either period.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at March 31, 2025 and December 31, 2024:

	Fair Value Measurement at March 31, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$375,979	$—	$375,979
States, municipalities, and political subdivisions	—	2,760,981	—	2,760,981
Foreign governments	—	28,381	—	28,381
Corporates, by sector:
Industrials	—	7,204,316	180,934	7,385,250
Financial	—	4,632,305	129,897	4,762,202
Utilities	—	1,944,973	115,355	2,060,328
Total corporates	—	13,781,594	426,186	14,207,780
Collateralized debt obligations	—	—	41,655	41,655
Other asset-backed securities	—	66,598	23,593	90,191
Total fixed maturities	$—	$17,013,533	$491,434	$17,504,967
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2024:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$358,960	$—	$358,960
States, municipalities, and political subdivisions	—	2,786,804	—	2,786,804
Foreign governments	—	28,031	—	28,031
Corporates, by sector:
Industrials	—	6,998,900	183,356	7,182,256
Financial	—	4,551,737	124,193	4,675,930
Utilities	—	1,890,559	112,516	2,003,075
Total corporates	—	13,441,196	420,065	13,861,261
Collateralized debt obligations	—	—	42,866	42,866
Other asset-backed securities	—	65,907	11,183	77,090
Total fixed maturities	$—	$16,680,898	$474,114	$17,155,012
Percentage of total	—%	97%	3%	100%

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2025	$11,183	$42,866	$420,065	$474,114
Included in realized gains / losses	—	—	(1)	(1)
Included in other comprehensive income	30	5,046	(7,000)	(1,924)
Acquisitions	12,380	—	9,200	21,580
Sales	—	—	—	—
Amortization	—	1,136	(3)	1,133
Other(1)	—	(7,393)	3,925	(3,468)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at March 31, 2025	$23,593	$41,655	$426,186	$491,434
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3 classification:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At March 31, 2025	$30	$5,046	$(7,000)	$(1,924)
At March 31, 2024	—	(2,035)	(5,996)	(8,031)

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

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	March 31, 2025
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Private placement fixed maturities	$426,186	Determination of credit spread	Credit rating	B to AA	BBB+
Collateralized debt obligations	41,655	Discounted cash flows	Discount rate	12.00%	12.00%
Asset-backed securities	23,593	Determination of credit spread	Credit rating	CC - BBB	BB+
	$491,434
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

The collateral underlying the collateralized debt obligations consists primarily of trust preferred securities issued by banks and insurance companies. Collateralized debt obligations are valued at the present value of expected future cash flows using an unobservable discount rate. Expected cash flows are determined by scheduling the projected repayment of the collateral assuming no future defaults, deferrals, or recoveries. The discount rate is risk-adjusted to take these items into account. A significant increase (decrease) in the discount rate will produce a significant decrease (increase) in fair value. Additionally, a significant increase (decrease) in the cash flow expectations would result in a significant increase (decrease) in fair value. For more information regarding valuation procedures, please refer to Note 1—Significant Accounting Policies under the caption Fair Value Measurements, Investments in Securities disclosed in the Form 10-K.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of March 31, 2025	584	1,499	2,083
As of December 31, 2024	705	1,498	2,203

Globe Life's entire fixed maturity portfolio consisted of 2,571 issues by 1,018 different issuers at March 31, 2025 and 2,552 issues by 1,014 different issuers at December 31, 2024. The weighted-average quality rating of all unrealized loss positions at amortized cost was A- as of March 31, 2025 and December 31, 2024.

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at March 31, 2025 and December 31, 2024.

Analysis of Gross Unrealized Investment Losses

	At March 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$4,901	$(218)	$361,306	$(31,710)	$366,207	$(31,928)
States, municipalities, and political subdivisions	591,622	(25,816)	1,533,423	(535,890)	2,125,045	(561,706)
Foreign governments	—	—	25,227	(9,320)	25,227	(9,320)
Corporates, by sector:
Industrials	1,292,072	(58,960)	3,486,110	(630,367)	4,778,182	(689,327)
Financial	748,292	(42,463)	1,809,982	(312,039)	2,558,274	(354,502)
Utilities	359,881	(15,222)	546,222	(80,061)	906,103	(95,283)
Total corporates	2,400,245	(116,645)	5,842,314	(1,022,467)	8,242,559	(1,139,112)
Other asset-backed securities	41,588	(162)	24,974	(1,141)	66,562	(1,303)
Total investment grade securities	3,038,356	(142,841)	7,787,244	(1,600,528)	10,825,600	(1,743,369)

Below investment grade securities:
Corporates, by sector:
Industrials	60,152	(873)	153,494	(27,412)	213,646	(28,285)
Financial	7,133	(113)	101,771	(16,401)	108,904	(16,514)
Utilities	27,442	(1,867)	24,905	(4,785)	52,347	(6,652)
Total corporates	94,727	(2,853)	280,170	(48,598)	374,897	(51,451)
Other asset-backed securities	—	—	—	—	—	—
Total below investment grade securities	94,727	(2,853)	280,170	(48,598)	374,897	(51,451)
Total fixed maturities	$3,133,083	$(145,694)	$8,067,414	$(1,649,126)	$11,200,497	$(1,794,820)

        GL Q1 2025 FORM 10-Q

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

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended March 31,
	2025	2024
Allowance for credit losses beginning balance	$10,395	$7,115
Additions to allowance for which credit losses were not previously recorded	—	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	(40)	(88)
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—
Allowance for credit losses ending balance	$10,355	$7,027

As of March 31, 2025 and December 31, 2024, the Company had one fixed maturity security in non-accrual status with an amortized cost of $5.5 million and an allowance of $3.3 million.

Mortgage Loans (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Industrial	$128,598	30	$110,456	28
Multi-family	111,566	26	111,234	28
Hospitality	87,700	21	73,931	19
Retail	66,021	16	65,612	16
Mixed use	35,959	8	35,960	9
Office	3,061	1	6,539	2
Total recorded investment	432,905	102	403,732	102
Less allowance for credit losses	(6,731)	(2)	(7,644)	(2)
Carrying value, net of allowance for credit losses	$426,174	100	$396,088	100

	March 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Florida	$80,308	19	$63,308	16
Texas	72,214	17	75,131	19
New Jersey	55,912	13	51,744	13
California	48,380	11	48,371	12
Alabama	35,884	9	35,850	9
New York	31,883	8	34,975	9
Other	108,324	25	94,353	24
Total recorded investment	432,905	102	403,732	102
Less allowance for credit losses	(6,731)	(2)	(7,644)	(2)
Carrying value, net of allowance for credit losses	$426,174	100	$396,088	100

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables are reflective of the key factors, debt service coverage ratios, and loan-to-value (LTV) ratios that are utilized by management to monitor the performance of the portfolios. The Company only makes new investments in commercial mortgage loans that have a LTV ratio less than 80%. LTV ratios that exceed 80% are generally a result of decreases in the valuation of the underlying property. Generally, a higher LTV ratio and a lower debt service coverage ratio equates to higher risk of loss.

	March 31, 2025
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$66,631	$46,976	$268,913	$382,520	88
70% to 80%	—	—	—	—	—
81% to 90%	—	—	—	—	—
Greater than 90%	12,657	37,728	—	50,385	12
Total	$79,288	$84,704	$268,913	432,905	100
Less allowance for credit losses				(6,731)
Total, net of allowance for credit losses				$426,174
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

As of March 31, 2025, the Company had 36 loans in the portfolio. During the quarter, the Company evaluated the commercial mortgage loan portfolio on both an individual and pooling basis to determine the allowance for credit losses and determined five loans were collateral dependent or likely to foreclose. The allowance for credit losses on the five loans was determined using the practical expedient which was based on an estimate of fair value of the underlying collateral plus costs to sell the asset. The total principal balance of the five loans was $50.4 million and the allowance for these loans using the practical expedient was $3.2 million as of March 31, 2025. During the quarter, one loan with an outstanding principal value of $3.5 million was removed from the evaluation as a result of foreclosure. Additionally, there were three commercial mortgage loans in the process of foreclosure, with an outstanding par value of $42.2 million and outstanding interest due of $1.9 million as of March 31, 2025. For the three months ended March 31, 2025, the allowance for credit losses decreased by $913 thousand to $6.7 million. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Allowance for credit losses beginning balance	$7,644	$3,672
Provision (reversal) for credit losses	(248)	874
Reduction in allowance due to dispositions	(665)	—
Allowance for credit losses ending balance	$6,731	$4,546

As of March 31, 2025, the Company had four commercial mortgage loans in non-accrual status with a principal balance of $49 million. As of December 31, 2024, the Company had five commercial mortgage loans in non-accrual status with a principal balance of $53 million. The Company's unfunded commitment balance to commercial loan borrowers was $21 million as of March 31, 2025.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	March 31,
	March 31, 2025	December 31, 2024
Investment funds	$989,027	$986,766
Company-owned life insurance(1)	205,331	202,734
Other	42,266	46,259
Total	$1,236,624	$1,235,759
(1) Company-owned life insurance (COLI) is reported at cash surrender value.

The following table presents additional information about the Company's investment funds as of March 31, 2025 and December 31, 2024 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	March 31, 2025	December 31, 2024	March 31, 2025	Redemption Term/Notice(1)
Commercial mortgage loans	$560,271	$566,142	$192,336	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	212,692	202,008	179,305	Fully redeemable and non-redeemable with varying terms.
Infrastructure	179,980	179,627	25,000	Fully redeemable and non-redeemable with varying terms.
Other	36,084	38,989	59,098	Non-redeemable with varying terms
Total investment funds	$989,027	$986,766	$455,739
(1) Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.
(2) Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of March 31, 2025, unfunded commitments totaled $595 million, including funds past the investment period.

The Company had $19 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $456 million as of March 31, 2025.

Note 5—Commitments and Contingencies

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Guarantees: At March 31, 2025, Globe Life had no guarantee agreements which were either Parent Company guarantees of subsidiary obligations to a third party or Parent Company guarantees of obligations between wholly-owned subsidiaries. As of March 31, 2025, Globe Life had no liability with respect to these guarantees.

Letters of credit — The Parent Company has guaranteed letters of credit with a group of banks in connection with its credit facility. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The credit facility was amended on March 29, 2024 and now expires in 2029. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount of letters of credit outstanding at March 31, 2025 was $115 million.

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

On September 1, 2023, plaintiff Miné Caglar Cost (“Plaintiff”) filed a complaint against American Income Life Insurance Company in the Superior Court of the State of California for the County of Los Angeles, asserting a single claim for violation of the Private Attorneys General Act (“PAGA”) (Cost v. American Income Life Insurance Company, et al., Case No. 23SMCV04113). Plaintiff is a former California independent insurance sales agent who alleges one cause of action for civil penalties under PAGA arising out of alleged violations of the wage-and-hour provisions of the California Labor Code stemming from American Income Life Insurance Company's alleged misclassification of Plaintiff and other California-based sales agents as independent contractors. American Income Life Insurance Company filed a motion to compel arbitration on an individual basis and stay the representative component of Plaintiff’s claims, to which Plaintiff stipulated. On December 12, 2023, the Court approved the parties’ stipulation to compel the matter to individual arbitration and stayed the case pending the completion of the individual arbitration, to commence on October 27, 2025.

On November 30, 2023, Globe Life Inc. and its subsidiary, American Income Life Insurance Company, received subpoenas from the U.S. Attorney’s Office for the Western District of Pennsylvania, seeking documents relating to sales practices by certain independent sales agents contracted to sell American Income Life Insurance Company policies. Globe Life Inc. and American Income Life Insurance Company continue to fully cooperate in responding to the Department of Justice’s requests. The Department of Justice has not asserted any claims or made allegations

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
against Globe Life Inc. and American Income Life Insurance Company, and Globe Life Inc. currently is not aware that any legal proceedings are contemplated by governmental authorities. While no assurances can be made, at present management does not believe that it is reasonably possible or probable that this matter will result in a material loss.

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

Also pending in the Eastern District of Texas is a consolidated shareholder derivative suit that is closely related to the putative securities class action disclosed above (the “City of Miami Matter”). On November 7, 2024, Globe Life Inc. shareholder Jui Cheng Hsiao filed a shareholder derivative complaint against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors. On November 14, 2024, Globe Life Inc. shareholder Gautam Jadhav filed a shareholder derivative complaint against the same set of defendants. Each shareholder derivative complaint asserts one claim for breach of fiduciary duty against the individual defendants and alleges that the individual defendants breached their fiduciary duties to Globe Life Inc. by causing or permitting Globe Life Inc. to make misleading statements about its performance and financial results. The allegations are substantially similar to the allegations made in the City of Miami Matter and derive from the Fuzzy Panda short seller report. On November 25, 2024, the two shareholder plaintiffs moved to consolidate the two actions into one action and the Court granted the motion on January 3, 2025 (In re Globe Life Inc. Stockholder Derivative Litigation, Lead Case No. 4:24-cv-00993-ALM (E.D. Tex.)). The case is before the same Court as the City of Miami Matter. On January 16, 2025, the parties filed a joint motion to stay such proceedings pending the Court’s resolution of the motion to dismiss filed by Globe Life Inc. in the City of Miami Matter. The Court granted such joint motion to stay the proceedings on January 25, 2025.

On September 26, 2024, Globe Life Inc. and its subsidiary, American Income Life Insurance Company, were notified by the Equal Employment Opportunity Commission (EEOC) that the EEOC conducted an investigation of charges filed against Globe Life Inc. and/or American Income Life Insurance Company by five former sales agents and one then-current sales agent. The EEOC asserts that there is reasonable cause to believe the six complainants were employees, not independent contractors, of Globe Life Inc. and/or American Income Life Insurance Company and were discriminated against on the basis of sex, and that one complainant was also discriminated against on the basis of race. In addition, the EEOC asserts that there is reasonable cause to believe that a class of female workers were employees, not independent contractors, and were subject to unlawful conduct which also constitutes a

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
pattern-or-practice of discrimination. The EEOC’s investigative findings are not binding on Globe Life Inc. The EEOC’s procedures provide for a conciliation process that has concluded without achieving a resolution. The EEOC may elect to file a lawsuit in federal court on behalf of the workers based on the alleged statutory violations. The EEOC has not filed any legal proceedings at this time. In the event the EEOC elects to pursue any claims in court, Globe Life Inc. intends to defend against any such lawsuit vigorously. The outcome of litigation of this type would be inherently uncertain and cannot be reasonably estimated or determined at this time. There is always the possibility that a Court rules in a manner that is adverse to the interests of Globe Life Inc.

        GL Q1 2025 FORM 10-Q

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three month periods ended March 31, 2025 and 2024:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$4,681,888	$6,052,651	$1,129,716	$478,052	$12,342,307
Beginning balance at original discount rates	4,523,329	5,664,259	1,077,831	443,949	11,709,368
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(48,248)	(36,229)	(10,448)	(1,851)	(96,776)
Adjusted balance at January 1, 2024	4,475,081	5,628,030	1,067,383	442,098	11,612,592
Issuances(1)	211,847	149,231	26,164	5,931	393,173
Interest accrual(2)	53,823	73,420	13,839	5,764	146,846
Net premiums collected(3)	(135,686)	(152,631)	(33,901)	(11,401)	(333,619)
Effect of changes in the foreign exchange rate	(8,927)	—	—	—	(8,927)
Ending balance at original discount rates	4,596,138	5,698,050	1,073,485	442,392	11,810,065
Effect of change from original to current discount rates	56,533	247,209	28,724	21,777	354,243
Balance at March 31, 2024	$4,652,671	$5,945,259	$1,102,209	$464,169	$12,164,308

Balance at January 1, 2025	$4,645,917	$5,622,906	$1,048,447	$440,047	$11,757,317
Beginning balance at original discount rates	4,656,710	5,504,912	1,047,020	430,276	11,638,918
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(51,617)	(38,917)	(7,916)	(3,689)	(102,139)
Adjusted balance at January 1, 2025	4,605,093	5,465,995	1,039,104	426,587	11,536,779
Issuances(1)	195,634	121,780	25,780	5,210	348,404
Interest accrual(2)	56,466	72,207	13,521	5,625	147,819
Net premiums collected(3)	(139,565)	(147,711)	(33,262)	(10,986)	(331,524)
Effect of changes in the foreign exchange rate	2,105	—	—	—	2,105
Ending balance at original discount rates	4,719,733	5,512,271	1,045,143	426,436	11,703,583
Effect of change from original to current discount rates	37,311	173,844	13,553	13,834	238,542
Balance at March 31, 2025	$4,757,044	$5,686,115	$1,058,696	$440,270	$11,942,125
(1)Issuances represent the present value, using the original discount rate, of the expected net premiums related to new policies issued during each respective period.
(2)The interest accrual is the interest earned on the beginning present value of the expected net premiums, as well as the interest on actual net premiums earned during the period, using the original interest rate.
(3)Net premiums collected represent the product of the current period net premium ratio and the gross premiums collected during the period on the in force business.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158
Beginning balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(52,221)	(36,444)	(10,449)	(2,867)	(101,981)
Adjusted balance at January 1, 2024	9,009,612	8,620,308	3,327,803	3,503,992	24,461,715
Issuances(1)	211,847	149,231	26,164	5,931	393,173
Interest accrual(2)	120,201	117,925	44,554	52,136	334,816
Benefit payments(3)	(104,758)	(159,061)	(58,109)	(34,177)	(356,105)
Effect of changes in the foreign exchange rate	(20,637)	—	—	—	(20,637)
Ending balance at original discount rates	9,216,265	8,728,403	3,340,412	3,527,882	24,812,962
Effect of change from original to current discount rates	741,828	771,812	159,330	576,010	2,248,980
Balance at March 31, 2024	$9,958,093	$9,500,215	$3,499,742	$4,103,892	$27,061,942

Balance at January 1, 2025	$9,870,692	$9,125,112	$3,377,517	$3,960,963	$26,334,284
Beginning balance at original discount rates	9,508,588	8,660,948	3,340,219	3,582,068	25,091,823
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(55,814)	(41,948)	(8,711)	(5,447)	(111,920)
Adjusted balance at January 1, 2025	9,452,774	8,619,000	3,331,508	3,576,621	24,979,903
Issuances(1)	195,633	121,779	25,780	5,211	348,403
Interest accrual(2)	127,459	119,194	44,736	53,386	344,775
Benefit payments(3)	(109,126)	(150,039)	(54,594)	(34,896)	(348,655)
Effect of changes in the foreign exchange rate	4,347	—	—	—	4,347
Ending balance at original discount rates	9,671,087	8,709,934	3,347,430	3,600,322	25,328,773
Effect of change from original to current discount rates	441,809	543,806	68,427	409,657	1,463,699
Balance at March 31, 2025	$10,112,896	$9,253,740	$3,415,857	$4,009,979	$26,792,472
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
(3)Benefit payments represent the release of the present value, using the original discount rate, of the actual future policy benefits incurred during the period due to death, surrender, and maturity benefit payments based on the expected assumptions.

        GL Q1 2025 FORM 10-Q

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

	Life
	Net liability for future policy benefits as of March 31, 2025
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$4,951,354	$3,197,663	$2,302,287	$3,173,886	$13,625,190
Effect of changes in discount rate assumptions	404,498	369,962	54,874	395,823	1,225,157
Other adjustments(1)	224	208	—	75	507
Net liability for future policy benefits, after other adjustments, at current discount rates	5,356,076	3,567,833	2,357,161	3,569,784	14,850,854
Reinsurance recoverable	(186)	—	(7,922)	(14)	(8,122)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,355,890	$3,567,833	$2,349,239	$3,569,770	$14,842,732
(1)Other adjustments include the Company's effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three month periods ended March 31, 2025 and 2024:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2024	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728
Beginning balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(40,531)	(17,092)	(11,410)	(3,550)	(2,316)	(74,899)
Adjusted balance at January 1, 2024	3,585,272	1,766,081	337,160	198,319	107,564	5,994,396
Issuances(1)	104,603	64,008	13,558	9,949	4,609	196,727
Interest accrual(2)	41,822	18,103	4,227	2,283	1,368	67,803
Net premiums collected(3)	(70,249)	(46,400)	(12,780)	(5,839)	(2,678)	(137,946)
Effect of changes in the foreign exchange rate	—	—	—	(862)	—	(862)
Ending balance at original discount rates	3,661,448	1,801,792	342,165	203,850	110,863	6,120,118
Effect of change from original to current discount rates	(8,053)	(107,766)	3,276	(55)	3,016	(109,582)
Balance at March 31, 2024	$3,653,395	$1,694,026	$345,441	$203,795	$113,879	$6,010,536

Balance at January 1, 2025	$3,885,530	$1,734,875	$337,119	$223,247	$133,377	$6,314,148
Beginning balance at original discount rates	3,948,856	1,867,873	338,275	225,141	131,919	6,512,064
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(28,215)	(13,901)	(10,720)	(4,881)	(1,415)	(59,132)
Adjusted balance at January 1, 2025	3,920,641	1,853,972	327,555	220,260	130,504	6,452,932
Issuances(1)	117,625	64,760	12,657	10,441	6,662	212,145
Interest accrual(2)	46,870	19,640	4,090	2,643	1,681	74,924
Net premiums collected(3)	(79,516)	(49,418)	(13,120)	(6,714)	(3,435)	(152,203)
Effect of changes in the foreign exchange rate	—	—	—	222	—	222
Ending balance at original discount rates	4,005,620	1,888,954	331,182	226,852	135,412	6,588,020
Effect of change from original to current discount rates	(11,927)	(111,603)	1,749	421	2,971	(118,389)
Balance at March 31, 2025	$3,993,693	$1,777,351	$332,931	$227,273	$138,383	$6,469,631
(1)Issuances represent the present value, using the original discount rate, of the expected net premiums related to new policies issued during each respective period.
(2)The interest accrual is the interest earned on the beginning present value of the expected net premiums, as well as the interest on actual net premiums earned during the period, using the original interest rate.
(3)Net premiums collected represent the product of the current period net premium ratio and the gross premiums collected during the period on the in force business.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2024	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002
Beginning balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(40,325)	(19,049)	(12,821)	(4,002)	(2,321)	(78,518)
Adjusted balance at January 1, 2024	3,701,205	3,487,640	803,998	311,429	102,180	8,406,452
Issuances(1)	104,431	64,008	13,349	9,949	4,598	196,335
Interest accrual(2)	43,444	35,663	10,833	3,937	1,368	95,245
Benefit payments(3)	(82,085)	(33,037)	(23,864)	(6,402)	(3,096)	(148,484)
Effect of changes in the foreign exchange rate	—	—	—	(1,548)	—	(1,548)
Ending balance at original discount rates	3,766,995	3,554,274	804,316	317,365	105,050	8,548,000
Effect of change from original to current discount rates	(10,461)	(282,670)	29,690	11,418	2,725	(249,298)
Balance at March 31, 2024	$3,756,534	$3,271,604	$834,006	$328,783	$107,775	$8,298,702

Balance at January 1, 2025	$3,960,432	$3,336,546	$804,695	$355,303	$129,277	$8,586,253
Beginning balance at original discount rates	4,026,860	3,712,044	791,141	348,711	127,975	9,006,731
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(25,054)	(15,756)	(11,005)	(6,195)	(1,191)	(59,201)
Adjusted balance at January 1, 2025	4,001,806	3,696,288	780,136	342,516	126,784	8,947,530
Issuances(1)	117,400	64,760	12,478	10,441	6,630	211,709
Interest accrual(2)	47,983	38,756	10,470	4,456	1,681	103,346
Benefit payments(3)	(100,534)	(38,334)	(24,422)	(5,320)	(4,273)	(172,883)
Effect of changes in the foreign exchange rate	—	—	—	352	—	352
Ending balance at original discount rates	4,066,655	3,761,470	778,662	352,445	130,822	9,090,054
Effect of change from original to current discount rates	(15,333)	(330,868)	20,778	10,095	2,741	(312,587)
Balance at March 31, 2025	$4,051,322	$3,430,602	$799,440	$362,540	$133,563	$8,777,467
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
(3)Benefit payments represent the release of the present value, using the original discount rate, of the actual future policy benefits incurred during the period based on the expected assumptions.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of March 31, 2024
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$105,547	$1,752,482	$462,151	$113,515	$(5,813)	$2,427,882
Effect of changes in discount rate assumptions	(2,408)	(174,904)	26,414	11,473	(291)	(139,716)
Other adjustments(1)	14,449	444	11,254	749	6,838	33,734
Net liability for future policy benefits, after other adjustments, at current discount rates	117,588	1,578,022	499,819	125,737	734	2,321,900
Reinsurance recoverable	(3,096)	(10,577)	(1,224)	—	—	(14,897)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$114,492	$1,567,445	$498,595	$125,737	$734	$2,307,003
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

	Health
	Net liability for future policy benefits as of March 31, 2025
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	61,035	1,872,516	447,480	125,593	(4,590)	2,502,034
Effect of changes in discount rate assumptions	(3,406)	(219,265)	19,029	9,674	(230)	(194,198)
Other adjustments(1)	34,570	1,315	11,363	699	5,575	53,522
Net liability for future policy benefits, after other adjustments, at current discount rates	92,199	1,654,566	477,872	135,966	755	2,361,358
Reinsurance recoverable	(2,511)	—	(988)	—	—	(3,499)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$89,688	$1,654,566	$476,884	$135,966	$755	$2,357,859
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience and the amount due to assumption updates, for three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Life Remeasurement Gain (Loss)—Experience:
American Income	$4,179	$3,972
Direct to Consumer	2,980	166
Liberty National	182	112
Other	1,184	606
Total Life Remeasurement Gain (Loss)—Experience	8,525	4,856

Life Remeasurement Gain (Loss)—Assumption Updates(1):
American Income	—	—
Direct to Consumer	—	—
Liberty National	—	—
Other	—	—
Total Life Remeasurement Gain (Loss)—Assumption Updates	—	—

Total Life Remeasurement Gain (Loss)	8,525	4,856

Health Remeasurement Gain (Loss)—Experience:
United American	(3,820)	(336)
Family Heritage	1,836	1,883
Liberty National	1,183	1,211
American Income	1,249	430
Direct to Consumer	(4)	20
Total Health Remeasurement Gain (Loss)—Experience	444	3,208

Health Remeasurement Gain (Loss)—Assumption Updates(1):
United American	—	—
Family Heritage	—	—
Liberty National	—	—
American Income	—	—
Direct to Consumer	—	—
Health Remeasurement Gain (Loss)—Assumption Updates	—	—

Total Health Remeasurement Gain (Loss)	$444	$3,208
(1)Changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits occur annually. There were no changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits during the three months ended March 31, 2025 and 2024.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table reconciles the liability for future policy benefits to the Condensed Consolidated Balance Sheets as of March 31, 2025 and 2024:

	At Original Discount Rates		At Current Discount Rates
	As of March 31,		As of March 31,
	2025	2024	2025	2024
Life(1):
American Income	$4,951,442	$4,620,358	$5,356,076	$5,305,709
Direct to Consumer	3,197,663	3,030,353	3,567,833	3,558,505
Liberty National	2,302,287	2,265,329	2,357,161	2,402,951
Other	3,173,917	3,085,512	3,569,784	3,639,808
Net liability for future policy benefits—long duration life	13,625,309	13,001,552	14,850,854	14,906,973
Health(1):
United American	92,197	117,042	92,199	117,588
Family Heritage	1,872,606	1,752,138	1,654,566	1,578,022
Liberty National	458,182	472,140	477,872	499,819
American Income	126,186	114,146	135,966	125,737
Direct to Consumer	722	707	755	734
Net liability for future policy benefits—long duration health	2,549,893	2,456,173	2,361,358	2,321,900
Deferred profit liability	179,229	174,605	179,229	174,605
Deferred annuity	636,219	739,019	636,219	739,019
Interest sensitive life	720,269	729,721	720,269	729,721
Other	8,922	9,810	8,915	9,805
Total future policy benefits	$17,719,841	$17,110,880	$18,756,844	$18,882,023
(1)Balances are presented net of the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of March 31, 2025 and 2024:

	As of March 31,
	2025		2024
	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.4%	5.7%	5.2%
Direct to Consumer	5.9%	5.4%	6.0%	5.2%
Liberty National	5.6%	5.4%	5.6%	5.2%
Other	6.2%	5.5%	6.2%	5.2%

Health
United American	5.1%	5.1%	5.1%	5.0%
Family Heritage	4.2%	5.2%	4.2%	5.1%
Liberty National	5.8%	5.3%	5.8%	5.2%
American Income	5.8%	5.1%	5.8%	5.0%
Direct to Consumer	5.1%	5.1%	5.1%	5.0%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of March 31, 2025 and 2024:

	As of March 31,
	2025		2024
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.67	22.59	23.05	23.33
Direct to Consumer	19.17	20.11	19.57	21.01
Liberty National	15.32	15.27	15.16	15.60
Other	15.90	16.74	16.18	17.59

Health
United American	11.70	10.60	11.53	10.74
Family Heritage	15.31	14.16	15.07	14.34
Liberty National	9.37	9.24	9.23	9.39
American Income	12.47	12.50	12.28	12.67
Direct to Consumer	11.70	10.60	11.53	10.74

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024:

	Life
	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
American Income	$437,449	$70,993	$413,759	$66,379
Direct to Consumer	242,870	46,967	245,194	44,460
Liberty National	95,300	31,049	89,871	30,542
Other	49,914	47,285	51,069	45,917
Total	$825,533	$196,294	$799,893	$187,298

	Health
	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
United American	$116,396	$1,049	$104,097	$1,567
Family Heritage	112,354	19,116	103,391	17,431
Liberty National	47,753	6,355	47,434	6,583
American Income	29,754	1,812	28,919	1,655
Direct to Consumer	4,136	—	3,657	—
Total	$310,393	$28,332	$287,498	$27,236
Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts for the three months ended March 31, 2025 and 2024:

	Life
	As of March 31, 2025			As of March 31, 2024
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$25,905,546	$14,643,965	$14,852,317	$24,668,992	$13,924,819	$14,181,177
PV of expected future net premiums	8,346,487	4,719,733	4,757,044	8,131,005	4,596,138	4,652,671
PV of expected future policy benefits	32,329,867	9,671,087	10,112,896	31,114,756	9,216,265	9,958,093

DTC
PV of expected future gross premiums	$17,440,657	$9,119,222	$9,393,586	$17,617,001	$9,214,360	$9,597,417
PV of expected future net premiums	10,487,810	5,512,271	5,686,115	10,831,408	5,698,050	5,945,259
PV of expected future policy benefits	25,953,052	8,709,934	9,253,740	25,909,464	8,728,403	9,500,215

Liberty National
PV of expected future gross premiums	$4,865,443	$2,833,738	$2,827,949	$4,667,397	$2,725,502	$2,739,275
PV of expected future net premiums	1,844,879	1,045,143	1,058,696	1,888,084	1,073,485	1,102,209
PV of expected future policy benefits	9,102,330	3,347,430	3,415,857	8,916,134	3,340,412	3,499,742

Other
PV of expected future gross premiums	$3,595,733	$1,830,596	$1,946,761	$3,701,248	$1,879,815	$2,027,187
PV of expected future net premiums	877,282	426,436	440,270	906,921	442,392	464,169
PV of expected future policy benefits	12,457,676	3,600,322	4,009,979	12,437,133	3,527,882	4,103,892

Total
PV of expected future gross premiums	$51,807,379	$28,427,521	$29,020,613	$50,654,638	$27,744,496	$28,545,056
PV of expected future net premiums	21,556,458	11,703,583	11,942,125	21,757,418	11,810,065	12,164,308
PV of expected future policy benefits	79,842,925	25,328,773	26,792,472	78,377,487	24,812,962	27,061,942
As of March 31, 2025, for the life segment using current discount rates, the Company anticipates $29.0 billion of expected future gross premiums and $11.9 billion of expected future net premiums. As of March 31, 2024, using current discount rates, the Company anticipated $28.5 billion of expected future gross premiums and $12.2 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums of $17.1 billion and $16.3 billion for March 31, 2025 and 2024, respectively, is not.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of March 31, 2025			As of March 31, 2024
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$9,431,321	$5,798,787	$5,779,686	$8,757,778	$5,349,917	$5,334,881
PV of expected future net premiums	6,522,325	4,005,620	3,993,693	6,002,434	3,661,448	3,653,395
PV of expected future policy benefits	6,644,012	4,066,655	4,051,322	6,186,167	3,766,995	3,756,534

Family Heritage
PV of expected future gross premiums	$7,377,322	$4,282,970	$4,048,299	$6,854,106	$4,037,762	$3,816,256
PV of expected future net premiums	3,236,121	1,888,954	1,777,351	3,039,406	1,801,792	1,694,026
PV of expected future policy benefits	7,307,684	3,761,470	3,430,602	6,769,500	3,554,274	3,271,604

Liberty National
PV of expected future gross premiums	$2,018,796	$1,285,073	$1,314,976	$2,073,015	$1,315,879	$1,353,262
PV of expected future net premiums	491,199	331,182	332,931	509,069	342,165	345,441
PV of expected future policy benefits	1,358,567	778,662	799,440	1,395,561	804,316	834,006

American Income
PV of expected future gross premiums	$1,782,370	$998,794	$1,029,082	$1,768,477	$991,946	$1,024,262
PV of expected future net premiums	404,090	226,852	227,273	362,982	203,850	203,795
PV of expected future policy benefits	717,506	352,445	362,540	644,293	317,365	328,783

Direct to Consumer
PV of expected future gross premiums	$251,621	$159,881	$163,737	$238,499	$150,065	$154,223
PV of expected future net premiums	213,954	135,412	138,383	176,500	110,863	113,879
PV of expected future policy benefits	209,022	130,822	133,563	164,347	105,050	107,775

Total
PV of expected future gross premiums	$20,861,430	$12,525,505	$12,335,780	$19,691,875	$11,845,569	$11,682,884
PV of expected future net premiums	10,867,689	6,588,020	6,469,631	10,090,391	6,120,118	6,010,536
PV of expected future policy benefits	16,236,791	9,090,054	8,777,467	15,159,868	8,548,000	8,298,702

As of March 31, 2025, for the health segment using current discount rates, the Company anticipates $12.3 billion of expected future gross premiums and $6.5 billion of expected future net premiums. As of March 31, 2024, using current discount rates, the Company anticipated $11.7 billion of expected future gross premiums and $6.0 billion in expected future net premiums. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums of $5.8 billion and $5.7 billion for March 31, 2025 and 2024, respectively, is not.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances as of March 31, 2025 and 2024:

	Policyholders' Account Balances
	2025			2024
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at January 1,	$723,389	$656,573	$468,604	$732,948	$773,039	$236,958
Issuances	—	171	—	—	198	—
Premiums and deposits received	5,250	3,766	86,885	5,624	3,573	166,700
Policy charges	(2,986)	—	—	(3,111)	—	—
Surrenders and withdrawals	(5,966)	(16,531)	(93,128)	(6,309)	(31,563)	(3,517)
Benefit payments	(8,329)	(12,831)	—	(9,140)	(12,771)	—
Interest credited	6,875	5,373	5,443	7,016	6,243	3,521
Other	2,036	(302)	(4,656)	2,693	300	(2,393)
Balance at March 31,	$720,269	$636,219	$463,148	$729,721	$739,019	$401,269

Weighted-average credit rate	3.86%	3.37%	4.76%	3.89%	3.34%	4.49%
Net amount at risk	$1,636,687	N/A	N/A	$1,740,325	N/A	N/A
Cash surrender value	$674,838	$636,138	$463,148	$669,721	$739,019	$401,269
(1) At March 31, 2025, $439 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policyholders and the respective guaranteed minimums as of March 31, 2025 and 2024:

	At March 31, 2025
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$1,866	$368,459
3.00%-3.99%	29,408	455,618	3,145
4.00%-4.99%	601,367	178,735	55,767
Greater than 5.00%	89,494	—	35,777
Total	720,269	636,219	463,148
51-150 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$720,269	$636,219	$463,148

        GL Q1 2025 FORM 10-Q

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

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three month periods ended March 31, 2025 and 2024:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775
Capitalizations	127,443	42,125	26,065	3,013	198,646
Amortization expense	(42,976)	(25,058)	(13,599)	(4,135)	(85,768)
Foreign exchange adjustment	(5,828)	—	—	—	(5,828)
Balance at March 31, 2024	$2,652,009	$1,754,184	$678,885	$293,747	$5,378,825

Balance at January 1, 2025	$2,900,229	$1,781,230	$728,790	$290,506	$5,700,755
Capitalizations	133,870	37,148	29,591	2,807	203,416
Amortization expense	(49,374)	(25,588)	(14,993)	(678)	(90,633)
Foreign exchange adjustment	1,282	—	—	—	1,282
Balance at March 31, 2025	$2,986,007	$1,792,790	$743,388	$292,635	$5,814,820

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2024	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735
Capitalizations	496	16,690	7,979	3,530	1	28,696
Amortization expense	(1,381)	(7,187)	(3,607)	(1,099)	(37)	(13,311)
Foreign exchange adjustment	—	—	—	(276)	—	(276)
Balance at March 31, 2024	$72,604	$462,346	$144,313	$68,938	$1,643	$749,844

Balance at January 1, 2025	$70,530	$496,119	$148,920	$76,319	$1,533	$793,421
Capitalizations	616	18,531	5,919	3,732	—	28,798
Amortization expense	(1,391)	(7,938)	(3,862)	(1,291)	(37)	(14,519)
Foreign exchange adjustment	—	—	—	73	—	73
Balance at March 31, 2025	$69,755	$506,712	$150,977	$78,833	$1,496	$807,773

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Condensed Consolidated Balance Sheets for the three months ended March 31, 2025 and 2024:

	March 31,
	2025	2024
Life
American Income	$2,986,007	$2,652,009
Direct to Consumer	1,792,790	1,754,184
Liberty National	743,388	678,885
Other	292,635	293,747
Total DAC—Life	5,814,820	5,378,825

Health
United American	69,755	72,604
Family Heritage	506,712	462,346
Liberty National	150,977	144,313
American Income	78,833	68,938
Direct to Consumer	1,496	1,643
Total DAC—Health	807,773	749,844

Annuity	1,051	2,568
Total	$6,623,644	$6,131,237

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	March 31, 2025	December 31, 2024
Balance at beginning of period	$210,994	$194,809
Less reinsurance recoverables	(1,521)	(2,157)
Net balance at beginning of period	209,473	192,652
Incurred related to:
Current year	210,420	767,076
Prior years	5,943	(10,460)
Total incurred	216,363	756,616
Paid related to:
Current year	87,639	587,473
Prior years	117,573	152,322
Total paid	205,212	739,795
Net balance at end of period	220,624	209,473
Plus reinsurance recoverables	1,548	1,521
Balance at end of period	$222,172	$210,994

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	March 31, 2025	December 31, 2024
Policy claims and other benefits payable:
Life insurance	$324,498	$321,838
Health insurance	222,172	210,994
Total	$546,670	$532,832

        GL Q1 2025 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at March 31, 2025 and December 31, 2024.

Pension Assets by Component at March 31, 2025

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$36,019	$—	$—	$36,019	6
Equity exchange traded fund(1)	304,226	—	—	304,226	50
U.S. Government and Agency	—	189,445	—	189,445	31
Other bonds	—	4	—	4	—
Guaranteed annuity contract(2)	—	44,029	—	44,029	7
Short-term investments	2,658	—	—	2,658	1
Other	2,317	—	—	2,317	—
	$345,220	$233,478	$—	578,698	95
Other long-term investments(3)				28,746	5
Total pension assets				$607,444	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of March 31, 2025, the Globe Life Inc. Pension Plan owned less than 1% of two long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q1 2025 FORM 10-Q

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

SERP: The following tables include premiums paid for COLI at March 31, 2025 and 2024 and investments of the Rabbi Trust at March 31, 2025 and December 31, 2024.

	Three Months Ended March 31,
	2025	2024
Premiums paid for insurance coverage	$—	$443

	March 31, 2025	December 31, 2024
Total investments:
COLI	$57,632	$57,210
Exchange traded funds	96,573	98,314
	$154,205	$155,524

Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Pension Plans	$556,548	$561,615
SERP	73,682	73,441
Benefit obligation	$630,230	$635,056

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three month periods ended March 31, 2025 and 2024.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2025	2024
Service cost—benefits earned during the period	$6,242	$6,221
Interest cost on projected benefit obligation	9,025	8,267
Expected return on assets	(11,563)	(10,646)
Amortization:
Prior service cost	292	269
Actuarial (gain) loss	—	6
Net periodic benefit cost	$3,996	$4,117

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2025	2024
Basic weighted average shares outstanding	83,479,997	93,865,606
Weighted average dilutive options outstanding	1,000,116	1,248,909
Diluted weighted average shares outstanding	84,480,113	95,114,515

Antidilutive shares	635,610	186,359

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out-of-the-money employee and Director stock options.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				March 31, 2025				December 31, 2024
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(2,814)	$547,186	$548,751	$546,999
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(2,750)	397,250	346,216	397,132
Senior notes	05/19/2022	06/15/2032	4.800%	250,000	(3,623)	246,377	242,348	246,272
Senior notes	08/23/2024	09/15/2034	5.850%	450,000	(5,085)	444,915	459,194	444,814
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,552)	123,448	97,340	123,443
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,592)	317,408	208,130	317,387
Term loan(2)	05/11/2023	08/15/2027	5.798%	250,000	(1,639)	248,361	248,361	248,204
Total long-term debt				2,350,000	(25,055)	2,324,945	2,150,340	2,324,251

FHLB borrowings				70,000	—	70,000	70,000	—
Commercial paper				409,500	(2,609)	406,891	406,891	415,401
Total short-term debt				479,500	(2,609)	476,891	476,891	415,401

Total debt				$2,829,500	$(27,664)	$2,801,836	$2,627,231	$2,739,652
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

Credit facility: Globe Life has in place a credit facility which provides for a $1 billion revolving credit facility that may be increased to $1.25 billion. The credit facility matures March 29, 2029 and may be extended up to two one-year periods upon the Company's request. Pursuant to this agreement, the participating lenders have agreed to make revolving loans to Globe Life and to issue secured or unsecured letters of credit. The Company has not drawn on any of the credit to date.

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

As of March 31, 2025, the Company was in full compliance with these covenants.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper

	As of
	March 31, 2025	December 31, 2024	March 31, 2024
Balance of commercial paper at end of period (par value)	$409,500	$419,000	$324,000
Annualized interest rate	5.13%	5.22%	5.63%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	475,500	466,000	561,000

Credit Facility—Commercial Paper Activity

	Three Months Ended March 31,
	2025	2024
Average balance of commercial paper outstanding during period (par value)	$478,950	$346,088
Daily-weighted average interest rate (annualized)	5.08%	5.68%
Maximum daily amount outstanding during period (par value)	$605,500	$384,000
Commercial paper issued during period (par value)	586,000	404,000
Commercial paper matured during period (par value)	(595,500)	(399,000)
Net commercial paper issued (matured) during period (par value)	(9,500)	5,000

Federal Home Loan Bank: FHLB membership provides certain of our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

Globe Life owned $31.6 million in FHLB common stock as of March 31, 2025 and $34.5 million as of December 31, 2024. The FHLB stock is restricted for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life. As of March 31, 2025, Globe Life's insurance subsidiaries' maximum borrowing capacity under the FHLB facility was approximately $684 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.4 billion. As of March 31, 2025, $367 million in funding agreements were outstanding with the FHLB, compared to $372 million as of December 31, 2024. This amount is included in "Other policyholders' funds" in the Condensed Consolidated Balance Sheets. The Company had $70 million and $242 million in short-term borrowings from the FHLB as of March 31, 2025 and 2024, respectively.

        GL Q1 2025 FORM 10-Q

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

During the fourth quarter of 2024 we entered into a coinsurance agreement to cede a majority of the annuity business to a third-party insurer. This impacted a significant portion of our annuities which had previously been classified as one of our reportable segments. The annuity segment has historically represented less than 1% of revenue and has not been core to the Company's business. We adjusted our segments from four down to three at December 31, 2024. All quarterly presentations of segment information related to prior year have been recast for the periods presented to reflect this change in segments.

Life insurance products marketed by Globe Life include traditional whole life and term life insurance. Health insurance products are generally guaranteed renewable and include Medicare Supplement, cancer, critical illness, accident, and other limited-benefit supplemental hospital and surgical products.

The Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in 2024 which added disclosure requirements to segment expenses, improving the financial reporting of the entity’s overall performance and assessment of future cash flows. The disclosures required more detailed information related to the entity’s reportable segments and the new disclosures are also required prospectively on a quarterly basis. The prior year presentation has been recast to reflect the new disclosures in accordance with this adopted accounting standard.

The following tables present segment premium revenue by each of Globe Life's distribution channels.

	Premium Income by Distribution Channel

	Three Months Ended March 31, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$437,866	53	$30,691	8	$468,557	39
Direct to Consumer	245,600	30	18,976	5	264,576	22
Liberty National	96,182	11	47,922	13	144,104	12
United American	1,592	—	159,848	43	161,440	13
Family Heritage	1,726	—	112,354	31	114,080	10
Other	46,897	6	—	—	46,897	4
	$829,863	100	$369,791	100	$1,199,654	100

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2024
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$414,044	52	$30,497	9	$444,541	39
Direct to Consumer	248,040	31	17,866	5	265,906	23
Liberty National	90,777	11	47,630	14	138,407	12
United American	1,843	—	141,635	42	143,478	13
Family Heritage	1,616	—	103,391	30	105,007	9
Other	47,945	6	—	—	47,945	4
	$804,265	100	$341,019	100	$1,145,284	100

        GL Q1 2025 FORM 10-Q

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

	Three Months Ended March 31, 2025
	Life	Health	Investment	Consolidated
Revenue:
Premium	$829,863	$369,791	$—	$1,199,654
Net investment income	—	—	280,614	280,614
Segment revenue	829,863	369,791	280,614	1,480,268
Realized gains (losses)				85
Other income				69
Total consolidated revenue				$1,480,422

Expenses:
Policy obligations(1)	509,756	233,929	5,394	$749,079
Required interest on reserves	(208,536)	(28,286)	239,350	2,528
Amortization of acquisition costs	90,633	14,519	—	105,152
Commissions	45,567	42,887	—	88,454
Premium taxes	18,011	7,493	—	25,504
Non-deferred acquisition costs	37,168	14,528	—	51,696
Segment profit or (loss)	$337,264	$84,721	$35,870	457,855

Insurance administrative expenses:
Salaries				33,688
Other employee costs				10,301
Information technology costs				20,936
Legal costs				6,249
Other administrative costs				16,375
Parent expense				3,050
Stock-based compensation expense				12,019
Interest expense				34,992
Legal proceedings				6,128
Non-operating expenses				—
Annuity				(1,810)
Total expenses				1,164,341

Income before income taxes per Condensed Consolidated Statement of Operations				$316,081
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2024
	Life	Health	Investment	Consolidated
Revenue:
Premium	$804,265	$341,019	$—	$1,145,284
Net investment income	—	—	282,578	282,578
Segment revenue	804,265	341,019	282,578	1,427,862
Realized gains (losses)				(11,799)
Other income				76
Total consolidated revenue				$1,416,139

Expenses:
Policy obligations(1)	519,871	202,327	3,468	$725,666
Required interest on reserves	(199,707)	(27,173)	235,325	8,445
Amortization of acquisition costs	85,768	13,311	—	99,079
Commissions	38,690	39,149	—	77,839
Premium taxes	17,086	6,816	—	23,902
Non-deferred acquisition costs	33,546	12,819	—	46,365
Segment profit or (loss)	$309,011	$93,770	$43,785	446,566

Insurance administrative expenses:
Salaries				31,174
Other employee costs				10,013
Information technology costs				18,307
Legal costs				5,273
Other administrative costs				15,644
Parent expense				2,826
Stock-based compensation expense				9,267
Interest expense				28,621
Legal proceedings				—
Non-operating expenses				710
Annuity				(1,915)
Total expenses				1,101,216

Income before income taxes per Condensed Consolidated Statement of Operations				$314,923
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Assets for each segment are reported based on a specific identification basis. The insurance segments’ assets contain DAC. The investment segment includes the investment portfolio, cash, and accrued investment income. Goodwill is assigned to the insurance segments at the time of purchase. All other assets are included in the annuity and other corporate category. The tables below reconcile segment assets to total assets as reported on the Condensed Consolidated Balance Sheets.

Assets by Segment

	March 31, 2025
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$20,242,276	$20,242,276
Accrued investment income	—	—	287,562	287,562
Deferred acquisition costs	5,814,820	807,773	—	6,622,593
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,124,429	$988,610	$20,529,838	27,642,877

Annuity and other corporate				2,062,382
Total assets				$29,705,259

	December 31, 2024
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$19,736,888	$19,736,888
Accrued investment income	—	—	269,791	269,791
Deferred acquisition costs	5,700,755	793,421	—	6,494,176
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,010,364	$974,258	$20,006,679	26,991,301

Annuity and other corporate				2,084,880
Total assets				$29,076,181

        GL Q1 2025 FORM 10-Q

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
1.Economic and other conditions, including the impact of inflation, immigration, geopolitical events, escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, and other governmental actions which affect the U.S. economy and/or U.S. consumer confidence, leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and/or utilization of health care services that differ from Globe Life's assumptions;
2.Regulatory developments, including changes in accounting standards or governmental regulations (particularly those impacting taxes and changes to the Federal Medicare program that affect Medicare Supplement insurance sales, claims utilization or use);
3.Market trends in the senior-aged health care industry that provide alternatives to traditional Medicare (such as Health Maintenance Organizations and other managed care or private plans) and that affect the sales of traditional Medicare Supplement insurance;
4.Interest rate changes that affect product sales, financing costs, and/or investment yields;
5.General economic, industry sector or individual debt issuers’ financial conditions (including developments and volatility arising from geopolitical events, particularly in certain industries that may comprise part of our investment portfolio) that affect the current market value of securities we own, or that may impair an issuer’s ability to make principal and/or interest payments due on those securities;
6.Changes in the competitiveness of the Company's products and pricing;
7.Litigation or regulatory actions against the Company;
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
Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission, including those described in the "Risk Factors" section of our most recent Annual Report on Form 10-K.

        GL Q1 2025 FORM 10-Q

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

Net investment income (Required interest on policy liabilities) Excess investment income

        GL Q1 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights.
•Net income as a return on equity (ROE) for the three months ended March 31, 2025 was 19.0% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 14.1%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 3% for the period from $804 million in 2024 to $830 million in 2025.
•Net investment income declined 1% compared with the same period in the prior year.
•Total net sales increased 6% over the same period in the prior year from $204 million in 2024 to $216 million in 2025. The average producing agent count across all of the exclusive agencies increased 5% over the prior year.
•Book value per share increased 22% over the same period in the prior year from $53.03 to $64.50. Book value per share, excluding accumulated other comprehensive income(1), increased 11% over the prior year from $79.00 in 2024 to $87.92 in 2025.
•For the three months ended March 31, 2025, the Company repurchased 1.5 million shares of Globe Life Inc. common stock at a total cost of $177 million for an average share price of $121.70.

The following graphs represent net income and net operating income for the three months ended March 31, 2025.

Net Income
(Dollar amounts in thousands)
$300,000
$200,000
$100,000
$0
$254,217
$254,563
2024
2025

Net Operating Income
(Dollar amounts in thousands)
$300,000
$200,000
$100,000
$0
$264,099
$259,337
2024
2025

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
Net operating income as an ROE, excluding accumulated other comprehensive income (AOCI), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(1.97) billion and $(2.47) billion for the three months ended March 31, 2025 and 2024, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(23.42) and $(25.97) for the three months ended March 31, 2025 and 2024, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q1 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations. Net income increased slightly to $255 million during the three months ended March 31, 2025, compared with $254 million in the same period in 2024. On a diluted per common share basis, net income per common share for the three months ended March 31, 2025 increased 13% from $2.67 to $3.01.

Net operating income declined 2% to $259 million for the three months ended March 31, 2025, compared with $264 million for the same period in 2024, due to an 18% decrease in excess investment income offset by a 9% increase in life underwriting margin. On a diluted per common share basis, net operating income per common share for the three months ended March 31, 2025 increased from $2.78 to $3.07, an 10% increase. Net operating income is primarily comprised of insurance underwriting margin plus excess investment income and annuity and other income, offset by operating expenses, after tax and, as such, is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income was affected by certain non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

As previously noted, a component of insurance underwriting margin is policy obligations, which includes for each reporting period the change in the liability for future policy benefits (LFPB). The LFPB is determined each reporting period based on the net level premium method. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date, and expected future experience based on future cash-flow assumptions. See Note 6—Policy Liabilities for additional information. The Company's results for actual variances from expected experience for both life and health produced a $9.0 million net remeasurement gain and a $8.1 million net remeasurement gain for the three months ended March 31, 2025 and 2024, respectively.

Overall, the Company continues to see positive signs in its core operations, including sales and premium growth, and continues to achieve an operating ROE (excluding accumulated other comprehensive income) generally in the mid-teens.

        GL Q1 2025 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024	Change	%
Life insurance underwriting margin	$337,264	$309,011	$28,253	9
Health insurance underwriting margin	84,721	93,770	(9,049)	(10)
Excess investment income	35,870	43,785	(7,915)	(18)
Segment profit or (loss)	457,855	446,566	11,289	3

Annuity and other income	1,879	1,991	(112)	(6)
Administrative expense	(87,549)	(80,411)	(7,138)	9
Other corporate expense	(50,061)	(40,714)	(9,347)	23
Pre-tax total	322,124	327,432	(5,308)	(2)
Applicable taxes	(62,787)	(63,333)	546	(1)
Net operating income	259,337	264,099	(4,762)	(2)
Reconciling items, net of tax:
Realized gains (losses)	67	(9,321)	9,388
Non-operating expenses	—	(561)	561
Legal proceedings	(4,841)	—	(4,841)
Net income	$254,563	$254,217	$346	—

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $28 million compared with the prior period, primarily a result of increased premiums and favorable policy obligations as a percent of premium. Excess investment income declined $8 million compared with the prior period, partly due to lower earned yields on commercial mortgage loans and limited partnerships. The health segment experienced higher policy obligations and declined $9 million in the first three months of 2025 with $85 million of underwriting margin compared with $94 million in the first three months of 2024.

        GL Q1 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2025, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division (American Income). The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the three months ended March 31, 2025.

Total premium income rose 5% for the three months ended March 31, 2025 to $1.2 billion. Total net sales increased 6% to $216 million, when compared with 2024. Total first-year collected premium (defined in the following section) increased 5% to $169 million for 2025, compared to $161 million in 2024.

Life insurance premium income increased 3% to $830 million over the prior-year total of $804 million. Life net sales fell 1% to $148 million for the first three months of 2025. First-year collected life premium increased 3% to $114 million. Life underwriting margin, as a percent of premium, increased to 41% for 2025 from 38% in 2024. Underwriting margin increased to $337 million in 2025, compared to $309 million in 2024.

Health insurance premium income increased 8% to $370 million over the prior-year total of $341 million. Health net sales rose 24% to $67 million for the first three months of 2025. First-year collected health premium rose 8% to $55 million. Health underwriting margin, as a percent of premium, was 23% for 2025 and 27% for 2024. Health underwriting margin declined to $85 million for the first three months of 2025, compared to $94 million in 2024.

Excess investment income, the measure of profitability of our investment segment, declined 18% during the first three months of 2025 to $35.9 million from $43.8 million in 2024. Excess investment income per common share, reflecting the impact of our share repurchase program, declined 9% to $0.42 from $0.46 when compared with the same period in 2024.

Insurance administrative expenses increased 9% in 2025 when compared with the prior-year period. These expenses were 7.3% as a percent of premium during 2025 compared to 7.0% in 2024.

For the three months ended March 31, 2025, the Company repurchased 1.5 million shares of Globe Life Inc. common stock at a total cost of $177 million for an average share price of $121.70.

        GL Q1 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
The discussions of our segments are presented in the manner we view our operations, as described in Note 12—Business Segments.

We use three measures as indicators of premium growth and sales over the near term: “annualized premium in force,” “net sales,” and “first-year collected premium.”
•Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the 12-month period.
•Net sales is calculated as annualized premium issued, net of cancellations generally in the first 30 days after issue, except in the case of Direct to Consumer, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period (typically one month) has expired. Management considers net sales to be a better indicator of the rate of premium growth than annualized premium issued since annualized premium issued excludes cancellations, and cancellations do not contribute to premium income.
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

        GL Q1 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2025, life premium represented 69% of total premium and life underwriting margin represented 80% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of excess investment income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2025		2024
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$829,863	100	$804,265	100	$25,598	3

Policy obligations	509,756	61	519,871	65	(10,115)	(2)
Required interest on reserves	(208,536)	(25)	(199,707)	(25)	(8,829)	4
Net policy obligations	301,220	36	320,164	40	(18,944)	(6)
Amortization of acquisition costs	90,633	11	85,768	11	4,865	6
Commission expense	45,567	6	38,690	5	6,877	18
Premium taxes	18,011	2	17,086	2	925	5
Non-deferred acquisition costs	37,168	4	33,546	4	3,622	11
Total expense	492,599	59	495,254	62	(2,655)	(1)
Insurance underwriting margin	$337,264	41	$309,011	38	$28,253	9

Net policy obligations amounted to 36% of premium for the three months ended March 31, 2025 compared to 40% in the year-ago period.

The table below summarizes life underwriting margin by distribution channel.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025		2024		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
American Income	$196,169	45	$187,068	45	$9,101	5
Direct to Consumer	64,200	26	58,585	24	5,615	10
Liberty National	31,772	33	30,713	34	1,059	3
Other(1)	45,123	90	32,645	64	12,478	38
Total	$337,264	41	$309,011	38	$28,253	9
(1) Includes gain of $14 million related to the recapture of policies as disclosed in Note 1 - Significant Accounting Policies.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$437,866	53	$414,044	52	$23,822	6
Direct to Consumer	245,600	30	248,040	31	(2,440)	(1)
Liberty National	96,182	11	90,777	11	5,405	6
Other	50,215	6	51,404	6	(1,189)	(2)
Total	$829,863	100	$804,265	100	$25,598	3

Annualized life premium in force was $3.34 billion at March 31, 2025, an increase of 4% over $3.23 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$98,555	66	$97,195	65	$1,360	1
Direct to Consumer	25,175	17	28,563	19	(3,388)	(12)
Liberty National	22,469	15	21,605	15	864	4
Other	2,152	2	2,134	1	18	1
Total	$148,351	100	$149,497	100	$(1,146)	(1)

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$77,637	68	$72,954	66	$4,683	6
Direct to Consumer	15,219	13	17,927	16	(2,708)	(15)
Liberty National	19,381	17	17,807	16	1,574	9
Other	1,868	2	1,992	2	(124)	(6)
Total	$114,105	100	$110,680	100	$3,425	3

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and other affinity groups and continues to diversify its lead sources, utilizing internally generated leads, third-party internet vendor leads and referrals to facilitate sustainable growth. This Division is Globe Life's largest contributor of life premium of any distribution channel at 53% of the Company's March 31, 2025 total life premium. For the three months ended March 31, 2025, the average monthly life premium issued per policy was $59 as compared to $58 for the same period in the prior year. Net sales were $99 million for the three months ended March 31, 2025, up from $97 million in the year-ago period. The underwriting margin, as a percent of premium, was 45% for the three months ended March 31, 2025 and 2024.

The average producing agent count increased 3% over the year-ago period. The increase in average producing agent count was driven by an increase in new agent recruiting along with continued improvement in new agent retention. Sales growth in this Division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

Below is the average producing agent count as of the indicated periods for the American Income Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At March 31,		Change
	2025	2024	Amount	%
American Income	11,510	11,139	371	3

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth and additional agency openings. In addition to offering financial incentives and training opportunities, the Division has made considerable investments in information technology, including a customer relationship management (CRM) tool for the agency force. This tool is designed to provide dashboards and drive productivity in lead distribution, conservation of business, and new agent recruiting. Additionally, this Division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training, and sales activity. The agents have shifted to primarily a virtual experience with the customers and have generated a vast majority of sales through virtual presentations. We find this flexibility to be enticing for new recruits as well as a driver of retention in our agency force.

The Direct to Consumer Division (DTC) markets adult and juvenile life insurance through a variety of channels, including direct mail, insert media, and digital marketing. The different media channels support and complement one another in the Division's efforts to provide consumer outreach. All three channels work as part of an omnichannel approach. Sales from the internet and inbound phone calls continue to outpace the activity from direct mail. DTC's long-term growth has been fueled by consistent innovation and brand awareness. Additionally, the DTC Division provides valuable support to our agency business through brand impressions and inquiries that lead to sales in our exclusive agency channels. New initiatives are continuously introduced to help increase response rates, issue rates, and create a seamless customer experience. The juvenile insurance market is an important source of sales as well as a vehicle to reach the parents and grandparents of existing juvenile policyholders, who are more likely to respond favorably to a DTC solicitation for life coverage on themselves in comparison to the general adult population. Additionally, future offerings to juvenile policyholders and their parents and grandparents are sources of lower acquisition-cost life insurance sales in the future.

DTC net sales declined 12% to $25 million for the three months ended March 31, 2025 compared to $29 million for the same period in the prior year. This decline is due primarily to the management of direct mail and print insert marketing activity resulting from the impact of inflation on postage, paper and online advertising costs. While total sales have declined, the focus has been on improving profitability and improving underwriting margin. DTC’s underwriting margin was $64.2 million and 26% as a percent of premium for the three months ended March 31, 2025 compared to $58.6 million and 24% as a percent of premium for the same period in 2024.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the Division are expected to support increased sales. The underwriting margin as a percent of premium was 33% for the three months ended March 31, 2025, down from 34% during the same period a year ago. The decrease is primarily attributable to increased non deferred acquisition and amortization expenses in the first three months of 2025 as compared to the same period in 2024. For the three months ended March 31, 2025, the average monthly life premium per policy issued was $44, the same as the prior-year period.

Net sales rose 4% in the three months ended March 31, 2025 over the same period in 2024 due primarily to increased agent count.

Below is the average producing agent count for the three months ended March 31, 2025 and 2024 for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At March 31,		Change
	2025	2024	Amount	%
Liberty National	3,688	3,419	269	8

The Liberty National Division's average producing agent count increased when compared with the prior-year comparable period. This Division continues to execute a long-term plan to grow through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers in the communities, regions, and cities the Liberty National Division serves. Expansion of this Division’s presence in larger geographic cities, with less penetrated areas will help create long-term sustainable agency growth. Additionally, the Division continues to help improve the ability of agents to develop new worksite marketing business. A CRM platform and enhanced analytical capabilities have helped the agents develop additional worksite marketing opportunities and improve the productivity of agents selling in the individual life market. As the Division gains momentum in its sales and recruiting initiatives, advances in technology and use of the CRM platform, it anticipates continued growth in recruiting activity, average producing agent count, and net sales.

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The other distribution channels contributed $50 million of life premium income, or 6% of Globe Life's total life premium income in the three months ended March 31, 2025, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance as well as retiree health insurance, accident coverage, and other limited-benefit supplemental health products such as cancer, critical illness, heart disease, intensive care, and other health products.

Health premium accounted for 31% of our total premium in 2025, while the health underwriting margin accounted for 20% of total underwriting margin. Health underwriting margin declined to $85 million compared to $94 million in the prior year. While the Company continues to emphasize life insurance sales relative to health, due to life’s superior long-term profitability and its greater contribution to excess investment income, the health business provides a significant contribution to return on equity as it does not require a substantial amount of up-front capital.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Three Months Ended March 31,				Change
	2025		2024
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$369,791	100	$341,019	100	$28,772	8

Policy obligations	233,929	63	202,327	60	31,602	16
Required interest on reserves	(28,286)	(8)	(27,173)	(8)	(1,113)	4
Net policy obligations	205,643	55	175,154	52	30,489	17
Amortization of acquisition costs	14,519	4	13,311	4	1,208	9
Commission expense	42,887	12	39,149	11	3,738	10
Premium taxes	7,493	2	6,816	2	677	10
Non-deferred acquisition costs	14,528	4	12,819	4	1,709	13
Total expense	285,070	77	247,249	73	37,821	15
Insurance underwriting margin	$84,721	23	$93,770	27	$(9,049)	(10)

Net policy obligations amounted to 55% of premium for the three months ended March 31, 2025 compared to 52% in the year ago period.

The table below summarizes health underwriting margin by distribution channel.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025		2024		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
United American	$1,617	1	$11,906	8	$(10,289)	(86)
Family Heritage	39,249	35	35,838	35	3,411	10
Liberty National	25,982	54	26,672	56	(690)	(3)
American Income	19,389	63	19,192	63	197	1
Direct to Consumer	(1,516)	(8)	162	1	(1,678)	(1,036)
Total	$84,721	23	$93,770	27	$(9,049)	(10)

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$159,848	43	$141,635	42	$18,213	13
Family Heritage	112,354	31	103,391	30	8,963	9
Liberty National	47,922	13	47,630	14	292	1
American Income	30,691	8	30,497	9	194	1
Direct to Consumer	18,976	5	17,866	5	1,110	6
Total	$369,791	100	$341,019	100	$28,772	8

Premiums related to limited-benefit supplemental health products comprise $208 million, or 56%, of the total health premiums for the three months ended March 31, 2025, compared with $192 million, or 56%, in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $162 million, or 44%, for the three months ended March 31, 2025, compared to $149 million, or 44%, in the same period in the prior year.

Annualized health premium in force was $1.51 billion at March 31, 2025, an increase of 8% over $1.40 billion a year earlier.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$27,708	41	$16,423	30	$11,285	69
Family Heritage	26,816	40	24,966	46	1,850	7
Liberty National	7,198	11	7,613	14	(415)	(5)
American Income	4,870	7	4,594	8	276	6
Direct to Consumer	645	1	804	2	(159)	(20)
Total	$67,237	100	$54,400	100	$12,837	24

Health net sales related to limited-benefit supplemental health products comprise $48 million, or 72%, of the total health net sales for the three months ended March 31, 2025, compared with $40 million, or 73%, in the same period in the prior year. Medicare Supplement sales make up the remaining $19 million, or 28%, for 2025 compared to $14 million, or 27%, in the same period in the prior year.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase (Decrease)
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$20,162	37	$19,181	38	$981	5
Family Heritage	21,476	39	18,983	37	2,493	13
Liberty National	7,045	13	6,895	14	150	2
American Income	4,767	9	4,590	9	177	4
Direct to Consumer	1,089	2	884	2	205	23
Total	$54,539	100	$50,533	100	$4,006	8

First-year collected premium related to limited-benefit supplemental health products is $38 million, or 69%, of total first-year collected premium for the three months ended March 31, 2025 compared with $37 million, or 73%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies make up the remaining $17 million, or 31%, for the three months ended March 31, 2025 compared to $14 million, or 27%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with net sales up 69% from the same period in the prior year.
This Division includes different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Group Benefits, which offers group worksite supplemental health insurance through brokers.

The majority of the premium revenue comes from Medicare Supplement. Underwriting margin as a percent of premium for the Division was 1% for the three months ended March 31, 2025 and 8% for the same period in 2024. The decline in underwriting margin as a percent of premium when compared to prior year is primarily attributable to increased claims utilization during the current quarter from Medicare Supplement.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance in small- to medium- sized businesses. Most of its policies include a return of premium feature, where premium paid is returned less any claims paid to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 35% for the three months ended March 31, 2025 and 2024.
The Division experienced a 7% rise in health net sales as compared with the three-month period a year ago, primarily due to increased agent count. The Division will continue to implement incentive and retention programs to further these increases in the number of producing agents.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count increased 9% compared with the same period a year ago. Along with the Division's increased efforts to grow agent count, it is also focused on the further training and development of its middle management. While growth in net sales and earned premium is impacted by agent productivity, growth in the number of average producing agents is what will ultimately be the primary driver of future growth in sales, similar to our other exclusive agencies.

	At March 31,		Change
	2025	2024	Amount	%
Family Heritage	1,417	1,295	122	9

The Liberty National Division represented 13% of all Globe Life health premium income for the three months ended March 31, 2025. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer, critical illness, and accident insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $47.9 million for the three months ended March 31, 2025 up from $47.6 million for the same period in 2024. Liberty National's first-year collected premium rose 2% to $7.0 million in the three months ended March 31, 2025 compared with $6.9 million for the same period in 2024. Health net sales for the three months ended March 31, 2025 fell 5% from the comparable period in 2024. For the three months ended March 31, 2025, underwriting margin as a percent of premium was 54% compared with 56% in the same period in the prior year.

While both the American Income Life Division and the Direct to Consumer Division sell life insurance, they also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplement insurance to employer or union-sponsored groups. On a combined basis, these other channels accounted for 13% of health premium for the three months ended March 31, 2025 and 14% for the same period in 2024.

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

Management views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Net investment income	$280,614	$282,578	$(1,964)	(1)
Interest on policy liabilities(1)	(244,744)	(238,793)	(5,951)	2
Excess investment income	$35,870	$43,785	$(7,915)	(18)

Excess investment income per diluted share	$0.42	$0.46	$(0.04)	(9)

Mean invested assets (at amortized cost)	$21,435,420	$21,156,813	$278,607	1
Average insurance policy liabilities	17,620,769	17,275,395	345,374	2
(1)Interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income declined $7.9 million, or 18%, compared with the year-ago period. Excess investment income per diluted common share was $0.42 for the three months ended March 31, 2025, a decrease of 9% from the prior-year period. Excess investment income per diluted common share generally increases or decreases at a different pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the three months ended March 31, 2025 was $281 million, or 1% less than the year-ago period. Mean invested assets increased 1% during the first three months of 2025 over the same period last year. Investment income declined in the current period primarily due to lower earned yields on short term investments, commercial mortgage loans and limited partnerships compared to the prior year. The effective annual yield rate earned on the fixed maturity portfolio was 5.25% in the first three months of 2025, compared to 5.24% a year earlier. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the three months ended March 31, 2025 was 6.53% compared with 8.70% in the prior year period. The lower earned yield on commercial mortgage loans is partly due to lower floating rates in addition to loans in non-accrual status. The earned yield on limited partnership investments for the three months ended March 31, 2025 was 7.95%. See additional information in Note 4—Investments.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available-for-sale debt securities included in accumulated other comprehensive income (loss) as of March 31, 2025, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

The vast majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current GAAP accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the original discount rate to be used to calculate the benefit reserve liability for all insurance policies issued that year. The liability reported on the balance sheet is updated in

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

subsequent periods using current discount rates as of the end of the relevant reporting period with a corresponding adjustment to other comprehensive income.

The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years, as the rates of all prior issue years are also locked in for purposes of recognizing income. As such, the overall original discount rate for the entire in force block of 5.6% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves on the entire block of in force business. Business issued in the current year has little impact on the overall weighted-average original discount rate due to the size of our in force business.

In comparison to the year-ago period, required interest on insurance policy liabilities increased $6 million, or 2%, to $245 million, consistent with the 2% growth in average interest-bearing insurance policy liabilities.

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

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table summarizes our tax-effected realized gains (losses) by component.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Three Months Ended March 31,
	2025		2024
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$11	$—	$111	$—
Matured or other redemptions(1)	612	0.01	—	—
Provision for credit losses	32	—	70	—
Fair value option—change in fair value	1,873	0.02	(12,168)	(0.13)
Mortgages	342	—	(691)	—
Other investments	(852)	(0.01)	248	—
Total realized gains (losses)—investments	2,018	0.02	(12,430)	(0.13)
Other gains (losses)(2)	(1,951)	(0.02)	3,109	0.03
Total realized gains (losses)	$67	$—	$(9,321)	$(0.10)
(1)During the three months ended March 31, 2025 and 2024, the Company recorded $55.7 million and $66.9 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in a realized gains of $42 thousand and $0 net of tax, respectively.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.

        GL Q1 2025 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cost of acquisitions:
Investment-grade corporate securities	$236,723	$678,795
Investment-grade municipal securities	1,000	3,320
Other securities	7,122	312
Total fixed maturity acquisitions(1)	$244,845	$682,427

Effective annual yield (one year compounded)(2)	6.41%	5.86%
Average life (in years, to next call)	40.7	30.4
Average life (in years, to maturity)	43.1	32.3
Average rating	A-	A-
(1)Fixed maturity acquisitions included unsettled trades of $12.0 million in 2025 and $0 in 2024.
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

Acquisitions in 2025 and 2024 consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first three months of 2025, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.25%, up approximately 1 basis point from the yield in the first three months of 2024. The increase in taxable equivalent effective yield was primarily due to new purchases at yields exceeding the yield on dispositions and the average portfolio yield. Our investment in fixed maturity securities was lower this quarter as we also invested in other investment opportunities. For the remainder of 2025, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted, capital-adjusted return.

        GL Q1 2025 FORM 10-Q

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

Other Investment Acquisitions
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Limited partnerships	$15,831	$67,498
Commercial mortgage loans	35,621	58,406
Common stock	502	11,968
Convertible notes	—	1,350
Total	$51,954	$139,222

Since fixed maturities represent such a significant portion of our investment portfolio, 88% of total amortized cost net of allowance for credit losses at March 31, 2025, the remainder of the discussion of portfolio composition will focus on fixed maturities. Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	March 31, 2025	December 31, 2024	March 31, 2024
Average annual effective yield(1)	5.26%	5.25%	5.25%
Average life, in years, to:
Next call(2)	15.3	15.1	14.9
Maturity(2)	19.4	19.3	18.9
Effective duration to:
Next call(2,3)	8.8	8.8	8.9
Maturity(2,3)	10.6	10.6	10.7
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

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at March 31, 2025 and December 31, 2024.

Fixed Maturities by Sector
March 31, 2025
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$8,009	$91	$—	$8,100	$2,860,395	$66,672	$(184,455)	$2,742,612	15	16
Banks	70,724	439	(3,371)	67,792	996,052	21,525	(51,242)	966,335	6	5
Other financial	74,973	—	(13,143)	61,830	1,169,714	18,860	(135,319)	1,053,255	6	6
Total financial	153,706	530	(16,514)	137,722	5,026,161	107,057	(371,016)	4,762,202	27	27
Industrial
Energy	44,561	—	(4,807)	39,754	1,304,101	42,167	(69,481)	1,276,787	7	7
Basic materials	—	—	—	—	1,142,182	25,342	(85,176)	1,082,348	6	6
Consumer, non-cyclical	640	—	(2)	638	2,128,380	17,612	(219,475)	1,926,517	11	11
Other industrials	25,000	—	(4,819)	20,181	1,096,351	19,090	(96,477)	1,018,964	6	6
Communications	—	—	—	—	830,454	15,266	(84,285)	761,435	4	4
Transportation	—	—	—	—	630,157	13,774	(36,726)	607,205	3	4
Consumer. cyclical	127,790	194	(18,026)	109,958	491,816	3,837	(64,123)	431,530	3	2
Technology	50,276	—	(631)	49,645	341,407	926	(61,869)	280,464	2	2
Total industrial	248,267	194	(28,285)	220,176	7,964,848	138,014	(717,612)	7,385,250	42	42
Utilities	58,998	—	(6,652)	52,346	2,104,309	57,954	(101,935)	2,060,328	11	12
Total corporates	460,971	724	(51,451)	410,244	15,095,318	303,025	(1,190,563)	14,207,780	80	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	910,054	4,713	(196,496)	718,271	5	4
Revenues	—	—	—	—	2,385,079	22,841	(365,210)	2,042,710	12	12
Total states, municipalities, and political divisions	—	—	—	—	3,295,133	27,554	(561,706)	2,760,981	17	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	445,527	81	(41,248)	404,360	2	2
Collateralized debt obligations	36,609	5,046	—	41,655	36,609	5,046	—	41,655	—	—
Other asset-backed securities	8,779	23	—	8,802	91,425	69	(1,303)	90,191	1	1
Total fixed maturities	$506,359	$5,793	$(51,451)	$460,701	$18,964,012	$335,775	$(1,794,820)	$17,504,967	100	100

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Sector
December 31, 2024
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$38,584	$32	$(7,801)	$30,815	$2,817,161	$49,928	$(206,943)	$2,660,146	15	15
Banks	65,718	254	(3,506)	62,466	1,026,367	17,023	(59,795)	983,595	6	6
Other financial	74,973	—	(14,917)	60,056	1,162,847	15,647	(146,305)	1,032,189	6	6
Total financial	179,275	286	(26,224)	153,337	5,006,375	82,598	(413,043)	4,675,930	27	27
Industrial
Energy	44,580	—	(5,410)	39,170	1,318,501	33,825	(77,700)	1,274,626	7	7
Basic materials	—	—	—	—	1,147,932	20,121	(91,699)	1,076,354	6	6
Consumer, non-cyclical	640	—	(3)	637	2,087,181	11,222	(255,241)	1,843,162	11	11
Other industrials	25,000	—	(4,796)	20,204	1,089,118	14,847	(108,283)	995,682	6	6
Communications	—	—	—	—	832,355	12,085	(90,817)	753,623	4	4
Transportation	—	—	—	—	572,829	9,800	(38,953)	543,676	3	3
Consumer. cyclical	128,674	331	(28,378)	100,627	492,653	3,113	(75,592)	420,174	3	3
Technology	50,278	—	(2,419)	47,859	341,407	597	(67,045)	274,959	2	2
Total industrial	249,172	331	(41,006)	208,497	7,881,976	105,610	(805,330)	7,182,256	42	42
Utilities	58,996	22	(6,797)	52,221	2,081,366	39,716	(118,007)	2,003,075	11	12
Total corporates	487,443	639	(74,027)	414,055	14,969,717	227,924	(1,336,380)	13,861,261	80	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	909,765	3,695	(177,021)	736,439	5	4
Revenues	—	—	—	—	2,391,136	16,967	(357,738)	2,050,365	13	12
Total states, municipalities, and political divisions	—	—	—	—	3,300,901	20,662	(534,759)	2,786,804	18	16
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	438,636	19	(51,664)	386,991	2	2
Collateralized debt obligations	36,923	5,943	—	42,866	36,923	5,943	—	42,866	—	—
Other asset-backed securities	4,754	10	—	4,764	79,237	39	(2,186)	77,090	—	1
Total fixed maturities	$529,120	$6,592	$(74,027)	$461,685	$18,825,414	$254,587	$(1,924,989)	$17,155,012	100	100

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed maturity portfolio as of March 31, 2025, representing 80% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At March 31, 2025, the total fixed maturity portfolio consisted of 1,018 issuers.

Fixed maturities had a fair value of $17.5 billion at March 31, 2025, compared to $17.2 billion at December 31, 2024. The net unrealized loss position in the fixed-maturity portfolio decreased from $1.7 billion at December 31, 2024 to $1.5 billion at March 31, 2025 due to a change in market rates during the period.

For more information about our fixed maturity portfolio by component at March 31, 2025 and December 31, 2024, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed maturity portfolio by composite quality rating at March 31, 2025 and December 31, 2024, is shown in the following tables. The company uses the NAIC designation for credit quality ratings. The NAIC designation is generally determined using the second lowest rating available from nationally recognized statistical rating organizations (“NRSRO”) when three or more ratings are available and the lowest rating when two or fewer rating are available. When NRSRO ratings are unavailable the rating may be assigned by the Securities Valuation Office (“SVO”) of the NAIC.

Fixed Maturities by Rating
At March 31, 2025
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$972,215	5	$867,562	5
AA	3,253,890	17	2,721,303	15
A	5,636,339	30	5,354,094	31
BBB+	3,194,728	17	3,026,913	17
BBB	4,134,746	22	3,894,070	22
BBB-	1,265,735	6	1,180,324	7
Total investment grade	18,457,653	97	17,044,266	97	A-

Below investment grade:
BB	376,248	2	337,197	2
B	91,303	1	79,650	1
Below B	38,808	—	43,854	—
Total below investment grade	506,359	3	460,701	3	B+
	$18,964,012	100	$17,504,967	100

Weighted average composite quality rating					A-

        GL Q1 2025 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as of year end 2024. Fixed maturities rated BBB are 45% of the total portfolio at March 31, 2025, down from 46% at December 31, 2024. While this ratio is high relative to our peers, it is at its lowest level since 2007 and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of March 31, 2025. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$529,120	$529,511
Downgrades by rating agencies	5,074	—
Upgrades by rating agencies	(30,555)	(4,592)
Dispositions	(916)	(275)
Acquisitions	4,024	17,737
Provision for credit losses	36	88
Amortization and other	(424)	(447)
Balance at end of period	$506,359	$542,022

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 3% of total fixed maturities at amortized cost as of March 31, 2025. Globe Life invests long term and as such, one of our key criteria in our investment process is to select issuers that are anticipated to weather multiple economic cycles.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Three Months Ended March 31,				Increase
	2025		2024		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$33,688	2.8	$31,174	2.7	$2,514	8
Other employee costs	10,301	0.9	10,013	0.9	288	3
Information technology costs	20,936	1.7	18,307	1.6	2,629	14
Legal costs	6,249	0.5	5,273	0.4	976	19
Other administrative costs	16,375	1.4	15,644	1.4	731	5
Total insurance administrative expenses	87,549	7.3	80,411	7.0	7,138	9

Parent company expense	3,050		2,826		224
Stock compensation expense	12,019		9,267		2,752
Legal proceedings	6,128		—		6,128
Non-operating expenses	—		710		(710)
Total operating expenses, per Condensed Consolidated Statements of Operations	$108,746		$93,214		$15,532	17

Total operating expenses for March 31, 2025 increased in comparison with the prior year primarily due to increases in insurance administrative expenses as well as stock compensation and legal proceedings. Insurance administrative expenses increased $7.1 million primarily due to higher information technology costs, legal costs including compliance and security, and employee costs, which include salaries and other costs. Insurance administrative expenses as a percent of premium were 7.3% for the three months ended March 31, 2025 compared to 7.0% for the same period in 2024.

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On November 18, 2024, the Board of Directors authorized the repurchase of up to $1.8 billion under the Company's existing share repurchase program. Management generally determines the amount of repurchases based on the amount of the excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Since implementing our share repurchase program in 1986, we have used $10.5 billion to repurchase Globe Life Inc. common shares, after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

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

The following table summarizes share repurchases for the three month periods ended March 31, 2025 and 2024.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025			2024
Purchases with:	Shares	Amount	Average Price	Shares	Amount	Average Price
Excess cash flow at the Parent Company(1)	1,451	$176,546	$121.70	128	$15,602	$122.13
Option exercise proceeds	700	86,624	123.76	63	7,927	126.20
Total	2,151	$263,170	$122.37	191	$23,529	$123.47
(1)Excludes excise tax on the repurchase of treasury stock of $1.4 million and $(60) thousand for the three months ended March 31, 2025 and 2024, respectively.
The amount of share repurchases in the first quarter was higher due to favorable market conditions related to the company's stock price and higher excess cash flow. The amount of excess cash flow was higher than in the prior year primarily due to higher statutory earnings and the inclusion of extraordinary dividends approved in late 2024. Refer to Note 11—Debt for further details. Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

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

        GL Q1 2025 FORM 10-Q

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

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2025	2024	Projected 2025	2024
Liquidity Sources:
Dividends from Subsidiaries	$23,260	$52,046	$700,000—$750,000	$692,690
Excess Cash Flows(1)	$196,678	$62,118	$785,000—$835,000	$455,013
(1)Excess cash flows are reported gross of shareholder dividends. For the three months ended March 31, 2025 and 2024, shareholder dividends were $20 million and $21 million, respectively. For the twelve months ended December 31, 2025, we project approximately $83 million in shareholder dividends, compared to the $85 million paid in 2024.

Dividends from subsidiaries and excess cash flows are projected to be higher in 2025 than in 2024 primarily due to improved earnings from favorable mortality trends and growth in business, as well as positive impacts from lower reserve increases under statutory accounting impacting the 2024 statutory earnings that derive the 2025 dividends. The excess cash flows in 2025 include the extraordinary dividends approved in the latter part of 2024 of $192 million. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, debt markets, term loans, and a revolving credit facility.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The facility was amended on March 29, 2024, resulting in an increased capacity of $250 million. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. The updated five-year credit agreement will mature on March 29, 2029. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a backup line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As of March 31, 2025, we had available $476 million of additional borrowing capacity under this facility, compared to $561 million a year earlier. As of March 31, 2025, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	March 31, 2025	December 31, 2024	March 31, 2024
Balance of commercial paper at end of period (par value)	$409,500	$419,000	$324,000
Annualized interest rate	5.13%	5.22%	5.63%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	475,500	466,000	561,000

        GL Q1 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Average balance of commercial paper outstanding during period (par value)	$478,950	$346,088
Daily-weighted average interest rate (annualized)	5.08%	5.68%
Maximum daily amount outstanding during period (par value)	$605,500	$384,000

The Company reduced commercial paper borrowings by $10 million since year end. The Company was able to issue commercial paper as needed under this facility during the three months ended March 31, 2025 and 2024.

Globe Life expects to have readily available funds for 2025 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries through liquid assets currently available, internally-generated cash flow and the credit facility. In the event more liquidity is needed, the Parent Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility or term loan, and intercompany borrowing.

Consolidated Liquidity. Consolidated net cash inflows from operations were $432 million in the first three months of 2025, compared with $351 million in the same period of 2024. The increase is attributable to routine fluctuations in the settlement of operating activities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $138 million during the first three months of 2025. As previously noted under the caption Short-Term Borrowings, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $366 million at March 31, 2025, compared with $250 million at December 31, 2024. In addition to these liquid assets, $17.5 billion (fair value at March 31, 2025) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.4 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 98% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity. It does not include short-term FHLB borrowings, which are obligations of the insurance subsidiaries and typically repaid over the course of the year.

Long-Term Borrowings. At March 31, 2025 and December 31, 2024, the outstanding long-term debt at book value was $2.3 billion and $2.3 billion, respectively.

        GL Q1 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

Selected Information about Debt Issues
As of March 31, 2025
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$547,186	$548,751
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	397,250	346,216
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	246,377	242,348
Senior notes	08/23/2024	09/15/2034	5.850%	semiannual	450,000	444,915	459,194
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,448	97,340
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,408	208,130
Term loan(2)	05/11/2023	08/15/2027	5.798%	quarterly	250,000	248,361	248,361
Total long-term debt					2,350,000	2,324,945	2,150,340

FHLB borrowings					70,000	70,000	70,000
Commercial paper					409,500	406,891	406,891
Total short-term debt					479,500	476,891	476,891

Total debt					$2,829,500	$2,801,836	$2,627,231
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

Analysis of Financing Costs
(Dollar amounts in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	%
Interest on funded debt	$23,553	$16,926	$6,627	39
Interest on term loans	3,889	2,999	890	30
Interest on short-term debt	7,550	8,683	(1,133)	(13)
Other	—	13	(13)	(100)
Financing costs	$34,992	$28,621	$6,371	22

During the first three months of 2025, financing costs increased 22% compared to the prior year. The increase in financing costs is primarily due to higher average balances in the current year compared to the prior year due to the issuance of debt in the third quarter of 2024. More information on our debt transactions is disclosed in the Financial Condition section of this report.

Subsidiary Capital: The National Association of Insurance Commissioners (NAIC) has established a risk-based factor approach for determining threshold risk-based capital levels for all insurance companies. This approach was designed to assist the regulatory bodies in identifying companies that may require regulatory attention. A Risk-Based Capital (RBC) ratio is typically determined by dividing adjusted total statutory capital by the amount of RBC determined using the NAIC’s factors. If a company’s RBC ratio approaches two times the RBC amount, the company must file a plan with the NAIC for improving its capital levels (this level is commonly referred to as

        GL Q1 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

“Company Action Level” RBC). Companies typically hold a multiple of the Company Action Level RBC depending on their particular business needs and risk profile.

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. For 2025, Globe Life has targeted a consolidated Company Action Level RBC ratio of 300% to 320%. The Company has concluded that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. For 2024, our consolidated Company Action Level RBC ratio was 316%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Shareholders' Equity: Shareholders’ equity was $5.4 billion at March 31, 2025. This compares with $5.3 billion at December 31, 2024 and $5.0 billion at March 31, 2024. During the three months since December 31, 2024, shareholders’ equity increased as a result of net income of $255 million during the first three months of 2025, but was offset by share repurchases of $177 million and an additional $87 million in share repurchases to offset the dilution from stock option exercises. Additionally, the change in the balance of AOCI increased shareholders' equity $59 million primarily due to increased interest rates and discount rates over the period.

On February 27, 2025, the Parent Company announced that it had declared a quarterly dividend of $0.27 per share. This dividend was paid on May 1, 2025.

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

        GL Q1 2025 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2025.

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

As of the end of the fiscal quarter completed March 31, 2025, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended March 31, 2025, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

        GL Q1 2025 FORM 10-Q

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation and unclaimed property audits is provided in Note 5—Commitments and Contingencies.

        GL Q1 2025 FORM 10-Q

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the First Quarter of 2025

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	354,000	$112.47	354,000	—
February 1-28, 2025	1,082,776	122.97	1,082,776	—
March 1-31, 2025	713,774	126.38	713,774	—

Item 5. Other Information

(c) Trading arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

        GL Q1 2025 FORM 10-Q

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

        GL Q1 2025 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: May 7, 2025	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: May 7, 2025	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: May 7, 2025	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q1 2025 FORM 10-Q