Form 10-Q
period 2025-06-30
GLOBE LIFE INC.
filed 2025-08-06
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, $1.00 Par Value	81,003,536
GL Q2 2025 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q2 2025 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2025—$18,959,797; 2024—$18,835,809, allowance for credit losses: 2025— $10,355; 2024— $10,395)	$17,365,354	$17,155,012
Mortgage loans	455,767	396,088
Policy loans	718,621	699,669
Other long-term investments (includes: 2025—$1,022,425; 2024—$986,766 under the fair value option)	1,268,624	1,235,759
Short-term investments	116,724	85,035
Total investments	19,925,090	19,571,563
Cash	239,122	165,325
Accrued investment income	271,670	269,791
Other receivables	690,705	691,907
Deferred acquisition costs	6,754,821	6,495,589
Goodwill	490,446	490,446
Other assets	1,437,494	1,391,560
Total assets	$29,809,348	$29,076,181
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2025—$17,901,979; 2024—$17,552,564)	$18,846,755	$18,457,263
Unearned and advance premium	273,195	257,631
Policy claims and other benefits payable	532,179	532,832
Other policyholders' funds	492,146	468,604
Total policy liabilities	20,144,275	19,716,330
Current and deferred income taxes	816,135	731,255
Short-term debt	464,540	415,401
Long-term debt (estimated fair value: 2025—$2,172,267; 2024—$2,122,772)	2,325,642	2,324,251
Other liabilities	639,726	583,424
Total liabilities	24,390,318	23,770,661
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2025 and 2024	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2025—97,218,183 issued; 2024—97,218,183 issued)	97,218	97,218
Additional paid-in-capital	538,050	527,795
Accumulated other comprehensive income (loss)	(1,983,868)	(2,029,720)
Retained earnings	8,453,893	8,002,521
Treasury stock, at cost: (2025—16,206,643 shares; 2024—13,240,616 shares)	(1,686,263)	(1,292,294)
Total shareholders' equity	5,419,030	5,305,520
Total liabilities and shareholders' equity	$29,809,348	$29,076,181
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Life premium	$839,544	$815,482	$1,669,407	$1,619,747
Health premium	378,099	351,643	747,890	692,662
Total premium	1,217,643	1,167,125	2,417,297	2,312,409
Net investment income	282,169	285,636	562,783	568,214
Realized gains (losses)	(18,574)	(12,589)	(18,489)	(24,388)
Other income	49	74	118	150
Total revenue	1,481,287	1,440,246	2,961,709	2,856,385

Benefits and expenses:
Life policyholder benefits(1)	519,355	518,792	1,029,111	1,038,663
Health policyholder benefits(2)	229,924	205,423	463,853	407,750
Other policyholder benefits	6,719	11,479	13,799	21,074
Total policyholder benefits	755,998	735,694	1,506,763	1,467,487

Amortization of deferred acquisition costs	111,401	101,915	216,916	201,393
Commissions, premium taxes, and non-deferred acquisition costs	157,411	149,802	321,734	297,912
Other operating expense	108,293	99,108	217,039	192,322
Interest expense	34,885	31,404	69,877	60,025
Total benefits and expenses	1,167,988	1,117,923	2,332,329	2,219,139

Income before income taxes	313,299	322,323	629,380	637,246
Income tax benefit (expense)	(60,550)	(63,968)	(122,068)	(124,674)
Net income	$252,749	$258,355	$507,312	$512,572

Basic net income per common share	$3.09	$2.83	$6.13	$5.53

Diluted net income per common share	$3.05	$2.83	$6.07	$5.51
(1)Net of a remeasurement gain of $16.7 million for the three months ended June 30, 2025 and a remeasurement gain of $12.4 million for the same period in 2024. Net of a remeasurement gain of $25.3 million for the six months ended June 30, 2025 and a remeasurement gain of $17.3 million for the same period in 2024.
(2)Net of a remeasurement gain of $3.9 million for the three months ended June 30, 2025 and a remeasurement gain of $3.2 million for the same period in 2024. Net of a remeasurement gain of $4.3 million for the six months ended June 30, 2025 and a remeasurement gain of $6.5 million for the same period in 2024.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$252,749	$258,355	$507,312	$512,572

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	(134,318)	(263,012)	80,810	(568,028)
Other reclassification adjustments included in net income	10,603	7,400	7,262	4,988
Foreign exchange adjustment on fixed maturities recorded at fair value	(1,328)	(117)	(1,758)	1,500
Total unrealized investment gains (losses)	(125,043)	(255,729)	86,314	(561,540)
Less applicable tax (expense) benefit	26,264	53,701	(18,123)	117,923
Unrealized gains (losses) on investments, net of tax	(98,779)	(202,028)	68,191	(443,617)

Future Policy Benefits:
Change in discount rate on future policy benefits	92,229	606,384	(47,123)	1,310,980
Less applicable tax (expense) benefit	(19,367)	(127,342)	9,896	(275,306)
Future policy benefit adjustments, net of tax	72,862	479,042	(37,227)	1,035,674

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	16,300	641	18,721	(11,956)
Less applicable tax (expense) benefit	(3,425)	(135)	(3,933)	2,511
Foreign exchange translation adjustments, other than securities, net of tax	12,875	506	14,788	(9,445)

Pension:
Pension adjustments	59	118	127	236
Less applicable tax (expense) benefit	(12)	(22)	(27)	(49)
Pension adjustments, net of tax	47	96	100	187

Other comprehensive income (loss)	(12,995)	277,616	45,852	582,799
Comprehensive income (loss)	$239,754	$535,971	$553,164	$1,095,371

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$—	$97,218	$527,795	$(2,029,720)	$8,002,521	$(1,292,294)	$5,305,520
Comprehensive income (loss)	—	—	—	58,847	254,563	—	313,410
Common dividends declared ($0.2700 per share)	—	—	—	—	(22,383)	—	(22,383)
Acquisition of treasury stock	—	—	—	—	—	(264,544)	(264,544)
Stock-based compensation	—	—	(3,754)	—	—	15,773	12,019
Exercise of stock options	—	—	—	—	(9,753)	91,147	81,394
Balance at March 31, 2025	—	97,218	524,041	(1,970,873)	8,224,948	(1,449,918)	5,425,416
Comprehensive income (loss)	—	—	—	(12,995)	252,749	—	239,754
Common dividends declared ($0.2700 per share)	—	—	—	—	(21,869)	—	(21,869)
Acquisition of treasury stock	—	—	—	—	—	(250,311)	(250,311)
Stock-based compensation	—	—	14,009	—	—	34	14,043
Exercise of stock options	—	—	—	—	(1,935)	13,932	11,997
Balance at June 30, 2025	$—	$97,218	$538,050	$(1,983,868)	$8,453,893	$(1,686,263)	$5,419,030

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2023	$—	$102,218	$532,474	$(2,772,419)	$7,478,813	$(854,283)	$4,486,803
Comprehensive income (loss)	—	—	—	305,183	254,217	—	559,400
Common dividends declared ($0.2400 per share)	—	—	—	—	(22,603)	—	(22,603)
Acquisition of treasury stock	—	—	—	—	—	(23,469)	(23,469)
Stock-based compensation	—	—	(5,612)	—	(438)	15,317	9,267
Exercise of stock options	—	—	—	—	(3,334)	33,097	29,763
Balance at March 31, 2024	—	102,218	526,862	(2,467,236)	7,706,655	(829,338)	5,039,161
Comprehensive income (loss)	—	—	—	277,616	258,355	—	535,971
Common dividends declared ($0.2400 per share)	—	—	—	—	(21,595)	—	(21,595)
Acquisition of treasury stock	—	—	—	—	—	(335,873)	(335,873)
Stock-based compensation	—	—	7,166	—	—	2,924	10,090
Exercise of stock options	—	—	—	—	—	—	—
Balance at June 30, 2024	$—	$102,218	$534,028	$(2,189,620)	$7,943,415	$(1,162,287)	$5,227,754

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash provided from (used for) operating activities	$739,813	$724,923

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	272,067	510,904
Fixed maturities available for sale—matured or other redemptions	132,253	85,385
Mortgage loans	3,437	26,071
Other long-term investments	25,939	14,125
Total investments sold or matured	433,696	636,485
Acquisition of investments:
Fixed maturities—available for sale	(511,297)	(923,096)
Mortgage loans	(66,686)	(92,167)
Other long-term investments	(53,799)	(165,322)
Total investments acquired	(631,782)	(1,180,585)
Net (increase) decrease in policy loans	(18,952)	(19,057)
Net (increase) decrease in short-term investments	(31,689)	(18,820)
Additions to property and equipment	(24,687)	(26,738)
Investments in low-income housing interests	(30,569)	(17,870)
Cash provided from (used for) investing activities	(303,983)	(626,585)

Cash provided from (used for) financing activities:
Issuance of common stock	93,391	29,763
Cash dividends paid to shareholders	(42,524)	(43,681)
Net borrowing from Federal Home Loan Bank (FHLB)	70,000	180,000
Net borrowing (repayment) of commercial paper	26,983	(114,494)
Proceeds from commercial paper with original maturities greater than 90 days	361,118	339,518
Repayment of commercial paper with original maturities greater than 90 days	(408,962)	(236,786)
Acquisition of treasury stock	(514,855)	(359,342)
Net receipts (payments) from deposit-type products	59,600	85,236
Cash provided from (used for) financing activities	(355,249)	(119,786)

Effect of foreign exchange rate changes on cash	(6,784)	6,206
Net increase (decrease) in cash	73,797	(15,242)
Cash at beginning of year	165,325	103,156
Cash at end of period	$239,122	$87,914

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q2 2025 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at June 30, 2025, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended June 30, 2025 and 2024. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that were included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 26, 2025.

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

Reinsurance and Recapture: In the normal course of business, Globe Life insurance subsidiaries will enter into reinsurance agreements to limit their exposure to the risk of loss as well as enhance their capital position. The Company entered into a coinsurance transaction with funds withheld agreement with a third-party reinsurer on March 6, 2025, with an agreement effective date of January 1, 2025. Under the terms of the agreement Globe Life ceded 100% of the liabilities, net of existing reinsurance, associated with certain term and whole life insurance policies. The contract is accounted for under deposit accounting as it did not pass the risk transfer requirements for reinsurance treatment on a GAAP basis. Since the agreement is subject to deposit accounting and meets the right of offset conditions outlined in the accounting policy the Company recorded the initial coinsurance, ceding commission and funds withheld balance on a net basis. At inception, no cash was exchanged between the parties and subsequently, a risk charge was recorded as a component of net investment income in the Condensed Consolidated Statement of Operations, with net cash settlements occurring quarterly between the parties.

On March 31, 2025, the Company entered into a recapture and termination agreement with a third-party reinsurer to recapture certain policies that had previously been ceded under a reinsurance agreement dated November 12, 2001. The recapture was executed to accomplish common objectives between the Company and the reinsurer. As a result of the transaction, the Company received net proceeds of $39 million, which are reflected as operating cash flows in the Condensed Consolidated Statement of Cash Flows. The Company also recognized a gain of approximately $14 million in policyholder benefits in the Condensed Consolidated Statement of Operations.

        GL Q2 2025 FORM 10-Q

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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2025	$(1,152,648)	$(819,131)	$(19,844)	$20,750	$(1,970,873)
Other comprehensive income (loss) before reclassifications, net of tax	(107,155)	72,862	12,875	—	(21,418)
Reclassifications, net of tax	8,376	—	—	47	8,423
Other comprehensive income (loss)	(98,779)	72,862	12,875	47	(12,995)
Balance at June 30, 2025	$(1,251,427)	$(746,269)	$(6,969)	$20,797	$(1,983,868)

	Three Months Ended June 30, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at April 1, 2024	$(1,069,185)	$(1,390,759)	$(5,232)	$(2,060)	$(2,467,236)
Other comprehensive income (loss) before reclassifications, net of tax	(207,874)	479,042	506	—	271,674
Reclassifications, net of tax	5,846	—	—	96	5,942
Other comprehensive income (loss)	(202,028)	479,042	506	96	277,616
Balance at June 30, 2024	$(1,271,213)	$(911,717)	$(4,726)	$(1,964)	$(2,189,620)

	Six Months Ended June 30, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2025	$(1,319,618)	$(709,042)	$(21,757)	$20,697	$(2,029,720)
Other comprehensive income (loss) before reclassifications, net of tax	62,454	(37,227)	14,788	—	40,015
Reclassifications, net of tax	5,737	—	—	100	5,837
Other comprehensive income (loss)	68,191	(37,227)	14,788	100	45,852
Balance at June 30, 2025	$(1,251,427)	$(746,269)	$(6,969)	$20,797	$(1,983,868)

	Six Months Ended June 30, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2024	$(827,596)	$(1,947,391)	$4,719	$(2,151)	$(2,772,419)
Other comprehensive income (loss) before reclassifications, net of tax	(447,558)	1,035,674	(9,445)	—	578,671
Reclassifications, net of tax	3,941	—	—	187	4,128
Other comprehensive income (loss)	(443,617)	1,035,674	(9,445)	187	582,799
Balance at June 30, 2024	$(1,271,213)	$(911,717)	$(4,726)	$(1,964)	$(2,189,620)

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of accumulated other comprehensive income are presented below for the three and six month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
Component Line Item	2025	2024	2025	2024
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$12,837	$10,217	$12,009	$9,989	Realized (gains) losses
Amortization of (discount) premium	(2,234)	(2,817)	(4,747)	(5,001)	Net investment income
Total before tax	10,603	7,400	7,262	4,988
Tax	(2,227)	(1,554)	(1,525)	(1,047)	Income taxes
Total after-tax	8,376	5,846	5,737	3,941
Pension adjustments:
Amortization of prior service cost	292	269	584	538	Other operating expense
Amortization of actuarial (gain) loss	(233)	(151)	(457)	(302)	Other operating expense
Total before tax	59	118	127	236
Tax	(12)	(22)	(27)	(49)	Income taxes
Total after-tax	47	96	100	187
Total reclassification (after-tax)	$8,423	$5,942	$5,837	$4,128

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at June 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At June 30, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$411,371	$—	$131	$(31,467)	$380,035	2
States, municipalities, and political subdivisions	3,303,151	—	23,550	(633,924)	2,692,777	16
Foreign governments	39,427	—	21	(9,842)	29,606	—
Corporates, by sector:
Industrials	8,007,486	(7,058)	138,507	(737,473)	7,401,462	43
Financial	5,004,947	—	107,285	(386,613)	4,725,619	27
Utilities	2,113,952	—	55,957	(109,524)	2,060,385	12
Total corporates	15,126,385	(7,058)	301,749	(1,233,610)	14,187,466	82
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	79,463	(3,297)	114	(810)	75,470	—
Total fixed maturities	$18,959,797	$(10,355)	$325,565	$(1,909,653)	$17,365,354	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$401,753	$—	$1	$(42,794)	$358,960	2
States, municipalities, and political subdivisions	3,300,901	—	20,662	(534,759)	2,786,804	16
Foreign governments	36,883	—	18	(8,870)	28,031	—
Corporates, by sector:
Industrials	7,889,074	(7,098)	105,610	(805,330)	7,182,256	42
Financial	5,006,375	—	82,598	(413,043)	4,675,930	27
Utilities	2,081,366	—	39,716	(118,007)	2,003,075	12
Total corporates	14,976,815	(7,098)	227,924	(1,336,380)	13,861,261	81
Collateralized debt obligations	36,923	—	5,943	—	42,866	—
Other asset-backed securities	82,534	(3,297)	39	(2,186)	77,090	1
Total fixed maturities	$18,835,809	$(10,395)	$254,587	$(1,924,989)	$17,155,012	100
(1)Amount reported in the balance sheet.
(2)At fair value.

The Company had unfunded commitments of $146 million and $167 million in fixed maturities at June 30, 2025 and December 31, 2024, respectively.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
A schedule of fixed maturities available for sale by contractual maturity date at June 30, 2025, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At June 30, 2025
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$96,098	$96,423
Due after one year through five years	809,469	833,243
Due after five years through ten years	1,916,943	1,958,923
Due after ten years through twenty years	9,007,319	8,411,758
Due after twenty years	7,043,430	5,989,520
Mortgage-backed and asset-backed securities	76,183	75,487
	$18,949,442	$17,365,354

Analysis of Investment Operations: "Net investment income" for the three and six month periods ended June 30, 2025 and 2024 is summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Fixed maturities available for sale	$245,205	$247,215	(1)	$487,415	$493,313	(1)
Policy loans	13,850	13,084	6	27,508	25,900	6
Mortgage loans	5,350	6,909	(23)	12,018	13,669	(12)
Other long-term investments(1)	21,438	18,953	13	44,517	38,616	15
Short-term investments	3,059	3,625		4,535	5,313
	288,902	289,786	—	575,993	576,811	—
Less investment expense	(6,733)	(4,150)	62	(13,210)	(8,597)	54
Net investment income	$282,169	$285,636	(1)	$562,783	$568,214	(1)
(1)For the three months ended June 30, 2025 and June 30, 2024 the investment funds, accounted for under the fair value option method, recorded $18 million in net investment income for both periods. For the six months ended June 30, 2025 and 2024, the investment funds, accounted for under the fair value option method, recorded $37.3 million and $37.0 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturities available for sale:
Proceeds from sales(1)	$218,156	$483,051	$272,067	$510,904
Gross realized gains	1,617	3,869	3,095	4,044
Gross realized losses	(7,026)	(13,933)	(8,490)	(13,968)
(1)During the three and six months ended June 30, 2025 and 2024, the Company had $0 unsettled trades.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of "realized gains (losses)" is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(12,837)	$(10,113)	$(12,049)	$(9,973)
Provision for credit losses	—	(104)	40	(16)
Fair value option—change in fair value	(8,476)	(3,691)	(6,105)	(19,094)
Mortgage loans	(126)	(1,280)	307	(2,154)
Other investments	(264)	837	(1,342)	1,151
Realized gains (losses) from investments	(21,703)	(14,351)	(19,149)	(30,086)
Other gains (losses)	3,129	1,762	660	5,698
Total realized gains (losses)	(18,574)	(12,589)	(18,489)	(24,388)
Applicable tax	3,900	2,644	3,882	5,122
Realized gains (losses), net of tax	$(14,674)	$(9,945)	$(14,607)	$(19,266)
(1)During the three months ended June 30, 2025 and 2024, the Company recorded $72.6 million and $12.0 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $(3.2) million and $0 realized gains (losses) respectively. During the six months ended June 30, 2025 and 2024, the Company recorded $128.3 million and $78.9 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $(3.1) million and $0 realized gains (losses) respectively.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at June 30, 2025 and December 31, 2024:

	Fair Value Measurement at June 30, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$380,035	$—	$380,035
States, municipalities, and political subdivisions	—	2,692,777	—	2,692,777
Foreign governments	—	29,606	—	29,606
Corporates, by sector:
Industrials	—	7,222,920	178,542	7,401,462
Financial	—	4,603,643	121,976	4,725,619
Utilities	—	1,942,506	117,879	2,060,385
Total corporates	—	13,769,069	418,397	14,187,466
Collateralized debt obligations	—	—	—	—
Other asset-backed securities	—	42,877	32,593	75,470
Total fixed maturities	$—	$16,914,364	$450,990	$17,365,354
Percentage of total	—%	97%	3%	100%

	Fair Value Measurement at December 31, 2024:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$358,960	$—	$358,960
States, municipalities, and political subdivisions	—	2,786,804	—	2,786,804
Foreign governments	—	28,031	—	28,031
Corporates, by sector:
Industrials	—	6,998,900	183,356	7,182,256
Financial	—	4,551,737	124,193	4,675,930
Utilities	—	1,890,559	112,516	2,003,075
Total corporates	—	13,441,196	420,065	13,861,261
Collateralized debt obligations	—	—	42,866	42,866
Other asset-backed securities	—	65,907	11,183	77,090
Total fixed maturities	$—	$16,680,898	$474,114	$17,155,012
Percentage of total	—%	97%	3%	100%

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2025	$11,183	$42,866	$420,065	$474,114
Included in realized gains / losses	—	(588)	(4)	(592)
Included in other comprehensive income	71	—	(3,328)	(3,257)
Acquisitions	21,339	—	17,515	38,854
Sales	—	(36,398)	—	(36,398)
Amortization	—	1,893	13	1,906
Other(1)	—	(7,773)	(15,864)	(23,637)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at June 30, 2025	$32,593	$—	$418,397	$450,990
Percent of total fixed maturities	—%	—%	3%	3%
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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3 classification:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At June 30, 2025	$71	$—	$(3,328)	$(3,257)
At June 30, 2024	—	742	(9,905)	(9,163)

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

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	June 30, 2025
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Private placement fixed maturities	$418,397	Determination of credit spread	Credit rating	B to AAA	BBB+
Asset-backed securities	32,593	Determination of credit spread	Credit rating	CC to BBB	BB+
	$450,990
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

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of June 30, 2025	644	1,486	2,130
As of December 31, 2024	705	1,498	2,203

Globe Life's entire fixed maturity portfolio consisted of 2,577 issues by 1,016 different issuers at June 30, 2025 and 2,552 issues by 1,014 different issuers at December 31, 2024. The weighted-average quality rating of all unrealized loss positions at amortized cost was A as of June 30, 2025 and A- as of December 31, 2024.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at June 30, 2025 and December 31, 2024.

Analysis of Gross Unrealized Investment Losses

	At June 30, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$4,658	$(497)	$365,241	$(30,970)	$369,899	$(31,467)
States, municipalities, and political subdivisions	788,376	(47,539)	1,449,974	(586,385)	2,238,350	(633,924)
Foreign governments	—	—	25,084	(9,842)	25,084	(9,842)
Corporates, by sector:
Industrials	1,295,455	(63,946)	3,437,449	(638,215)	4,732,904	(702,161)
Financial	749,725	(23,304)	1,846,917	(346,568)	2,596,642	(369,872)
Utilities	365,180	(9,905)	564,596	(93,048)	929,776	(102,953)
Total corporates	2,410,360	(97,155)	5,848,962	(1,077,831)	8,259,322	(1,174,986)
Other asset-backed securities	6,535	(66)	19,430	(744)	25,965	(810)
Total investment grade securities	3,209,929	(145,257)	7,708,691	(1,705,772)	10,918,620	(1,851,029)

Below investment grade securities:
Corporates, by sector:
Industrials	15,750	(697)	185,564	(34,615)	201,314	(35,312)
Financial	6,185	(32)	96,165	(16,709)	102,350	(16,741)
Utilities	15,778	(794)	35,846	(5,777)	51,624	(6,571)
Total corporates	37,713	(1,523)	317,575	(57,101)	355,288	(58,624)
Other asset-backed securities	—	—	—	—	—	—
Total below investment grade securities	37,713	(1,523)	317,575	(57,101)	355,288	(58,624)
Total fixed maturities	$3,247,642	$(146,780)	$8,026,266	$(1,762,873)	$11,273,908	$(1,909,653)

        GL Q2 2025 FORM 10-Q

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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowance for credit losses beginning balance	$10,355	$7,027	$10,395	$7,115
Additions to allowance for which credit losses were not previously recorded	—	—	—	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	—	105	(40)	17
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	—	—
Allowance for credit losses ending balance	$10,355	$7,132	$10,355	$7,132

As of June 30, 2025 and December 31, 2024, the Company had one fixed maturity security in non-accrual status with an amortized cost of $5 million and an allowance of $3 million.

Mortgage Loans (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Industrial	$148,190	32	$110,456	28
Multi-family	112,680	25	111,234	28
Hospitality	86,250	19	73,931	19
Retail	75,848	16	65,612	16
Mixed use	36,367	8	35,960	9
Office	3,061	1	6,539	2
Total recorded investment	462,396	101	403,732	102
Less allowance for credit losses	(6,629)	(1)	(7,644)	(2)
Carrying value, net of allowance for credit losses	$455,767	100	$396,088	100

	June 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Texas	$82,236	18	$75,131	19
Florida	81,203	18	63,308	16
New Jersey	55,941	12	51,744	13
California	47,708	10	48,371	12
North Carolina	41,992	9	23,253	6
Alabama	36,577	8	35,850	9
Other	116,739	26	106,075	27
Total recorded investment	462,396	101	403,732	102
Less allowance for credit losses	(6,629)	(1)	(7,644)	(2)
Carrying value, net of allowance for credit losses	$455,767	100	$396,088	100

        GL Q2 2025 FORM 10-Q

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

	June 30, 2025
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$114,189	$56,783	$242,599	$413,571	89
70% to 80%	—	—	—	—	—
81% to 90%	—	—	—	—	—
Greater than 90%	12,458	36,367	—	48,825	11
Total	$126,647	$93,150	$242,599	462,396	100
Less allowance for credit losses				(6,629)
Total, net of allowance for credit losses				$455,767
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

As of June 30, 2025, the Company had 37 loans in the portfolio. During the quarter, the Company evaluated the commercial mortgage loan portfolio on both an individual and pooling basis to determine the allowance for credit losses and determined four loans were collateral dependent or likely to foreclose. The allowance for credit losses on these loans was determined using the practical expedient which was based on an estimate of fair value of the underlying collateral plus costs to sell the asset. The total principal balance of the four loans was $49 million and the allowance, determined using the practical expedient, was $3 million as of June 30, 2025. For the three months ended June 30, 2025, one loan with an outstanding principal value of $2 million was removed from the evaluation as a result of foreclosure. For the six months ended June 30, 2025, two loans with an outstanding principal value of $5 million were removed from the evaluation as a result of foreclosure and were transferred into limited partnerships, held under the fair value option, in other long-term investments. As of June 30, 2025, there were two commercial mortgage loans in the process of foreclosure, with an outstanding par value of $41 million and outstanding interest due of $0. For the six months ended June 30, 2025, the allowance for credit losses decreased by $1 million to $6.6

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
million. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowance for credit losses beginning balance	$6,731	$4,546	$7,644	$3,672
Provision (reversal) for credit losses	110	1,280	(138)	2,154
Reduction in allowance due to dispositions	(212)	—	(877)	—
Allowance for credit losses ending balance	$6,629	$5,826	$6,629	$5,826

As of June 30, 2025, the Company had three commercial mortgage loans in non-accrual status with a principal balance of $48 million. As of December 31, 2024, the Company had five commercial mortgage loans in non-accrual status with a principal balance of $53 million. The Company's unfunded commitment balance to commercial loan borrowers was $19 million as of June 30, 2025.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	June 30,
	June 30, 2025	December 31, 2024
Investment funds	$1,022,425	$986,766
Company-owned life insurance(1)	202,854	202,734
Other	43,345	46,259
Total	$1,268,624	$1,235,759
(1) Company-owned life insurance (COLI) is reported at cash surrender value.

The following table presents additional information about the Company's investment funds as of June 30, 2025 and December 31, 2024 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	June 30, 2025	December 31, 2024	June 30, 2025	Redemption Term/Notice(1)
Commercial mortgage loans	$577,472	$566,142	$170,251	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	219,031	202,008	171,756	Fully redeemable and non-redeemable with varying terms.
Infrastructure	183,102	179,627	25,000	Fully redeemable and non-redeemable with varying terms.
Other	42,820	38,989	57,419	Non-redeemable with varying terms
Total investment funds	$1,022,425	$986,766	$424,426
(1) Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.
(2) Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of June 30, 2025, unfunded commitments totaled $567 million, including funds past the investment period.

The Company had $57 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $424 million as of June 30, 2025.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 5—Commitments and Contingencies

Guarantees: At June 30, 2025, Globe Life had no guarantee agreements which were either Parent Company guarantees of subsidiary obligations to a third party or Parent Company guarantees of obligations between wholly-owned subsidiaries.

Letters of credit—The Parent Company has guaranteed letters of credit with a group of banks in connection with its credit facility. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The credit facility was amended on March 29, 2024 and now expires in 2029. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount of letters of credit outstanding at June 30, 2025 was $115 million.

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

On November 30, 2023, Globe Life Inc. and its subsidiary, American Income Life Insurance Company, received subpoenas from the U.S. Attorney’s Office for the Western District of Pennsylvania, seeking documents relating to sales practices by certain independent sales agents contracted to sell American Income Life Insurance Company policies. Globe Life Inc. and American Income Life Insurance Company cooperated fully in responding to the Department of Justice’s requests. On July 28, 2025, the Department of Justice informed the companies that it had closed its investigation. The closing of the investigation means the Department of Justice will not be taking enforcement action against Globe Life Inc. or American Income Life Insurance Company.

In April 2024, Globe Life Inc. received an inquiry from the SEC's Fort Worth Regional Office requesting information related to recent short seller reports making allegations about Globe Life Inc. Globe Life Inc. provided information in response to the SEC’s requests and cooperated fully with the SEC. On July 24, 2025, SEC staff notified Globe Life Inc. that they had concluded their investigation and, based on the information gathered, did not intend to recommend an SEC enforcement action against Globe Life Inc.

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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
the amount of any such loss in that outcome cannot be reasonably estimated at this time. Further, management cannot reasonably estimate whether an outcome on the putative class action will be resolved in the near term.

Also pending in the Eastern District of Texas is a consolidated shareholder derivative suit that is closely related to the putative securities class action disclosed above (the “City of Miami Matter”). On November 7, 2024, Globe Life Inc. shareholder Jui Cheng Hsiao filed a shareholder derivative complaint against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors. On November 14, 2024, Globe Life Inc. shareholder Gautam Jadhav filed a shareholder derivative complaint against the same set of defendants. Each shareholder derivative complaint asserts one claim for breach of fiduciary duty against the individual defendants and alleges that the individual defendants breached their fiduciary duties to Globe Life Inc. by causing or permitting Globe Life Inc. to make misleading statements about its performance and financial results. The allegations are substantially similar to the allegations made in the City of Miami Matter and derive from a short seller report. On November 25, 2024, the two shareholder plaintiffs moved to consolidate the two actions into one action and the Court granted the motion on January 3, 2025 (In re Globe Life Inc. Stockholder Derivative Litigation, Lead Case No. 4:24-cv-00993-ALM (E.D. Tex.)). The case is before the same Court as the City of Miami Matter. On January 16, 2025, the parties filed a joint motion to stay such proceedings pending the Court’s resolution of the motion to dismiss filed by Globe Life Inc. in the City of Miami Matter. The Court granted such joint motion to stay the proceedings on January 25, 2025.

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

        GL Q2 2025 FORM 10-Q

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three and six month periods ended June 30, 2025 and 2024:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$4,681,888	$6,052,651	$1,129,716	$478,052	$12,342,307
Beginning balance at original discount rates	4,523,329	5,664,259	1,077,831	443,949	11,709,368
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(113,699)	(122,971)	(17,268)	(7,321)	(261,259)
Adjusted balance at January 1, 2024	4,409,630	5,541,288	1,060,563	436,628	11,448,109
Issuances(1)	412,701	287,040	60,219	12,156	772,116
Interest accrual(2)	109,168	147,351	27,775	11,505	295,799
Net premiums collected(3)	(274,166)	(305,391)	(67,915)	(22,738)	(670,210)
Effect of changes in the foreign exchange rate	(9,222)	—	—	—	(9,222)
Ending balance at original discount rates	4,648,111	5,670,288	1,080,642	437,551	11,836,592
Effect of change from original to current discount rates	(12,208)	140,230	4,591	12,332	144,945
Balance at June 30, 2024	$4,635,903	$5,810,518	$1,085,233	$449,883	$11,981,537

Balance at January 1, 2025	$4,645,917	$5,622,906	$1,048,447	$440,047	$11,757,317
Beginning balance at original discount rates	4,656,710	5,504,912	1,047,020	430,276	11,638,918
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(112,710)	(112,667)	(13,776)	(8,888)	(248,041)
Adjusted balance at January 1, 2025	4,544,000	5,392,245	1,033,244	421,388	11,390,877
Issuances(1)	380,213	257,099	54,393	12,114	703,819
Interest accrual(2)	113,641	144,532	27,056	11,211	296,440
Net premiums collected(3)	(281,023)	(295,271)	(66,699)	(21,904)	(664,897)
Effect of changes in the foreign exchange rate	14,630	—	—	—	14,630
Ending balance at original discount rates	4,771,461	5,498,605	1,047,994	422,809	11,740,869
Effect of change from original to current discount rates	46,620	183,765	15,168	13,975	259,528
Balance at June 30, 2025	$4,818,081	$5,682,370	$1,063,162	$436,784	$12,000,397
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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2024	$4,652,671	$5,945,259	$1,102,209	$464,169	$12,164,308
Beginning balance at original discount rates	4,596,138	5,698,050	1,073,485	442,392	11,810,065
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(65,450)	(86,743)	(6,820)	(5,471)	(164,484)
Adjusted balance at April 1, 2024	4,530,688	5,611,307	1,066,665	436,921	11,645,581
Issuances(1)	200,853	137,809	34,056	6,227	378,945
Interest accrual(2)	55,345	73,931	13,936	5,741	148,953
Net premiums collected(3)	(138,480)	(152,759)	(34,015)	(11,338)	(336,592)
Effect of changes in the foreign exchange rate	(295)	—	—	—	(295)
Ending balance at original discount rates	4,648,111	5,670,288	1,080,642	437,551	11,836,592
Effect of change from original to current discount rates	(12,208)	140,230	4,591	12,332	144,945
Balance at June 30, 2024	$4,635,903	$5,810,518	$1,085,233	$449,883	$11,981,537

Balance at April 1, 2025	$4,757,044	$5,686,115	$1,058,696	$440,270	$11,942,125
Beginning balance at original discount rates	4,719,733	5,512,271	1,045,143	426,436	11,703,583
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(61,093)	(73,750)	(5,858)	(5,199)	(145,900)
Adjusted balance at April 1, 2025	4,658,640	5,438,521	1,039,285	421,237	11,557,683
Issuances(1)	184,580	135,319	28,611	6,902	355,412
Interest accrual(2)	57,175	72,325	13,535	5,586	148,621
Net premiums collected(3)	(141,459)	(147,560)	(33,437)	(10,916)	(333,372)
Effect of changes in the foreign exchange rate	12,525	—	—	—	12,525
Ending balance at original discount rates	4,771,461	5,498,605	1,047,994	422,809	11,740,869
Effect of change from original to current discount rates	46,620	183,765	15,168	13,975	259,528
Balance at June 30, 2025	$4,818,081	$5,682,370	$1,063,162	$436,784	$12,000,397
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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158
Beginning balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(121,945)	(129,976)	(19,337)	(10,212)	(281,470)
Adjusted balance at January 1, 2024	8,939,888	8,526,776	3,318,915	3,496,647	24,282,226
Issuances(1)	412,703	287,041	60,221	12,156	772,121
Interest accrual(2)	243,096	236,977	89,276	104,571	673,920
Benefit payments(3)	(220,560)	(301,894)	(111,881)	(68,051)	(702,386)
Effect of changes in the foreign exchange rate	(21,601)	—	—	—	(21,601)
Ending balance at original discount rates	9,353,526	8,748,900	3,356,531	3,545,323	25,004,280
Effect of change from original to current discount rates	457,881	540,934	68,237	436,575	1,503,627
Balance at June 30, 2024	$9,811,407	$9,289,834	$3,424,768	$3,981,898	$26,507,907

Balance at January 1, 2025	$9,870,692	$9,125,112	$3,377,517	$3,960,963	$26,334,284
Beginning balance at original discount rates	9,508,588	8,660,948	3,340,219	3,582,068	25,091,823
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(123,908)	(122,494)	(17,717)	(12,945)	(277,064)
Adjusted balance at January 1, 2025	9,384,680	8,538,454	3,322,502	3,569,123	24,814,759
Issuances(1)	380,214	257,097	54,393	12,115	703,819
Interest accrual(2)	256,757	239,097	89,565	107,021	692,440
Benefit payments(3)	(226,848)	(291,899)	(107,656)	(70,952)	(697,355)
Effect of changes in the foreign exchange rate	34,732	—	—	—	34,732
Ending balance at original discount rates	9,829,535	8,742,749	3,358,804	3,617,307	25,548,395
Effect of change from original to current discount rates	404,619	535,396	63,014	391,078	1,394,107
Balance at June 30, 2025	$10,234,154	$9,278,145	$3,421,818	$4,008,385	$26,942,502
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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2024	$9,958,093	$9,500,215	$3,499,742	$4,103,892	$27,061,942
Beginning balance at original discount rates	9,216,265	8,728,403	3,340,412	3,527,882	24,812,962
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(69,724)	(93,532)	(8,889)	(7,345)	(179,490)
Adjusted balance at April 1, 2024	9,146,541	8,634,871	3,331,523	3,520,537	24,633,472
Issuances(1)	200,858	137,810	34,057	6,224	378,949
Interest accrual(2)	122,894	119,052	44,723	52,436	339,105
Benefit payments(3)	(115,802)	(142,833)	(53,772)	(33,874)	(346,281)
Effect of changes in the foreign exchange rate	(965)	—	—	—	(965)
Ending balance at original discount rates	9,353,526	8,748,900	3,356,531	3,545,323	25,004,280
Effect of change from original to current discount rates	457,881	540,934	68,237	436,575	1,503,627
Balance at June 30, 2024	$9,811,407	$9,289,834	$3,424,768	$3,981,898	$26,507,907

Balance at April 1, 2025	$10,112,896	$9,253,740	$3,415,857	$4,009,979	$26,792,472
Beginning balance at original discount rates	9,671,087	8,709,934	3,347,430	3,600,322	25,328,773
Effect of changes in assumptions on future cash flows	—	—	—	—	—
Effect of actual variances from expected experience	(68,094)	(80,546)	(9,006)	(7,498)	(165,144)
Adjusted balance at April 1, 2025	9,602,993	8,629,388	3,338,424	3,592,824	25,163,629
Issuances(1)	184,580	135,318	28,612	6,905	355,415
Interest accrual(2)	129,298	119,903	44,830	53,634	347,665
Benefit payments(3)	(117,722)	(141,860)	(53,062)	(36,056)	(348,700)
Effect of changes in the foreign exchange rate	30,386	—	—	—	30,386
Ending balance at original discount rates	9,829,535	8,742,749	3,358,804	3,617,307	25,548,395
Effect of change from original to current discount rates	404,619	535,396	63,014	391,078	1,394,107
Balance at June 30, 2025	$10,234,154	$9,278,145	$3,421,818	$4,008,385	$26,942,502
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

        GL Q2 2025 FORM 10-Q

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

	Life
	Net liability for future policy benefits as of June 30, 2025
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$5,058,074	$3,244,144	$2,310,810	$3,194,498	$13,807,526
Effect of changes in discount rate assumptions	357,999	351,631	47,846	377,103	1,134,579
Other adjustments(1)	75	—	—	35	110
Net liability for future policy benefits, after other adjustments, at current discount rates	5,416,148	3,595,775	2,358,656	3,571,636	14,942,215
Reinsurance recoverable	(177)	—	(7,984)	(14)	(8,175)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,415,971	$3,595,775	$2,350,672	$3,571,622	$14,934,040
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three and six month periods ended June 30, 2025 and 2024:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2024	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728
Beginning balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(37,074)	(31,290)	(21,165)	(7,058)	(2,462)	(99,049)
Adjusted balance at January 1, 2024	3,588,729	1,751,883	327,405	194,811	107,418	5,970,246
Issuances(1)	191,794	128,874	29,015	22,124	8,503	380,310
Interest accrual(2)	84,630	36,717	8,347	4,642	2,760	137,096
Net premiums collected(3)	(145,045)	(93,746)	(25,833)	(11,871)	(5,434)	(281,929)
Effect of changes in the foreign exchange rate	—	—	—	(839)	—	(839)
Ending balance at original discount rates	3,720,108	1,823,728	338,934	208,867	113,247	6,204,884
Effect of change from original to current discount rates	(61,617)	(132,931)	(1,193)	(2,978)	1,629	(197,090)
Balance at June 30, 2024	$3,658,491	$1,690,797	$337,741	$205,889	$114,876	$6,007,794

Balance at January 1, 2025	$3,885,530	$1,734,875	$337,119	$223,247	$133,377	$6,314,148
Beginning balance at original discount rates	3,948,856	1,867,873	338,275	225,141	131,919	6,512,064
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(3,085)	(27,223)	(17,307)	(9,744)	(299)	(57,658)
Adjusted balance at January 1, 2025	3,945,771	1,840,650	320,968	215,397	131,620	6,454,406
Issuances(1)	228,892	135,477	26,889	20,650	11,434	423,342
Interest accrual(2)	95,079	39,696	8,053	5,305	3,403	151,536
Net premiums collected(3)	(163,600)	(100,206)	(26,730)	(13,457)	(6,971)	(310,964)
Effect of changes in the foreign exchange rate	—	—	—	1,274	—	1,274
Ending balance at original discount rates	4,106,142	1,915,617	329,180	229,169	139,486	6,719,594
Effect of change from original to current discount rates	5,981	(104,771)	2,671	661	3,582	(91,876)
Balance at June 30, 2025	$4,112,123	$1,810,846	$331,851	$229,830	$143,068	$6,627,718
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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2024	$3,653,395	$1,694,026	$345,441	$203,795	$113,879	$6,010,536
Beginning balance at original discount rates	3,661,448	1,801,792	342,165	203,850	110,863	6,120,118
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	3,458	(14,197)	(9,755)	(3,508)	(144)	(24,146)
Adjusted balance at April 1, 2024	3,664,906	1,787,595	332,410	200,342	110,719	6,095,972
Issuances(1)	87,190	64,865	15,457	12,174	3,893	183,579
Interest accrual(2)	42,808	18,614	4,119	2,360	1,392	69,293
Net premiums collected(3)	(74,796)	(47,346)	(13,052)	(6,032)	(2,757)	(143,983)
Effect of changes in the foreign exchange rate	—	—	—	23	—	23
Ending balance at original discount rates	3,720,108	1,823,728	338,934	208,867	113,247	6,204,884
Effect of change from original to current discount rates	(61,617)	(132,931)	(1,193)	(2,978)	1,629	(197,090)
Balance at June 30, 2024	$3,658,491	$1,690,797	$337,741	$205,889	$114,876	$6,007,794

Balance at April 1, 2025	$3,993,693	$1,777,351	$332,931	$227,273	$138,383	$6,469,631
Beginning balance at original discount rates	4,005,620	1,888,954	331,182	226,852	135,412	6,588,020
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	25,129	(13,323)	(6,587)	(4,863)	1,116	1,472
Adjusted balance at April 1, 2025	4,030,749	1,875,631	324,595	221,989	136,528	6,589,492
Issuances(1)	111,268	70,716	14,233	10,209	4,770	211,196
Interest accrual(2)	48,210	20,056	3,962	2,662	1,723	76,613
Net premiums collected(3)	(84,085)	(50,786)	(13,610)	(6,743)	(3,535)	(158,759)
Effect of changes in the foreign exchange rate	—	—	—	1,052	—	1,052
Ending balance at original discount rates	4,106,142	1,915,617	329,180	229,169	139,486	6,719,594
Effect of change from original to current discount rates	5,981	(104,771)	2,671	661	3,582	(91,876)
Balance at June 30, 2025	$4,112,123	$1,810,846	$331,851	$229,830	$143,068	$6,627,718
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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2024	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002
Beginning balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(36,684)	(35,000)	(21,424)	(8,179)	(2,326)	(103,613)
Adjusted balance at January 1, 2024	3,704,846	3,471,689	795,395	307,252	102,175	8,381,357
Issuances(1)	191,231	128,875	28,604	22,126	8,485	379,321
Interest accrual(2)	87,778	72,179	21,549	7,956	2,760	192,222
Benefit payments(3)	(160,345)	(67,428)	(46,232)	(13,072)	(6,277)	(293,354)
Effect of changes in the foreign exchange rate	—	—	—	(1,556)	—	(1,556)
Ending balance at original discount rates	3,823,510	3,605,315	799,316	322,706	107,143	8,657,990
Effect of change from original to current discount rates	(65,023)	(355,849)	16,462	5,730	1,474	(397,206)
Balance at June 30, 2024	$3,758,487	$3,249,466	$815,778	$328,436	$108,617	$8,260,784

Balance at January 1, 2025	$3,960,432	$3,336,546	$804,695	$355,303	$129,277	$8,586,253
Beginning balance at original discount rates	4,026,860	3,712,044	791,141	348,711	127,975	9,006,731
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	(6,629)	(30,870)	(15,255)	(12,205)	(124)	(65,083)
Adjusted balance at January 1, 2025	4,020,231	3,681,174	775,886	336,506	127,851	8,941,648
Issuances(1)	228,111	135,476	26,531	20,650	11,392	422,160
Interest accrual(2)	97,069	78,270	20,796	8,951	3,403	208,489
Benefit payments(3)	(192,355)	(79,732)	(50,278)	(11,126)	(8,370)	(341,861)
Effect of changes in the foreign exchange rate	—	—	—	2,431	—	2,431
Ending balance at original discount rates	4,153,056	3,815,188	772,935	357,412	134,276	9,232,867
Effect of change from original to current discount rates	1,250	(324,147)	22,309	9,954	3,256	(287,378)
Balance at June 30, 2025	$4,154,306	$3,491,041	$795,244	$367,366	$137,532	$8,945,489
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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2024	$3,756,534	$3,271,604	$834,006	$328,783	$107,775	$8,298,702
Beginning balance at original discount rates	3,766,995	3,554,274	804,316	317,365	105,050	8,548,000
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	3,641	(15,951)	(8,603)	(4,177)	(5)	(25,095)
Adjusted balance at April 1, 2024	3,770,636	3,538,323	795,713	313,188	105,045	8,522,905
Issuances(1)	86,801	64,866	15,255	12,177	3,887	182,986
Interest accrual(2)	44,334	36,517	10,716	4,019	1,392	96,978
Benefit payments(3)	(78,261)	(34,391)	(22,368)	(6,670)	(3,181)	(144,871)
Effect of changes in the foreign exchange rate	—	—	—	(8)	—	(8)
Ending balance at original discount rates	3,823,510	3,605,315	799,316	322,706	107,143	8,657,990
Effect of change from original to current discount rates	(65,023)	(355,849)	16,462	5,730	1,474	(397,206)
Balance at June 30, 2024	$3,758,487	$3,249,466	$815,778	$328,436	$108,617	$8,260,784

Balance at April 1, 2025	$4,051,322	$3,430,602	$799,440	$362,540	$133,563	$8,777,467
Beginning balance at original discount rates	4,066,655	3,761,470	778,662	352,443	130,822	9,090,052
Effect of changes in assumptions on future cash flows	—	—	—	—	—	—
Effect of actual variances from expected experience	18,426	(15,115)	(4,250)	(6,009)	1,067	(5,881)
Adjusted balance at April 1, 2025	4,085,081	3,746,355	774,412	346,434	131,889	9,084,171
Issuances(1)	110,710	70,717	14,054	10,209	4,762	210,452
Interest accrual(2)	49,086	39,514	10,326	4,496	1,722	105,144
Benefit payments(3)	(91,821)	(41,398)	(25,857)	(5,806)	(4,097)	(168,979)
Effect of changes in the foreign exchange rate	—	—	—	2,079	—	2,079
Ending balance at original discount rates	4,153,056	3,815,188	772,935	357,412	134,276	9,232,867
Effect of change from original to current discount rates	1,250	(324,147)	22,309	9,954	3,256	(287,378)
Balance at June 30, 2025	$4,154,306	$3,491,041	$795,244	$367,366	$137,532	$8,945,489
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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of June 30, 2024
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$103,402	$1,781,587	$460,382	$113,839	$(6,104)	$2,453,106
Effect of changes in discount rate assumptions	(3,406)	(222,918)	17,655	8,708	(155)	(200,116)
Other adjustments(1)	14,032	52	9,169	933	6,952	31,138
Net liability for future policy benefits, after other adjustments, at current discount rates	114,028	1,558,721	487,206	123,480	693	2,284,128
Reinsurance recoverable	(2,905)	(10,470)	(1,114)	—	—	(14,489)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$111,123	$1,548,251	$486,092	$123,480	$693	$2,269,639
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

	Health
	Net liability for future policy benefits as of June 30, 2025
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	46,914	1,899,571	443,755	128,243	(5,210)	2,513,273
Effect of changes in discount rate assumptions	(4,731)	(219,376)	19,638	9,293	(326)	(195,502)
Other adjustments(1)	45,814	16	10,861	702	6,259	63,652
Net liability for future policy benefits, after other adjustments, at current discount rates	87,997	1,680,211	474,254	138,238	723	2,381,423
Reinsurance recoverable	(2,376)	—	(890)	—	—	(3,266)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$85,621	$1,680,211	$473,364	$138,238	$723	$2,378,157
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience and the amount due to assumption updates, for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Life Remeasurement Gain (Loss)—Experience:
American Income	$6,672	$3,876	$10,851	$7,848
Direct to Consumer	6,609	6,561	9,589	6,727
Liberty National	1,432	538	1,614	650
Other	2,032	1,419	3,216	2,025
Total Life Remeasurement Gain (Loss)—Experience	16,745	12,394	25,270	17,250

Life Remeasurement Gain (Loss)—Assumption Updates(1):
American Income	—	—	—	—
Direct to Consumer	—	—	—	—
Liberty National	—	—	—	—
Other	—	—	—	—
Total Life Remeasurement Gain (Loss)—Assumption Updates	—	—	—	—

Total Life Remeasurement Gain (Loss)	16,745	12,394	25,270	17,250

Health Remeasurement Gain (Loss)—Experience:
United American	1,938	1,013	(1,882)	677
Family Heritage	1,640	1,669	3,476	3,552
Liberty National	(821)	(70)	362	1,141
American Income	1,089	610	2,338	1,040
Direct to Consumer	32	26	28	46
Total Health Remeasurement Gain (Loss)—Experience	3,878	3,248	4,322	6,456

Health Remeasurement Gain (Loss)—Assumption Updates(1):
United American	—	—	—	—
Family Heritage	—	—	—	—
Liberty National	—	—	—	—
American Income	—	—	—	—
Direct to Consumer	—	—	—	—
Health Remeasurement Gain (Loss)—Assumption Updates	—	—	—	—

Total Health Remeasurement Gain (Loss)	$3,878	$3,248	$4,322	$6,456
(1)Changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits occur annually, unless otherwise necessary. There were no changes to the judgments, assumptions, and methods used in measuring the liability for future policy benefits during the six months ended June 30, 2025 and 2024.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table reconciles the liability for future policy benefits to the Condensed Consolidated Balance Sheets as of June 30, 2025 and 2024:

	At Original Discount Rates		At Current Discount Rates
	As of June 30,		As of June 30,
	2025	2024	2025	2024
Life(1):
American Income	$5,058,139	$4,705,606	$5,416,148	$5,175,698
Direct to Consumer	3,244,145	3,078,612	3,595,775	3,479,316
Liberty National	2,310,810	2,275,889	2,358,656	2,339,535
Other	3,194,531	3,107,805	3,571,636	3,532,049
Net liability for future policy benefits—long duration life	13,807,625	13,167,912	14,942,215	14,526,598
Health(1):
United American	88,003	115,771	87,997	114,028
Family Heritage	1,899,578	1,781,632	1,680,211	1,558,721
Liberty National	454,025	469,145	474,254	487,206
American Income	128,924	114,716	138,238	123,480
Direct to Consumer	708	673	723	693
Net liability for future policy benefits—long duration health	2,571,238	2,481,937	2,381,423	2,284,128
Deferred profit liability	181,140	176,123	181,140	176,123
Deferred annuity	615,897	706,022	615,897	706,022
Interest sensitive life	717,140	728,097	717,140	728,097
Other	8,939	9,702	8,940	9,704
Total future policy benefits	$17,901,979	$17,269,793	$18,846,755	$18,430,672
(1)Balances are presented net of the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of June 30, 2025 and 2024:

	As of June 30,
	2025		2024
	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.4%	5.7%	5.3%
Direct to Consumer	6.0%	5.5%	6.0%	5.4%
Liberty National	5.6%	5.5%	5.6%	5.4%
Other	6.2%	5.5%	6.2%	5.4%

Health
United American	5.1%	5.1%	5.1%	5.2%
Family Heritage	4.2%	5.3%	4.2%	5.3%
Liberty National	5.8%	5.3%	5.8%	5.4%
American Income	5.8%	5.2%	5.8%	5.2%
Direct to Consumer	5.1%	5.1%	5.1%	5.2%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of June 30, 2025 and 2024:

	As of June 30,
	2025		2024
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.60	22.42	23.03	23.17
Direct to Consumer	19.07	19.86	19.44	20.66
Liberty National	15.35	15.18	15.22	15.40
Other	15.83	16.53	16.10	17.23

Health
United American	11.68	10.49	11.59	10.64
Family Heritage	15.28	14.00	15.16	14.21
Liberty National	9.41	9.22	9.26	9.26
American Income	12.45	12.37	12.35	12.55
Direct to Consumer	11.68	10.49	11.59	10.64

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2025 and 2024:

	Life
	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
American Income	$882,738	$143,116	$836,931	$133,928
Direct to Consumer	486,442	94,526	491,235	89,541
Liberty National	191,631	62,224	181,110	61,153
Other	100,108	95,333	101,652	92,151
Total	$1,660,919	$395,199	$1,610,928	$376,773

	Life
	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
American Income	$445,289	$72,123	$423,172	$67,549
Direct to Consumer	243,572	47,559	246,041	45,081
Liberty National	96,331	31,175	91,239	30,611
Other	50,194	48,048	50,583	46,233
Total	$835,386	$198,905	$811,035	$189,474

	Health
	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
United American	$239,422	$1,867	$214,850	$3,041
Family Heritage	228,210	38,574	209,246	35,204
Liberty National	95,221	12,690	94,952	13,155
American Income	59,543	3,646	58,389	3,314
Direct to Consumer	8,350	—	7,390	—
Total	$630,746	$56,777	$584,827	$54,714

	Health
	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
United American	$123,026	$818	$110,753	$1,474
Family Heritage	115,856	19,458	105,855	17,773
Liberty National	47,468	6,335	47,518	6,572
American Income	29,789	1,834	29,470	1,659
Direct to Consumer	4,214	—	3,733	—
Total	$320,353	$28,445	$297,329	$27,478
Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts as of June 30, 2025 and 2024:

	Life
	As of June 30, 2025			As of June 30, 2024
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$26,323,656	$14,880,435	$15,115,288	$25,077,717	$14,130,383	$14,177,334
PV of expected future net premiums	8,440,381	4,771,461	4,818,081	8,240,194	4,648,111	4,635,903
PV of expected future policy benefits	32,858,954	9,829,535	10,234,154	31,638,799	9,353,526	9,811,407

DTC
PV of expected future gross premiums	$17,465,145	$9,138,361	$9,430,064	$17,605,488	$9,202,366	$9,418,076
PV of expected future net premiums	10,454,351	5,498,605	5,682,370	10,784,908	5,670,288	5,810,518
PV of expected future policy benefits	26,022,344	8,742,749	9,278,145	25,978,972	8,748,900	9,289,834

Liberty National
PV of expected future gross premiums	$4,928,564	$2,871,400	$2,869,264	$4,760,222	$2,777,507	$2,744,508
PV of expected future net premiums	1,848,910	1,047,994	1,063,162	1,900,361	1,080,642	1,085,233
PV of expected future policy benefits	9,159,106	3,358,804	3,421,818	8,997,194	3,356,531	3,424,768

Other
PV of expected future gross premiums	$3,571,030	$1,820,383	$1,938,264	$3,671,193	$1,866,118	$1,974,726
PV of expected future net premiums	869,582	422,809	436,784	897,326	437,551	449,883
PV of expected future policy benefits	12,451,064	3,617,307	4,008,385	12,433,005	3,545,323	3,981,898

Total
PV of expected future gross premiums	$52,288,395	$28,710,579	$29,352,880	$51,114,620	$27,976,374	$28,314,644
PV of expected future net premiums	21,613,224	11,740,869	12,000,397	21,822,789	11,836,592	11,981,537
PV of expected future policy benefits	80,491,468	25,548,395	26,942,502	79,047,970	25,004,280	26,507,907

As of June 30, 2025, for the life segment using current discount rates, the Company anticipates $29.4 billion of expected future gross premiums and $12.0 billion of expected future net premiums. As of June 30, 2024, using current discount rates, the Company anticipated $28.3 billion of expected future gross premiums and $12.0 billion in expected future net premiums. The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $17.4 billion and $16.3 billion, as of June 30, 2025 and 2024, respectively, and rather only includes the expected future net premiums.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of June 30, 2025			As of June 30, 2024
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$9,701,771	$5,974,711	$5,982,760	$8,930,346	$5,449,708	$5,359,418
PV of expected future net premiums	6,674,188	4,106,142	4,112,123	6,100,831	3,720,108	3,658,491
PV of expected future policy benefits	6,782,252	4,153,056	4,154,306	6,287,625	3,823,510	3,758,487

Family Heritage
PV of expected future gross premiums	$7,545,828	$4,365,220	$4,145,063	$6,998,187	$4,103,577	$3,823,106
PV of expected future net premiums	3,293,461	1,915,617	1,810,846	3,092,463	1,823,728	1,690,797
PV of expected future policy benefits	7,465,105	3,815,188	3,491,041	6,909,758	3,605,315	3,249,466

Liberty National
PV of expected future gross premiums	$2,006,456	$1,276,610	$1,309,873	$2,061,622	$1,307,386	$1,326,826
PV of expected future net premiums	489,624	329,180	331,851	505,985	338,934	337,741
PV of expected future policy benefits	1,353,104	772,935	795,244	1,391,768	799,316	815,778

American Income
PV of expected future gross premiums	$1,795,279	$1,005,844	$1,036,573	$1,792,241	$1,003,909	$1,021,346
PV of expected future net premiums	408,732	229,169	229,830	373,186	208,867	205,889
PV of expected future policy benefits	728,196	357,412	367,366	656,571	322,706	328,436

Direct to Consumer
PV of expected future gross premiums	$256,043	$163,050	$167,656	$242,288	$151,969	$154,318
PV of expected future net premiums	220,022	139,486	143,068	180,882	113,247	114,876
PV of expected future policy benefits	214,895	134,276	137,532	168,428	107,143	108,617

Total
PV of expected future gross premiums	$21,305,377	$12,785,435	$12,641,925	$20,024,684	$12,016,549	$11,685,014
PV of expected future net premiums	11,086,027	6,719,594	6,627,718	10,253,347	6,204,884	6,007,794
PV of expected future policy benefits	16,543,552	9,232,867	8,945,489	15,414,150	8,657,990	8,260,784

As of June 30, 2025, for the health segment using current discount rates, the Company anticipates $12.6 billion of expected future gross premiums and $6.6 billion of expected future net premiums. As of June 30, 2024, using current discount rates, the Company anticipated $11.7 billion of expected future gross premiums and $6.0 billion in expected future net premiums. The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $6.0 billion and $5.7 billion as of June 30, 2025 and 2024, respectively, and rather only includes the expected future net premiums.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances as of June 30, 2025 and 2024:

	Policyholders' Account Balances
	2025			2024
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at January 1,	$723,389	$656,573	$468,604	$732,948	$773,039	$236,958
Issuances	—	347	—	—	358	—
Premiums and deposits received	10,400	6,953	148,520	11,110	6,409	168,470
Policy charges	(5,878)	—	—	(6,172)	—	—
Surrenders and withdrawals	(12,074)	(32,065)	(126,908)	(11,476)	(62,562)	(7,351)
Benefit payments	(16,332)	(25,926)	—	(16,740)	(24,137)	—
Interest credited	13,758	10,561	10,903	13,968	12,213	9,104
Other	3,877	(546)	(8,973)	4,459	702	(6,556)
Balance at June 30,	$717,140	$615,897	$492,146	$728,097	$706,022	$400,625
(1) At June 30, 2025, $427 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

	Policyholders' Account Balances
	2025			2024
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at April 1,	$720,269	$636,219	$463,148	$729,721	$739,019	$401,269
Issuances	—	176	—	—	160	—
Premiums and deposits received	5,150	3,187	61,635	5,486	2,836	1,770
Policy charges	(2,892)	—	—	(3,061)	—	—
Surrenders and withdrawals	(6,108)	(15,534)	(33,780)	(5,167)	(30,999)	(3,834)
Benefit payments	(8,003)	(13,095)	—	(7,600)	(11,366)	—
Interest credited	6,883	5,188	5,460	6,952	5,970	5,583
Other	1,841	(244)	(4,317)	1,766	402	(4,163)
Balance at June 30,	$717,140	$615,897	$492,146	$728,097	$706,022	$400,625

Weighted-average credit rate	3.89%	3.36%	4.65%	3.87%	3.35%	5.69%
Net amount at risk	$1,609,774	N/A	N/A	$1,714,347	N/A	N/A
Cash surrender value	$671,517	$615,897	$492,146	$680,564	$706,022	$400,625
(1) At June 30, 2025, $427 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policyholders and the respective guaranteed minimums as of June 30, 2025 and 2024:

	At June 30, 2025
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$2,244	$398,451
3.00%-3.99%	29,395	436,884	3,140
4.00%-4.99%	598,244	176,769	55,368
Greater than 5.00%	89,501	—	35,187
Total	717,140	615,897	492,146
51-150 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Greater than 150 basis points above
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$717,140	$615,897	$492,146
(1) At June 30, 2025, $427 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q2 2025 FORM 10-Q

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

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three and six month periods ended June 30, 2025 and 2024:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775
Capitalizations	259,856	78,976	58,100	6,280	403,212
Amortization expense	(87,377)	(50,420)	(27,614)	(8,272)	(173,683)
Foreign exchange adjustment	(5,711)	—	—	—	(5,711)
Balance at June 30, 2024	$2,740,138	$1,765,673	$696,905	$292,877	$5,495,593

Balance at January 1, 2025	$2,900,229	$1,781,230	$728,790	$290,506	$5,700,755
Capitalizations	268,475	73,401	59,258	6,172	407,306
Amortization expense	(100,155)	(51,493)	(30,352)	(4,834)	(186,834)
Foreign exchange adjustment	9,821	—	—	—	9,821
Balance at June 30, 2025	$3,078,370	$1,803,138	$757,696	$291,844	$5,931,048

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at April 1, 2024	$2,652,009	$1,754,184	$678,885	$293,747	$5,378,825
Capitalizations	132,413	36,851	32,035	3,267	204,566
Amortization expense	(44,401)	(25,362)	(14,015)	(4,137)	(87,915)
Foreign exchange adjustment	117	—	—	—	117
Balance at June 30, 2024	$2,740,138	$1,765,673	$696,905	$292,877	$5,495,593

Balance at April 1, 2025	$2,986,007	$1,792,790	$743,388	$292,635	$5,814,820
Capitalizations	134,605	36,253	29,667	3,365	203,890
Amortization expense	(50,781)	(25,905)	(15,359)	(4,156)	(96,201)
Foreign exchange adjustment	8,539	—	—	—	8,539
Balance at June 30, 2025	$3,078,370	$1,803,138	$757,696	$291,844	$5,931,048

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2024	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735
Capitalizations	1,289	33,932	12,444	7,280	2	54,947
Amortization expense	(2,803)	(14,521)	(7,288)	(2,237)	(73)	(26,922)
Foreign exchange adjustment	—	—	—	(237)	—	(237)
Balance at June 30, 2024	$71,975	$472,254	$145,097	$71,589	$1,608	$762,523

Balance at January 1, 2025	$70,530	$496,119	$148,920	$76,319	$1,533	$793,421
Capitalizations	1,352	38,104	11,721	7,403	—	58,580
Amortization expense	(2,809)	(16,040)	(7,819)	(2,618)	(74)	(29,360)
Foreign exchange adjustment	—	—	—	441	—	441
Balance at June 30, 2025	$69,073	$518,183	$152,822	$81,545	$1,459	$823,082

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at April 1, 2024	$72,604	$462,346	$144,313	$68,938	$1,643	$749,844
Capitalizations	793	17,242	4,465	3,750	1	26,251
Amortization expense	(1,422)	(7,334)	(3,681)	(1,138)	(36)	(13,611)
Foreign exchange adjustment	—	—	—	39	—	39
Balance at June 30, 2024	$71,975	$472,254	$145,097	$71,589	$1,608	$762,523

Balance at April 1, 2025	$69,755	$506,712	$150,977	$78,833	$1,496	$807,773
Capitalizations	736	19,573	5,802	3,671	—	29,782
Amortization expense	(1,418)	(8,102)	(3,957)	(1,327)	(37)	(14,841)
Foreign exchange adjustment	—	—	—	368	—	368
Balance at June 30, 2025	$69,073	$518,183	$152,822	$81,545	$1,459	$823,082

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Condensed Consolidated Balance Sheets as of June 30, 2025 and 2024:

	June 30,
	2025	2024
Life
American Income	$3,078,370	$2,740,138
Direct to Consumer	1,803,138	1,765,673
Liberty National	757,696	696,905
Other	291,844	292,877
Total DAC—Life	5,931,048	5,495,593

Health
United American	69,073	71,975
Family Heritage	518,183	472,254
Liberty National	152,822	145,097
American Income	81,545	71,589
Direct to Consumer	1,459	1,608
Total DAC—Health	823,082	762,523

Annuity	691	2,178
Total	$6,754,821	$6,260,294

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	June 30, 2025	December 31, 2024
Balance at beginning of period	$210,994	$194,809
Less reinsurance recoverables	(1,521)	(2,157)
Net balance at beginning of period	209,473	192,652
Incurred related to:
Current year	422,468	767,076
Prior years	3,248	(10,460)
Total incurred	425,716	756,616
Paid related to:
Current year	263,694	587,473
Prior years	151,463	152,322
Total paid	415,157	739,795
Net balance at end of period	220,032	209,473
Plus reinsurance recoverables	1,395	1,521
Balance at end of period	$221,427	$210,994

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	June 30, 2025	December 31, 2024
Policy claims and other benefits payable:
Life insurance	$310,752	$321,838
Health insurance	221,427	210,994
Total	$532,179	$532,832

        GL Q2 2025 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at June 30, 2025 and December 31, 2024.

Pension Assets by Component at June 30, 2025

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$36,015	$—	$—	$36,015	6
Equity exchange traded fund(1)	328,993	—	—	328,993	53
U.S. Government and Agency	—	180,413	—	180,413	29
Other bonds	—	3	—	3	—
Guaranteed annuity contract(2)	—	44,139	—	44,139	7
Short-term investments	183	—	—	183	—
Other	2,697	—	—	2,697	—
	$367,888	$224,555	$—	592,443	95
Other long-term investments(3)				33,962	5
Total pension assets				$626,405	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of June 30, 2025, the Globe Life Inc. Pension Plan owned less than 1% of two long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q2 2025 FORM 10-Q

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

SERP: The following tables include premiums paid for COLI at June 30, 2025 and 2024 and investments of the Rabbi Trust at June 30, 2025 and December 31, 2024.

	Six Months Ended June 30,
	2025	2024
Premiums paid for insurance coverage	$—	$443

	June 30, 2025	December 31, 2024
Total investments:
COLI	$58,126	$57,210
Exchange traded funds	100,721	98,314
	$158,847	$155,524

Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Pension Plans	$577,844	$561,615
SERP	73,920	73,441
Benefit obligation	$651,764	$635,056

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and six month periods ended June 30, 2025 and 2024.

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost—benefits earned during the period	$6,243	$6,228	$12,485	$12,449
Interest cost on projected benefit obligation	9,024	8,308	18,049	16,575
Expected return on assets	(11,563)	(10,647)	(23,126)	(21,293)
Amortization:
Prior service cost	292	269	584	538
Actuarial (gain) loss	—	6	—	12
Net periodic benefit cost	$3,996	$4,164	$7,992	$8,281

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	81,915,162	91,441,350	82,693,257	92,653,478
Weighted average dilutive options outstanding	877,499	—	937,793	333,855
Diluted weighted average shares outstanding	82,792,661	91,441,350	83,631,050	92,987,333

Antidilutive shares	867,652	4,958,491	755,708	2,063,624

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out-of-the-money employee and Director stock options.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				June 30, 2025				December 31, 2024
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(2,627)	$547,373	$552,519	$546,999
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(2,632)	397,368	353,416	397,132
Senior notes	05/19/2022	06/15/2032	4.800%	250,000	(3,518)	246,482	245,922	246,272
Senior notes	08/23/2024	09/15/2034	5.850%	450,000	(4,984)	445,016	465,089	444,814
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,548)	123,452	97,500	123,443
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,570)	317,430	209,300	317,387
Term loan(2)	05/11/2023	08/15/2027	5.799%	250,000	(1,479)	248,521	248,521	248,204
Total long-term debt				2,350,000	(24,358)	2,325,642	2,172,267	2,324,251

FHLB borrowings				70,000	—	70,000	70,000	—
Commercial paper				397,000	(2,460)	394,540	394,540	415,401
Total short-term debt				467,000	(2,460)	464,540	464,540	415,401

Total debt				$2,817,000	$(26,818)	$2,790,182	$2,636,807	$2,739,652
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

As of June 30, 2025, the Company was in full compliance with these covenants.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper

	As of
	June 30, 2025	December 31, 2024	June 30, 2024
Balance of commercial paper at end of period (par value)	$397,000	$419,000	$313,225
Annualized interest rate	4.73%	5.22%	6.02%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	488,000	466,000	571,775

Credit Facility—Commercial Paper Activity

	Six Months Ended June 30,
	2025	2024
Average balance of commercial paper outstanding during period (par value)	$456,181	$392,905
Daily-weighted average interest rate (annualized)	4.99%	5.76%
Maximum daily amount outstanding during period (par value)	$605,500	$633,425
Commercial paper issued during period (par value)	1,158,250	997,492
Commercial paper matured during period (par value)	(1,180,250)	(1,003,267)
Net commercial paper issued (matured) during period (par value)	(22,000)	(5,775)

Federal Home Loan Bank: FHLB membership provides certain of our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

Globe Life owned $33 million in FHLB common stock as of June 30, 2025 and $34 million as of December 31, 2024. The FHLB stock is restricted from redemption or repurchases for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life. As of June 30, 2025, Globe Life's insurance subsidiaries' maximum borrowing capacity under the FHLB facility was approximately $649 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.3 billion. As of June 30, 2025, $397 million in funding agreements were outstanding with the FHLB, compared to $372 million as of December 31, 2024. This amount is included in "Other policyholders' funds" in the Condensed Consolidated Balance Sheets. The Company had $70 million and $180 million in short-term borrowings from the FHLB as of June 30, 2025 and 2024, respectively.

        GL Q2 2025 FORM 10-Q

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

The Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in 2024 which added disclosure requirements to segment expenses, improving the financial reporting of the entity’s overall performance and assessment of future cash flows. The disclosures required more detailed information related to the entity’s reportable segments and the new disclosures are also required prospectively on a quarterly basis. The prior-year presentation has been recast to reflect the new disclosures in accordance with this adopted accounting standard.

The following tables present segment premium revenue by each of Globe Life's distribution channels.

	Premium Income by Distribution Channel

	Three Months Ended June 30, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$445,511	53	$31,422	8	$476,933	39
Direct to Consumer	246,223	29	19,212	5	265,435	22
Liberty National	97,263	12	47,631	13	144,894	12
United American	1,570	—	163,978	43	165,548	13
Family Heritage	1,796	—	115,856	31	117,652	10
Other	47,181	6	—	—	47,181	4
Total	$839,544	100	$378,099	100	$1,217,643	100

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Premium Income by Distribution Channel

	Three Months Ended June 30, 2024
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$423,534	52	$30,721	9	$454,255	39
Direct to Consumer	248,839	31	18,132	5	266,971	23
Liberty National	92,197	11	47,705	14	139,902	12
United American	1,558	—	149,230	42	150,788	13
Family Heritage	1,645	—	105,855	30	107,500	9
Other	47,709	6	—	—	47,709	4
Total	$815,482	100	$351,643	100	$1,167,125	100

	Six Months Ended June 30, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$883,377	53	$62,113	8	$945,490	39
Direct to Consumer	491,823	29	38,188	5	530,011	22
Liberty National	193,445	12	95,553	13	288,998	12
United American	3,162	—	323,826	43	326,988	13
Family Heritage	3,522	—	228,210	31	231,732	10
Other	94,078	6	—	—	94,078	4
Total	$1,669,407	100	$747,890	100	$2,417,297	100

	Six Months Ended June 30, 2024
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$837,578	52	$61,218	9	$898,796	39
Direct to Consumer	496,879	31	35,998	5	532,877	23
Liberty National	182,974	11	95,335	14	278,309	12
United American	3,401	—	290,865	42	294,266	13
Family Heritage	3,261	—	209,246	30	212,507	9
Other	95,654	6	—	—	95,654	4
Total	$1,619,747	100	$692,662	100	$2,312,409	100

Due to the nature of the life insurance industry, Globe Life has no individual or group that would be considered a major customer. Substantially all of Globe Life's business is conducted in the United States.

The measure of profitability established by the CODM for the insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner in which the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists primarily of premium less net policy benefits, acquisition expenses, and commissions. Required interest on policy liabilities is reflected as a component of the Investment segment (rather than as a component of underwriting margin in the insurance segment) in order to match this cost with the investment income earned on the assets supporting the policy liabilities.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The measure of profitability for the Investment segment is excess investment income, representing the net income earned on the investment portfolio in excess of policy requirements. Other than the required interest on the insurance segments, no other intersegment revenues or expenses are recognized. Expenses directly attributable to corporate operations are included in the “Corporate & Other” category. Stock-based compensation expense is considered a corporate expense by Globe Life management and is included in this category. All other unallocated revenues and expenses on a pretax basis, including insurance administrative expense and interest on debt, are also included in the “Corporate & Other” segment category.

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

        GL Q2 2025 FORM 10-Q

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

	Three Months Ended June 30, 2025
	Life	Health	Investment	Consolidated
Revenue:
Premium	$839,544	$378,099	$—	$1,217,643
Net investment income	—	—	282,169	282,169
Segment revenue	839,544	378,099	282,169	1,499,812
Realized gains (losses)				(18,574)
Other income				49
Total consolidated revenue				$1,481,287

Expenses:
Policy obligations(1)	519,355	229,924	5,410	754,689
Required interest on reserves	(211,160)	(28,391)	241,931	2,380
Amortization of acquisition costs	96,201	14,841	—	111,042
Commissions	42,357	41,965	—	84,322
Premium taxes	16,682	7,649	—	24,331
Non-deferred acquisition costs	36,035	14,054	—	50,089
Segment profit or (loss)	$340,074	$98,057	$34,828	472,959

Insurance administrative expenses:
Salaries				34,677
Other employee costs				9,407
Information technology costs				19,555
Legal costs				5,827
Other administrative costs				16,581
Parent expense				3,555
Stock-based compensation expense				14,043
Interest expense				34,885
Legal proceedings				4,648
Annuity				(2,043)
Total expenses				1,167,988

Income before income taxes per Condensed Consolidated Statements of Operations				$313,299
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2024
	Life	Health	Investment	Consolidated
Revenue:
Premium	$815,482	$351,643	$—	$1,167,125
Net investment income	—	—	285,636	285,636
Segment revenue	815,482	351,643	285,636	1,452,761
Realized gains (losses)				(12,589)
Other income				74
Total consolidated revenue				1,440,246

Expenses:
Policy obligations(1)	518,792	205,423	5,536	729,751
Required interest on reserves	(201,815)	(27,410)	237,309	8,084
Amortization of acquisition costs	87,915	13,611	—	101,526
Commissions	39,698	41,661	—	81,359
Premium taxes	17,200	5,274	—	22,474
Non-deferred acquisition costs	33,369	12,596	—	45,965
Segment profit or (loss)	$320,323	$100,488	$42,791	463,602

Insurance administrative expenses:
Salaries				30,855
Other employee costs				8,063
Information technology costs				20,561
Legal costs				6,889
Other administrative costs				15,828
Parent expense				3,130
Stock-based compensation expense				10,090
Interest expense				31,404
Legal proceedings				2,435
Non-operating expenses				1,257
Annuity				(1,748)
Total expenses				1,117,923

Income before income taxes per Condensed Consolidated Statements of Operations				$322,323
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2025
	Life	Health	Investment	Consolidated
Revenue:
Premium	$1,669,407	$747,890	$—	$2,417,297
Net investment income	—	—	562,783	562,783
Segment revenue	1,669,407	747,890	562,783	2,980,080
Realized gains (losses)				(18,489)
Other income				118
Total consolidated revenue				$2,961,709

Expenses:
Policy obligations(1)	1,029,111	463,853	10,804	1,503,768
Required interest on reserves	(419,696)	(56,677)	481,281	4,908
Amortization of acquisition costs	186,834	29,360	—	216,194
Commissions	87,924	84,852	—	172,776
Premium taxes	34,693	15,142	—	49,835
Non-deferred acquisition costs	73,203	28,582	—	101,785
Segment profit or (loss)	$677,338	$182,778	$70,698	930,814

Insurance administrative expenses:
Salaries				68,365
Other employee costs				19,708
Information technology costs				40,491
Legal costs				12,076
Other administrative costs				32,956
Parent expense				6,605
Stock-based compensation expense				26,062
Interest expense				69,877
Legal proceedings				10,776
Annuity				(3,853)
Total expenses				2,332,329

Income before income taxes per Condensed Consolidated Statement of Operations				$629,380
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2024
	Life	Health	Investment	Consolidated
Revenue:
Premium	$1,619,747	$692,662	$—	$2,312,409
Net investment income	—	—	568,214	568,214
Segment revenue	1,619,747	692,662	568,214	2,880,623
Realized gains (losses)				(24,388)
Other income				150
Total consolidated revenue				$2,856,385

Expenses:
Policy obligations(1)	1,038,663	407,750	9,004	$1,455,417
Required interest on reserves	(401,522)	(54,583)	472,634	16,529
Amortization of acquisition costs	173,683	26,922	—	200,605
Commissions	78,388	80,810	—	159,198
Premium taxes	34,286	12,090	—	46,376
Non-deferred acquisition costs	66,915	25,415	—	92,330
Segment profit or (loss)	$629,334	$194,258	$86,576	910,168

Insurance administrative expenses:
Salaries				62,029
Other employee costs				18,076
Information technology costs				38,868
Legal costs				12,162
Other administrative costs				31,472
Parent expense				5,956
Stock-based compensation expense				19,357
Interest expense				60,025
Legal proceedings				2,435
Non-operating expenses				1,967
Annuity				(3,663)
Total expenses				2,219,139

Income before income taxes per Condensed Consolidated Statement of Operations				$637,246
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q2 2025 FORM 10-Q

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

Assets by Segment

	June 30, 2025
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$20,164,212	$20,164,212
Accrued investment income	—	—	271,670	271,670
Deferred acquisition costs	5,931,048	823,082	—	6,754,130
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,240,657	$1,003,919	$20,435,882	27,680,458

Annuity and other corporate				2,128,890
Total assets				$29,809,348

	December 31, 2024
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$19,736,888	$19,736,888
Accrued investment income	—	—	269,791	269,791
Deferred acquisition costs	5,700,755	793,421	—	6,494,176
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,010,364	$974,258	$20,006,679	26,991,301

Annuity and other corporate				2,084,880
Total assets				$29,076,181

Note 13—Subsequent Events

On July 1, 2025, Globe Life entered into a 30-year facility agreement (“Facility Agreement”) with a Delaware Trust (the “Trust”) to complete the issuance and sale of 500 thousand of Pre-Capitalized Trust Securities redeemable May 15, 2055 (the “P-Caps”) for an aggregate purchase price of $500 million in a private placement. On the Closing Date, the Company entered into a facility agreement with the Trust that grants the Company the right to require the Trust to purchase from the Company’s 6.580% Senior Notes due 2055 in an aggregate principal amount at any one time outstanding and held by the Trust, of up to $500 million. We agreed to pay a semi-annual facility fee of 1.789% per annum on the unexercised portion of the issuance right which will be expensed as incurred. The costs that are directly attributable to the debt issuance will be capitalized and amortized as interest expense over the term of the facility agreement. Approximately, $7 million of direct transaction costs associated with the P-Caps facility will be capitalized as part of the arrangement. P-Caps provide the Company with a source of liquidity, the proceeds of which, if drawn, would be used for general corporate purposes.

On July 3, 2025, Globe Life Inc. completed the acquisition of real estate located in McKinney, Texas for total consideration of $80 million. The acquisition was executed in order to support Company growth and efficiency through modern technological infrastructure and centralized operations. The acquisition includes land, a building structure and building improvements. The transaction was executed pursuant to a purchase agreement and will be accounted for as an asset acquisition. The building will be depreciated over its estimated useful life of 40 years on a straight-line basis. The Company expects to utilize the facility for its own operational needs.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
As of the date of this filing, the current facility does not qualify for held for sale classification and no impairment indicators have been identified.

The Company has evaluated these subsequent events and determined no adjustments are required to the financial statements for the period ended June 30, 2025.

        GL Q2 2025 FORM 10-Q

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

        GL Q2 2025 FORM 10-Q

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

Net investment income (Required interest on policy liabilities) Excess investment income

        GL Q2 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Current Highlights.
•Net income as a return on equity (ROE) for the six months ended June 30, 2025 was 18.8% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 14.4%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 3% for the period from $1.62 billion in 2024 to $1.67 billion in 2025.
•Total net sales increased 6% over the same period in the prior year from $415 million in 2024 to $439 million in 2025. The average producing agent count across all of the exclusive agencies increased 4% over the prior year.
•Book value per share increased 14% over the same period in the prior year from $58.06 to $66.07. Book value per share, excluding accumulated other comprehensive income(1), increased 10% over the prior year from $82.38 in 2024 to $90.26 in 2025.
•For the six months ended June 30, 2025, the Company repurchased 3.3 million shares of Globe Life Inc. common stock at a total cost of $403 million for an average share price of $121.38.

The following graphs represent net income and net operating income for the six month periods ended June 30, 2025 and 2024.

Net Income
(Dollar amounts in thousands)
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$512,572
$507,312
2024
2025

Net Operating Income
(Dollar amounts in thousands)
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$535,316
$530,432
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
Net operating income as an ROE, excluding accumulated other comprehensive income ("AOCI"), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(2.0) billion and $(2.2) billion for the six months ended June 30, 2025 and 2024, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(24.19) and $(24.32) for the six months ended June 30, 2025 and 2024, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q2 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations.

•Net income totaled $507 million during the six months ended June 30, 2025, compared with $513 million in the same period in 2024.
•On a diluted per common share basis, net income per common share for the six months ended June 30, 2025 increased 10% from $5.51 to $6.07.
•Net operating income was $530 million for the six months ended June 30, 2025, compared with $535 million for the same period in 2024.
•On a diluted per common share basis, net operating income per common share for the six months ended June 30, 2025 increased from $5.76 to $6.34, a 10% increase.

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

As previously noted, a component of insurance underwriting margin is policy obligations, which includes for each reporting period the change in the liability for future policy benefits ("LFPB"). The LFPB is determined each reporting period based on the net level premium method. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date, and expected future experience based on future cash-flow assumptions See Note 6—Policy Liabilities for additional information.

Overall, the Company continues to see positive signs in its core operations, including sales and premium growth, and continues to achieve an operating ROE (excluding accumulated other comprehensive income) generally in the mid-teens.

        GL Q2 2025 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024	Change	%
Life insurance underwriting margin	$677,338	$629,334	$48,004	8
Health insurance underwriting margin	182,778	194,258	(11,480)	(6)
Excess investment income	70,698	86,576	(15,878)	(18)
Segment profit or (loss)	930,814	910,168	20,646	2

Annuity and other income	3,971	3,813	158	4
Administrative expense	(173,596)	(162,607)	(10,989)	7
Other corporate expense	(102,544)	(85,338)	(17,206)	20
Pre-tax total	658,645	666,036	(7,391)	(1)
Applicable taxes	(128,213)	(130,720)	2,507	(2)
Net operating income	530,432	535,316	(4,884)	(1)
Reconciling items, net of tax:
Realized gains (losses)	(14,607)	(19,266)	4,659
Non-operating expenses	—	(1,554)	1,554
Legal proceedings	(8,513)	(1,924)	(6,589)
Net income	$507,312	$512,572	$(5,260)	(1)
The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $48 million compared with the prior period, primarily a result of increased premiums and favorable policy obligations as a percent of premium. Excess investment income declined $16 million compared with the prior period, partly due to lower earned yields on commercial mortgage loans, limited partnerships and short term investments. The health segment experienced higher policy obligations and declined $11 million in the first six months of 2025 with $183 million of underwriting margin compared with $194 million in the first six months of 2024.

        GL Q2 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2025, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division (American Income). The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the six months ended June 30, 2025.

Total premium income rose 5% for the six months ended June 30, 2025 to $2.4 billion. Total net sales increased 6% to $439 million, when compared with 2024. Total first-year collected premium (defined in the following section) increased 3% to $343 million for 2025, compared to $333 million in 2024.

Life insurance premium income increased 3% to $1.67 billion over the prior-year total of $1.62 billion. Life net sales were relatively flat at $303 million for the first six months of 2025 as compared to the year ago period. First-year collected life premium increased 2% to $231 million. Life underwriting margin, as a percent of premium, increased to 41% for 2025 from 39% in 2024. Underwriting margin increased to $677 million in 2025, compared to $629 million in 2024.

Health insurance premium income increased 8% to $748 million over the prior-year total of $693 million. Health net sales rose 21% to $136 million for the first six months of 2025. First-year collected health premium rose 6% to $113 million. Health underwriting margin, as a percent of premium, was 24% for 2025 and 28% for 2024. Health underwriting margin declined to $183 million for the first six months of 2025, compared to $194 million in 2024.

Excess investment income, the measure of profitability of our investment segment, declined 18% during the first six months of 2025 to $71 million from $87 million in 2024. Excess investment income per common share, reflecting the impact of our share repurchase program, declined 9% to $0.85 from $0.93 when compared with the same period in 2024.

Insurance administrative expenses increased 7% in 2025 when compared with the prior-year period. These expenses were 7.2% as a percent of premium during 2025 compared to 7.0% in 2024.

For the six months ended June 30, 2025, the Company repurchased 3.3 million shares of Globe Life Inc. common stock at a total cost of $403 million for an average share price of $121.38.

        GL Q2 2025 FORM 10-Q

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

        GL Q2 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
LIFE INSURANCE

Life insurance is the Company's predominant segment. During 2025, life premium represented 69% of total premium and life underwriting margin represented 79% of the total underwriting margin. Additionally, investments supporting the reserves for life products produce the majority of income attributable to the investment segment.

The following table presents the summary of results of life insurance. Further discussion of the results by distribution channel is included below.

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2025		2024
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$1,669,407	100	$1,619,747	100	$49,660	3

Policy obligations	1,029,111	62	1,038,663	64	(9,552)	(1)
Required interest on reserves	(419,696)	(25)	(401,522)	(25)	(18,174)	5
Net policy obligations	609,415	37	637,141	39	(27,726)	(4)
Amortization of acquisition costs	186,834	11	173,683	11	13,151	8
Commission expense	87,924	5	78,388	5	9,536	12
Premium taxes	34,693	2	34,286	2	407	1
Non-deferred acquisition costs	73,203	4	66,915	4	6,288	9
Total expense	992,069	59	990,413	61	1,656	—
Insurance underwriting margin	$677,338	41	$629,334	39	$48,004	8

Net policy obligations amounted to 37% of premium for the six months ended June 30, 2025 compared to 39% in the year-ago period.

The table below summarizes life underwriting margin by distribution channel.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025		2024		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
American Income	$400,702	45	$379,730	45	$20,972	6
Direct to Consumer	133,159	27	122,433	25	10,726	9
Liberty National	65,218	34	61,785	34	3,433	6
Other(1)	78,259	78	65,386	64	12,873	20
Total	$677,338	41	$629,334	39	$48,004	8
(1) Includes a gain of $14 million related to the recapture of reinsurance for six months ended June 30, 2025 as disclosed in Note 1 - Significant Accounting Policies.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$883,377	53	$837,578	52	$45,799	5
Direct to Consumer	491,823	29	496,879	31	(5,056)	(1)
Liberty National	193,445	12	182,974	11	10,471	6
Other	100,762	6	102,316	6	(1,554)	(2)
Total	$1,669,407	100	$1,619,747	100	$49,660	3

Annualized life premium in force was $3.38 billion at June 30, 2025, an increase of 4% over $3.27 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$194,782	64	$191,863	63	$2,919	2
Direct to Consumer	56,271	19	59,177	20	(2,906)	(5)
Liberty National	47,084	15	47,494	16	(410)	(1)
Other	5,099	2	4,466	1	633	14
Total	$303,236	100	$303,000	100	$236	—

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$157,171	68	$150,362	66	$6,809	5
Direct to Consumer	30,676	13	35,716	16	(5,040)	(14)
Liberty National	38,799	17	36,764	16	2,035	6
Other	3,900	2	3,947	2	(47)	(1)
Total	$230,546	100	$226,789	100	$3,757	2

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division markets to members of labor unions and other affinity groups and continues to diversify its lead sources, utilizing internally generated leads, third-party internet vendor leads and referrals to facilitate sustainable growth. This Division is Globe Life's largest contributor of life premium of any distribution channel at 53% of the Company's June 30, 2025 total life premium. For the six months ended June 30, 2025, the average monthly life premium issued per policy was $59 as compared to $57 for the same period in the prior year. Net sales were $195 million for the six months ended June 30, 2025, up from $192 million in the year-ago period. The underwriting margin, as a percent of premium, was 45% for the six months ended June 30, 2025 and 2024.

The average producing agent count increased 3% over the year-ago period. The increase in average producing agent count was driven by an increase in new agent recruiting along with continued improvement in new agent retention. Sales growth in this Division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

Below is the average producing agent count as of the indicated periods for the American Income Life Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At June 30,		Change
	2025	2024	Amount	%
American Income	11,876	11,504	372	3

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

The Direct to Consumer Division (DTC) markets adult and juvenile life insurance through a variety of channels, including direct mail, insert media, and digital marketing. The different media channels support and complement one another in the Division's efforts to provide consumer outreach. All three channels work as part of an omnichannel approach. Sales from the internet and inbound phone calls continue to outpace the activity from direct mail. DTC's long-term growth has been fueled by consistent innovation and brand awareness. Additionally, the DTC Division provides valuable support to our agency business through brand impressions and inquiries that lead to sales in our exclusive agency channels. New initiatives are continuously introduced to help increase response rates, issue rates, and create a seamless customer experience. The juvenile insurance market is an important source of sales as well as a vehicle to reach the parents and grandparents of existing juvenile insureds, who are more likely to respond favorably to a direct to consumer solicitation for life coverage on themselves in comparison to the general adult population. Additionally, future offerings to parents and grandparents for adult and juvenile insurance are sources of lower acquisition-cost life insurance sales in the future.

DTC net sales declined 5% to $56 million for the six months ended June 30, 2025, compared to $59 million for the same period in the prior year. This decline is due primarily to an intentional reduction of direct mail and print insert marketing activity because of the impact of inflation on postage, paper and online advertising costs. We reported higher net sales in the second quarter of 2025, which were up 24% from the first quarter of the year, resulting from our initiatives noted above. While total year to date sales have declined compared to the prior year, the focus has been on improving profitability and improving underwriting margin. DTC’s underwriting margin was $133.2 million and 27% as a percent of premium for the six months ended June 30, 2025 compared to $122.4 million and 25% as a percent of premium for the same period in 2024. For the six months ended June 30, 2025, the average monthly life premium issued for DTC adults was $17 as compared to $15 for the same period in the prior year.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Liberty National Division markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in middle management within the Division are expected to support increased sales. Underwriting margin and premium were up 6% from the year ago period at $65 million and $193 million respectively. The underwriting margin as a percent of premium was flat for the six months ended June 30, 2025, at 34% compared to the year-ago period. For the six months ended June 30, 2025, the average monthly life premium per policy issued rose slightly compared to the prior year to $44 from $43.

Below is the average producing agent count for the six months ended June 30, 2025 and 2024 for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At June 30,		Change
	2025	2024	Amount	%
Liberty National	3,785	3,560	225	6

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

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The Other distribution channels contributed $101 million of life premium income, or 6% of Globe Life's total life premium income in the six months ended June 30, 2025, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance as well as retiree health insurance, accident coverage, and other limited-benefit supplemental health products such as cancer, critical illness, heart disease, intensive care, and other health products.

Health premium accounted for 31% of our total premium in 2025, while the health underwriting margin accounted for 21% of total underwriting margin. Health underwriting margin declined to $183 million compared to $194 million in the prior year. While the Company continues to emphasize life insurance sales relative to health, due to life’s superior long-term profitability and its greater contribution to excess investment income, the health business provides a significant contribution to return on equity as it does not require a substantial amount of up-front capital.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Six Months Ended June 30,				Change
	2025		2024
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$747,890	100	$692,662	100	$55,228	8

Policy obligations	463,853	62	407,750	59	56,103	14
Required interest on reserves	(56,677)	(7)	(54,583)	(8)	(2,094)	4
Net policy obligations	407,176	55	353,167	51	54,009	15
Amortization of acquisition costs	29,360	4	26,922	4	2,438	9
Commission expense	84,852	11	80,810	11	4,042	5
Premium taxes	15,142	2	12,090	2	3,052	25
Non-deferred acquisition costs	28,582	4	25,415	4	3,167	12
Total expense	565,112	76	498,404	72	66,708	13
Insurance underwriting margin	$182,778	24	$194,258	28	$(11,480)	(6)

Net policy obligations amounted to 55% of premium for the six months ended June 30, 2025 compared to 51% in the year ago period.

The table below summarizes health underwriting margin by distribution channel.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025		2024		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
United American	$14,019	4	$28,477	10	$(14,458)	(51)
Family Heritage	80,176	35	72,449	35	7,727	11
Liberty National	50,354	53	53,072	56	(2,718)	(5)
American Income	38,714	62	38,284	63	430	1
Direct to Consumer	(485)	(1)	1,976	5	(2,461)	(125)
Total	$182,778	24	$194,258	28	$(11,480)	(6)

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$323,826	43	$290,865	42	$32,961	11
Family Heritage	228,210	31	209,246	30	18,964	9
Liberty National	95,553	13	95,335	14	218	—
American Income	62,113	8	61,218	9	895	1
Direct to Consumer	38,188	5	35,998	5	2,190	6
Total	$747,890	100	$692,662	100	$55,228	8

Premiums related to limited-benefit supplemental health products comprise $417 million, or 56%, of the total health premiums for the six months ended June 30, 2025, compared with $388 million, or 56%, in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $331 million, or 44%, for the six months ended June 30, 2025, compared to $305 million, or 44%, in the same period in the prior year.

Annualized health premium in force was $1.54 billion at June 30, 2025, an increase of 7% over $1.44 billion a year earlier.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$53,162	39	$34,651	31	$18,511	53
Family Heritage	56,377	42	49,536	44	6,841	14
Liberty National	15,380	11	15,969	14	(589)	(4)
American Income	9,619	7	10,386	9	(767)	(7)
Direct to Consumer	1,431	1	1,643	2	(212)	(13)
Total	$135,969	100	$112,185	100	$23,784	21

Health net sales related to limited-benefit supplemental health products comprise $101 million, or 74%, of the total health net sales for the six months ended June 30, 2025, compared with $84 million, or 75%, in the same period in the prior year. Medicare Supplement sales make up the remaining $35 million, or 26%, for 2025 compared to $28 million, or 25%, in the same period in the prior year.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase (Decrease)
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$42,723	38	$42,434	40	$289	1
Family Heritage	43,921	39	38,666	36	5,255	14
Liberty National	13,982	12	14,102	13	(120)	(1)
American Income	9,623	9	9,568	9	55	1
Direct to Consumer	2,319	2	1,885	2	434	23
Total	$112,568	100	$106,655	100	$5,913	6

First-year collected premium related to limited-benefit supplemental health products is $77.2 million, or 69%, of total first-year collected premium for the six months ended June 30, 2025 compared with $76.9 million, or 72%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies make up the remaining $35.3 million, or 31%, for the six months ended June 30, 2025 compared to $29.8 million, or 28%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with net sales up 53% from the same period in the prior year.
This Division includes different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Group Benefits, which offers group worksite supplemental health insurance through brokers.

The majority of the premium revenue comes from Medicare Supplement. Underwriting margin as a percent of premium for the Division was 4% for the six months ended June 30, 2025 and 10% for the same period in 2024. The decline in underwriting margin as a percent of premium when compared to prior year is primarily attributable to increased claims utilization during the current year from Medicare Supplement. We adjust premium rates based upon an annual review of utilization and claim cost trends and submit revisions for approval to the insurance department regulators, and if approved, the new premium rates generally become effective in the following year.

The Family Heritage Division primarily markets limited-benefit supplemental health insurance to small- to medium- sized businesses. Most of its policies include a return of premium feature, where premium paid is returned less any claims paid to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 35% for the six months ended June 30, 2025 and 2024.
The Division experienced a 14% rise in health net sales as compared with the same six-month period a year ago, primarily due to increased agent count and increased agent productivity. The Division will continue to implement incentive and retention programs to further these increases in the number of producing agents.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count increased 10% compared with the same period a year ago. Along with the Division's increased efforts to grow agent count, it is also focused on the further training and development of its middle management. While growth in net sales and earned premium is impacted by agent productivity, growth in the number of producing agents will be the primary driver of future growth in sales, similar to our other exclusive agencies.

	At June 30,		Change
	2025	2024	Amount	%
Family Heritage	1,458	1,328	130	10

The Liberty National Division represented 13% of all Globe Life health premium income for the six months ended June 30, 2025. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer, critical illness, and accident insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $95.6 million for the six months ended June 30, 2025 up from $95.3 million for the same period in 2024. Liberty National's first-year collected premium fell 1% to $14.0 million in the six months ended June 30, 2025 compared with $14.1 million for the same period in 2024. Health net sales for the six months ended June 30, 2025 fell 4% from the comparable period in 2024. For the six months ended June 30, 2025, underwriting margin as a percent of premium was 53%, compared with 56% in the same period in the prior year primarily due to an increase in policy obligations in the current period.

While both the American Income Life Division and the Direct to Consumer Division sell life insurance, they also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplement insurance to employer or union-sponsored groups. On a combined basis, these other channels accounted for 13% of health premium for the six months ended June 30, 2025 and 14% for the same period in 2024.

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

Management views excess investment income per diluted common share as an important and useful measure to evaluate the performance of the investment segment. It is defined as excess investment income divided by the total diluted weighted-average shares outstanding, representing the contribution by the investment segment to the consolidated earnings per share of the Company.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Net investment income	$562,783	$568,214	$(5,431)	(1)
Interest on policy liabilities(1)	(492,085)	(481,638)	(10,447)	2
Excess investment income	$70,698	$86,576	$(15,878)	(18)

Excess investment income per diluted share	$0.85	$0.93	$(0.08)	(9)

Mean invested assets (at amortized cost)	$21,494,647	$21,307,683	$186,964	1
Average insurance policy liabilities	17,727,143	17,395,345	331,798	2
(1)Interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income declined $16 million, or 18%, compared with the year-ago period. Excess investment income per diluted common share was $0.85 for the six months ended June 30, 2025, a decrease of 9% from the prior-year period. Excess investment income per diluted common share generally increases or decreases at a different pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the six months ended June 30, 2025 was $563 million, or 1% less than the year-ago period. Mean invested assets increased 1% during the first six months of 2025 over the same period last year. Net investment income declined in the current period primarily due to lower earned yields on short-term investments, commercial mortgage loans and limited partnerships compared to the prior year. The effective annual yield rate earned on the fixed maturity portfolio was 5.27% in the first six months of 2025, compared to 5.26% a year earlier. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the six months ended June 30, 2025 was 5.62% compared with 8.47% in the prior year period. The lower earned yield on commercial mortgage loans is partly due to lower floating rates in addition to loans in non-accrual status. The earned yield on limited partnership investments for the six months ended June 30, 2025 was 7.60% and 8.90% in the comparable prior year period. See additional information in Note 4—Investments.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available-for-sale debt securities included in accumulated other comprehensive income (loss) as of June 30, 2025, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

Required interest on insurance policy liabilities reduces excess investment income, as it is the amount of net investment income necessary to cover the interest-related growth on insurance policy liabilities. As such, it is reclassified from the insurance segment to the investment segment. As discussed in Note 12—Business Segments, management regards this as a more meaningful analysis of the investment and insurance segments. Required interest is based on the original discount rate assumptions for our insurance policies in force.

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

        GL Q2 2025 FORM 10-Q

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

In comparison to the year-ago period, required interest on insurance policy liabilities increased $10 million, or 2%, to $492 million, consistent with the 2% growth in average interest-bearing insurance policy liabilities.

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

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,
	2025		2024
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(4,262)	$(0.05)	$(7,840)	$(0.09)
Matured or other redemptions(1)	(5,257)	(0.06)	(39)	—
Provision for credit losses	32	—	(13)	—
Fair value option—change in fair value	(4,823)	(0.06)	(15,084)	(0.16)
Mortgages	242	—	(1,701)	(0.02)
Other investments	(1,060)	(0.01)	910	0.01
Total realized gains (losses)—investments	(15,128)	(0.18)	(23,767)	(0.26)
Other gains (losses)(2)	521	0.01	4,501	0.05
Total realized gains (losses)	$(14,607)	$(0.17)	$(19,266)	$(0.21)
(1)During the six months ended June 30, 2025 and 2024, the Company recorded $128.3 million and $78.9 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in a realized losses of $(2.5) million and $0 net of tax, respectively.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.

        GL Q2 2025 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cost of acquisitions:
Investment-grade corporate securities	$479,578	$898,390
Investment-grade municipal securities	18,228	6,520
Other securities	10,292	18,186
Total fixed maturity acquisitions(1)	$508,098	$923,096

Effective annual yield (one year compounded)(2)	6.43%	5.94%
Average life (in years, to next call)	35.8	30.9
Average life (in years, to maturity)	38.3	33.0
Average rating	A-	A-
(1)Fixed maturity acquisitions included unsettled trades of $0 in 2025 and $0 in 2024.
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

Acquisitions in 2025 and 2024 consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first six months of 2025, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.27%, up approximately 1 basis point from the yield in the first six months of 2024. The increase in taxable equivalent effective yield was primarily due to new purchases at yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2025, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted, capital-adjusted return.

        GL Q2 2025 FORM 10-Q

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

Other Investment Acquisitions
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Limited partnerships	$52,816	$149,223
Commercial mortgage loans	66,836	92,483
Common stock	1,844	14,013
Convertible notes	—	2,850
Total	$121,496	$258,569

Since fixed maturities represent such a significant portion of our investment portfolio, 88% of total amortized cost net of allowance for credit losses at June 30, 2025, the remainder of the discussion of portfolio composition will focus on fixed maturities. Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	June 30, 2025	December 31, 2024	June 30, 2024
Average annual effective yield(1)	5.26%	5.25%	5.24%
Average life, in years, to:
Next call(2)	15.3	15.1	15.1
Maturity(2)	19.5	19.3	19.1
Effective duration to:
Next call(2,3)	8.8	8.8	8.9
Maturity(2,3)	10.5	10.6	10.7
(1)Tax-equivalent basis. The yield on tax-exempt securities is adjusted to produce a yield equivalent to the pretax yield on taxable securities.
(2)Globe Life calculates the average life and duration of the fixed maturity portfolio two ways:
(a) based on the next call date which is the next call date for callable bonds and the maturity date for non-callable bonds; and
(b) based on the maturity date of all bonds, whether callable or not.
(3)Effective duration is a measure of the price sensitivity of a fixed-income security to a 1% change in interest rates.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at June 30, 2025 and December 31, 2024.

Fixed Maturities by Sector
June 30, 2025
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$7,999	$115	$—	$8,114	$2,878,552	$66,927	$(195,213)	$2,750,266	15	16
Banks	60,345	372	(3,707)	57,010	939,288	23,379	(51,085)	911,582	5	5
Other financial	74,974	—	(13,034)	61,940	1,187,107	16,979	(140,315)	1,063,771	6	6
Total financial	143,318	487	(16,741)	127,064	5,004,947	107,285	(386,613)	4,725,619	26	27
Industrial
Energy	44,541	—	(4,807)	39,734	1,320,121	40,323	(77,110)	1,283,334	7	7
Basic materials	—	—	—	—	1,133,943	25,235	(91,895)	1,067,283	6	6
Consumer, non-cyclical	—	—	—	—	2,160,520	17,332	(229,860)	1,947,992	11	11
Other industrials	25,000	—	(5,126)	19,874	1,118,016	20,190	(93,617)	1,044,589	6	6
Communications	2,760	288	—	3,048	804,332	16,123	(81,118)	739,337	4	4
Transportation	—	—	—	—	629,724	13,442	(40,937)	602,229	3	4
Consumer, cyclical	167,086	—	(25,379)	141,707	491,721	3,836	(60,404)	435,153	3	3
Technology	50,274	1,256	—	51,530	342,051	2,026	(62,532)	281,545	2	2
Total industrial	289,661	1,544	(35,312)	255,893	8,000,428	138,507	(737,473)	7,401,462	42	43
Utilities	58,195	—	(6,571)	51,624	2,113,952	55,957	(109,524)	2,060,385	12	12
Total corporates	491,174	2,031	(58,624)	434,581	15,119,327	301,749	(1,233,610)	14,187,466	80	82
States, municipalities, and political divisions:
General obligations	—	—	—	—	909,974	4,564	(216,859)	697,679	5	4
Revenues	—	—	—	—	2,393,177	18,986	(417,065)	1,995,098	13	12
Total states, municipalities, and political divisions	—	—	—	—	3,303,151	23,550	(633,924)	2,692,777	18	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	450,798	152	(41,309)	409,641	2	2
Collateralized debt obligations	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	11,648	35	—	11,683	76,166	114	(810)	75,470	—	—
Total fixed maturities	$502,822	$2,066	$(58,624)	$446,264	$18,949,442	$325,565	$(1,909,653)	$17,365,354	100	100

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Fixed Maturities by Sector
December 31, 2024
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$38,584	$32	$(7,801)	$30,815	$2,817,161	$49,928	$(206,943)	$2,660,146	15	15
Banks	65,718	254	(3,506)	62,466	1,026,367	17,023	(59,795)	983,595	6	6
Other financial	74,973	—	(14,917)	60,056	1,162,847	15,647	(146,305)	1,032,189	6	6
Total financial	179,275	286	(26,224)	153,337	5,006,375	82,598	(413,043)	4,675,930	27	27
Industrial
Energy	44,580	—	(5,410)	39,170	1,318,501	33,825	(77,700)	1,274,626	7	7
Basic materials	—	—	—	—	1,147,932	20,121	(91,699)	1,076,354	6	6
Consumer, non-cyclical	640	—	(3)	637	2,087,181	11,222	(255,241)	1,843,162	11	11
Other industrials	25,000	—	(4,796)	20,204	1,089,118	14,847	(108,283)	995,682	6	6
Communications	—	—	—	—	832,355	12,085	(90,817)	753,623	4	4
Transportation	—	—	—	—	572,829	9,800	(38,953)	543,676	3	3
Consumer, cyclical	128,674	331	(28,378)	100,627	492,653	3,113	(75,592)	420,174	3	3
Technology	50,278	—	(2,419)	47,859	341,407	597	(67,045)	274,959	2	2
Total industrial	249,172	331	(41,006)	208,497	7,881,976	105,610	(805,330)	7,182,256	42	42
Utilities	58,996	22	(6,797)	52,221	2,081,366	39,716	(118,007)	2,003,075	11	12
Total corporates	487,443	639	(74,027)	414,055	14,969,717	227,924	(1,336,380)	13,861,261	80	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	909,765	3,695	(177,021)	736,439	5	4
Revenues	—	—	—	—	2,391,136	16,967	(357,738)	2,050,365	13	12
Total states, municipalities, and political divisions	—	—	—	—	3,300,901	20,662	(534,759)	2,786,804	18	16
Other fixed maturities:
Government (U.S., municipal, and foreign)	—	—	—	—	438,636	19	(51,664)	386,991	2	2
Collateralized debt obligations	36,923	5,943	—	42,866	36,923	5,943	—	42,866	—	—
Other asset-backed securities	4,754	10	—	4,764	79,237	39	(2,186)	77,090	—	1
Total fixed maturities	$529,120	$6,592	$(74,027)	$461,685	$18,825,414	$254,587	$(1,924,989)	$17,155,012	100	100

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed-maturity portfolio as of June 30, 2025, representing 80% of amortized cost, net, and 82% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, collateralized debt obligations, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At June 30, 2025, the total fixed maturity portfolio consisted of 1,016 issuers.

Fixed maturities had a fair value of $17.4 billion at June 30, 2025, compared to $17.2 billion at December 31, 2024. The net unrealized loss position in the fixed-maturity portfolio decreased from $1.7 billion at December 31, 2024 to $1.6 billion at June 30, 2025 due to a change in market rates during the period.

For more information about our fixed-maturity portfolio by component at June 30, 2025 and December 31, 2024, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed-maturity portfolio by composite quality rating at June 30, 2025 and December 31, 2024, is shown in the following tables. The company uses the NAIC designation for credit quality ratings. The NAIC designation is generally determined using the second lowest rating available from nationally recognized statistical rating organizations (“NRSRO”) when three or more ratings are available and the lowest rating when two or fewer rating are available. When NRSRO ratings are unavailable the rating may be assigned by the Securities Valuation Office (“SVO”) of the NAIC.

Fixed Maturities by Rating
At June 30, 2025
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$942,695	5	$837,905	5
AA	3,351,694	17	2,746,832	16
A	5,816,062	31	5,500,548	31
BBB+	3,230,903	17	3,039,564	18
BBB	3,954,154	21	3,711,886	21
BBB-	1,151,112	6	1,082,355	6
Total investment grade	18,446,620	97	16,919,090	97	A-

Below investment grade:
BB	375,502	2	334,428	2
B	125,122	1	109,638	1
Below B	2,198	—	2,198	—
Total below investment grade	502,822	3	446,264	3	BB-
	$18,949,442	100	$17,365,354	100

Weighted average composite quality rating					A-

        GL Q2 2025 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as of year-end 2024. Fixed maturities rated BBB are 44% of the total portfolio at June 30, 2025, down from 46% at December 31, 2024. While this ratio is high relative to our peers, it is at its lowest level since 2006 and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of June 30, 2025. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$529,120	$529,511
Downgrades by rating agencies	65,627	29,006
Upgrades by rating agencies	(30,565)	—
Dispositions	(65,513)	(12,549)
Acquisitions	6,893	17,737
Provision for credit losses	40	(17)
Amortization and other	(2,780)	414
Balance at end of period	$502,822	$564,102

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 3% of total fixed maturities at amortized cost as of June 30, 2025.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Six Months Ended June 30,				Increase
	2025		2024		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$68,365	2.8	$62,029	2.7	$6,336	10
Other employee costs	19,708	0.8	18,076	0.8	1,632	9
Information technology costs	40,491	1.7	38,868	1.7	1,623	4
Legal costs	12,076	0.5	12,162	0.5	(86)	(1)
Other administrative costs	32,956	1.4	31,472	1.3	1,484	5
Total insurance administrative expenses	173,596	7.2	162,607	7.0	10,989	7

Parent company expense	6,605		5,956		649
Stock compensation expense	26,062		19,357		6,705
Legal proceedings	10,776		2,435		8,341
Non-operating expenses	—		1,967		(1,967)
Total operating expenses, per Condensed Consolidated Statements of Operations	$217,039		$192,322		$24,717	13

Total operating expenses for June 30, 2025 increased in comparison with the prior year primarily due to increases in insurance administrative expenses as well as stock compensation and legal proceedings. Insurance administrative expenses increased $11 million primarily due to higher employee costs, which include salaries and other costs. Insurance administrative expenses as a percent of premium were 7.2% for the six months ended June 30, 2025 compared to 7.0% for the same period in 2024. Stock compensation expense increased primarily due to changes in the mix of awards and increase in award values.

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On November 18, 2024, the Board of Directors authorized the repurchase of up to $1.8 billion under the Company's existing share repurchase program. Management generally determines the amount of repurchases based on the amount of excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. Since implementing our share repurchase program in 1986, we have used $10.7 billion to repurchase Globe Life Inc. common shares, after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

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

The following table summarizes share repurchases for the six month periods ended June 30, 2025 and 2024.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2025			2024
Purchases with:	Shares	Amount	Average Price	Shares	Amount	Average Price
Excess cash flow at the Parent Company(1)	3,317	$402,603	$121.38	3,964	$329,737	$83.17
Option exercise proceeds	881	108,598	123.27	300	26,404	88.09
Total	4,198	$511,201	$121.78	4,264	$356,141	$83.52
(1)Excludes excise tax on the repurchase of treasury stock of $3.7 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively.
The amount of share repurchases in the first six months were higher due to higher excess cash flow. The amount of excess cash flow was higher than in the prior year primarily due to higher statutory earnings and the inclusion of extraordinary dividends approved in late 2024. Throughout the remainder of this discussion, share repurchases will only refer to those made from excess cash flow at the Parent Company.

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

Insurance Subsidiary Liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Cash inflows for the insurance subsidiaries primarily include premium and investment income. In addition to investment income, maturities and scheduled repayments in the investment portfolio are cash inflows. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. A portion of cash inflows in the current year will provide for the payment of future policy benefits and are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. Excess cash available from the insurance subsidiaries’ operations is generally distributed as a dividend to the Parent Company, subject to regulatory restrictions. The dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the insurance subsidiaries annually generate more operating cash inflows than cash outflows, the companies also have the entire available-for-sale fixed-maturity investment portfolio available to create additional cash flows if required.

        GL Q2 2025 FORM 10-Q

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

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2025	2024	Projected 2025	2024
Liquidity Sources:
Dividends from Subsidiaries	$351,394	$358,255	$700,000—$750,000	$692,690
Excess Cash Flows(1)	$474,953	$327,283	$780,000—$830,000	$455,013
(1)Excess cash flows are reported gross of shareholder dividends. For the six months ended June 30, 2025 and 2024, shareholder dividends were $43 million and $44 million, respectively. For the twelve months ended December 31, 2025, we project approximately $84 million in shareholder dividends, compared to the $85 million paid in 2024.

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

On July 1, 2025, we entered into a 30-year facility agreement (“Facility Agreement”) with a Delaware Trust (the “Trust”) formed by us in connection with the sale by the trust of $500 million pre-capitalized trust securities redeemable May 15, 2055 in a Rule 144A private placement. The Trust invested the proceeds from the sale of its securities in a portfolio of principal and interest strips of U.S. Treasury securities (the “Strips”).

The Facility Agreement provides us with the right to sell at any time to the Trust up to $500 million of our 6.580% Senior Notes due 2055 (the “6.580% Senior Notes”) in exchange for a corresponding amount of the Strips held by the Trust (the “Issuance Right”). We agreed to pay a semi-annual facility fee of 1.789% per annum on the unexercised portion of the Issuance

The Issuance Right will be exercised automatically in full upon (i) our failure to pay the facility fee or to purchase any Strips required to be purchased under the Facility, if the failure to pay is not cured within 30 days, or (ii) certain bankruptcy events involving the Company. We are also required to exercise the Issuance Right in full if our consolidated stockholders’ equity (excluding AOCI) falls below $1.55 billion, subject to certain adjustments.

The Company can redeem the 6.580% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At June 30, 2025, the Company had no senior note issuances under the Facility Agreement.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The facility was amended on March 29, 2024, resulting in an increased capacity of $250 million. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. The updated five-year credit agreement will mature on March 29, 2029. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a backup line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As of June 30, 2025, we had available $488 million of additional borrowing capacity under this facility,

        GL Q2 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

compared to $572 million a year earlier. As of June 30, 2025, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	June 30, 2025	December 31, 2024	June 30, 2024
Balance of commercial paper at end of period (par value)	$397,000	$419,000	$313,225
Annualized interest rate	4.73%	5.22%	6.02%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	488,000	466,000	571,775

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Average balance of commercial paper outstanding during period (par value)	$456,181	$392,905
Daily-weighted average interest rate (annualized)	4.99%	5.76%
Maximum daily amount outstanding during period (par value)	$605,500	$633,425

The Company reduced commercial paper borrowings by $22 million since year end. The Company was able to issue commercial paper as needed under this facility during the six months ended June 30, 2025 and 2024.

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

Consolidated Liquidity. Consolidated net cash inflows from operations were $740 million in the first six months of 2025, compared with $725 million in the same period of 2024. The increase is attributable to routine fluctuations in the settlement of operating activities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $434 million during the first six months of 2025. As previously noted under the caption Short-Term Borrowings, the Parent Company has in place a revolving credit facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $356 million at June 30, 2025, compared with $250 million at December 31, 2024. In addition to these liquid assets, $17 billion (fair value at June 30, 2025) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.3 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 98% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

        GL Q2 2025 FORM 10-Q

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

Long-Term Borrowings. At June 30, 2025, the outstanding long-term debt at book value was $2.3 billion unchanged from December 31, 2024.

Selected Information about Debt Issues
As of June 30, 2025
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$547,373	$552,519
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	397,368	353,416
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	246,482	245,922
Senior notes	08/23/2024	09/15/2034	5.850%	semiannual	450,000	445,016	465,089
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,452	97,500
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,430	209,300
Term loan(2)	05/11/2023	08/15/2027	5.799%	quarterly	250,000	248,521	248,521
Total long-term debt					2,350,000	2,325,642	2,172,267

FHLB borrowings					70,000	70,000	70,000
Commercial paper					397,000	394,540	394,540
Total short-term debt					467,000	464,540	464,540

Total debt					$2,817,000	$2,790,182	$2,636,807
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

Analysis of Financing Costs
(Dollar amounts in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	%
Interest on funded debt	$47,179	$33,853	$13,326	39
Interest on term loans	7,674	5,956	1,718	29
Interest on short-term debt	15,011	20,203	(5,192)	(26)
Other	13	13	—	—
Financing costs	$69,877	$60,025	$9,852	16

During the first six months of 2025, financing costs increased 16% compared to the prior year. The increase in financing costs is primarily due to higher average balances in the current year compared to the prior year due to the issuance of debt in the third quarter of 2024. More information on our debt transactions is disclosed in the Financial Condition section of this report.

        GL Q2 2025 FORM 10-Q

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

Shareholders' Equity: Shareholders’ equity was $5.4 billion at June 30, 2025. This compares with $5.3 billion at December 31, 2024 and $5.2 billion at June 30, 2024. During the six months since December 31, 2024, shareholders’ equity increased as a result of net income of $507 million during the first six months of 2025, but was offset by share repurchases of $403 million and an additional $109 million in share repurchases to offset the dilution from stock option exercises. Additionally, the change in the balance of AOCI increased shareholders' equity $46 million primarily due to changes in interest rates and discount rates over the period.

On April 25, 2025, the Parent Company announced that it had declared a quarterly dividend of $0.27 per share. This dividend was paid on August 1, 2025.

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

While a majority of invested assets are revalued, accounting rules do not permit interest-bearing insurance policy liabilities to be valued at fair value in a consistent manner as that of assets, with changes in value applied directly to shareholders’ equity. Due to the size of our policy liabilities in relation to our shareholders’ equity, an inconsistency exists in measurement, which may have a material impact on the reported value of shareholders’ equity. Fluctuations in interest rates cause undue volatility in the period-to-period presentation of our shareholders’ equity, capital structure, and financial ratios. Due to the long-term nature of our fixed-maturity investments and liabilities and the strong cash flows consistently generated by our insurance subsidiaries, we have the ability to hold our securities to maturity. As such, we do not expect to incur losses due to fluctuations in market value of fixed maturities caused by market rate changes and temporarily illiquid markets. Accordingly, our management, credit

        GL Q2 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

rating agencies, lenders, many industry analysts, and certain other financial statement users prefer to remove the effect of this accounting rule when analyzing our balance sheet, capital structure, and financial ratios.

        GL Q2 2025 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2025.

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

As of the end of the fiscal period completed June 30, 2025, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended June 30, 2025, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation is provided in Note 5—Commitments and Contingencies.

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Second Quarter of 2025

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2025	427,129	$121.76	427,129	—
May 1-31, 2025	1,168,418	121.02	1,168,418	—
June 1-30, 2025	451,775	120.90	451,775	—

        GL Q2 2025 FORM 10-Q

Item 5. Other Information

(c) Trading arrangements

During the six months ended June 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

        GL Q2 2025 FORM 10-Q

Item 6. Exhibits

Exhibit No.	Description
4.1	Fifth Supplemental indenture, dated as of July 1, 2025, between Globe Life Inc. and Regions Bank, as Trustee
10.1	First Amendment to Second Amended and Restated Credit Agreement dated as of June 20, 2025 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK Re, LTD.
10.2	Second Amendment to Delayed Draw Term Loan Agreement dated as of June 20, 2025 among Bank of America, N.A., the Lenders party thereto, and Globe Life Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden
31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda
31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach
32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

        GL Q2 2025 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: August 6, 2025	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: August 6, 2025	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: August 6, 2025	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q2 2025 FORM 10-Q