Form 10-Q
period 2025-09-30
GLOBE LIFE INC.
filed 2025-11-05
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

NONE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	GL	New York Stock Exchange
Common Stock, $1.00 par value per share	GL	NYSE Texas, Inc.
4.250% Junior Subordinated Debentures	GL PRD	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Stock, $1.00 Par Value	79,605,800
GL Q3 2025 FORM 10-Q

Globe Life Inc.

As used in this Form 10-Q, “Globe Life,” the “Company,” “we,” “our” and “us” refer to Globe Life Inc., a Delaware corporation incorporated in 1979, its subsidiaries and affiliates.
GL Q3 2025 FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Globe Life Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2025—$18,948,357; 2024—$18,835,809, allowance for credit losses: 2025— $10,415; 2024— $10,395)	$17,796,754	$17,155,012
Mortgage loans	451,898	396,088
Policy loans	729,541	699,669
Other long-term investments (includes: 2025—$1,037,447; 2024—$986,766 under the fair value option)	1,285,697	1,235,759
Short-term investments	62,824	85,035
Total investments	20,326,714	19,571,563
Cash	302,716	165,325
Accrued investment income	284,888	269,791
Other receivables	729,160	691,907
Deferred acquisition costs	6,872,342	6,495,589
Goodwill	490,446	490,446
Other assets	1,521,350	1,391,560
Total assets	$30,527,616	$29,076,181
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2025—$17,933,726; 2024—$17,552,564)	$19,301,965	$18,457,263
Unearned and advance premium	272,740	257,631
Policy claims and other benefits payable	529,911	532,832
Other policyholders' funds	522,133	468,604
Total policy liabilities	20,626,749	19,716,330
Current and deferred income taxes	787,539	731,255
Short-term debt	394,349	415,401
Long-term debt (estimated fair value: 2025—$2,196,342; 2024—$2,122,772)	2,320,013	2,324,251
Other liabilities	709,878	583,424
Total liabilities	24,838,528	23,770,661
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2025 and 2024	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2025—97,218,183 issued; 2024—97,218,183 issued)	97,218	97,218
Additional paid-in-capital	552,509	527,795
Accumulated other comprehensive income (loss)	(1,972,891)	(2,029,720)
Retained earnings	8,812,765	8,002,521
Treasury stock, at cost: (2025—16,908,676 shares; 2024—13,240,616 shares)	(1,800,513)	(1,292,294)
Total shareholders' equity	5,689,088	5,305,520
Total liabilities and shareholders' equity	$30,527,616	$29,076,181
See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Life premium	$844,483	$818,638	$2,513,890	$2,438,385
Health premium	386,524	353,955	1,134,414	1,046,617
Total premium	1,231,007	1,172,593	3,648,304	3,485,002
Net investment income	286,013	284,964	848,796	853,178
Realized gains (losses)	(4,987)	(2,192)	(23,476)	(26,580)
Other income	955	42	1,073	192
Total revenue	1,512,988	1,455,407	4,474,697	4,311,792

Benefits and expenses:
Life policyholder benefits(1)	381,511	454,502	1,410,622	1,493,165
Health policyholder benefits(2)	227,940	221,926	691,793	629,676
Other policyholder benefits	7,171	11,756	20,970	32,830
Total policyholder benefits	616,622	688,184	2,123,385	2,155,671

Amortization of deferred acquisition costs	114,074	104,310	330,990	305,703
Commissions, premium taxes, and non-deferred acquisition costs	157,494	149,693	479,228	447,605
Other operating expense	111,562	104,874	328,601	297,196
Interest expense	36,134	31,388	106,011	91,413
Total benefits and expenses	1,035,886	1,078,449	3,368,215	3,297,588

Income before income taxes	477,102	376,958	1,106,482	1,014,204
Income tax benefit (expense)	(89,259)	(73,964)	(211,327)	(198,638)
Net income	$387,843	$302,994	$895,155	$815,566

Basic net income per common share	$4.81	$3.45	$10.91	$8.96

Diluted net income per common share	$4.73	$3.44	$10.77	$8.93
(1)Net of a remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a gain of $149.5 million before tax for the three months ended September 30, 2025 and a remeasurement gain of $70.6 million before tax for the same period in 2024. Net of a remeasurement gain of $174.7 million before tax for the nine months ended September 30, 2025 and a remeasurement gain of $87.8 million before tax for the same period in 2024.
(2)Net of a remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a gain of $8.8 million before tax for the three months ended September 30, 2025 and a remeasurement loss of $9.6 million before tax for the same period in 2024. Net of a remeasurement gain of $13.2 million before tax for the nine months ended September 30, 2025 and a remeasurement loss of $3.1 million before tax for the same period in 2024.

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$387,843	$302,994	$895,155	$815,566

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	432,361	869,743	513,171	301,715
Other reclassification adjustments included in net income	9,933	(2,408)	17,195	2,580
Foreign exchange adjustment on fixed maturities recorded at fair value	606	(954)	(1,152)	546
Total unrealized investment gains (losses)	442,900	866,381	529,214	304,841
Less applicable tax (expense) benefit	(93,009)	(181,941)	(111,132)	(64,018)
Unrealized gains (losses) on investments, net of tax	349,891	684,440	418,082	240,823

Future Policy Benefits:
Change in discount rate on future policy benefits	(423,443)	(1,247,366)	(470,566)	63,614
Less applicable tax (expense) benefit	88,924	261,946	98,820	(13,360)
Future policy benefit adjustments, net of tax	(334,519)	(985,420)	(371,746)	50,254

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	(5,627)	7,296	13,094	(4,660)
Less applicable tax (expense) benefit	1,182	(1,532)	(2,751)	979
Foreign exchange translation adjustments, other than securities, net of tax	(4,445)	5,764	10,343	(3,681)

Pension:
Pension adjustments	64	118	191	354
Less applicable tax (expense) benefit	(14)	(25)	(41)	(74)
Pension adjustments, net of tax	50	93	150	280

Other comprehensive income (loss)	10,977	(295,123)	56,829	287,676
Comprehensive income (loss)	$398,820	$7,871	$951,984	$1,103,242

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2024	$—	$97,218	$527,795	$(2,029,720)	$8,002,521	$(1,292,294)	$5,305,520
Comprehensive income (loss)	—	—	—	58,847	254,563	—	313,410
Common dividends declared ($0.2700 per share)	—	—	—	—	(22,383)	—	(22,383)
Acquisition of treasury stock	—	—	—	—	—	(264,544)	(264,544)
Stock-based compensation	—	—	(3,754)	—	—	15,773	12,019
Exercise of stock options	—	—	—	—	(9,753)	91,147	81,394
Balance at March 31, 2025	—	97,218	524,041	(1,970,873)	8,224,948	(1,449,918)	5,425,416
Comprehensive income (loss)	—	—	—	(12,995)	252,749	—	239,754
Common dividends declared ($0.2700 per share)	—	—	—	—	(21,869)	—	(21,869)
Acquisition of treasury stock	—	—	—	—	—	(250,311)	(250,311)
Stock-based compensation	—	—	14,009	—	—	34	14,043
Exercise of stock options	—	—	—	—	(1,935)	13,932	11,997
Balance at June 30, 2025	—	97,218	538,050	(1,983,868)	8,453,893	(1,686,263)	5,419,030
Comprehensive income (loss)	—	—	—	10,977	387,843	—	398,820
Common dividends declared ($0.2700 per share)	—	—	—	—	(21,679)	—	(21,679)
Acquisition of treasury stock	—	—	—	—	—	(173,864)	(173,864)
Stock-based compensation	—	—	14,459	—	—	144	14,603
Exercise of stock options	—	—	—	—	(7,292)	59,470	52,178
Balance at September 30, 2025	$—	$97,218	$552,509	$(1,972,891)	$8,812,765	$(1,800,513)	$5,689,088

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Shareholders' Equity (Continued)
(Unaudited)
(Dollar amounts in thousands, except share and per share data)

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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash provided from (used for) operating activities	$1,045,790	$1,065,513

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	456,567	674,125
Fixed maturities available for sale—matured or other redemptions	217,427	161,275
Mortgage loans	19,742	29,433
Other long-term investments	82,337	29,995
Total investments sold or matured	776,073	894,828
Acquisition of investments:
Fixed maturities—available for sale	(775,630)	(1,000,665)
Mortgage loans	(118,572)	(134,667)
Other long-term investments	(88,296)	(445,776)
Total investments acquired	(982,498)	(1,581,108)
Net (increase) decrease in policy loans	(29,872)	(34,052)
Net (increase) decrease in short-term investments	22,211	(18,761)
Additions to property and equipment	(121,979)	(56,047)
Other investing activities	—	96
Investments in low-income housing interests	(41,709)	(27,840)
Cash provided from (used for) investing activities	(377,774)	(822,884)

Cash provided from (used for) financing activities:
Issuance of common stock	145,569	34,851
Cash dividends paid to shareholders	(64,394)	(65,292)
Proceeds from issuance of debt	—	530,000
Payment for debt issuance costs	(6,399)	(7,138)
Net borrowing from Federal Home Loan Bank (FHLB)	65,000	17,000
Net borrowing (repayment) of commercial paper	1,870	31,443
Proceeds from commercial paper with original maturities greater than 90 days	442,040	387,247
Repayment of commercial paper with original maturities greater than 90 days	(529,962)	(314,836)
Acquisition of treasury stock	(688,719)	(950,448)
Net receipts (payments) from deposit-type products	107,951	122,291
Cash provided from (used for) financing activities	(527,044)	(214,882)

Effect of foreign exchange rate changes on cash	(3,581)	3,646
Net increase (decrease) in cash	137,391	31,393
Cash at beginning of year	165,325	103,156
Cash at end of period	$302,716	$134,549

See accompanying Notes to Condensed Consolidated Financial Statements.

        GL Q3 2025 FORM 10-Q

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

Basis of Presentation: The accompanying condensed consolidated financial statements of Globe Life have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial position at September 30, 2025, and the condensed consolidated results of operations, comprehensive income, and cash flows for the periods ended September 30, 2025 and 2024. The interim period condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements that were included in the Form 10-K filed with the Securities Exchange Commission (SEC) on February 26, 2025.

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

Reinsurance and Recapture: In the normal course of business, Globe Life insurance subsidiaries enter into reinsurance agreements to limit their exposure to the risk of loss as well as enhance their capital position. The Company entered into a coinsurance transaction with funds withheld agreement with a third-party reinsurer on March 6, 2025, with an agreement effective date of January 1, 2025. Under the terms of the agreement Globe Life ceded 100% of the liabilities, net of existing reinsurance, associated with certain term and whole life insurance policies. The contract is accounted for under deposit accounting as it did not pass the risk transfer requirements for reinsurance treatment on a GAAP basis. Since the agreement is subject to deposit accounting and meets the right of offset conditions outlined in the accounting policy the Company recorded the initial coinsurance, ceding commission and funds withheld balance on a net basis. At inception, no cash was exchanged between the parties and subsequently, a risk charge was recorded as a component of net investment income in the Condensed Consolidated Statement of Operations, with net cash settlements occurring quarterly between the parties.

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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Building Acquisition: On July 3, 2025, Globe Life Inc. completed the acquisition of real estate located in McKinney, Texas for total consideration of $80 million. The acquisition was executed in order to support Company growth and efficiency through modern technological infrastructure and centralized operations. The acquisition includes land, a building structure and building improvements. The transaction was executed pursuant to a purchase agreement and is accounted for as an asset acquisition. The purchase price was allocated based upon the relative fair value of land, building and building improvements. The building is being depreciated over its estimated useful life of 40 years on a straight-line basis and recorded as part of other operating expense on the Condensed Consolidated Statement of Operations. For additional information regarding our property, plant and equipment accounting policy, please refer to our 2024 Form 10-K. The Company expects to utilize the facility for its own operational needs.

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

ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, provides guidance for the evaluation of determining whether criteria is met to begin the capitalization of internal-use software costs. ASC 350 (Intangibles—Goodwill and Other) requires the capitalization of internal-use software costs begin when both of the following criteria are met: (1) when management has authorized and committed to funding the software project and (2) the probability that the project will be completed and will be used to perform the function intended. If uncertainty exists under the guidance issued in Subtopic 350-40 then a probable to complete threshold will not exist and any costs would be expensed until uncertainties are resolved.

The updated guidance also requires the application of disclosure requirements in ASC 360 (Plant, Property, and Equipment) for all capitalized costs regardless of presentation in the financial statements. This standard is effective for the Company for annual periods beginning on January 1, 2028. The Company is evaluating the standard.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2025	$(1,251,427)	$(746,269)	$(6,969)	$20,797	$(1,983,868)
Other comprehensive income (loss) before reclassifications, net of tax	342,044	(334,519)	(4,445)	—	3,080
Reclassifications, net of tax	7,847	—	—	50	7,897
Other comprehensive income (loss)	349,891	(334,519)	(4,445)	50	10,977
Balance at September 30, 2025	$(901,536)	$(1,080,788)	$(11,414)	$20,847	$(1,972,891)

	Three Months Ended September 30, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at July 1, 2024	$(1,271,213)	$(911,717)	$(4,726)	$(1,964)	$(2,189,620)
Other comprehensive income (loss) before reclassifications, net of tax	686,343	(985,420)	5,764	—	(293,313)
Reclassifications, net of tax	(1,903)	—	—	93	(1,810)
Other comprehensive income (loss)	684,440	(985,420)	5,764	93	(295,123)
Balance at September 30, 2024	$(586,773)	$(1,897,137)	$1,038	$(1,871)	$(2,484,743)

	Nine Months Ended September 30, 2025
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2025	$(1,319,618)	$(709,042)	$(21,757)	$20,697	$(2,029,720)
Other comprehensive income (loss) before reclassifications, net of tax	404,498	(371,746)	10,343	—	43,095
Reclassifications, net of tax	13,584	—	—	150	13,734
Other comprehensive income (loss)	418,082	(371,746)	10,343	150	56,829
Balance at September 30, 2025	$(901,536)	$(1,080,788)	$(11,414)	$20,847	$(1,972,891)

	Nine Months Ended September 30, 2024
	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
Balance at January 1, 2024	$(827,596)	$(1,947,391)	$4,719	$(2,151)	$(2,772,419)
Other comprehensive income (loss) before reclassifications, net of tax	238,785	50,254	(3,681)	—	285,358
Reclassifications, net of tax	2,038	—	—	280	2,318
Other comprehensive income (loss)	240,823	50,254	(3,681)	280	287,676
Balance at September 30, 2024	$(586,773)	$(1,897,137)	$1,038	$(1,871)	$(2,484,743)

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Reclassification Adjustments: Reclassification adjustments out of accumulated other comprehensive income are presented below for the three and nine month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
Component Line Item	2025	2024	2025	2024
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$11,746	$(257)	$23,755	$9,732	Realized (gains) losses
Amortization of (discount) premium	(1,813)	(2,151)	(6,560)	(7,152)	Net investment income
Total before tax	9,933	(2,408)	17,195	2,580
Tax	(2,086)	505	(3,611)	(542)	Income taxes
Total after-tax	7,847	(1,903)	13,584	2,038
Pension adjustments:
Amortization of prior service cost	292	265	876	803	Other operating expense
Amortization of actuarial (gain) loss	(228)	(147)	(685)	(449)	Other operating expense
Total before tax	64	118	191	354
Tax	(14)	(25)	(41)	(74)	Income taxes
Total after-tax	50	93	150	280
Total reclassification (after-tax)	$7,897	$(1,810)	$13,734	$2,318

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at September 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At September 30, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$405,807	$—	$147	$(26,787)	$379,167	2
States, municipalities, and political subdivisions	3,390,124	—	28,759	(545,729)	2,873,154	16
Foreign governments	47,915	—	291	(8,195)	40,011	—
Corporates, by sector:
Industrials	7,891,877	(7,118)	193,171	(601,835)	7,476,095	42
Financial	5,018,604	—	146,863	(318,860)	4,846,607	27
Utilities	2,100,517	—	78,904	(87,347)	2,092,074	12
Total corporates	15,010,998	(7,118)	418,938	(1,008,042)	14,414,776	81
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	93,513	(3,297)	383	(953)	89,646	1
Total fixed maturities	$18,948,357	$(10,415)	$448,518	$(1,589,706)	$17,796,754	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$401,753	$—	$1	$(42,794)	$358,960	2
States, municipalities, and political subdivisions	3,300,901	—	20,662	(534,759)	2,786,804	16
Foreign governments	36,883	—	18	(8,870)	28,031	—
Corporates, by sector:
Industrials	7,889,074	(7,098)	105,610	(805,330)	7,182,256	42
Financial	5,006,375	—	82,598	(413,043)	4,675,930	27
Utilities	2,081,366	—	39,716	(118,007)	2,003,075	12
Total corporates	14,976,815	(7,098)	227,924	(1,336,380)	13,861,261	81
Collateralized debt obligations	36,923	—	5,943	—	42,866	—
Other asset-backed securities	82,534	(3,297)	39	(2,186)	77,090	1
Total fixed maturities	$18,835,809	$(10,395)	$254,587	$(1,924,989)	$17,155,012	100
(1)Amount reported in the balance sheet.
(2)At fair value.

The Company had unfunded commitments of $263 million and $167 million in fixed maturities at September 30, 2025 and December 31, 2024, respectively.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
A schedule of fixed maturities available for sale by contractual maturity date at September 30, 2025, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At September 30, 2025
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$111,404	$111,847
Due after one year through five years	788,630	815,353
Due after five years through ten years	1,878,317	1,947,313
Due after ten years through twenty years	8,998,125	8,593,860
Due after twenty years	7,071,236	6,238,721
Mortgage-backed and asset-backed securities	90,230	89,660
	$18,937,942	$17,796,754

Analysis of Investment Operations: "Net investment income" for the three and nine month periods ended September 30, 2025 and 2024 is summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Fixed maturities available for sale	$243,444	$245,313	(1)	$730,859	$738,626	(1)
Policy loans	14,123	13,296	6	41,631	39,196	6
Mortgage loans	7,960	7,668	4	19,978	21,337	(6)
Other long-term investments(1)	24,417	19,992	22	68,934	58,608	18
Short-term investments	2,611	3,083		7,146	8,396
	292,555	289,352	1	868,548	866,163	—
Less investment expense	(6,542)	(4,388)	49	(19,752)	(12,985)	52
Net investment income	$286,013	$284,964	—	$848,796	$853,178	(1)
(1)For the three months ended September 30, 2025 and September 30, 2024 the investment funds, accounted for under the fair value option method, recorded $21.6 million and $19.1 million in net investment income respectively. For the nine months ended September 30, 2025 and 2024, the investment funds, accounted for under the fair value option method, recorded $58.9 million and $56.1 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturities available for sale:
Proceeds from sales(1)	$184,500	$163,221	$456,567	$674,125
Gross realized gains	916	2,042	4,011	6,086
Gross realized losses	(7,761)	(1,856)	(16,251)	(15,824)
(1)During the three and nine months ended September 30, 2025 the Company had $3.2 million unsettled trades. There were $0 unsettled trades for the same periods in 2024.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
An analysis of "realized gains (losses)" is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(11,686)	$257	$(23,735)	$(9,716)
Provision for credit losses	(60)	—	(20)	(16)
Fair value option—change in fair value	5,958	(3,683)	(147)	(22,777)
Mortgage loans	(4,526)	(1,376)	(4,219)	(3,530)
Other investments	(1,131)	(16)	(2,473)	1,135
Realized gains (losses) from investments	(11,445)	(4,818)	(30,594)	(34,904)
Other gains (losses)	6,458	2,626	7,118	8,324
Total realized gains (losses)	(4,987)	(2,192)	(23,476)	(26,580)
Applicable tax	1,048	460	4,930	5,582
Realized gains (losses), net of tax	$(3,939)	$(1,732)	$(18,546)	$(20,998)
(1)During the three months ended September 30, 2025 and 2024, the Company recorded $176 thousand and $3.4 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $176 thousand and $0 realized gains (losses) respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded $128.5 million and $82.2 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $(3.0) million and $0 realized gains (losses) respectively.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fair Value Measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at September 30, 2025 and December 31, 2024:

	Fair Value Measurement at September 30, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$379,167	$—	$379,167
States, municipalities, and political subdivisions	—	2,873,154	—	2,873,154
Foreign governments	—	40,011	—	40,011
Corporates, by sector:
Industrials	—	7,369,953	106,142	7,476,095
Financial	—	4,724,499	122,108	4,846,607
Utilities	—	2,004,049	88,025	2,092,074
Total corporates	—	14,098,501	316,275	14,414,776
Collateralized debt obligations	—	—	—	—
Other asset-backed securities	—	25,737	63,909	89,646
Total fixed maturities	$—	$17,416,570	$380,184	$17,796,754
Percentage of total	—%	98%	2%	100%

	Fair Value Measurement at December 31, 2024:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$358,960	$—	$358,960
States, municipalities, and political subdivisions	—	2,786,804	—	2,786,804
Foreign governments	—	28,031	—	28,031
Corporates, by sector:
Industrials	—	6,998,900	183,356	7,182,256
Financial	—	4,551,737	124,193	4,675,930
Utilities	—	1,890,559	112,516	2,003,075
Total corporates	—	13,441,196	420,065	13,861,261
Collateralized debt obligations	—	—	42,866	42,866
Other asset-backed securities	—	65,907	11,183	77,090
Total fixed maturities	$—	$16,680,898	$474,114	$17,155,012
Percentage of total	—%	97%	3%	100%

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2025	$11,183	$42,866	$420,065	$474,114
Included in realized gains / losses	—	(588)	(2,593)	(3,181)
Included in other comprehensive income	320	—	9,661	9,981
Acquisitions	52,406	—	30,015	82,421
Sales	—	(36,398)	(118,379)	(154,777)
Amortization	—	1,893	(205)	1,688
Other(1)	—	(7,773)	(22,289)	(30,062)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—
Balance at September 30, 2025	$63,909	$—	$316,275	$380,184
Percent of total fixed maturities	—%	—%	2%	2%
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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents changes in unrealized gains and losses for the period included in accumulated other comprehensive income for assets held at the end of the reporting period for Level 3 classification:

	Changes in Unrealized Gains (Losses) included in Accumulated Other Comprehensive Income for Assets Held at the End of the Period
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
At September 30, 2025	$320	$—	$9,661	$9,981
At September 30, 2024	—	762	5,448	6,210

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

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	September 30, 2025
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Private placement fixed maturities	$316,275	Determination of credit spread	Credit rating	B to AAA	BBB+
Asset-backed securities	63,909	Determination of credit spread	Credit rating	CC to A-	BB+
	$380,184
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

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of September 30, 2025	454	1,484	1,938
As of December 31, 2024	705	1,498	2,203

Globe Life's entire fixed maturity portfolio consisted of 2,584 issues by 1,012 different issuers at September 30, 2025 and 2,552 issues by 1,014 different issuers at December 31, 2024. The weighted-average quality rating of all unrealized loss positions at amortized cost was A as of September 30, 2025 and A- as of December 31, 2024.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at September 30, 2025 and December 31, 2024.

Analysis of Gross Unrealized Investment Losses

	At September 30, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$4,965	$(427)	$364,054	$(26,360)	$369,019	$(26,787)
States, municipalities, and political subdivisions	672,993	(22,163)	1,553,082	(523,566)	2,226,075	(545,729)
Foreign governments	—	—	25,536	(8,195)	25,536	(8,195)
Corporates, by sector:
Industrials	922,896	(35,073)	3,407,713	(541,272)	4,330,609	(576,345)
Financial	365,328	(6,994)	1,857,967	(296,388)	2,223,295	(303,382)
Utilities	125,803	(2,427)	576,220	(80,029)	702,023	(82,456)
Total corporates	1,414,027	(44,494)	5,841,900	(917,689)	7,255,927	(962,183)
Other asset-backed securities	—	—	19,881	(953)	19,881	(953)
Total investment grade securities	2,091,985	(67,084)	7,804,453	(1,476,763)	9,896,438	(1,543,847)

Below investment grade securities:
Corporates, by sector:
Industrials	4,963	(38)	129,216	(25,452)	134,179	(25,490)
Financial	3,054	(17)	96,349	(15,461)	99,403	(15,478)
Utilities	7,472	(165)	36,900	(4,726)	44,372	(4,891)
Total corporates	15,489	(220)	262,465	(45,639)	277,954	(45,859)
Other asset-backed securities	—	—	—	—	—	—
Total below investment grade securities	15,489	(220)	262,465	(45,639)	277,954	(45,859)
Total fixed maturities	$2,107,474	$(67,304)	$8,066,918	$(1,522,402)	$10,174,392	$(1,589,706)

        GL Q3 2025 FORM 10-Q

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

Gross unrealized losses may fluctuate quarter over quarter due to factors in the market that affect the holdings, such as changes in interest rates or credit spreads. The Company considers many factors when determining whether an allowance for a credit loss should be recorded. While the Company holds securities that may be in an unrealized loss position, Globe Life does not generally intend to sell and it is unlikely that the Company will be required to sell the fixed maturities prior to their anticipated recovery or maturity due to the strong cash flows generated by its insurance operations.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance for credit losses beginning balance	$10,355	$7,132	$10,395	$7,115
Additions to allowance for which credit losses were not previously recorded	—	—	—	—
Additions (reductions) to allowance for fixed maturities that previously had an allowance	60	—	20	17
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	—	—	—	—
Allowance for credit losses ending balance	$10,415	$7,132	$10,415	$7,132

As of September 30, 2025, the Company had two fixed maturity securities in non-accrual status at amortized cost of $16 million with an allowance of $10 million. The Company had no fixed maturity securities in non-accrual status as of September 30, 2024.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Mortgage Loans (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Industrial	$154,625	34	$110,456	28
Hospitality	114,945	25	73,931	19
Multi-family	108,876	24	111,234	28
Retail	76,024	17	65,612	16
Office	3,061	1	6,539	2
Mixed use	—	—	35,960	9
Total recorded investment	457,531	101	403,732	102
Less allowance for credit losses	(5,633)	(1)	(7,644)	(2)
Carrying value, net of allowance for credit losses	$451,898	100	$396,088	100

	September 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Florida	$87,753	19	$63,308	16
Texas	82,661	18	75,131	19
New Jersey	56,158	13	51,744	13
North Carolina	42,172	9	23,253	6
Alabama	36,735	8	35,850	9
New York	31,927	7	34,975	9
Other	120,125	27	119,471	30
Total recorded investment	457,531	101	403,732	102
Less allowance for credit losses	(5,633)	(1)	(7,644)	(2)
Carrying value, net of allowance for credit losses	$451,898	100	$396,088	100

        GL Q3 2025 FORM 10-Q

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

	September 30, 2025
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$60,870	$83,634	$304,797	$449,301	98
70% to 80%	—	—	—	—	—
81% to 90%	—	—	—	—	—
Greater than 90%	8,230	—	—	8,230	2
Total	$69,100	$83,634	$304,797	457,531	100
Less allowance for credit losses				(5,633)
Total, net of allowance for credit losses				$451,898
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

As of September 30, 2025, the Company had 36 loans in the portfolio. During the quarter, the Company evaluated the commercial mortgage loan portfolio on both an individual and pooling basis to determine the allowance for credit losses and determined two loans were collateral dependent or likely to foreclose. The allowance for credit losses on these loans was determined using the practical expedient which was based on an estimate of fair value of the underlying collateral plus costs to sell the asset. The total principal balance of the two loans was $8.2 million and the allowance, determined using the practical expedient, was $1.6 million as of September 30, 2025. For the three months ended September 30, 2025, two loans with an outstanding principal value of $40.6 million were removed from the evaluation as a result of foreclosure. For the nine months ended September 30, 2025, four loans with an outstanding principal value of $45.8 million were removed from the evaluation as a result of foreclosure and were transferred into limited partnerships, held under the fair value option, in other long-term investments. As of September 30, 2025, there were no commercial mortgage loans in the process of foreclosure.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
For the nine months ended September 30, 2025, the allowance for credit losses decreased by $2.0 million to $5.6 million. The provision for credit losses is included in "Realized gains (losses)" in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance for credit losses beginning balance	$6,629	$5,826	$7,644	$3,672
Provision (reversal) for credit losses	404	1,376	266	3,530
Reduction in allowance due to dispositions	(1,400)	—	(2,277)	—
Allowance for credit losses ending balance	$5,633	$7,202	$5,633	$7,202

As of September 30, 2025, the Company had one commercial mortgage loan in non-accrual status with a principal balance of $7 million. As of December 31, 2024, the Company had five commercial mortgage loans in non-accrual status with a principal balance of $53 million. The Company's unfunded commitment balance to commercial loan borrowers was $23 million as of September 30, 2025.

Other Long-Term Investments: Other long-term investments consist of the following assets:

	September 30,
	September 30, 2025	December 31, 2024
Investment funds	$1,037,447	$986,766
Company-owned life insurance(1)	205,284	202,734
Other	42,966	46,259
Total	$1,285,697	$1,235,759
(1) Company-owned life insurance (COLI) is reported at cash surrender value.

The following table presents additional information about the Company's investment funds as of September 30, 2025 and December 31, 2024 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	September 30, 2025	December 31, 2024	September 30, 2025	Redemption Term/Notice(1)
Commercial mortgage loans	$547,663	$566,142	$190,366	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	216,659	202,008	204,013	Fully redeemable and non-redeemable with varying terms.
Infrastructure	188,605	179,627	21,662	Fully redeemable and non-redeemable with varying terms.
Other	84,520	38,989	54,793	Non-redeemable with varying terms
Total investment funds	$1,037,447	$986,766	$470,834
(1) Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.
(2) Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of September 30, 2025, unfunded commitments totaled $628 million, including funds past the investment period.

The Company had $127 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $471 million as of September 30, 2025.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 5—Commitments and Contingencies

Guarantees: At September 30, 2025, The Company has one performance guarantee in effect. Per the Pre-capitalized Trust Securities agreement signed on July 1, 2025, Globe Life Inc. is required to purchase any treasury securities in default. Management believes it is unlikely the Company will have to make any material payments under this agreement due to default.

Letters of credit—The Parent Company has guaranteed letters of credit with a group of banks in connection with its credit facility. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance subsidiaries. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The credit facility was amended on March 29, 2024 and now expires in 2029. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount of letters of credit outstanding at September 30, 2025 was $115 million.

Litigation: Globe Life Inc. and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including: putative class action litigation; alleged breaches of contract; torts, including bad faith and fraud claims based on alleged wrongful or fraudulent acts of agents of Globe Life Inc.'s insurance subsidiaries; alleged employment discrimination; alleged worker misclassification; and miscellaneous other causes of action. Based upon information presently available, and in light of legal and other factual defenses available to Globe Life Inc. and its subsidiaries, management does not believe that it is reasonably possible that such litigation will have a material adverse effect on Globe Life Inc.'s financial condition, future operating results or liquidity; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future. This bespeaks caution, particularly in states with reputations for high punitive damage verdicts.

On April 30, 2024, a putative securities class action was filed against Globe Life Inc. and six of its current/former executives and directors in the United States District Court for the Eastern District of Texas (City of Miami Gen. Emp. & Sanitation Emp. Ret. Trust, et al. v. Globe Life Inc., et al., Case No. 4:24-cv-00376). On July 24, 2024, the Court appointed Lead Plaintiffs and Lead Counsel for the putative class of shareholders. The Lead Plaintiffs filed a Consolidated Complaint on October 4, 2024 that asserts claims under §§ 10(b), 20(a), and 20(A) of the Securities Exchange Act of 1934 and SEC Rules 10b-5(a), 10b-5(b), and 10b-5(c) promulgated thereunder, on behalf of a putative class of purchasers of Globe Life Inc.'s securities from May 8, 2019 through April 10, 2024. The Consolidated Complaint adds four additional executives as defendants and alleges that certain of Globe Life Inc.'s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify the defendants for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. Defendants filed a motion to dismiss the litigation on December 3, 2024, which motion was denied on September 29, 2025. Globe Life Inc. plans to vigorously defend against the lawsuit. The outcome of litigation of this type is inherently uncertain, and there is always the possibility that a Court rules in a manner that is adverse to the interests of Globe Life Inc. and the individual defendants. However, the amount of any such loss in that outcome cannot be reasonably estimated at this time.

Also pending in the Eastern District of Texas is a consolidated shareholder derivative suit that is closely related to the putative securities class action disclosed above (the “City of Miami Matter”). On November 7, 2024, Globe Life Inc. shareholder Jui Cheng Hsiao filed a shareholder derivative complaint against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify them for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. On November 14, 2024, Globe Life Inc. shareholder Gautam Jadhav filed a shareholder derivative complaint against the same set of defendants.

        GL Q3 2025 FORM 10-Q

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

On September 19, 2025, an additional shareholder filed a separate derivative lawsuit in the Business Court for Dallas County, Texas, against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors (James E. Walker v. Gary L. Coleman, et al., Case No. 25-BC01B-0041). Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify them for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. Like the consolidated shareholder derivative lawsuit disclosed above, this litigation is largely similar to the City of Miami Matter and derives in part from a short seller report. The petition asserts three causes of action relating to the 2019 through 2024 time period, including: (i) a breach of fiduciary duty claim for failing to provide adequate oversight to prevent purportedly widespread corporate misconduct including fraud, discrimination and harassment; (ii) a breach of fiduciary duty claim against certain individual defendants who allegedly engaged in insider trading; and (iii) a claim for wasting corporate assets by paying excessive compensation and/or bonuses to certain of its executive officers. The petition alleges that Globe Life Inc. was thus exposed to potential legal liability and costs, and that Globe Life Inc. repurchased shares at an artificially inflated price. The petition seeks monetary damages as well as restitution, governance reforms, and accountability for executives and board members. Globe Life Inc. intends to mount a robust defense against the litigation.

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

        GL Q3 2025 FORM 10-Q

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three and nine month periods ended September 30, 2025 and 2024:

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$4,681,888	$6,052,651	$1,129,716	$478,052	$12,342,307
Beginning balance at original discount rates	4,523,329	5,664,259	1,077,831	443,949	11,709,368
Effect of changes in assumptions on future cash flows	(82,348)	(28,366)	(29,292)	(982)	(140,988)
Effect of actual variances from expected experience	(173,180)	(226,062)	(29,381)	(9,292)	(437,915)
Adjusted balance at January 1, 2024	4,267,801	5,409,831	1,019,158	433,675	11,130,465
Issuances(1)	616,527	398,034	90,517	18,126	1,123,204
Interest accrual(2)	164,917	220,485	41,610	17,213	444,225
Net premiums collected(3)	(412,717)	(455,625)	(101,687)	(33,960)	(1,003,989)
Effect of changes in the foreign exchange rate	(4,101)	—	—	—	(4,101)
Ending balance at original discount rates	4,632,427	5,572,725	1,049,598	435,054	11,689,804
Effect of change from original to current discount rates	204,567	421,888	54,498	35,513	716,466
Balance at September 30, 2024	$4,836,994	$5,994,613	$1,104,096	$470,567	$12,406,270

Balance at January 1, 2025	$4,645,917	$5,622,906	$1,048,447	$440,047	$11,757,317
Beginning balance at original discount rates	4,656,710	5,504,912	1,047,020	430,276	11,638,918
Effect of changes in assumptions on future cash flows	(136,473)	(89,711)	(52,204)	(5,160)	(283,548)
Effect of actual variances from expected experience	(166,114)	(203,565)	(24,106)	(14,207)	(407,992)
Adjusted balance at January 1, 2025	4,354,123	5,211,636	970,710	410,909	10,947,378
Issuances(1)	554,627	384,426	81,718	18,588	1,039,359
Interest accrual(2)	169,466	215,586	40,194	16,683	441,929
Net premiums collected(3)	(421,703)	(440,708)	(99,565)	(32,654)	(994,630)
Effect of changes in the foreign exchange rate	10,349	—	—	—	10,349
Ending balance at original discount rates	4,666,862	5,370,940	993,057	413,526	11,444,385
Effect of change from original to current discount rates	106,621	259,166	26,011	19,941	411,739
Balance at September 30, 2025	$4,773,483	$5,630,106	$1,019,068	$433,467	$11,856,124
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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2024	$4,635,903	$5,810,518	$1,085,233	$449,883	$11,981,537
Beginning balance at original discount rates	4,648,111	5,670,288	1,080,642	437,551	11,836,592
Effect of changes in assumptions on future cash flows	(82,348)	(28,366)	(29,292)	(982)	(140,988)
Effect of actual variances from expected experience	(59,483)	(103,089)	(12,113)	(1,970)	(176,655)
Adjusted balance at July 1, 2024	4,506,280	5,538,833	1,039,237	434,599	11,518,949
Issuances(1)	203,828	110,993	30,298	5,969	351,088
Interest accrual(2)	55,750	73,134	13,836	5,709	148,429
Net premiums collected(3)	(138,552)	(150,235)	(33,773)	(11,223)	(333,783)
Effect of changes in the foreign exchange rate	5,121	—	—	—	5,121
Ending balance at original discount rates	4,632,427	5,572,725	1,049,598	435,054	11,689,804
Effect of change from original to current discount rates	204,567	421,888	54,498	35,513	716,466
Balance at September 30, 2024	$4,836,994	$5,994,613	$1,104,096	$470,567	$12,406,270

Balance at July 1, 2025	$4,818,081	$5,682,370	$1,063,162	$436,784	$12,000,397
Beginning balance at original discount rates	4,771,460	5,498,605	1,047,994	422,810	11,740,869
Effect of changes in assumptions on future cash flows	(136,473)	(89,711)	(52,204)	(5,160)	(283,548)
Effect of actual variances from expected experience	(53,404)	(90,898)	(10,330)	(5,320)	(159,952)
Adjusted balance at July 1, 2025	4,581,583	5,317,996	985,460	412,330	11,297,369
Issuances(1)	174,415	127,328	27,325	6,475	335,543
Interest accrual(2)	55,825	71,053	13,138	5,472	145,488
Net premiums collected(3)	(140,680)	(145,437)	(32,866)	(10,751)	(329,734)
Effect of changes in the foreign exchange rate	(4,281)	—	—	—	(4,281)
Ending balance at original discount rates	4,666,862	5,370,940	993,057	413,526	11,444,385
Effect of change from original to current discount rates	106,621	259,166	26,011	19,941	411,739
Balance at September 30, 2025	$4,773,483	$5,630,106	$1,019,068	$433,467	$11,856,124
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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158
Beginning balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of changes in assumptions on future cash flows	(104,498)	(50,106)	(41,836)	(2,027)	(198,467)
Effect of actual variances from expected experience	(187,711)	(241,231)	(34,722)	(12,841)	(476,505)
Adjusted balance at January 1, 2024	8,769,624	8,365,415	3,261,694	3,491,991	23,888,724
Issuances(1)	611,802	398,032	90,518	18,127	1,118,479
Interest accrual(2)	367,403	355,850	134,020	157,318	1,014,591
Benefit payments(3)	(326,318)	(439,992)	(159,219)	(103,998)	(1,029,527)
Effect of changes in the foreign exchange rate	(8,768)	—	—	—	(8,768)
Ending balance at original discount rates	9,413,743	8,679,305	3,327,013	3,563,438	24,983,499
Effect of change from original to current discount rates	1,091,042	1,082,717	275,358	717,751	3,166,868
Balance at September 30, 2024	$10,504,785	$9,762,022	$3,602,371	$4,281,189	$28,150,367

Balance at January 1, 2025	$9,870,692	$9,125,112	$3,377,517	$3,960,963	$26,334,284
Beginning balance at original discount rates	9,508,588	8,660,948	3,340,219	3,582,068	25,091,823
Effect of changes in assumptions on future cash flows	(189,172)	(129,189)	(89,154)	(9,081)	(416,596)
Effect of actual variances from expected experience	(184,713)	(223,416)	(32,071)	(21,159)	(461,359)
Adjusted balance at January 1, 2025	9,134,703	8,308,343	3,218,994	3,551,828	24,213,868
Issuances(1)	554,627	384,425	81,716	18,588	1,039,356
Interest accrual(2)	385,316	358,173	133,963	160,848	1,038,300
Benefit payments(3)	(340,667)	(428,849)	(153,840)	(105,916)	(1,029,272)
Effect of changes in the foreign exchange rate	24,400	—	—	—	24,400
Ending balance at original discount rates	9,758,379	8,622,092	3,280,833	3,625,348	25,286,652
Effect of change from original to current discount rates	607,423	695,305	121,891	479,664	1,904,283
Balance at September 30, 2025	$10,365,802	$9,317,397	$3,402,724	$4,105,012	$27,190,935
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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2024	$9,811,407	$9,289,834	$3,424,768	$3,981,898	$26,507,907
Beginning balance at original discount rates	9,353,526	8,748,900	3,356,531	3,545,323	25,004,280
Effect of changes in assumptions on future cash flows	(104,498)	(50,106)	(41,836)	(2,027)	(198,467)
Effect of actual variances from expected experience	(65,766)	(111,255)	(15,385)	(2,629)	(195,035)
Adjusted balance at July 1, 2024	9,183,262	8,587,539	3,299,310	3,540,667	24,610,778
Issuances(1)	199,097	110,991	30,298	5,970	346,356
Interest accrual(2)	124,308	118,873	44,743	52,747	340,671
Benefit payments(3)	(105,757)	(138,098)	(47,338)	(35,946)	(327,139)
Effect of changes in the foreign exchange rate	12,833	—	—	—	12,833
Ending balance at original discount rates	9,413,743	8,679,305	3,327,013	3,563,438	24,983,499
Effect of change from original to current discount rates	1,091,042	1,082,717	275,358	717,751	3,166,868
Balance at September 30, 2024	$10,504,785	$9,762,022	$3,602,371	$4,281,189	$28,150,367

Balance at July 1, 2025	$10,234,154	$9,278,145	$3,421,818	$4,008,385	$26,942,502
Beginning balance at original discount rates	9,829,535	8,742,750	3,358,803	3,617,306	25,548,394
Effect of changes in assumptions on future cash flows	(189,172)	(129,189)	(89,154)	(9,081)	(416,596)
Effect of actual variances from expected experience	(60,805)	(100,922)	(14,354)	(8,215)	(184,296)
Adjusted balance at July 1, 2025	9,579,558	8,512,639	3,255,295	3,600,010	24,947,502
Issuances(1)	174,414	127,326	27,324	6,475	335,539
Interest accrual(2)	128,559	119,076	44,398	53,827	345,860
Benefit payments(3)	(113,819)	(136,949)	(46,184)	(34,964)	(331,916)
Effect of changes in the foreign exchange rate	(10,333)	—	—	—	(10,333)
Ending balance at original discount rates	9,758,379	8,622,092	3,280,833	3,625,348	25,286,652
Effect of change from original to current discount rates	607,423	695,305	121,891	479,664	1,904,283
Balance at September 30, 2025	$10,365,802	$9,317,397	$3,402,724	$4,105,012	$27,190,935
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

        GL Q3 2025 FORM 10-Q

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

	Life
	Net liability for future policy benefits as of September 30, 2025
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$5,091,517	$3,251,152	$2,287,776	$3,211,822	$13,842,267
Effect of changes in discount rate assumptions	500,802	436,139	95,880	459,723	1,492,544
Other adjustments(1)	146	—	—	30	176
Net liability for future policy benefits, after other adjustments, at current discount rates	5,592,465	3,687,291	2,383,656	3,671,575	15,334,987
Reinsurance recoverable	(176)	—	(8,049)	(14)	(8,239)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,592,289	$3,687,291	$2,375,607	$3,671,561	$15,326,748
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three and nine month periods ended September 30, 2025 and 2024:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2024	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728
Beginning balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of changes in assumptions on future cash flows	9,892	(8,117)	(3,463)	12,207	4,449	14,968
Effect of actual variances from expected experience	(18,894)	(43,359)	(26,123)	(11,168)	(1,818)	(101,362)
Adjusted balance at January 1, 2024	3,616,801	1,731,697	318,984	202,908	112,511	5,982,901
Issuances(1)	287,072	200,220	43,367	34,121	12,325	577,105
Interest accrual(2)	128,533	55,733	12,450	7,135	4,221	208,072
Net premiums collected(3)	(220,380)	(141,735)	(39,223)	(18,171)	(8,338)	(427,847)
Effect of changes in the foreign exchange rate	—	—	—	(377)	—	(377)
Ending balance at original discount rates	3,812,026	1,845,915	335,578	225,616	120,719	6,339,854
Effect of change from original to current discount rates	130,218	(44,372)	11,529	8,173	7,153	112,701
Balance at September 30, 2024	$3,942,244	$1,801,543	$347,107	$233,789	$127,872	$6,452,555

Balance at January 1, 2025	$3,885,530	$1,734,875	$337,119	$223,247	$133,377	$6,314,148
Beginning balance at original discount rates	3,948,856	1,867,873	338,275	225,141	131,919	6,512,064
Effect of changes in assumptions on future cash flows	625,460	(72,130)	29	12,588	25,985	591,932
Effect of actual variances from expected experience	22,236	(40,873)	(20,200)	(13,357)	618	(51,576)
Adjusted balance at January 1, 2025	4,596,552	1,754,870	318,104	224,372	158,522	7,052,420
Issuances(1)	378,649	210,220	41,777	30,425	18,983	680,054
Interest accrual(2)	148,586	59,364	11,959	8,071	5,307	233,287
Net premiums collected(3)	(249,382)	(151,585)	(40,275)	(20,362)	(10,442)	(472,046)
Effect of changes in the foreign exchange rate	—	—	—	991	—	991
Ending balance at original discount rates	4,874,405	1,872,869	331,565	243,497	172,370	7,494,706
Effect of change from original to current discount rates	72,577	(66,388)	6,332	4,731	6,388	23,640
Balance at September 30, 2025	$4,946,982	$1,806,481	$337,897	$248,228	$178,758	$7,518,346
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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2024	$3,658,491	$1,690,797	$337,741	$205,889	$114,876	$6,007,794
Beginning balance at original discount rates	3,720,108	1,823,728	338,934	208,867	113,247	6,204,884
Effect of changes in assumptions on future cash flows	9,892	(8,117)	(3,463)	12,207	4,449	14,968
Effect of actual variances from expected experience	18,179	(12,068)	(4,959)	(4,110)	644	(2,314)
Adjusted balance at July 1, 2024	3,748,179	1,803,543	330,512	216,964	118,340	6,217,538
Issuances(1)	95,279	71,345	14,352	11,997	3,823	196,796
Interest accrual(2)	43,903	19,016	4,104	2,493	1,460	70,976
Net premiums collected(3)	(75,335)	(47,989)	(13,390)	(6,300)	(2,904)	(145,918)
Effect of changes in the foreign exchange rate	—	—	—	462	—	462
Ending balance at original discount rates	3,812,026	1,845,915	335,578	225,616	120,719	6,339,854
Effect of change from original to current discount rates	130,218	(44,372)	11,529	8,173	7,153	112,701
Balance at September 30, 2024	$3,942,244	$1,801,543	$347,107	$233,789	$127,872	$6,452,555

Balance at July 1, 2025	$4,112,123	$1,810,846	$331,851	$229,830	$143,068	$6,627,718
Beginning balance at original discount rates	4,106,142	1,915,617	329,179	229,169	139,486	6,719,593
Effect of changes in assumptions on future cash flows	625,460	(72,130)	29	12,588	25,985	591,932
Effect of actual variances from expected experience	25,322	(13,649)	(2,893)	(3,613)	917	6,084
Adjusted balance at July 1, 2025	4,756,924	1,829,838	326,315	238,144	166,388	7,317,609
Issuances(1)	149,755	74,742	14,888	9,774	7,549	256,708
Interest accrual(2)	53,507	19,669	3,907	2,766	1,904	81,753
Net premiums collected(3)	(85,781)	(51,380)	(13,545)	(6,904)	(3,471)	(161,081)
Effect of changes in the foreign exchange rate	—	—	—	(283)	—	(283)
Ending balance at original discount rates	4,874,405	1,872,869	331,565	243,497	172,370	7,494,706
Effect of change from original to current discount rates	72,577	(66,388)	6,332	4,731	6,388	23,640
Balance at September 30, 2025	$4,946,982	$1,806,481	$337,897	$248,228	$178,758	$7,518,346
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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2024	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002
Beginning balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of changes in assumptions on future cash flows	10,680	(5,054)	(2,775)	20,293	7,733	30,877
Effect of actual variances from expected experience	(15,162)	(48,407)	(26,421)	(12,611)	(1,509)	(104,110)
Adjusted balance at January 1, 2024	3,737,048	3,453,228	787,623	323,113	110,725	8,411,737
Issuances(1)	286,358	200,219	42,780	34,123	12,296	575,776
Interest accrual(2)	133,143	109,479	32,202	12,145	4,220	291,189
Benefit payments(3)	(248,769)	(103,070)	(69,649)	(19,574)	(9,655)	(450,717)
Effect of changes in the foreign exchange rate	—	—	—	(646)	—	(646)
Ending balance at original discount rates	3,907,780	3,659,856	792,956	349,161	117,586	8,827,339
Effect of change from original to current discount rates	131,531	(144,821)	52,819	24,383	6,871	70,783
Balance at September 30, 2024	$4,039,311	$3,515,035	$845,775	$373,544	$124,457	$8,898,122

Balance at January 1, 2025	$3,960,432	$3,336,546	$804,695	$355,303	$129,277	$8,586,253
Beginning balance at original discount rates	4,026,860	3,712,044	791,141	348,711	127,975	9,006,731
Effect of changes in assumptions on future cash flows	622,917	(79,615)	210	16,611	22,160	582,283
Effect of actual variances from expected experience	16,726	(46,994)	(19,140)	(16,697)	672	(65,433)
Adjusted balance at January 1, 2025	4,666,503	3,585,435	772,211	348,625	150,807	9,523,581
Issuances(1)	377,636	210,219	41,259	30,423	18,932	678,469
Interest accrual(2)	151,323	117,696	30,993	13,607	5,307	318,926
Benefit payments(3)	(284,450)	(121,671)	(73,919)	(17,710)	(12,216)	(509,966)
Effect of changes in the foreign exchange rate	—	—	—	1,822	—	1,822
Ending balance at original discount rates	4,911,012	3,791,679	770,544	376,767	162,830	10,012,832
Effect of change from original to current discount rates	66,338	(230,187)	32,570	16,990	5,871	(108,418)
Balance at September 30, 2025	$4,977,350	$3,561,492	$803,114	$393,757	$168,701	$9,904,414
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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2024	$3,758,487	$3,249,466	$815,778	$328,436	$108,617	$8,260,784
Beginning balance at original discount rates	3,823,510	3,605,315	799,316	322,706	107,143	8,657,990
Effect of changes in assumptions on future cash flows	10,680	(5,054)	(2,775)	20,293	7,733	30,877
Effect of actual variances from expected experience	21,522	(13,407)	(4,998)	(4,432)	817	(498)
Adjusted balance at July 1, 2024	3,855,712	3,586,854	791,543	338,567	115,693	8,688,369
Issuances(1)	95,126	71,345	14,177	11,997	3,811	196,456
Interest accrual(2)	45,365	37,299	10,653	4,189	1,460	98,966
Benefit payments(3)	(88,423)	(35,642)	(23,417)	(6,502)	(3,378)	(157,362)
Effect of changes in the foreign exchange rate	—	—	—	910	—	910
Ending balance at original discount rates	3,907,780	3,659,856	792,956	349,161	117,586	8,827,339
Effect of change from original to current discount rates	131,531	(144,821)	52,819	24,383	6,871	70,783
Balance at September 30, 2024	$4,039,311	$3,515,035	$845,775	$373,544	$124,457	$8,898,122

Balance at July 1, 2025	$4,154,306	$3,491,041	$795,244	$367,366	$137,532	$8,945,489
Beginning balance at original discount rates	4,153,056	3,815,188	772,935	357,412	134,276	9,232,867
Effect of changes in assumptions on future cash flows	622,917	(79,615)	210	16,611	22,160	582,283
Effect of actual variances from expected experience	23,354	(16,123)	(3,885)	(4,492)	796	(350)
Adjusted balance at July 1, 2025	4,799,327	3,719,450	769,260	369,531	157,232	9,814,800
Issuances(1)	149,526	74,742	14,728	9,773	7,540	256,309
Interest accrual(2)	54,254	39,426	10,197	4,656	1,904	110,437
Benefit payments(3)	(92,095)	(41,939)	(23,641)	(6,584)	(3,846)	(168,105)
Effect of changes in the foreign exchange rate	—	—	—	(609)	—	(609)
Ending balance at original discount rates	4,911,012	3,791,679	770,544	376,767	162,830	10,012,832
Effect of change from original to current discount rates	66,338	(230,187)	32,570	16,990	5,871	(108,418)
Balance at September 30, 2025	$4,977,350	$3,561,492	$803,114	$393,757	$168,701	$9,904,414
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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Net liability for future policy benefits as of September 30, 2024
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$95,754	$1,813,941	$457,378	$123,545	$(3,133)	$2,487,485
Effect of changes in discount rate assumptions	1,313	(100,449)	41,290	16,210	(282)	(41,918)
Other adjustments(1)	17,014	38	9,964	926	4,326	32,268
Net liability for future policy benefits, after other adjustments, at current discount rates	114,081	1,713,530	508,632	140,681	911	2,477,835
Reinsurance recoverable	(2,868)	(11,613)	(1,096)	—	—	(15,577)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$111,213	$1,701,917	$507,536	$140,681	$911	$2,462,258
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

	Health
	Net liability for future policy benefits as of September 30, 2025
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	36,607	1,918,810	438,979	133,270	(9,540)	2,518,126
Effect of changes in discount rate assumptions	(6,239)	(163,799)	26,238	12,259	(517)	(132,058)
Other adjustments(1)	53,954	44	12,362	848	10,753	77,961
Net liability for future policy benefits, after other adjustments, at current discount rates	84,322	1,755,055	477,579	146,377	696	2,464,029
Reinsurance recoverable	(2,288)	—	(711)	—	—	(2,999)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$82,034	$1,755,055	$476,868	$146,377	$696	$2,461,030
(1)Other adjustments include the effects of flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

Remeasurement Gain or Loss—In accordance with the accounting guidance, the Company reviews, and updates as necessary, its assumptions utilized in the calculation of the liability for future benefits annually in the third quarter and recalculates the net premium ratio. The revised net premium ratio is used to update the liability for future policy benefits as of the beginning of the current reporting period, and is compared to the liability using the prior cash flow assumptions. The difference is recorded as a component of the remeasurement gain or loss for the current period, along with the effect of the difference between actual and expected experience for the period. The total remeasurement gain or loss is within life and heath policyholder benefits included in the Condensed Consolidated Statements of Operations.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience and the amount due to assumption updates, for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Life Remeasurement Gain (Loss)—Experience:
American Income	$6,322	$4,771	$17,173	$12,619
Direct to Consumer	8,200	6,913	17,789	13,640
Liberty National	1,854	1,537	3,468	2,187
Other	2,173	508	5,389	2,533
Total Life Remeasurement Gain (Loss)—Experience	18,549	13,729	43,819	30,979

Life Remeasurement Gain (Loss)—Assumption Updates:
American Income	52,731	21,974	52,731	21,974
Direct to Consumer	39,480	21,744	39,480	21,744
Liberty National	35,068	12,224	35,068	12,224
Other	3,647	904	3,647	904
Total Life Remeasurement Gain (Loss)—Assumption Updates	130,926	56,846	130,926	56,846

Total Life Remeasurement Gain (Loss)	149,475	70,575	174,745	87,825

Health Remeasurement Gain (Loss)—Experience:
United American	1,073	(2,100)	(809)	(1,423)
Family Heritage	2,252	1,420	5,728	4,972
Liberty National	1,171	874	1,533	2,015
American Income	962	729	3,300	1,769
Direct to Consumer	25	28	53	74
Total Health Remeasurement Gain (Loss)—Experience	5,483	951	9,805	7,407

Health Remeasurement Gain (Loss)—Assumption Updates:
United American	279	1,205	279	1,205
Family Heritage	7,492	(3,063)	7,492	(3,063)
Liberty National	(339)	(234)	(339)	(234)
American Income	(4,094)	(8,036)	(4,094)	(8,036)
Direct to Consumer	19	(373)	19	(373)
Health Remeasurement Gain (Loss)—Assumption Updates	3,357	(10,501)	3,357	(10,501)

Total Health Remeasurement Gain (Loss)	$8,840	$(9,550)	$13,162	$(3,094)
The Company performed its annual review of assumptions during the third quarter. The assumption review process of the life and health segments resulted in a $134.3 million net remeasurement gain ($130.9 million and $3.4 million gains related to life and health, respectively) before tax as compared to a $46.3 million net remeasurement gain ($56.8 million gain and $10.5 million loss related to life and health, respectively) before tax in the year-ago quarter. This review process resulted in favorable changes to its mortality and lapse assumptions on life and health. Life assumption changes reflect continued favorable mortality experience along with slightly higher lapse rates which resulted in lower life policy obligations compared to our previous assumptions anticipated. Health assumption changes reflect slightly higher lapse rates and benefit enhancements implemented last year.

Excluding the impact of assumption changes, the Company's results for actual variances from expected experience for both life and health produced a $24.0 million net remeasurement gain ($18.5 million and $5.5 million gains related to life and health, respectively) before tax and a $14.7 million net remeasurement gain ($13.7 million and $1.0 million gains related to life and health, respectively) before tax for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company's results for actual variances from expected experience for both life and health produced a $53.6 million net remeasurement gain before tax and a $38.4 million net remeasurement gain before tax, respectively.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table reconciles the liability for future policy benefits to the Condensed Consolidated Balance Sheets as of September 30, 2025 and 2024:

	At Original Discount Rates		At Current Discount Rates
	As of September 30,		As of September 30,
	2025	2024	2025	2024
Life(1):
American Income	$5,091,655	$4,781,464	$5,592,465	$5,667,941
Direct to Consumer	3,251,154	3,106,582	3,687,291	3,767,409
Liberty National	2,287,776	2,277,415	2,383,656	2,498,275
Other	3,211,850	3,128,419	3,671,575	3,810,659
Net liability for future policy benefits—long duration life	13,842,435	13,293,880	15,334,987	15,744,284
Health(1):
United American	84,212	110,384	84,322	114,081
Family Heritage	1,918,844	1,813,971	1,755,055	1,713,530
Liberty National	450,490	466,474	477,579	508,632
American Income	134,125	124,534	146,377	140,681
Direct to Consumer	669	877	696	911
Net liability for future policy benefits—long duration health	2,588,340	2,516,240	2,464,029	2,477,835
Deferred profit liability	184,563	177,108	184,563	177,108
Deferred annuity	595,506	680,849	595,506	680,849
Interest sensitive life	714,012	725,857	714,012	725,857
Other	8,870	8,983	8,868	8,980
Total future policy benefits	$17,933,726	$17,402,917	$19,301,965	$19,814,913
(1)Balances are presented net of the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of September 30, 2025 and 2024:

	As of September 30,
	2025		2024
	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.3%	5.7%	5.0%
Direct to Consumer	6.0%	5.3%	6.0%	5.0%
Liberty National	5.6%	5.3%	5.6%	5.0%
Other	6.2%	5.4%	6.2%	5.0%

Health
United American	5.1%	5.1%	5.1%	4.8%
Family Heritage	4.2%	5.2%	4.2%	4.9%
Liberty National	5.8%	5.1%	5.8%	4.8%
American Income	5.8%	5.1%	5.8%	4.8%
Direct to Consumer	5.1%	5.1%	5.1%	4.8%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of September 30, 2025 and 2024:

	As of September 30,
	2025		2024
	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.42	22.32	22.81	23.03
Direct to Consumer	18.83	19.74	19.42	20.81
Liberty National	15.29	15.27	15.31	15.80
Other	15.65	16.46	16.07	17.48

Health
United American	12.44	11.27	11.73	10.93
Family Heritage	16.27	15.04	15.34	14.60
Liberty National	9.48	9.39	9.26	9.48
American Income	13.26	13.29	12.50	12.89
Direct to Consumer	12.44	11.27	11.73	10.93

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2025 and 2024:

	Life
	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
American Income	$1,333,578	$215,850	$1,264,474	$202,486
Direct to Consumer	728,565	142,531	734,860	135,249
Liberty National	288,920	93,372	273,746	91,890
Other	150,017	143,689	152,065	138,724
Total	$2,501,080	$595,442	$2,425,145	$568,349

	Life
	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
American Income	$450,840	$72,734	$427,543	$68,558
Direct to Consumer	242,123	48,005	243,625	45,708
Liberty National	97,289	31,148	92,636	30,737
Other	49,909	48,356	50,413	46,573
Total	$840,161	$200,243	$814,217	$191,576

	Health
	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
United American	$364,762	$2,567	$325,415	$4,449
Family Heritage	346,850	58,331	317,065	53,357
Liberty National	142,340	18,954	142,051	19,679
American Income	89,394	5,536	88,017	5,010
Direct to Consumer	12,671	—	11,196	—
Total	$956,017	$85,388	$883,744	$82,495

	Health
	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
United American	$125,340	$700	$110,565	$1,408
Family Heritage	118,640	19,757	107,819	18,150
Liberty National	47,119	6,264	47,099	6,524
American Income	29,851	1,890	29,628	1,696
Direct to Consumer	4,321	—	3,806	—
Total	$325,271	$28,611	$298,917	$27,778
Gross premiums are included within life and health premium on the Condensed Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts as of September 30, 2025 and 2024:

	Life
	As of September 30, 2025			As of September 30, 2024
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$26,374,505	$14,878,294	$15,314,060	$25,300,910	$14,305,914	$15,028,140
PV of expected future net premiums	8,272,473	4,666,862	4,773,483	8,185,825	4,632,427	4,836,994
PV of expected future policy benefits	32,774,486	9,758,379	10,365,802	31,554,905	9,413,743	10,504,785

DTC
PV of expected future gross premiums	$17,362,014	$9,081,677	$9,507,072	$17,506,090	$9,144,676	$9,825,694
PV of expected future net premiums	10,211,558	5,370,940	5,630,106	10,614,237	5,572,725	5,994,613
PV of expected future policy benefits	25,655,289	8,622,092	9,317,397	25,907,169	8,679,305	9,762,022

Liberty National
PV of expected future gross premiums	$4,948,417	$2,880,523	$2,914,411	$4,797,146	$2,792,129	$2,886,943
PV of expected future net premiums	1,753,665	993,057	1,019,068	1,855,536	1,049,598	1,104,096
PV of expected future policy benefits	8,975,235	3,280,833	3,402,724	9,028,196	3,327,013	3,602,371

Other
PV of expected future gross premiums	$3,508,043	$1,799,893	$1,942,685	$3,657,885	$1,857,769	$2,063,274
PV of expected future net premiums	847,850	413,526	433,467	894,843	435,054	470,567
PV of expected future policy benefits	12,306,339	3,625,348	4,105,012	12,471,336	3,563,438	4,281,189

Total
PV of expected future gross premiums	$52,192,979	$28,640,387	$29,678,228	$51,262,031	$28,100,488	$29,804,051
PV of expected future net premiums	21,085,546	11,444,385	11,856,124	21,550,441	11,689,804	12,406,270
PV of expected future policy benefits	79,711,349	25,286,652	27,190,935	78,961,606	24,983,499	28,150,367

As of September 30, 2025, for the life segment using current discount rates, the Company anticipates $29.7 billion of expected future gross premiums and $11.9 billion of expected future net premiums. As of September 30, 2024, using current discount rates, the Company anticipated $29.8 billion of expected future gross premiums and $12.4 billion in expected future net premiums. The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $17.8 billion and $17.4 billion, as of September 30, 2025 and 2024, respectively, and rather only includes the expected future net premiums.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of September 30, 2025			As of September 30, 2024
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$11,818,419	$7,092,508	$7,196,611	$9,068,701	$5,556,347	$5,742,668
PV of expected future net premiums	8,133,104	4,874,405	4,946,982	6,229,763	3,812,026	3,942,244
PV of expected future policy benefits	8,216,151	4,911,012	4,977,350	6,390,307	3,907,780	4,039,311

Family Heritage
PV of expected future gross premiums	$7,399,117	$4,325,529	$4,188,178	$7,107,124	$4,155,037	$4,074,915
PV of expected future net premiums	3,189,479	1,872,869	1,806,481	3,139,624	1,845,915	1,801,543
PV of expected future policy benefits	7,398,497	3,791,679	3,561,492	7,043,880	3,659,856	3,515,035

Liberty National
PV of expected future gross premiums	$2,007,219	$1,278,863	$1,326,836	$2,037,319	$1,297,318	$1,370,521
PV of expected future net premiums	491,892	331,565	337,897	495,616	335,578	347,107
PV of expected future policy benefits	1,350,299	770,544	803,114	1,375,759	792,956	845,775

American Income
PV of expected future gross premiums	$1,994,296	$1,055,588	$1,104,323	$1,781,677	$999,161	$1,063,740
PV of expected future net premiums	458,318	243,497	248,228	400,683	225,616	233,789
PV of expected future policy benefits	813,952	376,767	393,757	710,352	349,161	373,544

Direct to Consumer
PV of expected future gross premiums	$365,728	$216,063	$224,492	$232,805	$147,193	$156,142
PV of expected future net premiums	293,021	172,370	178,758	191,566	120,719	127,872
PV of expected future policy benefits	268,352	162,830	168,701	187,260	117,586	124,457

Total
PV of expected future gross premiums	$23,584,779	$13,968,551	$14,040,440	$20,227,626	$12,155,056	$12,407,986
PV of expected future net premiums	12,565,814	7,494,706	7,518,346	10,457,252	6,339,854	6,452,555
PV of expected future policy benefits	18,047,251	10,012,832	9,904,414	15,707,558	8,827,339	8,898,122

As of September 30, 2025, for the health segment using current discount rates, the Company anticipates $14.0 billion of expected future gross premiums and $7.5 billion of expected future net premiums. As of September 30, 2024, using current discount rates, the Company anticipated $12.4 billion of expected future gross premiums and $6.5 billion in expected future net premiums. The determination of the liability for future policy benefits on the balance sheet does not include the difference between the expected future gross premiums and the expected future net premiums of $6.5 billion and $5.9 billion as of September 30, 2025 and 2024, respectively, and rather only includes the expected future net premiums.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table summarizes the balances of, and changes in, policyholders’ account balances as of September 30, 2025 and 2024:

	Policyholders' Account Balances
	2025			2024
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at January 1,	$723,389	$656,573	$468,604	$732,948	$773,039	$236,958
Issuances	—	535	—	—	495	—
Premiums and deposits received	15,179	9,629	180,189	16,187	8,857	239,114
Policy charges	(8,833)	—	—	(9,253)	—	—
Surrenders and withdrawals	(17,803)	(50,347)	(129,685)	(17,326)	(84,893)	(10,615)
Benefit payments	(24,292)	(35,642)	—	(23,357)	(34,159)	—
Interest credited	20,582	15,653	16,736	20,890	17,990	15,210
Other	5,790	(895)	(13,711)	5,768	(480)	(11,379)
Balance at September 30,	$714,012	$595,506	$522,133	$725,857	$680,849	$469,288
(1) At September 30, 2025, $411 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

	Policyholders' Account Balances
	2025			2024
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at July 1,	$717,140	$615,897	$492,146	$728,097	$706,022	$400,625
Issuances	—	188	—	—	137	—
Premiums and deposits received	4,779	2,676	31,669	5,077	2,448	70,644
Policy charges	(2,955)	—	—	(3,081)	—	—
Surrenders and withdrawals	(5,729)	(18,282)	(2,777)	(5,850)	(22,331)	(3,264)
Benefit payments	(7,960)	(9,716)	—	(6,617)	(10,022)	—
Interest credited	6,824	5,092	5,833	6,922	5,777	6,106
Other	1,913	(349)	(4,738)	1,309	(1,182)	(4,823)
Balance at September 30,	$714,012	$595,506	$522,133	$725,857	$680,849	$469,288

Weighted-average credit rate	3.87%	3.41%	4.68%	3.86%	3.37%	5.73%
Net amount at risk	$1,584,392	N/A	N/A	$1,687,182	N/A	N/A
Cash surrender value	$668,706	$595,506	$522,133	$678,556	$680,849	$469,288
(1) At September 30, 2025, $411 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policyholders and the respective guaranteed minimums as of September 30, 2025 and 2024:

	At September 30, 2025
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$2,181	$428,558
3.00%-3.99%	29,433	419,069	3,100
4.00%-4.99%	595,212	174,256	55,168
Greater than 5.00%	89,367	—	35,307
Total	714,012	595,506	522,133
1-50 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
51-150 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$714,012	$595,506	$522,133
(1) At September 30, 2025, $411 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

        GL Q3 2025 FORM 10-Q

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
1-50 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	1,678
Greater than 5.00%	—	—	—
Total	—	—	1,678
51-150 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	47,746
Greater than 5.00%	—	—	—
Total	—	—	47,746
Grand Total	$725,857	$680,849	$469,288

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three and nine month periods ended September 30, 2025 and 2024:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2024	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775
Capitalizations	391,707	112,198	88,355	9,304	601,564
Amortization expense	(133,410)	(75,898)	(42,041)	(12,404)	(263,753)
Foreign exchange adjustment	(1,857)	—	—	—	(1,857)
Balance at September 30, 2024	$2,829,810	$1,773,417	$712,733	$291,769	$5,607,729

Balance at January 1, 2025	$2,900,229	$1,781,230	$728,790	$290,506	$5,700,755
Capitalizations	405,232	108,408	90,524	9,319	613,483
Amortization expense	(152,732)	(77,604)	(46,071)	(9,010)	(285,417)
Foreign exchange adjustment	6,735	—	—	—	6,735
Balance at September 30, 2025	$3,159,464	$1,812,034	$773,243	$290,815	$6,035,556

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at July 1, 2024	$2,740,138	$1,765,673	$696,905	$292,877	$5,495,593
Capitalizations	131,851	33,222	30,255	3,024	198,352
Amortization expense	(46,033)	(25,478)	(14,427)	(4,132)	(90,070)
Foreign exchange adjustment	3,854	—	—	—	3,854
Balance at September 30, 2024	$2,829,810	$1,773,417	$712,733	$291,769	$5,607,729

Balance at July 1, 2025	$3,078,370	$1,803,138	$757,696	$291,844	$5,931,048
Capitalizations	136,757	35,007	31,266	3,147	206,177
Amortization expense	(52,577)	(26,111)	(15,719)	(4,176)	(98,583)
Foreign exchange adjustment	(3,086)	—	—	—	(3,086)
Balance at September 30, 2025	$3,159,464	$1,812,034	$773,243	$290,815	$6,035,556

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2024	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735
Capitalizations	2,069	52,055	18,033	11,097	2	83,256
Amortization expense	(4,197)	(22,038)	(11,003)	(3,426)	(110)	(40,774)
Foreign exchange adjustment	—	—	—	(55)	—	(55)
Balance at September 30, 2024	$71,361	$482,860	$146,971	$74,399	$1,571	$777,162

Balance at January 1, 2025	$70,530	$496,119	$148,920	$76,319	$1,533	$793,421
Capitalizations	2,230	58,565	15,474	10,968	1	87,238
Amortization expense	(4,144)	(24,581)	(11,764)	(3,902)	(106)	(44,497)
Foreign exchange adjustment	—	—	—	287	—	287
Balance at September 30, 2025	$68,616	$530,103	$152,630	$83,672	$1,428	$836,449

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at July 1, 2024	$71,975	$472,254	$145,097	$71,589	$1,608	$762,523
Capitalizations	780	18,123	5,589	3,817	—	28,309
Amortization expense	(1,394)	(7,517)	(3,715)	(1,189)	(37)	(13,852)
Foreign exchange adjustment	—	—	—	182	—	182
Balance at September 30, 2024	$71,361	$482,860	$146,971	$74,399	$1,571	$777,162

Balance at July 1, 2025	$69,073	$518,183	$152,822	$81,545	$1,459	$823,082
Capitalizations	878	20,461	3,753	3,565	1	28,658
Amortization expense	(1,335)	(8,541)	(3,945)	(1,284)	(32)	(15,137)
Foreign exchange adjustment	—	—	—	(154)	—	(154)
Balance at September 30, 2025	$68,616	$530,103	$152,630	$83,672	$1,428	$836,449

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
The following table presents a reconciliation of deferred policy acquisition costs to the Condensed Consolidated Balance Sheets as of September 30, 2025 and 2024:

	September 30,
	2025	2024
Life
American Income	$3,159,464	$2,829,810
Direct to Consumer	1,812,034	1,773,417
Liberty National	773,243	712,733
Other	290,815	291,769
Total DAC—Life	6,035,556	5,607,729

Health
United American	68,616	71,361
Family Heritage	530,103	482,860
Liberty National	152,630	146,971
American Income	83,672	74,399
Direct to Consumer	1,428	1,571
Total DAC—Health	836,449	777,162

Annuity	337	1,791
Total	$6,872,342	$6,386,682

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	September 30, 2025	December 31, 2024
Balance at beginning of period	$210,994	$194,809
Less reinsurance recoverables	(1,521)	(2,157)
Net balance at beginning of period	209,473	192,652
Incurred related to:
Current year	635,042	767,076
Prior years	896	(10,460)
Total incurred	635,938	756,616
Paid related to:
Current year	456,164	587,473
Prior years	166,937	152,322
Total paid	623,101	739,795
Net balance at end of period	222,310	209,473
Plus reinsurance recoverables	1,332	1,521
Balance at end of period	$223,642	$210,994

Below is the reconciliation of the liability of "Policy claims and other benefits payable" in the Condensed Consolidated Balance Sheets.

	September 30, 2025	December 31, 2024
Policy claims and other benefits payable:
Life insurance	$306,269	$321,838
Health insurance	223,642	210,994
Total	$529,911	$532,832

        GL Q3 2025 FORM 10-Q

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

Pension Assets: The following table presents the assets of the Company's Pension Plans at September 30, 2025 and December 31, 2024.

Pension Assets by Component at September 30, 2025

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$54,705	$—	$—	$54,705	8
Equity exchange traded fund(1)	345,494	—	—	345,494	51
U.S. Government and Agency	—	185,818	—	185,818	27
Other bonds	—	3	—	3	—
Guaranteed annuity contract(2)	—	46,245	—	46,245	7
Short-term investments	3,322	—	—	3,322	1
Other	341	—	—	341	—
	$403,862	$232,066	$—	635,928	94
Other long-term investments(3)				41,869	6
Total pension assets				$677,797	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of September 30, 2025, the Globe Life Inc. Pension Plan owned less than 1% of two long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

        GL Q3 2025 FORM 10-Q

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

SERP: The following tables include premiums paid for COLI at September 30, 2025 and 2024 and investments of the Rabbi Trust at September 30, 2025 and December 31, 2024.

	Nine Months Ended September 30,
	2025	2024
Premiums paid for insurance coverage	$—	$443

	September 30, 2025	December 31, 2024
Total investments:
COLI	$58,505	$57,210
Exchange traded funds	107,804	98,314
	$166,309	$155,524

Pension Plans and SERP Liabilities: The following table presents liabilities for the defined benefit pension plans and SERP at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Pension Plans	$609,230	$561,615
SERP	74,167	73,441
Benefit obligation	$683,397	$635,056

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Net Periodic Benefit Cost: The following table presents the net periodic benefit costs for the defined benefit pension plans and SERP by expense components for the three and nine month periods ended September 30, 2025 and 2024.

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost—benefits earned during the period	$6,245	$6,224	$18,730	$18,673
Interest cost on projected benefit obligation	9,024	8,287	27,073	24,862
Expected return on assets	(11,563)	(10,645)	(34,689)	(31,938)
Amortization:
Prior service cost	292	265	876	803
Actuarial (gain) loss	—	6	—	18
Net periodic benefit cost	$3,998	$4,137	$11,990	$12,418

Note 10—Earnings Per Share

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	80,692,558	87,874,488	82,019,029	91,048,853
Weighted average dilutive options outstanding	1,322,888	212,553	1,078,133	273,666
Diluted weighted average shares outstanding	82,015,446	88,087,041	83,097,162	91,322,519

Antidilutive shares	—	4,234,326	783,124	3,090,848

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out-of-the-money employee and Director stock options.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
Note 11—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of
				September 30, 2025				December 31, 2024
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
								$—
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(2,439)	$547,561	$554,846	$546,999
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(2,514)	397,486	359,436	397,132
Senior notes(1)	05/19/2022	06/15/2032	4.800%	250,000	(3,413)	246,587	251,192	246,272
Senior notes	08/23/2024	09/15/2034	5.850%	450,000	(4,883)	445,117	472,325	444,814
Junior subordinated debentures
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,543)	123,457	100,389	123,443
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,549)	317,451	215,800	317,387
Term loan(2)	05/11/2023	08/15/2027	5.670%	250,000	(1,300)	248,700	248,700	248,204
Subtotal				2,350,000	(23,641)	2,326,359	2,202,688	2,324,251
Unamortized issuance costs(3)				—	(6,346)	(6,346)	(6,346)	—
Total long-term debt				2,350,000	(29,987)	2,320,013	2,196,342	2,324,251

Current maturity of long-term debt
Term loan(2)				—	—	—	—	—
FHLB borrowings				65,000	—	65,000	65,000	—
Commercial paper				331,000	(1,651)	329,349	329,349	415,401
Total short-term debt				396,000	(1,651)	394,349	394,349	415,401

Total debt				$2,746,000	$(31,638)	$2,714,362	$2,590,691	$2,739,652
(1)An additional $150 million par value and book value is held by insurance subsidiaries that eliminates in consolidation.
(2)Interest calculated quarterly using Secured Overnight Financing Rate (SOFR) plus 135 basis points.
(3)Unamortized issuance costs for P-CAPS facility agreement.

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

        GL Q3 2025 FORM 10-Q

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

As of September 30, 2025, the Company was in full compliance with these covenants.

Pre-capitalized Trust Securities: On July 1, 2025, the Company entered into a 30-year Facility Agreement with a Delaware trust (the "Trust") following the completion of a private placement of Trust securities for $500 million of Pre-Capitalized Trust Securities (the "P-CAPS"), conducted pursuant to Rule 144A under the Securities Act. The Trust invested the proceeds from this offering in a portfolio of U.S. Treasury principal and interest strips ("Treasury securities"). P-CAPS provide the Company with a source of liquidity, the proceeds of which, if drawn, would be used for general corporate purposes.

Under the Facility Agreement, the Company has the right, on one or more occasions, to issue and sell up to $500 million of its 6.580% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, the Company pays the Trust a semi-annual facility fee at a rate of 1.789% per annum on the unexercised portion of the facility. These fees are recorded in Interest Expense in the Condensed Consolidated Statements of Operations. The Company also reimburses the Trust for its administrative expenses. As of September 30, 2025, the Company had no senior note issuances under the Facility Agreement.

Commercial paper: The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper

	As of
	September 30, 2025	December 31, 2024	September 30, 2024
Balance of commercial paper at end of period (par value)	$331,000	$419,000	$426,908
Annualized interest rate	4.60%	5.22%	5.56%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	554,000	466,000	458,092

Credit Facility—Commercial Paper Activity

	Nine Months Ended September 30,
	2025	2024
Average balance of commercial paper outstanding during period (par value)	$430,732	$375,851
Daily-weighted average interest rate (annualized)	4.90%	5.80%
Maximum daily amount outstanding during period (par value)	$605,500	$633,425
Commercial paper issued during period (par value)	1,678,250	1,482,556
Commercial paper matured during period (par value)	(1,766,250)	(1,374,648)
Net commercial paper issued (matured) during period (par value)	(88,000)	107,908

        GL Q3 2025 FORM 10-Q

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

Globe Life owned $33.7 million in FHLB common stock as of September 30, 2025 and $34.5 million as of December 31, 2024. The FHLB stock is restricted from redemption or repurchases for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" in the Condensed Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life. As of September 30, 2025, Globe Life's insurance subsidiaries' maximum borrowing capacity under the FHLB facility was approximately $648 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.3 billion. As of September 30, 2025, $427 million in funding agreements were outstanding with the FHLB, compared to $372 million as of December 31, 2024. This amount is included in "Other policyholders' funds" in the Condensed Consolidated Balance Sheets. The Company had $65 million and $17 million in short-term borrowings from the FHLB as of September 30, 2025 and 2024, respectively.

        GL Q3 2025 FORM 10-Q

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

The following tables present segment premium revenue by each of Globe Life's distribution channels.

	Premium Income by Distribution Channel

	Three Months Ended September 30, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$451,214	53	$31,693	8	$482,907	39
Direct to Consumer	244,828	29	19,186	5	264,014	21
Liberty National	98,190	12	47,270	12	145,460	12
United American	1,542	—	169,735	44	171,277	14
Family Heritage	1,896	—	118,640	31	120,536	10
Other	46,813	6	—	—	46,813	4
Total	$844,483	100	$386,524	100	$1,231,007	100

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Premium Income by Distribution Channel

	Three Months Ended September 30, 2024
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$427,839	52	$31,277	9	$459,116	39
Direct to Consumer	246,425	30	18,072	5	264,497	23
Liberty National	93,625	12	47,277	13	140,902	12
United American	1,608	—	149,510	42	151,118	13
Family Heritage	1,684	—	107,819	31	109,503	9
Other	47,457	6	—	—	47,457	4
Total	$818,638	100	$353,955	100	$1,172,593	100

	Nine Months Ended September 30, 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,334,591	53	$93,806	8	$1,428,397	39
Direct to Consumer	736,651	29	57,374	5	794,025	22
Liberty National	291,635	12	142,823	13	434,458	12
United American	4,704	—	493,561	43	498,265	14
Family Heritage	5,418	—	346,850	31	352,268	9
Other	140,891	6	—	—	140,891	4
Total	$2,513,890	100	$1,134,414	100	$3,648,304	100

	Nine Months Ended September 30, 2024
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,265,417	52	$92,495	9	$1,357,912	39
Direct to Consumer	743,304	31	54,070	5	797,374	23
Liberty National	276,599	11	142,612	14	419,211	12
United American	5,009	—	440,375	42	445,384	13
Family Heritage	4,945	—	317,065	30	322,010	9
Other	143,111	6	—	—	143,111	4
Total	$2,438,385	100	$1,046,617	100	$3,485,002	100

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

        GL Q3 2025 FORM 10-Q

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

        GL Q3 2025 FORM 10-Q

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

	Three Months Ended September 30, 2025
	Life	Health	Investment	Consolidated
Revenue:
Premium	$844,483	$386,524	$—	$1,231,007
Net investment income	—	—	286,013	286,013
Segment revenue	844,483	386,524	286,013	1,517,020
Realized gains (losses)				(4,987)
Other income				955
Total consolidated revenue				$1,512,988

Expenses:
Policy obligations(1)	381,511	227,940	5,787	615,238
Required interest on reserves	(212,454)	(28,517)	243,343	2,372
Amortization of acquisition costs	98,583	15,137	—	113,720
Commissions	42,924	42,699	—	85,623
Premium taxes	16,928	7,281	—	24,209
Non-deferred acquisition costs	35,383	13,610	—	48,993
Segment profit or (loss)	$481,608	$108,374	$36,883	626,865

Insurance administrative expenses:
Salaries				34,265
Other employee costs				10,056
Information technology costs				21,795
Legal costs				4,854
Other administrative costs				18,797
Parent expense				4,105
Stock-based compensation expense				14,603
Interest expense				36,134
Legal proceedings				2,589
Other expenses				498
Annuity				(1,965)
Total expenses				1,035,886

Income before income taxes per Condensed Consolidated Statements of Operations				$477,102
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2024
	Life	Health	Investment	Consolidated
Revenue:
Premium	$818,638	$353,955	$—	$1,172,593
Net investment income	—	—	284,964	284,964
Segment revenue	818,638	353,955	284,964	1,457,557
Realized gains (losses)				(2,192)
Other income				42
Total consolidated revenue				1,455,407

Expenses:
Policy obligations(1)	454,502	221,926	6,040	682,468
Required interest on reserves	(203,875)	(27,717)	239,421	7,829
Amortization of acquisition costs	90,070	13,852	—	103,922
Commissions	40,092	36,963	—	77,055
Premium taxes	16,968	9,131	—	26,099
Non-deferred acquisition costs	33,698	12,837	—	46,535
Segment profit or (loss)	$387,183	$86,963	$39,503	513,649

Insurance administrative expenses:
Salaries				33,377
Other employee costs				10,455
Information technology costs				20,155
Legal costs				7,609
Other administrative costs				16,869
Parent expense				3,210
Stock-based compensation expense				9,233
Interest expense				31,388
Legal proceedings				3,329
Other expenses				637
Annuity				(1,721)
Total expenses				1,078,449

Income before income taxes per Condensed Consolidated Statements of Operations				$376,958
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2025
	Life	Health	Investment	Consolidated
Revenue:
Premium	$2,513,890	$1,134,414	$—	$3,648,304
Net investment income	—	—	848,796	848,796
Segment revenue	2,513,890	1,134,414	848,796	4,497,100
Realized gains (losses)				(23,476)
Other income				1,073
Total consolidated revenue				$4,474,697

Expenses:
Policy obligations(1)	1,410,622	691,793	16,591	2,119,006
Required interest on reserves	(632,150)	(85,194)	724,624	7,280
Amortization of acquisition costs	285,417	44,497	—	329,914
Commissions	130,848	127,551	—	258,399
Premium taxes	51,621	22,423	—	74,044
Non-deferred acquisition costs	108,586	42,192	—	150,778
Segment profit or (loss)	$1,158,946	$291,152	$107,581	1,557,679

Insurance administrative expenses:
Salaries				102,630
Other employee costs				29,764
Information technology costs				62,286
Legal costs				16,930
Other administrative costs				51,753
Parent expense				10,710
Stock-based compensation expense				40,665
Interest expense				106,011
Legal proceedings				13,365
Other expenses				498
Annuity				(5,818)
Total expenses				3,368,215

Income before income taxes per Condensed Consolidated Statement of Operations				$1,106,482
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2024
	Life	Health	Investment	Consolidated
Revenue:
Premium	$2,438,385	$1,046,617	$—	$3,485,002
Net investment income	—	—	853,178	853,178
Segment revenue	2,438,385	1,046,617	853,178	4,338,180
Realized gains (losses)				(26,580)
Other income				192
Total consolidated revenue				$4,311,792

Expenses:
Policy obligations(1)	1,493,165	629,676	15,044	$2,137,885
Required interest on reserves	(605,397)	(82,300)	712,055	24,358
Amortization of acquisition costs	263,753	40,774	—	304,527
Commissions	118,480	117,773	—	236,253
Premium taxes	51,254	21,221	—	72,475
Non-deferred acquisition costs	100,613	38,252	—	138,865
Segment profit or (loss)	$1,016,517	$281,221	$126,079	1,423,817

Insurance administrative expenses:
Salaries				95,406
Other employee costs				28,531
Information technology costs				59,023
Legal costs				19,771
Other administrative costs				48,341
Parent expense				9,166
Stock-based compensation expense				28,590
Interest expense				91,413
Legal proceedings				5,764
Other expenses				2,604
Annuity				(5,384)
Total expenses				3,297,588

Income before income taxes per Condensed Consolidated Statement of Operations				$1,014,204
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

        GL Q3 2025 FORM 10-Q

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

Assets by Segment

	September 30, 2025
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$20,629,430	$20,629,430
Accrued investment income	—	—	284,888	284,888
Deferred acquisition costs	6,035,556	836,449	—	6,872,005
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,345,165	$1,017,286	$20,914,318	28,276,769

Annuity and other corporate				2,250,847
Total assets				$30,527,616

	December 31, 2024
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$19,736,888	$19,736,888
Accrued investment income	—	—	269,791	269,791
Deferred acquisition costs	5,700,755	793,421	—	6,494,176
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,010,364	$974,258	$20,006,679	26,991,301

Annuity and other corporate				2,084,880
Total assets				$29,076,181

        GL Q3 2025 FORM 10-Q

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
1.Economic and other conditions, including the impact of inflation, immigration, geopolitical events, escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, a prolonged government shutdown, and other governmental actions which affect the U.S. economy and/or U.S. consumer confidence, leading to unexpected changes in lapse rates and/or sales of our policies, as well as levels of mortality, morbidity, and/or utilization of health care services that differ from Globe Life's assumptions;
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
13.The Company's ability to attract and retain agents;
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

        GL Q3 2025 FORM 10-Q

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

Results of Operations

How Globe Life Views Its Operations. Globe Life Inc. is the holding company for a group of insurance companies that market through exclusive, direct-to-consumer and independent distribution channels primarily individual life and supplemental health insurance to lower middle to middle-income households throughout the United States. We view our operations by segments, which are the insurance product lines of life and supplemental health, and the investment segment that supports the product lines.

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

Net investment income (Required interest on policy liabilities) Excess investment income

        GL Q3 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Globe Life serves the lower-middle to middle-income market. We believe this market is underserved, has significant growth potential, and provides us with a distinct competitive advantage. This advantage is protected due not only to our ability to efficiently reach this market through both exclusive and direct to consumer distribution channels, but also due to the amount of data and experience we possess, as we have been in this same market for over 60 years with essentially the same products. The basic protection life and health insurance products we offer are specifically designed to help provide financial security to consumers in this market.

Current Highlights.
•Net income as a return on equity (ROE) for the nine months ended September 30, 2025 was 21.9% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 16.6%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 3% for the period from $2.4 billion in 2024 to $2.5 billion in 2025. Health premium increased 8% to $1.1 billion over the prior-year period of $1.0 billion.
•Total net sales increased 6% over the same period in the prior year from $622 million in 2024 to $661 million in 2025. The average producing agent count across all of the exclusive agencies increased 4% over the prior year.
•Book value per share increased 27% over the same period in the prior year from $54.65 to $69.52. Book value per share, excluding accumulated other comprehensive income(1), increased 12% over the prior year from $83.92 in 2024 to $93.63 in 2025.
•For the nine months ended September 30, 2025, the Company repurchased 4.2 million shares of Globe Life Inc. common stock at a total cost of $515 million for an average share price of $123.97.

The following graphs represent net income and net operating income for the nine month periods ended September 30, 2025 and 2024.

Net Income
(Dollar amounts in thousands)
$1,000,000
$900,000
$800,000
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$815,566
$895,155
2024
2025

Net Operating Income
(Dollar amounts in thousands)
$1,000,000
$900,000
$800,000
$700,000
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$0
$843,175
$924,652
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
Net operating income as an ROE, excluding accumulated other comprehensive income ("AOCI"), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(2.0) billion and $(2.5) billion for the nine months ended September 30, 2025 and 2024, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(24.11) and $(29.27) for the nine months ended September 30, 2025 and 2024, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

        GL Q3 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations.
•Net income totaled $895 million during the nine months ended September 30, 2025, compared with $816 million in the same period in 2024.
•On a diluted per common share basis, net income per common share for the nine months ended September 30, 2025 increased 21% from $8.93 to $10.77.
•Net operating income was $925 million for the nine months ended September 30, 2025, compared with $843 million for the same period in 2024.
•On a diluted per common share basis, net operating income per common share for the nine months ended September 30, 2025 increased from $9.23 to $11.13, a 21% increase.

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

During the third quarter of 2025, the Company performed its annual assumptions review and updated both its life and health assumptions of lapses, mortality, and morbidity resulting in a $134.3 million net remeasurement gain as compared to a $46.3 million net remeasurement gain in the year-ago quarter. Excluding the impact of assumption changes, the Company's results for actual variances from expected experience for both life and health produced a $24.0 million net remeasurement gain and a $14.7 million net remeasurement gain for the three months ended September 30, 2025 and 2024, respectively. During nine months ended September 30, 2025 and 2024, the Company's results for actual variances from expected experience for both life and health produced a $53.6 million net remeasurement gain and a $38.4 million net remeasurement gain, respectively.

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

        GL Q3 2025 FORM 10-Q

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024	Change	%
Life insurance underwriting margin	$1,158,946	$1,016,517	$142,429	14
Health insurance underwriting margin	291,152	281,221	9,931	4
Excess investment income	107,581	126,079	(18,498)	(15)
Segment profit or (loss)	1,557,679	1,423,817	133,862	9

Annuity and other income	6,891	5,576	1,315	24
Administrative expense	(263,363)	(251,072)	(12,291)	5
Other corporate expense	(157,386)	(129,169)	(28,217)	22
Pre-tax total	1,143,821	1,049,152	94,669	9
Applicable taxes	(219,169)	(205,977)	(13,192)	6
Net operating income	924,652	843,175	81,477	10
Reconciling items, net of tax:
Realized gains (losses)	(18,546)	(20,998)	2,452
Other expenses	(393)	(2,057)	1,664
Legal proceedings	(10,558)	(4,554)	(6,004)
Net income	$895,155	$815,566	$79,589	10

The life insurance segment is our primary segment and is the largest contributor to earnings in each period presented. The life insurance segment underwriting margin increased $142 million compared with the prior period, driven by premium growth in addition to remeasurement gains from the updating of assumptions, including updates to mortality, morbidity, and lapse assumptions. The updates to mortality were the most significant as life segment claims continued to improve adding credibility to the favorable trend. Excess investment income declined $18 million compared with the prior period, as assets grew slightly less than liabilities primarily due to the impact of reinsurance transactions, as well as higher dividend distributions from the insurance companies to the Parent. In addition, we had lower earned yields on commercial mortgage loans, limited partnerships and short term investments The health segment experienced favorable underwriting margin as a result of higher premiums.

        GL Q3 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2025, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division (American Income). The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the nine months ended September 30, 2025.

Total premium income rose 5% for the nine months ended September 30, 2025 to $3.6 billion. Total net sales increased 6% to $661 million, when compared with 2024. Total first-year collected premium (defined in the following section) increased 3% to $520 million for 2025, compared to $507 million in 2024.

Life insurance premium income increased 3% to $2.51 billion over the prior-year total of $2.44 billion. Life net sales increased by $454 million for the first nine months of 2025 as compared to the year ago period. First-year collected life premium increased 1% to $347 million. Life underwriting margin, as a percent of premium, increased to 46% for 2025 from 42% in 2024. Underwriting margin increased to $1.2 billion in 2025, compared to $1.0 billion in 2024.

Health insurance premium income increased 8% to $1.1 billion over the prior-year total of $1.0 billion. Health net sales rose 21% to $207 million for the first nine months of 2025. First-year collected health premium rose 5% to $173 million. Health underwriting margin, as a percent of premium, was 26% for 2025 down from 27% in 2024. Health underwriting margin increased to $291 million for the first nine months of 2025, compared to $281 million in 2024.

Excess investment income, the measure of profitability of our investment segment, declined 15% during the first nine months of 2025 to $108 million from $126 million in 2024. Excess investment income per common share, reflecting the impact of our share repurchase program, declined 7% to $1.29 from $1.38 when compared with the same period in 2024.

Insurance administrative expenses increased 5% primarily due to higher employee costs, which include salaries and other costs in addition to higher information technology expenses in 2025 when compared with the prior-year period. These expenses were 7.2% as a percent of premium for 2025 unchanged from 2024.

For the nine months ended September 30, 2025, the Company repurchased 4.2 million shares of Globe Life Inc. common stock at a total cost of $515 million for an average share price of $123.97.

        GL Q3 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis
The discussions of our segments are presented in the manner we view our operations, as described in Note 12—Business Segments.

We use three measures as indicators of premium growth and sales over the near term: “annualized premium in force”, "net sales,” and “first-year collected premium.”
•Annualized premium in force is defined as the premium income that would be received over the following twelve months at any given date on all active policies if those policies remain in force throughout the 12-month period.
•Net sales is calculated as annualized premium issued, net of cancellations in the first 30 days after issue, except in the case of Direct to Consumer, where net sales is annualized premium issued at the time the first full premium is paid after any introductory offer period (typically one month) has expired. Management considers net sales to be a better indicator of the rate of premium growth than annualized premium issued since annualized premium issued is before cancellations, as cancellations do not contribute to premium income.
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

        GL Q3 2025 FORM 10-Q

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

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2025		2024
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium and policy charges	$2,513,890	100	$2,438,385	100	$75,505	3

Policy obligations	1,410,622	56	1,493,165	61	(82,543)	(6)
Required interest on reserves	(632,150)	(25)	(605,397)	(25)	(26,753)	4
Net policy obligations	778,472	31	887,768	36	(109,296)	(12)
Amortization of acquisition costs	285,417	12	263,753	11	21,664	8
Commission expense	130,848	5	118,480	5	12,368	10
Premium taxes	51,621	2	51,254	2	367	1
Non-deferred acquisition costs	108,586	4	100,613	4	7,973	8
Total expense	1,354,944	54	1,421,868	58	(66,924)	(5)
Insurance underwriting margin	$1,158,946	46	$1,016,517	42	$142,429	14

Net policy obligations amounted to 31% of premium for the nine months ended September 30, 2025 compared to 36% in the year-ago period.

The table below summarizes life underwriting margin by distribution channel.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025		2024		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
American Income	$661,825	50	$600,976	47	$60,849	10
Direct to Consumer	246,903	34	210,712	28	36,191	17
Liberty National	135,508	46	106,486	38	29,022	27
Other(1)	114,710	76	98,343	64	16,367	17
Total	$1,158,946	46	$1,016,517	42	$142,429	14
(1) Includes a gain of $14 million related to the recapture of reinsurance for nine months ended September 30, 2025 as disclosed in Note 1 - Significant Accounting Policies.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents Globe Life's life insurance premium by distribution channel.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$1,334,591	53	$1,265,417	52	$69,174	5
Direct to Consumer	736,651	29	743,304	31	(6,653)	(1)
Liberty National	291,635	12	276,599	11	15,036	5
Other	151,013	6	153,065	6	(2,052)	(1)
Total	$2,513,890	100	$2,438,385	100	$75,505	3

Annualized life premium in force was $3.40 billion at September 30, 2025, an increase of 3% over $3.29 billion a year earlier.

An analysis of life net sales, an indicator of new business production, by distribution channel is presented below.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$291,302	64	$288,602	64	$2,700	1
Direct to Consumer	83,447	18	83,251	18	196	—
Liberty National	71,380	16	71,846	16	(466)	(1)
Other	7,645	2	6,725	2	920	14
Total	$453,774	100	$450,424	100	$3,350	1

First-year collected life premium by distribution channel is presented in the table below.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
American Income	$237,119	68	$227,817	67	$9,302	4
Direct to Consumer	45,877	13	52,080	15	(6,203)	(12)
Liberty National	57,969	17	56,043	16	1,926	3
Other	5,925	2	5,850	2	75	1
Total	$346,890	100	$341,790	100	$5,100	1

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

A discussion of life operations by distribution channel follows.

The American Income Life Division is an exclusive agency that markets to members of labor unions and other affinity groups and continues to diversify its lead sources, utilizing internally generated leads, third-party internet vendor leads and referrals to facilitate sustainable growth. This Division is Globe Life's largest contributor of life premium of any distribution channel at 53% of the Company's September 30, 2025 total life premium. For the nine months ended September 30, 2025, the average monthly life premium issued per policy was $59 as compared to $56 for the same period in the prior year. Net sales were $291 million for the nine months ended September 30, 2025, up from $289 million in the year-ago period. The underwriting margin, as a percent of premium, was 50% for the nine months ended September 30, 2025 and 47% for the same period in the prior year.

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

	At September 30,		Change
	2025	2024	Amount	%
American Income	11,994	11,680	314	3

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

The Direct to Consumer Division (DTC) markets adult and juvenile life insurance through a variety of channels, including direct mail, insert media, and digital marketing. The different media channels support and complement one another in the Division's efforts to provide consumer outreach. All three channels work as part of an omnichannel approach. Sales from the internet and inbound phone calls continue to outpace the activity from direct mail. DTC's long-term growth has been fueled by consistent innovation and brand awareness. Additionally, the DTC Division provides valuable support to our agency business through brand impressions and inquiries that lead to sales in our exclusive agency channels. We have implemented new technology to enhance our underwriting process, this has improved the conversion of customer inquiries into sales. New initiatives are continuously introduced to help increase response rates, issue rates, and create a seamless customer experience. The juvenile insurance market is an important source of sales as well as a vehicle to reach the parents and grandparents of existing juvenile insureds, who are more likely to respond favorably to a direct to consumer solicitation for life coverage on themselves in comparison to the general adult population. Additionally, future offerings to parents and grandparents for adult and juvenile insurance are sources of lower acquisition-cost life insurance sales in the future.

DTC net sales were flat at $83 million for the nine months ended September 30, 2025, compared to the year-ago period. We have seen net sales trending up the last two quarters and noted a 13% increase for the three months ended September 30, 2025 compared to the prior year three months ended. We have been focused on improving profitability and improving underwriting margin in this division. DTC’s underwriting margin was $246.9 million and 34% as a percent of premium for the nine months ended September 30, 2025 compared to $210.7 million and 28% as a percent of premium for the same period in 2024. For the nine months ended September 30, 2025, the average monthly life premium issued for DTC adults was $17 as compared to $15 for the same period in the prior year.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The Liberty National Division is an exclusive agency that markets individual life insurance to middle-income household and worksite customers. Recent investments in new sales technologies as well as recent growth in agency middle management within the Division are expected to support increased sales. Underwriting margin rose 27% from the year ago period to $136 million and premium increased 5% to $292 million. The underwriting margin as a percent of premium increased for the nine months ended September 30, 2025, to 46% compared to 38% in year-ago period. For the nine months ended September 30, 2025, the average monthly life premium per policy issued rose slightly compared to the prior year to $44 from $43.

Below is the average producing agent count for the nine months ended September 30, 2025 and 2024 for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	At September 30,		Change
	2025	2024	Amount	%
Liberty National	3,806	3,638	168	5

The Liberty National Division's average producing agent count increased when compared with the prior-year comparable period. This Division continues to execute a long-term plan to grow through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this Division’s presence in larger geographic cities, with less penetrated areas will help create long-term sustainable agency growth. Additionally, the Division continues to help improve the ability of agents to develop new worksite business. A CRM platform and enhanced analytical capabilities have helped the agents develop additional worksite marketing opportunities and improve the productivity of agents selling in the individual life market. As the Division gains momentum in its sales and recruiting initiatives, advances in technology and use of the CRM platform, it anticipates continued growth in recruiting activity, average producing agent count, and net sales.

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The Other distribution channels contributed $151 million of life premium income, or 6% of Globe Life's total life premium income in the nine months ended September 30, 2025, and contributed 2% of net sales for the period.

HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance as well as retiree health insurance, accident coverage, and other limited-benefit supplemental health products such as cancer, critical illness, heart disease, accident, intensive care, and other health products.

Health premium accounted for 31% of our total premium in 2025, while the health underwriting margin accounted for 20% of total underwriting margin. Health underwriting margin increased to $291 million compared to $281 million in the prior year. While the Company continues to emphasize life insurance sales relative to health, due to life’s long-term profitability and its greater contribution to excess investment income, the health business provides a significant contribution to return on equity as it does not require a substantial amount of up-front capital.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents underwriting margin data for health insurance.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Change
	2025		2024
	Amount	% of Premium	Amount	% of Premium	Amount	%
Premium	$1,134,414	100	$1,046,617	100	$87,797	8

Policy obligations	691,793	61	629,676	60	62,117	10
Required interest on reserves	(85,194)	(8)	(82,300)	(8)	(2,894)	4
Net policy obligations	606,599	53	547,376	52	59,223	11
Amortization of acquisition costs	44,497	4	40,774	4	3,723	9
Commission expense	127,551	11	117,773	11	9,778	8
Premium taxes	22,423	2	21,221	2	1,202	6
Non-deferred acquisition costs	42,192	4	38,252	4	3,940	10
Total expense	843,262	74	765,396	73	77,866	10
Insurance underwriting margin	$291,152	26	$281,221	27	$9,931	4

Net policy obligations amounted to 53% of premium for the nine months ended September 30, 2025 compared to 52% in the year ago period.

The table below summarizes health underwriting margin by distribution channel.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025		2024		Change
	Amount	% of Premium	Amount	% of Premium	Amount	%
United American	$30,117	6	$42,500	10	$(12,383)	(29)
Family Heritage	130,785	38	106,481	34	24,304	23
Liberty National	75,170	53	79,181	56	(4,011)	(5)
American Income	53,553	57	49,124	53	4,429	9
Direct to Consumer	1,527	3	3,935	7	(2,408)	(61)
Total	$291,152	26	$281,221	27	$9,931	4

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Globe Life markets supplemental health insurance products through a number of distribution channels. The following table is an analysis of our health premium by distribution channel.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$493,561	43	$440,375	42	$53,186	12
Family Heritage	346,850	31	317,065	30	29,785	9
Liberty National	142,823	13	142,612	14	211	—
American Income	93,806	8	92,495	9	1,311	1
Direct to Consumer	57,374	5	54,070	5	3,304	6
Total	$1,134,414	100	$1,046,617	100	$87,797	8

Premiums related to limited-benefit supplemental health products comprise $632 million, or 56%, of the total health premiums for the nine months ended September 30, 2025, compared with $586 million, or 56%, in the same period in the prior year. Premium from Medicare Supplement products comprises the remaining $502 million, or 44%, for the nine months ended September 30, 2025, compared to $461 million, or 44%, in the same period in the prior year.

Annualized health premium in force was $1.58 billion at September 30, 2025, an increase of 8% over $1.45 billion a year earlier.

Presented below is a table of health net sales by distribution channel.

Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$77,666	37	$50,180	29	$27,486	55
Family Heritage	89,440	43	78,862	46	10,578	13
Liberty National	23,862	12	24,091	14	(229)	(1)
American Income	14,242	7	15,952	9	(1,710)	(11)
Direct to Consumer	2,176	1	2,306	2	(130)	(6)
Total	$207,386	100	$171,391	100	$35,995	21

Health net sales related to limited-benefit supplemental health products comprise $155 million, or 75%, of the total health net sales for the nine months ended September 30, 2025, compared with $130 million, or 76%, in the same period in the prior year. Medicare Supplement sales make up the remaining $52 million, or 25%, for 2025 compared to $41 million, or 24%, in the same period in the prior year.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

The following table presents health insurance first-year collected premium by distribution channel.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase (Decrease)
	2025		2024
	Amount	% of Total	Amount	% of Total	Amount	%
United American	$66,863	39	$66,944	40	$(81)	—
Family Heritage	66,954	39	58,878	36	8,076	14
Liberty National	20,900	12	21,272	13	(372)	(2)
American Income	14,386	8	14,740	9	(354)	(2)
Direct to Consumer	3,551	2	2,891	2	660	23
Total	$172,654	100	$164,725	100	$7,929	5

First-year collected premium related to limited-benefit supplemental health products is $118.3 million, or 69%, of total first-year collected premium for the nine months ended September 30, 2025 compared with $118.6 million, or 72%, in the same period in the prior year. First-year collected premium from Medicare Supplement policies make up the remaining $54.4 million, or 31%, for the nine months ended September 30, 2025 compared to $46.1 million, or 28%, in the same period in the prior year.

A discussion of health operations by distribution channel follows.
The United American Division consists of non-exclusive independent agencies who may also sell for other companies. The United American Division was Globe Life's largest health agency in terms of health premium income, with net sales up 55% from the same period in the prior year.
This Division includes different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Group Benefits, which offers group worksite supplemental health insurance through brokers.

The majority of the premium revenue comes from Medicare Supplement. Underwriting margin as a percent of premium for the Division was 6% for the nine months ended September 30, 2025 and 10% for the same period in 2024. The decline in underwriting margin as a percent of premium when compared to prior year is primarily attributable to increased claims utilization during the current year from Medicare Supplement. We adjust premium rates based upon an annual review of utilization and claim cost trends and submit revisions for approval to the insurance department regulators and the new premium rates generally become effective in the following year.

The Family Heritage Division is an exclusive agency that primarily markets individual limited-benefit supplemental health insurance to small- to medium-sized businesses. Most of its policies include a return of premium feature, where premium paid is returned less any claims paid to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 38% for the nine months ended September 30, 2025 and 34% for the same period in the prior year.
The Division experienced a 13% rise in health net sales as compared with the same nine-month period a year ago, primarily due to increased agent count and increased agent productivity. The Division will continue to implement incentive and retention programs to further these increases in the number of producing agents.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Below is the average producing agent count at the end of the period for the Family Heritage Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year. The average producing agent count increased 9% compared with the same period a year ago. Along with the Division's increased efforts to grow agent count, it is also focused on the further training and development of its agency middle management. While growth in net sales and earned premium is impacted by agent productivity, growth in the number of producing agents will be the primary driver of future growth in sales, similar to our other exclusive agencies.

	At September 30,		Change
	2025	2024	Amount	%
Family Heritage	1,489	1,362	127	9

The Liberty National Division represented 13% of all Globe Life health premium income for the nine months ended September 30, 2025. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer, critical illness, and accident insurance. Much of Liberty National's health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $142.8 million for the nine months ended September 30, 2025 up slightly from $142.6 million for the same period in 2024. Liberty National's first-year collected premium fell 2% to $20.9 million in the nine months ended September 30, 2025 compared with $21.3 million for the same period in 2024. Health net sales for the nine months ended September 30, 2025 fell 1% from the comparable period in 2024. For the nine months ended September 30, 2025, underwriting margin as a percent of premium was 53%, compared with 56% in the same period in the prior year primarily due to an increase in policy obligations in the current period.

While both the American Income Life Division and the Direct to Consumer Division sell life insurance, they also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplement insurance to employer or union-sponsored groups. On a combined basis, these other channels accounted for 13% of health premium for the nine months ended September 30, 2025 and 14% for the same period in 2024.

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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Excess Investment Income. The following table summarizes Globe Life's investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Net investment income	$848,796	$853,178	$(4,382)	(1)
Interest on policy liabilities(1)	(741,215)	(727,099)	(14,116)	2
Excess investment income	$107,581	$126,079	$(18,498)	(15)

Excess investment income per diluted share	$1.29	$1.38	$(0.09)	(7)

Mean invested assets (at amortized cost)	$21,507,145	$21,359,702	$147,443	1
Average insurance policy liabilities	17,807,273	17,501,496	305,777	2
(1)Interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income declined $18 million, or 15%, compared with the year-ago period. Excess investment income per diluted common share was $1.29 for the nine months ended September 30, 2025, a decrease of 7% from the prior-year period. Excess investment income per diluted common share generally increases or decreases at a different pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income for the nine months ended September 30, 2025 was $849 million, or 1% less than the year-ago period. Mean invested assets increased 1% during the first nine months of 2025 over the same period last year. Net investment income declined in the current period due to low growth in invested assets as a result of the impact of reinsurance transactions as well as higher dividend distributions from the insurance companies to the Parent. In addition, the Company reported lower earned yields on short-term investments, commercial mortgage loans and limited partnerships compared to the prior year. The effective annual yield rate earned on the fixed maturity portfolio was 5.27% in the first nine months of 2025, compared to 5.26% a year earlier. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the nine months ended September 30, 2025 was 6.11% compared with 8.47% in the prior year period. The lower earned yield on commercial mortgage loans is partly due to lower floating rates in addition to loans in non-accrual status. The earned yield on limited partnership investments for the nine months ended September 30, 2025 was 7.99% and 8.64% in the comparable prior-year period. See additional information in Note 4—Investments.

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates have resulted in a net unrealized loss from our available-for-sale debt securities included in accumulated other comprehensive income (loss) as of September 30, 2025, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

subsequent periods using current discount rates as of the end of the relevant reporting period with a corresponding adjustment to other comprehensive income.

The discount rate used for policies issued in the current year has no impact on the in force policies issued in prior years, as the rates of all prior issue years are also locked in for purposes of recognizing income. As such, the overall original discount rate for the entire in force block of 5.5% is a weighted average of the discount rates being used from all issue years. Changes in the overall weighted-average discount rate over time are caused by changes in the mix of the reserves on the entire block of in force business. Business issued in the current year has little impact on the overall weighted-average original discount rate due to the size of our in force business.

In comparison to the year-ago period, required interest on insurance policy liabilities increased $14 million, or 2%, to $741 million, consistent with the 2% growth in average interest-bearing insurance policy liabilities.

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
Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Nine Months Ended September 30,
	2025		2024
	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales	$(9,670)	$(0.12)	$(7,693)	$(0.08)
Matured or other redemptions(1)	(9,080)	(0.11)	17	—
Provision for credit losses	(17)	—	(13)	—
Fair value option—change in fair value	(116)	—	(17,994)	(0.20)
Mortgages	(3,333)	(0.04)	(2,788)	(0.03)
Other investments	(1,953)	(0.02)	897	0.01
Total realized gains (losses)—investments	(24,169)	(0.29)	(27,574)	(0.30)
Other gains (losses)(2)	5,623	0.07	6,576	0.07
Total realized gains (losses)	$(18,546)	$(0.22)	$(20,998)	$(0.23)
(1)During the nine months ended September 30, 2025 and 2024, the Company recorded $128.5 million and $82.2 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in a realized losses of $(2.3) million and $0 net of tax, respectively.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in rabbi trust.

        GL Q3 2025 FORM 10-Q

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cost of acquisitions:
Investment-grade corporate securities	$617,929	$967,372
Investment-grade municipal securities	113,496	11,231
Other securities	56,005	26,062
Total fixed maturity acquisitions(1)	$787,430	$1,004,665

Effective annual yield (one year compounded)(2)	6.39%	5.96%
Average life (in years, to next call)	30.8	29.9
Average life (in years, to maturity)	35.1	32.7
Average rating	A	A-
(1)Fixed maturity acquisitions included unsettled trades of $15 million in 2025 and $4 million in 2024.
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

Acquisitions in 2025 and 2024 consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. In the first nine months of 2025, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.27%, up approximately 1 basis point from the yield in the first nine months of 2024. The increase in taxable equivalent effective yield was primarily due to new purchases at yields exceeding the yield on dispositions and the average portfolio yield. For the remainder of 2025, the Company will continue to execute on its existing strategy by seeking to invest in assets that satisfy our quality and other objectives, while maximizing the highest risk-adjusted, capital-adjusted return.

        GL Q3 2025 FORM 10-Q

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

Other Investment Acquisitions
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Limited partnerships	$86,959	$226,448
Commercial mortgage loans	118,722	134,667
Common stock	2,596	17,788
Convertible notes	—	2,850
Company-owned life insurance	—	200,000
Total	$208,277	$581,753

Since fixed maturities represent such a significant portion of our investment portfolio, 88% of total amortized cost net of allowance for credit losses at September 30, 2025, the remainder of the discussion of portfolio composition will focus on fixed maturities. Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At
	September 30, 2025	December 31, 2024	September 30, 2024
Average annual effective yield(1)	5.28%	5.25%	5.24%
Average life, in years, to:
Next call(2)	15.3	15.1	14.9
Maturity(2)	19.5	19.3	19.0
Effective duration to:
Next call(2,3)	8.8	8.8	9.1
Maturity(2,3)	10.6	10.6	10.9
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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at September 30, 2025 and December 31, 2024.

Fixed Maturities by Sector
September 30, 2025
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$7,989	$116	$—	$8,105	$2,905,046	$88,349	$(161,472)	$2,831,923	15	16
Banks	60,306	565	(3,066)	57,805	933,166	32,968	(36,508)	929,626	5	5
Other financial	74,974	—	(12,412)	62,562	1,180,392	25,546	(120,880)	1,085,058	6	6
Total financial	143,269	681	(15,478)	128,472	5,018,604	146,863	(318,860)	4,846,607	26	27
Industrial
Energy	44,521	22	(3,224)	41,319	1,319,445	52,817	(58,254)	1,314,008	7	7
Basic materials	—	—	—	—	1,136,724	34,181	(76,247)	1,094,658	6	6
Consumer, non-cyclical	—	—	—	—	2,156,862	26,117	(191,371)	1,991,608	12	11
Other industrials	25,000	—	(4,595)	20,405	1,100,678	30,405	(74,613)	1,056,470	6	6
Communications	2,722	293	—	3,015	801,936	20,071	(70,652)	751,355	4	4
Transportation	—	—	—	—	615,839	18,112	(29,520)	604,431	3	4
Consumer, cyclical	106,455	114	(17,671)	88,898	411,222	6,510	(43,606)	374,126	2	2
Technology	50,272	3,326	—	53,598	342,053	4,958	(57,572)	289,439	2	2
Total industrial	228,970	3,755	(25,490)	207,235	7,884,759	193,171	(601,835)	7,476,095	42	42
Utilities	58,197	32	(4,891)	53,338	2,100,517	78,904	(87,347)	2,092,074	11	12
Total corporates	430,436	4,468	(45,859)	389,045	15,003,880	418,938	(1,008,042)	14,414,776	79	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	914,956	5,436	(188,757)	731,635	5	4
Revenues	—	—	—	—	2,475,168	23,323	(356,972)	2,141,519	13	12
Total states, municipalities, and political divisions	—	—	—	—	3,390,124	28,759	(545,729)	2,873,154	18	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	453,722	438	(34,982)	419,178	2	2
Collateralized debt obligations	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	24,787	120	—	24,907	90,216	383	(953)	89,646	1	1
Total fixed maturities	$455,223	$4,588	$(45,859)	$413,952	$18,937,942	$448,518	$(1,589,706)	$17,796,754	100	100

        GL Q3 2025 FORM 10-Q

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

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed-maturity portfolio as of September 30, 2025, representing 79% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At September 30, 2025, the total fixed maturity portfolio consisted of 1,012 issuers.

Fixed maturities had a fair value of $17.8 billion at September 30, 2025, compared to $17.2 billion at December 31, 2024. The net unrealized loss position in the fixed-maturity portfolio decreased from $1.7 billion at December 31, 2024 to $1.1 billion at September 30, 2025 due to a change in market rates during the period.

For more information about our fixed-maturity portfolio by component at September 30, 2025 and December 31, 2024, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed-maturity portfolio by composite quality rating at September 30, 2025 and December 31, 2024, is shown in the following tables. The company uses the NAIC designation for credit quality ratings. The NAIC designation is generally determined using the second lowest rating available from nationally recognized statistical rating organizations (“NRSRO”) when three or more ratings are available and the lowest rating when two or fewer rating are available. When NRSRO ratings are unavailable the rating may be assigned by the Securities Valuation Office (“SVO”) of the NAIC.

Fixed Maturities by Rating
At September 30, 2025
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$959,964	5	$874,935	5
AA	3,423,177	18	2,910,697	17
A	5,932,666	32	5,739,226	32
BBB+	3,296,793	17	3,180,042	18
BBB	3,787,583	20	3,641,190	20
BBB-	1,082,536	6	1,036,712	6
Total investment grade	18,482,719	98	17,382,802	98	A-

Below investment grade:
BB	388,525	2	355,579	2
B	64,500	—	56,175	—
Below B	2,198	—	2,198	—
Total below investment grade	455,223	2	413,952	2	BB
	$18,937,942	100	$17,796,754	100

Weighted average composite quality rating					A-

        GL Q3 2025 FORM 10-Q

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

The overall quality rating of the portfolio is A-, the same as of year-end 2024. Fixed maturities rated BBB are 43% of the total portfolio at September 30, 2025, down from 46% at December 31, 2024. While this ratio is high relative to our peers, it is at its lowest level since 2006 and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of September 30, 2025. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$529,120	$529,511
Downgrades by rating agencies	69,109	35,312
Upgrades by rating agencies	(30,565)	—
Dispositions	(124,940)	(12,558)
Acquisitions	20,033	—
Provision for credit losses	(20)	(17)
Amortization and other	(7,514)	3,615
Balance at end of period	$455,223	$555,863

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 2% of total fixed maturities at amortized cost as of September 30, 2025.

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

An analysis of operating expenses is shown below.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	Nine Months Ended September 30,				Increase
	2025		2024		(Decrease)
	Amount	% of Premium	Amount	% of Premium	Amount	%
Insurance administrative expenses:
Salaries	$102,630	2.8	$95,406	2.7	$7,224	8
Other employee costs	29,764	0.8	28,531	0.8	1,233	4
Information technology costs	62,286	1.7	59,023	1.7	3,263	6
Legal costs	16,930	0.5	19,771	0.6	(2,841)	(14)
Other administrative costs	51,753	1.4	48,341	1.4	3,412	7
Total insurance administrative expenses	263,363	7.2	251,072	7.2	12,291	5

Parent company expense	10,710		9,166		1,544
Stock compensation expense	40,665		28,590		12,075
Legal proceedings	13,365		5,764		7,601
Other expenses	498		2,604		(2,106)
Total operating expenses, per Condensed Consolidated Statements of Operations	$328,601		$297,196		$31,405	11

Total operating expenses for September 30, 2025 increased in comparison with the prior year primarily due to increases in insurance administrative expenses as well as stock compensation and legal proceedings. Insurance administrative expenses increased $12 million primarily due to higher employee costs, which include salaries and other costs. Insurance administrative expenses as a percent of premium were 7.2% for the nine months ended September 30, 2025 compared to 7.2% for the same period in 2024. Stock compensation expense increased primarily due to changes in the mix of awards and increase in award values.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On November 18, 2024, the Board of Directors authorized the repurchase of up to $1.8 billion under the Company's existing share repurchase program. Management generally determines the amount of repurchases based on the amount of excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. At September 30, 2025, we had slightly more than $1.2 billion remaining under the authorization to repurchase. Since implementing our share repurchase program in 1986, we have used $10.8 billion to repurchase Globe Life Inc. common shares, after determining that the repurchases provide a greater risk-adjusted after-tax return than other investment alternatives.

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

The following table summarizes share repurchases for the nine month periods ended September 30, 2025 and 2024.

Analysis of Share Repurchases
(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2025			2024
Purchases with:	Shares	Amount	Average Price	Shares	Amount	Average Price
Excess cash flow at the Parent Company(1)	4,157	$515,340	$123.97	9,748	$910,040	$93.36
Option exercise proceeds	1,316	168,818	128.34	348	31,454	90.30
Total	5,473	$684,158	$125.02	10,096	$941,494	$93.25
(1)Excludes excise tax on the repurchase of treasury stock of $4.6 million and $9.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Insurance Subsidiary Liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Cash inflows for the insurance subsidiaries primarily include premium and investment income. In addition to investment income, maturities and scheduled repayments in the investment portfolio are cash inflows. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. A portion of cash inflows in the current year will provide for the payment of future policy benefits and are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. The subsidiary dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding realized capital gains. While the insurance subsidiaries annually generate more operating cash inflows than cash outflows, the companies also have the entire available-for-sale fixed-maturity investment portfolio available to create additional cash flows if required.

Four of our insurance subsidiaries are members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only

        GL Q3 2025 FORM 10-Q

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

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2025	2024	Projected 2025	2024
Liquidity Sources:
Dividends from Subsidiaries	$482,091	$451,416	$780,000—$830,000	$692,690
Excess Cash Flows(1)	$590,006	$412,626	$860,000—$920,000	$455,013
(1)Excess cash flows are reported gross of shareholder dividends. For the nine months ended September 30, 2025 and 2024, shareholder dividends were $64 million and $65 million, respectively. For the twelve months ended December 31, 2025, we project approximately $85 million in shareholder dividends, compared to the $85 million paid in 2024.

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

The Facility Agreement provides us with the right to sell at any time to the Trust up to $500 million of our 6.580% Senior Notes due 2055 (the “6.580% Senior Notes”) in exchange for a corresponding amount of the Strips held by the Trust (the “Issuance Right”). We agreed to pay a semi-annual facility fee of 1.789% per annum on the unexercised portion of the Issuance

The Issuance Right will be exercised automatically in full upon (i) our failure to pay the facility fee or to purchase any Strips required to be purchased under the Facility, if the failure to pay is not cured within 30 days, or (ii) certain bankruptcy events involving the Company. We are also required to exercise the Issuance Right in full if our consolidated stockholders’ equity (excluding AOCI) falls below $1.85 billion, subject to certain adjustments.

The Company can redeem the 6.580% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At September 30, 2025, the Company had no senior note issuances under the Facility Agreement.

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
As of September 30, 2025, we had available $554 million of additional borrowing capacity under this facility, compared to $458 million a year earlier. As of September 30, 2025, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

As a part of the credit facility, Globe Life has stand-by letters of credits. These letters of credit are issued on behalf of our insurance subsidiaries.

The following tables present certain information about our commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At
	September 30, 2025	December 31, 2024	September 30, 2024
Balance of commercial paper at end of period (par value)	$331,000	$419,000	$426,908
Annualized interest rate	4.60%	5.22%	5.56%
Letters of credit outstanding	$115,000	$115,000	$115,000
Remaining amount available under credit line	554,000	466,000	458,092

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Average balance of commercial paper outstanding during period (par value)	$430,732	$375,851
Daily-weighted average interest rate (annualized)	4.90%	5.80%
Maximum daily amount outstanding during period (par value)	$605,500	$633,425

The Company reduced commercial paper borrowings by $88 million since year end. The Company was able to issue commercial paper as needed under this facility during the nine months ended September 30, 2025 and 2024.

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

Consolidated Liquidity. Consolidated net cash inflows from operations were $1.05 billion in the first nine months of 2025, compared with $1.07 billion in the same period of 2024. The decrease is attributable to routine fluctuations in the settlement of operating activities. In addition to cash inflows from operations, our insurance companies received proceeds from dispositions of fixed maturities available for sale, mortgage loans, and other long-term investments in the amount of $776 million during the first nine months of 2025. The Parent Company has in place a revolving credit facility and a P-CAPS facility. See Note 11—Debt for further details. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $366 million at September 30, 2025, compared with $250 million at December 31, 2024. In addition to these liquid assets, $18 billion (fair value at September 30, 2025) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.3 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 98% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity. It does not include short-

        GL Q3 2025 FORM 10-Q

Globe Life Inc.
Management's Discussion & Analysis

term FHLB borrowings, which are obligations of the insurance subsidiaries and typically repaid over the course of the year.

Long-Term Borrowings. At September 30, 2025, the outstanding long-term debt at book value was $2.3 billion unchanged from December 31, 2024.

Selected Information about Debt Issues
As of September 30, 2025
(Dollar amounts in thousands)

Instrument	Issue Date	Maturity Date	Coupon Rate	Interest Payment Dates	Par Value	Book Value	Fair Value
Senior notes	09/27/2018	09/15/2028	4.550%	semiannual	$550,000	$547,561	$554,846
Senior notes	08/21/2020	08/15/2030	2.150%	semiannual	400,000	397,486	359,436
Senior notes(1)	05/19/2022	06/15/2032	4.800%	semiannual	250,000	246,587	251,192
Senior notes	08/23/2024	09/15/2034	5.850%	semiannual	450,000	445,117	472,325
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	semiannual	125,000	123,457	100,389
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	quarterly	325,000	317,451	215,800
Term loan(2)	05/11/2023	08/15/2027	5.670%	quarterly	250,000	248,700	248,700
Subtotal					2,350,000	2,326,359	2,202,688
Unamortized issuance costs(3)					—	(6,346)	(6,346)
Total long-term debt					2,350,000	2,320,013	2,196,342

FHLB borrowings					65,000	65,000	65,000
Commercial paper					331,000	329,349	329,349
Total short-term debt					396,000	394,349	394,349

Total debt					$2,746,000	$2,714,362	$2,590,691
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
(3)Unamortized issuance costs for P-CAPS facility agreement.

Financing costs consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Condensed Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	%
Interest on funded debt	$70,805	$53,633	$17,172	32
Interest on term loans	11,520	9,646	1,874	19
Interest on short-term debt	21,335	28,115	(6,780)	(24)
Other	2,351	19	2,332
Financing costs	$106,011	$91,413	$14,598	16

During the first nine months of 2025, financing costs increased 16% compared to the prior year. The increase in financing costs is primarily due to higher average balances in the current year compared to the prior year due to the

        GL Q3 2025 FORM 10-Q

GLOBE LIFE INC.
Management's Discussion & Analysis

issuance of debt in the third quarter of 2024. Other financing costs increased due to the P-CAPS facility fee. More information on our debt transactions is disclosed in the Financial Condition section of this report.

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

Shareholders' Equity: Shareholders’ equity was $5.7 billion at September 30, 2025. This compares with $5.3 billion at December 31, 2024 and $4.6 billion at September 30, 2024. During the nine months since December 31, 2024, shareholders’ equity increased as a result of net income of $895 million during the first nine months of 2025, but was offset by share repurchases of $515 million and an additional $169 million in share repurchases to offset the dilution from stock option exercises. Additionally, the change in the balance of AOCI increased shareholders' equity $57 million primarily due to changes in interest rates and discount rates over the period.

On August 7, 2025, the Parent Company announced that it had declared a quarterly dividend of $0.27 per share. This dividend was paid on October 31, 2025.

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

        GL Q3 2025 FORM 10-Q

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

        GL Q3 2025 FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2025.

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

As of the end of the fiscal period completed September 30, 2025, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-Q. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-Q.

Changes in Internal Control over Financial Reporting: During the period ended September 30, 2025, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Discussion regarding litigation is provided in Note 5—Commitments and Contingencies.

Item 1A. Risk Factors

The Company had no material changes to its risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Certain Equity Securities by the Issuer and Others for the Third Quarter of 2025

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2025	387,403	$125.23	387,403	—
August 1-31, 2025	567,153	139.10	567,153	—
September 1-30, 2025	320,135	142.28	320,135	—

        GL Q3 2025 FORM 10-Q

Item 5. Other Information

(c) Trading arrangements

During the nine months ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

        GL Q3 2025 FORM 10-Q

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

        GL Q3 2025 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBE LIFE INC.

Date: November 5, 2025	/s/ J. Matthew Darden
J. Matthew Darden
Co-Chairman and Chief Executive Officer

Date: November 5, 2025	/s/ Frank M. Svoboda
Frank M. Svoboda
Co-Chairman and Chief Executive Officer

Date: November 5, 2025	/s/ Thomas P. Kalmbach
Thomas P. Kalmbach
Executive Vice President and Chief Financial Officer

        GL Q3 2025 FORM 10-Q