Form 10-K
period 2025-12-31
GLOBE LIFE INC.
filed 2026-02-25
CIK 320335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
[ ☒ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
[ ☐ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to
Commission file number: 001-08052

GLOBE LIFE INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0780404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7677 Henneman Way, McKinney, TX	75070
(Address of principal executive offices)	(Zip Code)
972-569-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	GL	New York Stock Exchange
Common Stock, $1.00 par value per share	GL	NYSE Texas, Inc.
4.250% Junior Subordinated Debentures	GL PRD	New York Stock Exchange

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

GL 2025 FORM 10-K

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
Yes  ☐    No  ☒

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 30, 2026
Common Stock, $1.00 par value per share	78,637,130 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2026 (Proxy Statement)	Part III

GL 2025 FORM 10-K

Globe Life Inc.

GL 2025 FORM 10-K

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

GL 2025 FORM 10-K

The following table presents Globe Life's business by primary marketing distribution channel. Additional information concerning industry segments may be found in Management’s Discussion and Analysis and in Note 15—Business Segments within the Notes to the Consolidated Financial Statements.

Primary Distribution Method	Underwriting Company	Products and Target Markets	Distribution

Direct to Consumer Division	Globe Life And Accident Insurance Company McKinney, Texas	Individual life and supplemental health limited-benefit insurance including juvenile and senior life coverage and Medicare Supplement to lower middle-income to middle-income Americans.	Nationwide distribution through direct to consumer channels: including direct mail, electronic media, and insert media.

American Income Life Division	American Income Life Insurance Company Waco, Texas	Individual life and supplemental health limited-benefit insurance marketed to working families.	11,920 average producing agents in the U.S., Canada, and New Zealand.

Liberty National Division	Liberty National Life Insurance Company McKinney, Texas	Life and supplemental health limited-benefit insurance distributed through in-home and worksite channels.	3,846 average producing agents in the U.S.

Family Heritage Division	Family Heritage Life Insurance Company of America Cleveland, Ohio	Supplemental limited-benefit health insurance to lower middle-income to middle-income families.	1,527 average producing agents in the U.S.

United American Division	United American Insurance Company McKinney, Texas	Supplemental health Medicare coverage to beneficiaries and, to a lesser extent, supplemental limited-benefit coverage to people under age 65.	4,396 independent producing agents in the U.S.
Agents of American Income Life, Liberty National and Family Heritage are independent contractors that exclusively sell for Globe Life.

GL 2025 FORM 10-K

Insurance

Life Insurance—The distribution channels for life insurance products include direct to consumer, exclusive independent agents, and general agency independent agents. These methods are described in greater detail within the primary marketing distribution channel chart as shown above. The following table presents annualized premium in force for the three years ended December 31, 2025 by distribution method:

	Annualized Premium in Force(1) (Dollar amounts in thousands)
	2025	2024	2023
Direct to Consumer	$924,242	$922,508	$933,057
Exclusive agents:
American Income	1,869,082	1,761,713	1,654,197
Liberty National	428,124	410,912	390,693
Independent agents:
United American	6,010	6,499	6,958
Other	193,685	197,629	200,840
	$3,421,143	$3,299,261	$3,185,745
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

	Annualized Premium in Force (Dollar amounts in thousands)
	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Whole life:
Traditional	$2,422,449	71	$2,321,947	70	$2,213,816	69
Interest-sensitive	26,291	1	28,105	1	29,929	1
Term	753,774	22	745,231	23	753,261	24
Other	218,629	6	203,978	6	188,739	6
	$3,421,143	100	$3,299,261	100	$3,185,745	100

	Policy Count and Average Face Amount Per Policy (Dollar amounts in thousands)
	2025		2024		2023
	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy	Policy Count	Average Face Amount per Policy
Whole life:
Traditional	9,085,450	$16.5	9,092,122	$16.2	9,050,091	$16.0
Interest-sensitive	161,883	20.4	169,054	20.4	176,339	20.4
Term	4,531,580	15.1	4,600,839	15.2	4,680,364	15.1
Other	505,876	18.9	495,894	18.1	479,664	17.3
	14,284,789	$16.2	14,357,909	$16.0	14,386,458	$15.8

GL 2025 FORM 10-K

Health Insurance—The following table presents Globe Life's health insurance annualized premium in force for the three years ended December 31, 2025 by distribution channel.

	Annualized Premium in Force (Dollar amounts in thousands)
	2025	2024	2023
Direct to Consumer	$81,040	$74,815	$70,249
Exclusive agents:
Liberty National	200,815	201,874	200,160
American Income	121,903	119,986	116,962
Family Heritage	495,750	454,725	418,693
Independent agents and brokers:
United American	750,162	624,446	579,237
	$1,649,670	$1,475,846	$1,385,301

Globe Life offers Medicare Supplement and limited-benefit supplemental health insurance products that include accident, cancer, critical illness, heart, intensive care, and other health products. These products are designed to supplement health coverage that applicants already own. Medicare Supplement plans are offered to enrollees in the traditional fee-for-service Medicare program. Medicare Supplement plans are standardized by federal regulation and are designed to pay certain costs, such as deductibles and co-payments not paid by Medicare.

The following table presents supplemental health annualized premium in force information for the three years ended December 31, 2025 by product category.

	Annualized Premium in Force (Dollar amounts in thousands)
	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Limited-benefit plans	$896,994	54	$824,844	56	$782,424	56
Medicare Supplement	752,676	46	651,002	44	602,877	44
	$1,649,670	100	$1,475,846	100	$1,385,301	100

Pricing—Premium rates for life and health insurance products are established using assumptions as to future mortality, morbidity, persistency, investment income, expenses, and target profit margins. These assumptions are based on Company experience and projected investment earnings rates. Revenues for individual life and health insurance products are primarily derived from premium income and, to a lesser extent, through policy charges to the policyholder account values on annuity products and certain individual life products. Profitability is affected by actual experience deviations from the established assumptions and to the extent investment income varies from that required for policy reserves.

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

Reserves—The life insurance policy reserves reflected in Globe Life's consolidated financial statements as future policy benefits are calculated based on accounting principles generally accepted in the United States of America ("GAAP"). These reserves, with future premiums and the associated interest compounded at assumed rates, are expected to be sufficient to cover policy and contract obligations as they mature. Generally, the mortality and lapse

GL 2025 FORM 10-K

assumptions used in the calculations of reserves are based on Company experience. Similar reserves are held on most of the health insurance policies written by Globe Life's insurance subsidiaries, since these policies generally are issued on a guaranteed-renewable basis. The assumptions used in the calculation of Globe Life's reserves are reported in Note 1—Significant Accounting Policies. Reserves for certain life products consist of the policyholders’ account values and are increased by policyholder deposits and interest credited and are decreased by policy charges and benefit payments.

Reinsurance—We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses and provide additional capacity for future growth. Globe Life has historically participated in third-party reinsurance whereby we enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business. Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. We focus on obtaining reinsurance from a diverse group of highly rated reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers at least annually. Globe Life also utilizes wholly-owned subsidiaries domiciled in Bermuda to execute reinsurance agreements between affiliates to provide for an efficient capital structure. These intercompany agreements do not have an effect on our consolidated U.S. generally accepted accounting principles (“U.S. GAAP”) financial statements as they eliminate in consolidation.

In the latter part of 2025 we received license approval and established an affiliated Bermuda reinsurance company, Globe Life Re Ltd.

See Schedule IV, Note 1—Significant Accounting Policies, Note 5—Commitments and Contingencies, Note 6—Policy Liabilities, and Note 8—Liability for Unpaid Claims for more information.

Investments— Our primary investment objective is to meet our obligations to policyholders while increasing value to our stockholders by investing in a diversified, high-quality portfolio, comprised primarily of income producing securities and other assets. The nature, quality, and percentage mix of insurance company investments are regulated by state laws. The investments of Globe Life insurance subsidiaries consist predominantly of high-quality, investment-grade securities. Approximately 86% of our invested assets, at fair value, are fixed maturities at December 31, 2025. We also hold commercial mortgage loans, limited partnerships, equity securities and other invested assets, which include short-term investments (see Note 4—Investments and Management’s Discussion and Analysis).

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

Regulation

U.S. Regulation

Insurance—Insurance companies are subject to regulation and supervision in the states in which they do business. The laws of the various states establish agencies with broad administrative and supervisory powers which include, among other things, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, approving certain premium rates, setting minimum reserve and loss ratio requirements, subsidiary dividend declaration approval, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted. Insurance companies are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at

GL 2025 FORM 10-K

any time. Under the rules of the National Association of Insurance Commissioners ("NAIC"), insurance companies are examined periodically by one or more of the supervisory agencies.

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

Non-U.S. Insurance Regulation

We operate in and have certain branches and subsidiaries in countries outside the United States, including Canada, New Zealand and Bermuda. Generally, our subsidiaries conducting business in these countries and territory must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting, as well as certain restrictions on their ability to pay dividends and distributions.

In 2025, we formed a second Bermuda company, Globe Life Re Ltd. ("GL Re"), which is an indirect wholly-owned subsidiary of Globe Life Inc. GL Re is registered by and subject to the supervision of the Bermuda Monetary Authority ("BMA") as a Class C insurer under the Bermuda Insurance Act of 1978 and its related rules and regulations, as amended (the "Insurance Act").

The Insurance Act imposes solvency and capital requirements as well as auditing and reporting requirements. There are minimum solvency margins that must be maintained in accordance with the licensing standards.

Sustainable Business Practices

Globe Life’s sustainable business practices are a driver of the success and longevity that our Company has delivered since its origin. Environmental responsibility and sustainability are key components of our overall corporate responsibility efforts. We strive to reduce our impact on the environment by placing a company-wide emphasis on recycling and reducing waste at our corporate facilities. With respect to social matters, our focus continues to be on supporting a culture that is inclusive and attractive for all of our employees and independent sales agents. We are committed to maintaining a diverse workforce that reflects the communities in which we work. In addition, to enable the Company to appropriately respond to related challenges and opportunities, the Company has in place a Sustainability Committee, and the Board and its committees regularly engage with senior management on relevant and related issues.

Human Capital Management

Globe Life's talent base encompasses a broad range of experience that possesses the depth of critical skills to efficiently and effectively accomplish our business purpose and mission, serve our policyholders, and protect our shareholders' interests. Maintaining superior human capital is a key driver to the success and longevity that our Company has experienced since its origins dating back to the early 1900s. As of December 31, 2025, the Company had 3,695 full-time, part-time, and temporary employees, a 1% decrease over the prior year. The Company engages over 17,000 independently-contracted insurance agents. Refer to Management's Discussion & Analysis for exclusive agent counts.

GL 2025 FORM 10-K

People, Culture, and Community

At Globe Life, we are united by our mission to Make Tomorrow Better(1) and this starts with our employees and agents. Beyond providing insurance protection for millions of individuals, serving our policyholders and generating financial results for our shareholders, we focus on cultivating a healthy, positive culture and a thriving community within and among our campuses that is inclusive of and attractive for all while serving together to Make Tomorrow Better for the communities where we live and work.

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

We strive to Make Tomorrow Better, in part by giving financial and service contributions to programs that provide hands-on assistance in the communities where we live, work, and visit. We focus our charitable giving on organizations that support children, families, veterans, and seniors, as well as those that work to support and encourage health and well-being. We also provide paid volunteer time for our employees and provide opportunities for employees to give back individually. These intentional areas of giving align with our mission to help families Make Tomorrow Better by working to protect their financial future. In 2025, we provided financial support of more than $8 million to organizations within that focus, including charities that support underserved communities, and provide scholarships to youth.

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

Health, Safety, and Wellness

We strive to provide a safe and healthy work environment for every employee. We furnish employees with numerous tools and trainings throughout the year to help ensure they have the best information to safely engage with coworkers, customers, and third parties. In furtherance of our commitment to our employees, we offer a comprehensive employee benefits package that includes competitive monetary benefits, retirement benefits through a Section 401(k) plan and a qualified pension to eligible employees, fitness center reimbursement, paid-time-off (based on years of service), health insurance, dental and vision insurance, employee resource program, health savings and flexible spending accounts, family leave, and tuition assistance.

The Company remains committed to the well-being and safety of its employees, agents, customers, guests, vendors, and shareholders in our resolve to maintain a stable and secure business environment.

(1)    Per the Globe Life Employee Handbook, the Globe Life mission statement is "We help families Make Tomorrow Better by working to protect their financial future."

GL 2025 FORM 10-K

Item 1A. Risk Factors

Risks Related to Our Business

The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition, and results of operations.

Business and Operational Risks

The development and maintenance of our various distribution channels are critical to growth in product sales and profits.

Our future success depends, in substantial part, on our ability to recruit, hire, and motivate highly-skilled insurance personnel. Further, the development and retention of producing agents are critical to supporting sales growth in our agency operations because our insurance sales are primarily made by these individuals.

If we do not provide an attractive career opportunity with competitive compensation as well as motivation for producing agents to increase sales of our products, our growth could be impeded. Providing such opportunity may be difficult due to many factors, including but not limited to, fluctuations in economic and industry conditions and the effectiveness of our compensation programs and competition among other companies.

In addition, a failure to effectively develop new methods of reaching consumers, realize cost efficiencies or generate an attractive value proposition in our Direct to Consumer Division business could result in reduced sales and profits.

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

A significant portion of our sales agents are independent contractors. Although we believe we have properly classified such individuals, a risk nevertheless exists that a court, the Internal Revenue Service or other authority will take the position that our sales agents are employees. From time to time, we are subject to civil litigation, including class and collective action litigation, alleging that we have improperly classified certain of our sales agents as independent contractors. In September 2024, the Equal Employment Opportunity Commission ("EEOC") notified us that it had determined that all sales agents affiliated with State General Agent Simon Arias were employees, not independent contractors, of Globe Life Inc. and/or AIL. Such determination is not binding but any potential civil action brought by the EEOC would likely include such an allegation. A future adverse judgment in connection with any such civil litigation described above could result in substantial damages. Future changes in rules, regulations or interpretations of existing rules and regulations, or significant adverse judgments in litigation, could require us to reclassify all or a portion of our agents as employees and the impact could significantly increase our operating costs and negatively impact our insurance business.

The use of third-party vendors, including independent sales agents, to support the Company's operations makes the Company susceptible to the operational risk of those third parties, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

The Company utilizes third-party vendors, including independent sales agents, to provide certain business services and functions, which exposes the Company to risks outside of its control. The reliance on these third-party vendors creates a number of business risks, such as the risk that the Company may not maintain service quality, control or effective management of the outsourced business operations and that the Company cannot control the data, facilities, networks, emerging technology or information systems used by third-party vendors. We employ controls and procedures designed to facilitate service quality of our third-party vendors and mitigate risks resulting from the use of third-party vendors; however, such controls and procedures cannot be 100% effective in all cases. The

GL 2025 FORM 10-K

Company may be adversely affected by a third-party vendor who operates in a poorly controlled manner or fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

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

We cannot be assured that any particular issuer, regardless of industry, will be able to make required interest and principal payments on a timely basis or at all. Significant downgrades or defaults of issuers could negatively impact our risk-based capital and solvency ratios, leading to potential downgrades of the Company by rating agencies, potential reduction in future dividend capacity from our insurance subsidiaries, and/or higher financing costs at Globe Life Inc. (Parent Company) should additional statutory capital be required.

Our investment portfolio contains certain alternative investments that may be illiquid and volatile, which could negatively affect our investment income and liquidity.

Over the past several years, we have increased our investment in alternative investments, such as limited partnerships. These and other similar investments may have different, more significant risk characteristics than investments in fixed maturity securities, may be more volatile and may be illiquid due to restrictions on sales, transfers and redemption terms, all of which could negatively affect our investment income and overall portfolio liquidity.

GL 2025 FORM 10-K

These alternative investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to the insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to pay dividends and negatively impact our liquidity.

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

The principal sources of our insurance subsidiaries’ liquidity are insurance premiums, as well as investment income, maturities, repayments, and other cash flow from our investment portfolio. Our insurance subsidiaries are subject to various state statutory and regulatory restrictions applicable to insurance companies that limit the amount of cash dividends, loans, and advances that those subsidiaries may pay to us, including laws establishing minimum solvency and liquidity thresholds. in addition, our Bermuda reinsurance subsidiaries are subject to regulation established by the Bermuda Monetary Authority ("BMA"). For example, in the states where our companies are domiciled, an insurance company generally may pay dividends only out of its unassigned surplus as reflected in its statutory financial statements filed in that state. Additionally, dividends paid by insurance subsidiaries are restricted based on regulations by their states of domicile. Accordingly, impairments in assets or disruptions in our insurance subsidiaries’ operations that reduce their capital or cash flow could limit or disallow the payment of dividends, a principal source of our cash flow, to us.

Under an intercompany reinsurance agreement initiated in 2025, we have ceded approximately $1.2 billion of our life statutory reserves from Liberty National Life Insurance Company, Globe Life And Accident Insurance Company, and American Income Life Insurance Company to GL Re, as of December 31, 2025. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structure and could require the holding company to contribute additional capital to GL Re or our U.S. insurance subsidiaries to recapture ceded business.

Other sources of liquidity include a variety of short-term and long-term instruments, including our credit facility, Pre-Capitalized Trust Securities ("P-CAPS") facility, commercial paper, long-term debt, Federal Home Loan Bank ("FHLB"), intercompany financing and reinsurance.

Changes in laws or regulations in the states in which our companies are domiciled could constrain the ability of our insurance subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to pay our debt obligations, corporate expenses, or dividends on our capital stock.

We are subject to liquidity risks associated with sourcing a concentration of our funding from the FHLB.

We use institutional funding agreements originating from FHLB, which from time to time serve as a significant source of our liquidity. Additionally, we use agreements with the FHLB to meet near-term liquidity needs. If the FHLB

GL 2025 FORM 10-K

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

We have been the target of several short sellers who have published reports making allegations about the Company, which resulted in a significant decline in the price of our common stock. In addition, these reports resulted in significant negative publicity against us, damaged our reputation, and resulted in a putative securities class action litigation and derivative shareholder litigation. See Note 5—Commitments and Contingencies for a discussion of such litigation. We have already expended significant resources to defend and repair our reputation. We will continue to defend against any unfounded and unsubstantiated claims about our business, our disclosures, and the integrity of our financial statements, which may require us to expend significant resources.

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

GL 2025 FORM 10-K

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

GL 2025 FORM 10-K

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

In April 2024, the trading price of our common stock dropped following the publication of certain short seller reports. As of the date of this Report, one putative securities class action and five shareholder derivative lawsuits have been filed against Globe Life Inc. related to this event. While we intend to defend such actions vigorously, any judgment against us or any future stockholder litigation could have a material adverse effect on our business, financial condition or results of operations.

Our businesses are heavily regulated and changes in regulation or regulatory scrutiny may have a material adverse impact on our business, financial condition or results of operation.

Insurance companies, including our insurance subsidiaries, are subject to extensive supervision and regulation in the states in which they conduct business. The primary purpose of this supervision and regulation is the protection of policyholders, not investors. Regulatory agencies have broad administrative power over numerous aspects of our business, including premium rates for our life, Medicare Supplement and other supplemental health products, as well as other terms and conditions included in the insurance policies offered by our insurance subsidiaries, marketing practices, advertising, use of emerging technologies, agent licensing, independent agent practices, policy forms, capital adequacy, solvency, reserves and permitted investments.

Regulatory authorities also have the power to conduct investigations, and to bring administrative or judicial proceedings against us, which could result in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, disgorgement, criminal penalties or other disciplinary action that could have a material adverse impact on our business, financial condition or results of operation. Press coverage and other public statements that allege wrongdoing, even if untrue, can lead to increased regulatory inquiries or investigations.

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

GL 2025 FORM 10-K

that may result in monetary and legal remedies being imposed against the Company, which could have a material adverse effect on our business, financial condition or results of operations.

Changes in accounting standards issued by accounting standard-setting bodies may affect our financial statements, reduce our reported profitability and change the timing of profit recognition.

Our financial statements are subject to the application of GAAP and accounting practices as promulgated by the National Association of Insurance Commissioners’ statutory accounting practices ("NAIC SAP"), which principles are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies. Future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements. These changes, including underlying assumptions, projections, estimates or judgments/interpretations by management, could have a material adverse effect on our business, financial condition, and results of operations. Refer to Note 1—Significant Accounting Policies under the caption Accounting Pronouncements Yet to be Adopted.

Non-compliance with laws or regulations related to customer and consumer privacy and information security, including a failure to ensure that third parties with access to sensitive customer and consumer information maintain its confidentiality, could materially adversely affect our reputation and business operations.

The collection, maintenance, use, disclosure, and disposal of personally identifiable information by our insurance subsidiaries are regulated at the international, federal, and state levels. Applicable laws and rules are subject to change by legislation or administrative or judicial interpretation. We are subject to the privacy and security provisions of federal laws including, but not limited to, the Gramm-Leach-Biley Act of 1999 ("GLBA"), the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA additionally requires that we impose privacy and security requirements on our third-party business associates. Various state laws also address the use and disclosure of personally identifiable information, to the extent they are more restrictive than these and other federal laws. Further, approximately half of the states have adopted a form of the National Association of Insurance Commissioners’ data security model law, which imposes security requirements. Noncompliance with these laws, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation, and results of operations and could result in material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business, and injunctive relief.

General Risk Factors

The failure to maintain effective information systems or manage responsible use of emerging technologies, including artificial intelligence, could adversely affect our financial condition and results of operations at the Company.

Our business is highly dependent upon the internet, third-party service providers, and information systems to operate in an efficient and resilient manner. We gather and maintain data for the purpose of conducting marketing, actuarial analysis, sales, and policy administration functions. Our ability to modernize and maintain our information technology systems and infrastructure requires us to commit significant resources and effective planning and execution. This modernization includes the innovative, responsible, and secure use of artificial intelligence ("AI").

Malicious third parties, employee or agent errors or disasters affecting our information systems could impair our business operations, regulatory compliance, and financial condition. Employee or agent malfeasance or errors in the handling of our information systems may result in unauthorized access to customer or proprietary information, or an inability to use our information systems to efficiently support business operations. As a result of increasingly complex AI risks, more frequent and sophisticated cyberattacks and the highly regulated nature of the insurance industry, we must continually implement new, and maintain existing, technology or adapt existing technology to protect against security and privacy incidents and to meet compliance requirements of new and proposed regulations.

Any incident affecting confidential information systems resulting from the above factors could damage our reputation in the marketplace, deter potential customers from purchasing our products, result in the loss of existing customers,

GL 2025 FORM 10-K

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

Negative publicity through traditional media, internet, social media, and other public forums, including short seller reports and allegations of independent agent misconduct could damage our brand or reputation, which could adversely impact our ability to recruit and retain agents, our ability to market our products, and the persistency of in force policies. A reduction in the number of agents selling our products, or the rate of growth of the number of agents selling our products may have an adverse impact on product sales and profit, and such impact may be material.

We may not meet expectations relating to corporate responsibility and sustainability standards and practices.

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

We may not meet these corporate responsibility and sustainability expectations. Failure to meet, or achieve progress on, these expectations, on a timely basis, or at all, could adversely affect our reputation, business, financial performance, and growth. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges. In addition, our policies, and processes to evaluate and manage these standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators, or others.

GL 2025 FORM 10-K

Item 1B. Unresolved Staff Comments

As of December 31, 2025, Globe Life had no unresolved SEC staff comments.

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

Due to the type and volume of information that we collect and store to support our business, including to provide insurance coverage to prospective, current and former policyholders, we are an attractive target for cyber threat actors seeking financial gain. Our failure to maintain the safety of our policyholders' information could have a

GL 2025 FORM 10-K

material adverse effect on our reputation, financial condition and results of operations. To date, we have not experienced a cybersecurity incident that resulted in a material adverse effect on our business strategy, results of operations, or financial condition; however, we anticipate that our systems and data will continue to face attacks or other cybersecurity risks and there can be no guarantee that we will not experience such an incident in the future. Although we maintain cybersecurity insurance, the costs and expenses related to cybersecurity incidents may not be fully insured. We describe whether and how risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition under Item 1A. Risk Factors, General Risk Factors, “The failure to maintain effective and efficient information systems at the Company could adversely affect our financial condition and results of operations.”

Governance

Our Board of Directors considers information security to be an enterprise-wide risk management issue and oversees material cybersecurity risks through the Audit Committee. The Audit Committee is designated with the responsibility to monitor and periodically report to the full Board regarding management’s risk management and information security processes. The ERM Committee and the Operational Risk Committee (“ORC”) are the senior management-level groups designated with the responsibility to oversee the execution of our risk strategy, including as it relates to cyber risk. These Committees are composed of an enterprise-wide representative group of the Company’s Executive and Senior Vice Presidents, as well as other essential directors and personnel. The ERM Committee is chaired by our CRO, and the ORC is chaired by our Divisional Senior Vice President, Risk Insurance Regulation and Chief Compliance Officer ("CCO"). The Chief Information Officer (“CIO”) and CISO serve on both Committees. Our CRO has over a decade of experience managing risks at the Company, including those related to cybersecurity. Our CIO has over 15 years of experience in risk management, with a focus on cybersecurity threats. Our CCO has over 26 years of insurance industry expertise, including experience in risk management, cybersecurity, and incident response. The CISO serves on both Committees and leads cyber governance and strategy, as well as cyber risk and incident management. The CISO holds a master’s degree in cybersecurity, has a Certified Information Systems Security Professional certification, and has over a decade of experience in cybersecurity.

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

GL 2025 FORM 10-K

Item 2. Properties

Globe Life Inc., through its subsidiaries, owns or leases buildings across the U.S. that are used in the normal course of business. Globe Life Inc. occupies approximately 812,000 combined square feet in McKinney, Texas (headquarters) and at the Waco, Texas and Oklahoma City, Oklahoma campuses.

Item 3. Legal Proceedings

Discussion regarding litigation is provided in Note 5—Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not Applicable.

GL 2025 FORM 10-K

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

The principal market in which Globe Life's common stock is traded is the New York Stock Exchange (NYSE: GL). There were 1,728 shareholders of record on December 31, 2025, excluding shareholder accounts held in nominee form.

The line graph shown below compares Globe Life's cumulative total return on its common stock with the cumulative total returns of the Standard & Poor’s 500 Stock Index (S&P 500) and a Life and Health Insurance Index. Globe Life's stock is included within the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Globe Life Inc., the S&P 500 Index and the Life and Health Insurance Index
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Globe Life Inc.
S&P 500
S&P Life & Health Insurance

*$100 invested on 12/31/2020 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Certain Equity Securities by the Issuer and affiliated purchasers for the Fourth Quarter 2025

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Amount) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025	801,407	$135.13	801,407	—
November 1-30, 2025	462,070	132.58	462,070	—
December 1-31, 2025	152,969	137.97	152,969	—

Item 6. [Reserved]

GL 2025 FORM 10-K

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
10.The ability of our subsidiaries to pay dividends to the Parent Company and to receive required regulatory approvals on such amounts;
11.The customer response to new products and marketing initiatives;
12.Reported amounts in the consolidated financial statements which are based on management estimates and judgments which may differ from the actual amounts ultimately realized;
13.Compromise by a malicious actor or other event that causes a loss of secure data from, or inaccessibility to, our computer and other information technology systems;
14.The Company's ability to attract and retain agents;
15.The severity, magnitude, and impact of natural or man-made catastrophic events, including but not limited to pandemics, tornadoes, hurricanes, earthquakes, war and terrorism, on our operations and personnel, commercial activity, level of claims, and demand for our products; and
16.Globe Life's ability to access the commercial paper and debt markets, particularly if such markets become unpredictable or unstable for a certain period.
Readers are also directed to consider other risks and uncertainties described in other documents on file with the Securities and Exchange Commission, including those described under Item 1A. Risk Factors.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Globe Life's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The following management discussion will only include comparison to prior year. For discussion regarding activity from 2023, please refer to the prior filed Form 10-Ks at www.sec.gov.

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

GL 2025 FORM 10-K

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

Current Highlights.
•Net income as a return on equity (ROE) for the year ended December 31, 2025 was 20.9% and net operating income as an ROE, excluding accumulated other comprehensive income(1) was 16.0%.
•Total premium increased 5% over the same period in the prior year. Life premium increased 3% for the period from $3.3 billion in 2024 to $3.4 billion in 2025. Health premium increased 9% to $1.5 billion over the prior-year period of $1.4 billion.
•Total net sales increased 13% over the same period in the prior year from $840 million in 2024 to $948 million in 2025. The average producing agent count across all of the exclusive agencies increased 3% over the prior year.
•Book value per share increased 19% over the same period in the prior year from $62.50 to $74.17. Book value per share, excluding accumulated other comprehensive income(1), increased 11% over the prior year from $86.40 in 2024 to $96.16 in 2025.
•For the year ended December 31, 2025, the Company repurchased 5.4 million shares of Globe Life Inc. common stock at a total cost of $685 million for an average share price of $126.41.

The following graphs represent net income and net operating income(1) for the twelve month periods ended December 31, 2025 and 2024.

Net Income
(Dollar amounts in thousands)
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
$970,755
$1,070,762
$1,161,238
2023
2024
2025

Net Operating Income
(Dollar amounts in thousands)
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
$1,026,644
$1,108,984
$1,198,387
2023
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
Net operating income as an ROE, excluding accumulated other comprehensive income ("AOCI"), is considered a non-GAAP measure. Management utilizes this measure to view the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(1.8) billion and $(2.0) billion for the year ended December 31, 2025 and 2024, respectively.
Book value per share, excluding AOCI, is also considered a non-GAAP measure. Management utilizes this measure to view the book value of the business without the effect of changes in AOCI, which are primarily attributable to fluctuation in interest rates. The impact of the adjustment to exclude AOCI is $(21.99) and $(23.90) per share for the year ended December 31, 2025 and 2024, respectively.
Refer to Analysis of Profitability by Segment for non-GAAP reconciliation to GAAP.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Summary of Operations.
•Net income totaled $1.16 billion in 2025, compared with $1.07 billion in 2024 and $971 million in 2023.
•On a diluted per common share basis, net income per common share for 2025 increased 18% to $14.07. Net income per common share, on a diluted per common share basis was $11.94 in 2024 and $10.07 in 2023.
•Net operating income was $1.20 billion in 2025, compared with $1.11 billion in 2024 and $1.03 billion in 2023.
•On a diluted per common share basis, net operating income per common share for 2025 increased 17% to $14.52. Net operating income per common share, on a diluted per common share basis, was $12.37 in 2024 and $10.65 in 2023.

Net remeasurement gains of $134.3 million in 2025, $46.3 million in 2024, and $3.2 million in 2023 were attributable to the Company's annual third-quarter review and unlocking of life and health long-term assumptions, including lapses, mortality and morbidity. See the remeasurement gain/loss table in Note 6—Policy Liabilities for additional information.

Overall, the Company continues to see positive signs in its core operations, including sales and premium growth, and continues to achieve an operating ROE (excluding accumulated other comprehensive income) generally in the mid-teens.

Net operating income is primarily comprised of insurance underwriting margin plus excess investment income and annuity and other income, offset by operating expenses, after tax and, as such, is considered a non-GAAP measure. Net income is the most directly comparable GAAP measure. We do not consider realized gains and losses to be a component of our core insurance operations or operating segments. Additionally, net income is affected by certain non-operating items. We do not view these items as components of core operating results because they are not indicative of past performance or future prospects of the insurance operations. We remove items such as these that relate to prior periods or are non-operating items when evaluating the results of current operations, and therefore exclude such items from our segment analysis for current periods.

GL 2025 FORM 10-K

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

Analysis of Profitability by Segment
(Dollar amounts in thousands)

	2025	2024	2023	2025 Change	%	2024 Change	%
Life insurance underwriting margin	$1,509,361	$1,352,597	$1,192,972	$156,764	12	$159,625	13
Health insurance underwriting margin	390,128	372,423	377,937	17,705	5	(5,514)	(1)
Excess investment income	138,393	164,404	130,382	(26,011)	(16)	34,022	26
Segment profit or (loss)	2,037,882	1,889,424	1,701,291	148,458	8	188,133	11

Annuity and other income	9,470	7,636	8,800	1,834	24	(1,164)	(13)
Administrative expense	(355,595)	(342,430)	(301,161)	(13,165)	4	(41,269)	14
Other corporate expense	(208,758)	(179,610)	(143,918)	(29,148)	16	(35,692)	25
Pre-tax total	1,482,999	1,375,020	1,265,012	107,979	8	110,008	9
Applicable taxes	(284,612)	(266,036)	(238,368)	(18,576)	7	(27,668)	12
Net operating income	1,198,387	1,108,984	1,026,644	89,403	8	82,340	8

Reconciling items, net of tax:
Realized gains (losses)	(21,952)	(19,108)	(51,884)	(2,844)		32,776
Other expenses	(1,725)	(2,070)	(3,294)	345		1,224
Legal proceedings	(13,472)	(17,044)	(711)	3,572		(16,333)
Net income	$1,161,238	$1,070,762	$970,755	$90,476	8	$100,007	10

The life insurance segment is our primary segment and is the largest contributor to earnings in each year presented. In 2025, the life insurance segment underwriting margin increased $157 million, compared with 2024. This was primarily a result of increased premiums and favorable policy obligations as a percent of premium due to a remeasurement gain resulting from the assumption updates in 2025. In 2024, the life insurance segment underwriting margin increased $160 million when compared with 2023. This was primarily a result of increased premiums and favorable policy obligations as a percent of premium in addition to a remeasurement gain as a result of assumption changes in 2024. Excess investment income decreased $26 million in 2025 compared with 2024, resulting from lower average invested asset growth and lower average earned yields on our short-term, direct commercial mortgage loan and limited partnership investments. In 2025, underwriting margin in the health segment increased to $390 million due to increased sales and rate increases in our Medicare supplement business, compared with $372 million in 2024 and $378 million in 2023.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In 2025, the largest contributor of total underwriting margin was the life insurance segment and the primary distribution channel was the American Income Life Division (American Income). The following charts represent the breakdown of total underwriting margin by operating segment and distribution channel for the year ended December 31, 2025.

Total premium income rose 5% for the year ended December 31, 2025 to $4.9 billion. Total net sales increased 13% to $948 million when compared with 2024. Total first-year collected premium (defined in the following section) increased 5% to $704 million for 2025, compared to $674 million in 2024.

Life insurance premium income increased 3% to $3.4 billion over the prior-year total of $3.3 billion. Life net sales increased 3% to $615 million for the year ended 2025 as compared to the year ago period. First-year collected life premium increased 2% to $463 million. Life underwriting margin, as a percent of premium, increased to 45% for 2025 from 41% in 2024. Underwriting margin increased to $1.5 billion in 2025, compared to $1.4 billion in 2024.

Health insurance premium income increased 9% to $1.5 billion over the prior-year total of $1.4 billion. Health net sales rose 36% to $333 million for the year ended 2025. First-year collected health premium rose 10% to $241 million. Health underwriting margin, as a percent of premium, was 26% for 2025 down from 27% in 2024. Health underwriting margin increased to $390 million for the year ended 2025, compared to $372 million in 2024.

Excess investment income, the measure of profitability of our investment segment, declined 16% during the year ended 2025 to $138 million from $164 million in 2024. Excess investment income per common share, reflecting the impact of our share repurchase program, declined 8% to $1.68 from $1.83 when compared with the same period in 2024.

Insurance administrative expenses increased 4% primarily due to higher employee costs, which include salaries and other costs in addition to higher information technology expenses in 2025 when compared with the prior-year period. These expenses were 7.3% as a percent of premium for 2025, unchanged from 2024.

For the year ended December 31, 2025, the Company repurchased 5.4 million shares of Globe Life Inc. common stock at a total cost of $685 million for an average share price of $126.41.

GL 2025 FORM 10-K

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

GL 2025 FORM 10-K

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

Life Insurance
Summary of Results
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium and policy charges	$3,363,470	100	$3,261,347	100	$3,137,244	100

Policy obligations	1,924,929	57	2,000,977	62	2,050,789	65
Required interest on reserves	(845,875)	(25)	(811,147)	(25)	(772,701)	(24)
Net policy obligations	1,079,054	32	1,189,830	37	1,278,088	41
Amortization of acquisition costs	386,450	12	356,223	11	327,426	10
Commission expense	174,029	5	159,703	5	145,678	5
Premium taxes	68,132	2	68,360	2	64,571	2
Non-deferred acquisition costs	146,444	4	134,634	4	128,509	4
Total expense	1,854,109	55	1,908,750	59	1,944,272	62
Insurance underwriting margin	$1,509,361	45	$1,352,597	41	$1,192,972	38

Net policy obligations amounted to 32% of premiums for the year ended December 31, 2025, compared to 37% in 2024 and 41% in 2023. This improvement was primarily due to improved mortality and the annual assumption changes which were based upon our review of lapses, mortality, and morbidity resulting in a remeasurement gain of $130.9 million in 2025 compared to a remeasurement gain of $56.8 million in 2024 and a remeasurement loss of $2.0 million in 2023. Refer to Note 6—Policy Liabilities for further discussion of the Company's annual assumptions review.

To enhance comparability of underlying operating performance across periods, the Company also evaluates life underwriting margin on a normalized basis that excludes the impacts of annual assumption updates. As discussed above, assumption unlocking results in a cumulative catch-up remeasurement gain or loss recognized in policy obligations. While required under GAAP, these remeasurement effects can introduce volatility unrelated to current-period underwriting performance.

Normalized life underwriting margin is a non-GAAP financial measure defined as insurance underwriting margin excluding the impacts of assumption unlocking recognized in the period. Management believes this measure provides investors and other users of the financial statements with additional insight into the underlying profitability and trends of the in force life business by removing the effects of assumption changes that vary by period. On a normalized basis, life underwriting margin for 2025 was $1.4 billion or 41% of premium, compared with $1.3 billion or 40% of premium in 2024. In 2023, assumption unlocking had minimal impact with underwriting margin remaining unchanged at 38% of premium. This increase in normalized life underwriting margin in the current year reflects improved underlying mortality and persistency experience and favorable expense efficiency across our Divisions.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The table below summarizes life underwriting margin by distribution channel for the last three years.

Life Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
American Income	$870,088	49	$799,946	47	$719,378	45
Direct to Consumer	320,613	33	281,948	29	234,893	24
Liberty National	171,343	44	140,136	38	114,646	33
Other(1)	147,317	73	130,567	64	124,055	60
Total	$1,509,361	45	$1,352,597	41	$1,192,972	38
(1) Includes a gain of $14 million related to the recapture of reinsurance for the year ended December 31, 2025 as disclosed in Note 1—Significant Accounting Policies under the caption Reinsurance and Recapture.

The following table presents Globe Life's life premium distribution channel for the last three years.

Life Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,791,356	53	$1,698,209	52	$1,588,702	51
Direct to Consumer	981,006	29	988,522	30	991,406	31
Liberty National	390,094	12	371,061	12	349,736	11
Other	201,014	6	203,555	6	207,400	7
Total	$3,363,470	100	$3,261,347	100	$3,137,244	100

Annualized life premium in force was $3.4 billion at December 31, 2025, an increase of 4% over $3.3 billion a year earlier.

The following table presents life net sales, an indicator of new business production, by distribution channel for each of the last three years.

Life Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$393,681	64	$381,945	64	$322,658	59
Direct to Consumer	112,027	18	106,310	18	116,454	21
Liberty National	99,252	16	98,162	16	95,459	18
Other	9,965	2	8,936	2	9,701	2
Total	$614,925	100	$595,353	100	$544,272	100

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The table below discloses first-year collected life premium by distribution channel for the last three years.

Life Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$317,492	69	$305,165	67	$266,429	63
Direct to Consumer	61,222	13	67,452	15	77,570	19
Liberty National	76,481	16	74,553	16	67,618	16
Other	7,988	2	7,678	2	8,542	2
Total	$463,183	100	$454,848	100	$420,159	100

A discussion of life operations by distribution channel follows.

The American Income Life Division is an exclusive agency that markets to members of labor unions and other affinity groups and continues to diversify its lead sources by utilizing internally generated leads, third-party internet vendor leads and referrals to facilitate sustainable growth. This Division is Globe Life's largest contributor of life premium of any distribution channel at 53% of the Company's 2025 total life premium. In 2025, the average monthly life premium issued per policy was $60 as compared to $56 in 2024. Net sales were $394 million in 2025, up from $382 million in 2024. The underwriting margin, as a percent of premium, was 49% in 2025, up from 47% in 2024.

The average producing agent count increased 2% over the year-ago period. The increase in average producing agent count was driven by an increase in new agent recruiting. Sales growth in this Division, as well as within our other exclusive agencies, is generally dependent on growth in the size of the agency force.

Below is the average producing agent count as of the indicated periods for the American Income Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	2025	2024	2023	2025 Change	%	2024 Change	%
American Income	11,920	11,741	10,579	179	2	1,162	11

American Income Life continues to focus on growing and strengthening the agency force, specifically through emphasis on agency middle-management growth. In addition to offering financial incentives and training opportunities, the Division has made considerable investments in information technology, including a customer relationship management ("CRM") tool for the agency force. This tool is designed to provide dashboards and drive productivity in lead distribution, conservation of business, and new agent recruiting. Additionally, this Division has invested in and successfully implemented technology that allows the agency force to engage in virtual recruiting, training, and sales activity. The agents have generated the vast majority of sales through virtual presentations. We find this flexibility to be attractive to new recruits as well as a driver of retention in our agency force.

The Direct to Consumer Division ("DTC") markets adult and juvenile life insurance through a variety of channels, including direct mail, insert media, and digital marketing. The different media channels support and complement one another in the Division's efforts to provide consumer outreach. All three channels work as part of an omnichannel approach. Sales from the internet and inbound phone calls continue to outpace the activity from direct mail. DTC's long-term growth has been fueled by consistent innovation and brand awareness. Additionally, the DTC Division provides valuable support to our agency business through brand impressions and inquiries that lead to sales in our exclusive agency channels. This Division has implemented new technology to enhance the underwriting process which has improved the conversion of customer inquiries into sales. New initiatives are continuously introduced to help increase response rates, issue rates, and create a seamless customer experience. The juvenile insurance market is an important source of sales as well as a vehicle to reach the parents and grandparents of existing juvenile insureds, who are more likely to respond favorably to a direct to consumer solicitation for life insurance

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
coverage on themselves in comparison to the general adult population. Additionally, future offerings to parents and grandparents for adult and juvenile insurance are sources of lower acquisition-cost life insurance sales in the future.

DTC net sales increased 5% to $112 million in 2025, compared with $106 million for the same period a year ago. This increase is the result of new technology and improvement in conversion of customer inquiries into sales, as noted above, with the expectation that we are not incurring incremental underwriting risk. This Division has been focused on improving profitability and improving underwriting margin. In 2025, DTC’s underwriting margin, as a percent of premium, was 33%, compared with 29% in 2024. In 2025, the average monthly life premium issued for DTC adults was $18 as compared to $15 for the same period in the prior year.

The Liberty National Division is an exclusive agency that markets individual life insurance to middle-income households and worksite customers. Recent investments in new sales technologies as well as growth in agency middle management within the Division are expected to support increased sales. Underwriting margin increased 22% from the year ago period to $171 million and premium increased 5% to $390 million. The underwriting margin as a percent of premium increased to 44% in 2025, compared to 38% in 2024. In 2025, the average monthly life premium issued per policy was $45 as compared to $43 in 2024.

Below is the average producing agent count as of the indicated periods for the Liberty National Division. The average producing agent count is based on the actual count at the beginning and end of each week during the year.

	2025	2024	2023	2025 Change	%	2024 Change	%
Liberty National	3,846	3,664	3,229	182	5	435	13

The Liberty National Division's average producing agent count increased when compared with the prior-year comparable periods. This Division continues to execute a long-term plan to grow through expansion from small-town markets in the Southeast to more densely populated areas with larger pools of potential agent recruits and customers. Expansion of this Division’s presence in larger geographic cities with less penetrated areas will help create long-term sustainable agency growth. Additionally, the Division continues to help improve the ability of agents to develop new worksite business. A CRM platform and enhanced analytical capabilities have helped the agents develop additional worksite marketing and improve the productivity of agents selling in the individual life market. As this Division continues to gain momentum in its sales and recruiting initiatives through advances in technology and utilization of a CRM platform, it anticipates continued growth in recruiting activity, average producing agent count, and net sales.

The Other agency distribution channels primarily include non-exclusive independent agencies selling primarily life insurance. The Other distribution channels contributed $201 million of life premium income, or 6% of Globe Life's total life premium income in 2025, and contributed 2% of net sales for the year.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
HEALTH INSURANCE

Health insurance sold by the Company primarily includes Medicare Supplement insurance as well as retiree health insurance, accident coverage, and other limited-benefit supplemental health products such as cancer, critical illness, heart disease, accident, intensive care, and other health products.

Health premium accounted for 31% of our total premium in 2025, while the health underwriting margin accounted for 21% of total underwriting margin. Health underwriting margin increased to $390 million compared to $372 million in the prior year. While the Company continues to emphasize life insurance sales relative to health, due to life’s long-term profitability and its greater contribution to excess investment income, the health business provides a significant contribution to return on equity as it does not require a substantial amount of up-front capital.

The following table presents the summary of health insurance results. Further discussion of the results by distribution channel is included below.

Health Insurance
Summary of Results
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Premium	$1,526,750	100	$1,404,925	100	$1,318,773	100

Policy obligations	931,141	61	851,577	61	776,362	59
Required interest on reserves	(113,832)	(8)	(110,342)	(8)	(106,516)	(8)
Net policy obligations	817,309	53	741,235	53	669,846	51
Amortization of acquisition costs	59,897	4	52,224	3	50,598	4
Commission expense	173,490	11	158,869	11	150,192	11
Premium taxes	29,825	2	28,421	2	26,440	2
Non-deferred acquisition costs	56,101	4	51,753	4	43,760	3
Total expense	1,136,622	74	1,032,502	73	940,836	71
Insurance underwriting margin	$390,128	26	$372,423	27	$377,937	29

Health premium increased 9% in 2025 as compared to 2024. This increase was attributable to significant sales growth in our Medicare supplement plans as a result of what we believe is a consumer shift from Medicare Advantage plans to Medicare supplement plans during the current year. Premium growth in 2025 was also the result of Medicare supplement rate increases that went into effect in 2025 in addition to an increase in agent count and productivity on other health business. Refer to Note 6—Policy Liabilities for further discussion of the Company's annual assumptions review.

Consistent with the life segment, the Company also evaluates health underwriting margin on a normalized basis that excludes the impacts of annual assumptions unlocking recognized in policy obligations. Normalized health underwriting margin is a non-GAAP financial measure and should not be considered a substitute for GAAP underwriting margin. Management believes this measure provides useful supplemental information regarding underlying health underwriting performance by removing period specific assumption update effects.

On a normalized basis, health underwriting margin for 2025 was $387 million or 25% of premium, compared with $383 million or 27% of premium in 2024 and $373 million or 28% of premium in 2023. The percentage of premium decline primarily reflects higher claims experience and an increase in the proportion of overall health premium from United American. As with life, reported GAAP underwriting margin for all periods presented was affected by assumption unlocking as discussed above.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
The table below summarizes health underwriting margin by distribution channel for the last three years.

Health Insurance
Underwriting Margin by Distribution Channel
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
United American	$38,012	6	$47,964	8	$57,344	11
Family Heritage	174,942	37	146,478	34	135,691	34
Liberty National	102,399	54	106,033	56	105,317	56
American Income	72,348	58	67,912	55	74,668	62
Direct to Consumer	2,427	3	4,036	6	4,917	7
Total	$390,128	26	$372,423	27	$377,937	29

The following table presents Globe Life's health premium by distribution channel for the last three years.

Health Insurance
Premium by Distribution Channel
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$666,758	44	$591,774	42	$545,723	42
Family Heritage	468,063	31	427,654	30	396,209	30
Liberty National	190,468	12	190,381	14	187,934	14
American Income	124,947	8	123,123	9	120,332	9
Direct to Consumer	76,514	5	71,993	5	68,575	5
Total	$1,526,750	100	$1,404,925	100	$1,318,773	100

Premium related to limited-benefit supplemental health products comprises $851 million, or 56%, of the total health premiums for 2025, compared with $786 million, or 56%, in 2024. Premium from Medicare Supplement products comprises the remaining $676 million, or 44%, for 2025, compared with $619 million, or 44%, in 2024.

Annualized health premium in force was $1.65 billion at December 31, 2025, an increase of 12% from $1.48 billion a year earlier.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Presented below is a table of health net sales, an indicator of new business production, by distribution channel for each of the last three years.
Health Insurance
Net Sales by Distribution Channel
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$154,476	46	$80,296	33	$72,208	32
Family Heritage	120,311	36	105,623	43	96,093	43
Liberty National	32,741	10	33,001	13	33,155	15
American Income	18,937	6	21,103	9	18,124	8
Direct to Consumer	6,706	2	5,004	2	3,993	2
Total	$333,171	100	$245,027	100	$223,573	100

Health net sales related to limited-benefit supplemental health products comprise $207 million, or 62%, of the total health net sales for 2025, compared with $175 million, or 71%, in 2024. Medicare Supplement sales make up the remaining $126 million, or 38%, for 2025, compared with $70 million, or 29%, in 2024.

The following table discloses first-year collected health premium by distribution channel for the last three years.

 Health Insurance
First-Year Collected Premium by Distribution Channel
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
United American	$98,635	41	$87,190	40	$66,002	36
Family Heritage	90,828	38	79,934	36	72,362	39
Liberty National	27,536	11	28,114	13	25,608	14
American Income	18,939	8	19,740	9	17,633	9
Direct to Consumer	5,222	2	4,064	2	3,683	2
Total	$241,160	100	$219,042	100	$185,288	100

First-year collected premium related to limited-benefit supplemental health plans comprise $160 million, or 66% of total first-year collected premium for 2025, compared with $155 million, or 71%, in 2024. First-year collected premium from Medicare Supplement policies make up the remaining $81 million, or 34%, for 2025, compared with $64 million, or 29%, in 2024.

A discussion of health operations by distribution channel follows.

The United American Division consists of non-exclusive independent agents and brokers who may also sell for other companies. The United American Division was Globe Life's largest health Division in terms of health premium revenue, with net sales up 92% from the prior year.
This Division includes different units:

•UA General Agency, which primarily sells individual Medicare Supplement insurance through independent agents;
•Special Markets, which markets retiree health insurance to employer and union groups through brokers; and
•Globe Life Group Benefits, which offers group worksite supplemental limited benefit health insurance through brokers.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

The majority of the premium revenue comes from Medicare Supplement which has seen increased demand primarily due to changes in the Medicare Advantage market. Underwriting margin as a percent of premium for the Division was 6% in 2025 and 8% in 2024. The decline in underwriting margin as a percent of premium when compared to prior years is primarily attributable to increased claims utilization during the current year from Medicare Supplement. We adjust premium rates based upon an annual review of utilization and claim cost trends and submit rates for approval to the insurance department regulators and the new premium rates generally become effective in the following year on new business issued.

The Family Heritage Division is an exclusive agency that primarily markets individual limited-benefit supplemental health insurance to small to medium-sized businesses. Most of its policies include a return of premium feature, where premium paid is returned less any claims paid to the policyholder at the end of a specified period stated within the insurance policy. Underwriting margin as a percent of premium was 37% in 2025 and 34% in 2024.

The Division experienced a 14% rise in health net sales in 2025 as compared with 2024, primarily due to increased agent count and increased agent productivity. The Division will continue to implement incentive and retention programs to further these increases in the number of producing agents.

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

	2025	2024	2023	2025 Change	%	2024 Change	%
Family Heritage	1,527	1,399	1,334	128	9	65	5

The Liberty National Division represented 12% of all Globe Life health premium income in 2025. The Liberty National Division markets limited-benefit supplemental health products, consisting primarily of cancer, critical illness and accident insurance. Much of Liberty National’s health business is generated through worksite marketing targeting small businesses. Health premium at the Liberty National Division was $190 million in 2025, flat when compared with 2024. Liberty National's first-year collected premium was unchanged at $28 million when compared with the prior year. Health net sales fell 1% from 2024. Underwriting margin as a percent of premium was 54% in 2025, compared with 56% in 2024, primarily due to an increase in policy obligations in the current year.

While both the American Income Life Division and the Direct to Consumer Division primarily sell life insurance, they also market health products. The American Income Life Division primarily markets accident plans. The Direct to Consumer Division primarily markets Medicare Supplements to employer or union-sponsored groups. On a combined basis, these other channels accounted for 13% of health premium in 2025 and 14% in 2024.

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

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Excess Investment Income. The following table summarizes Globe Life's net investment income, excess investment income, and excess investment income per diluted common share.

Analysis of Excess Investment Income
(Dollar amounts in thousands except per share data)

	2025	2024	2023
Net investment income	$1,130,198	$1,135,631	$1,056,884
Interest on policy liabilities(1)	(991,805)	(971,227)	(926,502)
Excess investment income	$138,393	$164,404	$130,382

Excess investment income per diluted common share	$1.68	$1.83	$1.35

Mean invested assets (at amortized cost)	$21,534,153	$21,337,531	$20,411,093
Average insurance policy liabilities	17,920,587	17,527,857	16,772,861
(1)Interest on policy liabilities, at original rates, is a component of total policyholder benefits, a GAAP measure.

Excess investment income declined $26 million, or 16%, in 2025 when compared with 2024. In 2024, excess investment income increased $34 million, or 26%, when compared with 2023. Excess investment income per diluted common share was $1.68 during 2025, a decrease of 8% over the prior-year period ended 2024. Excess investment income per diluted common share was $1.83 during 2024, an increase of 36% over the period ended 2023. Excess investment income per diluted common share generally increases or decreases at a different pace than excess investment income because the number of diluted shares outstanding generally decreases from year to year as a result of our share repurchase program.

Net investment income increased at a compound annual growth rate of 4% over the three years ending 2025. Mean invested assets increased at a compound annual growth rate of 3% during the same period. The effective annual yield rate earned on the fixed maturity portfolio was 5.27% in 2025, compared to 5.26% in 2024. Generally, investment income grows at a slower rate than the assets when the yield on new investments is lower than the yield on dispositions or the average portfolio yield. It also increases at a faster rate than the assets when new investment yields exceed the yield on dispositions or the average portfolio yield. Net investment income declined in the current period due to lower growth in invested assets and lower earned yields on short-term investments, commercial mortgage loans, and limited partnerships compared to the prior year. Invested asset growth was constrained by the impact of reinsurance transactions and higher dividend distributions from the insurance subsidiaries to the Parent, which reduced cash retained at the insurance companies and, accordingly, funds available for new investment acquisitions. In addition to fixed maturities, the Company has also invested in commercial mortgage loans and limited partnerships with debt-like characteristics that diversify risk and enhance risk-adjusted, capital-adjusted returns on the portfolio. The earned yield on the Company's commercial mortgage loans for the year ended December 31, 2025 was 6.41%. The earned yield on limited partnership investments for the year ended December 31, 2025 was 7.56%. See additional information in Note 4—Investments. The following chart presents the growth in net investment income and the growth in mean invested assets.

	2025	2024	2023
Growth in net investment income	(0.5)%	7.5%	6.6%
Growth in mean invested assets (at amortized cost)	0.9%	4.5%	3.5%

Globe Life's net investment income benefits from higher interest rates on new investments. While increasing interest rates has resulted in a net unrealized loss from our available-for-sale debt securities included in accumulated other comprehensive income (loss) as of December 31, 2025, we are not concerned because we do not generally intend to sell, nor is it likely that we will be required to sell, the fixed maturities prior to their anticipated recovery.

Required interest on insurance policy liabilities reduces excess investment income, as it is the amount of net investment income necessary to cover the interest-related growth on insurance policy liabilities. As such, it is reclassified from the insurance segment to the investment segment.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
As discussed in Note 15—Business Segments, management regards this as a more meaningful analysis of the investment and insurance segments. Required interest is based on the original discount rate assumptions for our insurance policies in force.

The vast majority of our life and health insurance policies are fixed interest rate protection policies, not investment products, and are accounted for under current GAAP accounting guidance for long-duration insurance products which mandates that interest rate assumptions for a particular block of business be “locked in” for the life of that block of business. Each calendar year, we set the original discount rate to be used to calculate the benefit reserve liability for all insurance policies issued that year. The liability reported on the on the Consolidated Balance Sheets is updated in subsequent periods using current discount rates as of the end of the relevant reporting period with a corresponding adjustment to other comprehensive income.

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

Information about interest on policy liabilities is shown in the following table.

Required Interest on Insurance Policy Liabilities
(Dollar amounts in thousands)

	Required Interest	Average Net Insurance Policy Liabilities(2)	Average Discount Rate(1)
2025:
Life and Health	$959,707	$17,243,734	5.6%
Annuity	9,683	191,270	5.1
FHLB Funding Agreement	18,367	397,731	4.6
Deposit Funds	4,048	87,852	4.6
Total	$991,805	$17,920,587	5.5
Increase in 2025	2.1%	2.2%
2024:
Life and Health	$921,489	$16,502,133	5.6%
Annuity	28,769	640,506	4.5
FHLB Funding Agreement	16,525	295,089	5.6
Deposit Funds	4,444	90,129	4.9
Total	$971,227	$17,527,857	5.5
Increase in 2024	4.8%	4.5%
2023:
Life and Health	$879,217	$15,739,423	5.6%
Annuity	38,224	861,676	4.4
FHLB Funding Agreement	4,536	79,036	5.7
Deposit Funds	4,525	92,726	4.9
Total	$926,502	$16,772,861	5.5
(1)Reflects the average discount rate applicable to the current period, which is used to accrue interest on the insurance policy liabilities for each of the years presented.
(2)Average net insurance policy liabilities are net of accumulated other comprehensive income ("AOCI").

GL 2025 FORM 10-K

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

Despite our intent to hold fixed maturity investments for a long period of time, investments are occasionally sold, exchanged, called, or experience a credit loss event, resulting in a realized gain or loss. Gains or losses are only secondary to our core insurance operations of providing insurance coverage to policyholders. In a bond exchange offer, bondholders may consent to exchange their existing bonds for another class of debt securities. The Company also has investments in certain limited partnerships, held under the fair value option, with fair value changes recognized in Realized gains (losses) on the Consolidated Statements of Operations.

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

The following table summarizes our tax-effected realized gains (losses) by component for each of the three years ended December 31, 2025.

Analysis of Realized Gains (Losses), Net of Tax
(Dollar amounts in thousands, except for per share data)

	Year Ended December 31,
	2025		2024		2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Fixed maturities:
Sales(3)	$(9,617)	$(0.12)	$(9,290)	$(0.10)	$(59,463)	$(0.62)
Matured or other redemptions(1)	(8,726)	(0.10)	155	—	(1,604)	(0.02)
Provision for credit losses	(103)	—	(2,590)	(0.03)	(5,621)	(0.06)
Fair value option—change in fair value	(7,958)	(0.10)	(13,206)	(0.15)	11,931	0.12
Mortgages	(2,225)	(0.03)	(3,138)	(0.04)	(4,427)	(0.04)
Other investments	(1,297)	(0.01)	2,319	0.03	1,415	0.02
Total realized gains (losses)—investments	(29,926)	(0.36)	(25,750)	(0.29)	(57,769)	(0.60)
Other gains (losses)(2)	7,974	0.09	6,642	0.08	5,885	0.06
Total realized gains (losses)	$(21,952)	$(0.27)	$(19,108)	$(0.21)	$(51,884)	$(0.54)
(1)During the three years ended December 31, 2025, 2024, and 2023, the Company recorded $288.5 million, $105.6 million, and $50.9 million, respectively, of exchanges of fixed maturity securities (noncash transactions) that resulted in $(2.3) million, $0, and $(1.5) million, respectively, in realized gains (losses), net of tax.
(2)Other realized gains (losses) are primarily a result of changes in the fair value for assets held in connection with non-qualified deferred compensation plans.
(3)During the year ended December 31, 2023, the Company incurred a $52 million after-tax realized loss due to the disposal of holdings in Signature Bank New York and First Republic Bank as a result of the banks entering receivership.

GL 2025 FORM 10-K

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

Fixed Maturity Acquisitions Selected Information
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cost of acquisitions:
Investment-grade corporate securities	$727,259	$1,258,203	$967,588
Investment-grade municipal securities	114,621	94,658	572,654
Other securities	76,259	29,577	—
Total fixed maturity acquisitions(1)	$918,139	$1,382,438	$1,540,242

Effective annual yield (one year compounded)(2)	6.37%	5.93%	6.13%
Average life (in years, to next call)	29.7	29.4	18.0
Average life (in years, to maturity)	33.9	33.3	24.8
Average rating	A	A-	A
(1)Fixed maturity acquisitions included unsettled trades of $0 in 2025, $3.2 million in 2024, and $3.8 million in 2023.
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

During 2025 and 2024, acquisitions consisted primarily of corporate and municipal bonds with securities spanning a diversified range of issuers, industry sectors, and geographical regions. For the year ended December 31, 2025, we invested primarily in the industrial, financial, and utility sectors. For the entire portfolio, the taxable equivalent effective yield earned was 5.27%, up approximately 1 basis points from the yield in 2024. The increase in taxable equivalent effective yield was primarily due to new purchases at yields exceeding the yield on dispositions and the average portfolio yield.

New cash flow available for investment has been primarily provided through our insurance operations, cash received on existing investments, and proceeds from dispositions. Dispositions of fixed maturities were $937 million in 2025 and $1.42 billion in 2024. Dispositions in 2024 included $462 million related to a coinsurance agreement to cede a majority of annuity business to a third-party insurer that was entered into during 2024.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
In addition to the fixed maturity acquisitions, Globe Life invested in commercial mortgage loans and in other long-term investments. See Note—4 Investments for further discussion.

The following table summarizes Globe Life's other investment acquisitions of the following assets.

Other Investment Acquisitions
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024
Limited partnerships	$210,532	$238,812
Commercial mortgage loans	139,967	174,517
Common stock	3,197	19,869
Convertible notes	—	2,850
Company-owned life insurance	35,000	200,000
Total	$388,696	$636,048

Since fixed maturities represent such a significant portion of our investment portfolio, 87% of total amortized cost, net of allowance for credit losses, at December 31, 2025, the remainder of the discussion of portfolio composition will focus on fixed maturities. Selected information concerning the fixed maturity portfolio is as follows:

Fixed Maturity Portfolio Selected Information

	At December 31,
	2025	2024
Average annual effective yield(1)	5.29%	5.25%
Average life, in years, to:
Next call(2)	15.2	15.1
Maturity(2)	19.4	19.3
Effective duration to:
Next call(2,3)	8.7	8.8
Maturity(2,3)	10.5	10.6
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

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Credit Risk Sensitivity. The following tables summarize certain information about the major corporate sectors and security types held in our fixed maturity portfolio at December 31, 2025 and 2024.

Fixed Maturities by Sector
December 31, 2025
(Dollar amounts in thousands)

	Below Investment Grade				Total Fixed Maturities				% of Total Fixed Maturities
	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	At Amortized Cost, net	At Fair Value
Corporates:
Financial
Insurance - life, health, P&C	$7,978	$119	$—	$8,097	$2,898,137	$80,468	$(175,533)	$2,803,072	16	16
Banks	60,268	278	(2,738)	57,808	916,529	31,873	(37,643)	910,759	5	5
Other financial	74,975	—	(7,670)	67,305	1,167,521	21,764	(120,790)	1,068,495	6	6
Total financial	143,221	397	(10,408)	133,210	4,982,187	134,105	(333,966)	4,782,326	27	27
Industrial
Energy	44,500	55	(3,120)	41,435	1,313,734	50,113	(56,624)	1,307,223	7	7
Basic materials	41,620	—	(9,835)	31,785	1,116,746	29,964	(91,011)	1,055,699	6	6
Consumer, non-cyclical	—	—	—	—	2,092,995	23,547	(198,498)	1,918,044	11	11
Other industrials	25,000	—	(4,187)	20,813	1,096,807	27,723	(78,215)	1,046,315	6	6
Communications	20,258	263	(3,709)	16,812	800,452	16,981	(80,227)	737,206	4	4
Transportation	—	—	—	—	618,817	15,863	(30,939)	603,741	3	4
Consumer, cyclical	104,813	133	(19,375)	85,571	407,404	6,353	(44,746)	369,011	2	2
Technology	50,270	3,545	—	53,815	340,930	4,620	(65,103)	280,447	2	2
Total industrial	286,461	3,996	(40,226)	250,231	7,787,885	175,164	(645,363)	7,317,686	41	42
Utilities	58,199	110	(6,118)	52,191	2,093,010	71,582	(93,086)	2,071,506	11	12
Total corporates	487,881	4,503	(56,752)	435,632	14,863,082	380,851	(1,072,415)	14,171,518	79	81
States, municipalities, and political divisions:
General obligations	—	—	—	—	917,006	5,961	(179,707)	743,260	5	4
Revenues	1,961	—	(210)	1,751	2,468,427	20,994	(352,055)	2,137,366	13	12
Total states, municipalities, and political divisions	1,961	—	(210)	1,751	3,385,433	26,955	(531,762)	2,880,626	18	16
Other fixed maturities:
Government (U.S. and foreign)	—	—	—	—	456,618	299	(33,518)	423,399	2	2
Collateralized debt obligations	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	31,490	136	—	31,626	112,034	1,877	(112)	113,799	1	1
Total fixed maturities	$521,332	$4,639	$(56,962)	$469,009	$18,817,167	$409,982	$(1,637,807)	$17,589,342	100	100

GL 2025 FORM 10-K

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

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Corporate securities, which consist of bonds and redeemable preferred stocks, were the largest component of the fixed-maturity portfolio as of December 31, 2025, representing 79% of amortized cost, net, and 81% of fair value. The remainder of the portfolio is invested primarily in securities issued by the U.S. government and U.S. municipalities. The Company holds insignificant amounts in foreign government bonds, asset-backed securities, and mortgage-backed securities. Corporate securities are diversified over a variety of industry sectors and issuers. At December 31, 2025, the total fixed maturity portfolio consisted of 1,010 issuers.

Fixed maturities had a fair value of $17.6 billion at December 31, 2025, compared to $17.2 billion at December 31, 2024. The net unrealized loss position in the fixed-maturity portfolio decreased from $1.7 billion at December 31, 2024 to $1.2 billion at December 31, 2025 due to a change in market rates during the period.

For more information about our fixed-maturity portfolio by component at December 31, 2025 and December 31, 2024, including a discussion of allowance for credit losses, an analysis of unrealized investment losses, and a schedule of maturities, see Note 4—Investments.

An analysis of the fixed-maturity portfolio by composite quality rating at December 31, 2025 and December 31, 2024, is shown in the following tables. The company uses the NAIC designation for credit quality ratings. The NAIC designation is generally determined using the second lowest rating available from nationally recognized statistical rating organizations (“NRSRO”) when three or more ratings are available and the lowest rating when two or fewer rating are available. When NRSRO ratings are unavailable the rating may be assigned by the Securities Valuation Office (“SVO”) of the NAIC.

Fixed Maturities by Rating
At December 31, 2025
(Dollar amounts in thousands)

	Amortized Cost, net	% of Total	Fair Value	% of Total	Average Composite Quality Rating on Amortized Cost, net
Investment grade:
AAA	$955,561	5	$872,139	5
AA	3,455,082	18	2,941,349	16
A	6,016,228	32	5,778,006	33
BBB+	3,133,353	17	3,007,623	17
BBB	3,717,938	20	3,554,535	20
BBB-	1,017,673	5	966,681	6
Total investment grade	18,295,835	97	17,120,333	97	A

Below investment grade:
BB	452,809	3	410,286	3
B	64,364	—	54,774	—
Below B	4,159	—	3,949	—
Total below investment grade	521,332	3	469,009	3	BB
	$18,817,167	100	$17,589,342	100

Weighted average composite quality rating					A-

GL 2025 FORM 10-K

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

The overall quality rating of the portfolio is A-, the same as of year-end 2024. Fixed maturities rated BBB are 42% of the total portfolio at December 31, 2025, down from 46% at December 31, 2024. While this ratio may be high relative to our peers, it is at its lowest level since 2003 and we have limited exposure to higher-risk assets such as derivatives, equities, and asset-backed securities. Additionally, the Company does not participate in securities lending and has no off-balance sheet investments as of December 31, 2025. Of our fixed maturity purchases, BBB securities generally provide the Company with the best risk-adjusted, capital-adjusted returns largely due to our ability to hold securities to maturity regardless of fluctuations in interest rates or equity markets. Our allocation to BBB rated bonds has decreased over the past few years as we have found better risk-adjusted, capital-adjusted value in higher-rated bonds.

An analysis of changes in our portfolio of below-investment grade fixed maturities at amortized cost, net of allowance for credit losses, is as follows:

Below-Investment Grade Fixed Maturities
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$529,120	$529,511
Downgrades by rating agencies	130,225	101,018
Upgrades by rating agencies	(30,565)	(76,754)
Dispositions	(126,293)	(40,907)
Acquisitions	26,735	20,292
Provision for credit losses	(130)	(3,280)
Amortization and other	(7,760)	(760)
Balance at end of period	$521,332	$529,120

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Our investment policy calls for investing primarily in fixed maturities that are investment grade and meet our quality and yield objectives. Thus, the balance of below-investment grade issues is primarily the result of ratings downgrades of existing holdings. Below-investment grade bonds at amortized cost, net of allowance for credit losses, were 3% of total fixed maturities at amortized cost as of December 31, 2025.

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

The following table is an analysis of operating expenses for the three years ended December 31, 2025.

Operating Expenses Selected Information
(Dollar amounts in thousands)

	2025		2024		2023
	Amount	% of Premium	Amount	% of Premium	Amount	% of Premium
Insurance administrative expenses:
Salaries	$137,015	2.8	$129,369	2.8	$119,699	2.7
Other employee costs	41,609	0.8	36,176	0.8	35,905	0.8
Information technology costs	82,573	1.7	80,555	1.7	64,998	1.5
Legal costs	22,510	0.5	30,478	0.6	15,335	0.3
Other administrative costs	71,888	1.5	65,852	1.4	65,224	1.5
Total insurance administrative expenses	355,595	7.3	342,430	7.3	301,161	6.8

Parent company expense	14,182		12,400		10,866
Stock compensation expense	53,355		40,118		30,736
Legal proceedings	17,053		21,575		900
Other expenses	2,183		2,620		4,170
Total operating expenses, per Consolidated Statements of Operations	$442,368		$419,143		$347,833

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Total insurance administrative expenses increase (decrease) over prior year	$13,165	3.8	$41,269	13.7	$1,820	0.6
Total operating expenses increase (decrease) over prior year	23,225	5.5	71,310	20.5	(6,121)	(1.7)

Total operating expenses for December 31, 2025 increased in comparison with the prior year primarily due to increases in insurance administrative expenses as well as stock compensation. Insurance administrative expenses increased $13 million primarily due to higher employee costs, which include salaries and other costs. Insurance administrative expenses as a percent of premium were 7.3% for the year ended December 31, 2025 and 2024. Total operating expense for December 31, 2025, increased in comparison with the prior year primarily due to increases in insurance administrative expenses and costs associated with existing stock compensation plans.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
SHARE REPURCHASES

Globe Life has an ongoing share repurchase program that began in 1986. The share repurchase program is reviewed with the Board of Directors quarterly, and continues indefinitely unless and until the Board of Directors decides to suspend, terminate or modify the program. On November 18, 2024, the Board of Directors authorized the repurchase of up to $1.8 billion under the Company's existing share repurchase program. Management generally determines the amount of repurchases based on the amount of excess cash flows and other available sources after the payment of dividends to the Parent Company shareholders, general market conditions, and other alternative uses. At December 31, 2025, we had slightly more than $1.1 billion remaining under the authorization to repurchase. Since implementing our share repurchase program in 1986, we have used $11.0 billion to repurchase Globe Life Inc. common shares, after determining that the repurchases provide a greater risk-adjusted after-tax return than other alternatives and we expect to continue this program into the future.

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

The following table summarizes share repurchases for each of the last three years.

Analysis of Share Purchases
(Amounts in thousands)

	2025		2024		2023
Purchases with:	Shares	Amount	Shares	Amount	Shares	Amount
Excess cash flow at the Parent Company(1)	5,420	$685,151	10,086	$945,637	3,369	$380,103
Option exercise proceeds	1,469	189,669	501	48,026	1,080	127,155
Total	6,889	$874,820	10,587	$993,663	4,449	$507,258
(1)Excludes excise tax on the repurchase of treasury stock of $6 million in 2025, $8 million in 2024, and $4 million in 2023.

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

FINANCIAL CONDITION

Liquidity. Liquidity provides Globe Life with the ability to meet on demand the cash commitments required to support our business operations and meet our financial obligations. Our liquidity is primarily derived from multiple sources: positive cash flow from operations, a portfolio of marketable securities, pre-capitalized trust securities facility, a revolving credit facility, commercial paper, and advances from the Federal Home Loan Bank.

Insurance Subsidiary Liquidity. The operations of our insurance subsidiaries have historically generated substantial cash inflows in excess of immediate cash needs. Cash inflows for the insurance subsidiaries primarily include premium and investment income. In addition to investment income, maturities and scheduled repayments in the investment portfolio are cash inflows. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, and taxes. A portion of cash inflows in the current year will provide for the payment of future policy benefits and are invested primarily in long-term fixed maturities as they better match the long-term nature of these obligations. The subsidiary dividends are generally paid in amounts equal to the subsidiaries’ prior year statutory net income excluding net realized capital gains. While the insurance subsidiaries annually generate more operating cash inflows than cash outflows, the companies also have the entire available-for-sale fixed-maturity portfolio available to create additional cash flows if required. GL Re will pay dividends to the parent subject to limitations stipulated by the BMA.

Four of our insurance subsidiaries are members of the FHLB of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
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

	Year Ended December 31,
	(Amounts in Thousands)
	Projected 2026	2025	2024	2023
Liquidity Sources:
Dividends from Subsidiaries	$719,000	$815,741	$692,690	$459,535
Excess Cash Flows(1)	650,000	890,311	455,013	416,081
(1)Excess cash flows are reported gross of shareholder dividends. For the year ended December 31, 2025, 2024, and 2023, shareholder dividends were $86 million, $85 million, and $84 million, respectively.

For more information on the restrictions on the payment of dividends by subsidiaries, see the Restrictions section of Note 13—Shareholders' Equity. Although these restrictions exist, dividend availability from subsidiaries historically has been more than sufficient for the cash flow needs of the Parent Company.

Dividends from subsidiaries and excess cash flows are projected to be lower in 2026 than in 2025 primarily due to nonrecurring extraordinary dividends received of $192 million in late 2024 and $80 million in 2025 which increased excess cash flows in 2025. Additional sources of liquidity for the Parent Company are cash, intercompany receivables, intercompany borrowings, debt markets, term loans, pre-capitalized trust securities facility discussed below and a revolving credit facility. See Schedule II for more information. The credit facility is discussed below under the caption Short-Term Borrowings.

In 2025, we entered into a 30-year facility agreement (“Facility Agreement”) with a Delaware Trust (the “Trust”) formed by us in connection with the sale by the trust of $500 million pre-capitalized trust securities redeemable May 15, 2055 in a Rule 144A private placement. The Trust invested the proceeds from the sale of its securities in a portfolio of principal and interest strips of U.S. Treasury securities (the “Strips”).

The Facility Agreement provides us with the right to sell at any time to the Trust up to $500 million of our 6.580% Senior Notes due 2055 (the “6.580% Senior Notes”) in exchange for a corresponding amount of the Strips held by the Trust (the “Issuance Right”). Our capacity under the agreement is based on the value of the Strips which was $499 million as of December 31, 2025. We agreed to pay a semi-annual facility fee of 1.789% per annum on the unexercised portion of the Issuance Right.

The Company can redeem the 6.580% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At December 31, 2025, the Company had no senior note issuances under the Facility Agreement.

Short-Term Borrowings. An additional source of Parent Company liquidity is a credit facility with a group of lenders. The facility was amended on March 29, 2024, resulting in an increased capacity of $250 million. The facility allows for unsecured borrowings and stand-by letters of credit up to $1 billion, which could be increased up to $1.25 billion. While the Parent Company may request the increase, it is not guaranteed. The updated five-year credit agreement will mature on March 29, 2029. Up to $250 million in letters of credit can be issued against the facility. The facility serves as a backup line of credit for a commercial paper program under which commercial paper may be issued at any time, with total commercial paper outstanding not to exceed the facility maximum less any letters of credit issued. Interest charged on the commercial paper program resembles variable rate debt due to its short term nature. As of December 31, 2025, we had available $579 million of additional borrowing capacity under this facility, compared with $466 million a year earlier. Globe Life has consistently been able to issue commercial paper as needed during the three years ended December 31, 2025. As of December 31, 2025, the Parent Company was in full compliance with all covenants related to the aforementioned debt.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
As a part of the credit facility, Globe Life has stand-by letters of credit. These letters are issued among our insurance subsidiaries, one of which is an offshore captive reinsurer, and have no impact on company obligations as a whole. Any future regulatory changes that restrict the use of off-shore captive reinsurers might require Globe Life to obtain third-party financing, which could cause an increase in financing costs. On March 29, 2023, the letters of credit were amended to reduce the amount outstanding from $125 million to $115 million. The outstanding letters of credit remained at $115 million at December 31, 2025.

The Parent Company expects to have readily available funds for 2026 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiaries. In the unlikely event that more liquidity is needed, the Company could generate additional funds through multiple sources including, but not limited to, the issuance of debt, an additional short-term credit facility, and intercompany borrowings. Refer to Note 5—Commitments and Contingencies and the discussion surrounding the Company's obligations over the next five years. As noted above, the Parent Company had access to $76 million of liquid assets available as of December 31, 2025. This liquidity is available to the Company in the event additional funds are needed to support the targeted capital levels within our insurance subsidiaries.

Consolidated Liquidity. Consolidated net cash inflows provided from operations were $1.40 billion in 2025 and 2024. The Company sold shorter term securities and reinvested in longer term investments, extending duration and taking advantage of higher current interest rates during the year ended December 31, 2025. As noted under the caption Credit Facility in Note 12—Debt, the Parent Company has in place a revolving credit facility and a P-CAPS facility. The insurance companies have no additional outstanding credit facilities.

Cash and short-term investments were $459 million at the end of 2025, compared with $250 million at the end of 2024. In addition to these liquid assets, $17.6 billion (fair value at December 31, 2025) of fixed income securities are available for sale in the event of an unexpected need. Approximately $1.4 billion, at fair value, are pledged for outstanding FHLB advances and reinsurance. Further, approximately 98% of our fixed income securities are publicly traded, freely tradable under SEC Rule 144, or qualified for resale under SEC Rule 144A. While our fixed income securities are classified as available for sale, we have the ability and general intent to hold any securities to recovery or maturity. Our strong cash flows from operations, on-going investment maturities, and available liquidity under our credit facility, FHLB, and P-CAPS facility make any need to sell securities for liquidity highly unlikely.

Capital Resources. The Parent Company's capital structure consists of short-term debt (the commercial paper facility and current maturities of long-term debt), long-term debt, and shareholders’ equity. It does not include short-term FHLB borrowings, which are obligations of the insurance subsidiaries and typically repaid over the course of the year.

Debt: The carrying value of the long-term debt was $2.3 billion at December 31, 2025 and 2024. A complete analysis and description of long-term debt issues outstanding is presented in Note 12—Debt.

Financing costs consist primarily of interest on our various debt instruments. The table below presents the components of financing costs and reconciles interest expense per the Consolidated Statements of Operations.

Analysis of Financing Costs
(Dollar amounts in thousands)

	2025	2024	2023
Interest on funded debt	$94,431	$77,258	$72,641
Interest on term loan	15,240	13,823	7,684
Interest on short-term debt	26,900	35,979	21,958
Other	4,650	32	33
Financing costs	$141,221	$127,092	$102,316

In 2025, financing costs increased 11% compared with the prior year. The increase in financing costs is primarily due to higher average balances in the current year compared to the prior year due to the issuance of debt in the third quarter of 2024. More information on our debt transactions is disclosed in the Financial Condition section of this report and in Note 12—Debt.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis

Subsidiary Capital: The National Association of Insurance Commissioners has established a risk-based factor approach for determining threshold risk-based capital levels for all insurance companies. This approach was designed to assist the regulatory bodies in identifying companies that may require regulatory attention. A Risk-Based Capital ratio is typically determined by dividing adjusted total statutory capital by the amount of RBC determined using the NAIC’s factors. If a company’s RBC ratio approaches two times the RBC amount, the company must file a plan with the NAIC for improving its capital levels (this level is commonly referred to as “Company Action Level” RBC). Companies typically hold a multiple of the Company Action Level RBC depending on their particular business needs and risk profile.

Our goal is to maintain statutory capital within our insurance subsidiaries at levels necessary to support our current ratings. Globe Life targets a consolidated Company Action Level RBC ratio of 300% to 320%. The Company has concluded that this capital level is more than adequate and sufficient to support its current ratings, given the nature of its business and its risk profile. For 2025, our consolidated Company Action Level RBC ratio was 316%. The Parent Company is committed to maintaining the targeted consolidated RBC ratio at its insurance subsidiaries and has sufficient liquidity available to provide additional capital if necessary.

Our Bermuda-based insurance subsidiaries are subject to regulation in Bermuda and the BMA has capital requirements and solvency standards including limitations on dividends or distributions to shareholders, The minimum solvency margin that must be maintained by a Class C insurer is the greater of : (i) $0.5 million; or (ii) 1.5 percent of assets; or (iii) 25 percent of its enhanced capital requirement ("ECR") as reported at the end of the relevant year.

A Class C insurer is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its ECR, which is established by reference to either the Bermuda Solvency Capital Requirement ("BSCR") model or a Bermuda-approved internal capital model. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") equal to 120 percent of an insurer's ECR. The TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

We are in the process of completing Globe Life Re's capital and solvency return in respect of the year ended December 31, 2025, which includes the BSCR. We expect that Globe Life Re’s level of capitalization will exceed the minimum solvency margin and result in its statutory economic capital and surplus being in excess of the TCL.

Shareholder's Equity: As noted under the caption Analysis of Share Purchases within this report, we have an ongoing share repurchase program.

Globe Life has continually increased the quarterly dividend on its common shares over the past three years.

	Year Ended December 31,
	Projected 2026	2025	2024	2023
Quarterly dividend by annual year	$0.3300	$0.2700	$0.2400	$0.2250

Shareholders’ equity was $6.0 billion at December 31, 2025. This compares with $5.3 billion at December 31, 2024, an increase of $669 million or 13%. Shareholders' equity increased $819 million, or 18%, during 2024 from $4.5 billion in 2023.

During 2025, shareholders’ equity increased as a result of net income of $1.2 billion, but was offset by share repurchases of $685 million and an additional $190 million in share repurchases to offset the dilution from stock option exercises. Additionally, the balance of AOCI increased $258 million primarily due to increased interest rates and discount rates over the period. During 2024, shareholders' equity increased as a result of net income of $1.1 billion, offset by share repurchases of $946 million and an additional $48 million in share repurchases to offset the dilution from stock option exercises. In addition, the balance of AOCI increased $743 million due to changes in interest rates and discount rates over the 2024 period.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
We plan to use excess cash available at the Parent Company as efficiently as possible in the future. Excess cash flow, as we define it, results primarily from the dividends received by the Parent Company from its insurance subsidiaries less the interest paid on debt. The cash received by the Parent Company from our insurance subsidiaries is after they have made substantial investments during the year to grow the business. Possible uses of excess cash flow include, but are not limited to, share repurchases, acquisitions, shareholder dividend payments, subsidiary capital contributions, investments in securities, or repayment of short-term debt. We will determine the best use of excess cash after ensuring that targeted capital levels are maintained in our insurance subsidiaries. If market conditions are favorable, we currently expect that share repurchases will continue to be a primary use of those funds.

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

Financial Strength Ratings. The financial strength of our major insurance subsidiaries is rated by Standard & Poor’s and A. M. Best. The following table presents these ratings for our five largest insurance subsidiaries at December 31, 2025.

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

GL 2025 FORM 10-K

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

The following table illustrates the sensitivity of our liability for future policy benefits, including the corresponding pre-tax impact on OCI, and net income, as of December 31, 2025, to changes in cash flow assumptions. This information is useful in understanding the potential financial impact on our financial statements from changes in these items and the expected impact to our liability for future policy benefits. We could experience impacts that are more or less significant than noted in the following analysis; however the sensitivities provide insight regarding the direction and magnitude of those potential impacts.

At December 31, 2025
(Dollar amounts in thousands)
Assumptions	Sensitivity	Future policy benefits	OCI(1)	Net Income
Mortality	1% increase	$48,504	$(1,337)	$(47,167)
	1% decrease	(48,640)	(328)	48,967

Morbidity	5% increase	65,040	3,611	(68,651)
	5% decrease	(51,319)	(4,846)	56,165

Lapses	10% increase	(111,575)	15,880	95,695
	10% decrease	118,804	(17,724)	(101,080)

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
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

The following table illustrates the interest rate sensitivity of our liability for future policy benefits as of December 31, 2025. This table measures the effect of a parallel shift in discount rates on the liability. The data measures the change in reported value arising from an immediate change in rates in increments of 50 and 100 basis points, which would be recorded as a component of OCI.

Value of Liability for Future Policy Benefits
(Dollar amounts in thousands)

At December 31,
Change in Discount Rates(1)	2025
(200)	$27,523,393
(100)	22,707,449
(50)	20,809,077
0	19,169,687
50	17,744,418
100	16,497,497
200	14,429,228
        (1) In basis points.
Deferred Acquisition Costs. Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts, and are essential for the acquisition of new insurance business.

Deferred Acquisition Costs ("DAC") are amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs on the Consolidated Statements of Operations. The in force metric used to compute the DAC amortization rate is annualized premium in force. The assumptions used to amortize acquisition costs include mortality, morbidity, and lapses, and are consistent with those used in calculating the liability for future policy benefits.

Value of business acquired ("VOBA") is amortized on a basis that is consistent with DAC, as described above, and is subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized VOBA asset. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the reserve liability, is then compared with the unamortized balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future benefits.

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

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
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

Market Risk Sensitivity. Globe Life's investment securities are exposed to interest rate risk, meaning the effect of changes in financial market interest rates on the current fair value of the Company’s investment portfolio. Since 86% of the carrying value of our investments is attributable to fixed maturity investments and these investments are predominately fixed-rate investments, the portfolio is highly subject to market risk. Declines in market interest rates generally result in the fair value of the investment portfolio rising, and increases in interest rates cause the fair value to decline. Under normal market conditions, we are not concerned about unrealized losses that are interest rate driven since we would not expect to realize them. Globe Life does not generally intend to sell the securities prior to maturity and, likely, will not be required to sell the securities prior to recovery of amortized cost. The long-term nature of our insurance policy liabilities and strong operating cash-flow substantially mitigate any future need to liquidate portions of the portfolio.

The following table illustrates the interest rate sensitivity of our fixed maturity portfolio at December 31, 2025. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

Market Value of Fixed Maturity Portfolio
(Dollar amounts in thousands)

At December 31,
Change in Interest Rates(1)	2025
(200)	$21,383,000
(100)	19,376,000
0	17,589,000
100	15,992,000
200	14,561,000
        (1) In basis points.

GL 2025 FORM 10-K

GLOBE LIFE INC.
Management's Discussion & Analysis
Investments: Allowance for Credit Losses. We continually monitor our investment portfolio for investments where fair value has declined below carrying value to determine if a credit loss event has occurred. When a credit event does occur, an allowance for credit loss is recorded and the corresponding provision is recognized on the Consolidated Statements of Operations in Realized Gains or Losses. Non-credit related fluctuations in the fair value are recorded in Other Comprehensive Income. The policies and procedures that we use to evaluate and account for allowance for credit losses are disclosed in Note 1—Significant Accounting Policies and the discussions under the captions Investments and Realized Gains and Losses in this report. While every effort is made to make the best estimate of status and value with the information available regarding an allowance for credit loss, it is difficult to predict the future prospects of a distressed or impaired security.

Defined Benefit Pension Plans. We maintain funded defined benefit plans covering most full-time employees. We also have an unfunded nonqualified defined benefit plan covering a limited number of officers. Our obligations under these plans are determined actuarially based on specified actuarial assumptions. In accordance with GAAP, an expense is recorded each year as these pension obligations grow due to the increase in the service period of employees and the interest cost associated with the passage of time. These obligations are offset, at least in part, by the growth in value of the assets in the funded plans. At December 31, 2025, our gross liability under these plans was $677 million, but was offset by assets of $684 million.

The actuarial assumptions used in determining our obligations/expenses for pensions include: employee mortality and turnover, retirement age, the expected return on plan assets, projected salary increases, and the discount rate at which future obligations could be settled. Additionally, a corridor approach is used to amortize any unrecognized gains or losses outside the corridor (the standard 10% of the greater of plan PBO and fair value assets) and have an amortization service period of approximately nine years. These assumptions have an important effect on the pension obligation. A decrease in the discount rate will cause an increase in the pension obligation. A decrease in projected salary increases will cause a decrease in this obligation. Small changes in assumptions may cause significant differences in reported results for these plans. For example, a sensitivity analysis is presented below for the impact of change in the discount rate and the long-term rate of return on assets assumed on our defined benefit pension plans expense for the year 2025 and projected benefit obligation as of December 31, 2025.

Pension Assumptions
(Dollar amounts in thousands)

Assumption	Change(1)	Impact on Expense	Impact on Projected Benefit Obligation
Discount Rate(2):
Increase	25	$(962)	$(20,826)
Decrease	(25)	858	21,944
Expected Return(3):
Increase	25	(1,673)	—
Decrease	(25)	1,673	—
(1)In basis points.
(2)The discount rate for determining the net periodic benefit cost was 5.81% for 2025. The discount rate used for determining the projected benefit obligation as of December 31, 2025 was 5.81%.
(3)The expected long-term return rate assumed was 7.33% at December 31, 2025, and 7.18% in the prior year. Management considers both historical and future yields to determine the expected return.

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

GL 2025 FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is found under the heading Market Risk Sensitivity in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements Index

GL 2025 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globe Life Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

GL 2025 FORM 10-K

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 25, 2026

We have served as the Company’s auditor since 1999.

GL 2025 FORM 10-K

Globe Life Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	December 31,
	2025	2024
Assets:
Investments:
Fixed maturities—available for sale, at fair value (amortized cost: 2025—$18,820,464; 2024—$18,835,809, allowance for credit losses: 2025— $3,297; 2024— $10,395)	$17,589,342	$17,155,012
Mortgage loans	428,517	396,088
Policy loans	741,375	699,669
Other long-term investments (includes: 2025—$1,109,719; 2024—$986,766 under the fair value option)	1,396,064	1,235,759
Short-term investments	314,711	85,035
Total investments	20,470,009	19,571,563
Cash	144,704	165,325
Accrued investment income	272,818	269,791
Other receivables	768,592	691,907
Deferred acquisition costs	6,999,136	6,495,589
Goodwill	490,446	490,446
Other assets	1,667,987	1,391,560
Total assets	$30,813,692	$29,076,181
Liabilities:
Future policy benefits at current discount rates: (at original discount rates: 2025—$18,129,506; 2024—$17,552,564)	$19,169,687	$18,457,263
Unearned and advance premium	270,663	257,631
Policy claims and other benefits payable	540,832	532,832
Other policyholders' funds	532,047	468,604
Total policy liabilities	20,513,229	19,716,330
Current and deferred income taxes	859,628	731,255
Short-term debt	304,656	415,401
Long-term debt (estimated fair value: 2025—$2,225,320; 2024—$2,122,772)	2,320,793	2,324,251
Other liabilities	840,807	583,424
Total liabilities	24,839,113	23,770,661
Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, par value $1 per share—5,000,000 shares authorized; outstanding: 0 in 2025 and 2024	—	—
Common stock, par value $1 per share—320,000,000 shares authorized; outstanding: (2025—92,218,183 issued; 2024—97,218,183 issued)	92,218	97,218
Additional paid-in-capital	536,363	527,795
Accumulated other comprehensive income (loss)	(1,771,444)	(2,029,720)
Retained earnings	8,546,807	8,002,521
Treasury stock, at cost: (2025—13,125,082 shares; 2024—13,240,616 shares)	(1,429,365)	(1,292,294)
Total shareholders' equity	5,974,579	5,305,520
Total liabilities and shareholders' equity	$30,813,692	$29,076,181

See accompanying Notes to Consolidated Financial Statements.

GL 2025 FORM 10-K

Globe Life Inc.
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Life premium	$3,363,470	$3,261,347	$3,137,244
Health premium	1,526,750	1,404,925	1,318,773
Total premium	4,890,220	4,666,272	4,456,017
Net investment income	1,130,198	1,135,631	1,056,884
Realized gains (losses)	(27,788)	(24,188)	(65,676)
Other income	1,688	354	308
Total revenue	5,994,318	5,778,069	5,447,533

Benefits and expenses:
Life policyholder benefits(1)	1,924,929	2,000,977	2,050,789
Health policyholder benefits(2)	931,141	851,577	776,362
Other policyholder benefits	28,224	41,889	37,100
Total policyholder benefits	2,884,294	2,894,443	2,864,251

Amortization of deferred acquisition costs	447,760	410,001	379,700
Commissions, premium taxes, and non-deferred acquisition costs	642,700	600,753	559,167
Other operating expense	442,368	419,143	347,833
Interest expense	141,221	127,092	102,316
Total benefits and expenses	4,558,343	4,451,432	4,253,267

Income before income taxes	1,435,975	1,326,637	1,194,266
Income tax benefit (expense)	(274,737)	(255,875)	(223,511)
Net income	$1,161,238	$1,070,762	$970,755

Basic net income per common share	$14.27	$11.99	$10.21

Diluted net income per common share	$14.07	$11.94	$10.07
(1)Net of total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a gain (loss) of $192.2 million, $107.0 million, and $29.4 million for the year ended December 31, 2025, 2024, and 2023, respectively.
(2)Net of total remeasurement, including both the impact of assumption changes and the effect of actual to expected experience adjustments, resulting in a gain (loss) of $20.1 million, $(3.2) million, and $11.8 million for the year ended December 31, 2025, 2024, and 2023, respectively.

See accompanying Notes to Consolidated Financial Statements.

GL 2025 FORM 10-K

Globe Life Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,161,238	$1,070,762	$970,755

Other comprehensive income (loss):

Investments:
Unrealized gains (losses) on fixed maturities:
Unrealized holding gains (losses) arising during period	429,290	(630,042)	671,211
Other reclassification adjustments included in net income	14,714	3,764	80,238
Foreign exchange adjustment on fixed maturities recorded at fair value	(1,427)	3,469	(715)
Total unrealized investment gains (losses)	442,577	(622,809)	750,734
Less applicable tax (expense) benefit	(92,941)	130,787	(157,658)
Unrealized gains (losses) on investments, net of tax	349,636	(492,022)	593,076

Future Policy benefits:
Change in discount rate on future policy benefits	(142,514)	1,567,530	(731,883)
Less applicable tax (expense) benefit	29,928	(329,181)	153,696
Future policy benefit adjustments, net of tax	(112,586)	1,238,349	(578,187)

Foreign exchange translation:
Foreign exchange translation adjustments, other than securities	16,094	(33,516)	8,102
Less applicable tax (expense) benefit	(3,381)	7,040	(1,702)
Foreign exchange translation adjustments, other than securities, net of tax	12,713	(26,476)	6,400

Pension:
Amortization of pension costs	253	474	(390)
Plan amendments	—	(1,212)	—
Experience gain (loss)	10,522	29,659	(3,907)
Pension adjustments	10,775	28,921	(4,297)
Less applicable tax (expense) benefit	(2,262)	(6,073)	902
Pension adjustments, net of tax	8,513	22,848	(3,395)

Other comprehensive income (loss)	258,276	742,699	17,894
Comprehensive income (loss)	$1,419,514	$1,813,461	$988,649

See accompanying Notes to Consolidated Financial Statements.

GL 2025 FORM 10-K

Globe Life Inc.
Consolidated Statements of Shareholders' Equity
(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Year Ended December 31, 2023
Balance at January 1, 2023	$—	$105,218	$529,661	$(2,790,313)	$6,894,535	$(789,524)	$3,949,577
Comprehensive income (loss)	—	—	—	17,894	970,755	—	988,649
Common dividends declared ($0.90 per share)	—	—	—	—	(85,139)	—	(85,139)
Acquisition of treasury stock	—	—	—	—	—	(511,100)	(511,100)
Stock-based compensation	—	—	18,466	—	—	12,270	30,736
Exercise of stock options	—	—	—	—	(19,395)	133,475	114,080
Retirement of treasury stock	—	(3,000)	(15,653)	—	(281,943)	300,596	—
Balance at December 31, 2023	—	102,218	532,474	(2,772,419)	7,478,813	(854,283)	4,486,803

Year Ended December 31, 2024
Balance at January 1, 2024	—	102,218	532,474	(2,772,419)	7,478,813	(854,283)	4,486,803
Comprehensive income (loss)	—	—	—	742,699	1,070,762	—	1,813,461
Common dividends declared ($0.96 per share)	—	—	—	—	(84,539)	—	(84,539)
Acquisition of treasury stock	—	—	—	—	—	(1,002,109)	(1,002,109)
Stock-based compensation	—	—	22,277	—	(438)	18,279	40,118
Exercise of stock options	—	—	—	—	(6,358)	58,144	51,786
Retirement of treasury stock	—	(5,000)	(26,956)	—	(455,719)	487,675	—
Balance at December 31, 2024	—	97,218	527,795	(2,029,720)	8,002,521	(1,292,294)	5,305,520

Year Ended December 31, 2025
Balance at January 1, 2025	—	97,218	527,795	(2,029,720)	8,002,521	(1,292,294)	5,305,520
Comprehensive income (loss)	—	—	—	258,276	1,161,238	—	1,419,514
Common dividends declared ($1.08 per share)	—	—	—	—	(87,275)	—	(87,275)
Acquisition of treasury stock	—	—	—	—	—	(880,983)	(880,983)
Stock-based compensation	—	—	37,404	—	—	15,951	53,355
Exercise of stock options	—	—	—	—	(21,402)	185,850	164,448
Retirement of treasury stock	—	(5,000)	(28,836)	—	(508,275)	542,111	—
Balance at December 31, 2025	$—	$92,218	$536,363	$(1,771,444)	$8,546,807	$(1,429,365)	$5,974,579

See accompanying Notes to Consolidated Financial Statements.

GL 2025 FORM 10-K

Globe Life Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,161,238	$1,070,762	$970,755
Adjustments to reconcile net income to cash provided from operations:
Increase (decrease) in future policy benefits	582,136	731,417	834,366
Increase (decrease) in other policy benefits	21,124	19,268	5,448
Deferral of policy acquisition costs	(941,922)	(913,544)	(850,169)
Amortization of deferred policy acquisition costs	447,760	410,001	379,700
Change in current and deferred income taxes	98,887	77,930	101,448
Realized (gains) losses	27,788	24,188	65,676
Other, net	(620)	(17,582)	(24,799)
Cash provided from (used for) operating activities	1,396,391	1,402,440	1,482,425

Cash provided from (used for) investing activities:
Investments sold or matured:
Fixed maturities available for sale—sold	623,792	1,207,237	602,556
Fixed maturities available for sale—matured or other redemptions	313,676	214,442	250,652
Mortgage loans	65,724	54,157	44,004
Other long-term investments	128,281	43,362	151,262
Total investments sold or matured	1,131,473	1,519,198	1,048,474
Acquisition of investments:
Fixed maturities—available for sale	(921,339)	(1,379,238)	(1,536,409)
Mortgage loans	(139,817)	(174,665)	(158,823)
Other long-term investments	(247,052)	(459,660)	(155,700)
Total investments acquired	(1,308,208)	(2,013,563)	(1,850,932)
Net (increase) decrease in policy loans	(41,706)	(42,649)	(42,154)
Net (increase) decrease in short-term investments	(229,676)	(3,295)	32,381
Additions to property and equipment	(142,484)	(71,045)	(49,553)
Other investing activities	—	96	—
Investments in low-income housing interests	(53,017)	(30,258)	(64,365)
Cash provided from (used for) investing activities	(643,618)	(641,516)	(926,149)

Cash provided from (used for) financing activities:
Issuance of common stock	164,448	51,786	114,080
Cash dividends paid to shareholders	(86,067)	(85,485)	(84,116)
Repayment of debt	—	—	(165,612)
Proceeds from issuance of debt	—	530,000	170,000
Payment for debt issuance costs	(6,399)	(7,253)	(757)
Net borrowing (repayment) of commercial paper	102,638	(13,878)	32,961
Proceeds from commercial paper with original maturities greater than 90 days	487,610	484,726	—
Repayment of commercial paper with original maturities greater than 90 days	(700,993)	(372,011)	—
Acquisition of treasury stock	(880,983)	(1,002,109)	(511,100)
Amounts paid to reinsurer	—	(413,779)	—
Net receipts (payments) from deposit-type products	151,694	112,168	(96,943)
Cash provided from (used for) financing activities	(768,052)	(715,835)	(541,487)

Effect of foreign exchange rate changes on cash	(5,342)	17,080	(4,192)
Net increase (decrease) in cash	(20,621)	62,169	10,597
Cash at beginning of year	165,325	103,156	92,559
Cash at end of year	$144,704	$165,325	$103,156

See accompanying Notes to Consolidated Financial Statements.

GL 2025 FORM 10-K

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

Basis of Presentation: The accompanying consolidated financial statements of Globe Life have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), under guidance issued by the Financial Accounting Standards Board ("FASB"). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Investments: Globe Life classifies all of its fixed maturity investments as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of taxes, reflected directly in accumulated other comprehensive income ("AOCI"). Income from investments is recorded in "Net investment income" on the Consolidated Statements of Operations. Gains and losses from sales, maturities, or other redemptions of investments are recorded in "Realized gains (losses)." Gains and losses realized on the disposition of investments are determined on a specific identification basis. Interest income and prepayment fees are recognized when earned. Premiums and discounts are amortized using the effective yield method. When amortized cost of a callable debt security exceeds the first call price, the premium is amortized to the earliest call date. Otherwise, the period of amortization or accretion generally extends from the purchase date to the maturity date.

"Policy loans," which represent loans provided to policyholders using cash values as collateral, are carried at unpaid principal balances.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

"Mortgage loans" or commercial mortgage loans, are investments that may be either shared among investors or held solely by the Company, and accounted for as financing receivables. The commercial mortgage loans are managed by third parties. The Company purchased the legal rights to interests in commercial mortgage loans which are secured by properties such as hotels, retail, multiple family, or offices. The commercial mortgage loans typically have a term of 3 years with the option to extend up to 2 years. The commercial mortgage loans are recorded at unpaid principal balance, net of unamortized origination fees and net of allowance for loan losses. Interest income, net of the amortization of origination fees, is recorded in "Net investment income" under the effective yield method. Our unfunded commitment balance to the commercial loan borrowers was $21 million as of December 31, 2025.

"Other long-term investments" include investment funds, equity securities, company-owned life insurance ("COLI") and real estate. Investments in equity securities are reported at fair value with changes in fair value, net of taxes, reflected directly in "Realized gains (losses)" on the Consolidated Statements of Operations. COLI is reported at the cash surrender value; changes in the cash surrender value are recorded in net investment income. Investments in real estate are reported at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life.

The investment funds consist of limited partnerships whereby the Company has a minority pro-rata share of ownership. For each investment, the Company has elected the fair value option, but would have been otherwise accounted for as an equity method investment. The fair value option is assessed for each individual investment at the inception of the investment.

Each limited partnership investment is evaluated under applicable GAAP to determine if it is a variable interest entity ("VIE") and would qualify for consolidation. Primary beneficiaries are required to consolidate VIEs. The investments are not consolidated because the Company has no power to control the activities that most significantly affect the economic performance of these entities and therefore the Company is not the primary beneficiary of any of these interests. Globe Life's involvement is limited to its limited partnership interest in the entities. The Company has not provided any other financial support to the entities beyond its commitments to fund its limited partnership interests, and there are no arrangements or agreements with any of the interests to provide other financial support. The maximum loss exposure relative to these interests is limited to their carrying value and future commitments. The Company has approximately 3% of total assets in low-income housing tax credits and certain limited partnerships (investment funds) that qualify as unconsolidated VIEs.

The limited partnership investments are reported at the Company's pro-rata share of the investment fund's net asset value or its equivalent ("NAV"), as a practical expedient for fair value. Changes in the NAV are recorded in net income and increase the carrying value on the balance sheet. The amount of change in NAV attributable to the net operating results of the fund is recorded in "Net investment income" with the remaining balance of the change reflected in "Realized gains (losses)." Distributions received from the funds reduce the carrying value. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. The Company had $251 million of capital called during the year from existing investment funds, reducing our unfunded commitments. Our unfunded commitments were $558 million as of December 31, 2025.

"Short-term investments" include investments in interest-bearing assets with original maturities of twelve months or less.

GL 2025 FORM 10-K

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

The great majority of Globe Life's "Fixed maturities" are not actively traded and direct quotes are not generally available. Management therefore determines the fair values of these securities after consideration of data provided by third-party pricing services, independent broker/dealers, and other resources. At December 31, 2025, the Company's investments in fixed maturities were primarily composed of the following significant security types: corporate securities, state and municipal securities, U.S. government direct, guaranteed, and government-sponsored enterprises securities. The remaining security types represented approximately 1% of the total in the aggregate.

Approximately 98% of the fair value of "Fixed maturities" reported at December 31, 2025 was determined using data provided by third-party pricing services. Prices provided by these services are not binding offers but are estimated exit values. Third-party pricing services use proprietary pricing models to determine security values by discounting cash flows using a market-adjusted spread to a benchmark yield.

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

GL 2025 FORM 10-K

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

The fair values of Globe Life's long and short-term debt issues are based on the same methodology as investments in fixed maturities. At December 31, 2025, observable inputs were available for these debt securities and as such were classified as Level 2 in the valuation hierarchy. The fair value for each debt instrument as of December 31, 2025 is disclosed in Note 12—Debt.

As described in Note 10—Postretirement Benefits, Globe Life maintains a nonqualified supplemental retirement plan. Accordingly, the assets that support the liability for this plan are considered general assets of the Company. These assets consist of the cash value of company-owned life insurance policies and exchange traded funds ("ETFs"). Fair values for the ETFs are derived from direct quotes and are considered Level 1 in the fair value hierarchy.

Current Expected Credit Loss Reserve (fixed maturities): At the onset of the evaluation, the Company individually assesses each fixed maturity, on a quarterly basis, to determine whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria are met, the Company will write down the fixed maturity's amortized cost basis to fair value through "Realized gains (losses)."

If neither of the aforementioned criteria are met, the Company will evaluate whether the decline in fair value has resulted from a credit event. The Company will evaluate many factors, as further described below, to determine the present value of the expected cash flows. A credit loss occurs when the present value of the expected cash flows is less than the amortized cost basis.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

This will result in the recording of an allowance for credit losses as a contra asset account to the amortized cost basis with an offsetting provision for credit losses in "Realized gains (losses)" on the Consolidated Statements of Operations. Additionally, the current expected credit loss ("CECL") methodology includes a fair value floor where the allowance for credit loss for a security cannot exceed the difference between fair value and amortized cost. When it is determined that there is not a credit loss, the decline in fair value is recognized in Other Comprehensive Income.

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
•The financial condition of the issuer and the prospects for recovery in fair value of the security; and
•Expected future cash flows.

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
•Default on a required payment; and
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

GL 2025 FORM 10-K

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

If management determines that foreclosure of a particular property is probable, or determines the loan is collateral dependent, the company may elect the practical expedient for an individual mortgage loan to estimate the expected credit losses, which are based on the fair value of the property less amortized cost, adjusted for selling and other associated costs. See Note 4—Investments for current activity.

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

"Accrued investment income" also consists of interest income earned on the commercial mortgage loan portfolio, but which is yet to be received as of the balance sheet date. Accrued investment income will be placed in non-accrual status at the time the loan is 90 days delinquent or otherwise deemed to be uncollectible by management. Accrued investment income that is deemed to be uncollectible will be written off. As of December 31, 2025, the accrued interest receivable for commercial mortgage loans was $2.4 million. Mortgage loans generally pay interest monthly, therefore accrued interest is typically for a period of less than 30 days.

As a practical expedient, the Company excludes the accrued investment income from the amortized cost basis of the investment and separately reports it in another financial statement line item, "Accrued investment income." Accordingly, the amount will be excluded from disclosures within Note 4—Investments.

Other Receivables: Agent debit balances primarily represent commissions advanced to insurance agents, a common industry practice. Generally, commissions are paid to an agent when due over the life of a policy as premiums are paid. However, when an agent sells a policy, the agent may qualify to have their commissions (primarily first-year commissions) paid in advance of when commissions are earned. When the commissions are advanced to the agent, the collection of the advance is made for as long as the policy stays in force or until fully repaid. To the extent an advance is made, we will generally advance up to 65% of first year commissions. This creates an agent debit balance which is classified within “Other receivables.” These balances are repaid to the Company over time, generally one year, as the premiums associated with the advanced commissions are collected by the Company and a portion of the agents' commissions on such premiums are retained in order to repay the balances. If an agent has an agent debit balance with the Company, commissions earned by that agent are generally first applied to reduce the amounts owed to the Company. Any excess will be paid to the agent in cash. The balances were $591 million at December 31, 2025 and $542 million at December 31, 2024. While there is a susceptibility to loss should an agent terminate or excessive policy lapses occur, the ability of the Company to continue to collect an agent's commission over time from in force policies reduces the Company's exposure to loss.

The Company has a very low inherent risk with regard to the collection of agent debit balances and views these balances as recoverable since they are, in aggregate, less than the estimated present value of future commissions discounted at a conservative rate which includes assumptions for lapses and mortality. The Company’s security, or collateral, is in the form of future commission streams collected over the life of the policies sold by the respective agents, which ultimately revert to the Company in the event an agent is terminated. The Company evaluated the agent debit balances on a pool basis to determine the allowance for credit losses, as the loans have similar characteristics. A provision for credit losses will be recorded in "Realized gains (losses)" on the Consolidated

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Statements of Operations and the asset balance will be reflected in agent debit balances, net of allowance for credit losses ("Other receivables"). The allowance for credit losses was $1.4 million at December 31, 2025 and 2024.

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

Deferred Acquisition Costs: Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts, and are essential for the acquisition of new insurance business. Deferred acquisition costs are directly related to the successful issuance of an insurance contract, and primarily include sales commissions, policy issue costs, direct to consumer advertising costs, and underwriting costs. Additionally, DAC includes the value of business acquired, which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed, compared against the assets and liabilities for insurance contracts that the company issues or holds measured in accordance with GAAP.

DAC is amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs on the Consolidated Statements of Operations. The in force metric used to compute the DAC amortization rate is annualized premium in force. The assumptions used to amortize acquisition costs include mortality, morbidity, and lapses. These assumptions are reviewed at least annually and revised in conjunction with any change in the future policy benefit assumptions. The effect of changes in the assumptions are recognized over the remaining expected contract term as a revision of future amortization amounts.

VOBA is amortized on a basis that is consistent with DAC, as described above, and is subject to periodic recoverability and loss recognition testing to determine if there is a premium deficiency. These tests evaluate whether the present value of future contract-related cash flows will support the capitalized VOBA asset. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the liability for future policy benefits, is then compared with the unamortized balance. In the event the estimated present value of net cash flows is less, the deficiency would be recognized by a charge to earnings and either a reduction of unamortized acquisition costs or an increase in the liability for future policy benefits. Refer to Note 7—Deferred Acquisition Costs.

Advertising Costs: Costs related to advertising are generally charged to expense as incurred. However, certain Direct to Consumer advertising costs are capitalized when there is a reliable and demonstrated relationship between total costs and future benefits that is a direct result of incurring these costs. Advertising costs consist primarily of internet advertising costs and the production and distribution costs of direct mail advertising materials, and when capitalized are included as a component of DAC. Additionally, they are amortized in the same manner as other DAC. Advertising costs charged to earnings and included in commissions, premium taxes, and non-deferred acquisition costs were $7.1 million, $15.7 million, and $19.2 million in 2025, 2024, and 2023, respectively. Unamortized capitalized advertising costs included within DAC were $1.62 billion at December 31, 2025 and $1.60 billion at December 31, 2024.

Goodwill: The excess cost of a business acquired over the fair value of net assets acquired is reported as goodwill. In accordance with the guidance, goodwill is subject to impairment testing on an annual basis, or whenever potential impairment triggers occur. Impairment testing involves the performance of a qualitative analysis, which involves assessing current events and circumstances to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event the fair value is less than the carrying value, further testing is required to determine the amount of impairment, if any. If there is an impairment in the goodwill of any reporting unit, it is written down and charged to earnings in the period of the test. Globe Life tests its goodwill annually as of June 30th for each of the years 2023 through 2025. The Company's goodwill was not impaired in any of those periods.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The Company completed the acquisition of Evry Health during 2024 resulting in an increase in goodwill of $8.7 million.

Low-Income Housing Tax Credit Interests: Globe Life invests in limited partnerships that provide low-income housing tax credits and other related federal income tax benefits to the Company. Globe Life holds passive interests in limited partnerships that provide investment returns through the provision of tax benefits (principally from the transfer of federal or state tax credits related to federal low-income housing). These investments are considered to be VIEs and do not qualify for consolidation. The carrying value of the Company's investment in these entities was $476 million and $270 million at December 31, 2025 and 2024, respectively, and was included in "Other assets" on the Consolidated Balance Sheets. As of December 31, 2025, Globe Life was obligated under future commitments of $255 million, which are recorded in "Other liabilities." For guaranteed investments acquired prior to January 1, 2015, the Company utilizes the effective-yield method of amortization, while the proportional method of amortization is utilized for all non-guaranteed and guaranteed investments acquired on or after January 1, 2015. All net amortization expense and income tax benefits are recorded in "Income tax benefit (expense)" on the Consolidated Statements of Operations for federal low-income housing investments, while tax benefits associated with state low-income housing investments are recorded in "Commissions, premium taxes, and non-deferred acquisition costs".

Property and Equipment: Property and equipment, included in “Other assets,” is reported at cost less accumulated depreciation. Depreciation is recorded primarily on the straight line method over the estimated useful lives of these assets which range from three to fifteen years for equipment and software, and fifteen to forty years for buildings and improvements. Ordinary maintenance and repairs are charged to income as incurred. Impairments, if any, are recorded when certain events and circumstances become evident that the fair value of the asset is less than its carrying amount. Original cost of property and equipment was $615 million at December 31, 2025 and $527 million at December 31, 2024. Accumulated depreciation was $245 million at the end of 2025 and $242 million at the end of 2024. Depreciation expense was $30 million in 2025, $27 million in 2024, and $21 million in 2023. Internally developed software costs are expensed as incurred in the preliminary project phase and post-implementation phase, and are capitalized during the application development stage. Additionally, implementation costs incurred in a hosting arrangement that is a service contract are capitalized. See below for a breakout of the net balance by asset class for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Property and equipment, net of accumulated depreciation:
Company occupied real estate	$122,411	$36,656
Data processing equipment	245,357	219,614
Transportation equipment	—	26,346
Furniture and equipment	1,765	1,656
Total property and equipment, net of depreciation	$369,533	$284,272

On July 3, 2025, Globe Life Inc. completed the acquisition of real estate located in McKinney, Texas for total consideration of $80 million. The acquisition was executed in order to support Company growth and efficiency through modern technological infrastructure and centralized operations. The acquisition includes land, a building structure, parking garage and building improvements. The transaction was executed pursuant to a purchase agreement and is accounted for as an asset acquisition. The purchase price was allocated based upon the relative fair value of land, building and building improvements. The building is being depreciated over its estimated useful life of 40 years on a straight-line basis and recorded as part of other operating expense on the Consolidated Statement of Operations. The Company expects to utilize the facility for its own operational needs.

As of the date of this filing, the current occupied facility does not qualify for held for sale classification and no impairment indicators have been identified.

Future Policy Benefits: The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 93% of the total liability for future policy benefits. The liability is

GL 2025 FORM 10-K

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

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Reinsurance and Recapture: In the normal course of business, Globe Life insurance subsidiaries will enter into reinsurance agreements to limit their exposure to the risk of loss as well as enhance their capital position. To qualify for reinsurance accounting in accordance with applicable guidance, the assuming company (reinsurer) must have the “reasonable possibility” that it may realize a “significant loss.” In instances where the ceding company does not transfer significant insurance risk to the reinsurer, deposit accounting is utilized. Any risk charges payable related to reinsurance agreements where deposit accounting is applicable are recorded within "Other liabilities" on the Consolidated Balance Sheets. Any balances due to the Company under the terms of the reinsurance agreement are recorded as a reinsurance recoverable within "Other assets" on the Consolidated Balance Sheets. Any ceding commission due to the Company under the terms of the reinsurance agreement are recorded in income over the remaining life of the ceding contracts.

On March 6, 2025, the Company entered into a coinsurance transaction with funds withheld agreement with a third-party reinsurer with an agreement effective date of January 1, 2025. Under the terms of the agreement Globe Life ceded 100% of the liabilities, net of existing reinsurance, associated with certain term and whole life insurance policies. Reserves ceded under this agreement were $458 million. The contract is accounted for under deposit accounting as it did not pass the risk transfer requirements for reinsurance treatment on a GAAP basis. Since the agreement is subject to deposit accounting and meets the right of offset conditions outlined in the accounting policy the Company recorded the initial coinsurance, ceding commission and funds withheld balance on a net basis. At inception, no cash was exchanged between the parties and subsequently, a risk charge was recorded as a component of "Net investment income" on the Consolidated Statement of Operations, with net cash settlements occurring quarterly between the parties.

On March 31, 2025, the Company entered into a recapture and termination agreement with a third-party reinsurer to recapture certain policies that had previously been ceded under a reinsurance agreement dated November 12, 2001. The recapture was executed to accomplish common objectives between the Company and the reinsurer. As a result of the transaction, the Company received net proceeds of $39 million, which are reflected as operating cash flows on the Consolidated Statement of Cash Flows. The Company also recognized a gain of approximately $14 million in policyholder benefits on the Consolidated Statement of Operations.

The Company’s U.S. insurance subsidiaries entered into an affiliated 100% quota share coinsurance agreement with Globe Life Re Ltd, a Bermuda-domiciled reinsurer, effective December 1, 2025, under which certain in force whole life and term life policies were ceded to GL Re. In connection with the transaction, the affiliates transferred assets of $1.2 billion to a Regulation 114 Trust for their benefit, with the fair value equal to the statutory reserves on the reinsured business. GL Re accounts for the arrangement as assumed reinsurance and recognize assumed reserves and related deferred acquisition costs in accordance with Globe’s direct long-duration insurance accounting policies. Since GL Re and affiliates are under common control the effect of the affiliated reinsurance transaction is eliminated in the accompanying consolidated financial statements of Globe Life.

In the fourth quarter of 2024, the Company entered into a coinsurance agreement to cede a majority of its annuity business to a third-party reinsurer. The annuity reserves ceded totaled $462 million. The pre-tax ceding commission under the agreement was approximately $50 million and is being recognized into income over the remaining life of the ceded contracts. Amounts paid to the reinsurer upon entering into the coinsurance agreement were $413 million, which were reflected as a cash outflow within financing activities in the Consolidated Statement of Cash Flows. The underlying policies ceded are deposit-type contracts and the coinsurance agreement transfers only timing risk to the reinsurer. Net amounts paid to the reinsurer and reimbursements for losses after inception of the coinsurance agreement are reported as financing activities within "Net receipts (payments) from deposit-type products." Under the terms of the agreement, the assuming company will be required to maintain assets in trust at 105% of reserves.

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

GL 2025 FORM 10-K

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

Recognition of Premium Revenue: Premium income for traditional long-duration life and health insurance products is recognized evenly over the contract period and when due from the policyholder. Premiums for short-duration health contracts are recognized as revenue over the contract period in proportion to the insurance protection provided. Premiums for universal life-type and annuity contracts are added to the policy account value, and revenues for such products are recognized as charges to the policy account value for mortality, administration, and surrenders (retrospective deposit method). Life premium includes policy charges of $11.7 million, $12.3 million, and $12.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Other premium consists of annuity policy charges in each year. For limited-payment life insurance products, the profits are recognized over the contract period.

Commission, Premium Taxes, and Non-Deferred Acquisition Costs: Commissions represent commission-related amounts that are not deferred. Premium taxes are taxes incurred on premiums written within a state jurisdiction. Non-deferred acquisition costs relate to expenses incurred in the selling or issuing of business which are non-deferrable.

	2025	2024	2023
Commissions	$342,189	$317,576	$295,877
Premium taxes	97,966	96,790	91,021
Non-deferred acquisition costs	202,545	186,387	172,269
Total	$642,700	$600,753	$559,167

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

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

A summary of assumptions for options granted in each of the three years 2023 through 2025 is as follows:

	2025	2024	2023
Volatility factor	29.9%	22.0%	23.0%
Dividend yield	0.8%	0.7%	0.7%
Expected term (in years)	5.13	5.10	5.10
Risk-free rate	4.0%	4.3%	4.1%

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

Stock-based compensation expense is included in “Other operating expense” on the Consolidated Statements of Operations. Globe Life management views all stock-based compensation expense as part of insurance administration expense and, therefore, presents as such in its segment analysis. More information concerning the Company's segments is provided in Note 15—Business Segments.

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

Accounting Pronouncements Adopted in the Current Year: ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, adds disclosure requirements to disaggregate information related to the effective tax rate reconciliation and information on income taxes paid. The disclosures enhance the assessment of an entity’s operations and related tax risks.

This standard is effective for the Company for annual periods beginning on January 1, 2025, and has been implemented on a prospective basis. The standard did not have a material impact on the consolidated financial statements. The guidance requires only additional disclosure, and as a result there has been no effects on our financial position, results of operations or cash flows.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Accounting Pronouncements Yet to be Adopted: ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, adds disclosure requirements to disaggregate information related to an entity's income statement. The disclosures will allow for enhanced transparency of an entity's expenses.

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

The updated guidance also requires the application of disclosure requirements in ASC 360 (Plant, Property, and Equipment) for all capitalized costs regardless of presentation in the financial statements. This standard is effective for the Company for annual periods beginning on January 1, 2028 and interim periods within the annual reporting periods. The Company is evaluating the standard.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 2—Statutory Accounting

U.S. based life insurance subsidiaries of Globe Life are required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from GAAP. Consolidated net income and shareholders’ equity (capital and surplus) on a statutory basis for the insurance subsidiaries were as follows:

	Net Income			Shareholders’ Equity
	Year Ended December 31,			At December 31,
	2025	2024	2023	2025	2024
U.S. Life insurance subsidiaries	$748,754	$688,665	$434,952	$1,614,929	$1,690,663

The excess, if any, of shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution by the insurance subsidiaries to the Parent Company without regulatory approval. Insurance subsidiaries’ statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $590 million at December 31, 2025. More information on the restrictions on the payment of dividends can be found in Note 13—Shareholders' Equity.

The Company's statutory financial statements are presented on the basis of accounting practices prescribed by the insurance department of the state of domicile of each insurance subsidiary. While all states have adopted the National Association of Insurance Commissioners’ ("NAIC") statutory accounting practices ("NAIC SAP") as the basis for statutory accounting, certain states have retained prescribed practices of their respective insurance code or administrative code which can differ from NAIC SAP. For Globe Life's life insurance companies, there are no significant differences between NAIC SAP and the accounting practices prescribed by the states of domicile.

Our Bermuda-based insurance subsidiaries are subject to regulation in Bermuda and the BMA has capital requirements and solvency standards including limitations on dividends or distributions to shareholders, The minimum solvency margin that must be maintained by a Class C insurer is the greater of : (i) $0.5 million; or (ii) 1.5 percent of assets; or (iii) 25 percent of its enhanced capital requirement ("ECR") as reported at the end of the relevant year.

A Class C insurer is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its ECR, which is established by reference to either the Bermuda Solvency Capital Requirement ("BSCR") model or a Bermuda-approved internal capital model. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") equal to 120 percent of an insurer's ECR. The TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

We are in the process of completing Bermuda subsidiaries capital and solvency return in respect to the year ended December 31, 2025, which includes the BSCR. We expect that our Bermuda subsidiaries' level of capitalization will exceed the minimum solvency margin and result in its statutory economic capital and surplus being in excess of the TCL. Statutory capital and surplus of our Bermuda subsidiaries, based on Bermuda statutory accounting practices, was $609.8 million and $142.5 million at December 31, 2025 and 2024, respectively.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 3—Supplemental Information about Changes to Accumulated Other Comprehensive Income

Components of Accumulated Other Comprehensive Income: An analysis of the change in balance by component of Accumulated Other Comprehensive Income is as follows for each of the years 2023 through 2025:

	Available for Sale Assets	Future Policy Benefits	Foreign Exchange	Pension Adjustments	Total
For the year ended December 31, 2023:
Balance at January 1, 2023	$(1,420,672)	$(1,369,204)	$(1,681)	$1,244	$(2,790,313)
Other comprehensive income (loss) before reclassifications, net of tax	529,688	(578,187)	6,400	(3,087)	(45,186)
Reclassifications, net of tax	63,388	—	—	(308)	63,080
Other comprehensive income (loss)	593,076	(578,187)	6,400	(3,395)	17,894
Balance at December 31, 2023	(827,596)	(1,947,391)	4,719	(2,151)	(2,772,419)

For the year ended December 31, 2024:
Other comprehensive income (loss) before reclassifications, net of tax	(494,996)	1,238,349	(26,476)	22,474	739,351
Reclassifications, net of tax	2,974	—	—	374	3,348
Other comprehensive income (loss)	(492,022)	1,238,349	(26,476)	22,848	742,699
Balance at December 31, 2024	(1,319,618)	(709,042)	(21,757)	20,697	(2,029,720)

For the year ended December 31, 2025:
Other comprehensive income (loss) before reclassifications, net of tax	338,012	(112,586)	12,713	8,312	246,451
Reclassifications, net of tax	11,624	—	—	201	11,825
Other comprehensive income (loss)	349,636	(112,586)	12,713	8,513	258,276
Balance at December 31, 2025	$(969,982)	$(821,628)	$(9,044)	$29,210	$(1,771,444)

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Reclassification adjustments: Reclassification adjustments out of accumulated other comprehensive Income are presented below for the three years ended December 31, 2025.

	Year Ended December 31,			Affected line items in the Statement of Operations
Component Line Item	2025	2024	2023
Unrealized investment (gains) losses on available for sale assets:
Realized (gains) losses	$23,348	$14,843	$84,416	Realized (gains) losses
Amortization of (discount) premium	(8,634)	(11,079)	(4,178)	Net investment income
Total before tax	14,714	3,764	80,238
Tax	(3,090)	(790)	(16,850)	Income taxes
Total after-tax	11,624	2,974	63,388
Pension adjustments:
Amortization of prior service cost	1,168	1,071	1,075	Other operating expense
Amortization of actuarial (gain) loss	(915)	(597)	(1,465)	Other operating expense
Total before tax	253	474	(390)
Tax	(52)	(100)	82	Income taxes
Total after-tax	201	374	(308)
Total reclassification (after-tax)	$11,825	$3,348	$63,080

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4—Investments

Portfolio Composition: Summaries of fixed maturities available for sale by amortized cost, fair value, and allowance for credit losses at December 31, 2025 and 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows. Redeemable preferred stock is included within "Corporates, by sector."

	At December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$409,170	$—	$161	$(25,478)	$383,853	2
States, municipalities, and political subdivisions	3,385,433	—	26,955	(531,762)	2,880,626	16
Foreign governments	47,448	—	138	(8,040)	39,546	—
Corporates, by sector:
Industrials	7,787,885	—	175,164	(645,363)	7,317,686	42
Financial	4,982,187	—	134,105	(333,966)	4,782,326	27
Utilities	2,093,010	—	71,582	(93,086)	2,071,506	12
Total corporates	14,863,082	—	380,851	(1,072,415)	14,171,518	81
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	115,331	(3,297)	1,877	(112)	113,799	1
Total fixed maturities	$18,820,464	$(3,297)	$409,982	$(1,637,807)	$17,589,342	100
(1)Amount reported in the balance sheet.
(2)At fair value.

	At December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)	% of Total Fixed Maturities(2)
Fixed maturities available for sale:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$401,753	$—	$1	$(42,794)	$358,960	2
States, municipalities, and political subdivisions	3,300,901	—	20,662	(534,759)	2,786,804	16
Foreign governments	36,883	—	18	(8,870)	28,031	—
Corporates, by sector:
Industrials	7,889,074	(7,098)	105,610	(805,330)	7,182,256	42
Financial	5,006,375	—	82,598	(413,043)	4,675,930	27
Utilities	2,081,366	—	39,716	(118,007)	2,003,075	12
Total corporates	14,976,815	(7,098)	227,924	(1,336,380)	13,861,261	81
Collateralized debt obligations	36,923	—	5,943	—	42,866	—
Other asset-backed securities	82,534	(3,297)	39	(2,186)	77,090	1
Total fixed maturities	$18,835,809	$(10,395)	$254,587	$(1,924,989)	$17,155,012	100
(1)Amount reported in the balance sheet.
(2)At fair value.

The Company had unfunded commitments of $313 million and $167 million in fixed maturities at December 31, 2025 and 2024, respectively.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

A schedule of fixed maturities available for sale by contractual maturity date at December 31, 2025, is shown below on an amortized cost basis, net of allowance for credit losses, and on a fair value basis. Actual disposition dates could differ from contractual maturities due to call or prepayment provisions.

	At December 31, 2025
	Amortized Cost, net	Fair Value
Fixed maturities available for sale:
Due in one year or less	$121,194	$122,154
Due after one year through five years	816,125	847,246
Due after five years through ten years	1,873,144	1,938,627
Due after ten years through twenty years	8,965,771	8,521,420
Due after twenty years	6,928,887	6,046,084
Mortgage-backed and asset-backed securities	112,046	113,811
	$18,817,167	$17,589,342

Analysis of investment operations: "Net investment income" for the three years ended December 31, 2025 is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Fixed maturities available for sale	$974,111	$981,439	$944,628
Policy loans	55,876	52,625	49,011
Mortgage loans	28,064	27,809	19,541
Other long-term investments(1)	90,321	81,834	54,655
Short-term investments	9,178	11,151	6,322
	1,157,550	1,154,858	1,074,157
Less investment expense	(27,352)	(19,227)	(17,273)
Net investment income	$1,130,198	$1,135,631	$1,056,884
(1)For the years ended 2025, 2024, and 2023, the investment funds, accounted for under the fair value option method, recorded $76.2 million, $74.8 million, and $52.3 million, respectively, in net investment income. Refer to Other Long-Term Investments below for further discussion on the investment funds.

Selected information about sales of fixed maturities available for sale is as follows:

	Year Ended December 31,
	2025	2024	2023
Fixed maturities available for sale:
Proceeds from sales(1)	$623,792	$1,207,237	$602,556
Gross realized gains	8,378	21,196	5,554
Gross realized losses	(20,551)	(32,956)	(80,823)
(1)Includes unsettled trades of $0, $866 thousand, and $0 as of December 31, 2025, 2024, and 2023, respectively.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

An analysis of "realized gains (losses)" is as follows:

	Year Ended December 31,
	2025	2024	2023
Realized investment gains (losses):
Fixed maturities available for sale:
Sales and other(1)	$(30,447)	$(11,563)	$(77,301)
Provision for credit losses	7,098	(3,280)	(7,115)
Fair value option—change in fair value	(10,074)	(16,717)	15,102
Mortgage loans	(2,817)	(3,972)	(5,603)
Other investments	(1,642)	2,936	1,792
Realized gains (losses) from investments	(37,882)	(32,596)	(73,125)
Other gains (losses)	10,094	8,408	7,449
Total realized gains (losses)	(27,788)	(24,188)	(65,676)
Applicable tax	5,836	5,080	13,792
Realized gains (losses), net of tax	$(21,952)	$(19,108)	$(51,884)
(1)For the years ended 2025, 2024, and 2023, the Company recorded $288.5 million, $105.6 million, and $50.9 million of issuer-initiated exchanges of fixed maturities (noncash transactions) that resulted in $(3.0) million, $0, and $(1.9) million, respectively, in realized gains (losses). During the year ended December 31, 2023, the Company sold $66 million in securities relating to holdings in Signature Bank New York and First Republic Bank, which entered receivership during the first half of 2023.
An analysis of the net change in unrealized investment gains (losses) is as follows:

	Year Ended December 31,
	2025	2024	2023
Change in unrealized investment gains (losses) on:
Fixed maturities available for sale	$442,577	$(622,809)	$750,734

Fair value measurements: The following tables represent the fair value of fixed maturities measured on a recurring basis at December 31, 2025 and 2024:

	Fair Value Measurement at December 31, 2025:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities available for sale
U.S. Government direct, guaranteed, and government-sponsored enterprises	$—	$383,853	$—	$383,853
States, municipalities, and political subdivisions	—	2,880,626	—	2,880,626
Foreign governments	—	39,546	—	39,546
Corporates, by sector:
Industrials	—	7,232,179	85,507	7,317,686
Financial	—	4,661,175	121,151	4,782,326
Utilities	—	1,968,840	102,666	2,071,506
Total corporates	—	13,862,194	309,324	14,171,518
Collateralized debt obligations	—	—	—	—
Other asset-backed securities	—	27,898	85,901	113,799
Total fixed maturities	$—	$17,194,117	$395,225	$17,589,342
Percentage of total	—%	98%	2%	100%

GL 2025 FORM 10-K

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

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables represent changes in fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Analysis of Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
Balance at January 1, 2023	$—	$50,364	$478,083	$528,447
Included in realized gains / losses	—	—	—	—
Included in other comprehensive income	—	(8,230)	4,541	(3,689)
Acquisitions(1)	—	—	—	—
Sales	—	—	—	—
Amortization	—	4,569	155	4,724
Other(2)	—	(4,557)	(28,046)	(32,603)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2023	—	42,146	454,733	496,879
Included in realized gains / losses	—	—	740	740
Included in other comprehensive income	37	907	(4,607)	(3,663)
Acquisitions(1)	8,948	—	14,800	23,748
Sales	—	—	—	—
Amortization	—	4,548	217	4,765
Other(2)	—	(4,735)	(45,818)	(50,553)
Transfers into Level 3(3)	2,198	—	—	2,198
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2024	11,183	42,866	420,065	474,114
Included in realized gains / losses	—	(588)	(2,563)	(3,151)
Included in other comprehensive income	350	(5,943)	10,618	5,025
Acquisitions(1)	74,368	—	44,015	118,383
Sales	—	(36,398)	(118,379)	(154,777)
Amortization	—	1,512	(209)	1,303
Other(2)	—	(1,449)	(44,223)	(45,672)
Transfers into Level 3(3)	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—
Balance at December 31, 2025	$85,901	$—	$309,324	$395,225

(1)Acquisitions of Level 3 investments in each of the years 2023 through 2025 are comprised of private placement fixed maturities and equities.
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

Changes in unrealized gains and losses for Level 3 securities during the period included in accumulated other comprehensive income for assets held at the end of the reporting period:
	Asset- backed Securities	Collateralized Debt Obligations	Corporates	Total
2023	$—	$(8,230)	$4,541	$(3,689)
2024	37	907	(4,607)	(3,663)
2025	350	(5,943)	10,618	5,025

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Transfers between levels within the hierarchy occur when there are changes in the observability of the inputs and market data. Transfers into Level 3 occur when there is little observable market activity for the asset/liability as of the measurement date and the Company is required to rely upon internally-developed assumptions or third parties. Transfers out of Level 3 occur when quoted prices in active markets become available for identical assets/liabilities or the ability to corroborate by observable market data.

The following table represents quantitative information about Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
	As of December 31, 2025
	Fair Value	Valuation Techniques	Significant Unobservable Input	Range	Weighted- Average(1)
Private placement fixed maturities	$309,324	Determination of credit spread	Credit rating	B to AA	BBB+
Asset-backed securities	85,901	Determination of credit spread	Credit rating	CC to A-	BBB-
	$395,225
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

Unrealized Loss Analysis: The following table discloses information about fixed maturities available for sale in an unrealized loss position.

	Less than Twelve Months	Twelve Months or Longer	Total
Number of issues (CUSIPs) held:
As of December 31, 2025	395	1,583	1,978
As of December 31, 2024	705	1,498	2,203

Globe Life's entire fixed maturity portfolio consisted of 2,576 issues by 1,010 different issuers at December 31, 2025 and 2,552 issues by 1,014 different issuers at December 31, 2024. The weighted-average quality rating of all unrealized loss positions at amortized cost was A as of December 31, 2025 and A- as of December 31, 2024.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables disclose unrealized investment losses by class and major sector of fixed maturities available for sale at December 31, 2025 and December 31, 2024.

Analysis of Gross Unrealized Investment Losses

	At December 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities available for sale:
Investment grade securities:
U.S. Government direct, guaranteed, and government-sponsored enterprises	$4,894	$(454)	$368,750	$(25,024)	$373,644	$(25,478)
States, municipalities, and political subdivisions	535,186	(12,491)	1,731,104	(519,061)	2,266,290	(531,552)
Foreign governments	5,616	(26)	25,370	(8,014)	30,986	(8,040)
Corporates, by sector:
Industrials	680,126	(14,131)	3,667,956	(591,006)	4,348,082	(605,137)
Financial	469,436	(29,118)	1,806,739	(294,440)	2,276,175	(323,558)
Utilities	302,325	(4,274)	555,085	(82,694)	857,410	(86,968)
Total corporates	1,451,887	(47,523)	6,029,780	(968,140)	7,481,667	(1,015,663)
Other asset-backed securities	18,217	(62)	1,379	(50)	19,596	(112)
Total investment grade securities	2,015,800	(60,556)	8,156,383	(1,520,289)	10,172,183	(1,580,845)

Below investment grade securities:
States, municipalities, and political subdivisions	—	—	1,751	(210)	1,751	(210)
Industrials	35,564	(6,631)	141,446	(33,595)	177,010	(40,226)
Financial	6,185	(36)	101,427	(10,372)	107,612	(10,408)
Utilities	5,025	(60)	38,121	(6,058)	43,146	(6,118)
Total corporates	46,774	(6,727)	280,994	(50,025)	327,768	(56,752)
Other asset-backed securities	—	—	—	—	—	—
Total below investment grade securities	46,774	(6,727)	282,745	(50,235)	329,519	(56,962)
Total fixed maturities	$2,062,574	$(67,283)	$8,439,128	$(1,570,524)	$10,501,702	$(1,637,807)

GL 2025 FORM 10-K

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

Gross unrealized losses decreased from $1.92 billion at December 31, 2024 to $1.64 billion at December 31, 2025, a decrease of $287 million. The decrease in the gross unrealized losses from the prior year was primarily attributable to the change in market interest rates.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Fixed Maturities, Allowance for Credit Losses: A summary of the activity in the allowance for credit losses is as follows. Refer to Note 1—Significant Accounting Policies for factors considered in the recording of the allowance for credit losses.

	Year Ended December 31,
	2025	2024
Allowance for credit losses beginning balance	$10,395	$7,115
Additions to allowance for which credit losses were not previously recorded	—	3,297
Additions (reductions) to allowance for fixed maturities that previously had an allowance	20	(17)
Reduction of allowance for which the Company intends to sell or more likely than not will be required to sell or sold during the period	(7,118)	—
Allowance for credit losses ending balance	$3,297	$10,395

As of December 31, 2025, the Company had two fixed maturity securities in non-accrual status with an amortized cost of $9.2 million and an allowance of $3.3 million. As of December 31, 2024, there was one fixed maturity security in non-accrual status with an amortized cost of $5.5 million and an allowance of $3.3 million.

Concentrations of Credit Risk: Globe Life maintains a diversified investment portfolio with limited concentration in any given issuer. At December 31, 2025, the investment portfolio, at fair value, consisted of the following:

Investment grade fixed maturities:
Corporates	67%
States, municipalities, and political subdivisions	14
U.S. Government direct, guaranteed, and government-sponsored enterprises	2
Other	1

Below investment grade fixed maturities:
Corporates	2
86

Other
Policy loans, which are secured by the underlying insurance policy values	4
Other investments	10
100%

As of December 31, 2025, state and municipal governments represented 14% of invested assets at fair value. Such investments are made throughout the U.S. At December 31, 2025, the state and municipal bond portfolio at fair value was invested in securities issued within the following states: Texas (21%), California (9%), New York (8%), Florida (4%), and Pennsylvania (4%). Otherwise, there was no concentration within any given state greater than 4%.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Corporate fixed maturities represent 69% of Globe Life's invested assets. These investments are spread across a wide range of industries. Below are the ten largest industry concentrations held in the portfolio of corporate fixed maturities at December 31, 2025, based on fair value:

Insurance	19%
Electric utilities	11
Banks	6
Oil and natural gas pipelines	6
Chemicals	5
Transportation	4
Diversified financial services	3
Food	3
Telecommunications	3
Gas utilities	3

At December 31, 2025, 2% of invested assets at fair value were represented by fixed maturities rated below investment grade. Par value of these investments was $624 million, amortized cost was $521 million, and fair value was $469 million. While these investments could be subject to additional credit risk, such risk should generally be reflected in their fair value.

Securities, cash, and short-term investments held on deposit with various state and federal regulatory authorities had an amortized cost and fair value, respectively, of $1.0 billion and $983 million at December 31, 2025 and $1.0 billion and $955 million at December 31, 2024.

Mortgage Loans (commercial mortgage loans): Summaries of commercial mortgage loans by property type and geographical location at December 31, 2025 and 2024 are as follows:

	2025		2024
	Carrying Value	% of Total	Carrying Value	% of Total
Property type:
Industrial	$155,208	36	$110,456	28
Hospitality	99,492	23	73,931	19
Multi-family	99,212	23	111,234	28
Retail	76,059	18	65,612	16
Office	3,061	1	6,539	2
Mixed use	—	—	35,960	9
Total recorded investment	433,032	101	403,732	102
Less allowance for credit losses	(4,515)	(1)	(7,644)	(2)
Carrying value, net of allowance for credit losses	$428,517	100	$396,088	100

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	2025		2024
	Carrying Value	% of Total	Carrying Value	% of Total
Geographic location:
Florida	$88,681	21	$63,308	16
Texas	66,597	15	75,131	19
North Carolina	42,358	10	23,253	6
New Jersey	37,130	9	51,744	13
Alabama	36,750	9	35,850	9
New York	31,948	7	34,975	9
Other	129,568	30	119,471	30
Total recorded investment	433,032	101	403,732	102
Less allowance for credit losses	(4,515)	(1)	(7,644)	(2)
Carrying value, net of allowance for credit losses	$428,517	100	$396,088	100

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

	December 31, 2025
	Recorded Investment
	Debt Service Coverage Ratios(1)
	<1.00x	1.00x—1.20x	>1.20x	Total	% of Gross Total
Loan-to-value ratio(2):
Less than 70%	$61,159	$50,009	$313,634	$424,802	98
70% to 80%	—	—	—	—	—
81% to 90%	—	—	—	—	—
Greater than 90%	8,230	—	—	8,230	2
Total	$69,389	$50,009	$313,634	433,032	100
Less allowance for credit losses				(4,515)
Total, net of allowance for credit losses				$428,517
(1)Annual net operating income divided by annual mortgage debt service (principal and interest).
(2)Loan balance divided by stabilized appraised value at origination, including planned renovations and stabilized occupancy. Updated internal valuations are used when a loan is materially underperforming.

GL 2025 FORM 10-K

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

As of December 31, 2025, the Company had 36 loans in the portfolio. During the quarter, the Company evaluated its commercial mortgage loan portfolio on both an individual and pooling basis to determine the allowance for credit losses and determined three loans were collateral dependent or likely to foreclose. The allowance for credit losses on the three loans was determined using the practical expedient which was based on an estimate of fair value of the underlying collateral plus costs to sell the asset. The total principal balance of the three loans was $4.3 million and the allowance, determined using the practical expedient, was $659 thousand as of December 31, 2025. One loan with an outstanding principal value of $7.0 million was removed from the evaluation and returned to the pool assessment during the year ended December 31, 2025. Additionally, four loans with an outstanding principal balance of $45.8 million were removed due to foreclosure and transferred into limited partnerships, held under the fair value option, in other long-term investments. For the year ended December 31, 2025, the allowance for credit losses decreased by $3.1 million to $4.5 million.

	Year Ended December 31,
	2025	2024
Allowance for credit losses beginning balance	$7,644	$3,672
Provision (reversal) for credit losses	(852)	3,972
Loans charged-off	(2,277)	—
Allowance for credit losses ending balance	$4,515	$7,644

As of December 31, 2025, the Company had two commercial mortgage loans in non-accrual status with an outstanding principal balance of $3 million and no commercial mortgage loans were delinquent. At December 31, 2024, there were five commercial mortgage loans in non-accrual status with an outstanding principal balance of $53 million and one delinquent commercial mortgage loan with outstanding interest of $31 thousand. The Company's unfunded commitment balance to commercial loan borrowers was $21 million as of December 31, 2025.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Other Long-Term Investments: Other long-term investments consist of the following assets:

	December 31,
	2025	2024
Investment funds	$1,109,719	$986,766
Company-owned life insurance(1)	243,721	202,734
Other	42,624	46,259
Total	$1,396,064	$1,235,759
(1) Company-owned life insurance is reported at cash surrender value.

The following table presents additional information about the Company's investment funds as of December 31, 2025 and December 31, 2024 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	2025	2024	2025	Redemption Term/Notice(1)
Commercial mortgage loans	$614,080	$566,142	$260,229	Fully redeemable and non-redeemable with varying terms.
Opportunistic and private credit	223,665	202,008	222,080	Fully redeemable and non-redeemable with varying terms.
Infrastructure	187,964	179,627	21,791	Fully redeemable and non-redeemable with varying terms.
Other	84,010	38,989	53,665	Non-redeemable with varying terms
Total investment funds	$1,109,719	$986,766	$557,765
(1)    Non-redeemable funds generally have an expected life of 7 to 12 years from fund closing with extension options of 1 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion. Redeemable funds can generally be redeemed over 6 to 36 months upon request from limited partners.
(2) Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of December 31, 2025, unfunded commitments totaled $716 million, including funds past the investment period.

The Company had $251 million of capital called during the period from existing investment funds. The Company's unfunded commitments were $558 million as of December 31, 2025.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 5—Commitments and Contingencies

Reinsurance: Insurance affiliates of Globe Life reinsure a portion of insurance risk that is in excess of their retention limits with unaffiliated reinsurers. Current retention limits for new business written on ordinary life insurance range up to $500 thousand per life. Life insurance ceded to unaffiliated reinsurers represented 0.2% and 0.3% of total life insurance in force at December 31, 2025 and 2024, respectively. Insurance ceded on life and accident and health products represented 0.8% and 0.2% of premium income for 2025 and 2024, respectively. In the fourth quarter of 2024, the Company entered into a coinsurance agreement to cede a majority of its annuity business to a third-party insurer. Annuities ceded represented 69% of the direct annuity fund balance as of December 31, 2025. Effective January 1, 2025, Globe Life entered into a 100% coinsurance with funds withheld agreement with a third party reinsurer covering certain term and whole life policies. The insurance affiliates of Globe Life would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Insurance affiliates also assume insurance risks of other external companies. Life reinsurance assumed represented approximately 0.8% of life insurance in force at December 31, 2025 and 2024 and reinsurance assumed on life and accident and health products represented 0.6% and 0.9% of premium income for 2025 and 2024, respectively.

Leases: Globe Life leases office space and other equipment under a variety of operating lease arrangements.

Rental expense for the three years ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025	2024	2023
Rental expense	$3,494	$3,208	$3,519

Future minimum rental commitments required under operating leases having remaining noncancelable lease terms in excess of one year at December 31, 2025 were as follows:

	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter
Operating lease commitments	$6,962	$7,144	$6,527	$5,923	$5,453	$33,367

Purchase Commitments: Globe Life has various long-term noncancelable purchase commitments as well as commitments to provide capital for low-income housing tax credit interests. See further discussion related to tax credits in Note 1—Significant Accounting Policies.

	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter
Purchase commitments(1)	$74,111	$113,814	$87,983	$30,065	$24,693	$204,093
(1) Includes low-income housing tax credits with non-funded commitments of $255 million at December 31, 2025.

Investments: Globe Life is committed to invest under certain contracts related to investments in fixed maturities, limited partnerships and commercial mortgage loans. See Note 4—Investments for unfunded commitments.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Guarantees: At December 31, 2025, the Company had one performance guarantee in effect. Per the Pre-capitalized Trust Securities agreement signed on July 1, 2025, Globe Life Inc. is required to purchase any treasury securities in default. Management believes it is unlikely the Company will have to make any material payments under this agreement due to default.

Globe Life has guaranteed letters of credit in connection with its credit facility with a group of banks as disclosed in Note 12—Debt. The letters of credit were issued by TMK Re, Ltd., a wholly-owned subsidiary, to secure TMK Re, Ltd.’s obligation for claims on certain policies reinsured by TMK Re, Ltd. that were sold by other Globe Life insurance companies. These letters of credit facilitate TMK Re, Ltd.’s ability to reinsure the business of Globe Life's insurance carriers. The agreement was amended on March 29, 2024 and now expires in 2029. The maximum amount of letters of credit available is $250 million. The Parent Company would be liable to the extent that TMK Re, Ltd. does not pay the reinsured party. The amount of letters of credit outstanding at December 31, 2025 was $115 million.

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

On April 30, 2024, a putative securities class action was filed against Globe Life Inc. and six of its current/former executives and directors in the United States District Court for the Eastern District of Texas (City of Miami Gen. Emp. & Sanitation Emp. Ret. Trust, et al. v. Globe Life Inc., et al., Case No. 4:24-cv-00376). On July 24, 2024, the Court appointed Lead Plaintiffs and Lead Counsel for the putative class of shareholders. The Lead Plaintiffs filed a Consolidated Complaint on October 4, 2024 that asserts claims under §§ 10(b), 20(a), and 20(A) of the Securities Exchange Act of 1934 and SEC Rules 10b-5(a), 10b-5(b), and 10b-5(c) promulgated thereunder, on behalf of a putative class of purchasers of Globe Life Inc.'s securities from May 8, 2019 through April 10, 2024. The Consolidated Complaint added four additional executives as defendants and alleges that certain of Globe Life Inc.'s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify the defendants for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. Defendants filed a motion to dismiss the litigation on December 3, 2024, which motion was denied on September 29, 2025. Globe Life Inc. plans to vigorously defend against the lawsuit. The outcome of litigation of this type is inherently uncertain, and there is always the possibility that a court rules in a manner that is adverse to the interests of Globe Life Inc. and the individual defendants. However, the amount of any such loss in that outcome cannot be reasonably estimated at this time.

Also pending in the Eastern District of Texas is a consolidated shareholder derivative suit that is closely related to the putative securities class action disclosed above (the “City of Miami Matter”). On November 7, 2024, Globe Life

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Inc. shareholder Jui Cheng Hsiao (“Hsiao”) filed a shareholder derivative complaint against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors. On November 14, 2024, Globe Life Inc. shareholder Gautam Jadhav (“Jadhav”) filed a shareholder derivative complaint against the same set of defendants. Each shareholder derivative complaint asserts one claim for breach of fiduciary duty against the individual defendants and alleges that the individual defendants breached their fiduciary duties to Globe Life Inc. by causing or permitting Globe Life Inc. to make misleading statements about its performance and financial results. The allegations are substantially similar to the allegations made in the City of Miami Matter and derive from a short seller report. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify them for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. On January 3, 2025, the Court consolidated the two actions and appointed Hsiao and Jadhav as Lead Plaintiffs and their counsel as Lead Counsel for the consolidated derivative action (In re Globe Life Inc. Stockholder Derivative Litigation, Lead Case No. 4:24-cv-00993-ALM (E.D. Tex.)). On January 25, 2025, the Court granted the parties’ joint motion to stay such proceedings pending the Court’s resolution of the motion to dismiss filed by Globe Life Inc. in the City of Miami Matter. On October 14, 2025, the parties informed the Court that the motion to dismiss in the City of Miami Matter was denied and of their agreement for the terms of the stay to remain in place as they coordinated a schedule. On October 27, 2025 and December 5, 2025, the parties again notified the Court of their continued agreement for the terms of the stay to remain in place and further notified the Court of two related derivative cases filed in the Eastern District of Texas by Globe Life Inc. shareholders, as referenced below.

On November 19, 2025, Globe Life Inc. shareholder Plymouth County Retirement Association (“Plymouth”) filed a Verified Shareholder Derivative Action Complaint in the United States District Court for the Eastern District of Texas against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors (Plymouth County Retirement Association v. Darden, et al., No. 4:25-cv-01246-ALM (E.D. Tex.)). On November 21, 2025, Globe Life Inc. shareholder Catherine M. Sugarbaker Family Trust (“Sugarbaker”) filed a Verified Shareholder Derivative Action Complaint against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors (Catherine M. Sugarbaker Family Trust v. Gary L. Coleman, et al., No. 4:25-cv-01274-ALM (E.D. Tex.)). Both the Plymouth and the Sugarbaker shareholder derivative complaints assert a claim for breach of fiduciary duty against the individual defendants and allege that the individual defendants breached their fiduciary duties to Globe Life Inc. by causing or permitting Globe Life Inc. to make misleading statements about its performance and financial results, as well as a claim against the individual defendants under Section 14(A) of the Securities Exchange Act of 1934, and SEC Rule 14a-9 promulgated thereunder, for allegedly causing Globe Life Inc. to make false and misleading statements in its 2024 Proxy Statement and Notice of Annual Meeting of Shareholders. In addition, Plymouth’s shareholder derivative complaint asserts claims for violation of § 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5(b) promulgated thereunder, on behalf of a putative class of purchasers of Globe Life Inc.'s securities from January 1, 2022 through April 11, 2024, alleging that certain of Globe Life Inc.'s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading, and that certain individuals traded in Globe Life Inc.’s securities while in possession of material non-public information. The allegations in both complaints are substantially similar to the allegations made in the City of Miami Matter and the consolidated federal derivative action and derive from a short seller report. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify them for all expenses and losses related to the Plymouth and Sugarbaker litigation, subject to the terms of those indemnification agreements. On December 11, 2025, defendants filed a notice of related case in the action filed by Plymouth to inform the Court that the matter should be consolidated with the consolidated federal derivative action. On December 9, 2025, Sugarbaker filed notices of related case in its own action and in the consolidated federal derivative action to inform the respective courts that Sugarbaker’s action should be consolidated with the consolidated federal derivative action.

On September 19, 2025, a shareholder filed a derivative lawsuit in the Business Court for Dallas County, Texas, against Globe Life Inc. as a nominal defendant, as well as certain current and former Globe Life Inc. executives and members of its Board of Directors (James E. Walker v. Gary L. Coleman, et al., Case No. 25-BC01B-0041). Like the consolidated shareholder derivative lawsuit disclosed above, this litigation is largely similar to the City of Miami Matter and derives in part from a short seller report. The petition asserts three causes of action relating to the 2019

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

through 2024 time period, including: (i) a breach of fiduciary duty claim for failing to provide adequate oversight to prevent purportedly widespread corporate misconduct including fraud, discrimination and harassment; (ii) a breach of fiduciary duty claim against certain individual defendants who allegedly engaged in insider trading; and (iii) a claim for wasting corporate assets by paying excessive compensation and/or bonuses to certain of its executive officers. The petition alleges that Globe Life Inc. was thus exposed to potential legal liability and costs, and that Globe Life Inc. repurchased shares at an artificially inflated price. The petition seeks monetary damages as well as restitution, governance reforms, and accountability for executives and board members. Pursuant to Globe Life Inc.'s Restated Certificate of Incorporation and indemnification agreements with the individual defendants, Globe Life Inc. has agreed to indemnify them for all expenses and losses related to the litigation, subject to the terms of those indemnification agreements. Globe Life Inc. intends to mount a robust defense against the litigation. Defendants filed a motion to dismiss the petition on November 20, 2025 for failure to plead demand futility, and a motion to stay the proceedings in the Texas Business Court pending final resolution of the related City of Miami Matter if the Court determines that demand futility is satisfied. On November 19, 2025, Plymouth filed a motion to intervene in the matter and requested that the Court stay the action in favor of the consolidated derivative action in the Eastern District of Texas, or in the alternative, to limit the preclusive effect of the Court’s order on the motion to dismiss for lack of demand futility. On December 1, 2025, the Lead Plaintiffs in the consolidated federal derivative action (Hsiao and Jadhav) also filed a motion to intervene and stay the Texas Business Court proceedings in favor of their consolidated federal derivative action, or in the alternative, to limit the preclusive effect of the Court’s order on the motion to dismiss the petition for lack of demand futility. On December 4, 2025, plaintiff James E. Walker Jr. (“Walker”) filed a motion to strike Plymouth’s motion to intervene. On December 15, 2025, Walker filed a motion to strike the motion to intervene filed by the Lead Plaintiffs in the consolidated federal derivative action. On February 5, 2026, the Court cancelled the hearing it had scheduled for February 6, 2026 to hear all of the above motions and stayed the case pending further order of the Court.

On September 26, 2024, Globe Life Inc. and its subsidiary, American Income Life Insurance Company, were notified by the Equal Employment Opportunity Commission (EEOC) that the EEOC conducted an investigation of charges filed against Globe Life Inc. and/or American Income Life Insurance Company by five former sales agents and one then-current sales agent. The EEOC asserts that there is reasonable cause to believe the six complainants were employees, not independent contractors, of Globe Life Inc. and/or American Income Life Insurance Company and were discriminated against on the basis of sex, and that one complainant was also discriminated against on the basis of race. In addition, the EEOC asserts that there is reasonable cause to believe that a class of female workers were employees, not independent contractors, and were subject to unlawful conduct which also constitutes a pattern-or-practice of discrimination. The EEOC’s investigative findings are not binding on Globe Life Inc. The EEOC’s procedures provide for a conciliation process that has concluded without achieving a resolution. The EEOC may elect to file a lawsuit in federal court on behalf of the workers based on the alleged statutory violations. However, since the conclusion of the conciliation process on October 31, 2024, Globe Life Inc. and American Income Life Insurance Company have not received any further communication from the EEOC regarding the aforementioned investigative findings. As a result, Globe Life Inc. intends to remove disclosures related to this matter from future filings unless there are any material updates.

GL 2025 FORM 10-K

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

The following tables summarize balances and changes in the net liability for future policy benefits, before reinsurance, for traditional life long-duration contracts for the three years ended December 31, 2025:

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

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future net premiums
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2025	$4,645,917	$5,622,906	$1,048,447	$440,047	$11,757,317
Beginning balance at original discount rates	4,656,710	5,504,912	1,047,022	430,276	11,638,920
Effect of changes in assumptions on future cash flows	(136,473)	(89,711)	(52,204)	(5,160)	(283,548)
Effect of actual variances from expected experience	(216,259)	(292,327)	(37,586)	(18,358)	(564,530)
Adjusted balance at January 1, 2025	4,303,978	5,122,874	957,232	406,758	10,790,842
Issuances(1)	730,495	496,861	110,014	23,370	1,360,740
Interest accrual(2)	225,062	285,411	52,794	22,044	585,311
Net premiums collected(3)	(562,742)	(584,033)	(131,197)	(43,223)	(1,321,195)
Effect of changes in the foreign exchange rate	13,510	—	—	—	13,510
Ending balance at original discount rates	4,710,303	5,321,113	988,843	408,949	11,429,208
Effect of change from original to current discount rates	81,850	221,503	19,695	16,389	339,437
Balance at December 31, 2025	$4,792,153	$5,542,616	$1,008,538	$425,338	$11,768,645
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

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Life
	Present value of expected future policy benefits
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$9,119,104	$9,225,451	$3,429,256	$3,976,150	$25,749,961
Beginning balance at original discount rates	8,409,761	8,477,892	3,272,980	3,403,704	23,564,337
Effect of changes in assumptions on future cash flows	13,344	34,407	6,156	11,661	65,568
Effect of actual variances from expected experience	(164,900)	(318,687)	(46,341)	(24,195)	(554,123)
Adjusted balance at January 1, 2023	8,258,205	8,193,612	3,232,795	3,391,170	23,075,782
Issuances(1)	733,700	579,365	127,062	27,959	1,468,086
Interest accrual(2)	452,640	458,587	174,995	204,083	1,290,305
Benefit payments(3)	(396,031)	(574,812)	(196,600)	(116,353)	(1,283,796)
Effect of changes in the foreign exchange rate	13,319	—	—	—	13,319
Ending balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of change from original to current discount rates	1,101,794	1,057,764	267,140	732,764	3,159,462
Balance at December 31, 2023	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158

Balance at January 1, 2024	$10,163,627	$9,714,516	$3,605,392	$4,239,623	$27,723,158
Beginning balance at original discount rates	9,061,833	8,656,752	3,338,252	3,506,859	24,563,696
Effect of changes in assumptions on future cash flows	(104,498)	(50,106)	(41,836)	(2,027)	(198,467)
Effect of actual variances from expected experience	(251,310)	(335,087)	(50,759)	(20,954)	(658,110)
Adjusted balance at January 1, 2024	8,706,025	8,271,559	3,245,657	3,483,878	23,707,119
Issuances(1)	794,225	491,437	120,702	23,912	1,430,276
Interest accrual(2)	492,966	474,451	178,617	210,344	1,356,378
Benefit payments(3)	(426,723)	(576,499)	(204,757)	(136,066)	(1,344,045)
Effect of changes in the foreign exchange rate	(57,904)	—	—	—	(57,904)
Ending balance at original discount rates	9,508,589	8,660,948	3,340,219	3,582,068	25,091,824
Effect of change from original to current discount rates	362,103	464,164	37,298	378,895	1,242,460
Balance at December 31, 2024	$9,870,692	$9,125,112	$3,377,517	$3,960,963	$26,334,284

Balance at January 1, 2025	$9,870,692	$9,125,112	$3,377,517	$3,960,963	$26,334,284
Beginning balance at original discount rates	9,508,589	8,660,948	3,340,219	3,582,068	25,091,824
Effect of changes in assumptions on future cash flows	(189,172)	(129,189)	(89,154)	(9,081)	(416,596)
Effect of actual variances from expected experience	(240,487)	(319,650)	(49,507)	(27,496)	(637,140)
Adjusted balance at January 1, 2025	9,078,930	8,212,109	3,201,558	3,545,491	24,038,088
Issuances(1)	730,489	496,856	110,030	23,370	1,360,745
Interest accrual(2)	514,553	476,278	177,656	214,860	1,383,347
Benefit payments(3)	(451,405)	(568,314)	(197,354)	(140,329)	(1,357,402)
Effect of changes in the foreign exchange rate	32,864	—	—	—	32,864
Ending balance at original discount rates	9,905,431	8,616,929	3,291,890	3,643,392	25,457,642
Effect of change from original to current discount rates	452,623	588,687	79,285	410,608	1,531,203
Balance at December 31, 2025	$10,358,054	$9,205,616	$3,371,175	$4,054,000	$26,988,845
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

GL 2025 FORM 10-K

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

	Life
	Net liability for future policy benefits as of December 31, 2025
	American Income	DTC	Liberty National	Other	Total
Net liability for future policy benefits at original discount rates	$5,195,128	$3,295,816	$2,303,047	$3,234,443	$14,028,434
Effect of changes in discount rate assumptions	370,773	367,184	59,590	394,219	1,191,766
Other adjustments(1)	160	—	—	26	186
Net liability for future policy benefits, after other adjustments, at current discount rates	5,566,061	3,663,000	2,362,637	3,628,688	15,220,386
Reinsurance recoverable	(184)	—	(8,103)	(14)	(8,301)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$5,565,877	$3,663,000	$2,354,534	$3,628,674	$15,212,085
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables summarize balances and changes in the net liability for future policy benefits for long-duration health contracts for the three years ended December 31, 2025:

	Health
	Present value of expected future net premiums
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$2,908,501	$1,594,992	$423,490	$190,296	$90,143	$5,207,422
Beginning balance at original discount rates	2,941,262	1,729,219	415,442	192,631	87,751	5,366,305
Effect of changes in assumptions on future cash flows	466,883	(30,255)	(56,964)	(6,061)	16,553	390,156
Effect of actual variances from expected experience	(27,178)	(69,878)	(36,850)	(11,152)	(2,850)	(147,908)
Adjusted balance at January 1, 2023	3,380,967	1,629,086	321,628	175,418	101,454	5,608,553
Issuances(1)	377,097	266,375	59,768	39,825	14,467	757,532
Interest accrual(2)	139,824	67,743	18,255	8,528	4,616	238,966
Net premiums collected(3)	(272,085)	(180,031)	(51,081)	(22,325)	(10,657)	(536,179)
Effect of changes in the foreign exchange rate	—	—	—	423	—	423
Ending balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of change from original to current discount rates	71,968	(71,432)	9,902	4,512	5,483	20,433
Balance at December 31, 2023	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728

Balance at January 1, 2024	$3,697,771	$1,711,741	$358,472	$206,381	$115,363	$6,089,728
Beginning balance at original discount rates	3,625,803	1,783,173	348,570	201,869	109,880	6,069,295
Effect of changes in assumptions on future cash flows	9,892	(8,117)	(3,463)	12,207	4,449	14,968
Effect of actual variances from expected experience	(43,846)	(56,720)	(29,652)	(16,088)	(2,937)	(149,243)
Adjusted balance at January 1, 2024	3,591,849	1,718,336	315,455	197,988	111,392	5,935,020
Issuances(1)	480,412	265,166	58,538	44,350	26,149	874,615
Interest accrual(2)	174,269	75,188	16,566	9,787	5,838	281,648
Net premiums collected(3)	(297,675)	(190,817)	(52,284)	(24,852)	(11,460)	(577,088)
Effect of changes in the foreign exchange rate	—	—	—	(2,132)	—	(2,132)
Ending balance at original discount rates	3,948,855	1,867,873	338,275	225,141	131,919	6,512,063
Effect of change from original to current discount rates	(63,325)	(132,998)	(1,156)	(1,894)	1,458	(197,915)
Balance at December 31, 2024	$3,885,530	$1,734,875	$337,119	$223,247	$133,377	$6,314,148

Balance at January 1, 2025	$3,885,530	$1,734,875	$337,119	$223,247	$133,377	$6,314,148
Beginning balance at original discount rates	3,948,855	1,867,873	338,275	225,141	131,919	6,512,063
Effect of changes in assumptions on future cash flows	625,460	(72,130)	29	12,588	25,985	591,932
Effect of actual variances from expected experience	(30,520)	(52,503)	(25,751)	(17,214)	(1,304)	(127,292)
Adjusted balance at January 1, 2025	4,543,795	1,743,240	312,553	220,515	156,600	6,976,703
Issuances(1)	858,558	277,165	56,531	39,969	51,254	1,283,477
Interest accrual(2)	207,580	79,122	15,883	10,912	7,481	320,978
Net premiums collected(3)	(336,658)	(203,724)	(53,553)	(27,353)	(13,886)	(635,174)
Effect of changes in the foreign exchange rate	—	—	—	1,257	—	1,257
Ending balance at original discount rates	5,273,275	1,895,803	331,414	245,300	201,449	7,947,241
Effect of change from original to current discount rates	56,806	(73,791)	5,429	3,100	5,874	(2,582)
Balance at December 31, 2025	$5,330,081	$1,822,012	$336,843	$248,400	$207,323	$7,944,659
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

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	Present value of expected future policy benefits
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$3,046,829	$3,005,664	$941,574	$312,750	$87,532	$7,394,349
Beginning balance at original discount rates	3,080,633	3,336,344	904,865	303,713	85,212	7,710,767
Effect of changes in assumptions on future cash flows	464,652	(32,428)	(60,437)	(6,407)	15,930	381,310
Effect of actual variances from expected experience	(26,718)	(74,797)	(36,910)	(12,661)	(3,325)	(154,411)
Adjusted balance at January 1, 2023	3,518,567	3,229,119	807,518	284,645	97,817	7,937,666
Issuances(1)	376,573	266,375	59,158	39,825	14,446	756,377
Interest accrual(2)	147,082	134,107	45,614	15,070	4,616	346,489
Benefit payments(3)	(300,692)	(122,912)	(95,471)	(24,987)	(12,378)	(556,440)
Effect of changes in the foreign exchange rate	—	—	—	878	—	878
Ending balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of change from original to current discount rates	72,798	(190,809)	48,989	20,073	4,981	(43,968)
Balance at December 31, 2023	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002

Balance at January 1, 2024	$3,814,328	$3,315,880	$865,808	$335,504	$109,482	$8,441,002
Beginning balance at original discount rates	3,741,530	3,506,689	816,819	315,431	104,501	8,484,970
Effect of changes in assumptions on future cash flows	10,680	(5,054)	(2,775)	20,293	7,733	30,877
Effect of actual variances from expected experience	(35,532)	(63,595)	(30,258)	(18,601)	(2,420)	(150,406)
Adjusted balance at January 1, 2024	3,716,678	3,438,040	783,786	317,123	109,814	8,365,441
Issuances(1)	479,653	265,166	57,862	44,353	26,116	873,150
Interest accrual(2)	180,235	147,615	42,809	16,577	5,837	393,073
Benefit payments(3)	(349,706)	(138,777)	(93,317)	(25,214)	(13,792)	(620,806)
Effect of changes in the foreign exchange rate	—	—	—	(4,128)	—	(4,128)
Ending balance at original discount rates	4,026,860	3,712,044	791,140	348,711	127,975	9,006,730
Effect of change from original to current discount rates	(66,428)	(375,498)	13,555	6,592	1,302	(420,477)
Balance at December 31, 2024	$3,960,432	$3,336,546	$804,695	$355,303	$129,277	$8,586,253

Balance at January 1, 2025	$3,960,432	$3,336,546	$804,695	$355,303	$129,277	$8,586,253
Beginning balance at original discount rates	4,026,860	3,712,044	791,140	348,711	127,975	9,006,730
Effect of changes in assumptions on future cash flows	622,917	(79,615)	210	16,611	22,160	582,283
Effect of actual variances from expected experience	(38,119)	(60,780)	(27,632)	(21,464)	(1,653)	(149,648)
Adjusted balance at January 1, 2025	4,611,658	3,571,649	763,718	343,858	148,482	9,439,365
Issuances(1)	857,105	277,163	55,935	39,967	51,187	1,281,357
Interest accrual(2)	210,924	157,549	41,117	18,370	7,481	435,441
Benefit payments(3)	(383,504)	(160,713)	(94,806)	(24,496)	(15,878)	(679,397)
Effect of changes in the foreign exchange rate	—	—	—	2,383	—	2,383
Ending balance at original discount rates	5,296,183	3,845,648	765,964	380,082	191,272	10,479,149
Effect of change from original to current discount rates	49,270	(258,740)	27,891	13,517	5,460	(162,602)
Balance at December 31, 2025	$5,345,453	$3,586,908	$793,855	$393,599	$196,732	$10,316,547
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

GL 2025 FORM 10-K

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

	Health
	Net liability for future policy benefits as of December 31, 2024
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$78,005	$1,844,171	$452,865	$123,570	$(3,944)	$2,494,667
Effect of changes in discount rate assumptions	(3,103)	(242,500)	14,711	8,486	(156)	(222,562)
Other adjustments(1)	24,920	22	10,310	814	4,865	40,931
Net liability for future policy benefits, after other adjustments, at current discount rates	99,822	1,601,693	477,886	132,870	765	2,313,036
Reinsurance recoverable	(2,768)	—	(986)	—	—	(3,754)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$97,054	$1,601,693	$476,900	$132,870	$765	$2,309,282
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

	Health
	Net liability for future policy benefits as of December 31, 2025
	United American	Family Heritage	Liberty National	American Income	Direct to Consumer	Total
Net liability for future policy benefits at original discount rates	$22,908	$1,949,845	$434,550	$134,782	$(10,177)	$2,531,908
Effect of changes in discount rate assumptions	(7,536)	(184,949)	22,462	10,417	(414)	(160,020)
Other adjustments(1)	63,806	122	14,274	766	11,216	90,184
Net liability for future policy benefits, after other adjustments, at current discount rates	79,178	1,765,018	471,286	145,965	625	2,462,072
Reinsurance recoverable	(2,144)	—	(729)	—	—	(2,873)
Net liability for future policy benefits, after reinsurance recoverable, at current discount rates	$77,034	$1,765,018	$470,557	$145,965	$625	$2,459,199
(1)Other adjustments include the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Remeasurement Gain or Loss—In accordance with the accounting guidance, the Company reviews, and updates as necessary, its assumptions utilized in the calculation of the liability for future benefits annually in the third quarter and recalculates the net premium ratio. The revised net premium ratio is used to update the liability for future policy benefits as of the beginning of the current reporting period, and is compared to the liability using prior cash flow assumptions. The difference is recorded as a component of the remeasurement gain or loss for the current period, along with the effect of the difference between actual and expected experience for the period. The total remeasurement gain or loss is within life and health policyholder benefits included in the Consolidated Statements of Operations.

The following tables include the total remeasurement gain or loss, bifurcated between the gain or loss due to differences between actual and expected experience and the amount due to assumption updates, for the three years ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
Life Remeasurement Gain (Loss)—Experience:
American Income	$22,903	$19,606	$9,430
Direct to Consumer	25,121	21,681	12,201
Liberty National	6,327	3,966	5,013
Other	6,934	4,872	4,760
Total Life Remeasurement Gain (Loss)—Experience	61,285	50,125	31,404

Life Remeasurement Gain (Loss)—Assumption Updates:
American Income	52,731	21,974	308
Direct to Consumer	39,480	21,744	1,763
Liberty National	35,068	12,224	(1,248)
Other	3,647	904	(2,836)
Total Life Remeasurement Gain (Loss)—Assumption Updates	130,926	56,846	(2,013)

Total Life Remeasurement Gain (Loss)	192,211	106,971	29,391

Health Remeasurement Gain (Loss)—Experience:
United American	576	(4,890)	(134)
Family Heritage	7,821	6,756	4,638
Liberty National	4,047	2,640	628
American Income	4,186	2,742	1,461
Direct to Consumer	106	22	23
Total Health Remeasurement Gain (Loss)—Experience	16,736	7,270	6,616

Health Remeasurement Gain (Loss)—Assumption Updates:
United American	279	1,205	762
Family Heritage	7,492	(3,063)	2,173
Liberty National	(339)	(234)	2,171
American Income	(4,094)	(8,036)	119
Direct to Consumer	19	(373)	8
Health Remeasurement Gain (Loss)—Assumption Updates	3,357	(10,501)	5,233

Total Health Remeasurement Gain (Loss)	$20,093	$(3,231)	$11,849
The Company performed its annual review of assumptions during the third quarter, resulting in favorable changes to its mortality and lapse assumptions on life and health. The assumption review process of the life and health segments resulted in a $134.3 million net remeasurement gain ($130.9 million and $3.4 million gains related to life and health, respectively) before tax for the year ended December 31, 2025 as compared to a $46.3 million net remeasurement gain ($56.8 million gain and $10.5 million loss related to life and health, respectively) before tax in 2024, and a $3.2 million net remeasurement gain ($2.0 million loss and $5.2 million gain related to life and health, respectively) before tax in 2023.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

For the year ended December 31, 2025, life assumption changes reflect continued favorable mortality experience along with slightly higher lapse rates which resulted in lower life policy obligations compared to our previous assumptions anticipated. Health assumption changes reflect slightly higher lapse rates and benefit enhancements implemented last year.

Excluding the impact of assumption changes, the Company's results for actual variances from expected experience for both life and health produced a $78.0 million net remeasurement gain ($61.3 million and $16.7 million gains related to life and health, respectively) before tax for the year ended December 31, 2025, a $57.4 million net remeasurement gain before tax in 2024 ($50.1 million and $7.3 million gains related to life and health, respectively), and a $38.0 million net remeasurement gain ($31.4 million and $6.6 million gains related to life and health, respectively) before tax in 2023.

The following table reconciles the liability for future policy benefits to the Consolidated Balance Sheets as of December 31, 2025, 2024, and 2023:

	At Original Discount Rates			At Current Discount Rates
	As of December 31,			As of December 31,
	2025	2024	2023	2025	2024	2023
Life(1):
American Income	$5,195,264	$4,851,995	$4,538,775	$5,566,061	$5,224,897	$5,482,036
Direct to Consumer	3,295,819	3,156,039	2,992,493	3,663,000	3,502,224	3,665,180
Liberty National	2,303,047	2,293,197	2,260,421	2,362,637	2,329,070	2,481,440
Other	3,234,468	3,151,824	3,062,966	3,628,688	3,520,949	3,761,633
Net liability for future policy benefits—long duration life	14,028,598	13,453,055	12,854,655	15,220,386	14,577,140	15,390,289
Health(1):
United American	79,700	100,480	124,021	79,178	99,822	127,537
Family Heritage	1,949,955	1,844,186	1,723,581	1,765,018	1,601,693	1,604,223
Liberty National	447,908	462,712	476,559	471,286	477,886	516,903
American Income	135,514	124,309	114,407	145,965	132,870	129,980
Direct to Consumer	603	738	737	625	765	772
Net liability for future policy benefits—long duration health	2,613,680	2,532,425	2,439,305	2,462,072	2,313,036	2,379,415
Deferred profit liability	186,088	178,199	174,717	186,088	178,199	174,717
Deferred annuity	580,669	656,573	773,039	580,669	656,573	773,039
Interest sensitive life	711,687	723,389	732,948	711,687	723,389	732,948
Other	8,784	8,923	9,951	8,785	8,926	9,945
Total future policy benefits	$18,129,506	$17,552,564	$16,984,615	$19,169,687	$18,457,263	$19,460,353
(1)Balances are presented net of the effects of capping and flooring the liability (guidance requires an amount not less than zero at the calculation level of the liability for future policy benefits).

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the weighted-average original and current discount rates for the liability for future policy benefits and the additional insurance liabilities as of December 31, 2025, 2024, and 2023:

	As of December 31,
	2025		2024		2023
	Original discount rate	Current discount rate	Original discount rate	Current discount rate	Original discount rate	Current discount rate
Life
American Income	5.7%	5.4%	5.7%	5.4%	5.7%	4.9%
Direct to Consumer	6.0%	5.4%	6.0%	5.5%	6.0%	5.0%
Liberty National	5.6%	5.4%	5.6%	5.5%	5.6%	5.0%
Other	6.2%	5.5%	6.2%	5.5%	6.2%	5.0%

Health
United American	5.1%	5.2%	5.1%	5.2%	5.1%	4.8%
Family Heritage	4.2%	5.3%	4.2%	5.3%	4.3%	4.9%
Liberty National	5.8%	5.2%	5.8%	5.4%	5.8%	4.9%
American Income	5.8%	5.2%	5.8%	5.2%	5.8%	4.8%
Direct to Consumer	5.1%	5.2%	5.1%	5.2%	5.1%	4.8%

The following table provides the weighted-average durations of the liability for future policy benefits and the additional insurance liabilities as of December 31, 2025, 2024, and 2023:

	As of December 31,
	2025		2024		2023
	At original discount rates	At current discount rates	At original discount rates	At current discount rates	At original discount rates	At current discount rates
Life
American Income	22.32	22.06	22.73	22.76	23.01	23.45
Direct to Consumer	18.67	19.38	19.24	20.31	19.58	21.21
Liberty National	15.26	15.04	15.30	15.33	15.13	15.81
Other	15.56	16.16	15.99	16.92	16.26	17.92

Health
United American	12.43	11.13	11.72	10.65	11.46	10.89
Family Heritage	16.25	14.86	15.33	14.23	14.99	14.54
Liberty National	9.53	9.33	9.31	9.19	9.17	9.49
American Income	13.25	13.12	12.49	12.56	12.21	12.84
Direct to Consumer	12.43	11.13	11.72	10.65	11.46	10.89

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables summarize the amount of gross premiums and interest related to long duration life and health contracts that are recognized on the Consolidated Statements of Operations for the three years ended December 31, 2025:

	Life
	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
American Income	$1,790,023	$289,491	$1,696,918	$272,007	$1,587,304	$252,277
Direct to Consumer	970,233	190,793	977,302	181,470	979,739	170,745
Liberty National	387,167	124,370	367,278	122,727	345,196	120,083
Other	199,746	192,340	202,234	185,619	205,998	179,513
Total	$3,347,169	$796,994	$3,243,732	$761,823	$3,118,237	$722,618

	Health
	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense	Gross Premiums	Required Interest Expense
United American	$493,272	$3,133	$439,125	$5,739	$401,834	$7,002
Family Heritage	468,063	78,425	427,640	71,900	396,211	65,892
Liberty National	189,690	25,130	189,650	26,144	187,095	27,248
American Income	119,209	7,457	117,644	6,790	113,605	6,542
Direct to Consumer	17,073	—	15,033	—	14,283	—
Total	$1,287,307	$114,145	$1,189,092	$110,573	$1,113,028	$106,684
Gross premiums are included within life and health premium on the Consolidated Statements of Operations, while the related interest expense is included in life and health policyholder benefits.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the undiscounted and discounted expected future net premiums, expected future gross premiums, and expected future policy benefits, at both original and current discount rates, for life and health contracts for the three years ended December 31, 2025:

	Life
	As of December 31, 2025			As of December 31, 2024			As of December 31, 2023
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
American Income
PV of expected future gross premiums	$26,709,794	$15,068,860	$15,424,780	$25,492,032	$14,410,088	$14,471,277	$24,265,464	$13,695,495	$14,264,077
PV of expected future net premiums	8,350,443	4,710,303	4,792,153	8,233,110	4,656,710	4,645,917	8,001,107	4,523,329	4,681,888
PV of expected future policy benefits	33,211,854	9,905,431	10,358,054	31,831,310	9,508,589	9,870,692	30,623,947	9,061,833	10,163,627

DTC
PV of expected future gross premiums	$17,249,507	$9,027,497	$9,390,147	$17,372,446	$9,077,304	$9,258,880	$17,506,091	$9,150,049	$9,761,706
PV of expected future net premiums	10,110,468	5,321,113	5,542,616	10,481,376	5,504,912	5,622,906	10,774,655	5,664,259	6,052,651
PV of expected future policy benefits	25,607,204	8,616,929	9,205,616	25,841,419	8,660,948	9,125,112	25,723,752	8,656,752	9,714,516

Liberty National
PV of expected future gross premiums	$4,980,287	$2,900,642	$2,917,146	$4,837,598	$2,817,204	$2,775,304	$4,660,783	$2,720,264	$2,784,916
PV of expected future net premiums	1,744,779	988,843	1,008,538	1,849,200	1,047,022	1,048,447	1,897,696	1,077,831	1,129,716
PV of expected future policy benefits	9,008,086	3,291,890	3,371,175	9,073,624	3,340,219	3,377,517	8,905,815	3,338,252	3,605,392

Other
PV of expected future gross premiums	$3,473,311	$1,783,847	$1,912,248	$3,627,855	$1,844,670	$1,942,849	$3,726,111	$1,889,930	$2,088,668
PV of expected future net premiums	838,315	408,949	425,338	885,362	430,276	440,047	910,786	443,949	478,052
PV of expected future policy benefits	12,293,519	3,643,392	4,054,000	12,466,943	3,582,068	3,960,963	12,431,963	3,506,859	4,239,623

Total
PV of expected future gross premiums	$52,412,899	$28,780,846	$29,644,321	$51,329,931	$28,149,266	$28,448,310	$50,158,449	$27,455,738	$28,899,367
PV of expected future net premiums	21,044,005	11,429,208	11,768,645	21,449,048	11,638,920	11,757,317	21,584,244	11,709,368	12,342,307
PV of expected future policy benefits	80,120,663	25,457,642	26,988,845	79,213,296	25,091,824	26,334,284	77,685,477	24,563,696	27,723,158

As of December 31, 2025 for the life segment using current discount rates, the Company anticipates $29.6 billion of expected future gross premiums and $11.8 billion of expected future net premiums. As of December 31, 2024 and 2023 using current discount rates, the Company anticipated $28.4 billion and $28.9 billion of expected future gross premiums and $11.8 billion and $12.3 billion in expected future net premiums, respectively. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Health
	As of December 31, 2025			As of December 31, 2024			As of December 31, 2023
	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates	Not discounted	At original discount rates	At current discount rates
United American
PV of expected future gross premiums	$12,730,369	$7,651,632	$7,732,883	$9,350,851	$5,738,332	$5,643,454	$8,682,707	$5,295,148	$5,396,402
PV of expected future net premiums	8,782,379	5,273,275	5,330,081	6,442,648	3,948,855	3,885,530	5,955,294	3,625,803	3,697,771
PV of expected future policy benefits	8,864,386	5,296,183	5,345,453	6,584,800	4,026,860	3,960,432	6,148,565	3,741,530	3,814,328

Family Heritage
PV of expected future gross premiums	$7,541,348	$4,394,554	$4,239,286	$7,242,884	$4,220,293	$3,938,234	$6,739,913	$3,982,571	$3,844,287
PV of expected future net premiums	3,238,994	1,895,803	1,822,012	3,188,017	1,867,873	1,734,875	2,997,954	1,783,173	1,711,741
PV of expected future policy benefits	7,540,691	3,845,648	3,586,908	7,176,690	3,712,044	3,336,546	6,655,694	3,506,689	3,315,880

Liberty National
PV of expected future gross premiums	$2,004,452	$1,277,288	$1,320,341	$2,039,441	$1,299,234	$1,316,967	$2,089,005	$1,325,869	$1,390,066
PV of expected future net premiums	492,640	331,414	336,843	500,297	338,275	337,119	518,008	348,570	358,472
PV of expected future policy benefits	1,345,596	765,964	793,855	1,374,959	791,140	804,695	1,413,211	816,819	865,808

American Income
PV of expected future gross premiums	$2,001,778	$1,059,232	$1,100,150	$1,770,862	$992,641	$1,012,919	$1,768,231	$991,448	$1,047,348
PV of expected future net premiums	462,290	245,300	248,400	400,512	225,141	223,247	359,248	201,869	206,381
PV of expected future policy benefits	821,453	380,082	393,599	709,637	348,711	355,303	640,326	315,431	335,504

Direct to Consumer
PV of expected future gross premiums	$419,608	$249,370	$257,172	$248,646	$157,812	$159,862	$236,776	$149,119	$156,612
PV of expected future net premiums	339,996	201,449	207,323	208,577	131,919	133,377	174,738	109,880	115,363
PV of expected future policy benefits	316,089	191,272	196,732	204,099	127,975	129,277	163,087	104,501	109,482

Total
PV of expected future gross premiums	$24,697,555	$14,632,076	$14,649,832	$20,652,684	$12,408,312	$12,071,436	$19,516,632	$11,744,155	$11,834,715
PV of expected future net premiums	13,316,299	7,947,241	7,944,659	10,740,051	6,512,063	6,314,148	10,005,242	6,069,295	6,089,728
PV of expected future policy benefits	18,888,215	10,479,149	10,316,547	16,050,185	9,006,730	8,586,253	15,020,883	8,484,970	8,441,002

As of December 31, 2025 for the health segment using current discount rates, the Company anticipates $14.6 billion of expected future gross premiums and $7.9 billion of expected future net premiums. As of December 31, 2024 and 2023 using current discount rates, the Company anticipated $12.1 billion and $11.8 billion of expected future gross premiums and $6.3 billion and $6.1 billion in expected future net premiums, respectively. For each respective period, only expected future net premiums are included in the determination of the liability for future policy benefits on the balance sheet, while the difference between the expected future gross premiums and the expected future net premiums is not.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table summarizes the balances of, and changes in, policyholders’ account balances for the three years ended December 31, 2025:

	Policyholders' Account Balances
	2025			2024			2023
	Interest Sensitive Life	Deferred Annuity(1)	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds	Interest Sensitive Life	Deferred Annuity	Other Policy-holders' Funds
Balance at January 1,	$723,389	$656,573	$468,604	$732,948	$773,039	$236,958	$739,105	$954,318	$123,236
Issuances	—	1,040	—	—	875	—	—	896	—
Premiums and deposits received	19,653	12,584	191,812	20,928	11,332	240,802	22,036	13,209	122,136
Policy charges	(11,730)	—	—	(12,295)	—	—	(12,926)	—	—
Surrenders and withdrawals	(23,007)	(64,145)	(132,566)	(22,479)	(107,707)	(13,897)	(21,215)	(165,584)	(13,042)
Benefit payments	(30,565)	(46,070)	—	(30,512)	(43,955)	—	(29,909)	(57,937)	—
Interest credited	27,344	20,589	22,617	27,790	23,634	21,165	28,320	28,150	9,314
Other	6,603	98	(18,420)	7,009	(645)	(16,424)	7,537	(13)	(4,686)
Balance at December 31,	$711,687	$580,669	$532,047	$723,389	$656,573	$468,604	$732,948	$773,039	$236,958

Weighted-average credit rate	3.81%	3.33%	4.52%	3.82%	3.31%	6.00%	3.85%	3.26%	5.17%
Net amount at risk	$1,560,633	N/A	N/A	$1,663,496	N/A	N/A	$1,766,170	N/A	N/A
Cash surrender value	$667,217	$580,669	$532,047	$677,111	$656,573	$468,604	$671,596	$773,039	$236,958
(1) At December 31, 2025, $400 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of difference, if any, in basis points between rates being credited to policyholders and the respective guaranteed minimums as of December 31, 2025, 2024, and 2023:

	At December 31, 2025
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$2,115	$438,586
3.00%-3.99%	29,355	406,105	3,128
4.00%-4.99%	592,935	172,449	55,299
Greater than 5.00%	89,397	—	35,034
Total	711,687	580,669	532,047
51-150 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$711,687	$580,669	$532,047
(1) At December 31, 2025, $400 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

	At December 31, 2024
Range of guaranteed minimum crediting rates	Interest Sensitive Life	Deferred Annuity(1)	Other Policyholders' Funds
At guaranteed minimum:
Less than 3.00%	$—	$1,812	$373,584
3.00%-3.99%	29,251	473,191	3,182
4.00%-4.99%	604,412	181,570	55,876
Greater than 5.00%	89,726	—	35,962
Total	723,389	656,573	468,604
51-150 basis points above:
Less than 3.00%	—	—	—
3.00%-3.99%	—	—	—
4.00%-4.99%	—	—	—
Greater than 5.00%	—	—	—
Total	—	—	—
Grand Total	$723,389	$656,573	$468,604
(1) At December 31, 2024, $449 million has been reinsured with third-party reinsurers under existing reinsurance agreements.

GL 2025 FORM 10-K

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

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 7—Deferred Acquisition Costs

The following tables roll forward the deferred policy acquisition costs for the three years ended December 31, 2025:

	Life
	American Income	DTC	Liberty National	Other	Total
Balance at January 1, 2023	$2,258,291	$1,676,931	$610,723	$298,346	$4,844,291
Capitalizations	471,771	159,650	107,230	13,053	751,704
Amortization expense	(159,898)	(99,464)	(51,534)	(16,530)	(327,426)
Foreign exchange adjustment	3,206	—	—	—	3,206
Balance at December 31, 2023	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775

Balance at January 1, 2024	$2,573,370	$1,737,117	$666,419	$294,869	$5,271,775
Capitalizations	524,980	145,538	119,203	12,172	801,893
Amortization expense	(181,431)	(101,425)	(56,832)	(16,535)	(356,223)
Foreign exchange adjustment	(16,690)	—	—	—	(16,690)
Balance at December 31, 2024	$2,900,229	$1,781,230	$728,790	$290,506	$5,700,755

Balance at January 1, 2025	$2,900,229	$1,781,230	$728,790	$290,506	$5,700,755
Capitalizations	546,709	140,809	124,461	12,443	824,422
Amortization expense	(207,054)	(103,919)	(62,264)	(13,213)	(386,450)
Foreign exchange adjustment	9,023	—	—	—	9,023
Balance at December 31, 2025	$3,248,907	$1,818,120	$790,987	$289,736	$6,147,750

	Health
	United American	Family Heritage	Liberty National	American Income	DTC	Total
Balance at January 1, 2023	$77,394	$416,608	$133,096	$57,811	$1,854	$686,763
Capitalizations	1,941	63,366	20,309	12,849	—	98,465
Amortization expense	(5,846)	(27,131)	(13,464)	(3,982)	(175)	(50,598)
Foreign exchange adjustment	—	—	—	105	—	105
Balance at December 31, 2023	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735

Balance at January 1, 2024	$73,489	$452,843	$139,941	$66,783	$1,679	$734,735
Capitalizations	2,608	70,311	23,775	14,955	2	111,651
Amortization expense	(5,567)	(27,035)	(14,796)	(4,678)	(148)	(52,224)
Foreign exchange adjustment	—	—	—	(741)	—	(741)
Balance at December 31, 2024	$70,530	$496,119	$148,920	$76,319	$1,533	$793,421

Balance at January 1, 2025	$70,530	$496,119	$148,920	$76,319	$1,533	$793,421
Capitalizations	2,852	80,747	18,951	14,949	1	117,500
Amortization expense	(5,430)	(33,487)	(15,661)	(5,184)	(135)	(59,897)
Foreign exchange adjustment	—	—	—	362	—	362
Balance at December 31, 2025	$67,952	$543,379	$152,210	$86,446	$1,399	$851,386

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table presents a reconciliation of deferred policy acquisition costs to the Consolidated Balance Sheets the three years ended December 31, 2025:

	December 31,
	2025	2024	2023
Life
American Income	$3,248,907	$2,900,229	$2,573,370
Direct to Consumer	1,818,120	1,781,230	1,737,117
Liberty National	790,987	728,790	666,419
Other	289,736	290,506	294,869
Total DAC—Life	6,147,750	5,700,755	5,271,775

Health
United American	67,952	70,530	73,489
Family Heritage	543,379	496,119	452,843
Liberty National	152,210	148,920	139,941
American Income	86,446	76,319	66,783
Direct to Consumer	1,399	1,533	1,679
Total DAC—Health	851,386	793,421	734,735

Annuity	—	1,413	2,967
Total	$6,999,136	$6,495,589	$6,009,477

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 8—Liability for Unpaid Claims

Activity in the liability for unpaid health claims is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1,	$210,994	$194,809	$184,286
Less reinsurance recoverables	(1,521)	(2,157)	(2,084)
Net balance at January 1,	209,473	192,652	182,202
Incurred related to:
Current year	851,946	767,076	697,521
Prior years	(1,831)	(10,460)	(4,853)
Total incurred	850,115	756,616	692,668
Paid related to:
Current year	659,556	587,473	535,971
Prior years	176,028	152,322	146,247
Total paid	835,584	739,795	682,218

Net balance at December 31,	224,004	209,473	192,652
Plus reinsurance recoverables	1,233	1,521	2,157
Balance at December 31,	$225,237	$210,994	$194,809

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

Below is the reconciliation of the liability of "Policy claims and other benefits payable" on the Consolidated Balance Sheets.

	December 31,
	2025	2024
Policy claims and other benefits payable:
Life insurance	$315,595	$321,838
Health insurance	225,237	210,994
Total	$540,832	$532,832

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 9—Income Taxes

The following table discloses significant components of income taxes for each year presented:

	Year Ended December 31,
	2025	2024	2023
Income tax expense (benefit) from operations:
Current income tax expense (benefit)—federal	$196,988	$217,929	$145,700
Current income tax expense (benefit)—state	219	206	180
Deferred income tax expense (benefit)—federal	77,530	37,740	77,631
Provision for income tax expense (benefit)	274,737	255,875	223,511

Shareholders’ equity:
Other comprehensive income (loss)	68,656	197,427	4,762
	$343,393	$453,302	$228,273

In each of the years 2023 through 2025, deferred income tax expense (benefit) was incurred because of certain differences between net income before income tax expense (benefit) as reported on the Consolidated Statements of Operations and taxable income as reported on Globe Life's income tax returns. As explained in Note 1—Significant Accounting Policies, these differences caused the consolidated financial statement book values of some assets and liabilities to be different from their respective tax bases.

The effective income tax rate differed from the expected U.S. federal statutory rate of 21.0% as shown below:

	Year Ended December 31,
	2025	%	2024	%	2023	%
U.S. federal statutory tax rate	$301,555	21.0	$278,594	21.0	$250,796	21.0
State and local income taxes, net of federal income tax effect(1)	173	—	163	—	142	—
Tax credits:
LIH credits	(11,906)	(0.8)	(9,700)	(0.7)	(14,291)	(1.2)
Purchased solar credits	(4,988)	(0.3)	(3,000)	(0.2)	—	—
Increasing research activities credit	(1,400)	(0.1)	(2,000)	(0.2)	—	—
Nontaxable or nondeductible items:
Share-based awards	377	—	1,341	0.1	(4,724)	(0.4)
Tax exempt investment income	(9,522)	(0.7)	(9,644)	(0.7)	(9,644)	(0.8)
Other adjustments	448	—	121	—	1,232	0.1
Effective tax rate	$274,737	19.1	$255,875	19.3	$223,511	18.7
(1)State taxes in Texas and California made up the majority (greater than 50 percent) of the tax effect in this category.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes:

	Year Ended December 31,
	2025	2024	2023
Federal	$140,527	$128,005	$120,658
State	173	189	144
Foreign	226	201	232
Total income taxes paid (received)	$140,926	$128,395	$121,034

The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdiction in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received):

	Year Ended December 31,
	2025	%	2024	%	2023	%
Federal	$140,527	99.7	$128,005	99.7	$120,658	99.7
Other	399	0.3	390	0.3	376	0.3
Total	$140,926	100.0	$128,395	100.0	$121,034	100.0

Domestic income from continuing operations before income tax expense was $1.4 billion, $1.3 billion, and $1.2 billion for the year ended December 31, 2025, 2024, and 2023, respectively. The Company had no income from foreign operations.

	Year Ended December 31,
	2025	2024	2023
Income tax expense (or benefit) from continuing operations:
Federal	$274,518	$255,669	$223,331
State	219	206	180
Total	$274,737	$255,875	$223,511

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2025	2024
Deferred tax assets:
Unrealized losses	$460,158	$532,756
Carryover of tax losses	15,052	10,342
Total gross deferred tax assets	475,210	543,098
Less valuation allowance	(2,632)	(3,383)
Net deferred tax assets	472,578	539,715
Deferred tax liabilities:
Employee and agent compensation	115,604	104,385
Deferred acquisition costs	961,915	961,406
Future policy benefits, unearned and advance premiums, and policy claims	254,277	228,117
Other liabilities	75,843	24,432
Total gross deferred tax liabilities	1,407,639	1,318,340
Net deferred tax liability	$935,061	$778,625

Bermuda Corporate Income Tax Act: The Bermuda Corporate Income Tax Act (the "Act") was enacted on December 27, 2023, and included a new corporate income tax ("CIT"). The CIT is in effect for years beginning after January 1, 2025. The CIT is applicable to the Company; however, due to having a small international footprint, the Company is out of scope for 2025 and will be subject to the CIT beginning in 2030. Additionally, the Company does not expect the Act to have a material impact on the consolidated financials.

Income Tax Return: Globe Life Inc. and its subsidiaries file a life-nonlife consolidated federal income tax return. The statutes of limitations for the Internal Revenue Service's examination and assessment of additional tax are closed for all tax years prior to 2017 with respect to Globe Life's consolidated federal income tax returns. Management concludes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from current or future tax examinations and other tax-related matters for all open years. The Company's Bermuda subsidiaries have made, or intend to make, the election under Internal Revenue Code Section 953(d) to be taxed as a U.S. Corporation effective with their date of incorporation.

Valuations: Globe Life has a $71.7 million net operating loss ("NOL") carryforward at December 31, 2025, of which $7.2 million was created prior to 2018 and will begin to expire in 2035 if not otherwise used to offset future taxable income. The remaining NOL carryforward of $64.5 million may be carried forward indefinitely. A valuation allowance is to be recorded when it is more likely than not that deferred tax assets will not be realized by the Company. A valuation allowance has been established in the amount of $2.6 million related to pre-acquisition and post-acquisition NOL carryforward deferred tax assets from an acquisition in 2024 as management has determined that the acquired companies will more than likely not have sufficient taxable income in future periods to realize the deferred tax assets.

Globe Life's tax liability is adjusted to include a provision for uncertain tax positions taken or expected to be taken in a tax return. However, during the years 2023 through 2025, Globe Life did not have any uncertain tax positions which resulted in unrecognized tax benefits.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 10—Postretirement Benefits

Globe Life has qualified noncontributory defined benefit pension plans (the "Pension Plans") and contributory savings plans that cover substantially all employees. There is also a nonqualified noncontributory supplemental executive retirement plan ("SERP") that covers a limited number of officers. The tables included herein will focus on the Pension Plans and SERP.

The total cost of these retirement plans charged to operations was as follows:

	Year Ended December 31,
	2025	2024	2023
Plan Type:
Defined Contribution Plans(1)	$6,870	$6,605	$6,390
Defined Benefit Pension Plans(2)	15,984	16,458	15,225
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

Globe Life's SERP provides an additional supplemental defined pension benefit to a limited number of officers. The supplemental benefit is based on the participant’s qualified plan benefit without consideration to the regulatory limits on compensation and benefit payments applicable to qualified plans, except that eligible compensation is capped at $1 million. The SERP is nonqualified and unfunded. However, a Rabbi Trust has been established to support the liability for this plan. The Rabbi Trust consists of life insurance policies on the lives of plan participants with an unaffiliated insurance carrier as well as an investment account. Since this plan is nonqualified, the investments and the policyholder value of the insurance policies in the Rabbi Trust are not included as defined benefit plan assets, but rather assets of the Company. They are included in “Other Assets” on the Consolidated Balance Sheets.

Defined benefit and SERP plan contributions were $26.5 million in 2025, $24.8 million in 2024, and $24.4 million in 2023. In 2026, the Company does not expect to increase contributions to the plans from what was contributed in 2025.

GL 2025 FORM 10-K

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

The following table presents the assets of the Company's Pension Plans at December 31, 2025 and 2024:

Pension Assets by Component at December 31, 2025

	Fair Value Determined by:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Amount	% of Total
Exchange traded fund(4)	$53,437	$—	$—	$53,437	8
Equity exchange traded fund(1)	344,409	—	—	344,409	50
U.S. Government and Agency	—	180,974	—	180,974	26
Other bonds	—	3	—	3	—
Guaranteed annuity contract(2)	—	46,341	—	46,341	7
Short-term investments	6,957	—	—	6,957	1
Other	3,747	—	—	3,747	1
	$408,550	$227,318	$—	635,868	93
Other long-term investments(3)				48,411	7
Total pension assets				$684,279	100
(1)A fund including marketable securities that mirror the S&P 500 index.
(2)Representing a guaranteed annuity contract issued by Globe Life Inc.'s subsidiary, American Income Life Insurance Company, to fund the obligations of the American Income Life Insurance Company Collective Bargaining Agreement Employees Pension Plan.
(3)Includes non-redeemable investment funds that report the Globe Life Inc. Pension Plan's pro-rata share of the limited partnership's net asset value (NAV) per share, or its equivalent, as a practical expedient for fair value. As of December 31, 2025, the Globe Life Inc. Pension Plan owned less than 1% of three long-term investment funds.
(4)A fund including U.S. dollar-denominated investment-grade securities issued by industrial, utility, and financial companies with maturities greater than 10 years.

GL 2025 FORM 10-K

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

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

At December 31, 2025, there were no restricted investments contained in the portfolio. Plan contributions have been invested primarily in fixed maturity and equity securities during the three years ended December 31, 2025.

The following table presents additional information about the Company's other long-term investments included in pension plan assets as of December 31, 2025 and December 31, 2024 at fair value:

	Fair Value		Unfunded Commitments(2)
Investment Category	2025	2024	2025	Redemption Term/Notice(1)
Multi-asset class	$7,541	$12,383	$—	Non-redeemable
Private equity	35,824	18,163	37,666	Non-redeemable
Infrastructure	5,046	—	26,132	Non-redeemable
Total	$48,411	$30,546	$63,798
(1)Non-redeemable funds generally have an expected life of 7 to 10 years from fund closing with extension options of 2 to 4 years. Redemptions are paid out throughout the life of the funds at the General Partner's discretion.
(2)Unfunded commitments include unfunded balances during the investment period. After an investment period ends, the fund can call capital based on limited and specified reasons. As of December 31, 2025, unfunded commitments totaled $78.1 million, including funds past the investment period.

SERP: The following tables include premiums paid for COLI for the three years ended December 31, 2025 and investments of the Rabbi Trust for the two years ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
Premiums paid for insurance coverage	$—	$443	$443

		At December 31,
		2025	2024
Total investments:
COLI		$59,008	$57,210
Exchange traded funds		111,470	98,314
		$170,478	$155,524

Pension Plans and SERP Liabilities: The following table presents the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the Pension Plans and SERP at December 31, 2025 and 2024:

	December 31,
	2025		2024
	PBO	ABO	PBO	ABO
Pension plans	$597,695	$531,741	$561,615	$500,010
SERP	79,093	72,666	73,441	68,428
Benefit obligation	$676,788	$604,407	$635,056	$568,438

For the year ended December 31, 2025, the Pension Plans have plan assets with fair values in excess of projected benefit obligations. The projected benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2025	2024
Funded benefit pension plans PBO	$597,695	$561,615
Funded benefit pension plans fair value of plan assets	684,279	614,845

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

For the year ended December 31, 2025, the funded benefit pension plans have plan assets with fair value in excess of the accumulated benefit obligations. The accumulated benefit obligations and the fair value of plan assets were as follows:

	At December 31,
	2025	2024
Funded benefit pension plans ABO	$531,741	$500,010
Funded benefit pension plans fair value of plan assets	684,279	614,845

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

Weighted Average Pension Plan Assumptions

For Benefit Obligations at December 31:		2025	2024
Discount rate		5.81%	5.81%
Rate of compensation increase		4.44	4.46

For Periodic Benefit Cost for the Year:	2025	2024	2023
Discount rate	5.81%	5.40%	5.71%
Expected long-term returns	7.33	7.18	6.98
Rate of compensation increase	4.46	4.40	4.40

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

Net Periodic Benefit Cost: The following table presents the net periodic benefit cost for the defined benefit plans by expense component for the three years ended December 31, 2025 as follows:

Components of Net Periodic Benefit Cost

	Year Ended December 31,
	2025	2024	2023
Service cost—benefits earned during the period	$24,969	$24,898	$21,568
Interest cost on projected benefit obligation	36,081	33,123	31,367
Expected return on assets	(46,278)	(42,580)	(38,625)
Amortization of prior service cost (credit)	1,167	1,071	1,075
Recognition of actuarial gain (loss)	45	(54)	(160)
Net periodic benefit cost	$15,984	$16,458	$15,225

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

An analysis of the impact on other comprehensive income (loss) concerning pensions and other postretirement benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$26,194	$(2,727)	$1,570
Amortization of:
Prior service cost (credit)	1,168	1,071	1,075
Net actuarial (gain) loss(1)	(915)	(597)	(1,465)
Total amortization	253	474	(390)
Plan amendments	—	(1,212)	—
Experience gain (loss)(2)	10,522	29,659	(3,907)
Balance at December 31	$36,969	$26,194	$(2,727)
(1)Includes amortization of postretirement benefits other than pensions of $(959) thousand in 2025, $(622) thousand in 2024, and $(732) thousand in 2023.
(2)The increase in the experience gain (loss) is related to an increase in discount rate.

The following table presents a reconciliation from the beginning to the end of the year of the PBO for the Pension Plans and SERP, and the plan assets for the Pension Plans. This table also presents the amounts previously recognized as a component of accumulated other comprehensive income.

Pension Benefits

	Year Ended December 31,
	2025	2024
Changes in PBO:
PBO at beginning of year	$635,056	$627,560
Service cost	24,969	24,898
Interest cost	36,081	33,123
Plan amendments	—	1,212
Actuarial loss (gain)	10,252	(22,964)
Benefits paid	(29,570)	(28,773)
PBO at end of year	676,788	635,056

Changes in plan assets:
Fair value at beginning of year	614,845	570,767
Return on assets	67,459	48,084
Contributions	26,488	24,767
Benefits paid	(29,570)	(28,773)
Fair value at end of year	679,222	614,845
Funded status at year end	$2,434	$(20,211)

Changes in the PBO related to actuarial losses (gains) are primarily attributed to changes in the discount rate.

	Year Ended December 31,
Amounts recognized in accumulated other comprehensive income consist of:	2025	2024
Net loss (gain)	$(39,917)	$(28,720)
Prior service cost	5,468	6,636
Net amounts recognized at year end	$(34,449)	$(22,084)

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Globe Life has estimated its expected postretirement benefits to be paid over the next ten years as of December 31, 2025. These estimates use the same assumptions that measure the benefit obligation at December 31, 2025, taking estimated future employee service into account. Those estimated benefits are as follows:

For the year(s):
2026	$33,125
2027	36,024
2028	38,950
2029	42,143
2030	44,682
2031-2035	260,402

Note 11—Supplemental Disclosures of Cash Flow Information

The following table summarizes Globe Life's noncash transactions for the three years ended December 31, 2025, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation not involving cash	$53,355	$40,118	$30,736
Commitments for low-income housing interests	234,753	35,000	—
Exchanges of fixed maturity investments	288,491	105,595	50,936
Net unsettled security trades	408	2,334	3,833
Noncash tax credits	—	—	1,083

The following table summarizes certain amounts paid during the period:

	Year Ended December 31,
	2025	2024	2023
Interest paid	$144,680	$116,993	$99,545
Income taxes paid(1)	175,907	175,400	121,034
(1)Income taxes paid includes cash paid of $35 million, $47 million, and $0 for the purchase of transferable tax credits as of December 31, 2025, 2024, and 2023, respectively.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12—Debt

The following table presents information about the terms and outstanding balances of Globe Life's debt.

Selected Information about Debt Issues

				As of December 31,
				2025				2024
Instrument	Issue Date	Maturity Date	Coupon Rate	Par Value	Unamortized Discount & Issuance Costs	Book Value	Fair Value	Book Value
Senior notes	09/27/2018	09/15/2028	4.550%	$550,000	$(2,252)	$547,748	$555,115	$546,999
Senior notes	08/21/2020	08/15/2030	2.150%	400,000	(2,396)	397,604	361,852	397,132
Senior notes(1)	05/19/2022	06/15/2032	4.800%	250,000	(3,308)	246,692	251,923	246,272
Senior notes	08/23/2024	09/15/2034	5.850%	450,000	(4,782)	445,218	472,792	444,814
Junior subordinated debentures	11/17/2017	11/17/2057	5.275%	125,000	(1,539)	123,461	123,290	123,443
Junior subordinated debentures	06/14/2021	06/15/2061	4.250%	325,000	(7,528)	317,472	217,750	317,387
Term loan(2)	05/11/2023	08/15/2027	5.353%	250,000	(1,110)	248,890	248,890	248,204
Subtotal				2,350,000	(22,915)	2,327,085	2,231,612	2,324,251
Unamortized issuance costs(3)				—	(6,292)	(6,292)	(6,292)	—
Total long-term debt				2,350,000	(29,207)	2,320,793	2,225,320	2,324,251

Commercial paper				306,000	(1,344)	304,656	304,656	415,401
Total short-term debt				306,000	(1,344)	304,656	304,656	415,401

Total debt				$2,656,000	$(30,551)	$2,625,449	$2,529,976	$2,739,652
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

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Contractual Debt Obligations: The following table presents expected scheduled principal payments under our contractual debt obligations:

	Year Ended December 31,
	2026	2027	2028	2029	2030	Thereafter
Debt obligations	$306,000	$250,000	$550,000	$—	$400,000	$1,150,000

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

As of December 31, 2025, the Company was in full compliance with these covenants.

Pre-capitalized Trust Securities: On July 1, 2025, the Company entered into a 30-year Facility Agreement with a Delaware trust (the "Trust") following the completion of a private placement of Trust securities for $500 million of Pre-Capitalized Trust Securities ("P-CAPS"), conducted pursuant to Rule 144A under the Securities Act. The Trust invested the proceeds from this offering in a portfolio of U.S. Treasury principal and interest strips ("Treasury securities"). P-CAPS provide the Company with a source of liquidity, the proceeds of which, if drawn, would be used for general corporate purposes.

Under the Facility Agreement, the Company has the right, on one or more occasions, to issue and sell up to $500 million of its 6.580% Senior Notes to the Trust in exchange for a corresponding amount of Treasury securities held by the Trust. In consideration for this right, the Company pays the Trust a semi-annual facility fee at a rate of 1.789% per annum on the unexercised portion of the facility. These fees are recorded in Interest Expense in the Consolidated Statements of Operations. The Company also reimburses the Trust for its administrative expenses. The Issuance Right will be exercised automatically in full upon (i) our failure to pay the facility fee or to purchase any Strips required to be purchased under the Facility, if the failure to pay is not cured within 30 days, or (ii) certain bankruptcy events involving the Company. We are also required to exercise the Issuance Right in full if our consolidated stockholders’ equity (excluding AOCI) falls below $1.85 billion, subject to certain adjustments. As of December 31, 2025, the Company had no senior note issuances under the Facility Agreement.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Commercial Paper: Commercial paper outstanding and any long-term debt due within one year are reported as short-term debt on the Consolidated Balance Sheets. The following tables present selected information concerning Globe Life's commercial paper borrowings.

Credit Facility—Commercial Paper
(Dollar amounts in thousands)

	At December 31,
	2025	2024
Balance commercial paper at end of period (at par value)	$306,000	$419,000
Annualized interest rate	4.05%	5.22%
Letters of credit outstanding	$115,000	$115,000
Remaining amount available under credit line	579,000	466,000

Credit Facility—Commercial Paper Activity
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Average balance of commercial paper outstanding during period (par value)	$412,705	$405,573	$290,024
Daily-weighted average interest rate (annualized)	4.77%	5.65%	5.40%
Maximum daily amount outstanding during period (par value)	$605,500	$633,425	$477,700
Commercial paper issued during period (par value)	2,369,500	2,052,056	2,029,000
Commercial paper matured during period (par value)	(2,482,500)	(1,952,056)	(1,995,000)
Net commercial paper issued (matured) during period (par value)	(113,000)	100,000	34,000

The Company reduced the commercial paper borrowings by $113 million from the prior year. The Company was able to issue commercial paper as needed under this facility during the year ended December 31, 2025 and 2024.

Federal Home Loan Bank: FHLB membership provides certain of our insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. The membership requires ownership of FHLB common stock, as well as the purchase of activity-based common stock equal to approximately 4.1% of outstanding borrowings.

Globe Life owned $32.5 million in FHLB common stock as of December 31, 2025 and $34.5 million as of December 31, 2024. The FHLB stock is restricted from redemption or repurchases for the duration of the membership and recorded at cost (par) as required by applicable guidance. The FHLB stock is included in "Other long-term investments" on the Consolidated Balance Sheets. Borrowings with the FHLB are subject to the availability of pledged assets at the insurance subsidiaries of Globe Life. As of December 31, 2025, Globe Life's insurance subsidiaries' maximum borrowing capacity under the FHLB facility was approximately $730 million, net of outstanding funding agreements and short-term borrowings, on pledged assets with a fair value of $1.4 billion. As of December 31, 2025, $437 million in funding agreements were outstanding with the FHLB, compared to $372 million as of December 31, 2024. This amount is included in "Other policyholders' funds" on the Consolidated Balance Sheets. The Company had no short-term borrowings from the FHLB as of December 31, 2025 and 2024, respectively.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 13—Shareholders' Equity

Share Data: A summary of common share activity is presented in the following chart.

	Common Stock
	Issued	Treasury Stock
2023:
Balance at January 1, 2023	105,218,183	(8,478,288)
Grants of restricted stock	—	7,110
Vesting of performance shares	—	84,298
Issuance of common stock due to exercise of stock options	—	1,375,313
Treasury stock acquired	—	(4,415,287)
Retirement of treasury stock	(3,000,000)	3,000,000
Balance at December 31, 2023	102,218,183	(8,426,854)
2024:
Grants of restricted stock	—	7,375
Vesting of performance shares	—	143,211
Issuance of common stock due to exercise of stock options	—	584,993
Treasury stock acquired	—	(10,549,341)
Retirement of treasury stock	(5,000,000)	5,000,000
Balance at December 31, 2024	97,218,183	(13,240,616)
2025:
Grants of restricted stock	—	6,530
Vesting of performance shares	—	152,680
Issuance of common stock due to exercise of stock options	—	1,842,860
Treasury stock acquired	—	(6,886,536)
Retirement of treasury stock	(5,000,000)	5,000,000
Balance at December 31, 2025	92,218,183	(13,125,082)

There was no activity related to the preferred stock in years 2023 through 2025.

GL 2025 FORM 10-K

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

	Globe Life Share Repurchase Program			Share Repurchase for Dilution Purposes
	Shares Acquired (in thousands)	Total Cost	Average Price	Shares Acquired (in thousands)	Total Cost	Average Price
2025	5,420	$685,151	$126.41	1,469	$189,669	$129.14
2024	10,086	945,637	93.76	501	48,026	95.75
2023	3,369	380,103	112.84	1,080	127,155	117.72

Restrictions: Restrictions exist on the flow of funds to Globe Life Inc. from its insurance subsidiaries. Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. Dividends from insurance subsidiaries of Globe Life Inc. are restricted based on regulations by their states of domicile. Additionally, insurance company distributions are generally not permitted in excess of statutory surplus. Subsidiaries are also subject to certain minimum capital requirements. Subsidiaries of Globe Life paid cash dividends to the Parent Company in the amount of $816 million in 2025, $693 million in 2024, and $460 million in 2023. As of December 31, 2025, dividends from our U.S. insurance subsidiaries to the Parent Company available to be paid in 2026 are limited to the amount of $211 million without regulatory approval, such that $1.4 billion was considered restricted net assets of the subsidiaries. Dividends exceeding these limitations may be available during the year pending regulatory approval. While there are no legal restrictions on the payment of dividends to shareholders from Globe Life's retained earnings, retained earnings as of December 31, 2025 were restricted by lenders’ covenants which require the Company to maintain and not distribute $5.6 billion from its total consolidated retained earnings of $8.5 billion.

Earnings per Share: A reconciliation of basic and diluted weighted-average shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2025	2024	2023
Basic weighted average shares outstanding	81,376,845	89,278,574	95,098,474
Weighted average dilutive options outstanding	1,148,147	382,848	1,265,367
Diluted weighted average shares outstanding	82,524,992	89,661,422	96,363,841

Antidilutive shares	—	2,140,787	422,739

Antidilutive shares are excluded from the calculation of diluted earnings per share. All antidilutive shares noted above result from outstanding out of the money employee and Director stock options.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 14—Stock-Based Compensation

Globe Life's stock-based compensation consists of stock options, restricted stock, restricted stock units, and performance shares. Certain employees and members of the board of directors (directors) have been granted fixed equity options to buy shares of Globe Life Inc. stock at the market value of the stock on the date of grant, under the provisions of the Globe Life stock option plans. The options are exercisable during the period commencing from the date they vest until expiring according to the terms of the grant. Options generally expire the earlier of employee termination or option contract term, which are either seven-year or ten-year terms. However, depending on the circumstances of termination, options may be exercised for a period of time following termination of employment or upon death or disability. Options generally vest in accordance with the following schedule:

		Shares vested by period
	Contract Period	6 Months	Year 1	Year 2	Year 3
Directors	7 years	100%	—%	—%	—%
Employees	7 years	—%	—%	50%	50%

All employee options vest immediately upon retirement on or after the attainment of age 65, upon death, or disability. Globe Life generally issues shares for the exercise of stock options from treasury stock. The Company generally uses the proceeds from option exercises to buy shares of Globe Life common stock in the open market to reduce the dilution from option exercises.

A summary of stock compensation activity for each of the three years ended December 31, 2025 is presented below:

	2025	2024	2023
Stock-based compensation expense recognized(1)	$53,355	$40,118	$30,736
Tax benefit recognized	10,829	7,085	11,178
(1)No stock-based compensation expense was capitalized in any period in accordance with applicable GAAP.

Additional stock compensation information is as follows at December 31:

	2025	2024
Unrecognized compensation(1)	$49,461	$46,956
Weighted average period of expected recognition (in years)(1)	0.64	0.53
(1)Includes stock options, restricted stock units and performance shares.

No equity awards were cash settled during the three years ended December 31, 2025.

Options: The following table summarizes information about stock options outstanding at December 31, 2025.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$50.64 - $98.32	1,283,918	1.89	$92.51	1,283,918	$92.51
100.74	745,000	1.15	100.74	745,000	100.74
103.23	935,490	3.14	103.23	935,490	103.23
105.56 - 128.40	1,339,536	4.97	124.90	266,584	118.92
$50.64 - $128.40	4,303,944	2.99	$106.34	3,230,992	$99.69

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

An analysis of option activity for each of the three years ended December 31, 2025, is as follows:

	2025		2024		2023
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding—beginning of year	5,825,957	$99.74	5,940,320	$96.19	6,962,374	$91.73
Granted:
7-year term	349,342	127.43	520,810	128.32	497,060	120.49
Exercised	(1,842,860)	89.23	(584,993)	88.52	(1,375,313)	82.95
Expired and forfeited	(28,495)	120.48	(50,180)	106.62	(143,801)	90.92
Outstanding—end of year	4,303,944	$106.34	5,825,957	$99.74	5,940,320	$96.19

Exercisable at end of year	3,230,992	$99.69	4,376,436	$93.73	4,003,028	$91.23

Additional information about Globe Life's stock option activity as of December 31, 2025 and 2024 is as follows:

	2025	2024
Outstanding options:
Weighted-average remaining contractual term (in years)	2.99	3.15
Aggregate intrinsic value	$144,251	$81,703
Exercisable options:
Weighted-average remaining contractual term (in years)	2.24	2.48
Aggregate intrinsic value	$129,787	$77,946

Selected stock option activity for the three years ended December 31, 2025, is presented below:

	2025	2024	2023
Weighted-average grant-date fair value of options granted (per share)	$39.92	$33.80	$32.25
Intrinsic value of options exercised	73,970	17,127	49,163
Cash received from options exercised	164,448	51,786	114,080
Actual tax benefit received	8,101	2,489	9,379

Additional information concerning Globe Life's unvested options is as follows at December 31:

	2025	2024
Number of shares outstanding	1,072,952	1,449,521
Weighted-average exercise price (per share)	$126.38	$117.88
Weighted-average remaining contractual term (in years)	5.25	5.19
Aggregate intrinsic value	$14,464	$3,757

Globe Life expects that substantially all unvested options will vest.

Restricted Stock: Restricted stock grants consist of time-vested grants, restricted stock units, and performance shares. Time-vested restricted stock is available to directors and vests over six months. The directors' restricted stock units vest over six months and are converted to shares upon their retirement from the Board. Employees' restricted stock units vest and become non-forfeitable on the vesting date (generally three years from the grant date) or upon meeting certain retirement criteria, or in the event of death or disability. Director restricted stock and restricted stock units are generally granted on the first business day of the calendar year. Performance shares are

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

granted to a limited number of senior executives. Performance shares have a three-year performance period and are not settled in shares until the certification of the achievement of the performance objectives for three-year performance period. While the grant specifies a stated target number of shares, the determination of the actual settlement in shares will be based on the achievement of certain performance objectives of Globe Life over the three-year performance period. Certain executive restricted stock and performance share grants contain terms related to age that could accelerate vesting.

Following are the restricted stock units outstanding for each of the three years ended December 31, 2025:

Year of grants	Outstanding as of year end
2023	163,108
2024	219,864
2025(1)	312,663
(1)Includes dividend equivalent units.

Below is the final determination of the performance share grants in 2021 to 2023:

Year of grants	Final settlement of shares	Final settlement date
2021	143,211	February 28, 2024
2022	152,680	February 26, 2025
2023	149,755	February 25, 2026

For the 2024 and 2025 performance share grants, actual shares that could be distributed range from 0 to 145 thousand for the 2024 grants and 0 to 297 thousand shares for the 2025 grants.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

A summary of restricted stock grants for each of the years in the three-year period ended December 31, 2025, is presented in the table below:

	2025(1)	2024	2023
Directors restricted stock:
Shares	6,530	7,375	7,110
Price per share	$115.20	$122.06	$119.59
Aggregate value	$752	$900	$850
Percent vested	100%	100%	100%
Directors restricted stock units (including dividend equivalents):
Shares	9,582	4,854	9,479
Price per share	$114.84	$120.16	$117.73
Aggregate value	$1,100	$583	$1,116
Percent vested	100%	100%	100%
Employees restricted stock units:
Shares	106,089	101,011	96,975
Price per share	$127.43	$127.29	$120.18
Aggregate value	$13,519	$12,858	$11,654
Percent vested	—%	—%	—%
Performance shares:
Target shares	148,688	96,800	81,300
Target price per share	$127.44	$128.40	$120.49
Aggregate value	$18,948	$12,429	$9,796
Percent vested	—%	—%	—%
(1)Includes dividend equivalent units.

Time-vested restricted stockholders are entitled to dividend payments on the unvested stock. Director restricted stock unit holders are entitled to dividend equivalents. These equivalents are granted in the form of additional restricted stock units and vest immediately upon grant. Dividend equivalents are applicable only to directors' restricted stock units and beginning in 2025 employee performance shares and restricted stock unit awards. Prior to 2025, the performance awards and restricted stock units held by employees were not entitled to dividend equivalents and not entitled to dividend payments until the shares vest and are settled.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

An analysis of nonvested restricted stock is as follows:

	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Employees Restricted Stock Units	Total
2023:
Balance at December 31, 2022	398,535	—	—	—	398,535
Grants	81,300	7,110	9,479	96,975	194,864
Additional performance shares(1)	(28,857)	—	—	—	(28,857)
Restriction lapses	(84,298)	(7,110)	(9,479)	—	(100,887)
Forfeitures	(12,600)	—	—	(4,410)	(17,010)
Balance at December 31, 2023	354,080	—	—	92,565	446,645
2024:
Grants	96,800	7,375	4,854	101,011	210,040
Additional performance shares(1)	84,712	—	—	—	84,712
Restriction lapses	(143,211)	(7,375)	(4,854)	(437)	(155,877)
Forfeitures	(6,000)	—	—	(10,008)	(16,008)
Balance at December 31, 2024	386,381	—	—	183,131	569,512
2025:
Grants	148,688	6,530	9,582	106,089	270,889
Additional performance shares(1)	83,626	—	—	—	83,626
Restriction lapses	(152,680)	(6,530)	(9,582)	(2,473)	(171,265)
Forfeitures	—	—	—	(20,399)	(20,399)
Balance at December 31, 2025	466,015	—	—	266,348	732,363
(1)Estimated additional (reduced) share grants expected due to achievement of performance criteria.

An analysis of the weighted-average grant-date fair values per share of non-vested restricted stock is as follows for the year 2025:

	Executive Performance Shares	Directors Restricted Stock	Directors Restricted Stock Units	Employees Restricted Stock Units
Grant-date fair value per share at January 1, 2025	$115.78	$—	$—	$124.02
Grants	127.44	115.20	114.34	127.18
Estimated additional performance shares	126.75	—	—	—
Restriction lapses	(103.23)	(115.20)	(114.34)	(119.99)
Forfeitures	—	—	—	(125.89)
Grant-date fair value per share at December 31, 2025	125.58	—	—	125.17

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 15—Business Segments

Globe Life is organized into three operating segments: life, health, and investments.

Globe Life's reportable insurance segments are based on the insurance product lines it markets and administers: life insurance and supplemental health insurance. There is also an investment segment that manages the investment portfolio and cash flow for the insurance segments. The Company's chief operating decision makers (the "CODM"), our Co-CEOs, evaluate the overall performance of the operations of the Company in accordance with these segments.

Life insurance products marketed by Globe Life include traditional whole life and term life insurance. Health insurance products are generally guaranteed renewable and include Medicare Supplement, cancer, critical illness, accident, and other limited-benefit supplemental hospital and surgical products.

The following tables present segment premium revenue by each of Globe Life's distribution channels.

Premium Income by Distribution Channel

	For the Year 2025
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,791,356	53	$124,947	8	$1,916,303	39
Direct to Consumer	981,006	29	76,514	5	1,057,520	21
Liberty National	390,094	12	190,468	12	580,562	12
United American	6,188	—	666,758	44	672,946	14
Family Heritage	7,404	—	468,063	31	475,467	10
Other	187,422	6	—	—	187,422	4
Total premium	$3,363,470	100	$1,526,750	100	$4,890,220	100

	For the Year 2024
	Life		Health		Total
Distribution Channel	Amount	% of Total	Amount	% of Total	Amount	% of Total
American Income	$1,698,209	52	$123,123	9	$1,821,332	39
Direct to Consumer	988,522	30	71,993	5	1,060,515	23
Liberty National	371,061	12	190,381	14	561,442	12
United American	6,600	—	591,774	42	598,374	13
Family Heritage	6,661	—	427,654	30	434,315	9
Other	190,294	6	—	—	190,294	4
Total premium	$3,261,347	100	$1,404,925	100	$4,666,272	100

GL 2025 FORM 10-K

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

The measure of profitability established by the CODMs for the insurance segments is underwriting margin before other income and administrative expenses, in accordance with the manner in which the segments are managed. It essentially represents gross profit margin on insurance products before insurance administrative expenses and consists primarily of premium less net policy benefits, acquisition expenses, and commissions. Required interest on policy liabilities is reflected as a component of the Investment segment (rather than as a component of underwriting margin in the insurance segment) in order to match this cost with the investment income earned on the assets supporting the policy liabilities.

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

Management also removes non-operating items unrelated to the Company's core insurance activities when evaluating those results. Therefore, these items are excluded in its presentation of segment results because accounting guidance requires that operating segment results be presented as management views its business. All of these items are included in “Other operating expense” on the Consolidated Statements of Operations for the appropriate year. See additional detail below in the tables.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2025
	Life	Health	Investment	Consolidated
Revenue:
Premium	$3,363,470	$1,526,750	$—	$4,890,220
Net investment income	—	—	1,130,198	1,130,198
Segment revenue	3,363,470	1,526,750	1,130,198	6,020,418
Realized gains (losses)				(27,788)
Other income				1,688
Total consolidated revenue				$5,994,318

Expenses:
Policy obligations(1)	1,924,929	931,141	22,415	2,878,485
Required interest on reserves	(845,875)	(113,832)	969,390	9,683
Amortization of acquisition costs	386,450	59,897	—	446,347
Commissions	174,029	173,490	—	347,519
Premium taxes	68,132	29,825	—	97,957
Non-deferred acquisition costs	146,444	56,101	—	202,545
Segment profit or (loss)	$1,509,361	$390,128	$138,393	2,037,882

Insurance administrative expenses:
Salaries				137,015
Other employee costs				41,609
Information technology costs				82,573
Legal costs				22,510
Other administrative costs				71,888
Parent expense				14,182
Stock-based compensation expense				53,355
Interest expense				141,221
Legal proceedings				17,053
Other expenses				2,183
Annuity				(7,782)
Total expenses				4,558,343

Income before income taxes per Consolidated Statement of Operations				$1,435,975
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2024
	Life	Health	Investment	Consolidated
Revenue:
Premium	$3,261,347	$1,404,925	$—	$4,666,272
Net investment income	—	—	1,135,631	1,135,631
Segment revenue	3,261,347	1,404,925	1,135,631	5,801,903
Realized gains (losses)				(24,188)
Other income				354
Total consolidated revenue				$5,778,069

Expenses:
Policy obligations(1)	2,000,977	851,577	20,969	$2,873,523
Required interest on reserves	(811,147)	(110,342)	950,258	28,769
Amortization of acquisition costs	356,223	52,224	—	408,447
Commissions	159,703	158,869	—	318,572
Premium taxes	68,360	28,421	—	96,781
Non-deferred acquisition costs	134,634	51,753	—	186,387
Segment profit or (loss)	$1,352,597	$372,423	$164,404	1,889,424

Insurance administrative expenses:
Salaries				129,369
Other employee costs				36,176
Information technology costs				80,555
Legal costs				30,478
Other administrative costs				65,852
Parent expense				12,400
Stock-based compensation expense				40,118
Interest expense				127,092
Legal proceedings				21,575
Other expenses				2,620
Annuity				(7,282)
Total expenses				4,451,432

Income before income taxes per Consolidated Statement of Operations				$1,326,637
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

GL 2025 FORM 10-K

Globe Life Inc.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2023
	Life	Health	Investment	Consolidated
Revenue:
Premium	$3,137,244	$1,318,773	$—	$4,456,017
Net investment income	—	—	1,056,884	1,056,884
Segment revenue	3,137,244	1,318,773	1,056,884	5,512,901
Realized gains (losses)				(65,676)
Other income				308
Total consolidated revenue				$5,447,533

Expenses:
Policy obligations(1)	2,050,789	776,362	9,061	$2,836,212
Required interest on reserves	(772,701)	(106,516)	917,441	38,224
Amortization of acquisition costs	327,426	50,598	—	378,024
Commissions	145,678	150,192	—	295,870
Premium taxes	64,571	26,440	—	91,011
Non-deferred acquisition costs	128,509	43,760	—	172,269
Segment profit or (loss)	$1,192,972	$377,937	$130,382	1,701,291

Insurance administrative expenses:
Salaries				119,699
Other employee costs				35,905
Information technology costs				64,998
Legal costs				15,335
Other administrative costs				65,224
Parent expense				10,866
Stock-based compensation expense				30,736
Interest expense				102,316
Legal proceedings				900
Other expenses				4,170
Annuity				(8,492)
Total expenses				4,253,267

Income before income taxes per Consolidated Statement of Operations				$1,194,266
(1)Policy obligations are based upon policyholder behavior and impacts related to lapses, mortality, and morbidity. For detailed information, including remeasurement gains and losses, see Note 6—Policy Liabilities.

GL 2025 FORM 10-K

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

Assets by Segment

	At December 31, 2025
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$20,614,713	$20,614,713
Accrued investment income	—	—	272,818	272,818
Deferred acquisition costs	6,147,750	851,386	—	6,999,136
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,457,359	$1,032,223	$20,887,531	28,377,113

Annuity and other corporate				2,436,579
Total assets				$30,813,692

	At December 31, 2024
	Life	Health	Investment	Consolidated
Cash and invested assets	$—	$—	$19,736,888	$19,736,888
Accrued investment income	—	—	269,791	269,791
Deferred acquisition costs	5,700,755	793,421	—	6,494,176
Goodwill	309,609	180,837	—	490,446
Total segment assets	$6,010,364	$974,258	$20,006,679	26,991,301

Annuity and other corporate				2,084,880
Total assets				$29,076,181

GL 2025 FORM 10-K

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

Liabilities by Segment

	At December 31, 2025
	Life	Health	Investment	Consolidated
Future policy benefits	$16,123,927	$2,465,091	$—	$18,589,018
Unearned and advance premiums	199,011	71,652	—	270,663
Policy claims and other benefits payable	315,595	225,237	—	540,832
Debt	—	—	2,625,449	2,625,449
Other	95,047	—	437,000	532,047
Total segment liabilities	$16,733,580	$2,761,980	$3,062,449	22,558,009

Annuity and other corporate				2,281,104
Total liabilities				$24,839,113

	At December 31, 2024
	Life	Health	Investment	Consolidated
Future policy benefits	$15,484,596	$2,316,094	$—	$17,800,690
Unearned and advance premiums	198,127	59,504	—	257,631
Policy claims and other benefits payable	321,838	210,994	—	532,832
Debt	—	—	2,739,652	2,739,652
Other	96,604	—	372,000	468,604
Total segment liabilities	$16,101,165	$2,586,592	$3,111,652	21,799,409

Annuity and other corporate				1,971,252
Total liabilities				$23,770,661

GL 2025 FORM 10-K

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

As of the end of the fiscal year completed December 31, 2025, an evaluation was performed under the supervision and with the participation of Globe Life management, including the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the disclosure controls and procedures (as those terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that disclosure controls and procedures are effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon their evaluation as of December 31, 2025, the Co-Chairmen and Chief Executive Officers and the Executive Vice President and Chief Financial Officer have concluded that Globe Life's internal control over financial reporting is effective as of the date of this Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), each of these officers executed a Certification included as an exhibit to this Form 10-K.

Changes in Internal Control over Financial Reporting: During the period ended December 31, 2025, there were no changes to Globe Life Inc.'s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting subsequent to the date of their evaluation which have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Refer to Deloitte & Touche LLP's, independent registered public accounting firm, attestation report on the Company's internal controls over financial reporting.

GL 2025 FORM 10-K

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

Management evaluated the Company’s internal control over financial reporting, and based on its assessment, determined that the Company’s internal control over financial reporting was effective as of December 31, 2025. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

/s/ J. Matthew Darden
J. Matthew Darden Co-Chairman and Chief Executive Officer

/s/ Frank M. Svoboda
Frank M. Svoboda Co-Chairman and Chief Executive Officer

/s/ Thomas P. Kalmbach
Thomas P. Kalmbach Executive Vice President and Chief Financial Officer

February 25, 2026

GL 2025 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Globe Life Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Globe Life Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2025 of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements and financial statement schedules.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 25, 2026

GL 2025 FORM 10-K

Item 9B. Other Information

(b) Trading arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a Non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

1. Equity Compensation Plan Information as of December 31, 2025

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	4,303,944	$106.34	2,898,770
Equity compensation plans not approved by security holders	—	—	—
Total	4,303,944	$106.34	2,898,770
2. Security ownership of certain beneficial owners:
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
3. Security ownership of management:
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

GL 2025 FORM 10-K

4. Changes in control:
Globe Life knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

GL 2025 FORM 10-K

EXHIBITS

Exhibit No.	Description	Form	Filing Date

3.1	Restated Certificate of Incorporation of Globe Life Inc.	8-K	August 8, 2019

3.2	Certificate of Amendment of Certificate of Incorporation of Globe Life Inc.	8-K	May 2, 2023

3.3	Amended and Restated By-Laws of Globe Life Inc., as amended August 10, 2023	8-K	August 15, 2023

4.1	Junior Subordinated Indenture, dated November 2, 2001, between Torchmark Corporation and The Bank of New York defining the rights of the 7 3/4% Junior Subordinated Debentures	8-K	November 2, 2001

4.2	Third Supplemental Indenture dated as of November 17, 2017 between Torchmark Corporation and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	November 17, 2017

4.3	Fourth Supplemental Indenture dated as of June 14, 2021 between Globe Life Inc. and Regions Bank, as Trustee, supplementing the Junior Subordinated Indenture dated as of November 2, 2001	8-K	June 14, 2021

4.4	Senior Indenture, dated as of September 24, 2018, between Torchmark Corporation and Regions Bank, as Trustee	S-3	September 24, 2018

4.5	First Supplemental Indenture, dated as of September 27, 2018, between Torchmark Corporation and Regions Bank, as Trustee	8-K	September 27, 2018

4.6	Second Supplemental Indenture, dated as of August 21, 2020, between Globe Life Inc. and Regions Bank, as Trustee	8-K	August 21, 2020

4.7	Third Supplemental Indenture, dated as of May 19, 2022, between Globe Life Inc. and Regions Bank, as Trustee	8-K	May 19, 2022

4.8	Fourth Supplemental Indenture, dated as of August 23, 2024, between Globe Life Inc. and Regions Bank, as Trustee	8-K	August 26, 2024

4.9	Fifth Supplemental Indenture, dated as of July 1, 2025, between Globe Life Inc. and Regions Bank, as Trustee	10-Q	August 6, 2025

10.1	Form of Retirement Life Insurance Benefit Agreement ($495,000 face amount limit)*	10-K	March 22, 2002

10.2	Amended and Restated Supplemental Executive Retirement Plan*	10-K	February 26, 2025

10.3	Amendment One to the Globe Life Inc. Supplemental Executive Retirement Plan*	8-K	November 6, 2025

10.4	Receivables Purchase Agreement dated as of December 31, 2008 among AILIC Receivables Corporation, American Income Life Insurance Company and TMK Re, Ltd.	8-K	January 6, 2009

10.5	Amendment No.1 to Receivables Purchase Agreement dated as of December 31, 2013 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	February 28, 2014

10.6	Amendment No.2 to Receivables Purchase Agreement dated as of December 31, 2018 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	March 1, 2019

10.7	Amendment No. 3 to Receivables Purchase Agreement dated as of December 31, 2023 among AILIC Receivables Corporation, American Income Life Insurance Company, and TMK Re, Ltd.	10-K	February 25, 2026

10.8	Torchmark Corporation 2011 Incentive Plan*	8-K	May 4, 2011

10.9	First Amendment to Torchmark Corporation 2011 Incentive Plan*	8-K	April 29, 2014

10.10	Torchmark Corporation Amended 2011 Non-Employee Director Compensation Plan, effective January, 2017*	10-K	February 27, 2017

10.11	Form of Restricted Stock Unit Award Notice under Torchmark Corporation 2011 Non-Employee Director Compensation Plan*	10-K	February 28, 2011

GL 2025 FORM 10-K

Exhibit No.	Description	Form	Filing Date
10.12	Torchmark Corporation 2018 Incentive Plan*	8-K	May 2, 2018

10.13	First Amendment to Torchmark Corporation 2018 Incentive Plan*	10-K	February 27, 2020

10.14	Second Amendment to Globe Life Inc. 2018 Incentive Plan*	10-Q	May 9, 2023

10.15	Second Amended and Restated Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 28, 2024

10.16	Third Amended and Restated Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 25, 2026

10.17	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan*	10-K	February 27, 2020

10.18	Form of Seven Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018

10.19	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 27, 2020

10.20	Form of Ten Year Stock Option under Torchmark Corporation 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	8-K	May 2, 2018

10.21	Form of Stock Option under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020

10.22	Form of Restricted Stock Unit Award Notice under Globe Life Inc. 2018 Non-Employee Director Compensation Plan*	10-K	February 27, 2020

10.23	Globe Life Inc. Management Incentive Plan (Effective as of January 1, 2024)*	8-K	November 9, 2023

10.24	Second Amended and Restated Credit Agreement dated as of March 29, 2024 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD	8-K	April 2, 2024

10.25	First Amendment to Second Amended and Restated Credit Agreement dated as of June 20, 2025 among Bank of America, N.A., the Lenders party thereto, Globe Life Inc. and TMK RE, LTD.	10-Q	August 6, 2025

10.26	Delayed Draw Term Loan Agreement dated as of April 14, 2023 among Bank of America, N.A., as Administrative Agent, the Lenders party thereto, and Globe Life Inc.	8-K	April 18, 2023

10.27	First Amendment to Delayed Draw Term Loan Agreement dated as of August 15, 2024 among Bank of America, N.A., as Administrative Agent, the Lenders party thereto, and Globe Life Inc.	8-K	August 15, 2024

10.28	Second Amendment to Delayed Draw Term Loan Agreement dated as of June 20, 2025 among Bank of America, N.A., as Administrative Agent, the Lenders party thereto, and Globe Life Inc.	10-Q	August 6, 2025

10.29	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2023)*	10-K	February 23, 2023

10.30	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan (2023)*	10-K	February 23, 2023

10.31	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2023)*	10-K	February 23, 2023

10.32	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions*	10-K	February 23, 2023

10.33	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan (2024)*	10-K	February 28, 2024

10.34	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2024)*	10-K	February 28, 2024

10.35	Form of Restricted Stock Unit Award Certificate under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2024)*	10-K	February 28, 2024

10.36	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2024)*	10-K	February 28, 2024

10.37	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan (November 2024)*	8-K	November 19, 2024

GL 2025 FORM 10-K

Exhibit No.	Description	Form	Filing Date

10.38	Form of Seven Year Stock Option under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (November 2024)*	8-K	November 19, 2024

10.39	Form of Restricted Stock Unit Award Agreement under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (November 2024)*	8-K	November 19, 2024

10.40	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2025)*	10-K	February 26, 2025

10.41	Form of Seven Year Stock Option Grant Agreement under Globe Life Inc. 2018 Incentive Plan (2026)*	10-K	February 25, 2026

10.42	Form of Seven Year Stock Option Grant Agreement under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2026)*	10-K	February 25, 2026

10.43	Form of Restricted Stock Unit Award Agreement under Globe Life Inc. 2018 Incentive Plan (2026)*	10-K	February 25, 2026

10.44	Form of Restricted Stock Unit Award Agreement under Globe Life Inc. 2018 Incentive Plan with Non-Compete, Non-Solicit and Confidentiality Provisions (2026)*	10-K	February 25, 2026

10.45	Form of Performance Share Award Certificate under Globe Life Inc. 2018 Incentive Plan (2026)*	10-K	February 25, 2026

10.46	Globe Life Inc. Executive Severance Plan*	8-K	November 19, 2024

10.47	Globe Life Inc. Long-Term Disability Benefits Summary*	10-K	February 25, 2026

19	Globe Life Inc. Insider Trading Policy	10-K	February 26, 2025

21	Subsidiaries of the Registrant	10-K	February 25, 2026

23	Consent of Deloitte & Touche LLP	10-K	February 25, 2026

24	Powers of Attorney	10-K	February 25, 2026

31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Matthew Darden	10-K	February 25, 2026

31.2	Rule 13a-14(a)/15d-14(a) Certification by Frank M. Svoboda	10-K	February 25, 2026

31.3	Rule 13a-14(a)/15d-14(a) Certification by Thomas P. Kalmbach	10-K	February 25, 2026

32.1	Section 1350 Certification by J. Matthew Darden, Frank M. Svoboda, and Thomas P. Kalmbach	10-K	February 25, 2026

97	Globe Life Inc. Clawback Policy	10-K	February 26, 2024

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data file because the XBRL tags are embedded within the Inline XBRL document.	10-K	February 25, 2026

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	February 25, 2026

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	February 25, 2026

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	February 25, 2026

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	February 25, 2026

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	February 25, 2026

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	10-K	February 25, 2026

* Compensatory plan or arrangement.

GL 2025 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets
(Dollar amounts in thousands)

	December 31,
	2025	2024
Assets:
Investments:
Long-term investments	$32,677	$39,404
Short-term investments	28,006	29,005
Total investments	60,683	68,409
Cash	62,865	66,770
Investment in affiliates	8,541,107	7,740,073
Due from affiliates	68,127	278,301
Taxes receivable from affiliates	4,310	15,202
Other assets	212,355	193,363
Total assets	$8,949,447	$8,362,118

Liabilities and shareholders’ equity:
Liabilities:
Short-term debt	$304,656	$415,401
Long-term debt	2,470,459	2,473,874
Due to affiliates	36,370	52,568
Other liabilities	163,383	114,755
Total liabilities	2,974,868	3,056,598

Shareholders’ equity:
Preferred stock	351	351
Common stock	92,218	97,218
Additional paid-in capital	886,874	878,306
Accumulated other comprehensive income	(1,771,444)	(2,029,720)
Retained earnings	8,546,807	8,002,521
Treasury stock	(1,780,227)	(1,643,156)
Total shareholders’ equity	5,974,579	5,305,520
Total liabilities and shareholders’ equity	$8,949,447	$8,362,118

See Notes to Consolidated Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2025 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Operations
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net investment income	$32,889	$38,341	$36,237
Realized gains (losses)	5,793	4,158	5,924
Total revenue	38,682	42,499	42,161

General operating expenses	94,021	75,387	59,051
Reimbursements from affiliates	(75,504)	(53,136)	(59,796)
Interest expense	147,673	125,023	107,180
Total expenses	166,190	147,274	106,435

Operating income (loss) before income taxes and equity in earnings of affiliates	(127,508)	(104,775)	(64,274)
Income tax benefit	16,005	19,832	10,706
Net operating loss before equity in earnings of affiliates	(111,503)	(84,943)	(53,568)
Equity in earnings of affiliates, net of tax	1,272,741	1,155,705	1,024,323
Net income	1,161,238	1,070,762	970,755

Other comprehensive income (loss):
Attributable to Parent Company	10,539	21,326	1,113
Attributable to affiliates	247,737	721,373	16,781
Comprehensive income (loss)	$1,419,514	$1,813,461	$988,649

See Notes to Consolidated Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2025 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Condensed Statement of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,161,238	$1,070,762	$970,755
Equity in earnings of subsidiaries	(1,272,741)	(1,155,705)	(1,024,323)
Cash dividends from subsidiaries	815,741	692,690	459,535
Other, net	79,549	55,243	33,846
Cash provided from operations	783,787	662,990	439,813

Cash provided from (used for) investing activities:
Net decrease (increase) in short-term investments	999	(28,000)	13,996
Investment in subsidiaries	(66,300)	(12)	—
Acquisition of investments	—	(2,850)	(3,950)
Disposition of investments	—	1	—
Loaned money to affiliates	(365,382)	(557,016)	(479,629)
Repayments from affiliates	614,960	394,925	505,929
Additions to properties	(353)	(19,147)	(7,400)
Cash provided from (used for) investing activities	183,924	(212,099)	28,946

Cash provided from (used for) financing activities:
Repayment of debt	—	—	(165,612)
Proceeds from issuance of debt	—	530,000	170,000
Payment for debt issuance costs	(6,399)	(7,253)	(757)
Net change in commercial paper held less than 90 days	102,638	(13,878)	32,961
Proceeds from commercial paper with original maturities greater than 90 days	487,610	484,726	—
Repayment of commercial paper with original maturities greater than 90 days	(700,993)	(372,011)	—
Issuance of stock	164,448	51,756	114,080
Acquisitions of treasury stock	(880,983)	(1,002,109)	(511,100)
Borrowed money from affiliate	312,000	349,000	290,500
Repayments to affiliates	(340,600)	(296,600)	(290,500)
Payment of dividends	(109,337)	(108,755)	(107,386)
Cash provided from (used for) financing activities	(971,616)	(385,124)	(467,814)

Net increase (decrease) in cash	(3,905)	65,767	945
Cash balance at beginning of period	66,770	1,003	58
Cash balance at end of period	$62,865	$66,770	$1,003

See Notes to Consolidated Financial Statements and accompanying Report of Independent Registered
Public Accounting Firm.

GL 2025 FORM 10-K

Globe Life Inc.
(PARENT COMPANY)
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
Notes to Condensed Financial Statements
(Dollar amounts in thousands)

Note A—Dividends from Subsidiaries

Cash dividends paid to Globe Life from the subsidiaries were as follows:

	Year Ended December 31,
	2025	2024	2023
Dividends from subsidiaries	$815,741	$692,690	$459,535

Note B—Supplemental Disclosures of Cash Flow Information

The following table summarizes non-cash transactions, which are not reflected on the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation not involving cash	$53,355	$40,118	$30,736
Investment in subsidiaries	640,065	—	—
Dividends from subsidiaries	640,065	—	—

 The following table summarizes certain amounts paid (received) during the period:

	Year Ended December 31,
	2025	2024	2023
Interest paid	$150,019	$114,459	$104,493
Income taxes paid (received)	(21,033)	(13,126)	(10,408)

Note C—Preferred Stock

As of December 31, 2025, Globe Life had 351 thousand shares of Cumulative Preferred Stock, Series A, issued and outstanding, of which 280 thousand shares were 6.50% Cumulative Preferred Stock, Series A, and 71 thousand shares were 7.15% Cumulative Preferred Stock, Series A (collectively, the “Series A Preferred Stock”). All issued and outstanding shares of Series A Preferred Stock were held by wholly-owned insurance subsidiaries. In the event of liquidation, the holders of the Series A Preferred Stock at the time outstanding would be entitled to receive a liquidating distribution out of the assets legally available to stockholders in the amount of $1 thousand per share or $351 million in the aggregate, plus any accrued and unpaid dividends, before any distribution is made to holders of Globe Life common stock. Holders of Series A Preferred Stock do not have any voting rights nor have rights to convert such shares into shares of any other class of Globe Life capital stock.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2025 FORM 10-K

Globe Life Inc.
SCHEDULE IV. REINSURANCE (CONSOLIDATED)
(Dollar Amounts in thousands)

	Gross Amount	Ceded to Other Companies(1)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the Year Ended December 31, 2025
Life insurance in force	$229,804,503	$430,278	$1,734,812	$231,109,037	0.8
Premiums(2):
Life insurance	$3,294,163	$(39,968)	$17,669	$3,351,800	0.5
Health insurance	1,516,215	128	10,663	1,526,750	0.7
Total premium	$4,810,378	$(39,840)	$28,332	$4,878,550	0.6
For the Year Ended December 31, 2024
Life insurance in force	$227,975,584	$671,056	$1,823,957	$229,128,485	0.8
Premiums(2):
Life insurance	$3,235,744	$4,649	$17,994	$3,249,089	0.6
Health insurance	1,384,080	2,449	23,294	1,404,925	1.7
Total premium	$4,619,824	$7,098	$41,288	$4,654,014	0.9
For the Year Ended December 31, 2023
Life insurance in force	$225,286,002	$685,289	$1,996,223	$226,596,936	0.9
Premiums(2):
Life insurance	$3,109,838	$4,597	$19,104	$3,124,345	0.6
Health insurance	1,281,720	2,720	39,773	1,318,773	3.0
Total premium	$4,391,558	$7,317	$58,877	$4,443,118	1.3
(1)During 2025 the Company recaptured $39 million of reinsurance ceded, as disclosed in Note 1—Significant Accounting Policies. No amounts have been netted against ceded premium for 2024 and 2023.
(2)Excludes policy charges of $11.7 million, $12.3 million and $12.9 million in each of the years 2025, 2024 and 2023, respectively.

See accompanying Report of Independent Registered Public Accounting Firm.

GL 2025 FORM 10-K

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
Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MATTHEW J. ADAMS *	By:	/s/ LINDA L. ADDISON *
	Matthew J. Adams		Linda L. Addison
	Director		Director

By:	/s/ MARILYN A. ALEXANDER *	By:	/s/ CHERYL D. ALSTON *
	Marilyn A. Alexander		Cheryl D. Alston
	Director		Director

By:	/s/ MARK A. BLINN *	By:	/s/ JAMES P. BRANNEN *
	Mark A. Blinn		James P. Brannen
	Director		Director

By:	/s/ ALICE S. CHO *	By:	/s/ PHILIP M. JACOBS *
	Alice S. Cho		Philip M. Jacobs
	Director		Director

By:		By:
	Derek T. Kan		Sandra L. Phillips
	Director		Director

By:	/s/ DAVID A. RODRIGUEZ *	By:	/s/ MARY E. THIGPEN *
	David A. Rodriguez		Mary E. Thigpen
	Director		Director

Date: February 25, 2026		*By:	/s/ THOMAS P. KALMBACH
Thomas P. Kalmbach
Attorney-in-fact

GL 2025 FORM 10-K